Form 10-Q
period 2001-06-25
FOSTER WHEELER LTD
filed 2001-08-13
CIK 1130385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                        FOR THE TRANSITION PERIOD FROM TO


                         COMMISSION FILE NUMBER 1-286-2


                               FOSTER WHEELER LTD.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


                  BERMUDA                                22-3802649
-------------------------------                     --------------------
(State or other jurisdiction of                     (I.R.S. Employer
Incorporation or organization)                       Identification No.)


                PERRYVILLE CORPORATE PARK, CLINTON, NJ 08809-4000
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


           Registrant's telephone number, including area code:  (908) 730-4000
                                                               -----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date: 40,771,560 shares of the Company's common shares ($1.00 par value) were outstanding as of June 29, 2001.

                               FOSTER WHEELER LTD.

                                      INDEX



PART I              Financial Information:

          ITEM 1 - Financial Statements:

                    Condensed Consolidated Balance Sheet at June 29, 2001 and December 29, 2000

                    Condensed Consolidated Statement of Earnings and Comprehensive Income for the Three and Six Months Ended June 29, 2001 and June 30, 2000

                    Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 29, 2001 and June 30, 2000

                    Notes to Condensed Consolidated Financial Statements


          ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II Other Information:

          ITEM 1 - Legal Proceedings

          ITEM 2 - Changes in Securities and Use of Proceeds

          ITEM 6 - Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I FINANCIAL INFORMATION

ITEM 1 -           FINANCIAL STATEMENTS


                      FOSTER WHEELER LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)


                                                                                June 29, 2001   December 29,
                                                                                   (UNAUDITED)       2000
                                                                                   ----------        ----
                                         ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ..............................................   $   135,549    $   191,893
      Short-term investments .................................................         1,449          1,816
      Accounts and notes receivable ..........................................       881,115        889,166
      Contracts in process and inventories ...................................       497,104        464,329
      Prepaid, deferred and refundable income taxes ..........................        52,934         50,316
      Prepaid expenses .......................................................        31,174         25,456
                                                                                 -----------    -----------
          Total current assets ...............................................     1,599,325      1,622,976
                                                                                 -----------    -----------
Land, buildings and equipment ................................................       845,688        865,349
Less accumulated depreciation ................................................       376,114        370,315
                                                                                 -----------    -----------
          Net book value .....................................................       469,574        495,034
                                                                                 -----------    -----------
Notes and accounts receivable - long-term ....................................        72,174         76,238
Investment and advances ......................................................        82,784        120,551
Intangible assets, net .......................................................       279,496        288,135
Prepaid pension cost and benefits ............................................       184,693        189,261
Other, including insurance recoveries ........................................       606,696        588,474
Deferred income taxes ........................................................       114,937         96,859
                                                                                 -----------    -----------
          TOTAL ASSETS .......................................................   $ 3,409,679    $ 3,477,528
                                                                                 ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current installments on long-term debt .................................   $    21,836    $    19,876
      Bank loans .............................................................        21,268        103,479
      Accounts payable and accrued expenses ..................................       603,229        708,515
      Estimated costs to complete long-term contracts ........................       500,240        521,277
      Advance payments by customers ..........................................        62,256         62,602
      Income taxes ...........................................................        51,079         38,854
                                                                                 -----------    -----------
          Total current liabilities ..........................................     1,259,908      1,454,603
Corporate and other debt less current installments ...........................       265,093        306,001
Special-purpose project debt less current installments .......................       248,846        255,304
Deferred income taxes ........................................................        15,321         15,334
Postretirement and other employee benefits other than pensions ...............       154,979        159,667
Other long-term liabilities and minority interest ............................       628,809        637,190
Subordinated Robbins Facility exit funding obligations .......................       110,340        110,340
Convertible subordinated notes ...............................................       210,000           --
Mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest
      debentures .............................................................       175,000        175,000
                                                                                 -----------    -----------
           TOTAL LIABILITIES .................................................     3,068,296      3,113,439
                                                                                 -----------    -----------
SHAREHOLDERS' EQUITY:
Common Shares.................................................................        40,772         40,748
Paid-in capital ..............................................................       201,390        200,963
Retained earnings ............................................................       245,256        241,250
Accumulated other comprehensive loss .........................................      (146,035)      (118,707)
                                                                                 -----------    -----------
                                                                                     341,383        364,254
Less cost of treasury shares .................................................          --              165
                                                                                 -----------    -----------
TOTAL SHAREHOLDERS' EQUITY ...................................................       341,383        364,089
                                                                                 -----------    -----------
          TOTAL LIABILITIES AND SHAREHOLDERS'
                EQUITY .......................................................   $ 3,409,679    $ 3,477,528
                                                                                 ===========    ===========

See notes to condensed consolidated financial statements.



                      FOSTER WHEELER LTD. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
               (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                            ------------------               ----------------
                                        JUNE 29, 2001   JUNE 30, 2000   JUNE 29, 2001 JUNE 30, 2000
                                        -------------   -------------   ------------- -------------
Revenues:
    Operating revenues ................   $   826,882    $ 1,004,979    $ 1,509,525    $ 1,827,015
    Other income ......................        13,301         17,764         28,893         32,024
                                          -----------    -----------    -----------    -----------

    Total revenues ....................       840,183      1,022,743      1,538,418      1,859,039
                                          -----------    -----------    -----------    -----------

Costs and expenses:
    Cost of operating revenues ........       742,461        923,123      1,350,146      1,664,681
    Selling, general and adminis-
        trative expenses ..............        59,644         54,940        111,041        109,041
    Other deductions/minority interest         26,769         28,180         51,478         51,191
    Dividend on preferred security
        of subsidiary trust ...........         3,938          3,938          7,875          7,875
                                          -----------    -----------    -----------    -----------

    Total costs and expenses ..........       832,812      1,010,181      1,520,540      1,832,788
                                          -----------    -----------    -----------    -----------

Earnings before income taxes ..........         7,371         12,562         17,878         26,251
Provisions for income taxes ...........         5,382          3,915          7,784          9,232
                                          -----------    -----------    -----------    -----------

Earnings before cumulative effect
    of a change in accounting
    principle for pension cost ........         1,989          8,647         10,094         17,019

Cumulative effect on prior years
    (To December 29, 2000) of a
    change in accounting principle
    for pension cost ..................          --             --           (1,200)          --
                                          -----------    -----------    -----------    -----------

Net earnings ..........................   $     1,989    $     8,647    $     8,894    $    17,019

Other comprehensive loss:
    Foreign currency translation
        adjustment ....................        (5,127)        (2,248)       (22,843)       (14,363)

    Change in unrealized losses on
        derivative instruments ........        (4,440)          --          (10,785)          --

    Cumulative effect on prior years
        (To December 29, 2000) of a
        change in accounting principle
        for derivatives ...............          --             --            6,300           --
                                          -----------    -----------    -----------    -----------

Comprehensive (loss)/income ...........   $    (7,578)   $     6,399    $   (18,434)   $     2,656
                                          ===========    ===========    ===========    ===========






                      FOSTER WHEELER LTD. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
               (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)


                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                              ------------------              ----------------
                                          JUNE 29, 2001  JUNE 30, 2000   JUNE 29, 2001  JUNE 30, 2000
                                          -------------  -------------   -------------  -------------
Earnings per share:

   Basic and diluted:
     Before cumulative effect of a
change in accounting principle for
pension cost ...........................   $     0.05   $     0.21   $     0.25    $     0.42

   Cumulative effect on prior years of a
change in accounting principle for
     pension cost ......................         --           --          (0.03)         --
                                           ----------   ----------   ----------    ----------

Earnings per share .....................   $     0.05   $     0.21   $     0.22    $     0.42
                                           ==========   ==========   ==========    ==========


Cash dividends paid per share ..........   $     0.06   $     0.06   $     0.12    $     0.12
                                           ==========   ==========   ==========    ==========

Shares outstanding:
   Basic: Weighted average number of
shares outstanding (In thousands)  .....       40,891       40,795       40,863        40,786

   Diluted: Effect of share options ....          360           13          335             5
                                           ----------   ----------   ----------    ----------



     Total Diluted .....................       41,251       40,808       41,198        40,791
                                           ==========   ==========   ==========    ==========





                      FOSTER WHEELER LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)
                                                                   SIX  MONTHS ENDED
                                                                   -----------------
                                                               JUNE 29, 2001 JUNE 30, 2000
                                                               ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ................................................   $   8,894    $  17,019
Adjustment to reconcile net earnings to cash flows from
    operating activities:
Depreciation and amortization ...............................      27,823       29,659
Deferred tax ................................................         505        2,443
Equity earnings, net of dividends ...........................         (85)      (3,534)
Other .......................................................       6,187       (4,469)
Changes in assets and liabilities:
Receivables .................................................     (26,076)     (13,597)
Contracts in process and inventories ........................     (36,402)     (14,614)
Accounts payable and accrued expenses .......................     (82,072)     (35,697)
Estimated costs to complete long-term contracts .............     (25,944)     (64,832)
Advance payments by customers ...............................       3,044       15,047
Income taxes ................................................      (5,004)     (17,890)
Other assets and liabilities ................................     (12,250)      18,868
                                                                ---------    ---------
NET CASH USED BY OPERATING ACTIVITIES .......................    (141,380)     (71,597)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ........................................     (16,333)     (29,688)
Proceeds from sale of properties ............................      37,705        4,518
Decrease/(increase) in investments and advances .............       9,178       (2,828)
Decrease in short-term investments ..........................         361       14,886
Partnership distributions ...................................      (1,367)      (2,599)
                                                                ---------    ---------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES ............      29,544      (15,711)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend to shareholders ....................................      (4,888)      (4,886)
Repurchase of common shares .................................         (37)         (83)
Proceeds from exercise of stock option ......................         627         --
Proceeds from convertible subordinated notes, net ...........     202,912         --
(Decrease)/increase in short-term debt ......................     (74,273)      67,058
Proceeds from long-term debt ................................      78,271        8,474
Repayment of long-term debt .................................    (131,440)     (22,266)
                                                                ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...................      71,172       48,297
                                                                ---------    ---------

Effect of exchange rate changes on cash and cash equivalents      (15,680)      (5,807)
                                                                ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS .......................     (56,344)     (44,818)
Cash and cash equivalents at beginning of year ..............     191,893      170,268
                                                                ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................   $ 135,549    $ 125,450
                                                                =========    =========

Cash paid during period:
Interest (net of amount capitalized) ........................   $  32,775    $  31,603
                                                                ---------    ---------
Income taxes ................................................   $  10,230    $  23,692
                                                                ---------    ---------

See notes to condensed consolidated financial statements.

                      FOSTER WHEELER LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. The condensed consolidated balance sheet as of June 29, 2001, and the related condensed consolidated statements of earnings and comprehensive income and cash flows for the three and six month period ended June 29, 2001 and June 30, 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

          The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in Foster Wheeler's Annual Report on Form 10-K for the fiscal year ended December 29, 2000 filed with the Securities and Exchange Commission on March 6, 2001, as amended by the Form 10-K/A ("2000 Form 10-K"), filed with the Securities and Exchange Commission on May 11, 2001. The Condensed Consolidated Balance Sheet as of December 29, 2000 has been derived from the audited Consolidated Balance Sheet included in the 2000 Form 10-K. A summary of Foster Wheeler's significant accounting policies is presented on pages 27, 28 and 29 in the 2000 Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the 2000 Form 10-K when reviewing interim financial results. There has been no material change in the accounting policies followed by Foster Wheeler Ltd. (hereinafter referred to as "Foster Wheeler" or the "Company") during the six months of 2001, except for the adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", as discussed in Note 8 and a change in pension accounting which is discussed in Note 11.

2. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, and contingencies, among others. As of June 29, 2001 and December 29, 2000, costs of approximately $175,000 were included in assets, primarily in receivables and contracts in process, representing amounts expected to be realized from claims to customers. These claims have been recognized in accordance with the AICPA's Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts". This Statement requires that it be probable that the claim will result in additional contract revenue and the amount can be reliably estimated. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings. Accordingly, it is possible that the amounts realized could differ materially from the balances included in the financial statements. Management believes that these matters will be resolved without a material effect on the Company's financial position or results of operations.

3. The Company maintains a revolving credit agreement (the "Revolving Credit Agreement") consisting of a $270,000 multi-year facility dated December 1, 1999 that expires on February 12, 2003. In 2001, the Company and the banks that are party to the Revolving Credit Agreement consented to amend the agreement (the "Amendments") on two occasions. The First Amendment provided for the following: (i) provisions associated with the planned change of domicile to Bermuda, (ii) provisions associated with the potential monetization, as previously announced, of certain build, own and operated assets, and (iii) the modification of certain financial covenants. The second Amendment allows Foster Wheeler LLC to make payments to Foster Wheeler Ltd. in amounts sufficient to pay amounts due on the notes. The Revolving Credit Agreement was restated as of May 25, 2001 to reflect these amendments. The Revolving Credit Agreement requires, among other things, that the Company maintain a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. The Company was in compliance with the covenants under the Revolving Credit Agreement as amended as of June 29, 2001.

          Loans under the Revolving Credit Agreement bear interest at a floating rate and are used for general corporate purposes. At June 29, 2001, $37,500 was borrowed under the Revolving Credit Agreement. This amount appears on the Consolidated Balance Sheet under the caption "Corporate and Other Debt". The Company pays various fees to the lenders under these agreements.

          The Company is also permitted to allocate a portion of its available credit under the Revolving Credit Agreement for the issuance of standby letters of credit. Such amounts are not recorded as funded indebtedness, and at June 29, 2001, $113,004 of such standby letters of credit were outstanding.

          In May and June 2001, the Company issued convertible subordinated notes having an aggregate principal amount of $210,000. The notes are due in 2007 and bear interest at 6.50% per annum, payable semi-annually on June 1 and December 1 of each year, commencing December 2001. The notes may be converted into common shares at an initial conversion rate of 62.3131 common shares per $1,000 principal amount, or $16.05 per common share, subject to adjustment under certain circumstances. The notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The net proceeds of approximately $202,900 were used to repay $76,300 under the 364-day revolving credit facility, which expired on May 30, 2001 and to reduce advances outstanding under the Revolving Credit Agreement. Debt issuance costs are a component of interest expense over the term of the notes.

          On January 13, 1999, FW Preferred Capital Trust I, a Delaware Business Trust which is a 100% owned finance subsidiary of the Company, issued $175,000 in Preferred Trust Securities. The Preferred Trust Securities are fully and unconditionally guaranteed by Foster Wheeler, LLC. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. Such distributions may be deferred for periods up to five years. The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004.

    4.   In connection with the Robbins Agreement referred to in PART II, ITEM 1
         - LEGAL PROCEEDINGS, Foster Wheeler agreed to fund, on a subordinated basis, the following:

          (a)  1999C Bonds 7 1/4% interest, installments due
               October 15, 2009 ($16,560) and
               October 15, 2024 ($77,155)                          $     93,715

          (b)  1999D Bonds accrued at 7% due October 15, 2009            18,000
                                                                       --------

                               Total                                   $111,715
                                                                       ========

         1999C BONDS. The 1999C Bonds are subject to mandatory sinking fund reduction prior to maturity at a Redemption Price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date.

5. At June 29, 2001, a total of 4,224,301 shares of common share were reserved for issuance under various share option plans; of this total, 560,180 were not under option.

6. Basic per share data has been computed based on the weighted average number of shares of common shares outstanding. Diluted per share data has been computed based on the basic plus the dilution of share options. The shares relating to the convertible notes offering were not included in the computation due to their antidilutive effect. In 1999, the Company adopted The Directors Deferred Compensation and Share Award Plan (the "Plan"). Under the Plan, each non-management director is credited annually with share units of the Company's common shares. In addition, each non-management director may elect to defer receipt of compensation for services rendered as a director, which deferred amount is credited to his or her account in the form of share units. The Company makes a supplemental contribution equal to 15% of the deferred amount. For the six months ended June 29, 2001, 19,753 share units were credited in participants' accounts. As of June 29, 2001, 108,028 share units were credited in participants' accounts and are included in the calculation of basic earnings per share.

7.        Interest income and cost for the following periods are:

                            THREE MONTHS ENDED        SIX MONTHS ENDED
                            -----------------         ---------------
                             JUNE 29,  JUNE 30,     JUNE 29,    JUNE 30,
                              2001      2000          2001       2000
                            --------   ---------    ---------   ---------

          Interest Income   $  2,834   $  3,025     $   6,272    $  5,775
                            ========   ========     =========    ========
          Interest Cost     $ 19,557   $ 21,018      $ 40,452    $ 41,904
                            ========   ========     =========    ========

          Included in the interest cost is interest capitalized on self-constructed assets, for the three and six months ended June 29, 2001 of $185 and $315, respectively, compared to the $1,508 and $2,983 for the same periods in 2000. Included in interest cost are dividends on Preferred Trust Securities which for the three and six months ended June 29, 2001 and June 30, 2000, amounted to $3,938 and $7,875, respectively.

8. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133", and Statement of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133. These statements require that all derivative instruments be reported on the balance sheet at fair value.

          The Company operates on a worldwide basis. The Company's activities expose it to risks related to the effect of changes in the foreign-currency exchange rates. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows that may arise from volatility in currency exchange rates. These items have been designated as cash flow hedges. The Company does not engage in currency speculation. The Company's forward exchange contracts do not subject the Company to significant risk from exchange rate movement because gains and losses on such contracts offset losses and gains, respectively, in the transactions being hedged. The Company is exposed to credit loss in the event of non-performance by the counter-parties. All of these counter-parties are significant financial institutions that are primarily rated A or better by Standard & Poor's or A2 or better by Moody's. The amount of unrealized gains owed to the Company by counter-parties at June 29, 2001 is $13,938 and is included in Contracts in process and inventories. The amount of unrealized losses owed by the Company to the counter-parties at June 29, 2001 is $20,837 and is included in Estimated costs to complete long-term contracts. A $4,485 net of tax loss was recorded in Other comprehensive income as of June 29, 2001.

          The Company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The Company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. Changes in the fair value of these derivatives are recorded in other comprehensive income until earnings are affected by the recognition of the foreign exchange gains and losses associated with the hedged forecasted transaction. Such amounts, if they occur, will be included in operating revenues or cost of operating revenues. Any hedge amount by which the changes in fair value of the derivative exceed the recognition of the foreign exchange gains and losses associated with the hedged forecasted transactions, is recorded in current period earnings as other income or other deductions. There were no amounts excluded from the assessment of hedge effectiveness and there was no hedge ineffectiveness for the six months ended June 29, 2001. No amounts were reclassified to earnings during the first six months in connection with forecasted transactions that are no longer considered probable of occurring.

          The Company recorded a $6,300 net of tax cumulative-effect adjustment in the comprehensive income relating to fair value of hedging instruments as of December 30, 2000 (The first day of the new fiscal year). As of June 29, 2001, $4,835 of deferred net losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified as earnings during the next twelve months based upon the realization of the forecasted cash flows of the transactions. As of December 29, 2000, $5,045 of deferred net gains on derivative instruments accumulated in other comprehensive income was expected to be reclassified as earnings during the next twelve months based upon the recognition of the foreign exchange gains and losses associated with the hedged forecasted transactions. The maximum term over which the Company is hedging exposure to the variability of cash flows is thirty six months.


          A reconciliation of current period changes, net of applicable income taxes, in accumulated other comprehensive income relating to derivatives qualifying as cash flow hedges are as follows:

                Transition adjustment as of December 30, 2000        $ 6,300
                Current period declines in fair value                 (8,830)
                Reclassifications to earnings                         (1,955)
                                                                     -------

          Balance at June 29, 2001                                   $(4,485)
                                                                     =======


9. In the third quarter 1998, a subsidiary of the Company entered into a three-year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. The agreement contains certain covenants and provides for various events of termination. At June 29, 2001 and December 29, 2000, $50,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade balance in the Condensed Consolidated Balance Sheet.

10. On April 23, 2001, the Company's shareholders approved the reorganization that resulted in the shareholders owning shares of a Bermuda company, Foster Wheeler Ltd. The reorganization became effective May 25, 2001.

11. Effective December 30, 2000 (the first day of the new fiscal year), the Company changed its method for calculating the market-related value of plan assets used in determining the return-on-asset component of annual pension expense. This change was made in consideration of a significant shift in the plans investment portfolio which was made in the later part of 1999. The change in the mix of investments from primarily fixed income to primarily equity securities triggered a reevaluation of the method by which the movement in fair value is recognized. The new market related value method spreads gains and losses in the fair value of securities over a three year period. This method is widely used in practice and tempers somewhat the volatility inherent in the new portfolio mix.

          The change resulted in a cumulative effect adjustment of $1.8 million ($1.2 million net of tax, or $.03 per share) which has been reflected as of the first day of fiscal 2001.

12. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, which requires all business combinations to be accounted for under the purchase method of accounting, is effective for business combinations initiated after June 30, 2001. Under the new rules of SFAS No. 142, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Accordingly, the Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

13. In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company's subsidiaries by customers alleging deficiencies in either equipment design or plant construction. Based on its knowledge of the facts and circumstances surrounding such claims and of its insurance coverage for such claims, if any, management of the Company believes that the disposition of such suits will not result in charges against assets or earnings materially in excess of amounts previously provided for in the accounts.


          Subsidiaries of the Company, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Company's subsidiaries during the 1970s and prior. As of June 29, 2001, there were approximately 103,400 claims pending. During the second quarter of 2001, approximately 11,100 new claims have been filed and approximately 10,500 were either settled or dismissed without payment. The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage was $19.5 million in the second quarter of 2001.


          Subsidiaries of the Company continue to actively manage the claims and to negotiate with certain insurance carriers concerning the limits of coverage provided during different time periods. An agreement the Company's subsidiaries have had with a number of insurers to allow for efficient and thorough handling of claims was terminated by one of the participant insurers with respect to claims filed after June 12, 2001. As a result in the first quarter of 2001, lawsuits commenced between the Company's subsidiaries and certain of the insurers to determine the respective rights and responsibilities under the policies going forward. The Company's subsidiaries are currently in negotiations with the insurers, and the Company's subsidiaries believe that they will enter into a similar replacement arrangement to govern the management of, and allocation of payments on, asbestos related claims filed after June 12, 2001. The Company anticipates that the existing insurance policies are adequate whether or not the Company's subsidiaries can agree on a new arrangement. Although the expiration of the previous arrangement may delay the ability of the subsidiaries of the Company to get reimbursed on a timely basis by the insurers for claims filed after June 12, 2001, the Company's and its subsidiaries' policies will continue to cover asbestos related claims brought against the Company and its subsidiaries after June 12, 2001 and it is anticipated that the subsidiaries of the Company can continue to manage the resolution of such claims without a material adverse impact on the Company's financial condition.

          The Company's subsidiaries have recorded an asset relating to probable insurance recoveries and a liability related to probable losses. The Company's subsidiaries ability to continue to recover their costs or any portion thereof relating to the defense and payment of these claims is uncertain and dependent on a number of factors including the financial solvency of the insurers, some of which are currently insolvent, including one insurer that has provided policies for a substantial amount of coverage. The Company cannot predict the amount or timing of claims that would be submitted to such insolvent insurers. The Company's management after consultation with counsel, has considered the litigation with the insurers described above, and the financial viability and legal obligations of the insurance carriers and believes that except for those insurers that have become or may become insolvent, the insurers or their guarantors should continue to adequately fund claims and defense costs relating to asbestos litigation.


          The subsidiaries of the Company have been effective in managing the asbestos litigation in part because (1) the Company has access to historical project documents and other business records going back more than 50 years, allowing the Company and its subsidiaries to defend themselves by determining if they were present at the location that is the cause of the alleged asbestos claim and, if so, the timing and extent of the subsidiaries' presence; (2) the Company's subsidiaries maintain detailed records on their insurance policies and have identified policies issued since 1952, and (3) the Company's subsidiaries have consistently and vigorously defended these claims which have allowed the Company's subsidiaries to dismiss claims that are without merit or to settle claims at amounts that are considered reasonable.

          On November 30, 1999, the United States District Court for the Northern District of Texas handed down a final judgement in the case of KOCH ENGINEERING COMPANY, INC. ET AL VS. GLITSCH, INC., ET AL. Glitsch, Inc. (now known as Tray, Inc.) is an indirect subsidiary of the Company. This lawsuit, which claimed damages for patent infringement and trade secret misappropriations, has been pending for over 17 years. The judgement awarded compensatory damages of $20,900 plus pre-judgement interest in an amount yet to be calculated by the Court and punitive damages equal to 50% of compensatory damages, or approximately $10,500. While the Court has not finally determined the amount of pre-judgement interest, it has preliminarily ruled that pre-judgement interest on actual patent infringement damages will be based on an annualized 90-day Treasury bill rate calculation. The Court also ruled that post-judgement interest will be paid at a rate of 5.471% on all actual damages from November 30, 1999 until paid. If the Court adopts the plaintiff's pre-judgement interest calculations, the award of pre-judgement interest could amount to approximately $14,800 with respect to the patent infringement damages and approximately $8,200 for the trade secret misappropriation. Tray, Inc. has various motions for relief from the judgement which are presently pending before the trial court. Tray, Inc. believes it has reasonable grounds to appeal the judgement as it has been advised by counsel that the Court's decision contains numerous legal and factual errors subject to reversal on appeal. While Tray, Inc. believes it has reasonable grounds to prevail on appeal, the ultimate outcome cannot be determined.

          In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden County waste-to-energy project. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to service the debt on outstanding bonds, which were issued to construct the plant and to acquire a landfill for Camden County's use. The debt, although reflected in the consolidated financial statements of the Company, has been issued by the Pollution Control Financing Authority of Camden County. This debt is collateralized by a pledge of certain revenues and assets of the project but not the plant. A subsidiary of the Company has an obligation to fund the debt to the extent the project generates a positive cash flow. The subsidiary has filed suit against the involved parties, including the State of New Jersey, seeking, among other things, to void the applicable contracts and agreements governing this project. Pending final outcome of the litigation and results of legislative initiatives in New Jersey to resolve the issues relating to the debt obligations associated with the project, management believes that the plant will continue to operate at full capacity while receiving market rates for waste disposal. However, at the same time, management cannot determine the ultimate effect of these events on the project.

          In 1996, subsidiaries of the Company completed the construction of a recycling and waste-to-energy project located in the Village of Robbins, Illinois (the "Robbins Facility"). By virtue of the Robbins Facility qualifying under the Illinois Retail Rate Law as a qualified solid waste-to-energy facility, it was to receive electricity revenues projected to be substantially higher than the utility's "avoided cost". Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on utility gross receipts and invested capital. The State of Illinois (the "State") was to be reimbursed by the Robbins Facility for the tax credit beginning after the 20th year following the initial sale of electricity to the utility. The State repealed the Retail Rate Law insofar as it applied to the Robbins Facility. In October 1999, a subsidiary of the Company reached an agreement (the "Robbins Agreement") with the holders of bonds issued by the Village of Robbins to finance the construction of the Robbins Facility (the "Bondholders"). As part of the Robbins Agreement, the subsidiary agreed to continue to contest this repeal through litigation. Pursuant to the Robbins Agreement, the subsidiary has also agreed that any proceeds of such litigation will be allocated in the following order of priority: (1) to redeem all of the outstanding 1999D Bonds, (2) to reimburse the subsidiary for any amounts paid by it in respect of the 1999D Bonds (together with interest on the foregoing amounts at a rate of 10.6% per annum) and (3) to reimburse the subsidiary for any costs incurred by it in connection with prosecuting the Retail Rate litigation (together with interest on the foregoing amounts at a rate of 10.6% per annum). Then, to the extent there are further proceeds, an amount equal to the amount distributed pursuant to the preceding clause (2) shall fund payments in respect of the Non-Recourse Robbins Bonds. Thereafter, 80% of any further proceeds shall fund payments on the Non-Recourse Robbins Bonds until an amount sufficient to repay such Bonds in full has been paid over, with the remaining 20% being paid over to the subsidiary. After the foregoing payments shall have been made, any remaining proceeds shall be paid over to the subsidiary.

          On December 1, 1999, three special purpose subsidiaries of the Company commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code in order to effectuate the terms of the Robbins Agreement. On January 21, 2000, these subsidiaries' plan of reorganization was confirmed, and the plan was consummated on February 3, 2000.

On August 8, 2000, the subsidiaries of the Company initiated the final phase of their exit from the Robbins Facility. As part of the Robbins Agreement, the subsidiaries had agreed to operate the Robbins Facility for the benefit of the bondholders for no more than 2 years or earlier if a buyer could be found for the plant, subject to being reimbursed for all costs of operation. Such reimbursement did not occur and, therefore, under the Robbins Agreement, the subsidiaries on October 10, 2000, completed the final phase of their exit from the project. The Company had been administering the project companies through a Delaware business trust, which owns the project on behalf of the bondholders. As a result of its exit from the project, the Company is no longer administering the project companies. A subsidiary of the Company has reached an agreement in principle with the debtor project companies and the requisite holders of the bonds, which would favorably resolve issues related to the exit from the project.

          Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws, the current owner or operator of real property and the past owners or operators of real property (if disposal took place during such past ownership or operation) may be jointly and severally liable for the costs of removal or remediation of toxic or hazardous substances on or under their property, regardless of whether such materials were released in violation of law or whether the owner or operator knew of, or was responsible for, the presence of such substances. Moreover, under CERCLA and similar state laws, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be jointly and severally liable for the costs of the removal or remediation of such substances at a disposal or treatment site, whether or not such site was owned or operated by such person ("off-site facility"). Liability at such off-site facilities is typically allocated among all of the viable responsible parties based on such factors as the relative amount of waste contributed to a site, toxicity of such waste, relationship of the waste contributed by a party to the remedy chosen for the site, and other factors.

          Subsidiaries of the Company currently own and operate industrial facilities and have also transferred their interests in industrial facilities that they formerly owned or operated. It is likely that as a result of its current or former operations, such facilities have been impacted by hazardous substances. The Company and its subsidiaries are not aware of any conditions at their currently owned facilities in the United States that they expect will cause the Company to incur significant costs.

          The Company and its subsidiaries are aware of potential environmental liabilities at facilities that they acquired in 1995 in Europe, but the subsidiaries have the benefit of an indemnity from the seller with respect to any required remediation or other environmental violations that they believe will address the costs of any such remediation or other required environmental measures. The Company and its subsidiaries also may receive claims, pursuant to indemnity obligations from owners of recently sold facilities that may require the Company and its subsidiaries to incur costs for investigation and/or remediation. Based on the available information, the Company and its subsidiaries do not believe that such costs will be material. No assurance can be provided that the Company will not discover environmental conditions at its currently owned or operated properties, or that additional claims will not be made with respect to formerly owned properties, requiring the Company and its subsidiaries to incur material expenditures to investigate and/or remediate such conditions.

          Subsidiaries of the Company had been notified that they were potentially responsible parties ("PRP") under CERCLA or similar state laws at three off-site facilities, excluding sites as to which the subsidiaries have resolved their liability. At each of these sites, the subsidiaries' liability should be substantially less than the total site remediation costs because the percentage of waste attributable to the subsidiary compared to that attributable to all other PRPs is low. The subsidiaries do not believe that their share of cleanup obligations at any of the three off-site facilities as to which they have received a notice of potential liability will individually exceed $1 million.

          Several of the Company's former subsidiaries associated with the Robbins Facility received a Complaint for Injunction and Civil Penalties from the State of Illinois, dated April 28, 1998 (amended in July 1998) alleging primarily state air violations at the Robbins Facility (PEOPLE OF THE STATE OF ILLINOIS V. FOSTER WHEELER ROBBINS, INC., filed in Circuit Court of Cook County, Illinois, County Department, Chancery Division). The United States Environmental Protection Agency commenced a related enforcement action at approximately the same time. (EPA-5-98-IL-12 and EPA-5-98-IL-13). Although the complaint seeks substantial civil penalties for numerous violations of up to $50.0 for each violation, with an additional penalty of $10.0 for each day of each violation, the maximum allowed under the statute, and an injunction against continuing violations, the relevant subsidiaries have reached a staff-level agreement in principle with the state on a Consent Decree that will resolve all violations. The subsidiaries liability, if any, is not expected to be material.

          Subsidiaries of the Company have brought various project claims against customers for amounts in excess of the agreed contract price or amounts not included in the original contract price. These involve claims by the subsidiaries for additional costs arising from changes in the initial scope of work or from customer caused delays. The costs associated with these changes or customer caused delays include additional direct costs, such as increased labor or material costs as a result of the additional work, and also costs that are imposed by virtue of the delays in the project.

          The ultimate legal and financial liability in respect to all claims, lawsuits and proceedings cannot be estimated with certainty. As additional information concerning the estimates used become known, the Company reassesses its position both with respect to gain contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change relate to legal matters, which are subject to change as events evolve and as additional information becomes available during the administration and litigation process.

14. Changes in equity for the six months ended June 29, 2001 were as follows:

                                                                                   ACCUMULATED
                                                                                      OTHER                               TOTAL
                                  COMMON SHARES            PAID-IN     RETAINED    COMPREHENSIVE    TREASURY SHARES   SHAREHOLDER'S
                                SHARES        AMOUNT       CAPITAL     EARNINGS        LOSS        SHARES     AMOUNT     EQUITY
                                ------        ------       -------     --------        ----        ------     ------     ------

Balance December 29, 2000     40,747,668    $   40,748    $ 200,963    $ 241,250   $  (118,707)     (24,616)    $ (165)  $  364,089

Net earnings                                                               8,894                                              8,894

Dividends paid - common                                                   (4,888)                                            (4,888)
Purchase of treasury share                                                                           (3,000)       (37)         (37)
Foreign currency translation
    adjustment                                                                         (22,843)                             (22,843)

Cumulative effect on prior
   years (to December 29,
   2000) of change in
   accounting principle for
   derivatives                                                                           6,300                                6,300

Current period declines in
   fair value                                                                           (8,830)                              (8,830)

Reclassification to earnings                                                            (1,955)                              (1,955)
Share option exercise price
   and par value                  66,000            66          561                                                             627

Shares issued under incentive
    plan and other plans                                          6                                   3,008         20           26

Bermuda reorganization           (42,108)          (42)        (140)         -            -          24,608        182          -
                              -----------   ----------    ----------   ---------   -----------      -------     ------   ----------

Balance June 29, 2001         40,771,560    $   40,772    $ 201,390    $ 245,256   $  (146,035)           0     $    0   $  341,383
                              ==========    ==========    =========    =========   ===========      =======     ======   ==========


15.       Major Business Groups


                                                                           Six Months Ended
                                                                   JUNE 29, 2001     JUNE 30, 2000
                                                                   -------------     -------------

ENGINEERING AND CONSTRUCTION
        Revenues                                                      $ 1,009,291    $ 1,409,031
        Gross earnings from operations                                     90,874         96,242
        Interest expense                                                    1,414          3,341
        Earnings before income taxes                                       39,114         45,466

ENERGY EQUIPMENT
        Revenues                                                      $   552,035    $   483,540
        Gross earnings from operations                                     67,765         65,047
        Interest expense                                                   12,080         16,768
        Earnings before income taxes                                       17,782         18,598

CORPORATE AND FINANCIAL SERVICES(1)
        Revenues                                                      $   (22,908)   $   (33,532)
        Gross earnings from operations                                        740          1,045
        Interest expense(2)                                                26,643         18,812
        Loss before income taxes                                          (39,018)       (37,813)

TOTAL
        Revenues                                                      $ 1,538,418    $ 1,859,039
        Gross earnings from operations                                    159,379        162,334
        Interest expense (2)                                               40,137         38,921
        Earnings before income taxes                                       17,878         26,251
        Provision for income taxes                                          7,784          9,232
                                                                      -----------    -----------

        Earnings before cumulative effect of a change in accounting
            principle for pension cost                                     10,094         17,019

        Cumulative effect on prior years (to December 29, 2000) of
            a change in accounting principle for pension cost              (1,200)          --
                                                                      -----------    -----------

        Net earnings                                                  $     8,894    $    17,019
                                                                      ===========    ===========


(1)     Includes intersegment eliminations.
(2)     Includes dividends on Preferred Trust Securities.

16.       Consolidating Financial Information

          The following represents summarized consolidating financial information as of June 29, 2001 and December 29, 2000, with respect to the financial position, and for the six months ended June 29, 2001, and June 30, 2000 for results of operations and cash flows of the Company and its wholly-owned and majority-owned subsidiaries. As a result of the reorganization described in Note 10, on May 25, 2001 Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the Company's 6 3/4% notes due November 15, 2005 (the "Notes"). Foster Wheeler USA Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Energy International, Inc., Foster Wheeler International Holdings, Inc., Foster Wheeler Ltd., Foreign Holdings Ltd., and Foster Wheeler Inc. issued guarantees in favor of the holders of the Notes or otherwise assumed the obligations under the indenture governing the Notes. Each of the guarantees is full and unconditional and joint and several. In May 2001, the Company issued 6.5% Convertible Subordinated Notes (Convertible Notes) due in 2007, more fully described in Note 3. The Convertible Notes are fully and unconditionally guaranteed by Foster Wheeler LLC. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors, because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Company.

          The comparative statements for December 29, 2000, with respect to the financial position, and the results of operations and cash flows for the six months ended June 30, 2000 reflect the financial information of the Company prior to the reorganization that occurred on May 25, 2001. It is management's belief that due to the nature of the reorganization, a restatement of the prior financial statements would not be meaningful.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                            (In Thousands of Dollars)

                                  June 29, 2001


                                          FOSTER WHEELER  FOSTER WHEELER   GUARANTOR
                 ASSETS                         LTD.           LLC        SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                 ------                         ----           ---        ------------  ------------  ------------

Current assets ...........................   $        48   $    74,703   $ 1,596,728   $   (72,154)   $ 1,599,325
Investment in subsidiaries ...............       343,884       515,327          --        (859,211)          --
Land, buildings & equipment (net) ........          --            --         469,574          --          469,574
Notes and accounts receivable - long-term           --         405,000        72,174      (405,000)        72,174
Intangible assets (net) ..................          --            --         279,496          --          279,496
Other non-current assets .................          --          21,291       967,819          --          989,110
                                             -----------   -----------   -----------   -----------    -----------

TOTAL ASSETS .............................   $   343,932   $ 1,016,321   $ 3,385,791   $(1,336,365)   $ 3,409,679
                                             ===========   ===========   ===========   ===========    ===========
        LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities ......................   $     2,549   $     6,347   $ 1,323,166   $   (72,154)   $ 1,259,908
Long-term debt ...........................          --         237,500       276,439          --          513,939
Other non-current liabilities ............          --            --       1,204,109      (405,000)       799,109
Subordinated Robbins obligations .........          --            --         110,340          --          110,340
Convertible subordinated notes ...........          --         210,000          --            --          210,000
Preferred trust securities ...............          --         175,000          --            --          175,000
                                             -----------   -----------   -----------   -----------    -----------

TOTAL LIABILITIES ........................         2,549       628,847     2,914,054      (477,154)     3,068,296
TOTAL SHAREHOLDERS'
    EQUITY ...............................       341,383       387,474       471,737      (859,211)       341,383
                                             -----------   -----------   -----------   -----------    -----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY ..................   $   343,932   $ 1,016,321   $ 3,385,791   $(1,336,365)   $ 3,409,679
                                             ===========   ===========   ===========   ===========    ===========




                      CONDENSED CONSOLIDATING BALANCE SHEET
                            (In Thousands of Dollars)

                                December 29, 2000

                                                               Guarantor    Non-Guarantor
                         ASSETS                    FWC       SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                         ------                    ---       ------------   ------------  ------------  ------------

Current assets ..............................   $   391,560   $   497,486   $ 1,571,314   $  (837,384)   $ 1,622,976
Investment in subsidiaries ..................       918,582       317,663       139,008    (1,375,253)          --
Land, buildings & equipment (net) ...........        46,621        26,455       428,080        (6,122)       495,034
Notes and accounts receivable - long-term ...        48,203         5,245       330,867      (308,077)        76,238
Intangible assets (net) .....................          --          85,977       202,158          --          288,135
Other non-current assets ....................       754,246         5,735       193,070        42,094        995,145
                                                -----------   -----------   -----------   -----------    -----------

TOTAL ASSETS ................................   $ 2,159,212   $   938,561   $ 2,864,497   $(2,484,742)   $ 3,477,528
                                                ===========   ===========   ===========   ===========    ===========

           LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities .........................   $   543,360   $   470,835   $ 1,277,792   $  (837,384)   $ 1,454,603
Long-term debt ..............................       309,190          --         389,173      (137,058)       561,305
Other non-current liabilities ...............       657,233         9,081       263,435      (117,558)       812,191
Subordinated Robbins Obligations ............       110,340          --            --            --          110,340
Preferred trust securities ..................       175,000          --         175,000      (175,000)       175,000
                                                -----------   -----------   -----------   -----------    -----------

TOTAL LIABILITIES ...........................     1,795,123       479,916     2,105,400    (1,267,000)     3,113,439
TOTAL STOCKHOLDERS'
    EQUITY ..................................       364,089       458,645       759,097    (1,217,742)       364,089
                                                -----------   -----------   -----------   -----------    -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY .....................   $ 2,159,212   $   938,561   $ 2,864,497   $(2,484,742)   $ 3,477,528
                                                ===========   ===========   ===========   ===========    ===========



               CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
                            (In Thousands of Dollars)

                         Six Months Ended June 29, 2001


                                        Foster Wheeler   Foster Wheeler    Guarantor
                                             LTD.            LLC         SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                             ----            ---         ------------  ------------   ------------

Operating revenues ....................                                 $ 1,509,525           --      $ 1,509,525
Other income ..........................          --          241,012         20,271       (232,390)        28,893
                                          -----------    -----------    -----------    -----------    -----------
Revenues ..............................          --          241,012      1,529,796       (232,390)     1,538,418

Cost of operating revenues ............          --             --        1,350,146           --        1,350,146
Selling, general and administrative,
  expenses ............................          --            7,895        103,146           --          111,041
Other deductions and minority
  interests ...........................            66         29,326         33,415         (3,454)        59,353
Equity in net earnings of subsidiaries          8,937         29,260           --          (38,197)          --
                                          -----------    -----------    -----------    -----------    -----------

Earnings/ (loss) before income taxes ..         8,871        233,051         43,089       (267,133)        17,878
(Benefit)/provision for income taxes ..           (23)        (8,284)        16,091           --            7,784
                                          -----------    -----------    -----------    -----------    -----------

Earnings before cumulative effect of a
  change in accounting principle for
  pension cost ........................         8,894        241,335         26,998       (267,133)        10,094

Cumulative effect on prior years of a
  change in accounting principle for
  pension cost ........................          --             --           (1,200)          --           (1,200)
                                          -----------    -----------    -----------    -----------    -----------

Net earnings ..........................         8,894        241,335         25,798       (267,133)         8,894

Other comprehensive loss:
  Foreign currency translation
     adjustment .......................       (22,843)          --          (27,496)        27,496        (22,843)
  Net loss on derivative instruments ..          --             --           (4,485)          --           (4,485)
                                          -----------    -----------    -----------    -----------    -----------

Comprehensive (loss)/earnings .........   $   (13,949)   $   241,335    $    (6,183)   $  (239,637)   $   (18,434)
                                          ===========    ===========    ===========    ===========    ===========






               CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
                            (In Thousands of Dollars)

                         Six Months Ended June 30, 2000


                                        FOSTER WHEELER     GUARANTOR      NON-GUARANTOR
                                          CORPORATION     SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                          -----------     ------------    ------------  ------------  ------------



Operating revenues ....................   $      --      $   615,940    $ 1,373,099    $  (162,024)   $ 1,827,015
Other income ..........................        10,553          1,157         47,370        (27,056)        32,024
                                          -----------    -----------    -----------    -----------    -----------
Revenues ..............................        10,553        617,097      1,420,469       (189,080)     1,859,039

Cost of operating revenues ............          --          579,956      1,246,749       (162,024)     1,664,681
Selling, general and administrative,
  expenses ............................         9,513         24,032         75,496           --          109,041
Other deductions and minority
  interests ...........................        39,394          1,899         44,829        (27,056)        59,066
Equity in net earnings of subsidiaries         42,524          5,615           --          (48,139)          --
                                          -----------    -----------    -----------    -----------    -----------

Earnings/ (loss) before income taxes ..         4,170         16,825         53,395        (48,139)        26,251
(Benefit)/provision for income taxes ..       (12,849)         4,569         17,512           --            9,232
                                          -----------    -----------    -----------    -----------    -----------

Net earnings ..........................        17,019         12,256         35,883        (48,139)        17,019

Other comprehensive loss:
  Foreign currency translation
     adjustment .......................       (14,363)        (5,978)       (11,296)        17,274        (14,363)
                                          -----------    -----------    -----------    -----------    -----------

Comprehensive earnings ................   $     2,656    $     6,278    $    24,587    $   (30,865)   $     2,656
                                          ===========    ===========    ===========    ===========    ===========



               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW DATA
                            (In Thousands of Dollars)

                         Six Months Ended June 29, 2001

                                      FOSTER WHEELER  FOSTER WHEELER    GUARANTOR
                                           LTD.            LLC         SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                           ----            ---         ------------  ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash (used)/provided by
   Operating Activities ...............   $   2,446    $(150,302)   $   6,476    $        --     $(141,380)
                                          ---------    ---------    ---------    -------------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ..................        --         (2,346)     (13,987)            --       (16,333)
Proceeds from sale of properties ......        --           --         37,705             --        37,705
Decrease in investment and advances ...        --           --          9,178             --         9,178
Decrease in short-term investments ....        --           --            361             --           361
Other .................................        --           --         (1,367)            --        (1,367)
                                          ---------    ---------    ---------    -------------   ---------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES ...............        --         (2,346)      31,890             --        29,544
                                          ---------    ---------    ---------    -------------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to Shareholders .............      (2,446)      (2,442)        --               --        (4,888)
Decrease in short-term debt ...........        --           --        (74,273)            --       (74,273)
Proceeds from convertible bonds, net ..        --        202,912         --               --       202,912
Proceeds from long-term debt ..........        --         78,250           21             --        78,271
Repayment of long-term debt ...........        --       (126,662)      (4,778)            --      (131,440)
Other .................................        --            590         --               --           590
                                          ---------    ---------    ---------    -------------   ---------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES ...............      (2,446)     152,648      (79,030)            --        71,172
                                          ---------    ---------    ---------    -------------   ---------
Effect of exchange rate changes on
   cash and cash equivalents ..........        --           --        (15,680)            --       (15,680)
Decrease in cash and cash equivalents .        --           --        (56,344)            --       (56,344)
Cash and cash equivalents, beginning of
   year ...............................        --           --        191,893             --       191,893
                                          ---------    ---------    ---------    -------------   ---------
Cash and cash equivalents, end of
   period .............................   $    --      $    --      $ 135,549    $        --     $ 135,549
                                          =========    =========    =========    =============   =========




               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW DATA
                            (In Thousands of Dollars)

                         Six Months Ended June 30, 2000

                                         Foster Wheeler   Guarantor       Non-Guarantor
                                          CORPORATION    SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          -----------    ------------      ------------    ------------   ------------
NET CASH PROVIDED/(USED) BY
   OPERATING ACTIVITIES..............    $   (28,632)     $ 35,944         $   (24,172)    $   (54,737)   $   (71,597)
                                         -----------      --------         -----------     -----------    -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures..................                      (4,800)            (24,888)                       (29,688)
Proceeds from sale of properties.                                                4,518                          4,518
(Increase)/decrease in investment and
advances.............................        (20,705)                            9,697           8,180         (2,828)
Decrease in short-term
   investments........................            52                            14,834                         14,886
Other                                                        1,446              (4,045)                        (2,599)
                                         -----------      --------         -----------     -----------    -----------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES...............       (20,653)       (3,354)                116           8,180        (15,711)
                                          ----------      --------         -----------     -----------    -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES.........................
Dividends to Stockholders.........            (4,886)                         (101,365)        101,365         (4,886)
Increase in short-term debt                   59,000                             8,058                         67,058
Proceeds from long-term debt                                                     8,474                          8,474
Repayment of long-term debt                  (16,000)                           (6,266)                       (22,266)
Other                                         (3,221)      (34,387)             92,333         (54,808)           (83)
                                         ------------     --------         -----------     -----------    -----------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES..............         34,893       (34,387)              1,234          46,557         48,297
                                         -----------      --------         -----------     -----------    -----------
Effect of exchange rate changes on
cash and cash equivalents....                                                   (5,807)                        (5,807)
(Decrease)/increase in cash and cash
equivalents.....................             (14,392)       (1,797)            (28,629)                       (44,818)
Cash and cash equivalents, beginning
    of year..........................         16,262         3,080             150,926                        170,268
                                         -----------      --------         -----------     -----------    -----------
Cash and cash equivalents, end of
   period.............................   $     1,870      $  1,283         $   122,297     $              $   125,450
                                         ===========      ========         ===========     ===========    ===========


17. The Company owns a non-controlling equity interest in three cogeneration and one waste-to-energy projects; three of which are located in Italy and one in Chile. Following is summarized financial information for the Company's equity affiliates combined, as well as the Company's interest in the affiliates.

                                                          JUNE 29,  DECEMBER 29,
                                                            2001      2000
                                                          --------  ------------
           BALANCE SHEET DATA:
           Current assets ...............................   $ 90,452   $146,277
           Other assets (primarily buildings
                and equipment) ..........................    514,175    603,665
           Current liabilities ..........................     30,284     48,604
           Other liabilities (primarily long-
                term debt) ..............................    460,576    529,182
           Net assets ...................................    113,767    172,156

           INCOME STATEMENT DATA FOR SIX MONTHS:
                                                          JUNE 29,  DECEMBER 29,
                                                            2001         2000
                                                          --------   ----------
           Total revenues ...............................   $105,985   $113,690
           Income before income taxes ...................     18,205     29,118
           Net earnings .................................     13,054     19,564


          As of June 29, 2001, the Company's share of the net earnings and investment in the equity affiliates totaled $7,821 and $82,784, respectively. Dividends of $8,093 were received during the first six months of 2001. The Company has guaranteed certain performance obligations of such projects. The Company's obligations under such guarantees are approximately $2,000 per year for the four projects. The Company has provided a $10,000 debt service reserve letter of credit providing liquidity for debt service payments. No amount has been drawn under the letter of credit.

          In April 2001, the Company completed the sale of its interest in two hydrogen production plants in South America. The net proceeds from these transactions was approximately $40.0 million. An after tax loss of $5.0 million, or approximately $.12 per share, was recorded in the second quarter relating to these sales.

 18. The difference between the statutory and effective tax rate is predominately due to state and local taxes, certain tax credits, the tax treatment relating to sale of two hydrogen production plants in South America and the favorable settlement of a contested foreign tax liability.

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

The following is Management's Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of the Company for the periods indicated below. This discussion and analysis should be read in conjunction with the 2000 Form 10-K.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 29, 2001 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

                                             CONSOLIDATED DATA

                            THREE MONTHS ENDED           SIX MONTHS ENDED
                            ------------------           ----------------
                         JUNE 29, 2001 JUNE 30, 2000 JUNE 29, 2001 JUNE 30, 2000
                         ------------- ------------- ------------- -------------

Backlog ................  $  6,332.6    $  6,366.1    $  6,332.6    $  6,366.1
                          ==========    ==========    ==========    ==========
New orders .............  $  1,162.8    $  1,239.0    $  2,113.3    $  2,430.9
                          ==========    ==========    ==========    ==========
Revenues ...............  $    840.2    $  1,022.7    $  1,538.4    $  1,859.0
                          ==========    ==========    ==========    ==========
Net earnings ...........  $      2.0    $      8.6    $      8.9    $     17.0
                          ==========    ==========    ==========    ==========

The Company's consolidated backlog at June 29, 2001 totaled $6.3 billion, a decline of less than 1% from the second quarter of 2000, and an increase of 3% from fiscal year end 2000. As of June 29, 2001, 44%, or $2.8 billion of unfilled orders was from lump-sum work and 56%, or $3.5 billion, of unfilled orders was from cost-reimbursable work.

The elapsed time for the award of a contract to completion of performance may be up to four years. The dollar amount of backlog is not necessarily indicative of the future earnings of the Company related to the performance of such work. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which management has determined are likely to be performed. Although backlog represents only business which is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Company's control, such as changes in project schedules, the Company cannot predict with certainty the portion of backlog to be performed in a given year. Backlog is adjusted to reflect project cancellations, deferrals, sale of subsidiaries and revised project scope and cost. This adjustment for the six months ended June 29, 2001 was $193.0, compared with $106.8 for the six months ended June 30, 2000. Furthermore, because of the large size and uncertain timing of projects, future trends are difficult to predict.

New orders awarded for the three and six months ended June 29, 2001 were $1,162.8 and $2,113.3 compared to $1,239.0 and $2,430.9 for the same period ended June 30, 2000. This decrease in both the three and six months relate to lower activity in the Engineering and Construction Group due to delays in the receipt of certain expected orders as well as a change in the mix of business with more of the contracts requiring engineering services only, resulting in a comparatively lower level of pass-through costs. Approximately 40% of new orders booked in the six months ended June 29, 2001 were for projects awarded to the Company's subsidiaries located outside the United States. This compares to 65% for the six month period ended June 30, 2000. Key countries and geographic areas contributing to new orders awarded for the six months ended June 29, 2001 were the United States, Europe and Asia.

Operating revenues decreased 18% in the three months ended June 29, 2001 compared to the three months ended June 30, 2000, to $826.9 from $1,005.0. The most recent six-month period reflects a 17% decrease in operating revenues to $1,509.5 from $1,827.0 during the first six months of 2000. This reduction is due to lower activity in the Engineering and Construction Group caused by delays in some expected orders as well as lower pass-through costs on contracts.

Gross earnings, which are equal to operating revenues minus the cost of operating revenues decreased by approximately $2.9, or 2%, in the six months ended June 29, 2001 as compared with the six months ended June 30, 2000 from $162.3 to $159.4. However, the gross earnings percentage at June 29, 2001 was 10.6% versus 8.9% as of June 30, 2000. Gross earnings for the three months ended June 29, 2001 increased by $2.5 or 3% as compared to the three months ended June 30, 2000. This increase relates to higher gross margins in the Energy Equipment Group relating to higher gross revenues.

Selling, general and administrative expenses increased by $2.0 or 1.8% in the six months ended June 29, 2001 as compared with the same period in 2000 from $109.0 to $111.0. These expenses increased by $4.7, or 8.6% in the second quarter ending June 29, 2001 compared to the same period in 2000. The increase relates primarily to expenses accrued for the retirement of Richard J. Swift, Chairman, President and Chief Executive Officer of the Company.

Other income in the six months ended June 29, 2001 as compared to June 30, 2000 decreased to $28.9 from $32.0. For the three month period ending June 29, 2001, other income decreased by $4.5, or 25% compared to the same period in 2000. The decrease was due primarily to a reduction in equity income of unconsolidated subsidiaries.

Other deductions for the six months ended June 29, 2001 were $0.3 higher than that reported in the six months ended June 30, 2000. The increase is due to the loss on sale of the Company's interest in two hydrogen plants in South America ($5.0); higher interest expenses due to increased borrowings ($1.2) and the 2000 amount included a provision for a legal settlement ($6.0). Other deductions for the three month period ending June 29, 2001 decreased by $1.4, or 5% compared to the same period in 2000. The decrease primarily relates to the loss on sale of two hydrogen plants offset by the provision for a legal settlement in 2000.

Net earnings before the cumulative effect of a change in accounting principle for the six months ended June 29, 2001 were $10.1 or $.25 per share diluted compared to a net earnings of $17.0 or $.42 per share diluted for the six months ended June 30, 2000. The net earnings for the three months ended June 29, 2001 were $2.0, or $.05 per share diluted compared to $8.6, or $.21 per share diluted for the three months ended June 30, 2000. The primary reasons for the decline relates to the following special charges: 1) loss of $5.0 ($.12 per share) on the sale of the Company's interest in two hydrogen plants in South America; and
2) expense of $1.6 ($.04 per share) relating to the retirement of the Company's Chief Executive Officer.

Net earnings for the six months ended June 29, 2001 were $8.9 or $.22 per share which reflects a charge of $1.2 or $.03 per share for the cumulative effect of a change in accounting principle relating to the method for calculating the market related value of plan assets used in determining the return-on-assets component of annual pension expense.

ENGINEERING AND CONSTRUCTION GROUP

                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                        ------------------              ----------------

                                 JUNE 29, 2001    JUNE 30, 2000   JUNE 29, 2001  JUNE 30, 2000
                                 -------------    -------------   -------------  -------------

Backlog                           $ 4,410.4         $4,836.4        $ 4,410.4     $4,836.4
                                  =========         ========        =========     ========
New orders                        $   635.1         $  892.3        $ 1,212.1     $1,659.2
                                  =========         =========       =========     ========
Operating revenues                $   529.6         $  783.2        $   995.5     $1,391.4
                                  =========         =========       =========     ========
Gross earnings from operations    $    49.8         $   49.8        $    90.9     $   96.2
                                  =========         =========       =========     ========

The Engineering and Construction Group ("E&C Group"), had a backlog of $4,410.4 at June 29, 2001, a decline of 9% from the first half of 2000 and a decline of 3% from December 29, 2000. Of this amount, 84% or $3,724.1, was from cost reimbursable work and the remaining 16% or $686.3 was from lump-sum work.

New orders booked for the six-month period ending June 29, 2001 decreased by 27% compared with the six-month period ended June 30, 2000. New orders for the three months ended June 29, 2001 decreased by 29% compared to the same period for 2000.

The reasons that new orders and backlog decreased from the previous year and the first quarter of 2001 are 1) a change in the mix of contracts which require more engineering service costs and less flow-through cost, which has the effect of lowering the contract price; 2) delays in receiving certain expected orders and
3) being more selective in bidding work.

Operating revenues for the six-month period ended June 29, 2001 decreased 28% compared to the six-month period ended June 30, 2000. Gross earnings from operations decreased by 5.5% for the six month period ended June 29, 2001 compared with the corresponding period ended June 30, 2000. However, the gross earnings from operations margin increased from 6.9% to 9.1%. For the three month period ended June 29, 2001 the operating revenues decreased by 32.3% while the gross earnings remained the same compared to the same period for 2000. The primary reason for the decrease in revenues and corresponding gross earnings from operations is lower new orders as described above. The increase in gross margin percentage is primarily because of selectivity in work being bid and the reduction in flow-through cost.

ENERGY EQUIPMENT GROUP


                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                        ------------------                 ----------------

                                   JUNE 29, 2001   JUNE 30, 2000    JUNE 29, 2001    JUNE 30, 2000
                                  --------------   --------------   --------------   -------------
Backlog                           $      2,023.9   $      1,642.6   $      2,023.9   $  1,642.6
                                  ==============   ==============   ==============   ==========
New orders                        $        525.8   $        351.5   $        904.7   $    777.0
                                  ==============   ==============   ==============   ==========
Operating revenues                $        304.8   $        244.7   $        535.1   $    469.1
                                  ==============   ==============   ==============   ==========
Gross earnings from operations    $         34.2   $         31.5   $         67.8   $     65.0
                                  ==============   ==============   ==============   ==========


The Energy Equipment Group had a backlog of $2,023.9 at June 29, 2001, which represented a 23% increase from June 30, 2000 and a 17% increase from year end. Approximately 90% of the unfilled orders were from lump sum work with the remaining 10% representing cost-reimbursable work. Approximately 15% of the Energy Equipment Group's backlog as of June 29, 2001 represents orders from Asia. These orders, which are supported by financing agreements, guaranteed by the United States and Finland, are for large utility size boilers. New orders booked for the six-month period ended June 29, 2001 increased by 16% from corresponding period in 2000. For the three month period ending June 29, 2001 new orders increased by 50% from the same period in 2000. This increase in new orders and the corresponding increase in backlog was primarily due to orders for heat recovery steam generators and selective catalytic reduction units for power generating plants as well as a major order for Circulating Fluidized Bed boilers in Estonia.

Operating revenues for the six months ended June 29, 2001 increased by 14% from the same period for 2000. Gross earnings from operations increased 4% for the six-month period ending June 29, 2001 versus the same period ending June 30, 2000. The operating revenues for the three months ended June 29, 2001 increased by 25% from the corresponding period in 2000. These increases are the result of increased bookings in previous quarters.

As previously disclosed, the Company has reviewed various methods of monetizing selected Power System facilities. Based on current economic conditions, management concluded that it would continue to operate the facilities in the normal course of business. Management has reviewed these facilities for impairment on an undiscounted cash flow basis and determined that no adjustment to the carrying amounts is required. However, if conditions were to change, monetization might again become a viable option. It is possible that the amounts realized could differ materially from the balances in the financial statements.

FINANCIAL CONDITION

Shareholders' equity for the six months ended June 29, 2001 decreased by $22.7 due primarily to changes in the foreign currency translation adjustment of $22.8, dividends paid of $4.9, and changes in unrealized losses on derivative instruments of $4.5 offset by net earnings of $8.9.

During the six months ended June 29, 2001, long-term investments in land, buildings and equipment were $16.3 as compared with $29.7 for the comparable period in 2000.

Corporate and other debt, special purpose project debt, convertible subordinated notes and bank loans net of cash and short-term investments increased by $139.1 since December 29, 2000, as a result of a slow payment by certain customers, unfavorable terms on certain contracts, increased utilization of working capital and favorable settlement of a third party contract which required payment of funds.

The corporate and other debts, including the revolving credit agreements, are as follows:

                                                       JUNE 29,     DECEMBER 29,
                                                      ---------     -----------
                                                         2001           2000
                                                         ----           ----
Corporate and other debt consisted of the following:
    Revolving Credit Agreement (average interest
        Rate 7.65%) .................................   $   37.5      $   85.0
    6.75% Notes due November 15, 2005 ...............      200.0         200.0
    6.5% Convertible subordinated notes due 2007 ....      210.0             0
    Other ...........................................       27.9      $   21.2
                                                        --------      --------
Less, Current portion ...............................         .3            .2
                                                        --------      --------
                                                        $  475.1      $  306.0
                                                        ========      --------

Principal payments are payable in annual installments of:
    2002 ................................................              $   20.6
    2003 ................................................                  85.2
    2004 ................................................                    .1
    2005 ................................................                 200.0
    2006 ................................................                    .1
                                                                          ------
                                                                          $306.0


   In the third quarter of 1998, a subsidiary of the Company entered into a three year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. The agreement contains certain covenants and provides for various events of termination. At June 29, 2001 and December 29, 2000, $50.0 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade in the Consolidated Balance Sheet.

   LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents totaled $135.5 at June 29, 2001, a decrease of $56.3 from fiscal year end 2000. Short-term investments decreased by $0.4 to $1.4. During the first half of fiscal 2001, the Company paid $4.9 in dividends to shareholders. Cash used by operating activities for working capital needs amounted to $141.4 of which $131.2 was utilized by the Engineering and Construction Group, $18.4 was utilized by the Corporate and Financial Services Group and $8.3 was provided by the Energy Equipment Group. The Company's working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of the Company's contracts. Working capital needs have increased during the past several years because of the need to give customers more favorable payment terms under contracts to compete successfully for certain projects. Those requests generally include lower advance payments and less favorable payment schedules. In the future, the working capital needs will increase as unfilled orders continue to grow. It is expected that these less favorable payment terms, together with customer delays in payment and the growth in business, will continue to put pressure on the short-term borrowing needs of the Company.

   Management of the Company believes that cash and cash equivalents of $135.5 and short-term investments of $1.4 at June 29, 2001, when combined with amounts available under its Revolving Credit Agreement and access to third-party financing in the capital markets will be adequate to meet its working capital and liquidity needs for the foreseeable future. During the second quarter of 1998, the Company filed a Registration Statement on Form S-3 relating to $300.0 of debt, equity, and other securities, $175.0 of which has been issued as of June 29, 2001.

   In May and June 2001, the Company issued convertible subordinated notes having an aggregate principal amount of $210,000. The notes are due in 2007 and bear interest at 6.5% per annum, payable semi-annually on June 1 and December 1 of each year. The notes may be converted into common shares at an initial conversion rate of 62.3131 common shares per $1,000 principal amount or $16.05 per common share, subject to adjustment under certain circumstances.

   The Company's liquidity has been negatively impacted by a number of claims relating to projects that have been affected by substantial scope of work changes and other adverse factors. The net exposure associated with these claims, which have accumulated over a period of time, approximate $175.0 at June 29, 2001. While the future collections of these claims will increase cash inflows, the timing of collection of such claims is subject to uncertainty of recoverability as described in Note 2 to the financial statements.

   In April 2001, the Company completed the sale of its interest in two hydrogen production plants in South America. The net proceeds from these transactions was approximately $40.0. An after tax loss of $5.0, or approximately $.12 per share, was recorded in the second quarter relating to these sales.

   On July 31, 2001, the Company announced that the board of directors decided to discontinue payment of the dividend on common share.

   The Company is reviewing various methods to monetize certain assets in order to concentrate on reducing both corporate and project debt and improving cash flows.

   CORPORATE REORGANIZATION

   On November 28, 2000, the Company's board of directors approved a reorganization that effectively resulted in the Company becoming a Bermuda Company. On April 23, 2001, the Company's shareholders approved the reorganization. The Company believes that a significant portion of its business is, and will be, generated from non-U.S. markets. This reorganization provides financial and other business advantages that are not available under the previous corporate structure. By aligning the structure with the business operations, it should promote operational efficiencies, including improvements in global cash management. The reorganization should provide a more favorable corporate and regulatory structure for expansion of current and future business opportunities. The reorganization may also facilitate access to financing sources outside of the United States and broaden the investor base by making the share more attractive to non-U.S. investors. In addition, the reorganization should provide greater flexibility over the long-term in seeking to improve the worldwide effective tax rate. The reorganization became effective on May 25, 2001.

   Pursuant to the plan of reorganization, Foster Wheeler Company shareholders received the equivalent number of shares in the newly formed company, Foster Wheeler Ltd., organized in Bermuda. The shares will be listed on the New York Share Exchange under "FWC", the same symbol under which the Company's common shares are currently listed.

   OTHER MATTERS

   On April 2, 2001, the Company announced the retirement by the end of the year of Richard J. Swift, its Chairman, President and Chief Executive Officer. As a result of this retirement, the Company incurred an after tax charge of approximately $1.6, or $.04 per share, which was recorded in the second quarter.

   The ultimate legal and financial liability in respect to all claims, lawsuits and proceedings cannot be estimated with certainty, including the liability with respect to asbestos litigation and project-related claims. Significant increases in the number of claims, the costs to resolve those claims or uncertainties in the ability of subsidiaries of the Company to continue to recover from the insurance carriers any part of our expenses relating to the defense of such claims, could have a material adverse effect on the business, results of operations and financial condition. In addition, if the amounts recovered are less than the assets reflected on the balance sheet with respect to project claims against project owners for amounts in excess of, or not included in, the contract price or with respect to claims against the Company by customers alleging deficiencies in either equipment or construction, there will be a negative impact on the earnings and financial condition.

   As additional information concerning the estimates becomes known, the Company reassess its position both with respect to contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change relate to legal matters, which are subject to change as events evolve and as additional information becomes available during the administration and litigation process.

   ITEM 3 - QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  (MILLIONS OF DOLLARS)

   Management's strategy for managing transaction risks associated with currency fluctuations is for each operating unit to enter into derivative transactions, such as forward foreign exchange agreements, to hedge its exposure on contracts into the operating unit's functional currency. The Company utilizes all such financial instruments solely for hedging. Corporate policy prohibits the speculative use of such instruments. The Company is exposed to credit loss in the event of nonperformance by the counter parties to such financial instruments. To minimize this risk, the Company enters into these financial instruments with financial institutions that are primarily rated A or better by Standard & Poor's or A2 or better by Moody's. Management believes that the geographical diversity of the Company's operations mitigates the effects of the currency translation exposure. No significant unhedged assets or liabilities are maintained outside the functional currency of the operating subsidiaries. Accordingly, translation exposure is not hedged.

   Interest Rate Risk - The Company is exposed to changes in interest rates primarily as a result of its borrowings under its Revolving Credit Agreement`s and its variable rate project debt. If market rates average 1% more in 2001 than in 2000, the Company's interest expenses for the next twelve months would increase, and income before tax would decrease by approximately $1.7. This amount has been determined by considering the impact of the hypothetical interest rates on the Company's variable-rate balances as of June 29, 2001. In the event of a significant change in interest rates, management may take action to further mitigate its exposure to change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

   Foreign Currency Risk - The Company has significant overseas operations. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country domicile of the affiliate. This results in a mitigation of the potential impact on earnings in the functional currency as a result of changes in foreign exchange rates. In addition, in order to further mitigate risks associated with foreign currency fluctuations, the affiliates of the Company enter into foreign currency contracts to hedge the exposed contract value back to their functional currency. As of June 29, 2001, the Company had approximately $394.3 of foreign exchange contracts outstanding. These contracts mature between 2001 and 2004. Approximately 17.4% of these contracts require a domestic subsidiary to sell Japanese yen and receive U.S. dollars. The remaining contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currency or other currencies for which they have payment obligations to third parties. The Company does not enter into foreign currency contracts for speculative purposes.

   INFLATION

   The effect of inflation on the Company's revenues and earnings is minimal. Although a majority of the Company's revenues are made under long-term contracts, the selling prices of such contracts, established for deliveries in the future, generally reflect estimated costs to complete in these future periods. In addition, some contracts provide for price adjustments through escalation clauses.

   SAFE HARBOR STATEMENT

   This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements that are based on management's assumptions, expectations and projections about the various industries within which the Company operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Company cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements:

   -- changes in the rate of economic growth in the United States and other major international economies,

   -- changes in investment by the power, oil & gas, pharmaceutical, chemical/petrochemical and environmental industries,

   --   changes in regulatory environment,

   --   changes in project schedules,

   --   changes in trade, monetary and fiscal policies worldwide,

   --   currency fluctuations,

   -- outcomes of pending and future litigation, including litigation regarding the Company's liability for damages and insurance coverage for asbestos exposure,

   -- protection and validity of patents and other intellectual property rights and

   --   increasing competition by foreign and domestic companies.

          Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company. The reader should consider the areas of risk described above in connection with any forward-looking statements that may be made by the Company.

          The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The reader is advised, however, to consult any addition disclosures the Company makes in proxy statements, quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K to the Securities and Exchange Commission.

                            PART II OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS


The ultimate legal and financial liability in respect to all claims, lawsuits and proceedings cannot be estimated certainty. As additional information concerning the estimates becomes known, the Company's position is reassessed both with respect to gain contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change related to legal matters, which are subject to change as events evolve and as additional information becomes available during the administration and litigation process.


Subsidiaries of the Company, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Company's subsidiaries during the 1970s and prior. As of June 29, 2001, there were approximately 103,400 claims pending. During the second quarter of 2001, approximately 11,100 new claims have been filed and approximately 10,500 were either settled or dismissed without payment. The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage was $19.5 million in the second quarter of 2001.


Subsidiaries of the Company continue to actively manage the claims and to negotiate with certain insurance carriers concerning the limits of coverage provided during different time periods. An agreement the Company's subsidiaries have had with a number of insurers to allow for efficient and thorough handling of claims was terminated by one of the participant insurers with respect to claims filed after June 12, 2001. As a result in the first quarter of 2001, lawsuits commenced between the Company's subsidiaries and certain of the insurers to determine the respective rights and responsibilities under the policies going forward. The Company's subsidiaries are currently in negotiations with the insurers, and the Company's subsidiaries believe that they will enter into a similar replacement arrangement to govern the management of, and allocation of payments on, asbestos related claims filed after June 12, 2001. The Company anticipates that the existing insurance policies are adequate whether or not the Company's subsidiaries can agree on a new arrangement. Although the expiration of the previous arrangement may delay the ability of the subsidiaries of the Company to get reimbursed on a timely basis by the insurers for claims filed after June 12, 2001, the Company and its subsidiaries policies will continue to cover asbestos related claims brought against the Company and its subsidiaries after June 12, 2001 and it is anticipated that the subsidiaries of the Company can continue to manage the resolution of such claims without a material adverse impact on the Company's financial condition.


The Company's subsidiaries have recorded an asset relating to probable insurance recoveries and a liability related to probable losses. The Company's subsidiaries ability to continue to recover their costs or any portion thereof relating to the defense and payment of these claims is uncertain and dependent on a number of factors including the financial solvency of the insurers, some of which are currently insolvent, including one insurer that has provided policies for a substantial amount of coverage. The Company cannot predict the amount or timing of claims that would be submitted to such insolvent insurers. The Company's management after consultation with counsel, has considered the litigation with the insurers described above, and the financial viability and legal obligations of the insurance carriers and believe that except for those insurers that have become or may become insolvent, the insurers or their guarantors should continue to adequately fund claims and defense costs relating to asbestos litigation.

The subsidiaries of the Company have been effective in managing the asbestos litigation in part because (1) the Company has access to historical project documents and other business records going back more than 50 years, allowing the Company and its subsidiaries to defend themselves by determining if they were present at the location that is the cause of the alleged asbestos claim and, if so the timing and extent of the subsidiaries' presence; (2) the Company's subsidiaries maintain detailed records on their insurance policies and have identified policies issued since 1952, and (3) the Company's subsidiaries have consistently and vigorously defended these claims which has allowed the Company's subsidiaries to dismiss claims that are without merit or to settle claims at amounts that are considered reasonable.

On November 30, 1999, the United States District Court for the Northern District of Texas handed down a final judgment in the case of KOCH ENGINEERING COMPANY, INC. ET AL VS. GLITSCH, INC., ET AL. Glitsch, Inc. (now known as Tray, Inc.) is an indirect subsidiary of the Company. This lawsuit, which claimed damages for patent infringement and trade secret misappropriations, has been pending for over 17 years. The judgement awarded compensatory damages of $20.9 million plus pre-judgement interest in an amount yet to be calculated by the Court and punitive damages equal to 50% of compensatory damages, or approximately $10.5 million. While the Court has not finally determined the amount of pre-judgement interest, it has preliminarily ruled that pre-judgement interest on actual patent infringement damages will be based on an annualized 90-day Treasury bill rate calculation. The Court also ruled that post-judgement interest will be paid at a rate of 5.471% on all actual damages from November 30, 1999 until paid. If the Court adopts the plaintiff's pre-judgement interest calculations, the award of pre-judgement interest could amount to approximately $14.8 million with respect to the patent infringement damages and approximately $8.2 million for the trade secret misappropriation. Tray, Inc. has various motions for relief from the judgement which are presently pending before the trial court. Tray, Inc. believes it has reasonable grounds to appeal the judgement as it has been advised by counsel that the Court's decision contains numerous legal and factual errors subject to reversal on appeal. While Tray, Inc. believes it has reasonable grounds to prevail on appeal, the ultimate outcome cannot be determined.

In 1997, based on a 1994 United States Supreme Court decision, a federal circuit court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden County Waste-to-Energy Project with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to service the debt on outstanding bonds, which were issued to construct the plant and to acquire a landfill for Camden County's use. The debt, although reflected in the consolidated financial statements of the Company, has been issued by the Pollution Control Financing Authority of Camden County. This debt is collateralized by a pledge of certain revenues and assets of the project but not the plant. A subsidiary of the company has an obligation to fund the debt to the extent the project generates a positive cash flow. The subsidiary has filed suit against the involved parties, including the State of New Jersey, seeking, among other things, to void the applicable contracts and agreements governing this project. Pending final outcome of the litigation and results of legislative initiatives in New Jersey to resolve this crisis, management believes that the plant will continue to operate at full capacity while receiving market rates for waste disposal. At the same time, management cannot determine the ultimate effect of these events on the project.

In 1996, the subsidiaries of the Company completed the construction of a recycling and waste-to-energy project located in the Village of Robbins, Illinois (the "Robbins Facility"). By virtue of the Robbins Facility qualifying under the Illinois Retail Rate Law as a qualified solid waste-to-energy facility, it was to receive electricity revenues projected to be substantially higher than the utility's "avoided cost". Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on utility gross receipts and invested capital. The State of Illinois (the "State") was to be reimbursed by the Robbins Facility for the tax credit beginning after the 20th year following the initial sale of electricity to the utility. The State repealed the Retail Rate Law insofar as it applied to the Robbins Facility. In October 1999, subsidiaries of the Company reached an agreement (the "Robbins Agreement") with the holders of bonds issued by the Village of Robbins to finance the construction of the Robbins Facility (the "Bondholders"). As part of the Robbins Agreement, the subsidiaries agreed to continue to contest this repeal through litigation. Pursuant to the Robbins Agreement, the subsidiaries have also agreed that any proceeds of such litigation will be allocated in the following order of priority: (1) to redeem all of the outstanding 1999D Bonds, (2) to reimburse the subsidiaries for any amounts paid by it in respect of the 1999D Bonds (together with interest on the foregoing amounts at a rate of 10.6% per annum) and (3) to reimburse the subsidiaries for any costs incurred by it in connection with prosecuting the Retail Rate litigation (together with interest on the foregoing amounts at a rate of 10.6% per annum). Then, to the extent there are further proceeds, an amount equal to the amount distributed pursuant to the preceding clause (2) shall fund payments in respect of the Non-Recourse Robbins Bonds. Thereafter, 80% of any further proceeds shall fund payments on the Non-Recourse Robbins Bonds until an amount sufficient to repay such Bonds in full has been paid over, with the remaining 20% being paid over to the subsidiaries. After the foregoing payments shall have been made, any remaining proceeds shall be paid over to the subsidiaries.

On December 1, 1999, three special purpose subsidiaries of the Company commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code in order to effectuate the terms of the Robbins Agreement. On January 21, 2000, these subsidiaries' plan of reorganization was confirmed, and the plan was consummated on February 3, 2000.

On August 8, 2000, the subsidiaries of the Company initiated the final phase of its exit from the Robbins Facility. As part of the Robbins Agreement, the subsidiaries of the Company had agreed to operate the Robbins Facility for the benefit of the bondholders for no more than 2 years or earlier if a buyer could be found for the plant, subject to being reimbursed for all costs of operation. Such reimbursement did not occur and, therefore, under the Robbins Agreement, the subsidiaries of the Company on October 10, 2000, completed the final phase of their exit from the project. The Company had been administering the project companies through a Delaware business trust, which owns the project on behalf of the bondholders. As a result of its exit from the project, the Company is no longer administering the project companies. A subsidiary of the Company has reached an agreement in principle with the debtor project Companies and the requisite holders of the bonds which would favorably resolve issues related to the exit from the project.

Under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws, the current owner or operator of real property and the past owners or operators of real property (if disposal took place during such past ownership or operation) may be jointly and severally liable for the costs of removal or remediation of toxic or hazardous substances on or under their property, regardless of whether such materials were released in violation of law or whether the owner or operator knew of, or was responsible for, the presence of such substances. Moreover, under CERCLA and similar state laws, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be jointly and severally liable for the costs of the removal or remediation of such substances at a disposal or treatment site, whether or not such site was owned or operated by such person ("off-site facility"). Liability at such off-site facilities is typically allocated among all of the viable responsible parties based on such factors as the relative amount of waste contributed to a site, toxicity of such waste, relationship of the waste contributed by a party to the remedy chosen for the site, and other factors.

Subsidiaries of the Company currently own and operate industrial facilities and have also transferred their interests in industrial facilities that they formerly owned or operated. It is likely that as a result of its current or former operations, such facilities have been impacted by hazardous substances. The Company and its subsidiaries are not aware of any conditions at their currently owned facilities in the United States that they expect will cause the Company to incur significant costs.

The Company and its subsidiaries are aware of potential environmental liabilities at facilities that they acquired in 1995 in Europe, but the subsidiaries have the benefit of an indemnity from the seller with respect to any required remediation or other environmental violations that it believes will address the costs of any such remediation or other required environmental measures. The Company and its subsidiaries also may receive claims, pursuant to indemnity obligations from owners of recently sold facilities that may require the Company and its subsidiaries to incur costs for investigation and/or remediation. Based on the available information, the Company does not believe that such costs will be material. No assurance can be provided that the Company and its subsidiaries will not discover environmental conditions at its currently owned or operated properties, or that additional claims will not be made with respect to formerly owned properties, requiring the Company and its subsidiaries to incur material expenditures to investigate and/or remediate such conditions.

Subsidiaries of the Company have been notified that they were a potentially responsible parties ("PRP") under CERCLA or similar state laws at three off-site facilities, excluding sites as to which the subsidiaries have resolved their liability. At each of these sites, the Company's liability should be substantially less than the total site remediation costs because the percentage of waste attributable to the Company compared to that attributable to all other PRPs is low. The subsidiaries do not believe that its share of cleanup obligations at any of the three off-site facilities as to which it has received a notice of potential liability will individually exceed $1 million.

Several of the Company's former subsidiaries associated with the Robbins Facility received a Complaint for Injunction and Civil Penalties from the State of Illinois, dated April 28, 1998 (amended in July 1998) alleging primarily state air violations at the Robbins Facility (PEOPLE OF THE STATE OF ILLINOIS V. FOSTER WHEELER ROBBINS, INC., filed in Circuit Court of Cook County, Illinois, County Department, Chancery Division). The United States Environmental Protection Agency commenced a related enforcement action at approximately the same time. (EPA-5-98-IL-12 and EPA-5-98-IL-13). Although the complaint seeks substantial civil penalties for numerous violations of up to $50,000 for each violation, with an additional penalty of $10,000 for each day of each violation, the maximum allowed under the statute, and an injunction against continuing violations, the relevant subsidiaries have reached a staff-level agreement in principle with the state on a Consent Decree that will resolve all violations. The subsidiaries' liability, if any, is not expected to be material.

Subsidiaries of the Company project claims have increased as a result of the increase in lump-sum contracts between 1992 and 1999. Project claims are brought by subsidiaries of the Company against project owners for additional costs over the contract price or amounts not included in the original contract price, typically arising from changes in the initial scope of work or from owner-caused delays. These claims are often subject to lengthy arbitration or litigation proceedings. The costs associated with these changes or owner-caused delays include additional direct costs, such as increased labor and material costs associated with the performance of the additional works, as well as indirect costs that may arise due to delays in the completion of the project, such as increased labor costs resulting from changes in labor markets. The Company has used significant additional working capital in projects with costs overruns pending the resolution of the relevant project claims. The Company cannot assure that project claims will not continue to increase.

In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the subsidiaries of the Company by customers alleging deficiencies in either equipment or plant construction. Based on the Company's knowledge of the facts and circumstances relating to the liabilities, if any, and to the insurance coverage, the management believes that the disposition of those suits will not result in charges against assets or earning materially in excess of amounts previously provided in the accounts.

ITEM 2        CHANGES IN SECURITIES AND USE OF PROCEEDS

In May and June 2001, the Company issued convertible subordinated notes having an aggregate principle amount of $210,000. The notes are due in 2007 and bear interest at 6.50% per annum, payable semi-annually on June 1 and December 1 of each year, commencing December 2001. The notes may be converted into common shares at an initial conversion rate of 62.3131 common shares per $1,000 principal amount, or $16.05 per common share, subject to adjustment under certain circumstances. The notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The net proceeds of approximately $202,900 were used to repay advances outstanding under the Revolving Credit Agreement. Debt issuance costs are a component of interest expense over the term of the notes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A)            EXHIBITS

EXHIBIT
NO.            EXHIBITS
---            --------

2. Agreement and Plan of Merger, dated as of May 25, 2001, among Foster Wheeler Corporation, Foster Wheeler LLC and Foster Wheeler Ltd.
3.1 Memorandum of Association of Foster Wheeler Ltd. (filed as Annex II to Foster Wheeler Ltd.'s Form S-4/A (Registration No. 333-52468) filed on March 9, 2001 and incorporated herein by reference).
3.2 Bye-Laws of Foster Wheeler Ltd. (filed as Annex III to Foster Wheeler Ltd.'s Form S-4/A (Registration No. 333-52468) filed on March 9, 2001 and incorporated herein by reference).
4.0 Foster Wheeler Ltd. hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler Ltd. and its consolidated subsidiaries to the Commission upon its requests.
4.1 Rights Agreement, dated as of May 21, 2001 between Foster Wheeler Ltd. and Mellon Investor Services LLC (filed as Annex I to Foster Wheeler Ltd.'s current report on Form 8-K (File No. 333-52468) dated May 25, 2001 and incorporated herein by reference).
4.2 Amended and Restated First Supplemental Indenture, dated August 10, 2001, to the Indenture, dated as of November 5, 1995, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Energy International, Inc., Foster Wheeler Energy Corporation, Foster Wheeler Inc., Foster Wheeler International Holdings, Inc., and BNY Midwest Trust Company.
4.3 Indenture, dated as of May 31, 2001, among Foster Wheeler Ltd., Foster Wheeler LLC and BNY Midwest Trust Company (filed as
               Exhibit 4.4 to Foster Wheeler Ltd.'s Form S-3 (Registration No. 333-64090) filed on June 28, 2001 and incorporated herein by reference).
4.4 Registration Rights Agreement, dated as of May 31, 2001, among Foster Wheeler Ltd., Foster Wheeler LLC and Leman Brothers Inc., Banc of America Securities LLC and First Union Securities, Inc. (filed as Exhibit 4.6 to Foster Wheeler Ltd.'s Form S-3 (Registration No. 333-64090) filed on June 28, 2001 and incorporated herein by reference).
4.5 Form of specimen share certificate for Foster Wheeler Ltd.'s common shares (filed as Annex II to Foster Wheeler Ltd.'s current report on Form 8-K (File No. 333-52468) filed on May 25, 2001 and incorporated herein by reference).
10.1 Second Amended and Restated Revolving Credit Agreement, dated as of May 25, 2001 among Foster Wheeler LLC, the Borrowing Subsidiaries signatory thereto, the Guarantors signatory thereto, the Lenders signatories thereto, Bank of America, N.A., as Administrative Agent, First Union National Bank, as Syndication Agent, ABN AMRO Bank N.V., as Documentation Agent, Banc of America Securities LLC, as Lead Arranger and Book Manager and First Union Capital Markets, ABN AMRO Bank N.V., Greenwich NatWest Structured Finance Inc. and Toronto Dominion Bank, as Arrangers.

10.2 Subordination Agreement, dated as of May 25, 2001 by and among Foster Wheeler LLC, Foster Wheeler Ltd. and Bank of America, N.A.
10.3 Pledge Agreement, dated as of May 25, 2001 by each of the undersigned pledgors in favor of Bank of America National Trust and Savings Association.
10.4 Retirement and Consulting Agreement of Richard J. Swift dated as of April 2, 2001 (filed as Exhibit 10.1 to Foster Wheeler Corporation's current report on Form 8-K (File No. 001-00286) dated April 5, 2001 and incorporated herein by reference).
10.5 Form of Change of Control Agreement dated May 25, 2001, and entered into by the Company with the following executive officers: H. E. Bartoli, J. C. Blythe, L. F. Gardner, R. D. Iseman, T. R. O'Brien, G. A. Renaud and J. E. Schessler.
10.6           Foster Wheeler Inc. Directors' Stock Option Plan (filed as
               Exhibit 99.1 to Foster Wheeler Ltd.'s post effective amendment to Form S-8 (Registration No. 333-25945) dated June 27, 2001 and incorporated herein by reference).
10.7           1995 Stock Option Plan of Foster Wheeler Inc. (filed as Exhibit
               99.1 to Foster Wheeler Ltd.'s post effective amendment to Form S-8 (Registration No. 003-59739) dated June 27, 2001 and incorporated herein by reference).
10.8           1984 Stock Option Plan of Foster Wheeler Inc. (filed as Exhibit
               99.1 to Foster Wheeler Ltd.'s post effective amendment to Form S-8 (Registration No. 002-91384) dated June 27, 2001 and incorporated herein by reference).
10.9 Master Guarantee Agreement, dated as of May 25, 2001 by and among Foster Wheeler LLC, Foster Wheeler International Holdings, Inc. and Foster Wheeler Ltd.
10.10 Transitional Executive Severance Agreement dated May 29, 2001 entered into with the following officers: H.E. Bartoli, J.C. Blythe, L.F. Gardner, R.D. Iseman, T.R. O'Brien, G.A. Renaud and J.E. Schessler.
18.1 Letter from Foster Wheeler Ltd. regarding change in accounting principle or pension costs.

B)             REPORTS ON FORM 8-K
April 2, 2001  The Company reached an agreement relating to the retirement and compensation of Richard J. Swift, its chairman, president and chief executive officer.
May 17, 2001   The Company proposed to make an offering of $150 million of its convertible subordinated notes due 2007.
May 23, 2001   The Company  announced that effective at the close of business on
               May 25, 2001,  pursuant to the Agreement and Plan of Merger dated
               May 25, 2001, among Foster Wheeler Corporation, Foster Wheeler
               Ltd., and Foster Wheeler LLC, Foster Wheeler Corporation will be effectively redomiciled as a Bermuda company. Each outstanding share of Foster Wheeler Corporation common stock became one common share of Foster Wheeler Ltd.
May 29, 2001   The company announced that it had completed the process of moving its legal domicile to Bermuda from the State of New York at the close of business on May 25, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FOSTER WHEELER LTD.
                                -------------------
                                  (Registrant)



Date:  AUGUST 13, 2001            /S/ RICHARD J. SWIFT
      ------------------        -----------------------------------------
                                Richard J. Swift
                                (Chairman, President and
                                       Chief Executive Officer)





Date:  AUGUST 13, 2001           /S/ GILLES A. RENAUD
      ------------------       ---------------------------------------
                                Gilles A. Renaud
                                (Senior Vice President and
                                       Chief Financial Officer)