Form 10-Q/A
period 2001-06-29
FOSTER WHEELER LTD
filed 2001-09-11
CIK 1130385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                        FOR THE TRANSITION PERIOD FROM TO


                         COMMISSION FILE NUMBER 1-286-2


                               FOSTER WHEELER LTD.
                              --------------------
             (Exact name of registrant as specified in its charter)


          BERMUDA                                         22-3802649
 ---------------------------------             -------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 Incorporation or organization)                        Identification No.)


 PERRYVILLE CORPORATE PARK, CLINTON, NJ                  08809-4000
 --------------------------------------             --------------------
 (Address of principal executive offices)                (Zip Code)


 Registrant's telephone number, including area code:    (908) 730-4000
                                                     ---------------------


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

           PART II Other Information:

                  ITEM 1 - Legal Proceedings

                  ITEM 2 - Changes in Securities and Use of Proceeds

                  ITEM 6 - Exhibits and Reports on Form 8-K

           SIGNATURES

           This amendment is being filed in order to revise the 2001 financial results to eliminate the change in accounting principle for pension cost and to amend the current year calculation of pension expense to be consistent with prior periods.

                          PART I FINANCIAL INFORMATION

      ITEM 1 -           FINANCIAL STATEMENTS




                      FOSTER WHEELER LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)


                                                                        JUNE 29, 2001          DECEMBER 29,
                                                                         (UNAUDITED)              2000
                                                                         ----------               ----
                                         ASSETS
CURRENT ASSETS:
      Cash and cash equivalents.......................................$    135,549           $  191,893
      Short-term investments..........................................       1,449                1,816
      Accounts and notes receivable...................................     881,115              889,166
      Contracts in process and inventories............................     497,104              464,329
      Prepaid, deferred and refundable income taxes...................      52,934               50,316
      Prepaid expenses................................................      31,174               25,456
                                                                       -----------          -----------
          Total current assets........................................   1,599,325            1,622,976
                                                                       -----------          -----------
Land, buildings and equipment.........................................     845,688              865,349
Less accumulated depreciation.........................................     376,114              370,315
                                                                       -----------          -----------
          Net book value..............................................     469,574              495,034
                                                                       -----------          -----------
Notes and accounts receivable - long-term.............................      72,174               76,238
Investment and advances...............................................      82,784              120,551
Intangible assets, net................................................     279,496              288,135
Prepaid pension cost and benefits.....................................     184,693              189,261
Other, including insurance recoveries.................................     606,696              588,474
Deferred income taxes.................................................     114,937               96,859
                                                                       -----------         ------------
          TOTAL ASSETS................................................ $ 3,409,679        $   3,477,528
                                                                       ===========        =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current installments on long-term debt.......................... $    21,836        $      19,876
      Bank loans .....................................................      21,268              103,479
      Accounts payable and accrued expenses...........................     603,229              708,515
      Estimated costs to complete long-term contracts.................     500,240              521,277
      Advance payments by customers...................................      62,256               62,602
      Income taxes....................................................      51,079               38,854
                                                                       -----------        -------------
          Total current liabilities...................................   1,259,908            1,454,603
Corporate and other debt less current installments....................     265,093              306,001
Special-purpose project debt less current installments................     248,846              255,304
Deferred income taxes.................................................      15,321               15,334
Postretirement and other employee benefits other than pensions........     154,979              159,667
Other long-term liabilities and minority interest.....................     628,809              637,190
Subordinated Robbins Facility exit funding obligations................     110,340              110,340
Convertible subordinated notes....................................         210,000                    -
Mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest
      debentures                                                           175,000              175,000
                                                                       -----------            ---------
           TOTAL LIABILITIES                                             3,068,296            3,113,439
                                                                       -----------            ---------
SHAREHOLDERS' EQUITY:
Common Shares..........................................................     40,772               40,748
Paid-in capital .......................................................    201,390              200,963
Retained earnings......................................................    245,256              241,250
Accumulated other comprehensive loss...................................   (146,035)            (118,707)
                                                                       ------------       --------------
                                                                           341,383              364,254
Less cost of treasury shares...........................................          -                  165
                                                                       -----------        -------------
TOTAL SHAREHOLDERS' EQUITY.............................................    341,383              364,089
                                                                       -----------        -------------
          TOTAL LIABILITIES AND SHAREHOLDERS'
                EQUITY.................................................$ 3,409,679         $  3,477,528
                                                                       ===========        =============



See notes to condensed consolidated financial statements.


                      FOSTER WHEELER LTD. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
               (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)
                                    (Revised)

                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                              ------------------            ----------------
                                       JUNE 29, 2001   JUNE 30, 2000   JUNE 29, 2001   JUNE 30, 2000
                                       -------------   -------------   -------------   -------------
Revenues:
    Operating revenues ................   $ 826,882    $ 1,004,979    $ 1,509,525    $ 1,827,015
    Other income ......................      13,301         17,764         28,893         32,024
                                          ---------    -----------    -----------    -----------

    Total revenues ....................     840,183      1,022,743      1,538,418      1,859,039
                                          ---------    -----------    -----------    -----------

Costs and expenses:
    Cost of operating revenues ........     742,461        923,123      1,350,146      1,664,681
    Selling, general and adminis-
        trative expenses ..............      59,644         54,940        111,041        109,041
    Other deductions/minority interest       28,569         28,180         53,278         51,191
    Dividend on preferred security
        of subsidiary trust ...........       3,938          3,938          7,875          7,875
                                          ---------    -----------    -----------    -----------

    Total costs and expenses ..........     834,612      1,010,181      1,522,340      1,832,788
                                          ---------    -----------    -----------    -----------

Earnings before income taxes ..........       5,571         12,562         16,078         26,251
Provisions for income taxes ...........       4,782          3,915          7,184          9,232
                                          ---------    -----------    -----------    -----------

Net earnings ..........................         789          8,647          8,894         17,019

Other comprehensive loss:
    Foreign currency translation
    adjustment ........................      (5,127)        (2,248)       (22,843)       (14,363)

    Change in unrealized losses on
        derivative instruments ........      (4,440)          --          (10,785)          --

    Cumulative effect on prior years
        (To December 29, 2000) of a
        change in accounting principle
        for derivatives ...............        --             --            6,300           --
                                          ---------    -----------    -----------    -----------

Comprehensive (loss)/income ...........   $  (8,778)   $     6,399    $   (18,434)   $     2,656
                                          =========    ===========    ===========    ===========


                      FOSTER WHEELER LTD. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
               (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)





                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                         ------------------                 ----------------
                                     JUNE 29, 2001   JUNE 30, 2000    JUNE 29, 2001    JUNE 30, 2000
                                     -------------   -------------    -------------    -------------
Earnings per share:
   Basic and diluted:
           Earnings per share ......     $ 0.02         $ 0.21           $ 0.22           $ 0.42
                                         ======         ======           ======           ======


Cash dividends paid per share ......     $ 0.06         $ 0.06           $ 0.12           $ 0.12
                                         ======         ======           ======           ======

Shares outstanding:
   Basic: Weighted average number of
shares outstanding (In thousands)  .     40,891         40,795           40,863           40,786

   Diluted: Effect of share options         360             13              335                5
                                         ------         ------           ------           ------

     Total Diluted .................     41,251         40,808           41,198           40,791
                                         ======         ======           ======           ======






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

           The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in Foster Wheeler's Annual Report on Form 10-K for the fiscal year ended December 29, 2000 filed with the Securities and Exchange Commission on March 6, 2001, as amended by the Form 10-K/A ("2000 Form 10-K"), filed with the Securities and Exchange Commission on May 11, 2001. The Condensed Consolidated Balance Sheet as of December 29, 2000 has been derived from the audited Consolidated Balance Sheet included in the 2000 Form 10-K. A summary of Foster Wheeler's significant accounting policies is presented on pages 27, 28 and 29 in the 2000 Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the 2000 Form 10-K when reviewing interim financial results. There has been no material change in the accounting policies followed by Foster Wheeler Ltd. (hereinafter referred to as "Foster Wheeler" or the "Company") during the six months of 2001, except for the adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", as discussed in Note 8.

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

4. In connection with the Robbins Agreement referred to in PART II, ITEM 1 - LEGAL PROCEEDINGS, Foster Wheeler agreed to fund, on a subordinated basis, the following:

           (a)   1999C Bonds 7 1/4% interest, installments due October 15, 2009

                  ($16,560) and October 15, 2024 ($77,155)          $   93,715

           (b)   1999D Bonds accrued at 7% due October 15, 2009         18,000
                                                                     ---------

                               Total                                  $111,715
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

7.         Interest income and cost for the following periods are:

                      THREE MONTHS ENDED              SIX MONTHS ENDED
                      ------------------              ----------------
                 JUNE 29, 2001  JUNE 30, 2000    JUNE 29, 2001    JUNE 30, 2000
                 -------------  -------------    -------------    -------------

Interest Income   $   2,834       $  3,025         $     6,272      $  5,775
                  =========       ========       =============      ========
Interest Cost     $  19,557       $ 21,018         $    40,452      $ 41,904
                  =========       ========       =============      ========

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


        A reconciliation of current period changes, net of applicable income taxes, in accumulated other comprehensive income relating to derivatives qualifying as cash flow hedges are as follows:

             Transition adjustment as of December 30, 2000      $6,300
             Current period declines in fair value              (8,830)
             Reclassifications to earnings                      (1,955)
                                                              ---------

             Balance at June 29, 2001                         $ (4,485)
                                                              =========
9. In the third quarter 1998, a subsidiary of the Company entered into a three-year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. The agreement contains certain covenants and provides for various events of termination. At June 29, 2001 and December 29, 2000, $50,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade balance in the Condensed Consolidated Balance Sheet.

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

12. In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company's subsidiaries by customers alleging deficiencies in either equipment design or plant construction. Based on its knowledge of the facts and circumstances surrounding such claims and of its insurance coverage for such claims, if any, management of the Company believes that the disposition of such suits will not result in charges against assets or earnings materially in excess of amounts previously provided for in the accounts.


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

13.    Changes in equity for the six months ended June 29, 2001 were as follows:




                                                                                      ACCUMULATED
                                                                                        OTHER                              TOTAL
                                     COMMON SHARES            PAID-IN     RETAINED   COMPREHENSIVE   TREASURY SHARES   SHAREHOLDER'S
                                  SHARES        AMOUNT        CAPITAL     EARNINGS       LOSS        SHARES    AMOUNT      EQUITY
                                  ------        ------        -------     --------       ----        ------    ------      ------

Balance December 29, 2000        40,747,668  $   40,748    $  200,963   $  241,250  $  (118,707)    (24,616)   $ (165)   $  364,089

Net earnings                                                                 8,894                                            8,894

Dividends paid - common                                                     (4,888)                                          (4,888)
Purchase of treasury share                                                                           (3,000)      (37)          (37)
Foreign currency translation
    adjustment                                                                          (22,843)                            (22,843)

Cumulative effect on prior
   years (to December 29,
   2000) of change in
   accounting principle for
   derivatives                                                                            6,300                               6,300

Current period declines in
   fair value                                                                            (8,830)                             (8,830)

Reclassification to earnings                                                             (1,955)                             (1,955)
Share option exercise price
   and par value                     66,000          66           561                                                           627

Shares issued under incentive
    plan and other plans                                            6                                 3,008        20            26

Bermuda reorganization              (42,108)        (42)         (140)           -           -       24,608       182             -
                                -----------   ---------  ------------    ---------  -----------     -------   -------   -----------

Balance June 29, 2001            40,771,560    $ 40,772  $    201,390    $ 245,256  $  (146,035)          0   $     0   $   341,383
                                 ==========  ==========  ============    =========  ===========     =======   =======   ===========



14.        Major Business Groups
                                                        Six Months Ended
                                               JUNE 29, 2001      JUNE 30, 2000
                                               -------------      -------------
                                                 (Revised)

ENGINEERING AND CONSTRUCTION
        Revenues                                $ 1,009,291       $ 1,409,031
        Gross earnings from operations               90,874            96,242
        Interest expense                              1,414             3,341
        Earnings before income taxes                 39,114            45,466

ENERGY EQUIPMENT
        Revenues                               $    552,035      $    483,540
        Gross earnings from operations               67,765            65,047
        Interest expense                             12,080            16,768
        Earnings before income taxes                 17,782            18,598

CORPORATE AND FINANCIAL SERVICES(1)
        Revenues                              $     (22,908)      $   (33,532)
        Gross earnings from operations                  740             1,045
        Interest expense(2)                          26,643            18,812
        Loss before income taxes                    (40,818)          (37,813)

TOTAL
        Revenues                                $ 1,538,418       $ 1,859,039
        Gross earnings from operations              159,379           162,334
        Interest expense (2)                         40,137            38,921
        Earnings before income taxes                 16,078            26,251
        Provision for income taxes                    7,184             9,232
                                             --------------      ------------

        Net earnings                        $         8,894      $     17,019
                                            ===============      ============


(1)     Includes intersegment eliminations.
(2)     Includes dividends on Preferred Trust Securities.

15.        Consolidating Financial Information

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



                      CONDENSED CONSOLIDATING BALANCE SHEET
                            (In Thousands of Dollars)
                                  June 29, 2001

                       ASSETS               Foster Wheeler   Foster Wheeler  Guarantor
                       ------                    LTD.              LLC     Subsidiaries  Eliminations  Consolidated
                       ------                    ----              ---     ------------  ------------  ------------

Current assets ............................   $        48   $    74,703   $ 1,596,728   $   (72,154)   $ 1,599,325
Investment in subsidiaries ................       343,884       515,327          --        (859,211)          --
Land, buildings & equipment (net) .........          --            --         469,574          --          469,574
Notes and accounts receivable - long-term .          --         405,000        72,174      (405,000)        72,174
Intangible assets (net) ...................          --            --         279,496          --          279,496
Other non-current assets ..................          --          21,291       967,819          --          989,110
                                              -----------   -----------   -----------   -----------    -----------

TOTAL ASSETS ..............................   $   343,932   $ 1,016,321   $ 3,385,791   $(1,336,365)   $ 3,409,679
                                              ===========   ===========   ===========   ===========    ===========
         LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities .......................   $     2,549   $     6,347   $ 1,323,166   $   (72,154)   $ 1,259,908
Long-term debt ............................          --         237,500       276,439          --          513,939
Other non-current liabilities .............          --            --       1,204,109      (405,000)       799,109
Subordinated Robbins obligations ..........          --            --         110,340          --          110,340
Convertible subordinated notes ............          --         210,000          --            --          210,000
Preferred trust securities ................          --         175,000          --            --          175,000
                                              -----------   -----------   -----------   -----------    -----------

TOTAL LIABILITIES .........................         2,549       628,847     2,914,054      (477,154)     3,068,296
TOTAL SHAREHOLDERS'
    EQUITY ................................       341,383       387,474       471,737      (859,211)       341,383
                                              -----------   -----------   -----------   -----------    -----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY ...................   $   343,932   $ 1,016,321   $ 3,385,791   $(1,336,365)   $ 3,409,679
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
                                                ===========   ===========   ===========   ===========    ===========



               CONDENSED CONSOLIDATING STATEMENT OF EARNINGS DATA
                            (In Thousands of Dollars)
                                    (Revised)

                         Six Months Ended June 29, 2001


                                        Foster Wheeler   Foster Wheeler   Guarantor
                                              LTD.           LLC         Subsidiaries    Eliminations    Consolidated
                                              ----           ---         ------------    ------------    ------------

Operating revenues ....................                                 $ 1,509,525           --      $ 1,509,525
Other income ..........................          --          241,012         20,271       (232,390)        28,893
                                          -----------    -----------    -----------    -----------    -----------
Revenues ..............................          --          241,012      1,529,796       (232,390)     1,538,418

Cost of operating revenues ............          --             --        1,350,146           --        1,350,146
Selling, general and administrative,
  expenses ............................          --            7,895        103,146           --          111,041
Other deductions and minority
  interests ...........................            66         29,326         35,215         (3,454)        61,153
Equity in net earnings of subsidiaries          8,937         29,260           --          (38,197)          --
                                          -----------    -----------    -----------    -----------    -----------

Earnings/ (loss) before income taxes ..         8,871        233,051         41,289       (267,133)        16,078
(Benefit)/provision for income taxes ..           (23)        (8,284)        15,491           --            7,184
                                          -----------    -----------    -----------    -----------    -----------

Net earnings ..........................         8,894        241,335         25,798       (267,133)         8,894

Other comprehensive loss:
  Foreign currency translation
     adjustment .......................       (22,843)          --          (27,496)        27,496        (22,843)
  Net loss on derivative instruments ..          --             --           (4,485)          --           (4,485)
                                          -----------    -----------    -----------    -----------    -----------

Comprehensive (loss)/earnings .........   $   (13,949)   $   241,335    $    (6,183)   $  (239,637)   $   (18,434)
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
                                          ===========    ===========    ===========    ===========    ===========




               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW DATA
                            (In Thousands of Dollars)

                         Six Months Ended June 29, 2001

                                           Foster        Foster
                                           Wheeler      Wheeler      Guarantor
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
                                          =========    =========    =========    =============   =========


               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW DATA
                            (In Thousands of Dollars)

                                                         Six Months Ended June 30, 2000

                                             Foster
                                            Wheeler     Guarantor    Non-Guarantor
                                          Corporation  Subsidiaries  Subsidiaries Eliminations Consolidated
                                          -----------  ------------  --------------------------------------
NET CASH PROVIDED/(USED) BY
   OPERATING ACTIVITIES ...............   $ (28,632)   $  35,944    $ (24,172)   $ (54,737)   $ (71,597)
                                          ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures ..................                   (4,800)     (24,888)                  (29,688)
Proceeds from sale of properties ......                                 4,518                     4,518
(Increase)/decrease in investment and
advances ..............................     (20,705)                    9,697        8,180       (2,828)
Decrease in short-term
   investments ........................          52                    14,834                    14,886
Other .................................                    1,446       (4,045)                   (2,599)
                                          ---------    ---------    ---------    ---------    ---------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES ...............     (20,653)      (3,354)         116        8,180      (15,711)
                                          ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES
Dividends to Stockholders .............      (4,886)                 (101,365)     101,365       (4,886)
Increase in short-term debt ...........      59,000                     8,058                    67,058
Proceeds from long-term debt ..........                                 8,474                     8,474
Repayment of long-term debt ...........     (16,000)                   (6,266)                  (22,266)
Other .................................      (3,221)     (34,387)      92,333      (54,808)         (83)
                                          ---------    ---------    ---------    ---------    ---------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES ...............      34,893      (34,387)       1,234       46,557       48,297
                                          ---------    ---------    ---------    ---------    ---------
Effect of exchange rate changes on
cash and cash equivalents .............                                (5,807)                   (5,807)
(Decrease)/increase in cash and cash
equivalents ...........................     (14,392)      (1,797)     (28,629)                  (44,818)
Cash and cash equivalents, beginning of
   year ...............................      16,262        3,080      150,926                   170,268
                                          ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents, end of
   period .............................   $   1,870    $   1,283    $ 122,297    $            $ 125,450
                                          =========    =========    =========    =========    =========

16. The Company owns a non-controlling equity interest in three cogeneration and one waste-to-energy projects; three of which are located in Italy and one in Chile. Following is summarized financial information for the Company's equity affiliates combined, as well as the Company's interest in the affiliates.


                                                               JUNE 29, 2001    DECEMBER 29, 2000
                                                               -------------    -----------------
           BALANCE SHEET DATA:
           Current assets..............................          $   90,452         $   146,277
           Other assets (primarily buildings
                and equipment).......................               514,175             603,665
           Current liabilities.........................              30,284              48,604
           Other liabilities (primarily long-
                term debt)..............................            460,576             529,182
           Net assets...................................            113,767             172,156

           INCOME STATEMENT DATA FOR SIX MONTHS:
                                                               JUNE 29, 2001      JUNE 30, 2000
                                                               -------------      -------------
           Total revenues.............................            $ 105,985          $  113,690
           Income before income taxes...........                     18,205              29,118
           Net earnings................................              13,054              19,564


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

 17. The difference between the statutory and effective tax rate is predominately due to state and local taxes, certain tax credits, the tax treatment relating to sale of two hydrogen production plants in South America and the favorable settlement of a contested foreign tax liability.

 18. The Company's 10-Q for the six month period ended June 29, 2001 was revised to eliminate the change in accounting principle for pension cost and to amend the current year calculation of pension expense to be consistent with prior periods. The effect of these items is shown in the table below.


                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                       ------------------                    ----------------
                                                 JUNE 29, 2001      JUNE 30, 2000      JUNE 29, 2001     JUNE 30, 2000
                                                 -------------      -------------      -------------     -------------
Earnings before cumulative effect of a
     change in accounting principle:
   As previously reported                            $   1,989          $   8,647          $  10,094         $  17,019
                                                  ============       ============       ============      ============
   As revised                                       $      789          $   8,647          $    8,894        $  17,019
                                                  ============       ============       =============     ============

Net earnings:
   As previously reported                            $   1,989          $   8,647          $   8,894          $ 17,019
                                                  ============       ============       ============      ============
   As revised                                       $      789          $   8,647          $   8,894          $ 17,019
                                                  ============       ============       ============      ============

Earnings per share (basic and diluted)
     before cumulative effect of a change in
   accounting principle:
   As previously reported                               $  .05             $  .21             $  .25            $  .42
   As revised                                           $  .02             $  .21             $  .22            $  .42

Earnings per share (basic and diluted):
   As previously reported                               $  .05             $  .21             $  .22            $  .42
   As revised                                           $  .02             $  .21             $  .22            $  .42


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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 29, 2001 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

                                         CONSOLIDATED DATA
                                              (Revised)

                           THREE MONTHS ENDED           SIX MONTHS ENDED
                           ------------------           ----------------
                        JUNE 29,        JUNE 30,    JUNE 29,       JUNE 30,
                         2001            2000        2001           2000
                       ---------     -----------  ----------     ----------

Backlog                $  6,332.6    $  6,366.1    $  6,332.6    $  6,366.1
                       ==========    ==========    ==========    ==========
New orders             $  1,162.8    $  1,239.0    $  2,113.3    $  2,430.9
                       ==========    ==========    ==========    ==========
Revenues               $    840.2    $  1,022.7    $  1,538.4    $  1,859.0
                       ==========    ==========    ==========    ==========
Net earnings           $      0.8    $      8.6    $      8.9    $     17.0
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

New orders awarded for the three and six months ended June 29, 2001 were $1,162.8 and $2,113.3 compared to $1,239.0 and $2,430.9 for the same periods ended June 30, 2000. This decrease in both the three and six months relate to lower activity in the Engineering and Construction Group due to delays in the receipt of certain expected orders as well as a change in the mix of business with more of the contracts requiring engineering services only, resulting in a comparatively lower level of pass-through costs. Approximately 40% of new orders booked in the six months ended June 29, 2001 were for projects awarded to the Company's subsidiaries located outside the United States. This compares to 65% for the six month period ended June 30, 2000. Key countries and geographic areas contributing to new orders awarded for the six months ended June 29, 2001 were the United States, Europe and Asia.

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

Other deductions for the six months ended June 29, 2001 were $2.1 higher than that reported in the six months ended June 30, 2000. The increase is due to the loss on sale of the Company's interest in two hydrogen plants in South America ($5.0); higher interest expenses due to increased borrowings ($1.2); increased pension cost ($1.8) and the 2000 amount included a provision for a legal settlement ($6.0). Other deductions for the three month period ending June 29, 2001 increased by $0.4, or 1% compared to the same period in 2000. The increase primarily relates to the loss on sale of two hydrogen plants offset by the provision for a legal settlement in 2000.

Net earnings for the six months ended June 29, 2001 were $8.9 or $.22 per share diluted compared to a net earnings of $17.0 or $.42 per share diluted for the six months ended June 30, 2000. The net earnings for the three months ended June 29, 2001 were $0.8, or $.02 per share diluted compared to $8.6, or $.21 per share diluted for the three months ended June 30, 2000. The primary reasons for the decline relates to the following special charges: 1) loss of $5.0 ($.12 per share) on the sale of the Company's interest in two hydrogen plants in South America, and 2) expense of $1.6 ($.04 per share) relating to the retirement of the Company's Chief Executive.



ENGINEERING AND CONSTRUCTION GROUP

                                            THREE MONTHS ENDED                    SIX MONTHS ENDED

                                     JUNE 29, 2001     JUNE 30, 2000        JUNE 29, 2001     JUNE 30, 2000
                                     -------------     -------------        -------------     -------------

Backlog                                $ 4,410.4         $4,836.4         $     4,410.4        $4,836.4
                                       =========         ========         =============        ========
New orders                            $    635.1        $   892.3         $     1,212.1        $1,659.2
                                      ==========        =========         =============        ========
Operating revenues                    $    529.6        $   783.2         $       995.5        $1,391.4
                                      ==========        =========         =============        ========
Gross earnings from operations       $      49.8       $     49.8         $        90.9         $ 96.2
                                     ===========       ==========         =============         ======


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

ENERGY EQUIPMENT GROUP

                                             THREE MONTHS ENDED                  SIX MONTHS ENDED

                                    JUNE 29, 2001     JUNE 30, 2000     JUNE 29, 2001      JUNE 30, 2000
                                    -------------     -------------     -------------      -------------
Backlog                              $ 2,023.9           $1,642.6          $ 2,023.9         $1,642.6
                                     =========           ========          =========         ========
New orders                          $    525.8          $   351.5         $    904.7         $ 777.0
                                    ==========          =========         ==========         =======
Operating revenues                  $    304.8          $   244.7         $    535.1         $ 469.1
                                    ==========          =========         ==========         =======
Gross earnings from operations     $      34.2         $     31.5        $      67.8          $ 65.0
                                   ===========         ==========        ===========          ======


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

The corporate and other debts, including the revolving credit agreements, are as follows:

                                                            JUNE 29,       DECEMBER 29,
                                                           ---------       -----------
                                                              2001            2000
                                                              ----            ----
  Corporate and other debt consisted of the following:
      Revolving Credit Agreement (average interest
          Rate 7.65%)....................................   $   37.5       $   85.0
      6.75% Notes due November 15, 2005..................      200.0          200.0
      6.5% Convertible subordinated notes due 2007.......      210.0              0
      Other..............................................       27.9         $ 21.2
                                                           ---------      ---------
  Less, Current portion..................................         .3             .2
                                                          ----------      ---------
                                                          $    475.1       $  306.0
                                                          ==========      =========

  Principal payments are payable in annual installments
  of:
      2002...............................................                 $    20.6
      2003...............................................                      85.2
      2004...............................................                        .1
      2005...............................................                     200.0
      2006...............................................                        .1
                                                                         ----------
                                                                           $  306.0
                                                                         ==========


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

Pursuant to the plan of reorganization, Foster Wheeler Corporation shareholders received the equivalent number of shares in the newly formed company, Foster Wheeler Ltd., organized in Bermuda. The shares will be listed on the New York Share Exchange under "FWC", the same symbol under which the Company's common shares are currently listed.

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

Other factors and assumptions not identified above were also involved in the derivition of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company. The reader should consider the areas of risk described above in connection with any foward-looking statements that may be made by the Company.



The Company undertakes no obligation to publicly update any foward-looking statements, whether as a result of new information, future events or otherwise. The reader is advised, however, to consult any addition disclosures the Company makes in proxy statements, quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K to the Securities and Exchange Commission.

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

Subsidiaries of the Company have been notified that they were potentially responsible parties ("PRP") under CERCLA or similar state laws at three off-site facilities, excluding sites as to which the subsidiaries have resolved their liability. At each of these sites, the Company's liability should be substantially less than the total site remediation costs because the percentage of waste attributable to the Company compared to that attributable to all other PRPs is low. The subsidiaries do not believe that their share of cleanup obligations at any of the three off-site facilities as to which they have received a notice of potential liability will individually exceed $1 million.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A)        EXHIBITS
EXHIBIT   EXHIBITS
NO.
2.0 Agreement and Plan of Merger, dated as of May 25, 2001, among Foster Wheeler Corporation, Foster Wheeler LLC and Foster Wheeler Ltd. (Filed as Exhibit 2.0 to Foster Wheeler Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2001 and incorporated herein by reference.)
3.1 Memorandum of Association of Foster Wheeler Ltd. (filed as Annex II to Foster Wheeler Ltd.'s Form S-4/A (Registration No. 333-52468) filed on March 9, 2001 and incorporated herein by reference).
3.2 Bye-Laws of Foster Wheeler Ltd. (filed as Annex III to Foster Wheeler Ltd.'s Form S-4/A (Registration No. 333-52468) filed on March 9, 2001 and incorporated herein by reference).
4.0 Foster Wheeler Ltd. hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler Ltd. and its consolidated subsidiaries to the Commission upon its requests.
4.1 Rights Agreement, dated as of May 21, 2001 between Foster Wheeler Ltd. and Mellon Investor Services LLC (filed as Annex I to Foster Wheeler Ltd.'s current report on Form 8-K (File No. 333-52468) dated May 25, 2001 and incorporated herein by reference).
4.2 Amended and Restated First Supplemental Indenture, dated August 10, 2001, to the Indenture, dated as of November 5, 1995, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Energy International, Inc., Foster Wheeler Energy Corporation, Foster Wheeler Inc., Foster Wheeler International Holdings, Inc., and BNY Midwest Trust Company. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2001 and incorporated herein by reference.)
4.3 Indenture, dated as of May 31, 2001, among Foster Wheeler Ltd., Foster Wheeler LLC and BNY Midwest Trust Company (filed as Exhibit 4.4 to Foster Wheeler Ltd.'s Form S-3 (Registration No. 333-64090) filed on June 28, 2001 and incorporated herein by reference).
4.4 Registration Rights Agreement, dated as of May 31, 2001, among Foster Wheeler Ltd., Foster Wheeler LLC and Leman Brothers Inc., Banc of America Securities LLC and First Union Securities, Inc. (filed as
          Exhibit 4.6 to Foster Wheeler Ltd.'s Form S-3 (Registration No. 333-64090) filed on June 28, 2001 and incorporated herein by reference).
4.5 Form of specimen share certificate for Foster Wheeler Ltd.'s common shares (filed as Annex II to Foster Wheeler Ltd.'s current report on Form 8-K (File No. 333-52468) filed on May 25, 2001 and incorporated herein by reference).
10.1 Second Amended and Restated Revolving Credit Agreement, dated as of May 25, 2001 among Foster Wheeler LLC, the Borrowing Subsidiaries signatory thereto, the Guarantors signatory thereto, the Lenders signatories thereto, Bank of America, N.A., as Administrative Agent, First Union National Bank, as Syndication Agent, ABN AMRO Bank N.V., as Documentation Agent, Banc of America Securities LLC, as Lead Arranger and Book Manager and First Union Capital Markets, ABN AMRO Bank N.V., Greenwich NatWest Structured Finance Inc. and Toronto Dominion Bank, as Arrangers. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2001 and incorporated herein by reference.)

10.2 Subordination Agreement, dated as of May 25, 2001 by and among Foster Wheeler LLC, Foster Wheeler Ltd. and Bank of America, N.A. (Filed as
          Exhibit 10.2 to Foster Wheeler Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2001 and incorporated herein by reference.)
10.3 Pledge Agreement, dated as of May 25, 2001 by each of the undersigned pledgors in favor of Bank of America National Trust and Savings Association. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2001 and incorporated herein by reference.)
10.4 Retirement and Consulting Agreement of Richard J. Swift dated as of April 2, 2001 (filed as Exhibit 10.1 to Foster Wheeler Corporation's current report on Form 8-K (File No. 001-00286) dated April 5, 2001 and incorporated herein by reference).
10.5 Form of Change of Control Agreement dated May 25, 2001, and entered into by the Company with the following executive officers: H. E. Bartoli, J. C. Blythe, L. F. Gardner, R. D. Iseman, T. R. O'Brien, G.
          A. Renaud and J. E. Schessler. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2001 and incorporated herein by reference.)
10.6      Foster Wheeler Inc. Directors' Stock Option Plan (filed as Exhibit
          99.1 to Foster Wheeler Ltd.'s post effective amendment to Form S-8 (Registration No. 333-25945) dated June 27, 2001 and incorporated herein by reference).
10.7 1995 Stock Option Plan of Foster Wheeler Inc. (filed as Exhibit 99.1 to Foster Wheeler Ltd.'s post effective amendment to Form S-8 (Registration No. 003-59739) dated June 27, 2001 and incorporated herein by reference).
10.8 1984 Stock Option Plan of Foster Wheeler Inc. (filed as Exhibit 99.1 to Foster Wheeler Ltd.'s post effective amendment to Form S-8 (Registration No. 002-91384) dated June 27, 2001 and incorporated herein by reference).
10.9 Master Guarantee Agreement, dated as of May 25, 2001 by and among Foster Wheeler LLC, Foster Wheeler International Holdings, Inc. and Foster Wheeler Ltd. (Filed as Exhibit 10.9 to Foster Wheeler Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2001 and incorporated herein by reference.)
10.10 Transitional Executive Severance Agreement dated May 29, 2001 entered into with the follwoing officers: H.E. Bartoli, J.C. Blythe, L.F. Gardner, R.D. Iseman, T. R. O'Brien, G.A. Renaud and J.E. Schessler. (Filed as Exhibit 10.10 to Foster Wheeler Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2001 and incorporated herein by reference.)

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

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FOSTER WHEELER LTD.
                                                     -------------------
                                                        (Registrant)



Date:  SEPTEMBER 11, 2001                            /S/ GILLES A. RENAUD
      -------------------                            -----------------------
                                                     Gilles A. Renaud
                                                     (Senior Vice President and
                                                     Chief Financial Officer)





Date:  SEPTEMBER 11, 2001                            /S/ ROBIN A. KORNMEYER
      -------------------                            ----------------------
                                                     Robin A. Kornmeyer
                                                     (Controller and Principal
                                                     Accounting Officer)