Form 10-Q
period 2001-09-28
FOSTER WHEELER LTD
filed 2001-11-13
CIK 1130385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                        FOR THE TRANSITION PERIOD FROM TO


                         COMMISSION FILE NUMBER 1-286-2


                               FOSTER WHEELER LTD.
                      --------------- --------------------
             (Exact name of registrant as specified in its charter)


        BERMUDA                                             22-3802649
  ----------------------                              ----------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     Incorporation or organization)                      Identification No.)


  PERRYVILLE CORPORATE PARK, CLINTON, NJ                      08809-4000
  --------------------------------------              ------------------------
 (Address of principal executive offices)                   (Zip Code)


  Registrant's telephone number, including area code:    (908) 730-4000
                                                         ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date: 40,771,560 shares of the Company's common shares ($1.00 par value) were outstanding as of September 28, 2001.

                               FOSTER WHEELER LTD.

                                      INDEX



   PART I            FINANCIAL INFORMATION:

            ITEM 1 - Financial Statements:

                     Condensed Consolidated Balance Sheet at September 28, 2001 and December 29, 2000

                     Condensed Consolidated Statement of Earnings and Comprehensive Income for the Three and Nine Months Ended September 28, 2001 and September 29, 2000

                     Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 28, 2001 and September 29, 2000

                     Notes to Condensed Consolidated Financial Statements


             ITEM 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

PART II OTHER INFORMATION:

             ITEM 1 - Legal Proceedings

             ITEM 6 - Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I FINANCIAL INFORMATION

     ITEM 1 -        FINANCIAL STATEMENTS



                      FOSTER WHEELER LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)


                                                                SEPTEMBER 28, 2001   DECEMBER 29,
                                                                   (UNAUDITED)          2000
                                                                   ----------           ----
                                  ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ................................   $   167,635      $   191,893
     Short-term investments ...................................         1,265            1,816
     Accounts and notes receivable ............................       924,554          889,166
     Contracts in process and inventories .....................       509,351          464,329
     Prepaid, deferred and refundable income taxes ............        58,263           50,316
     Prepaid expenses .........................................        33,372           25,456
                                                                  -----------      -----------
         Total current assets .................................     1,694,440        1,622,976
                                                                  -----------      -----------
Land, buildings and equipment .................................       856,585          865,349
Less accumulated depreciation .................................       388,417          370,315
                                                                  -----------      -----------
         Net book value .......................................       468,168          495,034
                                                                  -----------      -----------
Notes and accounts receivable - long-term .....................        72,944           76,238
Investments and advances ......................................        83,715          120,551
Intangible assets, net ........................................       277,720          288,135
Prepaid pension cost and benefits .............................       187,562          189,261
Other, including insurance recoveries .........................       612,275          588,474
Deferred income taxes .........................................       115,641           96,859
                                                                  -----------      -----------
         TOTAL ASSETS .........................................   $ 3,512,465      $ 3,477,528
                                                                  ===========      ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current installments on long-term debt ...................   $    21,942      $    19,876
     Bank loans ...............................................        19,639          103,479
     Accounts payable and accrued expenses ....................       648,863          708,515
     Estimated costs to complete long-term contracts ..........       446,745          521,277
     Advance payments by customers ............................        69,259           62,602
     Income taxes .............................................        55,948           38,854
                                                                  -----------      -----------
         Total current liabilities ............................     1,262,396        1,454,603
Corporate and other debt less current installments ............       320,265          306,001
Special-purpose project debt less current installments ........       244,526          255,304
Deferred income taxes .........................................        16,661           15,334
Postretirement and other employee benefits other than pensions        158,246          159,667
Other long-term liabilities and minority interest .............       648,355          637,190
Subordinated Robbins Facility exit funding obligations ........       110,340          110,340
Convertible subordinated notes ................................       210,000             --
Mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest
     debentures ...............................................       175,000          175,000
                                                                  -----------      -----------
         TOTAL LIABILITIES ....................................     3,145,789        3,113,439
                                                                  -----------      -----------
SHAREHOLDERS' EQUITY:
Common Shares .................................................        40,772           40,748
Paid-in capital ...............................................       201,390          200,963
Retained earnings .............................................       246,498          241,250
Accumulated other comprehensive loss ..........................      (121,984)        (118,707)
                                                                  -----------      -----------
                                                                      366,676          364,254
Less cost of treasury shares ..................................          --                165
                                                                  -----------      -----------
TOTAL SHAREHOLDERS' EQUITY ....................................       366,676          364,089
                                                                  -----------      -----------
         TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY ..........................................   $ 3,512,465      $ 3,477,528
                                                                  ===========      ===========



See notes to condensed consolidated financial statements.


                      FOSTER WHEELER LTD. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
               (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                             ------------------             -----------------
                                           SEPTEMBER     SEPTEMBER      SEPTEMBER       SEPTEMBER
                                            28, 2001      29, 2000       28, 2001       29, 2000
                                           ---------    -----------    ------------   ------------
Revenues:
    Operating revenues .................   $ 808,798    $ 1,008,350    $ 2,318,323    $ 2,835,365
    Other income .......................      10,354         13,206         39,247         45,230
                                           ---------    -----------    -----------    -----------

    Total revenues .....................     819,152      1,021,556      2,357,570      2,880,595
                                           ---------    -----------    -----------    -----------

Costs and expenses:
    Cost of operating revenues .........     740,408        926,574      2,090,554      2,591,255
    Selling, general and administrative
       expenses ........................      45,511         53,249        156,552        162,290
    Other deductions/minority interest .      28,922         24,123         82,200         75,314
    Dividends on preferred security
       of subsidiary trust .............       3,937          3,937         11,812         11,812
                                           ---------    -----------    -----------    -----------

    Total costs and expenses ...........     818,778      1,007,883      2,341,118      2,840,671
                                           ---------    -----------    -----------    -----------

Earnings before income taxes ...........         374         13,673         16,452         39,924
Provisions for income taxes ............        (868)         3,528          6,316         12,760
                                           ---------    -----------    -----------    -----------

Net earnings ...........................       1,242         10,145         10,136         27,164


Other comprehensive income/(loss):
    Foreign currency translation
       adjustment ......................      14,570        (17,095)        (8,273)       (31,458)

Change in unrealized gain/(loss) on
    derivative instruments .............       9,481           --           (1,304)          --


    Cumulative effect on prior years (To
       December 29, 2000) of a change in
       accounting principle
       in derivatives...................         --             --           6,300           --
                                           ---------    -----------    -----------    -----------


Comprehensive income/(loss) ............   $  25,293    $    (6,950)   $     6,859    $    (4,294)
                                           =========    ===========    ===========    ===========

Earnings per share:

  Basic and diluted earnings per share .   $    0.03    $      0.25    $      0.25    $      0.67
                                           =========    ===========    ===========    ===========


Cash dividends paid per share...........   $    --      $      0.06    $      0.12    $      0.18
                                           =========    ===========    ===========    ===========


Shares outstanding (in thousands):
  Basic: Weighted average number of
shares outstanding .....................      40,884         40,805         40,870         40,792

  Diluted: Effect of share  options ....          87             10            253              7

  Convertible Debt..............                   *                             *
                                           ---------    -----------    -----------    -----------

     Total Diluted..........                  40,971         40,815         41,123         40,799
                                           =========    ===========    ===========    ===========


* Diluted per share data has been computed based on the basic plus the dilution of stock options. The shares relating to the convertible debt were not included in the calculation due to their antidilutive effect.


                      FOSTER WHEELER LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)
                                                                    NINE MONTHS ENDED
                                                                 SEPTEMBER     SEPTEMBER
                                                                 28, 2001       29, 2000
                                                                -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ................................................   $  10,136    $  27,164
Adjustment to reconcile net earnings to cash flows from
    operating activities:
Depreciation and amortization ...............................      41,565       43,931
Deferred tax ................................................         897       (2,711)
Equity earnings, net of dividends ...........................      (2,508)      (4,765)
Other .......................................................       4,398       (7,727)
Changes in assets and liabilities:
Receivables .................................................     (47,990)      (2,670)
Contracts in process and inventories ........................     (41,677)     (47,773)
Accounts payable and accrued expenses .......................     (52,543)      15,858
Estimated costs to complete long-term contracts .............     (77,653)     (77,048)
Advance payments by customers ...............................       8,891          794
Income taxes ................................................     (10,351)     (17,209)
Other assets and liabilities ................................      (9,032)       6,468
                                                                ---------    ---------
NET CASH USED BY OPERATING ACTIVITIES .......................    (175,867)     (65,688)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ........................................     (23,812)     (39,120)
Proceeds from sale of properties ............................      52,131       22,651
Decrease in investments and advances ........................       9,140       28,745
Decrease in short-term investments ..........................         544       14,012
Partnership distributions ...................................      (1,367)      (2,599)
                                                                ---------    ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES ...................      36,636       23,689
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend to shareholders ....................................      (4,888)      (7,329)
Repurchase of common shares .................................         (37)         (83)
Proceeds from exercise of stock options .....................         627         --
Proceeds from convertible subordinated notes, net ...........     202,912         --
(Decrease)/increase in short-term debt ......................     (83,135)      75,371
Proceeds from long-term debt ................................     141,391       48,029
Repayment of long-term debt .................................    (135,810)     (95,353)
                                                                ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...................     121,060       20,635
                                                                ---------    ---------

Effect of exchange rate changes on cash and cash equivalents       (6,087)      (5,318)
                                                                ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS .......................     (24,258)     (26,682)
Cash and cash equivalents at beginning of year ..............     191,893      170,268
                                                                ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................   $ 167,635    $ 143,586
                                                                =========    =========

Cash paid during period:
Interest (net of amount capitalized) ........................   $  40,510    $  44,673
                                                                ---------    ---------
Income taxes ................................................   $  11,337    $  24,692
                                                                ---------    ---------



See notes to condensed consolidated financial statements.

                      FOSTER WHEELER LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. The condensed consolidated balance sheet as of September 28, 2001, and the related condensed consolidated statements of earnings and comprehensive income and cash flows for the three and nine month period ended September 28, 2001 and September 29, 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in Foster Wheeler's Annual Report on Form 10-K for the fiscal year ended December 29, 2000 filed with the Securities and Exchange Commission on March 6, 2001, as amended by the Form 10-K/A ("2000 Form 10-K"), filed with the Securities and Exchange Commission on May 11, 2001. The Condensed Consolidated Balance Sheet as of December 29, 2000 has been derived from the audited Consolidated Balance Sheet included in the 2000 Form 10-K. A summary of Foster Wheeler's significant accounting policies is presented on pages 27, 28 and 29 in the 2000 Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the 2000 Form 10-K when reviewing interim financial results. There has been no material change in the accounting policies followed by Foster Wheeler Ltd. (hereinafter referred to as "Foster Wheeler" or the "Company") during the nine months of 2001, except for the adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", as discussed in Note 8.

2. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, and contingencies, among others. As of September 28, 2001 and December 29, 2000, costs of approximately $170,000 and $175,000, respectively, were included in assets, primarily in receivables and contracts in process, representing amounts expected to be realized from claims to customers. This reduction was due to a settlement of a claim. These claims have been recognized in accordance with the AICPA's Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts". This Statement requires that it be probable that the claim will result in additional contract revenue and the amount can be reliably estimated. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings. Accordingly, it is possible that the amounts realized could differ materially from the balances included in the financial statements. Management believes that these matters will be resolved without a material effect on the Company's financial position or results of operations. In connection with its announced strategy to monetize certain, build, own and operate facilities that are held for use, the Company may sell such facilities which may result in the determination of material losses upon disposal. At present time, the Company is in negotiation for the sale of certain of these facilities, at least one of which could be finalized by year-end. The aggregate carrying amount of the facilities at September 28, 2001, net of debt, was approximately $130,000.

3. The Company maintains a revolving credit agreement (the "Revolving Credit Agreement") consisting of a $270,000 multi-year facility dated December 1, 1999 that expires on February 12, 2003. In 2001, the Company and the banks that are party to the Revolving Credit Agreement consented to amend the agreement (the "Amendments") on two occasions. The first Amendment provided for the following: (i) provisions associated with the planned change of domicile to Bermuda, (ii) provisions associated with the potential monetization, as previously announced, of certain build, own and operated assets, and (iii) the modification of certain financial covenants. The second Amendment allows Foster Wheeler LLC to make payments to Foster Wheeler Ltd. in amounts sufficient to pay amounts due on the notes. The Revolving Credit Agreement was restated as of May 25, 2001 to reflect these amendments. The Revolving Credit Agreement requires, among other things, that the Company maintain a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. As of September 28, 2001, the Company was in compliance with the covenants under the Revolving Credit Agreement.

         Loans under the Revolving Credit Agreement bear interest at a floating rate and are used for general corporate purposes. At September 28, 2001, $92,700 was borrowed under the Revolving Credit Agreement. This amount appears on the Consolidated Balance Sheet under the caption "Corporate and Other Debt".

         The Company is also permitted to allocate a portion of its available credit under the Revolving Credit Agreement for the issuance of standby letters of credit. At September 28, 2001, $126,239 of such standby letters of credit were outstanding.

         In May and June 2001, the Company issued convertible subordinated notes having an aggregate principal amount of $210,000. The notes are due in 2007 and bear interest at 6.50% per annum, payable semi-annually on June 1 and December 1 of each year, commencing December 2001. The notes may be converted into common shares at an initial conversion rate of
         62.3131 common shares per $1,000 principal amount, or $16.05 per common share, subject to adjustment under certain circumstances. The notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The net proceeds of approximately $202,900 were used to repay $76,300 under the 364-day revolving credit facility that expired on May 30, 2001 and reduce advances outstanding under the Revolving Credit Agreement. Amortization of debt issuance costs are included as a component of interest expense over the term of the notes.

         On January 13, 1999, FW Preferred Capital Trust I, a Delaware Business Trust, which is a 100% owned finance subsidiary of the Company, issued $175,000 in Preferred Trust Securities. The Preferred Trust Securities are fully and unconditionally guaranteed by Foster Wheeler LLC. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. Such distributions may be deferred for periods up to five years. The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004.

4. In connection with the Robbins Agreement referred to in Note 12, Foster Wheeler agreed to fund, on a subordinated basis, the following:


        (a) 1999C Bonds 7 1/4% interest, installments due October 15, 2009

               ($16,560) and October 15, 2024 ($77,155)             $   93,715

        (b) 1999D Bonds accrued at 7% due October 15, 2009              18,000
                                                                     ---------
                           Total                                     $ 111,715
                                                                     =========

         The 1999C Bonds are subject to mandatory sinking fund reduction prior to maturity at a Redemption Price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date.

5. At September 28, 2001, a total of 4,223,801 shares of common share were reserved for issuance under various stock option plans; of this total, 564,680 were not under option.

6. Basic per share data has been computed based on the weighted average number of shares of common shares outstanding. Diluted per share data has been computed based on the basic plus the dilution of share options. The shares relating to the convertible notes offering were not included in the computation due to their antidilutive effect. In 1999, the Company adopted The Directors Deferred Compensation and Share Award Plan (the "Plan"). Under the Plan, each non-management director is credited annually with share units of the Company's common shares. In addition, each non-management director may elect to defer receipt of compensation for services rendered as a director, which deferred amount is credited to his or her account in the form of share units. The Company makes a supplemental contribution equal to 15% of the deferred amount. For the nine months ended September 28, 2001, 29,113 share units were credited in participants' accounts. As of September 28, 2001, 117,387 share units were credited in participants' accounts and are included in the calculation of basic earnings per share.

7. Interest income, included in other income, and cost, included in other deductions, for the following periods are:


                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                   SEPTEMBER 28,   SEPTEMBER 29,      SEPTEMBER 28,   SEPTEMBER 29,
                      2001            2000              2001             2000
                      ----            ----              ----             ----

Interest Income     $   2,040        $  3,811       $     8,312        $  9,586
                    =========        ========       ===========        ========
Interest Cost       $  22,860        $ 22,103       $    63,312        $ 64,007
                    =========        ========       ===========        ========

         Included in the interest cost is interest capitalized on self-constructed assets, for the three and nine months ended September 28, 2001 of $202 and $517, respectively, compared to the $1,511 and $4,494 for the same periods in 2000. Included in interest cost are dividends on Preferred Trust Securities which for the three and nine months ended September 28, 2001 and September 29, 2000, amounted to $3,937 and $11,812, respectively.

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

         The Company operates on a worldwide basis. The Company's activities expose it to risks related to the effect of changes in the foreign-currency exchange rates. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows that may arise from volatility in currency exchange rates. These items have been designated as cash flow hedges. The Company does not engage in currency speculation. The Company's forward exchange contracts do not subject the Company to significant risk from exchange rate movement because gains and losses on such contracts offset losses and gains, respectively, in the transactions being hedged. The Company is exposed to credit loss in the event of non-performance by the counter-parties. All of these counter-parties are significant financial institutions that are primarily rated A or better by Standard & Poor's or A2 or better by Moody's. The amount of unrealized gains owed to the Company by counter-parties at September 28, 2001 is $16,710 and is included in Contracts in process and inventories. The amount of unrealized losses owed by the Company to the counter-parties at September 28, 2001 is $9,024 and is included in Estimated costs to complete long-term contracts. A $4,996 net of tax gain was recorded in Other comprehensive income as of September 28, 2001.

         The Company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The Company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. Changes in the fair value of these derivatives are recorded in other comprehensive income until earnings are affected by the recognition of the foreign exchange gains and losses associated with the hedged forecasted transaction. Such amounts, if they occur, will be included in operating revenues or cost of operating revenues. Any hedge amount by which the changes in fair value of the derivative exceed the recognition of the foreign exchange gains and losses associated with the hedged forecasted transactions, is recorded in current period earnings as other income or other deductions. There were no amounts excluded from the assessment of hedge effectiveness and there was no hedge ineffectiveness for the nine months ended September 28, 2001. No amounts were reclassified to earnings during the first nine months in connection with forecasted transactions that are no longer considered probable of occurring.

         The Company recorded a $6,300 net of tax cumulative-effect adjustment in comprehensive income relating to fair value of hedging instruments as of December 30, 2000 (the first day of the new fiscal year). As of September 28, 2001, $8,194 of deferred net gains on derivative instruments accumulated in other comprehensive income are expected to be reclassified as earnings during the next twelve months based upon the realization of the forecasted cash flows of the transactions. As of December 29, 2000, $5,045 of deferred net gains on derivative instruments accumulated in other comprehensive income was expected to be reclassified as earnings during the next twelve months based upon the recognition of the foreign exchange gains and losses associated with the hedged forecasted transactions. The maximum term over which the Company is hedging exposure to the variability of cash flows is thirty-three months.

         A reconciliation of current period changes, net of applicable income taxes, in accumulated other comprehensive income relating to derivatives qualifying as cash flow hedges are as follows:

                                                       3 Months Ending        9 Months Ending
                                                      September 28, 2001    September 28, 2001

        Beginning balance                                  $  (4,485)                    -

        Transition adjustment as of
             December 30, 2000......................               -                 6,300

        Current Period increases/(declines) in
             fair value.............................           5,866                (2,964)

        Reclassification to earnings................           3,615                 1,660
                                                           ---------            ----------

        Balance at September 28, 2001...............       $   4,996             $   4,996
                                                           =========             =========


9. In the third quarter 1998, a subsidiary of the Company entered into a three-year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. On September 25, 2001, the agreement was amended to extend it to September 20, 2002. The agreement contains certain covenants and provides for various events of termination. At September 28, 2001 and December 29, 2000, $50,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade balance in the Condensed Consolidated Balance Sheet.

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


         In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of the adoption of this new statement.


         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses the accounting for long-lived assets to be disposed of by sale and resolves significant implementation issues relating to SFAS No. 121, "Accounting for the Impairment of

         Long-Lived Assets and for Long-Lived Assets to be Disposed of". The provisions of this statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001, and interim period within those fiscal years. The Company is currently assessing the impact of the adoption of this new statement.

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


         Subsidiaries of the Company, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Company's subsidiaries during the 1970s and prior. As of September 28, 2001, there were approximately 118,400 claims pending. During the third quarter of 2001, approximately 20,700 new claims have been filed and approximately 5,700 were either settled or dismissed without payment. The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or is expected to be reimbursed from insurance coverage was $17,700 in the third quarter of 2001.


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

         In 1996, subsidiaries of the Company completed the construction of a recycling and waste-to-energy project located in the Village of Robbins, Illinois (the "Robbins Facility"). By virtue of the Robbins Facility qualifying under the Illinois Retail Rate Law as a qualified solid waste-to-energy facility, it was to receive electricity revenues projected to be substantially higher than the utility's "avoided cost". Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on utility gross receipts and invested capital. The State of Illinois (the "State") was to be reimbursed by the Robbins Facility for the tax credit beginning after the 20th year following the initial sale of electricity to the utility. The State repealed the Retail Rate Law insofar as it applied to the Robbins Facility. In October 1999, a subsidiary of the Company reached an agreement with the holders of bonds previously issued by the Village of Robbins to finance the construction of the Robbins Facility. Under the Robbins Agreement, $320,000 aggregate principal amount of existing bonds were exchanged for $273,000 aggregate principal amount of new bonds on February 3, 2000, $113,000 of which will be funded by payments from the subsidiary and the balance of which will be non-recourse to the subsidiary. In addition, pursuant to the Robbins agreement the subsidiary would exit from our operating role in respect of the Robbins facility, while continuing to contest the repeal of the Retail Rate law through litigation.


         On December 1, 1999, three special purpose subsidiaries of the Company commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code in order to effectuate the terms of the Robbins Agreement. On January 21, 2000, the subsidiaries' plan of reorganization was confirmed, and the plan was consummated on February 3, 2000.


         On August 8, 2000, the three subsidiaries of the Company initiated the final phase of their exit from the Robbins Facility. As part of the Robbins Agreement, the subsidiaries had agreed to operate the Robbins Facility for the benefit of the bondholders for no more than 2 years or earlier if a buyer could be found for the plant, subject to being reimbursed for all costs of operation. Such reimbursement did not occur and, therefore, under the Robbins Agreement, the subsidiaries on October 10, 2000, completed the final phase of their exit from the project. The Company had been administering the project companies through a Delaware business trust, which owns the project on behalf of the bondholders. As a result of its exit from the project, the Company is no longer administering the project companies. A subsidiary of the Company has reached an agreement in principle with the debtor project companies and the requisite holders of the bonds, which would favorably resolve issues related to the exit from the project.


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

         Several of the Company's former subsidiaries associated with the Robbins Facility received a Complaint for Injunction and Civil Penalties from the State of Illinois, dated April 28, 1998 (amended in July 1998) alleging primarily state air violations at the Robbins Facility (PEOPLE OF THE STATE OF ILLINOIS V. FOSTER WHEELER ROBBINS, INC., filed in Circuit Court of Cook County, Illinois, County Department, Chancery Division). The United States Environmental Protection Agency commenced a related enforcement action at approximately the same time. (EPA-5-98-IL-12 and EPA-5-98-IL-13). Although the complaint seeks substantial civil penalties for numerous violations of up to $50.0 for each violation, with an additional penalty of $10.0 for each day of each violation, the maximum allowed under the statute, and an injunction against continuing violations, the relevant subsidiaries have reached an agreement in principle with the state on a Consent Decree that will resolve all violations. The subsidiaries' liability, if any, is not expected to be material.

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

13. Changes in equity for the nine months ended September 28, 2001 were as follows:



                                                                                     ACCUMULATED
                                                                                       OTHER                              TOTAL
                                      COMMON SHARES        PAID-IN      RETAINED   COMPREHENSIVE    TREASURY SHARES   SHAREHOLDER'S
                                  SHARES       AMOUNT      CAPITAL      EARNINGS        LOSS       SHARES       AMOUNT    EQUITY
                                  ------       ------      -------      --------        ----       ------      ------     ------

Balance December 29, 2000         40,747,668   $ 40,748   $ 200,963    $241,250    $ (118,707)    (24,616)      $ (165)   $364,089

Net earnings                                                             10,136                                             10,136

Dividends paid - common                                                  (4,888)                                            (4,888)
Purchase of treasury share                                                                         (3,000)         (37)        (37)
Foreign currency translation
    adjustment                                                                         (8,273)                              (8,273)

Cumulative effect on prior
   years (to December 29,
   2000) of change in
   accounting principle for
   derivatives                                                                           6,300                               6,300

Current period declines in
   fair value                                                                           (2,964)                             (2,964)

Reclassification to earnings                                                             1,660                               1,660
Share option exercise price
   and par value                      66,000           66         561                                                          627

Shares issued under incentive
    plan and other plans                                            6                               3,008          20           26

Bermuda reorganization               (42,108)         (42)       (140)        -             -      24,608         182            -
                                  ----------   ----------  ----------    ---------    ----------- ---------     -------      -------

Balance September 28, 2001        40,771,560   $   40,772  $  201,390    $ 246,498    $ (121,984)        0      $    0   $ 366,676
                                  ==========   ==========  ==========    =========    =========== =========     =======   ========


14. Major Business Groups


                                                                           NINE MONTHS ENDED
                                                            SEPTEMBER 28, 2001           SEPTEMBER 29, 2000
                                                            ------------------           ------------------

ENGINEERING AND CONSTRUCTION
       Revenues                                                 $ 1,541,249               $ 2,201,450
       Gross earnings from operations                               121,754                   143,247
       Interest expense                                               1,444                     4,550
       Earnings before income taxes                                  43,068                    63,450

ENERGY EQUIPMENT
       Revenues                                                $    886,480              $    759,969
       Gross earnings from operations                               105,170                    99,462
       Interest expense                                              18,701                    25,710
       Earnings before income taxes                                  37,213                    31,076

CORPORATE AND FINANCIAL SERVICES(1)
       Revenues                                               $     (70,159)              $   (80,824)
       Gross earnings from operations                                   844                     1,401
       Interest expense(2)                                           42,649                    29,253
       Loss before income taxes                                     (63,829)                  (54,602)

TOTAL
       Revenues                                                 $ 2,357,570               $ 2,880,595
       Gross earnings from operations                               227,768                   244,110
       Interest expense (2)                                          62,794                    59,513
       Earnings before income taxes                                  16,452                    39,924
       Provision for income taxes                                     6,316                    12,760
                                                             --------------             -------------

       Net earnings                                         $        10,136              $     27,164
                                                            ================             ============


(1)    Includes intersegment eliminations.
(2)    Includes dividends on Preferred Trust Securities.

Major Business Groups

                                                                            THREE MONTHS ENDED
                                                             SEPTEMBER 28, 2001           SEPTEMBER 29, 2000
                                                             ------------------           ------------------

ENGINEERING AND CONSTRUCTION
       Revenues                                                    $ 531,958            $      792,419
       Gross earnings from operations                                 30,880                    47,005
       Interest expense                                                   30                     1,209
       Earnings before income taxes                                    3,954                    17,984

ENERGY EQUIPMENT
       Revenues                                                    $ 334,445            $      276,429
       Gross earnings from operations                                 37,405                    34,415
       Interest expense                                                6,621                     8,942
       Earnings before income taxes                                   19,431                    12,478

CORPORATE AND FINANCIAL SERVICES(1)
       Revenues                                                    $ (47,251)            $     (47,292)
       Gross earnings from operations                                    104                       356
       Interest expense(2)                                            16,006                    10,441
       Loss before income taxes                                      (23,011)                  (16,789)

TOTAL
       Revenues                                                    $ 819,152               $ 1,021,556
       Gross earnings from operations                                 68,389                    81,776
       Interest expense (2)                                           22,657                    20,592
       Earnings before income taxes                                      374                    13,673
       Provision for income taxes                                       (868)                    3,528
                                                                 ------------             ------------

       Net earnings                                               $    1,242              $     10,145
                                                                  ===========             ============


(1)    Includes intersegment eliminations.
(2)    Includes dividends on Preferred Trust Securities.

15.      Consolidating Financial Information

         The following represents summarized consolidating financial information as of September 28, 2001 and December 29, 2000, with respect to the financial position, and for the nine months ended September 28, 2001, and September 29, 2000 for results of operations and cash flows of the Company and its wholly-owned and majority-owned subsidiaries. As a result of the reorganization described in Note 10, on May 25, 2001 Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the Company's 6 3/4% notes due November 15, 2005 (the "Notes"). Foster Wheeler USA Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Energy International, Inc., Foster Wheeler International Holdings, Inc., Foster Wheeler Ltd., Foreign Holdings Ltd., and Foster Wheeler Inc. issued guarantees in favor of the holders of the Notes or otherwise assumed the obligations under the indenture governing the Notes. Each of the guarantees is full and unconditional and joint and several. In May and June 2001, the Company issued 6.5% Convertible Subordinated Notes (Convertible Notes) due in 2007, more fully described in Note 3. The Convertible Notes are fully and unconditionally guaranteed by Foster Wheeler LLC. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors, because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Company.

         The comparative statements for December 29, 2000, with respect to the financial position, and the results of operations and cash flows for the nine months ended September 29, 2000 reflect the financial information of the Company prior to the reorganization that occurred on May 25, 2001. It is management's belief that due to the nature of the reorganization, a restatement of the prior financial statements would not be meaningful.



                               FOSTER WHEELER LTD.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                            (In Thousands of Dollars)
                               September 28, 2001

                   ASSETS                FOSTER WHEELER  FOSTER WHEELER  GUARANTOR
                   ------                    LTD.             LLC     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                             ----             ---     ------------  ------------  ------------
Current assets ...........................   $   --     $  129,218   $1,697,012   $  (131,790)   $1,694,440
Investment in subsidiaries ...............    369,208      532,976         --        (902,184)         --
Land, buildings & equipment (net) ........       --           --        468,168          --         468,168
Notes and accounts receivable - long-term        --        408,959       72,944      (408,959)       72,944
Intangible assets (net) ..................       --           --        277,720          --         277,720
Other non-current assets .................       --         15,975      983,218          --         999,193
                                             --------   ----------   ----------   -----------    ----------

TOTAL ASSETS .............................   $369,208   $1,087,128   $3,499,062   $(1,442,933)   $3,512,465
                                             ========   ==========   ==========   ===========    ==========
     LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities ......................   $  2,532   $   11,699   $1,379,955   $  (131,790)   $1,262,396
Long-term debt ...........................       --        292,700      272,091          --         564,791
Other non-current liabilities ............       --           --      1,232,221      (408,959)      823,262
Subordinated Robbins obligations .........       --           --        110,340          --         110,340
Convertible subordinated notes ...........       --        210,000         --            --         210,000
Preferred trust securities ...............       --        175,000         --            --         175,000
                                             --------   ----------   -----------   -----------   ----------

TOTAL LIABILITIES ........................      2,532      689,399    2,994,607      (540,749)    3,145,789
TOTAL SHAREHOLDERS' EQUITY ...............    366,676      397,729      504,455      (902,184)      366,676
                                             --------   ----------   ----------   -----------    ----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY ..................   $369,208   $1,087,128   $3,499,062   $(1,442,933)   $3,512,465
                                             ========   ==========   ==========   ===========    ==========




                           FOSTER WHEELER CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                            (In Thousands of Dollars)

                                December 29, 2000

                                                          GUARANTOR    NON-GUARANTOR
                     ASSETS                       FWC    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                     ------                       ---    ------------  ------------  ------------  ------------

Current assets............................   $  391,560   $497,486   $ 1,571,314    $  (837,384)   $1,622,976
Investment in subsidiaries ...............      918,582    317,663       139,008     (1,375,253)         --
Land, buildings & equipment (net) ........       46,621     26,455       428,080         (6,122)      495,034
Notes and accounts receivable - long-term        48,203      5,245       330,867       (308,077)       76,238
Intangible assets (net) ..................         --       85,977       202,158           --         288,135
Other non-current assets .................      754,246      5,735       193,070         42,094       995,145
                                             ----------   --------   -----------    -----------    ----------

TOTAL ASSETS .............................   $2,159,212   $938,561   $ 2,864,497    $(2,484,742)   $3,477,528
                                             ==========   ========   ===========    ===========    ==========

       LIABILITIES & STOCKHOLDERS' EQUITY
       ----------------------------------

Current liabilities ......................   $  543,360   $470,835   $ 1,277,792    $  (837,384)   $1,454,603
Long-term debt ...........................      309,190       --         389,173       (137,058)      561,305
Other non-current liabilities ............      657,233      9,081       263,435       (117,558)      812,191
Subordinated Robbins Obligations .........      110,340       --            --             --         110,340
Preferred trust securities ................     175,000       --         175,000       (175,000)      175,000
                                             ----------   --------   -----------    -----------    ----------

TOTAL LIABILITIES ........................    1,795,123    479,916     2,105,400     (1,267,000)    3,113,439
TOTAL STOCKHOLDERS'
    EQUITY ...............................      364,089    458,645       759,097     (1,217,742)      364,089
                                             ----------   --------   -----------    -----------    ----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY ..................   $2,159,212   $938,561   $ 2,864,497    $(2,484,742)   $3,477,528
                                             ==========   ========   ===========    ===========    ==========




                               FOSTER WHEELER LTD.
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                            (In Thousands of Dollars)

                      Nine Months Ended September 28, 2001


                                             FOSTER WHEELER  FOSTER WHEELER   GUARANTOR
                                                   LTD.           LLC       SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   ----           ---       ------------   ------------   ------------
Operating revenues .....................                                    $ 2,318,323          --       $ 2,318,323
Other income ...........................             --         250,485          30,132      (241,370)         39,247
                                              -----------     ---------     -----------     ---------     -----------

Revenues ...............................             --         250,485       2,348,455      (241,370)      2,357,570

Cost of operating revenues .............             --            --         2,090,554          --         2,090,554
Selling, general and administrative
  expenses .............................             --           7,895         148,657          --           156,552
Other deductions and minority
  interests(*) .........................              114        42,328          64,004       (12,434)         94,012
 Equity in net earnings of subsidiaries            10,210        41,636            --         (51,846)           --
                                              -----------     ---------     -----------     ---------     -----------

Earnings before income taxes ...........           10,096       241,898          45,240      (280,782)         16,452
(Benefit)/provision for income taxes ...              (40)       (9,692)         16,048          --             6,316
                                              -----------     ---------     -----------     ---------     -----------

Net earnings ...........................           10,136       251,590          29,192      (280,782)         10,136


Other comprehensive (loss)/income:
   Foreign currency translation
      adjustment .......................           (8,273)         --            (9,757 )       9,757          (8,273)

   Net gain on derivative instruments ..             --            --             4,996          --             4,996
                                              -----------     ---------     -----------     ---------     -----------

Comprehensive earnings .................      $     1,863     $ 251,590     $    24,431     $(271,025)    $     6,859
                                              ===========     =========     ===========     =========     ===========


(*) Includes interest expense and dividends on preferred securities of $62,794.


                               FOSTER WHEELER LTD.
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                            (In Thousands of Dollars)

                      Three Months Ended September 28, 2001



                                             FOSTER WHEELER     FOSTER WHEELER        GUARANTOR
                                                    LTD.               LLC          SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                    ----               ---          ------------    ------------     ------------

 Operating revenues.......................                                           $  808,798               -      $   808,798
 Other income............................               -              9,473              9,861          (8,980)          10,354
                                               ----------        -----------          ---------       ----------     -----------
 Revenues.................................              -              9,473            818,659          (8,980)         819,152

 Cost of operating revenues..............               -                  -            740,408               -          740,408
 Selling, general and administrative
 expenses...............................                -                  -             45,511               -           45,511

 Other deductions and minority
 interests(*)............................              48             13,002             28,789          (8,980)          32,859

 Equity in net earnings of subsidiaries.            1,273             12,376                  -         (13,649)               -
                                              -----------        -----------          ---------       ----------     -----------


 Earnings before income taxes..........             1,225              8,847              3,951         (13,649)             374
 (Benefit)/provision for income taxes..               (17)            (1,408)               557               -             (868)
                                              ------------     --------------         ---------       ---------      ------------

 Net earnings..........................             1,242             10,255              3,394         (13,649)           1,242


 Other comprehensive income:
    Foreign currency translation
      adjustment..........................         14,570                  -             17,739         (17,739)          14,570
    Net gain on derivative instruments..                -                  -              9,481               -            9,481
                                               ----------         ----------         ----------       ---------       ----------

 Comprehensive earnings................        $   15,812        $    10,255        $    30,614      $  (31,388)     $    25,293
                                               ==========        ===========        ===========      ==========      ===========


(*) Includes interest expense and dividends on preferred securities of $22,657.

                           FOSTER WHEELER CORPORATION
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                            (In Thousands of Dollars)

                      Nine Months Ended September 29, 2000


                                              FOSTER
                                              WHEELER     GUARANTOR    NON-GUARANTOR
                                            CORPORATION  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                            -----------  ------------  ------------  ------------  ------------

Operating revenues ....................      $   --      $ 908,278    $ 2,202,175    $(275,088)   $ 2,835,365
Other income ..........................        16,239        1,739         66,042      (38,790)        45,230
                                             --------    ---------    -----------    ---------    -----------
Revenues ..............................        16,239      910,017      2,268,217     (313,878)     2,880,595

Cost of operating revenues ............          --        853,107      2,013,236     (275,088)     2,591,255
Selling, general and administrative
     expenses .........................        13,648       37,220        111,422         --          162,290
Other deductions and minority
    interests(*) ......................        57,886        2,604         65,426      (38,790)        87,126
Equity in net earnings of subsidiaries         62,879        7,600           --        (70,479)          --
                                             --------    ---------    -----------    ---------    -----------

Earnings before income taxes ..........         7,584       24,686         78,133      (70,479)        39,924
(Benefit)/provision for income taxes ..       (19,580)       7,000         25,340         --           12,760
                                             --------    ---------    -----------    ---------    -----------

Net earnings ..........................        27,164       17,686         52,793      (70,479)        27,164

Other comprehensive loss:
   Foreign currency translation
     adjustment .......................       (31,458)     (14,416)       (25,293)      39,709        (31,458)
                                             --------    ---------    -----------    ---------    -----------

Comprehensive (loss)/earnings .........      $ (4,294)   $   3,270    $    27,500    $ (30,770)   $    (4,294)
                                             ========    =========    ===========    =========    ===========

 (*) Includes interest expenses and dividends on preferred securities of $59,513.



                           FOSTER WHEELER CORPORATION
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                            (In Thousands of Dollars)

                      Three Months Ended September 29, 2000


                                                          FOSTER
                                                         WHEELER        GUARANTOR      NON-GUARANTOR
                                                       CORPORATION     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                       -----------     ------------    ------------     ------------   ------------

Operating revenues ................................      $   --         $ 292,338       $ 829,076       $(113,064)      $ 1,008,350
Other income ......................................         5,686             582          18,672         (11,734)           13,206
                                                         --------       ---------       ---------       ---------       -----------
Revenues ..........................................         5,686         292,920         847,748        (124,798)        1,021,556

Cost of operating revenues ........................          --           273,151         766,487        (113,064)          926,574
Selling, general and administrative
   expenses .......................................         4,135          13,188          35,926            --              53,249

Other deductions and minority
    interests(*) ..................................        18,492             705          20,597         (11,734)           28,060

Equity in net earnings of subsidiaries ............        20,355           1,985            --           (22,340)               --
                                                         --------       ---------       ---------       ----------      -----------
Earnings before income taxes ......................         3,414           7,861          24,738         (22,340)           13,673
(Benefit)/provision for income taxes ..............        (6,731)          2,431           7,828            --               3,528
                                                         --------       ---------       ---------       ---------       -----------

Net earnings ......................................        10,145           5,430          16,910         (22,340)           10,145

Other comprehensive loss:
   Foreign currency translation
     adjustment ...................................       (17,095)         (8,438)        (13,997)         22,435           (17,095)
                                                         --------       ---------       ---------       ---------       -----------

Comprehensive (loss)/earnings .....................      $ (6,950)      $  (3,008)      $   2,913       $      95       $    (6,950)
                                                         ========       =========       =========       =========       ===========



 (*) Includes interest expenses and dividends on preferred securities of $20,592.


                               FOSTER WHEELER LTD.
               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW DATA
                            (In Thousands of Dollars)

                      Nine Months Ended September 28, 2001

                                                     FOSTER WHEELER   FOSTER WHEELER    GUARANTOR
                                                         LTD.             LLC          SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                         ----             ---          ------------     ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided/ (used) by
   Operating Activities .........................       $ 2,446        $(206,413)       $  28,100        $    --          $(175,867)
                                                        -------        ---------        ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ............................          --             (2,346)         (21,466)            --            (23,812)
Proceeds from sale of properties ................          --               --             52,131             --             52,131
Decrease in investment and advances .............          --               --              9,140             --              9,140
Decrease in short-term investments ..............          --               --                544             --                544
Other ...........................................          --               --             (1,367)            --             (1,367)
                                                        -------        ---------        ---------        ---------        ---------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES .........................          --             (2,346)          38,982             --             36,636
                                                        -------        ---------        ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to Shareholders .......................        (2,446)          (2,442)            --               --             (4,888)
Decrease in short-term debt .....................          --               --            (83,135)            --            (83,135)
Proceeds from convertible bonds, net ............          --            202,912             --               --            202,912
Proceeds from long-term debt ....................          --            134,361            7,030             --            141,391
Repayment of long-term debt .....................          --           (126,662)          (9,148)            --           (135,810)
Other ...........................................          --                590             --               --                590
                                                        -------        ---------        ---------        ---------        ---------
NET CASH (USED)/ PROVIDED BY
   FINANCING ACTIVITIES .........................        (2,446)         208,759          (85,253)            --            121,060
                                                        -------        ---------        ---------        ---------        ---------
Effect of exchange rate changes on
   cash and cash equivalents ....................          --               --             (6,087)            --             (6,087)
                                                        -------        ---------        ---------        ---------        ---------
Decrease in cash and cash equivalents ...........          --               --            (24,258)            --            (24,258)
Cash and cash equivalents, beginning of
  year ..........................................          --               --            191,893             --            191,893
                                                        -------        ---------        ---------        ---------        ---------
Cash and cash equivalents, end of
  period ........................................       $  --          $    --          $ 167,635        $    --          $ 167,635
                                                        =======        =========        =========        =========        =========




                           FOSTER WHEELER CORPORATION
               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW DATA
                            (In Thousands of Dollars)

                      Nine Months Ended September 29, 2000

                                                  FOSTER WHEELER  GUARANTOR   NON-GUARANTOR
                                                   CORPORATION   SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                   -----------   ------------  --------------------------------------
NET CASH PROVIDED/(USED) BY
   OPERATING ACTIVITIES ..........................   $  1,696    $  29,157    $ (15,334)   $ (81,207)   $ (65,688)
                                                    ---------    ---------    ---------    ---------    -----------
CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures .............................                  (5,276)     (33,844)                  (39,120)
Proceeds from sale of properties .................                               22,651                    22,651
(Increase)/decrease in
investment and advances ..........................    (20,579)                  (27,448)      76,772       28,745
Decrease in short-term
   investments ...................................         70                    13,942                    14,012
Other ............................................                   1,446       (4,045)                   (2,599)
                                                    ---------    ---------    ---------    ---------    -----------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES ..........................    (20,509)      (3,830)     (28,744)      76,772       23,689
                                                     ---------    ---------    ---------    ---------    -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES
Dividends to Stockholders ........................     (7,329)                 (103,245)     103,245       (7,329)
Increase in short-term debt ......................     76,250                      (879)                   75,371
Proceeds from long-term debt .....................                               48,029                    48,029
Repayment of long-term debt ......................    (85,000)                  (10,353)                  (95,353)
Other ............................................     20,893      (27,865)     105,699      (98,810)         (83)
                                                     ---------    ---------    ---------    ---------    -----------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES ..........................      4,814      (27,865)      39,251        4,435       20,635
                                                     ---------    ---------    ---------    ---------    -----------
Effect of exchange rate
changes on cash and cash .........................                               (5,318)                   (5,318)
                                                     ---------    ---------    ---------    ---------    -----------
equivalents....
(Decrease)/increase in cash
  and cash equivalents ...........................    (13,999)      (2,538)     (10,145)                    (26,682)
Cash and cash equivalents,
  beginning of year ..............................     16,262        3,080      150,926                     170,268
                                                    ---------    ---------    ---------    ---------    -----------
Cash and cash equivalents, end of
  period .........................................   $  2,263    $     542    $ 140,781    $            $   143,586
                                                    =========    =========    =========    =========    ===========


16. The Company owns a non-controlling equity interest in three cogeneration and one waste-to-energy projects; three of which are located in Italy and one in Chile. Following is summarized financial information for the Company's equity affiliates combined, as well as the Company's interest in the affiliates.



                                                                SEPTEMBER 28, 2001    DECEMBER 29, 2000
                                                                ------------------    -----------------
                  BALANCE SHEET DATA:
                  -------------------
              Current assets ..............................            $ 83,862          $146,277
              Other assets (primarily buildings
                   and equipment) .........................             530,784           603,665
              Current liabilities .........................              27,552            48,604
              Other liabilities (primarily long-
                   term debt) .............................             465,658           529,182
                                                                       --------          --------

              Net assets ..................................            $121,436          $172,156
                                                                       ========          ========

                  INCOME STATEMENT DATA FOR NINE MONTHS:
                  --------------------------------------
                                                                SEPTEMBER 28, 2001    SEPTEMBER 29, 2000
                                                                ------------------    ------------------
              Total revenues ..............................            $152,828          $148,191
              Income before income taxes ..................              27,082            33,784
              Net earnings ................................              18,596            22,304


         As of September 28, 2001, the Company's share of the net earnings and investment in the equity affiliates totaled $10,644 and $83,715, respectively. Dividends of $8,136 were received during the first nine months of 2001. The Company has guaranteed certain performance obligations of such projects. The Company's obligations under such guarantees are approximately $2,000 per year for the four projects. The Company has provided a $10,000 debt service reserve letter of credit providing liquidity for debt service payments. No amount has been drawn under the letter of credit.

         In April 2001, the Company completed the sale of its interest in two hydrogen production plants in South America. The net proceeds from these transactions were approximately $40,000. An after tax loss of $5,000, or approximately $.12 per share, was recorded in the second quarter relating to these sales.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2001 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2000

                                CONSOLIDATED DATA


                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                   ------------------                          -----------------
                         SEPTEMBER 28, 2001    SEPTEMBER 29, 2000     SEPTEMBER 28, 2001    SEPTEMBER 29, 2000
                         ------------------    ------------------     ------------------    ------------------

Backlog                    $  6,370.2              $ 6,193.7               $ 6,370.2             $ 6,193.7
                           ==========              =========               =========             =========
New orders                 $    894.3              $ 1,049.3               $ 3,007.6             $ 3,480.2
                           ==========              =========               =========             =========
Revenues                   $    819.2              $ 1,021.6               $ 2,357.6             $ 2,880.6
                           ==========              =========               =========             =========
Net earnings               $      1.2              $    10.1               $    10.1             $    27.2
                           ==========              =========               =========             =========

The Company's consolidated backlog at September 28, 2001 totaled $6.4 billion, an increase of 3% from the third quarter of 2000, and an increase of 4% from fiscal year end 2000. As of September 28, 2001, 44%, or $2.8 billion of unfilled orders was from lump-sum work and 56%, or $3.6 billion, of unfilled orders was from cost-reimbursable work.

The elapsed time for the award of a contract to completion of performance may be up to four years. The dollar amount of backlog is not necessarily indicative of the future earnings of the Company related to the performance of such work. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which management has determined are likely to be performed. Although backlog represents only business which is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Company's control, such as changes in project schedules, the Company cannot predict with certainty the portion of backlog to be performed in a given year. Backlog is adjusted to reflect project cancellations, deferrals, sale of subsidiaries, foreign exchange fluctuations and revised project scope and cost. This adjustment for the nine months ended September 28, 2001 was a reduction of $357.3 due to scope changes, compared with a reduction of $145.8 for the nine months ended September 29, 2000. Furthermore, because of the large size and uncertain timing of projects, future trends are difficult to predict.

New orders awarded for the three and nine months ended September 28, 2001 were $894.3 and $3,007.6 respectively, compared to $1,049.3 and $3,480.2 for the same periods ended September 29, 2000. This decrease in both the three and nine month period relates to lower activity in the Engineering and Construction Group due to delays in the receipt of certain expected orders as well as a change in the mix of business with more of the contracts requiring engineering services only, resulting in a comparatively lower level of pass-through costs. Approximately 46% of new orders booked in the nine months ended September 28, 2001 were for projects awarded to the Company's subsidiaries located outside the United States. This compares to 65% for the nine month period ended September 29, 2000. Key countries and geographic areas contributing to new orders awarded for the nine months ended September 28, 2001 were the United States, Europe and Asia.

Operating revenues decreased 20% in the three months ended September 28, 2001 compared to the three months ended September 29, 2000, to $808.8 from $1,008.4. The most recent nine-month period reflects a 18% decrease in operating revenues to $2,318.3 from $2,835.4 during the first nine months of 2000. This reduction is due to lower activity in the Engineering and Construction Group caused by delays in some expected orders earlier in the year as well as lower pass-through costs on contracts.

Gross earnings, which are equal to operating revenues minus the cost of operating revenues decreased by approximately $16.4 or 7%, from $244.1 to $227.7 in the nine months ended September 28, 2001 as compared with the nine months ended September 29, 2000. However, the gross earnings percentage at September 28, 2001 was 9.8% versus 8.6% as of September 29, 2000. The reason for this increased gross margin percentage is the UK and Continental Europe operations realizing higher gross margin on reduced revenues primarily because of less flow-through cost in 2001 versus 2000. Gross earnings for the three months ended September 28, 2001 decreased by $13.5 or 16% as compared to the three months ended September 29, 2000. As a percentage, gross earnings increased to 8.5% from 8.1%. The decrease in the gross earnings for the quarter is primarily caused by poor labor performance relating to a domestic power project which resulted in a reduction of the estimated profit on the contract, and lower bookings activity in previous quarters. The reduction in flow-through costs was a factor in increasing the gross earnings percentage in the quarter.

Selling, general and administrative expenses decreased by $5.7 or 3.5% from $162.3 to $156.6 in the nine months ended September 28, 2001 as compared with the same period in 2000. These expenses decreased by $7.7 or 14.5% in the third quarter ending September 28, 2001 compared to the same period in 2000. The decrease in both the quarter and year to date amounts relate to the reduction of certain management incentive accruals, which were based on the Company's financial performance. The year to date amounts for 2001 also includes expenses of $2.7 primarily accrued for the retirement of Richard J. Swift, Chairman, President and Chief Executive of the Company, who retired on October 22, 2001.

Other income in the nine months ended September 28, 2001 decreased to $39.2 from $45.2 as compared to the nine months ended September 29, 2000. For the three month period ending September 28, 2001, other income decreased by $2.9 or 22% compared to the same period in 2000. The decrease was due primarily to a reduction in equity income of unconsolidated subsidiaries and lower interest income due to the reduction in cash and short term investments during the year.

Other deductions for the nine months ended September 28, 2001 were $6.9 higher than reported in the nine months ended September 29, 2000. The increase is due to the loss on sale of the Company's interest in two hydrogen plants in South America ($5.0); higher interest expenses due to increased borrowings ($3.3); higher pension expense ($3.4) and the 2000 amount included a provision for a legal settlement ($6.0). Other deductions for the three month period ending September 28, 2001 increased by $4.8, or 20% compared to the same period in 2000. The increase primarily relates to higher interest expense and bank fees relating to increased debt and the issuance of convertible notes, as well as higher pension expense.

Net earnings for the nine months ended September 28, 2001 were $10.1 or $.25 per share diluted compared to a net earnings of $27.2 or $.67 per share diluted for the nine months ended September 29, 2000. The net earnings for the three months ended September 28, 2001 were $1.2, or $.03 per share diluted compared to $10.1, or $.25 per share diluted for the three months ended September 29, 2000. The primary reasons for the decline in the nine months relates to the following special charges: 1) loss of $5.0 ($.12 per share) on the sale of the Company's interest in two hydrogen plants in South America; and 2) expense of $1.8 ($.04 per share) primarily relating to the retirement of the Company's Chief Executive Officer. The results for the three and nine month periods were also impacted by higher pension cost being incurred in 2001, as well as lower revenues relating to delays in booking some expected orders. In addition to revenue shortfalls, the results for the quarter were negatively impacted by poor labor performance relating to a domestic power project. The results were favorably impacted by the reduction of certain management incentive accruals which were based upon the Company's financial performance.

ENGINEERING AND CONSTRUCTION GROUP


                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                               ------------------                   -----------------
                                         SEPTEMBER 28,     SEPTEMBER 29,       SEPTEMBER 28,    SEPTEMBER 29,
                                         -------------     -------------       -------------    -------------
                                             2001              2000                2001             2000
                                             ----              ----                ----             ----

Backlog                                   $  4,507.9        $  4,600.3         $   4,507.9       $ 4,600.3
                                          ==========        ==========         ===========       =========
New orders                                $    675.5        $    741.9         $   1,887.6       $ 2,401.1
                                          ==========        ==========         ===========       =========
Operating revenues                        $    528.5        $    785.7         $   1,524.0       $ 2,177.1
                                          ==========        ==========         ===========       =========
Gross earnings from operations            $     30.9        $     47.0         $     121.8         $ 143.2
                                          ==========        ==========         ===========       =========


The Engineering and Construction Group ("E&C Group"), had a backlog of $4,507.9 at September 28, 2001, a decline of 2% from September 29, 2000 and a decline of 0.6% from December 29, 2000. Of this amount, 77% or $3,471.1, was from cost reimbursable work and the remaining 23% or $1,036.8 was from lump-sum work.

New orders booked for the nine-month period ending September 28, 2001 decreased by 21% compared with the nine-month period ended September 29, 2000. New orders for the three months ended September 28, 2001 decreased by 9% compared to the same period for 2000.

The reasons that new orders and backlog decreased from the same period for the previous year are 1) a change in the mix of contracts which require more engineering service costs and less flow-through costs, which has the effect of lowering the contract price; 2) delays in receiving certain expected orders and
3) being more selective in bidding work.

Operating revenues for the nine-month period ended September 28, 2001 decreased 30% compared to the nine-month period ended September 29, 2000. Gross earnings from operations decreased by 15% for the nine month period ended September 28, 2001 compared with the corresponding period ended September 29, 2000. However, the margin in gross earnings from operations increased from 6.6% to 8%. The primary reasons for the decrease in operating revenues and corresponding gross earnings from operations is lower new orders as described above; poor construction labor productivity relating to a domestic power plant and lower pass-through costs. The primary reasons for the increased gross earnings from operations percentage is the lower pass-through costs which has a lower gross earnings percentage associated with it, and selectivity of work being bid and awarded. For the three month period ended September 28, 2001 the operating revenues decreased by 32.7% while gross earnings decreased by 34.3% compared to the same period for 2000. As a percentage of revenues, gross earnings decreased from 6% to 5.8%. The primary reason for the decrease in revenues and corresponding gross earnings from operations is lower new orders as described above. Additionally, gross earnings from operations were negatively impacted by poor construction labor productivity relating to a domestic power plant.

ENERGY EQUIPMENT GROUP

                                                 THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                 ------------------                       -----------------
                                          SEPTEMBER 28,       SEPTEMBER 29,        SEPTEMBER 28,      SEPTEMBER 29,
                                       ------------------   ------------------   ------------------   -------------
                                              2001                2000                 2001               2000
                                              ----                ----                 ----               ----
     Backlog                              $   1,922.4          $   1,660.6         $  1,922.4         $ 1,660.6
                                          ===========          ===========         ==========          ========
     New orders                           $     225.0          $     314.5         $  1,129.7         $ 1,091.5
                                          ===========          ===========         ==========          ========
     Operating revenues                   $     328.3          $     266.1         $    863.4         $   735.2
                                          ===========          ===========         ==========          ========
     Gross earnings from operations       $      37.4          $      34.4         $    105.2         $    99.5
                                          ===========          ===========         ==========          ========


The Energy Equipment Group had a backlog of $1,922.4 at September 28, 2001, which represented a 16% increase from September 29, 2000 and an 11% increase from year end. Approximately 89% of the unfilled orders were from lump sum work with the remaining 11% representing cost-reimbursable work. New orders booked for the nine-month period ended September 28, 2001 increased by 4% from corresponding period in 2000. For the three month period ending September 28, 2001 new orders decreased by 28.5% from the same period in 2000. This increase in new orders for the nine month period and the corresponding increase in backlog was primarily due to orders for heat recovery steam generators and selective catalytic reduction units for power generating plants as well as a major order for Circulating Fluidized Bed boilers in Estonia. The decrease in new orders for the three month period primarily relates to delays in awards of anticipated orders.

Operating revenues for the nine months ended September 28, 2001 increased by 17% from the same period for 2000. Gross earnings from operations increased 6% for the nine-month period ending September 28, 2001 versus the same period ending September 29, 2000. The gross earnings from operations margin decreased from 13.5% to 12.2%. The increase in the operating revenues is the result of increased bookings in previous quarters. The decrease in the gross margin percentage is partially due to the product mix and labor productivity levels in the United States versus the prior year. The operating revenues for the three months ended September 28, 2001 increased by 23% from the corresponding period in 2000, and the gross earnings from operations increased by 8.7%. However, the margin in gross earnings from operation decreased from 12.9% to 11.4%. This decrease is partially due to the product mix and labor productivity levels in the United States versus the prior year.

FINANCIAL CONDITION

Shareholders' equity for the nine months ended September 28, 2001 increased by $2.6 due primarily to net earnings of $10.1 and unrealized gains on derivative instruments of $5.0 offset by changes in foreign currency translation adjustment of $8.3 and dividends paid of $4.9.

During the nine months ended September 28, 2001, long-term investments in land, buildings and equipment were $23.8 as compared with $39.1 for the comparable period in 2000, which reflects a lower investment in long-term assets.

Corporate and other debt, special purpose project debt, convertible subordinated notes and bank loans net of cash and short-term investments increased by $156.5 since December 29, 2000, as a result of a slow payment by certain customers, unfavorable terms on certain contracts, increased utilization of working capital and favorable settlement of a third party contract which required payment of cash.

The corporate and other debts, including the revolving credit agreements, are as follows:



                                                                  SEPTEMBER 28,     DECEMBER 29,
                                                                  --------------    ------------
                                                                       2001              2000
                                                                       ----              ----
  Corporate and other debt consisted of the following:

      Bank Loans                                                   $   19.6           $  103.5
      Revolving Credit Agreement (average interest
         Rate 4.97%).........................................          92.7               85.0
      6.75% Notes due November 15, 2005......................         200.0              200.0
      6.5% Convertible subordinated notes due 2007...........         210.0                  -
      Other..................................................          28.0               21.2
                                                                   --------           --------
  Total Debt and Bank Loans..................................         550.3              409.7

  Less, Current portion......................................          20.0              103.7
                                                                   ---------          ---------

  Long-Term Portion of Debt..................................      $  530.3           $  306.0
                                                                   ========           ========

In the third quarter of 1998, a subsidiary of the Company entered into a three-year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. On September 25, 2001, the agreement was amended to extend it to September 20, 2002. The agreement contains certain covenants and provides for various events of termination. At September 28, 2001 and December 29, 2000, $50.0 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade in the Consolidated Balance Sheet.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $167.6 at September 28, 2001, a decrease of $24.3 from fiscal year end 2000. Short-term investments decreased by $0.5 to $1.3 during this period. During the first half of fiscal 2001, the Company paid $4.9 in dividends to shareholders. The Company suspended payment of the dividend on common shares in the third quarter of 2001. Cash used by operating activities for working capital needs amounted to $175.9 of which $146.7 was utilized by the Engineering and Construction Group, $29.1 was utilized by the Corporate and Financial Services Group and $0.1 was utilized by the Energy Equipment Group. The Company's working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of the Company's contracts. Working capital needs have increased during the past several years because of the need to give customers more favorable payment terms under contracts to compete successfully for certain projects. Those requests generally include lower advance payments and less favorable payment schedules. In the future, the working capital needs will increase as unfilled orders continue to grow. It is expected that these less favorable payment terms, together with customer delays in payment and the growth in business, will continue to put pressure on the short-term borrowing needs of the Company.

Management of the Company believes that cash and cash equivalents of $167.6 and short-term investments of $1.3, when combined with cash flows from operations and amounts available under its Revolving Credit Agreement will be adequate to meet its working capital and liquidity needs for the next year. However, no assurance can be given that existing and anticipated cash sources will be sufficient to meet the company's liquidity requirements or that additional sources of cash will not be required.

During the fourth quarter of 1995, the Company filed a Registration Statement on Form S-3 relating to $500.0 of debt, equity, and other securities, of which $350.0 has been issued as of September 28, 2001.

In May and June 2001, the Company issued convertible subordinated notes having an aggregate principal amount of $210.0. The notes are due in 2007 and bear interest at 6.5% per annum, payable semi-annually on June 1 and December 1 of each year. The notes may be converted into common shares at an initial conversion rate of 62.3131 common shares per $1,000 principal amount or $16.05 per common share, subject to adjustment under certain circumstances. The net proceeds of approximately $202.9 were used to repay advances outstanding under the Revolving Credit Agreement. Debt issuance costs are a component of interest expense over the term of the notes.

The Company's liquidity has been negatively impacted by a number of claims relating to projects that have been affected by substantial scope of work changes and other adverse factors. The net exposure associated with these claims, which have accumulated over a period of time, approximate $170.0 at September 28, 2001. While the future collections of these claims will increase cash inflows, the timing of collection of such claims is subject to uncertainty of recoverability as described in Note 2 to the financial statements.

In April 2001, the Company completed the sale of its interest in two hydrogen production plants in South America. The net proceeds from these transactions was approximately $40.0. An after tax loss of $5.0, or approximately $.12 per share, was recorded in the second quarter relating to these sales.

As previously disclosed, the Company has reviewed various methods of monetizing selected Power System facilities. At the present time, the Company is in negotiations for the sale of certain of these facilities, at least one of which could be finalized by year end. If any of these transactions are successfully completed, the monetization of the assets, while reducing net debt, could result in amounts being realized that could be materially lower than the balances in the financial statements. The Company concluded that if the facilities are not sold, it will continue to operate the facilities in the normal course of business unless it can obtain an acceptable price. The Company has reviewed all these facilities for impairment on an undiscounted cash flow basis and determined that no adjustment to the carrying amount is required. At September 28, 2001, the aggregate carrying amount, net of debt, was approximately $130.0.

CORPORATE REORGANIZATION

On November 28, 2000, the Company's board of directors approved a reorganization that effectively resulted in the Company becoming a Bermuda Company. On April 23, 2001, the Company's shareholders approved the reorganization. The Company believes that a significant portion of its business is, and will be, generated from non-U.S. markets. This reorganization provides financial and other business advantages that were not available under the previous corporate structure. By aligning the structure with the business operations, the structure should promote operational efficiencies, including improvements in global cash management. The reorganization should provide a more favorable corporate and regulatory structure for expansion of current and future business opportunities. The reorganization may also facilitate the Company's access to financing sources outside of the United States and broaden the investor base by making shares more attractive to non-U.S. investors. In addition, the reorganization should provide greater flexibility over the long-term in seeking to improve the worldwide effective tax rate. The reorganization became effective on May 25, 2001.

Pursuant to the plan of reorganization, Foster Wheeler Corporation shareholders received the equivalent number of shares in the newly formed company, Foster Wheeler Ltd., organized in Bermuda. The shares are listed on the New York Share Exchange under "FWC", the same symbol under which Foster Wheeler Corporation's common stock was previously listed.

OTHER MATTERS

On April 2, 2001, the Company announced the retirement by the end of the year of Richard J. Swift, its Chairman, President and Chief Executive Officer. Mr. Swift retired on October 22, 2001. As a result of this retirement, the Company incurred an after tax charge of approximately $1.8, or $.04 per share, which was recorded in the second quarter.

The ultimate legal and financial liability in respect to all claims, lawsuits and proceedings cannot be estimated with certainty, including the liability with respect to asbestos litigation and project-related claims. Significant increases in the number of asbestos claims, the costs to resolve those claims or uncertainties in the ability of subsidiaries of the Company to continue to recover from the insurance carriers any part of our expenses relating to the defense of such claims, could have a material adverse effect on the business, results of operations and financial condition. In addition, if the amounts recovered are less than the assets reflected on the balance sheet with respect to project claims against project owners for amounts in excess of, or not included in, the contract price or with respect to claims against the Company by customers alleging deficiencies in either equipment or construction, there will be a negative impact on the earnings and financial condition.

As additional information concerning the estimates becomes known, the Company reassesses its position both with respect to contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change relate to legal matters, which are subject to change as events evolve and as additional information becomes available during the administration and litigation process.

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

Interest Rate Risk - The Company is exposed to changes in interest rates primarily as a result of its borrowings under its Revolving Credit Agreement`s and its variable rate project debt. If market rates average 1% more in 2001 than in 2000, the Company's interest expenses for the next twelve months would increase, and income before tax would decrease by approximately $2.2. This amount has been determined by considering the impact of the hypothetical interest rates on the Company's variable-rate balances as of September 28, 2001. In the event of a significant change in interest rates, management may take action to further mitigate its exposure to change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Foreign Currency Risk - The Company has significant overseas operations. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country domicile of the affiliate. This results in a mitigation of the potential impact on earnings in the functional currency as a result of changes in foreign exchange rates. In addition, in order to further mitigate risks associated with foreign currency fluctuations, the affiliates of the Company enter into foreign currency contracts to hedge the exposed contract value back to their functional currency. As of September 28, 2001, the Company had approximately $266.8 of foreign exchange contracts outstanding. These contracts mature between 2001 and 2004. These contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currency or other currencies for which they have payment obligations to third parties. The Company does not enter into foreign currency contracts for speculative purposes.

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

SAFE HARBOR STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements that are based on management's assumptions, expectations and projections about the various industries within which the Company operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Company cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements:

   - changes in the rate of economic growth in the United States and other major international economies,

   - changes in investment by the power, oil & gas, pharmaceutical, chemical/petrochemical and environmental industries,

   -  changes in regulatory environment,

   -  changes in project schedules,

   -  changes in trade, monetary and fiscal policies worldwide,

   -  currency fluctuations,

   - terrorist attacks on facilities either owned or where equipment or services are or may be provided,

   - outcomes of pending and future litigation, including litigation regarding the Company's liability for damages and insurance coverage for asbestos exposure,

   -  protection and validity of patents and other intellectual property rights,

   -  increasing competition by foreign and domestic companies,

   -  monetization of certain Power System facilities and

   -  recoverability of claims against customers.

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


Subsidiaries of the Company, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiff's claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Company's subsidiaries during the 1970's and prior. As of September 28, 2001, there were approximately 118,400 claims pending. During the third quarter of 2001, approximately 20,700 new claims have been filed and approximately 5,700 were either settled or dismissed without payment. The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or is expected to be reimbursed from insurance coverage, was $17.7 million in the third quarter.


See Note 12 in PART I and quarterly reports on Form 10-Q and annual reports on Form 10-K previously filed with the Securities and Exchange Commission for details relating to material legal proceedings involving the Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A)                    EXHIBITS


EXHIBIT               EXHIBITS
-------               --------
NO.
---
3.2                   Bye-Laws of Foster Wheeler Ltd., as corrected.

10.1 Employment Agreement of Raymond Milchovich, Chairman, President and Chief Executive Officer of Foster Wheeler Ltd. dated October 22, 2001.

10.2 First Amendment to Receivables Purchase Agreement dated September 25, 2001, among Foster Wheeler Funding Corporation, Foster Wheeler Capital & Finance Corporation, Market Street Funding Corporation and PNC Bank, National Association.

B)                    REPORTS ON FORM 8-K

August 1, 2001        Foster Wheeler Ltd. announced its 2001 second
                      quarter and first half financial results.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FOSTER WHEELER LTD.
                                      -------------------
                                          (Registrant)



Date:  NOVEMBER 13, 2001              /S/ RAYMOND J. MILCHOVICH
      ---------------------           --------------------------
                                      Raymond J. Milchovich
                                      Chairman, President and
                                      Chief Executive Officer




Date:  NOVEMBER 13, 2001              /S/ GILLES A. RENAUD
      ---------------------           ----------------------
                                      Gilles A. Renaud
                                      Senior Vice President and
                                      Chief Financial Officer



                                  EXHIBIT 12-1

                               FOSTER WHEELER LTD.

                STATEMENT OF COMPUTATION OF CONSOLIDATED RATIO OF
              EARNINGS TO FIXED CHARGES AND COMBINED FIXED CHARGES
                                    ($000'S)
                                    UNAUDITED

                                                                                    9 months
                                                                                      2001
                                                                                      ----
EARNINGS:

Net earnings                                                                    $      10,136
Taxes on income                                                                         6,316
Total fixed charges                                                                    72,737
Capitalized interest                                                                     (517)
Capitalized interest amortized                                                          1,817
Equity earnings of non-consolidated associated companies accounted for by
   the equity method, net of dividends                                                 (2,508)
                                                                                -------------

                                                                                $      87,981
                                                                                =============
FIXED CHARGES:
Interest expense (includes dividend on preferred security of $11,812)           $      62,794
Capitalized interest                                                                      517
Imputed Interest on non-capitalized lease payment                                       9,426
                                                                                -------------
                                                                                $      72,737

Ratio of Earnings to Fixed Charges                                                       1.21
                                                                                ==============

Note: There were no preferred shares outstanding during the period indicated and, therefore, the consolidated ratio of earnings to fixed charges and combined fixed charges and preferred share dividend requirements would have been the same as the consolidated ratio of earnings to fixed charges and combined fixed charges for the period indicated.