Form 10-K
period 2001-12-31
FOSTER WHEELER LTD
filed 2002-04-12
CIK 1130385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 28, 2001

                                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from            to
                                           ----------    ----------

Commission file number 1-286-2

                               FOSTER WHEELER LTD.
             (Exact Name of Registrant as Specified in its Charter)

              BERMUDA                                          22-3802649
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

PERRYVILLE CORPORATE PARK, CLINTON, NEW JERSEY                 08809-4000
(Address of Principal Executive Offices)                       (Zip Code)

                                 (908) 730-4000
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                (Name of Each Exchange on which
    (Title of Each Class)                                 Registered)
     FOSTER WHEELER LTD.                            NEW YORK STOCK EXCHANGE
COMMON STOCK, $1.00 PAR VALUE

   FW PREFERRED CAPITAL TRUST I                     NEW YORK STOCK EXCHANGE
9.00% PREFERRED SECURITIES, SERIES I          (GUARANTEED BY FOSTER WHEELER LLC)

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                     ------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 X Yes       No
---       ---
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 25, 2002, 40,771,560 shares of the Registrant's Common Shares, were issued and outstanding, and the aggregate market value of such shares held by nonaffiliates of the Registrant on such date was approximately $125,576,405 (based on the last price on that date of $3.08 per share).

      List hereunder the following documents if incorporated by reference, and the Part of the Form 10-K into which the document is incorporated:

                       DOCUMENTS INCORPORATED BY REFERENCE
      Following is a list of documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

      (1) Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2002 are incorporated by reference in Part III of this report.

                               FOSTER WHEELER LTD.

                          2001 Form 10-K Annual Report

                                Table of Contents



                         PART I
     ITEM                                                                  PAGE

       1.  Business                                                           2
       2.  Properties                                                        12
       3.  Legal Proceedings                                                 15
       4.  Submission of Matters to a Vote of Security Holders               17
           Executive Officers of Registrant

                         PART II

       5.  Market for Registrant's Common Equity and Related
            Shareholder Matters                                              18
       6.  Selected Financial Data                                           19
       7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             20
       7A. Quantitative and Qualitative Disclosures about Market Risk        33
       8.  Financial Statements and Supplementary Data                       34
       9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                        77

                          PART III

      10.  Directors and Executive Officers of the Registrant                77
      11.  Executive Compensation                                            77
      12.  Security Ownership of Certain Beneficial Owners and Management    77
      13.  Certain Relationships and Related Transactions                    77

                          PART IV

      14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K  78

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report. See Item 7. "Managements Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement" for further information.

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS:

Foster Wheeler Ltd. was incorporated under the laws of Bermuda in 2001. Effective May 25, 2001, Foster Wheeler Corporation, which was originally incorporated under the laws of the State of New York in 1900, underwent a reorganization pursuant to which shareholders received one share of Foster Wheeler Ltd. for each share of Foster Wheeler Corporation they owned. Foster Wheeler Ltd. is essentially a holding company which owns the stock of various subsidiary companies. Except as the context otherwise requires, the terms "Foster Wheeler" or the "Company", as used herein, include Foster Wheeler Ltd. and its subsidiaries.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:

See Note 22 to Financial Statements in this Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS:
(THOUSANDS OF DOLLARS)

The business of the Company falls within two business groups. The ENGINEERING AND CONSTRUCTION GROUP (the "E&C Group") designs, engineers and constructs petroleum, chemical, petrochemical and alternative-fuels facilities and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment, water treatment facilities and process plants for the production of fine chemicals, pharmaceuticals, dyestuffs, fragrances, flavors, food additives and vitamins. The E&C Group also provides a broad range of environmental remediation services, together with related technical, design and regulatory services. The ENERGY EQUIPMENT GROUP (the "EE Group") designs, manufactures and erects steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and other municipal solid waste, waste wood and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOx burners. Site services related to these products encompass plant erection, maintenance engineering, plant upgrading and life extension and plant repowering. The EE Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, the EE Group builds, owns and operates cogeneration, independent power production and resource recovery facilities, as well as facilities for the process and petrochemical industries. It generates revenues from construction and operating activities pursuant to long-term sale of project outputs (i.e., electricity and steam contracts), operating and maintenance agreements and from returns on its equity positions. This Group refinances its investment in selected projects from time to time when such refinancing will result in risk mitigation, a lower effective financing cost or a potential increased return on investment.

Foster Wheeler markets its services and products through a staff of sales and marketing personnel and through a network of sales representatives. The Company's businesses are not seasonal nor are they dependent on a limited group of customers. No single customer accounted for 10 percent or more of Foster Wheeler's consolidated revenues in fiscal 2001, 2000 or 1999.

The materials used in Foster Wheeler's manufacturing and construction operations are obtained from both domestic and foreign sources. Materials, which consist mainly of steel products and manufactured items, are heavily dependent on foreign sources, particularly for overseas projects. Generally, lead-time for delivery of materials does not constitute a problem.

On March 5, 2002, President Bush signed the Steel Products Proclamation which imposes tariffs on certain imported steel and steel products, effective March 20, 2002. Management does not believe there will be a significant impact to the Company, but a final determination cannot be made until the new tariffs are implemented.

Foster Wheeler owns and licenses patents, trademarks and know-how, which are used in each of its industry groups. Such patents and trademarks are of varying durations. Neither business group is materially dependent upon any particular or related patents or trademarks. Foster Wheeler has licensed companies throughout the world to manufacture marine and stationary steam generators and related equipment and certain of its other products. Principal licensees are located in Finland, Japan, the Netherlands, Italy, Spain, Portugal, Norway and the United Kingdom.

For the most part, Foster Wheeler's products are custom designed and manufactured and are not produced for inventory. Customers often make a down payment at the time a contract is executed and continue to make progress payments until the contract is completed and the work has been accepted as meeting contract guarantees. Generally, contracts are awarded on the basis of price, delivery schedule, performance and service.

Foster Wheeler had unfilled orders as of December 28, 2001 of $6,004,400 as compared to unfilled orders as of December 29, 2000 of $6,142,300. The elapsed time from the award of a contract to completion of performance may be up to four years. The dollar amount of unfilled orders is not necessarily indicative of the future earnings of the Company related to the performance of such work. Although unfilled orders represent only business which is considered firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of the Company's control, such as changes in project schedules, the Company cannot predict with certainty the portion of unfilled orders that will not be performed.

The unfilled orders by business group as of December 28, 2001 and December 29, 2000 are as follows:

                                                                 2001          2000
                                                                 ----          ----

Engineering and Construction Group ......................   $ 4,539,300    $ 4,534,600
Energy Equipment Group ..................................     1,493,100      1,727,400
Corporate and Financial Services (including eliminations)       (28,000)      (119,700)
                                                            -----------    -----------

                                                            $ 6,004,400    $ 6,142,300
                                                            ===========    ===========

Unfilled orders of projects at December 28, 2001 and December 29, 2000 consisted of:

                                                              2001             2000
                                                              ----             ----

Signed contracts ........................................   $ 5,867,200    $ 5,619,300
Letters of intent and contracts awarded but not finalized       137,200        523,000
                                                            -----------    -----------

                                                            $ 6,004,400    $ 6,142,300
                                                            ===========    ===========

Many companies compete in the engineering and construction segment of Foster Wheeler's business. Management of the Company estimates, based on industry publications, that Foster Wheeler is among the ten largest of the many large and small companies engaged in the design and construction of petroleum refineries and chemical plants. In the manufacture of refinery and chemical plant equipment, neither Foster Wheeler nor any other single company contributes a large percentage of the total volume of such business.

On an international basis, many companies compete in the energy equipment segment of Foster Wheeler's business. Management of the Company estimates, based on industry surveys and trade association materials, that it is among the ten largest suppliers of utility and industrial-sized steam generating and auxiliary equipment in the world and among the three largest in the United States.

Foster Wheeler is continually engaged in research and development efforts both in performance and analytical services on current projects and in development of new products and processes. During 2001, 2000 and 1999, approximately $12,300, $12,000 and $12,500, respectively, was spent on Foster Wheeler sponsored research activities. During the same periods, approximately $39,200, $27,600 and $27,100, respectively, was spent on research activities that were paid for by customers of Foster Wheeler.

Foster Wheeler and its domestic subsidiaries are subject to certain Federal, state and local environmental, occupational health and product safety laws. Foster Wheeler believes all its operations are in material compliance with such laws and does not anticipate any material capital expenditures or adverse effect on earnings or cash flows in maintaining compliance with such laws. In addition, management believes that the Company is in material compliance with similar laws and regulations in the non-U.S. countries in which it operates.

Foster Wheeler had 10,394 full-time employees on December 28, 2001. Following is a tabulation of the number of full-time employees of Foster Wheeler in each of its business groups on the dates indicated:

                                          December 28, December 29, December 31,
                                             2001         2000         1999
                                             ----         ----         ----

Engineering and Construction ............    7,216        7,007        7,160
Energy Equipment ........................    3,156        3,141        3,035
Corporate and Financial Services ........       22           22           25
                                            ------       ------       ------

                                            10,394       10,170       10,220
                                            ======       ======       ======

RISK FACTORS OF THE BUSINESS:
-----------------------------
(Thousands of Dollars)

The following discussion of risks relating to the Company's business should be read carefully in connection with evaluating the Company's business, prospects and the forward-looking statements contained in this Report on Form 10-K and oral statements made by representatives of the Company from time to time. Any of the following risks could materially adversely affect the Company's business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made. For additional information regarding forward-looking statements, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement."

The Company's business is subject to a number of risks and uncertainties, including those described below.

THE COMPANY HAS HIGH LEVELS OF DEBT.

The Company has debt under bank loans, other debt securities that have been sold to investors and subordinated Robbins Facility exit funding obligations. As of December 28, 2001, the Company's total debt amounted to $864,267, $226,056 of which was comprised of limited recourse project debt of special purpose subsidiaries. The total debt includes $210,000 of convertible subordinated notes. In addition, the Company has $175,000 of preferred trust securities outstanding.

Over the last five years, the Company has been required to allocate a greater portion of its earnings to pay interest on its debt. After paying interest on its debt, the Company has fewer funds available for working capital, capital expenditures, acquisitions and other business purposes. This could materially affect its competitiveness by limiting its ability to respond to changing market conditions, expand through acquisitions or compete effectively in its markets. Additionally, certain of its borrowings are at variable rates of interest which exposes the Company to the risk of a rise in interest rates.

THE COMPANY IS IN VIOLATION OF THE TERMS OF ITS REVOLVING CREDIT AGREEMENT.

The Company has received a series of waivers from the required lenders under its Revolving Credit Agreement of certain covenant violations under the agreement. The current waiver expires on April 30, 2002 and is subject to the satisfaction of certain ongoing conditions. The Company is in negotiations with the lenders under its Revolving Credit Agreement to replace the current Revolving Credit Agreement with a new or amended credit facility.

If a new or amended credit facility is not completed, the lenders under the Revolving Credit Agreement would have the ability to accelerate the payment of amounts borrowed under the Revolving Credit Agreement ($140,000 as of March 29, 2002) and to require the Company to cash collateralize standby letters of credit outstanding thereunder ($93,000 as of March 29, 2002).

It is unlikely that the Company would be able to repay amounts borrowed or cash collateralize standby letters of credit issued under the Revolving Credit Agreement if the banks were to elect their right to accelerate the payment dates. Failure by the Company to repay such amounts under the Revolving Credit Agreement would have a material adverse effect on the Company's financial condition and operations and result in defaults under the terms of the Company's following indebtedness: the Senior Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the subordinated Robbins Facility exit funding obligations, and certain of the special-purpose project debt which would allow such debt to be accelerated. It is unlikely that the Company would be able to repay such indebtedness.

As a result of the Company's failure to comply with the debt covenants as of December 28, 2001 and its inability to finalize amended agreements or obtain waivers for the defaults beyond April 30, 2002, the opinion of the Company's auditors on the financial statements as of December 28, 2001 notes the uncertainty of the Company's ability to continue as a going concern.

There can be no assurance that the Company will receive further extensions of the waiver from the required lenders under the Revolving Credit Agreement or that the Company will be able to enter into a new or amended credit facility.

THE WAIVER GRANTED BY THE REQUIRED LENDERS UNDER THE COMPANY'S REVOLVING CREDIT AGREEMENT IS SUBJECT TO THE SATISFACTION OF CERTAIN ONGOING CONDITIONS.

The required lenders under the Company's Revolving Credit Agreement waived certain covenant violations by the Company through April 30, 2002, subject to the Company's ongoing satisfaction of certain conditions. Failure by the Company to satisfy the conditions of the waiver would give the required lenders the right to terminate the waiver and accelerate amounts borrowed under the Revolving Credit Agreement.

The waiver from the required lenders prohibits the Company from, among other things, making payments under its $50,000 receivables sale arrangement and its $33,000 lease financing facility. It also prohibits the Company from making any additional borrowings thereunder or issuing any letters of credit unless cash collateralized. The Company has received a waiver from the required lenders under the receivables sale arrangement through April 29, 2002 and has received forbearance by the required lenders under the lease financing facility through April 30, 2002.

There can be no assurance that the Company will be able to negotiate extensions of the receivables sale arrangement waiver or the lease financing forbearance or that the Company will be able to enter into replacement facilities for either the receivables sale arrangement or the lease financing. Failure by the Company to make the payments required upon expiration of the waiver and forbearance would have a material adverse effect on the Company's financial condition and operations.

THE COMPANY MAY BE UNABLE TO GET NEW PERFORMANCE BONDS FROM ITS SURETY ON THE SAME TERMS AS IT HAS PREVIOUSLY.

It is customary in the industries in which the Company operates to provide performance bonds in favor of its customers to secure its obligations under contracts. The Company has traditionally obtained performance bonds from a surety on an unsecured basis. Due to changes in the surety market as well as declines in the Company's credit rating, the Company may be required to provide security to the surety in order to obtain new performance bonds.

If the Company is required to provide letters of credit to secure new performance bonds, its working capital needs would increase. If it is unable to provide sufficient collateral to secure the performance bonds, its surety may not issue performance bonds to support its obligations under certain contracts. The Company's ability to enter into new contracts would be materially limited if it were unable to obtain performance bonds. There can be no assurance that the Company will be able to obtain new performance bonds on either a secured or an unsecured basis.

LUMP-SUM (FIXED PRICE) CONTRACTS MAY RESULT IN SIGNIFICANT LOSSES IF COSTS ARE GREATER THAN ANTICIPATED.

Under lump-sum contracts, the Company is required to perform a variety of services including designing, engineering, procuring, manufacturing and/or constructing equipment or facilities, for a fixed amount, that is generally not adjusted to reflect the actual costs incurred by the Company to fulfill its responsibilities under the contract.

Lump-sum contracts are inherently risky because of the possibility of underestimating costs and the fact that the Company assumes substantially all of the risks associated with completing the project and the post-completion warranty obligations. The Company also assumes the project's technical risk, meaning that it must tailor its products and systems to satisfy the technical requirements of a project even though, at the time the project is awarded, the Company may not have previously produced such a product or system. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to changes in a variety of factors, including but not limited to:

      o unanticipated technical problems with the equipment being supplied or developed by the Company which may require that the Company spend its own money to remedy the problem;

      o   changes in the costs of components, materials or labor;

      o   difficulties in obtaining required governmental permits or approvals;

      o the Company announced on April 12, 2002 additional charges for the fourth quarter of 2001 which will increase the net loss for fiscal year 2001 announced on January 29, 2002 from $263,100 to $309,100.

      o   changes in local laws and regulations;

      o   changes in local labor conditions;

      o   project modifications creating unanticipated costs;

      o   delays caused by local weather conditions; and

      o   suppliers or subcontractors failure to perform.

These risks are exacerbated if the duration of the project is long-term because there is more time for, and therefore an increased risk that, the circumstances upon which the Company originally bid and developed a price will change in a manner that increases its costs. In addition, the Company sometimes bears the risk of delays caused by unexpected conditions or events. The Company's long-term, fixed price projects often make the Company subject to penalties if it cannot complete portions of the project in accordance with agreed-upon time limits. Therefore, losses can result from performing large, long-term projects on a lump-sum basis. These losses may be material and could negatively impact the Company's business and results of operations.

THE COMPANY HAS HIGH WORKING CAPITAL REQUIREMENTS WHICH HAVE A NEGATIVE IMPACT ON ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's business requires a significant amount of working capital. Among other things, use of significant amounts of working capital is required to finance the purchase of materials and performance of engineering, construction and other work on projects before payment is received from customers.

Working capital requirements may increase when the Company is required to give its customers more favorable payment terms under contracts to compete successfully for certain projects. Such terms generally include lower advance payments and payment schedules that are less favorable to the Company. In addition, working capital requirements have increased because of delays in customer payments resulting from challenges to requests for additional payments under lump-sum contracts which has resulted in the Company financing amounts required to complete projects while it is involved in lengthy arbitration or litigation proceedings to recover these amounts. All of these factors may result or have resulted in increases in the amount of contracts in process and receivables and short-term borrowings. Continued higher working capital requirements would materially harm the Company's financial condition and results of operations.

THERE MIGHT BE POSSIBLE DELAYS OR CANCELLATION OF PROJECTS INCLUDED IN BACKLOG.

The dollar amount of backlog does not necessarily indicate future earnings related to the performance of that work. Backlog refers to expected future revenues under signed contracts, contracts awarded but not finalized and letters of intent which management has determined are likely to be performed. Although backlog represents only business which is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Company's control, such as changes in project schedules, management cannot predict with certainty when or if backlog will be performed. In addition, even where a project proceeds as scheduled, it is possible that parties with which the Company has contracted may default and fail to pay amounts owed. Any delay, cancellation or payment default could materially harm the Company's cash flow position, revenues and earnings.

THE ESTIMATE OF THE NUMBER OF ASBESTOS-RELATED CLAIMS AND THE LIABILITY FOR THOSE CLAIMS IS SUBJECT TO A NUMBER OF UNCERTAINTIES.

Some of the Company's subsidiaries are named as defendants in numerous lawsuits and out-of-court informal claims pending in the United States in which the plaintiffs claim damages for personal injury arising from exposure to asbestos in connection with work performed and heat exchange devices assembled, installed and/or sold by those subsidiaries, and the subsidiaries expect to be named as defendants in similar suits and claims filed in the future. The Company has made an estimate that it believes is reliable, however, there can be no assurances due to the nature and number of variables associated with such claims. The Company is unable to reliably estimate the ultimate cost of these claims due to the nature and number of variables associated with such claims. The Company's estimates of claims-related costs have increased significantly over time. Some of the factors that may result in increases in the costs of these claims over current estimates include: the rate at which new claims are filed; the number of new claimants; the impact of bankruptcies of other companies currently or historically defending asbestos claims which reduces the number of possible solvent defendants and may thereby increase the number of claims and the size of demands against the Company; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards, the type and severity of the disease alleged to be suffered by the claimants, such as the type of cancer, asbestosis or other illness, and the disease mix of future claims; increases in defense and/or indemnity payments which have risen in recent years; and the development of more expensive medical treatments.

The Company's asbestos liability estimates are based only on claims asserted in the United States. While the Company's subsidiaries have not received any claims for personal injury damages based on exposure to asbestos relating to work performed outside of the United States, management does not know what exposure the subsidiaries would have if such suits develop.

Increases in the number of claims faced or costs to resolve those claims will cause the Company to increase further the estimates of the costs associated with asbestos claims and could have a material adverse effect on the business, financial condition and results of operations.

THE COMPANY'S INSURANCE RECOVERY IN CONNECTION WITH ASBESTOS LITIGATION IS UNCERTAIN.

To date, insurance policies have provided coverage for substantially all of the costs incurred in connection with resolving asbestos claims. The Company's ability to continue to recover costs or any portion thereof relating to the defense and payment of these claims in the future is uncertain and dependent on a number of factors, including: disputes over coverage issues with insurance carriers, including current disputes involving allocations of coverage under certain policies among the insurers and the insureds; the timely reimbursement of costs by the insurance carriers; insurance policy coverage limits; the timing and amount of asbestos claims which may be made in the future and whether such claims are covered by insurance; the financial solvency of the insurers, some of which are currently insolvent; and the amount which may be paid to resolve those claims.

These factors are beyond the Company's control and could materially limit insurance recoveries, which could have a material adverse effect on its business, financial condition and results of operations.

In the future, the Company may be required to submit claims for reimbursement to insolvent insurers, including one insurer that has provided policies for a substantial amount of coverage. Management cannot predict the amount or timing of such claims.

An agreement with a number of insurers to allow for efficient and thorough handling of claims against the Company's subsidiaries will not cover claims filed after June 12, 2001. The Company is currently in negotiations with its insurers regarding an arrangement for handling asbestos claims filed after June 12, 2001. Failure to agree on a new arrangement may delay the Company's ability to get reimbursed on a timely basis by the insurers, which could have a material adverse effect on results of operations and financial condition. In addition, management cannot predict the effect of the ultimate allocation of coverage among the insurers and the Company's subsidiaries as to claims filed after June 12, 2001.

CLAIMS MADE BY THE COMPANY AGAINST PROJECT OWNERS FOR PAYMENT HAVE INCREASED OVER THE LAST FEW YEARS AND FAILURE BY THE COMPANY TO RECOVER ADEQUATELY ON THESE CLAIMS WOULD HAVE A MATERIAL ADVERSE EFFECT UPON THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Project claims have increased as a result of the increase in lump-sum contracts between 1992 and 1999. Project claims are claims brought by the Company against project owners for additional costs over the contract price or amounts not included in the original contract price, typically arising from changes in the initial scope of work or from owner-caused delays. These claims are often subject to lengthy arbitration or litigation proceedings. The costs associated with these changes or owner-caused delays include additional direct costs, such as labor and material costs associated with the performance of the additional work, as well as indirect costs that may arise due to delays in the completion of the project, such as increased labor costs resulting from changes in labor markets. The Company has used significant additional working capital in projects with cost overruns pending the resolution of the relevant project claims. Management cannot assure that project claims will not continue to increase.

The portion of project claims that management estimates will be the minimum amount to be recovered appears on the Company's balance sheet as an asset. Actual claims the Company has incurred on these projects, however, are substantially greater than this amount. To the extent that management estimates recoveries below corresponding estimated costs, a net loss on that portion of the project is recorded. In addition, if the Company does not recover the minimum estimated amounts on current project claims, then it will have to write-down the value of the project claim asset and take a corresponding charge against earnings. Any such write-down and charge could have a material adverse effect on the Company's financial condition and results of operations. In the fourth quarter of 2001, the Company recorded approximately $24,100 in after-tax contract-related charges as a result of claims reassessment conducted by the Company's legal staff in conjunction with outside counsel.

The Company also faces a number of counterclaims brought against it by certain project owners in connection with several of the project claims described above. If the Company is found liable for any of these counterclaims, such liability may also result in write-downs and charges against the Company's earnings to the extent a reserve is not established.

FOSTER WHEELER GUARANTEES CERTAIN OBLIGATIONS OF ITS SUBSIDIARIES.

Foster Wheeler is required by its customers to guarantee the performance of contracts by its subsidiaries. If its subsidiaries default on these performance obligations, the Company will be obligated to pay damages to the customer. In the aggregate, these agreements represent a material contingent liability.

THE COMPANY CONCENTRATES IN PARTICULAR INDUSTRIES.

The Company derives a significant amount of its revenues from services provided to corporations that are concentrated in five industries: power, oil and gas, pharmaceuticals, environmental and chemical/petrochemical. Unfavorable economic or other developments in one or more of these industries could adversely affect these customers and could have a material adverse effect on the Company's financial condition and results of operations.

THE COMPANY'S INTERNATIONAL OPERATIONS INVOLVE RISKS.

The Company has substantial international operations which are conducted through foreign and domestic subsidiaries as well as through agreements with foreign joint venture partners. The Company's international projects accounted for approximately 60% of its fiscal year 2001 operating revenues. The Company has international operations around the world including operations in China, Poland and Thailand. Its foreign operations are subject to risks, including:

      o   uncertain political, legal and economic environments;

      o   potential incompatibility with foreign joint venture partners;

      o   foreign currency controls and fluctuations;

      o   terrorist  attacks  against  facilities  owned  or  operated  by  U.S.
          companies;

      o   civil disturbances; and

      o   labor problems.

Events outside of the Company's control may limit or disrupt operations, restrict the movement of funds, result in the loss of contract rights, increase foreign taxation or limit repatriation of earnings. In addition, in some cases, applicable law and joint venture or other agreements may provide that each joint venture partner is jointly and severally liable for all liabilities of the venture. These events and liabilities could have a material adverse effect on the Company's business and results of operations.

THE COMPANY MAY ENCOUNTER DIFFICULTY IN MANAGING THE BUSINESS DUE TO THE GLOBAL NATURE OF ITS OPERATIONS.

Foster Wheeler operates in more than 30 countries around the world, with approximately 6,000, or 60%, of its employees located outside of the United States. In order to manage its day-to-day operations, the Company must overcome cultural and language barriers and assimilate different business practices. In addition, the Company is required to create compensation programs, employment policies and other administrative programs that comply with the laws of multiple countries. The Company's failure to successfully manage its geographically diverse operations could impair its ability to react quickly to changing business and market conditions and compliance with segment-wide standards and procedures.

THE COMPANY MAY BE UNABLE TO ACCOMPLISH ITS BUSINESS STRATEGY.

The Company's ability to accomplish its business strategy is subject to many factors beyond its control. Foster Wheeler cannot give any assurances that it will be successful in its attempts to increase revenues, introduce new products, decrease costs, increase its client base, achieve desirable contracts or reduce its leverage. These goals depend in part on global economic growth, economic activity within certain markets, regulatory environment, the demand for its products and the efforts of its competitors. Additionally, one element of its strategy of reducing leverage depends on its ability to monetize certain non-core assets. There can be no assurance that efforts to monetize these assets will be successful. Even if successful, the price received for certain of these assets may require the Company to report a loss on the sale if the book value is higher than the price received.

THE COMPANY IS ENGAGED IN HIGHLY COMPETITIVE BUSINESSES AND OFTEN MUST BID AGAINST COMPETITORS TO OBTAIN ENGINEERING, CONSTRUCTION AND SERVICE CONTRACTS.

The Company is engaged in highly competitive businesses in which customer contracts are often awarded through bidding processes based on price and the acceptance of certain risks. The Company competes with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. Some competitors have greater financial and other resources than Foster Wheeler. In some instances this could give them a competitive advantage.

THE COMPANY'S PUBLICLY AVAILABLE EARNINGS ESTIMATES ARE SUBJECT TO MANY UNCERTAINTIES.

The Company can make no assurances that its publicly available earnings estimates will be achieved. The Company announced on April 12, 2002 additional charges for the fourth quarter 2001 which will increase the net loss for fiscal year 2001 announced on January 29, 2002 from $263,100 to $309,000. Earnings estimates are subject to change due to many uncertainties including:

      o changes in the rate of economic growth in the United States and other major economies;

      o changes in investment by the power, oil and gas, pharmaceutical, chemical/petrochemical and environmental industries;

      o   changes in regulatory environment;

      o   changes in project schedules;

      o errors in the estimates made by the Company of costs to complete a project;

      o   changes in trade, monetary and fiscal policies worldwide;

      o   currency fluctuations;

      o outcomes of pending and future litigation, including litigation regarding its liability for damages caused by asbestos exposure;

      o the Company's ability to borrow and increases in the cost of borrowings;

      o protection and validity of patents and other intellectual property rights; and

      o   increasing competition by foreign and domestic companies.

The Company's earnings estimates were not prepared with a view toward compliance with published guidelines of the Securities and Exchange Commission, the American Institute of Certified Public Accountants or generally accepted accounting principles. No independent accountants have expressed an opinion or any other form of assurance on these estimates. Earnings estimates are subject to uncertainty. It can be expected that one or more of the estimates will vary significantly from actual results, and such variances will be greater with respect to estimates covering longer periods. Such variances at any time may be material and adverse.

A FAILURE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD HAVE AN ADVERSE EFFECT ON THE COMPANY.

The Company's ability to attract and retain qualified engineers, scientists and other professional personnel, either through direct hiring or acquisition of other firms employing such professionals, will be an important factor in determining its future success. The market for these professionals is competitive, and there can be no assurance that it will be successful in its efforts to attract and retain such professionals. In addition, the Company's success depends in part on its ability to attract and retain skilled laborers. Demand for these workers is currently high and the supply is extremely limited. The Company's failure to attract or retain such workers could have a material adverse effect on its business and results of operations.

FOSTER WHEELER IS SUBJECT TO ENVIRONMENTAL LAWS AND REGULATIONS IN THE COUNTRIES IN WHICH IT OPERATES.

The Company's operations are subject to U.S., European and other laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), the Clean Water Act, the Clean Air Act and similar state and local laws, and European laws and regulations including those promulgated under the Integrated Pollution Prevention and Control Directive issued by the European Union in 1996 and the 1991 directive dealing with waste and hazardous waste and laws and regulations similar to those in other countries in which the Company operates. Both the E&C Group and the EE Group, make use of and produce as byproducts substances that are considered to be hazardous under the laws and regulations referred to above. The Company may be subject to liabilities for environmental contamination if it does not comply with applicable laws regulating such hazardous substances, and such liabilities can be substantial.

In addition, the Company may be subject to significant fines and penalties if it does not comply with environmental laws and regulations including those referred to above. Some environmental laws, including CERCLA, provide for joint and several strict liability for remediation of releases of hazardous substances which could result in a liability for environmental damage without regard to negligence or fault. Such laws and regulations could expose the Company to liability arising out of the conduct of operations or conditions caused by others, or for acts which were in compliance with all applicable laws at the time the acts were performed. Additionally, the Company may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Changes in the environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in material costs and liabilities.

ANTI-TAKEOVER   PROVISIONS   IN  THE   COMPANY'S   BYE-LAWS  AND  THE  COMPANY'S
SHAREHOLDERS' RIGHTS PLAN MAY DISCOURAGE POTENTIAL ACQUISITION BIDS.

Provisions in the Company's bye-laws and its shareholders' rights plan could discourage unsolicited takeover bids from third parties and make removal of incumbent management difficult. As a result, it may be less likely that shareholders will receive a premium price for their shares in an unsolicited takeover by another party. These provisions include:

      o   two-thirds of all shareholders must vote in favor of any merger;

      o   a classified board of directors; and

      o a potential acquirer's interest in the Company may be diluted as a result of the operation of the shareholders' rights plan.

The Company's board of directors may issue preferred shares and determine their rights and qualifications. The issuance of preferred shares may delay, defer or prevent a merger, amalgamation, tender offer or proxy contest involving the Company. This may cause the market price of the Company's common shares to significantly decrease.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES:

See Note 22 to Financial Statements in this Form 10-K.

ITEM 2.  PROPERTIES

COMPANY (BUSINESS SEGMENT*)                                                                              BUILDING          LEASE
AND LOCATION                                             USE                           LAND AREA        SQUARE FEET       EXPIRES(6)
------------                                             ---                           ---------        -----------       ----------
FOSTER WHEELER REALTY SERVICES, INC. (CF)
Livingston, New Jersey                     General office & engineering               31.0 acres         288,000 (1)

Union Township, New Jersey                 Undeveloped                               203.8 acres               --
                                           General office & engineering               29.4 acres          294,000
                                           General office & engineering               21.0 acres          292,000           2002
                                           Storage and reproduction facilities        10.8 acres           30,400

Livingston, New Jersey                     Research center                             6.7 acres           51,355

Bedminster, New Jersey                     Office                                     10.7 acres          135,000(1)(2)

Bridgewater, New Jersey                    Undeveloped                                21.9 acres(5)            --

FOSTER WHEELER ENERGY CORPORATION (EE)
Dansville, New York                        Manufacturing & offices                    82.4 acres          513,786
San Diego, California                      General offices                                                 12,673           2005

FOSTER WHEELER USA CORPORATION (EC)
Houston, Texas                             General offices                                    --          107,890           2003
Houston, Texas                             General offices                                    --           11,112           2003

FOSTER WHEELER IBERIA, S.A.
Madrid, Spain (EC)/(EE)                    Office & engineering                        5.5 acres          110,000           2015
Tarragona, Spain (EE)                      Manufacturing & office                     25.6 acres           77,794

FOSTER WHEELER FRANCE, S.A. (EC)
Paris, France                              Office & engineering                               --           80,000           2006
Paris, France                              Archive storage space                              --           12,985           2006

FOSTER WHEELER INTERNATIONAL CORP. (THAILAND BRANCH) (EC)
Sriracha, Thailand                         Office & engineering                               --           28,000           2003

FOSTER WHEELER CONSTRUCTORS, INC. (EC)
McGregor, Texas                            Storage facilities                         15.0 acres           24,000

FOSTER WHEELER LIMITED (UNITED KINGDOM) (EC)
Glasgow, Scotland                          Office & engineering                        2.3 acres           28,798
Reading, England                           Office & engineering                              --            84,123(1)      2002/2009

COMPANY (BUSINESS SEGMENT*)                                                                             BUILDING         LEASE
AND LOCATION                               USE                                     LAND AREA           SQUARE FEET      EXPIRES(6)
------------                               ---                                     ---------           -----------      ----------
Reading, England                           Office & engineering                    14.0 acres            365,521          2024
Reading, England                           Undeveloped                             12.0 acres                --
Teeside, England                           Office & engineering                             --            18,100        2002/2014

FOSTER WHEELER LIMITED (CANADA) (EE)
Niagara-On-The-Lake, Ontario               Office & engineering                             --           39,684           2003

FOSTER WHEELER ANDINA, S.A. (EC)
Bogota, Colombia                           Office & engineering                      2.3 acres           26,000

FOSTER WHEELER POWER MACHINERY COMPANY LIMITED (EE)
Xinhui, Guangdong, China                   Manufacturing & office                   29.2 acres          272,537(3)        2045

FOSTER WHEELER ITALIANA, S.P.A. (EC)
Milan, Italy (via S. Caboto,1)             Office & engineering                             --          161,400           2007

Milan, Italy (via S. Caboto,7)             Office & engineering                             --          121,870           2002

FOSTER WHEELER BIRLESIK INSAAT VE MUHENDISLIK A.S. (EC)
Istanbul, Turkey                           Engineering & office                             --           26,000           2002

FOSTER WHEELER EASTERN PRIVATE LIMITED (EC)
Singapore                                  Office & engineering                             --           29,196           2002

FOSTER WHEELER ENVIRONMENTAL CORPORATION (EC)
Atlanta, Georgia                           General offices                                  --           15,623           2004

Bothell, Washington                        General offices                                  --           39,125           2005

Boston, Massachusetts                      General offices                                  --           20,875           2005

Lakewood, Colorado                         General offices                                  --           19,140           2005

Langhorne, Pennsylvania                    General offices                                  --           18,202           2005

Morris Plains, New Jersey                  General offices                                  --           59,710           2005

Oak Ridge, Tennessee                       General offices                                  --           17,973           2004

Richland, Washington                       General offices                                  --           14,577           2002

San Diego, California                      General offices                                  --           12,957           2006

San Diego, California                      General offices                                  --           20,016           2005

Santa Ana, California                      General offices                                  --           19,569           2005

COMPANY (BUSINESS SEGMENT*)                                                                          BUILDING           LEASE
AND LOCATION                               USE                                     LAND AREA         SQUARE FEET        EXPIRES(6)
------------                               ---                                     ---------         -----------        ----------
FOSTER WHEELER POWER SYSTEMS, INC. (EE)

Martinez, California                       Cogeneration plant                        6.4 acres               --

Charleston, South Carolina                 Waste-to-energy plant                    18.0 acres               --           2010

Hudson Falls, New York                     Waste-to-energy plant                    11.2 acres               --

Camden, New Jersey                         Waste-to-energy plant                    18.0 acres               --           2011

Talcahuano, Chile                          Cogeneration plant-facility site         21.0 acres               --           2028

FOSTER WHEELER ENERGIA OY (EE)
Varkhaus, Finland                          Manufacturing & offices                  22.0 acres          366,527

Karhula, Finland                           Research center                          12.8 acres           15,100           2095
                                           Office and laboratory                                         57,986           2095

Kaarina, Finland                           Office                                           --           24,762           2002

Helsinki, Finland                          Office                                           --           13,904           2005

Kouvola, Finland                           Undeveloped                               1.9 acres               --             --
                                           Office                                    1.5 acres               --           2032

Norrkoping, Sweden                         Manufacturing & offices                          --           26,000           2002

FOSTER WHEELER ENERGY FAKOP LTD. (EE)
Sosnowiec, Poland                          Manufacturing & offices                  26.6 acres          474,575(4)

*Designation of Business Segments:   EC  - Engineering and Construction Group
                                     EE  - Energy Equipment Group
                                     CF -  Corporate & Financial Services

      (1) Portion or entire facility leased or subleased to third parties.
      (2) 50% ownership interest.
      (3) 52% ownership interest.
      (4) 51% ownership interest.
      (5) 75% ownership interest.
      (6) Represents leases in which Foster Wheeler is the lessee.

Locations of less than 10,000 square feet are not listed. Except as noted above, the properties set forth are owned in fee. All or part of the listed properties may be leased or subleased to other affiliates. All properties are in good condition and adequate for their intended use.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries, along with many other companies, are codefendants in numerous asbestos related lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by the Company and its subsidiaries during the 1970's and prior. For additional information on the asbestos claims and other material litigation affecting the Company, see Item 7. "Managements Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies" and Note 18 to the Financial Statements in this Form 10-K.

Under CERCLA and similar state laws, the current owner or operator of real property and the past owners or operators of real property (if disposal took place during such past ownership or operation) may be jointly and severally liable for the costs of removal or remediation of toxic or hazardous substances on or under their property, regardless of whether such materials were released in violation of law or whether the owner or operator knew of, or was responsible for, the presence of such substances. Moreover, under CERCLA and similar state laws, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be jointly and severally liable for the costs of the removal or remediation of such substances at a disposal or treatment site, whether or not such site was owned or operated by such person (an "off-site facility"). Liability at such off-site facilities is typically allocated among all of the viable responsible parties based on such factors as the relative amount of waste contributed to a site toxicity of such waste, relationship of the waste contributed by a party to the remedy chosen for the site and other factors.

The Company currently owns and operates industrial facilities and has also transferred its interests in industrial facilities that it formerly owned or operated. It is likely that as a result of its current or former operations, such facilities have been impacted by hazardous substances. The Company is not aware of any conditions at its currently owned facilities in the United States that it expects will cause the Company to incur material costs.

The Company is aware of potential environmental liabilities at facilities that it acquired in Europe, but the Company has the benefit of an indemnity from the seller of such facilities with respect to any required remediation or other environmental violations that it believes will address the costs of any such remediation or other required environmental measures. The Company also may receive claims, pursuant to indemnity obligations from owners of recently sold European facilities that may require the Company to incur costs for investigation and/or remediation. Based on currently available information, the Company does not believe that such costs will be material.

No assurance can be provided that the Company will not discover environmental conditions at its currently owned or operated properties, or that additional claims will not be made with respect to formerly owned properties, that would require the Company to incur material expenditures to investigate and/or remediate such conditions.

The Company has been notified that it was a potentially responsible party (a "PRP") under CERCLA or similar state laws at three off-site facilities. At each of these sites, the Company's liability should be substantially less than the total site remediation costs because the percentage of waste attributable to the Company compared to that attributable to all other PRPs is low. The Company does not believe that its share of cleanup obligations at any of the three off-site facilities as to which it has received a notice of potential liability will individually exceed $1.0 million.

Several of the Company's former subsidiaries associated with a waste-to-energy plant located in the Village of Robbins, Illinois (the "Robbins Facility") received a Complaint for Injunction and Civil Penalties from the State of Illinois, dated April 28, 1998 (amended in July 1998) alleging primarily state air act violations at the Robbins Facility (PEOPLE OF THE STATE OF ILLINOIS V. FOSTER WHEELER ROBBINS, INC. filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division). The United States Environmental Protection Agency commenced a related enforcement action at approximately the same time. (EPA-5-98-IL-12 and EPA-5-98-IL-13). Although the actions seek substantial civil penalties for numerous violations of up to $50,000 for each violation with additional penalty of $10,000 for each day of each violation, the maximum allowed under the statute, and an injunction against continuing violations, the former subsidiaries have reached an agreement in principle with the government on a Consent Decree that will resolve all violations. The Company's liability if any, is not expected to be material.

A San Francisco, California jury returned a verdict on March 26, 2002 finding Foster Wheeler liable for $10.6 million in the case of TODAK VS. FOSTER WHEELER CORPORATION. The case was brought against Foster Wheeler, the U.S. Navy and several other companies by a 59-year-old man suffering from mesothelioma which allegedly resulted from exposure to asbestos. The Company believes there was no credible evidence presented by the plaintiff that he was exposed to asbestos contained in a Foster Wheeler product. In addition, the Company believes that the verdict was clearly excessive and should be set aside or reduced on appeal. The Company intends to move to set aside this verdict. Management of the Company believes the financial obligation that may ultimately result from entry of a judgment in this case will be paid by insurance.

On April 3, 2002 the United States District Court for the Northern District of Texas entered an amended final judgment in the matter of KOCH ENGINEERING COMPANY. ET AL VS. GLITSCH, INC. ET AL. Glitsch, Inc. (now known as Tray, Inc.) is an indirect subsidiary of the Company. This lawsuit claimed damages for patent infringement and trade secret misappropriations and has been pending for over 18 years. As previously reported by the Company, a judgment was entered in this case on November 29, 1999 awarding plaintiffs compensatory and punitive damages plus prejudgment interest in an amount yet to be calculated. This amended final judgment in the amount of $54.3 million includes such interest for the period beginning in 1983 when the lawsuit was filed through entry of judgment. Post-judgment interest will accrue at a rate of 5.471 percent per annum from November 29, 1999. The management of Tray, Inc. believes that the Court's decision contains numerous factual and legal errors subject to reversal on appeal. Tray Inc. has filed a notice of appeal to the court of appeals.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G (3) of Form 10-K information regarding executive officers is included in PART I.

The executive officers of Foster Wheeler, with the exceptions of Raymond J. Milchovich and Gilles A. Renaud, have each held executive positions with Foster Wheeler or its subsidiaries for more than the past five years.

   NAME                  AGE                POSITION
   ----                  ---                --------

Raymond J. Milchovich    52    Chairman, President and Chief Executive Officer

Henry E. Bartoli         55    Senior Vice President

Thomas R. O'Brien        63    General Counsel and Senior Vice President

Gilles A. Renaud         55    Senior Vice President and Chief Financial Officer

James E. Schessler       56    Senior Vice President

Lisa Fries Gardner       45    Vice President and Secretary

Robert D. Iseman         53    Vice President and Treasurer

Thomas J. Mazza          48    Vice President and Controller

Mr. Raymond J. Milchovich has been the Chairman, President and Chief Executive Officer of the Company since October 22, 2001. Formerly, he was the Chairman, President and Chief Executive Officer of Kaiser Aluminum Corporation, a leading producer and marketer of alumina, aluminum and aluminum fabricated products, and Kaiser Aluminum & Chemical Corporation ("KACC") since January 2000. Mr. Milchovich was President of Kaiser Aluminum Corporation and KACC since July 1997. He also served as Chief Operating Officer of Kaiser Aluminum Corporation and of KACC from July 1997 through May and June 2000, respectively. Prior to that time, he held several executive positions with Kaiser Aluminum Corporation and its subsidiaries.

Mr. Gilles A. Renaud was elected Senior Vice President and Chief Financial Officer of the Company effective March 27, 2000. Prior to assuming this position with the Company, Mr. Renaud was Vice President and Treasurer of United Technologies Corporation from July 1996 to March 2000. From September 1987 to June 1996, Mr. Renaud was Vice President and Chief Financial Officer of Carrier Corporation, a subsidiary of United Technologies Corporation.

Each officer holds office for a term running until the Board of Directors meeting following the Annual Meeting of Shareholders and until his or her successor is elected and qualified. Mr. Milchovich has a five year employment agreement with the Company, which expires in November 2006, and all other executive officers of the Company have a Transitional Executive Severance Agreement which runs through December 31, 2003, except in case of Mr. Renaud, where certain provision run through March 26, 2004 in accordance with his employment agreement. There are no family relationships between the officers listed above. There are no arrangements or understandings between any of the listed officers and any other person, pursuant to which he or she was elected as an officer.

                                     PART II

ITEM 5. MARKET FOR  REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange. The number of shareholders of record as of December 28, 2001 was 6,207.

                                                        THREE MONTHS ENDED
                                           --------------------------------------------
2001                                       MARCH 30    JUNE 29     SEPT. 28     DEC. 28
----                                       --------    -------     --------     -------

Cash dividends per share ..............    $    .06    $    .06         --           --
Stock prices:
  High ................................    $  18.74    $  17.75    $   9.50    $   5.83
  Low .................................    $ 5.3125    $   7.20    $   4.30    $   3.93

                                                        THREE MONTHS ENDED
                                           --------------------------------------------
2000                                       MARCH 31    JUNE 30     SEPT. 29     DEC. 29
----                                       --------    -------     --------     -------

Cash dividends per share ..............    $    .06    $    .06    $    .06    $    .06
Stock prices:
   High ...............................     $  9.50    $ 9.4375    $ 8.8125    $ 8.4375
   Low ................................     $5.1875    $ 5.8125    $   6.25    $ 3.9375

In July 2001, the common stock dividend was discontinued by the Board of Directors of the Company.

ITEM 6. SELECTED FINANCIAL DATA

                        COMPARATIVE FINANCIAL STATISTICS
                    (In Thousands, Except per Share Amounts)

                                                    2001              2000          1999              1998              1997
                                                    ----              ----          ----              ----              ----
Revenues ....................................   $ 3,392,474       $ 3,969,355    $ 3,944,074      $ 4,596,992      $ 4,172,015
(Loss)/earnings before income taxes .........      (206,005)           56,023       (190,526)          47,789           19,516
Provision/(benefit) for income taxes ........       103,138            16,529        (46,891)          79,295           13,892
Net (loss)/earnings .........................      (309,143)(1)(2)     39,494       (143,635)(4)      (31,506)(5)        5,624(6)(7)
Loss)/earnings per share:
  Basic .....................................   $     (7.56)      $       .97    $     (3.53)     $      (.77)     $       .14
  Diluted ...................................   $     (7.56)      $       .97    $     (3.53)     $      (.77)     $       .14
Shares outstanding:
   Basic:
Weighted average number of shares outstanding        40,876            40,798         40,742           40,729           40,677
   Diluted:
      Effect of stock options ...............             *                 7              *                *              127
                                                -----------       -----------    -----------      -----------      -----------
   Total diluted ............................        40,876            40,805         40,742           40,729           40,804
                                                ===========       ===========    ===========      ===========      ===========

Current assets ..............................   $ 1,754,376       $ 1,622,976    $ 1,615,096      $ 1,672,842      $ 1,545,271
Current liabilities .........................     2,388,620         1,454,603      1,471,552        1,491,666        1,412,302
Working capital .............................      (634,244)          168,373        143,544          181,176          132,969
Land, buildings and equipment (net) .........       399,198           495,034        648,199          676,786          621,336
Total assets ................................     3,316,379         3,477,528      3,438,109        3,322,301        3,186,731
Bank loans ..................................        20,244           103,479         63,378          107,051           53,748
Long-term borrowings (including current
  installments):
   Corporate and other debt .................       297,627(3)        306,188        372,921          541,173          445,836
   Project debt .............................       226,056(3)        274,993        349,501          314,303          281,360
Subordinated Robbins Facility exit funding
  obligations ...............................       110,340(3)        111,715        113,000             --               --
Convertible subordinated notes ..............       210,000(3)           --             --               --               --
Preferred trust securities ..................       175,000(3)        175,000        175,000             --               --
Cash dividends per share of common stock ....   $       .12       $       .24    $       .54      $       .84      $      .835

Other data:
Unfilled orders, end of year ................   $ 6,004,420       $ 6,142,347    $ 6,050,525      $ 7,411,907      $ 7,184,628
New orders booked ...........................     4,109,321         4,480,000      3,623,202        5,269,398        5,063,940


(1) Includes in 2001, contract write-downs of $160,600 ($104,400 after tax); restructuring cost of $41,600 ($27,000 after tax) and a reserve for deferred tax assets of $171,900.
(2) Includes in 2001, loss on sale of cogeneration plants of $40,300 ($27,900 after tax) increased pension cost of $5,000 ($3,300 after tax) and a provision for CEO retirement of $2,700 ($1,800 after tax).
(3) The corporate and other debt, the subordinated Robbins Facility exit funding obligations, the convertible subordinated notes, the preferred trust securities and $88,201 of the project debt have been classified as current liabilities and are included in the $2,388,620 total current liabilities balance due to the covenant violations under the Company's Revolving Credit Agreement and the potential for acceleration of debt under these various debt agreements. See Note 1 to Financial Statements for further information.
(4) Includes in 1999 a provision of $37,600 ($27,600 after tax) for cost realignment and a charge totaling $244,600 ($173,900 after tax) of which $214,000 relates to the Robbins Facility write-down and $30,600 relates to the current year operations of the Robbins Facility.
(5) Includes in 1998 a charge for the Robbins Facility of $72,800 ($47,300 after tax) of which $47,000 relates to the Robbins Facility write-down and $25,800 relates to the current year operations and a provision of $61,300 for an increase in the income tax valuation allowance for a total after-tax charge of $108,600.
(6) Includes in 1997 a net charge of $50,900 ($37,400 after tax) consisting of the following pretax items: gain on sale of Glitsch International, Inc.'s operations $56,400; provision for reorganization costs of the Energy Equipment Group $32,000; write-downs of long-lived assets $6,500; contract write-downs $24,000 (Engineering & Construction Group) and $30,000 (Energy Equipment Group); and realignment of the Engineering & Construction Group's European operations $14,800.
(7) Includes in 1997 an operating loss for the Robbins Facility of $38,900 ($25,300 after tax).

* The effect of the stock options were not included in the calculation of diluted earnings per share as these options were antidilutive due to the 2001, 1999 and 1998 losses. In 2001, the effect of the convertible notes was not included in the calculation as the effect was antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Thousands of Dollars, Except per Share Amounts)

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements that are based on management's assumptions, expectations and projections about the various industries within which the Company operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Company cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements such as: changes in the rate of economic growth in the United States and other major international economies, changes in investment by the power, oil and gas, pharmaceutical, chemical/petrochemical and environmental industries, changes in regulatory environment, changes in project schedules, changes in trade, monetary and fiscal policies worldwide, currency fluctuations, terrorist attacks on facilities either owned or where equipment or services are or may be provided, outcomes of pending and future litigation including litigation regarding the Company's liability for damages and insurance coverage for asbestos exposure, protection and validity of patents and other intellectual property rights and increasing competition by foreign and domestic companies, monetization of certain facilities and recoverability of claims against customers. For additional information, see Item 1. "Business - Risk Factors of the Business".

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

THREE YEARS ENDED DECEMBER 28, 2001
RESULTS OF OPERATIONS
                                                    CONSOLIDATED DATA
                                           2001           2000          1999
                                           ----           ----          ----

Unfilled orders.....................   $ 6,004,400     $6,142,300    $6,050,500
New orders..........................     4,109,300      4,480,000     3,623,200
Revenues............................     3,392,500      3,969,400     3,944,100

Net (loss)/earnings.................      (309,100)        39,500      (143,600)
(Loss)/earnings per share:
     Basic and diluted..............         (7.56)           .97         (3.53)

In the fourth quarter of 2001, the Company took after-tax contract and restructuring charges of $131,400 and established a valuation allowance for deferred tax assets of $171,900 for a total after-tax charge of $303,300. Shown below is a table that details the pretax and after-tax impact of the various components of the charge.

                                                  PRE-TAX             AFTER TAX
                                                  -------             ---------
Contract Related:
         HRSGs (a)                             $    84,400         $     54,800
         Warranty and Rework (b)                    11,100                7,200
         Accounts receivable-trade (c)              28,100               18,300
         Claims Reassessment (d)                    37,000               24,100
                                                    ------               ------
                                                   160,600              104,400
                                                   -------              -------
Restructuring:
         Company-owned life insurance
              plan Termination (e)                  20,000               13,000
         Other Restructuring (e)                    21,600               14,000

Increase in Valuation Allowance
   for Deferred Tax Assets (f):                          -              171,900
                                             -------------        -------------
              Total                           $    202,200        $     303,300
                                              ============        =============

a) Approximately $54,800 after-tax relates to heat recovery steam generators ("HRSG's"). During 2000 and early 2001, the Company had been extremely successful in marketing these products, however, it was determined that the Company had underestimated the cost on seven contracts. The cost underestimates were primarily related to construction and subcontracted fabrication. Corrective action was taken on these projects resulting in a $54,800 after-tax charge. This product line is part of the Energy Equipment Group.
b) Warranty and rework issues for one project resulted in an after-tax cost of $7,200 in the E&C Group. This cost related to a technical production issue on a refinery unit.
c) During the fourth quarter, the Company made an aggressive commitment to either collect the cash due or establish reserves for past due receivables. The Company was successful in collecting some trade receivables, which contributed to the improved cash position in the fourth quarter. Based on a variety of factors, including clients' ability to pay, a decision was made to establish after-tax reserves of $18,300 for approximately 20 receivable balances. The largest was for an Indonesian customer in the amount of $4,000.
d) Approximately $24,100 in after-tax contract-related charges resulted from claims reassessment conducted by the Company's legal staff in conjunction with outside counsel. The claims have been brought by the Company against its customers and many were in the process of being submitted for litigation or arbitration.
e) The Company also recorded an after-tax restructuring charge of $27,000 which included $14,000 for workforce reductions in the United States and subsidiary closures to be finalized in early 2002. The Company also canceled a company-owned life insurance plan ("COLI") for certain managers resulting in a $13,000 after-tax charge to earnings.
f) The Company established a valuation allowance of $171,900 primarily for domestic deferred tax assets under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Such action is required when there is evidence of losses from domestic operations in the three most recent fiscal years. As a result of the fourth quarter charge, the Company on average experienced losses during the past three years. For statutory purposes, the majority of the tax benefits for which the valuation allowance was provided in the current year, do not begin to expire until 2020 and beyond, based on the current tax laws.

     In aggregate, the future cash impact of all of these charges and the tax reserve is slightly positive, primarily due to proceeds to be received in 2002 from the cancellation of the company-owned life insurance plan.

Subsequent to year-end and prior to the issuance of the financial statements, the Company performed a further review of the North American Energy Equipment Group projects, primarily HRSG contracts. At that time, it was determined that incremental losses were required to be taken in fiscal 2001 as a result of changes in the estimated final costs of these projects. The Company recorded the incremental charge of $46,000, primarily related to construction activities. This charge is included in the amounts discussed above.

The Company's continuing business strategy is to maintain focus on its core business segments in engineering and construction and energy equipment. In order to remain competitive in these segments while improving margins, during 1999 and 2000 the Company reduced costs through staff reduction and closure of some smaller operating facilities. These changes included the reduction of approximately 1,600 permanent positions, including 500 overhead and other support positions from its worldwide workforce. In addition, approximately 800 agency personnel within the E&C Group were eliminated during the course of fiscal 1999. The positions eliminated included engineering, clerical, support staff and manufacturing personnel.

In connection with this cost realignment plan, the Company recorded charges in the third quarter of 1999 of approximately $37,600 ($27,600 after-tax). The pre-tax charge by group was as follows: $19,600 for the Engineering & Construction Group, $2,500 for the Energy Equipment Group and $15,500 for Corporate and Financial Services. Approximately $22,600 represented employee severance costs. The related benefits and the balance represented asset write-downs and provisions for closing some offices. The plan was completed prior to the end of the first quarter 2000, with no additional charges being recorded.

On October 21, 1999, the Company announced it had reached an agreement (the "Robbins Agreement") with the holders of approximately 80% of the principal amount of bonds issued in connection with the financing of the Robbins Facility. Under the Robbins Agreement, the $320,000 aggregate principal amount of existing bonds were exchanged for $273,000 aggregate principal amount of new bonds on February 3, 2000, $113,000 of which (the "Company-supported Robbins Bonds") will be funded by payments from the Company and the balance of which (the "Non-recourse Robbins Bonds") will be non-recourse to the Company. In addition, pursuant to the Robbins Agreement the Company exited from its operating role in respect to the Robbins Facility.

Specific elements of the Robbins Agreement are as follows:

o The new Company-supported Robbins Bonds consist of (a) $95,000 aggregate principal amount of 7.25% amortizing term bonds, $17,800 of which mature on October 15, 2009 and $77,200 of which mature on October 15, 2024 (see Note 11 to Financial Statements for sinking fund requirements) (the "1999C Bonds") and (b) $18,000 aggregate principal amount of 7% accretion bonds maturing on October 15, 2009 with all interest to be paid at maturity (the "1999D Bonds");

o The Company agreed to operate the Robbins Facility for the benefit of the bondholders until the earlier of the sale of the Robbins Facility or October 15, 2001, on a full-cost reimbursable basis with no operational or performance guarantees;

o Any remaining obligations of the Company under a $55,000 additional credit support facility in respect of the existing bonds were terminated;

o The Company would continue to prosecute certain pending litigation (the "Retail Rate Litigation") against various officials of the State of Illinois (See Note 18 to Financial Statements, "Litigation and Uncertainties"); and

o The Company would cooperate with the bondholders in seeking a new owner/operator for the Robbins Facility.

On December 1, 1999, three special purpose subsidiaries of the Company commenced reorganization proceedings under Chapter 11 of the Bankruptcy Code in order to effectuate the terms of the Robbins Agreement. On January 21, 2000, these subsidiaries' plan of reorganization was confirmed and the plan was consummated on February 3, 2000.

On August 8, 2000, the Company initiated the final phase of its exit from the Robbins Facility. As part of the Robbins Agreement, the Company agreed to operate the Robbins Facility subject to being reimbursed for all costs of operation. Such reimbursement did not occur and, therefore, pursuant to the terms of the Robbins Agreement, the Company on October 10, 2000, completed the final phase of its exit from the project. The Company had been administering the project companies through a Delaware business trust which owns the project on behalf of the bondholders. As a result of its exit from the project, the Company is no longer administering the project companies. In 2002, a subsidiary of the Company reached an agreement with the debtor project companies and the requisite holders of the bonds which agreement is expected to favorably resolve any issues related to the exit from the project.

In the fourth quarter of 1999, the Company recorded a pre-tax charge of approximately $214,000. This charge fully recognized all existing obligations of the Company related to the Robbins Facility, including (a) pre-tax lease expense of $45,600, (b) $20,400 of outstanding bonds issued in conjunction with the equity financing of the Robbins Facility and (c) transaction expenses of $4,500. The liability for all of the Company-supported bonds were recorded at the net present value of $133,400 with $113,000 being subordinated obligations and $20,400 as senior Company obligations. The Company is considered to be the primary obligor on these bonds. The ongoing legal expenses relating to the Retail Rate Litigation (See Note 18 to Financial Statements, "Litigation and Uncertainties") are expensed as incurred.

The Company's consolidated unfilled orders at the end of fiscal 2001 were $6,004,400, a decrease of $137,900 over the amount reported for the end of fiscal 2000 of $6,142,300 which in turn represented an increase of $91,800 from unfilled orders at the end of fiscal 1999 of $6,050,500. The dollar amount of unfilled orders is not necessarily indicative of the future earnings of the Company related to the performance of such work. Although unfilled orders represent only business which is considered firm, there can be no assurance that cancellations or scope adjustments will not occur. Due to additional factors outside of the Company's control, such as changes in project schedules, the Company cannot predict with certainty the portion of unfilled orders which may not be performed. Unfilled orders have been adjusted to reflect project cancellations, deferrals and revised project scopes and costs. The net reduction in unfilled orders from project adjustments and cancellations for fiscal 2001 was $781,900, compared with $279,900 in fiscal 2000 and $880,100 in fiscal 1999. The large size and uncertain timing of projects can create variability in the Company's contract awards, and therefore, future award trends are difficult to predict.

New orders awarded for fiscal 2001 ($4,109,300) were 8% lower than new orders awarded for fiscal 2000 ($4,480,000) which in turn were 24% higher than new orders awarded in fiscal 1999 ($3,623,200). A total of 55% of new orders in fiscal 2001 were for projects awarded to the Company's subsidiaries located outside of the United States as compared to

63% in fiscal 2000 and 55% in fiscal 1999. Key geographic regions outside of the United States contributing to new orders awarded in fiscal 2001 were Europe, Asia and the Middle East.

Operating revenues of $3,315,300 in fiscal 2001 represent a decrease of $576,100 or 14.8% compared to 2000. The 2000 revenues of $3,891,400 were approximately the same as 1999. The decrease in 2001 related primarily to a decrease in flow-through costs and a shift in the United Kingdom towards reimbursable service-only contracts.

Gross earnings from operations, which are equal to operating revenues minus the cost of operating revenues ("gross earnings") decreased $174,900 or 53.6% in fiscal 2001 as compared to fiscal 2000, to $151,300 from $326,200 which was an increase of approximately 9.5% from fiscal 1999. The gross earnings in 2001 were reduced by $160,600 due to the fourth quarter charge to earnings previously discussed. The gross earnings in 1999 were reduced by the Robbins operating loss of $23,500 and the cost realignment of $17,500.

Selling, general and administrative expenses increased $3,100, or 1.4% in fiscal 2001 as compared to fiscal 2000 to $222,500 from $219,400, which in turn represented a decrease of $16,200 from expenses reported in fiscal 1999 of $235,600. The $3,100 increase in 2001 includes severance costs of approximately $2,000, which were included in the fourth quarter charge. The decrease for 2000 was primarily due to the cost reduction plan implemented in 1999, as well as lower proposal costs in both the Engineering and Construction Group and the Energy Equipment Group.

Other income in fiscal 2001 of $77,200 was approximately the same as fiscal 2000 of $78,000 and in 1999 of $77,000.

Other deductions in fiscal 2001 increased by $80,700 from fiscal 2000. The primary reasons for the 2001 increase were the fourth quarter loss on the sale of the Mt. Carmel co-generation facility of $35,300; the second quarter loss on the sale of two hydrogen production plants of $5,000; the fourth quarter restructuring cost of $39,300; and increased pension and postretirement cost of $8,000. These were partially offset by non-recurrence of the 2000 provision for a French lawsuit regarding an indemnity that was given to the purchaser of a former Foster Wheeler subsidiary in the amount of $6,000. Other deductions in fiscal 2000 decreased by $900 from fiscal 1999.

The tax provision for fiscal 2001 was $103,100 on losses before tax of $206,000. The change from a benefit of $68,800 to a provision of $103,100 was primarily due to the establishment of a valuation allowance for domestic deferred tax assets of $171,900 in the fourth quarter of 2001. The establishment of a valuation allowance was required under the provisions of SFAS 109 due to the cumulative losses incurred domestically in the three years ended December 28, 2001. For statutory purposes, the majority of the domestic federal tax benefits, against which reserves are being taken, do not expire until 2020 and beyond, based on current tax laws. In 2000, the low effective tax rate of 29.5% was primarily due to non-recurring foreign tax benefits. The tax benefit for fiscal 1999 was $46,900 on losses before income taxes of $190,500. The low effective tax rate benefit of 24.6% in 1999 was primarily due to an increase of $15,000 in the valuation allowance, caused by losses related to the Robbins Facility, of which $10,000 related to federal income taxes and $5,000 to state income taxes.

The net loss for fiscal 2001 was $309,100 or $7.56 diluted per share. The previously described fourth quarter charge impacted the 2001 results by $303,300, which included an increase in the tax valuation of $171,900. The net earnings for fiscal 2000 were $39,500 or $.97 diluted per share. The net loss for fiscal 1999 was $143,600 or $3.53 diluted per share which included net losses for the Robbins Facility of $173,900 (write-down - $154,000 and operating losses - $19,900) and cost realignment of $27,600.

ENGINEERING AND CONSTRUCTION GROUP
                                             2001          2000          1999
                                             ----          ----          ----

Unfilled orders ......................    $4,539,300    $4,534,600    $4,741,500
New orders ...........................     2,808,700     3,094,600     2,752,200
Operating revenues ...................     2,162,100     2,933,100     2,975,500
Gross earnings from operations .......        85,300       184,700       189,600

The E&C Group's unfilled orders at the end of fiscal 2001 were approximately the same as 2000, which in turn represented a 4% decrease from unfilled orders at the end of fiscal 1999.

New orders awarded to the E&C Group in fiscal 2001 decreased by 9.2% compared to fiscal 2000. The decrease in Continental Europe of $480,000 was partially offset by increased awards in the other operating units. The 2001 decrease in Continental Europe was due to the award of a significant Middle Eastern contract in 2000 that was not repeated in 2001.

Operating revenues for fiscal 2001 decreased $771,000 or 26% from fiscal 2000. Operating revenues in 2001 decreased primarily due to the lower level of flow-through costs and a shift in the United Kingdom towards reimbursable service only contracts. The Company includes pass-through costs on cost-plus contracts which are customer-reimbursable materials, equipment and subcontractor costs when the Company determines that it is responsible for the engineering specification, procurement and management of such cost components on behalf of the customer. The percentage relationship between pass-through costs of contracts and revenues will fluctuate from year to year depending on a variety of factors including the mix of business in the years compared. The E&C Group reported a slight decrease in operating revenues in fiscal 2000 as compared to fiscal 1999. The decrease in 2000 operating revenues was due to decreased activities in the United States, United Kingdom and Italy.

The E&C Group's gross earnings decreased $99,400 in fiscal 2001 as compared with fiscal 2000 or 53.8% which in turn represented a decrease of 2.6% from gross earnings in fiscal 1999. The gross earnings for 2001 in the E&C Group were impacted negatively by $67,200 due to the fourth quarter charge, which included $29,000 for claims reassessments and receivable and contract write-downs of $38,200. The decrease in 2000 was primarily due to activities in the United Kingdom and Continental Europe.

ENERGY EQUIPMENT GROUP (EXCLUDING THE ROBBINS FACILITY)

The Company continues to review various methods of monetizing selected power systems facilities. Based on current economic conditions, management has concluded that it will continue to operate the facilities in the normal course of business. Management has reviewed these facilities for impairment on an undiscounted cash flow basis and determined that no adjustment to the carrying amounts is required. If the Company was able to monetize these assets, it is possible that the amounts realized could differ materially from the balances reflected in the financial statements. In the first quarter of 2002, the Company has entered a preliminary agreement of sale with a buyer for one of its waste to energy facilities. If the sale is consummated under the terms of the preliminary agreement, the Company will recognize a pre-tax loss on the sale of approximately $19,500.

In addition, the Company anticipates taking a charge in 2002 of approximately $25,000 for the impairment of goodwill related to a waste-to-energy facility as required under the provisions of SFAS 142. While no additional charges are currently anticipated, the Company is still in the process of evaluating the impact of the adoption of SFAS 142.

                                            2001          2000          1999
                                            ----          ----          ----

   Unfilled orders ....................  $1,493,100    $1,727,400    $1,445,800
   New orders .........................   1,314,500     1,468,700     1,045,900
   Operating revenues .................   1,228,900     1,057,400       982,500
   Gross earnings from operations .....      64,900       139,700       129,700

The Energy Equipment Group's unfilled orders decreased $234,300 at the end of fiscal 2001, representing a 13.6% decrease from fiscal 2000 which in turn represented an 19.5% increase from unfilled orders at the end of fiscal 1999. The decrease in 2001 was due to the lower level of new orders as described below.

New orders for fiscal 2001 decreased $154,200 or 10.5% from fiscal 2000 which in turn represented a 40.4% increase from fiscal 1999. New orders for 2001 and 1999 were lower than 2000 primarily due to the high level of orders experienced in 2000 for Heat Recovery Steam Generators (HRSG) and Selective Catalytic Reduction
(SCR) units.

Operating revenues for fiscal 2001 increased $171,500 or 16.2% from fiscal 2000 which in turn represented a 7.6% increase from fiscal 1999. Work was performed during 2001 on the significant awards achieved in 2000.

The gross earnings from operations decreased $74,800 or 53.5% from fiscal 2000. The gross earnings for 2001 were negatively impacted by the fourth quarter charge in the amount of $88,400 which included $71,600 for HRSG's and $16,800 for accounts receivable and disputed claims. The 2000 increase of $10,000 or 7.7% from fiscal 1999 was in line with the increase in operating revenues during that fiscal year.

RESEARCH AND DEVELOPMENT

The Company is continually engaged in research and development efforts, both in performance and analytical services on current projects and in development of new products and processes. During fiscal years 2001, 2000 and 1999, approximately $12,300, $12,000 and $12,500, respectively, were spent on Company-sponsored research activities. During the same periods, approximately $39,200, $27,600 and $27,100, respectively, were spent on research activities that were paid by customers of the Company.

FINANCIAL CONDITION

Shareholders' equity at the end of fiscal 2001 was $7,500 as compared to $364,100 at the end of fiscal 2000 and $375,900 at the end of fiscal 1999. The decrease for 2001 relates to the loss for the year of $309,100, a net minimum pension liability adjustment of $36,800 included in other comprehensive loss, a change in the accumulated translation adjustment of $10,200 and dividend payments of $4,900. These were partially offset by net gains on derivative instruments of approximately $3,800 included in other comprehensive loss. The decrease for 2000 relates to a change in the accumulated translation adjustment of $20,000; a net minimum pension liability adjustment of $21,500 included in other comprehensive loss and dividend payments of $9,800 which were offset by earnings for the year of $39,500.

For fiscal 2001, 2000 and 1999, investments in land, buildings and equipment were $34,000, $45,800 and $128,100, respectively. The decreases in 2001 and 2000 are primarily due to lower investments in foreign build, own and operate plants which is in line with the previously announced repositioning plan for these types of plants. Capital expenditures will continue to be directed primarily toward strengthening and supporting the Company's core businesses.

Net debt increased by $38,700 during fiscal 2001 compared to a decrease of $109,000 during fiscal 2000. Net debt includes corporate and other debt, special purpose project debt, bank loans, subordinated Robbins Facility exit funding obligations, convertible subordinated notes and preferred trust securities net of cash and short term investments. The 2001 increase was primarily due to the significant use of cash by operating activities during the year. In 2001, the Company issued $210,000 principal amount of convertible subordinated notes, the net proceeds of which were used to repay $76,300 under the 364-day revolving credit facility that expired on May 30, 2001 and to reduce advances outstanding under the Revolving Credit Agreement. The 2000 decrease was accomplished primarily by the sale of a 50 percent interest in a waste-to-energy facility in Italy. Also, the Company entered into a sale/leaseback of an office building in Spain, which resulted in gross proceeds of approximately $21,000. In 1999, the Company issued $175,000 of Preferred Trust Securities, the proceeds of which were used to reduce the Company's indebtedness under its senior credit facilities. In 1999, the Company entered into a sale/leaseback of an office building in the United Kingdom, which resulted in gross proceeds of $126,800.

LIQUIDITY AND CAPITAL RESOURCES

As of December 28, 2001, the Company had cash and cash equivalents on hand and short-term investments of $224,300. Management of the Company does not believe that this amount will be adequate to meet the Company's working capital and liquidity needs in the absence of a new or amended credit facility which replaces the Revolving Credit Agreement. While the waivers remain in effect the Company cannot make any additional borrowings under the Revolving Credit Agreement or issue any letters of credit that are not cash collateralized. Although the Company is in negotiations with its lenders for a new or amended credit facility, there can be no assurances that the Company will be successful in entering into a new or amended credit facility.

If the Company fails to enter into a new or amended credit facility during the pendency of the waiver, which expires April 30, 2002, the lenders under the Revolving Credit Agreement could accelerate the repayment of amounts borrowed under such agreement ($140,000 as of March 29, 2002) and to require the Company to cash collateralize standby letters of credit outstanding thereunder ($93,000 as of March 29, 2002). Acceleration of the Revolving Credit Agreement would result in a default under the following agreements: the Senior Notes, the Convertible Subordinated Notes, the Preferred Trust

Securities, the Subordinated Robbins Facility exit funding obligations and certain of the special-purpose project debt, which would allow such debt to be accelerated. It is unlikely that the Company would be able to repay amounts borrowed if the payment dates were accelerated. Failure by the Company to repay such amounts would have a material adverse effect on the Company's financial condition and operations.

The Company also has in place a receivables sale arrangement pursuant to which the Company has sold receivables totaling $50,000. The bank that is party to this financing has elected to terminate the agreement in accordance with its terms. Notwithstanding the election to terminate the agreement, the bank has provided extensions while the Company negotiates with other providers to replace this financing.

The Company is also a lessee under an operating lease financing agreement relating to a corporate office building in the amount of $33,000 with a consortium of banks. The lease financing facility matured on February 28, 2002. The banks that are party to that agreement have provided forbearance through April 30, 2002 while the Company is negotiating with another financial institution to replace this lease financing.

There can be no assurance that the Company will be able to negotiate extensions of the receivables sale arrangement or the lease financing forbearance or that the Company will be able to enter into replacement facilities for either the receivables sale arrangement or the lease financing. Failure by the Company to make the payments required upon expiration of the receivable sale arrangement or lease financing forbearance would have a material adverse effect on the Company's financial condition and operations.

The Company has initiated a comprehensive plan to enhance cash generation and to improve profitability. The operating performance portion of the plan concentrates on the quality and quantity of backlog, the execution of projects in order to achieve or exceed the profit and cash targets and the optimization of all non-project related cash sources and uses. In connection with this plan a group of outside consultants has been hired for the purpose of carrying out a performance improvement intervention. The Company's recently appointed Chief Executive Officer has utilized this approach on several previous occasions with significant success. The tactical portion of the performance improvement intervention concentrates on booking current projects, executing twenty-two "high leverage projects" and generating incremental cash from high leverage opportunities such as overhead reductions, procurement and accounts receivable. The systemic portion of the performance improvement intervention concentrates on sales effectiveness, estimating, bidding and project execution procedures.

While there is no assurance that funding will be available to execute its plan to enhance cash generation and to improve profitability, the Company is continuing to seek financing to support the plan and its ongoing operations. To date, the Company has been able to obtain sufficient financing to support its ongoing operations. The Company has also initiated a liquidity action plan, which focuses on accelerating the collection of receivables, claims recoveries and asset sales.

Cash and cash equivalents amounted to $224,000 at December 28, 2001, an increase of $32,100 from the prior fiscal year-end. Short-term investments decreased $1,500 to $300 at the end of 2001. During fiscal 2001, the Company paid $4,900 in shareholder dividends, repaid short and long-term debt in the amount of $296,800 and received proceeds from short and long-term borrowings of $185,000.

In fiscal 2001, cash flows used by operating activities totaled $88,700 compared to cash flows used by operating activities of $16,700 in 2000, an increase of $72,000. The increase was due to $110,500 less cash provided by the EE Group offset by the lower use of the E&C Group of $29,800 and by the Corporate and Financial Services Group of $8,700. The $110,500 decrease in cash provided by the EE Group was primarily due to lower cash generated by the EE Groups' North American operations.

During fiscal 2000, cash flows used by operating activities totaled $16,700 compared to cash flows used by operating activities of $5,600 in 1999. The increase of $11,100 was primarily due to a $60,000 increase in the use of cash by the E&C Group and a $90,900 increase in the use of cash by the Corporate and Financial Services Group offset by a $139,800 change in the EE Group.

The Company's contracts in process and inventories increased by $39,800 during 2001 from $464,300 at December 29, 2000, to $504,100 at December 28, 2001. This
increase can be attributed to contract activity in the E&C Group of $35,800 primarily due to a higher level of contracts in process. In addition, accounts receivable increased by $57,100 in fiscal 2001 to $946,300 from $889,200 in fiscal 2000.

The Company's working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of the Company's contracts. Working capital needs have increased during the past several years as a result of the Company's satisfying requests from its customers for more favorable payment terms under contracts. Such requests generally include reduced advance payments and less favorable payment schedules to the Company.

In the third quarter of 1998, a subsidiary of the Company entered into a three-year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The credit risk of uncollectible accounts receivable has been transferred to the purchaser. The Company services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other deductions in the Consolidated Statement of Earnings and Comprehensive Income. The agreement contains certain covenants and provides for various events of termination. The Company has received a waiver under this receivables sale agreement and management is in discussions with its lenders regarding a replacement for this receivables sale arrangement as previously discussed. There can be no assurance that the Company will be able to negotiate further waivers or a replacement agreement. As of December 28, 2001 and December 29, 2000, $50,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade balance in the Consolidated Balance Sheet.

On January 13, 1999, FW Preferred Capital Trust I, a Delaware business trust issued $175,000 of Preferred Trust Securities. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year, beginning April 15, 1999. Such distributions may be deferred for periods up to five years during which time additional interest accrues at 9.0%. On January 15, 2002, the Company exercised its option under the Preferred Trust Securities to defer the distribution payable on that date. On April 2, 2002, the Company stated it will also exercise its option to defer the distribution payable on April 15, 2002. The maturity date of the Trust Preferred Securities is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004. The proceeds were used to reduce borrowing under the Company's Revolving Credit Agreement. See Note 9 to Financial Statements for further information regarding the Company's Revolving Credit Agreement.

In May and June 2001, the Company issued convertible subordinated notes in an aggregate principal amount of $210,000. The notes are due in 2007 and bear interest at 6.5% per annum, payable semi-annually on June 1 and December 1 of each year. The notes may be converted into common shares at an initial conversion rate of 62.3131 common shares per $1,000 principal amount or $16.05 per common share subject to adjustment under certain circumstances. The net proceeds of approximately $202,900 were used to repay advances outstanding under the Revolving Credit Agreement. Debt issuance costs are a component of interest expense over the term of the notes.

The Board of Directors of the Company discontinued the common stock dividend in July 2001.

The Company has contractual obligations comprised of bank loans, corporate and other debt, special purpose project debt, subordinated Robbins Facility exit funding obligations, convertible subordinated notes and preferred trust securities. The Company is also obligated under non-cancelable operating lease obligations. The aggregate maturities as of December 28, 2001, of these contractual obligations are as follows:

                                                   TOTAL      2002        2003        2004        2005        2006    THEREAFTER
                                                   -----      ----        ----        ----        ----        ----    ----------
Bank Loans .................................   $   20,244   $ 20,244
Corporate and other debt ...................      297,627    297,627
Special-purpose project debt ...............      226,056     88,201     $15,912     $13,913     $14,910    $15,799    $77,321
Subordinated Robbins Facility exit
    funding obligations.....................      110,340    110,340
Convertible subordinated notes .............      210,000    210,000
Preferred trust securities .................      175,000    175,000
Operating lease commitments ................      249,500     27,300      21,600      20,500      16,900     12,200    151,000
                                               ----------   --------     -------     -------     -------    -------    -------
Total Contractual Cash Obligations .........   $1,288,767   $928,712     $37,512     $34,413     $31,810    $27,999    $228,321
                                               ==========   ========     =======     =======     =======    =======    =======

In certain instances in its normal course of business, the Company has provided security for contract performance consisting of standby letters of credit, bank guarantees and surety bonds. As of December 28, 2001, such commitments and their period of expiration are as follows:

                                           TOTAL       LESS THAN 1 YEAR    1-2 YEARS         4-5 YEARS      OVER 5 YEARS
                                           -----       ----------------    ---------         ---------      ------------
Bank issued letters of
    credit and guarantees ...........   $  558,294       $  258,508        $  276,033       $   16,491       $    7,262
Surety bonds ........................      467,317          404,544            61,774               44              955
                                        ----------       ----------        ----------       ----------       ----------
Total Commitments ...................   $1,025,611       $  663,052        $  337,807       $   16,535       $    8,217
                                        ==========       ==========        ==========       ==========       ==========

The Company may experience difficulty in obtaining surety bonds on an unsecured basis in the future due to the changing view of sureties with respect to risk of loss given current market conditions and the Company's credit-related matter as discussed above. This may impact the Company's ability to secure new business.

The Company's liquidity has been negatively impacted by a number of claims against customers relating to projects that have been affected by a substantial scope of work changes and other adverse factors. The net exposure associated with these claims, which has accumulated over a period of time, approximated $135,000 as of December 28, 2001. While future collections of these claims will increase cash inflows, the timing of collection of such claims and recoverability is subject to considerable uncertainty as described in Note 1 to the Financial Statements.

In April 2001, the Company completed the sale of its interest in two hydrogen production plants in South America. The net proceeds from these transactions were approximately $40,000. An after tax loss of $5,000 was recorded in the second quarter relating to these sales.

In the fourth quarter of 2001, the Company sold a cogeneration facility located in Pennsylvania. Consideration for the transaction was approximately $40,000, which included $30,000 in assumption of debt. The sale resulted in an after-tax charge of $22,900. In addition, the Company sold certain equity interests located in Italy. Gross proceeds on the sale were approximately $14,100.

In the fourth quarter of 2000, a subsidiary of the Company sold 50 percent of its interest in Lomellina Energia S.r.l., a waste-to-energy facility located in northern Italy. Consequently, the transaction reduced the Company's net debt by approximately $130,000.

In the third quarter of 2000, a transaction was completed relating to the Petropower project in Chile which was essentially a monetization of the projected future cash flows of the project. The transaction resulted in an increase of approximately $42,500 of limited recourse debt and a similar decrease of corporate debt.

OTHER MATTERS

The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings cannot be estimated with certainty. As additional information concerning the estimates used by the Company becomes known, the Company reassesses its position both with respect to gain contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change relate to legal matters which are subject to change as events evolve and as additional information becomes available during the administration and litigation processes.

In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment design or plant construction. Based on its knowledge of the facts and circumstances relating to the Company's liabilities, if any, and to its insurance coverage, management of the Company believes that the disposition of such suits will not result in charges materially in excess of amounts provided in the accounts.

INFLATION

The effect of inflation on the Company's revenues and earnings is minimal. Although a majority of the Company's revenues are realized under long-term contracts, the selling prices of such contracts, established for deliveries in the future, generally reflect estimated costs to complete in these future periods. In addition, some contracts provide for price adjustments through escalation clauses.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are presented in accordance with generally accepted accounting principles. Highlighted below are the accounting policies that management considers significant to the understanding and operations of the Company's business.

REVENUE RECOGNITION

The Engineering and Construction Group records profits on long-term contracts on a percentage-of-completion basis on the cost to cost method. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contracts of the E&C Group are generally considered substantially complete when engineering is completed and/or field construction is completed. The Company includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs when the Company determines that it is responsible for the engineering specification, procurement and management of such cost components on behalf of the customer.

The Energy Equipment Group primarily records profits on long-term contracts on a percentage-of-completion basis determined on a variation of the efforts-expended and the cost-to-cost methods which include multiyear contracts that require significant engineering efforts and multiple delivery units. These methods are periodically subject to physical verification of the actual progress towards completion. Contracts of the EE Group are generally considered substantially complete when manufacturing and/or field erection is completed.

The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. The Company has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete long- term contracts indicate a loss, provision is made through a contract write-down for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years.

Certain special-purpose subsidiaries in the EE Group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the non-cancelable service contracts. The Company records revenues relating to debt repayment obligations on these contracts on a straight-line basis over the lives of the service contracts, and records depreciation of the facilities on a straight-line basis over the estimated useful lives of the facilities, after consideration of the estimated residual value.

CLAIMS RECOGNITION

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of the American Institute of Certified Public
Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by management's determination of the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor's performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded to the extent that contract costs relating to the claim have been incurred. The amounts recorded, if material, are disclosed in the notes to the financial statements. Costs attributable to claims are treated as costs of contract performance as incurred.

In the fourth quarter of 2001, the Company recorded $24,100 in after-tax contract-related charges as a result of claims reassessment conducted by the Company's legal staff in conjunction with outside counsel. The claims have been brought by the Company against its customers and many were in the process of being submitted for litigation or arbitration.

LONG-LIVED ASSET ACCOUNTING

The Company accounts for its long-lived assets, including those that it is considering monetizing, as assets to be held and used. It therefore uses an undiscounted cash flow analysis to assess impairment. Once a formal decision is made by management to sell an asset, a discounted cash flow methodology is utilized for such assessment.

In the first quarter 2002, the Company has entered a preliminary agreement of sale with a buyer for one of its waste to energy facilities. If the sale is consummated under the terms of the preliminary agreement, the Company will recognize a pre-tax loss on the sale of approximately $19,500.

INCOME TAXES

Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Investment tax credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. To the extent such credits are not currently utilized on the Company's tax return, deferred tax assets, subject to considerations about the need for a valuation allowance, are recognized for the carryforward amounts.

In the fourth quarter of 2001, the Company established a valuation allowance of $171,900 primarily for domestic deferred tax assets under the provisions of SFAS No. 109. Such action was required due to the losses from domestic operations experienced in the three most recent fiscal years. For statutory purposes, the majority of the deferred tax assets for which a valuation allowance is provided do not begin to expire until 2020 and beyond, based on the current tax laws. Based on the establishment of the valuation allowance, the Company does not anticipate recognizing a provision for income taxes on domestic operations in the near future.

ASBESTOS

The Company has recorded a liability related to probable losses on asbestos-related insurance claims of approximately $500,000 and an asset for probable recoveries in a similar amount, net of an $18,000 reserve. The liability is an estimate of future asbestos-related defense costs and indemnity payments which are based upon assumed average claim resolution costs applied against currently pending and estimated future claims. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending litigation with certain insurers, as well as recoveries under a funding arrangement with other insurers which covers claims brought between 1993 and June 12, 2001. The Company is currently in negotiations with its insurers regarding an arrangement for handling asbestos claims filed after June 12, 2001. The defense costs and indemnity payments are expected to be incurred over the next ten years.

Management of the Company has considered the asbestos litigation and the financial viability and legal obligations of its insurance carriers and believes that except for those insurers that have become or may become insolvent, for which a reserve has been provided, the insurers or their guarantors will continue to adequately fund claims and defense costs relating to asbestos litigation.

It should be noted that the estimates of the assets and liabilities related to asbestos claims and recovery are subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainty as to the ultimate number of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies currently involved in litigation, the Company's ability to recover from its insurers, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. If the number of claims received in the future exceeds the Company's estimate, it is likely that the costs of defense and indemnity will similarly exceed the Company's estimates.

A San Francisco, California jury returned a verdict on March 26, 2002 finding Foster Wheeler liable for $10,600 in the case of TODAK VS. FOSTER WHEELER CORPORATION. The case was brought against Foster Wheeler, the U.S. Navy and several other companies by a 59-year-old man suffering from mesothelioma which allegedly resulted from exposure to asbestos. The Company believes there was no credible evidence presented by the plaintiff that he was exposed to asbestos contained in a Foster Wheeler product. In addition, the verdict was clearly excessive and should be set aside or reduced on appeal. The Company intends to move to set aside this verdict. Management of the Company believes the financial obligation that may ultimately result from entry of a judgment in this case will be paid by insurance.

ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 stipulates that goodwill should no longer be amortized and instead be subject to impairment assessment.

The provisions of SFAS 142 are required to be applied effective December 29, 2001. The Company anticipates that there will be an impairment of $25,000 after tax relating to a waste-to-energy facility that will be recorded in 2002. While no additional charges are currently anticipated, the Company is still in the process of evaluating the impact of the adoption of SFAS 142. The Company will also discontinue the recording of goodwill amortization as is required which approximates $8,000 annually.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of the adoption of this new statement.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses the accounting for long-lived assets to be disposed of by sale and resolves significant implementation issues relating to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of this statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Impairment of long-lived assets will be reassessed in the first quarter of 2002 upon implementation of SFAS 144 which incorporates probability weighting of undiscounted cash flow assumptions. The Company is currently assessing the impact of the adoption of this new statement.

SAFE HARBOR STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-K and other reports and oral statements made by representatives of the Company from time to time may contain forward-looking statements that are based on management's assumptions, expectations and projections about the Company and the various industries within which the Company operates. These include statements regarding the Company's expectation regarding revenues (including as expressed by its backlog), its liquidity and the outcome of negotiations with financing sources, the outcome of litigation and legal proceedings and recoveries from customers for claims. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Company cautions that a variety of factors, including but not limited to the factors described under Item 1. "Business - Risk Factors of the Business" and the following, could cause business conditions and results to differ materially from what is contained in forward looking statements:

      o changes in the rate of economic growth in the United States and other major international economies,

      o changes in investment by the power, oil & gas, pharmaceutical, chemical/petrochemical and environmental industries;

      o   changes in regulatory environment;

      o   changes in project schedules;

      o   errors in estimates made by the Company of costs to complete projects;

      o   changes in trade, monetary and fiscal policies worldwide;

      o   currency fluctuations;

      o terrorist attacks on facilities either owned or where equipment or services are or may be provided;

      o outcomes of pending and future litigation, including litigation regarding the Company's liability for damages and insurance coverage for asbestos exposure;

      o protection and validity of patents and other intellectual property rights;

      o   increasing competition by foreign and domestic companies;

      o   negotiation   of  a  long-term   extension  of  the  existing   credit
          facilities;

      o   monetization of certain Power System facilities; and

      o   recoverability of claims against customers.

Other factors and assumptions not identified above were also involved in the derivition of these forward-looking statements and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company. The reader should consider the areas of risk described above in connection with any forward-looking statements that may be made by the Company.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The reader is advised, however, to consult any additional disclosures the Company makes in proxy statements, quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K filed with the Securities and Exchange Commission.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (THOUSANDS OF DOLLARS)

Management's strategy for managing transaction risks associated with currency fluctuations is for each operating unit to enter into derivative transactions, such as foreign currency exchange contracts, to hedge its exposure on contracts into the operating unit's functional currency. The Company utilizes all such financial instruments solely for hedging. Company policy prohibits the speculative use of such instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to such financial instruments. To minimize this risk, the Company enters into these financial instruments with financial institutions that are primarily rated A or better by Standard & Poor's or A2 or better by Moody's. Management believes that the geographical diversity of the Company's operations mitigates the effects of the currency translation exposure. No significant unhedged assets or liabilities are maintained outside the functional currency of the operating subsidiaries. Accordingly, translation exposure is not hedged.

Interest Rate Risk - The Company is exposed to changes in interest rates primarily as a result of its borrowings under its Revolving Credit Agreement, bank loans and its variable rate project debt. If market rates average 1% more in 2002 than in 2001, the Company's interest expense would increase, and income before tax would decrease by approximately $1,700. This amount has been determined by considering the impact of the hypothetical interest rates on the Company's variable-rate balances as of December 28, 2001. In the event of a significant change in interest rates, management would likely take action to further mitigate its exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Foreign Currency Risk - The Company has significant overseas operations. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. This results in a mitigation of the potential impact of earnings fluctuations as a result of changes in foreign exchange rates. In addition in order to further mitigate risks associated with foreign currency fluctuations for long-term contracts not negotiated in the affiliates functional currency, the affiliates of the Company enter into foreign currency exchange contracts to hedge the exposed contract value back to their functional currency.

At December 28, 2001, the Company's primary foreign currency exposures and contracts are set forth below:

                                                                                    Notional Amount        Notional Amount
               Currency                   Currency                Foreign             of Forward             of Forward
                Hedged                    Against            Currency Exposure       Buy Contracts         Sell Contracts

     Euro and legacy currencies       US dollar                  $ 136,547              $ 134,806               $  1,741
                                      Swedish krona                 17,244                 17,244                      -
     Japanese yen                     US dollar                     11,255                      -                 11,255
                                      Euro                             513                    513                      -
                                      British pound                    419                      -                    419
     US dollar                        Polish zloty                  23,809                      -                 23,809
                                      Euro                          70,433                 14,154                 56,279
                                      British pound                  9,545                      -                  9,545

     Swiss franc                      Euro                          53,624                 53,624                      -
     Singapore dollar                 Euro                           5,716                      -                  5,716
                                      US dollar                      2,446                      -                  2,446
     Other                            Other                         10,288                  4,019                  6,269

The fair value of these contracts as of December 28, 2001 was $5,900. Fair value of the contracts was determined based on published market prices. The difference between the fair value as of December 28, 2001 and the fair value at contract inception of $0 of the forward buy and sell contracts resulted in a net of tax gain of $3,834 which is recorded in other comprehensive income as of December 28, 2001. Increases in fair value of the forward sell contracts result in losses while fair value increases of the forward buy contracts result in gains. These contracts mature between 2002 and 2004. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currency or other currencies for which they have payment obligations to third parties. The Company does not enter into foreign currency contracts for speculative purposes.

See Note 10 to the Financial Statements for further information regarding derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Financial Statements

                                                                                            PAGES
                                                                                            -----
        Report of Independent Accountants...............................................      35

        Consolidated Statement of Earnings and Comprehensive Income for each
              of the three years in the period ended December 28, 2001..................      36

        Consolidated Balance Sheet at December 28, 2001 and
              December 29, 2000       ..................................................      37

        Consolidated Statement of Changes in Shareholders' Equity for each
              of the three years in the period ended December 28, 2001..................      38

        Consolidated Statement of Cash Flows for each of the three years in
              the period ended December 28, 2001........................................      39

        Notes to Consolidated Financial Statements...................................... 40 - 76

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Foster Wheeler Ltd. and its subsidiaries (the "Company") at December 28, 2001 and December 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company was out of compliance with its debt covenants as of December 28, 2001 and was unable to finalize amended agreements or obtain waivers for the defaults beyond April 30, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 10 to the financial statements, effective December 30, 2000, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities."


PricewaterhouseCoopers LLP
Florham Park, New Jersey
January 29, 2002, except for
Note 1, for which the date is April 12, 2002.

                      FOSTER WHEELER LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               2001                  2000                  1999
                                                                               ----                  ----                  ----
REVENUES:
     Operating revenues.........................................            $ 3,315,314            $3,891,361            $3,867,030
     Other income (including interest:
         2001-$9,060; 2000-$15,737; 1999-$13,576)...............                 77,160                77,994                77,044
                                                                            ------------           -----------         ------------

         Total Revenues.........................................              3,392,474             3,969,355             3,944,074
                                                                            ------------           -----------         ------------

COSTS AND EXPENSES:
     Cost of operating revenues.................................              3,164,025             3,565,147             3,569,196
     Selling, general and administrative expenses...............                222,532               219,353               235,549
     Other deductions ..........................................                122,395                41,721                42,654
     Robbins Facility write-down................................                      -                 -                   214,000
     Minority interest..........................................                  5,043                 3,857                 2,988
     Interest expense...........................................                 68,734                67,504                55,032
     Dividends on preferred security of subsidiary trust........                 15,750                15,750                15,181
                                                                            ------------           -----------         ------------

         Total Costs and Expenses...............................              3,598,479             3,913,332             4,134,600
                                                                            ------------           -----------         ------------

(Loss)/earnings before income taxes.............................               (206,005)               56,023              (190,526)

Provision/(benefit) for income taxes............................                103,138                16,529               (46,891)
                                                                            ------------           -----------         ------------

Net (loss)/earnings.............................................               (309,143)               39,494              (143,635)

Other comprehensive (loss)/income
     Cumulative effect of prior years (to December 29,2000)
         of a change in accounting principle for derivative
         instruments designated as cash flow hedges.............                  6,300                     -                     -
     Change in gain on derivative instruments designated as cash
         flow hedges............................................                 (2,466)                    -                     -
     Foreign currency translation adjustment....................                (10,191)              (19,988)              (30,870)
     Minimum pension liability adjustment
         (net of tax benefits:  2001 - $0; 2000 - $12,000) .....                (36,770)              (21,500)                    -
                                                                            ------------           -----------         ------------

     Comprehensive loss.........................................            $  (352,270)            $  (1,994)         $   (174,505)
                                                                            ============            ==========         =============

(Loss)/earnings per share:
     Basic......................................................               $ (7.56)                 $ .97              $(3.53)
                                                                               ========                 =====              =======
     Diluted....................................................               $ (7.56)                 $ .97              $(3.53)
                                                                               ========                 =====              =======

Shares outstanding:
     Basic:
         Weighted average number of shares outstanding..........                 40,876                40,798                40,742
     Diluted:
         Effect of stock options................................                     --                     7                    --
                                                                            -----------             ---------         -------------

     Total diluted..............................................                 40,876                40,805                40,742
                                                                            ===========             =========            ==========

   See notes to financial statements.

                      FOSTER WHEELER LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     DECEMBER 28, 2001      DECEMBER 29, 2000
                                      ASSETS                                         -----------------      -----------------
CURRENT ASSETS:
     Cash and cash equivalents..............................................              $  224,020            $     191,893
     Short-term investments.................................................                     271                    1,816
         Accounts and notes receivable:
         Trade..............................................................                 726,556                  699,965
         Other..............................................................                 219,788                  189,201
     Contracts in process...................................................                 493,599                  453,309
     Inventories............................................................                  10,529                   11,020
     Prepaid, deferred and refundable income taxes..........................                  52,084                   50,316
     Prepaid expenses.......................................................                  27,529                   25,456
                                                                                         -----------            -------------
         Total current assets...............................................               1,754,376                1,622,976
                                                                                         -----------            -------------
Land, buildings and equipment...............................................                 728,012                  865,349
Less accumulated depreciation...............................................                 328,814                  370,315
                                                                                         -----------            -------------
         Net book value.....................................................                 399,198                  495,034
                                                                                         -----------            -------------
Notes and accounts receivable - long-term...................................                  65,373                   76,238
Investment and advances.....................................................                  84,514                  120,551
Intangible assets, net......................................................                 274,543                  288,135
Prepaid pension cost and benefits...........................................                 122,407                  189,261
Other, including insurance recoveries.......................................                 611,113                  588,474
Deferred income taxes.......................................................                   4,855                   96,859
                                                                                         -----------            -------------
         TOTAL ASSETS.......................................................             $ 3,316,379            $   3,477,528
                                                                                         ===========            =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current installments on long-term debt.................................            $     12,759            $      19,876
     Bank loans.............................................................                  20,244                  103,479
     Corporate and other debt...............................................                 297,627                        -
     Special-purpose project debt...........................................                  75,442                        -
     Subordinated Robbins exit funding obligations..........................                 110,340                        -
     Convertible subordinated notes.........................................                 210,000                        -
     Mandatorily redeemable preferred securities of subsidiary trust holding
         solely junior subordinated deferrable interest debentures..........                 175,000                        -
     Accounts payable.......................................................                 408,581                  405,707
     Accrued expenses.......................................................                 369,187                  302,808
     Estimated costs to complete long-term contracts........................                 580,766                  521,277
     Advance payments by customers..........................................                  65,417                   62,602
     Income taxes...........................................................                  63,257                   38,854
                                                                                         -----------            -------------
         Total current liabilities..........................................               2,388,620                1,454,603
                                                                                         -----------            -------------
Corporate and other debt less current installments..........................                       -                  306,001
Special-purpose project debt less current installments......................                 137,855                  255,304
Deferred income taxes.......................................................                  40,486                   15,334
Postretirement and other employee benefits other than pensions..............                 121,600                  159,667
Other long-term liabilities and minority interest...........................                 620,271                  637,190
Subordinated Robbins Facility exit funding obligations......................                       -                  110,340
Mandatorily redeemable preferred securities of subsidiary trust holding solely
     junior subordinated deferrable interest debentures.....................                       -                  175,000
                                                                                         -----------            -------------
         TOTAL LIABILITIES..................................................               3,308,832                3,113,439
                                                                                         -----------            -------------
SHAREHOLDERS' EQUITY:
Preferred Stock
     Authorized 1,500,000 shares, no par value - none outstanding...........                       -                        -
Common Stock
     $1.00 par value; authorized 160,000,000 shares; issued:
         2001-40,771,560 and 2000-40,747,668................................                  40,772                   40,748
Paid-in capital.............................................................                 201,390                  200,963
Retained earnings (deficit).................................................                 (72,781)                 241,250
Accumulated other comprehensive loss........................................                (161,834)                (118,707)
                                                                                         ------------           --------------
                                                                                               7,547                  364,254
Less cost of treasury stock (shares: 2000-24,616)...........................                       -                      165
                                                                                         -----------            -------------
     TOTAL SHAREHOLDERS' EQUITY.............................................                   7,547                  364,089
                                                                                         -----------            -------------
         TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY........................................................             $ 3,316,379             $  3,477,528
                                                                                         ===========            =============

See notes to financial statements.

                      FOSTER WHEELER LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        2001               2000              1999
                                                                                        ----               ----              ----
COMMON STOCK
   Balance at beginning of year ..............................................        $  40,748         $  40,748         $  40,748
   Sold under stock options: (shares: 2001-66) ...............................               66              --                --
   Bermuda reorganization ....................................................              (42)             --                --
                                                                                      ---------         ---------         ---------

   Balance at end of year ....................................................           40,772            40,748            40,748
                                                                                      ---------         ---------         ---------

PAID-IN CAPITAL
   Balance at beginning of year ..............................................          200,963           201,043           201,158
   Stock option exercise price less par value ................................              561              --                --
   Excess of cost of treasury stock or common stock issued
      under incentive and other plans over market value ......................                6               (80)             (115)
   Bermuda reorganization ....................................................             (140)             --                --
                                                                                      ---------         ---------         ---------

   Balance at end of year ....................................................          201,390           200,963           201,043
                                                                                      ---------         ---------         ---------

RETAINED EARNINGS
   Balance at beginning of year ..............................................          241,250           211,529           377,147
   Net (loss)/earnings for the year ..........................................         (309,143)           39,494          (143,635)
   Cash dividends paid:
   Common (per share outstanding: 2001-$.12;2000-$.24; 1999-$.54) ............           (4,888)           (9,773)          (21,983)
                                                                                      ---------         ---------         ---------

   Balance at end of year ....................................................          (72,781)          241,250           211,529
                                                                                      ---------         ---------         ---------

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year .................................................         (118,707)          (77,219)          (46,349)
   Cumulative effect on prior years (to December 29,2000) of
             a change in accounting principle for derivative
             instruments designated as cash flow hedges ......................            6,300              --                --
   Change in net gain on derivative instruments designated
         as cash flow hedges .................................................           (2,466)             --                --
   Change in accumulated translation adjustment
         during the year .....................................................          (10,191)          (19,988)          (30,870)
   Minimum pension liability, (net of tax benefits:
         2001-$0; 2000-$12,000) ..............................................          (36,770)          (21,500)             --
                                                                                      ---------         ---------         ---------

   Balance at end of year ....................................................         (161,834)         (118,707)          (77,219)
                                                                                      ---------         ---------         ---------

TREASURY STOCK
   Balance at beginning of year ..............................................              165               238               586
   Common stock acquired for Treasury: (shares: 2001-3,000;
         2000-28,391; 1999-71,000) ...........................................               37               154               860
   Shares issued under incentive and other plans (shares:
         2001-3,008; 2000-20,556; 1999-85,023) ...............................              (20)             (227)           (1,208)
   Bermuda reorganization ....................................................             (182)             --                --
                                                                                      ---------         ---------         ---------

   Balance at end of year ....................................................             --                 165               238
                                                                                      ---------         ---------         ---------

   TOTAL SHAREHOLDERS' EQUITY ................................................        $   7,547         $ 364,089         $ 375,863
                                                                                      =========         =========         =========

See notes to financial statements.

                      FOSTER WHEELER LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                                      2001                2000               1999
                                                                                      ----                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/ earnings ......................................................         $(309,143)         $  39,494          $(143,635)
Adjustments to reconcile net(loss)/earnings to cash flows
   from operating activities:
   Provision for Restructuring ............................................            41,570               --                 --
   Depreciation and amortization ..........................................            55,750             57,716             60,448
   Noncurrent deferred tax ................................................           117,544             (2,666)           (84,597)
   Loss/(gain) on sale of land, building and equipment ....................            30,126            (14,843)            (5,824)
   Equity earnings, net of dividends ......................................            (4,658)            (8,882)           (11,002)
   Robbins Resource Recovery Facility charge ..............................              --                 --              214,000
   Other noncash items ....................................................            (4,331)            (5,702)             6,382
Changes in assets and liabilities: ........................................              --                 --
   Receivables ............................................................           (68,507)            (7,665)          (132,264)
   Sales of receivables ...................................................              --                 --               11,600
   Contracts in process and inventories ...................................           (39,944)           (64,938)            44,251
   Accounts payable and accrued expenses ..................................            38,822             35,841            (15,317)
   Estimated costs to complete long-term contracts ........................            59,374            (54,500)            77,402
   Advance payments by customers ..........................................             5,399             19,082            (11,334)
   Income taxes ...........................................................           (14,265)           (17,613)           (18,890)
   Other assets and liabilities ...........................................             3,582              7,932              3,160
                                                                                    ---------          ---------          ---------
   Net cash used by operating activities ..................................           (88,681)           (16,744)            (5,620)
                                                                                    ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ...................................................           (33,998)           (45,807)          (128,086)
   Proceeds from sale of properties .......................................            59,672             56,703            142,569
   Decrease in investments and advances ...................................            16,008             12,122              1,893
   Decrease in short-term investments .....................................             1,530             15,230             43,923
   Minority interest distribution .........................................            (1,367)            (2,599)            (4,385)
                                                                                    ---------          ---------          ---------
   Net cash provided by investing activities ..............................            41,845             35,649             55,914
                                                                                    ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends to common Shareholders .......................................            (4,888)            (9,773)           (21,983)
   Repurchase of common stock .............................................               (37)              (154)              (860)
   Proceeds from convertible subordinated notes ...........................           202,912               --                 --
   Proceeds from the exercise of stock options ............................               627               --                 --
   (Decrease)/increase in short-term debt .................................           (82,032)            44,876            (37,254)
   Mandatorily redeemable preferred securities of
      subsidiary trust holding solely junior subordinated
      deferrable interest debentures ......................................              --                 --              169,178
   Proceeds from long-term debt ...........................................           185,042             43,168             56,797
   Repayment of long-term debt ............................................          (214,724)           (88,151)          (209,868)
                                                                                    ---------          ---------          ---------
   Net cash provided/(used) by financing activities .......................            86,900            (10,034)           (43,990)
                                                                                    ---------          ---------          ---------
Effect of exchange rate changes on cash and cash equivalents ..............            (7,937)            12,754            (16,104)
                                                                                    ---------          ---------          ---------
INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS ............................................................            32,127             21,625             (9,800)
Cash and cash equivalents at beginning of year ............................           191,893            170,268            180,068
                                                                                    ---------          ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR ..................................         $ 224,020          $ 191,893          $ 170,268
                                                                                    =========          =========          =========
Cash paid during the year for:
   Interest (net of amount capitalized) ...................................         $  60,543          $  69,551          $  58,799
   Income taxes ...........................................................         $  15,543          $  33,551          $  30,526

See notes to financial statements.

                               FOSTER WHEELER LTD.
                          NOTES TO FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


1. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of assets and the satisfaction of liabilities in the normal course of business is dependent on the Company maintaining credit facilities adequate to conduct its business. The Company has in place a Revolving Credit Agreement with a consortium of banks. The Company has received a series of waivers from the required lenders under its Revolving Credit Agreement of certain covenant violations thereunder. The waivers extend through April 30, 2002, subject to the Company's ongoing satisfaction of certain conditions. The Company is in negotiations with the lenders under its Revolving Credit Agreement to replace the current Revolving Credit Agreement with a new or amended credit facility.

If a new or amended senior credit facility is not completed, the lenders under the Revolving Credit Agreement would have the ability to accelerate the payment of amounts borrowed thereunder ($140,000 as of March 29, 2002) and to require the Company to cash collateralize standby letters of credit outstanding thereunder ($93,000 as of March 29, 2002).

It is unlikely that the Company would be able to repay amounts borrowed or cash collateralize standby letters of credit issued under the Revolving Credit Agreement if the banks were to exercise their right to accelerate payment dates. Failure by the Company to repay such amounts under the Revolving Credit
Agreement would have a material adverse effect on the Company's financial condition and operations and result in defaults under the terms of the Company's following indebtedness: the Senior Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the subordinated Robbins Facility exit funding obligations, and certain of the special-purpose project debt which would allow such debt to be accelerated. It is unlikely that the Company would be able to repay such indebtedness.

There can be no assurance that the Company will receive further extensions of the waiver from the required lenders under the Revolving Credit Agreement or that the Company will be able to enter into a new or amended credit facility.

The Company also has in place a receivables sale arrangement pursuant to which the Company has sold receivables totaling $50,000. The bank that is party to this financing has elected to terminate the agreement in accordance with its terms. Notwithstanding the election to terminate the agreement, the bank has provided extensions while the Company negotiates with other providers to replace this financing.

The Company is also a lessee under an operating lease financing agreement relating to a corporate office building in the amount of $33,000 with a consortium of banks. The lease financing facility matured on February 28, 2002. The banks that are party to that agreement have provided forbearance through April 30, 2002 while the Company is negotiating with another financial institution to replace this lease financing.

There can be no assurance that the Company will be able to negotiate extensions of the receivables sale arrangement or the lease financing forbearance or that the Company will be able to enter into replacement facilities for either the receivables sale arrangement or the lease financing. Failure by the Company to make the payments required upon expiration of the receivables sale arrangement or lease financing forbearance would have a material adverse effect on the Company's financial condition and operations.

The above factors raise substantial doubts about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has initiated a comprehensive plan to enhance cash generation and to improve profitability. The operating performance portion of the plan concentrates on the quality and quantity of backlog, the execution of projects in order to achieve or exceed the profit and cash targets and the optimization of all non-project related cash sources and uses. In connection with this plan a group of outside consultants has been hired for the purpose of carrying out a performance improvement intervention. The Company's current Chief Executive Officer has utilized this approach on several previous occasions with significant success. The tactical portion of the performance improvement intervention concentrates on booking current prospects, executing twenty-two "high leverage projects" and generating incremental cash from high leverage opportunities such as overhead reductions, procurement and accounts receivable. The systemic portion of the performance improvement intervention concentrates on sales effectiveness, estimating, bidding and project execution procedures.

While there is no assurance that funding will be available to execute its plan to enhance cash generation and to improve profitability, the Company is continuing to seek financing to support the plan and its ongoing operations. To date, the Company has been able to obtain sufficient financing to support its ongoing operations. At the same time, the Company has initiated a liquidity action plan, which focuses on accelerating the collection of receivables, claims recoveries and asset sales.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Foster Wheeler Ltd. and all significant domestic and foreign subsidiary companies. All significant intercompany transactions and balances have been eliminated.

The Company's fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations. For domestic operations, the years 2001 and 2000 included 52 weeks while the year 1999 included 53 weeks.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, asbestos litigation and expected recoveries and contingencies, among others. As of December 28, 2001 and December 29, 2000, costs of approximately $135,000 and $175,000, respectively, were included in assets, primarily in receivables and contracts in process, representing amounts expected to be realized from claims to customers. The reduction was due to a settlement of a claim and the reassessment of the collectibility of other claims based on current facts.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of the American Institute of Certified Public
Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor's performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. The amounts recorded, if material, are disclosed in the notes to the financial statements. Costs attributable to claims are treated as costs of contract performance as incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings. Management believes that these matters will be resolved without a material effect on the Company's financial position or results of operations.

REVENUE RECOGNITION ON LONG-TERM CONTRACTS - The Engineering and Construction Group records profits on long-term contracts on a percentage-of-completion basis on the cost to cost method. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contracts of the E&C Group are generally considered substantially complete when engineering is completed and/or field construction is completed. The Company includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs when the Company determines that it is responsible for the engineering specification, procurement and management of such cost components on behalf of the customer.

The Energy Equipment Group primarily records profits on long-term contracts on a percentage-of-completion basis determined on a variation of the efforts-expended and the cost-to-cost methods, which include multiyear contracts that require significant engineering efforts and multiple delivery units. These methods are periodically subject to physical verification of the actual progress towards completion. Contracts of the EE Group are generally considered substantially complete when manufacturing and/or field erection is completed.

The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. The Company has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years.

Certain special-purpose subsidiaries in the EE Group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the non-cancelable service contracts. The Company records revenues relating to debt repayment obligations on these contracts on a straight-line basis over the lives of the service contracts, and records depreciation of the facilities on a straight-line basis over the estimated useful lives of the facilities, after consideration of the estimated residual value.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less.

SHORT-TERM INVESTMENTS - Short-term investments consist primarily of bonds of foreign governments and are classified as available for sale under FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Realized gains and losses from sales are based on the specific identification method. For the years ended 2001, 2000 and 1999, unrealized gains and losses were immaterial. The proceeds from sales of short-term investments for 2001, 2000 and 1999 were $2,000, $15,000 and $15,000, respectively. The gain/(loss) on sales for the years ended 2001, 2000 and 1999 were $0, $600 and $(250), respectively.

TRADE ACCOUNTS RECEIVABLE - In accordance with terms of long-term contracts, certain percentages of billings are withheld by customers until completion and acceptance of the contracts. Final payments of all such amounts withheld, which might not be received within a one-year period, are indicated in Note 3. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets.

ACCOUNTS AND NOTES RECEIVABLE OTHER - Non-trade accounts and notes receivable consist primarily of insurance claims receivable ($105,200 in 2001 and $75,100 in 2000), foreign refundable value-added tax ($13,400 in 2001 and $15,800 in
2000) and amounts receivable due to the cancellation of the company-owned life insurance plan ($22,000 in 2001 and $0 in 2000).

LAND, BUILDINGS AND EQUIPMENT - Depreciation is computed on a straight-line basis using composite estimated lives ranging from 10 to 50 years for buildings and from 3 to 35 years for equipment. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in earnings.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of the adoption of this new statement.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses the accounting for long-lived assets to be disposed of by sale and resolves significant implementation issues relating to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of this statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Impairment of long-lived assets will be reassessed in the first quarter of 2001 upon implementation of SFAS 144 which incorporates probability weighting of undiscounted cash flow assumptions. The Company is currently assessing the impact of the adoption of this new statement.

INVESTMENTS AND ADVANCES - The Company uses the equity method of accounting for investment ownership of between 20% and 50% in affiliates unless significant economic considerations indicate that the cost method is appropriate. The equity method is also used for investments in which ownership is greater than 50% when the Company does not have a controlling financial interest. Investment ownership of less than 20% in affiliates is carried at cost. Currently, all of the Company's significant investments in affiliates are recorded using the equity method.

INCOME TAXES - Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Investment tax credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. To the extent such credits are not currently utilized on the Company's tax return, deferred tax assets, subject to considerations about the need for a valuation allowance, are recognized for the carryforward amounts.

Provision is made for Federal income taxes which may be payable on foreign subsidiary earnings to the extent that the Company anticipates they will be remitted. Unremitted earnings of foreign subsidiaries which have been, or are intended to be, permanently reinvested (and for which no Federal income tax has been provided) aggregated $336,700 as of December 28, 2001. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

FOREIGN CURRENCY TRANSLATION - Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and income and expenses and cash flows at monthly weighted average rates. Foreign currency transaction gains for 2001, 2000 and 1999 were approximately $3,400, $6,100 and $4,100, respectively ($2,200, $4,000 and $2,700 net of taxes). The Company enters into foreign exchange contracts in its management of foreign currency exposures. Changes in the fair value of derivative contracts that qualify as designated cashflow hedges are deferred until the hedged forecasted transaction affects earnings. Amounts receivable (gains) or payable (losses) under foreign exchange hedges are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts. The Company utilizes foreign exchange contracts solely for hedging purposes. Corporate policy prohibits the speculative use of financial instruments.

INVENTORIES - Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average cost method.

INTANGIBLE ASSETS - Intangible assets for 2001 and 2000 consist principally of the excess of cost over the fair value of net assets acquired (goodwill) ($200,152 and $208,892), trademarks ($49,594 and $52,158) and patents ($24,797 and $27,085), respectively. These assets are being amortized on a straight-line basis over periods of 12 to 40 years. The Company periodically evaluates goodwill on a separate operating unit basis to assess recoverability and impairments, if any, are recognized in earnings. In the event facts and circumstances indicate that the carrying amount of goodwill associated with an investment is impaired, the Company reduces the carrying amount to an amount representing the estimated undiscounted future cash flows before interest to be generated by the operation.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 stipulates that goodwill should no longer be amortized and instead should be subject to impairment assessment.

The provisions of SFAS 142 are required to be applied effective December 29, 2001. The Company intends to utilize the two-step method described in SFAS 142 for purposes of determining the amount of goodwill impairment and the one-step method of determining the impairment for indefinite-lived intangible assets. The Company anticipates that there will be an impairment of $25,000 after-tax relating to a waste-to-energy facility that will be recorded in 2002. While no additional charges are anticipated, the Company is still in the process of evaluating the impact of the adoption of SFAS 142. The Company will also discontinue the recording of goodwill amortization as is required which approximates $8,000 annually.

EARNINGS PER SHARE - Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed based on the basic plus the dilution of stock options. On April 26, 1999, the Company adopted a Directors Deferred Compensation and Stock Award Plan (the "Plan"). Under the Plan, each non-employee director is credited annually with share units of the Company's common stock. In addition, each non-employee director may elect to defer receipt of compensation for services rendered as a director, which deferred amount is credited to his or her account in the form of share units. The Company makes a supplemental contribution equal to 15% of the deferred amount. For the years ended December 28, 2001, December 29, 2000, and December 31, 1999, 41,091, 53,443 and 34,832 share units, respectively, were credited in participants' accounts and are included in the calculation of basic earnings per share. The shares related to the convertible notes offering were not included in the computation due to their antidilutive effect.

3. RESEARCH AND DEVELOPMENT

For the years 2001, 2000 and 1999,  approximately $12,300,  $12,000 and $12,500, respectively, were spent on Company-sponsored research activities. During the same periods, approximately $39,200, $27,600 and $27,100, respectively, were spent on customer-sponsored research activities.

4. ACCOUNTS AND NOTES RECEIVABLE

The following tabulation shows the components of trade accounts and notes receivable:

                                                                December 28,        December 29,
                                                                    2001                2000
                                                                    ----                ----
     From long-term contracts:
       Amounts billed due within one year...................     $  452,367          $  418,285
                                                               ------------          ----------
     Retention:
        Billed:
            Estimated to be due in:
            2001............................................              -              71,912
            2002............................................         65,631              27,573
            2003............................................         18,059              41,079
            2004............................................         22,246               8,270
            2005............................................          2,485                   -
                                                               ------------           ---------
            Total billed....................................        108,421             148,834
                                                               ------------           ---------

        Unbilled:
            Estimated to be due in:
            2001............................................              -              93,158
            2002............................................        127,046              12,459
            2003............................................          9,538                   -
                                                               ------------           ---------
            Total unbilled..................................        136,584             105,617
                                                               ------------           ---------
            Total retentions................................        245,005             254,451
                                                               ------------           ---------
            Total receivables from long-term contracts......        697,372             672,736
     Other trade accounts and notes receivable..............         32,172              30,608
                                                               ------------           ---------
                                                                    729,544             703,344

     Less, allowance for doubtful accounts..................          2,988               3,379
                                                               ------------           ---------
                                                                 $  726,556           $ 699,965
                                                               ============           =========

In the third quarter of 1998, a subsidiary of the Company entered into a three-year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The credit risk of uncollectible accounts receivable has been transferred to the purchaser. The Company services, administers and collects the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement are equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and are included in other deductions, in the Consolidated Statement of Earnings and Comprehensive Income. The agreement contains certain covenants and provides for various events of termination. As of December 28, 2001 and December 29, 2000, $50,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable - trade balance in the Consolidated Balance Sheet. The bank that is party to this financing has elected to terminate the agreement in accordance with its terms. Notwithstanding the election to terminate the agreement, the bank has provided extensions while the Company negotiates with other providers to replace this financing.

Refer to Note 1 for information regarding the Company's ability to continue as a going concern including the extension of the receivables sale agreement discussed above and the status of bank negotiations.

5.  CONTRACTS IN PROCESS AND INVENTORIES

Costs of contracts in process and inventories considered in the determination of cost of operating revenues are shown below:

                                                         2001            2000
INVENTORIES                                              ----            ----
-----------
    Materials and supplies ...................          $10,190          $10,663
    Finished goods ...........................              339              357
                                                        -------          -------
                                                        $10,529          $11,020
                                                        =======          =======

The following tabulation shows the elements included in contract in process as related to long-term contracts:

CONTRACTS IN PROCESS                                     2001            2000
--------------------                                     ----            ----
Costs plus accrued profits less
    earned revenues on contracts
    currently in process .......................       $638,238         $633,178
Less, progress payments ........................        144,639          179,869
                                                       --------         --------
                                                       $493,599         $453,309
                                                       ========         ========

6.  LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment are stated at cost and are set forth below:

                                                         2001            2000
                                                         ----            ----

Land and land improvements ...................         $ 21,261         $ 16,057
Buildings ....................................          104,869          109,099
Equipment ....................................          598,047          728,390
Construction in progress .....................            3,835           11,803
                                                       --------         --------
                                                       $728,012         $865,349
                                                       ========         ========

Depreciation expense for the years 2001, 2000 and 1999 was $44,348, $46,388 and $51,282, respectively.

7.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

PENSION BENEFITS -Domestic and foreign subsidiaries of the Company have several pension plans covering substantially all full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation; the domestic plans are noncontributory. Effective January 1, 1999, a new cash balance program was established. The pension benefit under the previous formulas remain the same for current employees if so elected, however, new employees will be offered only the cash balance program. The cash balance plan resembles a savings account. Amounts are credited based on age and a percentage of earnings. At termination or retirement, the employee receives the balance in the account in a lump-sum. Under the cash balance program, future increases in employee earnings will not apply to prior service costs. It is the Company's policy to fund the plans on a current basis to the extent deductible under existing Federal tax regulations. Such contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future. The Company also has a non-qualified, unfunded supplemental executive retirement plan which covers certain employees.

Through the year ended December 28, 2001, the Company recognized a cumulative minimum liability in its financial statements for a certain underfunded plan in the amount of $70,270 resulting in a pre-tax charge to Other Comprehensive Income. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

Domestic subsidiaries of the Company have a 401(k) plan for salaried employees. The Company, for the years 2001, 2000 and 1999, contributed a 50% match of the first 6% of base pay of employee contributions, subject to the annual IRS limit which amounted to a cost of $5,008, $5,599 and $5,200, respectively.

OTHER BENEFITS - In addition to providing pension benefits, some of the Company's domestic subsidiaries provide certain health care and life insurance benefits for retired employees. Employees may become eligible for these benefits if they qualify for and commence normal or early retirement pension benefits as defined in the pension plan while working for the Company. Benefits are provided through insurance companies.

The following chart contains the disclosures for pension and other benefits for the years 2001, 2000 and 1999.

                                                                    PENSION BENEFITS                    OTHER BENEFITS
                                                                    ----------------                    --------------
                                                                 2001              2000              2001              2000
                                                                 ----              ----              ----              ----
PROJECTED BENEFIT OBLIGATION (PBO)
    PBO at beginning of period .........................      $ 601,819         $ 586,969         $  79,649         $  77,236
    Service cost .......................................         27,248            28,013               996             1,248
    Interest cost ......................................         37,856            37,643             7,227             5,905
    Plan participants contributions ....................          4,004             4,003              --                 813
    Plan amendments ....................................          1,973               175              (422)             --
    Actuarial loss/(gain) ..............................         11,161             8,578            21,032             2,111
    Benefits paid ......................................        (42,091)          (35,470)           (8,423)           (7,664)
    Special termination benefits/other .................           (140)            4,017              --                --
    Foreign currency exchange rate changes .............           (730)          (32,109)             --                --
                                                              ---------         ---------         ---------         ---------
    PBO at end of period ...............................        641,100           601,819           100,059            79,649
                                                              ---------         ---------         ---------         ---------
PLAN ASSETS
    Fair value of plan assets beginning of
      period ...........................................        575,990           636,890              --                --
    Actual return on plan assets .......................        (33,736)           (7,452)             --                --
    Employer contributions .............................         12,354            11,191             8,423             6,851
    Plan participant contributions .....................          4,004             4,003              --                 813
    Benefits paid ......................................        (42,091)          (34,544)           (8,423)           (7,664)
    Other ..............................................          2,171             1,186              --                --
    Foreign currency exchange rate changes .............          2,503           (35,284)             --                --
                                                              ---------         ---------         ---------         ---------
    Fair value of plan assets at end of
      period ...........................................        521,195           575,990              --                --
                                                              ---------         ---------         ---------         ---------
FUNDED STATUS
    Funded status ......................................       (119,905)          (25,829)         (100,059)          (79,649)
    Unrecognized net actuarial
       loss/(gain) .....................................        213,607           122,618            14,500            (6,236)
    Unrecognized prior service cost ....................         12,219            12,052           (18,029)          (19,813)
    Adjustment for the minimum liability ...............        (36,770)          (33,500)             --                --
                                                              ---------         ---------         ---------         ---------
    Prepaid (accrued) benefit cost .....................      $  69,151         $  75,341         $(103,588)        $(105,698)
                                                              =========         =========         =========         =========

                                                            PENSION BENEFITS                           OTHER BENEFITS
                                                 ------------------------------------      -----------------------------------0
                                                    2001          2000         1999          2001           2000          1999
                                                    ----          ----         ----          ----           ----          ----
NET PERIODIC BENEFIT COST
    Service cost .............................   $ 27,248      $ 28,013      $ 30,728      $    996      $  1,248      $  1,454
    Interest cost ............................     37,856        37,642        35,915         7,227         5,905         5,641
    Expected return on plan assets ...........    (51,819)      (57,022)      (52,164)         --            --            --
    Amortization of transition asset .........         56            (9)       (2,969)         --            --            --
    Amortization of prior service cost .......      1,692         2,215         2,805        (2,206)       (2,165)       (2,164)
    Recognized actuarial loss/(gain)
      other ..................................      5,020          (326)        5,477           296           (60)         --
                                                 --------      --------      --------      --------      --------      --------
    SFAS No.87 net periodic pension cost .....     20,053        10,513        19,792         6,313         4,928         4,931
    SFAS No.88 cost* .........................      1,900          --           3,136          --            --            --
                                                 --------      --------      --------      --------      --------      --------
    Total net periodic pension cost ..........     21,953      $ 10,513      $ 22,928         6,313      $  4,928      $  4,931
                                                 ========      ========      ========      ========      ========      ========

WEIGHTED AVERAGE ASSUMPTIONS
    Discount rate.............................        6.4%          6.7%          6.9%         7.75%          7.8%          8.0%
    Long term rate of return..................        9.3%          9.5%          9.5%
    Salary scale..............................        4.2%          4.2%          4.6%

*Under the provision of SFAS No. 88 "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," a provision for the retirement of the Company's Chief Executive Officer resulted in a charge of $1,900; the reduction of workforce under the Realignment Plan and early retirement resulted in a charge of $3,136 in 1999.

   Health care cost trend:
   2001                                                                    9.5%
   Decline to 2010..................................................       5.0%

Assumed health care cost trend rates have a significant effect on the amounts reported for the other benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                            1-PERCENTAGE         1-PERCENTAGE
                                                                           POINT INCREASE       POINT DECREASE
                                                                           --------------       --------------0
Effect on total of service and interest cost components ..............       $   309               $  (275)
Effect on accumulated  postretirement benefit obligations ............         4,048                (3,627)

8. BANK LOANS

The approximate weighted average interest rates on borrowings outstanding (primarily foreign) at the end of 2001 and 2000 were 4.28% and 5.78%, respectively.

Unused lines of credit for short-term bank borrowings aggregated $59,045 at year-end 2001, all of which were available outside the United States and Canada in various currencies at interest rates consistent with market conditions in the respective countries.

Interest costs incurred (including dividends on preferred security) in 2001, 2000 and 1999 were $85,202, $83,405, and $74,856 of which $718, $151 and $4,643, respectively, were capitalized.

9. CORPORATE AND OTHER DEBT AND CONVERTIBLE SUBORDINATED NOTES

CORPORATE DEBT - The Company, through its subsidiary Foster Wheeler LLC, has $200,000 Notes (the "Senior Notes") in the public market, which bear interest at a fixed rate of 6.75% per annum, payable semiannually, and mature November 15, 2005. The Senior Notes were issued under an indenture between the Company and BNY Midwest Trust Company. The Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The Senior Notes constitute senior unsecured indebtedness of the Company and rank on parity with the Company's other senior unsecured indebtedness.

The Senior Notes described above have been classified as current liabilities due to the covenant violations under the Company's Revolving Credit Agreement and the potential for debt acceleration under these agreements. Refer to Note 1 for further information including a discussion of the Company's ability to continue as a going concern and the status of bank negotiations.

The Company maintains a revolving credit agreement (the "Revolving Credit Agreement") consisting of a $270,000 multi-year facility dated December 1, 1999 that expires on February 12, 2003. In 2001, the Company and the banks that are party to the Revolving Credit Agreement consented to amend the agreement (the "Amendments") on two occasions. The first Amendment provided for the following:
(i) provisions associated with the planned change of domicile to Bermuda, (ii) provisions associated with the potential monetization, as previously announced, of certain build, own and operated assets and (iii) the modification of certain financial covenants. The second Amendment allows Foster Wheeler LLC to make payments to Foster Wheeler Ltd. in amounts sufficient to pay amounts due on the convertible subordinated notes discussed below. The Revolving Credit Agreement was restated as of May 25, 2001 to reflect these amendments. The Revolving Credit Agreement requires, among other things, that the Company maintain a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio. As of December 28, 2001, the Company was not in compliance with these covenants under the Revolving Credit Agreement as a result of the fourth quarter 2001 contract and restructuring charges recorded.

The borrowings outstanding under the Revolving Credit Agreement have been classified as current liabilities due to the covenant violations described above. Refer to Note 1 for further information including a discussion of the Company's ability to continue as a going concern and the status of waivers received and bank negotiations.

Loans under the Revolving Credit Agreement bear interest at a floating rate and are used for general corporate purposes. As of December 28, 2001, $70,000 was borrowed under the Revolving Credit Agreement. This amount appears on the

Consolidated Balance Sheet under the caption "Corporate and Other Debt." The Company pays various fees to the lenders under these arrangements.

The Company is also permitted to allocate a portion of its available credit under the Revolving Credit Agreement for the issuance of standby letters of credit. As of December 28, 2001, $130,229 of such standby letters of credit were outstanding. New standby letters of credit issued must be cash collateralized.

Corporate and other debt consisted of the following:

                                                                             2001             2000
                                                                             ----             ----

    Revolving Credit Agreement (average interest rate 3.75%) ............. $ 70,000         $ 85,000
    6.75% Notes due November 15, 2005 ....................................  200,000          200,000
    Other ................................................................   27,627           21,188
                                                                           --------         --------
                                                                            297,627          306,188
Less, Current portion ....................................................      404              187
                                                                           --------         --------
                                                                           $297,223         $306,001
                                                                           ========         ========
Principal payments are payable in annual installments of:
    2003 ................................................................. $ 75,504
    2004 .................................................................    1,276
    2005 .................................................................  200,031
    2006 .................................................................       31
    2007 .................................................................       31
    Balance due in installments through 2017 .............................   20,350
                                                                          ---------
                                                                          $ 297,223
                                                                          =========

CONVERTIBLE SUBORDINATED NOTES - In May and June 2001, the Company issued convertible subordinated notes having an aggregate principal amount of $210,000. The notes are due in 2007 and bear interest at 6.50% per annum, payable semi-annually on June 1 and December 1 of each year, commencing December 2001. The notes may be converted into common shares at an initial conversion rate of
62.131 common shares per $1,000 principal amount, or $16.05 per common share, subject to adjustment under certain circumstances. The notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The net proceeds of approximately $202,900 were used to repay $76,300 under the 364-day revolving credit facility that expired on May 30, 2001 and to reduce advances outstanding under the Revolving Credit Agreement. Amortization of debt issuance costs are included as a component of interest expense over the term of the notes.

The Convertible Subordinated Notes described above have been classified as current liabilities due to the covenant violations under the Company's Revolving Credit Agreement and the potential for debt acceleration under these agreements. Refer to Note 1 for further information including a discussion of the Company's ability to continue as a going concern and the status of bank negotiations.

10. DERIVATIVE FINANCIAL INSTRUMENTS

Effective December 30, 2000, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133", and Statement of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". These statements require that all derivative instruments be reported on the balance sheet at fair value.

The Company operates on a worldwide basis. The Company's activities expose it to risks related to the effect of changes in the foreign-currency exchange rates. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in earnings and cash flows that may arise from volatility in currency exchange rates. These items have been designated as cash flow hedges. The Company does not engage in currency speculation. The Company's forward exchange contracts do not subject the Company to significant risk from exchange rate movement because gains and losses on such contracts offset losses and gains, respectively, in the transactions being hedged. The Company is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated A or better by Standard & Poor's or A2 or better by Moody's. The amount of unrealized gains owed to the Company by counterparties as of December 28, 2001 was $15,294 and is included in Contracts in process in the consolidated balance sheet. The amount of unrealized losses owed by the Company to the counterparties as of December 28, 2001 was $9,393 and is included in estimated costs to complete long-term contracts in the consolidated balance sheet. A $3,834 net of tax gain was recorded in other comprehensive income as of December 28, 2001.

The Company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The Company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value of the hedge items. Changes in the fair value of these derivatives are recorded in other comprehensive income until earnings are affected the hedged forecasted transaction. Such amounts, if they occur, will be included in operating revenues or cost of operating revenues. There were no amounts excluded from the assessment of hedge effectiveness and there was no material hedge ineffectiveness for the twelve months ended December 28, 2001. No amounts were reclassified to earnings during the year in connection with forecasted transactions that are no longer considered probable of occurring.

The Company recorded a $6,300 net of tax cumulative-effect adjustment in comprehensive income relating to fair value of hedging instruments as of December 30, 2000 (the first day of the new fiscal year). As of December 28, 2001, $6,304 of deferred net gains on derivative instruments accumulated in other comprehensive income are expected to be reclassified as earnings during the next twelve months based upon the realization of the forecasted cash flows of the transactions. The maximum term over which the Company is hedging exposure to the variability of cash flows is twenty-six months.

A reconciliation of current period changes, net of applicable income taxes, in accumulated other comprehensive income relating to derivatives qualifying as cash flow hedges are as follows:

     Transition adjustment as of December 30, 2000 ..........    $ 6,300

     Current period declines in fair value ..................     (4,877)

     Reclassification to earnings ...........................      2,411
                                                                 -------

     Balance at December 28, 2001 ...........................    $ 3,834
                                                                 =======

11. SUBORDINATED ROBBINS FACILITY EXIT FUNDING OBLIGATIONS

Foster Wheeler's subordinated obligations entered into in connection with the restructuring of debt incurred to finance construction of a waste-to-energy facility in the Village of Robbins, Illinois (the "Exit Funding Agreement") is limited to funding:

1999C Bonds 7 1/4% interest, due October 15, 2009 ($15,185)
     and October 15, 2024 ($77,155)                                  $ 92,340
1999D Bonds accrued at 7% due October 15, 2009                         18,000
                                                                     --------
     Total                                                           $110,340
                                                                     ========

1999C BONDS. The 1999C Bonds are subject to mandatory sinking fund reduction prior to maturity at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date by application by the Trustee of funds on deposit to the credit of the 1999C Sinking Fund Installment Subaccount on October 15 in the years and in the principal amounts as follows:

                                 1999C BONDS DUE 2009
       YEAR              AMOUNT               YEAR                   AMOUNT
       ----              ------               ----                   ------
       2002                 1,475             2006                      1,940
       2003                 1,580             2007                      2,080
       2004                 1,690             2008                      2,225
       2005                 1,810             2009                      2,385
                                                                   ----------
                                                                     $ 15,185
                                                                   ----------
                                 1999C BONDS DUE 2024
       YEAR                                                          AMOUNT
       ----                                                          ------
       2023                                                         $  37,230
       2024                                                            39,925
                                                                    ---------
                                                                       77,155
                                                                    ---------
                                                                    $  92,340
                                                                    =========

See Note 24 for further information.

The Subordinated Robbins Facility exit funding obligations described above have been classified as current liabilities due to the covenant violations under the Company's Revolving Credit Agreement and the potential for debt acceleration under these agreements. Refer to Note 1 for further information including a discussion of the Company's ability to continue as a going concern and the status of bank negotiations.

12. MANDATORILY REDEEMABLE PREFERRED SECURITIES

On January 13, 1999, FW Preferred Capital Trust I, a Delaware business trust which is a 100% owned finance subsidiary of the Company, issued $175,000 in Preferred Trust Securities. The Preferred Trust Securities are fully and unconditionally guaranteed by Foster Wheeler LLC. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. Such distributions may be deferred for periods up to five years during which time additional interest accrues at 9.0%. In accordance with this provision, the Company elected to defer the distribution due on January 15, 2002 and April 15, 2002. The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004.

The Preferred Trust Securities have been classified as current liabilities due to the covenant violations under the Company's Revolving Credit Agreement and the potential for acceleration of the these securities. Refer to Note 1 for further information including a discussion of the Company's ability to continue as a going concern and the status of bank negotiations.

13. SPECIAL-PURPOSE PROJECT DEBT

   Special-purpose project debt represents debt incurred to finance the construction of cogeneration facilities or waste-to-energy projects. The notes and/or bonds are collateralized by certain assets of each project. The Company's obligations with respect to this debt are limited to guaranteeing the operating performance of the projects.


                                                                                           2001             2000
                                                                                           ----             ----
   Note payable, interest  varies  based on one of several  money  market  rates
       (2001-year-end rate 4.595%), due semiannually
       through July 30, 2006......................................................      $  33,367(1)      $ 38,313
   Senior Secured Notes, interest 11.443%,
       due annually April 15, 2002 through 2015...................................         42,075(2)        42,500
   Solid Waste Disposal and Resource Recovery System Revenue Bonds,
       interest 7.125% to 7.5%, due annually December 1, 2002 through 2010........         97,978(3)       105,746
   Resource Recovery Revenue Bonds, interest 7.9% to 10%, due
       annually December 15, 2002 through 2012....................................         52,636(4)        55,586
   Floating/Fixed Rate Resource Recovery Revenue Bonds, interest varies based on tax-exempt money market rates (2000-year-end rate
       5.10%), due semiannually February 1, 2001 through February 1, 2010.........              -           32,848(5)
                                                                                        ---------       ----------
                                                                                          226,056          274,993
   Less, Current portion..........................................................         20,216           19,689
                                                                                        ---------       ----------
                                                                                        $ 205,840        $ 255,304
                                                                                        =========        =========

   1.   The note  payable  for  $33,367  represents  a loan under a bank  credit
        facility  to  a  limited   partnership   whose  general   partner  is  a
        special-purpose subsidiary.

   2. The Senior Secured Notes of $42,075 were issued in a total amount of $42,500. The notes are collateralized by certain revenues and assets of a special-purpose subsidiary which is the indirect owner of the project.

   3. The Solid Waste Disposal and Resource Recovery System Revenue Bonds totaling $97,978 were issued in a total amount of $133,500. The bonds are collateralized by a pledge of certain revenues and assets of the project, but not the plant (see Note 18).

   4. The Resource Recovery Revenue Bonds of $52,636 were issued in a total amount of $86,780. The bonds are collateralized by a pledge of certain revenues and assets of the project.

   5. The Floating/Fixed resource Recovery Revenue Bonds in the amount of $32,848 were issued in a total amount of $45,450. The bonds were collateralized by an irrevocable standby letter of credit issued by a commercial bank. The entity which held this debt was sold in the fourth quarter of 2001.

  Principal payments are payable in annual installments as follows:
       2003.....................................................   $  24,227
       2004.....................................................      23,195
       2005.....................................................      25,165
       2006.....................................................      27,072
       2007.....................................................      15,323
       Balance due in installments through 2015.................      90,858
                                                                   ---------
                                                                   $ 205,840
                                                                   =========

The Note payable and Senior Secured Notes described above have been classified as current liabilities due to the covenant violations under the Company's Revolving Credit Agreement and the potential for debt acceleration under these agreements. Refer to Note 1 for further information including a discussion of the Company's ability to continue as a going concern and the status of bank negotiations.

14. EQUITY INTERESTS

The Company owns a non-controlling equity interest in three cogeneration project and one waste-to-energy project; three of which are located in Italy and one in Chile. Two of the projects in Italy are each 42% owned while the third is 49% owned by the Company. The project in Chile is 85% owned by the Company. The Company does not have a controlling financial interest in the Chilean project. Following is summarized financial information for the Company's equity affiliates combined, as well as the Company's interest in the affiliates.

                                          DECEMBER 28, 2001    DECEMBER 29, 2000
                                          -----------------    -----------------
BALANCE SHEET DATA:
Current assets ............................   $ 99,243             $146,277
Other assets (primarily buildings
     and equipment) .......................    538,603              603,665
Current liabilities .......................     27,234               48,604
Other liabilities (primarily long-
     term debt) ...........................    487,154              529,182
Net assets ................................    123,458              172,156

INCOME STATEMENT DATA FOR THE YEAR:
Total revenues ............................   $204,819             $213,076
Income before income taxes ................     34,769               46,757
Net earnings ..............................     23,226               33,029

As of December 28, 2001, the Company's share of the net earnings and investment in the equity affiliates totaled $12,836 and $84,514, respectively. Dividends of $8,178 were received during the year 2001. The Company has guaranteed certain performance obligations of such projects. The Company's average contingent obligations under such guarantees are approximately $2,700 per year for the four projects. The Company has provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the project be insufficient to cover the debt service payments. No amounts have been drawn under the letter of credit.

In April 2001, the Company completed the sale of its interests in two hydrogen production plants in South America. The net proceeds from these transactions were approximately $40,000. An after-tax loss of $5,000 was recorded in the second quarter relating to these sales.

15. INCOME TAXES

The components of (loss)/earnings before income taxes for the years 2001, 2000 and 1999 were taxed under the following jurisdictions:

                                   2001               2000               1999
                                   ----               ----               ----

Domestic ..............         $(237,849)         $ (33,477)         $(320,702)
Foreign ...............            31,844             89,500            130,176
                                ---------          ---------          ---------
   Total ..............         $(206,005)         $  56,023          $(190,526)
                                =========          =========          =========

   The provision/(benefit) for income taxes on those earnings was as follows:

                                                                 2001                   2000               1999
                                                                 ----                   ----               ----
   Current tax (benefit)/expense:
      Domestic.......................................         $     5,486            $    2,116          $  15,469
      Foreign........................................              22,545                15,094             66,687
                                                              -----------           -----------          ---------
      Total current..................................              28,031                17,210             82,156
                                                              -----------           -----------          ---------
   Deferred tax (benefit)/expense:
      Domestic.......................................              81,890               (12,729)          (109,154)
      Foreign........................................              (6,783)               12,048            (19,893)
                                                              ------------          -----------          ----------
      Total deferred.................................              75,107                  (681)          (129,047)
                                                              -----------           ------------         ----------

   Total provision/(benefit) for income taxes........           $ 103,138             $  16,529          $ (46,891)
                                                              ===========           ===========          ==========

   Deferred tax liabilities (assets) consist of the following:
                                                                 2001                     2000             1999
                                                                 ----                     ----             ----

   Difference between book and tax
      depreciation...................................           $  34,369             $  72,195         $   91,380
   Pension assets....................................               7,584                22,881             36,036
   Capital lease transactions........................               8,612                 9,733             10,748
   Revenue recognition...............................               5,999                16,736             25,744
   Other.............................................                 192                   740              1,392
                                                                 --------           -----------         ----------
   Gross deferred tax liabilities....................              56,756               122,285            165,300
                                                                 --------           -----------          ---------

   Current taxability of estimated costs to
      complete long-term contracts...................              (4,297)               (5,750)            (5,469)
   Income currently taxable deferred for
      financial reporting............................              (5,307)               (5,491)            (5,591)
   Expenses not currently deductible for tax
      purposes.......................................            (122,983)             (132,898)          (166,414)
   Investment tax credit carry forwards..............             (30,893)              (30,251)           (30,251)
   Postretirement benefits other than pensions.......             (47,242)              (51,070)           (61,895)
   Asbestos claims...................................              (7,000)               (7,963)            (6,370)
   Minimum tax credits...............................             (11,073)              (10,263)           (11,371)
   Foreign tax credits...............................              (6,485)              (13,763)           (38,197)
   Effect of write-downs and restructuring
      reserves.......................................             (63,680)                    -                  -
   Other.............................................             (12,510)              (58,615)           (45,274)
   Valuation allowance...............................             246,158                71,816             96,250
                                                               ----------           -----------         ----------
   Net deferred tax assets...........................             (65,312)             (244,248)          (274,582)
                                                               -----------          ------------         ----------
                                                                $  (8,556)         $   (121,963)         $(109,282)
                                                               ===========         =============         ==========

The provision for income taxes in fiscal 2001 results from the net increase in the valuation allowance for primarily domestic net deferred tax assets of $161,400. Such increase is required under FASB 109, "Accounting for Income Taxes", when there is an evidence of losses from domestic operations in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided in the current year do not begin expiring until 2020 and beyond, based on the current tax laws.

The domestic investment tax credit carryforwards, if not used, will expire in the years 2002 through 2007. Foreign tax credit carryforwards are recognized based on their potential utilization and, if not used, will expire in the years 2002 through 2004. As reflected above, the Company has recorded various deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the various credits. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. The 2000 decrease in the valuation allowance of $24,400 is due to the expiration of foreign tax credits. The 1999 increase in the valuation allowance of $15,000, were caused primarily by the losses of the Robbins Facility and their impact on the realizability of tax benefits in the future.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:

                                                       2001          2000          1999
                                                       ----          ----          ----
    Tax provision/(benefit) at U.S.
       statutory rate.............................    (35.0)%        35.0%        (35.0)%
    State income taxes, net of Federal
       income tax benefit.........................      1.9           6.7          (4.0)
    Increase in valuation allowance...............     78.4           -             5.2
    Difference in estimated income taxes on
       foreign income and losses, net of
       previously provided amounts................      2.2          (7.5)          7.9
    Other                                               2.6          (4.7)          1.3
                                                     -------        -------       -------
                                                       50.1%         29.5%        (24.6)%
                                                     =======        =======       =======

16. LEASES

The Company entered into a sale/leaseback of the 600 ton-per-day waste-to-energy plant in Charleston, South Carolina, in 1989. The terms of the agreement are to lease back the plant under a long-term operating lease for 25 years. The Company recorded a deferred gain of $13,800 relating to this sale/leaseback transaction which is being amortized to income over the term of the lease. As of December 28, 2001 and December 29, 2000, the unamortized gain on the sale/leaseback transaction was $6,500 and $7,100, respectively, net of the current portion of $500 each year. The minimum lease payments under the long-term non-cancelable operating lease are as follows: 2002 - $8,000; 2003 - $8,100; 2004 - $9,800;
2005 - $9,800;  2006 - $9,800;  and an  aggregate of $51,800  thereafter.  Lease expense recognized for 2001, 2000 and 1999 was $7,500 a year. Recourse under this agreement is primarily limited to the assets of the special-purpose entity. In the first quarter of 2002, the Company has entered a preliminary agreement of sale with a buyer for this waste-to-energy plant. If the sale is consummated under the terms of the preliminary agreement, the Company will recognize a pre-tax loss on the sale of approximately $19,500.

The Company and certain of its subsidiaries are obligated under other operating lease agreements primarily for office space. Rental expense for these leases subsequent to various sale/leaseback transactions, amounted to $29,800 in 2001, $30,200 in 2000 and $27,700 in 1999. Future minimum rental commitments on non-cancelable leases are as follows: 2002 - $27,300; 2003 - $21,600; 2004 -
$20,500; 2005 - $16,900; 2006 - $12,200 and an aggregate of $151,000 thereafter.

The Company has a $33,000 lease financing facility that matured on February 28, 2002. This lease financing facility is an operating lease relating to a corporate office building which has a fair value in excess of $40,000. Refer to
Note 1 for information regarding the Company's ability to continue as a going concern including the forbearance received from the banks that are party to this lease financing facility.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                      ---------------------------------------------------------
2001                                                                  MARCH 30    JUNE 29(1)(2)(4)  SEPT. 28(1)    DEC. 28(1)(3)
----                                                                  --------    ---------------   -----------    ------------
Operating revenues ............................................     $   682,643     $   826,882     $   808,798     $   996,991
Gross earnings/(loss) from operations .........................          74,958          84,421          68,390         (76,480)
Net earnings/(loss) ...........................................           8,105             789           1,242        (319,279)

Earnings/(loss) per share:
   Basic ......................................................     $       .20     $       .02     $       .03     $     (7.81)
   Diluted ....................................................     $       .20     $       .02     $       .03     $     (7.81)

Shares outstanding:
   Basic:
      Weighted average number of shares outstanding ...........          40,835          40,891          40,884          40,896
   Diluted:
      Effect of stock options .................................             310             360              87               *
                                                                    -----------     -----------     -----------     -----------

   Total diluted ..............................................          41,145          41,251          40,971          40,896
                                                                    ===========     ===========     ===========     ===========

2000                                                                  MARCH 31         JUNE 30        SEPT. 29         DEC. 29
----                                                                -----------     -----------     -----------     -----------

Operating revenues revenues ...................................     $   822,036     $ 1,004,979     $ 1,008,350     $ 1,055,996
Gross earnings from operations ................................          80,478          81,856          81,776          82,104
Net earnings ..................................................           8,372           8,647          10,145          12,330

Earnings per share:
   Basic ......................................................            $.21            $.21            $.25            $.30
   Diluted ....................................................            $.21            $.21            $.25            $.30

Shares outstanding:
      Basic:
           Weighted average number of shares outstanding ......          40,776          40,795          40,805          40,815
      Diluted:
           Effect of stock options ............................               1              13              10               0
                                                                    -----------     -----------     -----------     -----------

      Total diluted ...........................................          40,777          40,808          40,815          40,815
                                                                    ===========     ===========     ===========     ===========

* The effect of the stock options and convertible notes were not included in the calculation of diluted earnings per share as these options were antidilutive due to the quarterly loss.

(1) The second, third and fourth quarters of 2001 include after tax increased pension costs of $1,200, $1,100 and $1,000, respectively.

(2) The second quarter of 2001 includes the following after tax charges: loss on the sale of cogeneration plants of $5,000 and a provision for CEO retirement of $1,800.

(3) The fourth quarter of 2001 includes the following after tax charges: contract write-downs of $104,400; restructuring charges of $27,000; a reserve for deferred tax assets of $171,900; and loss on the sale of a cogeneration plant of $22,900.

(4) Net earnings for the second quarter of 2001 have been restated by $1,200 to eliminate the change in accounting principle for pension costs and to amend the current year calculation of pension expense to be consistent with prior periods.

18. LITIGATION AND UNCERTAINTIES

In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment or plant construction and seeking resulting alleged damages. Based on its knowledge of the facts and circumstances relating to the Company's liabilities, if any, and to its insurance coverage, management of the Company believes that the disposition of such suits will not result in material charges against assets or earnings materially in excess of amounts previously provided in the accounts.

The Company and its subsidiaries, along with many other companies, are codefendants in numerous asbestos-related lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by the Company and its subsidiaries during the 1970s and prior. A summary of claim activity for the three years ended December 28, 2001 is as follows:

                                                    NUMBER OF CLAIMS

                                           2001           2000           1999
                                           ----           ----           ----

Balance, beginning of year ........        92,100         73,600         62,400
New claims ........................        54,700         41,300         30,700
Claims resolved ...................       (36,100)       (22,800)       (19,500)
                                         --------       --------       --------
Balance, end of year ..............       110,700         92,100         73,600
                                         --------       --------       --------

The  amount  spent  on  asbestos   litigation   defense  and  case   resolution,
substantially all of which was reimbursed or will be reimbursed from insurance coverage, was $66,900 in 2001, $56,200 in 2000 and $40,400 in 1999.

The Company continues to actively manage the claims and to negotiate with certain insurance carriers concerning the limits of coverage provided during different time periods. The Company has recorded a liability related to probable losses on asbestos-related insurance claims of approximately $500,000 and an asset for probable recoveries in a similar amount, net of an $18,000 reserve. Approximately $60,000 of the balance is classified as short-term while the remainder is considered long-term. The liability is an estimate of future defense costs and indemnity payments, which are based upon assumed average claim resolution costs applied against currently pending and estimated future claims. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending litigation with certain insurers, as well as recoveries under a funding arrangement with other insurers, which has been in place since 1993. The defense costs and underwriting payments are expected to be incurred over the next ten years during which period new claims are expected to decline from year to year. In 2001 and 2000 there were a number of companies that petitioned courts for protection under Federal Bankruptcy Laws as a result of the burden of litigation relating to asbestos. In early 2001, lawsuits commenced among the Company and its insurers to determine their respective rights and responsibilities. Management of the Company, after consultation with counsel, has considered the litigation, the financial viability and legal obligations of its insurance carriers and believes that except for those insurers that have become insolvent, for which a reserve has been provided or may become insolvent, the insurers or their guarantors will continue to adequately fund claims and defense costs relating to asbestos litigation. It should be noted that the estimate of the assets and liabilities related to asbestos claims and recovery is subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainty as to the ultimate number of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies currently involved in litigation, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. If the number of claims received in the future exceeds the Company's estimate, it is likely that the costs of defense and indemnity will similarly exceed the Company's estimates.

A San Francisco, California jury returned a verdict on March 26, 2002 finding Foster Wheeler liable for $10,600 in the case of TODAK VS. FOSTER WHEELER CORPORATION. The case was brought against Foster Wheeler, the U.S. Navy and several other companies by a 59-year-old man suffering from mesothelioma which allegedly resulted from exposure to asbestos. The Company believes there was no credible evidence presented by the plaintiff that he was exposed to asbestos contained in a Foster Wheeler product. In addition, the Company believes that the verdict was clearly excessive and should be set aside or reduced on appeal. The Company intends to move to set aside this verdict. Management of the Company believes the financial obligation that may ultimately result from entry of a judgment in this case will be paid by insurance.

On April 3, 2002 the United States District Court for the Northern District of Texas entered an amended final judgment in the matter of KOCH ENGINEERING COMPANY. ET AL VS. GLITSCH, INC. ET AL. Glitsch, Inc. (now known as Tray, Inc.) is an indirect subsidiary of the Company. This lawsuit claimed damages for patent infringement and trade secret misappropriations and has been pending for over 18 years. As previously reported by the Company, a judgment was entered in this case on November 29, 1999 awarding plaintiffs compensatory and punitive damages plus prejudgment interest in an amount yet to be calculated. This amended final judgment in the amount of $54,283 includes such interest for the period beginning in 1983 when the lawsuit was filed through entry of judgment. Post-judgment interest will accrue at a rate of 5.471 percent per annum from November 29, 1999. The management of Tray, Inc. believes that the Court's decision contains numerous factual and legal errors subject to reversal on appeal. Tray Inc. has filed a notice of appeal to the court of appeals.

In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden County Waste-to-Energy Project (the "Project") with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to service the debt on outstanding bonds which were issued to construct the plant and to acquire a landfill for Camden County's use. These outstanding bonds are public debt, not debt of the Company. The Company has filed suit against the involved parties, including the State of New Jersey, seeking among other things to void the applicable contracts and agreements governing the Project. In January 2002, the State of New Jersey enacted legislation that provides a mechanism for state-supported refinancing of bond debt on solid waste facilities located within the state. Pending outcome of the litigation and certain refinancing initiatives, management believes that the plant will continue to operate at full capacity while receiving market rates for waste disposal. At this time, management cannot determine the ultimate outcome of the foregoing and their effect on the Project.

In  1996,   the  Company   completed  the   construction   of  a  recycling  and
waste-to-energy project located in the Village of Robbins, Illinois (the "Robbins Facility"). By virtue of the Robbins Facility qualifying under the Illinois Retail Rate Law as a qualified solid waste-to-energy facility, it was to receive electricity revenues projected to be substantially higher than the utility's "avoided cost". Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on utility gross receipts and invested capital. The State of Illinois (the "State") was to be reimbursed by the Robbins Facility for the tax credit beginning after the 20th year following the initial sale of electricity to the utility. The State repealed the Retail Rate Law insofar as it applied to the Robbins Facility. In October 1999, the Company reached an agreement (the "Robbins Agreement") with the holders of bonds issued by the Village of Robbins to finance the construction of the Robbins Facility (the "Bondholders"). As part of the Robbins Agreement, the Company agreed to continue to contest this repeal through litigation. Pursuant to the Robbins Agreement, the Company has also agreed that any proceeds of such litigation will be allocated in a certain order of priority. Pursuant to an agreement reached with the debtor project companies and the Bondholders, the foregoing allocation was modified so that any proceeds will now be allocated in the following order of priority: (1) to any attorneys entitled to a contingency fee, up to 15%; (2) up to the next 10,000, 50% to the Company; 50% to redeem outstanding 1999D Bonds;
(3) to redeem all of the outstanding 1999D Bonds, (4) to reimburse the Company for any amounts paid by it in respect of the 1999D Bonds; (5) to reimburse the Company for any costs incurred by it in connection with prosecuting the Retail Rate litigation; (6) to redeem all of the outstanding 1999C Bonds; and (7) 10.6% interest on the foregoing items 4 and 5 to the Company. Then, to the extent there are further proceeds, 80% of any such proceeds shall be paid to the Indenture Trustee of Non-Recourse Robbins Bonds until an amount sufficient to repay such Bonds in full has been paid over, with the remaining 20% being paid over to the Company. After the foregoing payments shall have been made, any remaining proceeds shall be paid over to the Company. (See Note 24 for a description of the Robbins Settlement.)

The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings cannot be estimated with certainty. As additional information concerning the estimates used by the Company becomes known, the Company reassesses its position both with respect to gain contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change relate to legal matters, which are subject to change as events evolve and as additional information becomes available during the administration and litigation process.

19.  STOCK OPTION PLANS

The Company has two fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting

Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's three stock option plans been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                2001             2000            1999
                                                                ----             ----            ----
         Net (loss)/earnings - as reported.............      $ (309,143)       $  39,494       $(143,635)
                                                             ===========       =========       ==========
         Net (loss)/earnings - pro forma...............      $ (313,202)       $  38,022       $(145,550)
                                                             ===========       =========       ==========
         Earnings/(loss) per share as reported
            Basic......................................          $(7.56)            $.97          $(3.53)
            Diluted                                                   *             $.97               *

         (Loss)/earnings per share - pro forma
            Basic......................................          $(7.66)            $.93         $ (3.57)
            Diluted                                                   *             $.93               *

*Stock options not included in diluted earnings per share due to losses in 2001 and 1999.

The assumption regarding the stock options issued to executives in 2001, 2000 and 1999 was that 100% of such options vested in the year of grant.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                       2001            2000          1999
                                                       ----            ----          ----
         Dividend yield..........................       1.36%          3.18%         5.89%
         Expected volatility.....................      79.20%         59.20%        48.70%
         Risk free interest rate.................       4.23%          6.46%         4.90%
         Expected life (years)...................       5.0             5.0           5.0

Under the 1995 Stock Option Plan approved by the shareholders in April 1995 and amended in April 1999, the total number of shares of common stock that may be granted is 3,300,000. In April 1990, the shareholders approved a Stock Option Plan for Directors of the Company. On April 29, 1997, the shareholders approved an amendment of the Directors' Stock Option Plan, which authorizes the granting of options on 400,000 shares of common stock to non-employee directors of the Company, who will automatically receive an option to acquire 3,000 shares each year.

These plans provide that shares granted come from the Company's authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after ten years from the date granted. Under the Executive Compensation Plan, the long-term incentive segment provides for stock options to be issued. One third of the options become exercisable at the end of each of the first three years.

In connection with the reorganization of Foster Wheeler Corporation on May 25, 2001, obligations under the stock option plans were assumed by Foster Wheeler, Inc., an indirect wholly-owned subsidiary of the Company.

The Company also granted inducement options in 2001 to its chief executive officer in connection with an employment agreement. The price of the options granted pursuant to this agreement was fair market value on the date of the grant. One fifth of these options become exercisable each year after the date of the agreement; with all options available for exercise by the fifth anniversary of the agreement date. The options granted under this agreement expire 10 years from the date granted.

     Information regarding these option plans for the years 2001, 2000 and 1999 is as follows:

                                                                  2001                       2000                         1999
                                                                  ----                       ----                         ----
                                                                WEIGHTED-                  WEIGHTED-                    WEIGHTED-
                                                                 AVERAGE                    AVERAGE                      AVERAGE
                                                                 EXERCISE                   EXERCISE                     EXERCISE
                                                      SHARES      PRICE         SHARES        PRICE        SHARES          PRICE
                                                      ------      -----         ------        -----        ------          -----
Options outstanding, beginning of year ............  3,137,621    $ 23.73      2,508,362      $ 27.66     1,816,802        $32.79
Options exercised .................................    (66,000)      9.51           -               -             -             -
Options granted ...................................  1,936,250       5.30        671,486         8.76       698,500         14.17
Options cancelled or expired.......................    (50,250)     21.07        (42,227)       18.96        (6,940)        14.84
                                                     ---------                ----------                  ---------
Options outstanding, end of year...................  4,957,621    $ 16.75      3,137,621      $ 23.73     2,508,362        $27.66
                                                     =========                ==========                  =========

Option price range at end of year..................  $4.985 to               $6.34375 to               $11.34375 to
                                                       45.6875                  $45.6875                   $45.6875

Option price range for exercised shares............   $9.00 to                         -                          -
                                                      $15.0625

Options available for grant at end of year.........    566,180                 1,192,180                  1,847,166
                                                      ========                ==========                  =========

Weighted-average fair value of options granted
   during the year.................................      $3.23                     $3.38                      $4.20

Options exercisable at end of year.................  2,620,547                 2,265,468                  1,607,279

Weighted-average of exercisable options at
end of year .......................................     $26.30                    $28.63                     $33.10

The following table summarizes information about fixed-price stock options outstanding as of December 28, 2001:

                                                          OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                                  -----------------------------------         --------------------------------
                                                      WEIGHTED-
                                       NUMBER          AVERAGE            WEIGHTED-             NUMBER            WEIGHTED-
             RANGE OF               OUTSTANDING       REMAINING            AVERAGE            EXERCISABLE          AVERAGE
         EXERCISE PRICES            AT 12/28/01   CONTRACTUAL LIFE     EXERCISE PRICE         AT 12/28/01       EXERCISE PRICE
         ---------------            -----------   ----------------     --------------         -----------       --------------

  26.9375       to     27.4375          76,833           1 years            27.33                76,833            27.33
  27.4375       to     28.75            89,667           2 years            28.49                89,667            28.49
  32.9375       to     40.0625         160,834           3 years            36.04               160,834            36.04
  29.75         to     35.25           371,967           4 years            30.19               371,967            30.19
  42.1875       to     45.6875         255,584           5 years            42.63               255,584            42.63
  36.9375       to     37.25           379,500           6 years            36.96               379,500            36.96
  27.50         to     27.625          414,000           7 years            27.62               414,000            27.62
  11.34375      to     15.0625         665,500           8 years            14.16               599,333            14.23
   6.34375      to     10.00           610,486           9 years             8.74               272,829             8.65
   4.985        to     11.60         1,933,250          10 years             5.30                     -
                                    ----------                                                ---------
   4.985        to     45.6875       4,957,621                                                2,620,547
                                     =========                                                =========

20. PREFERRED SHARE PURCHASE RIGHTS

On September 22, 1987, the Company's Board of Directors (the "Board") declared a dividend distribution of one Preferred Share Purchase Right ("Right") on each share of the Company's common stock outstanding as of October 2, 1987 and adopted the Rights Agreement, dated as of September 22, 1987 (the "Rights Agreement"). On September 30, 1997, the Board amended and restated the Rights Agreement. Each Right allows the shareholder to purchase one one-hundredth of a share of a new series of preferred stock of the Company at an exercise price of $175. Rights are exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 20% or more of the Company's common stock. In connection with the reorganization on May 25, 2001, the Foster Wheeler Corporation Rights were exchanged for Rights of Foster Wheeler Ltd. A new rights agreement governs the Rights, although the terms are the same. The Rights, which do not have the right to vote or receive dividends, expire on May 20, 2011, and may be redeemed, prior to becoming exercisable, by the Board at $.02 per Right or by shareholder action with an acquisition proposal.

If any person or group acquires 20% or more of the Company's outstanding common stock, the "flip-in" provision of the Rights will be triggered and the Rights will entitle a holder (other than such person or any member of such group) to acquire a number of additional shares of the Company's common stock having a market value of twice the exercise price of each Right.

In the event the Company is involved in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring Company's common stock having a market value at that time of twice the Right's exercise price. The Board of Directors may amend the Rights Agreement to prevent approved transactions from triggering the Rights.

21. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values:

CASH AND SHORT-TERM INVESTMENTS - All investments are considered available for sale and the carrying amount approximates fair value because of the short-term maturity of these instruments.

LONG-TERM DEBT - The fair value of the Company's long-term debt (including current installments) is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount for 2001 includes those debt issuances that were classified to current liabilities due to the covenant violations under the Company's Revolving Credit Agreement and the potential for acceleration of debt under certain debt agreements. See Note 1 for further information.

FOREIGN CURRENCY CONTRACTS - The fair values of these financial instruments (used for hedging purposes) are estimated by obtaining quotes from brokers. The Company is exposed to market risks from fluctuations in foreign exchange rates. Financial instruments are utilized by the Company to reduce this risk. The Company does not hold or issue financial instruments for trading purposes. The Company is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated A or better by Standard & Poor's or A2 or better by Moody's (see Notes 1, 8 and 12).

CARRYING AMOUNTS AND FAIR VALUES - The estimated fair values of the Company's financial instruments are as follows:

                                                          2001                                  2000
                                                          ----                                  ----
                                          CARRYING AMOUNT      FAIR VALUE        CARRYING AMOUNT     FAIR VALUE
                                          ---------------      ----------        ---------------     ----------
Nonderivatives:
Cash and short-term investments.......        $  224,291        $224,291              $193,709        $193,709
Long-term debt........................          (735,158)       (592,517)             (581,181)       (579,494)

Derivatives:
Foreign currency contracts............             5,900           5,900                     -           9,684

In the ordinary course of business, the Company is contingently liable for performance under standby letters of credit, bank guarantees and surety bonds totaling $1,025,612 and $1,050,496 as of December 28, 2001 and December 29, 2000, respectively. These balances include the standby letters of credit issued under the Revolving Credit Agreement discussed in Note 9. In the Company's past experience, no material claims have been made against these financial instruments. Management of the Company does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

As of December 28, 2001, the Company had $328,200 of foreign currency contracts outstanding. These foreign currency contracts mature between 2002 and 2004. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different business and geographic areas. As of December 28, 2001 and December 29, 2000, the Company had no significant concentrations of credit risk. The Company had issued a third-party financial guarantee totaling $2,750 at year-end 2001 and 2000 with respect to a partnership interest in a commercial real estate project.

22. BUSINESS SEGMENTS - DATA

The business of the Company and its subsidiaries falls within two business groups. THE ENGINEERING AND CONSTRUCTION GROUP designs, engineers and constructs petroleum, chemical, petrochemical and alternative-fuels facilities and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment, water treatment facilities and process plants for the production of fine chemicals, pharmaceuticals, dyestuffs, fragrances, flavors, food additives and vitamins. Also, the E&C Group provides a broad range of environmental remediation services, together with related technical, design and regulatory services. THE ENERGY EQUIPMENT GROUP designs, manufactures and erects steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized-bed and conventional boilers firing coal, oil, gas, biomass and other municipal solid waste, waste wood and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOX burners. Site services related to these products encompass plant erection, maintenance engineering, plant upgrading and life extension and plant repowering. The EE Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, the EE Group also builds, owns and operates cogeneration, independent power production and resource recovery facilities, as well as facilities for the process and petrochemical industries.

Since fiscal 2000, the Power Systems Group has been combined with the EE Group, where the rest of the Company's power expertise resides. The prior years amounts have been adjusted to reflect this change. This unit has a small project development team but will no longer develop waste-to-energy facilities in the United States.

The Company conducts its business on a global basis. The E&C Group accounted for the largest portion of the Company's operating revenues and operating income over the last ten years. In 2001, the E&C Group accounted for approximately 65% of the operating revenues. The geographic dispersion of these operating revenues was as follows: 40% North America, 22% Asia, 29% Europe, 8% Middle East and 1% other. The EE Group accounted for 35% of the operating revenues of the Company. The geographic dispersion of these operating revenues was as follows: 61% North America, 37% Europe and 2% Asia.

Earnings of segments represent revenues less expenses attributable to that group or geographic area where the operating units are located. Revenues between business segments are immaterial and are eliminated in Corporate and Financial Services.

Export revenues account for 7.6% of operating revenues. No single customer represented 10% or more of operating revenues for 2001, 2000 or 1999.

Identifiable assets by group are those assets that are directly related to and support the operations of each group. Corporate assets are principally cash, investments and real estate.

Summary financial information concerning the Company's reportable segments is shown in the following table:

                                                                                                                 CORPORATE
                                                                        ENGINEERING                                 AND
                                                                            AND                ENERGY            FINANCIAL
2001                                                   TOTAL         CONSTRUCTION GROUP   EQUIPMENT GROUP       SERVICES(1)
----                                                   -----         ------------------   ---------------       -----------
Revenues.......................................    $  3,392,474      $   2,195,617        $  1,274,099       $   (77,242)
Interest income(2).............................           9,060              6,588               4,071            (1,599)
Interest expense(2)............................          84,484                705              25,608            58,171(6)
Loss before income taxes.......................        (206,005)           (10,307)(3)         (62,760)(3)(4)   (132,938)(3)(4)
Income taxes/(benefits)........................         103,138              2,604             (19,052)         (119,586)(5)
Net loss.......................................        (309,143)           (12,911)            (43,708)         (252,524)
Identifiable assets............................       3,316,379          1,368,035           1,663,471           284,873
Capital expenditures...........................          33,998             14,426              12,531             7,041
Depreciation and amortization..................          55,750             20,680              31,511             3,559

2000
----
Revenues.......................................   $  3,969,355         $ 2,979,543        $  1,094,189       $   (104,377)
Interest income(2).............................         15,737              16,716               9,654            (10,633)
Interest expense(2)............................         83,254               7,100              34,649             41,505(6)
Earnings/(loss) before income taxes............         56,023              87,909              45,079            (76,965)
Income taxes/(benefits)........................         16,529              27,737              17,998            (29,206)
Net earnings/(loss)............................         39,494              60,172              27,081            (47,759)
Identifiable assets............................      3,477,528           1,299,596           1,697,592            480,340
Capital expenditures...........................         45,807              33,766              10,581              1,460
Depreciation and amortization..................         57,716              22,596              32,889              2,231

1999 (a)
--------

Revenues........................................  $  3,944,074         $ 3,015,881        $  1,039,763       $   (111,570)
Interest income(2)..............................        13,576              17,469              13,372            (17,265)
Interest expense(2).............................        70,213               6,842              46,482             16,889(6)
(Loss)/earnings before income taxes.............      (190,526)             92,041(7)         (204,201)(7)(8)     (78,366)(7)
Income (benefits)/taxes.........................       (46,891)             35,183             (56,096)           (25,978)
Net (loss)/earnings.............................      (143,635)             56,858            (148,105)           (52,388)
Identifiable assets.............................     3,438,109           1,535,783           1,600,903            301,423
Capital expenditures............................       128,086             118,946               7,588              1,552
Depreciation and amortization...................        60,448              26,010              32,103              2,335

(1) Includes general corporate income and expense, the Company's captive insurance operation and eliminations.
(2) Includes intercompany interest charged by Corporate and Financial Services to the business groups on outstanding borrowings.
(3)   Includes in 2001, contract  write-downs of $160,600 ($104,400  after-tax):
      Engineering and Construction Group $67,200, Energy Equipment Group $88,400 and Corporate and Financial Services $5,000.
(4) Includes in 2001, loss on sale of cogeneration plants in Energy Equipment Group of $40,300 ($27,900 after-tax) and increased pension cost in Corporate and Financial Services of $5,000 ($3,300 after-tax).
(5) Includes in 2001, a valuation allowance for deferred tax assets of $171,900 on Corporate and Financial Services.
(6) Includes dividends on Preferred Security of $15,750 in 2000 and 2001, and $15,181 in 1999.
(7) Includes in 1999 cost realignment of $37,600 ($27,600 after tax), the pre-tax charge per group is: Engineering and Construction Group $19,600, Energy Equipment Group $2,500, and Corporate and Financial Services $15,500.
(8) Includes in 1999, $214,000 ($154,000 after tax) related to final settlement of the Robbins Facility and $30,600 relates to the current year operation of the Robbins Facility.
(a) Restated to reflect inclusion of Power System Group operations in the Energy Equipment Group.

                                                  2001            2000          1999
                                                  ----            ----          ----
EQUITY EARNINGS IN UNCONSOLIDATED SUBSIDIARIES
 WERE AS FOLLOWS:

Engineering and Construction Group ........   $     4,432    $     6,719    $     8,939
Energy Equipment Group ....................         8,404         13,268          6,813
                                              -----------    -----------    -----------

Total .....................................   $    12,836    $    19,987    $    15,752
                                              ===========    ===========    ===========

Geographic Concentration

REVENUES:

United States .............................   $ 1,673,457    $ 1,897,038    $ 1,430,511
Europe ....................................     1,669,409      2,099,539      2,533,682
Canada ....................................       126,851         77,155         91,451
Corporate and Financial Services, including
     eliminations .........................       (77,243)      (104,377)      (111,570)
                                              -----------    -----------    -----------

Total .....................................   $ 3,392,474    $ 3,969,355    $ 3,944,074
                                              ===========    ===========    ===========

LONG-LIVED ASSETS:

United States .............................   $   534,345    $   628,940    $   652,641
Europe ....................................       174,058        228,762        358,937
Canada ....................................         1,958          1,511          1,510
Corporate and Financial Services, including
     eliminations .........................        47,894         44,507         45,260
                                              -----------    -----------    -----------

Total .....................................   $   758,255    $   903,720    $ 1,058,348
                                              ===========    ===========    ===========

Revenues and long-lived assets are based on the country in which the contracting subsidiary is located.

23. CONSOLIDATING FINANCIAL INFORMATION

The following represents summarized consolidating financial information as of December 28, 2001 and December 29, 2000, with respect to the financial position, and for each of the three years in the period ended December 28, 2001 for results of operations and cash flows of the Company and its 100% owned and majority-owned subsidiaries. As a result of the reorganization on May 25, 2001 Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the Company's 6.75% notes due November 15, 2005 (the "Notes"). Foster Wheeler USA Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Power Group, Inc. formerly known as Foster Wheeler Energy International, Inc., Foster Wheeler International Holdings, Inc., Foster Wheeler Ltd., Foreign Holdings Ltd., and Foster Wheeler Inc. issued guarantees in favor of the holders of the Notes or otherwise assumed the obligations under the indenture governing the Notes. Each of the guarantees is full and unconditional and joint and several. In May and June 2001, the Company issued 6.5% Convertible Subordinated Notes (Convertible Notes) due in 2007, as more fully described in Note 8. The Convertible Notes are fully and unconditionally guaranteed by Foster Wheeler LLC. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantor are restricted from making distributions to the Company.

The comparative statements for December 29, 2000, with respect to the financial position, and the results of operations and cash flows for the years ended December 29, 2000 and December 31, 1999 reflect the financial information of the Company prior to the reorganization that occurred on May 25, 2001. It is management's belief that due to the nature of the reorganization, a restatement of the prior financial statements would not be meaningful.


                               FOSTER WHEELER LTD.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                December 28, 2001
                            (In Thousands of Dollars)

              ASSETS
              ------                               FOSTER    FOSTER WHEELER   GUARANTOR    NON-GUARANTOR
                                                WHEELER LTD.      LLC        SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                ------------ --------------  ------------  ------------- ------------  ------------
Current assets ..............................   $      --     $   121,298    $ 1,085,669   $ 1,644,843   $(1,097,434)   $ 1,754,376
Investment in subsidiaries ..................        10,102       (57,847)     1,327,480       566,982    (1,762,203)        84,514
Land, buildings & equipment (net) ...........          --            --           23,548       381,367        (5,717)       399,198
Notes and accounts receivable - long-term ...          --         595,655         46,062       844,730    (1,421,074)        65,373
Intangible assets (net) .....................          --            --          239,862       374,335      (339,654)       274,543
Other non-current assets ....................          --          15,962        545,329       183,480        (6,396)       738,375
                                                -----------   -----------    -----------   -----------   -----------    -----------

TOTAL ASSETS ................................   $    10,102   $   675,068    $ 3,267,950   $ 3,995,737   $(4,632,478)   $ 3,316,379
                                                ===========   ===========    ===========   ===========   ===========    ===========
    LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities .........................   $     2,555   $   667,521    $ 1,334,268   $ 1,485,639   $(1,101,363)   $ 2,388,620
Long-term debt ..............................          --            --          236,104     1,334,581    (1,432,830)       137,855
Other non-current ...........................          --            --          942,894        62,902      (223,439)       782,357
                                                -----------   -----------    -----------   -----------   -----------    -----------
liabilities

TOTAL LIABILITIES ...........................         2,555       667,521      2,513,266     2,883,122    (2,757,632)     3,308,832
TOTAL SHAREHOLDERS' EQUITY ..................         7,547         7,547        754,684     1,112,615    (1,874,846)         7,547
                                                -----------   -----------    -----------   -----------   -----------    -----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY .....................   $    10,102   $   675,068    $ 3,267,950   $ 3,995,737   $(4,632,478)   $ 3,316,379
                                                ===========   ===========    ===========   ===========   ===========    ===========

                           FOSTER WHEELER CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                December 29, 2000
                            (In Thousands of Dollars)

                                                                 GUARANTOR       NON-GUARANTOR
                   ASSETS                         FWC           SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS    CONSOLIDATED
                   ------                         ---           ------------     -------------       ------------    ------------
Current assets..........................      $   391,560      $    497,486       $ 1,571,314       $  (837,384)      $ 1,622,976
Investment in subsidiaries..............          918,582           317,663           139,008        (1,375,253)
Land, buildings & equipment (net).......           46,621            26,455           428,080            (6,122)          495,034
Notes and accounts receivable -
   long-term............................           48,203             5,245           330,867          (308,077)           76,238
Intangible assets (net).................                -            85,977           202,158                 -           288,135
Other non-current assets................          754,246             5,735           193,070            42,094           995,145
                                            -------------      ------------       -----------       ------------      -----------

TOTAL ASSETS                                  $ 2,159,212      $    938,561       $ 2,864,497       $(2,484,742)      $ 3,477,528
                                              ===========      ============       ===========       ============      ===========

     LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities.....................      $   543,360      $    470,835       $ 1,277,792       $  (837,384)      $ 1,454,603
Long-term debt..........................          309,190                 -           389,173          (137,058)          561,305
Other non-current liabilities...........          657,233             9,081           263,435          (117,558)          812,191
Subordinated Robbins obligations........          110,340                                                                 110,340
Preferred trust securities..............          175,000                 -           175,000          (175,000)          175,000
                                              -----------      ------------       -----------       ------------      -----------

TOTAL LIABILITIES ......................        1,795,123           479,916         2,105,400        (1,267,000)        3,113,439
TOTAL SHAREHOLDERS'
    EQUITY..............................          364,089           458,645           759,097        (1,217,742)          364,089
                                              -----------      ------------       -----------       ------------      -----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY.................      $ 2,159,212      $    938,561       $ 2,864,497       $(2,484,742)      $ 3,477,528
                                              ===========      ============       ===========       ============      ===========

                               FOSTER WHEELER LTD.
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                      For the Year Ended December 28, 2001
                            (In Thousands of Dollars)


                                                                                             Non-
                                          Foster Wheeler  Foster Wheeler   Guarantor     Guarantor
                                                LTD.           LLC       SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                               ----            ---       ------------   ------------  ------------    ------------
Operating revenues .....................          --             --      $   835,806    $ 2,808,304    $  (328,796)   $ 3,315,314
Other income ...........................          --      $   276,203         38,690         77,026       (314,759)        77,160
                                           -----------    -----------    -----------    -----------    -----------    -----------
    Revenues ...........................          --          276,203        874,496      2,885,330       (643,555)     3,392,474

Cost of operating revenues .............          --             --          886,464      2,606,357       (328,796)     3,164,025
Selling, general and adminis-
    trative expenses ...................          --            7,895         45,554        169,083           --          222,532
Other deductions and minority
    Interest(*) ........................           148         55,504        127,409        114,684        (85,823)       211,922
Equity in net losses of
     subsidiaries ......................      (309,047)      (300,693)      (234,202)          --          843,942           --
                                           -----------    -----------    -----------    -----------    -----------    -----------

Loss before income
     taxes .............................      (309,195)       (87,889)      (419,133)        (4,794)       615,006       (206,005)
Provision/(benefit) for income
     taxes .............................           (52)        (7,791)       110,147            834           --          103,138
                                           -----------    -----------    -----------    -----------    -----------    -----------

Net loss(**) ...........................      (309,143)       (80,098)      (529,280)        (5,628)       615,006       (309,143)

Other comprehensive (loss)/income:
    Foreign currency translation
    adjustment .........................       (10,191)          --             --          (12,683)        12,683        (10,191)
    Net gain /(loss) on derivative
    instruments ........................          --             --            4,118           (284)          --            3,834
    Minimum pension liability
    adjustment, net of tax benefit
    of $0 ..............................          --             --          (36,770)          --             --          (36,770)
                                           -----------    -----------    -----------    -----------    -----------    -----------

Comprehensive loss .....................   $  (319,334)   $   (80,098)   $  (561,932)   $   (18,595)   $   627,689    $  (352,270)
                                           ===========    ===========    ===========    ===========    ===========    ===========

(*)   Includes  interest  expense  and  dividends  on  preferred  securities  of
      $84,484.
(**) Includes contract write-downs of $160,600 ($104,400 after tax); restructuring cost of $41,600 ($27,000 after-tax); a reserve for deferred tax assets of $171,900; loss on the sale of cogeneration plants of $40,300 ($27,900 after tax); increased pension cost of $5,000 ($3,300 after tax); and a provision for CEO retirement of $2,700 ($1,800 after tax).

                           FOSTER WHEELER CORPORATION
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                      For the Year Ended December 29, 2000
                            (In Thousands of Dollars)

                                                              GUARANTOR        NON-GUARANTOR
                                                 FWC         SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                 ---         ------------      -------------      ------------      ------------
Operating revenues .....................           --         $ 1,157,227       $ 3,106,434       $  (372,300)      $ 3,891,361
Other income ...........................    $   107,063             3,489            15,397           (47,955)           77,994
                                            -----------       -----------       -----------       -----------       -----------
    Total revenues .....................        107,063         1,160,716         3,121,831          (420,255)        3,969,355

Cost of operating revenues .............           --           1,083,787         2,853,660          (372,300)        3,565,147
Selling, general and adminis-
    trative expenses ...................         14,886            51,611           152,856              --             219,353
Other deductions and minority
    Interest(*) ........................         60,522             3,570           112,695           (47,955)          128,832
Equity in net earnings of
     subsidiaries ......................         (3,887)            6,520              --              (2,633)             --
                                            -----------       -----------       -----------       -----------       -----------

Earnings/(loss) before income
     taxes .............................         27,768            28,268             2,620            (2,633)           56,023
(Benefit)/provision for income
     taxes .............................        (11,726)            8,699            19,556              --              16,529
                                            -----------       -----------       -----------       -----------       -----------

Net earnings ...........................         39,494            19,569           (16,936)           (2,633)           39,494

Other comprehensive loss:
    Foreign currency translation
       adjustment ......................        (19,988)           (6,585)          (17,462)           24,047           (19,988)
adjustment
    Minimum pension liability
      adjustment net of $12,000
      tax benefit ......................        (21,500)             --                --                --             (21,500)
                                            -----------       -----------       -----------       -----------       -----------

Comprehensive earnings/(loss) ..........    $    (1,994)      $    12,984       $   (34,398)      $    21,414       $    (1,994)
                                            ===========       ===========       ===========       ===========       ===========

(*) Includes interest expense and dividends on preferred securities of $83,254.

                           FOSTER WHEELER CORPORATION
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                      For the Year Ended December 31, 1999
                            (In Thousands of Dollars)

                                                                GUARANTOR      NON-GUARANTOR
                                                  FWC          SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                  ---          ------------     -------------    ------------      ------------

Operating revenues .........................         --         $   845,553      $ 3,391,965      $  (370,488)     $ 3,867,030
Other income ...............................   $    78,381            5,501           58,582          (65,420)          77,044
                                               -----------      -----------      -----------      -----------      -----------
    Total revenues .........................        78,381          851,054        3,450,547         (435,908)       3,944,074

Cost of operating revenues .................          --            806,789        3,132,895         (370,488)       3,569,196
Selling, general and adminis-
    trative expenses .......................        29,286           39,797          166,466             --            235,549
Other deductions, minority
    interests and Robbins Facility
    write-down(*) ..........................       247,244            9,439          138,592          (65,420)         329,855
Equity in net earnings of
     Subsidiaries ..........................        (7,177)          14,645             --             (7,468)            --
                                               -----------      -----------      -----------      -----------      -----------

(Loss)/earnings before income
     taxes .................................      (205,326)           9,674           12,594           (7,468)        (190,526)
(Benefit)/provision for income
     taxes .................................       (61,691)          (1,596)          16,396             --            (46,891)
                                               -----------      -----------      -----------      -----------      -----------

Net (loss)/earnings(**) ....................      (143,635)          11,270           (3,802)          (7,468)        (143,635)

Other comprehensive loss:
    Foreign currency translation
       adjustment ..........................       (30,870)         (17,020)         (19,788)          36,808          (30,870)
                                               -----------      -----------      -----------      -----------      -----------

Comprehensive (loss)/earnings ..............   $  (174,505)     $    (5,750)     $   (23,590)     $    29,340      $  (174,505)
                                               ===========      ===========      ===========      ===========      ===========

(*) Includes interest expense and dividends on preferred securities of $70,213.

(**) Includes a provision of $37,600 ($27,600 after tax) for cost realignment and a charge totaling $244,600 ($173,900 after tax) of which $214,000 relates to the Robbins Facility write-down and $30,600 relates to the current year operations of the Robbins Facility.

                               FOSTER WHEELER LTD.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                      For the Year Ended December 28, 2001
                            (In Thousands of Dollars)

                                         FOSTER WHEELER  FOSTER WHEELER   GUARANTOR     NON-GUARANTOR
                                               LTD.          LLC         SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                               ----          ---         ------------    ------------   ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES ..............      $   2,446      $(183,713)      $ 427,190      $ (79,961)      $(254,643)      $ (88,681)
                                            ---------      ---------       ---------      ---------       ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures .................           --           (2,346)         (1,937)       (29,715)           --           (33,998)
Proceeds from sale of properties .....           --             --              --           59,672            --            59,672
Decrease in investment and advances ..           --             --                 2         16,006            --            16,008
Decrease in short-term
   investments .......................           --             --              --            1,530            --             1,530
Partnership distribution .............           --             --              --           (1,367)           --            (1,367)
                                            ---------      ---------       ---------      ---------       ---------       ---------
NET CASH PROVIDED/(USED) BY
   INVESTING ACTIVITIES ..............           --           (2,346)         (1,935)        46,126            --            41,845
                                            ---------      ---------       ---------      ---------       ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES
Dividends to Common
   Shareholders ......................         (2,446)        (2,442)        (70,000)      (184,643)        254,643          (4,888)
Decrease in short-term debt ..........           --             --           (76,250)        (5,782)           --           (82,032)
Proceeds from convertible subordinated
notes, net ...........................           --          202,912            --             --              --           202,912
Proceeds from long-term debt .........           --          178,061        (285,000)       291,981            --           185,042
Repayment of long-term debt ..........           --         (193,062)         (1,475)       (20,187)           --          (214,724)
Other ................................           --              590            --             --              --               590
                                            ---------      ---------       ---------      ---------       ---------       ---------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES ..............         (2,446)       186,059        (432,725)        81,369         254,643          86,900
                                            ---------      ---------       ---------      ---------       ---------       ---------

Effect of exchange rate changes on
cash and cash equivalents ............           --             --              --           (7,937)           --            (7,937)
Increase in cash and cash
   equivalents .......................           --             --            (7,470)        39,597            --            32,127
Cash and cash equivalents,
   beginning of year .................           --             --            33,163        158,730            --           191,893
                                            ---------      ---------       ---------      ---------       ---------       ---------
Cash and cash equivalents, end
   of year ...........................      $    --        $    --         $  25,693      $ 198,327       $    --         $ 224,020
                                            =========      =========       =========      =========       =========       =========

                           FOSTER WHEELER CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                      For the Year Ended December 29, 2000
                            (In Thousands of Dollars)

                                                                   GUARANTOR     NON-GUARANTOR
                                                      FWC         SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                      ---         ------------   -------------     ------------     ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES ....................      $ (71,278)       $  79,743        $ (63,011)       $  37,802        $ (16,744)
                                                  ---------        ---------        ---------        ---------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures .......................           --             (6,000)         (39,807)            --            (45,807)
Proceeds from sale of properties ...........           --               --             56,703             --             56,703
(Increase)/decrease in investment and
   advances ................................        (27,705)           1,073          (42,832)          81,586           12,122
Decrease in short-term
   investments .............................           --               --             15,230             --             15,230
Other ......................................           --              2,891           (5,490)            --             (2,599)
                                                  ---------        ---------        ---------        ---------        ---------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES ....................        (27,705)          (2,036)         (16,196)          81,586           35,649

CASH FLOWS FROM FINANCING
   ACTIVITIES
Dividends to Common
   Shareholders ............................         (9,773)            --               --               --             (9,773)
Increase/(decrease) in short-
   term debt ...............................         76,250             --            (31,374)            --             44,876
Proceeds from long-term debt ...............           --               --             43,168             --             43,168
Repayment of long-term debt ................        (65,000)            --            (23,151)            --            (88,151)
Other ......................................        112,220          (78,600)          85,614         (119,388)            (154)
                                                  ---------        ---------        ---------        ---------        ---------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES ....................        113,697          (78,600)          74,257         (119,388)         (10,034)

Effect of exchange rate changes on
   cash and cash equivalents ...............           --               --             12,754             --             12,754
Increase/(decrease) in cash and cash
   equivalents .............................         14,714             (893)           7,804             --             21,625
Cash and cash equivalents,
    beginning of year ......................         16,262            3,080          150,926             --            170,268
                                                  ---------        ---------        ---------        ---------        ---------
Cash and cash equivalents, end
   of year .................................      $  30,976        $   2,187        $ 158,730        $    --          $ 191,893
                                                  =========        =========        =========        =========        =========

                           FOSTER WHEELER CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                      For the Year Ended December 31, 1999
                            (In Thousands of Dollars)

                                                                   GUARANTOR      NON-GUARANTOR
                                                     FWC         SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                     ---         ------------     -------------    ------------     ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
NET CASH PROVIDED/(USED) BY
   OPERATING ACTIVITIES .....................     $  14,126        $  12,608        $ (60,047)       $  27,693        $  (5,620)
                                                  ---------        ---------        ---------        ---------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures ........................          --             (5,419)        (122,667)            --           (128,086)
Proceeds from sale of properties ............          --                214          142,355             --            142,569
(Increase)/decrease in investment and
   advances .................................       (66,883)          20,400          (34,837)          83,213            1,893
Decrease in short-term
   investments ..............................          --               --             43,923             --             43,923
Other .......................................          --              3,391           (7,776)            --             (4,385)
                                                  ---------        ---------        ---------        ---------        ---------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES .....................       (66,883)          18,586           20,998           83,213           55,914
                                                  ---------        ---------        ---------        ---------        ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES
Dividends to Common
   Shareholders .............................       (21,983)            --               --               --            (21,983)
Issuance of trust preferred
   securities ...............................       169,178             --               --               --            169,178
Decrease in short-term debt .................       (20,000)            --            (17,254)            --            (37,254)
Proceeds from long-term debt ................          --               --             56,797             --             56,797
Repayment of long-term debt .................      (190,000)            --            (19,868)            --           (209,868)
Other .......................................       118,104          (34,666)          26,608         (110,906)            (860)
                                                  ---------        ---------        ---------        ---------        ---------
NET CASH PROVIDED/(USED) BY
 FINANCING ACTIVITIES .......................        55,299          (34,666)          46,283         (110,906)         (43,990)
                                                  ---------        ---------        ---------        ---------        ---------

Effect of exchange rate changes
   on cash and cash equivalents .............          --               --            (16,104)            --            (16,104)
Increase/(decrease) in cash and
   cash equivalents .........................         2,542           (3,472)          (8,870)            --             (9,800)
Cash and cash equivalents,
   beginning of year ........................        13,720            6,552          159,796             --            180,068
                                                  ---------        ---------        ---------        ---------        ---------
Cash and cash equivalents, end
   of year ..................................     $  16,262        $   3,080        $ 150,926        $    --          $ 170,268
                                                  =========        =========        =========        =========        =========

24. ROBBINS SETTLEMENT

On October 21, 1999, the Company announced it had reached an agreement (the "Robbins Agreement") with the holders of approximately 80% of the principal amount of bonds issued in connection with the financing of the Robbins Facility. Under the Robbins Agreement, the $320,000 aggregate principal amount of existing bonds were exchanged for $273,000 aggregate principal amount of new bonds on February 3, 2000, $113,000 of which (the "Company-supported Robbins Bonds") will be funded by payments from the Company and the balance of which (the "Non-recourse Robbins Bonds") will be non-recourse to the Company. In addition, pursuant to the Robbins Agreement the Company would exit from its operating role in respect to the Robbins Facility.

Specific elements of the Robbins Agreement are as follows:

o The new Company-supported Robbins Bonds consist of (a) $95,000 aggregate principal amount of 7.25% amortizing terms bonds, $17,845 of which mature on October 15, 2009 and $77,155 of which mature on October 15, 2024 (see
     Note 10 for sinking fund requirements) (the "1999 C Bonds") and (b) $18,000 aggregate principal amount of 7% accretion bonds maturing on October 15, 2009 with all interest to be paid at maturity (the "1999D Bonds");

o The Company agreed to operate the Robbins Facility for the benefit of the bondholders until the earlier of the sale of the Robbins Facility or October 15, 2001, on a full-cost reimbursable basis with no operational or performance guarantees;

o Any remaining obligations of the Company under the $55,000 additional credit support facility in respect of the existing bonds were terminated;

o The Company would continue to prosecute certain pending litigation (the "Retail Rate Litigation") against various officials of the State of Illinois (See Note 17 to Financial Statements, "Litigation and Uncertainties,"); and

o The Company would cooperate with the bondholders in seeking a new owner/operator for the Robbins Facility.

On December 1, 1999, three special purpose subsidiaries of the Company commenced reorganization proceedings under Chapter 11 of the Bankruptcy Code in order to effectuate the terms of the Robbins Agreement. On January 21, 2000, these subsidiaries' plan of reorganization was confirmed and the plan was consummated on February 3, 2000.

On August 8, 2000, the Company initiated the final phase of its exit from the Robbins Facility. As part of the Robbins Agreement, the Company agreed to operate the Robbins Facility subject to being reimbursed for all costs of operation. Such reimbursement did not occur and, therefore, pursuant to the Robbins Agreement, the Company on October 10, 2000, completed the final phase of its exit from the project. The Company had been administering the project companies through a Delaware business trust, which owns the project on behalf of the bondholders. As a result of its exit from the project, the Company is no longer administering the project companies, if any. In 2002, a subsidiary of the Company reached an agreement with the debtor project companies and the requisite holders of the bonds which agreement is expected to favorably resolve any issues related to the exit from the project.

In the fourth quarter of 1999, the Company recorded a pre-tax charge of approximately $214,000. This charge fully recognized all existing obligations of the Company related to the Robbins Facility, including (a) pre-paid lease expense of $45,600, (b) $20,400 of outstanding bonds issued in conjunction with the equity financing of the Robbins Facility and (c) transaction expenses of $4,500. The liability as of December 31, 1999 for all of the Company-supported bonds were recorded at the net present value of $133,400 with $113,000 being subordinated obligations and $20,400 as senior Company obligations. The Company is considered to be the primary obligor on these bonds. The ongoing legal expenses relating to the Retail Rate Litigation (See Note 17 to Financial Statements, "Litigation and Uncertainties,") will be expensed as incurred.

In the third quarter of 1998 the Company recorded a charge of approximately $47,000 for asset impairments relating to the Robbins Facility, which was included in the $72,800 losses for 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to Foster Wheeler's Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2002. Certain information regarding executive officers is included in PART I hereof in accordance with General Instruction G (3) of Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to Foster Wheeler's Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to Foster Wheeler's Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Public Service Electric & Gas Company ("PSE&G") is a customer of the Company. James E. Ferland, Chairman and Chief Executive Officer of PSE&G, serves on the Board of Directors of Foster Wheeler. The value of the contracts in the Company's backlog as of December 28, 2001, which are to supply engineering, procurement and construction services, was approximately, $45.2 million. The Company believes the contracts were entered into on commercial terms no more favorable than those available in an arms-length transaction with other parties.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      DOCUMENTS FILED AS PART OF THIS REPORT:

                   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                   Financial Statements - See Item 8.

                   All schedules and financial statements other than those indicated above have been omitted because of the absence of conditions requiring them or because the required information is shown in the financial statements or the notes thereto.

EXHIBIT NO.        EXHIBITS
-----------        --------

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

3.2                Bye-Laws  of Foster  Wheeler  Ltd.,  as  corrected  (filed as
                   Exhibit 3.2 to Foster Wheeler Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended September 28, 2001 and incorporated herein by reference).

4.0 Foster Wheeler Ltd. hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler Ltd. and its consolidated subsidiaries to the Commission upon its requests.

4.1 Rights Agreement, dated as of May 21, 2001, between Foster Wheeler Ltd. and Mellon Investor Services LLC (filed as Annex I to Foster Wheeler Ltd.'s current report on Form 8-K (File No. 333-52468) dated May 25, 2001 and incorporated herein by reference).

4.2 Amended and Restated First Supplemental Indenture, dated August 10, 2001, to the Indenture, dated as of November 5, 1995, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc. (formerly known as Foster Wheeler Energy International, Inc.), Foster Wheeler Energy Corporation, Foster Wheeler Inc., Foster Wheeler International Holdings, Inc., and BNY Midwest Trust Company. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2001 and incorporated herein by reference.)

4.3 Indenture, dated as of May 31, 2001, among Foster Wheeler Ltd., Foster Wheeler LLC and BNY Midwest Trust Company (filed as Exhibit 4.4 to Foster Wheeler Ltd.'s Form S-3
                   (Registration No. 333-64090) filed on June 28, 2001, and incorporated herein by reference).

4.4 Registration Rights Agreement, dated as of May 31, 2001, among Foster Wheeler Ltd., Foster Wheeler LLC and Lehman Brothers Inc., Banc of America Securities LLC and First Union Securities, Inc. (filed as Exhibit 4.6 to Foster Wheeler Ltd.'s Form S-3 (Registration No. 333-64090) filed on June 28, 2001, and incorporated herein by reference).

4.5 Form of specimen share certificate for Foster Wheeler Ltd.'s common shares (filed as Annex II to Foster Wheeler Ltd.'s current report on Form 8-K (File No. 333-52468) filed on May 25, 2001, and incorporated herein by reference).

4.6                First Supplemental Indenture dated February 20, 2002, between
                   Foster   Wheeler  Ltd.  and  B.N.Y.   Midwest  Trust  Company
                   regarding the 6.50% Convertible Subordinated Notes due 2007.

10.1 Second Amended and Restated Revolving Credit Agreement, dated as of May 25, 2001, among Foster Wheeler LLC, the Borrowing Subsidiaries signatory thereto, the Guarantors signatory thereto, the Lenders signatories thereto, Bank of America, N.A., as Administrative Agent, First Union National Bank, as Syndication Agent, ABN AMRO Bank N.V., as Documentation Agent, Banc of America Securities LLC, as Lead Arranger and Book Manager and First Union Capital Markets, ABN AMRO Bank N.V., Greenwich NatWest Structured Finance Inc. and Toronto Dominion Bank, as Arrangers. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2001, and incorporated herein by reference.)

10.2 Subordination Agreement, dated as of May 25, 2001, by and among Foster Wheeler LLC, Foster Wheeler Ltd. and Bank of America, N.A. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2001, and incorporated herein by reference.)

10.3 Pledge Agreement, dated as of May 25, 2001, by each of the undersigned pledgors in favor of Bank of America National Trust and Savings Association. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2001, and incorporated herein by reference.)

10.4 Retirement and Consulting Agreement of Richard J. Swift dated as of April 2, 2001 (filed as Exhibit 10.1 to Foster Wheeler Corporation's current report on Form 8-K (File No. 001-00286) dated April 5, 2001, and incorporated herein by reference).

10.5 Form of Change of Control Agreement dated May 25, 2001, and entered into by the Company with the following executive officers: H. E. Bartoli, L. F. Gardner, R. D. Iseman, T. R. O'Brien, G. A. Renaud and J. E. Schessler. (Filed as Exhibit
                   10.5 to Foster Wheeler Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2001, and incorporated herein by reference.)

10.6               Foster  Wheeler Inc.  Directors'  Stock Option Plan (filed as
                   Exhibit 99.1 to Foster Wheeler Ltd.'s post effective amendment to Form S-8 (Registration No. 333-25945) dated June 27, 2001, and incorporated herein by reference).

10.7               1995  Stock  Option  Plan of Foster  Wheeler  Inc.  (filed as
                   Exhibit 99.1 to Foster Wheeler Ltd.'s post effective amendment to Form S-8 (Registration No. 003-59739) dated June 27, 2001, and incorporated herein by reference).

10.8               1984  Stock  Option  Plan of Foster  Wheeler  Inc.  (filed as
                   Exhibit 99.1 to Foster Wheeler Ltd.'s post effective amendment to Form S-8 (Registration No. 002-91384) dated June 27, 2001, and incorporated herein by reference).

10.9 Master Guarantee Agreement, dated as of May 25, 2001, by and among Foster Wheeler LLC, Foster Wheeler International Holdings, Inc. and Foster Wheeler Ltd. (Filed as Exhibit 10.9 to Foster Wheeler Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2001, and incorporated herein by reference.)

10.10 Form of Transitional Executive Severance Agreement dated May 29, 2001, entered into with the following officers: H.E. Bartoli, L.F. Gardner, R.D. Iseman, T. R. O'Brien, G.A. Renaud and J.E. Schessler. (Filed as Exhibit 10.10 to Foster Wheeler Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2001, and incorporated herein by reference.)

10.11 Employment Agreement of Raymond J. Milchovich, dated as of October 22, 2001. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended September 28, 2001, and incorporated herein by reference.)

10.12 First Amendment to Receivables Purchase Agreement dated September 25, 2001, among Foster Wheeler Funding Corporation, Foster Wheeler Capital & Finance Corporation, Market Street Funding Corporation and PNC Bank, National Association. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended September 28, 2001, and incorporated herein by reference.)

10.13 Stock Option Agreement of Raymond J. Milchovich dated as of October 22, 2001.

10.14 Amendment No. 1 and Waiver dated as of January 28, 2002 relating to the Second Amended and Restated Revolving Credit Agreement dated as of May 25, 2001 among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc. Foster Wheeler Energy Corporation, the Guarantors, the Lenders signatory thereto, Bank of America N.A., as
                   Administrative Agent, First Union National Bank, as Syndication Agent and ABN AMRO Bank N.V. as Documentation Agent arranged by Banc of America Securities LLC , as Lead Arranger and Book Manager and ABN AMRO Bank N.V., First Union Capital Markets, Greenwich Natwest Structured Finance Inc. and Toronto Dominion Bank, as Arrangers (the "Lenders").

10.15 Waiver and Amendment to Master Lease dated as of January 28, 2002 by and among (i) Perryville III Trust, a trust created under the laws of the state of New York pursuant to a trust agreement dated as of December 16, 1994, (ii) BNY Midwest Trust Company, (iii) Foster Wheeler Realty Services, Inc.
                   (iv) Foster  Wheeler  LLC, (v) NatWest  Leasing  Corporation,
                   (vi) National Westminster Bank Plc and (vii) the banks listed on Schedule I to that certain Construction Loan Agreement dated as of December 16, 1994, among the Landlord, as Borrower, the lenders party thereto and their permitted successors and assigns and the Agent.

10.16 Forbearance Agreement dated as of February 28, 2002 by and among (i) Perryville III Trust, a trust created under the laws of the state of New York pursuant to a trust agreement dated as of December 16, 1994, (ii) BNY Midwest Trust Company, (iii) Foster Wheeler Realty Services, Inc., (iv) Foster Wheeler LLC, (v) Lombard US Equipment Finance Corporation, (vi) National Westminster Bank Plc and (vii) the banks listed on Schedule I to that certain Construction Loan Agreement dated as of December 16, 1994, among the Landlord, as Borrower, the lenders party thereto and their permitted successors and assigns and the Agent.

10.17 Amendment dated as of April 12, 2002 to Amendment No. 1 and Waiver dated as of January 28, 2002 relating to the Second Amended and Restated Revolving Credit Agreement dated as of May 25, 2001 among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc. (formerly known as Foster Wheeler Energy International, Inc.), Foster Wheeler Energy Corporation, the Guarantors signatory thereto and the Lenders.

10.18 Waiver Letter dated April 12, 2002, to the Receivables Purchase Agreement dated as of September 25, 1998 among Foster Wheeler Funding Corporation, as Seller, Foster Wheeler Capital & Finance Corporation, as Service, Market Street Funding Corporation, as Issuer and PNC Bank, National Association, as Administrator.

10.19 Forbearance Extension Agreement dated as of April 12, 2002 by and among (i) Perryville III Trust, a trust created under the laws of the state of New York pursuant to a trust agreement dated as of December 16, 1994, (ii) BNY Midwest Trust Company, (iii) Foster Wheeler Realty Services, Inc., (iv) Foster Wheeer LLC, (v) Lombard US Equipment Finance Corporation, (vi) National Westminster Bank Plc and (vii) the banks listed on Schedule I to that certain Construction Loan Agreement dated as of December 16, 1994, among the Landlord, as Borrower, the lenders party thereto and their permitted successors and assigns and the Agent.

12.0 Statement of Computation of Consolidated Ratio Earnings to Fixed Charges and Preferred Shares Dividend Requirements.

21.0               Subsidiaries of the Registrant.

23.0               Consent of Independent Accountants.


B)                 REPORTS ON FORM 8-K

Report             Date Description

December 6, 2001   Foster   Wheeler   Ltd.    announced   that   it   sold   its
                   power-generation plant in Mt. Carmel, Pennsylvania, and will be taking of charge of approximately $22 million in the fourth quarter as a result of the transaction.

January 10, 2002   Foster   Wheeler   Ltd.    announced   that   it   sold   its
                   power-generation plant in Mt. Carmel, Pennsylvania, and will be taking of charge of approximately $22 million in the fourth quarter as a result of the transaction. In addition, the Company is considering the possibility of taking certain restructuring and contract charges which have not been quantified.

January 14, 2002   Foster Wheeler Ltd. announced that it will exercise its right to defer the  January 15,  2002  payment of the FW  Preferred
                   Capital Trust I 9% Preferred Securities.

January 29, 2002   Foster Wheeler Ltd.  announced its 2001 year-end  results and its comprehensive performance improvement plan.

March 8, 2002      Foster  Wheeler Ltd.  announced that it obtained an extension of its $50 million receivables sale arrangement through April
                   12, 2002 and has been taking steps to find a replacement for this facility. In addition, the Company also received a forbearance of the exercise of any remedies from February 28, 2002 through April 15, 2002 from the required lenders under its $33 million lease financing facility, which facility matured on February 28, 2002.

April 2, 2002      Foster   Wheeler  Ltd.   announced   that  a  San  Francisco,
                   California jury returned a verdict finding Foster Wheeler liable in the case of TODAK VS. FOSTER WHEELER CORPORATION, ET AL.

April 3, 2002      Foster Wheeler Ltd. announced that it will exercise its right to defer  the  April  15,  2002  interest  payment  of the FW
                   Preferred Capital Trust I 9% Preferred Securities.

April 3, 2002      Foster Wheeler Ltd. announced that the United States District
                   Court for the Northern District of Texas has entered an amended final judgment in the matter of KOCH ENGINEERING
                   COMPANY, INC. ET AL VS. GLITSCH, INC. ET AL.

April 11, 2002     Foster Wheeler Ltd. filed a description of its common shares.

For the purposes of complying with the amendments to the rules governing Form S-8, under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's Statements on Form S-8: Registration No. 003-59739 (filed June

28, 2001); Registration No. 002-91384 (filed June 28, 2001); Registration No. 002-91384 (filed June 28, 2001).

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FOSTER WHEELER LTD.
                                               (Registrant)

Dated April 12, 2002                        BY: /s/ Lisa Fries Gardner
                                              ----------------------------------
                                                Lisa Fries Gardner
                                                Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of April 12, 2002, by the following persons on behalf of the Registrant, in the capacities indicated.

/s/ Raymond J. Milchovich                        /s/ E. James Ferland
-------------------------------                  -------------------------------
Raymond J. Milchovich                            E. James Ferland
Director, Chairman, President &                  Director
Chief Executive Officer
(Principal Executive Officer)

/s/ Gilles A. Renaud                             /s/ Martha Clark Goss
-------------------------------                  -------------------------------
Gilles A. Renaud                                 Martha Clark Goss
Senior Vice President and                        Director
Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas J. Mazza                              /s/ Victor A. Hebert
-------------------------------                  -------------------------------
Thomas J. Mazza                                  Victor A. Hebert
Vice President and Controller                    Director
(Principal Accounting Officer)

/s/ Eugene D. Atkinson                           /s/ Constance J. Horner
-------------------------------                  -------------------------------
Eugene D. Atkinson                               Constance J. Horner
Director                                         Director

/s/ Louis E. Azzato                              /s/ Joseph J. Melone
-------------------------------                  -------------------------------
Louis E. Azzato                                  Joseph J. Melone
Director                                         Director

/s/ John P. Clancey                              /s/ James E. Schessler
-------------------------------                  -------------------------------
John P. Clancey                                  James E. Schessler
Director                                         Director

/s/ David J. Farris                              /s/ John E. Stuart
-------------------------------                  -------------------------------
David J. Farris                                  John E. Stuart
Director                                         Director