Form 10-Q
period 2002-03-25
FOSTER WHEELER LTD
filed 2002-05-13
CIK 1130385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                        FOR THE TRANSITION PERIOD FROM TO


                        COMMISSION FILE NUMBER 001-31305


                               FOSTER WHEELER LTD.
   -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           BERMUDA                                      22-3802649
--------------------------------                        -----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


PERRYVILLE CORPORATE PARK, CLINTON, NJ                        08809-4000
--------------------------------------                        ---------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:    (908) 730-4000
                                                    ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,771,560 shares of the Company's common stock ($1.00 par value) were outstanding as of March 29, 2002.

                               FOSTER WHEELER LTD.

                                      INDEX



Part I            Financial Information:

         Item 1 - Financial Statements:

                  Condensed Consolidated Balance Sheet at March 29, 2002 and December 28, 2001

                  Condensed Consolidated Statement of Earnings and Comprehensive Income for the Three Months Ended
                  March 29, 2002 and March 30, 2001

                  Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 29, 2002 and March 30, 2001

                  Notes to Condensed Consolidated Financial Statements


         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Part II            Other Information

         Item 1 - Legal Proceedings

         Item 6 - Exhibits and Reports on Form 8-K

Signatures

                          PART I FINANCIAL INFORMATION

     ITEM 1 -     FINANCIAL STATEMENTS




                      FOSTER WHEELER LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)


                                                                                     MARCH 29, 2002        DECEMBER 28, 2001
                                                                                       (Unaudited)
                                                                                     --------------        -----------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..............................................         $     423,178             $  224,020
     Short-term investments.................................................                   268                    271
     Accounts and notes receivable..........................................               885,206                946,344
     Contracts in process and inventories...................................               445,024                504,128
     Prepaid, deferred and refundable income taxes..........................                51,761                 52,084
     Prepaid expenses.......................................................                20,512                 27,529
                                                                                       -----------            -----------
         Total current assets...............................................             1,825,949              1,754,376
                                                                                       -----------            -----------
Land, buildings and equipment...............................................               716,868                728,012
Less accumulated depreciation...............................................               328,441                328,814
                                                                                       -----------            -----------
         Net book value.....................................................               388,427                399,198
                                                                                       -----------            -----------
Notes and accounts receivable - long-term...................................                65,915                 65,373
Investment and advances.....................................................                77,640                 84,514
Intangible assets, net......................................................               273,083                274,543
Prepaid pension cost and benefits...........................................               121,653                122,407
Other, including insurance recoveries.......................................               600,074                611,113
Deferred income taxes.......................................................                 4,638                  4,855
                                                                                       -----------            -----------
         TOTAL ASSETS.......................................................           $  3,357,379           $ 3,316,379
                                                                                       ============           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current installments on long-term debt.................................             $  12,759           $     12,759
     Bank loans.............................................................                 7,733                 20,244
     Corporate and other debt...............................................               367,243                297,627
     Special-purpose project debt...........................................                72,782                 75,442
     Subordinated Robbins exit funding obligations..........................               110,340                110,340
     Convertible subordinated notes.........................................               210,000                210,000
     Mandatory redeemable preferred securities of subsidiary trust holding
         solely junior subordinated deferrable interest debentures..........               175,000                175,000
     Accounts payable and accrued expenses..................................               726,953                777,768
     Estimated costs to complete long-term contracts........................               616,103                580,766
     Advance payments by customers..........................................               104,105                 65,417
     Income taxes...........................................................                57,474                 63,257
                                                                                       -----------            -----------
         Total current liabilities..........................................             2,460,492              2,388,620
                                                                                       -----------            -----------
Other debt less current installments........................................                11,269                      -
Special-purpose project debt less current installments......................               137,855                137,855
Deferred income taxes.......................................................                42,049                 40,486
Postretirement and other employee benefits other than pensions..............               122,413                121,600
Other long-term liabilities and minority interest...........................               612,999                620,271
                                                                                       -----------            -----------
         TOTAL LIABILITIES..................................................             3,387,077              3,308,832
                                                                                       -----------            -----------
SHAREHOLDERS' EQUITY:
Common Stock.                                                                               40,772                 40,772
Paid-in capital.............................................................               201,390                201,390
Retained earnings (deficit).................................................               (97,371)               (72,781)
Accumulated other comprehensive loss........................................              (174,489)              (161,834)
                                                                                       ------------           ------------
         TOTAL SHAREHOLDERS' EQUITY.........................................               (29,698)                 7,547
                                                                                       ------------           -----------
         TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY........................................................           $  3,357,379           $ 3,316,379
                                                                                       ============           ===========

See notes to condensed consolidated financial statements.




                      FOSTER WHEELER LTD. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
               (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                            ------------------
                                                       MARCH 29, 2002 MARCH 30, 2001
                                                       -------------- --------------
Revenues:
    Operating revenues ...............................   $ 795,409    $ 682,643
    Other income .....................................      10,620       15,592
                                                         ---------    ---------

    Total revenues ...................................     806,029      698,235
                                                         ---------    ---------

Costs and expenses:
    Cost of operating revenues .......................     711,932      607,685
    Selling, general and administrative expenses .....      53,638       51,397
    Other deductions/minority interest ...............      55,153       24,709
    Dividends on preferred security of
       subsidiary trust ..............................       4,012        3,937
                                                         ---------    ---------

    Total costs and expenses .........................     824,735      687,728
                                                         ---------    ---------

(Loss)/earnings before income taxes ..................     (18,706)      10,507
Provision for income taxes ...........................       5,884        2,402
                                                         ---------    ---------

Net (loss)/earnings ..................................     (24,590)       8,105

Other comprehensive loss:
    Foreign currency translation adjustment ...........     (9,277)     (17,716)

    Change in unrealized losses on derivative
        instruments, net of tax .......................     (3,378)      (6,345)

    Cumulative effect on prior year (to December 29,
       2000) of change in accounting principle
       for derivatives, net of tax....................        --          6,300
                                                         ---------    ---------

Comprehensive loss ...................................   $ (37,245)   $  (9,656)
                                                         =========    =========

(Loss)/earnings per share:
    Basic ............................................   $    (.60)   $     .20
                                                         =========    =========
    Diluted ..........................................   $    (.60)   $     .20
                                                         =========    =========

Shares outstanding (in thousands):
    Basic: weighted average number of shares
       outstanding ...................................      40,920       40,835
    Diluted: effect of share options .................        --            310
                                                         ---------    ---------

    Total diluted ....................................      40,920       41,145
                                                         =========    =========

Cash dividends paid per common share .................   $    --      $     .06
                                                         =========    =========


See notes to condensed consolidated financial statements.



                      FOSTER WHEELER LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                 THREE MONTHS ENDED
                                                                 ------------------
                                                            MARCH 29, 2002  MARCH 30, 2001
                                                            --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/earnings ........................................   $ (24,590)   $   8,105
Adjustments to reconcile net earnings to cash flows from
    operating activities:
Depreciation and amortization ..............................      11,514       13,873
Deferred tax ...............................................       1,973         (612)
Equity loss/(earnings), net of dividends ...................       6,076       (2,782)
Other ......................................................        (246)        (127)
Changes in assets and liabilities:
Receivables ................................................      34,779       38,231
Contracts in process and inventories .......................      67,873      (23,300)
Accounts payable and accrued expenses ......................     (13,940)     (48,742)
Estimated costs to complete long-term contracts ............      28,350      (51,757)
Advance payments by customers ..............................      39,257        3,247
Income taxes ...............................................      (5,432)      (1,804)
Other assets and liabilities ...............................         378       (2,401)
                                                               ---------    ---------
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES ...........     145,992      (68,069)
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .......................................      (4,565)      (9,009)
Proceeds from sale of properties ...........................         157          259
(Increase)/decrease in investments and advances ............        (368)       7,587
Increase in short-term investments .........................        --           (804)
Partnership distributions ..................................      (2,061)      (1,367)
                                                               ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES ......................      (6,837)      (3,334)
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend to stockholders ...................................        --         (2,443)
Repurchase of common stock .................................        --            (37)
Proceeds from exercise of stock options ....................        --            531
(Decrease)/increase in short-term debt .....................     (12,278)       5,160
Proceeds from long-term debt ...............................      81,321       50,012
Repayment of long-term debt ................................      (3,037)      (4,300)
                                                               ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..................      66,006       48,923
                                                               ---------    ---------

Effect of exchange rate changes on cash and cash equivalents      (6,003)     (10,483)
                                                               ---------    ---------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS ...........     199,158      (32,963)
Cash and cash equivalents at beginning of year .............     224,020      191,893
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................   $ 423,178    $ 158,930
                                                               =========    =========

Cash paid during period:
Interest (net of amount capitalized) .......................   $   4,479    $  10,945
Income taxes ...............................................   $   3,298    $   2,556



See notes to condensed consolidated financial statements.

                      FOSTER WHEELER LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. The condensed consolidated balance sheet as of March 29, 2002, and the related condensed consolidated statements of earnings and comprehensive income and cash flows for the three month periods ended March 29, 2002 and March 30, 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in Foster Wheeler Ltd.'s Annual Report on Form 10-K for the fiscal year ended December 28, 2001 filed with the Securities and Exchange Commission on April 12, 2002. The condensed consolidated balance sheet as of December 28, 2001 has been derived from the audited Consolidated Balance Sheet included in the 2001 Form 10-K. A summary of Foster Wheeler's significant accounting policies is presented on pages 41 through 44 in its 2001 Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the 2001 Form 10-K when reviewing interim financial results. There has been no material change in the accounting policies followed by Foster Wheeler Ltd. (hereinafter referred to as "Foster Wheeler" or the "Company") during the first quarter of 2002 except for the adoption of Statement of Financial Accounting Standards Nos. 142 and 144 as discussed below.

         Effective December 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which supercedes APB Opinion No. 17, "Intangible Assets". This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires that goodwill should no longer be amortized and instead should be subject to an impairment assessment. The Company will finalize its adoption of SFAS No. 142 in 2002. See
         Note 8 for further information.

         Effective December 29, 2001, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses the accounting for long-lived assets to be disposed of by sale and resolves significant implementation issues relating to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Foster Wheeler's results of operations or financial position have not been affected by the adoption of this statement.

2. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of assets and the satisfaction of liabilities in the normal course of business is dependent on the Company maintaining credit facilities adequate to conduct its business. The Company has in place a Revolving Credit Agreement with a consortium of banks. The Company has received a series of waivers from the required lenders under its Revolving Credit Agreement of certain covenant violations thereunder. The waivers extend through May 30, 2002, subject to the Company's ongoing satisfaction of certain conditions. The Company is in negotiations with the lenders under its Revolving Credit Agreement to replace the current Revolving Credit Agreement with a new or amended credit facility.

         If a new or amended credit facility is not completed, the lenders under the Revolving Credit Agreement would have the ability to accelerate the payment of amounts borrowed thereunder ($140,000 as of March 29, 2002) and to require the Company to cash collateralize standby letters of credit outstanding thereunder ($93,000 as of March 29, 2002). The lenders also have the ability to assess a penalty interest under the terms of the agreement that would increase the interest rate on the outstanding borrowings by approximately 2%.

         It is unlikely that the Company would be able to repay amounts borrowed or cash collateralize standby letters of credit issued under the Revolving Credit Agreement if the banks were to exercise their right to accelerate payment dates. Failure by the Company to repay such amounts under the Revolving Credit Agreement would have a material adverse effect on the Company's financial condition and operations and result in defaults under the terms of the Company's following indebtedness: the Senior Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the subordinated Robbins Facility exit funding obligations, and certain of the special-purpose project debt which would allow such debt to be accelerated. It is unlikely that the Company would be able to repay such indebtedness if such debt were accelerated. These debts have been classified as current liabilities in the accompanying condensed consolidated financial statements.

         There can be no assurance that the Company will receive further extensions of the waiver from the required lenders under the Revolving Credit Agreement or that the Company will be able to enter into a new or amended credit facility.

         As of March 29, 2002, the Company also had in place a receivables sale arrangement pursuant to which the Company has sold receivables totaling $50,000. Such receivables are not reflected in the accounts receivable
         - trade in the condensed consolidated balance sheet. The bank that is party to this financing has elected to terminate the agreement in accordance with its terms effective April 30, 2002. The Company may elect to replace this facility if it can negotiate satisfactory terms and conditions from one or more of the financial institutions with which it is currently in discussions.

         The Company is also a lessee under an operating lease financing agreement relating to a corporate office building in the amount of $33,000 with a consortium of banks. The lease financing facility matured on February 28, 2002. The banks that are party to that agreement have provided forbearance through May 30, 2002, while the Company is negotiating with another financial institution to replace this lease financing.

         There can be no assurance that the Company will be able to negotiate an extension of the lease financing forbearance or that the Company will be able to enter into replacement facilities for either the receivables sale arrangement or the lease financing.

         The above factors raise substantial doubts about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company has initiated a comprehensive plan to enhance cash generation and to improve profitability. The operating performance portion of the plan concentrates on the quality and quantity of backlog, the execution of projects in order to achieve or exceed the profit and cash targets and the optimization of all non-project related cash sources and uses. In connection with this plan, a group of outside consultants has been hired for the purpose of carrying out a performance improvement intervention. The tactical portion of the performance improvement intervention concentrates on booking current projects, executing twenty-two "high leverage projects" and generating incremental cash from high leverage opportunities such as overhead reductions, procurement and accounts receivable. The systemic portion of the performance improvement intervention concentrates on sales effectiveness, estimating, bidding and project execution procedures.

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

3. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, and contingencies, among others. As of March 29, 2002 and December 28, 2001, costs of approximately $135,000 were included in assets, primarily in receivables and contracts in process, representing amounts expected to be realized from claims to customers. These claims have been recognized in accordance with the AICPA's Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts". This Statement requires that it be probable that the claim will result in additional contract revenue and the amount can be reliably estimated. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings. Accordingly, it is possible that the amounts realized could differ materially from the balances included in the financial statements. Management believes that these matters will be resolved without a material effect on the Company's financial position or results of operations.

4. On January 13, 1999 FW Preferred Capital Trust I, a Delaware Business Trust which is a 100% owned finance subsidiary of the Company, issued $175,000 in Preferred Trust Securities. The Preferred Trust Securities are fully and unconditionally guaranteed by the Company. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. Such distributions may be deferred for periods up to five years. In accordance with this provision, the Company elected to defer the distributions due on January 15 and April 15, 2002. The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004.

5. At March 29, 2002, a total of 5,461,968 shares of common stock were reserved for issuance under various stock option plans; of this total, 584,930 were not under option.

6. Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed based on the basic plus the dilution of stock options. In 1999, the Company adopted The Directors Deferred Compensation and Stock Award Plan (the "Plan"). Under the Plan, each non-management director is credited annually with share units of the Company's common stock. In addition, each non-management director may elect to defer receipt of compensation for services rendered as a director, which deferred amount is credited to his or her account in the form of share units. The Company makes a supplemental contribution equal to 15% of the deferred amount. For the three months ended March 29, 2002, 31,950 share units were credited in participants' accounts. As of March 29, 2002, 161,316 share units were credited in participants' accounts and are included in the calculation of basic earnings per share. Options to purchase 4,877 shares of common stock were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The 13,086 shares related to the convertible subordinated notes were not included in the computation for the period ended March 29, 2002 due to their antidilutive effect.

7.       Interest income and cost for the following periods are:

                                      THREE MONTHS ENDED
                                      ------------------
                             MARCH 29, 2002           MARCH 30, 2001
                             --------------           --------------

Interest Income                 $ 1,727                  $ 3,438
                                =======                  =======
Interest Cost                   $ 21,154                 $20,895
                                ========                 =======

         Included in the interest cost is interest capitalized on self-constructed assets, which was $238 and $130 for the quarters ended March 29, 2002 and March 30, 2001, respectively. Interest costs also included dividends on Preferred Trust Securities which amounted to $4,012 and $3,937 for the three months ended March 29, 2002 and March 30, 2001, respectively.

8. Effective December 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which supercedes APB Opinion No. 17, "Intangible Assets". The statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. Impairment losses will be measured as of December 29, 2001 and recognized as the cumulative effect of a change in accounting principle in 2002. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121.

         As of March 29, 2002, the Company had unamortized goodwill of $199,801. In accordance with SFAS No. 142, the Company is no longer amortizing goodwill. The Company anticipates that at a minimum there will be an impairment of $25,000 after tax relating to the goodwill associated with a waste-to-energy facility included in the operations of the Energy Equipment Group. The Company will complete its assessment of the impact of this statement in 2002 and will record the impairment loss at the time the assessment is completed.

         As of December 29, 2001, the Company had unamortized identifiable intangible assets of $74,391. The following table details amounts relating to those assets as of March 29, 2002.



                                As of March 29,          As of December 28,
                                    2002                        2001
                        --------------------------- --------------- ------------
                        Gross Carrying Accumulated   Gross Carrying  Accumulated
                            Amount     Amortization      Amount     Amortization
                        -------------- ------------ ----------------------------
         Patents           $ 34,771      $ (10,651)      $ 35,010     $ (10,213)
         Trademarks          59,218        (10,056)        59,218        (9,624)
                           --------      ----------      --------     ---------
              Total        $ 93,989      $ (20,707)      $ 94,228     $ (19,837)
                           --------      ----------      --------     ---------

         Amortization expense related to patents and trademarks for the three-month period ended March 29, 2002 was $870. Amortization expense is expected to approximate $3,200 each year in the next five years.

         The following table presents the prior year reported amounts adjusted to eliminate the effect of goodwill amortization in accordance with SFAS No. 142.



                                                       Three Months Ended

                                                MARCH 29, 2002   MARCH 30, 2001
                                                --------------   --------------
         Reported Net (loss)/earnings             $(24,590)        $ 8,105
         Add back:  goodwill amortization             --             1,342
                                                -------------     --------
         Adjusted net (loss)/earnings             $(24,590)        $ 9,447
                                                -------------     --------


9. In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment design or plant construction. Based on its knowledge of the facts and circumstances surrounding such claims and of its insurance coverage for such claims, if any, management of the Company believes that the disposition of such suits will not result in charges against assets or earnings materially in excess of amounts previously provided for in the accounts.


         Some of the Company's subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Company's subsidiaries during the 1970s and prior. As of March 29, 2002, there were approximately 111,500 claims pending. During the first quarter of 2002, approximately 10,000 new claims have been filed and approximately 9,200 were either settled or dismissed without payment. The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage, was $19,192 in the first quarter of 2002. As of March 30, 2001, there were approximately 102,800 claims pending. During the first quarter of 2001, approximately 13,300 new claims were filed and approximately 2,600 were either settled or dismissed without payment. The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage, was $8,900 in the first quarter of 2001. The increase in the amount spent on asbestos litigation defense and case resolution in the first quarter of 2002 compared to the same period in 2001 is due to the high level of claims settled in the fourth quarter of 2001.

         The Company's subsidiaries continue to actively manage claims and to negotiate with certain insurance carriers concerning the limits of coverage provided during different time periods. An agreement which one of the Company's subsidiaries has had with a number of insurers to allow for efficient and thorough handling of claims was terminated by one of the participant insurers with respect to claims filed after June 12, 2001. As a result in the first quarter of 2001, lawsuits commenced among the Company's subsidiaries and certain of the insurers to determine the respective rights and responsibilities under the policies going forward. The Company's subsidiaries are currently in negotiations with the insurers, and the Company believes that they will enter into a similar replacement arrangement to govern the management of, and allocation of payments on, asbestos related claims filed after June 12, 2001. The Company anticipates that the existing insurance policies are adequate whether or not its subsidiaries can agree on a new arrangement. Although the expiration of the previous arrangement may delay the ability of the Company's subsidiaries to get reimbursed on a timely basis by the insurers for claims filed after June 12, 2001, insurance policies will continue to cover asbestos related claims brought against the Company's subsidiaries after June 12, 2001 and it is anticipated that the Company's subsidiaries can continue to manage the resolution of such claims without a material adverse impact on the Company's financial condition.

         The Company has recorded an asset relating to probable insurance recoveries and a liability related to probable losses. The Company's ability to continue to recover costs or any portion thereof relating to the defense and payment of these claims is uncertain and dependent on a number of factor including the financial solvency of the insurers, some of which are currently insolvent, including one insurer that has provided policies for a substantial amount of coverage. The Company cannot predict the amount or timing of claims that could be submitted to insolvent insurers.

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

         The Company's subsidiaries have been effective in managing the asbestos litigation in part because (1) the Company's subsidiaries have access to historical project documents and other business records going back more than 50 years, allowing them to defend themselves by determining if they were present at the location that is the cause of the alleged asbestos claim and, if so the timing and extent of their presence, (2) the Company's subsidiaries maintain good records on insurance policies and have identified policies issued since 1952, and
         (3) the Company's subsidiaries have consistently and vigorously defended these claims which has resulted in dismissal of claims that are without merit or settlement of claims at amounts that are considered reasonable.

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

         On April 3, 2002 the United States District Court for the Northern District of Texas entered an amended final judgment in the matter of KOCH ENGINEERING COMPANY. ET AL VS. GLITSCH, INC. ET AL. Glitsch, Inc. (now known as Tray, Inc.) is an indirect subsidiary of the Company. This lawsuit claimed damages for patent infringement and trade secret misappropriations and has been pending for over 18 years. As previously reported by the Company, a judgment was entered in this case on November 29, 1999 awarding plaintiffs compensatory and punitive damages plus prejudgment interest in an amount yet to be calculated. This amended final judgment in the amount of $54,283 includes such interest for the period beginning in 1983 when the lawsuit was filed through entry of judgment. Post-judgment interest will accrue at a rate of
         5.471 percent per annum from November 29, 1999. The management of Tray, Inc. believes that the Court's decision contains numerous factual and legal errors subject to reversal on appeal. Tray Inc. has filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit.

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

         In 1996, the Company completed the construction of a recycling and waste-to-energy project located in the Village of Robbins, Illinois (the "Robbins Facility"). By virtue of the Robbins Facility qualifying under the Illinois Retail Rate Law as a qualified solid waste-to-energy facility, it was to receive electricity revenues projected to be substantially higher than the utility's "avoided cost". Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on utility gross receipts and invested capital. The State of Illinois (the "State") was to be reimbursed by the Robbins Facility for the tax credit beginning after the 20th year following the initial sale of electricity to the utility. The State repealed the Retail Rate Law insofar as it applied to the Robbins Facility. In October 1999, the Company reached an agreement (the "Robbins Agreement") with the holders of bonds issued by the Village of Robbins to finance the construction of the Robbins Facility (the "Bondholders"). As part of the Robbins Agreement, the Company agreed to continue to contest this repeal through litigation. Pursuant to the Robbins Agreement, the Company has also agreed that any proceeds of such litigation will be allocated in a certain order of priority. Pursuant to an agreement reached with the debtor project companies and the Bondholders and approved by the bankruptcy court on March 5, 2002 (IN RE: ROBBINS RESOURCE RECOVERY PARTNERS, L.P.,N.D. Illinois, Case No. 00B 25018), the foregoing allocation was modified so that any proceeds will now be allocated in the following order of priority: (1) to any attorneys entitled to a contingency fee, up to 15%; (2) up to the next $10,000, 50% to the Company, 50% to redeem outstanding 1999D Bonds; (3) to redeem all of the outstanding 1999D Bonds; (4) to reimburse the Company for any amounts paid by it in respect of the 1999D Bonds; (5) to reimburse the Company for any costs incurred by it in connection with prosecuting the Retail Rate litigation; (6) to redeem all of the outstanding 1999C Bonds; and (7) 10.6% interest on the foregoing items 4 and 5 to the Company. Then, to the extent there are further proceeds, 80% of any such proceeds shall be paid to the Indenture Trustee of Non-Recourse Robbins Bonds until an amount sufficient to repay such Bonds in full has been paid over, with the remaining 20% being paid over to the Company. After the foregoing payments shall have been made, any remaining proceeds shall be paid over to the Company.

         On December 1, 1999, three special purpose subsidiaries of the Company commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code in order to effectuate the terms of the Robbins Agreement. On January 21, 2000, these subsidiaries' plan of reorganization was confirmed, and the plan was consummated on February 3, 2000.

         On August 8, 2000, the Company initiated the final phase of its exit from the Robbins Facility. As part of the Robbins Agreement, the Company agreed to operate the Robbins Facility subject to being reimbursed for all costs of operation. Such reimbursement did not occur and, therefore, pursuant to the Robbins Agreement, the Company on October 10, 2000, completed the final phase of its exit from the project. The Company had been administering the project companies through a Delaware business trust, which owns the project on behalf of the Bondholders. As a result of its exit from the project, the Company is no longer administering the project companies. A subsidiary of the Company reached an agreement with the debtor project companies and the requisite holders of the bonds, which was approved by the bankruptcy court on March 5, 2002 (IN RE: ROBBINS RESOURCE RECOVERY PARTNERS, L.P.,N.D. Illinois, Case No. 00B 25018). This agreement is expected to favorably resolve any issues related to the exit from the project.

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

         The Company currently owns and operates industrial facilities and has also transferred its interests in industrial facilities that it formerly owned or operated. It is likely that as a result of its current or former operations, such facilities have been impacted by hazardous substances. The Company is not aware of any conditions at its currently owned facilities in the United States that it expects will cause the Company to incur significant costs.

         The Company is aware of potential environmental liabilities at facilities that it acquired in 1995 in Europe, but the Company has the benefit of an indemnity from the seller with respect to required remediation or other environmental violations existing at the time of acquisition that it believes will address the costs of any such remediation or other required environmental measures. The Company also may receive claims, pursuant to indemnity obligations from owners of recently sold facilities that may require the Company to incur costs for investigation and/or remediation. Based on the available information, the Company does not believe that such costs will be material. No assurance can be provided that the Company will not discover environmental conditions at its currently owned or operated properties, or that additional claims will not be made with respect to formerly owned properties, requiring the Company to incur material expenditures to investigate and/or remediate such conditions.

         The Company had been notified that it was a potentially responsible party ("PRP") under CERCLA or similar state laws at three off-site facilities, excluding sites as to which the Company has resolved its liability. At each of these sites, the Company's liability should be substantially less than the total site remediation costs because the percentage of waste attributable to the Company compared to that attributable to all other PRPs is low. The Company does not believe that its share of cleanup obligations at any of the three off-site facilities as to which it has received a notice of potential liability will individually exceed $1 million.

         Several of the Company's former subsidiaries associated with the Robbins Facility received a Complaint for Injunction and Civil Penalties from the State of Illinois, dated April 28, 1998 (amended in July 1998) alleging primarily state air violations at the Robbins Facility (PEOPLE OF THE STATE OF ILLINOIS V. FOSTER WHEELER ROBBINS, INC., filed in Circuit Court of Cook County, Illinois, County Department, Chancery Division). The United States Environmental Protection Agency commenced a related enforcement action at approximately the same time. (EPA-5-98-IL-12 and EPA-5-98-IL-13). Although the complaint seeks substantial civil penalties for numerous violations of up to $50.0 for each violation, with an additional penalty of $10.0 for each day of each violation, the maximum allowed under the statute, and an injunction against continuing violations, the relevant subsidiaries have reached an agreement with the state on a Consent Decree that resolves all violations. The Company's liability, if any, is not expected to be material.

         The Company's project claims have increased as a result of the increase in our lump-sum contracts between 1992 and 1999. Project claims brought by the Company against project owners for additional costs over the contract price or amounts not included in the original contract price, typically arising from changes in the initial scope of work or from owner-caused delays. These claims are often subject to lengthy arbitration or litigation proceedings. The costs associated with these changes or owner-caused delays include additional direct costs, such as increased labor and material costs associated with the performance of the additional works, as well as indirect costs that may arise due to delays in the completion of the project, such as increased labor costs resulting from changes in labor markets. The Company has used significant additional working capital in projects with costs overruns pending the resolution of the relevant project claims. The Company cannot assure that project claims will not continue to increase.

         In the ordinary course of business, the Company enters into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment or plant construction. Based on the Company's knowledge of the facts and circumstances relating to the liabilities, if any, and to the insurance coverage, the management believes that the disposition of those suits will not result in charges against assets or earning materially in excess of amounts previously provided in the accounts.

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

 10. Changes in equity for the three months ended March 29, 2002 were as follows:


                                                                                                      ACCUMULATED
                                                                                                        OTHER          TOTAL
                                                 COMMON STOCK           PAID-IN       RETAINED      COMPREHENSIVE   SHAREHOLDERS'
                                             SHARES      AMOUNT         CAPITAL       EARNINGS           LOSS          EQUITY
                                             ------      ------         -------       --------           ----          ------

Balance December 28, 2001                  40,771,560  $   40,772     $  201,390     $  (72,781)   $  (161,834)        $  7,547

Net loss                                                                                (24,590)                        (24,590)

Foreign currency translation adjustment                                                                 (9,277)          (9,277)

Current period declines in fair
  value of derivative instruments
  designated as cash flow hedges,
  net of tax                                                                                            (1,679)            (1,679)
Reclassification to earnings                                                                            (1,699)            (1,699)
                                           ----------  ----------   ------------   ------------    -------------     -------------


Balance March 29, 2002                     40,771,560    $ 40,772   $    201,390   $    (97,371)   $  (174,489)      $  (29,698)
                                           ==========  ==========   ============   =============   ============      ===========



11.      Major Business Groups

                                                             THREE MONTHS ENDED
                                                             ------------------
                                                     MARCH 29, 2002    MARCH 30, 2001(4)
                                                     --------------    -----------------

ENGINEERING & CONSTRUCTION (E&C)
       Revenues                                         $  421,135       $  473,552
       Gross earnings from operations                       40,219           41,122
       Interest expense                                       (318)             250
       Earnings before income taxes                         20,502           18,800

ENERGY EQUIPMENT (EE)
       Revenues                                         $  387,420       $  238,635
       Gross earnings from operations                       43,310           33,595
       Interest expense                                      7,381            6,074
       (Loss)/earnings before income taxes(1)               (1,774)           9,753

CORPORATE AND FINANCIAL SERVICES (C&F) (2)
       Revenues                                        $    (2,526)      $  (13,952)
       Gross earnings from operations                          (53)             242
       Interest expense (3)                                 13,853           14,441
       Loss before income taxes                            (37,434)         (18,046)

TOTAL
       Revenues                                        $   806,029       $  698,235
       Gross earnings from operations                       83,476           74,959
       Interest expense (3)                                 20,916           20,765
       (Loss)/earnings before income taxes                 (18,706)          10,507
       Provision for income taxes(1)                         5,884            2,402
                                                       -----------           ------

       Net (loss)/earnings                             $   (24,590)     $     8,105
                                                       ============     ===========

(1) Includes in the three months ended March 29, 2002, a provision for anticipated loss on sale of a waste-to-energy facility in the EE Group of $19,000 and an increase in the valuation allowance for deferred tax assets in C&F of $11,600.
(2)    Includes intersegment eliminations.
(3)    Includes dividend on Preferred Trust Securities.
(4) The corporate management fees were discontinued in 2002. The pre-tax amounts charged for 2001 were E&C $3,400 and EE $2,600.

12.      Consolidating Financial Information



         The following represents summarized consolidating financial information as of March 29, 2002 and December 28, 2001, with respect to the financial position, and for the three months ended March 29, 2002 and March 30, 2001, for results of operations and cash flows of the Company and its 100% owned and majority-owned subsidiaries. As a result of the reorganization on May 25, 2001 Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the Company's 6.75% notes due November 15, 2005 (the "Notes"). Foster Wheeler USA Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Power Group, Inc. formerly known as Foster Wheeler Energy International, Inc., Foster Wheeler International Holdings, Inc., Foster Wheeler Ltd., Foreign Holdings Ltd., and Foster Wheeler Inc. issued guarantees in favor of the holders of the Notes or otherwise assumed the obligations under the indenture governing the Notes. Each of the guarantees is full and unconditional and joint and several. In May and June 2001, the Company issued 6.5% Convertible Subordinated Notes (Convertible Notes) due in 2007. The Convertible Notes are fully and unconditionally guaranteed by Foster Wheeler LLC. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Company.

         The comparative statements for March 30, 2001, with respect to the results of operations and cash flows reflect the financial information of the Company prior to the reorganization that occurred on May 25, 2001. It is management's belief that due to the nature of the reorganization, a restatement of the prior financial statements would not be meaningful.



                               FOSTER WHEELER LTD.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 March 29, 2002
                            (In Thousands of Dollars)



                                           FOSTER WHEELER   FOSTER WHEELER  GUARANTOR  NON-GUARANTOR
                 ASSETS                         LTD.             LLC      SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                 ------                         ----             ---      ------------  ------------   ------------   ------------

Current assets ..........................   $      --      $   206,211    $ 1,085,748    $ 1,634,839    $(1,100,849)     1,825,949
Investment in subsidiaries ..............       (27,125)       (97,312)     1,301,608        580,757     (1,680,288)        77,640
Land, buildings & equipment (net) .......                                      19,149        374,894         (5,616)       388,427
Notes and accounts receivable -
  long-term .............................          --          595,655         45,996        845,428     (1,421,164)        65,915
Intangible assets net) ..................          --                         239,862        371,518       (338,297)       273,083
Other non-current assets ................          --           15,386        530,162        188,220         (7,403)       726,365
                                            -----------    -----------    -----------    -----------    -----------    -----------
TOTAL ASSETS ............................   $   (27,125)   $   719,940    $ 3,222,525    $ 3,995,656    $(4,553,617)   $ 3,357,379
                                            ===========    ===========    ===========    ===========    ===========    ===========

   LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities .....................   $     2,573    $   749,638    $ 1,322,327    $ 1,487,259    $(1,101,305)   $ 2,460,492
Long-term debt ..........................          --                         238,104      1,337,783     (1,426,763)       149,124
Other non-current liabilities ...........          --             --          945,547         59,336       (227,422)       777,461
                                            -----------    -----------    -----------    -----------    -----------    -----------
TOTAL LIABILITIES .......................         2,573        749,638      2,505,978      2,884,378     (2,755,490)     3,387,077
TOTAL SHAREHOLDERS' EQUITY ..............       (29,698)       (29,698)       716,547      1,111,278     (1,798,127)       (29,698)
                                            -----------    -----------    -----------    -----------    -----------    -----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY .................   $   (27,125)   $   719,940    $ 3,222,525    $ 3,995,656    $(4,553,617)   $ 3,357,379
                                            ===========    ===========    ===========    ===========    ===========    ===========






                               FOSTER WHEELER LTD.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                December 28, 2001
                            (In Thousands of Dollars)


                 ASSETS
                 ------
                                       FOSTER WHEELER   FOSTER WHEELER GUARANTOR  NON-GUARANTOR
                                            LTD.           LLC       SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                            ----           ---       ------------ ------------  ------------   ------------

Current assets ......................   $      --     $   121,298    $ 1,085,669   $ 1,644,843   $(1,097,434)   $ 1,754,376
Investment in subsidiaries ..........        10,102       (57,847)     1,327,480       566,982    (1,762,203)        84,514
Land, buildings & equipment (net) ...          --            --           23,548       381,367        (5,717)       399,198
Notes and accounts receivable -
   long-term ........................          --         595,655         46,062       844,730    (1,421,074)        65,373
Intangible assets (net) .............          --            --          239,862       374,335      (339,654)       274,543
Other non-current assets ............          --          15,962        545,329       183,480        (6,396)       738,375
                                        -----------   -----------    -----------   -----------   -----------    -----------

TOTAL ASSETS ........................   $    10,102   $   675,068    $ 3,267,950   $ 3,995,737   $(4,632,478)   $ 3,316,379
                                        ===========   ===========    ===========   ===========   ===========    ===========
   LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities .................   $     2,555   $   667,521    $ 1,334,268   $ 1,485,639   $(1,101,363)   $ 2,388,620
Long-term debt ......................          --            --          236,104     1,334,581    (1,432,830)       137,855
Other non-current liabilities .......          --            --          942,894        62,902      (223,439)       782,357
                                        -----------   -----------    -----------   -----------   -----------    -----------

TOTAL LIABILITIES ...................         2,555       667,521      2,513,266     2,883,122    (2,757,632)     3,308,832
TOTAL SHAREHOLDERS' EQUITY ..........         7,547         7,547        754,684     1,112,615    (1,874,846)         7,547
                                        -----------   -----------    -----------   -----------   -----------    -----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY .............   $    10,102   $   675,068    $ 3,267,950   $ 3,995,737   $(4,632,478)   $ 3,316,379
                                        ===========   ===========    ===========   ===========   ===========    ===========



                               FOSTER WHEELER LTD.
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                        Three Months Ended March 29, 2002
                            (In Thousands of Dollars)


                                 Foster Wheeler  Foster Wheeler Guarantor  Non-Guarantor
                                        LTD.          LLC     SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                        ----          ---     ------------  ------------ ------------ ------------

Operating revenues ................   $    --      $    --      $ 204,063    $ 636,024    $ (44,678)   $ 795,409
Other income ......................        --         16,553       16,319        8,424      (30,676)      10,620
                                      ---------    ---------    ---------    ---------    ---------    ---------
    Revenues ......................        --         16,553      220,382      644,448      (75,354)     806,029

Cost of operating revenues ........        --           --        189,307      567,303      (44,678)     711,932
Selling, general and adminis-
    trative expenses ..............        --           --         22,740       30,898         --         53,638
Other deductions and minority
    interest(*) ...................          29       14,675       19,359       55,778      (30,676)      59,165
Equity in net losses of
     subsidiaries .................     (24,571)     (26,810)     (10,990)        --         62,371         --
                                      ---------    ---------    ---------    ---------    ---------    ---------

Loss before income
     taxes ........................     (24,600)     (24,932)     (22,014)      (9,531)      62,371      (18,706)
Provision/(benefit) for income
     taxes ........................         (10)        (342)       4,778        1,458         --          5,884
                                      ---------    ---------    ---------    ---------    ---------    ---------

Net loss(**) ......................     (24,590)     (24,590)     (26,792)     (10,989)      62,371      (24,590)

Other comprehensive (loss)/income:
    Foreign currency translation
    adjustment ....................      (9,277)        --                     (10,417)      10,417       (9,277)
     Net gain /(loss) on derivative
    instruments ...................        --           --            (20)      (3,358)        --         (3,378)
                                      ---------    ---------    ---------    ---------    ---------    ---------

Comprehensive loss ................   $ (33,867)   $ (24,590)   $ (26,812)   $ (24,764)   $  72,788    $ (37,245)
                                      =========    =========    =========    =========    =========    =========


(*) Includes interest expense and dividends on preferred securities of $20,916. (**) Includes a provision for anticipated loss on sale of a waste-to-energy facility of $19,000 and an increase in the valuation allowance for deferred tax assets of $11,600.





                           FOSTER WHEELER CORPORATION
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                        Three Months Ended March 30, 2001
                            (In Thousands of Dollars)



                                                                 Guarantor     Non-Guarantor
                                                   FWC         SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
                                                   ---         ------------     ------------     ------------       ------------

 Operating revenues                           $       -           $ 163,480       $ 581,954      $    (62,791)     $      682,643
 Other income                                    4,075                2,840          21,788           (13,111)             15,592
                                              --------          -----------     -----------      ------------      --------------
     Total revenues                              4,075              166,320         603,742           (75,902)            698,235


 Cost of operating revenues                          -              153,761         516,715           (62,791)            607,685

 Selling, general and administrative
  expenses                                       2,621               13,268          35,508                 -              51,397
 Other deductions and minority
   interests(*)                                 10,969                1,471          29,317           (13,111)             28,646

 Equity in net earnings of subsidiaries         14,600               (5,964)                           (8,636)
                                              ---------         ------------    -----------      ------------      --------------

 Earnings/(loss) before income taxes             5,085               (8,144)         22,202            (8,636)             10,507

 (Benefit)/provision for income taxes           (3,020)                (803)          6,225                 -               2,402
                                              ---------         ------------    -----------      ------------      --------------

 Net earnings/(loss)                             8,105               (7,341)         15,977            (8,636)              8,105

 Other comprehensive loss:
  Foreign currency translation
  Adjustment                                   (17,716)              (5,202)        (15,679)           20,881             (17,716)

 Changes in unrealized gains/(loss) on
 derivative instruments, net of tax                  -                3,399          (9,744)                -              (6,345)

 Cumulative effect on prior years (to
 December 29, 2000) of change in
 accounting principle for derivatives,
 net of tax                                          -                3,535           2,765                                 6,300
                                              --------          -----------     -----------      ------------      --------------

 Comprehensive loss                         $   (9,611)         $    (5,609)    $    (6,681)     $     12,245      $       (9,656)
                                            ===========         ============    ============     ============      ===============


(*) Includes interest expense and dividends on preferred securities of $20,765.




                               FOSTER WHEELER LTD.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                        Three Months Ended March 29, 2002
                            (In Thousands of Dollars)

                                             FOSTER       FOSTER
                                            WHEELER       WHEELER       GUARANTOR     NON-GUARANTOR
                                              LTD.          LLC        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                              ----          ---        ------------    ------------     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES                    $   (29)    $     2,838     $  (22,443)    $      174,865     $   (9,239)   $   145,992
                                           --------    -----------     -----------    --------------     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                          (99)            (4,466)                       (4,565)
Proceeds from sale of properties                                                                 157                           157
Decrease/(increase) in investment and
   advances                                                                14,880            (25,170)         9,922           (368)
Other                                                                                         (2,061)                       (2,061)
                                           -------     -----------     ----------     ---------------    ----------    ------------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES                                                    14,781            (31,540)         9,922         (6,837)
                                           -------     -----------     ----------     ---------------    ----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to Shareholders                                                                    (13,562)        13,562
(Decrease)/increase in short-term debt                                    114,047           (126,325)                      (12,278)
Proceeds from long-term debt                                70,000                            11,321                        81,321
Repayment of long-term debt                                                                   (3,037)                       (3,037)
Other                                           29         (72,838)        (2,004)            89,491        (14,678)             -
                                         ---------     ------------    -----------   ---------------     -----------   -----------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES                         29          (2,838)       112,043            (42,112)        (1,116)        66,006
                                         ---------     ------------    ----------     ---------------    -----------   -----------

Effect of exchange rate changes on
   Cash and cash equivalents                                                                  (6,436)           433         (6,003)

INCREASE IN CASH AND CASH EQUIVALENTS                                     104,381             94,777                       199,158
Cash and cash equivalents,
beginning of period                                                        25,693            198,327                       224,020
                                         ---------     -----------     ----------     --------------     ----------    -----------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                $       -     $         -     $  130,074    $       293,104     $        -      $ 423,178
                                         =========     ===========     ==========    ===============     ==========    ===========




                           FOSTER WHEELER CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                        Three Months Ended March 30, 2001
                            (In Thousands of Dollars)

                                                                   GUARANTOR       NON-GUARANTOR
                                                      FWC        SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
                                                      ---        ------------      ------------       ------------     ------------
CASH FLOWS FROM OPERATING
     ACTIVITIES
NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES                           $   (1,659)     $  (64,083)     $   (8,960)         $    6,633        $  (68,069)
                                                  -----------     -----------     -----------         ----------        -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures                                                    (484)         (8,525)                               (9,009)
Proceeds from sale of properties                                                         259                                   259
Decrease/(increase) in investment and
   advances                                            1,671                          10,209              (4,293)            7,587
Increase in short-term investments                                                      (804)                                 (804)
Other                                                                                    (91)             (1,276)           (1,367)
                                                   ---------     -----------      -----------         -----------       -----------
NET CASH PROVIDED/(USED) BY
   INVESTING ACTIVITIES                                1,671            (484)          1,048              (5,569)           (3,334)
                                                   ---------      -----------     ----------          -----------       -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES
Dividends to Stockholders                             (2,443)                                                               (2,443)
Increase in short-term debt                                                            5,160                                 5,160
Proceeds from long-term debt                          50,000                              12                                50,012
Repayment of long-term debt                                                           (4,300)                               (4,300)
Other                                                (67,994)         63,340           6,212              (1,064)              494
                                                   ----------     ----------      ----------          -----------       ----------
NET CASH (USED)/PROVIDED BY
   FINANCING ACTIVITIES                              (20,437)         63,340           7,084              (1,064)           48,923
                                                   ----------     ----------      ----------          -----------       ----------

Effect of exchange rate changes on
   cash and cash equivalents                                                         (10,483)                              (10,483)
DECREASE IN CASH AND CASH EQUIVALENTS                (20,425)         (1,227)        (11,311)                              (32,963)
Cash and cash equivalents, beginning  of
   period                                              30,976          2,187         158,730                               191,893
                                                  -----------     ----------      ----------          ----------        ----------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                         $    10,551     $       960      $ 147,419          $        -         $ 158,930
                                                  ===========     ===========     ==========          ===========       ==========


13. The Company owns a non-controlling equity interest in three cogeneration projects and one waste-to-energy project; three of which are located in Italy and one in Chile. Two of the projects in Italy are each 42% owned while the third is 49% owned by the Company. The project in Chile is 85% owned by the Company. The Company does not have a controlling financial interest in the Chilean project. Following is summarized financial information for the Company's equity affiliates combined, as well as the Company's interest in the affiliates.

                                                                  MARCH 29, 2002        DECEMBER 28, 2001
                                                                  --------------        -----------------
         BALANCE SHEET DATA:
         Current assets                                               $  98,320             $    99,243
         Other assets (primarily buildings
              and equipment)                                            527,401                 538,603
         Current liabilities                                             29,372                  27,234
         Other liabilities (primarily long-
              term debt)                                                479,105                 487,154
         Net assets                                                     117,244                 123,458

         INCOME STATEMENT DATA FOR THREE MONTHS:                  MARCH 29, 2002          MARCH 30, 2001
         ---------------------------------------                  --------------          --------------
         Total revenues                                               $  51,616               $  56,046
         Income before income taxes                                      10,445                  10,984
         Net earnings                                                     6,699                   7,810


        As of March 29, 2002, the Company's share of the net earnings and investment in the equity affiliates totaled $3,540 and $77,833, respectively. Dividends of $9,616 were received during the first three months of 2002. The Company has guaranteed certain performance obligations of such projects. The Company's average contingent obligations under such guarantees are approximately $2,700 per year for the four projects. The Company has provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the project be insufficient to cover the debt service payments. No amount has been drawn under the letter of credit.

        The income statement data for the three months ended March 30, 2001 includes the results of two hydrogen production plants located in Venezuela. The Company's interest in these plants was sold in April 2001.

14. The difference between the statutory and effective tax rate in 2002 is predominately due to a domestic pretax loss for which no income tax benefit was claimed. The difference between the statutory and effective tax rate in 2001 is predominantly due to state and local taxes, certain tax credits and the favorable settlement of a contested foreign tax liability.

ITEM 2 -          MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

The following is Management's Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of the Company for the periods indicated below. This discussion and analysis should be read in conjunction with the 2001 Form 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 29, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 30, 2001

                                           CONSOLIDATED DATA

                                           THREE MONTHS ENDED
                                 MARCH 29, 2002          MARCH 30, 2001
                                 --------------          --------------

      Backlog                      $  5,966,617             $  6,250,518
                                   ============             ============
      New orders                   $    792,830             $    950,451
                                   ============             ============
      Revenues                     $    806,029             $    698,235
                                   =============            ============
      Net (loss)/earnings          $    (24,590)            $       8,105
                                   =============            =============

The Company's consolidated backlog at March 29, 2002 totaled $5,966,617, which represented a 4.5% decrease from the amounts as of March 30, 2001. As of March 29, 2002, 34% of the consolidated backlog was from lump-sum work, 64% of which was for the Energy Equipment Group, and 66% was from reimbursable work.

The elapsed time from the award of a contract to completion of performance may be up to four years. The dollar amount of backlog is not necessarily indicative of the future earnings of the Company related to the performance of such work. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which management has determined are likely to be performed. Although backlog represents only business which is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Company's control, such as changes in project schedules, the Company cannot predict with certainty the portion of backlog to be performed in a given year. Backlog is adjusted to reflect project cancellations, deferrals, sale of subsidiaries and revised project scope and cost. This adjustment for the three months ended March 29, 2002 was $5,586, compared with $15,877 for the three months ended March 30, 2001. Furthermore, because of the large size and uncertain timing of projects, future trends are difficult to predict.

New orders awarded for the three months ended March 29, 2002 were $792,830 compared to $950,451 for the period ended March 30, 2001, a reduction of approximately 17%. Approximately 34% of new orders booked in the three months ended March 29, 2002 were for projects awarded to the Company's subsidiaries located outside the United States. Key countries and geographic areas contributing to new orders awarded for the three months ended March 29, 2002 were the United States and Europe. The reduction in new orders was primarily due to lower activity in the Engineering and Construction Group.

Operating revenues increased 17% in the three months ended March 29, 2002 compared to the three months ended March 30, 2001 to $795,409 from $682,643. This increase was primarily due to higher activity in the Energy Equipment Group. Late in 2000 and early in 2001, the Energy Equipment Group had received significant new awards that resulted in higher revenues in the current period.

Gross earnings, which are equal to operating revenues minus the cost of operating revenues, increased by $8,519 in the three months ended March 29, 2002 as compared with the three months ended March

30, 2001 to $83,477 from $74,958. This increase in gross earnings was primarily due to the higher operating revenues in the Energy Equipment Group, primarily in the United States. The Energy Equipment Group normally experiences higher levels of gross earnings than the Engineering and Construction Group due to its higher levels of lump sum versus cost-reimbursable contracts.

Selling, general and administrative expenses increased by 4% in the three months ended March 29, 2002 as compared with the same period in 2001, from $51,397 to $53,638. Domestic selling general and administrative costs are the focus of the current intervention process as discussed in Note 2 to the condensed consolidated financial statements. Due to the timing of the changes made in this area, the total impact of the reductions was not realized in the first quarter of 2002.

Other income in the three months ended March 29, 2002 decreased to $10,620 from $15,592 for the period ended March 30, 2001. This decrease is primarily related to interest income ($1,711) equity gain ($1,278) and foreign transaction gains ($745).

Other deductions and minority interest for the three months ended March 29, 2002 were $30,444 higher than that reported in the three months ended March 30, 2001. The increase primarily relates to a provision for anticipated loss on sale of a waste-to-energy facility in the Energy Equipment group of $19,000 as well as increased consulting and bank fees.

The tax provision for the three months ended March 29, 2002 was $5,884 on losses before tax of $18,706. The change from a benefit of $6,547 to a provision of $5,884 was due to the increase in the valuation allowance for deferred tax assets of $11,600.

The net loss for the three months ended March 29, 2002 was $24,590 or $.60 per share diluted compared to net earnings of $8,105 or $.20 diluted per share for the three months ended March 30, 2001. The decrease relates to the loss before taxes primarily due to the provision for anticipated loss on sale of a waste-to-energy facility of $19,000 as well as increased consulting and bank fees.

ENGINEERING AND CONSTRUCTION GROUP
                                                  THREE MONTHS ENDED
                                                  ------------------
                                          MARCH 29, 2002         MARCH 30, 2001
                                          --------------         --------------

     Backlog                                $ 4,346,068          $  4,522,540
                                            ============         ============
     New orders                             $   383,310          $    576,988
                                            ============         ============
     Operating revenues                     $   413,042          $    465,873
                                            ============         ============
     Gross earnings from operations         $    40,219          $     41,122
                                            ============         =============

The Engineering and Construction Group ("E&C Group") had a backlog of $4,346,068 at March 29, 2002, which represented a decrease of $176,472 from March 30, 2001, primarily due to the lower level of new orders. New orders booked for the three-month period ended March 29, 2002 decreased by 34% compared with the period ended March 30, 2001. This decrease reflects lower new orders in the United Kingdom and Continental Europe. Both of these operating units received significant awards in the first quarter of 2001 that were not repeated in 2002.

Operating revenues for the three-month period ended March 29, 2002 decreased 11% compared to the three-month period ended March 30, 2001. Gross earnings from operations decreased by 2% for the three-month period ended March 29, 2002, compared with the corresponding period ended March 30, 2001. Both the operating revenues and gross earnings decrease can be associated with lower activity in the United States, France and Spain.

ENERGY EQUIPMENT GROUP
                                                     THREE MONTHS ENDED
                                                     ------------------
                                            MARCH 29, 2002      MARCH 30, 2001
                                            --------------      --------------

      Backlog                                  $ 1,651,752        $1,839,510
                                               ===========        ==========
      New orders                               $   413,973        $  378,864
                                               ===========        ==========
      Operating revenues                       $   383,516        $  230,201
                                               ===========        ==========
      Gross earnings from operations           $    43,310        $   33,594
                                               ===========        ==========

The Energy Equipment Group had a backlog of $1,651,752 at March 29, 2002, which represented a 10% decrease from March 30, 2001. Late in 2000 and early in 2001, this group had received significant new awards that resulted in higher revenues in the current period. These revenues resulted in a reduction in the backlog compared to the end of March 2001.

New orders booked for the three-month period ended March 29, 2002 increased by 9% from corresponding period in 2001, primarily due to the award of a significant domestic power project in the first quarter of 2002.

Operating revenues for the three month period ended March 29, 2002 increased by 67%. Gross earnings from operations increased by 29% for the three-month period ended March 29, 2002 compared with the period ended March 30, 2001 primarily due to higher operating revenues. The reduction in the gross margin from 14.6% at March 30, 2001 to 11.2% at March 29, 2002 is primarily due to the contract write-downs of $88,400 recorded in the fourth quarter of 2001.

As previously disclosed, the Company has reviewed various methods of monetizing selected Power Systems facilities. Based on current economic conditions, Management concluded that it would continue to operate the facilities in the normal course of business. Management has reviewed these facilities for impairment on an undiscounted cash flow basis and determined that no adjustment to the carrying amounts is required. If the Company was able to monetize these assets, it is possible that the amounts realized could differ materially from the balances in the financial statements. Based on a preliminary sales agreement entered into with a third party, the Company recognized a provision for anticipated loss for the potential sale of a waste-to-energy facility of $19,000 ($12,400 after tax).

FINANCIAL CONDITION

Shareholders' equity for the three months ended March 29, 2002 decreased by $37,245, due primarily to the loss for the period of $24,590, changes in the foreign currency translation adjustment of $9,277 and unrealized loss on derivative instruments of $3,378.

Cash flows from operations were $145,992 for the three months ended March 29, 2002 compared to a use of cash from operations of $68,069 for the three months ended March 30, 2001. The increase in cash provided from operations is primarily due to the collection of two significant receivables ($87,000) and cash received from the cancellation of a company-owned life insurance plan ($22,000).

During the three months ended March 29, 2002, long-term investments in land, buildings and equipment were $4,565 as compared with $9,009 for the comparable period in 2001, which reflects lower investments in foreign build own and operate facilities which is in line with the previously announced repositioning plan for these types of plants.

Corporate and other debt, special purpose project debt and bank loans net of cash and short term investments have decreased by $133,441 since December 28, 2001. The improvement in net debt primarily resulted from increased cash flows from operations, including the cancellation of a company-owned life insurance plan ($22,000) and the collection of two significant receivables ($87,000). While the increased emphasis on cash is yielding favorable results, the significant improvement for the quarter largely reflects timing.

Corporate and other debts, including the Revolving Credit Agreement, are as follows:

                                                        March 29,   December 28,
                                                         2002           2001
                                                       ----------    -----------

Corporate and other debt consisted of the following:
     Revolving Credit Agreements (average
     interest rate 7.65%)                                 $140,000    $  70,000
     6.75% Notes due November 15, 2005                     200,000      200,000
     Other.........................................         38,512       27,627
                                                          --------     --------
                                                          $378,512     $297,627
Less, Current portion                                      367,243      297,627
                                                           -------     --------
                                                           $11,269     $  --
                                                           =======     ========

In the third quarter 1998, a subsidiary of the Company entered into a three year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. At March 29, 2002 and December 28, 2001, $50,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable-trade balance in the Condensed Consolidated Balance Sheet. The bank that is party to this financing has elected to terminate the agreement on April 30, 2002 in accordance with its terms. The Company may elect to replace this facility if it can negotiate satisfactory terms and conditions from one or more of the financial institutions with which it is currently in discussions.

LIQUIDITY AND CAPITAL RESOURCES

As of March 29, 2002, the Company had cash and cash equivalents on hand and short-term investments of $423,446. Management of the Company does not believe that this amount will be adequate to meet the Company's working capital and liquidity needs in the absence of a new or amended credit facility to replace the existing Revolving Credit Agreement. While the waivers remain in effect, the Company cannot make any additional borrowings under the Revolving Credit Agreement or issue any letters of credit that are not cash collateralized. Although the Company is in negotiations with its lenders for a new or amended credit facility, there can be no assurances that the Company will be successful in entering into a new or amended credit facility.

If the Company fails to enter into a new or amended credit facility during the pendency of the waiver, which expires May 30, 2002, the lenders under the Revolving Credit Agreement could accelerate the repayment of amounts borrowed under such agreement ($140,000 as of March 29, 2002) and require the Company to cash collateralize standby letters of credit outstanding thereunder ($93,000 as of March 29, 2002). The lenders also have the ability to assess a penalty interest under the terms of the agreement that would increase the interest rate on the outstanding borrowings by approximately 2%. Acceleration of the Revolving Credit Agreement would result in a default under the following agreements: the Senior Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the Subordinated Robbins Facility exit funding obligations and certain of the special-purpose project debt, which would allow such debt to be accelerated. It is unlikely that the Company would be able to repay amounts borrowed if the payment dates were accelerated. Failure by the Company to repay such amounts would have a material adverse effect on the Company's financial condition and operations.

The Company also had in place a receivables sale arrangement pursuant to which the Company has sold receivables totaling $50,000. The bank that is party to this financing has elected to terminate the agreement on April 30, 2002 in accordance with its terms. The Company is also a lessee under an operating lease financing agreement relating to a corporate office building in the amount of $33,000 with a consortium of banks. The lease financing facility matured on February 28, 2002. The banks that are party to that agreement have provided forbearance through May 30, 2002 while the Company is negotiating with another financial institution to replace this lease financing.

There can be no assurance that the Company will be able to negotiate a replacement of the lease financing forbearance or that the Company will be able to enter into replacement facilities for either the receivables sale arrangement or the lease financing. Failure by the Company to make the payments required upon expiration of the receivable sale arrangement or lease financing forbearance would have a material adverse effect on the Company's financial condition and operations.

The above factors raise substantial doubts about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company's liquidity has been negatively impacted by a number of claims relating to projects that have been affected by substantial scope of work changes and other adverse factors. The net exposure associated with these claims, which have accumulated over a period of time, approximate $135,000 at March 29, 2002 and December 28, 2001. While the future collections of these claims will increase cash inflows, the timing of collection of such claims is subject to uncertainty of recoverability as described in Note 3 to the condensed consolidated financial statements.

The Company is reviewing various methods to monetize certain assets in order to concentrate on reducing both corporate and project debt and improving cash flow.

The Company has guaranteed certain performance obligations of its equity interests as discussed in note 13 to the condensed consolidated financial statements. The Company's average contingent obligations under such guarantees are approximately $2,700 per year for the four projects. The Company has provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the project be insufficient to cover the debt service payments. No amount has been drawn under the letter of credit.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (IN THOUSANDS OF DOLLARS)

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

Interest Rate Risk - The Company is exposed to changes in interest rates primarily as a result of its borrowings under its Revolving Credit Agreement and its variable rate project debt. If market rates average 1% more in 2002 than in 2001, the Company's interest expense for the next twelve months would increase, and income before tax would decrease by approximately $2,262. This amount has been determined by considering the impact of the hypothetical interest rates on the Company's variable-rate balances as of March 29, 2002. In the event of a significant change in interest rates, management would likely take action to further mitigate its exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Foreign Currency Risk - The Company has significant overseas operations. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. This results in a mitigation of the potential impact of earnings fluctuations as a result of changes in foreign exchange rates. In addition in order to further mitigate risks associated with foreign currency fluctuations, the affiliates of the Company enter into foreign currency exchange contracts to hedge the exposed contract value back to their functional currency. As of March 29, 2002, the Company had approximately $279,833 of foreign exchange contracts outstanding. These contracts mature between 2002 and 2004. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currency or other currencies for which they have payment obligations to third parties. The Company does not enter into foreign currency contracts for speculative purposes.

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

SAFE HARBOR STATEMENT


This Management's Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q and other reports and oral statements made by representatives of the Company from time to time may contain forward-looking statements that are based on management's assumptions, expectations and projections about the Company and the various industries within which the Company operates. These include statements regarding the Company's expectation regarding revenues (including as expressed by its backlog), its liquidity and the outcome of negotiations with financing sources, the outcome of litigation and legal proceedings and recoveries from customers for claims. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Company cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward looking statements:

     o changes in the rate of economic growth in the United States and other major international economies,
     o changes in investment by the power, oil & gas, pharmaceutical, chemical/petrochemical and environmental industries;
     o    changes in regulatory environment;
     o    changes in project schedules;
     o changes in estimates made by the Company of costs to complete projects;
     o    changes in trade, monetary and fiscal policies worldwide;
     o    currency fluctuations;
     o    inability to achieve its plan to enhance cash generation;
     o terrorist attacks on facilities either owned or where equipment or services are or may be provided;
     o outcomes of pending and future litigation, including litigation regarding the Company's liability for damages and insurance coverage for asbestos exposure;
     o protection and validity of patents and other intellectual property rights;
     o    increasing competition by foreign and domestic companies;
     o negotiation of a long-term extension of the existing credit facilities;
     o    monetization of certain Power System facilities; and
     o    recoverability of claims against customers.

Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company. The reader should consider the areas of risk described above in connection with any forward-looking statements that may be made by the Company.

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


Some of the Company's subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Company's subsidiaries during the 1970s and prior. As of March 29, 2002, there were approximately 111,500 claims pending. During the first quarter of 2002, approximately 10,000 new claims have been filed and approximately 9,200 were either settled or dismissed without payment. The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage was $19.2 million in the first quarter of 2002. As of March 30, 2001, there were approximately 102,800 claims pending. During the first quarter of 2001, approximately 13,300 new claims were filed and approximately 2,600 were either settled or dismissed without payment. The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage was $8.9 million in the first quarter of 2001. The increase in the amount spent on asbestos litigation defense and claims resolution in the first quarter of 2002 compared to the same period in 2001 is due to the high level of claims settled in the fourth quarter of 2001.

The Company's subsidiaries continue to actively manage the claims and to negotiate with certain insurance carriers concerning the limits of coverage provided during different time periods. An agreement which one of the Company's subsidiaries has had with a number of insurers to allow for efficient and thorough handling of claims was terminated by one of the participant insurers with respect to claims filed after June 12, 2001. As a result in the first quarter of 2001, lawsuits commenced among the Company's subsidiaries and certain of the insurers to determine the respective rights and responsibilities under the policies going forward. The Company's subsidiaries are currently in negotiations with the insurers, and the Company believes that they will enter into a similar replacement arrangement to govern the management of, and allocation of payments on, asbestos related claims filed after June 12, 2001. The Company anticipates that the existing insurance policies are adequate whether or not its subsidiaries can agree on a new arrangement. Although the expiration of the previous arrangement may delay the ability of the Company's subsidiaries to get reimbursed on a timely basis by the insurers for claims filed after June 12, 2001, insurance policies will continue to cover asbestos related claims brought against the Company's subsidiaries after June 12, 2001 and it is anticipated that the Company's subsidiaries can continue to manage the resolution of such claims without a material adverse impact on the Company's financial condition.

The Company has recorded an asset relating to probable insurance recoveries and a liability related to probable losses. The Company's ability to continue to recover costs or any portion thereof relating to the defense and payment of these claims is uncertain and dependent on a number of factors including the financial solvency of the insurers, some of which are currently insolvent, including one insurer that has provided policies for a substantial amount of coverage. The Company cannot predict the amount or timing of claims that could be submitted to such insolvent insurers.

The Company's management, after consultation with counsel, has considered the litigation with the insurers described above, and the financial viability and legal obligations of the insurance carriers and believe that except for those insurers that have become or may become insolvent, the insurers or their guarantors should continue to adequately fund claims and defense costs relating to asbestos litigation. It should be noted that the estimate of the assets and liabilities related to asbestos claims and recovery is subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainty as to the ultimate number of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies currently involved in litigation, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes.

The Company's subsidiaries have been effective in managing the asbestos litigation in part because (1) the Company's subsidiaries have access to historical project documents and other business records going back more than 50 years, allowing them to defend themselves by determining if they were present at the location that is the cause of the alleged asbestos claim and, if so the timing and extent of their presence, (2) the Company's subsidiaries maintain good records on insurance policies and have identified policies issued since 1952, and (3) the Company's subsidiaries have consistently and vigorously defended these claims which has resulted in dismissal of claims that are without merit or settlement of claims at amounts that are considered reasonable.


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

On April 3, 2002 the United States District Court for the Northern District of Texas entered an amended final judgment in the matter of KOCH ENGINEERING COMPANY. ET AL VS. GLITSCH, INC. ET AL. Glitsch, Inc. (now known as Tray, Inc.) is an indirect subsidiary of the Company. This lawsuit claimed damages for patent infringement and trade secret misappropriations and has been pending for over 18 years. As previously reported by the Company, a judgment was entered in this case on November 29, 1999 awarding plaintiffs compensatory and punitive damages plus prejudgment interest in an amount yet to be calculated. This amended final judgment in the amount of $54.3 million includes such interest for the period beginning in 1983 when the lawsuit was filed through entry of judgment. Post-judgment interest will accrue at a rate of 5.471 percent per annum from November 29, 1999. The management of Tray, Inc. believes that the Court's decision contains numerous factual and legal errors subject to reversal on appeal. Tray Inc. has filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit.

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

In 1996, the Company completed the construction of a recycling and waste-to-energy project located in the Village of Robbins, Illinois (the "Robbins Facility"). By virtue of the Robbins Facility qualifying under the Illinois Retail Rate Law as a qualified solid waste-to-energy facility, it was to receive electricity revenues projected to be substantially higher than the utility's "avoided cost". Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on utility gross receipts and invested capital. The State of Illinois (the "State") was to be reimbursed by the Robbins Facility for the tax credit beginning after the 20th year following the initial sale of electricity to the utility. The State repealed the Retail Rate Law insofar as it applied to the Robbins Facility. In October 1999, the Company reached an agreement (the "Robbins Agreement") with the holders of bonds issued by the Village of Robbins to finance the construction of the Robbins Facility (the "Bondholders"). As part of the Robbins Agreement, the Company agreed to continue to contest this repeal through litigation. Pursuant to the Robbins Agreement, the Company has also agreed that any proceeds of such litigation will be allocated in a certain order of priority. Pursuant to an agreement reached with the debtor project companies and the Bondholders, and approved by the bankruptcy court on March 5, 2002 (IN RE: ROBBINS RESOURCE RECOVERY PARTNERS, L.P.,N.D. Illinois, Case No. 00B 25018), the foregoing allocation was modified so that any proceeds will now be allocated in the following order of priority: (1) to any attorneys entitled to a contingency fee, up to 15%; (2) up to the next $10,000, 50% to the Company, 50% to redeem outstanding 1999D Bonds; (3) to redeem all of the outstanding 1999D Bonds; (4) to reimburse the Company for any amounts paid by it in respect of the 1999D Bonds; (5) to reimburse the Company for any costs incurred by it in connection with prosecuting the Retail Rate litigation; (6) to redeem all of the outstanding 1999C Bonds; and (7) 10.6% interest on the foregoing items 4 and 5 to the Company. Then, to the extent there are further proceeds, 80% of any such proceeds shall be paid to the Indenture Trustee of Non-Recourse Robbins Bonds until an amount sufficient to repay such Bonds in full has been paid over, with the remaining 20% being paid over to the Company. After the foregoing payments shall have been made, any remaining proceeds shall be paid over to the Company.

On December 1, 1999, three special purpose subsidiaries of the Company commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code in order to effectuate the terms of the Robbins Agreement. On January 21, 2000, these subsidiaries' plan of reorganization was confirmed, and the plan was consummated on February 3, 2000.

On August 8, 2000, the Company initiated the final phase of its exit from the Robbins Facility. As part of the Robbins Agreement, the Company agreed to operate the Robbins Facility subject to being reimbursed for all costs of operation. Such reimbursement did not occur and, therefore, pursuant to the Robbins Agreement, the Company on October 10, 2000, completed the final phase of its exit from the project. The Company had been administering the project companies through a Delaware business trust, which owns the project on behalf of the bondholders. As a result of its exit from the project, the Company is no longer administering the project companies. A subsidiary of the Company reached an agreement with the debtor project companies and the requisite holders of the bonds, which was approved by the bankruptcy court on March 5, 2002 (IN RE:
ROBBINS RESOURCE RECOVERY PARTNERS, L.P.,N.D. Illinois, Case No. 00B 25018). This agreement is expected to favorably resolve any issues related to the exit from the project.

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

The Company currently owns and operates industrial facilities and has also transferred its interests in industrial facilities that it formerly owned or operated. It is likely that as a result of its current or former operations, such facilities have been impacted by hazardous substances. The Company is not aware of any conditions at its currently owned facilities in the United States that it expects will cause the Company to incur significant costs.

The Company is aware of potential environmental liabilities at facilities that it acquired in 1995 in Europe, but the Company has the benefit of an indemnity from the seller with respect to required remediation or other environmental violations existing at the time of the acquisition that it believes will address the costs of any such remediation or other required environmental measures. The Company also may receive claims, pursuant to indemnity obligations from owners of recently sold facilities that may require the Company to incur costs for investigation and/or remediation. Based on the available information, the Company does not believe that such costs will be material. No assurance can be provided that the Company will not discover environmental conditions at its currently owned or operated properties, or that additional claims will not be made with respect to formerly owned properties, requiring the Company to incur material expenditures to investigate and/or remediate such conditions.

The Company had been notified that it was a potentially responsible party ("PRP") under CERCLA or similar state laws at three off-site facilities, excluding sites as to which the Company has resolved its liability. At each of these sites, the Company's liability should be substantially less than the total site remediation costs because the percentage of waste attributable to the Company compared to that attributable to all other PRPs is low. The Company does not believe that its share of cleanup obligations at any of the three off-site facilities as to which it has received a notice of potential liability will individually exceed $1 million.

Several of the Company's former subsidiaries associated with the Robbins Facility received a Complaint for Injunction and Civil Penalties from the State of Illinois, dated April 28, 1998 (amended in July 1998) alleging primarily state air violations at the Robbins Facility (PEOPLE OF THE STATE OF ILLINOIS V. FOSTER WHEELER ROBBINS, INC., filed in Circuit Court of Cook County, Illinois, County Department, Chancery Division). The United States Environmental Protection Agency commenced a related enforcement action at approximately the same time. (EPA-5-98-IL-12 and EPA-5-98-IL-13). Although the complaint seeks substantial civil penalties for numerous violations of up to $50,000 for each violation, with an additional penalty of $10,000 for each day of each violation, the maximum allowed under the statute, and an injunction against continuing violations, the relevant subsidiaries have reached an agreement with the state on a Consent Decree that resolves all violations. The Company's liability, if any, is not expected to be material.

The Company's project claims have increased as a result of the increase in our lump-sum contracts between 1992 and 1999. Project claims brought by us against project owners for additional costs over the contract price or amounts not included in the original contract price, typically arising from changes in the initial scope of work or from owner-caused delays. These claims are often subject to lengthy arbitration or litigation proceedings. The costs associated with these changes or owner-caused delays include additional direct costs, such as increased labor and material costs associated with the performance of the additional works, as well as indirect costs that may arise due to delays in the completion of the project, such as increased labor costs resulting from changes in labor markets. The Company has used significant additional working capital in projects with costs overruns pending the resolution of the relevant project claims. The Company cannot assure that project claims will not continue to increase.

In the ordinary course of business, the Company enters into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment or plant construction. Based on the Company's knowledge of the facts and circumstances relating to the liabilities, if any, and to the insurance coverage, the management believes that the disposition of those suits will not result in charges against assets or earning materially in excess of amounts previously provided in the accounts.

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

         ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS

EXHIBIT NO.       EXHIBITS

10.1 Amendment No. 2 dated as of April 30, 2002 to Amendment No. 1 and Waiver dated as of January 28, 2002 relating to the Second Amended and Restated Revolving Credit Agreement dated as of May 25, 2001 among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc. (formerly known as Foster Wheeler Energy International, Inc.), Foster Wheeler Energy Corporation, the Guarantors signatory thereto, the Lenders signatory thereto, Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association (formerly known as First Union National Bank, ), as Syndication Agent, and ABN AMRO Bank N.V, as Documentation Agent, arranged by Banc of America Securities LLC, as Lead Arranger and Book Manager, and ABN AMRO BANK, N.V., Wachovia Securities, Inc. (formerly known as First Union Capital Markets), Greenwich Natwest Structured Finance Inc. and Toronto Dominion Bank, as Arrangers.

10.2 Forbearance Extension Agreement dated as of April 30, 2002, by and among (i) Perryville III Trust, (ii) BNY Midwest Trust Company, (iii) Foster Wheeler Realty Services, Inc., (iv) Foster Wheeler LLC, (v) Lombard US Equipment Finance Corporation, (vi) National Westminster Bank Plc and (vii) the banks listed on Schedule I to that certain Construction Loan Agreement dated as of December 16, 1994, among the Landlord, as Borrower, the lenders party thereto and their permitted successors and assigns and the Agent.

12.1 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges.

REPORTS ON FORM 8-K


REPORT DATE                DESCRIPTION

January 10, 2002      Foster Wheeler Ltd. announced that it sold its
                      power-generation plant in Mt. Carmel, Pennsylvania, and would take a charge of approximately $22 million in the fourth quarter as a result of the transaction. In addition, the Company is considering the possibility of taking certain restructuring and contract charges which have not been quantified.

January 14, 2002      Foster Wheeler Ltd. announced that it will  exercise its
                      right to defer the January 15, 2002 payment of the FW
                      Preferred Capital Trust I 9% Preferred Securities.

January 29, 2002      Foster Wheeler Ltd. announced its 2001 year-end results
                      and its comprehensive performance improvement plan.

March 8, 2002         Foster  Wheeler Ltd. announced that it obtained an
                      extension of its $50 million receivables sale arrangement through April 12, 2002 and has been taking steps to find a replacement for this facility. In addition, the Company received a forbearance of the exercise of any remedies from February 28, 2002 through April 15, 2002 from the required lenders under its $33 million lease financing facility, which facility matured on February 28, 2002.

April 2, 2002         Foster Wheeler Ltd. announced a San Francisco, California
                      jury returned a verdict finding Foster Wheeler liable in the case of TODAK VS. FOSTER WHEELER CORPORATION ET AL.

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

April 12, 2002        Foster Wheeler Ltd. filed a description of its authorized
                      common shares.

April 15, 2002        Foster  Wheeler  Ltd.  announced  that it filed its
                      Form 10-K for the fiscal year ended December 28, 2001 with the Securities and Exchange Commission and that it will take an additional loss for the fourth quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FOSTER WHEELER LTD.
                                                 -------------------
                                                    (Registrant)



Date:  MAY 13, 2002                               /S/ RAYMOND J. MILCHOVICH
      ----------------                           --------------------------
                                                 Raymond J. Milchovich
                                                 Chairman, President and
                                                 Chief Executive Officer





Date:  MAY 13, 2002                               /S/ GILLES A. RENAUD
      ----------------                           ---------------------
                                                 Gilles A. Renaud
                                                 Senior Vice President and
                                                 Chief Financial Officer