Form 10-Q
period 2002-06-28
FOSTER WHEELER LTD
filed 2002-08-19
CIK 1130385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                        FOR THE TRANSITION PERIOD FROM TO


                        COMMISSION FILE NUMBER 001-31305


                               FOSTER WHEELER LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         BERMUDA                                       22-3802649
--------------------------------                 -------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)


PERRYVILLE CORPORATE PARK, CLINTON, NJ                      08809-4000
--------------------------------------                --------------------
(Address of principal executive offices)                  (Zip Code)


           Registrant's telephone number, including area code: (908) 730-4000
                                                             -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,771,560 shares of the Company's common stock ($1.00 par value) were outstanding as of June 28, 2002.

                               FOSTER WHEELER LTD.

                                      INDEX



Part I              Financial Information:

          Item 1 - Financial Statements:

                    Condensed Consolidated Balance Sheet at June 28, 2002 and December 28, 2001

                    Condensed Consolidated Statement of Earnings and Comprehensive Income for the Three and Six Months Ended June 28, 2002 and June 29, 2001

                    Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 28, 2002 and June 29, 2001

                    Notes to Condensed Consolidated Financial Statements


          Item 2 - Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

          Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Part II              Other Information

          Item 1 - Legal Proceedings

          Item 4 - Submission of Matter to a Vote of Security Holders

          Item 6 - Exhibits and Reports on Form 8-K

Signatures

PART I   FINANCIAL INFORMATION
     ITEM 1 - FINANCIAL STATEMENTS

                      FOSTER WHEELER LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (In Thousands of Dollars)
                                   (Unaudited)
                                                                                    June 28, 2002  December 28, 2001

                                           ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ..................................................   $   344,024    $   224,020
      Short-term investments .....................................................           285            271
      Accounts and notes receivable ..............................................       831,147        946,344
      Contracts in process and inventories .......................................       421,153        504,128
      Prepaid, deferred and refundable income taxes ..............................        59,097         52,084
      Prepaid expenses ...........................................................        22,982         27,529
                                                                                     -----------    -----------
          Total current assets ...................................................     1,678,688      1,754,376
                                                                                     -----------    -----------
Land, buildings and equipment ....................................................       728,912        728,012
Less accumulated depreciation ....................................................       341,768        328,814
                                                                                     -----------    -----------
          Net book value .........................................................       387,144        399,198
                                                                                     -----------    -----------
Restricted cash ..................................................................        40,594           --
Notes and accounts receivable - long-term ........................................        51,477         65,373
Investment and advances ..........................................................        84,144         84,514
Goodwill, net ....................................................................       126,806        200,152
Other intangible assets, net .....................................................        73,746         74,391
Prepaid pension cost and benefits ................................................       127,481        122,407
Asbestos-related insurance recovery receivable ...................................       479,146        437,834
Other assets .....................................................................       165,904        173,279
Deferred income taxes ............................................................         5,266          4,855
                                                                                     -----------    -----------
          TOTAL ASSETS ...........................................................   $ 3,220,396    $ 3,316,379
                                                                                     ===========    ===========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current installments on long-term debt .....................................   $    42,685    $    12,759
      Bank loans .................................................................        20,821         20,244
      Corporate and other debt ...................................................          --          297,627
      Special-purpose project debt ...............................................          --           75,442
      Subordinated Robbins exit funding obligations ..............................          --          110,340
      Convertible subordinated notes .............................................          --          210,000
      Mandatory redeemable preferred securities of subsidiary trust holding solely
          junior subordinated deferrable interest debentures .....................          --          175,000
      Accounts payable and accrued expenses ......................................       694,434        777,768
      Estimated costs to complete long-term contracts ............................       654,986        580,766
      Advance payments by customers ..............................................        83,211         65,417
      Income taxes ...............................................................        61,934         63,257
                                                                                     -----------    -----------
          Total current liabilities ..............................................     1,558,071      2,388,620
                                                                                     -----------    -----------
Corporate and other debt less current installment ................................       346,992           --
Special-purpose project debt less current installments ...........................       200,605        137,855
Deferred income taxes ............................................................        44,849         40,486
Postretirement and other employee benefits other than pensions ...................       123,720        121,600
Asbestos-related liability .......................................................       444,291        445,370
Other long-term liabilities and minority interest ................................       177,950        174,901
Subordinated Robbins exit funding obligations less current installment ...........       108,865           --
Convertible subordinated notes ...................................................       210,000           --
Mandatory redeemable preferred securities of subsidiary trust holding solely
      junior subordinated deferrable interest debentures .........................       175,000           --
                                                                                     -----------    -----------
           TOTAL LIABILITIES .....................................................     3,390,343      3,308,832
                                                                                     -----------    -----------
SHAREHOLDERS' EQUITY:
Common Stock .....................................................................        40,772         40,772
Paid-in capital ..................................................................       201,390        201,390
Retained earnings (deficit) ......................................................      (255,847)       (72,781)
Accumulated other comprehensive loss .............................................      (156,262)      (161,834)
                                                                                     -----------    -----------
           TOTAL SHAREHOLDERS' EQUITY ............................................      (169,947)         7,547
                                                                                     -----------    -----------
          TOTAL LIABILITIES AND SHAREHOLDERS'
                EQUITY ...........................................................   $ 3,220,396    $ 3,316,379
                                                                                     ===========    ===========


See notes to condensed consolidated financial statements.


                      FOSTER WHEELER LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND
                      COMPREHENSIVE INCOME (In Thousands of
                       Dollars, Except Per Share Amounts)
                                   (Unaudited)

                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   ------------------            ----------------
                                                              JUNE 28, 2002  JUNE 29, 2001  JUNE 28, 2002  JUNE 29, 2001
                                                              -------------  -------------  -------------  -------------
Revenues:
    Operating revenues .....................................   $   944,334    $   826,882    $ 1,739,743    $ 1,509,525
    Other income ...........................................        14,567         13,301         25,187         28,893
                                                               -----------    -----------    -----------    -----------

    Total revenues .........................................       958,901        840,183      1,764,930      1,538,418
                                                               -----------    -----------    -----------    -----------

Costs and expenses:
    Cost of operating revenues .............................       895,547        742,461      1,607,479      1,350,146
    Selling, general and administrative expenses ...........        57,086         59,644        110,724        111,041
    Other deductions/minority interest .....................        67,392         13,135        105,641         21,016
    Interest expense .......................................        15,053         15,434         31,957         32,262
    Dividends on preferred security of subsidiary trust ....         4,104          3,938          8,116          7,875
                                                               -----------    -----------    -----------    -----------

    Total costs and expenses ...............................     1,039,182        834,612      1,863,917      1,522,340
                                                               -----------    -----------    -----------    -----------

(Loss)/earnings before income taxes ........................       (80,281)         5,571        (98,987)        16,078
Provision for income taxes .................................         4,695          4,782         10,579          7,184
                                                               -----------    -----------    -----------    -----------

Net (loss)/earnings prior to cumulative effect of a change
    in accounting principle ................................       (84,976)           789       (109,566)         8,894
Cumulative effect on prior years (to December 28, 2001) of
    a change in accounting principle for goodwill, net of $0
    tax ....................................................          --             --          (73,500)          --
                                                               -----------    -----------    -----------    -----------

Net (loss)/earnings ........................................       (84,976)           789       (183,066)         8,894


Other comprehensive loss:
    Foreign currency translation adjustment ................        18,683         (5,127)         9,406        (22,843)
    Change in unrealized losses on derivative instruments,
        net of tax .........................................          --           (3,185)        (1,679)        (8,830)
    Reclassification of unrealized gain on derivative
        instruments to earnings ............................          (456)        (1,255)        (2,155)        (1,955)
    Cumulative effect on prior year (to December 29, 2000)
        of change in accounting principle for derivatives,
        net of tax .........................................          --             --             --            6,300
                                                               -----------    -----------    -----------    -----------


Comprehensive loss .........................................   $   (66,749)   $    (8,778)   $  (177,494)   $   (18,434)
                                                               ===========    ===========    ===========    ===========



                                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       ------------------            ----------------
                                                                JUNE 28, 2002   JUNE 29, 2001 JUNE 28, 2002   JUNE 29, 2001
                                                                -------------   ------------- -------------   -------------
(Loss)/earnings per share:
    Basic:
        Net (loss)/earnings prior to cumulative effect of a
            change in accounting principle ................       $       (2.08)  $     0.02    $    (2.68)   $     0.22

        Cumulative effect on prior years (to December 28,
             2001) of a change in accounting principle for
             goodwill .....................................                --           --           (1.79)         --
                                                                  -------------   ----------    ----------    ----------
        Net (loss)/earnings ...............................       $       (2.08)  $     0.02    $    (4.47)   $     0.22
                                                                  =============   ==========    ==========    ==========


    Diluted:
        Net (loss)/earnings prior to cumulative effect of a
             change in accounting principle ...............       $       (2.08)  $    0.02    $     (2.68)    $     0.22

        Cumulative effect on prior years (to December 28,
             2001) of a change in accounting principle for
             goodwill .....................................                --           --           (1.79)      --
                                                                  -------------   ----------    ----------    ----------
        Net (loss)/earnings ...............................       $       (2.08)  $     0.02    $    (4.47)   $     0.22
                                                                  =============   ==========    ==========    ==========



Shares outstanding (in thousands):
    Basic: weighted average number of shares outstanding ..              40,945       40,891        40,932        40,863
    Diluted: effect of share options ......................                --            360          --             335
                                                                  -------------   ----------    ----------    ----------

    Total diluted .........................................              40,945       41,251        40,932        41,198
                                                                  =============   ==========    ==========    ==========

Cash dividends paid per common share ......................       $        --     $     0.06    $     --      $     0.12
                                                                  ============    ==========    ==========    ==========



See notes to condensed consolidated financial statements.



                      FOSTER WHEELER LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                    SIX MONTHS ENDED
                                                                    ----------------
                                                             JUNE 28, 2002  JUNE 29, 2001
                                                             -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/earnings ........................................   $(183,066)   $   8,894
Adjustments to reconcile net earnings to cash flows from
    operating activities:
    Cumulative effect of a change in accounting principle ..      73,500         --
    Depreciation and amortization ..........................      22,703       27,823
    Deferred tax ...........................................       3,655          505
    Provision for loss on sale of two waste-to-energy plants      50,800         --
    Dividends on Preferred Trust securities ................       8,116         --
    Equity loss/(earnings), net of dividends ...............       2,999          (85)
    Other ..................................................       1,611        6,187
Changes in assets and liabilities:
    Receivables ............................................      62,674      (26,076)
    Contracts in process and inventories ...................      76,091      (36,402)
    Accounts payable and accrued expenses ..................    (110,730)     (82,072)
    Estimated costs to complete long-term contracts ........      64,666      (25,944)
    Advance payments by customers ..........................      13,706        3,044
    Income taxes ...........................................      (4,504)      (5,004)
    Other assets and liabilities ...........................       2,731      (12,250)
                                                               ---------    ---------
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES ...........      84,952     (141,380)
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash ..................................     (40,594)        --
Capital expenditures .......................................     (10,940)     (16,333)
Proceeds from sale of properties ...........................       1,170       37,705
(Increase)/decrease in investments and advances ............      (1,567)       9,178
Increase in short-term investments .........................           4          361
Distributions to minority shareholder ......................      (2,061)      (1,367)
                                                               ---------    ---------
NET CASH (USED)/PROVIDED BY INVESTING ACTIVITIES ...........     (53,988)      29,544
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend to stockholders ...................................        --         (4,888)
Repurchase of common stock .................................        --            (37)
Proceeds from exercise of stock options ....................        --            627
Proceeds from convertible subordinated notes, net ..........        --        202,912
Increase/(decrease) in short-term debt .....................         299      (74,273)
Proceeds from long-term debt ...............................      69,118       78,271
Repayment of long-term debt ................................      (5,044)    (131,440)
                                                               ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..................      64,373       71,172
                                                               ---------    ---------

Effect of exchange rate changes on cash and cash equivalents      24,667      (15,680)
                                                               ---------    ---------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS ...........     120,004      (56,344)
Cash and cash equivalents at beginning of year .............     224,020      191,893
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................   $ 344,024    $ 135,549
                                                               =========    =========

Cash paid during period:
Interest (net of amount capitalized) .......................   $  16,125    $  32,775
                                                               ---------    ---------
Income taxes ...............................................   $   5,080    $  10,230
                                                               ---------    ---------




See notes to condensed consolidated financial statements.

                      FOSTER WHEELER LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. The condensed consolidated balance sheet as of June 28, 2002, and the related condensed consolidated statements of earnings and comprehensive income for the three and six month periods ended June 28, 2002 and June 29, 2001 and condensed consolidated statement of cash flows for the six months ended June 28, 2002 and June 29, 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

          The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in Foster Wheeler Ltd.'s Annual Report on Form 10-K for the fiscal year ended December 28, 2001 filed with the Securities and Exchange Commission on April 12, 2002. The condensed consolidated balance sheet as of December 28, 2001 has been derived from the audited consolidated balance sheet included in the 2001 Form 10-K. A summary of Foster Wheeler's significant accounting policies of Foster Wheeler Ltd. (hereinafter referred to as "Foster Wheeler" or the "Company") include the following:

          PRINCIPLES OF CONSOLIDATION - The condensed consolidated financial statements include the accounts of Foster Wheeler Ltd. and all significant domestic and foreign subsidiary companies. All significant intercompany transactions and balances have been eliminated.

          USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates relate to accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, asbestos litigation and expected recoveries and contingencies, among others. As of June 28, 2002 and December 28, 2001, costs of approximately $86,000 and $135,000, respectively, were included in assets, primarily in receivables and contracts in process, representing amounts expected to be realized from claims to customers. As of both June 28, 2002 and December 28, 2001, receivables of approximately $50,000 are being withheld by customers until the related claims discussed above are resolved. During the second quarter of 2002, the Company wrote down three claims against customers for a total of $47,900. The Company wrote down one claim by $16,200 to reflect a reassessment of recovery based on new facts during the quarter and management's strategy to realize cash by attempting to resolve claims. Management wrote down a second claim by $20,700. Management's decision was based on increases in the client's counterclaim and management's strategy to realize cash by attempting to resolve claims. A third claim was written down in the amount of $11,000 due to an unfavorable decision by an adjudicating body during the quarter.

          Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-

          Type and Certain Production-Type Contracts". This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor's performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings.

          REVENUE RECOGNITION ON LONG-TERM CONTRACTS - The Engineering and Construction ("E&C") Group records profits on long-term contracts on a percentage-of-completion basis on the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contracts of the E&C Group are generally considered substantially complete when engineering is completed and/or field construction is completed. The Company includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs when the Company determines that it is responsible for the engineering specification, procurement and management of such cost components on behalf of the customer.

          The Energy Group primarily records profits on long-term contracts on a percentage-of-completion basis determined on a variation of the efforts-expended and the cost-to-cost methods, which include multiyear contracts that require significant engineering efforts and multiple delivery units. These methods are periodically subject to physical verification of the actual progress towards completion. Contracts of the Energy Group are generally considered substantially complete when manufacturing and/or field erection is completed.

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

          Certain special-purpose subsidiaries in the Energy Group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the non-cancelable service contracts. The Company records revenues relating to debt repayment obligations on these contracts on a straight-line basis over the lives of the service contracts, and records depreciation of the facilities on a straight-line basis over the estimated useful lives of the facilities, after consideration of the estimated residual value.

          CASH AND CASH EQUIVALENTS - Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of $226,656 are maintained by foreign subsidiaries as of June 28, 2002. These subsidiaries require a substantial portion of these funds to support their liquidity and working capital needs.

          RESTRICTED CASH - Restricted cash consists of approximately $24,000 which was required to collateralize standby letters of credit as of June 28, 2002 and approximately $16,000 that the Company was required to deposit into escrow in connection with the legal case TODAK VS. FOSTER WHEELER CORPORATION discussed in Note 8.

          SHORT-TERM INVESTMENTS - Short-term investments consist primarily of bonds of foreign governments and are classified as available for sale under FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Realized gains and losses from sales are based on the specific identification method.

          TRADE ACCOUNTS RECEIVABLE - In accordance with terms of long-term contracts, certain percentages of billings are withheld by customers until completion and acceptance of the contracts. Final payments of all such withheld amounts might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets.

          ACCOUNTS AND NOTES RECEIVABLE OTHER - Non-trade accounts and notes receivable consist primarily of foreign refundable value-added tax and at year end 2001 amounts receivable due to the cancellation of the company-owned life insurance plan.

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

          Effective December 29, 2001, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses the accounting for long-lived assets to be disposed of by sale and resolves significant implementation issues relating to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of this statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company's results of operations and financial position were not affected by the adoption of this statement.

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

          INCOME TAXES - Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

          Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          Investment tax credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. To the extent such credits are not currently utilized on the Company's tax return, deferred tax assets, subject to considerations about the need for a valuation allowance, are recognized for the carry forward amounts.

          Provision is made for Federal income taxes which may be payable on foreign subsidiary earnings to the extent that the Company anticipates they will be remitted.

          FOREIGN CURRENCY TRANSLATION - Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at quarter-end and year-end exchange rates and income and expenses and cash flows at monthly weighted average rates. The Company enters into foreign exchange contracts in its management of foreign currency exposures. Changes in the fair value of derivative contracts that qualify as designated cashflow hedges are deferred until the hedged forecasted transaction affects earnings. Amounts receivable (gains) or payable (losses) under foreign exchange hedges are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS 133. At June 28, 2002, the Company did not meet the requirements for deferral under SFAS 133 and recorded in the three months ended June 28, 2002 approximately $21,000 of gains on derivative instruments previously accounted for as cash flow hedges.

          INVENTORIES - Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average cost method.

          INTANGIBLE ASSETS - Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (goodwill), trademarks and patents.

          In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 stipulates that goodwill should no longer be amortized and instead should be subject to impairment assessment.

          The provisions of SFAS 142 are required to be applied effective December 29, 2001. The Company is utilizing the two-step method described in SFAS 142 for purposes of determining the amount of goodwill impairment. See Note 7 for further information. Goodwill amortization for 2001 was approximately $8,000.

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

          Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the December 28, 2001 Form 10-K when reviewing interim financial results. There has been no material change in the accounting policies followed by Foster Wheeler Ltd. during the second quarter of 2002 except for the adoption of Statement of Financial Accounting Standards Nos. 142 and 144.


          Certain prior period amounts have been reclassified to conform to current financial statement presentation. In particular, the Engineering, Procurement and Construction business for the Power industry in the United States was reclassified from the Engineering and Construction Group to the Energy Group. This allows for United States domestic power projects to be controlled by one group and better aligns the presentation with the current management reporting as well as the customer base.

2. The accompanying condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on the Company maintaining credit facilities adequate to conduct its business. To date, the Company has been able to obtain sufficient financing to support its ongoing operations. The Company has also initiated a liquidity action plan, which focuses on accelerating the collection of receivables, claims recoveries and asset sales.

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

          Subsequent to June 28, 2002, the Company finalized a Senior Credit Facility with a group of banks. This facility includes a $71,000 term loan, a revolving credit agreement for $69,000 and a letter of credit facility for $149,900 that expire on April 30, 2005. This facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries and 66% of the stock of the first-tier foreign subsidiaries. The facility has no scheduled repayments prior to maturity on April 30, 2005. The facility requires prepayments from proceeds of assets sales and the issuance of debt or equity and from excess cash flow. The Company retains the first $77,000 of such asset sales or issuance of debt or equity in order to maintain liquidity and the Company also retains a 50% share of the balance. The financial covenants in the facility start at the end of the first quarter 2003. These include a senior leverage ratio and a minimum earnings before income taxes depreciation and amortization ("EBITDA") level.

          The term loan and revolving loans will bear interest at the Company's option of (a) LIBOR plus 3.50% or (b) the Base Rate plus 2.50%. The "Base Rate" will mean the higher of (i) the Bank of America prime rate and (ii) the Federal Funds rate plus .5%.

          The Company has also finalized a sale/leaseback arrangement with a third party for its corporate headquarters. This capital lease arrangement leases the facility to the Company for an initial non-cancelable period of 20 years.

          Subsequent to June 28, 2002, the Company has also completed a receivable sale arrangement for $40,000. This arrangement will be accounted for as a financing.

          As a result of finalizing the Senior Credit Facility, the sale/leaseback arrangement and the receivable sale arrangement, the Company has reclassified $904,000 of it debts as long term.

          In addition to the Company's debt restructuring initiatives, management has initiated a comprehensive plan to address domestic liquidity issues. Management's plan to address the Company's domestic liquidity issues includes generating approximately $150,000 from asset sales, collection of receivables and resolving disputed claims over the next six months and an additional $40,000 over the following six months. To the extent these initiatives are not successful, the Company will explore other options including the repatriation of funds from foreign operations and further cost reduction and cash conservation measures. Management believes that these actions, together with cash on hand and cash from operations will be sufficient to fund the Company's working capital needs over the next year. Failure by the Company to achieve a significant portion of these proceeds could have a material adverse effect on the Company's financial condition. The above factors raise substantial doubts about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. On January 13, 1999 FW Preferred Capital Trust I, a Delaware Business Trust which is a 100% owned finance subsidiary of the Company, issued $175,000 in Preferred Trust Securities. The Preferred Trust Securities are fully and unconditionally guaranteed by the Company. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. Such distributions may be deferred for periods up to five years. In accordance with this provision, the Company elected to defer the distributions due on January 15, April 15, and July 15, 2002. The new Senior Credit Facility requires the Company to continue to defer dividends on the Preferred Trust Securities. The maturity date is January 15, 2029.

4. At June 28, 2002, a total of 7,445,968 shares of common stock were reserved for issuance under various stock option plans; of this total, 2,570,180 were not under option.

5. Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed based on the basic plus the dilution of stock options. In 1999, the Company adopted The Directors Deferred Compensation and Stock Award Plan (the "Plan"). Under the Plan, each non-management director is credited annually with share units of the Company's common stock. In addition, each non-management director may elect to defer receipt of compensation for services rendered as a director, which deferred amount is credited to his or her account in the form of share units. The Company makes a supplemental contribution equal to 15% of the deferred amount. For the six months ended June 28, 2002, 72,965 share units were credited in participants' accounts. During the same period, 29,309 shares were delivered to one director upon his retirement. As of June 28, 2002, 173,021 share units were credited in participants' accounts and are included in the calculation of basic earnings per share. Options to purchase 4,848,788 shares of common stock were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 277,000 shares of common stock were not included in the computation of diluted earnings per share for the three and six month periods ended June 28,

          2002 due to their antidilutive effect. The 13,085,751 shares related to the convertible subordinated notes were not included in the computation for the three and six-month periods ended June 28, 2002 due to their antidilutive effect.

6.        Interest income and cost for the following periods are:


                                       THREE MONTHS ENDED                             SIX MONTHS ENDED
                              JUNE 28, 2002         JUNE 29, 2001          JUNE 28, 2002           JUNE 29, 2001
                              -------------         -------------          -------------           -------------

Interest Income                  $ 2,996               $ 2,834               $ 4,723               $     6,272
                                 =======               =======               ========            =============
Interest Cost                  $   19,463              $ 19,557              $ 40,617               $   40,452
                               ==========              ========              =========           =============

          Included in the interest cost is interest capitalized on self-constructed assets, for the three and six months ended June 28, 2002 of $306 and $544, respectively, compared to the $185 and $315 for the same periods in 2001. Interest costs also included dividends on Preferred Trust Securities, which amounted to $4,104 and $8,116 for the three, and six months ended June 28, 2002, respectively, compared to $3,938 and $7,875 for the same period in 2001.

7. Effective December 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which supercedes APB Opinion No. 17, "Intangible Assets". The statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company tests for impairment at the reporting unit level as defined in SFAS No. 142. This test is a two-step process. Impairment losses have been measured as of December 29, 2001 and recognized as the cumulative effect of a change in accounting principle in 2002. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144.

          As of June 28, 2002 and December 28, 2001, the Company had unamortized goodwill of $126,806 and $200,152 respectively. The reduction is due to the $73,500 of impairment losses as discussed below, offset by foreign currency translation adjustments of $154. In accordance with SFAS No. 142, the Company is no longer amortizing goodwill. The Company recognized $73,500 of impairment losses during the six-month period ended June 28, 2002 related to the goodwill as a cumulative effect of a change in accounting principle. Of this total, $24,800 was associated with a waste-to-energy facility included in the operations of the Energy Group. The fair value of the facility was estimated using the expected present value of future cash flows. The remaining $48,700 relates to a reporting unit in the Engineering and Construction Group. An impairment of the goodwill on this subsidiary was initially determined based upon its market value. Based upon the market value of this reporting unit, it was determined under step one that a potential impairment existed. The Company then completed step two and determined that a full write down of the goodwill was required. All of the other reporting units were also subjected to the first step of the goodwill impairment test. One further reporting unit in the Energy Group has been determined to have potential goodwill impairment as a result of the calculations performed under step one. A write-down has not been taken on this reporting unit since the step two valuation has not yet been finalized. The Company anticipates finalizing the step two calculations in the third quarter of 2002 and will record any impairment at that time. The amount of goodwill related to this reporting unit amounts to approximately $77,000. Management estimates it is reasonably likely that a substantial amount of this goodwill may be impaired.

          As of December 29, 2001, the Company had unamortized identifiable intangible assets of $74,391. The following table details amounts relating to those assets as of June 28, 2002.



                                                   As of June 28,                          As of December 28,
                                                        2002                                           2001
                                 ---------------------------------- ---------------------- -----------------------------------
                                  Gross Carrying Amount        Accumulated          Gross Carrying           Accumulated
                                                              Amortization              Amount              Amortization
                                 ------------------------ ---------------------- --------------------- ------------------------
         Patents                      $       35,421           $       (11,078)     $         34,994         $      (10,197)
         Trademarks                           59,944                   (10,541)               59,266                 (9,672)
                                      --------------           ----------------     ----------------         ---------------
               Total                  $       95,365           $       (21,619)     $         94,260         $      (19,869)
                                      ---------------          ----------------     ----------------         ---------------

          Amortization expense related to patents and trademarks for the six-month period ended June 28, 2002 was $1,750. Amortization expense is expected to approximate $3,500 each year in the next five years.

          The following table presents the prior year reported amounts adjusted to eliminate the effect of goodwill amortization in accordance with SFAS No. 142.






                                                           Three Months Ended                          Six Months Ended
                                                  JUNE 28, 2002          JUNE 29, 2001        JUNE 28, 2002        JUNE 29, 2001
                                                  -------------          -------------        -------------        -------------
         Reported net (loss)/earnings               $     (84,976)        $        789        $     (183,066)          $    8,894
         Add back: goodwill amortization                                         1,342                                      2,685
                                                    -------------         ------------        --------------           ----------
         Adjusted net (loss)/earnings               $    ( 84,976)        $      2,131        $     (183,066)          $   11,579
                                                    ---------------       ------------        ---------------          ----------

         Basic Earnings Per Share:
         Reported Net Income                                              $       0.02                                 $    0.22

         Goodwill Amortization                                            $       0.03                                 $    0.06
                                                                          ------------                                 ---------
         Adjusted Net Income                                              $       0.05                                 $    0.28
                                                                          ------------                                 ---------

         Diluted Earnings per Share:
         Reported Net Income                                              $       0.02                                 $    0.22
         Goodwill Amortization                                            $       0.03                                 $    0.06
                                                                          ------------                                 ---------
         Adjusted Net income                                              $       0.05                                 $    0.28
                                                                          ------------                                 ---------


8. In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment design or plant construction. Based on its knowledge of the facts and circumstances surrounding such claims and of its insurance coverage for such claims, if any, management of the Company believes that the disposition of such suits will not result in charges against assets or earnings materially in excess of amounts previously provided for in the accounts.


          Some of the Company's subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Company's subsidiaries during the 1970s and prior. As of June 28, 2002, there were approximately 121,900 claims pending. During the second quarter of 2002, approximately 13,000 new claims have been filed and approximately 2,600 were either settled or dismissed without payment. The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage, was $17,052 in the second quarter of 2002. As of June 29, 2001, there were approximately 103,400 claims pending. During the second quarter of 2001, approximately 11,100 new claims were filed and approximately 10,500 were either settled or dismissed without payment. The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage, was $19,500 in the second quarter of 2001.

          The Company's subsidiaries continue to actively manage claims and to negotiate with certain insurance carriers concerning the limits of coverage provided during different time periods. An agreement which one of the Company's subsidiaries has had with a number of insurers to allow for efficient and thorough handling of claims was terminated by one of the participant insurers with respect to claims filed after June 12, 2001. As a result in the first quarter of 2001, proceedings commenced among the Company's subsidiaries and certain of the insurers to determine the respective rights and responsibilities under the policies going forward. The Company's subsidiaries are currently in negotiations with the insurers, and the Company believes that they will enter into a similar replacement arrangement to govern the management of, and allocation of payments on, asbestos related claims filed after June 12, 2001. The Company anticipates that the existing insurance policies are adequate whether or not its subsidiaries can agree on a new arrangement. Although the expiration of the previous arrangement may delay the ability of the Company's subsidiaries to get reimbursed on a timely basis by the insurers for claims filed after June 12, 2001, insurance policies will continue to cover asbestos related claims brought against the Company's subsidiaries after June 12, 2001 and it is anticipated that the Company's subsidiaries can continue to manage the resolution of such claims without a material adverse impact on the Company's financial condition.

          As of June 28, 2002, the Company has recorded a liability related to probable losses on asbestos-related insurance claims of approximately $479,000, of which approximately $35,000 is considered short-term. The Company has recorded an asset of $525,000 relating to probable insurance recoveries of which the Company has funded approximately $60,000 as of June 28, 2002. In addition to the $479,000, shown separately in the balance sheet, approximately $46,000 is recorded in accounts and notes receivables. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending proceedings with certain insurers, as well as recoveries under a funding arrangement with other insurers, which has been in place since 1993. The total liability recorded is comprised of an estimated liability relating to open (outstanding) claims of approximately $279,000 and an estimated liability relating to future unasserted claims of approximately $200,000. These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type; and the breakdown of known and future claims into disease type. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. The defense costs and indemnity payments are expected to be incurred over the next eight years during which period new claims are expected to decline from year to year. The Company has assumed no new claims are filed after 2008. Historically, the Company's defense costs have represented approximately 23% of total costs. Through June 28, 2002, total indemnity costs paid were approximately $282,000 and total defense costs paid were approximately $87,000.

           The Company's management after consultation with counsel, has considered the proceedings with the insurers described above, and the financial viability and legal obligations of the insurance carriers and believe that except for those insurers that have become or may become insolvent, the insurers or their guarantors will continue to adequately fund claims and defense costs relating to asbestos litigation. It should be noted that the estimate of the assets and liabilities related to asbestos claims and recovery is subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainty as to the ultimate number of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies with asbestos claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes.

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

          A subsidiary of the Company in the United Kingdom has also received a limited number of claims alleging personal injury arising from exposure to asbestos. None of these claims have resulted in material costs to the Company.


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

          On April 3, 2002 the United States District Court for the Northern District of Texas entered an amended final judgment in the matter of KOCH ENGINEERING COMPANY, INC. ET AL VS. GLITSCH, INC. ET AL. Glitsch, Inc. (now known as Tray, Inc.) is an indirect subsidiary of the Company. This lawsuit claimed damages for patent infringement and trade secret misappropriations and has been pending for over 18 years. A judgment was entered in this case on November 29, 1999 awarding plaintiffs compensatory and punitive damages plus prejudgment interest in an amount yet to be calculated. This amended final judgment in the amount of $54,283 includes such interest for the period beginning in 1983 when the lawsuit was filed through entry of judgment. Post-judgment interest will accrue at a rate of 5.471 percent per annum from November 29, 1999. The management of Tray, Inc. believes that the Court's decision contains numerous factual and legal errors subject to reversal on appeal. Tray Inc. has filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit.

          In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden County Waste-to-Energy Project (the "Project") with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues have not been, and are not expected to be, sufficient to service the debt on outstanding bonds which were issued to construct the plant and to acquire a landfill for Camden County's use. These outstanding bonds are public debt, not debt of either the Company or its project subsidiary ("CCERA") and is not guaranteed by the Company. Since 1999, the State of New Jersey has provided subsidies sufficient to ensure the payment of each debt service payment as it became due. If the State were to fail to do so and there was to be a default on a debt service payment, the bondholders might proceed to attempt to exercise their remedies. However, because the debt is not CCERA's, and is not secured by CCERA's plant, the Company's management does not believe that an attempt by the bondholders to exercise their remedies would have a material adverse effect on CCERA or the Company.

          CCERA has filed suit against the involved parties, including the State of New Jersey, seeking among other things to void the applicable contracts and agreements governing the Project. In January 2002, the State of New Jersey enacted legislation that provides a mechanism for state-supported refinancing of bond debt on solid waste facilities located within the state. Pending outcome of the litigation and certain refinancing initiatives, management believes that the plant will continue to operate at full capacity while receiving market rates for waste disposal. At this time, management cannot determine the ultimate outcome of the foregoing and their effect on the Project.

          In 1996, the Company completed the construction of a recycling and waste-to-energy project located in the Village of Robbins, Illinois (the "Robbins Facility"). By virtue of the Robbins Facility qualifying under the Illinois Retail Rate Law as a qualified solid waste-to-energy facility, it was to receive electricity revenues projected to be substantially higher than the utility's "avoided cost". Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on utility gross receipts and invested capital. The State of Illinois (the "State") was to be reimbursed by the Robbins Facility for the tax credit beginning after the 20th year following the initial sale of electricity to the utility. The State repealed the Retail Rate Law insofar as it applied to the Robbins Facility. In October 1999, the Company reached an agreement (the "Robbins Agreement") with the holders of bonds issued by the Village of Robbins to finance the construction of the Robbins Facility (the "Bondholders"). As part of the Robbins Agreement, the Company agreed to continue to contest this repeal through litigation. Pursuant to the Robbins Agreement, the Company has also agreed that any proceeds of such litigation will be allocated in a certain order of priority. Pursuant to an agreement reached with the debtor project companies and the Bondholders and approved by the bankruptcy court on March 5, 2002 (IN RE: ROBBINS RESOURCE RECOVERY PARTNERS, L.P., N.D. Illinois, Case No. 00B 25018), the foregoing allocation was modified so that any proceeds will now be allocated in the following order of priority: (1) to any attorneys entitled to a contingency fee, up to 15%; (2) up to the next $10,000, 50% to the Company, 50% to redeem outstanding 1999D Bonds; (3) to redeem all of the outstanding 1999D Bonds; (4) to reimburse the Company for any amounts paid by it in respect of the 1999D Bonds; (5) to reimburse the Company for any costs incurred by it in connection with prosecuting the Retail Rate litigation; (6) to redeem all of the outstanding 1999C Bonds; and (7) 10.6% interest on the foregoing items 4 and 5 to the Company. Then, to the extent there are further proceeds, 80% of any such proceeds shall be paid to the Indenture Trustee of Non-Recourse Robbins Bonds until an amount sufficient to repay such Bonds in full has been paid over, with the remaining 20% being paid over to the Company. After the foregoing payments shall have been made, any remaining proceeds shall be paid over to the Company.

          On December 1, 1999, three special purpose subsidiaries of the Company commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code in order to effectuate the terms of the Robbins Agreement. On January 21, 2000, these subsidiaries' plan of reorganization was confirmed, and the plan was consummated on February 3, 2000.

          On August 8, 2000, the Company initiated the final phase of its exit from the Robbins Facility. As part of the Robbins Agreement, the Company agreed to operate the Robbins Facility subject to being reimbursed for all costs of operation. Such reimbursement did not occur and, therefore, pursuant to the Robbins Agreement, the Company on October 10, 2000, completed the final phase of its exit from the project. The Company had been administering the project companies through a Delaware business trust, which owned the project on behalf of the Bondholders. As a result of its exit from the project, the Company is no longer administering the project companies, which project companies again commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code in August and October 2000. A subsidiary of the Company reached an agreement with the debtor project companies and the requisite holders of the bonds, which was approved by the bankruptcy court on March 5, 2002 (IN RE: ROBBINS RESOURCE RECOVERY PARTNERS, L.P., N.D. Illinois, Case No. 00B 25018). In June 2002, the

          Plan of Reorganization incorporating the agreement, among other things, was confirmed and became effective. The foregoing agreement is expected to favorably resolve any issues related to the exit from the project.

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

          The Company had been notified that it was a potentially responsible party ("PRP") under CERCLA or similar state laws at three off-site facilities, excluding sites as to which the Company has resolved its liability. At each of these sites, the Company's liability should be substantially less than the total site remediation costs because the percentage of waste attributable to the Company compared to that attributable to all other PRPs is low. The Company does not believe that its share of cleanup obligations at any of the off-site facilities as to which it has received a notice of potential liability will individually exceed $1 million.

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

          In the ordinary course of business, the Company enters into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment or plant construction. Based on the Company's knowledge of the facts and circumstances relating to the liabilities, if any, and to the insurance coverage, management believes that the disposition of those suits will not result in charges against assets or earning materially in excess of amounts previously provided in the accounts.

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

9. Changes in equity for the six months ended June 28, 2002 were as follows:


                                                                                                     Accumulated
                                                                                                       Other            Total
                                                 Common Stock               Paid-in       Retained  Comprehensive    Shareholders'
                                             SHARES          AMOUNT         CAPITAL       EARNINGS      LOSS            EQUITY
                                             ------          ------         -------       --------      ----            ------

Balance December 28, 2001                  40,771,560    $    40,772    $   201,390   $   (72,781)   $  (161,834)   $     7,547

Net loss                                                                                 (183,066)                     (183,066)

Foreign currency translation adjustment                                                                    9,406          9,406

Reclassification of unrealized
gain of derivative instruments
to earnings                                                                                               (3,834)        (3,834)
                                          -----------    -----------    -----------   -----------    -----------    -----------


Balance June 28, 2002                      40,771,560    $    40,772    $   201,390   $  (255,847)   $  (156,262)   $  (169,947)
                                          ===========    ===========    ===========   ===========    ===========    ===========



10.        Major Business Groups

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      JUNE 28,2002   JUNE 29, 2001  JUNE 28, 2002  JUNE 29,2001
                                                      ------------   -------------  -------------  ------------
                                                                    (Reclassified)                (Reclassified)
ENGINEERING & CONSTRUCTION (E&C) (6)
        Revenues                                      $   560,167    $   464,134    $   981,302    $   894,504
        Gross earnings from operations                      6,015         45,226         46,234         85,111
        Interest expense                                     (251)           907           (569)           940
        (Loss)/earnings before income taxes and
        cumulative effect of a change in
        accounting principle for goodwill (1) (2)         (13,237)        17,223          7,265         36,435

ENERGY (6)
        Revenues                                      $   411,916    $   385,005    $   799,336    $   666,822
        Gross earnings from operations                     43,955         38,696         87,265         73,528
        Interest expense                                    4,357          6,263         11,738         12,554
        (Loss)/earnings before income taxes and
        cumulative effect of a change in accounting       (18,197)        11,120        (19,971)        20,461
        principle for goodwill (1) (2) (3)

CORPORATE AND FINANCIAL SERVICES (C&F) (5)
        Revenues                                      $   (13,182)   $    (8,956)   $   (15,708)   $   (22,908)
        Gross earnings from operations                     (1,182)           498         (1,235)           740
        Interest expense (4)                               15,051         12,202         28,904         26,643
        Loss before income taxes and cumulative
        effect of a change in accounting
        principle for goodwill                            (48,847)       (22,772)       (86,281)       (40,818)

TOTAL
        Revenues                                      $   958,901    $   840,183    $ 1,764,930    $ 1,538,418
        Gross earnings from operations                     48,788         84,420        132,264        159,379
        Interest expense (4)                               19,157         19,372         40,073         40,137
        (Loss)/earnings before income taxes
            and accounting change                         (80,281)         5,571        (98,987)        16,078
        Provision (benefit) for income taxes                4,695          4,782         10,579          7,184
        Net (loss)/earnings prior to
            cumulative effect of a change in
        accounting principle                              (84,976)           789       (109,566)         8,894
        Cumulative effect on prior years of a
        change in accounting principle for
        goodwill(7)                                          --             --          (73,500)          --
                                                      -----------    -----------    -----------    -----------

        Net (loss)/earnings                           $   (84,976)   $       789    $  (183,066)   $     8,894
                                                      ===========    ===========    ===========    ===========


(1) Includes in the three and six months ended 2002, claim write-downs for E&C ($27,200) and for Energy ($20,700).

(2) Includes in the three and six months ended 2002, anticipated loss on sale of assets for Energy ($31,800 and $50,800).

(3) Includes in the three and six months ended 2001, $5,000 loss on sale of a hydrogen plant.

(4)  Includes dividends on preferred security of subsidiary trust.

(5)  Includes intersegment eliminations.

(6) Reflects the reclassification of the Engineering, Procurement and Construction ("EPC") business in the United States from the E&C business group to the Energy business group to conform to 2002 presentation. For the three and six months ended June 29, 2001, revenues of $71,605 and $114,787, respectively, gross earnings from operations of $4,526 and $5,763, respectively, interest expense of $257 and $474, respectively and earnings before income taxes of $3,091 and $2,679, respectively were reclassified from the E&C group to the Energy group.

(7) Includes provision for goodwill impairment of $48,700 for E&C and $24,800 for Energy.

          Operating revenues by industry segment for the period ending June 28, 2002 and June 28, 2001 were as follows:



                                                 THREE MONTHS ENDED                               SIX MONTHS ENDED
                                                 ------------------                               ----------------
                                        JUNE 28, 2002          JUNE 29, 2001            JUNE 28, 2002          JUNE 29, 2001
                                        -------------          -------------            -------------          -------------
Power                                 $       45,847          $         83,587        $         53,805        $       165,968
Oil and gas/refinery                         247,081                   187,715                 405,168                365,232
Pharmaceutical                               105,807                   121,079                 181,152                192,096
Chemical                                      37,935                    59,031                  76,571                106,050
Environmental                                 88,856                    90,760                 173,624                168,135
Power production                             306,310                   300,363                 612,309                507,910
Other                                        112,498                   (15,653)                237,114                  4,134
                                      --------------          -----------------       ----------------        ---------------
      Total Operating Revenues        $      944,334          $        826,882        $      1,739,743        $     1,509,525
                                      ==============          ================        ================        ===============


11.       Consolidating Financial Information



          The following represents summarized condensed consolidating financial information as of June 28, 2002 and December 28, 2001, with respect to the financial position, and for the six months ended June 28, 2002 and June 29, 2001, for results of operations and cash flows of the Company and its 100% owned and majority-owned subsidiaries. As a result of the reorganization on May 25, 2001 Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the Company's 6.75% notes due November 15, 2005 (the "Notes"). Foster Wheeler USA Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Power Group, Inc. formerly known as Foster Wheeler Energy International, Inc., Foster Wheeler International Holdings, Inc., Foster Wheeler Ltd., Foreign Holdings Ltd., and Foster Wheeler Inc. issued guarantees in favor of the holders of the Notes or otherwise assumed the obligations under the indenture governing the Notes. Each of the guarantees is full and unconditional and joint and several. In May and June 2001, the Company issued 6.5% Convertible Subordinated Notes (Convertible Notes) due in 2007. The Convertible Notes are fully and unconditionally guaranteed by Foster Wheeler LLC. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Company.

          The comparative statements for December 28, 2001 and June 29, 2001, with respect to the financial position, results of operations and cash flows were restated to conform to the current financial presentation.



                               FOSTER WHEELER LTD.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  June 28, 2002
                            (In Thousands of Dollars)


                                                 FOSTER        FOSTER
                                                 WHEELER      WHEELER       GUARANTOR    NON-GUARANTOR
                     ASSETS                        LTD.         LLC       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                     ------                       ----          ---       ------------                   ------------   ------------

Current assets............................... $    -        $   197,958  $      822,512  $ 1,605,663   $    (947,445)  $  1,678,688
Investment in subsidiaries...................    (167,358)     (237,387)      1,259,206       591,537     (1,361,854)        84,144
Land, buildings & equipment (net)............       -            -               18,290       374,369         (5,515)       387,144
Notes and accounts receivable - long-term           -           595,655          93,921       837,253     (1,475,352)        51,477
Intangible assets (net)......................       -            -              239,862       297,630       (336,940)       200,552
Other non-current assets.....................       -            15,206         625,303       160,256         17,626        818,391
                                              -----------   -----------  --------------  ------------  -------------   ------------
TOTAL ASSETS................................. $  (167,358)  $   571,432  $    3,059,094  $  3,866,708  $  (4,109,480)  $  3,220,396
                                              ============  ===========  ==============  ============  ==============  ============

       LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities.......................... $     2,589   $    16,379  $    1,168,224  $  1,331,790  $    (960,911)  $  1,558,071
Long-term debt...............................       -           340,000         238,812     1,447,278     (1,478,493)       547,597
Other non-current liabilities................       -            -              948,885        43,692       (201,767)       790,810
Subordinated Robbins Obligations.............       -            -              108,865         -              -            108,865
Convertible debt.............................       -           210,000          -              -              -            210,000
Preferred trust securities...................       -           175,000          -              -              -            175,000
                                              -----------     ---------- --------------  ------------  -------------   ------------
TOTAL LIABILITIES............................       2,589       741,379       2,464,786     2,822,760     (2,641,171)     3,390,343
TOTAL SHAREHOLDERS' EQUITY..................     (169,947)    (169,947)        594,308     1,043,948     (1,468,309)      (169,947)
                                              ------------- ------------ --------------  ------------  --------------  -------------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY...................... $  (167,358)  $   571,432  $    3,059,094  $  3,866,708  $ (4,109,480)   $  3,220,396
                                              ============  ===========  ==============  ============  =============   ============




                               FOSTER WHEELER LTD.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                December 28, 2001
                            (In Thousands of Dollars)
                                    (Revised)

                     ASSETS
                     ------
                                                 FOSTER         FOSTER
                                                 WHEELER       WHEELER       GUARANTOR  NON-GUARANTOR
                                                  LTD.           LLC       SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                  ----           ---       ------------  ------------   ------------   ------------

Current assets............................... $         -   $    121,298    1,085,669    $ 1,644,843   $(1,097,434)    $ 1,754,376
Investment in subsidiaries...................       10,102       (57,847)   1,327,480        566,982      (1,762,203)       84,514
Land, buildings & equipment (net)............   -                  -           23,548        381,367          (5,717)      399,198
Notes and accounts receivable - long-term             -          595,655       46,062        844,730      (1,421,074)       65,373
Intangible assets (net)......................         -            -          239,862        374,335        (339,654)      274,543
Other non-current assets.....................         -           15,962      545,329        183,480           (6,396)     738,375
                                               -----------  ------------- -----------    -----------   --------------- -----------

TOTAL ASSETS................................. $    10,102        675,068    3,267,950    $ 3,995,737    $ (4,632,478)  $ 3,316,379
                                              ===========   ============= ===========    ===========    =============  ===========
       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities..........................        2,555       667,521    1,334,268    $ 1,485,639    $ (1,101,363)  $ 2,388,620
Long-term debt...............................         -            -          236,104      1,334,581      (1,432,830)      137,855
Other non-current liabilities................        -             -          942,894         62,902        (223,439)      782,357
Subordinated Robbins Obligations.............        -             -           -               -               -             -
Convertible debt.............................        -             -           -               -               -             -
Preferred trust securities...................        -             -           -               -               -             -
                                              ------------  ------------  -----------    -----------   -------------   -------

TOTAL LIABILITIES............................        2,555       667,521    2,513,266      2,883,122      (2,757,632)    3,308,832
TOTAL SHAREHOLDERS' EQUITY..................         7,547         7,547      754,684      1,112,615      (1,874,846)        7,547
                                              ------------  ------------  -----------    -----------   --------------  -----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY...................... $     10,102       675,068  $ 3,267,950    $ 3,995,737   $ (4,632,478)     3,316,379
                                              ============  ============  ===========    ===========   =============   ===========


                               FOSTER WHEELER LTD.
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                         Six Months Ended June 28, 2002
                            (In Thousands of Dollars)


                                           FOSTER         FOSTER
                                           WHEELER         WHEELER        GUARANTOR   NON-GUARANTOR
                                             LTD.            LLC         SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                             ----            ---         ------------  ------------   ------------  ------------
Operating revenues                       $              $              $   432,081    $ 1,428,948    $  (121,286)   $ 1,739,743
Other income                                    --           27,456         11,792         46,625        (60,686)        25,187
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Revenues                                     --           27,456        443,873      1,475,573       (181,972)     1,764,930

Cost of operating revenues                      --             --          422,696      1,306,069       (121,286)     1,607,479
Selling, general and administrative
   expenses                                     --             --           49,703         61,021           --          110,724
Other deductions and minority
   interest*                                      54         28,700         50,081        127,565        (60,686)       145,714
Equity in net losses of
     subsidiaries                           (183,031)      (185,112)       (50,460)          --          418,603           --
                                         -----------    -----------    -----------    -----------    -----------    -----------

Loss before income
     taxes                                  (183,085)      (186,356)      (129,067)       (19,082)       418,603        (98,987)
(Benefit)/provision for income
     taxes                                       (19)          (435)        28,456        (17,423)          --           10,579
                                         -----------    -----------    -----------    -----------    -----------    -----------
Net loss prior to cumulative effect of
   a change in accounting principle         (183,066)      (185,921)      (157,523)        (1,659)       418,603       (109,566)
Cumulative effect on prior years of a
   change in accounting principle
   for goodwill, net of $0 tax                                                            (73,500)                      (73,500)
                                         -----------    -----------    -----------    -----------    -----------    -----------

Net loss**                                  (183,066)      (185,921)      (157,523)       (75,159)       418,603       (183,066)

Other comprehensive (loss)/income:
   Foreign currency translation
   adjustment                                  9,406           --             --           13,515        (13,515)         9,406
adjustment
Net (loss)/gain on
derivative instruments
                                              (3,834)          --           (4,118)           284          3,834         (3,834)
                                         -----------    -----------    -----------    -----------    -----------    -----------

Comprehensive loss                       $  (177,494)   $  (185,921)   $  (161,641)   $   (61,360)   $   408,922    $  (177,494)
                                         ===========    ===========    ===========    ===========    ===========    ===========



* Includes interest expense and dividends on preferred securities of $40,073.

** Includes the following pre-tax special charges 1) goodwill impairment of $73,500; 2) write-down of $50,800 related to assets in process of being sold;
   3) claim write-downs of $47,900; 4) others including refinancing efforts, performance intervention activities and employee severance of $44,800; and 5) offset by the gains on foreign exchange contracts of $20,700.




                               FOSTER WHEELER LTD.
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                        Three Months Ended June 28, 2002
                            (In Thousands of Dollars)


                                          FOSTER       FOSTER
                                          WHEELER      WHEELER     GUARANTOR   NON-GUARANTOR
                                            LTD.         LLC      SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----         ---      ------------  ------------------------- ------------

Operating revenues                       $    --      $    --      $ 228,018    $ 792,924    $ (76,608)   $ 944,334
Other income                                  --         10,903       (4,527)      38,201      (30,010)      14,567
                                         ---------    ---------    ---------    ---------    ---------    ---------
   Revenues                                   --         10,903      223,491      831,125     (106,618)     958,901

Cost of operating revenues                    --           --        233,389      738,766      (76,608)     895,547
Selling, general and administrative
   expenses                                   --           --         26,963       30,123         --         57,086
Other deductions and minority
   interest*                                    25       14,025       30,722       71,787      (30,010)      86,549
Equity in net losses of
     subsidiaries                          (84,960)     (84,802)     (39,470)        --        209,232         --
                                         ---------    ---------    ---------    ---------    ---------    ---------

Loss before income
     taxes                                 (84,985)     (87,924)    (107,053)      (9,551)     209,232      (80,281)
(Benefit)/provision for income
     taxes                                      (9)         (93)      23,678      (18,881)        --          4,695
                                         ---------    ---------    ---------    ---------    ---------    ---------
Net loss prior to cumulative effect of
   a change in accounting principle        (84,976)     (87,831)    (130,731)       9,330      209,232      (84,976)
Cumulative effect on prior years of a
   change in accounting principle
   for goodwill, net of $0 tax                --           --           --           --           --           --
                                         ---------    ---------    ---------    ---------    ---------    ---------

Net loss**                                 (84,976)     (87,831)    (130,731)       9,330      209,232      (84,976)

Other comprehensive (loss)/income:
   Foreign currency translation
   adjustment                               18,683         --           --         23,932      (23,932)      18,683
Net (loss)/gain on derivative
   instruments                                (456)        --         (4,098)       3,642          456         (456)
                                         ---------    ---------    ---------    ---------    ---------    ---------

Comprehensive (loss)/earnings            $ (66,749)   $ (87,831)   $(134,829)   $  36,904    $ 185,756    $ (66,749)
                                         =========    =========    =========    =========    =========    =========


* Includes interest expense and dividends on preferred securities of $19,157.

** Includes the following pre-tax special charges 1) write-downs of $55,800 related to assets in process of being sold; 2) claim write-downs of $47,900;
   3) others including refinancing efforts, performance intervention activities and employee severance of $29,050; and 4) offset by the gains on foreign exchange contracts of $20,700.




                               FOSTER WHEELER LTD.
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                         Six Months Ended June 29, 2001
                            (In Thousands of Dollars)
                                    (Revised)



                                      FOSTER         FOSTER
                                      WHEELER        WHEELER        GUARANTOR     NON-GUARANTOR
                                        LTD.           LLC         SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        ----           ---         ------------   ------------   ------------   ------------

Operating revenues                   $      --      $      --      $   380,579    $ 1,259,634    $  (130,688)   $ 1,509,525
Other income                                --          241,012          8,585         57,946       (278,650)        28,893
                                     -----------    -----------    -----------    -----------    -----------    -----------
   Revenues                                 --          241,012        389,164      1,317,580       (409,338)     1,538,418

Cost of operating revenues                  --             --          365,856      1,114,978       (130,688)     1,350,146
Selling, general and
   administrative expenses                  --            7,895         28,746         74,400           --          111,041
Other deductions and minority
   interest*                                  66         29,326          8,291         73,314        (49,844)        61,153
Equity in net losses of
     subsidiaries                          8,937         29,260       (268,560)          --          230,363           --
                                     -----------    -----------    -----------    -----------    -----------    -----------

Earnings/(loss) before income
     taxes                                 8,871        233,051       (282,289)        54,888          1,557         16,078
(Benefit)/provision for income
     taxes                                   (23)        (8,284)       (79,152)        94,643           --            7,184
                                     -----------    -----------    -----------    -----------    -----------    -----------

Net earnings/(loss)**                      8,894        241,335       (203,137)       (39,755)         1,557          8,894

Other comprehensive (loss)/income:
   Foreign currency translation
   adjustment                            (22,843)          --             --          (27,496)        27,496        (22,843)
adjustment
Net (loss)/earnings on derivative
   instruments
                                          (4,485)          --            5,709        (10,194)         4,485         (4,485)
                                     -----------    -----------    -----------    -----------    -----------    -----------

Comprehensive loss                   $   (18,434)   $   241,335    $  (197,428)   $   (77,445)   $    33,538    $   (18,434)
                                     ===========    ===========    ===========    ===========    ===========    ===========



* Includes interest expense and dividends on preferred securities of $40,137. ** Includes $5,000 pre-tax loss on sale of a hydrogen plant.




                               FOSTER WHEELER LTD.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                         Six Months Ended June 28, 2002
                            (In Thousands of Dollars)

                                           FOSTER        FOSTER
                                           WHEELER       WHEELER     GUARANTOR   NON-GUARANTOR
                                             LTD.         LLC      SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES                   $     (54)   $  11,080    $ (30,463)   $ 125,052    $ (20,663)   $  84,952
                                          ---------    ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash                      --           --        (39,687)        (907)        --        (40,594)
                                                                                                                (907)
Capital expenditures                           --           --           (356)     (10,584)        --        (10,940)
Proceeds from sale of properties               --           --           --          1,170         --          1,170
(Increase)/decrease in investment and
   advances                                    --           --         15,598      (26,236)       9,071       (1,567)
Decrease in short-term investments             --           --           --              4         --              4
Other                                          --           --           --            653       (2,714)      (2,061)
                                          ---------    ---------    ---------    ---------    ---------    ---------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES                        --           --        (24,445)     (35,900)       6,357      (53,988)
                                          ---------    ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to Common Shareholders               --           --           --        (13,562)      13,562         --
Increase/(decrease) in short-term debt         --           --           --            299         --            299
Proceeds from long-term debt                   --         70,000         --           (882)        --         69,118
Repayment of long-term debt                    --           --           --         (5,044)        --         (5,044)
Other                                            54      (81,080)     151,589      (73,330)       2,767         --
                                          ---------    ---------    ---------    ---------    ---------    ---------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES                          54      (11,080)     151,589      (92,519)      16,329       64,373
                                          ---------    ---------    ---------    ---------    ---------    ---------

Effect of exchange rate changes on
   cash and cash equivalents                   --           --           --         26,690       (2,023)      24,667
                                          ---------    ---------    ---------    ---------    ---------    ---------

INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                 --           --         96,681       23,323         --        120,004
Cash and cash equivalents, beginning of
period                                         --           --         25,693      198,327         --        224,020
                                          ---------    ---------    ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF
   YEAR                                   $    --      $    --      $ 122,374    $ 221,650    $    --      $ 344,024
                                          =========    =========    =========    =========    =========    =========




                               FOSTER WHEELER LTD.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                         Six Months Ended June 29, 2001
                            (In Thousands of Dollars)



                                            FOSTER     FOSTER
                                           WHEELER     WHEELER     GUARANTOR   NON-GUARANTOR
                                             LTD.        LLC      SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES                   $   2,446    $(150,302)   $  40,338    $ 137,343    $(171,205)   $(141,380)
                                          ---------    ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                           --         (2,346)        (703)     (13,284)        --        (16,333)
Proceeds from sale of properties               --           --           --         37,705         --         37,705
(Increase)/decrease in investment and          --
   advances                                    --           --              2        9,176                     9,178
Decrease in short-term investments             --           --           --            361         --            361
Other                                          --           --           --         (1,367)        --         (1,367)
                                          ---------    ---------    ---------    ---------    ---------    ---------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES                        --         (2,346)        (701)      32,591         --         29,544
                                          ---------    ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to Common Shareholders             (2,446)      (2,442)     (70,000)    (162,055)     232,055       (4,888)
Increase/(decrease) in short-term debt         --           --           --        (74,273)        --        (74,273)
Proceeds from Convertible Bonds, net           --        202,912         --           --           --        202,912
Proceeds from long-term debt                   --         78,250     (361,250)     361,271         --         78,271
Repayment of long-term debt                    --       (126,662)        --         (4,778)        --       (131,440)
Other                                          --            590      360,096     (295,877)     (64,219)         590
                                          ---------    ---------    ---------    ---------    ---------    ---------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES                      (2,446)     152,648      (71,154)    (175,712)     167,836       71,172
                                          ---------    ---------    ---------    ---------    ---------    ---------

Effect of exchange rate changes on
   cash and cash equivalents                   --           --           --        (19,049)       3,369      (15,680)
                                          ---------    ---------    ---------    ---------    ---------    ---------

INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                 --           --        (31,517)     (24,827)        --        (56,344)
Cash and cash equivalents, beginning of
year                                           --           --         33,162      158,731         --        191,893
                                          ---------    ---------    ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF
   YEAR                                   $    --      $    --      $   1,645    $ 133,904    $    --      $ 135,549
                                          =========    =========    =========    =========    =========    =========


12. The Company owns a non-controlling equity interest in three cogeneration projects and one waste-to-energy project, three of which are located in Italy and one in Chile. Two of the projects in Italy are each 42% owned while the third is 49% owned by the Company. The project in Chile is 85% owned by the Company. The Company does not have a controlling financial interest in the Chilean project. Following is summarized financial information for the Company's equity affiliates combined, as well as the Company's interest in the affiliates.

                                                           JUNE 28, 2002                          DECEMBER 28, 2001
                                                    -------------------------                   --------------------
                                             ITALIAN PROJECTS       CHILEAN PROJECT      ITALIAN PROJECTS      CHILEAN PROJECT
                                             ----------------       ---------------      ----------------      ---------------
BALANCE SHEET DATA:
Current assets                                 $    82,956          $     16,232          $    75,942          $     23,301
Other assets (primarily buildings
     and equipment)                                336,679               221,137              311,584               227,019
Current liabilities                                 18,415                14,204               12,487                14,747
Other liabilities (primarily long-
     term debt)                                    341,846               153,689              329,030               158,124
Net assets                                          59,374                69,476               46,009                77,449


INCOME STATEMENT DATA FOR SIX MONTHS:

                                           JUNE 28, 2002                                     JUNE 29,2001
                                  ---------------------------------                    ---------------------------
                              ITALIAN PROJECTS       CHILEAN PROJECT    ITALIAN PROJECTS     CHILEAN PROJECTS  VENEZUELA PROJECT
                              ----------------       ---------------    ----------------     ----------------  -----------------
Total revenues                  $    78,921          $     19,296        $    81,051         $     20,506        $     4,428
Income before income taxes           14,743                 4,775             11,083                4,438              2,684
Net earnings                          8,821                 3,963              6,043                4,429              2,582

         As of June 28, 2002, the Company's share of the net earnings and investment in the equity affiliates totaled $6,660 and $84,144 respectively. Dividends of $9,659 were received during the first six months of 2002. The Company has guaranteed certain performance obligations of such projects. The Company's average contingent obligations under such guarantees are approximately $2,700 per year for the four projects. The Company has provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the project be insufficient to cover the debt service payments. No amount has been drawn under the letter of credit.

         In April 2001, the Company completed the sale of its interest in two hydrogen production plants in South America. The net proceeds from these transactions were approximately $40.0 million. An after tax loss of $5.0 million, or approximately $.12 per share, was recorded in the second quarter of 2001 relating to these sales.

13. The difference between the statutory and effective tax rate in 2002 is predominately due to a domestic pretax loss for which no income tax benefit was claimed. The difference between the statutory and effective tax rate in 2001 is predominantly due to state and local taxes, certain tax credits and the favorable settlement of a contested foreign tax liability.

14. During the six months ended June 28, 2002, the Company recorded a provision for losses on the potential sale of two waste-to-energy facilities of $50,800.

15. In June 2002, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" and No. 146 "Accounting for Costs Associated with Exit or Disposal Activities".

         SFAS No. 145 rescinds previous statements regarding the extinguishment of debt and amends SFAS No. 13, "Accounting for Leases" to eliminate an inconsistency between the required accounting for sale/leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale/leaseback transactions. The provisions of SFAS No. 145 related to the extinguishment of debt are to be applied to fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to the amendment of SFAS No. 13 are effective for transactions occurring after May 15, 2002. The Company is currently assessing the impact of the adoption of this new standard.

         SFAS No. 146 requires liabilities associated with an exit or disposal activity be recognized at fair value when the liability is incurred. This contrasts with existing accounting requirements, under which liabilities for exit or disposal activities are recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the impact of the adoption of this new standard.

16. The following table presents the effects of the goodwill impairment recorded by the Company on previously reported financial data as of and for the three months ended March 29, 2002.

                                               Basic      Diluted
                                              Earnings    Earnings    Retained
                                 Net Loss     per Share   per Share   Earnings
                                 --------     ---------   ---------   --------

March 29, 2002, as reported      $(24,590)   $   (.60)    $  (.60)    $(97,371)
Cumulative effect of a change
  in accounting principle
  for goodwill                    (73,500)      (1.79)      (1.79)     (73,500)
                                 --------    --------     -------     --------
March 29, 2002, as adjusted      $(98,090)   $  (2.39)    $ (2.39)   $(170,871)
                                 ========    ========     =======    =========

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 28, 2002 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 29, 2001

                                                                        CONSOLIDATED DATA

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                 JUNE 28, 2002  JUNE 29, 2001 JUNE 28, 2002 JUNE 29, 2001
                                 -------------  ------------- ------------- -------------

Revenues                         $   958,901    $   840,183   $ 1,764,930    $ 1,538,418
                                 ===========    ===========   ===========    ===========
(Loss)/earnings before tax and
cumulative effect of a change
in accounting principle          $   (80,281)   $     5,571   $   (98,987)   $    16,078
                                 ===========    ===========   ===========    ===========
Net (loss)/earnings              $   (84,976)   $       789   $  (183,066)   $     8,894
                                 ===========    ===========   ===========    ===========


In the first and second quarter of 2002 the Company recognized pretax net charges of $108,250 and $88,050, respectively. These costs and charges are broken out in order to allow for a better comparison to last year's results. Shown below is a table that details the various components of the charges.


                                                                     SIX MONTHS
                                               THREE MONTHS ENDED       ENDED
                                               ------------------       -----
                                               MARCH     JUNE 28,      JUNE 28,
              DESCRIPTION                       2002        2002         2002
             -----------                     ----------  ---------    ----------

1) Change In Accounting For Goodwill         $  73,500        --      $  73,500
2) Losses Recognized In Anticipation
      of Sales                                  19,000   $  31,800       50,800
3) Claims Write-Downs                             --        47,900       47,900
4) Gains on Foreign Exchange Contracts            --       (20,700)     (20,700)
5) Other                                        15,750      29,050       44,800
                                             ---------   ---------    ---------
Total                                        $ 108,250   $  88,050    $ 196,300
                                             ---------   ---------    ---------



1) Relates to the Camden facility that is part of the Energy Group for $24,800 and $48,700 for a reporting unit in the Engineering and Construction Group.

2) The first quarter's amount was included in other deductions in the Energy Group, and was for the Charleston Facility. The second quarter amount was included in other deductions in the Energy Group for $31,800, which relates to the Hudson Falls Facility. These losses were recognized in anticipation of potential sales of operations.

3) These charges were reflected in cost of operating revenues in the second quarter. The E&C Group recorded $27,200 and the Energy Group recorded $20,700. Based on the current expectation for settlement and the results of recent arbitration results, three of the Company's affirmative claims were reduced.

4) These were recorded as reductions of cost of operating revenues primarily in the Energy Group.

5) This represents costs of severance, performance intervention activities and refinancing efforts. The first quarter is comprised of $5,700 for the Energy Group and $10,050 for Corporate and Financial Group ("C&F"). The second quarter is comprised of $7,500 in the Energy Group and $21,550 for C&F. The Energy Group amount was all recorded in other deductions. The C&F details were $3,900 in selling, general and administrative expenses and $27,700 in other deductions.

In addition the Company's valuation allowance for deferred tax assets was increased by $43,000 and $60,000 for the three and six-month period ended June 2002, respectively.

Operating revenues increased 14% in the three months ended June 28, 2002 compared to three months ended June 29, 2001, to $944,334 from $826,882. The most recent six-month period reflects a 15% increase in the operating revenues to $1,739,743 from $1,509,525 during the first six months of 2001. The E&C Group accounted for approximately 75% of the increase for the quarter and 40% of the increase for the six-month period. The Energy Group accounted for approximately 25% of the increase for the quarter and 60% of the increase for the six months.

Gross earnings, which are equal to operating revenues minus the cost of operating revenues, decreased by $27,115 or 17%, from $159,379 to $132,264 in the six months ended June 28, 2002 as compared with the six months ended June 29, 2001. Gross earnings for the three months ended June 28, 2002 decreased by $35,634 or 42% compared to three months ended June 29, 2001. The decreases in gross earnings were primarily due to claim write-downs discussed above of $47,900 offset by the gain on foreign exchange contracts of $20,700 in the second quarter of 2002. In addition in the second quarter of 2002, the Italian E&C operations had a lower level of gross earnings, which accounted for the difference.

Selling, general and administrative expenses were approximately the same in the six months ended June 28, 2002 as compared to the same period in 2001. The expenses in the second quarter ended June 28, 2002 decreased by $2,558 or 4% compared to the same period in 2001. The three months and six months ended June 28, 2002 include $2,900 of severance and $1,000 of legal cost. Domestic selling, general and administrative costs are the focus of the current intervention process as discussed in Note 2 to the condensed consolidated financial statements. Due to the timing of the changes made in this area, the total impact of the reductions was not realized in the six months ended June 28, 2002.

Other income in the six months ended June 28, 2002 decreased to $25,187 from $28,893 for the six months ended June 29, 2001. For the three month period ended June 28, 2002, other income increased by $1,266 or 10% compared to the same period in 2001. The decreases for the six-month period were primarily related to reduced interest income ($1,550), lower equity gain ($800) and lower foreign transaction gains ($1,142).

Other deductions and minority interest for the six months ended June 28, 2002 were $ 84,625 higher than that reported in the six months ended June 29, 2001. The increase in the six months ended June 28, 2002 was due to refinancing efforts, performance intervention activities and employee severance ($44,800) and provision for anticipated loss on sale of assets ($50,800). Other deductions for the three months ended June 28, 2002 increased by $54,257 compared to the same period in 2001. The increase was primarily due to refinancing efforts, performance intervention activities and employee severance ($29,050) and provision for anticipated loss on sale of assets ($31,800).

The tax provision for the six months ended June 28, 2002 was $10,579 on losses before tax of $172,487, which includes the $73,500 cumulative effect of the change in accounting principle for goodwill. The negative effective tax rate results from domestic pretax losses for which no income tax benefit was claimed due to the establishment of a valuation allowance.

The net loss in the six months ended June 28, 2002 was $183,066 or $4.47 per share diluted compared to the net earnings of $8,894 or $0.22 per share diluted for the six months ended June 29, 2001. The primary reasons for the six months decline relates to the following pre-tax special charges 1) goodwill impairment of $73,500; 2) write-down of $50,800 related to assets in process of being sold;
3) claim write-downs of $47,900; and 4) refinancing efforts, performance intervention activities and employee severance of $44,800. These were partially offset by the gains on foreign exchange contracts of $20,700. The net loss for the three months ended June 28, 2002 was $ 84,976 or $2.08 per share diluted compared to net earnings of $789 or $0.02 per share diluted for the three months ended June 29, 2001. The primary reasons for the three months decline relates to the following pre-tax special charges: 1) write-down of $31,800 related to assets in process of being sold; 2) claim write-downs of $47,900; and 3) others including refinancing efforts, performance intervention activities and employee severance of $29,050. These were partially offset by the gains on foreign exchange contracts of $20,700. These results compare to first-half 2001 net earnings of $13,900 or $.34 per share diluted, excluding a $5,000 loss on sale of a hydrogen plant. Including this charge, net earnings for the first six months of 2001 were $8,894 or $.22 per share diluted.

ENGINEERING AND CONSTRUCTION GROUP

                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                   JUNE 28, 2002       JUNE 29, 2001      JUNE 28, 2002     JUNE 29, 2001
                                   -------------       -------------      -------------     -------------

Operating revenues               $       550,831     $       458,001     $      963,873    $       880,708
                                 ================    ================    ===============   ===============
Gross earnings from operations   $         6,015     $        45,226     $       46,234    $        85,111
                                 ================    ================    ===============   ===============

Operating revenues for the three and six-month periods ended June 28, 2002 increased 20% and 9% respectively compared to the three-month and six-month periods ended June 29, 2001. These increases were primarily the result of increased activity by the Italian operations. Gross earnings from operations decreased by 46% for the six-month period ended June 28, 2002, compared with the corresponding period ended June 29, 2001. In the second quarter 2002, Engineering and Construction Group recognized claims write-down of $27,200.

ENERGY GROUP

                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                        JUNE 28, 2002       JUNE 29, 2001      JUNE 28, 2002    JUNE 29, 2001
                                        -------------       -------------      -------------    -------------

 Operating revenues                    $       406,677    $        376,521   $       790,193      $    649,887
                                       ===============    ================   ===============      ============
 Gross earnings from operations        $        43,955    $         38,696   $        87,265     $      73,528
                                       ===============    ================   ===============     =============

Operating revenues for the six month period ended June 28, 2002 increased by 22%. The Finnish operations and the operations in the United States were responsible for the increase in the six-month period. Late in 2000 and early in 2001, the Energy Group had received significant new awards that resulted in higher revenues in the current period. The increases in the United States were primarily in the EPC power segment of the business. Gross earnings from operations increased by 19% for the six-month period ended June 28, 2002 compared with the period ended June 29, 2001 primarily due to higher operating revenues. Approximately $5,000 is related to Finnish operations while $11,000 is related to the EPC power segment, consistent with the increase in revenues. For the three months ended June 28, 2002, the operating revenues increased by 8% and gross earnings increased by 14% compared to the same period ended June 29, 2001. The Finnish operations were primarily responsible for the increase in the quarter's activity. In the second quarter 2002, Energy Group recognized claims write-downs of approximately $20,700 offset by the gain on foreign exchange contract of approximately $21,000.

As previously disclosed, the Company has reviewed various methods of monetizing selected Power Systems facilities. Based on current economic conditions, Management concluded that it would continue to operate the facilities in the normal course of business. Management has reviewed these facilities for impairment on an undiscounted cash flow basis and determined that no adjustment to the carrying amounts is required. If the Company was able to monetize these assets, it is possible that the amounts realized could differ materially from the balances in the financial statements in other deductions. Based on preliminary sales agreements entered into with third parties, the Company recognized provisions for anticipated loss for the potential sale of two waste-to-energy facilities of $19,000 in the first quarter 2002 and $31,800 in the second quarter of 2002, for a total year to date charge of $50,800.

FINANCIAL CONDITION

Shareholders' equity for the six months ended June 28, 2002 decreased by $177,494, due primarily to the loss for the period of $183,066, changes in the foreign currency translation adjustment of $9,406 and reclassification of unrealized gain on derivative instruments to earnings of $3,834.

Cash flows from operations were $84,952 for the six months ended June 28, 2002 compared to a use of cash from operations of $141,380 for the six months ended June 29, 2001. The increase in cash provided from operations is primarily due to the collection of two significant receivables ($87,000) and cash received from the cancellation of a company-owned life insurance plan ($22,000).

During the six months ended June 28, 2002, long-term investments in land, buildings and equipment were $10,940 as compared with $16,333 for the comparable period in 2001, which reflects lower investments in foreign build, own and operate facilities which is in line with the previously announced repositioning plan for these types of plants.

Corporate and other debt, special purpose project debt and bank loans net of cash and short term investments have decreased by $54,317 since December 28, 2001. The improvement in net debt primarily resulted from increased cash flows from operations, the cancellation of a company-owned life insurance plan ($22,000) and the collection of two significant receivables ($87,000), offset by the repayment in the second quarter of 2002 of the $50,000 receivables sale arrangement.

Corporate and other debts, including the Revolving Credit Agreement, are as follows:

                                                                       June 28,
                                                                         2002
                                                                         ----

Corporate and other debt consisted of the following:
   Revolving Credit Agreements (average interest rate 3.72%).........$  140,000
   6.75% Notes due November 15, 2005.................................   200,000
   Other.............................................................    27,408
                                                                     ----------
                                                                     $  367,408
Less, Current Portion................................................    20,416
                                                                     ----------
                                                                     $  346,992
                                                                     ==========

In the third quarter 1998, a subsidiary of the Company entered into a six-year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. At December 28, 2001, $50,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable-trade balance in the Condensed Consolidated Balance Sheet. The bank that is party to this financing terminated the agreement on April 30, 2002 in accordance with its terms. The Company has replaced this facility subsequent to June 28, 2002 as discussed below.

LIQUIDITY AND CAPITAL RESOURCES

As of June 28, 2002, the Company had cash and cash equivalents on hand, restricted cash and short-term investments worldwide of $384,903. Subsequent to June 28, 2002, the Company finalized a Senior Credit Facility with a group of banks. This facility includes a $71,000 term loan, a revolving credit facility for $69,000 and a letter of credit facility for $149,900 that expires on April 30, 2005. This facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries as well as 66% of the stock of the first-tier foreign subsidiaries. The facility has no scheduled repayments prior to maturity on April 30, 2005. The facility requires prepayments from proceeds of assets sales and the issuance of debt or equity and from excess cash flow. The Company retains the first $77,000 of such amounts in order to maintain liquidity and the Company also maintains a 50% share of the balance. The financial covenants in the facility start at the end of the first quarter 2003. These include a senior leverage ratio and a minimum EBITDA level as described in the agreement.

The Company has also finalized a sale/leaseback arrangement with an investor for its corporate headquarters. This capital lease arrangement leases the facility to the Company for an initial non-cancelable period of 20 years. The amount of the sale/leaseback is sufficient to repay the balance outstanding under the old financing lease arrangement of $33,000 that was subject to the forbearance as of June 28, 2002.

Subsequent to June 28, 2002, the Company also completed a receivables sale arrangement for $40,000. This will be accounted for as a financing and expires in August 2005.

As a result of finalizing the Senior Credit Facility, the sale/leaseback arrangement and the receivables sale arrangement, the Company has reclassified the Term Loan and Revolving Credit to long-term. In addition, the other debt that was subject to potential cross acceleration provisions has also been classified to long-term.

Management's plan to address the Company's domestic liquidity issues includes generating approximately $150,000 from asset sales, collection of receivables and resolving disputed claims over the next six months and an additional $40,000 over the following six months. To the extent these initiatives are not successful, the Company will explore other options including the repatriation of funds from foreign operations and further cost reduction and cash conservation measures. Management believes that these actions, together with cash on hand and cash from operations will be sufficient to fund the Company's working capital needs over the next year. Failure by the Company to achieve a significant portion of these proceeds could have a material adverse effect on the Company's financial condition. The above factors raise substantial doubts about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

A subsidiary of the Company has entered into a long-term contract with a government agency. This contract is to be completed in four phases.

The first phase was for the design, permitting and licensing of a spent fuel facility. This phase was for a fixed price of $67,000. The customer is currently contesting $6,000 of the amount due under this phase. In addition, the Company has submitted change requests in excess of $14,000. Based on the review of outside counsel, management believes that a sufficient amount will be received to avoid any write-downs.

The recently started second phase is billed on a cost plus fee basis and is expected to last for approximately 24 months. In this phase, the Company must respond to any questions regarding the initial design included in phase one.

Phase three is for the construction, start-up and testing of the facility for a fixed price of $114,000, which is subject to escalation. This phase is expected to last two years and requires that a subsidiary of the Company fund the construction cost. In addition, a surety bond for the full contract price is required. The cost of the facility is recovered in the first nine months of operations under phase four.

During, phase four a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years.

In March 2002, the Company initiated a comprehensive plan to enhance cash generation and to improve profitability. The operating performance portion of the plan concentrates on the quality and quantity of backlog, the execution of projects in order to achieve or exceed the profit and cash targets and the optimization of all non-project related cash sources and uses. In connection with this plan, a group of outside consultants has been hired for the purpose of carrying out a performance improvement intervention. The tactical portion of the performance improvement intervention concentrates on booking current projects, executing twenty-two "high leverage projects" and generating incremental cash from high leverage opportunities such as overhead reductions, procurement and accounts receivable. The systemic portion of the performance improvement intervention concentrates on sales effectiveness, estimating, bidding and project execution procedures.

Some of the details of the activities to date include the following:

PROCUREMENT

Starting in March 2002, the Company began implementing a plan to reduce the internal man-hours and cycle time required to purchase items. As part of this initiative, the Company is targeting entering into global and regional purchasing alliances by December 2002.





ACCOUNTS RECEIVABLE

A company wide system was implemented to identify all past due receivables and new policies have been established requiring the reporting of significant past due amounts to senior management on a timely basis. By June 28, 2002 the Company had collected $34,000 of past due receivables.

OVERHEAD REDUCTIONS

Management has evaluated, and continues to evaluate, all domestic corporate overhead. As of June 28, 2002, 125 people representing $10,800 in annualized salaries and benefits have been downsized. Management has also reduced non-essential overhead by $3,700. Most of these reductions have only been put into effect recently, so the impact has not yet been seen in the reported earnings.

SALES

The Company is concentrating on increasing backlog with high quality bookings. In May 2002 the Company launched an initiative to improve the sales effectiveness of our North American energy and engineering and construction groups. The sales effectiveness initiatives are aimed at building up the level of sales activities in each group, by strengthening the selling skills of sales personnel. This program also provides our management personnel with a disciplined system to track sales opportunities and targets and identify actions needed to convert those opportunities into bookings.

RISK MANAGEMENT

The Company reorganized its project risk management group second quarter of 2002 and appointed a corporate vice president as its head. The purpose of this group is to help the Company avoid projects with unmanageable risk and ensure awarded projects are executed without exposing the Company to additional financial risk. The project risk management group will (i) review potential projects, proposals and contracts, (ii) monitor during the execution phase projects deemed to present significant risks, (iii) recommend projects for review by the executive committee, and (iv) review risk assessment and contracting procedures of the Company's business procedures of the Company's business units.

HIGH-LEVERAGE PROJECTS

In terms of the Company's project operating system worldwide, one of the major initiatives launched approximately 20 weeks ago was focused on the way the Company plans and executes projects in the field. This initiative is actually centered on building a best-in-class - Foster Wheeler project management system. This activity takes the best practices that management can find and integrates them into its system across the company. Management is currently in the process of expanding this initiative and doubling its size from the initial pilot that was launched some weeks ago.

INTERNAL CONTROL REVIEW Since the Chief Financial Officer and Chief Executive Officer are new to the Company, they will initiate a detailed review of internal controls over the next several months. Such reviews will include evaluation of the Company's contracting policies and procedures relating to bidding and estimating practices. Among other things, these reviews will include evaluation of the Company's reserving practices for bad debts and uncollectible accounts receivable, warranty costs, change orders and claims. Management will continue its initiatives begun in early 2002, particularly those related to management of deliquent accounts receivables.

CASH FLOWS FROM OPERATIONS
Over the past three and a half years, the Company has had negative cash flows from operations. Several items have had a significant impact on the cash flow from operations of the Company over the past several years. The receivable sale arrangement was terminated in April 2002, which had a $50,000 negative impact on cash flows during the second quarter of 2002. Subsequent to June 28, 2002 the Company has finalized a $40,000 replacement for this arrangement. This will be accounted for as a financing.

Claims net of settlements have had a negative impact of $98,200 over the past three and a half years. The Company has a liquidity action plan that includes resolution of outstanding claims, which is expected to have a significant positive impact on future cash flows.

Over the past several years, the Company has been required by the terms of several government contracts to provide the initial funding required which has negatively impacted cash flows by approximately $57,000. As noted previously, the Company reorganized its project risk management group in the second quarter of 2002 and appointed a corporate vice president as its head. The purpose of this group is to help the Company avoid projects with unmanageable risk and ensure awarded projects are executed without exposing the Company to additional financial risk. This group will carefully scrutinize all contracts for negative cash flow terms. The Company does not intend to take contracts with similar payment terms in the future.

The negative cash flows related to the Robbins Facility amount to $52,500 since 1998. Since its inception, this project has resulted in losses to the Company in excess of $360,000. The impact on the Company's outstanding debt and the related interest cost is substantial. As discussed in Note 8, the Company reached an agreement with the debtor project companies on March 5, 2002. In June 2002, the Plan of Reorganization incorporating this agreement was confirmed and became effective. As a result the Robbins Facility will not have a negative impact on future operating cash flows except for the interest on the outstanding debt.

Finally, trade receivables over 180 days have increased approximately $57,000 in the past three years. This problem area has been one of the primary focuses of the Company's ongoing intervention.

BACKLOG AND NEW ORDERS BOOKED

                      THREE MONTHS ENDED              SIX MONTHS ENDED
              JUNE 28, 2002      JUNE 29, 2001  JUNE 28, 2002     JUNE 29, 2001
              -------------      -------------  -------------     -------------

Backlog       $     5,713,223  $     6,332,562  $    5,713,223  $     6,332,562
              ===============  ===============  ==============  ===============
New orders    $       648,389  $     1,162,802  $    1,441,219  $     2,113,253
              ===============  ===============  ==============  ===============

The Company's consolidated backlog at June 28, 2002 totaled $5,713,223, a decline of 10% from the second quarter 2001 and 5% from fiscal year end 2001. As of June 28, 2002, 35% of the consolidated backlog was from lump-sum work, 57% of which was for the Energy Group, and 65% was from reimbursable work.

The elapsed time from the award of a contract to completion of performance may be up to four years. The dollar amount of backlog is not necessarily indicative of the future earnings of the Company related to the performance of such work. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which management has determined are likely to be performed. Although backlog represents only business which is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Company's control, such as changes in project schedules, the Company cannot predict with certainty the portion of backlog to be performed in a given year. Backlog is adjusted to reflect project cancellations, deferrals, sale of subsidiaries and revised project scope and cost. This adjustment for the six months ended June 28, 2002 was $211,044, compared with $193,000 for the six months ended June 29, 2001. Furthermore, because of the large size and uncertain timing of projects, future trends are difficult to predict.

New orders awarded for the three and six months ended June 28, 2002 were $648,389 and $1,441,219, respectively, compared to $1,162,802 and $2,113,253 for the same periods ended June 29, 2001, a reduction of approximately 44% and 32%, respectively. Approximately 46% of new orders booked in the six months ended June 28, 2002 were for projects awarded to the Company's subsidiaries located outside the United States, compared to 40% of new orders booked in the six months ended June 29, 2001. Key countries and geographic areas contributing to new orders awarded for the six months ended June 28, 2002 were the United States and Europe. The reduction in new orders was primarily due to lower activity in the Energy Group in the second quarter.

ENGINEERING AND CONSTRUCTION GROUP

                    THREE MONTHS ENDED               SIX MONTHS ENDED
               JUNE 28, 2002   JUNE 29, 2001   JUNE 28, 2002   JUNE 29, 2001
               -------------   -------------   -------------   -------------

Backlog         $   4,360,236  $  4,184,606    $    4,360,236  $     4,184,606
                =============  ============    ==============  ===============
New orders      $     512,596  $    579,088    $      895,906  $     1,089,541
                =============  ============    ==============  ===============


The Engineering and Construction Group ("E&C Group") had a backlog of $4,360,236 at June 28, 2002, which was an increase of $175,630 or 4% from the first six months of 2001 and a decline of $115,131 or 3% from December 28, 2001, primarily due to the lower level of new orders.

New orders booked for the six-month period ended June 28, 2002 decreased by 18% compared with the period ended June 29, 2001. For the three-month period ending June 28, 2002 new orders decreased by 11% from the same period in 2001. This decrease reflects lower new orders in the United States and Continental Europe. Both of these operating units received significant awards in the first six months of 2001 that were not repeated in 2002.

ENERGY GROUP

                    THREE MONTHS ENDED               SIX MONTHS ENDED
                JUNE 28, 2002  JUNE 29, 2001   JUNE 28, 2002   JUNE 29, 2001
                -------------  -------------   -------------   -------------

Backlog         $  1,364,728   $   2,249,747   $   1,364,728    $   2,249,747
                ============   =============   =============    =============
New orders      $    137,995   $     581,902   $     551,968    $   1,027,301
                ============   =============   =============    =============


The Energy Group had a backlog of $1,364,728 at June 28, 2002, which represented a 39% decrease from June 29, 2001 and 12% decrease from year end. Approximately 76% of the unfilled orders were from lump sum work with the remaining 24% representing cost-reimbursable work. Late in 2000 and early in 2001, this group had received significant new awards that resulted in higher revenues in the current period. These revenues resulted in a reduction in the backlog compared to the end of June 2002.

New orders booked for the three months and six months ended June 28, 2002 decreased by 76% and 46%, respectively, as compared to the same period in 2001. The decline was primarily due to the downturn in the United States and Europe power market.

NON-AUDIT SERVICES

On August 15, 2002 the Audit Committee approved non-audit services to be provided by PricewaterhouseCoopers LLP for $2,500. Approximately $1,500 was for tax related services and the balance was for statutory and special project audits.

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

Interest Rate Risk - The Company is exposed to changes in interest rates primarily as a result of its borrowings under its Revolving Credit Agreement and its variable rate project debt. If market rates average 1% more in 2002 than in 2001, the Company's interest expense for the next twelve months would increase, and income before tax would decrease by approximately $1,879. This amount has been determined by considering the impact of the hypothetical interest rates on the Company's variable-rate balances as of June 28, 2002. In the event of a significant change in interest rates, management would likely take action to further mitigate its exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Foreign Currency Risk - The Company has significant overseas operations. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. This results in a mitigation of the potential impact of earnings fluctuations as a result of changes in foreign exchange rates. In addition, in order to further mitigate risks associated with foreign currency fluctuations, the affiliates of the Company enter into foreign currency exchange contracts to hedge the exposed contract value back to their functional currency. As of June 28, 2002, the Company had approximately $312,111 of foreign exchange contracts outstanding. These contracts mature between 2002 and 2004. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currency or other currencies for which they have payment obligations to third parties. The Company does not enter into foreign currency contracts for speculative purposes.

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

SAFE HARBOR STATEMENT


This Management's Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q and other reports and oral statements made by representatives of the Company from time to time may contain forward-looking statements that are based on management's assumptions, expectations and projections about the Company and the various industries within which the Company operates. These include statements regarding the Company's expectation regarding revenues (including as expressed by its backlog), its liquidity and the ability to generate significant cash from the monetization of assets on the new term, the outcome of litigation and legal proceedings and recoveries from customers for claims. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Company cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward looking statements:

     o changes in the rate of economic growth in the United States and other major international economies;
     o changes in investment by the power, oil & gas, pharmaceutical, chemical/petrochemical and environmental industries;
     o    changes in regulatory environment;
     o    changes in project schedules;
     o changes in estimates made by the Company of costs to complete projects;
     o    changes in trade, monetary and fiscal policies worldwide;
     o    currency fluctuations;
     o    inability to achieve its plan to enhance cash generation;
     o terrorist attacks on facilities either owned or where equipment or services are or may be provided;
     o outcomes of pending and future litigation, including litigation regarding the Company's liability for damages and insurance coverage for asbestos exposure;
     o protection and validity of patents and other intellectual property rights;
     o    increasing competition by foreign and domestic companies;
     o    monetization of certain business and other assets; and
     o    recoverability of claims against customers.

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

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The reader is advised, however, to consult any additional disclosures the Company makes in proxy statements, quarterly reports on Form 10-Q, annual reports on Form 10-K, particularly the Risk Factors of the Business discussed on pages 4 through 11 of the Form 10-K, and current reports on Form 8-K filed with the Securities and Exchange Commission.

PART II   OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Note 8 to the Condensed Consolidated Financial Statements presented in
Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of legal proceedings.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   Date of Annual Meeting.
      The Annual meeting of Shareholders of the Company was held on May 22, 2002, at the offices of the Company located at Perryville Corporate Park, Clinton, New Jersey.


(b)    Election of Directors - Voting Results
                                                            Voted to
        Nominee                         For             Withhold Authority

        Victor A. Hebert             32,934,468           2,867,602

        Joseph J. Melone             32,857,958           2,944,112

        Raymond J. Milchovich        32,905,503           2,896,567

        James E. Schessler           32,833,532           2,968,538

        Other Directors continuing in office:

        Eugene D. Atkinson                    Martha Clark Goss
        John P. Clancey                       Constance J. Horner
        David J. Farris                       John E. Stuart
        E. James Ferland

(c)    Additional Matters Voted Upon.

       Proposal to amend Bye-law 10(4) to change the retirement age for directors.
                                                                        Broker
       For                  Against               Abstain             Non-votes

       33,551,521           2,041,326             209,223                 0

       Proposal to amend the 1995 Stock Option Plan.
                                                                      Broker
       For                  Against               Abstain             Non-votes

       29,376,786           6,135,931             289,353                 0

       Ratification of the appointment of PricewaterhouseCoopers LLP as independent accounts for the Company for 2002.
                                                                      Broker
       For                  Against               Abstain             Non-votes

       35,327,679           336,658               137,733                 0

ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K

ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBIT NO.                                    EXHIBITS

3.2       Bye-Laws of Foster Wheeler Ltd. amended May 22, 2002.

4.1 Second Supplemental Indenture (relating to the Indenture dated as of November 15, 1995) dated August 16, 2002, by and between Foster Wheeler LLC, the Guarantors thereto, and BNY Midwest Trust Company.

4.2 Guaranty dated August 16, 2002 by the Guarantors party thereto in favor of the holders of Foster Wheeler LLC's 6.75% notes due November 15, 2005 and BNY Midwest Trust Company.

10.1      Separation Agreement of Henry E. Bartoli dated April 17, 2002.

10.2      Separation Agreement of Gilles A. Renaud dated May 23, 2002.

10.3      Employment Agreement of Joseph T. Doyle dated as of July 15, 2002.

10.4 Amendment No. 3 dated as of May 30, 2002 to Amendment No. 1 and Waiver dated as of January 28, 2002 relating to the Second Amended and Restated Revolving Credit Agreement dated as of May 25, 2001 among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc. (formerly known as Foster Wheeler Energy International, Inc.), Foster Wheeler Energy Corporation, the Guarantors signatory thereto, the Lenders signatory thereto, Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association (formerly known as First Union National Bank), as Syndication Agent, and ABN AMRO Bank N.V., as Documentation Agent, arranged by Banc of America Securities LLC, as Lead Arranger and Book Manager, and ABN AMRO Bank N.V., Wachovia Securities, Inc. (formerly known as First Union Capital Markets), Greenwich Natwest Structured Finance Inc. and Toronto Dominion Bank, as Arrangers.

10.5 Amendment No. 4 dated as of June 30, 2002 to Amendment No. 1 and Waiver dated as of January 28, 2002 relating to the Second Amended and Restated Revolving Credit Agreement dated as of May 25, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc. (formerly known as Foster Wheeler Energy International, Inc.), Foster Wheeler Energy Corporation, the Guarantors signatory thereto, the Lenders signatory thereto, Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association (formerly known as First Union National Bank), as Syndication Agent, and ABN AMRO Bank N.V., as Documentation Agent, arranged by Banc of America Securities LLC, as Lead Arranger and Book Manager, and ABN AMRO Bank N.V., Wachovia Securities, Inc. (formerly known as First Union Capital Markets), Greenwich Natwest Structured Finance Inc. and Toronto Dominion Bank, as Arrangers.

10.6 Settlement Agreement dated as of January 31, 2002, by and among Robbins Resource Recovery Partners, L.P., RRRP Robbins, Inc., RRRP Illinois, LLC and the undersigned holders of 1999 Bonds issued pursuant to the Indenture representing the number of holders of 1999 Bonds as reflected in the signature lines below, Foster Wheeler LLC, its Affiliates, and their Related Persons and Sun Trust Bank (formerly known as, and as successor to Sun Trust Bank, Central Florida, National Association) in its capacity as trustee under the Indenture and as Litigation Proceeds Trustee.

EXHIBIT NO.                              EXHIBITS

10.7 Supplement to the Settlement Agreement dated January 31, 2002, by and among Robbins Resource Recovery Partners, L.P., RRRP Robbins, Inc., RRRP Illinois, LLC and the undersigned holders of 1999 Bonds issued pursuant to the Indenture representing the number of holders of 1999 Bonds as reflected in the signature lines below, Foster Wheeler LLC, and its Affiliates, and their Related Persons Sun Trust Bank (formerly known as, and as successor to Sun Trust Bank, Central Florida, National Association) in its capacity as trustee under the Indenture and as Litigation Proceeds Trustee is made this 31st day of January, 2002.

10.8 Settlement Agreement dated as of May 8, 2002, by and among Foster Wheeler LLC, the Village of Robbins, and Sun Trust Bank (formerly known as, and as successor to Sun Trust Bank, Central Florida, National Association) in its capacity as trustee under the Second Amended and Restated Mortgage, Security Agreement and Indenture of Trust dated as of October 15, 1999 and as "Litigation Proceeds Trustee" under that certain Litigation Proceeds Trust Agreement dated as of October 15, 1999 and Robbins Resource Recovery Partners L.P., RRRP Robbins, Inc. and RRRP Illinois, LLC.

10.9 Amendment No. 5 dated as of July 31, 2002 to Amendment No. 1 and Waiver dated as of January 28, 2002 relating to the Second Amended and Restated Revolving Credit Agreement dated as of May 25, 2001 among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc. (formerly known as Foster Wheeler Energy International, Inc.), Foster Wheeler Energy Corporation, the Guarantors signatory thereto, the Lenders signatory thereto, Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association (formerly known as First Union National Bank), as Syndication Agent, and ABN AMRO Bank N.V., as Documentation Agent, arranged by Banc of America Securities LLC, as Lead Arranger and Book Manager, and ABN AMRO Bank N.V., Wachovia Securities, Inc. (formerly known as First Union Capital Markets), Greenwich Natwest Structured Finance Inc. and Toronto Dominion Bank, as Arrangers.

10.10     Forbearance Extension Agreement dated as of July 31, 2002 by and among
          (i) Perryville III Trust, (the "Landlord"), (ii) BNY Midwest Trust Company, as successor trustee to Harris Trust and Savings Bank, (iii) Foster Wheeler Realty Services, Inc., (iv) Foster Wheeler LLC, (v) Lombard US Equipment Finance Corporation, (vi) National Westminster Bank Plc (the "Agent") and (vii) the banks listed on Schedule I to that certain Construction Loan Agreement dated as of December 16, 1994, among the Landlord, as Borrower, the lenders party thereto and their permitted successors and assigns and the Agent.

10.11     The Foster Wheeler Annual Incentive Plan for 2002 and Subsequent
          Years.

10.12 Third Amended and Restated Term Loan and Revolving Credit agreement dated August 16, 2002, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc. Foster Wheeler Energy Corporation, the Guarantors thereto and Bank of America, N.A.

10.13 Security Agreement dated August 16, 2002, made by Foster Wheeler LLC and the Grantors thereto and the Bank of America, N.A.

10.14 Guaranty and Suretyship Agreement dated August 16, 2002 made by Foster Wheeler LLC, Foster Wheeler Ltd., Foster Wheeler Inc., Foster Wheeler International Holdings, Inc. and Energy (NJ) QRS 15-10, Inc.

EXHIBIT NO.                            EXHIBITS

10.15 Lease Agreement dated August 16, 2002, by and among Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc.

10.16 Loan and Security Agreement dated August 15, 2002 by and among Foster Wheeler Funding LLC, the Lenders that are signatories thereto and Foothill Capital Corporation.

10.17 Performance Guaranty dated August 15, 2002, by Foster Wheeler in favor of Foothill Capital Corporation.

10.18 Servicing Agreement dated as of August 15, 2002, among Foster Wheeler Funding LLC, Foothill Capital Corporation, and Foster Wheeler Capital & Finance Corporation.

10.19 Purchase, Sale and Contribution Agreement dated August 15, 2002 among Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Energy Corporation, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc., Foster Wheeler Zack, Inc. Foster Wheeler Energy Services, Inc. and Foster Wheeler Funding LLC.

12.1 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges.

99.1      Certification of Raymond J. Milchovich.

99.2      Certification of Joseph T. Doyle.

REPORTS ON FORM 8-K

REPORT DATE                    DESCRIPTION

April 2, 2002  Foster Wheeler announced a San Francisco, California jury returned a verdict finding Foster Wheeler liable in the case of TODAK VS. FOSTER WHEELER CORPORATION ET AL.

April 3, 2002  Foster Wheeler announced that it will exercise its right to defer the April 15, 2002 interest payment of the FW Preferred Capital Trust I 9% Preferred Securities.

April 3, 2002  Foster Wheeler  announced that the United States District Court for the Northern District of Texas entered an amended final judgment in the matter of KOCH ENGINEERING COMPANY, INC. ET AL VS. GLITSCH, INC. ET AL.

April 12, 2002 Foster Wheeler filed a description of its authorized common shares.

April 15, 2002 Foster Wheeler announced that it filed its Form 10-K with the
               Securities and Exchange Commission and that it will take an additional loss for the fourth quarter.

REPORT DATE                    DESCRIPTION

July 1, 2002   Foster Wheeler  announced that it received  further  extensions for its financing facilities and deferred payment on its trust preferred securities.

July 15, 2002  Foster Wheeler announced that the Company elected a new senior vice president and chief financial officer.

July 23, 2002  Foster Wheeler  announced that at one of its subsidiaries has preliminarily agreed to sell its interests in its Hudson Falls, New York waste-to-energy plant.

July 31, 2002  Foster Wheeler  announced that in response to a question raised during the company's earnings conference call, it was disclosed that under the terms of its proposed new senior secured credit facility, the Company will be required to continue to defer the dividend on its FW Preferred Capital Trust I - 9% Preferred Securities.

August 16, 2002  Foster Wheeler announced that it had successfully  entered into a new credit facility, entered into a $40 million receivables sale agreement, and replaced its previous lease financing facility associated with its Clinton, New Jersey, headquarters complex.

               Foster Wheeler announced that it had revised its earnings for three and six months ended June 28, 2002 for the impact of goodwill accounting.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FOSTER WHEELER LTD.
                                             -------------------
                                                (Registrant)



Date:  AUGUST 16, 2002                        /S/ RAYMOND J. MILCHOVICH
      -------------------                    -----------------------------------
                                             Raymond J. Milchovich
                                             Chairman, President and
                                                    Chief Executive Officer





Date:  AUGUST 16, 2002                       /S/ JOSEPH T. DOYLE
      -------------------                    -----------------------------------
                                             Joseph T. Doyle
                                             Senior Vice President and
                                                    Chief Financial Officer