Form 10-K/A
period 2001-12-28
FOSTER WHEELER LTD
filed 2002-11-12
CIK 1130385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 28, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from .......... to ..........

Commission file number 001-31305

                               FOSTER WHEELER LTD.
             (Exact Name of Registrant as Specified in its Charter)

                         BERMUDA                        22-3802649
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification No.)

PERRYVILLE CORPORATE PARK, CLINTON, NEW JERSEY              08809-4000
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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [X] Yes    [ ]  No

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

                               FOSTER WHEELER LTD.

                         2001 Form 10-K/A Annual Report

                                Table of Contents



This Form 10-K/A amends the Registrant's annual report on Form 10-K for the year ended December 28, 2001 as filed on April 12, 2002. The Registrant's Consolidated Financial Statements are being revised to account for the assets, liabilities and results of operations associated with one of its post employment benefit plans in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postretirement Benefits." See Note 25 to the consolidated financial statements in the Company's Annual Report to Shareholders for further discussion on this matter. Each item of the 2001 Form 10-K as filed on April 12, 2002 that was affected by the restatement has been amended and restated. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K except as required to reflect the effects of the restatement, to conform to the comments of the Securities and Exchange Commission staff set out in letters to the Registrant dated July 10, 2002 and September 4, 2002, and such other changes as required by applicable law.

                                     PART I

ITEM                                                                 PAGE
                                                                      ----

1.     Business                                                        2
2.     Properties                                                     12
3.     Legal Proceedings                                              15
4.     Submission of Matters to a Vote of Security Holders            17
       Executive Officers of Registrant

                                     PART II

5.     Market for Registrant's Common Equity
       and Related Shareholder Matters                                18
6.     Selected Financial Data                                        19
7.     Management's Discussion and Analysis
       of Financial Condition and Results
       of Operations                                                  20
7A.    Quantitative and Qualitative Disclosures about Market Risk     35
 8.    Financial Statements and Supplementary Data                    37
 9.    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                        81

                                    PART III

10.     Directors and Executive Officers of the Registrant            81
11.     Executive Compensation                                        81
12.     Security Ownership of Certain Beneficial
        Owners and Management                                         81
13.     Certain Relationships and Related Transactions                81
14.     Controls and Procedures

                                     PART IV

15.     Exhibits, Financial Statement Schedules,
        and Reports on Form 8-K                                       82

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

                                     PART I
                                     ------


ITEM 1.  BUSINESS
-------  --------

GENERAL DEVELOPMENT OF BUSINESS:
--------------------------------

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:
----------------------------------------------

See Note 22 to Financial Statements in this Form 10-K/A (hereinafter referred to as "Form 10-K").

NARRATIVE DESCRIPTION OF BUSINESS:
----------------------------------
(THOUSANDS OF DOLLARS)

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

The unfilled orders by business group as of December 28, 2001 and December 29, 2000 are as follows:


                                                                                 2001                   2000
                                                                                 ----                   ----

Engineering and Construction Group....................................        $  4,539,300          $  4,534,600
Energy Equipment Group................................................           1,493,100             1,727,400
Corporate and Financial Services (including eliminations).............             (28,000)             (119,700)
                                                                           ----------------          ------------

                                                                              $  6,004,400          $  6,142,300
                                                                          ================          ============


Unfilled orders of projects at December 28, 2001 and December 29, 2000 consisted of:

                                                                                   2001                2000
                                                                                    ----               ----

Signed contracts..........................................................        $ 5,867,200      $ 5,619,300
Letters of intent and contracts awarded but not finalized.................            137,200          523,000
                                                                            -----------------      -----------

                                                                                  $ 6,004,400      $ 6,142,300
                                                                            =================      ===========


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

Foster Wheeler had 10,394 full-time employees on December 28, 2001. Following is a tabulation of the number of full-time employees of Foster Wheeler in each of its business groups on the dates indicated:



                                                        December 28,       December 29,      December 31,
                                                           2001               2000               1999
                                                           -----              ----               ----

Engineering and Construction.......................         7,216               7,007             7,160
Energy Equipment...................................         3,156               3,141             3,035
Corporate and Financial Services...................            22                  22                25
                                                        ---------           ---------           -------

                                                           10,394              10,170            10,220
                                                          =======             ========          =======


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

o the Company announced on April 12, 2002 additional charges for the fourth quarter of 2001 which increased the net loss for fiscal year 2001 announced on January 29, 2002 from $263,000 to $309,000; The revised amount per the 10-K/A is $327,080.

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

THE COMPANY'S PUBLICLY AVAILABLE EARNINGS ESTIMATES ARE SUBJECT TO MANY UNCERTAINTIES.

The Company can make no assurances that its publicly available earnings estimates will be achieved. The Company announced on April 12, 2002 additional charges for the fourth quarter of 2001 which increased the net loss for fiscal year 2001 announced on January 29, 2002 from $263,000 to $309,000. The revised amount per the 10-K/A is $327,080. Earnings estimates are subject to change due to many uncertainties including:

     o changes in the rate of economic growth in the United States and other major economies;

     o changes in investment by the power, oil and gas, pharmaceutical, chemical/petrochemical and environmental industries;

     o     changes in regulatory environment;

     o     changes in project schedules;

     o changes in the estimates made by the Company of costs to complete a project;

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


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES:

See Note 22 to Financial Statements in this Form 10-K.

ITEM 2.  PROPERTIES
-------  ----------


COMPANY (BUSINESS SEGMENT*)                                                                                 BUILDING       LEASE
AND LOCATION                                            USE                            LAND AREA            SQUARE FEET   EXPIRES(6)
------------                                            ---                            ---------            -----------   ----------

FOSTER WHEELER REALTY SERVICES, INC. (CF)
-----------------------------------------
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

FOSTER WHEELER POWER SYSTEMS, INC. (EE)
---------------------------------------

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

FOSTER WHEELER ENERGIA OY (EE)
------------------------------
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

FOSTER WHEELER ENERGY FAKOP LTD. (EE)
-------------------------------------
Sosnowiec, Poland                                 Manufacturing & offices               26.6 acres            474,575(4)



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

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

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

Each officer holds office for a term running until the Board of Directors meeting following the Annual Meeting of Shareholders and until his or her successor is elected and qualified. Mr. Milchovich has a five year employment agreement with the Company, which expires in November 2006, and all other executive officers of the Company have a Transitional Executive Severance Agreement which runs through December 31, 2003, except in the case of Mr. Renaud, where certain provisions run through March 26, 2005 in accordance with his employment agreement. There are no family relationships between the officers listed above. There are no arrangements or understandings between any of the listed officers and any other person, pursuant to which he or she was elected as an officer.

                                     PART II
                                     -------

ITEM 5. MARKET FOR  REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
------------------  ----------------------------------------------------------

The Company's common stock is traded on the New York Stock Exchange. The number of shareholders of record as of December 28, 2001 was 6,207.


                                                            THREE MONTHS ENDED
2001                                      MARCH 30        JUNE 29        SEPT. 28        DEC. 28
----                                      --------        -------        --------        -------
Cash dividends per share................. $   .06         $   .06         -                 -

Stock prices:
   High...................................$ 18.74         $ 17.75       $  9.50          $  5.83
   Low....................................$5.3125         $  7.20       $  4.30          $  3.93



                                                            THREE MONTHS ENDED
2000                                      MARCH 31        JUNE 30        SEPT. 29        DEC. 29
----                                      --------        -------        --------        -------

Cash dividends per share...................$  .06          $ .06        $  .06           $  .06
Stock prices:
   High....................................$ 9.50         $ 9.4375      $ 8.8125         $ 8.4375
   Low.....................................$ 5.1875       $ 5.8125      $ 6.25           $ 3.9375





In July 2001, the common stock dividend was discontinued by the Board of Directors of the Company.

ITEM 6.  SELECTED FINANCIAL DATA


                        COMPARATIVE FINANCIAL STATISTICS
                    (In Thousands, Except per Share Amounts)

                                               2001              2000             1999              1998            1997
                                               ----              ----             ----              ----            ----
                                            (Restated)**    (Restated)**     (Restated)**     (Restated)**   (Restated)**

Revenues.................................   $ 3,392,474       $ 3,969,355   $ 3,944,074       $ 4,596,992       $ 4,172,015
(Loss)/earnings before income taxes .....      (208,865)           53,266      (193,188)           45,024            17,030

Provision/(benefit) for  income taxes ...       118,215            15,564       (47,823)           78,327            13,022

Net  (loss)/earnings.....................      (327,080)(1)(2)     37,702      (145,365)(4)       (33,303)(5)         4,008(6)(7)

(Loss)/earnings per share:
     Basic ..............................   $     (8.00)      $       .92   $     (3.57)      $      (.82)      $       .10

     Diluted ............................   $     (8.00)      $       .92   $     (3.57)      $      (.82)      $       .10

Shares outstanding:
    Basic:
Weighted average number of shares
  outstanding ...........................        40,876            40,798        40,742            40,729            40,677
    Diluted:
       Effect of stock options ..........             *                 7             *                 *               127
                                            -----------       -----------   -----------       -----------       -----------

    Total  diluted ......................        40,876            40,805        40,742            40,729            40,804
                                            ===========       ===========   ===========       ===========       ===========


Current assets ..........................   $ 1,754,376       $ 1,622,976   $ 1,615,096       $ 1,672,842       $ 1,545,271
Current liabilities .....................     2,388,620         1,454,603     1,471,552         1,491,666         1,412,302
Working capital .........................      (634,244)          168,373       143,544           181,176           132,969
Land, buildings and equipment (net) .....       399,198           495,034       648,199           676,786           621,336
Total assets ............................     3,325,837         3,502,401     3,462,290         3,345,612         3,208,426
Bank loans ..............................        20,244           103,479        63,378           107,051            53,748
Long-term borrowings
    (including current installments):
    Corporate and other debt ............       297,627(3)        306,188       372,921           541,173           445,836

    Project debt ........................       226,056(3)        274,993       349,501           314,303           281,360

Subordinated Robbins Facility
    exit funding obligations ............       110,340(3)        111,715       113,000              --                --
Convertible subordinated notes ..........       210,000(3)           --            --                --                --
Preferred trust securities ..............       175,000(3)        175,000       175,000              --                --
Cash dividends per share of
   common stock .........................   $       .12       $       .24   $       .54       $       .84       $      .835

Other data:
Unfilled orders, end of year ............   $ 6,004,420       $ 6,142,347   $ 6,050,525       $ 7,411,907       $ 7,184,628
New orders booked .......................     4,109,321         4,480,000     3,623,202         5,269,398         5,063,940


(1) Includes in 2001, contract write-downs of $160,600 ($104,400 after tax); restructuring cost of $41,600 ($27,000 after tax) and a reserve for deferred tax assets of $188,000.

(2) Includes in 2001, loss on sale of cogeneration plants of $40,300 ($27,900 after tax) increased pension cost of $5,000 ($3,300 after tax) and a provision for CEO retirement of $2,700 ($1,800 after tax).

(3) The corporate and other debt, the subordinated Robbins Facility exit funding obligations, the convertible subordinated notes, the preferred trust securities and $88,201 of the project debt have been classified as current and are included in the $2,388,620 total current liabilities balance due to the potential for acceleration of debt under the various debt agreements. See Note 1 to Financial Statements for further information.

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

** The selected financial data presented for each of the five year periods ended December 28, 2001, have been revised to account for the assets, liabilities and results of operations associated with one of the Company's postemployment benefit plans in accordance with Statement of Financial Accounting Standards 112, "Employers' Accounting for Postemployment Benefits". The effects of these adjustments is presented below.



           Selected                12/26/97          12/26/97         12/25/98         12/25/98         12/31/99       12/31/99
        Financial Data            As Reported        Restated        As Reported       Restated        As Reported     Restated
------------------------------- ---------------- ----------------- ---------------- ---------------- ---------------- -----------
(Loss)/earnings before income
taxes                             $    19,516     $     17,030      $     47,789     $    45,024     $    (190,526)  $  (193,188)

Provision (benefit) for
income taxes                      $    13,892     $     13,022      $     79,295     $    78,327     $     (46,891)  $   (47,823)

Net (loss)/earnings               $     5,624     $      4,008      $    (31,506)    $   (33,303)    $    (143,635)  $  (145,365)

(Loss)/Earnings per Share,
Basic and Diluted                 $      0.14     $       0.10      $     (0.77)     $     (0.82)    $       (3.53)  $     (3.57)

Total assets                      $ 3,186,731     $  3,208,426      $  3,322,301     $ 3,345,612     $   3,438,109   $ 3,462,290





           Selected                 12/29/00         12/29/00         12/28/01         12/28/01
         Financial Data            As Reported       Restated        As Reported       Restated
-------------------------------- ---------------- ---------------- ---------------- ----------------
(Loss)/earnings before income
taxes                              $    56,023     $      53,266     $   (206,005)  $    (208,865)

Provision (benefit) for income
taxes                              $    16,529     $      15,564     $    103,138   $     118,215

Net (loss)/earnings                $    39,494     $      37,702     $   (309,143)  $    (327,080)

(Loss)/Earnings per Share,
Basic and Diluted                  $      0.97     $        0.92     $      (7.56)  $       (8.00)

Total assets                       $ 3,477,528     $   3,502,401     $  3,316,379   $   3,325,837




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
          OF OPERATIONS
          -------------
(Thousands of Dollars, Except per Share Amounts)

The Company's financial statements have been revised to account for the assets, liabilities and results of operations associated with one of its postemployment benefit plans in accordance with Statement of Financial Accounting Standards 112, "Employers' Accounting for Postemployment Benefits." See Selected Financial Data Note **.

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



THREE YEARS ENDED DECEMBER 28, 2001, RESTATED
RESULTS OF OPERATIONS
                                                                       CONSOLIDATED DATA
                                                           2001            2000                1999
                                                           ----            ----                ----
                                                        (Restated)       (Restated)         (Restated)

Revenues.............................................   3,392,500        3,969,400         3,944,100

Net (loss)/earnings..................................    (327,100)          37,700          (145,400)
(Loss)/earnings per share:
     Basic and diluted...............................       (8.00)             .92             (3.57)


In the fourth quarter of 2001, the Company took after-tax contract and restructuring charges of $131,400 and established a valuation allowance for deferred tax assets of $188,000 for a total after-tax charge of $319,400. Shown below is a table that details the pretax and after-tax impact of the various components of the charge.

                                                    PRE-TAX         AFTER TAX
                                                    -------         ---------
Contract Related:
           HRSGs (a)                             $    84,400      $     54,800
           Warranty and Rework (b)                    11,100             7,200
           Accounts receivable-trade (c)              28,100            18,300
           Claims Reassessment (d)                    37,000            24,100
                                                      ------            ------
                                                     160,600           104,400
                                                     -------           -------
Restructuring:
           Company-owned life insurance
                plan Termination (e)                  20,000            13,000
           Other Restructuring (e)                    21,600            14,000

Increase in Valuation Allowance
   for Deferred Tax Assets (f):                            -           188,000
                                                ------------     -------------
                Total                           $    202,200     $     319,400
                                                ============     =============

a) Approximately $54,800 after-tax relates to heat recovery steam generators ("HRSG's"). During 2000 and early 2001, the Company had been extremely successful in marketing these products, however, it was determined that the Company had underestimated the cost on seven contracts. The cost underestimates were primarily related to construction and subcontracted fabrication. Corrective action was taken on these projects resulting in a $54,800 after-tax charge. This product line is part of the Energy Equipment Group.
b) Warranty and rework issues for one project resulted in an after-tax cost of $7,200 in the E&C Group. This cost related to a technical production issue on a refinery unit.
c) During the fourth quarter, the Company made an aggressive commitment to either collect the cash due or establish reserves for past due receivables. The Company was successful in collecting some trade receivables, which contributed to the improved cash position in the fourth quarter. Based on a variety of factors, including clients' ability to pay, a decision was made to establish after-tax reserves of $18,300 for approximately 20 receivable balances. The largest was for an Indonesian customer in the amount of $4,000.
d) Approximately $24,100 in after-tax contract-related charges resulted from claims reassessment conducted by the Company's legal staff in conjunction with outside counsel. The claims have been brought by the Company against its customers and many were in the process of being submitted for litigation or arbitration. The Company's decision in January 2002 to reduce the amount of claims receivable by $37,000 pretax was based on circumstances that existed regarding nine matters in various stages of litigation or arbitration. The reassessment relates to the claims listed below, none of which involve ongoing contracts. A description of the matters and the nature of the circumstances are as follows:

   CLAIM          AMOUNT OF CHARGE         CIRCUMSTANCE
   -----          ----------------         ------------
   Claim A       $8,000                   Project claims which are the subject of arbitration brought by the Company and its consortium partner during 2001 against a client for whom the consortium had constructed a gas/cogeneration plant. The Company's portion of the consortium claim was for extra work and delays caused by others. Based upon early review of the merits, an initial expected recovery via amicable resolution of the case was established. Negotiations at this level were unsuccessful. Following the first arbitration hearing which addressed entitlement but not damages, the probability of recovery was reduced.

   Claim B       $9,000                   Project claims which are the subject of arbitration brought by the Company against a client in 1998 for whom the Company constructed a waste to energy facility in Europe. The
                                          Company asserted claims for delays caused by others. Settlement negotiations were conducted without success. In the fourth quarter of 2001, respondents took legal action to call FW bonds thereby indicating a hardening of their position. Based on this activity and further review of the merits of the case by external counsel a write-down was taken.

   Claim C       $2,000                   Project  claims for extra work of $4,900  were the subject of  mediation  between the Company and the client during 1999.  Following  negotiations  with the client the claim was  reviewed  and found to have a  settlement  value of  $2,000-3,000.
                                          The amount booked was adjusted  accordingly.  The claim was settled for $1,900.

   Claim D       $3,000                   The Company has asserted a claim for extra work in 1998 which is the subject of litigation against the client. In 2001 the Company experienced problems in start-up of one of two power plants constructed for the client due to failure of a steam turbine. The claim was reassessed due to, among other things, the Company's additional exposure to liquidated damages.







   Claim E       $3,000                   Project  claims  for extra  work  performed  in 1999 are the  subject  of  arbitration with a client in Europe. Settlement  negotiations  have  been  unsuccessful.  The merits of the case were reassessed in consideration of expected recovery by way of settlement.

   Claim F       $2,500                   Claims arising in 2000 for extra work arising out of a landfill remediation contract for a governmental client. Case was in  arbitration  and was  reassessed  based on an estimated settlement value.  The case was settled for the final remaining value.

   Claim G        $500                    Original claim for $5,400 during 1999 was reassessed following an arbitration hearing and had been previously written down to $3,300.  Award was subsequently received for $2,800.

   Claim H        $4,000                  Project located in the Middle East, which was the subject of arbitration.  Problems occurred during the start-up of the  project and the Company potentially incurred $4,000 of liquidated damages, which were the cause of the write down.

           The Company also recorded an increase in a reserve of $5,000 relating to a claim against a non-operating subsidiary of the Company following an adverse judgment by the trial court. With the inclusion of this reserve, the total amount of claim adjustments was $37,000.

e) The total restructuring charges recorded by the Company in 2001 were $41,600, of which $20,000 related to the cancellation of a company-owned life insurance plan. The decision to cancel the plan was made in the fourth quarter of 2001, which was communicated to the insurance company; the Company surrendered the policies under this plan in the first quarter of 2002. The remaining $21,600 charge consisted primarily of the following:

           o The Company entered into an agreement to sell a non-core subsidiary and recognized a $6,000 loss on the sale.
           o The Company reached an agreement to settle outstanding issues with respect to its exit from the Robbins facility in March 2002, which required the Company to record a charge to earnings of $6,000. The primary issues settled were the dispute with the title owner of the property and the distribution of any proceeds from the sale of the facility. Because the financial statements had not been filed as of the date the agreement was reached, the charge was reflected in the December 28, 2001 year end financial statements.
           o In the fourth quarter of 2001, the Company committed to reducing the size of one of its manufacturing facilities. In connection with that decision, costs of $5,800 were recorded. The $5,800 is comprised of a $4,000 write-down of inventory and fixed assets which are considered obsolete as they cannot be used elsewhere in the Company's operations, and $1,800 of employee severance costs.

           The $41,600 was reflected in the December 28, 2001 income statement as follows: $39,300 was included in "Other deductions", $2,000 was included in "Selling, general and administrative expenses", and $300 was included in "Cost of operating revenues".

f) The Company established a valuation allowance of $188,000 primarily for domestic deferred tax assets under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Such action is required when there is evidence of losses from domestic operations in the three most recent fiscal years. As a result of the fourth quarter charge, the Company on average experienced losses during the past three years. For statutory purposes, the majority of the tax benefits for which the valuation allowance was provided in the current year, do not begin to expire until 2020 and beyond, based on the current tax laws.

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

Selling, general and administrative expenses increased $3,300, or 1.5% in fiscal 2001 as compared to fiscal 2000 to $225,400 from $222,100, which in turn represented a decrease of $16,100 from expenses reported in fiscal 1999 of $238,200. The $3,300 increase in 2001 includes severance costs of approximately $2,000, which were included in the fourth quarter charge. The decrease for 2000 was primarily due to the cost reduction plan implemented in 1999, as well as lower proposal costs in both the Engineering and Construction Group and the Energy Equipment Group.

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

The tax provision for fiscal 2001 was $118,200 on losses before tax of $208,900. The change from a benefit of $73,100 to a provision of $118,200 was primarily due to the establishment of a valuation allowance for domestic deferred tax assets of $188,000 in the fourth quarter of 2001. The establishment of a valuation allowance was required under the provisions of SFAS 109 due to the cumulative losses incurred domestically in the three years ended December 28, 2001. For statutory purposes, the majority of the domestic federal tax benefits, against which reserves are being taken, do not expire until 2020 and beyond, based on current tax laws. In 2000, the low effective tax rate of 29.2% was primarily due to non-recurring foreign tax benefits. The tax benefit for fiscal 1999 was $47,800 on losses before income taxes of $193,200. The low effective tax rate benefit of 24.7% in 1999 was primarily due to an increase of $15,000 in the valuation allowance, caused by losses related to the Robbins Facility, of which $10,000 related to federal income taxes and $5,000 to state income taxes.

The net loss for fiscal 2001 was $327,100 or $8.00 diluted per share. The previously described fourth quarter charge impacted the 2001 results by $319,400, which included an increase in the tax valuation of $188,000. The net earnings for fiscal 2000 were $37,700 or $.92 diluted per share. The net loss for fiscal 1999 was $145,400 or $3.57 diluted per share which included net losses for the Robbins Facility of $173,900 (write-down - $154,000 and operating losses - $19,900) and cost realignment of $27,600.

ENGINEERING AND CONSTRUCTION GROUP
                                               2001         2000         1999
                                               ----         ----         ----

     Operating revenues....................  2,162,100    2,933,100   2,975,500
     Gross earnings from operations........     85,300      184,700     189,600

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

ENERGY EQUIPMENT GROUP (EXCLUDING THE ROBBINS FACILITY)

The Company continues to review various methods of monetizing selected power systems facilities. Based on current economic conditions, management has concluded that it will continue to operate the facilities in the normal course of business. Management has reviewed these facilities for impairment on an undiscounted cash flow basis and determined that no adjustment to the carrying amounts is required. If the Company was able to monetize these assets, it is possible that the amounts realized could differ materially from the balances reflected in the financial statements. In the first quarter of 2002, the Company entered into a preliminary agreement of sale with a buyer for one of its waste to energy facilities. If the sale is consummated under the terms of the preliminary agreement, the Company will recognize a pre-tax loss on the sale of approximately $19,500.

In addition, the Company anticipates taking a charge in 2002 of approximately $25,000 for the impairment of goodwill related to a waste-to-energy facility as required under the provisions of SFAS 142. While no additional charges are currently anticipated, the Company is still in the process of evaluating the impact of the adoption of SFAS 142.

                                               2001       2000        1999
                                               ----       ----        ----

Operating revenues....................      1,228,900   1,057,400     982,500
Gross earnings from operations........         64,900     139,700     129,700


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

FINANCIAL CONDITION

Shareholders' equity (deficit) at the end of fiscal 2001 was $(29,500) as compared to $345,000 at the end of fiscal 2000 and $358,500 at the end of fiscal 1999. The decrease for 2001 relates to the loss for the year of $327,100, a net minimum pension liability adjustment of $36,800 included in other comprehensive loss, a change in the accumulated translation adjustment of $10,200 and dividend payments of $4,900. These were partially offset by net gains on derivative instruments of approximately $3,800 included in other comprehensive loss. The decrease for 2000 relates to a change in the accumulated translation adjustment of $20,000; a net minimum pension liability adjustment of $21,500 included in other comprehensive loss and dividend payments of $9,800 which were offset by earnings for the year of $37,700.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 28, 2001, the Company had cash and cash equivalents on hand and short-term investments of $224,300. Management of the Company does not believe that this amount will be adequate to meet the Company's working capital and liquidity needs in the absence of a new or amended credit facility, which replaces the Revolving Credit Agreement. While the waivers remain in effect the Company cannot make any additional borrowings under the Revolving Credit

Agreement or issue any letters of credit that are not cash collateralized. Although the Company is in negotiations with its lenders for a new or amended credit facility, there can be no assurances that the Company will be successful in entering into a new or amended credit facility.

If the Company fails to enter into a new or amended credit facility during the pendency of the waiver, which expires April 30, 2002, the lenders under the Revolving Credit Agreement could accelerate the repayment of amounts borrowed under such agreement ($140,000 as of March 29, 2002) and to require the Company to cash collateralize standby letters of credit outstanding thereunder ($93,000 as of March 29, 2002). Acceleration of the Revolving Credit Agreement would result in a default under the following agreements: the Senior Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the Subordinated Robbins Facility exit funding obligations and certain of the special-purpose project debt, which would allow such debt to be accelerated. The total amount of the debt which could be accelerated, including the amount outstanding under the Revolving Credit Agreement is $859,000 as of December 28, 2001. It is unlikely that the Company would be able to repay amounts borrowed if the payment dates were accelerated. Failure by the Company to repay such amounts would have a material adverse effect on the Company's financial condition and operations.

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

Over the past three years, the Company has had negative cash flows from operations. Claims net of settlements have had a negative impact of $98,100 over the past three years. The Company has a liquidity action plan that includes resolution of outstanding claims, which is expected to have a significant positive impact on future cash flows.

Over the past several years, the Company has been required by the terms of several government contracts to provide the initial funding required. As noted previously, the Company reorganized its project risk management group in the second quarter of 2002 and appointed a corporate vice president as its head. The purpose of this group is to help the Company avoid projects with unmanageable risk and ensure awarded projects are executed without exposing the Company to additional financial risk. This group will carefully scrutinize all contracts for negative cash flow terms. The Company does not intend to take contracts with similar payment terms in the future.

The negative cash flows related to the Robbins Facility amounts to $52,500 since 1998. Since the beginning, this project has resulted in losses to the Company in excess of $360,000. The impact on the Company's outstanding debt and the related interest cost is substantial. As discussed in Note 8, the Company reached an agreement with the debtor project companies on March 5, 2002. As a result the Robbins Facility will not have a negative impact on future cash flows.

Finally, trade receivables over 180 days have had a significant impact on the Company's cash position. This problem area has been one of the primary focuses of the Company's ongoing intervention.

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


                                           TOTAL       2002     2003      2004      2005      2006     THEREAFTER
                                           -----       ----     ----      ----      ----      ----     ----------
Bank Loans .........................   $   20,244   $ 20,244
Corporate and other debt ...........      297,627    297,627
Special-purpose project debt .......      226,056     88,201   $15,912   $13,913   $14,910   $15,799   $ 77,321
Subordinated Robbins Facility exit
    funding obligations ............      110,340    110,340
Convertible subordinated notes .....      210,000    210,000
Preferred trust securities .........      175,000    175,000
Operating lease commitments ........      249,500     27,300    21,600    20,500    16,900    12,200    151,000
                                       ----------   --------   -------   -------   -------   -------   --------
Total Contractual Cash Obligations .   $1,288,767   $928,712   $37,512   $34,413   $31,810   $27,999   $228,321
                                       ==========   =========  ========  ========  =======   ========  ========

In certain instances in its normal course of business, the Company has provided security for contract performance consisting of standby letters of credit, bank guarantees and surety bonds. As of December 28, 2001, such commitments and their period of expiration are as follows.


                                            TOTAL          LESS THAN 1 YEAR    1-2 YEARS      4-5 YEARS     OVER 5 YEARS
                                            -----          ----------------    ---------      ---------     ------------
Bank issued letters of
    credit and guarantees...........      $   558,294        $258,508           $276,033       $16,491          $7,262
Surety bonds.....................             467,317         404,544             61,774            44             955
                                          -----------         -------             ------    ----------      ----------
Total Commitments...............          $ 1,025,611       $ 663,052           $337,807     $  16,535      $    8,217
                                          ===========       =========           ========    ==========      ==========

The Company may experience difficulty in obtaining surety bonds on an unsecured basis in the future due to the changing view of sureties with respect to risk of loss given current market conditions and the Company's credit-related matters as discussed above. This may impact the Company's ability to secure new business.

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

UNFILLED AND NEW ORDERS

                                                   CONSOLIDATED DATA
                                            2001           2000         1999
                                            ----           ----         ----

Unfilled orders.......................  $ 6,004,400     $6,142,300    $6,050,500
New orders............................    4,109,300      4,480,000     3,623,200

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

ENGINEERING AND CONSTRUCTION GROUP (E&C)
----------------------------------------
                                        2001          2000           1999
                                        ----          ----           ----

     Unfilled orders..............   $ 4,539,300    $4,534,600    $4,741,500
     New orders...................     2,808,700     3,094,600     2,752,200

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

ENERGY EQUIPMENT GROUP
----------------------
                                               2001        2000         1999
                                               ----        ----         ----

Unfilled orders...................        $ 1,493,100   $1,727,400  $1,445,800
New orders........................          1,314,500    1,468,700   1,045,900
Operating revenues................          1,228,900    1,057,400     982,500
Gross earnings from operations....             64,900      139,700     129,700



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

REVENUE RECOGNITION
-------------------

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

The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. The Company has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made through a contract write-down for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years.

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

CLAIMS RECOGNITION
------------------

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

LONG-LIVED ASSET ACCOUNTING
---------------------------

The Company accounts for its long-lived assets, including those that it is considering monetizing, as assets to be held and used. It therefore uses an undiscounted cash flow analysis to assess impairment. Once a formal decision is made by management to sell an asset, a discounted cash flow methodology is utilized for such assessment.

In the first quarter of 2002, the Company entered into a preliminary agreement of sale with a buyer for one of its waste to energy facilities. If the sale is consummated under the terms of the preliminary agreement, the Company will recognize a pre-tax loss on the sale of approximately $19,500.

INCOME TAXES
------------

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

In the fourth quarter of 2001, the Company established a valuation allowance of $188,000 primarily for domestic deferred tax assets under the provisions of SFAS No. 109. Such action was required due to the losses from domestic operations experienced in the three most recent fiscal years. For statutory purposes, the majority of the deferred tax assets for which a valuation allowance is provided do not begin to expire until 2020 and beyond, based on the current tax laws. Based on the establishment of the valuation allowance, the Company does not anticipate recognizing a provision for income taxes on domestic operations in the near future.

ASBESTOS
--------

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

The Company's subsidiaries have been effective in managing the asbestos litigation in part because (1) the Company's subsidiaries have access to historical project documents and other business records going back more than 50 years, allowing them the defend themselves by determining if they were present at the location that is the cause of the alleged asbestos claim and, if so, the timing and extent of their presence, (2) the Company's subsidiaries maintain good records on insurance policies and have identified policies issued since 1952, and (3) the Company's subsidiaries have consistently and vigorously defended these claims which has resulted in dismissal of claims that are without merit or settlement of claims at amounts that are considered reasonable.



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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------
          (THOUSANDS OF DOLLARS)
          ----------------------

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

At December 28, 2001, the Company's primary foreign currency exposures and contracts are set forth below:



                                                                                      Notional Amount           Notional Amount
           Currency                  Currency                 Foreign                   of Forward                of Forward
            Hedged                   Against             Currency Exposure              Buy Contracts             Sell Contracts
            ------                   -------             -----------------              -------------             --------------
     Euro and legacy currencies      US dollar               $ 136,547                    $ 134,806                  $  1,741
                                     Swedish krona              17,244                       17,244                         -
     Japanese yen                    US dollar                  11,255                            -                    11,255
                                     Euro                          513                          513                         -
                                     British pound                 419                            -                       419
     US dollar                       Polish zloty               23,809                            -                    23,809
                                     Euro                       70,433                       14,154                    56,279
                                     British pound               9,545                            -                     9,545
     Swiss franc                     Euro                       53,624                       53,624                         -
     Singapore dollar                Euro                        5,716                            -                     5,716
                                     US dollar                   2,446                            -                     2,446
     Other                           Other                      10,288                        4,019                     6,269

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------


Index to Financial Statements
                                                                           PAGES
                                                                           -----

 Report of Independent Accountants ..........................................38

 Consolidated Statement of Earnings and Comprehensive Income for each of the three years in the period ended December 28, 2001, Restated... 39

 Consolidated Balance Sheet at December 28, 2001 and
       December 29, 2000, Restated ......................................... 40

 Consolidated Statement of Changes in Shareholders' Equity (Deficit) for each of the three years in the period ended December 28, 2001, Restated... 41

 Consolidated Statement of Cash Flows for each of the three years in the period ended December 28, 2001, Restated......................... 42

 Notes to Consolidated Financial Statements.............................43 - 79

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of earnings and comprehensive income, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Foster Wheeler Ltd. and its subsidiaries (the "Company") at December 28, 2001 and December 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the first paragraph of Note 2 and Note 25 to the financial statements, the accompanying consolidated balance sheets as of December 28, 2001 and December 29, 2000, and the related consolidated statements of earnings and comprehensive income, of shareholders' equity (deficit) and of cash flows for each of the three years in the period ended December 28, 2001, have been restated. The reissued financial statements have been revised to account for the assets, liabilities and results of operations associated with one of the Company's benefit plans in accordance with Statement of Financial Accounting Standard No. 112, "Employers' Accounting for Postemployment Benefits".

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






PricewaterhouseCoopers LLP
Florham Park, New Jersey
January 29, 2002, except for Note 1,
for which the date is April 12, 2002
the first paragraph of and Note 2 and Note 25, for which the date is November 12, 2002.


                      FOSTER WHEELER LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            2001              2000               1999
                                                                            ----              ----               ----
                                                                         (Restated)        (Restated)         (Restated)
                                                                        (See Note 2)      (See Note 2)       (See Note 2)
REVENUES:
     Operating revenues.............................................    $  3,315,314        $3,891,361         $3,867,030
     Other income (including interest:
           2001-$9,060; 2000-$15,737; 1999-$13,576).................          77,160            77,994             77,044
                                                                       -------------      ------------        -----------

           Total Revenues...........................................       3,392,474         3,969,355          3,944,074
                                                                       -------------       -----------         ----------

COSTS AND EXPENSES:
     Cost of operating revenues.....................................       3,164,025         3,565,147          3,569,196
     Selling, general and administrative expenses...................         225,392           222,110            238,211
     Other deductions ..............................................         122,395            41,721             42,654
     Robbins Facility write-down....................................               -             -                214,000
     Minority interest..............................................           5,043             3,857              2,988
     Interest expense...............................................          68,734            67,504             55,032
     Dividends on preferred security of subsidiary trust............          15,750            15,750             15,181
                                                                       -------------       -----------       ------------

           Total Costs and Expenses.................................       3,601,339         3,916,089          4,137,262
                                                                       -------------        ----------         ----------

 (Loss)/earnings before income taxes................................        (208,865)           53,266           (193,188)

Provision/(benefit) for income taxes................................         118,215            15,564            (47,823)
                                                                       -------------         ---------        ------------

Net (loss)/earnings.................................................        (327,080)           37,702           (145,365)

Other comprehensive (loss)/income
     Cumulative effect of prior years (to December 29,2000)
           of a change in accounting principle for derivative
           instruments designated as cash flow hedges...............           6,300              -                   -
     Change in gain on derivative instruments designated as cash
           flow hedges..............................................          (2,466)             -                   -
     Foreign currency translation adjustment........................         (10,191)          (19,988)           (30,870)
     Minimum pension liability adjustment
           (net of tax benefits:  2001 - $0; 2000 - $12,000) .......         (36,770)          (21,500)                -
                                                                        -------------        -----------     -------------

     Comprehensive loss.............................................     $  (370,207)       $   (3,786)      $   (176,235)
                                                                        =============        ===========     =============

(Loss)/earnings per share:
     Basic                                                                 $ (8.00)              $  .92           $(3.57)
                                                                           ========               ======          =======
     Diluted........................................................       $ (8.00)              $  .92           $(3.57)
                                                                           ========              ======           =======

Shares outstanding:
     Basic:
           Weighted average number of shares outstanding............          40,876            40,798             40,742
     Diluted:
           Effect of stock options..................................               -                 7                  -
                                                                        ------------         ----------       ------------

     Total diluted..................................................          40,876            40,805              40,742
                                                                        ============        ==========          ==========



   See notes to financial statements.


                      FOSTER WHEELER LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    DECEMBER 28, 2001          DECEMBER 29, 2000
                                                                                    -----------------          -----------------
                                                                                       (Restated)                 (Restated)
                                                                                      (See Note 2)               (See Note 2)
                                             ASSETS
CURRENT ASSETS:
      Cash and cash equivalents................................................          $  224,020              $       191,893
      Short-term investments...................................................                 271                        1,816
          Accounts and notes receivable:
          Trade                                                                             726,556                      699,965
          Other                                                                             219,788                      189,201
      Contracts in process.....................................................             493,599                      453,309
      Inventories..............................................................              10,529                       11,020
      Prepaid, deferred and refundable income taxes............................              52,084                       50,316
      Prepaid expenses.........................................................              27,529                       25,456
                                                                                      -------------              ---------------
          Total current assets.................................................           1,754,376                    1,622,976
                                                                                      -------------              ---------------
Land, buildings and equipment..................................................             728,012                      865,349
Less accumulated depreciation..................................................             328,814                      370,315
                                                                                      -------------              ---------------
          Net book value.......................................................             399,198                      495,034
                                                                                      -------------              ---------------
Notes and accounts receivable - long-term......................................              65,373                       76,238
Investment and advances........................................................              84,514                      120,551
Intangible assets, net.........................................................             274,543                      288,135
Prepaid pension cost and related benefit assets................................             131,865                      199,057
Asbestos-related insurance recovery receivable ................................             437,834                      492,800
Other assets...................................................................             173,279                       95,674
Deferred income taxes..........................................................               4,855                      111,936
                                                                                      -------------              ---------------
          TOTAL ASSETS.........................................................         $ 3,325,837              $     3,502,401
                                                                                      =============              ===============

                 LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
      Current installments on long-term debt...................................        $     12,759              $        19,876
      Bank loans                                                                             20,244                      103,479
      Corporate and other debt.................................................             297,627                            -
      Special-purpose project debt.............................................              75,442                            -
      Subordinated Robbins exit funding obligations............................             110,340                            -
      Convertible subordinated notes...........................................             210,000                            -
      Mandatorily redeemable preferred securities of subsidiary
          trust holding solely junior subordinated deferrable interest
          debentures...........................................................             175,000                            -
      Accounts payable.........................................................             408,581                      405,707
      Accrued expenses.........................................................             369,187                      302,808
      Estimated costs to complete long-term contracts..........................             580,766                      521,277
      Advance payments by customers............................................              65,417                       62,602
      Income taxes.............................................................              63,257                       38,854
                                                                                      -------------              ---------------
          Total current liabilities............................................           2,388,620                    1,454,603
                                                                                      -------------              ---------------
Corporate and other debt less current installments.............................                   -                      306,001
Special-purpose project debt less current installments.........................             137,855                      255,304
Deferred income taxes..........................................................              40,486                       15,334
Postretirement and other employee benefits other than pensions.................             168,149                      203,694
Asbestos-related liability.....................................................             445,370                      499,992
Other long-term liabilities and minority interest..............................             174,901                      137,198
Subordinated Robbins Facility exit funding obligations.........................                   -                      110,340
Mandatorily redeemable preferred securities of subsidiary trust holding solely
      junior subordinated deferrable interest debentures.......................                   -                      175,000
                                                                                      -------------              ---------------
           TOTAL LIABILITIES...................................................           3,355,381                    3,157,466
                                                                                      -------------              ---------------
SHAREHOLDERS' EQUITY/(DEFICIT):
Preferred Stock
      Authorized 1,500,000 shares, no par value - none outstanding.............                   -                            -
Common Stock
      $1.00 par value; authorized 160,000,000 shares; issued:
          2001-40,771,560 and 2000-40,747,668..................................              40,772                       40,748
Paid-in capital ...............................................................             201,390                      200,963
Retained earnings (deficit)....................................................            (109,872)                     222,096
Accumulated other comprehensive loss...........................................            (161,834)                    (118,707)
                                                                                      --------------             ----------------
                                                                                            (29,544)                     345,100
Less cost of treasury stock (shares: 2000-24,616)..............................                   -                          165
                                                                                      -------------              ---------------
     TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)......................................             (29,544)                     344,935
                                                                                      --------------             ---------------
          TOTAL LIABILITIES AND SHAREHOLDERS'
                EQUITY/(DEFICIT)...............................................         $ 3,325,837                 $  3,502,401
                                                                                      =============              ===============




See notes to financial statements.



                      FOSTER WHEELER LTD. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY/(DEFICIT)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     2001             2000         1999
                                                                     ----             ----         ----
                                                                  (Restated)        (Restated)   (Restated)
                                                                 (See Note 2)      (See Note 2) (See Note 2)

COMMON STOCK
Balance at beginning of year .................................   $  40,748          $  40,748    $  40,748
Sold under stock options: (shares: 2001-66) ..................          66               --           --
Bermuda reorganization .......................................         (42)              --           --
                                                                 ---------          ---------    ---------

Balance at end of year .......................................      40,772             40,748       40,748
                                                                 ---------          ---------    ---------

PAID-IN CAPITAL
Balance at beginning of year .................................     200,963            201,043      201,158
Stock option exercise price less par value ...................         561               --           --
Excess of cost of treasury stock or common stock issued
          under incentive and other plans over market value ..           6                (80)        (115)
Bermuda reorganization .......................................        (140)              --           --
                                                                 ---------          ---------    ---------

Balance at end of year .......................................     201,390            200,963      201,043
                                                                 ---------          ---------    ---------

RETAINED EARNINGS
Balance at beginning of year .................................     222,096            194,167      361,515
Net (loss)/earnings for the year .............................    (327,080)            37,702     (145,365)
Cash dividends paid:
Common (per share outstanding: 2001-$.12;2000-$.24;
          1999-$.54) .........................................      (4,888)            (9,773)     (21,983)
                                                                 ---------          ---------    ---------

Balance at end of year .......................................    (109,872)           222,096      194,167
                                                                 ---------          ---------    ---------

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year .................................    (118,707)           (77,219)     (46,349)
     Cumulative effect on prior years (to December 29,2000) of
             a change in accounting principle for derivative
             instruments designated as cash flow hedges ......       6,300               --           --
Change in net gain on derivative instruments designated
          as cash flow hedges ................................      (2,466)              --           --
Change in accumulated translation adjustment
          during the year ....................................     (10,191)           (19,988)     (30,870)
Minimum pension liability, (net of tax benefits:
          2001-$0; 2000-$12,000) .............................     (36,770)           (21,500)        --
                                                                 ---------          ---------    ---------

Balance at end of year .......................................    (161,834)          (118,707)     (77,219)
                                                                 ---------          ---------    ---------

TREASURY STOCK
Balance at beginning of year .................................         165                238          586
Common stock acquired for Treasury: (shares: 2001-3,000;
          2000-28,391; 1999-71,000) ..........................          37                154          860
Shares issued under incentive and other plans (shares:
          2001-3,008; 2000-20,556; 1999-85,023) ..............         (20)              (227)      (1,208)
Bermuda reorganization .......................................        (182)              --           --
                                                                 ---------          ---------    ---------

Balance at end of year .......................................        --                  165          238
                                                                 ---------          ---------    ---------

TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)..........................   $ (29,544)         $ 344,935    $ 358,501
                                                                 =========          =========    =========






                                       41
See notes to financial statements.

                      FOSTER WHEELER LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                     2001              2000          1999
                                                                     ----              ----          ----
                                                                 (Restated)          (Restated)    (Restated)
                                                                 (See Note 2)        (See Note 2)  (See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/ earnings ........................................   $(327,080)           $  37,702    $(145,365)
Adjustments to reconcile net(loss)/earnings to cash flows
from operating activities:
Provision for Restructuring .................................      41,570                 --           --
Depreciation and amortization ...............................      55,750               57,716       60,448
Noncurrent deferred tax .....................................     132,621               (3,631)     (85,529)
Loss/(gain) on sale of land, building and equipment .........      30,126              (14,843)      (5,824)
Equity earnings, net of dividends ...........................      (4,658)              (8,882)     (11,002)
Robbins Resource Recovery Facility charge ...................        --                   --        214,000
Other noncash items .........................................      (4,331)              (5,702)       6,382
Changes in assets and liabilities:
Receivables .................................................     (68,507)              (7,665)    (132,264)
Sales of receivables ........................................        --                   --         11,600
Contracts in process and inventories ........................     (39,944)             (64,938)      44,251
Accounts payable and accrued expenses .......................      38,822               35,841      (15,317)
Estimated costs to complete long-term contracts .............      59,374              (54,500)      77,402
Advance payments by customers ...............................       5,399               19,082      (11,334)
Income taxes ................................................     (14,265)             (17,613)     (18,890)
Other assets and liabilities ................................       6,442               10,689        5,822
                                                                ---------            ---------    ---------
Net cash used by operating activities .......................     (88,681)             (16,744)      (5,620)
                                                                ---------            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ........................................     (33,998)             (45,807)    (128,086)
Proceeds from sale of properties ............................      59,672               56,703      142,569
Decrease in investments and advances ........................      16,008               12,122        1,893
Decrease in short-term investments ..........................       1,530               15,230       43,923
                                                                ---------            ---------    ---------
Net cash provided by investing activities ...................      43,212               38,248       60,299
                                                                ---------            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to common Shareholders ............................      (4,888)              (9,773)     (21,983)
Partnership distribution ....................................      (1,367)              (2,599)      (4,385)
Repurchase of common stock ..................................         (37)                (154)        (860)
Proceeds from convertible subordinated notes ................     202,912                 --           --
Proceeds from the exercise of stock options .................         627                 --           --
(Decrease)/increase in short-term debt ......................     (82,032)              44,876      (37,254)
Mandatorily redeemable preferred securities of
          subsidiary trust holding solely junior subordinated
          deferrable interest debentures ....................        --                   --        169,178
Proceeds from long-term debt ................................     185,042               43,168       56,797
Repayment of long-term debt .................................    (214,724)             (88,151)    (209,868)
                                                                ---------            ---------    ---------
Net cash provided/(used) by financing activities ............      85,533              (12,633)     (48,375)
                                                                ---------            ---------    ---------
Effect of exchange rate changes on cash and cash equivalents       (7,937)              12,754      (16,104)
                                                                ---------            ---------    ---------
INCREASE/(DECREASE) IN CASH AND CASH
EQUIVALENTS .................................................      32,127               21,625       (9,800)
Cash and cash equivalents at beginning of year ..............     191,893              170,268      180,068
                                                                ---------            ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR ....................   $ 224,020            $ 191,893    $ 170,268
                                                                =========            =========    =========
Cash paid during the year for:
Interest (net of amount capitalized) ........................   $  60,543            $  69,551    $  58,799
Income taxes ................................................   $  15,543            $  33,551    $  30,526




See notes to financial statements.

                               FOSTER WHEELER LTD.
                          NOTES TO FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


1. GOING CONCERN
----------------

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

RESTATEMENT - Subsequent to the filing of the Company's Form 10-K for the year ended December 28, 2001, management determined that the assets, liabilities and results of operations associated with one of the Company's benefit plans were not accounted for in accordance with SFAS 112, "Employers' Accounting for Postemployment Benefits." The Company's consolidated balance sheets as of December 28, 2002 and December 29, 2001 and the consolidated statement of earnings and comprehensive income for each of the three years in the period ended December 28, 2001 have been revised to account for such benefit plan in accordance with SFAS 112. See Note 25.

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

3.    RESEARCH AND DEVELOPMENT
------------------------------

For the years 2001, 2000 and 1999, approximately $12,300, $12,000 and $12,500, respectively, were spent on Company-sponsored research activities. During the same periods, approximately $39,200, $27,600 and $27,100, respectively, were spent on customer-sponsored research activities.

4.  ACCOUNTS AND NOTES RECEIVABLE
---------------------------------

The following tabulation shows the components of trade accounts and notes receivable:


                                                                  December 28,              December 29,
                                                                      2001                     2000
                                                                      ----                      ----
    From long-term contracts:
       Amounts billed due within one year...................         $  452,367             $  418,285
                                                                 --------------             ----------
    Retention:
       Billed:
            Estimated to be due in:
            2001............................................                  -                 71,912
            2002............................................             65,631                 27,573
            2003............................................             18,059                 41,079
            2004............................................             22,246                  8,270
            2005............................................              2,485                      -
                                                                 --------------             ----------
            Total billed....................................            108,421                148,834
                                                                 --------------             ----------

       Unbilled:
            Estimated to be due in:
            2001............................................                  -                 93,158
            2002............................................            127,046                 12,459
            2003............................................              9,538                      -
                                                                 --------------             ----------
            Total unbilled..................................            136,584                105,617
                                                                 --------------             ----------
            Total retentions................................            245,005                254,451
                                                                 --------------             ----------
            Total receivables from long-term contracts......            697,372                672,736
    Other trade accounts and notes receivable...............             32,172                 30,608
                                                                 --------------             ----------
                                                                        729,544                703,344

    Less, allowance for doubtful accounts...................              2,988                  3,379
                                                                 --------------             ----------
                                                                     $  726,556              $ 699,965
                                                                 ==============          =============

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

5.  CONTRACTS IN PROCESS AND INVENTORIES
----------------------------------------

Costs of contracts in process and inventories considered in the determination of cost of operating revenues are shown below:
                                                    2001               2000
                                                    ----               ----
       INVENTORIES
           Materials and supplies.............     $ 10,190         $   10,663
           Finished goods.....................          339                357
                                                  -----------      -----------
                                                   $ 10,529         $   11,020
                                                  ===========      ===========

The following tabulation shows the elements included in contract in process as related to long-term contracts:

                                                       2001           2000
                                                       ----           ----
       CONTRACTS IN PROCESS
       --------------------
       Costs plus accrued profits less
           earned revenues on contracts
           currently in process..............         $ 638,238     $  633,178
       Less, progress payments...............           144,639        179,869
                                                  -------------     ----------
                                                      $ 493,599     $  453,309
                                                  =============     ==========

6.  LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment are stated at cost and are set forth below:

                                                    2001           2000
                                                    ----           ----

       Land and land improvements..........        $ 21,261     $  16,057
       Buildings...........................         104,869       109,099
       Equipment...........................         598,047       728,390
       Construction in progress............           3,835        11,803
                                                -----------     ---------
                                                   $728,012     $ 865,349
                                               ============     =========

Depreciation expense for the years 2001, 2000 and 1999 was $44,348, $46,388 and $51,282, respectively.

7.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS
----------------------------------------------

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

The following chart contains the disclosures for pension and other benefits for the years 2001, 2000 and 1999.


                                                PENSION BENEFITS            OTHER BENEFITS
                                                ----------------            --------------
                                               2001         2000          2001         2000
                                               ----         ----          ----         ----
   PROJECTED BENEFIT OBLIGATION (PBO)
    PBO at beginning of period ...........   $ 601,819    $ 586,969    $  79,649    $  77,236
    Service cost .........................      27,248       28,013          996        1,248
    Interest cost ........................      37,856       37,643        7,227        5,905
    Plan participants contributions ......       4,004        4,003         --            813
    Plan amendments ......................       1,973          175         (422)        --
    Actuarial loss/(gain) ................      11,161        8,578       21,032        2,111
    Benefits paid ........................     (42,091)     (35,470)      (8,423)      (7,664)
    Special termination benefits/other ...        (140)       4,017         --           --
    Foreign currency exchange rate changes        (730)     (32,109)        --           --
                                             ---------    ---------    ---------    ---------
    PBO at end of period .................     641,100      601,819      100,059       79,649
                                             ---------    ---------    ---------    ---------
PLAN ASSETS
    Fair value of plan assets beginning of
      period .............................     575,990      636,890         --           --
    Actual return on plan assets .........     (33,736)      (7,452)        --           --
    Employer contributions ...............      12,354       11,191        8,423        6,851
    Plan participant contributions .......       4,004        4,003         --            813
    Benefits paid ........................     (42,091)     (34,544)      (8,423)      (7,664)
    Other ................................       2,171        1,186         --           --
    Foreign currency exchange rate changes       2,503      (35,284)        --           --
                                             ---------    ---------    ---------    ---------
    Fair value of plan assets at end of
      period .............................     521,195      575,990         --           --
                                             ---------    ---------    ---------    ---------
FUNDED STATUS
    Funded status ........................    (119,905)     (25,829)    (100,059)     (79,649)
    Unrecognized net actuarial
       loss/(gain) .......................     213,607      122,618       14,500       (6,236)
    Unrecognized prior service cost ......      12,219       12,052      (18,029)     (19,813)
    Adjustment for the minimum liability .     (36,770)     (33,500)        --           --
                                             ---------    ---------    ---------    ---------
    Prepaid (accrued) benefit cost .......   $  69,151    $  75,341    $(103,588)   $(105,698)
                                             =========    =========    =========    =========




                                                   PENSION BENEFITS             OTHER BENEFITS
                                        --------------------------------    ---------------------------
                                         2001        2000        1999        2001      2000       1999
                                         ----        ----        --          ----      ----       ----
   NET PERIODIC BENEFIT COST
Service cost .......................   $ 27,248    $ 28,013    $ 30,728    $   996    $ 1,248    $ 1,454
Interest cost ......................     37,856      37,642      35,915      7,227      5,905      5,641
Expected return on plan assets .....    (51,819)    (57,022)    (52,164)      --         --         --
Amortization of transition asset ...         56          (9)     (2,969)      --         --         --
Amortization of prior service cost .      1,692       2,215       2,805     (2,206)    (2,165)    (2,164)
Recognized actuarial loss/(gain)
  other ............................      5,020        (326)      5,477        296        (60)      --
                                       --------    --------    --------    -------    -------    -------
SFAS No.87 net periodic pension cost     20,053      10,513      19,792      6,313      4,928      4,931
SFAS No.88 cost* ...................      1,900        --       3,136 *       --         --         --
                                       --------    --------    --------    -------    -------    -------
Total net periodic pension cost ....     21,953    $ 10,513    $ 22,928      6,313    $ 4,928    $ 4,931
                                       ========    ========    ========    =======    =======    =======


   WEIGHTED AVERAGE ASSUMPTIONS
       Discount rate..................    6.4%        6.7%         6.9%       7.75%      7.8%       8.0%
       Long term rate of return.......    9.3%        9.5%         9.5%
       Salary scale...................    4.2%        4.2%         4.6%



      *Under the provision of SFAS No. 88 "Accounting for Settlements and
       Curtailments of Defined Benefit Pension Plans and for Termination Benefits," a provision for the retirement of the Company's Chief Executive Officer resulted in a charge of $1,900; the reduction of workforce under the Realignment Plan and early retirement resulted in a charge of $3,136 in 1999.

   Health care cost trend:
   2001                                                     9.5%
   Decline to 2010...................................       5.0%

Assumed health care cost trend rates have a significant effect on the amounts reported for the other benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                                        1-Percentage       1-Percentage
                                                                       Point Increase     Point Decrease
                                                                       --------------     --------------

   Effect on total of service and interest cost components..........      $    309           $    (275)
   Effect on accumulated  postretirement benefit obligations........         4,048              (3,627)


8.  BANK LOANS
--------------

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

9.  CORPORATE AND OTHER DEBT AND CONVERTIBLE SUBORDINATED NOTES
---------------------------------------------------------------

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

Corporate and other debt consisted of the following:


                                                                           2001               2000
                                                                           ----               ----

    Revolving Credit Agreement (average interest rate 3.75%)........     $   70,000        $ 85,000
    6.75% Notes due November 15, 2005...............................        200,000         200,000
    Other ..........................................................         27,627          21,188
                                                                      -------------        --------
                                                                            297,627         306,188
Less, Current portion...............................................            404             187
                                                                      -------------        --------
                                                                          $ 297,223        $306,001
                                                                      =============        ========
Principal payments are payable in annual installments of:
    2003 ...........................................................     $   75,504
    2004 ...........................................................          1,276
    2005 ...........................................................        200,031
    2006 ...........................................................             31
    2007............................................................             31
    Balance due in installments through 2017........................         20,350
                                                                      -------------
                                                                          $ 297,223



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

10.    DERIVATIVE FINANCIAL INSTRUMENTS
---------------------------------------

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

A reconciliation of current period changes, net of applicable income taxes, in accumulated other comprehensive income relating to derivatives qualifying as cash flow hedges are as follows:

        Transition adjustment as of December 30, 2000......       $   6,300

        Current period declines in fair value..............          (4,877)

        Reclassification to earnings.......................           2,411
                                                                    -------

        Balance at December 28, 2001.......................       $   3,834
                                                                  =========


11.  SUBORDINATED ROBBINS FACILITY EXIT FUNDING OBLIGATIONS

Foster Wheeler's subordinated obligations entered into in connection with the restructuring of debt incurred to finance construction of a waste-to-energy facility in the Village of Robbins, Illinois (the "Exit Funding Agreement") is limited to funding:

1999C Bonds 7 1/4% interest, due October 15, 2009 ($15,185)
     and October 15, 2024 ($77,155)                                 $  92,340
1999D Bonds accrued at 7% due October 15, 2009                         18,000
                                                                    ---------
     Total                                                           $110,340
                                                                     ========

1999C BONDS. The 1999C Bonds are subject to mandatory sinking fund reduction prior to maturity at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date by application by the Trustee of funds on deposit to the credit of the 1999C Sinking Fund Installment Subaccount on October 15 in the years and in the principal amounts as follows:

                            1999C BONDS DUE 2009
            YEAR       AMOUNT             YEAR                AMOUNT
            ----       ------             ----                ------
            2002       1,475              2006                  1,940
            2003       1,580              2007                  2,080
            2004       1,690              2008                  2,225
            2005       1,810              2009                  2,385
                                                            ---------
                                                             $ 15,185
                            1999C BONDS DUE 2024
            YEAR                                              AMOUNT
            ----                                              ------
            2023                                             $  37,230
            2024                                                39,925
                                                             ---------
                                                                77,155
                                                             $  92,340

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

12.  MANDATORILY REDEEMABLE PREFERRED SECURITIES
---  -------------------------------------------

On January 13, 1999, FW Preferred Capital Trust I, a Delaware business trust which is a 100% owned finance subsidiary of the Company, issued $175,000 in Preferred Trust Securities. The Preferred Trust Securities are fully and unconditionally guaranteed by Foster Wheeler LLC. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. Such distributions may be deferred for periods up to five years during which time additional interest accrues at 9.0%. In accordance with this provision, the Company elected to defer the distributions due on January 15, 2002 and April 15, 2002. The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004.

The Preferred Trust Securities have been classified as current liabilities due to the covenant violations under the Company's Revolving Credit Agreement and the potential for acceleration of these securities. Refer to Note 1 for further information including a discussion of the Company's ability to continue as a going concern and the status of bank negotiations.

13.  SPECIAL-PURPOSE PROJECT DEBT
---  ----------------------------

   Special-purpose project debt represents debt incurred to finance the construction of cogeneration facilities or waste-to-energy projects. The notes and/or bonds are collateralized by certain assets of each project. The Company's obligations with respect to this debt are limited to guaranteeing the operating performance of the projects.




                                                                                              2001                    2000
                                                                                              ----                    ----
   Note payable, interest varies based on one of several money market rates
        (2001-year-end rate 4.595%), due semiannually
        through July 30, 2006.........................................................     $  33,367(1)           $ 38,313
   Senior Secured Notes, interest 11.443%,
        due annually April 15, 2002 through 2015......................................        42,075(2)             42,500
   Solid Waste Disposal and Resource Recovery System Revenue Bonds,
        interest 7.125% to 7.5%, due annually December 1, 2002 through 2010...........        97,978(3)            105,746
   Resource Recovery Revenue Bonds, interest 7.9% to 10%, due
        annually December 15, 2002 through 2012.......................................        52,636(4)             55,586
   Floating/Fixed Rate Resource Recovery Revenue Bonds, interest varies based on tax-exempt money market rates (2000-year-end rate
        5.10%), due semiannually February 1, 2001 through February 1, 2010...                       -                32,848(5)
                                                                                         ------------           -----------
                                                                                              226,056               274,993
   Less, Current portion..............................................................         20,216                19,689
                                                                                         ------------            ----------
                                                                                            $ 205,840             $ 255,304
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



     Principal payments are payable in annual installments as follows:
          2003...................................................   $  24,227
          2004...................................................      23,195
          2005...................................................      25,165
          2006...................................................      27,072
          2007...................................................      15,323
          Balance due in installments through 2015...............      90,858
                                                                    ---------
                                                                     $205,840

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

14.  EQUITY INTERESTS
---------------------

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


                                                             DECEMBER 28, 2001            DECEMBER 29, 2000
                                                             -----------------            -----------------
                                                    ITALIAN        CHILEAN          ITALIAN        CHILEAN       VENEZUELA
                                                    PROJECTS        PROJECT         PROJECTS       PROJECTS       PROJECT
                                                    --------       --------         --------       --------       -------
BALANCE SHEET DATA:
Current assets..............................        $    75,942    $  23,301     $   121,617     $  20,155      $    4,505
Other assets (primarily buildings and equipment)
                                                        311,584      227,019         340,281       227,742           35,642
Current liabilities.........................             12,487       14,747          20,949        26,312            1,343
Other liabilities (primarily long-term debt)
                                                        329,030      158,124         389,588       139,594             -
Net assets..................................             46,009       77,449          51,361        81,991           38,804

         INCOME STATEMENT DATA FOR TWELVE MONTHS:
                                                      DECEMBER 28, 2001                    DECEMBER 29, 2000
                                                      -----------------                    -----------------
                                                ITALIAN     CHILEAN    VENEZUELA     ITALIAN     CHILEAN      VENEZUELA
                                                PROJECTS     PROJECT    PROJECT      PROJECTS      PROJECTS    PROJECT
                                                --------    -------    ---------     --------    -------      ---------
Total revenues..............................    $ 159,845   $  40,546   $ 4,428     $ 151,536     $  43,853   $  17,687
Income before income taxes..................       21,618      10,467     2,684        24,379        11,195      11,183
Net earnings................................       11,955       8,689     2,582        14,109         8,359      10,561




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

   15.   INCOME TAXES
   ------------------

   The components of (loss)/earnings before income taxes for the years 2001, 2000 and 1999 were taxed under the following jurisdictions:

                                    2001            2000          1999
                                    ----            ----          ----

   Domestic...............        $ (240,709)      $ (36,234)    $(323,364)
   Foreign................            31,844          89,500       130,176
                               -------------    ------------     ---------
      Total...............        $ (208,865)   $     53,266     $(193,188)
                              ===============   ============     ==========

   The provision/(benefit) for income taxes on those earnings was as follows:



                                                                             2001                  2000               1999
                                                                             ----                  ----               ----
   Current tax (benefit)/expense:
      Domestic...............................................             $     5,486            $    2,116          $  15,469
      Foreign................................................                  22,545                15,094             66,687
                                                                        -------------         -------------          ---------
      Total current..........................................                  28,031                17,210             82,156
                                                                        -------------         -------------          ---------
   Deferred tax (benefit)/expense:
      Domestic...............................................                  96,967               (13,694)          (110,086)
      Foreign................................................                  (6,783)               12,048            (19,893)
                                                                        --------------        -------------          ----------
      Total deferred.........................................                  90,184                (1,646)          (129,979)
                                                                        -------------         --------------         ----------

   Total provision/(benefit) for income taxes................               $ 118,215             $  15,564          $ (47,823)
                                                                        =============         =============          ==========

   Deferred tax liabilities (assets) consist of the following:
                                                                              2001                  2000               1999
                                                                              ----                  ----               ----

   Difference between book and tax
      depreciation...........................................               $  34,369             $  72,195         $   91,380
   Pension assets............................................                   7,584                22,881             36,036
   Capital lease transactions................................                   8,612                 9,733             10,748
   Revenue recognition.......................................                   5,999                16,736             25,744
   Other.....................................................                     192                   740              1,392
                                                                            ---------         -------------         ----------
   Gross deferred tax liabilities............................                  56,756               122,285            165,300
                                                                            ---------         -------------          ---------

   Current taxability of estimated costs to
      complete long-term contracts...........................                  (4,297)               (5,750)            (5,469)
   Income currently taxable deferred for
      financial reporting....................................                  (5,307)               (5,491)            (5,591)
   Expenses not currently deductible for tax
      purposes...............................................                (122,983)             (132,898)          (166,414)
   Investment tax credit carry forwards......................                 (30,893)              (30,251)           (30,251)
   Postretirement benefits other than pensions...............                 (47,242)              (51,070)           (61,895)
   Asbestos claims...........................................                  (7,000)               (7,963)            (6,370)
   Minimum tax credits.......................................                 (11,073)              (10,263)           (11,371)
   Foreign tax credits.......................................                  (6,485)              (13,763)           (38,197)
   Effect of write-downs and restructuring
      reserves...............................................                 (63,680)                    -                  -
   Other.....................................................                 (28,588)              (73,692)           (59,386)
   Valuation allowance.......................................                 262,236                71,816             96,250
                                                                         ------------         -------------         ----------
   Net deferred tax assets...................................                 (65,312)             (259,325)          (288,694)
                                                                         -------------        --------------         ----------
                                                                             $ (8,556)       $     (137,040)         $(123,394)
                                                                         ============        ===============         ==========



   The provision for income taxes in fiscal 2001 results from the net increase in the valuation allowance for primarily domestic net deferred tax assets of $177,500. Such increase is required under FASB 109, "Accounting for Income Taxes", when there is an evidence of losses from domestic operations in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided in the current year do not begin expiring until 2020 and beyond, based on the current tax laws.

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

   The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:


                                                                2001           2000           1999
                                                                ----           ----           ----
           Tax provision/(benefit) at U.S.
              statutory rate..............................      (35.0)%        35.0%         (35.0)%
           State income taxes, net of Federal
              income tax benefit..........................        1.9           6.7           (4.0)
           Increase in valuation allowance................       85.0           -              5.2
           Difference in estimated income taxes on
              foreign income and losses, net of
              previously provided amounts.................        2.2          (7.5)           7.9
           Other                                                  2.6          (5.0)           1.2
                                                              ----------   ----------      ---------
                                                                 56.7%         29.2%          (24.7)%
                                                              ==========   ==========      =========



16.  LEASES
-----------

The Company entered into a sale/leaseback of the 600 ton-per-day waste-to-energy plant in Charleston, South Carolina, in 1989. The terms of the agreement are to lease back the plant under a long-term operating lease for 25 years. The Company recorded a deferred gain of $13,800 relating to this sale/leaseback transaction which is being amortized to income over the term of the lease. As of December 28, 2001 and December 29, 2000, the unamortized gain on the sale/leaseback transaction was $6,500 and $7,100, respectively, net of the current portion of $500 each year. The minimum lease payments under the long-term non-cancelable operating lease are as follows: 2002 - $8,000; 2003 - $8,100; 2004 - $9,800;
2005 - $9,800; 2006 - $9,800; and an aggregate of $51,800 thereafter. Lease expense recognized for 2001, 2000 and 1999 was $7,500 a year. Recourse under this agreement is primarily limited to the assets of the special-purpose entity. In the first quarter of 2002, the Company entered into a preliminary agreement of sale with a buyer for this waste-to-energy plant. If the sale is consummated under the terms of the preliminary agreement, the Company will recognize a pre-tax loss on the sale of approximately $19,500.

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

17.         QUARTERLY FINANCIAL DATA (UNAUDITED)
           -------------------------------------



                                                                         THREE MONTHS ENDED
                                                                         ------------------
2001                                                         MARCH 30     JUNE 29    SEPT. 28(1)   DEC. 28
                                                                         (1)(2)(4)                 (1)(3)
----                                                         --------   ----------   -----------  ---------

Operating revenues .......................................   $682,643   $  826,882   $  808,798   $   996,991
Gross earnings/(loss) from operations ....................     74,958       84,421       68,390       (76,480)
Net earnings/(loss) ......................................      8,105          789        1,242      (319,279)

Earnings/(loss) per share:
       Basic .............................................   $    .20   $      .02   $      .03   $     (7.81)
       Diluted ...........................................   $    .20   $      .02   $      .03   $     (7.81)

Shares outstanding:
       Basic:
             Weighted average number of shares outstanding     40,835       40,891       40,884        40,896
       Diluted:
             Effect of stock options .....................        310          360           87             *
                                                             --------   ----------   ----------   -----------

       Total diluted .....................................     41,145       41,251       40,971        40,896
                                                             ========   ==========   ==========   ===========


2000                                                         MARCH 31      JUNE 30     SEPT. 29       DEC. 29
----                                                         --------   ----------   ----------   -----------

Operating revenues .......................................   $822,036   $1,004,979   $1,008,350   $ 1,055,996
Gross earnings from operations ...........................     80,478       81,856       81,776        82,104
Net earnings .............................................      8,372        8,647       10,145        12,330

Earnings per share:
       Basic .............................................   $    .21   $      .21   $      .25   $       .30
       Diluted ...........................................   $    .21   $      .21   $      .25   $       .30

Shares outstanding:
       Basic:
             Weighted average number of shares outstanding     40,776       40,795       40,805        40,815
       Diluted:
             Effect of stock options .....................          1           13           10             0
                                                             --------   ----------   ----------   -----------

       Total diluted .....................................     40,777       40,808       40,815        40,815
                                                             ========   ==========   ==========   ===========





                                                                                               THREE MONTHS ENDED
                                                                                               ------------------
2001 (Restated**)                                                            MARCH 30      JUNE 29     SEPT. 28      DEC. 28
                                                                                          (1)(2)(4)      (1)         (1)(3)
----                                                                         --------      -------     --------      -------

Operating revenues.......................................................$   682,643   $  826,882   $  808,798   $  996,991
Gross earnings/(loss) from operations ....................................    74,958       84,421       68,390      (76,480)
Net earnings/(loss) ......................................................     7,640          324          777     (335,821)

Earnings/(loss) per share:
       Basic .............................................................$      .19   $      .01   $      .02   $    (8.22)

       Diluted ...........................................................$      .19   $      .01   $      .02   $    (8.22)

Shares outstanding:
       Basic:
             Weighted average number of shares outstanding ...............    40,835       40,891       40,884       40,896
       Diluted:
             Effect of stock options .....................................       310          360           87            *
                                                                             -------   ----------   ----------   ----------

       Total diluted .....................................................    41,145       41,251       40,971       40,896
                                                                             =======   ==========   ==========   ==========


2000 (Restated**)                                                           MARCH 31      JUNE 30      SEPT. 29     DEC. 29
----                                                                        --------      -------      --------     -------

Operating revenues.......................................................$   822,036   $1,004,979   $1,008,350   $1,055,996
Gross earnings from operations ...........................................    80,478       81,856       81,776       82,104
Net earnings .............................................................     7,924        8,199        9,697       11,882

Earnings per share:
       Basic .............................................................   $   .19   $      .20   $      .24   $      .29
       Diluted ...........................................................   $   .19   $      .20   $      .24   $      .29

Shares outstanding:
       Basic:
             Weighted average number of shares outstanding ...............    40,776       40,795       40,805       40,815
       Diluted:
             Effect of stock options .....................................         1           13           10            0
                                                                             -------   ----------   ----------   ----------

       Total diluted .....................................................    40,777       40,808       40,815       40,815
                                                                             =======   ==========   ==========   ==========


      * The effect of the stock options and convertible notes were not included in the calculation of diluted earnings per share as these options were antidilutive due to the quarterly loss.

     ** The Company's consolidated balance sheets as of December 28, 2001 and December 29, 2000 and the related consolidated statements of earnings and comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 28, 2001 have been revised to account for the assets, liabilities and results of operations associated with one of its postemployment benefit plans in accordance with SFAS 112, "Employers' Accounting for Postemployment Benefits".

      (1) The second, third and fourth quarters of 2001 include after tax increased pension costs of $1,200, $1,100 and $1,000, respectively.

      (2) The second quarter of 2001 includes the following after tax charges: loss on the sale of cogeneration plants of $5,000 and a provision for CEO retirement of $1,800.

      (3) The fourth quarter of 2001 includes the following after tax charges: contract write-downs of $104,400; restructuring charges of $27,000; a reserve for deferred tax assets of $188,000; and loss on the sale of a cogeneration plant of $22,900.

      (4) Net earnings for the second quarter of 2001 have been restated by $1,200 to eliminate the change in accounting principle for pension costs and to amend the current year calculation of pension expense to be consistent with prior periods.


18.  LITIGATION AND UNCERTAINTIES
---------------------------------

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

                                                    NUMBER OF CLAIMS

                                            2001            2000         1999
                                            ----            ----         ----

           Balance, beginning of year       92,100          73,600       62,400
           New claims                       54,700          41,300       30,700
           Claims resolved                 (36,100)        (22,800)     (19,500)
                                        -----------         -------     -------
           Balance, end of year            110,700          92,100       73,600
                                        ----------          ------       ------


The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage, was $66,900 in 2001, $56,200 in 2000 and $40,400 in 1999.

The Company has recorded an asset of $548,000 relating to probable insurance recoveries of which the Company has funded approximately $50,000 as of December 28, 2001. In addition to the $438,000 recorded in asbestos-related insurance recoveries in the balance sheet, approximately $110,000 is recorded in accounts and notes receivables. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending proceedings with certain insurers, as well as recoveries under a funding arrangement with other insurers, which has been in place since 1993. The total liability recorded is comprised of an estimated liability relating to open (outstanding) claims of approximately $232,000 and an estimated liability relating to future unasserted claims of approximately $271,000. These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type; and the breakdown of known and future claims into disease type. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. The defense costs and indemnity payments are expected to be incurred over the next eight years during which period new claims are expected to decline from year to year. The Company believes that there will be a substantial reduction in the number of new claims filed after 2008 although there are no assurances this will be correct. Historically, the Company's defense costs have represented approximately 23% of total costs. Through December 28, 2001, total indemnity costs paid, prior to insurance recoveries, were approximately $252,000 and total defense costs paid were approximately $79,000. The Company's management after consultation with counsel, has considered the proceedings with the insurers described above, and the financial viability and legal obligations of the insurance carriers and believe that except for those insurers that have become or may become insolvent, the insurers or their guarantors will continue to adequately fund claims and defense costs relating to asbestos litigation. It should be noted that the estimate of the assets and liabilities related to asbestos claims and recovery is subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainty as to the ultimate number of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies with asbestos claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. A subsidiary of the Company in the United Kingdom has also received a limited number of claims alleging personal injury arising from exposure to asbestos. None of these claims have resulted in material costs to the Company.

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

In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden County Waste-to-Energy Project (the "Project") with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the plant. Those market-based revenues are not expected to be sufficient to service the debt on outstanding bonds which were issued to construct the plant and to acquire a landfill for Camden County's use. The bonds outstanding on the Camden Project are public debt, not debt of either the Company or CCERA, and the bonds are not guaranteed by the Company. If the State were to fail to subsidize the debt service, and there were to be a default on a debt service payment, the bondholders might proceed to attempt to exercise their remedies. The Company has filed suit against the involved parties, including the State of New Jersey, seeking among other things to void the applicable contracts and agreements governing the Project. In January 2002, the State of New Jersey enacted legislation that provides a mechanism for state-supported refinancing of bond debt on solid waste facilities located within the state. Pending outcome of the litigation and certain refinancing initiatives, management believes that the plant will continue to operate at full capacity while receiving market rates for waste disposal. At this time, management cannot determine the ultimate outcome of the foregoing and their effect on the Project. However, management believes that pending the conclusion of the foregoing litigation and/or discussions, the Project will continue to operate at full capacity receiving market rates for waste disposal and generating sufficient revenues to pay CCERA its service fee. Because the debt outstanding on the Camden Project is not CCERA's, and is not secured by CCERA's plant, the Company's management does not believe that an attempt by the bondholders to exercise their remedies would have a material adverse effect on CCERA or the Company.


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



                                                     2001            2000           1999
                                                     ----            ----           ----

  Net (loss)/earnings - as reported...........    $ (327,080)       $  37,702       $(145,356)
                                                  ===========       =========       ==========
  Net (loss)/earnings - pro forma.............    $ (331,139)       $  36,230       $(147,271)
                                                  ===========       =========       ==========
  Earnings/(loss) per share as reported
     Basic....................................        $(8.00)            $.92          $(3.57)
     Diluted .................................             *             $.92               *

  (Loss)/earnings per share - pro forma
     Basic....................................       $(8.10)             $.89          $(3.61)
     Diluted .................................             *             $.89               *

     * Stock options not included in diluted earnings per share due to losses in 2001 and 1999.

The assumption regarding the stock options issued to executives in 2001, 2000 and 1999 was that 100% of such options vested in the year of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                              2001        2000       1999
                                              ----        ----       ----
   Dividend yield...........................   1.36%       3.18%      5.89%
   Expected volatility......................  79.20%      59.20%     48.70%
   Risk free interest rate..................   4.23%       6.46%      4.90%
   Expected life (years)....................    5.0          5.0       5.0

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

      Information regarding these option plans for the years 2001, 2000 and 1999 is as follows:



                                                                       2001                     2000                       1999
                                                                       ----                     ----                       ----
                                                                      WEIGHTED-                 WEIGHTED-                  WEIGHTED-
                                                                      AVERAGE                   AVERAGE                    AVERAGE
                                                                      EXERCISE                  EXERCISE                   EXERCISE
                                                             SHARES   PRICE        SHARES       PRICE          SHARES      PRICE
                                                             ------   -----        ------       -----          ------      -----

Options outstanding, beginning of year...............   3,137,621    $ 23.73      2,508,362     $ 27.66       1,816,802     $32.79
Options exercised....................................     (66,000)      9.51           -              -               -       -
Options granted......................................   1,936,250       5.30        671,486        8.76         698,500      14.17
Options cancelled or expired.........................     (50,250)     21.07        (42,227)      18.96          (6,940)     14.84
                                                       -----------              ------------                 -----------
Options outstanding, end of year.....................   4,957,621    $ 16.75      3,137,621     $ 23.73       2,508,362     $27.66
                                                     ============               ===========                   =========

Option price range at end of year....................$  4.985 to                 $6.34375 to                $11.34375 to
                                                       45.6875                   $45.6875                    $45.6875

Option price range for exercised shares..............$   9.00 to                      -                           -
                                                        $15.0625
Options available for grant at end of year...........     566,180                 1,192,180                   1,847,166
                                                     ============               ===========                   =========

Weighted-average fair value of options granted
   during the year...................................       $3.23                     $3.38                       $4.20

Options exercisable at end of year...................   2,620,547                 2,265,468                   1,607,279

Weighted-average of exercisable options at
end of year..........................................      $26.30                    $28.63                      $33.10

The following table summarizes information about fixed-price stock options outstanding as of December 28, 2001:



                                                               OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                                               -------------------                      -------------------
                                                            WEIGHTED-
                                          NUMBER             AVERAGE               WEIGHTED-           NUMBER           WEIGHTED-
               RANGE OF                 OUTSTANDING         REMAINING               AVERAGE          EXERCISABLE         AVERAGE
            EXERCISE PRICES             AT 12/28/01     CONTRACTUAL LIFE         EXERCISE PRICE      AT 12/28/01     EXERCISE PRICE
            ---------------             -----------     ----------------         --------------      -----------     --------------

  26.9375         to      27.4375            76,833           1 years                   27.33              76,833          27.33
  27.4375         to      28.75              89,667           2 years                   28.49              89,667          28.49
  32.9375         to      40.0625           160,834           3 years                   36.04             160,834          36.04
  29.75           to      35.25             371,967           4 years                   30.19             371,967          30.19
  42.1875         to      45.6875           255,584           5 years                   42.63             255,584          42.63
  36.9375         to      37.25             379,500           6 years                   36.96             379,500          36.96
  27.50           to      27.625            414,000           7 years                   27.62             414,000          27.62
  11.34375        to      15.0625           665,500           8 years                   14.16             599,333          14.23
   6.34375        to      10.00             610,486             9 years                  8.74             272,829           8.65
   4.985          to      11.60            1,933,250          10 years                   5.30                   -
                                          ----------                                               --------------
   4.985          to      45.6875         4,957,621                                                     2,620,547
                                          =========                                                     =========



20.  PREFERRED SHARE PURCHASE RIGHTS
------------------------------------

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

21.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
----------------------------------------------

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

CARRYING AMOUNTS AND FAIR VALUES - The estimated fair values of the Company's financial instruments are as follows:


                                                             2001                                2000
                                                             ----                                ----
                                             CARRYING AMOUNT       FAIR VALUE      CARRYING AMOUNT     FAIR VALUE
                                             ---------------       ----------      ---------------     ----------
Nonderivatives:
Cash and short-term investments.............     $  224,291          $224,291         $193,709         $193,709
Long-term debt..............................       (735,158)         (592,517)        (581,181)        (579,494)

Derivatives:
Foreign currency contracts..................          5,900             5,900                -            9,684

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

22.  BUSINESS SEGMENTS - DATA
-----------------------------

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

Summary financial information concerning the Company's reportable segments is shown in the following table:




                                                                                              CORPORATE
                                                       ENGINEERING                               AND
                                                         and                  ENERGY          FINANCIAL
                                          TOTAL    CONSTRUCTION GROUP     EQUIPMENT GROUP     SERVICES(1)
                                          -----    ------------------     ---------------     -----------
2001                                     Restated       Restated              Restated          Restated
----                                   (See Note 2)   (See Note 2)          (See Note 2)      (See Note 2)

Revenues ..........................   $3,392,474        $2,195,617        $1,274,099        $ (77,242)
Interest income(2) ................        9,060             6,588             4,071           (1,599)
Interest expense(2) ...............       84,484               705            25,608           58,171(6)
Loss before income taxes ..........     (208,865)          (10,307)(3)       (62,760)(3)(4)  (135,798)(3)(4)
Income taxes/(benefits) ...........      118,215             2,604           (19,052)         134,663(5)
Net loss ..........................     (327,080)          (12,911)          (43,708)        (270,461)
Identifiable assets ...............    3,325,837         1,368,035         1,663,471          294,331
Capital expenditures ..............       33,998            14,426            12,531            7,041
Depreciation and amortization .....       55,750            20,680            31,511            3,559

2000
----

Revenues ..........................   $3,969,355        $2,979,543        $1,094,189        $(104,377)
Interest income(2) ................       15,737            16,716             9,654          (10,633)
Interest expense(2) ...............       83,254             7,100            34,649           41,505(6)
Earnings/(loss) before income taxes       53,266            87,909            45,079          (79,722)
Income taxes/(benefits) ...........       15,564            27,737            17,998          (30,171)
Net earnings/(loss) ...............       37,702            60,172            27,081          (49,551)
Identifiable assets ...............    3,502,401         1,299,596         1,697,592          505,213
Capital expenditures ..............       45,807            33,766            10,581            1,460
Depreciation and amortization .....       57,716            22,596            32,889            2,231

1999 (A)
-------
Revenues ..........................   $3,944,074        $3,015,881        $1,039,763        $(111,570)
Interest income(2) ................       13,576            17,469            13,372          (17,265)
Interest expense(2) ...............       70,213             6,842            46,482           16,889(6)
(Loss)/earnings before income taxes     (193,188)           92,041(7)       (204,201)(7)(8)   (81,028)(7)
Income (benefits)/taxes ...........      (47,823)           35,183           (56,096)         (26,910)
Net (loss)/earnings ...............     (145,365)           56,858          (148,105)         (54,118)
Identifiable assets ...............    3,462,290         1,535,783         1,600,903          325,604
Capital expenditures ..............      128,086           118,946             7,588            1,552
Depreciation and amortization .....       60,448            26,010            32,103            2,335


(1) Includes general corporate income and expense, the Company's captive insurance operation and eliminations.
(2) Includes intercompany interest charged by Corporate and Financial Services to the business groups on outstanding borrowings.
(3)  Includes in 2001, contract write-downs of $160,600 ($104,400 after-tax):
     Engineering and Construction Group $67,200, Energy Equipment Group $88,400 and Corporate and Financial Services $5,000.
(4) Includes in 2001, loss on sale of cogeneration plants in Energy Equipment Group of $40,300 ($27,900 after-tax) and increased pension cost in Corporate and Financial Services of $5,000 ($3,300 after-tax).
(5) Includes in 2001, a valuation allowance for deferred tax assets of $188,000 on Corporate and Financial Services.
(6) Includes dividends on Preferred Security of $15,750 in 2000 and 2001, and $15,181 in 1999.
(7) Includes in 1999 cost realignment of $37,600 ($27,600 after tax), the pre-tax charge per group is: Engineering and Construction Group $19,600, Energy Equipment Group $2,500, and Corporate and Financial Services $15,500.
(8) Includes in 1999, $214,000 ($154,000 after tax) related to final settlement of the Robbins Facility and $30,600 relates to the current year operation of the Robbins Facility.
(A) Restated to reflect inclusion of Power System Group operations in the Energy Equipment Group.



                                                                            2001                2000                 1999
                                                                            ----                ----                 ----

EQUITY EARNINGS IN UNCONSOLIDATED SUBSIDIARIES WERE AS FOLLOWS:
---------------------------------------------------------------

Engineering and Construction Group...............................   $          4,432       $        6,719   $        8,939
Energy Equipment Group...........................................              8,404               13,268            6,813
                                                                    ----------------       --------------   --------------

Total                                                               $         12,836       $       19,987   $       15,752
                                                                    ================       ==============   ==============

Geographic Concentration

REVENUES:

United States...................................................         $ 1,673,457          $ 1,897,038       $1,430,511
Europe..........................................................           1,669,409            2,099,539        2,533,682
Canada..........................................................             126,851               77,155           91,451
Corporate and Financial Services, including
      eliminations..............................................             (77,243)            (104,377)        (111,570)
                                                                    -----------------        -------------      -----------

Total                                                                    $ 3,392,474           $3,969,355       $3,944,074
                                                                    ================           ==========       ==========

LONG-LIVED ASSETS:

United States...................................................         $   534,345          $   628,940       $  652,641
Europe..........................................................             174,058              228,762          358,937
Canada..........................................................               1,958                1,511            1,510
Corporate and Financial Services, including
      eliminations..............................................              47,894               44,507           45,260
                                                                    ----------------     ----------------      -----------

Total                                                                    $   758,255           $  903,720       $1,058,348
                                                                    ================           ==========       ==========


Revenues and long-lived assets are based on the country in which the contracting subsidiary is located.


Operating revenues by industry segment for the three years ending December 2001 were as follows:

                                              2001                   2000                   1999
                                              ----                   ----                   ----

Power                                $    1,399,450          $      1,402,411      $       975,328
Oil and gas/refinery                        807,367                 1,455,983            1,599,066
Pharmaceutical                              485,786                   300,235              207,353
Chemical                                    177,777                   338,898              668,889
Environmental                               337,248                   358,571              434,901
Power production                            150,990                   144,600              155,864
Eliminations and other                      (43,304)                 (109,337)            (174,371)
                                     ---------------         -----------------     ----------------
      Total Operating Revenues       $    3,315,314          $      3,891,361      $     3,867,030
                                     ==============          ================      ===============


23.  CONSOLIDATING FINANCIAL INFORMATION
---  -----------------------------------

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




                               FOSTER WHEELER LTD.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                December 28, 2001
                            (In Thousands of Dollars)
                             (Restated, See Note 2)

                      ASSETS
                      ------                  FOSTER      FOSTER
                                              WHEELER     WHEELER    GUARANTOR    NON-GUARANTOR
                                               LTD.        LLC      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                               ----        ---      ------------  ------------  ------------   ------------
Current assets ...........................   $   --      $ 121,298    $1,085,669   $1,644,843   $(1,097,434)   $ 1,754,376
Investment in subsidiaries ...............    (26,989)     (94,938)    1,327,480      566,982    (1,688,021)        84,514
Land, buildings & equipment (net) ........       --           --          23,548      381,367        (5,717)       399,198
Notes and accounts receivable - long-term        --        595,655        46,062      844,730    (1,421,074)        65,373
Intangible assets (net) ..................       --           --         239,862      374,335      (339,654)       274,543
Other non-current assets .................       --         15,962       554,787      183,480        (6,396)       747,833
                                             --------    ---------    ----------   ----------   -----------    -----------

TOTAL ASSETS .............................   $(26,989)   $ 637,977    $3,277,408   $3,995,737   $(4,558,296)   $ 3,325,837
                                             ========    =========    ==========   ==========   ===========    ===========
       LIABILITIES & SHAREHOLDERS' EQUITY/(DEFICIT)

Current liabilities ......................   $  2,555    $ 667,521    $1,334,268   $1,485,639   $(1,101,363)   $ 2,388,620
Long-term debt ...........................       --           --         236,104    1,334,581    (1,432,830)       137,855
Other non-current liabilities ............       --           --         989,443       62,902      (223,439)       828,906
                                             --------    ---------    ----------   ----------   -----------    -----------

TOTAL LIABILITIES ........................      2,555      667,521     2,559,815    2,883,122    (2,757,632)     3,355,381
TOTAL SHAREHOLDERS' EQUITY /(DEFICIT).....    (29,544)     (29,544)      717,593    1,112,615    (1,800,664)       (29,544)
                                             --------    ---------    ----------   ----------   -----------    -----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY /(DEFICIT)........   $(26,989)   $ 637,977    $3,277,408   $3,995,737   $(4,558,296)   $ 3,325,837
                                             ========    =========    ==========   ==========   ===========    ===========



                           FOSTER WHEELER CORPORATION
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                December 29, 2000
                            (In Thousands of Dollars)
                             (Restated, See Note 2)

                                                                                       NON-
                                                                   GUARANTOR         GUARANTOR
        ASSETS                                        FWC         SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS   CONSOLIDATED
        ------                                        ---         ------------      ------------      ------------   ------------
Current assets............................      $   391,560       $   497,486       $ 1,571,314        $(837,384)     $ 1,622,976
Investment in subsidiaries................          899,428           317,663           139,008       (1,356,099)
Land, buildings & equipment (net).........           46,621            26,455           428,080           (6,122)         495,034
Notes and accounts receivable -
   long-term..............................           48,203             5,245           330,867         (308,077)          76,238
Intangible assets (net)...................            -                85,977           202,158            -              288,135
Other non-current assets..................          754,246            30,608           193,070           42,094        1,020,018
                                           ----------------  ----------------  ----------------   --------------   --------------

TOTAL ASSETS                               $      2,140,058      $    963,434       $ 2,864,497      $(2,465,588)     $ 3,502,401
                                           ================  ================  ================   ===============  ==============

    LIABILITIES & SHAREHOLDERS' EQUITY/(DEFICIT)

Current liabilities.......................      $   543,360       $   470,835  $      1,277,792   $     (837,384)  $    1,454,603
Long-term debt............................          309,190             -               389,173         (137,058)         561,305
Other non-current liabilities.............          657,233            53,108           263,435         (117,558)         856,218
Subordinated Robbins obligations..                  110,340              -                    -            -              110,340
Preferred trust securities................          175,000              -              175,000         (175,000)         175,000
                                           ----------------  ----------------  ----------------   ---------------  --------------

TOTAL LIABILITIES                                 1,795,123           523,943         2,105,400       (1,267,000)       3,157,466
TOTAL SHAREHOLDERS'
    EQUITY/(DEFICIT)......................          344,935           439,491           759,097       (1,198,588)         344,935
                                           ----------------  ----------------  ----------------   ---------------  --------------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY/(DEFICIT).........      $ 2,140,058      $    963,434       $ 2,864,497      $(2,465,588)     $ 3,502,401
                                           ================  ================  ================      ============  ==============






                               FOSTER WHEELER LTD.
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                      For the Year Ended December 28, 2001
                            (In Thousands of Dollars)
                             (Restated, See Note 2)

                                      FOSTER          FOSTER
                                      WHEELER         WHEELER     GUARANTOR         NON-GUARANTOR
                                       LTD.            LLC        SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                      -------        -------      ------------      -------------     ------------   -----------

Operating revenues ................       --              --        $ 835,806         $ 2,808,304        $(328,796)  $ 3,315,314
Other income ......................       --         $ 276,203         38,690              77,026         (314,759)       77,160
                                     ---------       ---------      ---------         -----------        ---------   -----------
   Revenues .......................       --           276,203        874,496           2,885,330         (643,555)    3,392,474

Cost of operating revenues ........       --              --          886,464           2,606,357         (328,796)    3,164,025
Selling, general and adminis-
    trative expenses ..............       --             7,895         48,414             169,083             --         225,392
Other deductions and minority
   interest(*) ....................        148          55,504        127,409             114,684          (85,823)      211,922
Equity in net losses of
     subsidiaries .................   (326,984)       (318,630)      (234,202)               --            879,816          --
                                     ---------       ---------      ---------         -----------        ---------   -----------

Loss before income
     taxes ........................   (327,132)       (105,826)      (421,993)             (4,794)         650,880      (208,865)
Provision/(benefit) for income
     taxes ........................        (52)         (7,791)       125,224                 834             --         118,215
                                     ---------       ---------      ---------         -----------        ---------   -----------

Net loss(**) ......................   (327,080)        (98,035)      (547,217)             (5,628)         650,880      (327,080)

Other comprehensive (loss)/income:
   Foreign currency translation
   adjustment .....................    (10,191)           --             --               (12,683)          12,683       (10,191)
adjustment
     Net gain /(loss) on derivative
   instruments ....................       --              --            4,118                (284)            --           3,834
   Minimum pension liability
   adjustment, net of tax benefit
   of $0 ..........................       --              --          (36,770)               --               --         (36,770)
                                     ---------       ---------      ---------         -----------        ---------   -----------

Comprehensive loss ................  $(337,271)      $ (98,035)     $(579,869)        $   (18,595)       $ 663,563   $  (370,207)
                                     =========       =========      =========         ===========        =========   ===========



(*) Includes interest expense and dividends on preferred securities of $84,484. (**) Includes contract write-downs of $160,600 ($104,400 after tax);
     restructuring cost of $41,600 ($27,000 after-tax); a reserve for deferred tax assets of $188,000; loss on the sale of cogeneration plants of $40,300 ($27,900 after tax); increased pension cost of $5,000 ($3,300 after tax); and a provision for CEO retirement of $2,700 ($1,800 after tax).


                           FOSTER WHEELER CORPORATION
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                      For the Year Ended December 29, 2000
                            (In Thousands of Dollars)
                             (Restated, See Note 2)


                                                           GUARANTOR        NON-GUARANTOR
                                             FWC           SUBSIDIARIES      SUBSIDIARIES         ELIMINATIONS       CONSOLIDATED
                                             ---           ------------      ------------         ------------       ------------
  Operating revenues................                        $1,157,227          $3,106,434           $(372,300)        $3,891,361
  Other income.......................      $107,063              3,489              15,397             (47,955)            77,994
                                     --------------    ---------------     ---------------      ---------------      ------------
     Total revenues..................       107,063          1,160,716           3,121,831            (420,255)         3,969,355

  Cost of operating revenues.........             -          1,083,787           2,853,660            (372,300)         3,565,147
  Selling, general and adminis-
      trative expenses...............        14,886             54,368             152,856                   -            222,110
  Other deductions and minority
     Interest(*).....................        60,522              3,570             112,695             (47,955)           128,832
  Equity in net earnings of
       subsidiaries..................        (5,679)             6,520                -                   (841)             -
                                     ---------------     -------------     ---------------      ---------------      --------

  Earnings/(loss) before income
       taxes.........................        25,976             25,511               2,620                (841)            53,266
  (Benefit)/provision for income
       taxes.........................       (11,726)             7,734              19,556                -                15,564
                                     ---------------   ---------------     ---------------      --------------       ------------

  Net earnings.......................        37,702             17,777             (16,936)               (841)            37,702


  Other comprehensive loss:
     Foreign currency translation
         adjustment..................       (19,988)            (6,585)            (17,462)             24,047            (19,988)
     Minimum pension liability
        adjustment net of $12,000
        tax benefit..................       (21,500)              -                   -                  -                (21,500)
                                     ---------------     -------------     ---------------      --------------       -------------

  Comprehensive earnings/(loss)      $       (3,786)     $      11,192        $    (34,398)     $       23,206             (3,786)
                                     ===============     =============        =============     ==============       $============

(*) Includes interest expense and dividends on preferred securities of $83,254.

                           FOSTER WHEELER CORPORATION
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                      For the Year Ended December 31, 1999
                            (In Thousands of Dollars)
                             (Restated, See Note 2)


                                                                   GUARANTOR        NON-GUARANTOR
                                                      FWC         SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED

  Operating revenues.......................            -           $  845,553          $3,391,965       $(370,488)       $3,867,030
  Other income.............................          $78,381            5,501              58,582         (65,420)           77,044
                                              --------------   --------------   -----------------  ---------------  ---------------
     Total revenues........................           78,381          851,054           3,450,547        (435,908)        3,944,074

  Cost of operating revenues                           -              806,789           3,132,895        (370,488)        3,569,196
  Selling, general and adminis-
      trative expenses.....................           29,286           42,459             166,466           -               238,211
  Other deductions, minority
     interests and Robbins Facility
     write-down(*).........................          247,244            9,439             138,592         (65,420)          329,855
  Equity in net earnings of
       Subsidiaries........................           (8,907)          14,645                  -           (5,738)          -
                                                  -----------        --------        ------------     ------------       ----------

  (Loss)/earnings before income
       taxes...............................         (207,056)           7,012              12,594          (5,738)         (193,188)
  (Benefit)/provision for income
       taxes...............................          (61,691)          (2,528)             16,396           -               (47,823)
                                                  -----------       ----------        -----------   --------------        ----------

  Net (loss)/earnings(**)..................         (145,365)           9,540              (3,802)         (5,738)         (145,365)

  Other comprehensive loss:
     Foreign currency translation
         adjustment........................          (30,870)         (17,020)            (19,788)         36,808           (30,870)
                                              ---------------   --------------     ---------------   ------------   ----------------

  Comprehensive (loss)/earnings               $     (176,235)   $      (7,480)       $    (23,590) $       31,070   $      (176,235)
                                              ===============   ==============       ============= ==============   ================

(*) Includes interest expense and dividends on preferred securities of $70,213. (**) Includes a provision of $37,600 ($27,600 after tax) for cost realignment and a charge totaling $244,600 ($173,900 after tax) of which $214,000 relates to the Robbins Facility write-down and $30,600 relates to the current year operations of the Robbins Facility.

                               FOSTER WHEELER LTD.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                      For the Year Ended December 28, 2001
                            (In Thousands of Dollars)
                             (Restated, See Note 2)

                                           FOSTER          FOSTER
                                           WHEELER         WHEELER      GUARANTOR        NON-GUARANTOR
                                            LTD.            LLC         SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                            ----            ---         ------------     ------------   ------------   ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES................ $      2,446     $  (183,713)   $   427,190      $  (79,961)    $  (254,643)  $  (88,681)
                                       -------------   --------------   -----------      ------------    ------------  -----------


CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures...................            -          (2,346)        (1,937)         (29,715)              -      (33,998)
Proceeds from sale of properties.......            -               -              -           59,672               -       59,672
Decrease in investment and
   Advances............................            -               -              2           16,006               -       16,008
Decrease in short-term
   investments ........................            -               -              -            1,530               -        1,530
                                       -------------   -------------    -----------      ------------    -----------   -----------
NET CASH PROVIDED/(USED) BY
   INVESTING ACTIVITIES................            -          (2,346)        (1,935)          47,493               -       43,212
                                       -------------   --------------   ------------     -----------     -----------   ----------

CASH FLOWS FROM FINANCING
   ACTIVITIES
Dividends to Common
   Shareholders .......................       (2,446)         (2,442)       (70,000)        (184,643)        254,643       (4,888)
Decrease in short-term debt............            -               -        (76,250)          (5,782)              -      (82,032)
Proceeds from convertible subordinated
notes, net.............................            -         202,912              -                                -      202,912
Proceeds from long-term debt ..........            -         178,061       (285,000)         291,981               -      185,042
Repayment of long-term debt............            -        (193,062)       ( 1,475)         (20,187)              -     (214,724)
Other .................................            -             590              -           (1,367)              -         (777)
                                       -------------   -------------    -----------      -----------     -----------   ----------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES..............         (2,446)        186,059       (432,725)          80,002         254,643       85,533
                                       --------------  -------------    ------------     -----------     -----------   ----------

Effect of exchange rate
changes.............on cash and cash               -               -                -         (7,937)              -       (7,937)
equivalents............................
Increase in cash and cash
   equivalents.........................            -               -          (7,470)          39,597               -       32,127
Cash and cash equivalents,
   beginning of year...................            -               -          33,163          158,730               -      191,893
                                       -------------   -------------    -------------      -----------     ----------- ------------
Cash and cash equivalents, end
   of year.............................$             - $            -   $     25,693       $  198,327     $         -   $  224,020
                                       =============== ==============   ==============     ===========     =========== ============



                           FOSTER WHEELER CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                      For the Year Ended December 29, 2000
                            (In Thousands of Dollars)
                             (Restated, See Note 2)

                                                  GUARANTOR    NON-GUARANTOR
                                          FWC    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED

CASH FLOWS FROM OPERATING
   ACTIVITIES
NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES ............   $ (71,278)   $  79,743    $ (63,011)   $  37,802    $ (16,744)
                                       ---------    ---------    ---------    ---------    ---------


CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures ...............                   (6,000)     (39,807)                  (45,807)
Proceeds from sale of properties ...                                56,703                    56,703
(Increase)/decrease in investment
and advances .......................     (27,705)       1,073      (42,832)      81,586       12,122
Decrease in short-term
investments ........................                                15,230                    15,230
Other ..............................                    2,891       (2,891)
                                       ---------    ---------    ---------    ---------    ---------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES ............     (27,705)      (2,036)     (13,597)      81,586       38,248

CASH FLOWS FROM FINANCING
   ACTIVITIES
Dividends to Common
Shareholders .......................      (9,773)                                             (9,773)
Increase/(decrease) in short-
   term debt .......................      76,250                   (31,374)                   44,876
Proceeds from long-term debt .......                                43,168                    43,168
Repayment of long-term debt ........     (65,000)                  (23,151)                  (88,151)
Other ..............................     112,220      (78,600)      83,015    (119,388)       (2,753)
                                       ---------    ---------    ---------    ---------    ---------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES ............     113,697      (78,600)      71,658     (119,388)     (12,633)

Effect of exchange rate changes on
cash and cash equivalents ..........                                12,754                    12,754
Increase/(decrease) in cash and cash
equivalents ........................      14,714         (893)       7,804                    21,625
Cash and cash equivalents,
beginning of year ..................      16,262        3,080      150,926                   170,268
                                       ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents,
end of year ........................   $  30,976    $   2,187    $ 158,730    $    --      $ 191,893
                                       =========    =========    =========    =========    =========






                           FOSTER WHEELER CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                      For the Year Ended December 31, 1999
                            (In Thousands of Dollars)
                             (Restated, See Note 2)

                                                  GUARANTOR   NON-GUARANTOR
                                          FWC    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED

CASH FLOWS FROM OPERATING
   ACTIVITIES
NET CASH PROVIDED/(USED) BY
   OPERATING ACTIVITIES ............   $  14,126    $  12,608    $ (60,047)   $  27,693    $  (5,620)
                                       ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures ...............                   (5,419)    (122,667)                 (128,086)
Proceeds from sale of properties ...                      214      142,355                   142,569
(Increase)/decrease in investment
and advances .......................     (66,883)      20,400      (34,837)      83,213        1,893
Decrease in short-term
investments ........................                                43,923                    43,923
Other ..............................                    3,391       (3,391)
                                       ---------    ---------    ---------    ---------    ---------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES ............     (66,883)      18,586       25,383       83,213       60,299
                                       ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES
Dividends to Common
Shareholders .......................     (21,983)                                            (21,983)
Issuance of trust preferred
securities .........................     169,178                                             169,178
Decrease in short-term debt ........     (20,000)                  (17,254)                  (37,254)
Proceeds from long-term debt .......                                56,797                    56,797
Repayment of long-term debt ........    (190,000)                  (19,868)                 (209,868)
Other ..............................     118,104      (34,666)      22,223     (110,906)      (5,245)
                                       ---------    ---------    ---------    ---------    ---------
NET CASH PROVIDED/(USED) BY
 FINANCING ACTIVITIES ..............      55,299      (34,666)      41,898     (110,906)     (48,375)
                                       ---------    ---------    ---------    ---------    ---------

Effect of exchange rate changes on
cash and cash equivalents ..........                               (16,104)                  (16,104)
Increase/(decrease) in cash and cash
equivalents ........................       2,542       (3,472)      (8,870)                   (9,800)
Cash and cash equivalents,
beginning of year ..................      13,720        6,552      159,796                   180,068
                                       ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents,
end of year ........................   $  16,262    $   3,080    $ 150,926    $    --      $ 170,268
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

25.  RESTATEMENT

Subsequent to the filing of the Company's second quarter 2002 Form 10-Q, management determined that the assets, liabilities and results of operations associated with one of the Company's benefit plans were not accounted for in accordance with SFAS 112, "Employers' Accounting for Postemployment Benefits." The Company's consolidated balance sheets as of December 28, 2001 and December 29, 2000 and the related consolidated statements of earnings and comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 28, 2001 have been revised to account for the assets, liabilities and results of operations associated with this benefit plans in accordance with SFAS 112, "Employers' Accounting for Postemployment Benefits". The Company's Survivor Income Plan is designed to provide coverage for an employee's beneficiary upon the death of the employee. The prepaid pension cost was increased to reflect the updated cash surrender value of underlying insurance policies, and the post retirement and other employee benefits other than pensions was increased to reflect the updated obligation, calculated on a going concern basis. The cumulative effect on shareholders' equity/(deficit)as of December 25, 1998 was a decrease of $15,632. A summary of the effects of the restatement on the Company's consolidated balance sheet, consolidated statement of earnings and comprehensive income is as follows:



                                                                     Statement
                                                                         of                    12/28/01          12/28/01
                                   12/28/01         12/28/01   Earnings and Comprehensive         Year              Year
        Balance Sheet             As Reported       Restated            Income               As Reported         Restated
------------------------------- ---------------- ------------ ----------------------------- ----------------- -----------------
Prepaid pension cost              $ 122,407         $ 131,865   Selling, general and          $   222,532       $   225,392
                                                                administrative expenses

Post retirement and other
employee benefits other than                                    (Loss)/earnings before
pensions                          $ 121,600         $ 168,149   income taxes                  $  (206,005)      $  (208,865)

                                                                Provision (benefit) for
Retained earnings (deficit)       $ (72,781)        $(109,872)  income taxes                  $   103,138       $   118,215


Total shareholder's equity          $ 7,547         $ (29,544)  Net (loss)/earnings           $  (309,143)      $  (327,080)

                                                                (Loss)/Earnings per Share,
                                                                Basic and Diluted             $     (7.56)     $      (8.00)



                                                                          Statement
                                                                              of                   12/29/00          12/29/00
                                   12/29/00         12/29/00      Earnings and Comprehensive         Year              Year
        Balance Sheet             As Reported       Restated                Income               As Reported         Restated
------------------------------- ---------------- --------------- ----------------------------- ----------------- -----------------
Prepaid pension cost               $189,261          $199,057     Selling, general and           $219,353          $222,110
                                                                  administrative expenses

Deferred income tax assets          $96,859          $111,936     (Loss)/earnings before
                                                                  income taxes                    $56,023           $53,266

Post retirement and other
employee benefits other than                                      Provision (benefit) for
pensions                           $159,667          $203,694     income taxes                    $16,539           $15,564

Retained earnings (deficit)        $241,250          $222,096     Net (loss)/earnings             $39,494           $37,702

Total shareholder's                                              (Loss)/Earnings per Share,
equity/(deficit)                   $364,089          $344,935     Basic and Diluted                 $0.97             $0.92




                                                                          Statement
                                                                              of                   12/31/99          12/31/99
                                   12/31/99         12/31/99      Earnings and Comprehensive         Year              Year
        Balance Sheet             As Reported       Restated                Income               As Reported         Restated
------------------------------- ---------------- --------------- ----------------------------- ----------------- -----------------
Retained earnings (deficit)       $  211,529      $    194,167   Selling, general and            $    235,549     $     238,211
                                                                 administrative expenses

Total shareholder's                                             (Loss)/earnings before
equity/(deficit)                  $  375,863      $    358,501   income taxes                    $   (190,526)    $    (193,188)



                                12/25/98            12/25/98     Provision (benefit) for
                                As Reported         Restated     income taxes                    $    (46,891)    $     (47,823)
                                -----------      ------------

Retained earnings (deficit)     $377,147              $361,515   Net (loss)/earnings             $   (143,635)    $    (145,365)


                                                                 (Loss)/Earnings per Share,
                                                                 Basic and Diluted               $      (3.53)    $       (3.57)





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

ITEM 14.  CONTROLS AND PROCEDURES

Immediately following the signature page of this report is the Certification that is required under Section 302 of the Sarbanes-Oxley Act of 2002. This section of the report contains information concerning the controls evaluation referred to in the Section 302 Certifications and the information contained herein should be read in conjunction with the Certification.


Internal controls are designed with the objective of ensuring that assets are safeguarded, transactions are authorized, and financial reports are prepared on a timely basis in accordance with generally accepted accounting principles in the United States. The disclosure procedures are designed to comply with the regulations established by the Securities and Exchange Commission and the New York Stock Exchange.

Internal controls, no matter how designed, have limitations. It is the Company's intent that the internal controls be conceived to provide adequate, but not absolute, assurance that the objectives of the controls are met on a consistent basis. Management plans to continue its review of internal controls and disclosure procedures on an ongoing basis.


The Company's principal executive officer and principal financial officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures as of September 27, 2002 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

There were no significant changes in the Company's internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

           FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

           Financial Statements - See Item 8.

           Schedule II: Valuation and Qualifying Accounts

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

3.1 Memorandum of Association of Foster Wheeler Ltd. (Filed as Annex II to Foster Wheeler Ltd.'s Form S-4/A (Registration No. 333-52468) filed on March 9, 2001 and incorporated herein by reference.)

3.2 Bye-Laws of Foster Wheeler Ltd., as corrected. (Filed as Exhibit 3.2 to Foster Wheeler Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended September 28, 2001 and incorporated herein by reference.)

4.0 Foster Wheeler Ltd. hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler Ltd. and its consolidated subsidiaries to the Commission upon its requests.

4.1 Rights Agreement, dated as of May 21, 2001, between Foster Wheeler Ltd. and Mellon Investor Services LLC. (Filed as Annex I to Foster Wheeler Ltd.'s current report on Form 8-K (File No. 333-52468) dated May 25, 2001 and incorporated herein by reference.)

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

4.3 Indenture, dated as of May 31, 2001, among Foster Wheeler Ltd., Foster Wheeler LLC and BNY Midwest Trust Company. (Filed as Exhibit
           4.4 to Foster Wheeler Ltd.'s Form S-3 (Registration No. 333-64090) filed on June 28, 2001, and incorporated herein by reference.)

4.4 Registration Rights Agreement, dated as of May 31, 2001, among Foster Wheeler Ltd., Foster Wheeler LLC and Lehman Brothers Inc., Banc of America Securities LLC and First Union Securities, Inc. (Filed as
           Exhibit 4.6 to Foster Wheeler Ltd.'s Form S-3 (Registration No. 333-64090) filed on June 28, 2001, and incorporated herein by reference.)

4.5 Form of specimen share certificate for Foster Wheeler Ltd.'s common shares. (Filed as Annex II to Foster Wheeler Ltd.'s current report on Form 8-K (File No. 333-52468) filed on May 25, 2001 and incorporated herein by reference.)

4.6 First Supplemental Indenture dated February 20, 2002, between Foster Wheeler Ltd. and B.N.Y. Midwest Trust Company regarding the 6.50% Convertible Subordinated Notes due 2007. (Filed as Exhibit 4.6 to Foster Wheeler Ltd.'s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)

EXHIBIT NO.                    EXHIBITS
-----------                    --------

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

10.4 Retirement and Consulting Agreement of Richard J. Swift dated as of April 2, 2001. (Filed as Exhibit 10.1 to Foster Wheeler Corporation's current report on Form 8-K (File No. 001-00286) dated April 5, 2001, and incorporated herein by reference.)

10.5 Form of Change of Control Agreement dated May 25, 2001, and entered into by the Company with the following executive officers: L. F. Gardner, R. D. Iseman, T. R. O'Brien, G. A. Renaud and J. E. Schessler. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended June 29, 2001, and incorporated herein by reference.)

10.6       Foster Wheeler Inc. Directors' Stock Option Plan. (Filed as Exhibit
           99.1 to Foster Wheeler Ltd.'s post effective amendment to Form S-8 (Registration No. 333-25945) dated June 27, 2001, and incorporated herein by reference.)

10.7 1995 Stock Option Plan of Foster Wheeler Inc. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.'s post effective amendment to Form S-8 (Registration No. 003-59739) dated June 27, 2001, and incorporated herein by reference.)

10.8 1984 Stock Option Plan of Foster Wheeler Inc. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.'s post effective amendment to Form S-8 (Registration No. 002-91384) dated June 27, 2001, and incorporated herein by reference.)

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

10.11 Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich dated as of October 22, 2001. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.'s Quarterly Report on Form 10-Q for the Quarter ended September 28, 2001, and incorporated herein by reference.)

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

10.13 Stock Option Agreement of Raymond J. Milchovich dated as of October 22, 2001. (Files as Exhibit 10.13 to Foster Wheeler Ltd.'s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)

10.14 Amendment No. 1 and Waiver dated as of January 28, 2002 relating to the Second Amended and Restated Revolving Credit Agreement dated as of May 25, 2001 among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc. Foster Wheeler Energy Corporation, the Guarantors, the Lenders signatory thereto, Bank of America N.A., as Administrative Agent, First Union National Bank, as Syndication Agent and ABN AMRO Bank N.V. as Documentation Agent arranged by Banc of America Securities LLC , as Lead Arranger and Book Manager and ABN AMRO Bank N.V., First Union Capital Markets, Greenwich Natwest Structured Finance Inc. and Toronto Dominion Bank, as Arrangers (the "Lenders"). (Filed as Exhibit 10.14 to Foster Wheeler Ltd.'s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)

10.15 Waiver and Amendment to Master Lease dated as of January 28, 2002 by and among (i) Perryville III Trust, a trust created under the laws of the state of New York pursuant to a trust agreement dated as of December 16, 1994, (ii) BNY Midwest Trust Company, (iii) Foster Wheeler Realty Services, Inc. (iv) Foster Wheeler LLC, (v) NatWest Leasing Corporation, (vi) National Westminster Bank Plc and (vii) the banks listed on Schedule I to that certain Construction Loan Agreement dated as of December 16, 1994, among the Landlord, as Borrower, the lenders party thereto and their permitted successors and assigns and the2 Agent. (Filed as Exhibit 10.15 to Foster Wheeler Ltd.'s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)

10.16 Forbearance Agreement dated as of February 28, 2002 by and among (i) Perryville III Trust, a trust created under the laws of the state of New York pursuant to a trust agreement dated as of December 16, 1994,
           (ii) BNY Midwest Trust Company, (iii) Foster Wheeler Realty Services, Inc., (iv) Foster Wheeler LLC, (v) Lombard US Equipment Finance Corporation, (vi) National Westminster Bank Plc and (vii) the banks listed on Schedule I to that certain Construction Loan Agreement dated as of December 16, 1994, among the Landlord, as Borrower, the lenders party thereto and their permitted successors and assigns and the Agent. (Filed as Exhibit 10.16 to Foster Wheeler Ltd.'s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)

10.17 Amendment dated as of April 12, 2002 to Amendment No. 1 and Waiver dated as of January 28, 2002 relating to the Second Amended and Restated Revolving Credit Agreement dated as of May 25, 2001 among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc. (formerly known as Foster Wheeler Energy International, Inc.), Foster Wheeler Energy Corporation, the Guarantors signatory thereto and the Lenders. (Filed as Exhibit 10.17 to Foster Wheeler Ltd.'s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)

10.18 Waiver Letter dated April 12, 2002, to the Receivables Purchase Agreement dated as of September 25, 1998 among Foster Wheeler Funding Corporation, as Seller, Foster Wheeler Capital & Finance Corporation, as Servicer, Market Street Funding Corporation, as Issuer and PNC Bank, National Association, as Administrator. (Filed as Exhibit 10.18 to Foster Wheeler Ltd.'s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)

10.19 Forbearance Extension Agreement dated as of April 12, 2002 by and among (i) Perryville III Trust, a trust created under the laws of the state of New York pursuant to a trust agreement dated as of December 16, 1994, (ii) BNY Midwest Trust Company, (iii) Foster Wheeler Realty Services,

           Inc., (iv) Foster Wheeler LLC, (v) Lombard US Equipment
           Finance Corporation, (vi) National Westminster Bank Plc and (vii) the banks listed on Schedule I to that certain Construction Loan Agreement dated as of December 16, 1994, among the Landlord, as Borrower, the lenders party thereto and their permitted successors and assigns and the Agent. (Filed as Exhibit 10.19 to Foster Wheeler Ltd.'s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)

12.0 Statement of Computation of Consolidated Ratio Earnings to Fixed Charges and Preferred Shares Dividend Requirements.

21.0 Subsidiaries of the Registrant. (Filed as Exhibit 21.0 to Foster Wheeler Ltd.'s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)

23.0       Consent of Independent Accountants.

99.1       Certification of Raymond J. Milchovich.

99.2       Certification of Joseph T. Doyle.



(B)                            REPORTS ON FORM 8-K

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

March 8, 2002         Foster Wheeler Ltd.  announced that it obtained an
                      extension of its $50 million receivables sale arrangement
                      through April 12, 2002 and has been taking steps to find a replacement for this facility. In addition, the Company
                      also received a forbearance of the exercise of any
                      remedies from February 28, 2002 through April 15, 2002
                      from the required lenders under its $33 million lease
                      financing facility, which facility matured on February 28,
                      2002

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

                                         FOSTER WHEELER LTD.
                                                  (Registrant)

Dated  APRIL 12, 2002                    BY:     /S/ LISA FRIES GARDNER
       -----------------                    ---------------------------
                                                 Lisa Fries Gardner
                                                 Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of April 12, 2002, by the following persons on behalf of the Registrant, in the capacities indicated.


/S/ RAYMOND J. MILCHOVICH                /S/ E. JAMES FERLAND
-------------------------                --------------------
Raymond J. Milchovich                    E. James Ferland
Director, Chairman, President &          Director
Chief Executive Officer
(Principal Executive Officer)

/S/ GILLES A. RENAUD                     /S/ MARTHA CLARK GOSS
--------------------                     ---------------------
Gilles A. Renaud                         Martha Clark Goss
Senior Vice President and                Director
Chief Financial Officer
(Principal Financial Officer)

/S/ THOMAS J. MAZZA                      /S/ VICTOR A. HERBERT
-------------------                      ---------------------
Thomas J. Mazza                          Victor A. Hebert
Vice President and Controller            Director
(Principal Accounting Officer)

/S/ EUGENE D. ATKINSON                   /S/ CONSTANCE J. HORNER
----------------------                   -----------------------
Eugene D. Atkinson                       Constance J. Horner
Director                                 Director

/S/ LOUIS E. AZZATO                      /S/ JOSEPH J. MELONE
-------------------                      --------------------
Louis E. Azzato                          Joseph J. Melone
Director                                 Director

/S/ JOHN P. CLANCEY                      /S/ JAMES E. SCHESSLER
-------------------                      ----------------------
John P. Clancey                          James E. Schessler
Director                                 Director

/S/ DAVID J. FARRIS                      /S/ JOHN E. STUART
-------------------                      ------------------
David J. Farris                          John E. Stuart
Director                                 Director

                                 CERTIFICATIONS

                     I, Raymond J. Milchovich, certify that:

                     1. I have reviewed this annual report on Form 10-K of Foster Wheeler Ltd.;

                     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of September 27, 2002 (the "Evaluation Date"); and

                     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

           Date:  November 12, 2002

                                                      /S/ RAYMOND J. MILCHOVICH
                                                      Raymond J. Milchovich
                                                      Chairman, President and
                                                      Chief Executive Officer

                     I, Joseph T. Doyle, certify that:

                     1. I have reviewed this annual report on Form 10-K of Foster Wheeler Ltd.;

                     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of September 27, 2002 (the "Evaluation Date"); and

                     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

           Date:  November 12, 2002

                                                       /S/ JOSEPH T. DOYLE
                                                       Joseph T. Doyle
                                                       Senior Vice President and
                                                       Chief Financial Officer