Form 10-Q
period 2002-09-24
FOSTER WHEELER LTD
filed 2002-11-12
CIK 1130385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                        FOR THE TRANSITION PERIOD FROM TO


                        COMMISSION FILE NUMBER 001-31305


                               FOSTER WHEELER LTD.
             (Exact name of registrant as specified in its charter)


          BERMUDA                                          22-3802649
--------------------------------                            --------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)


PERRYVILLE CORPORATE PARK, CLINTON, NJ                     08809-4000
--------------------------------------                 ---------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:    (908) 730-4000
                                                    ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,771,560 shares of the Company's common stock ($1.00 par value) were outstanding as of September 27, 2002.

                               FOSTER WHEELER LTD.

                                      INDEX



Part I              Financial Information

          Item 1 - Financial Statements:

                    Condensed Consolidated Balance Sheet at September 27, 2002 (Unaudited) and December 28, 2001

                    Condensed Consolidated Statement of Operations and Comprehensive Income/(Loss) for the Three and Nine Months Ended September 27, 2002 and
                    September 28, 2001 (Unaudited, Restated)

                    Condensed Consolidated Statement of Cash Flows for the
                    Nine Months Ended September 27, 2002 and September 28, 2001 (Unaudited, Restated)

                    Notes to Condensed Consolidated Financial Statements


          Item 2 - Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

          Item 3 - Quantitative and Qualitative Disclosures about Market Risk

          Item 4 - Controls and Procedures

Part II              Other Information

          Item 1 - Legal Proceedings

          Item 6 - Exhibits and Reports on Form 8-K

Signatures



The September 28, 2001 financial statements and the December 28, 2001 balance sheet have been restated to properly reflect assets, liabilities and related impact on results of operations associated with a postemployment benefit plan. See Note 16 to the condensed consolidated financial statements for further discussion of this matter.

PART I   FINANCIAL INFORMATION
      ITEM 1 -       FINANCIAL STATEMENTS


                      FOSTER WHEELER LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)

                                                                                SEPTEMBER 27, 2002  DECEMBER 28, 2001
                                                                               -------------------  -----------------
                                                                                    (Unaudited)       (Restated)
                                                                                                    (See Note 1)
                                           ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ..................................................   $   442,726    $   224,020
      Short-term investments .....................................................           282            271
      Accounts and notes receivable, net .........................................       699,318        946,344
      Contracts in process and inventories .......................................       364,731        504,128
      Prepaid, deferred and refundable income taxes ..............................        50,476         52,084
      Prepaid expenses ...........................................................        33,525         27,529
                                                                                     -----------    -----------
          Total current assets ...................................................     1,591,058      1,754,376
                                                                                     -----------    -----------
Land, buildings and equipment ....................................................       762,338        728,012
Less accumulated depreciation ....................................................       364,084        328,814
                                                                                     -----------    -----------
          Net book value .........................................................       398,254        399,198
                                                                                     -----------    -----------
Restricted cash ..................................................................        78,719           --
Notes and accounts receivable - long-term ........................................        51,711         65,373
Investment and advances ..........................................................        87,455         84,514
Goodwill, net ....................................................................       127,089        200,152
Other intangible assets, net .....................................................        72,844         74,391
Prepaid pension cost and related benefit assets ..................................       137,510        131,865
Asbestos-related insurance recovery receivable ...................................       473,209        437,834
Other assets .....................................................................       161,690        173,279
Deferred income taxes ............................................................         4,870          4,855
                                                                                     -----------    -----------
          TOTAL ASSETS ...........................................................   $ 3,184,409    $ 3,325,837
                                                                                     ===========    ===========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current installments on long-term debt .....................................   $    42,961    $    12,759
      Bank loans .................................................................        29,266         20,244
      Corporate and other debt ...................................................          --          297,627
      Special-purpose project debt ...............................................          --           75,442
      Subordinated Robbins exit funding obligations ..............................          --          110,340
      Convertible subordinated notes .............................................          --          210,000
      Mandatory redeemable preferred securities of subsidiary trust holding solely
          junior subordinated deferrable interest debentures .....................          --          175,000
      Accounts payable and accrued expenses ......................................       694,529        777,768
      Estimated costs to complete long-term contracts ............................       718,119        580,766
      Advance payments by customers ..............................................        77,579         65,417
      Income taxes ...............................................................        60,324         63,257
                                                                                     -----------    -----------
          Total current liabilities ..............................................     1,622,778      2,388,620
                                                                                     -----------    -----------
Corporate and other debt less current installment ................................       391,158           --
Special-purpose project debt less current installments ...........................       197,525        137,855
Deferred income taxes ............................................................        42,837         40,486
Postretirement and other employee benefits other than pensions ...................       168,635        168,149
Asbestos-related liability .......................................................       438,947        445,370
Other long-term liabilities and minority interest ................................       185,501        174,901
Subordinated Robbins exit funding obligations less current installment ...........       108,865           --
Convertible subordinated notes ...................................................       210,000           --
Mandatory redeemable preferred securities of subsidiary trust holding solely
      junior subordinated deferrable interest debentures .........................       175,000           --
                                                                                     -----------    -----------
           TOTAL LIABILITIES .....................................................     3,541,246      3,355,381
                                                                                     -----------    -----------
SHAREHOLDERS' EQUITY:
Common Stock .....................................................................        40,772         40,772
Paid-in capital ..................................................................       201,595        201,390
Retained earnings (deficit) ......................................................      (444,788)      (109,872)
Accumulated other comprehensive loss .............................................      (154,416)      (161,834)
                                                                                     -----------    -----------
           TOTAL SHAREHOLDERS' EQUITY ............................................      (356,837)       (29,544)
                                                                                     -----------    -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............................   $ 3,184,409    $ 3,325,837
                                                                                     ===========    ===========
See notes to condensed consolidated financial statements




                      FOSTER WHEELER LTD. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
                  COMPREHENSIVE INCOME/(LOSS) (In Thousands of
                       Dollars, Except Per Share Amounts)
                              (Unaudited, Restated)
                                  (See Note 1)

                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    ------------------               -----------------
                                                                  SEPTEMBER 27, SEPTEMBER 28,   SEPTEMBER 27,   SEPTEMBER 28,
                                                                      2002         2001           2002             2001
                                                                      ----         ----           ----             ----
                                                                                 (Restated)                     (Restated)
                                                                                (See Note 1)                   (See Note 1)
Revenues:
    Operating revenues ........................................   $   799,069    $   808,798    $ 2,538,812    $ 2,318,323
    Other income ..............................................        15,118         10,354         40,305         39,247
                                                                  -----------    -----------    -----------    -----------

    Total revenues ............................................       814,187        819,152      2,579,117      2,357,570
                                                                  -----------    -----------    -----------    -----------

Costs and expenses:
    Cost of operating revenues ................................       857,927        740,408      2,465,406      2,090,554
    Selling, general and administrative expenses ..............        53,844         46,226        165,808        158,697
    Other deductions/minority interest ........................        23,623         10,202        129,264         31,218
    Interest expense ..........................................        16,904         18,720         48,861         50,982
    Dividends on preferred security of subsidiary trust .......         4,199          3,937         12,315         11,812
                                                                  -----------    -----------    -----------    -----------

    Total costs and expenses ..................................       956,497        819,493      2,821,654      2,343,263
                                                                  -----------    -----------    -----------    -----------

(Loss)/earnings before income taxes ...........................      (142,310)          (341)      (242,537)        14,307
Provision for income taxes ....................................         8,300         (1,118)        18,879          5,565
                                                                  -----------    -----------    -----------    -----------

Net (loss)/earnings prior to cumulative effect of a change in
    accounting principle ......................................      (150,610)           777       (261,416)         8,742
Cumulative effect on prior years (to December 28, 2001) of a
     change in accounting principle for goodwill, net of $0 tax          --             --          (73,500)          --
                                                                  -----------    -----------    -----------    -----------

Net (loss)/earnings ...........................................      (150,610)           777       (334,916)         8,742

Other comprehensive (loss)/income:
    Foreign currency translation adjustment ...................         1,846         14,570         11,252         (8,273)

    Reclassification of unrealized gain on derivative
    instruments to earnings ...................................          --             --           (1,679)          --

    Change in unrealized losses on derivative instruments,
        net of tax ............................................          --            9,481         (2,155)        (1,304)

        Cumulative effect on prior years (To December 29, 2000)
        of a change in accounting principle in derivatives ....          --             --             --            6,300
                                                                  -----------    -----------    -----------    -----------
Comprehensive (loss)/income ...................................   $  (148,764)   $    24,828    $  (327,498)   $     5,465
                                                                  ===========    ===========    ===========    ===========



                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  ------------------             -----------------
                                                              SEPTEMBER 27,  SEPTEMBER 28, SEPTEMBER 27, SEPTEMBER 28,
                                                                 2002           2001           2002        2001
                                                                 ----           ----           ----        ----


(Loss)/earnings per share:
    Basic:
        Net (loss)/earnings prior to cumulative effect of a
            change in accounting principle ................   $    (3.68)   $     0.02   $    (6.39)   $     0.21

        Cumulative effect on prior years (to December 28,
             2001) of a change in accounting principle for
             goodwill .....................................         --            --          (1.79)         --
                                                              ----------    ----------   ----------    ----------
        Net (loss)/earnings ...............................   $    (3.68)   $     0.02   $    (8.18)   $     0.21
                                                              ==========    ==========   ==========    ==========


    Diluted:
        Net (loss)/earnings prior to cumulative effect of a
             change in accounting principle ...............   $    (3.68)   $     0.02   $    (6.39)   $     0.21

        Cumulative effect on prior years (to December 28,
             2001) of a change in accounting principle for
             goodwill .....................................         --            --          (1.79)         --
                                                              ----------    ----------   ----------    ----------
        Net (loss)/earnings ...............................   $    (3.68)   $     0.02   $    (8.18)   $     0.21
                                                              ==========    ==========   ==========    ==========



Shares outstanding (in thousands):
    Basic: weighted average number of shares outstanding ..       40,963        40,884       40,943        40,870
    Diluted: effect of share options ......................         --              87         --             253
                                                              ----------    ----------   ----------    ----------

    Total diluted .........................................       40,963        40,971       40,943        41,123
                                                              ==========    ==========   ==========    ==========

Cash dividends paid per common share ......................   $     --      $     --     $     --      $     0.12
                                                              ==========    ==========   ==========    ==========


See notes to condensed consolidated financial statements.


                      FOSTER WHEELER LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)
                                  (See Note 1)
                                                                 NINE MONTHS ENDED
                                                                 -----------------
                                                            SEPTEMBER 27,    SEPTEMBER 28,
                                                                2002           2001
                                                                ----           ----
                                                                             (Restated)
                                                                            (See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/earnings ........................................   $(334,916)   $   8,742
Adjustments to reconcile net earnings to cash flows from
    operating activities:
    Cumulative effect of a change in accounting principle ..      73,500         --
    Provision for impairment loss ..........................      13,400         --
    Depreciation and amortization ..........................      33,035       41,565
    Deferred tax ...........................................       1,588          897
    Provision for loss on sale of two waste-to-energy plants      50,800         --
    Claims write downs and related contract provisions .....      85,600         --
    Contract reserves and receivable provisions ............      51,800         --
    Deferred dividends on Preferred Trust Securities .......      12,315         --
    Equity loss/(earnings), net of dividends ...............        (309)      (2,508)
    Other ..................................................       3,499        4,398
Changes in assets and liabilities:
    Receivables ............................................     174,639      (47,990)
    Contracts in process and inventories ...................      15,426      (41,677)
    Accounts payable and accrued expenses ..................    (107,811)     (52,543)
    Estimated costs to complete long-term contracts ........     126,768      (77,653)
    Advance payments by customers ..........................       9,231        8,891
    Income taxes ...........................................       2,052      (10,351)
    Other assets and liabilities ...........................       7,509       (7,638)
                                                               ---------    ---------
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES ...........     218,126     (175,867)
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash ..................................     (78,719)        --
Capital expenditures .......................................     (46,377)     (23,812)
Proceeds from sale of properties ...........................       2,071       52,131
Decrease/(increase) in investments and advances ............      (3,462)       9,140
Decrease in short-term investments .........................           5          544
                                                               ---------    ---------
NET CASH (USED)/PROVIDED BY INVESTING ACTIVITIES ...........    (126,482)      38,003
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend to shareholders ...................................        --         (4,888)
Partnership distributions ..................................      (2,061)      (1,367)
Repurchase of common stock .................................        --            (37)
Proceeds from exercise of stock options ....................        --            627
Proceeds from convertible subordinated notes, net ..........        --        202,912
Increase/(decrease) in short-term debt .....................       8,706      (83,135)
Proceeds from long-term debt ...............................      69,244      141,391
Proceeds from lease financing obligation ...................      44,900         --
Repayment of long-term debt ................................      (8,715)    (135,810)
                                                               ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..................     112,074      119,693
                                                               ---------    ---------

Effect of exchange rate changes on cash and cash equivalents      14,988       (6,087)
                                                               ---------    ---------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS ...........     218,706      (24,258)
Cash and cash equivalents at beginning of year .............     224,020      191,893
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................   $ 442,726    $ 167,635
                                                               =========    =========

Cash paid during period:
Interest (net of amount capitalized) .......................   $  27,190    $  40,510
                                                               ---------    ---------
Income taxes ...............................................   $  11,291    $  11,337
                                                               ---------    ---------

See notes to condensed consolidated financial statements.

                      FOSTER WHEELER LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. The condensed consolidated balance sheet as of September 27, 2002, and the related condensed consolidated statements of earnings and comprehensive income for the three and nine month periods ended September 27, 2002 and September 28, 2001 and condensed consolidated statement of cash flows for the nine months ended September 27, 2002 and September 28, 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

           Subsequent to the filing of the Company's second quarter 2002 Form 10-Q, management determined that the assets, liabilities and related impact on results of operations associated with one of the Company's benefit plans were not properly accounted for in accordance with SFAS 112, "Employers' Accounting for Postemployment Benefits." The Company has adjusted its results for 2001 and 2002 in accordance with SFAS 112 and will amend its 2001 Form 10-K, as well as its Form 10-Q for each of the first two quarters of 2002. A summary of the effect of the restatement on the Company's condensed consolidated balance sheet and the condensed consolidated statement of operations and comprehensive income/(loss) as of and for the year ended December 28, 2001 and for the three and nine month periods ended September 28, 2001 is presented in Note 16.

           The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in Foster Wheeler Ltd.'s Annual Report on Form 10-K/A for the fiscal year ended December 28, 2001 filed with the Securities and Exchange Commission on November 12, 2002 (hereinafter referred to as the "2001 Form 10-K"). The condensed consolidated balance sheet as of December 28, 2001 has been derived from the audited consolidated balance sheet included in the 2001 Form 10-K, but does not include all disclosure required by accounting principles generally accepted in the United States of America. A summary of the significant accounting policies of Foster Wheeler Ltd. (hereinafter referred to as "Foster Wheeler" or the "Company") include the following:

           PRINCIPLES OF CONSOLIDATION - The condensed consolidated financial statements include the accounts of Foster Wheeler and all significant domestic and foreign subsidiary companies. All significant intercompany transactions and balances have been eliminated.

           USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates relate to accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, asbestos litigation and expected recoveries and contingencies, among others. As of September 27, 2002 and December 28, 2001, costs of approximately $65,000 and $135,000, respectively, were included in assets, primarily in accounts receivables and contracts in process, representing amounts expected to be realized from claims to customers. As of September 27, 2002 and December 28, 2001, receivables of approximately $39,000 and $50,000, respectively, are being withheld by customers until the related claims discussed above are resolved. During the third quarter of 2002, the Company wrote down three claims against customers for a total of $10,000 and settled claims for a total of $11,000. The write-downs of the claims reflect a reassessment of recovery based on new facts during the quarter and management's strategy to realize cash by attempting to resolve claims. For the nine months ended 2002, the Company wrote down claims for a total of $57,900.

           Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor's performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. The Company is also evaluating whether the provisions of paragraph 66 of SOP 81-1 would more accurately reflect the substance of its claims activity, which requires recognizing claims revenue on a cash basis. If the Company decides to implement paragraph 66 of SOP 81-1, in accordance with APB 20, it will reflect the cumulative effect of the change as of December 29, 2001.

           Costs attributable to claims are treated as costs of contract performance as incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings.

           REVENUE RECOGNITION ON LONG-TERM CONTRACTS - The Engineering and Construction Group ("E&C Group") records profits on long-term contracts on a percentage-of-completion basis on the cost-to-cost method and other methods which approximate the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contracts of the E&C Group are generally considered substantially complete when engineering is completed and/or field construction is completed. The Company includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs when the Company determines that it is responsible for the engineering specification, procurement and management of such cost components on behalf of the customer.

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

           CASH AND CASH EQUIVALENTS - Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of approximately $244,000 are maintained by foreign subsidiaries as of September 27, 2002. These subsidiaries require a substantial portion of these funds to support their liquidity and working capital needs.

           RESTRICTED CASH - Restricted cash consists of approximately $16,000 that the Company was required to deposit into escrow in connection with the Todak litigation discussed in Note 8 and approximately $62,000 that was required to collateralize letters of credit and bank guarantees. The $16,000 related to the litigation is domestic restricted cash while the $62,000 related to the letters of credit and bank guarantees is foreign restricted cash.

           SHORT-TERM INVESTMENTS - Short-term investments consist primarily of bonds of foreign governments and are classified as available for sale under Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Realized gains and losses from sales are based on the specific identification method.

           TRADE ACCOUNTS RECEIVABLE - In accordance with terms of long-term contracts, certain percentages of billings are withheld by customers until completion and acceptance of the contracts. Final payments of all such withheld amounts might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, are included in current assets.

           In accordance with industry practices for accounting for long-term contracts, provisions for non-payment of customer balances is addressed within the overall profit calculations of the contract and not specifically covered by allowances for bad debts. As a result, the amount considered to be in the receivable qualifying account (allowance for bad debts) is insignificant.

           ACCOUNTS AND NOTES RECEIVABLE OTHER - Non-trade accounts and notes receivable consist primarily of foreign refundable value-added tax and at year-end 2001, amounts receivable due to the cancellation of the company-owned life insurance plan.

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

           Effective December 29, 2001, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses the accounting for long-lived assets to be disposed of by sale and resolves significant implementation issues relating to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of this statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company's results of operations and financial position were not affected by the initial adoption of this statement.

           During the third quarter, management of the Energy Group approved a plan to convert the use of its domestic manufacturing facility to focus on the after-market service business and wind down the facility's fabrication of new power generation equipment due to cost competitive considerations. In accordance with SFAS 144, the facility was tested for impairment using estimated future cash flows based on the revised use of the facility. The review indicated impairment in the facility's carrying value of $13,400. The Company recorded the impairment loss in the third quarter and the impairment is reflected in the cost of operating revenues in the accompanying condensed consolidated statement of operations and comprehensive income/(loss). The Company continues to evaluate the viability of the facility. During the fourth quarter of 2002, the Company has determined to take the necessary steps to close or mothball the facility, subject to labor negotiations. At the appropriate time, additional charges of approximately $6,000 could be recorded.


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

           FOREIGN CURRENCY TRANSLATION - Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at quarter-end and year-end exchange rates and income and expenses and cash flows at monthly weighted average rates. The Company enters into foreign exchange contracts in its management of foreign currency exposures related to commercial contracts. Changes in the fair value of derivative contracts that qualify as designated cash flow hedges are deferred until the hedged forecasted transaction affects earnings. Amounts receivable (gains) or payable (losses) under foreign exchange hedges are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS 133. At September 27, 2002, the Company did not meet the requirements for deferral under SFAS 133 and recorded in the three months ended September 27, 2002 approximately $1,400 of losses on derivative instruments.

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

           OTHER INCOME - Other income for the three and nine months ended September 27, 2002, respectively, consists primarily of interest income ($2,772 and $7,495), equity gain, ($5,279 and $16,739), gain on sale of investments ($2,940 and $3,283), and other income ($4,127 and $12,788). Other income for the three and nine months ended September 28, 2001, respectively, consists primarily of interest income ($2,039 and $8,312), equity gain, ($4,242 and $16,028), and other income ($4,073 and $14,907).

           EARNINGS PER SHARE - Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Options to purchase 2,876,202 and 3,426,202 shares of common stock were not included in the computation of diluted earnings per share for the three and nine-month periods ended September 27, 2002 due to their antidilutive effect. The 13,085,751 shares related to the convertible subordinated notes were not included in the computation for the three and nine-month periods ended September 27, 2002 or September 28, 2001, as restated, due to their antidilutive effect.

           Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the 2001 Form 10-K when reviewing interim financial results. There has been no material change in the accounting policies followed by Foster Wheeler during 2002 except for the adoption of SFAS Nos. 142 and 144.

           Certain prior period amounts have been reclassified to conform to current financial statement presentation. In particular, the Engineering, Procurement and Construction business for the Power industry in the United States was reclassified from the E&C Group to the Energy Group. This allows for United States domestic power projects to be controlled by one group and better aligns the presentation with the current management reporting as well as the customer base.

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

           The Company has initiated a comprehensive plan to enhance cash generation and to improve profitability. The operating performance portion of the plan concentrates on the quality and quantity of backlog, the execution of projects in order to achieve or exceed the profit and cash targets and the optimization of all non-project related cash sources and uses. In connection with this plan, a group of outside consultants was hired for the purpose of carrying out a performance improvement intervention. The tactical portion of the performance improvement intervention concentrates on booking current projects, executing 22 "high leverage projects" and generating incremental cash from high leverage opportunities such as overhead reductions, procurement and accounts receivable. The systemic portion of the performance improvement intervention concentrates on sales effectiveness, estimating, bidding and project execution procedures.

           In the third quarter of 2002, the Company finalized a Senior Credit Facility with its bank group. This facility includes a $71,000 term loan, a revolving credit agreement for $69,000 and a letter of credit facility for $149,900 that expire on April 30, 2005. This facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries and 66% of the stock of the first-tier foreign subsidiaries. The facility has no scheduled repayments prior to its April 30, 2005 maturity. The facility requires prepayments from proceeds of asset sales and the issuance of debt or equity and from excess cash flow. The Company retains the first $77,000 of such asset sales or issuance of debt or equity in order to maintain liquidity and the Company also retains a 50% share of the balance. The financial covenants in the facility start at the end of the first quarter 2003. These include a senior leverage ratio and a minimum earnings before interest, taxes, depreciation, and amortization ("EBITDA") level.

           The term loan and revolving loans bear interest at the Company's option of (a) LIBOR plus 3.50% or (b) the Base Rate plus 2.50%. The "Base Rate" means the higher of (i) the Bank of America prime rate and (ii) the Federal Funds rate plus .5%.

           Amendment No. 1 to the Credit Agreement, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pre-tax charges recorded by the Company in the third quarter of 2002. The amendment further provides that up to an additional $63,000 pretax charges related to specific contingencies may be excluded from the covenant calculation, if incurred, through December 31, 2003.

           The Company has also finalized a sale/leaseback arrangement with a third party for its corporate headquarters. This capital lease arrangement leases the facility to the Company for an initial non-cancelable period of 20 years. The capital lease obligation of $44,100 at September 27, 2002 is included in corporate and other debt less current installments in the accompanying condensed consolidated balance sheet.

           In the third quarter of 2002, the Company has also completed a receivables sale arrangement for $40,000. This arrangement is accounted for as a financing and expires in August 2005. The facility is subject to covenant compliance. The financial covenants commence at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the receivable purchaser to terminate the arrangement and accelerate any amounts then outstanding. Refer to note 3 for further information regarding this receivable arrangement.

           As a result of finalizing the Senior Credit Facility in the third quarter, the sale/leaseback arrangement and the receivables sale arrangement, the Company has reclassified $831,000 of it debts as long term as of September 27, 2002 that had been classified as current liabilities as of December 28, 2001.

           In addition to the Company's debt restructuring initiatives, management has initiated a comprehensive plan to address domestic liquidity issues. As previously announced, management's plan to address the Company's domestic liquidity issues included generating approximately $150,000 from asset sales, collection of receivables and resolving disputed claims through the end of February 2003, and an additional $40,000 over the following six months. As of the close of the third quarter, the Company generated approximately $46,000 through these efforts. The current plan is to generate an additional $100,000 in the next six months and an additional $40,000 in the subsequent three months. To the extent these initiatives are not successful, the Company will explore other options including the repatriation of funds from foreign operations subject to their working capital needs and liquidity requirements, further cost reductions, and cash conservation measures. Management believes that these actions, together with cash on hand and cash from operations will be sufficient to fund the Company's working capital needs over the next year. Failure by the Company to achieve a significant portion of these proceeds could have a material adverse effect on the Company's financial condition. The above factors raise substantial doubts about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. The Company entered into a receivables securitization facility that matures on August 15, 2005 and is secured by a portion of the Company's domestic trade receivables. The facility operates through the use of a wholly owned, special purpose subsidiary, Foster Wheeler Funding LLC ("FW Funding") as described below. Foster Wheeler Funding is included in the condensed consolidated financial statements of the Company.

           FW Funding entered a Purchase, Sale and Contribution Agreement ("PSCA") on August 15, 2002 with six of the Company's wholly owned domestic subsidiaries. Pursuant to the PSCA, FW Funding is obligated to purchase eligible trade receivables, as defined in the PSCA, from these companies and these companies are obligated to contribute as capital their ineligible trade accounts receivable as defined in the PSCA. On August 15, 2002, FW Funding also entered into a Loan and Security Agreement with Foothill Capital Corporation and Ableco Finance Corporation LLC. Under this agreement, FW Funding has the ability to borrow up to a maximum of $40,000 using eligible trade accounts receivable as security. FW Funding pays 10% interest on all outstanding borrowings. In addition, FW Funding pays a monthly unused line fee equal to .5% per annum of the maximum available amount less the average daily amount of borrowings during the preceding month. The facility is subject to covenant compliance. The financial covenants commence at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the receivable purchaser to terminate the arrangement and accelerate any amounts then outstanding.


           The balance outstanding under this facility was $12,900 as of September 27, 2002 and is included in bank loans on the condensed consolidated balance sheet. FW Funding may increase or decrease, at its discretion, its use of the facility on a weekly basis subject to the availability of sufficient eligible trade accounts receivable and the facility's maximum amount of $40,000. As of September 27, 2002, FW Funding held $194,179 of trade accounts receivable which are included in the condensed consolidated balance sheet and had $11,581 of excess availability under the facility.

4. On January 13, 1999 FW Preferred Capital Trust I, a Delaware Business Trust which is a 100% owned finance subsidiary of the Company, issued $175,000 in Preferred Trust Securities. The Preferred Trust Securities are fully and unconditionally guaranteed by the Company. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. Such distributions may be deferred for periods up to five years. The Company elected to defer the distributions in 2002 and the new Senior Credit Facility requires the Company to continue to defer dividends on the Preferred Trust Securities through the term of the Senior Credit Facility. The maturity date of the Preferred Trust Securities is January 15, 2029.

5. At September 27, 2002, a total of 8,744,168 shares of common stock were reserved for issuance under various stock option plans; of this total, 732,478 were not under option.

6.         Interest income and cost for the following periods are:


                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                SEPTEMBER 27, 2002   SEPTEMBER 28, 2001     SEPTEMBER 27, 2002    SEPTEMBER 28,
                                ------------------   ------------------     ------------------    -------------
                                                                                                       2001

Interest Income                 $        2,772       $          2,040            $  7,495         $        8,312
                                ==============       ================            ========         ==============
Interest Cost                   $       21,488       $         22,860            $ 62,105         $       63,312
                                ==============       ================            ========         ==============

           Included in the interest cost is interest capitalized on self-constructed assets, for the three and nine months ended September 27, 2002 of $385 and $929, respectively, compared to the $202 and $517 for the same periods in 2001. Interest costs also included dividends on Preferred Trust Securities, which amounted to $4,199 and $12,315 for the three and nine months ended September 27, 2002, respectively, compared to $3,937 and $11,812 for the same periods in 2001.

7. Effective December 29, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which supercedes APB Opinion No. 17, "Intangible Assets". The statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company tests for impairment at the reporting unit level as defined in SFAS No. 142. This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. Impairment losses have been measured as of December 29, 2001 and recognized as the cumulative effect of a change in accounting principle in 2002. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS No. 144.

           As of September 27, 2002 and December 28, 2001, the Company had unamortized goodwill of $127,089 and $200,152, respectively. The reduction in goodwill is due to the $73,500 of impairment losses discussed below, offset by foreign currency translation adjustments of $437. In accordance with SFAS No. 142, the Company is no longer amortizing goodwill. The Company recognized $73,500 of impairment losses during the nine-month period ended September 27, 2002 related to the goodwill as a cumulative effect of a change in accounting principle. Of this total, $24,800 was associated with a waste-to-energy facility included in the operations of the Energy Group. The fair value of the facility was estimated using the expected present value of future cash flows. The remaining $48,700 relates to a reporting unit in the Engineering and Construction Group. An impairment of the goodwill on this subsidiary was initially determined based upon its market value. Based upon the market value of this reporting unit, it was determined under step one that a potential impairment existed. The Company then completed step two and determined that a full write down of the goodwill was required. All of the other reporting units were also subjected to the first step of the goodwill impairment test. One further reporting unit in the Energy Group has been determined to have potential goodwill impairment as a result of the calculations performed under step one. A write-down has not been taken on this reporting unit since the step two valuation has not yet been finalized. The Company anticipates finalizing the step two calculations in the fourth quarter of 2002 and will record any impairment at that time. The amount of goodwill related to this reporting unit amounts to approximately $77,000.

           As of December 29, 2001, the Company had unamortized identifiable intangible assets of $74,391. The following table details amounts relating to those assets as of September 27, 2002.


                                                As of September                             As of December 28,
                                                   27, 2002                                       2001
                              ---------------------------------- ---------------------- ---------------------------------
                               Gross Carrying Amount        Accumulated          Gross Carrying           Accumulated
                                                           Amortization              Amount              Amortization
                              ------------------------ ---------------------- --------------------- ---------------------
         Patents                   $       35,416           $       (11,524)     $         34,994         $      (10,197)
         Trademarks                        59,937                   (10,985)               59,266                ( 9,672)
                                   --------------           ----------------     ----------------         ---------------
               Total               $       95,353           $       (22,509)     $         94,260         $      (19,869)
                                   --------------           ----------------     ----------------         ---------------

           Amortization expense related to patents and trademarks for the three-month and nine-month periods ended September 27, 2002 was $890 and $2,640, respectively. Amortization expense is expected to approximate $3,500 each year in the next five years.

           The following table presents the current and prior years reported amounts adjusted to eliminate the effect of goodwill amortization in accordance with SFAS No. 142.


                                                Three Months Ended                                 Nine Months Ended
                                   SEPTEMBER 27, 2002        SEPTEMBER 28, 2001       SEPTEMBER 27, 2002       SEPTEMBER 28, 2001
                                   ------------------        ------------------       ------------------       ------------------
                                                                 (Restated)                                        (Restated)
Reported net (loss)/earnings          $    (150,610)          $         777           $     (334,916)            $    8,742
Add back:goodwill amortization                                        1,342                                           4,027
                                      -------------           -------------           --------------             ----------
Adjusted net (loss)/earnings          $    (150,610)          $       2,119           $     (334,916)            $   12,769
                                      --------------          -------------           ---------------            ----------

BASIC EARNINGS PER SHARE:
Reported Net Income                     $      (3.68)         $         .02           $        (8.18)            $      .21
Goodwill Amortization                        -                $         .03                    -                 $      .10
                                      ---------------         -------------           ---------------            -----------
Adjusted Net Income                   $        (3.68)         $         .05           $        (8.18)            $      .31
                                      ---------------         -------------           ---------------            -----------
DILUTED EARNINGS PER SHARE:
Reported Net Income                   $        (3.68)         $         .02           $        (8.18)            $       .21
Goodwill Amortization                        -                $         .03                    -                 $       .10
                                      ---------------         -------------           ---------------            -----------
Adjusted Net income                   $        (3.68)         $         .05           $        (8.18)            $       .31
                                      ---------------         --------------          ---------------            -----------

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


           Some of the Company's subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Company's subsidiaries during the 1970s and prior. As of September 27, 2002, there were approximately 132,400 claims pending in the United States. During the third quarter of 2002, approximately 12,400 new claims were filed and approximately 1,900 were either settled or dismissed without payment. The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage, was $9,100 in the third quarter of 2002. As of September 28, 2001, there were approximately 118,400 claims pending. During the third quarter of 2001, approximately 20,700 new claims were filed and approximately 5,700 were either settled or dismissed without payment. The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage, was $17,700 in the third quarter of 2001.

           The Company's subsidiaries continue to actively manage claims and to negotiate with certain insurance carriers concerning the limits of coverage provided during different time periods. An agreement which one of the Company's subsidiaries has had with a number of insurers to allow for efficient and thorough handling of claims was terminated by one of the participant insurers with respect to claims filed after June 12, 2001. As a result, in the first quarter of 2001, proceedings commenced among the Company's subsidiaries and certain of the insurers to determine the respective rights and responsibilities under the policies going forward. The Company's subsidiaries are currently in negotiations with the insurers, and the Company believes that they will enter into a similar replacement arrangement to govern the management of, and allocation of payments on, asbestos related claims filed after June 12, 2001. The Company anticipates that the existing insurance policies are adequate whether or not its subsidiaries can agree on a new arrangement. Although the expiration of the previous arrangement may delay the ability of the Company's subsidiaries to get reimbursed on a timely basis by the insurers for claims filed after June 12, 2001, insurance policies will continue to cover asbestos related claims brought against the Company's subsidiaries after June 12, 2001 and it is anticipated that the Company's subsidiaries can continue to manage the resolution of such claims without a material adverse impact on the Company's financial condition.

           As of September 27, 2002, the Company has recorded a liability related to probable losses on asbestos-related insurance claims of approximately $474,000, of which approximately $35,000 is considered short-term and recorded in accounts payable and accrued expenses. The Company has recorded an asset of $513,000 relating to probable insurance recoveries of which the Company has funded approximately $60,000 as of September 27, 2002. In addition to the $473,000 shown separately in the balance sheet, approximately $40,000 is recorded in accounts and notes receivables. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending proceedings with certain insurers, as well as recoveries under a funding arrangement with other insurers, which has been in place since 1993. The total liability recorded is comprised of an estimated liability relating to open (outstanding) claims of approximately $292,000 and an estimated liability relating to future unasserted claims of approximately $182,000. These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type; and the breakdown of known and future claims into disease type. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. The defense costs and indemnity payments are expected to be incurred over the next eight years during which period new claims are expected to decline from year to year. The Company believes that there will be a substantial reduction in the number of new claims filed after 2008 although there are no assurances this will be correct. Historically, the Company's defense costs have represented approximately 23% of total costs. Through September 27, 2002, total indemnity costs paid were approximately $288,000 and total defense costs paid< prior to insurance recoveries, were approximately $92,000.

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


           A San Francisco, California jury returned a verdict on March 26, 2002 finding Foster Wheeler liable for $10,600 in the case of TODAK VS. FOSTER WHEELER CORPORATION. The case was brought against Foster Wheeler, the U.S. Navy, and several other companies by a 59-year-old man suffering from mesothelioma which allegedly resulted from exposure to asbestos. The Company believes there was no credible evidence presented by the plaintiff that he was exposed to asbestos contained in a Foster Wheeler product. In addition, the Company believes that the verdict was clearly excessive and should be set aside or reduced on appeal. The Company has filed an appeal of the verdict. Management of the Company believes the financial obligation that may ultimately result from entry of a judgment in this case will be paid by insurance.

           On April 3, 2002 the United States District Court for the Northern District of Texas entered an amended final judgment in the matter of KOCH ENGINEERING COMPANY, INC. ET AL VS. GLITSCH, INC. ET al. Glitsch, Inc. (now known as Tray, Inc.) is an indirect subsidiary of the Company. This lawsuit claimed damages for patent infringement and trade secret misappropriations and has been pending for over 18 years. A judgment was entered in this case on November 29, 1999 awarding plaintiffs compensatory and punitive damages plus prejudgment interest in an amount yet to be calculated. This amended final judgment in the amount of $54,283 includes such interest for the period beginning in 1983 when the lawsuit was filed through entry of judgment. Post-judgment interest will accrue at a rate of 5.471 percent per annum from November 29, 1999. The management of Tray, Inc. believes that the Court's decision contains numerous factual and legal errors subject to reversal on appeal. An appeal is pending with the United States Court of Appeals for the D.C. District. Briefs have been filed by both sides.

           In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden County Waste-to-Energy Project (the "Project") with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the Project. Those market-based revenues have not been, and are not expected to be, sufficient to service the debt on outstanding bonds which were issued to construct the Project and to acquire a landfill for Camden County's use.

           The Company's project subsidiary, Camden Country Energy Recovery Associates, LP ("CCERA"), has filed suit against the involved parties, including the State of New Jersey, seeking among other things to void the applicable contracts and agreements governing the Project. (CAMDEN COUNTY ENERGY RECOVERY ASSOC. V. N.J. DEPARTMENT OF ENVIRONMENTAL PROTECTION, ET AL., Superior Court of New Jersey, Mercer County, L-268-98). Since 1999, the State of New Jersey has provided subsidies sufficient to ensure the payment of each of the Project's debt service payments as it became due. In January 2002, the State of New Jersey enacted legislation providing a mechanism for state-supported refinancing of bond debt on solid waste facilities located within the state, which legislation expires on December 31, 2002. There have been discussions about attempting to use this mechanism to refinance the bonds related to the Project. Such a refinancing would likely involve restructuring CCERA's contracts related to the Project, including its service agreement.

           The bonds outstanding on the Camden Project are public debt, not debt of either the Company or CCERA, and the bonds are not guaranteed by the Company. If the State were to fail to subsidize the debt service, and there were to be a default on a debt service payment, the bondholders might proceed to attempt to exercise their remedies.

           At this time, management cannot determine the ultimate outcome of the foregoing and their potential effects on CCERA and the Project. However, management believes that pending the conclusion of the foregoing litigation and/or discussions, the Project will continue to operate at full capacity receiving market rates for waste disposal and generating sufficient revenues to pay CCERA its service fee. Because the debt outstanding on the Camden Project is not CCERA's, and is not secured by CCERA's plant, the Company's management does not believe that an attempt by the bondholders to exercise their remedies would have a material adverse effect on CCERA or the Company.

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

           The Company also may receive claims, pursuant to indemnity obligations, from owners of recently sold facilities that may require the Company to incur costs for investigation and/or remediation. Based on the available information, the Company does not believe that such costs will be material. No assurance can be provided that the Company will not discover environmental conditions at its currently owned or operated properties, or that additional claims will not be made with respect to formerly owned properties, requiring the Company to incur material expenditures to investigate and/or remediate such conditions.

           The Company had been notified that it was a potentially responsible party ("PRP") under CERCLA or similar state laws at four off-site facilities, excluding sites as to which the Company has resolved its liability. At each of these sites, the Company's liability should be substantially less than the total site remediation costs because the percentage of waste attributable to the Company compared to that attributable to all other PRPs is low. The Company does not believe that its share of cleanup obligations at any of the off-site facilities as to which it has received a notice of potential liability will exceed $500 in the aggregate.

           The Company's project claims have increased as a result of the increase in lump-sum contracts between 1992 and 1999. Project claims are claims brought by the Company against project owners for additional costs exceeding the contract price or amounts not included in the original contract price, typically arising from changes in the initial scope of work or from owner-caused delays. These claims are often subject to lengthy arbitration or litigation proceedings. The costs associated with these changes or owner-caused delays include additional direct costs, such as increased labor and material costs associated with the performance of the additional works, as well as indirect costs that may arise due to delays in the completion of the project, such as increased labor costs resulting from changes in labor markets. The Company has used significant additional working capital in projects with costs overruns pending the resolution of the relevant project claims. The Company cannot assure that project claims will not increase.

           In the ordinary course of business, the Company enters into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment or plant construction. Based on the Company's knowledge of the current facts and circumstances relating to the liabilities, if any, and to the insurance coverage, management believes that the disposition of those suits will not result in charges against assets or earnings materially in excess of amounts previously provided in the accounts.

           The ultimate legal and financial liability in respect to all claims, lawsuits and proceedings cannot be estimated with certainty. As additional information concerning the estimates used becomes known, the Company reassesses its position both with respect to gain contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change relate to claims and legal matters, which are subject to change as events evolve and as additional information becomes available during the administration and litigation process.

9. Changes in equity for the nine months ended September 27, 2002 were as follows:


                                                                                             ACCUMULATED
                                                                                                OTHER          TOTAL
                                          COMMON STOCK            PAID-IN      RETAINED     COMPREHENSIVE  SHAREHOLDERS'
                                    SHARES          AMOUNT        CAPITAL      EARNINGS         LOSS           EQUITY
                                    ------          ------        -------      --------         ----           ------

Balance December 28, 2001,
Restated .....................    40,771,560    $    40,772    $   201,390   $  (109,872)   $  (161,834)   $   (29,544)

Net loss .....................                                                  (334,916)                     (334,916)

Shares issued under incentive
plan and other plans .........                                         205                                         205

Foreign currency translation
adjustment ...................                                                                   11,252         11,252

Reclassification of unrealized
gain of derivative instruments
to earnings ..................                                                                   (3,834)        (3,834)
                                 -----------    -----------    -----------   -----------    -----------    -----------


Balance September 27, 2002 ...    40,771,560    $    40,772    $   201,595   $  (444,788)   $  (154,416)   $  (356,837)
                                 ===========    ===========    ===========   ===========    ===========    ===========


10.        Major Business Groups

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 27,   SEPTEMBER 28,
                                                       -------------  -------------  -------------   -------------
                                                           2002          2001 (6)        2002         2001 (6)
                                                           ----          --------        ----         --------
                                                                      (Restated and                (Restated and
                                                                      Reclassified)                Reclassified)
ENGINEERING & CONSTRUCTION (E&C)
        Revenues ..................................   $   462,531    $   466,939    $ 1,443,833    $ 1,361,443
        Gross earnings from operations ............        (9,990)        42,064         36,244        127,175
        Interest expense ..........................          (985)          (153)        (1,554)           787
        (Loss)/earnings before income taxes and
        cumulative effect of a change in
        accounting principle for goodwill (1) .....       (28,636)        17,668        (21,371)        54,103

ENERGY
        Revenues ..................................   $   355,766    $   399,464    $ 1,155,102    $ 1,066,286
        Gross earnings from operations ............       (38,271)        26,221         48,994         99,749
        Interest expense ..........................         5,009          6,804         16,747         19,358
        (Loss)/earnings before income taxes and
        cumulative effect of a change in accounting
        principle for goodwill (1) (2) (3) ........       (53,662)         5,717        (73,633)        26,178

CORPORATE AND FINANCIAL SERVICES (C&F) (1) (3) (4)
        Revenues/Intercompany Eliminations ........   $    (4,110)   $   (47,251)   $   (19,818)   $   (70,159)
        Gross earnings from operations ............       (10,597)           104        (11,832)           844
        Interest expense (5) ......................        17,079         16,006         45,983         42,649
        Loss before income taxes and cumulative
        effect of a change in accounting
        principle for goodwill ....................       (60,012)       (23,726)      (147,533)       (65,974)

TOTAL
        Revenues ..................................   $   814,187    $   819,152    $ 2,579,117    $ 2,357,570
        Gross earnings from operations ............       (58,858)        68,389         73,406        227,768
        Interest expense (5) ......................        21,103         22,657         61,176         62,794
        (Loss)/earnings before income taxes
            and accounting change .................      (142,310)          (341)      (242,537)        14,307
        Provision (benefit) for income taxes ......         8,300         (1,118)        18,879          5,565
        Net (loss)/earnings prior to
            cumulative effect of a change in
        accounting principle ......................      (150,610)           777       (261,416)         8,742
        Cumulative effect on prior years of a
        change in accounting principle for
        goodwill (7) ..............................          --             --          (73,500)          --
                                                      -----------    -----------    -----------    -----------

        Net (loss)/earnings .......................   $  (150,610)   $       777    $  (334,916)   $     8,742
                                                      ===========    ===========    ===========    ===========


(1) Includes in the three and nine months ended 2002, claim write-downs for E&C ($21,700 and $48,900, respectively) Energy ($7,400 and $28,100, respectively) and C&F ($8,600 and $8,600, respectively); contract reserves, receivable provisions and foreign exchange contract gains/losses for E&C ($22,700 and $23,000, respectively) and Energy ($43,200 and $28,800, respectively) and a provision for the impairment of a domestic manufacturing facility in Energy ($13,400). Includes in the three and nine months ended 2002, primarily in C&F, $29,300 and $68,100, respectively, for severance, performance intervention activities, debt restructuring efforts, increased pension costs and accrual for legal settlements and provisions.
(2) Includes in the nine months ended 2002, anticipated loss on sale of assets for Energy ($50,800).
(3) Includes in the nine months ended 2001 for Energy, $5,000 loss on sale of a hydrogen plant. Includes in the three and nine months ended 2001 in C&F, $1,600 and $6,100, respectively, for severance and increased pension costs.
(4)        Includes intersegment eliminations.
(5)        Includes dividends on preferred security of subsidiary trust.
(6) Reflects the reclassification of the Engineering, Procurement and Construction Power ("EPC" Power) business in the United States from the E&C business group to the Energy business group to conform to 2002 presentation.
(7) Includes a provision for goodwill impairment of $48,700 for E&C and $24,800 for Energy.

           Operating revenues by industry segment for the periods ending September 27, 2002 and September 28, 2001 were as follows:


                                              THREE MONTHS ENDED                              NINE MONTHS ENDED
                                              ------------------                              -----------------
                                   SEPTEMBER 27, 2002    SEPTEMBER 28, 2001       SEPTEMBER 27, 2002     SEPTEMBER 28, 2001
                                   ------------------    ------------------       ------------------     ------------------
                                                              (Reclassified)                               (Reclassified)
Power                               $      385,607         $        371,936         $      1,197,910      $     1,045,814
Oil and gas/refinery                       210,514                  194,494                  615,682              559,726
Pharmaceutical                             113,087                  130,772                  294,239              322,868
Chemical                                    38,382                   51,055                  114,953              157,105
Environmental                               77,788                   82,944                  251,412              251,079
Power production                            34,297                   41,877                  104,183              134,822
Eliminations and other                     (60,606)                 (64,280)                 (39,567)            (153,091)
                                    --------------         ----------------         ----------------      ---------------
      Total Operating Revenues      $      799,069         $        808,798         $      2,538,812      $     2,318,323
                                    ==============         ================         ================      ===============


11.         Condensed Consolidating Financial Information

The following represents summarized condensed consolidating financial information as of September 27, 2002 and December 28, 2001, as restated, with respect to the financial position, and for the three and nine months ended September 27, 2002 and September 28, 2001, as restated, for results of operations and for the nine months ended September 27, 2002 and September 28, 2001, as restated, cash flows of the Company and its 100% owned and majority-owned subsidiaries. As a result of the reorganization on May 25, 2001, Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the Company's 6.75% notes due November 15, 2005 (the "Notes"). In connection with the Company's finalizing the Senior Credit Facility, the following companies issued guarantees in favor of the holders of the Notes or otherwise assumed the obligations under the indenture governing the Notes: Equipment Consultants, Inc., Foreign Holdings Ltd., Foster Wheeler Asia Limited, Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Enviresponse, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler Ltd., Foster Wheeler Power Group, Inc., Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Mortshal, Inc., FW Technologies Holdings LLC, HFM International, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc., and Perryville III Trust. Each of the guarantees is full and unconditional and joint and several. In May and June 2001, the Company issued 6.5% Convertible Subordinated Notes ("Convertible Notes") due in 2007. The Convertible Notes are fully and unconditionally guaranteed by Foster Wheeler LLC. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly owned subsidiary guarantors because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Company.

The comparative statements for December 28, 2001, as restated, and September 28, 2001, as restated with respect to the financial position, results of operations, and cash flows, were revised to conform to the current financial presentation of guarantors. The guarantor subsidiaries include the results of Foreign Holdings Ltd., the parent of Foster Wheeler, LLC. Foster Wheeler LLC owns, directly or indirectly, the other guarantor subsidiaries, and non-guarantor subsidiaries.




                      CONDENSED CONSOLIDATING BALANCE SHEET
                               September 27, 2002
                            (In Thousands of Dollars)


                                               FOSTER        FOSTER                          NON-
                                              WHEELER       WHEELER       GUARANTOR       GUARANTOR
                     ASSETS                     LTD.          LLC         SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                     ------                     ----          ---         ------------   ------------  ------------   ------------

Current assets ..........................   $      --      $   205,303    $   622,384    $ 1,524,252   $  (760,881)   $ 1,591,058
Investment in subsidiaries ..............      (354,203)      (425,174)       703,096         84,239        79,497         87,455
Land, buildings & equipment (net) .......          --             --          108,121        290,133          --          398,254
Notes and accounts receivable - long-term          --          595,656        295,639        507,891    (1,347,475)        51,711
Intangible assets (net) .................          --             --          157,879        448,705      (406,651)       199,933
Other non-current assets ................          --           19,493        581,356        255,149          --          855,998
                                            -----------    -----------    -----------    -----------   -----------    -----------
TOTAL ASSETS ............................   $  (354,203)   $   395,278    $ 2,468,475    $ 3,110,369   $(2,435,510)   $ 3,184,409
                                            ===========    ===========    ===========    ===========   ===========    ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities .....................   $     2,634    $    27,115    $ 1,278,390    $ 1,075,520   $  (760,881)   $ 1,622,778
Long-term debt ..........................          --          340,000        514,034      1,082,124    (1,347,475)       588,683
Other non-current liabilities ...........          --             --          924,023        162,431      (250,534)       835,920
Subordinated Robbins Obligations ........          --             --          108,865           --            --          108,865
Convertible debt ........................          --          210,000           --             --            --          210,000
Preferred trust securities ..............          --          175,000           --             --            --          175,000
                                            -----------    -----------    -----------    -----------   -----------    -----------
TOTAL LIABILITIES .......................         2,634        752,115      2,825,312      2,320,075    (2,358,890)     3,541,246
TOTAL SHAREHOLDERS' EQUITY ..............      (356,837)      (356,837)      (356,837)       790,294       (76,620)      (356,837)
                                            -----------    -----------    -----------    -----------   -----------    -----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY .................   $  (354,203)   $   395,278    $ 2,468,475    $ 3,110,369   $(2,435,510)   $ 3,184,409
=========================================   ===========    ===========    ===========    ===========   ===========    ===========




                               FOSTER WHEELER LTD
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               December 28, 2001
                           (In Thousands of Dollars)
                             (Revised and Restated)



                                             FOSTER        FOSTER                          NON-
                                            WHEELER       WHEELER       GUARANTOR       GUARANTOR
                   ASSETS                     LTD.          LLC         SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                   ------                     ----          ---         ------------   ------------  ------------   ------------

Current assets ..........................   $      --      $   121,298    $ 1,046,908    $ 1,136,494   $  (550,324)   $ 1,754,376
Investment in subsidiaries ..............       (26,989)       (94,938)       496,250         82,367      (372,176)        84,514
Land, buildings & equipment (net) .......          --             --          100,891        298,307          --          399,198
Notes and accounts receivable - long-term          --          595,656        294,252        511,601    (1,336,136)        65,373
Intangible assets (net) .................          --             --          204,485        476,708      (406,650)       274,543
Other non-current assets ................          --           15,962        534,349        197,522          --          747,833
                                            -----------    -----------    -----------    -----------   -----------    -----------

TOTAL ASSETS ............................   $   (26,989)   $   637,978    $ 2,677,135    $ 2,702,999   $(2,665,286)   $ 3,325,837
                                            ===========    ===========    ===========    ===========   ===========    ===========
       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities .....................   $     2,555    $   667,522    $ 1,320,602    $   948,265   $  (550,324)   $ 2,388,620
Long-term debt ..........................          --             --          459,869      1,014,122    (1,336,136)       137,855
Other non-current liabilities ...........          --             --          926,208        153,313      (250,615)       828,906
Subordinated Robbins Obligations (1) ....          --             --             --             --            --             --
Convertible debt (1) ....................          --             --             --             --            --             --
Preferred trust securities (1) ..........          --             --             --             --            --             --
                                            -----------    -----------    -----------    -----------   -----------    -----------

TOTAL LIABILITIES .......................         2,555        667,522      2,706,679      2,115,700    (2,137,075)     3,355,381
TOTAL SHAREHOLDERS' EQUITY ..............       (29,544)       (29,544)       (29,544)       587,299      (528,211)       (29,544)
                                            -----------    -----------    -----------    -----------   -----------    -----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY .................   $   (26,989)   $   637,978    $ 2,677,135    $ 2,702,999   $(2,665,286)   $ 3,325,837
                                            ===========    ===========    ===========    ===========   ===========    ===========

(1) These amounts were reclassified to current liabilities due to the covenant violations under the Company's Revolving Credit Agreement and the potential for debt acceleration under the agreements. See 2001 10K Note 1.



                               FOSTER WHEELER LTD.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      Nine Months Ended September 27, 2002
                            (In Thousands of Dollars)

                                             FOSTER        FOSTER                          NON-
                                            WHEELER       WHEELER       GUARANTOR       GUARANTOR
                                             LTD.          LLC         SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                             ----          ---         ------------   ------------  ------------   ------------

Operating revenues ...................   $      --      $      --      $   995,231    $ 1,614,491    $   (70,910)   $ 2,538,812
Other income .........................          --           42,235         29,938         71,260       (103,128)        40,305
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Revenues ..........................          --           42,235      1,025,169      1,685,751       (174,038)     2,579,117

Cost of operating revenues ...........          --             --        1,027,283      1,509,145        (71,022)     2,465,406
Selling, general and administrative
   expenses ..........................          --             --           97,589         68,219           --          165,808
Other deductions and minority
   interest* .........................            80         42,701         92,105        158,570       (103,016)       190,440
Equity in net losses of
     subsidiaries ....................      (334,836)      (334,497)       (66,541)          --          735,874           --
                                         -----------    -----------    -----------    -----------    -----------    -----------

Loss before income
     taxes ...........................      (334,916)      (334,963)      (258,349)       (50,183)       735,874       (242,537)
Provision/(benefit) for income
     taxes ...........................          --             (163)        27,787         (8,745)          --           18,879
                                         -----------    -----------    -----------    -----------    -----------    -----------
Net loss prior to cumulative effect of
   a change in accounting principle ..      (334,916)      (334,800)      (286,136)       (41,438)       735,874       (261,416)
Cumulative effect on prior years of a
   change in accounting principle
   for goodwill, net of $0 tax .......          --             --          (48,700)       (24,800)          --          (73,500)
                                         -----------    -----------    -----------    -----------    -----------    -----------

Net loss** ...........................      (334,916)      (334,800)      (334,836)       (66,238)       735,874       (334,916)

Other comprehensive (loss)/income:
   Foreign currency translation
   adjustment ........................        11,252         11,252         11,252         11,252        (33,756)        11,252
Net (loss)/gain on derivative
   instruments........................        (3,834)        (3,834)        (3,834)           284          7,384         (3,834)
                                         -----------    -----------    -----------    -----------    -----------    -----------
Comprehensive loss ...................   $  (327,498)   $  (327,382)   $  (327,418)   $   (54,702)   $   709,502    $  (327,498)
                                         ===========    ===========    ===========    ===========    ===========    ===========


*  Includes interest expense and dividends on preferred securities of $61,176.

** Includes the following pre-tax special charges 1) goodwill impairment of $73,500; 2) claims write downs of $85,600; 3) contracts reserves, receivable provisions and foreign exchange of $51,800; 4) provision for the impairment of a domestic manufacturing facility of $13,400; 5) anticipated loss on sale of assets of $50,800; and 6) performance intervention activities, debt restructuring efforts, asset write offs, severance costs and increased pension cost of $68,100.



                               FOSTER WHEELER LTD.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      Three Months Ended September 27, 2002
                            (In Thousands of Dollars)


                                        FOSTER        FOSTER                       NON-
                                        WHEELER       WHEELER    GUARANTOR       GUARANTOR
                                         LTD.          LLC      SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                         ----          ---      ------------   ------------  ------------   ------------

Operating revenues ...................   $    --      $    --      $ 289,351    $ 528,400    $ (18,682)   $ 799,069
Other income .........................        --         14,779       10,970       25,089      (35,720)      15,118
                                         ---------    ---------    ---------    ---------    ---------    ---------
   Revenues ..........................        --         14,779      300,321      553,489      (54,402)     814,187

Cost of operating revenues ...........        --           --        349,029      527,692      (18,794)     857,927
Selling, general and administrative
   expenses ..........................        --           --         30,372       23,472         --         53,844
Other deductions and minority
   interest* .........................          26       14,001       27,300       39,007      (35,608)      44,726
Equity in net losses of
     subsidiaries ....................    (150,565)    (151,058)     (38,958)        --        340,581         --
                                         ---------    ---------    ---------    ---------    ---------    ---------

Loss before income
     taxes ...........................    (150,591)    (150,280)    (145,338)     (36,682)     340,581     (142,310)
(Benefit)/provision for income
     taxes ...........................          19          272        3,987        4,022         --          8,300
                                         ---------    ---------    ---------    ---------    ---------    ---------
Net loss prior to cumulative effect of
   a change in accounting principle ..    (150,610)    (150,552)    (149,325)     (40,704)     340,581     (150,610)
Cumulative effect on prior years of a
   change in accounting principle
   for goodwill, net of $0 tax .......        --           --           --           --           --           --
                                         ---------    ---------    ---------    ---------    ---------    ---------

Net loss** ...........................    (150,610)    (150,552)    (149,325)     (40,704)     340,581     (150,610)

Other comprehensive (loss)/income:
   Foreign currency translation
   adjustment ........................       1,846        1,846        1,846       (2,263)      (1,429)       1,846
Net (loss)/gain on derivative
   instruments .......................        --           --           --           --           --           --
                                         ---------    ---------    ---------    ---------    ---------    ---------

Comprehensive (loss)/earnings ........   $(148,764)   $(148,706)   $(147,479)   $ (42,967)   $ 339,152    $(148,764)
                                         =========    =========    =========    =========    =========    =========


*  Includes interest expense and dividends on preferred securities of $21,103.

** Includes the following pre-tax special charges 1) claims write downs of $37,700; 2) contracts reserves, receivable provisions and foreign exchange of $65,900; 3) provision for the impairment of a domestic manufacturing facility of $13,400; and 4) performance intervention activities, debt restructuring efforts, asset write offs, severance costs and increased pension cost of $29,300.




                               FOSTER WHEELER LTD.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      Nine Months Ended September 28, 2001
                            (In Thousands of Dollars)
                                   (Restated)



                                            FOSTER        FOSTER                         NON-
                                            WHEELER       WHEELER      GUARANTOR       GUARANTOR
                                             LTD.          LLC        SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             ----          ---        ------------   ------------   ------------   ------------


Operating revenues ....................                                 $ 1,040,463    $ 1,370,184    $   (92,324)   $ 2,318,323
Other income ..........................          --          250,485        167,010         44,284       (422,532)        39,247
                                          -----------    -----------    -----------    -----------    -----------    -----------
Revenues ..............................          --          250,485      1,207,473      1,414,468       (514,856)     2,357,570

Cost of operating revenues ............          --             --          974,970      1,207,909        (92,325)     2,090,554
Selling, general and administrative
expenses ..............................          --            7,895         85,725         65,077           --          158,697
Other deductions and minority
interests(*) ..........................           114         42,327        167,501         60,758       (176,688)        94,012
Equity in net earnings of subsidiaries          8,816       (201,128)        16,280           --          176,032           --
                                          -----------    -----------    -----------    -----------    -----------    -----------

Earnings before income taxes ..........         8,702           (865)        (4,443)        80,724        (69,811)        14,307
(Benefit)/provision for income taxes ..           (40)        (9,692)       (11,863)        27,160           --            5,565
                                          -----------    -----------    -----------    -----------    -----------    -----------

Net earnings(**) ......................         8,742          8,827          7,420         53,564        (69,811)         8,742

Other comprehensive (loss)/income:
  Foreign currency translation
  adjustment ..........................        (8,273)        (8,273)        (8,273)        (9,757)        26,303         (8,273)

  Net gain on derivative instruments
                                                4,996          4,996          4,996          1,157        (11,149)         4,996
                                          -----------    -----------    -----------    -----------    -----------    -----------

Comprehensive earnings ................   $     5,465    $     5,550    $     4,143    $    44,964    $   (54,657)   $     5,465
                                          ===========    ===========    ===========    ===========    ===========    ===========


(*) Includes interest expense and dividends on preferred securities of $62,794. (**) Includes the pre-tax loss on sale of a hydrogen plant of $5,000.




                               FOSTER WHEELER LTD.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      Three Months Ended September 28, 2001
                            (In Thousands of Dollars)
                                   (Restated)

                                           FOSTER      FOSTER                      NON-
                                           WHEELER     WHEELER     GUARANTOR     GUARANTOR
                                             LTD.        LLC     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                                             ----        ---     ------------  ------------   ------------ ------------

Operating revenues ....................                             $ 352,182   $ 480,694      $ (24,078)   $ 808,798
Other income ..........................        --          8,980        7,361      15,698        (21,685)      10,354
                                          ---------    ---------    ---------   ---------      ---------    ---------
Revenues ..............................        --          8,980      359,543     496,392        (45,763)     819,152

Cost of operating revenues ............        --           --        337,125     427,363        (24,080)     740,408
Selling, general and administrative
  expenses ............................        --           --         25,113      21,113           --         46,226
Other deductions and minority
  interests(*) ........................          48       13,001       26,674      14,291        (21,155)      32,859
Equity in net earnings of subsidiaries          808      (71,296)      94,112       --           (23,624)        --
                                          ---------    ---------    ---------   ---------      ---------    ---------

Earnings before income taxes ..........         760      (75,317)      64,743      33,625        (24,152)        (341)
(Benefit)/provision for income taxes ..         (17)     (76,127)      64,402      10,624           --         (1,118)
                                          ---------    ---------    ---------   ---------      ---------    ---------

Net earnings ..........................         777          810          341      23,001        (24,152)         777

Other comprehensive income:
  Foreign currency translation
     adjustment .......................      14,570       14,570       14,570      17,739        (46,879)      14,570
  Net gain on derivative instruments ..       9,481        9,481        9,481      11,351        (30,313)       9,481
                                          ---------    ---------    ---------   ---------      ---------    ---------

Comprehensive earnings ................   $  24,828    $  24,861    $  24,392   $  52,091      $(101,344)   $  24,828
                                          =========    =========    =========   =========      =========    =========


(*) Includes interest expense and dividends on preferred securities of $22,657.



                               FOSTER WHEELER LTD.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                      Nine Months Ended September 27, 2002
                            (In Thousands of Dollars)

                                          FOSTER        FOSTER
                                          WHEELER       WHEELER   GUARANTOR    NON-GUARANTOR
                                            LTD.         LLC     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                            ----         ---     ------------  ------------  -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES ..............   $     (80)   $  (4,987)   $ 223,730    $  (2,736)   $   2,199    $ 218,126
                                         ---------    ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash ............        --           --        (15,900)     (62,819)        --        (78,719)
Capital expenditures .................        --           --        (39,282)      (7,095)        --        (46,377)
Proceeds from sale of properties .....        --           --          1,204          867         --          2,071
(Increase)/decrease in investment and
   advances ..........................        --           (350)        (428)        (263)      (2,421)      (3,462)
Decrease in short-term investments ...        --           --           --              5         --              5
Other ................................        --           --           --            --          --            --
                                         ---------    ---------    ---------    ---------    ---------    ---------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES ..............        --           (350)     (54,406)     (69,305)      (2,421)    (126,482)
                                         ---------    ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to Common Shareholders .....        --          3,390       13,643      (17,033)        --           --
Increase/(decrease) in short-term debt        --           --           --          8,706         --          8,706
Proceeds from long-term debt .........        --         70,000       44,900         (756)        --        114,144
Repayment of long-term debt ..........        --           --           (829)      (7,886)        --         (8,715)
Other ................................          80      (68,053)    (121,907)     187,597          222       (2,061)
                                         ---------    ---------    ---------    ---------    ---------    ---------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES ..............          80        5,337      (64,193)     170,628          222      112,074
                                         ---------    ---------    ---------    ---------    ---------    ---------

Effect of exchange rate changes on
   cash and cash equivalents .........        --           --             38       14,950         --         14,988
                                         ---------    ---------    ---------    ---------    ---------    ---------

INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS .......................        --           --        105,169      113,537         --        218,706
Cash and cash equivalents, beginning
of period ............................        --           --         40,961      183,059         --        224,020
                                         ---------    ---------    ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF
   YEAR ..............................   $    --      $    --      $ 146,130    $ 296,596    $    --      $ 442,726
                                         =========    =========    =========    =========    =========    =========





                               FOSTER WHEELER LTD.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

                      Nine Months Ended September 28, 2001
                            (In Thousands of Dollars)
                                   (Restated)

                                          FOSTER        FOSTER
                                          WHEELER       WHEELER   GUARANTOR    NON-GUARANTOR
                                            LTD.         LLC     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                            ----         ---     ------------  ------------  -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided/ (used) by
   Operating Activities ...............   $   2,446    $(206,413)   $(114,875)   $ (29,236)   $ 172,211    $(175,867)
                                          ---------    ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ..................        --         (2,346)     (11,191)     (12,621)       2,346      (23,812)
Proceeds from sale of properties ......        --           --            119       52,012         --         52,131
Decrease in investment and advances ...        --           --        100,702      (30,938)     (60,624)       9,140
Decrease in short-term investments ....        --           --                         544         --            544
Other..................................        --           --           --           --           --           --
                                          ---------    ---------    ---------    ---------    ---------    ---------
NET CASH (USED)/PROVIDED BY INVESTING
ACTIVITIES ............................        --         (2,346)      89,630        8,997      (58,278)      38,003
                                          ---------    ---------    ---------    ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to Shareholders .............      (2,446)      (2,442)                                             (4,888)
Decrease in short-term debt ...........        --           --        (76,250)      (6,885)                  (83,135)
Proceeds from convertible bonds, net ..        --        202,912         --                                  202,912
Proceeds from long-term debt ..........        --        134,361         --          7,030                   141,391
Repayment of long-term debt ...........        --       (126,662)        (126)      (9,022)                 (135,810)
Other .................................        --            590       84,381       28,185     (113,933)        (777)
                                          ---------    ---------    ---------    ---------    ---------    ---------
NET CASH (USED)/ PROVIDED BY
  FINANCING ACTIVITIES ................      (2,446)     208,759        8,005       19,308     (113,933)     119,693
                                          ---------    ---------    ---------    ---------    ---------    ---------
Effect of exchange rate changes on
   cash and cash equivalents ..........        --           --           (300)      (5,787)        --         (6,087)
                                          ---------    ---------    ---------    ---------    ---------    ---------
Decrease in cash and cash equivalents .
                                               --           --        (17,540)      (6,718)        --        (24,258)
Cash and cash equivalents, beginning of
   year ...............................        --           --         39,623      152,270         --        191,893
                                          ---------    ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents, end of
   period .............................   $    --      $    --      $  22,083    $ 145,552    $    --      $ 167,635
                                          =========    =========    =========    =========    =========    =========



12. The Company owns a non-controlling equity interest in three cogeneration projects and one waste-to-energy project; one cogeneration plant is located in Chile and the remaining plants are located in Italy. Two of the projects in Italy are each 42% owned while the third is 49% owned by the Company. The project in Chile is 85% owned by the Company but the Company does not maintain a controlling financial interest in the project. Following is summarized financial information for the Company's equity affiliates combined, as well as the Company's interest in the affiliates.


                                       SEPTEMBER 27, 2002     DECEMBER 28, 2001
                                       ------------------     -----------------
                                       ITALIAN     CHILEAN    ITALIAN    CHILEAN
                                      PROJECTS     PROJECT    PROJECTS   PROJECT
                                     ----------   --------   --------- ---------
BALANCE SHEET DATA:
Current assets                         $ 85,049   $ 14,536   $ 75,942   $ 23,301
Other assets (primarily buildings
     and equipment)                     333,363    218,196    311,584    227,019
Current liabilities                      14,587     12,006     12,487     14,747
Other liabilities (primarily long-
     term debt)                         340,833    149,110    329,030    158,124
Net assets                               62,992     71,616     46,009     77,449

INCOME STATEMENT DATA FOR NINE MONTHS:
                              SEPTEMBER 27, 2002          SEPTEMBER 28, 2001
                             -------------------   -----------------------------
                              ITALIAN    CHILEAN   ITALIAN    CHILEAN  VENEZUELA
                             PROJECTS    PROJECT   PROJECTS   PROJECTS   PROJECT
                             --------   --------   --------   --------  --------
Total revenues               $138,121   $ 28,869   $117,631   $ 30,769  $  4,428
Income before income taxes     21,277      7,461     16,174      8,224     2,684
Net earnings                   12,598      6,192      9,023      2,635     2,582

           As of September 27, 2002, the Company's share of the net earnings and investment in the equity affiliates totaled $10,011 and $87,455, respectively. Dividends of $9,702 were received during the first nine months of 2002. The Company has guaranteed certain performance obligations of such projects. The Company's average contingent obligations under such guarantees are approximately $2,700 per year for the four projects. The Company has provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the project be insufficient to cover the debt service payments. No amount has been drawn under the letter of credit.

           In April 2001, the Company sold its interest in two hydrogen production plants in South America. The net proceeds from these transactions were approximately $40,000. An after tax loss of $5,000, or approximately $0.12 per share, was recorded in the second quarter of 2001 relating to these sales.

13. The difference between the statutory and effective tax rate in 2002 is predominately due to a domestic pretax loss for which no income tax benefit was claimed. The difference between the statutory and effective tax rate in 2001 is predominantly due to state and local taxes, certain tax credits and the favorable settlement of a contested foreign tax liability.

14. During the nine months ended September 27, 2002, the Company recorded a provision for losses on the potential sale of two waste-to-energy facilities of $50,800. These provisions brought the carrying value of the facilities to their net realizable value.

15. In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and

           Technical Corrections" and SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities".

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

16. Subsequent to the filing of the Company's second quarter 2002 financial results, management determined that the assets, liabilities and the related impact on results of operations associated with one of the Company's benefit plans were not properly accounted for in accordance with SFAS 112, "Employers' Accounting for Postemployment Benefits." The Company has adjusted its results for 2001 and 2002 in accordance with SFAS 112 and will amend its 2001 Form 10-K, as well as its Form 10-Q for each of the first two quarters of 2002. The prepaid pension cost was increased to reflect the updated cash surrender value of underlying insurance policies, and the post retirement and other employee benefits other than pensions was increased to reflect the updated obligation, calculated on a going concern basis. The cumulative effect on shareholders' equity as of December 28, 2001 was a decrease of $37,091. A summary of the effects of the restatement on the Company's condensed consolidated balance sheet and the condensed consolidated statement of operations and comprehensive income/(loss) is as follows:


                                                                    Statement
                                                                       of                       12/28/01          12/28/01
                                    12/28/01        12/28/01      Earnings and                   Year               Year
        Balance Sheet             As Reported       Restated      Comprehensive  Income        As Reported         Restated
------------------------------- ---------------- --------------- ----------------------    ----------------- -----------------
                                                                 Selling, general and
Prepaid pension cost            $ 122,407         $    131,865   administrative expenses       $   222,532       $   225,392

Post retirement and other
employee benefits other than                                     (Loss)/earnings before
pensions                        $ 121,600         $    168,149   income taxes                  $  (206,005)      $  (208,865)


Retained earnings (deficit)                                      Provision (benefit) for
                                $ (72,781)        $   (109,872)  income taxes                  $   103,138       $   118,215


Total shareholder's equity      $   7,547         $    (29,544)  Net (loss)/earnings           $  (309,143)      $  (327,080)

                                                                 (Loss)/Earnings per Share,
                                                                 Basic and Diluted             $     (7.56)      $      (8.00)




                                                                       Nine Months
           Statement               Three Months      Three Months         Ended         Nine Months
               of                Ended September   Ended September    September 28,   Ended September
   Earnings and Comprehensive        28, 2001          28, 2001           2001            28, 2001
             Income                As Reported         Restated        As Reported        Restated
 ------------------------------- ----------------- ----------------- ---------------- -----------------
 Selling, general and
 administrative expenses            $   45,511        $  46,226        $  156,552       $  158,697

 (Loss)/earnings before income
 taxes                              $      374        $    (341)       $   16,452       $   14,307


 Provision (benefit) for
 income taxes                       $     (868)       $  (1,118)       $    6,316       $    5,565


 Net (loss)/earnings                $    1,242        $     777        $   10,136       $    8,742

 (Loss)/Earnings per Share,
 Basic and Diluted                  $     0.03        $    0.02        $    0.25        $      0.21


17. The Company anticipates two charges to shareholders' equity totaling approximately $140,000 in the fourth quarter of 2002 relating to the Company's pension plans. The first charge stems from the reversal of the prepaid pension asset in the United Kingdom of approximately $100,000. The second charge is due to an increase in the pension obligation in the United States of approximately $40,000 assuming an interest rate of 7%, a long-term rate of return on assets of 9%, and a Dow Jones Industrial Average of 8,500. These charges result from the poor performance of the equity markets. The Company will finalize its review of the pension obligations upon the conclusion of the annual actuarial valuations of the pension plans. Despite these anticipated charges to shareholders' equity, the funding requirements for 2002 and 2003 are essentially unchanged.

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

The following is Management's Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of the Company for the periods indicated below. This discussion and analysis should be read in conjunction with the 2001 Form 10-K. As required, the September 28, 2001 financial statements and the December 28, 2001 condensed consolidated balance sheet were restated as described in Note 16 to the condensed consolidating financial statements.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2002 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2001

                                                      CONSOLIDATED DATA

                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                 SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 27, SEPTEMBER 28,
                                     2002           2001         2002           2001
                                                 (Restated)                   (Restated)

Revenues                         $   814,187    $   819,152    $ 2,579,117    $ 2,357,570
                                 ===========    ===========    ===========    ===========
(Loss)/earnings before tax and
cumulative effect of a change
in accounting principle          $  (142,310)   $      (341)   $  (242,537)   $    14,307
                                 ===========    ===========    ===========    ===========

Net (loss)/earnings              $  (150,610)   $       777    $  (334,916)   $     8,742
                                 ===========    ===========    ===========    ===========


In the three and nine months ended September 27, 2002, the Company recognized pretax charges of $146,300 ("Third Quarter Charges") and $343,200, ("Nine Month Charges," which include the "Third Quarter Charges"), respectively. These costs and charges are separately identified to provide for a better comparison to last year's results. Shown below is a table that details the various components of the charges.

                                       -------------------------------------     --------------------------------------
                                                 Three Months Ended                         Nine Months Ended
                                                 September 27, 2002                        September 27, 2002
                                       -------------------------------------     --------------------------------------



                                        E&C       ENERGY     C&F      TOTAL       E&C       ENERGY     C&F       TOTAL
                                        ---       ------     ---      -----       ---       ------     ---       -----

1) Change in accounting
for goodwill                                                                    $ 48,700   $ 24,800              $ 73,500
2) Losses recognized
in anticipation of sales                                                                     50,800                50,800
3) Claims write downs and
related contract
provisions                          $ 21,700   $  7,400   $  8,600   $ 37,700     48,900     28,100   $  8,600     85,600
4) Contract reserves,
receivables and foreign
exchange contracts                    22,700     43,200                65,900     23,000     28,800                51,800
5) Domestic plant
impairment provision                             13,400                13,400                13,400                13,400
6) Others                              1,500      5,900     21,900     29,300      1,500     12,500     54,100     68,100
                                    --------   --------   --------   --------   --------   --------   --------   --------
           Total                    $ 45,900   $ 69,900   $ 30,500   $146,300   $122,100   $158,400   $ 62,700   $343,200
                                    ========   ========   ========   ========   ========   ========   ========   ========

1) The Company's implementation of SFAS 142 resulted in the impairment of goodwill on the Camden waste to energy ("WTE") facility that is part of the Energy Group for $24,800, and $48,700 for a reporting unit in the Engineering and Construction Group.

2) These losses were recognized in anticipation of sales of the Charleston WTE Facility ($19,000) and the Hudson Falls WTE Facility ($31,800). The amounts were recorded in other deductions. The sale of the Charleston WTE Facility was completed in October 2002.

3) These charges were reflected in the cost of operating revenues based on the current expectation for settlement and the results of a recent arbitration. These charges include claims write-downs and the establishment of a provision for probable liquidated damages.

4) The net charge for the three month's ended September 27, 2002 of $65,900 include additional cost of operating revenues of $74,200, offset by a reduction in the Energy group's other deductions of $8,300. The net charge for the nine month's ended September 27, 2002 of $51,800 include additional cost of operating revenues of $53,500, offset by a reduction in the Energy group's other deductions of $1,700.

5) A provision for impairment was recorded in cost of operating revenues for a domestic manufacturing facility under the provisions of SFAS 144.

6) These charges for the three and nine months ended September 27, 2002 primarily represent costs of severance ($3,100 and $7,700), performance intervention activities ($5,200 and $11,800), debt restructuring efforts ($3,400 and $15,700), accrual for legal settlements and provisions ($15,400 and $24,400), and increased pension and other costs ($2,200 and $8,500). The amounts were recorded as follows for the three and nine months ended September 27, 2002, respectively. E&C group cost of operating revenues $1,500 and $1,500; Energy group in selling, general and administrative expenses of $0 and $1,400 and other deductions of $5,900 and $11,100; and corporate and finance in selling, general and administrative expenses of $1,400 and $3,900 and other deductions of $20,500 and $50,200.


Management recognizes that the Engineering and Construction and Energy industries are subject to charges due to contract disputes as described above. In order to mitigate these charges in the future the company has taken the following actions to date:

           o Undertook a series of management actions including leadership changes and performance interventions,

           o Established a Project Risk Management Group that provides for corporate oversight,

           o Strengthened the financial controls relating to project execution and cash management,

           o   Supplemented the financial expertise in critical areas,

           o Expanded the scope of the audit activities, both internally and externally, and

           o Strengthened the expertise in contract audits by outsourcing the internal audit function to Deloitte & Touche LLP.

The Company's valuation allowance for deferred tax assets was increased by $40,700 and $109,300 for the three and nine-month period ended September 2002, respectively.

Comparable charges for the three and nine months ended September 28, 2001 are shown below.



                   -------------------------------     -----------------------------------
                            Three Months Ended                 Nine Months Ended
                           September 28, 2001                  September 28, 2001
                   -------------------------------     -----------------------------------

                   E&C   ENERGY     C&F      TOTAL     E&C      ENERGY     C&F       TOTAL
                   ---   ------     ---      -----     ---      ------     ---       -----

1) Losses recognized
on asset sales                                                    5,000               5,000
2) Others                           1,600     1,600                         6,100     6,100
                   --   -------   -------   -------   -------   -------   -------   -------
           Total   $0   $     0   $ 1,600   $ 1,600   $     0   $ 5,000   $ 6,100   $11,100
                   ==   =======   =======   =======   =======   =======   =======   =======


1) The loss on the sale of a hydrogen plant was recorded in other deductions.

2) These charges consist of severance costs ($2,700 for the nine month period) and increased pension costs ($1,600 and $3,400 for the three and nine month periods, respectively).



OPERATING REVENUES

                                ----------------------------------------
                                           Three Months Ended
                                ----------------------------------------


                           9/27/02      9/28/01         $CHANGE       %CHANGE
Operating Revenues      $  799,069    $   808,798      $  (9,729)      (1.2)%


                                  --------------------------------
                                         Nine Months Ended
                                  --------------------------------


                          9/27/02        9/28/01        $CHANGE       %CHANGE
Operating Revenues     $ 2,538,812    $ 2,318,323      $ 220,489        9.5%


The nine-month increase is attributed to the E&C Group's activities in Continental Europe ($157,000) and the Energy Group's activities in Finland ($134,000).

GROSS EARNINGS FROM OPERATIONS

                                    ----------------------------------------
                                               Three Months Ended
                                    ----------------------------------------

                           9/27/02       9/28/01        $CHANGE        %CHANGE
Gross Earnings            $(58,858)    $   68,390      $(127,248)      (186.1)%


                                    -------------------------------------------
                                                  Nine Months Ended
                                    -------------------------------------------


                         9/27/02        9/28/01          $CHANGE       %CHANGE
Gross Earnings           $73,406      $  227,769        $(154,363)      (67.8)%


Gross earnings are equal to operating revenues minus the cost of operating revenues. The decrease in gross earnings for the quarter was primarily due to claim write-downs discussed above of $37,700, contract reserves, receivable provisions and foreign exchange contract losses of $74,200, provision for impairment of a domestic manufacturing facility of $13,400, and other of $1,500 in the third quarter of 2002. There were additional claims and related contract reserves of $47,900 offset by $20,700 of gains on foreign exchange contracts during the first six months of 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                        -------------------------------------
                                                Three Months Ended
                                        -------------------------------------


                                  9/27/02      9/28/01      $CHANGE     %CHANGE
                                  -------      -------      -------     -------
                                              (Restated)
Selling, general and
   Administrative expenses      $  53,844      $ 46,226     $ 7,618       16.5%


                                        ------------------------------------
                                                    Nine Months Ended
                                        ------------------------------------


                                9/27/02        9/28/01      $CHANGE     %CHANGE
                                -------        -------      -------     -------
                                              (Restated)
Selling, general and
   Administrative expenses      $ 165,808      $158,697     $7,111       4.5%


The variance for the three and nine month periods is primarily due to severance cost of $1,400 and $5,300 respectively, and the impact of reversing a management incentive accrual in the third quarter of 2001. Domestic selling, general and administrative costs are the focus of the current intervention process as discussed in Note 2 to the condensed consolidated financial statements. Due to the timing of the changes made in this area, the total impact of the reductions was not realized in the nine months ended September 27, 2002.

OTHER INCOME

                                       -----------------------------------------
                                                   Three Months Ended
                                       -----------------------------------------


                             9/27/02       9/28/01        $CHANGE      %CHANGE
Other Income                $ 15,118      $ 10,354        $ 4,764        46.0%


                              --------------------------------------------
                                              Nine Months Ended
                              --------------------------------------------


                           9/27/02        9/28/01        $CHANGE       %CHANGE
Other Income              $ 40,305       $ 39,247        $ 1,058         2.7%


The increases for the nine-month period were primarily related to gains on sale on investments in Italy ($3,300), offset by reduced interest income ($800), and lower foreign transaction gains ($400). The increase for the three-month period is due to the gain on the sale of investments in Italy ($2,900), increased equity earnings ($1,300), and increased interest income ($700).

OTHER DEDUCTIONS

                              --------------------------------------------
                                         Three Months Ended
                              --------------------------------------------


                                 9/27/02       9/28/01       $CHANGE     %CHANGE
Other deductions
     and minority interest      $ 23,623      $ 10,202       $ 13,421     131.6%


                              -------------------------------------------
                                        Nine Months Ended
                              -------------------------------------------


                                9/27/02       9/28/01        $CHANGE     %CHANGE
Other deductions
     and minority interest     $ 129,264     $ 31,218        $ 98,046     314.1%


The increase in the three and nine months ended September 27, 2002 was due to refinancing efforts, performance intervention activities, and employee severance and pension costs totaling $18,100 and $59,600, respectively, and also in the nine months ended 2002, a provision for anticipated loss on sale of assets of $50,800.

TAX PROVISION

                                      ---------------------------------------
                                                Three Months Ended
                                      ---------------------------------------

                                9/27/02     9/28/01       $CHANGE      %CHANGE
Tax provision/(benefit)        $  8,300    $(1,118)       $  9,418      842.4%


                                        ------------------------------------
                                                Nine Months Ended
                                        ------------------------------------


                               9/27/02     9/28/01    $CHANGE      %CHANGE
Tax provision/(benefit)       $ 18,879    $  5,565   $  13,314      239.2%


The tax provision for the nine months ended September 27, 2002 was $18,879 on losses before tax of $316,037, which includes the $73,500 cumulative effect of the change in accounting principle for goodwill. The negative effective tax rate results from domestic pretax losses for which no income tax benefit was claimed due to the establishment of a valuation allowance.



The net loss in the nine months ended September 27, 2002 was $334,916 or $8.18 per share diluted compared to the net earnings of $8,742 or $0.21 per share diluted for the nine months ended September 28, 2001, as restated. The primary reasons for the nine months decline relates to Nine Month Charges totaling $343,200 as previously discussed. The net loss for the three months ended September 27, 2002 was $150,610 or $3.68 per share diluted compared to net earnings of $777 or $0.02 per share diluted for the three months ended September 28, 2001, as restated. The primary reasons for the three months decline relates to the Third Quarter Charges of $146,300 as previously discussed.

ENGINEERING AND CONSTRUCTION GROUP
                                     ------------------------------------------
                                                 Three Months Ended
                                     ------------------------------------------


                                    9/27/02        9/28/01    $CHANGE    %CHANGE
Operating revenues                $   453,634    $  463,508   $ (9,874)  (2.1)%
                                  ===========    ==========   ========   =====

Gross earnings from operations    $    (9,990)   $   42,065   $(52,055) (123.7)%
                                  ===========    ==========   ========  =======



                                     ------------------------------------------
                                                 Nine Months Ended
                                     ------------------------------------------

                                  9/27/02     9/28/01       $CHANGE    %CHANGE
Operating revenues              $1,417,507  $1,344,216      $ 73,291      5.4%
                                ==========  ==========      ========     ====

Gross earnings from operations  $   36,244  $  127,175      $(90,931)    (71.5)%
                                ==========  ==========      =========    =====

The increase in operating revenues for the nine-month period is primarily due to the higher level of operating revenues reported by the Continental Europe operating unit. This unit received a significant amount of contract awards during 2001, which were being executed in 2002. The lower revenues for the three-month period were primarily due to the revenues reported by the U.S. and the United Kingdom operating units. This decrease was primarily due to a lower level of activity in the United States and reduced levels of flow through costs in the United Kingdom.

Gross earnings in the E&C Group were impacted by Third Quarter and Nine Month Charges totaling $45,900 and $73,400, respectively. The Third Quarter Charges include claims write-downs and related contract charges of $21,700 and $24,200 primarily for contract reserves and accounts receivable. The major component of the $21,700 was the result of the Company reevaluating its position due to the preliminary findings of an arbitration in Europe regarding a contract dispute. The $24,200 is composed of a provision for receivables of $14,700 and contract reserves of $9,500. In addition to the Third Quarter Charges, the Nine-Months Charges includes claims and related contract write-downs of $27,200 and $300 for foreign exchange contracts. These claims were reassessed during the first six months of 2002 based on current information and management's strategy to realize cash by attempting to resolve claims.

ENERGY GROUP
                                     ------------------------------------------
                                               Three Months Ended
                                     ------------------------------------------


                                  9/27/02      9/28/01      $CHANGE     %CHANGE
Operating revenues              $ 351,699     $ 393,296    $(41,597)     (10.6)%
                                =========     =========    ========      =====

Gross earnings from operations  $ (38,271)    $  26,221    $(64,492)    (245.9)%
                                ==========    =========    ========     ======

                                   -----------------------------------------
                                              Nine Months Ended
                                   -----------------------------------------
                                   9/27/02      9/28/01     $CHANGE     %CHANGE
Operating revenues               $ 1,141,892  $1,043,183    $ 98,709      9.5%
                                 ===========  ==========    ========     ====

Gross earnings from operations   $    48,994  $   99,749    $(50,755)    (50.9)%
                                 ===========  ==========    ========     =====

The decrease in operating revenues for the three-month period is primarily due to the lower level of operating revenues reported by the North American operating unit. The North American power market continues to suffer from slow economic growth levels, over capacity, and financial difficulties of independent power producers. The higher revenues for the nine-month period were primarily due to the Finnish operations. This operating unit has the highest level of backlog in the history of its organization. This unit's operating revenues are up $134,000 from a year ago and it received a major European boiler contract award in the third quarter of 2002. Gross earnings in the Energy Group were impacted by Third Quarter and Nine-Month Charges totaling $72,250 and $71,950, respectively. The Third Quarter Charges include claims write-downs and related contract charges of $7,400, contract reserves and provisions for accounts receivable of $51,450 and plant impairment costs of $13,400. The claim write-down was the result of the company reaching final settlement and receiving a cash payment of approximately $25,000. The $51,450 includes contract reserves of $48,050 and accounts receivable provisions for $3,400. The $48,050 primarily relates to change in contract estimates for the impact of currency changes and the reevaluation of the Company's exposure on two power projects. In addition the nine-month period includes charges for claims write-downs of $20,700 offset by the recognition of approximately $21,000 on forward exchange contracts as a result of marking them to market since they did not qualify for hedge accounting under FAS No. 133 in the second quarter of 2002.

As previously disclosed, the Company has reviewed various methods of monetizing selected power systems facilities. Based on current economic conditions, management concluded that it would continue to operate the facilities in the normal course of business. Management has reviewed these facilities for impairment on an undiscounted cash flow basis and determined that no adjustment to the carrying amounts is required. If the Company were able to monetize these assets, it is possible that the amounts realized could differ materially from the balances recorded in the financial statements. Based on preliminary sales agreements entered into with third parties, the Company recognized provisions for anticipated loss for the potential sale of two waste-to-energy ("WTE") facilities of $19,000 in the first quarter 2002 and $31,800 in the second quarter of 2002, for a total year to date charge of $50,800. The sale of the Charleston WTE Facility, for which the Company recorded the $19,000 provision, was completed in October 2002.

FINANCIAL CONDITION

Shareholders' equity for the nine months ended September 27, 2002 decreased by $327,293, due primarily to the loss for the period of $334,916, increase in the foreign currency translation adjustment of $11,252 and reclassification of unrealized gain on derivative instruments to earnings of $3,834, and shares issued under incentive plans of $205.

Cash flows from operations were $218,126 for the nine months ended September 27, 2002 compared to a use of cash from operations of $175,867 for the nine months ended September 28, 2001, as restated. The increase in cash provided from operations is primarily due to the collection of two significant receivables ($87,000), cash received from the cancellation of a company-owned life insurance plan ($22,000), claims recovery ($25,000), and cash flow from contracts.

During the nine months ended September 27, 2002, long-term investments in land, buildings and equipment were $46,377 as compared with $23,812 for the comparable period in 2001. The increase is due to the purchase of a corporate office building of $33,000 which had been previously leased. Funds used to buy out the lease were generated from the sale/leaseback of a second corporate office building. These transactions were completed in connection with Senior Credit Facility and the receivable sale arrangement. This increase was offset by lower investments in foreign build, own and operate facilities.

Corporate and other debt, special purpose project debt, and bank loans net of cash and short term investments have decreased by $181,928 compared to December 28, 2001. The improvement in net debt primarily resulted from increased cash flows from operations, offset by the repayment in the second quarter of 2002 of $50,000 related to the prior receivable sale arrangement.

Corporate and other debts, including the Revolving Credit Agreement, are as follows:

                                                              SEPTEMBER 27, 2002
   Corporate and other debt consisted of the following:
      Revolving Credit Agreements (average interest rate 5.37%)......$140,000
      6.75% Notes due November 15, 2005.............................. 200,000
      Other..........................................................  27,499
   Capitalized Lease Obligations (12.8% interest rate)                 44,071
   Less, Current Portion............................................. (20,412)
                                                                     ---------
                                                                     $391,158
                                                                     ========

Subsequent to the close of the quarter the Company repaid $20,350 of the amount in current, however, the Company may remarket this debt.

In the third quarter 1998, a subsidiary of the Company entered into a six-year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. At December 28, 2001, $50,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable-trade balance in the Condensed Consolidated Balance Sheet. The bank that was party to this financing terminated the agreement on April 30, 2002 in accordance with its terms. The Company replaced this facility in the third quarter of 2002 with a $40,000 facility as discussed below.

The Company anticipates two charges to shareholders' equity totaling approximately $140,000 in the fourth quarter of 2002 relating to the Company's pension plans. The first charge stems from the reversal of the prepaid pension asset in the United Kingdom of approximately $100,000. The second charge is due to an increase in the pension obligation in the United States of approximately $40,000 assuming an interest rate of 7%, a long-term rate of return on assets of 9%, and a Dow Jones Industrial Average of 8,500. These charges result from the poor performance of the equity markets. The Company will finalize its review of the pension obligations upon the conclusion of the annual actuarial valuations of the pension plans. Despite these anticipated charges to shareholders' equity, the funding requirements for 2002 and 2003 are essentially unchanged.

LIQUIDITY AND CAPITAL RESOURCES

As of September 27, 2002, the Company had cash and cash equivalents on hand, restricted cash and short-term investments worldwide of $521,727. In August 2002, the Company finalized a Senior Credit Facility with its bank group. This facility includes a $71,000 term loan, a revolving credit facility for $69,000, and a letter of credit facility for $149,900 that expires on April 30, 2005. This facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries as well as 66% of the stock of the first-tier foreign subsidiaries. The facility has no scheduled repayments prior to maturity on April 30, 2005. The facility requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retains the first $77,000 of such amounts and also retains a 50% share of the balance. The financial covenants in the facility start at the end of the first quarter 2003. These include a senior leverage ratio and a minimum EBITDA level as described in the agreement, as amended.

Amendment No. 1 to the Credit Agreement, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pre-tax charges recorded by the Company in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred.

The Company also finalized a sale/leaseback arrangement with an investor for an office building at its corporate headquarters. This capital lease arrangement leases the facility to the Company for an initial non-cancelable period of 20 years. The proceeds from the sale/leaseback were sufficient to repay the balance outstanding under the old financing lease arrangement of $33,000 for another corporate office building. The capital lease obligation of $44,100 at September 27, 2002 is included in corporate and other debt less current installments in the accompanying condensed consolidated balance sheet.

During the third quarter, the Company also completed a receivables sale arrangement for up to $40,000. This arrangement has been accounted for as a financing and expires in August 2005. The facility is subject to covenant compliance. The financial covenants commence at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the receivable purchaser to terminate the arrangement and accelerate any amounts then outstanding. As of September 27, 2002, the Company had borrowings of $12,900 outstanding under this facility. These borrowings are included in bank loans in the condensed consolidated balance sheet.

As a result of finalizing the Senior Credit Facility, the sale/leaseback arrangement and the receivables sale arrangement, the Company has reclassified the Term Loan and Revolving Credit to long-term. In addition, the other debt that was subject to potential cross acceleration provisions has also been classified to long-term.

In addition to the Company's debt restructuring initiatives, management has initiated a comprehensive plan to address domestic liquidity issues. As previously announced, management's plan to address the Company's domestic liquidity issues included generating approximately $150,000 from asset sales, collection of receivables and resolving disputed claims through the end of February 2003 and an additional $40,000 over the following six months. As of the close of the third quarter, the Company generated approximately $46,000 through these efforts. The current plan is to generate an additional $100,000 in the next six months and an additional $40,000 in the subsequent three months. To the extent these initiatives are not successful, the Company will explore other options including the repatriation of funds from foreign operations subject to their working capital needs and liquidity requirements, further cost reductions, and cash conservation measures. Management believes that these actions, together with cash on hand and cash from operations will be sufficient to fund the Company's working capital needs over the next year. Failure by the Company to achieve a significant portion of these proceeds could have a material adverse effect on the Company's financial condition. The above factors raise substantial doubts about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A subsidiary of the Company has entered into a long-term contract with a government agency. This contract is to be completed in four phases. The first phase was for the design, permitting and licensing of a spent fuel facility. This phase was completed for a price of $66,700. In addition, the Company has submitted change requests in excess of $14,000. Based on the review of outside counsel, management believes that a sufficient amount will be received to avoid any write-downs. The recently started second phase is billed on a cost plus fee basis and is expected to last for approximately 24 months. In this phase, the Company must respond to any questions regarding the initial design included in phase one. Phase three, which is expected to begin in first quarter of 2004, is for the construction, start-up and testing of the facility for a fixed price of $114,000, which is subject to escalation. This phase is expected to last two years and requires that a subsidiary of the Company fund the construction cost. In addition, a surety bond for the full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years.

In March 2002, the Company initiated a comprehensive plan to enhance cash generation and to improve profitability. The operating performance portion of the plan concentrates on the quality and quantity of backlog, the execution of projects in order to achieve or exceed the profit and cash targets and the optimization of all non-project related cash sources and uses. In connection with this plan, a group of outside consultants was hired for the purpose of carrying out a performance improvement intervention. The tactical portion of the performance improvement intervention concentrates on booking current projects, executing twenty-two "high leverage projects" and generating incremental cash from high leverage opportunities such as overhead reductions, procurement, and accounts receivable. The systemic portion of the performance improvement intervention concentrates on sales effectiveness, estimating, bidding, and project execution procedures.

Some of the details of the activities to date include the following:

PROCUREMENT

Starting in March 2002, the Company began implementing a plan to reduce the internal man-hours and cycle time required to purchase items. An integral part of this plan is to enter into global and regional procurement agreements. Thirty such agreements are in various stages of negotiations as of September 27, 2002. Additionally, a management operating system to monitor claims is in process of being implemented.

ACCOUNTS RECEIVABLE

A company wide management operating system was implemented to identify and track actions relating to collection of all receivables. A new policy has been established requiring actions to be taken prior to receivables becoming due as well as the actions to be taken when collections are past due. One aspect of the new policy requires the reporting of significant past due amounts to senior management on a timely basis.

Accounts and notes receivable at September 27, 2002 and September 28, 2001 were $699,318 and $946,344, respectively. During the nine-month period ending September 27, 2002, operating revenues increased $220,489 when compared to the nine months ending September 28, 2001.

OVERHEAD REDUCTIONS

Management has progressed in its evaluation of all domestic corporate overhead. As of September 27, 2002, 155 people were downsized representing approximately $21,700 in annualized salaries, benefits, and other non-essential expenses. Since work force reductions typically include notice periods and severance payments, the benefits of these actions will not be fully realized until 2003.

SALES

The Company is concentrating on increasing backlog with high quality bookings. In May 2002 the Company launched an initiative to improve the sales effectiveness of its North American Energy and E&C Groups. The sales effectiveness initiatives are aimed at building up the level of sales activities in each group by strengthening the selling skills of sales personnel. Sales training was completed and a management operating system was implemented in North America that provides management with a disciplined system to track sales opportunities and targets, and actions needed to convert those opportunities into bookings.

RISK MANAGEMENT

The Company reorganized its project risk management group in the second quarter of 2002 and appointed a corporate vice president as its head. The purpose of this group is to help the Company avoid projects with unmanageable risk and ensure awarded projects are executed without exposing the Company to additional financial risk. The Project Risk Management Group (i) reviews potential projects, proposals and contracts, (ii) monitors during the execution phase projects deemed to present significant risks, (iii) recommends projects for review by the executive committee, and (iv) reviews risk assessment and contracting procedures of the Company's business units. As of September 27, 2002 the risk management group evaluated 98 proposals and formally reviewed 46 proposals. The group also reviewed 48 active projects.

HIGH-LEVERAGE PROJECTS

One of the major initiatives launched approximately 30 weeks ago was focused on the way the Company plans and executes projects in the field. This initiative is focused on building a best in class, Foster Wheeler project management system. This activity takes best practices and integrates them into a company wide system. The original scope of the initiative was 22 of the company's projects worldwide.

The initial phase of the initiative identified the best practices for project execution, and revealed that many of the existing corporate policies and internal best practices were in fact best-in-class, but were not consistently applied. As a result, the initiative was refocused on 12 key projects where behavior change was necessary to ensure compliance to corporate policies and best practices. Standardized management tools and procedures were developed that require rigor and discipline in the execution of projects on a daily basis. A primary result of these new tools and procedures is the identification of potential execution issues at the earliest possible date. The goal is to increase the ability of the company to mitigate those execution issues and prevent profit erosion on projects.

Internal audits were developed based on the corporate policies and best practices. These audits not only allow management to measure individual projects on a best in class basis, but complement the policies and procedures in providing project teams with the specific actions necessary to be best in class. The audits associated with change order management, a critical component in project execution, take place on a monthly basis to drive improvements and ensure compliance to the actions necessary to be best in class. The change management audits have seen a 34% improvement in the 12 key projects since these audits began in August. Approximately 78% of the audit points on the 12 key projects were fully compliant and an additional 17% existed, but were not fully compliant as of September 27, 2002. Remedial actions continue in this area.

INTERNAL CONTROL REVIEW

The Company has initiated a detailed review of internal controls. Such reviews include evaluation of the Company's contracting policies and procedures relating to bidding and estimating practices. Among other things, these reviews will include evaluation of the Company's reserving practices for bad debts and uncollectible accounts receivable, warranty costs, change orders and claims. Management will continue its initiatives begun in early 2002, particularly those related to management of delinquent accounts receivables. Management is strengthening the Company's financial controls, supplementing its financial expertise, and is expanding the scope of the audit function, both internally and externally.

The Company outsourced its internal audit function to Deloitte & Touche LLP in the fourth quarter of 2002. Outsourcing internal audit allows access to a world-class organization with skilled professionals and the latest information technology audit resources. Key objectives of the revised internal audit function include:

     o Focusing resources on improving operational and financial performance in areas of highest risk
     o     Reviewing and strengthening existing internal controls
     o     Mitigating the risk of internal control failures
     o     Ensuring best practices are implemented across all business units


CASH FLOWS FROM OPERATIONS

Cash flows from operations were $218,126 for the nine months ended September 27, 2002 compared to a use of cash from operations of $175,867 for the nine months ended September 28, 2001, as restated.

The increase in cash flows from operations is primarily due to the collection of two significant receivables ($87,000), cash received from the cancellation of a company-owned life insurance plan ($22,000), claims recovery ($25,000), and cash flow from projects in execution.

Cash flows from operations for the calendar years 1999 - 2001 totaled a use of cash of approximately $110,000. The primary reason for the negative cash flows for that period was the increase in cash claims, net of settlements, of approximately $108,000. Additionally, as noted in the Liquidity and Capital Resources section of this report, the Company was required to provide the initial funding on several government contracts. These contracts negatively impacted cash flows from operations during the same three-year period by approximately $57,000.

The cash flows from operations from the former Robbins WTE Facility during the years 1999 - 2001 were a use of approximately $52,500. Since its inception, the Robbins project resulted in losses to the Company in excess of $360,000. The impact on the Company's outstanding debt and the related interest cost is substantial. As discussed in Note 8, the Company reached an agreement with the debtor project companies on March 5, 2002. In June 2002, the Plan of Reorganization incorporating this agreement was confirmed and became effective. As a result, the Robbins Facility will not have a negative impact on future operating cash flows except for the interest on the outstanding debt.

As noted previously, the Company reorganized its project risk management group in the second quarter of 2002 and appointed a corporate vice president as its head. The purpose of this group is to help the Company avoid projects with unmanageable risk and ensure awarded projects are executed without exposing the Company to additional financial risk. This group will carefully scrutinize all contracts for negative cash flow terms. The Company will not take future contracts with payment terms similar to the government contracts noted previously.

The Company's liquidity action plan described in the Liquidity and Capital Resources section of this report, is expected to have a significant positive impact on future cash flows.

BACKLOG AND NEW ORDERS BOOKED

                                       -----------------------------------------
                                                   Three Months Ended
                                       -----------------------------------------


                            9/27/02         9/28/01        $CHANGE     %CHANGE
  Backlog                $5,842,477       $6,370,161      $(527,684)    (8.3)%
                         ==========       ==========      =========    =====
  New orders             $1,043,542       $  894,310      $ 149,232     16.7%
                         ==========       ==========      =========    =====

                                    --------------------------------------------
                                                   Nine Months Ended
                                    --------------------------------------------
                            9/27/02         9/28/01      $CHANGE       %CHANGE
  Backlog                $5,842,477       $6,370,161    $(527,684)      (8.3%)
                         ==========       ==========    =========       =====
  New orders             $2,484,761       $3,007,563    $(522,802)      (17.4)%
                         ==========       ==========    ========        =====

As of September 27, 2002, 43% of the consolidated backlog was from lump-sum work (versus 44% at September 28, 2001). The balance of backlog consists of reimbursable work with a fee. 58% of the lump sum work is for the Energy Group.

The elapsed time from the award of a contract to completion of performance may be up to four years. The dollar amount of backlog is not necessarily indicative of the future earnings of the Company related to the performance of such work. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which management has determined are likely to be performed. Although backlog represents only business which is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Company's control, such as changes in project schedules, the Company cannot predict with certainty the portion of backlog to be performed in a given year. Backlog is adjusted to reflect project cancellations, deferrals, sale of subsidiaries and revised project scope and cost. This adjustment for the nine months ended September 27, 2002 was $304,348, compared with $357,270 for the nine months ended September 28, 2001. Furthermore, because of the large size and uncertain timing of projects, future trends are difficult to predict.

Approximately 61% of new orders booked in the nine months ended September 27, 2002 were for projects awarded to the Company's subsidiaries located outside the United States, compared to 46% of new orders booked in the nine months ended September 28, 2001. The geographic areas contributing to new orders awarded for the nine months ended September 27, 2002 were Europe (39%) and North America (40%). The reduction in year-to-date new orders was primarily due to lower activity in North America for the Energy Group due to IPPs and over capacity as described previously.

ENGINEERING AND CONSTRUCTION GROUP

                                      -----------------------------------------
                                                  Three Months Ended
                                      -----------------------------------------


                           9/27/02      9/28/01          $CHANGE     %CHANGE
                           -------      -------          -------     -------
                                     (Reclassified)
  New orders            $  469,852     $  653,364       $(183,512)     (28.1)%
                        ==========     ==========       =========      =====
  Backlog               $4,277,347     $4,376,859       $( 99,512)      (2.3)%
                        ==========     ==========       =========      =====


                                   --------------------------------------------
                                                   Nine Months Ended
                                   --------------------------------------------
                         9/27/02       9/28/01          $CHANGE      %CHANGE
                         -------       -------          -------      -------
                                     (Reclassified)
  New orders           $ 1,365,759    $1,742,905       $(377,146)    (21.6)%
                       ===========    ===========      =========     ======
  Backlog              $4,277,347     $4,376,859       $( 99,512)     (2.3)%
                       ===========    ===========      =========     ======


The decline in new orders booked for the third quarter resulted primarily from operations in the United States. An engineering, procurement, and construction delayed coking project exceeding $250 million was booked in the third quarter 2001 that was not repeated in 2002.

The decline in new orders booked for the nine months ended September 27, 2002 resulted, as noted above, from the operations in the United States as well as from reduced levels of new orders from operations in France. Both offices had major refinery awards that were not repeated in 2002.

The decline in backlog reflects the work off of the U.S. project noted above.

The markets serviced by the E&C Group remain mixed in terms of levels of activity. The upstream oil & gas sector continues to be active in Europe, the western hemisphere, and West Africa. The downstream refinery sector in North America continues to be focused on relatively low margin clean fuels work. The pharmaceutical sector remains active, especially in North America, with a trend towards biotech projects. The chemical and petrochemical sectors remain generally flat but there are early signs of renewed activity in the Middle East and South East Asia.

ENERGY GROUP

                                   -----------------------------------------
                                               Three Months Ended
                                   -----------------------------------------


                        9/27/02        9/28/01     $CHANGE         %CHANGE
                        -------        -------     -------         -------
                                  (Reclassified)
  New orders          $  579,515    $  247,104     $ 332,411        134.5%
                      ==========    ==========     =========        =====
  Backlog             $1,576,458    $2,053,368     $(476,910)       (23.2)%
                      ==========    ==========     =========        =====

                                   --------------------------------------------
                                                    Nine Months Ended
                                   --------------------------------------------
                      9/27/02        9/28/01         $CHANGE        %CHANGE
                      -------        -------         -------        -------
                                   (Reclassified)
  New orders         $1,131,483     $  1,274,405    $(142,922)       (11.2)%
                     ==========     ============    =========        =====
  Backlog            $1,576,458     $  2,053,368    $(476,910)       (23.2)%
                     ===========    ============    =========        =====

The increase in the third quarter 2002 new orders booked relates primarily to a major circulating fluidized bed boiler contract awarded to the Finnish operations. The decline in new orders booked in the nine months of 2002 versus 2001 reflects reduced awards in the North American operations, partially offset by increased bookings from operations in Finland and Spain. Several large heat recovery steam generator ("HRSG") contracts that were booked by the North American operations in 2001 were not repeated in 2002. European operations recorded strong bookings with award of a major circulating fluidized bed boiler contract and increased bookings for industrial heat recovery boilers.

The decline in backlog reflects the decline in North American bookings noted above and several cancellations or suspensions of HRSG contracts in North America, and one project canceled in China in the fourth quarter of 2001. These reductions were partially offset by the increased bookings in Finland and Spain noted above.

The North American power market continues to suffer from slow economic growth, over capacity, and the financial difficulties of independent power producers. Growth opportunities in the North American power market are expected to shift toward maintenance and service contracts and away from the supply of new equipment associated with solid fuel boiler contracts. Internationally, growth opportunities in the circulating fluidized bed boilers are expected to continue in selective areas of the European and Asian markets.

NON-AUDIT SERVICES

On October 28, 2002 the Audit Committee of the Board of Directors of the Company approved non-audit services to be provided by PricewaterhouseCoopers LLP for $2,898. Approximately $1,898 was for tax related services and the balance was for statutory and special project audits.

OTHER MATTERS

The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings cannot be estimated with certainty. As additional information concerning the estimates used by the Company becomes known, the Company reassesses its position both with respect to gain contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change related to legal matters are subject to change as events evolve and as additional information becomes available during the administration and litigation processes.

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

Interest Rate Risk - The Company is exposed to changes in interest rates primarily as a result of its borrowings under its Revolving Credit Agreement and its variable rate project debt. If market rates average 1% more in 2002 than in 2001, the Company's interest expense for the next twelve months would increase, and income before tax would decrease by approximately $1,819. This amount has been determined by considering the impact of the hypothetical interest rates on the Company's variable-rate balances as of September 27, 2002. In the event of a significant change in interest rates, management would likely take action to further mitigate its exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Foreign Currency Risk - The Company has significant overseas operations. Generally, all significant activities of the overseas subsidiaries are recorded in their functional currency, which is generally the currency of the country of domicile of the subsidiaries. This results in a mitigation of the potential impact of earnings fluctuations as a result of changes in foreign exchange rates. In addition, in order to further mitigate risks associated with foreign currency fluctuations, the subsidiaries of the Company enter into foreign currency exchange contracts to hedge the exposed contract value back to their functional currency. As of September 27, 2002, the Company had approximately $297,467 of foreign exchange contracts outstanding. These contracts mature between 2002 and 2004. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currency or other currencies for which they have payment obligations to third parties. The Company does not enter into foreign currency contracts for speculative purposes.

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



ITEM 4  CONTROLS AND PROCEDURES

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


SAFE HARBOR STATEMENT


This Management's Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q and other reports and oral statements made by representatives of the Company from time to time may contain forward-looking statements that are based on management's assumptions, expectations and projections about the Company and the various industries within which the Company operates. These include statements regarding the Company's expectation regarding revenues (including as expressed by its backlog), its liquidity and the ability to generate significant cash from the monetization of assets in the near term, the outcome of litigation and legal proceedings and recoveries from customers for claims. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Company cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements:

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


ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBIT NO.                    EXHIBITS

10.1 1995 Stock Option Plan of Foster Wheeler Inc. (as Amended and Restated as of September 24, 2002).

10.2       Separation Agreement for James E. Schessler dated August 23, 2002.

10.3       Stock Option Agreement for Joseph T. Doyle dated as of July 15, 2002.

10.4 Employment Agreement between Foster Wheeler Ltd. and Bernard H. Cherry dated as of September 23, 2002.

10.5 Change of Control Employment Agreement between Foster Wheeler Inc. and Bernard H. Cherry dated as of November 4, 2002.

10.6 Employment Agreement between Foster Wheeler Ltd. and Thomas R. O'Brien dated as of September 10, 2002.

10.7 Change of Control Employment Agreement between Foster Wheeler Inc. and Joseph T. Doyle dated July 15, 2002.

10.8 Amendment No. 1 dated as of November 8, 2002 to the Third Amended and Restated Term Loan and Revolving Credit Agreement dated as of August 2, 2002 among Foster Wheeler LLC, the Borrowing Subsidiaries, the Guarantors, the Lenders and the Bank of America, N.A. as Administrative Agent and Collateral Agent and Banc of America Securities LLC, as Lead Arranger and Book Manager.

12.1 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges.

99.1       Certification of Raymond J. Milchovich.

99.2       Certification of Joseph T. Doyle.


REPORTS ON FORM 8-K

REPORT DATE                                 DESCRIPTION

July 1, 2002         Foster Wheeler announced that it has received further
                     extensions of financing facilities and deferred payment on its trust-preferred securities.
July 15, 2002        Foster Wheeler  announced that the company has elected a
                     new senior vice president and chief financial officer.
July 23, 2002        Foster  Wheeler  announced  that one of its
                     subsidiaries has preliminarily agreed to sell its interests in its Hudson Falls, New York waste-to-energy plant.

July 31, 2002        Foster  Wheeler  announced that in response to a question
                     raised during the Company's second quarter earnings
                     conference call, it was disclosed that under the terms of
                     its proposed new senior secured credit facility, the
                     Company will be required to continue to defer the dividend on the FW Preferred Capital Trust I - 9% Preferred
                     Securities.
August 16, 2002      Foster Wheeler announced that it had successfully  entered into a new credit facility, entered into a $40 million
                     receivables sale agreement that matures in August 2005, and replaced its previous lease financing facility associated
                     with its Clinton, New Jersey, headquarters complex.
August 19, 2002      Foster  Wheeler  announced  that it had revised its
                     earnings for three and six months ended June 28, 2002 for
                     the impact of goodwill accounting.
August 23, 2002      Foster  Wheeler   announced  that  its  director  and
                     senior vice president-human resources and administration
                     left the company to pursue other interests.
September 13, 2002   Foster  Wheeler  announced  that it amended  the Employment
                     Agreement with Raymond J. Milchovich, Chairman, President, and Chief Executive Officer.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FOSTER WHEELER LTD.
                                             -------------------
                                                (Registrant)



Date:  NOVEMBER 12, 2002                      /S/ RAYMOND J. MILCHOVICH
      ---------------------                  ------------------------------
                                             Raymond J. Milchovich
                                             Chairman, President and
                                             Chief Executive Officer





Date:  NOVEMBER 12, 2002                    /S/ JOSEPH T. DOYLE
      ---------------------                 -------------------------------
                                             Joseph T. Doyle
                                             Senior Vice President and
                                             Chief Financial Officer

                                 CERTIFICATIONS

I, Raymond J. Milchovich, certify that:

           1. I have reviewed this quarterly report on Form 10-Q of Foster Wheeler Ltd.;

           2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                              /S/ RAYMOND J. MILCHOVICH
                                              -------------------------
                                              Raymond J. Milchovich
                                              Chairman, President and
                                              Chief Executive Officer

           I, Joseph T. Doyle, certify that:

           1. I have reviewed this quarterly report on Form 10-Q of Foster Wheeler Ltd.;

           2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                               /S/ JOSEPH T. DOYLE
                                               -------------------
                                               Joseph T. Doyle
                                               Senior Vice President and
                                               Chief Financial Officer