Form 10-K/A
period 2001-12-28
FOSTER WHEELER LTD
filed 2002-11-18
CIK 1130385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-2

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

                               FOSTER WHEELER LTD.

                        2001 Form 10-K/A-2 Annual Report

                                Table of Contents

This Form 10-K/A-2 amends the Registrant's annual report on Form 10-K/A for the year ended December 28, 2001 as filed on November 12, 2002 to comply with the signature requirements of Rule 12b-15 of the Exchange Act and to provide updated certifications.


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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:
----------------------------------------------

See Note 22 to Financial Statements in this Form 10-K/A-2 (hereinafter referred to as "Form 10-K").

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

 Consolidated Balance Sheet at December 28, 2001 and
       December 29, 2000, Restated ......................................... 40

 Consolidated Statement of Changes in Shareholders' Equity (Deficit) for each of the three years in the period ended December 28, 2001, Restated... 41

 Consolidated Statement of Cash Flows for each of the three years in the period ended December 28, 2001, Restated......................... 42

 Notes to Consolidated Financial Statements.............................43 - 79

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
-----------------------------------------------------------------

To the Board of Directors of Foster Wheeler Ltd.:

Our audits of the consolidated financial statements referred to in our report dated January 29, 2002, except for Note 1 as to which the date is April 12, 2002 and the first paragraph of Note 2 and Note 25 as to which the date is November 12, 2002 appearing in this Annual Report on Form 10-K/A-2 (which report contains an explanatory paragraph regarding the Company's ability to continue as a going concern) also included an audit of the financial statement schedule listed in
Item 15(a)(2) of this Form 10-K/A-2. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PricewaterhouseCoopers LLP
Florham Park, New Jersey
January 29, 2002


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

Dated  November 18, 2002                    BY:     /S/ LISA FRIES GARDNER
       -----------------                    ---------------------------
                                                 Lisa Fries Gardner
                                                 Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of November 18, 2002, by the following persons on behalf of the Registrant, in the capacities indicated.


/S/ RAYMOND J. MILCHOVICH                 Director, Chairman of the Board
-------------------------                 President, and Chief Executive Officer
(Principal Executive Officer)

/S/ JOSEPH T. DOYLE                       Senior Vice President and
--------------------                      Chief Financial Officer
Joseph T. Doyle
(Principal Financial Officer and
Principal Accounting Officer)

/S/ BRIAN K. FERRAIOLI                     Vice President and Controller
----------------------
Brian K. Ferraioli

                                 CERTIFICATIONS

                     I, Raymond J. Milchovich, certify that:

                     1. I have reviewed this annual report on Form 10-K/A-2 of Foster Wheeler Ltd.;

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

           Date:  November 18, 2002

                                                      /S/ RAYMOND J. MILCHOVICH
                                                      Raymond J. Milchovich
                                                      Chairman, President and
                                                      Chief Executive Officer

                     I, Joseph T. Doyle, certify that:

                     1. I have reviewed this annual report on Form 10-K/A-2 of Foster Wheeler Ltd.;

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

           Date:  November 18, 2002

                                                       /S/ JOSEPH T. DOYLE
                                                       Joseph T. Doyle
                                                       Senior Vice President and
                                                       Chief Financial Officer