Form 10-Q/A
period 2002-06-30
FOSTER WHEELER LTD
filed 2002-11-19
CIK 1130385

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


                        FOR THE TRANSITION PERIOD FROM TO


                        COMMISSION FILE NUMBER 001-31305


                               FOSTER WHEELER LTD.
                               -------------------
             (Exact name of registrant as specified in its charter)


              BERMUDA                                         22-3802649
    -----------------------------------                ------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)


PERRYVILLE CORPORATE PARK, CLINTON, NJ                       08809-4000
--------------------------------------                 -----------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:    (908) 730-4000
                                                    ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,771,560 shares of the Company's common stock ($1.00 par value) were outstanding as of June 28, 2002.

                               FOSTER WHEELER LTD.

                                      INDEX



 Part I            Financial Information:

          Item 1 - Financial Statements:

                   Condensed Consolidated Balance Sheet at June 28, 2002 (Restated) and December 28, 2001 (Restated)

                   Condensed Consolidated Statement of Earnings and Comprehensive Income for the Three and Six Months Ended June 28, 2002 (Restated) and June 29, 2001 (Restated)

                   Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 28, 2002 (Restated) and June 29, 2001 (Restated)

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

 Part II            Other Information

          Item 1 - Legal Proceedings

          Item 4 - Submission of Matter to a Vote of Security Holders

          Item 6 - Exhibits and Reports on Form 8-K

 Signatures

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarterly period ended June 28, 2002 as filed on August 16, 2002. The Registrant's condensed consolidated financial statements are being revised to account for the assets, liabilities and results of operations associated with one of its postemployment benefit plans in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." See Note 16 for further discussion on this matter. Each item of the June 28, 2002 Form 10-Q as filed on August 16, 2002 that was affected by the revision has been amended and restated. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the revisions and such other changes as are required by applicable law.

PART I   FINANCIAL INFORMATION
     ITEM 1 -     FINANCIAL STATEMENTS



                      FOSTER WHEELER LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)
                             (Restated, See Note 1)
                                                                                     June 28, 2002       December 28, 2001
                                     ASSETS                                           (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents..............................................          $    344,024             $  224,020
     Short-term investments.................................................                   285                    271
     Accounts and notes receivable..........................................               831,147                946,344
     Contracts in process and inventories...................................               421,153                504,128
     Prepaid, deferred and refundable income taxes..........................                59,097                 52,084
     Prepaid expenses.......................................................                22,982                 27,529
                                                                                       -----------            -----------
         Total current assets...............................................             1,678,688              1,754,376
                                                                                       -----------            -----------
Land, buildings and equipment...............................................               728,912                728,012
Less accumulated depreciation...............................................               341,768                328,814
                                                                                       -----------            -----------
         Net book value.....................................................               387,144                399,198
                                                                                       -----------            -----------
Restricted cash.............................................................                40,594                      -
Notes and accounts receivable - long-term...................................                51,477                 65,373
Investment and advances.....................................................                84,144                 84,514
Goodwill, net...............................................................               126,806                200,152
Other intangible assets, net................................................                73,746                 74,391
Prepaid pension cost and related benefit assets.............................               134,228                131,865
Asbestos-related insurance recovery receivable..............................               479,146                437,834
Other assets................................................................               165,904                173,279
Deferred income taxes.......................................................                 5,266                  4,855
                                                                                       -----------            -----------
         TOTAL ASSETS.......................................................           $  3,227,143           $ 3,325,837
                                                                                       ============           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current installments on long-term debt.................................         $      42,685           $     12,759
     Bank loans.............................................................                20,821                 20,244
     Corporate and other debt...............................................                   -                  297,627
     Special-purpose project debt...........................................                   -                   75,442
     Subordinated Robbins exit funding obligations..........................                   -                  110,340
     Convertible subordinated notes.........................................                   -                  210,000
     Mandatory redeemable preferred securities of subsidiary trust holding
        solely junior subordinated deferrable interest debentures...........                   -                  175,000
     Accounts payable and accrued expenses..................................               694,434                777,768
     Estimated costs to complete long-term contracts........................               654,986                580,766
     Advance payments by customers..........................................                83,211                 65,417
     Income taxes...........................................................                61,934                 63,257
                                                                                       -----------            -----------
         Total current liabilities..........................................             1,558,071              2,388,620
                                                                                       -----------            -----------
Corporate and other debt less current installment...........................               346,992                    -
Special-purpose project debt less current installments......................               200,605                137,855
Deferred income taxes.......................................................                44,849                 40,486
Postretirement and other employee benefits other than pensions..............               168,798                168,149
Asbestos-related liability..................................................               444,291                445,370
Other long-term liabilities and minority interest...........................               177,950                174,901
Subordinated Robbins exit funding obligations less current installment......               108,865                    -
Convertible subordinated notes..............................................               210,000                    -
Mandatory redeemable preferred securities of subsidiary trust holding solely
     junior subordinated deferrable interest debentures.....................               175,000                    -
                                                                                       -----------            -----------
         TOTAL LIABILITIES..................................................             3,435,421              3,355,381
                                                                                       -----------            -----------
SHAREHOLDERS' EQUITY:
Common Stock................................................................                40,772                 40,772
Paid-in capital.............................................................               201,390                201,390
Retained earnings (deficit).................................................              (294,178)              (109,872)
Accumulated other comprehensive loss........................................              (156,262)              (161,834)
                                                                                       ------------           ------------
         TOTAL SHAREHOLDERS' EQUITY.........................................              (208,278)               (29,544)
                                                                                       ------------           ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................           $  3,227,143           $ 3,325,837
                                                                                       ============           ===========


See notes to condensed consolidated financial statements.



                      FOSTER WHEELER LTD. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
               (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)
                             (Restated, See Note 1)

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               ------------------              ----------------
                                                           JUNE 28, 2002   JUNE 29, 2001  JUNE 28, 2002  JUNE 29, 2001
                                                           -------------   -------------  -------------  -------------
Revenues:
    Operating revenues ..................................   $   944,334    $ 826,882    $ 1,739,743    $ 1,509,525
    Other income ........................................        14,567       13,301         25,187         28,893
                                                            -----------    ---------    -----------    -----------

    Total revenues ......................................       958,901      840,183      1,764,930      1,538,418
                                                            -----------    ---------    -----------    -----------

Costs and expenses:
    Cost of operating revenues ..........................       895,547      742,461      1,607,479      1,350,146
    Selling, general and administrative expenses ........        57,706       60,359        111,964        112,471
    Other deductions/minority interest ..................        67,392       13,135        105,641         21,016
    Interest expense ....................................        15,053       15,434         31,957         32,262
    Dividends on preferred security of subsidiary trust .         4,104        3,938          8,116          7,875
                                                            -----------    ---------    -----------    -----------

    Total costs and expenses ............................     1,039,802      835,327      1,865,157      1,523,770
                                                            -----------    ---------    -----------    -----------

(Loss)/earnings before income taxes .....................       (80,901)       4,856       (100,227)        14,648
Provision for income taxes ..............................         4,695        4,532         10,579          6,684
                                                            -----------    ---------    -----------    -----------

Net (loss)/earnings prior to cumulative effect of a
change in accounting principle...........................       (85,596)         324       (110,806)         7,964
Cumulative effect on prior years (to December 28, 2001)
of a change in accounting principle for goodwill, net of $0
    tax .................................................          --           --          (73,500)          --
                                                            -----------    ---------    -----------    -----------


Net (loss)/earnings .....................................       (85,596)         324       (184,306)         7,964


Other comprehensive loss:
    Foreign currency translation adjustment .............        18,683       (5,127)         9,406        (22,843)
    Change in unrealized losses on derivative
        instruments, net of tax..........................          --         (3,185)        (1,679)        (8,830)
    Reclassification of unrealized gain on derivative
       instruments to earnings ..........................          (456)      (1,255)        (2,155)        (1,955)
    Cumulative effect on prior year (to December 29, 2000)
       of change in accounting principle for derivatives,
       net of tax .......................................          --           --             --            6,300
                                                            -----------    ---------    -----------    -----------


Comprehensive loss ......................................   $   (67,369)   $  (9,243)   $  (178,734)   $   (19,364)
                                                            ===========    =========    ===========    ===========



                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 ------------------          ----------------
                                                             JUNE 28, 2002  JUNE 29, 2001 JUNE 28, 2002 JUNE 29, 2001
                                                             -------------  ------------- ------------- -------------
(Loss)/earnings per share:
    Basic:
       Net (loss)/earnings prior to cumulative effect of
          a change in accounting principle .............        $  (2.09)     $   0.01     $  (2.71)     $   0.19
       Cumulative effect on prior years (to December 28,
            2001) of a change in accounting principle
            for goodwill ...............................         --            --             (1.79)      --
                                                                --------      --------     --------      --------

       Net (loss)/earnings .............................        $  (2.09)     $   0.01     $  (4.50)     $   0.19
                                                                ========      ========     ========      ========


    Diluted:
       Net (loss)/earnings prior to cumulative effect of
            a change in accounting principle ...........        $  (2.09)     $   0.01     $  (2.71)     $   0.19
       Cumulative effect on prior years (to December 28,
            2001) of a change in accounting principle
            for goodwill ...............................         --            --             (1.79)      --
                                                                --------      --------     --------      --------
       Net (loss)/earnings .............................        $  (2.09)     $   0.01     $  (4.50)     $   0.19
                                                                ========      ========     ========      ========



Shares outstanding (in thousands):
    Basic: weighted average number of shares outstanding          40,945        40,891       40,932        40,863
    Diluted: effect of share options ....................           --             360         --             335
                                                              ----------    ----------   ----------    ----------

    Total diluted .......................................         40,945        41,251       40,932        41,198
                                                              ==========    ==========   ==========    ==========

Cash dividends paid per common share ....................     $     --      $    0.06    $     --      $     0.12
                                                              ==========    ==========   ==========    ==========



See notes to condensed consolidated financial statements.



                      FOSTER WHEELER LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)
                             (Restated, See Note 1)

                                                                                         SIX MONTHS ENDED
                                                                                         ----------------
                                                                                  JUNE 28, 2002        JUNE 29, 2001
                                                                                 -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/earnings...........................................                 $     (184,306)          $   7,964
Adjustments to reconcile net earnings to cash flows from
    operating activities:
    Cumulative effect of a change in accounting principle.....                         73,500                -
    Depreciation and amortization.............................                         22,703              27,823
    Deferred tax..............................................                          3,655                 505
    Provision for loss on sale of two waste-to-energy plants..                         50,800                -
    Dividends on Preferred Trust securities...................                          8,116                -
    Equity loss/(earnings), net of dividends..................                          2,999                 (85)
    Other.....................................................                          1,611               6,187
Changes in assets and liabilities:
    Receivables...............................................                         62,674             (26,076)
    Contracts in process and inventories......................                         76,091             (36,402)
    Accounts payable and accrued expenses.....................                       (110,730)            (82,072)
    Estimated costs to complete long-term contracts...........                         64,666             (25,944)
    Advance payments by customers.............................                         13,706               3,044
    Income taxes..............................................                         (4,504)             (5,004)
    Other assets and liabilities..............................                          3,971             (11,320)
                                                                               --------------          -----------
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES                                       84,952            (141,380)
                                                                               --------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash.....................................                        (40,594)               -
Capital expenditures..........................................                        (10,940)            (16,333)
Proceeds from sale of properties..............................                          1,170              37,705
(Increase)/decrease in investments and advances...............                         (1,567)              9,178
Increase in short-term investments............................                              4                 361
                                                                               ---------------    ----------------
NET CASH (USED)/PROVIDED BY INVESTING ACTIVITIES                                      (51,927)             30,911
                                                                               ---------------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend to stockholders......................................                        -                    (4,888)
Distributions to minority shareholder.........................                         (2,061)             (1,367)
Repurchase of common stock....................................                        -                       (37)
Proceeds from exercise of stock options.......................                        -                       627
Proceeds from convertible subordinated notes, net.............                        -                   202,912
Increase/(decrease) in short-term debt........................                            299             (74,273)
Proceeds from long-term debt..................................                         69,118              78,271
Repayment of long-term debt...................................                         (5,044)           (131,440)
                                                                               ---------------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              62,312              69,805
                                                                               --------------          ----------

Effect of exchange rate changes on cash and cash equivalents..                         24,667             (15,680)
                                                                               --------------          -----------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                      120,004             (56,344)
Cash and cash equivalents at beginning of year................                        224,020             191,893
                                                                               --------------          ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   344,024            $135,549
                                                                               ===============         ==========

Cash paid during period:
Interest (net of amount capitalized)..........................                 $       16,125           $  32,775
                                                                               --------------           ---------
Income taxes..................................................                 $        5,080           $  10,230
                                                                               --------------           ---------



See notes to condensed consolidated financial statements.

                      FOSTER WHEELER LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. Subsequent to the filing of Foster Wheeler Ltd.'s Form 10-Q for the quarterly period ended June 28, 2002, management determined that the assets, liabilities and results of operations associated with one of its benefit plans were not accounted for in accordance with SFAS 112, "Employers' Accounting for Postemployment Benefits." The condensed consolidated balance sheets as of June 28, 2002 and December 28, 2001 and the condensed consolidated statements of earnings and comprehensive income for the three and six month periods ended June 28, 2002 and June 29, 2001 and the condensed consolidated statements of cash flows for the six month periods ended June 28, 2002 and June 28, 2001 have been revised to account for such benefit plan in accordance with SFAS 112. See Note 16.

         The condensed consolidated balance sheet as of June 28, 2002, as restated, and the related condensed consolidated statements of earnings and comprehensive income for the three and six month periods ended June 28, 2002, as restated, and June 29, 2001, as restated, and condensed consolidated statement of cash flows for the six months ended June 28, 2002, as restated, and June 29, 2001, as restated, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in Foster Wheeler Ltd.'s Annual Report on Form 10-K/A-2 for the fiscal year ended December 28, 2001 filed with the Securities and Exchange Commission on November 18, 2002 (hereinafter referred to as the "2001 Form 10-K"). The condensed consolidated balance sheet as of December 28, 2001, as restated, has been derived from the audited consolidated balance sheet included in the 2001 Form 10-K. A summary of Foster Wheeler's significant accounting policies of Foster Wheeler Ltd. (hereinafter referred to as "Foster Wheeler" or the "Company") include the following:

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

         Subsequent to June 28, 2002, the Company has also completed a receivables sale arrangement for $40,000. This arrangement will be accounted for as a financing and expires in August 2005.

         As a result of finalizing the Senior Credit Facility, the sale/leaseback arrangement and the receivables sale arrangement, the Company has reclassified $834,000 of it debts as long term that had been classified as current liabilities as of December 28, 2001.

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

6.       Interest income and cost for the following periods are:


                      THREE MONTHS ENDED               SIX MONTHS ENDED
                 JUNE 28, 2002  JUNE 29, 2001  JUNE 28, 2002      JUNE 29, 2001
                 -------------  -------------  -------------      -------------

Interest Income   $   2,996       $  2,834      $   4,723         $      6,272
                  ==========      ========      =========         ============
Interest Cost     $   19,463      $ 19,557      $  40,617         $     40,452
                  ==========      ========      =========         ============

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

         As of June 28, 2002 and December 28, 2001, the Company had unamortized goodwill of $126,806 and $200,152. The reduction in goodwill is due to the $73,500 of impairment losses discussed below, offset by foreign currency translation adjustments of $154. In accordance with SFAS No. 142, the Company is no longer amortizing goodwill. The Company recognized $73,500 of impairment losses during the six-month period ended June 28, 2002 related to the goodwill as a cumulative effect of a change in accounting principle. Of this total, $24,800 was associated with a waste-to-energy facility included in the operations of the Energy Group. The fair value of the facility was estimated using the expected present value of future cash flows. The remaining $48,700 relates to a reporting unit in the Engineering and Construction Group. An impairment of the goodwill on this subsidiary was initially determined based upon its market value. Based upon the market value of this reporting unit, it was determined under step one that a potential impairment existed. The Company then completed step two and determined that a full write down of the goodwill was required. All of the other reporting units were also subjected to the first step of the goodwill impairment test. One further reporting unit in the Energy Group has been determined to have potential goodwill impairment as a result of the calculations performed under step one. A write-down has not been taken on this reporting unit since the step two valuation has not yet been finalized. The Company anticipates finalizing the step two calculations in the third quarter of 2002 and will record any impairment at that time. The amount of goodwill related to this reporting unit amounts to approximately $77,000. Management estimates it is reasonably likely that a substantial amount of this goodwill may be impaired.

         As of December 29, 2001, the Company had unamortized identifiable intangible assets of $74,391. The following table details amounts relating to those assets as of June 28, 2002.



                                        As of June  28,                 As of December 28,
                                           2002                               2001
                        ---------------------------- ------------------- ------------------------------
                         Gross Carrying        Accumulated       Gross Carrying        Accumulated
                             Amount            Amortization          Amount           Amortization
                        ------------------- ------------------- ------------------ --------------------
        Patents          $     35,421          $    (11,078)     $      34,994        $    (10,197)
        Trademarks             59,944               (10,541)            59,266              (9,672)
                         ------------          -------------     -------------        -------------
              Total      $     95,365          $    (21,619)     $      94,260        $    (19,869)
                         -------------         -------------     -------------        -------------

         Amortization expense related to patents and trademarks for the six-month period ended June 28, 2002 was $1,750. Amortization expense is expected to approximate $3,500 each year in the next five years.

         The following table presents the prior year reported amounts adjusted to eliminate the effect of goodwill amortization in accordance with SFAS No. 142.




                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                              JUNE 28, 2002      JUNE 29, 2001     JUNE 28, 2002     JUNE 29, 2001
                                              -------------      -------------     -------------     -------------
        Reported net (loss)/earnings           $    (85,596)      $       324      $   (184,306)       $   7,964
        Add back: goodwill amortization                                 1,342                              2,685
                                               ------------       -----------      ------------        ---------
        Adjusted net (loss)/earnings           $    (85,596)      $     1,666      $   (184,306)       $  10,649
                                               --------------     -----------      -------------       ---------

        Basic Earnings Per Share:
        Reported Net Income                                       $      0.01                           $   0.19
        Goodwill Amortization                                     $      0.03                           $   0.06
                                                                  ------------                          --------
        Adjusted Net Income                                       $      0.04                           $   0.25
                                                                  ------------                          --------
        Diluted Earnings per Share:
        Reported Net Income                                       $      0.01                           $   0.19
        Goodwill Amortization                                     $      0.03                           $   0.06
                                                                  ------------                          ---------
        Adjusted Net income                                       $      0.04                           $   0.25
                                                                  ------------                          ---------



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

         As of June 28, 2002, the Company has recorded a liability related to probable losses on asbestos-related insurance claims of approximately $479,000, of which approximately $35,000 is considered short-term. The Company has recorded an asset of $525,000 relating to probable insurance recoveries of which the Company has funded approximately $60,000 as of June 28, 2002. In addition to the $479,000 shown separately in the balance sheet, approximately $46,000 is recorded in accounts and notes receivables. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending proceeding with certain insurers, as well as recoveries under a funding arrangement with other insurers, which has been in place since 1993. The total liability recorded is comprised of an estimated liability relating to open (outstanding) claims of approximately $279,000 and an estimated liability relating to future unasserted claims of approximately $200,000. These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type; and the breakdown of known and future claims into disease type. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. The defense costs and indemnity payments are expected to be incurred over the next eight years during which period new claims are expected to decline from year to year. The Company believes that there will be a substantial reduction in the number of new claims filed after 2008 although there are no assurances this will be correct. Historically, the Company's defense costs have represented approximately 23% of total costs. Through June 28, 2002, total indemnity costs paid were approximately $282,000 and total defense costs paid were approximately $87,000.

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

 9. Changes in equity for the six months ended June 28, 2002, as restated, were as follows:



                                                                                                         ACCUMULATED
                                                                                                           OTHER          TOTAL
                                                            COMMON STOCK        PAID-IN      RETAINED    COMPREHENSIVE SHAREHOLDERS'
                                                       SHARES         AMOUNT    CAPITAL      EARNINGS       LOSS         EQUITY
                                                       ------         ------    -------      --------      ----          ------

Balance December 28, 2001, Restated                   40,771,560   $  40,772  $   201,390  $   (109,872) $  (161,834)  $ (29,544)

Net loss                                                                                       (184,306)                 (184,306)

Foreign currency translation adjustment                                                                        9,406       9,406

Reclassification of unrealized gain of derivative
instruments to earnings                                                                                       (3,834)     (3,834)
                                                   -------------  ----------------------  ------------   ------------   ----------


Balance June 28, 2002                                 40,771,560   $  40,772  $   201,390  $   (294,178) $ (156,262)  $ (208,278)
                                                   =============   =========  ===========  ============  ===========  ===========



10.      Major Business Groups

                                                        Three Months Ended              Six Months Ended
                                                    June 28,2002  June 29, 2001   June 28, 2002  June 29,2001
                                                    ------------  -------------   -------------  ------------
                                                     (Restated)   (Restated and   (Restated)    (Restated and
                                                                  Reclassified)                  Reclassified)

ENGINEERING & CONSTRUCTION (E&C) (6)
       Revenues                                    $   560,167    $ 464,134    $   981,302    $   894,504
       Gross earnings from operations                    6,015       45,226         46,234         85,111
       Interest expense                                   (251)         907           (569)           940
       (Loss)/earnings before income taxes and
         cumulative effect of a change in
       accounting principle for goodwill (1) (2)       (13,237)      17,223          7,265         36,435

ENERGY (6)
       Revenues                                      $ 411,916    $ 385,005    $   799,336    $   666,822
       Gross earnings from operations                   43,955       38,696         87,265         73,528
       Interest expense                                  4,357        6,263         11,738         12,554
       (Loss)/earnings before income taxes and
         cumulative effect of a change in
         accounting principle for goodwill (1)(2)(3)   (18,197)      11,120        (19,971)        20,461

CORPORATE AND FINANCIAL SERVICES (C&F) (5)
       Revenues                                      $ (13,182)   $  (8,956)   $   (15,708)   $   (22,908)
       Gross earnings from operations                   (1,182)         498         (1,235)           740
       Interest expense (4)                             15,051       12,202         28,904         26,643
       Loss before income taxes and cumulative
         effect of a change in accounting
       principle for goodwill                          (49,467)     (23,487)       (87,521)       (42,248)

TOTAL
       Revenues                                      $ 958,901    $ 840,183    $ 1,764,930    $ 1,538,418
       Gross earnings from operations                   48,788       84,420        132,264        159,379
       Interest expense (4)                             19,157       19,372         40,073         40,137
       (Loss)/earnings before income taxes
         and accounting change                         (80,901)       4,856       (100,227)        14,648
       Provision (benefit) for income taxes              4,695        4,532         10,579          6,684
       Net (loss)/earnings prior to
         cumulative effect of a change in
       accounting principle                            (85,596)         324       (110,806)         7,964
       Cumulative effect on prior years of a
         change in accounting principle for
       goodwill (7)                                       --           --          (73,500)          --
                                                     ---------    ---------    -----------    -----------

       Net (loss)/earnings                           $ (85,596)   $     324    $  (184,306)   $     7,964
                                                     =========    =========    ===========    ===========

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
(7)      Includes a provision for goodwill impairment of $48,700 for E&C and $24,800 for Energy.

         Operating revenues by industry segment for the periods ending June 28, 2002 and June 29, 2001 were as follows:



                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                 ------------------                       ----------------
                                         JUNE 28, 2002       JUNE 29, 2001        JUNE 28, 2002       JUNE 29, 2001
                                         -------------       -------------        -------------       -------------
Power                                    $     431,571        $     383,950        $     812,303      $      673,878
Oil and gas/refinery                           247,081              187,715              405,168             365,232
Pharmaceutical                                 105,807              121,079              181,152             192,096
Chemical                                        37,935               59,031               76,571             106,050
Environmental                                   88,856               90,760              173,624             168,135
Power production                                35,989               42,606               69,886              92,945
Eliminations and other                          (2,905)             (58,259)              21,039             (88,811)
                                         --------------       --------------       -------------      ---------------
     Total Operating Revenues            $     944,334        $     826,882        $   1,739,743      $    1,509,525
                                         =============        =============        =============      ==============


11.       Condensed Consolidating Financial Information



          The following represents summarized condensed consolidating financial information as of June 28, 2002, as restated, and December 28, 2001, as restated, with respect to the financial position, and for the six months ended June 28, 2002, as restated, and June 29, 2001, as restated, for results of operations and cash flows of the Company and its 100% owned and majority-owned subsidiaries. As a result of the reorganization on May 25, 2001 Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the Company's 6.75% notes due November 15, 2005 (the "Notes"). Foster Wheeler USA Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Power Group, Inc. formerly known as Foster Wheeler Energy International, Inc., Foster Wheeler International Holdings, Inc., Foster Wheeler Ltd., Foreign Holdings Ltd., and Foster Wheeler Inc. issued guarantees in favor of the holders of the Notes or otherwise assumed the obligations under the indenture governing the Notes. Each of the guarantees is full and unconditional and joint and several. In May and June 2001, the Company issued 6.5% Convertible Subordinated Notes (Convertible Notes) due in 2007. The Convertible Notes are fully and unconditionally guaranteed by Foster Wheeler LLC. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Company.

          The comparative statements for December 28, 2001, as restated, and June 29, 2001, as restated, with respect to the financial position, results of operations and cash flows were revised to conform to the current financial presentation.



                               FOSTER WHEELER LTD.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  June 28, 2002
                            (In Thousands of Dollars)
                                   (Restated)
                                                                                            Non-Guarantor
                                              Foster Wheeler   Foster Wheeler    Guarantor   Subsidiaries
                 Assets                            Ltd.             Llc         Subsidiaries              Eliminations Consolidated
                 -----                        --------------   -------------   ------------   ----------- -----------  ------------

Current assets .................................... $    --     $ 197,958    $  822,512   $1,605,663   $  (947,445)   $ 1,678,688
Investment in subsidiaries ........................  (205,689)   (275,718)    1,259,206      591,537    (1,285,192)        84,144
Land, buildings & equipment (net) .................      --          --          18,290      374,369        (5,515)       387,144
Notes and accounts receivable - long-term .........      --       595,655        93,921      837,253    (1,475,352)        51,477
Intangible assets (net) ...........................      --          --         239,862      297,630      (336,940)       200,552
Other non-current assets ..........................      --        15,206       632,050      160,256        17,626        825,138
                                                    ---------   ---------    ----------   ----------   -----------    -----------
TOTAL ASSETS ...................................... $(205,689)  $ 533,101    $3,065,841   $3,866,708   $(4,032,818)   $ 3,227,143
                                                    =========   =========    ==========   ==========   ===========    ===========

   LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities ............................... $   2,589   $  16,379    $1,168,224   $1,331,790   $  (960,911)   $ 1,558,071
Long-term debt ....................................      --       340,000       238,812    1,447,278    (1,478,493)       547,597
Other non-current liabilities .....................      --          --         993,963       43,692      (201,767)       835,888
Subordinated Robbins Obligations ..................      --          --         108,865         --            --          108,865
Convertible debt ..................................      --       210,000          --           --            --          210,000
Preferred trust securities ........................      --       175,000          --           --            --          175,000
                                                    ---------   ---------    ----------   ----------   -----------    -----------
TOTAL LIABILITIES .................................     2,589     741,379     2,509,864    2,822,760    (2,641,171)     3,435,421
TOTAL SHAREHOLDERS' EQUITY ........................  (208,278)   (208,278)      555,977    1,043,948    (1,391,647)      (208,278)
                                                    ---------   ---------    ----------   ----------   -----------    -----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY ........................... $(205,689)  $ 533,101    $3,065,841   $3,866,708   $(4,032,818)   $ 3,227,143
                                                    =========   =========    ==========   ==========   ===========    ===========




                               FOSTER WHEELER LTD.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                December 28, 2001
                            (In Thousands of Dollars)
                             (Revised and Restated)

                 ASSETS                                                                     Non-Guarantor
                 ------                           Foster Wheeler Foster Wheeler Guarantor   Subsidiaries
                                                       Ltd.         Llc         Subsidiaries            Eliminations   Consolidated
                                                       ----         ---         ------------ ---------- ------------   ------------

Current assets .................................... $    --      $ 121,298    $1,085,669   $1,644,843   $(1,097,434)   $ 1,754,376
Investment in subsidiaries ........................   (26,989)     (94,938)    1,327,480      566,982    (1,688,021)        84,514
Land, buildings & equipment (net) .................      --           --          23,548      381,367        (5,717)       399,198
Notes and accounts receivable - long-term .........      --        595,655        46,062      844,730    (1,421,074)        65,373
Intangible assets (net) ...........................      --           --         239,862      374,335      (339,654)       274,543
Other non-current assets ..........................      --         15,962       554,787      183,480        (6,396)       747,833
                                                    ---------    ---------    ----------   ----------   -----------    -----------


TOTAL ASSETS ...................................... $ (26,989)   $ 637,977    $3,277,408   $3,995,737   $(4,558,296)   $ 3,325,837
                                                    =========    =========    ==========   ==========   ===========    ===========
   LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities ............................... $   2,555    $ 667,521    $1,334,268   $1,485,639   $(1,101,363)   $ 2,388,620
Long-term debt ....................................      --           --         236,104    1,334,581    (1,432,830)       137,855
Other non-current liabilities .....................      --           --         989,443       62,902      (223,439)       828,906
Subordinated Robbins Obligations ..................      --           --            --           --            --             --
Convertible debt ..................................      --           --            --           --            --             --
Preferred trust securities ........................      --           --            --           --            --             --
                                                    ---------    ---------    ----------   ----------   -----------    -----------

TOTAL LIABILITIES .................................     2,555      667,521     2,559,815    2,883,122    (2,757,632)     3,355,381
TOTAL SHAREHOLDERS' EQUITY ........................   (29,544)     (29,544)      717,593    1,112,615    (1,800,664)       (29,544)
                                                    ---------    ---------    ----------   ----------   -----------    -----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY ........................... $ (26,989)   $ 637,977    $3,277,408   $3,995,737   $(4,558,296)   $ 3,325,837
                                                    =========    =========    ==========   ==========   ===========    ===========



                               FOSTER WHEELER LTD.
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                         Six Months Ended June 28, 2002
                            (In Thousands of Dollars)
                                   (Restated)

                                                                                         Non-guarantor
                                      Foster Wheeler    Foster Wheeler      Guarantor     Subsidiaries
                                           Ltd.               Llc         Subsidiaries                  Eliminations    Consolidated
                                      --------------    --------------      ---------     ------------  ------------    ------------

 Operating revenues.................   $                 $               $   432,081     $ 1,428,948    $ (121,286)    $  1,739,743
 Other income.......................          -               27,456          11,792          46,625       (60,686)          25,187
                                       ------------      -----------     -----------     -----------    -----------    ------------
     Revenues.......................         -                27,456         443,873       1,475,573      (181,972)       1,764,930

 Cost of operating revenues.........         -                -              422,696       1,306,069      (121,286)       1,607,479
 Selling, general and administrative
     expenses.......................         -                -               50,943          61,021          -             111,964
 Other deductions and minority
     interest*.......................             54          28,700          50,081         127,565       (60,686)         145,714
 Equity in net losses of
      subsidiaries..................        (184,271)       (186,352)        (50,460)          -           421,083            -
                                       --------------    ------------     ----------     ------------   ----------     ------------

 Loss before income
      taxes.........................        (184,325)       (187,596)       (130,307)        (19,082)      421,083         (100,227)
 (Benefit)/provision for income
      taxes.........................             (19)           (435)         28,456         (17,423)        -               10,579
                                       --------------    ------------     ----------     ------------   ----------     ------------
 Net loss prior to cumulative effect
  of a change in accounting principle.      (184,306)       (187,161)       (158,763)        ( 1,659)      421,083         (110,806)
 Cumulative effect on prior years of a
     change in accounting principle
     for goodwill, net of $0 tax....                                                         (73,500)                       (73,500)
                                       -------------     -----------      ----------     ------------   ----------     -------------
 Net loss**...........................      (184,306)       (187,161)       (158,763)        (75,159)      421,083         (184,306)

 Other comprehensive (loss)/income:
     Foreign currency translation
     adjustment.....................           9,406           9,406           9,406          13,515       (32,327)           9,406

 Net (loss)/gain on derivative
     adjustment.....................          (3,834)         (3,834)         (3,834)            284         7,384           (3,834)
                                       --------------    ------------   -------------    ------------    ----------    -------------
 instruments....................

 Comprehensive loss                    $    (178,734)    $  (181,589)   $   (153,191)    $   (61,360)   $  396,140     $   (178,734)
                                       ==============    ============   =============    ============   ==========     =============

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


                               FOSTER WHEELER LTD.
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                        Three Months Ended June 28, 2002
                            (In Thousands of Dollars)
                                   (Restated)

                                                                                          Non-Guarantor
                                         Foster Wheeler    Foster Wheeler    Guarantor    Subsidiaries
                                              Ltd.               LLC        Subsidiaries  ------------    Eliminations  Consolidated
                                              ----        -      ---        ------------                  ------------  ------------
 Operating revenues.................       $     -         $    -         $   228,018    $   792,924     $  (76,608)   $    944,334
 Other income.......................             -              10,903         (4,527)        38,201        (30,010)         14,567
                                           ------------    -----------    ------------   -----------     -----------   ------------
     Revenues.......................             -              10,903        223,491        831,125       (106,618)        958,901

 Cost of operating revenues.........             -              -             233,389        738,766        (76,608)        895,547
 Selling, general and administrative
     expenses.......................             -              -              27,583         30,123           -             57,706
 Other deductions and minority
     interest*.......................                 25        14,025         30,722         71,787        (30,010)         86,549
 Equity in net losses of
      subsidiaries..................             (85,580)      (85,422)       (39,470)         -            210,472           -
                                           --------------  ------------    -----------   -----------     ----------     -----------

 Loss before income
      taxes.........................             (85,605)      (88,544)      (107,673)        (9,551)       210,472         (80,901)
 (Benefit)/provision for income
      taxes.........................                  (9)          (93)        23,678        (18,881)         -               4,695
                                           --------------  ------------    ----------    ------------    ----------    ------------
 Net loss prior to cumulative effect
 of a change in accounting principle             (85,596)      (88,451)      (131,351)         9,330        210,472         (85,596)

 Cumulative effect on prior years of a
     change in accounting principle
     for goodwill, net of $0 tax....              -             -               -              -              -               -
                                           -------------    -----------     ----------    -----------     ----------    --------

 Net loss**...........................           (85,596)      (88,451)      (131,351)         9,330        210,472         (85,596)

 Other comprehensive (loss)/income:
     Foreign currency translation
     adjustment.......................             18,683       18,683         18,683         23,932        (61,298)         18,683
 adjustment...................
 Net (loss)/gain on derivative
     instruments....................                (456)        (456)           (456)         3,642         (2,730)           (456)
                                           --------------  -----------   -------------   -----------    -----------   --------------

 Comprehensive (loss)/earnings             $     (67,369)  $   (70,224)  $   (113,124)   $    36,904     $  146,444    $    (67,369)
                                           ==============  ============  =============   ===========     ==========    =============

* Includes interest expense and dividends on preferred securities of $19,157. ** Includes the following pre-tax special charges 1) write-downs of $31,800 related to assets in process of being sold; 2) claim write-downs of $47,900;
   3) others including refinancing efforts, performance intervention activities and employee severance of $29,050; and 4) offset by the gains on foreign exchange contracts of $20,700.


                               FOSTER WHEELER LTD.
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                         Six Months Ended June 29, 2001
                            (In Thousands of Dollars)
                             (Revised and Restated)

                                                                                         Non-Guarantor
                                      Foster Wheeler    Foster Wheeler     Guarantor     Subsidiaries
                                           Ltd.               LLC         Subsidiaries   ------------  Eliminations    Consolidated
                                      --------------    --------------    ------------                 ------------    -------------
 Operating revenues.................    $ -            $   -           $   380,579    $ 1,259,634       $ (130,688)   $  1,509,525
 Other income.......................      -               241,012           8,585         57,946         (278,650)         28,893
                                        --------       -----------     -----------    -----------       -----------   ------------
     Revenues.......................      -                241,012         389,164      1,317,580         (409,338)      1,538,418

 Cost of operating revenues.........      -                  -             365,856      1,114,978         (130,688)      1,350,146
 Selling, general and
     administrative expenses........      -                  7,895          30,176         74,400             -            112,471
 Other deductions and minority
     interest*.......................          66           29,326           8,291         73,314          (49,844)         61,153
 Equity in net gain/(loss) of
      subsidiaries..................        8,007           28,330        (268,560)         -              232,223           -
                                        ---------      -----------      -----------   -----------       ----------    --------

 Earnings/(loss) before income
      taxes.........................        7,941          232,121        (283,719)        54,888            3,417          14,648
 (Benefit)/provision for income
      taxes.........................          (23)          (8,284)        (79,652)        94,643            -               6,684
                                        ----------     ------------     -----------   -----------       ----------    ------------

 Net earnings/(loss)**...............         7,964        240,405        (204,067)       (39,755)           3,417           7,964

 Other comprehensive (loss)/income:
     Foreign currency translation
     adjustment.....................      (22,843)         (22,843)        (22,843)       (27,496)          73,182         (22,843)
 Net (loss)/earnings on derivative
     instruments....................
                                           (4,485)          (4,485)         (4,485)       (10,194)          19,164          (4,485)
                                        ----------     -------------------------------------------      ----------   --------------

 Comprehensive loss                     $ (19,364)     $   213,077    $   (231,395)   $   (77,445)      $   95,763    $    (19,364)
                                        ==========     ===========    =============   ============      ==========    =============

* Includes interest expense and dividends on preferred securities of $40,137. ** Includes $5,000 pre-tax loss on sale of a hydrogen plant.


                               FOSTER WHEELER LTD.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                         Six Months Ended June 28, 2002
                            (In Thousands of Dollars)
                                   (Restated)

                                           Foster           Foster
                                           Wheeler        Wheeler       Guarantor       Non-guarantor
                                            Ltd.            Llc        Subsidiaries     Subsidiaries   Eliminations   Consolidated
                                            ----            ---        ------------     ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES                     $   (54)    $    11,080     $  (30,463)    $      125,052     $  (20,663)   $    84,952
                                            --------    -----------     -----------    --------------     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash                      -             -             (39,687)              (907)          -           (40,594)

Capital expenditures                           -              -               (356)           (10,584)         -            (10,940)
Proceeds from sale of properties               -              -              -                  1,170          -              1,170
(Increase)/decrease in investment and
   advances                                    -              -             15,598            (26,236)         9,071         (1,567)
Decrease in short-term investments             -              -              -                      4          -                  4
Other                                          -              -              -                    653         (2,714)        (2,061)
                                            -------     -----------     ----------     --------------     -----------   ------------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES                        -              -            (24,445)           (35,900)         6,357        (53,988)
                                            -------     -----------     -----------    ---------------    ----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to Common Shareholders               -              -              -                (13,562)        13,562           -
Increase/(decrease) in short-term debt         -              -              -                    299          -                299
Proceeds from long-term debt                   -             70,000          -                   (882)         -             69,118
Repayment of long-term debt                    -              -              -                 (5,044)         -             (5,044)
Other                                            54         (81,080)       151,589            (73,330)         2,767           -
                                          ---------     ------------    ----------    ----------------    ----------    --------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES                          54         (11,080)       151,589            (92,519)        16,329         64,373
                                          ---------     ------------    ----------     ---------------    ----------    -----------

Effect of exchange rate changes on
   cash and cash equivalents                   -              -              -                 26,690         (2,023)        24,667
                                          ---------     -----------     ----------     --------------     -----------   -----------

INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                 -              -             96,681             23,323          -            120,004
Cash and cash equivalents,
beginning of period                            -              -             25,693            198,327          -            224,020
                                          ---------     -----------     ----------     --------------     ----------    -----------
CASH AND CASH EQUIVALENTS, END OF
   YEAR                                   $    -        $     -         $  122,374    $       221,650     $    -        $   344,024
                                          =========     ===========     ==========    ===============     ==========    ===========




                               FOSTER WHEELER LTD.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                         Six Months Ended June 29, 2001
                            (In Thousands of Dollars)
                                   (Restated)

                                          Foster           Foster
                                          Wheeler          Wheeler      Guarantor       Non-guarantor
                                           Ltd.            Llc         Subsidiaries     Subsidiaries     Eliminations Consolidated
                                           ----            ---         ------------     ------------     ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES                    $  2,446    $  (150,302)    $   40,338     $      137,343     $ (171,205)   $  (141,380)
                                           --------    ------------    ----------     --------------     -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                          -             (2,346)          (703)           (13,284)         -            (16,333)
Proceeds from sale of properties              -              -              -                 37,705          -             37,705
(Increase)/decrease in investment and                                                                         -
   advances                                   -              -                  2              9,176                         9,178
Decrease in short-term investments            -              -              -                    361          -                361
Other                                         -              -              -                 (1,367)         -             (1,367)
                                           --------    ------------    ----------     ---------------    ----------    ------------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES                       -             (2,346)          (701)            32,591          -             29,544
                                           --------    ------------    -----------    --------------     ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to Common Shareholders            (2,446)         (2,442)       (70,000)          (162,055)       232,055         (4,888)
Increase/(decrease) in short-term debt        -              -              -                (74,273)         -            (74,273)
Proceeds from Convertible Bonds, net          -            202,912          -                   -             -            202,912
Proceeds from long-term debt                  -             78,250       (361,250)           361,271          -             78,271
Repayment of long-term debt                   -           (126,662)         -                 (4,778)         -           (131,440)
Other                                         -                590        360,096           (295,877)       (64,219)           590
                                           --------    -----------     ----------     ---------------    -----------   -----------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES                      (2,446)       152,648        (71,154)          (175,712)       167,836         71,172
                                          ----------   -----------     -----------    ---------------    ----------    -----------

Effect of exchange rate changes on
   cash and cash equivalents                  -              -              -                (19,049)         3,369        (15,680)
                                          ---------    -----------     ----------     ---------------    ----------    ------------

INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                -              -            (31,517)           (24,827)         -            (56,344)
Cash and cash equivalents,
beginning of year                             -              -             33,162            158,731          -            191,893
                                          ---------    -----------     ----------     --------------     ----------    -----------
CASH AND CASH EQUIVALENTS, END OF
   YEAR                                   $   -        $     -         $    1,645     $      133,904     $    -        $   135,549
                                          =========    ===========     ==========     ==============     ==========    ===========



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



                                                    JUNE 28, 2002                  DECEMBER 28, 2001
                                                    -------------                  -----------------
                                              ITALIAN            CHILEAN        ITALIAN           CHILEAN
BALANCE SHEET DATA:                           PROJECTS           PROJECT        PROJECTS          PROJECT
-------------------                           --------           -------        --------          -------
Current assets                              $   82,956         $   16,232     $   75,942        $   23,301
Other assets (primarily buildings
     and equipment)                            336,679            221,137        311,584           227,019
Current liabilities                             18,415             14,204         12,487            14,747
Other liabilities (primarily long-
     term debt)                                341,846            153,689        329,030           158,124
Net assets                                      59,374             69,476         46,009            77,449


INCOME STATEMENT DATA FOR SIX MONTHS:
                                                     JUNE 28, 2002                          JUNE 29,2001
                                                     -------------                          ------------
                                              ITALIAN           CHILEAN         ITALIAN        CHILEAN      VENEZUELA
                                              PROJECTS          PROJECT         PROJECTS      PROJECTS       PROJECT
                                              --------          -------         --------      --------       -------
Total revenues                              $   78,921         $   19,296     $   81,051     $  20,506     $  4,428
Income before income taxes                      14,743              4,775         11,083         4,438        2,684
Net earnings                                     8,821              3,963          6,043         4,429        2,582

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

16. Subsequent to the filing of the Company's second quarter 2002 Form 10-Q, management determined that the assets, liabilities and results of operations associated with one of the Company's benefit plans were not accounted for in accordance with SFAS 112, "Employers' Accounting for Postemployment Benefits." The Company's condensed consolidated balance sheets as of December 28, 2001 and June 28, 2002 and the related condensed consolidated statements of earnings and comprehensive income for the three and six month periods ended June 28, 2002 and June 29, 2001 and the condensed consolidated statement of cash flows for the six month periods ended June 28, 2002 and June 29, 2001 have been revised to account for the assets, liabilities and results of operations associated with this benefit plan in accordance with SFAS 112, "Employers' Accounting for Postemployment Benefits". The Company's Survivor Income Plan is designed to provide coverage for an employee's beneficiary upon the death of the employee. The prepaid pension cost was increased to reflect the updated cash surrender value of underlying insurance policies, and the post retirement and other employee benefits other than pensions was increased to reflect the updated obligation, calculated on a going concern basis. The cumulative effect on shareholders' equity as of December 28, 2001 was a decrease of $37,091. A summary of the effects of the restatement on the Company's condensed consolidated balance sheet and condensed consolidated statement of earnings and comprehensive income is as follows:

                                                                                   Three        Three
                                                             Statement            Months       Months     Six Months    Six Months
                            June 28,      June 28,               of             Ended June   Ended June   Ended June    Ended June
                              2002          2002            Earnings and         28, 2002     28, 2002     28, 2002      28, 2002
      Balance Sheet        As Reported    Restated      Comprehensive Income    As Reported   Restated    As Reported    Restated
-------------------------- ------------ ------------- ------------------------- ------------ ------------ ------------ -----------
                                                      Selling, general and
Prepaid pension cost       $ 127,481    $ 134,228     administrative expenses    $ 57,086     $57,706      $ 110,724    $111,964

Post retirement and
other employee benefits                               (Loss) before income
other than pensions        $ 123,720     $168,798      taxes                     $(80,281)   $(80,901)    $  (98,987)  $(100,227)

Retained earnings
(deficit)                  $(255,847)   $(294,178)    Net (loss)                 $(84,976)   $(85,596)    $ (183,066)  $(184,306)

Total shareholder's                                   (Loss) per Share, Basic
equity (deficit)           $(169,947)  $ (208,278)    and Diluted                $  (2.08)   $  (2.09)    $    (4.47)     $(4.50)



                                       December 28,      December 28,
                                           2001              2001
           Balance Sheet                As Reported        Restated
------------------------------------- ---------------- -----------------

Prepaid pension cost                  $  122,407        $  131,865

Post retirement and other employee
benefits other than pensions          $  121,600        $  168,149

Retained earnings (deficit)           $  (72,781)       $ (109,872)

Total shareholder's equity (deficit)  $    7,547        $  (29,544)





                  Statement               Three Months       Three Months                          Six Months
                     of                  Ended June 29,     Ended June 29,   Six Months Ended    Ended June 29,
         Earnings and Comprehensive           2001               2001          June 29, 2001          2001
                   Income                  As Reported         Restated         As Reported         Restated
       -------------------------------- ------------------ ----------------- ------------------ -----------------
       Selling, general and               $  59,644          $ 60,359         $ 111,041           $112,471
       administrative expenses

       Earnings before income taxes       $   5,571          $  4,856         $  16,078           $ 14,648

       Provision for income taxes         $   4,782          $  4,532         $   7,184           $  6,684

       Net earnings                       $     789          $    324         $   8,894           $  7,964

       Earnings per Share, Basic and
       Diluted                            $     0.02         $     .01        $     0.22          $    0.19


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



RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 28, 2002 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 29, 2001

                                                                              CONSOLIDATED DATA

                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                       JUNE 28, 2002       JUNE 29, 2001      JUNE 28, 2002     JUNE 29, 2001
                                                       -------------       -------------      -------------     -------------
                                                         (Restated)         (Restated)          (Restated)       (Restated)

                   Revenues                            $    958,901       $     840,183       $  1,764,930      $  1,538,418
                                                       ============       =============       =============     ============
                   (Loss)/earnings before tax and
                   cumulative effect of a change
                   in accounting principle             $    (80,901)      $       4,856       $   (100,227)    $      14,648
                                                       ============       =============       =============    =============
                   Net (loss)/earnings                 $   (85,596)       $         324       $   (184,306)     $      7,964
                                                       ============       =============       =============     ============


In the first and second quarter of 2002 the Company recognized pretax net charges of $108,250 and $88,050, respectively. These costs and charges are broken out in order to allow for a better comparison to last year's results. Shown below is a table that details the various components of the charges.



                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                     DESCRIPTION                          MARCH 29, 2002      JUNE 28, 2002          JUNE 28, 2002
                     -----------                          --------------      -------------          -------------
1) Change In Accounting For Goodwill                    $     73,500                -               $      73,500
2) Losses Recognized In Anticipation
      of Sales                                                19,000         $     31,800                  50,800
3) Claims Write-Downs                                          -                   47,900                  47,900
4) Gains on Foreign Exchange Contracts                         -                  (20,700)                (20,700)
5) Other                                                      15,750               29,050                  44,800
                                                        ------------         ------------           -------------
Total                                                   $    108,250         $     88,050           $     196,300
                                                        ============         ============           =============



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

In addition the Company's valuation allowance for deferred tax assets was increased by $31,300 and $68,600 for the three and six-month period ended June 2002, respectively.

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

Selling, general and administrative expenses were approximately the same in the six months ended June 28, 2002 as compared to the same period in 2001. The expenses in the second quarter ended June 28, 2002 decreased by $2,653 or 4% compared to the same period in 2001. The three months and six months ended June 28, 2002 include $2,900 of severance and $1,000 of legal cost. Domestic selling, general and administrative costs are the focus of the current intervention process as discussed in Note 2 to the condensed consolidated financial statements. Due to the timing of the changes made in this area, the total impact of the reductions was not realized in the six months ended June 28, 2002.

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

The tax provision for the six months ended June 28, 2002 was $10,579 on losses before tax of $173,727, which includes the $73,500 cumulative effect of the change in accounting principle for goodwill. The negative effective tax rate results from domestic pretax losses for which no income tax benefit was claimed due to the establishment of a valuation allowance.

The net loss in the six months ended June 28, 2002 was $184,306 or $4.50 per share diluted compared to the net earnings of $7,964 or $0.19 per share diluted for the six months ended June 29, 2001. The primary reasons for the six months decline relates to the following pre-tax special charges 1) goodwill impairment of $73,500; 2) write-down of $50,800 related to assets in process of being sold;
3) claim write-downs of $47,900; and 4) refinancing efforts, performance intervention activities and employee severance of $44,800. These were partially offset by the gains on foreign exchange contracts of $20,700. The net loss for the three months ended June 28, 2002 was $ 85,596 or $2.09 per share diluted compared to net earnings of $324 or $0.01 per share diluted for the three months ended June 29, 2001. The primary reasons for the three months decline relates to the following pre-tax special charges: 1) write-down of $31,800 related to assets in process of being sold; 2) claim write-downs of $47,900; and 3) others including refinancing efforts, performance intervention activities and employee severance of $29,050. These were partially offset by the gains on foreign exchange contracts of $20,700. These results compare to first-half 2001 net earnings of $12,964 or $.31 per share diluted, excluding a $5,000 loss on sale of a hydrogen plant. Including this charge, net earnings for the first six months of 2001 were $7,964 or $.19 per share diluted.


ENGINEERING AND CONSTRUCTION GROUP

                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                   ------------------                     ----------------
                                          JUNE 28, 2002      JUNE 29, 2001       JUNE 28, 2002     JUNE 29, 2001
                                          -------------      -------------       -------------     -------------

Operating revenues                       $      550,831     $      458,001      $     963,873      $      880,708
                                         ===============    ===============     ==============     ==============
Gross earnings from operations           $        6,015     $       45,226      $      46,234      $       85,111
                                         ===============    ===============     ==============     ==============

Operating revenues for the three-month and six-month periods ended June 28, 2002 increased 20% and 9%, respectively compared to the three-month and six-month periods ended June 29, 2001. These increases were primarily the result of increased activity by the Italian operations. Gross earnings from operations decreased by 46% for the six-month period ended June 28, 2002, compared with the corresponding period ended June 29, 2001. In the second quarter 2002, Engineering and Construction Group recognized claims write-down of $27,200.

ENERGY GROUP

                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                              JUNE 28, 2002      JUNE 29, 2001       JUNE 28, 2002       JUNE 29, 2001
                                              -------------      -------------       -------------       -------------

   Operating revenues                         $      406,677      $     376,521      $      790,193        $    649,887
                                              ==============      =============      ==============        ============
   Gross earnings from operations             $       43,955      $      38,696      $       87,265       $      73,528
                                              ==============      =============      ==============       =============

Operating revenues for the six-month period ended June 28, 2002 increased by 22%. The Finnish operations and the operations in the United States were responsible for the increase in the six-month period. Late in 2000 and early in 2001, the Energy Group had received significant new awards that resulted in higher revenues in the current period. The increases in the United States were primarily in the EPC power segment of the business. Gross earnings from operations increased by 19% for the six-month period ended June 28, 2002 compared with the period ended June 29, 2001 primarily due to higher operating revenues. Approximately $5,000 is related to Finnish operations while $11,000 is related to the EPC power segment, consistent with the increase in revenues. For the three months ended June 28, 2002, the operating revenues increased by 8% and gross earnings increased by 14% compared to the same period ended June 29, 2001. The Finnish operations were primarily responsible for the increase in the quarter's activity. In the second quarter 2002, Energy Group recognized claims write-downs of approximately $20,700 offset by the gain on foreign exchange contract of approximately $21,000.

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

FINANCIAL CONDITION

Shareholders' equity for the six months ended June 28, 2002 decreased by $178,734, due primarily to the loss for the period of $184,306, changes in the foreign currency translation adjustment of $9,406 and reclassification of unrealized gain on derivative instruments to earnings of $3,834.

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

Corporate and other debts, including the Revolving Credit Agreement, are as follows:

                                                                  JUNE 28, 2002
Corporate and other debt consisted of the following:
   Revolving Credit Agreements (average interest rate 3.72%)....$     140,000
   6.75% Notes due November 15, 2005............................      200,000
   Other........................................................       27,408
                                                                -------------
                                                                $     367,408
Less, Current Portion...........................................       20,416
                                                                -------------
                                                                $     346,992

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

Subsequent to June 28, 2002, the Company also completed a receivables sale arrangement for $40,000. This will be accounted for as a financing.

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

During phase four a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years.

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

BACKLOG AND NEW ORDERS BOOKED

                            THREE MONTHS ENDED                      SIX MONTHS ENDED
                     JUNE 28, 2002       JUNE 29, 2001       JUNE 28, 2002      JUNE 29, 2001
                     -------------       -------------       -------------      -------------

  Backlog             $   5,713,223     $    6,332,562       $    5,713,223     $ 6,332,562
                      =============     ==============       ==============     ===========
  New orders          $     648,389     $    1,162,802       $    1,441,219     $ 2,113,253
                      ==============    ===============      ==============     ===========

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

ENGINEERING AND CONSTRUCTION GROUP

                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                       JUNE 28, 2002       JUNE 29, 2001       JUNE 28, 2002      JUNE 29, 2001
                       -------------       -------------       -------------      -------------

Backlog                $   4,360,236     $    4,184,606      $    4,360,236     $    4,184,606
                       =============     ==============      ==============     ==============
New orders             $     512,596     $      579,088      $      895,906     $    1,089,541
                       ==============    ==============      ==============     ==============


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

ENERGY GROUP

                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                     JUNE 28, 2002       JUNE 29, 2001       JUNE 28, 2002      JUNE 29, 2001
                     -------------       -------------       -------------      -------------

  Backlog             $   1,364,728     $    2,249,747       $    1,364,728     $    2,249,747
                      =============     ==============       ==============     ==============
  New orders          $     137,995     $      581,902       $      551,968     $    1,027,301
                      ==============    ===============      ==============     ==============


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


SAFE HARBOR STATEMENT


This Management's Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q and other reports and oral statements made by representatives of the Company from time to time may contain forward-looking statements that are based on management's assumptions, expectations and projections about the Company and the various industries within which the Company operates. These include statements regarding the Company's expectation regarding revenues (including as expressed by its backlog), its liquidity and the ability to generate significant cash from the monetization of assets on the new term, the outcome of litigation and legal proceedings and recoveries from customers for claims. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Company cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward looking statements:

o changes in the rate of economic growth in the United States and other major international economies;
o changes in investment by the power, oil & gas, pharmaceutical, chemical/petrochemical and environmental industries;
o       changes in regulatory environment;
o       changes in project schedules;
o       changes in estimates made by the Company of costs to complete projects;
o       changes in trade, monetary and fiscal policies worldwide;
o       currency fluctuations;
o       inability to achieve its plan to enhance cash generation;
o terrorist attacks on facilities either owned or where equipment or services are or may be provided;
o outcomes of pending and future litigation, including litigation regarding the Company's liability for damages and insurance coverage for asbestos exposure;
o protection and validity of patents and other intellectual property rights;
o       increasing competition by foreign and domestic companies;
o       monetization of certain business and other assets; and
o       recoverability of claims against customers

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

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBIT NO.                          EXHIBITS

3.2     Bye-Laws of Foster Wheeler Ltd. amended May 22, 2002. (Filed as Exhibit
        3.2 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

4.1 Second Supplemental Indenture (relating to the Indenture dated as of November 15, 1995) dated August 16, 2002, by and between Foster Wheeler LLC, the Guarantors thereto, and BNY Midwest Trust Company. (Filed as
        Exhibit 4.1 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

4.2 Guaranty dated August 16, 2002 by the Guarantors party thereto in favor of the holders of Foster Wheeler LLC's 6.75% notes due November 15, 2005 and BNY Midwest Trust Company. (Filed as Exhibit 4.2 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.1    Separation Agreement of Henry E. Bartoli dated April 17, 2002. (Filed as
        Exhibit 10.1 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.2    Separation Agreement of Gilles A. Renaud dated May 23, 2002. (Filed as
        Exhibit 10.2 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.3 Employment Agreement of Joseph T. Doyle dated as of July 15, 2002. (Filed as Exhibit 10.3 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.4 Amendment No. 3 dated as of May 30, 2002 to Amendment No. 1 and Waiver dated as of January 28, 2002 relating to the Second Amended and Restated Revolving Credit Agreement dated as of May 25, 2001 among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc. (formerly known as Foster Wheeler Energy International, Inc.), Foster Wheeler Energy Corporation, the Guarantors signatory thereto, the Lenders signatory thereto, Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association (formerly known as First Union National Bank), as Syndication Agent, and ABN AMRO Bank N.V., as Documentation Agent, arranged by Banc of America Securities LLC, as Lead Arranger and Book Manager, and ABN AMRO Bank N.V., Wachovia Securities, Inc. (formerly known as First Union Capital Markets), Greenwich Natwest Structured Finance Inc. and Toronto Dominion Bank, as Arrangers. (Filed as Exhibit 10.4 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.5 Amendment No. 4 dated as of June 30, 2002 to Amendment No. 1 and Waiver dated as of January 28, 2002 relating to the Second Amended and Restated Revolving Credit Agreement dated as of May 25, 2001 among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc. (formerly known as Foster Wheeler Energy International, Inc.), Foster Wheeler Energy Corporation, the Guarantors signatory thereto, the Lenders signatory thereto, Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association (formerly known as First Union National Bank), as Syndication Agent, and ABN AMRO Bank N.V., as Documentation Agent, arranged by Banc of America Securities LLC, as Lead Arranger and Book Manager, and ABN AMRO Bank N.V., Wachovia Securities, Inc. (formerly known as First Union Capital Markets), Greenwich Natwest Structured Finance Inc. and Toronto Dominion Bank, as Arrangers. (Filed as Exhibit 10.5 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.6 Settlement Agreement dated as of January 31, 2002, by and among Robbins Resource Recovery Partners, L.P., RRRP Robbins, Inc., RRRP Illinois, LLC and the undersigned holders of 1999 Bonds issued pursuant to the Indenture representing the number of holders of 1999 Bonds as reflected in the signature lines below, Foster Wheeler LLC, its Affiliates, and their Related Persons and Sun Trust Bank (formerly known as, and as successor to Sun Trust Bank, Central Florida, National Association) in its capacity as trustee under the Indenture and as Litigation Proceeds Trustee. (Filed as Exhibit 10.6 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.7 Supplement to the Settlement Agreement dated January 31, 2002, by and among Robbins Resource Recovery Partners, L.P., RRRP Robbins, Inc., RRRP Illinois, LLC and the undersigned holders of 1999 Bonds issued pursuant to the Indenture representing the number of holders of 1999 Bonds as reflected in the signature lines below, Foster Wheeler LLC, and its Affiliates, and their Related Persons Sun Trust Bank (formerly known as, and as successor to Sun Trust Bank, Central Florida, National Association) in its capacity as trustee under the Indenture and as Litigation Proceeds Trustee is made this 31st day of January, 2002. (Filed as Exhibit 10.7 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.8 Settlement Agreement dated as of May 8, 2002, by and among Foster Wheeler LLC, the Village of Robbins, and Sun Trust Bank (formerly known as, and as successor to Sun Trust Bank, Central Florida, National Association) in its capacity as trustee under the Second Amended and Restated Mortgage, Security Agreement and Indenture of Trust dated as of October 15, 1999 and as "Litigation Proceeds Trustee" under that certain Litigation Proceeds Trust Agreement dated as of October 15, 1999 and Robbins Resource Recovery Partners L.P., RRRP Robbins, Inc. and RRRP Illinois, LLC. (Filed as Exhibit 10.8 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.9 Amendment No. 5 dated as of July 31, 2002 to Amendment No. 1 and Waiver dated as of January 28, 2002 relating to the Second Amended and Restated Revolving Credit Agreement dated as of May 25, 2001 among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc. (formerly known as Foster Wheeler Energy International, Inc.), Foster Wheeler Energy Corporation, the Guarantors signatory thereto, the Lenders signatory thereto, Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association (formerly known as First Union National Bank), as Syndication Agent, and ABN AMRO Bank N.V., as Documentation Agent, arranged by Banc of America Securities LLC, as Lead Arranger and Book Manager, and ABN AMRO Bank N.V., Wachovia Securities, Inc. (formerly known as First Union Capital Markets), Greenwich Natwest Structured Finance Inc. and Toronto Dominion Bank, as Arrangers. (Filed as Exhibit 10.9 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

EXHIBIT NO.                           EXHIBITS

10.10   Forbearance Extension Agreement dated as of July 31, 2002 by and among
        (i) Perryville III Trust, (the "Landlord"), (ii) BNY Midwest Trust Company, as successor trustee to Harris Trust and Savings Bank, (iii) Foster Wheeler Realty Services, Inc., (iv) Foster Wheeler LLC, (v) Lombard US Equipment Finance Corporation, (vi) National Westminster Bank Plc (the "Agent") and (vii) the banks listed on Schedule I to that certain Construction Loan Agreement dated as of December 16, 1994, among the Landlord, as Borrower, the lenders party thereto and their permitted successors and assigns and the Agent. (Filed as Exhibit 10.10 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.11 The Foster Wheeler Annual Incentive Plan for 2002 and Subsequent Years. (Filed as Exhibit 10.11 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.12 Third Amended and Restated Term Loan and Revolving Credit agreement dated August 16, 2002, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc., Foster Wheeler Energy Corporation, the Guarantors thereto and Bank of America, N.A. (Filed as
        Exhibit 10.12 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.13 Security Agreement dated August 16, 2002, made by Foster Wheeler LLC and the Grantors thereto and the Bank of America, N.A. (Filed as Exhibit
        10.13 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.14 Guaranty and Suretyship Agreement dated August 16, 2002 made by Foster Wheeler LLC, Foster Wheeler Ltd., Foster Wheeler Inc., Foster Wheeler International Holdings, Inc. and Energy (NJ) QRS 15-10, Inc. (Filed as
        Exhibit 10.14 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.15 Lease Agreement dated August 16, 2002, by and among Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit
        10.15 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.16 Loan and Security Agreement dated August 15, 2002 by and among Foster Wheeler Funding LLC, the Lenders that are signatories thereto and Foothill Capital Corporation. (Filed as Exhibit 10.16 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.17 Performance Guaranty dated August 15, 2002, by Foster Wheeler in favor of Foothill Capital Corporation. (Filed as Exhibit 10.17 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.18 Servicing Agreement dated as of August 15, 2002, among Foster Wheeler Funding LLC, Foothill Capital Corporation, and Foster Wheeler Capital & Finance Corporation. (Filed as Exhibit 10.18 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.19 Purchase, Sale and Contribution Agreement dated August 15, 2002 among Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Energy Corporation, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc., Foster Wheeler Zack, Inc., Foster Wheeler Energy Services, Inc. and Foster Wheeler Funding LLC. (Filed as Exhibit 10.19 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

12.1 Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges. (Filed as Exhibit 12.1 to Foster Wheeler's Form 10-Q for the quarter ended June 28, 2002 incorporated herein by reference.)

99.1    Certification of Raymond J. Milchovich.

99.2    Certification of Joseph T. Doyle.

REPORTS ON FORM 8-K

REPORT DATE                DESCRIPTION

April 2, 2002  Foster Wheeler announced a San Francisco, California jury returned a verdict finding Foster Wheeler liable in the case of TODAK VS. FOSTER WHEELER CORPORATION ET AL.

April 3, 2002  Foster Wheeler announced that it will exercise its right to defer the April 15, 2002 interest payment of the FW Preferred Capital Trust I-9% Preferred Securities.

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

August 16, 2002Foster Wheeler  announced  that it had  successfully  entered into a new credit facility, entered into a $40 million receivables sale agreement, and replaced its previous lease financing facility associated with its Clinton, New Jersey, headquarters complex.

               Foster Wheeler announced that it had revised its earnings for three and six months ended June 28, 2002 for the impact of goodwill accounting.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FOSTER WHEELER LTD.
                                                 -------------------
                                                               (Registrant)



Date:  November 19, 2002                         /S/ RAYMOND J. MILCHOVICH
      -------------------                        -------------------------------
                                                 Raymond J. Milchovich
                                                 Chairman, President and
                                                       Chief Executive Officer





Date:  November 19, 2002                       /S/ JOSEPH T. DOYLE
      -------------------                      ---------------------------------
                                               Joseph T. Doyle
                                               Senior Vice President and
                                                    Chief Financial Officer

                                 CERTIFICATIONS

         I, Raymond J. Milchovich, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of Foster Wheeler Ltd.;

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

Date:  November 19, 2002

                                                     /S/ RAYMOND J. MILCHOVICH
                                                     Raymond J. Milchovich
                                                     Chairman, President and
                                                     Chief Executive Officer

         I, Joseph T. Doyle, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of Foster Wheeler Ltd.;

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

Date:  November 19, 2002

                                                     /S/ JOSEPH T. DOYLE
                                                     Joseph T. Doyle
                                                     Senior Vice President and
                                                     Chief Financial Officer