Form 10-Q/A
period 2002-03-31
FOSTER WHEELER LTD
filed 2002-11-25
CIK 1130385

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


                        FOR THE TRANSITION PERIOD FROM TO


                        COMMISSION FILE NUMBER 001-31305


                               FOSTER WHEELER LTD.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  BERMUDA                                     22-3802649
-------------------------------------------              ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


PERRYVILLE CORPORATE PARK, CLINTON, NJ                         08809-4000
--------------------------------------                     -----------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:    (908) 730-4000
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

                               FOSTER WHEELER LTD.
                                      INDEX


Part I              Financial Information:

          Item 1 - Financial Statements:

                    Condensed Consolidated Balance Sheet at March 29, 2002 (Restated) and December 28, 2001 (Restated)

                    Condensed Consolidated Statement of Earnings and Comprehensive Income for the Three Months Ended
                    March 29, 2002 (Restated) and March 30, 2001 (Restated)

                    Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 29, 2002 (Restated) and March 30, 2001 (Restated)

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

          Item 4 - Controls and Procedures

Part II              Other Information

          Item 1 - Legal Proceedings

          Item 6 - Exhibits and Reports on Form 8-K

Signatures

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarterly period ended March 29, 2002 as filed on May 13, 2002. The Registrant's condensed consolidated financial statements are being revised to account for the assets, liabilities and results of operations associated with one of its postemployment benefit plans in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits." See Note 15 for further discussion on this matter. Each item of the March 29, 2002 Form 10-Q as filed on May 13, 2002 that was affected by the revision has been amended and restated. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the revisions, to conform to the comments of the Securities and Exchange Commission staff set out in letters to the registrant dated July 10, 2002 and September 4, 2002, and such other changes as are required by applicable law.

In addition, the financial statements have been amended to reflect the cumulative effect of the change in accounting principle for goodwill in accordance with the provisions of SFAS 142, "Goodwill and Other Intangibles". As a result of the Company having completed its assessment of goodwill impairment for two reporting units, this charge was originally recorded in the Form 10-Q dated June 28, 2002. The March 29, 2002 Form 10-Q has been amended in accordance with SFAS 142 to record this charge effective as of the beginning of the year (December 29, 2001), as required.

PART I   FINANCIAL INFORMATION
ITEM 1 -       FINANCIAL STATEMENTS


                      FOSTER WHEELER LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)
                             (Restated, See Note 1)


                                                                                   MARCH 29, 2002  DECEMBER 28, 2001
                                                                                   --------------- -----------------
                                                                                     (UNAUDITED)
                                                                                     -----------
                                           ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ..................................................   $   423,178    $   224,020
      Short-term investments .....................................................           268            271
      Accounts and notes receivable ..............................................       885,206        946,344
      Contracts in process and inventories .......................................       445,024        504,128
      Prepaid, deferred and refundable income taxes ..............................        51,761         52,084
      Prepaid expenses ...........................................................        20,512         27,529
                                                                                     -----------    -----------
          Total current assets ...................................................     1,825,949      1,754,376
                                                                                     -----------    -----------
Land, buildings and equipment ....................................................       716,868        728,012
Less accumulated depreciation ....................................................       328,441        328,814
                                                                                     -----------    -----------
          Net book value .........................................................       388,427        399,198
                                                                                     -----------    -----------
Notes and accounts receivable - long-term ........................................        65,915         65,373
Investment and advances ..........................................................        77,640         84,514
Goodwill, net ....................................................................       126,301        200,152
Other intangible assets, net .....................................................        73,282         74,391
Prepaid pension cost and related benefit assets ..................................       131,044        131,865
Asbestos-related insurance recovery receivable ...................................       424,700        437,834
Other assets .....................................................................       175,374        173,279
Deferred income taxes ............................................................         4,638          4,855
                                                                                     -----------    -----------
          TOTAL ASSETS ...........................................................   $ 3,293,270    $ 3,325,837
                                                                                     ===========    ===========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current installments on long-term debt .....................................   $    12,759    $    12,759
      Bank loans .................................................................         7,733         20,244
      Corporate and other debt ...................................................       367,243        297,627
      Special-purpose project debt ...............................................        72,782         75,442
      Subordinated Robbins exit funding obligations ..............................       110,340        110,340
      Convertible subordinated notes .............................................       210,000        210,000
      Mandatory redeemable preferred securities of subsidiary trust holding solely
          junior subordinated deferrable interest debentures .....................       175,000        175,000
      Accounts payable and accrued expenses ......................................       726,953        777,768
      Estimated costs to complete long-term contracts ............................       616,103        580,766
      Advance payments by customers ..............................................       104,105         65,417
      Income taxes ...............................................................        57,474         63,257
                                                                                     -----------    -----------
          Total current liabilities ..............................................     2,460,492      2,388,620
                                                                                     -----------    -----------
Other debt less current installments .............................................        11,269           --
Special-purpose project debt less current installments ...........................       137,855        137,855
Deferred income taxes ............................................................        42,049         40,486
Postretirement and other employee benefits other than pensions ...................       169,515        168,149
Asbestos-related liability .......................................................       445,536        445,370
Other long-term liabilities and minority interest ................................       167,463        174,901
                                                                                     -----------    -----------
           TOTAL LIABILITIES .....................................................     3,434,179      3,355,381
                                                                                     -----------    -----------
SHAREHOLDERS' EQUITY:
Common Stock .....................................................................        40,772         40,772
Paid-in capital ..................................................................       201,390        201,390
Retained earnings (deficit) ......................................................      (208,582)      (109,872)
Accumulated other comprehensive loss .............................................      (174,489)      (161,834)
                                                                                     -----------    -----------
           TOTAL SHAREHOLDERS' EQUITY ............................................      (140,909)       (29,544)
                                                                                     -----------    -----------
          TOTAL LIABILITIES AND SHAREHOLDERS'
                EQUITY ...........................................................   $ 3,293,270    $ 3,325,837
                                                                                     ===========    ===========

See notes to condensed consolidated financial statements.



                      FOSTER WHEELER LTD. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
               (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)
                             (Restated, See Note 1)
                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                                MARCH 29, 2002 MARCH 30, 2001
                                                                -------------- --------------
Revenues:
    Operating revenues .........................................   $ 795,409    $ 682,643
    Other income ...............................................      10,620       15,592
                                                                   ---------    ---------

    Total revenues .............................................     806,029      698,235
                                                                   ---------    ---------

Costs and expenses:
    Cost of operating revenues .................................     711,932      607,685
    Selling, general and administrative expenses ...............      54,258       52,112
    Other deductions/minority interest .........................      55,153       24,709
    Dividends on preferred security of subsidiary trust ........       4,012        3,937
                                                                   ---------    ---------

    Total costs and expenses ...................................     825,355      688,443
                                                                   ---------    ---------

(Loss)/earnings before income taxes ............................     (19,326)       9,792
Provision for income taxes .....................................       5,884        2,152
                                                                   ---------    ---------

Net (loss)/earnings prior to cumulative effect of a
      change in accounting principle ...........................     (25,210)       7,640
Cumulative effect on prior years (to December 28, 2001) of a
    change in accounting principle for goodwill, net of $0 tax .     (73,500)        --
                                                                   ---------    ---------

Net (loss)/earnings ............................................     (98,710)       7,640

Other comprehensive loss:
    Foreign currency translation adjustment ....................      (9,277)     (17,716)
    Change in unrealized losses on derivative instruments,
        net of tax .............................................      (3,378)      (6,345)
    Cumulative effect on prior year (to December 29, 2000)
        of change in accounting principle for derivatives,
        net of tax .............................................        --          6,300
                                                                   ---------    ---------

Comprehensive loss .............................................   $(111,365)   $ (10,121)
                                                                   =========    =========



                                                                           THREE MONTHS ENDED
                                                                           ------------------
                                                                      MARCH 29, 2002  MARCH 30, 2001
                                                                      --------------  --------------

(Loss)/earnings per share:
    Basic:
        Net (loss)/earnings prior to cumulative effect of
            a change in accounting principle .........................   $    (0.62)   $     0.19
        Cumulative effect on prior years (to December
            28, 2001) of a change in accounting principle for goodwill
                                                                              (1.79)         --
                                                                         ----------    ----------
        Net (loss)/earnings ..........................................   $    (2.41)   $     0.19
                                                                         ==========    ==========

    Diluted:
        Net (loss)/earnings prior to cumulative effect of
             a change in accounting principle ........................   $    (0.62)   $     0.19
        Cumulative effect on prior years (to December
            28, 2001) of a change in accounting principle for goodwill
                                                                              (1.79)         --
                                                                         ----------    ----------
        Net (loss)/earnings ..........................................   $    (2.41)   $     0.19
                                                                         ==========    ==========


Shares outstanding (in thousands):
    Basic: weighted average number of shares
        Outstanding ..................................................       40,920        40,835
    Diluted: effect of share options .................................         --             310
                                                                         ----------    ----------

    Total diluted ....................................................       40,920        41,145
                                                                         ==========    ==========

Cash dividends paid per common share .................................   $     --      $      .06
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




                      FOSTER WHEELER LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)
                             (Restated, See Note 1)

                                                                   THREE MONTHS ENDED
                                                                   ------------------
                                                             MARCH 29, 2002 MARCH 30, 2001
                                                             -------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/earnings ........................................   $ (98,710)   $   7,640
Adjustments to reconcile net earnings to cash flows from
    operating activities:
Cumulative effect of a change in accounting principle ......      73,500         --
Depreciation and amortization ..............................      11,514       13,873
Deferred tax ...............................................       1,973         (862)
Equity loss/(earnings), net of dividends ...................       6,076       (2,782)
Other ......................................................        (246)        (127)
Changes in assets and liabilities:
Receivables ................................................      34,779       38,231
Contracts in process and inventories .......................      67,873      (23,300)
Accounts payable and accrued expenses ......................     (13,940)     (48,742)
Estimated costs to complete long-term contracts ............      28,350      (51,757)
Advance payments by customers ..............................      39,257        3,247
Income taxes ...............................................      (5,432)      (1,804)
Other assets and liabilities ...............................         998       (1,686)
                                                               ---------    ---------
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES ...........     145,992      (68,069)
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .......................................      (4,565)      (9,009)
Proceeds from sale of properties ...........................         157          259
(Increase)/decrease in investments and advances ............        (368)       7,587
Increase in short-term investments .........................        --           (804)
                                                               ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES ......................      (4,776)      (1,967)
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend to stockholders ...................................        --         (2,443)
Partnership distributions ..................................      (2,061)      (1,367)
Repurchase of common stock .................................        --            (37)
Proceeds from exercise of stock options ....................        --            531
(Decrease)/increase in short-term debt .....................     (12,278)       5,160
Proceeds from long-term debt ...............................      81,321       50,012
Repayment of long-term debt ................................      (3,037)      (4,300)
                                                               ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..................      63,945       47,556
                                                               ---------    ---------

Effect of exchange rate changes on cash and cash equivalents      (6,003)     (10,483)
                                                               ---------    ---------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS ...........     199,158      (32,963)
Cash and cash equivalents at beginning of year .............     224,020      191,893
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................   $ 423,178    $ 158,930
                                                               =========    =========

Cash paid during period:
Interest (net of amount capitalized) .......................   $   4,479    $  10,945
Income taxes ...............................................   $   3,298    $   2,556

See notes to condensed consolidated financial statements.

                      FOSTER WHEELER LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. Subsequent to the filing of Foster Wheeler Ltd.'s Form 10-Q for the quarterly period ended March 29, 2002, management determined that the assets, liabilities and results of operations associated with one of its benefit plans were not accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") 112, "Employers' Accounting for Postemployment Benefits." The condensed consolidated balance sheets as of March 29, 2002 and December 28, 2001 and the condensed consolidated statements of earnings and comprehensive income and the condensed consolidated statements of cash flows for the three month periods ended March 29, 2002 and March 30, 2001 have been revised to account for such benefit plan in accordance with SFAS
           112. See Note 15.

           In addition, the financial statements have been amended to reflect the cumulative effect of the change in accounting principle for goodwill in accordance with the provisions of SFAS 142, "Goodwill and Other Intangibles". As a result of the Company having completed its assessment of goodwill impairment for two reporting units, this charge was originally recorded in the Form 10-Q dated June 28, 2002. The March 29, 2002 Form 10-Q has been amended in accordance with SFAS 142 to record this charge effective as of the beginning of the year (December 29, 2001), as required.

           The condensed consolidated balance sheet as of March 29, 2002, as restated, and the related condensed consolidated statements of earnings and comprehensive income and cash flows for the three-month periods ended March 29, 2002, as restated, and March 30, 2001, as restated, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

           The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in Foster Wheeler Ltd.'s Annual Report on Form 10-K/A-2 for the fiscal year ended December 28, 2001 filed with the Securities and Exchange Commission on November 18, 2002 (hereinafter referred to as the"2001 Form 10-K"). The condensed consolidated balance sheet as of December 28, 2001, as restated, has been derived from the audited consolidated balance sheet included in the 2001 Form 10-K. A summary of Foster Wheeler's significant accounting policies is presented on pages 41 through 44 in its 2001 Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the 2001 Form 10-K when reviewing interim financial results. There has been no material change in the accounting policies followed by Foster Wheeler Ltd. (hereinafter referred to as "Foster Wheeler" or the "Company") during the first quarter of 2002 except for the adoption of Statement of Financial Accounting Standards Nos. 142 and 144 as discussed below.

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

           It is unlikely that the Company would be able to repay amounts borrowed or cash collateralize standby letters of credit issued under the Revolving Credit Agreement if the banks were to exercise their right to accelerate payment dates. Failure by the Company to repay such amounts under the Revolving Credit Agreement would have a material adverse effect on the Company's financial condition and operations and result in defaults under the terms of the Company's following indebtedness: the Senior Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the subordinated Robbins Facility exit funding obligations, and certain of the special-purpose project debt which would allow such debt to be accelerated. The total amount of the debt which could be accelerated, including the amount outstanding under the Revolving Credit Agreement was $926,000 as of March 29, 2002. It is unlikely that the Company would be able to repay such indebtedness if such debt were accelerated. These debts have been classified as current liabilities in the accompanying condensed consolidated financial statements.

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

7.         Interest income and cost for the following periods are:

                                              THREE MONTHS ENDED
                                  MARCH 29, 2002               MARCH 30, 2001

                   Interest Income   $  1,727                      $ 3,438
                                     ========                      =======
                   Interest Cost     $ 21,154                      $20,895
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

           As of March 29, 2002 and December 28, 2001, the Company had unamortized goodwill of $126,301 and $200,152, respectively. The reduction in goodwill is due to the $73,500 of impairment losses discussed below, and foreign currency translation adjustments of $351. In accordance with SFAS No. 142, the Company is no longer amortizing goodwill. The Company recognized $73,500 of impairment losses related to the goodwill as a cumulative effect of a change in accounting principle. Of this total, $24,800 was associated with a waste-to-energy facility included in the operations of the Energy Group. The fair value of the facility was estimated using the expected present value of future cash flows. The remaining $48,700 relates to a reporting unit in the Engineering and Construction Group. An impairment of the goodwill on this reporting unit was initially determined based upon its market value. Based upon the market value of this reporting unit, it was determined under step one that a potential impairment existed. The Company then completed step two and determined that a full write down of the goodwill was required.

           As of December 29, 2001, the Company had unamortized identifiable intangible assets of $74,391. The following table details amounts relating to those assets as of March 29, 2002.


                                               As of March 29,                          As of December 28,
                                                     2002                                           2001
                              ---------------------------------- ---------------------- -----------------------------------
                               Gross Carrying Amount        Accumulated          Gross Carrying           Accumulated
                                                           Amortization              Amount              Amortization
                              ------------------------ ---------------------- --------------------- ------------------------
           Patents                   $ 34,771               $ (10,651)             $ 35,010              $ (10,213)
           Trademarks                  59,218                 (10,056)               59,218                 (9,624)
                                      -------               ----------              -------               ---------
               Total                 $ 93,989               $ (20,707)             $ 94,228              $ (19,837)
                                     --------               ----------             --------              ----------

           Amortization expense related to patents and trademarks for the three-month period ended March 29, 2002 was $870. Amortization expense is expected to approximate $3,200 each year in the next five years.

           The following table presents the prior year reported amounts adjusted to eliminate the effect of goodwill amortization in accordance with SFAS No. 142.

                                                        Three Months Ended

                                                MARCH 29, 2002    MARCH 30, 2001
                                                --------------    --------------
           Reported Net (loss)/earnings           $(98,710)           $ 7,640
           Add back:  goodwill amortization            --               1,342
                                                  --------            -------
           Adjusted net (loss)/earnings           $(98,710)           $ 8,982
                                                  --------            -------
           BASIC EARNINGS PER SHARE:
           Reported Net Income                    $ (2.41)            $  0.19
           Goodwill Amortization                  $   -               $  0.03
                                                  -------             -------
           Adjusted Net Income                    $ (2.41)            $  0.22
                                                  -------             -------

           DILUTED EARNINGS PER SHARE:
           Reported Net Income                    $ (2.41)            $  0.19
           Goodwill Amortization                  $   -               $  0.03
                                                  -------             -------
           Adjusted Net income                    $ (2.41)            $  0.22
                                                  -------             -------


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

           As of March 29, 2002, the Company had recorded a liability related to probable losses on asbestos-related insurance claims of approximately $516,000, of which approximately $70,000 is considered short-term. The Company had recorded an asset approximately of $558,000 relating to probable insurance recoveries of which the Company has funded approximately $60,000 as of March 29, 2002. In addition to the $425,000 shown separately in the balance sheet, approximately $133,000 is recorded in accounts and notes receivables. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending proceedings with certain insurers, as well as recoveries under a funding arrangement with other insurers, which has been in place since 1993. The total liability recorded is comprised of an estimated liability relating to open (outstanding) claims of approximately $246,000 and an estimated liability relating to future unasserted claims of approximately $270,000. These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type; and the breakdown of known and future claims into disease type. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. The defense costs and indemnity payments are expected to be incurred over the next eight years during which period new claims are expected to decline from year to year. The Company believes that there will be a substantial reduction in the number of new claims filed after 2008 although there are no assurances this will be correct. Historically, the Company's defense costs have represented approximately 23% of total costs. Through March 29, 2002, total indemnity costs paid were approximately $269,000 and total defense costs paid were approximately $83,000.

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

10. Changes in equity for the three months ended March 29, 2002, as restated, were as follows:


                                                                                                           ACCUMULATED
                                                                                                             OTHER         TOTAL
                                                      COMMON STOCK           PAID-IN        RETAINED     COMPREHENSIVE SHAREHOLDERS'
                                                SHARES          AMOUNT       CAPITAL        EARNINGS         LOSS         EQUITY
                                                ------          ------       -------        --------         ----         ------

Balance December 28, 2001, Restated ......    40,771,560    $    40,772    $   201,390   $  (109,872)   $  (161,834)   $   (29,544)

Net loss .................................                                                   (98,710)                      (98,710)

Foreign currency translation adjustment ..                                                                   (9,277)        (9,277)

Current period declines in fair
value of derivative instruments
designated as cash flow hedges, net of tax
                                                                                                             (1,679)        (1,679)
Reclassification to earnings .............                                                                   (1,699)        (1,699)
                                             -----------    -----------    -----------   -----------    -----------    -----------


Balance March 29, 2002, Restated .........    40,771,560    $    40,772    $   201,390   $  (208,582)   $  (174,489)   $  (140,909)
                                             ===========    ===========    ===========   ===========    ===========    ===========


11.        Major Business Groups

                                                                       Three Months Ended
                                                            MARCH 29, 2002       MARCH 30, 2001(4)
                                                            --------------       -----------------
                                                              (Restated)      (Restated & Reclassified)
ENGINEERING & CONSTRUCTION (E&C)
        Revenues                                              $ 421,135             $ 430,370
        Gross earnings from operations                           40,263                39,879
        Interest expense                                           (318)                   33
        Earnings before income taxes
            and cumulative effect of a change in
            accounting principle for goodwill                    20,502                19,163

ENERGY EQUIPMENT (EE)
        Revenues                                              $ 387,420             $ 281,817
        Gross earnings from operations                           43,266                34,837
        Interest expense                                          7,381                 6,291
        (Loss)/earnings before income taxes
            and cumulative effect of a change in
            accounting principle for goodwill(1)                 (1,774)                9,390

CORPORATE AND FINANCIAL SERVICES (C&F) (2)
        Revenues                                              $  (2,526)            $ (13,952)
        Gross earnings from operations                              (53)                  243
        Interest expense (3)                                     13,853                14,441
        Loss before income taxes
            and cumulative effect of a change in
            accounting principle for goodwill                   (38,054)              (18,761)

TOTAL
        Revenues                                              $ 806,029             $ 698,235
        Gross earnings from operations                           83,476                74,959
        Interest expense (3)                                     20,916                20,765
        (Loss)/earnings before income taxes and
             accounting change                                  (19,326)                9,792
        Provision for income taxes                                5,884                 2,152
        Net (loss)/earnings prior to cumulative effect of a
             change in accounting principle                     (25,210)                7,640
        Cumulative effect on prior years of a change in
             accounting principle for goodwill (5)              (73,500)                 --
                                                              ---------             ---------

        Net (loss)/earnings                                   $ (98,710)            $   7,640
                                                              =========             =========

(1) Includes in the three months ended March 29, 2002, a provision for anticipated loss on sale of a waste-to-energy facility in the EE Group of $19,000 and an increase in the valuation allowance for deferred tax assets in C&F of $11,600.
(2)     Includes intersegment eliminations.
(3)     Includes dividend on Preferred Trust Securities.
(4) The corporate management fees were discontinued in 2002. The pre-tax amounts charged for 2001 were E&C $3,400 and EE $2,600. Reflects the reclassification of the Engineering, Procurement and Construction Power ("EPC" Power) business in the United States from the E&C business group to the EE business group to conform to 2002 presentation.
(5) Includes a provision for goodwill impairment of $48,700 for E&C and $24,800 for EE.


           Operating revenues by industry segment for the three-month periods ending March 29, 2002 and March 30, 2001 were as follows:



                                                       THREE MONTHS ENDED
                                              MARCH 29, 2002      MARCH 30,2001
           Power                                 $ 380,372          $  289,928
           Oil and gas/refinery                    158,087             177,517
           Pharmaceutical                           75,345              71,017
           Chemical                                 38,636              47,019
           Environmental                            84,768              77,375
           Power production                         33,897              50,339
           Eliminations and other                   24,304             (30,552)
                                                ---------          -----------
                Total Operating Revenues        $ 795,409          $   682,643
                                                =========          ===========


12.        Consolidating Financial Information



           The following represents summarized consolidating financial information as of March 29, 2002, as restated, and December 28, 2001, as restated, with respect to the financial position, and for the three months ended March 29, 2002, as restated, and March 30, 2001, as restated, for results of operations and cash flows of the Company and its 100% owned and majority-owned subsidiaries. As a result of the reorganization on May 25, 2001 Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the Company's 6.75% notes due November 15, 2005 (the "Notes"). Foster Wheeler USA Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Power Group, Inc. formerly known as Foster Wheeler Energy International, Inc., Foster Wheeler International Holdings, Inc., Foster Wheeler Ltd., Foreign Holdings Ltd., and Foster Wheeler Inc. issued guarantees in favor of the holders of the Notes or otherwise assumed the obligations under the indenture governing the Notes. Each of the guarantees is full and unconditional and joint and several. In May and June 2001, the Company issued 6.5% Convertible Subordinated Notes (Convertible Notes) due in 2007. The Convertible Notes are fully and unconditionally guaranteed by Foster Wheeler LLC. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly-owned subsidiary guarantors because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Company.

           The comparative statements for March 30, 2001, as restated, with respect to the results of operations and cash flows reflect the financial information of the Company prior to the reorganization that occurred on May 25, 2001. It is management's belief that due to the nature of the reorganization, a restatement of the prior financial statements would not be meaningful.



                               FOSTER WHEELER LTD.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 March 29, 2002
                            (In Thousands of Dollars)
                                   (Restated)


                                               FOSTER          FOSTER
                                               WHEELER        WHEELER      GUARANTOR     NON-GUARANTOR
                     ASSETS                      LTD.           LLC       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                     ------                      ----           ---       ------------   ------------    ------------  ------------

Current assets                              $      --      $   206,211    $ 1,085,748    $ 1,634,839    $(1,100,849)   $ 1,825,949
Investment in subsidiaries                     (138,336)      (208,523)     1,228,108        580,757     (1,384,366)        77,640
Land, buildings & equipment (net)                                              19,149        374,894         (5,616)       388,427
Notes and accounts receivable - long-term          --          595,655         45,996        845,428     (1,421,164)        65,915
Intangible assets (net)                            --                         239,862        298,018       (338,297)       199,583
Other non-current assets                           --           15,386        539,553        188,220         (7,403)       735,756
                                            -----------    -----------    -----------    -----------    -----------    -----------
TOTAL ASSETS                                $  (138,336)   $   608,729    $ 3,158,416    $ 3,922,156    $(4,257,695)   $ 3,293,270
                                            ===========    ===========    ===========    ===========    ===========    ===========

       LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities                         $     2,573    $   749,638    $ 1,322,327    $ 1,487,259    $(1,101,305)   $ 2,460,492
Long-term debt                                     --                         238,104      1,337,783     (1,426,763)       149,124
Other non-current liabilities                      --             --          992,649         59,336       (227,422)       824,563
                                            -----------    -----------    -----------    -----------    -----------    -----------
TOTAL LIABILITIES                                 2,573        749,638      2,553,080      2,884,378     (2,755,490)     3,434,179
TOTAL SHAREHOLDERS' EQUITY                     (140,909)      (140,909)       605,336      1,037,778     (1,502,205)      (140,909)
                                            -----------    -----------    -----------    -----------    -----------    -----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                     $  (138,336)   $   608,729    $ 3,158,416    $ 3,922,156    $(4,257,695)   $ 3,293,270
                                            ===========    ===========    ===========    ===========    ===========    ===========



                               FOSTER WHEELER LTD.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                December 28, 2001
                            (In Thousands of Dollars)
                             (Revised and Restated)



                                               FOSTER          FOSTER
                                               WHEELER        WHEELER      GUARANTOR     NON-GUARANTOR
                     ASSETS                      LTD.           LLC       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                     ------                      ----           ---       ------------   ------------    ------------  ------------

Current assets                              $      --      $   121,298    $ 1,085,669   $ 1,644,843   $(1,097,434)   $ 1,754,376
Investment in subsidiaries                      (26,989)       (94,938)     1,327,480       566,982    (1,688,021)        84,514
Land, buildings & equipment (net)                  --             --           23,548       381,367        (5,717)       399,198
Notes and accounts receivable - long-term          --          595,655         46,062       844,730    (1,421,074)        65,373
Intangible assets (net)                            --             --          239,862       374,335      (339,654)       274,543
Other non-current assets                           --           15,962        554,787       183,480        (6,396)       747,833
                                            -----------    -----------    -----------   -----------   -----------    -----------

TOTAL ASSETS                                $   (26,989)   $   637,977    $ 3,277,408   $ 3,995,737   $(4,558,296)   $ 3,325,837
                                            ===========    ===========    ===========   ===========   ===========    ===========
       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities                         $     2,555    $   667,521    $ 1,334,268   $ 1,485,639   $(1,101,363)   $ 2,388,620
Long-term debt                                     --             --          236,104     1,334,581    (1,432,830)       137,855
Other non-current liabilities                      --             --          989,443        62,902      (223,439)       828,906
                                            -----------    -----------    -----------   -----------   -----------    -----------

TOTAL LIABILITIES                                 2,555        667,521      2,559,815     2,883,122    (2,757,632)     3,355,381
TOTAL SHAREHOLDERS' EQUITY                      (29,544)       (29,544)       717,593     1,112,615    (1,800,664)       (29,544)
                                            -----------    -----------    -----------   -----------   -----------    -----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                     $   (26,989)   $   637,977    $ 3,277,408   $ 3,995,737   $(4,558,296)   $ 3,325,837
                                            ===========    ===========    ===========   ===========   ===========    ===========



                               FOSTER WHEELER LTD.
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                        Three Months Ended March 29, 2002
                            (In Thousands of Dollars)
                                   (Restated)



                                            FOSTER        FOSTER
                                            WHEELER      WHEELER    GUARANTOR     NON-GUARANTOR
                                              LTD.         LLC     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              ----         ---     ------------   ------------    ------------    ------------

  Operating revenues                      $    --      $    --      $ 204,063       $ 636,024       $ (44,678)      $ 795,409
  Other income                                 --         16,553       16,319           8,424         (30,676)         10,620
                                          ---------    ---------    ---------       ---------       ---------       ---------
     Revenues                                  --         16,553      220,382         644,448         (75,354)        806,029

  Cost of operating revenues                   --           --        189,307         567,303         (44,678)        711,932
  Selling, general and adminis-
      trative expenses                         --           --         23,360          30,898            --            54,258
  Other deductions and minority
     interest(*)                                 29       14,675       19,359          55,778         (30,676)         59,165
  Equity in net losses of
       subsidiaries                         (98,691)    (100,930)     (84,490)           --           284,111            --
                                          ---------    ---------    ---------       ---------       ---------       ---------

  Loss before income
       taxes                                (98,720)     (99,052)     (96,134)         (9,531)        284,111         (19,326)
  Provision/(benefit) for income
       taxes                                    (10)        (342)       4,778           1,458            --             5,884
                                          ---------    ---------    ---------       ---------       ---------       ---------
Net loss prior to cumulative effect of
     a change in accounting
     principle                              (98,710)     (98,710)    (100,912)        (10,989)        284,111         (25,210)
  Cumulative effect on prior years of a
     change in accounting principle
     for goodwill, net $0 tax                  --           --           --           (73,500)           --           (73,500)
                                          ---------    ---------    ---------       ---------       ---------       ---------
  Net loss (**)                             (98,710)     (98,710)    (100,912)        (84,489)        284,111         (98,710)

  Other comprehensive (loss)/income:
     Foreign currency translation
     adjustment                              (9,277)      (9,277)      (9,277)        (10,417)         28,971          (9,277)
       Net gain /(loss) on derivative
     instruments                             (3,378)      (3,378)      (3,378)         (3,358)         10,114          (3,378)
                                          ---------    ---------    ---------       ---------       ---------       ---------

  Comprehensive loss                      $(111,365)   $(111,365)   $(113,567)      $ (98,264)      $ 323,196       $(111,365)
                                          =========    =========    =========       =========       =========       =========

(*) Includes interest expense and dividends on preferred securities of $20,916. (**) Includes a provision for anticipated loss on sale of a waste-to-energy facility of $19,000 and an increase in the valuation allowance for deferred tax assets of $37,300. Also included are pre-tax special charges for goodwill impairment of $73,500.



                           FOSTER WHEELER CORPORATION
                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                        Three Months Ended March 30, 2001
                            (In Thousands of Dollars)
                                   (Restated)



                                                      GUARANTOR   NON-GUARANTOR
                                           FWC      SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                           ---      ------------  --------------------------------------

Operating revenues                      $    --      $ 163,480    $ 581,954    $ (62,791)   $ 682,643
Other income                                4,075        2,840       21,788      (13,111)      15,592
                                        ---------    ---------    ---------    ---------    ---------
    Total revenues                          4,075      166,320      603,742      (75,902)     698,235


Cost of operating revenues                   --        153,761      516,715      (62,791)     607,685

Selling, general and administrative
 expenses                                   3,336       13,268       35,508         --         52,112
Other deductions and minority
  interests(*)                             10,969        1,471       29,317      (13,111)      28,646

Equity in net earnings/(loss) of
subsidiaries                               14,600       (5,964)                   (8,636)
                                        ---------    ---------    ---------    ---------    ---------


Earnings/(loss) before income taxes         4,370       (8,144)      22,202       (8,636)       9,792

(Benefit)/provision for income taxes       (3,270)        (803)       6,225         --          2,152
                                        ---------    ---------    ---------    ---------    ---------

Net earnings/(loss)                         7,640       (7,341)      15,977       (8,636)       7,640

Other comprehensive loss:
 Foreign currency translation
 Adjustment                               (17,716)      (5,202)     (15,679)      20,881      (17,716)

Changes in unrealized gains/(loss) on
derivative instruments, net of tax         (6,345)       3,399       (9,744)       6,345       (6,345)

Cumulative effect on prior years (to
December 29, 2000) of change in
accounting principle for derivatives,
net of tax                                  6,300        3,535        2,765       (6,300)       6,300
                                        ---------    ---------    ---------    ---------    ---------

Comprehensive loss                      $ (10,121)   $  (5,609)   $  (6,681)   $  12,290    $ (10,121)
                                        =========    =========    =========    =========    =========

(*) Includes interest expense and dividends on preferred securities of $20,765.




                               FOSTER WHEELER LTD.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                        Three Months Ended March 29, 2002
                            (In Thousands of Dollars)
                                   (Restated)


                                          FOSTER        FOSTER
                                          WHEELER      WHEELER    GUARANTOR    NON-GUARANTOR
                                            LTD.         LLC     SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                            ----         ---     ------------  ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES                  $     (29)   $   2,838    $ (22,443)   $ 174,865    $  (9,239)   $ 145,992
                                         ---------    ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                     (99)      (4,466)                   (4,565)
Proceeds from sale of properties                                                      157                       157
Decrease/(increase) in investment and
   advances                                                           14,880      (25,170)       9,922         (368)
                                         ---------    ---------    ---------    ---------    ---------    ---------
NET CASH (USED)/PROVIDED BY
   INVESTING ACTIVITIES                                               14,781      (29,479)       9,922       (4,776)
                                         ---------    ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to Shareholders                                                         (13,562)      13,562
(Decrease)/increase in short-term debt                               114,047     (126,325)                  (12,278)
Proceeds from long-term debt                             70,000                    11,321                    81,321
Repayment of long-term debt                                                        (3,037)                   (3,037)
Other                                           29      (72,838)      (2,004)      87,430      (14,678)      (2,061)
                                         ---------    ---------    ---------    ---------    ---------    ---------
NET CASH PROVIDED/(USED) BY
   FINANCING ACTIVITIES                         29       (2,838)     112,043      (44,173)      (1,116)      63,945
                                         ---------    ---------    ---------    ---------    ---------    ---------

Effect of exchange rate changes on
   Cash and cash equivalents                                                       (6,436)         433       (6,003)

INCREASE IN CASH AND CASH EQUIVALENTS                                104,381       94,777                   199,158
Cash and cash equivalents,
beginning of period                                                   25,693      198,327                   224,020
                                         ---------    ---------    ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                          $    --      $    --      $ 130,074    $ 293,104    $    --      $ 423,178
                                         =========    =========    =========    =========    =========    =========





                           FOSTER WHEELER CORPORATION
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                        Three Months Ended March 30, 2001
                            (In Thousands of Dollars)
                                   (Restated)




                                                        GUARANTOR   NON-GUARANTOR
                                             FWC      SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                             ---      ------------  --------------------------------------
CASH FLOWS FROM OPERATING
      ACTIVITIES
NET CASH (USED)/PROVIDED BY
   OPERATING ACTIVITIES                    $  (1,659)   $ (64,083)   $  (8,960)   $   6,633    $ (68,069)
                                           ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
Capital expenditures                                         (484)      (8,525)                   (9,009)
Proceeds from sale of properties                                           259                       259
Decrease/(increase) in investment and
   advances                                    1,671                    10,209       (4,293)       7,587
Increase in short-term investments                                        (804)                     (804)
                                           ---------    ---------    ---------    ---------    ---------
NET CASH PROVIDED/(USED) BY
   INVESTING ACTIVITIES                        1,671         (484)       1,139       (4,293)      (1,967)
                                           ---------    ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES
Dividends to Stockholders                     (2,443)                                             (2,443)
Increase in short-term debt                                              5,160                     5,160
Proceeds from long-term debt                  50,000                        12                    50,012
Repayment of long-term debt                                             (4,300)                   (4,300)
Other                                        (67,994)      63,340        6,121       (2,340)        (873)
                                           ---------    ---------    ---------    ---------    ---------
NET CASH (USED)/PROVIDED BY
   FINANCING ACTIVITIES                      (20,437)      63,340        6,993       (2,340)      47,556
                                           ---------    ---------    ---------    ---------    ---------

Effect of exchange rate changes on
   cash and cash equivalents                                           (10,483)                  (10,483)
DECREASE IN CASH AND CASH EQUIVALENTS        (20,425)      (1,227)     (11,311)                  (32,963)
Cash and cash equivalents, beginning  of
   period                                     30,976        2,187      158,730                   191,893
                                           ---------    ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                  $  10,551    $     960    $ 147,419    $    --      $ 158,930
                                           =========    =========    =========    =========    =========


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

                                              MARCH 29, 2002       DECEMBER 28, 2001
                                              --------------     --------------------
                                            ITALIAN    CHILEAN   ITALIAN     CHILEAN
                                            PROJECTS   PROJECT   PROJECTS    PROJECT
                                            --------   --------  ---------   --------
BALANCE SHEET DATA:
Current assets                              $ 90,220   $  8,100   $ 75,942   $ 23,301
Other assets (primarily buildings
     and equipment)                          303,142    224,259    311,584    227,019
Current liabilities                           18,259     11,113     12,487     14,747
Other liabilities (primarily long-
     term debt)                              325,416    153,689    329,030    158,124
Net assets                                    49,687     67,557     46,009     77,449

INCOME STATEMENT DATA FOR THREE MONTHS:
                                  MARCH 29, 2002           MARCH 29, 2001
                                  --------------           --------------
                                ITALIAN    CHILEAN   ITALIAN     CHILEAN    VENEZUELA
                                PROJECTS   PROJECT   PROJECTS    PROJECT     PROJECT
                                --------   --------  ---------   --------   ---------
Total revenues                  $ 41,895   $  9,721   $ 40,810   $ 10,808   $  4,428
Income before income taxes         8,134      2,311      5,521      2,779      2,684
Net earnings                       4,781      1,918      3,124      2,104      2,582



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

15. Subsequent to the filing of the Company's first quarter 2002 Form 10-Q, management determined that the assets, liabilities and results of operations associated with one of the Company's benefit plans were not accounted for in accordance with SFAS 112, "Employers' Accounting for Postemployment Benefits." The Company's condensed consolidated balance sheets as of December 28, 2001 and March 29, 2002 and the related condensed consolidated statements of earnings and comprehensive income and the condensed consolidated statement of cash flows for the three month periods ended March 29, 2002 and March 30, 2001 have been revised to account for the assets, liabilities and results of operations associated with this benefit plan in accordance with the provisions of SFAS 112. The Company's Survivor Income Plan is designed to provide coverage for an employee's beneficiary upon the death of the employee. The prepaid pension cost was increased to reflect the updated cash surrender value of underlying insurance policies, and the post retirement and other employee benefits other than pensions was increased to reflect the updated obligation, calculated on a going concern basis. The cumulative effect on shareholders' equity as of December 28, 2001 was a decrease of $37,091.

           The March 29, 2002 financial statements have also been amended to reflect the cumulative effect of the change in accounting principle for goodwill of $73,500, or $1.79 loss per share basic and diluted, recorded by the Company in connection with its adoption of SFAS 142. As a result of the Company having completed its assessment of goodwill impairment for two reporting units, this charge was originally recorded in the Form 10-Q dated June 28, 2002. The March 29, 2002 Form 10-Q has been amended in accordance with SFAS 142 to record this charge effective as of the beginning of the year (December 29, 2001), as required.

           A summary of the effects of the restatement on the Company's condensed consolidated balance sheet and condensed consolidated statement of earnings and comprehensive income is as follows:


                                             March 29, 2002   March 29, 2002   December 28, 2001  December 28, 2001
                    Balance Sheet             As Reported        Restated        As Reported           Restated
           --------------------------------- --------------   --------------- ------------------ -----------------

           Intangible assets, net            $   273,083       $     199,583    $    274,543      $    274,543

           Prepaid pension cost and
           related benefit assets            $   121,653       $     131,044    $    122,407      $    131,865

           Postretirement and other
           employee benefits other than
           pensions                          $   122,413       $     169,515    $    121,600      $    168,149

           Retained earnings (deficit)       $   (97,371)      $    (208,582)   $    (72,781)     $   (109,872)

           Total shareholder's equity
           (deficit)                         $   (29,698)      $    (140,909)   $      7,547      $    (29,544)





                      Statement
                          of                  Three Months Ended    Three Months Ended     Three Months Ended    Three Months Ended
              Earnings and Comprehensive        March 29, 2002        March 29, 2002         March 30, 2001        March 30, 2001
                        Income                   As Reported             Restated             As Reported             Restated
           --------------------------------- --------------------- --------------------- ----------------------- -------------------
           Selling, general and
           administrative expenses              $   53,638            $   54,258              $     51,397          $     52,112

           (Loss)/earnings before income
           taxes                                $  (18,706)           $  (19,326)             $     10,507          $      9,792

           Provision for income taxes           $    5,884            $    5,884              $      2,402          $      2,152

           Net (loss)/earnings                  $  (24,590)           $  (98,710)             $      8,105          $      7,640

           Earnings per Share, Basic and
           Diluted                              $   (0.60)            $   (2.41)              $      0.20           $       0.19



16. In the third quarter of 2002, the Company finalized a Senior Credit Facility with its bank group. This facility includes a $71,000 term loan, a revolving credit agreement for $69,000 and a letter of credit facility for $149,900 that expire on April 30, 2005. This facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries and 66% of the stock of the first-tier foreign subsidiaries. The facility has no scheduled repayments prior to its April 30, 2005 maturity. The facility requires prepayments from proceeds of asset sales and the issuance of debt or equity and from excess cash flow. The Company retains the first $77,000 of such asset sales or issuance of debt or equity in order to maintain liquidity and the Company also retains a 50% share of the balance. The financial covenants in the facility start at the end of the first quarter 2003. These include a senior leverage ratio and a minimum earnings before interest, taxes, depreciation, and amortization ("EBITDA") level.

            The Company also finalized a sale/leaseback arrangement with a third party for its corporate headquarters in August 2002. This capital lease arrangement leases the facility to the Company for an initial non-cancelable period of 20 years.

            In addition, the Company completed a receivables sale arrangement for $40,000 during the third quarter of 2002. This arrangement is accounted for as a financing and expires in August 2005. The facility is subject to covenant compliance. The financial covenants commence at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level.

            As a result of finalizing the Senior Credit facility, the sale/leaseback arrangement and the receivables sale arrangement, the Company reclassified its debts as discussed in Note 2 to long-term obligations subsequent to March 29, 2002.

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

           The following is Management's Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of the Company for the periods indicated below. This discussion and analysis should be read in conjunction with the 2001 Form 10-K. The Company's financial statements have been revised to account for the assets, liabilities and results of operations associated with one of its postemployment benefit plans in accordance with Statement of Financial Accounting Standards ("SFAS") 112, "Employers' Accounting for Postemployment Benefits". In addition, the financial statements have been amended to reflect the cumulative effect of the change in accounting principle for goodwill in accordance with the provisions of SFAS 142, "Goodwill and Other Intangibles". As a result of the Company having completed its assessment of goodwill impairment for two reporting units, this charge was originally recorded in the Form 10-Q dated June 28, 2002. The March 29, 2002 Form 10-Q has been amended in accordance with SFAS 142 to record this charge effective as of the beginning of the year (December 29, 2001), as required.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 29, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 30, 2001

                                          CONSOLIDATED DATA

                                          THREE MONTHS ENDED
                                          ------------------
                               MARCH 29, 2002               MARCH 30, 2001
                               --------------               --------------
                                (Restated)                    (Restated)
Revenues                       $    806,029                  $    698,235
                               =============                 ============
Net (loss)/earnings            $    (98,710)                 $       7,640
                               ==============                =============



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

Selling, general and administrative expenses increased by 4% in the three months ended March 29, 2002 as compared with the same period in 2001, from $52,112 to $54,258. Domestic selling general and administrative costs are the focus of the current intervention process as discussed in Note 2 to the condensed consolidated financial statements. Due to the timing of the changes made in this area, the total impact of the reductions was not realized in the first quarter of 2002.

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

The tax provision for the three months ended March 29, 2002 was $5,884 on losses before tax of $92,826, which includes the $73,500 cumulative effect of a change in accounting principle for goodwill.

The negative effective tax rate results from domestic pretax losses for which no income tax benefit was claimed due to the establishment of a valuation allowance.

The net loss for the three months ended March 29, 2002 was $98,710 or $2.41 per share diluted compared to net earnings of $7,640 or $.19 diluted per share for the three months ended March 30, 2001. The decrease relates to the loss before taxes primarily due to the $73,500 cumulative effect of the change in accounting principle for goodwill, the provision for anticipated loss on sale of a waste-to-energy facility of $19,000 as well as increased consulting and bank fees.

ENGINEERING AND CONSTRUCTION GROUP
                                                   THREE MONTHS ENDED
                                                   ------------------
                                         MARCH 29, 2002       MARCH 30, 2001
                                         --------------       --------------

Operating revenues                        $   413,042           $    422,707
                                          ============          ============
Gross earnings from operations            $    40,219           $     39,879
                                          ============          ============

Operating revenues for the three-month period ended March 29, 2002 decreased 2% compared to the three-month period ended March 30, 2001. Gross earnings from operations increased by 1% for the three-month period ended March 29, 2002, compared with the corresponding period ended March 30, 2001. The decrease in operating revenues can be associated with lower activity in the United States, France and Spain.

ENERGY EQUIPMENT GROUP
                                                THREE MONTHS ENDED
                                                ------------------
                                          MARCH 29, 2002   MARCH 30, 2001
                                          --------------   --------------

Operating revenues                         $   383,516       $ 273,366
                                           ===========       =========
Gross earnings from operations             $    43,310       $  34,838
                                           ===========       =========

Operating revenues for the three-month period ended March 29, 2002 increased by 40%. Gross earnings from operations increased by 24% for the three-month period ended March 29, 2002 compared with the period ended March 30, 2001 primarily due to higher operating revenues. The reduction in the gross margin from 12.7% at March 30, 2001 to 11.2% at March 29, 2002 is primarily due to the contract write-downs of $88,400 recorded in the fourth quarter of 2001.

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

FINANCIAL CONDITION

Shareholders' equity for the three months ended March 29, 2002 decreased by $111,365, due primarily to the loss for the period of $98,710, changes in the foreign currency translation adjustment of $9,277 and unrealized loss on derivative instruments of $3,378.

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



Corporate and other debts, including the Revolving Credit Agreement, are as follows:

                                                              March 29,         December 28,
                                                                 2002                2001
                                                                 ----                ----

      Revolving Credit Agreements (average
      interest rate 7.65%)...........................        $      140,000   $       70,000
      6.75% Notes due November 15, 2005..............               200,000          200,000
      Other..........................................                38,512           27,627
                                                             --------------   --------------
                                                             $      378,512   $      297,627
Less, Current portion................................               367,243          297,627
                                                             --------------   --------------
                                                             $       11,269   $            -
                                                             ==============   ==============


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

If the Company fails to enter into a new or amended credit facility during the pendency of the waiver, which expires May 30, 2002, the lenders under the Revolving Credit Agreement could accelerate the repayment of amounts borrowed under such agreement ($140,000 as of March 29, 2002) and require the Company to cash collateralize standby letters of credit outstanding thereunder ($93,000 as of March 29, 2002). The lenders also have the ability to assess a penalty interest under the terms of the agreement that would increase the interest rate on the outstanding borrowings by approximately 2%. Acceleration of the Revolving Credit Agreement would result in a default under the following agreements: the Senior

Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the Subordinated Robbins Facility exit funding obligations and certain of the special-purpose project debt, which would allow such debt to be accelerated. The total amount of the debt which could be accelerated, including the amount outstanding under the Revolving Credit Agreement was $926,000 as of March 29, 2002. It is unlikely that the Company would be able to repay amounts borrowed if the payment dates were accelerated. Failure by the Company to repay such amounts would have a material adverse effect on the Company's financial condition and operations.

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

The Company's liquidity has been negatively impacted by a number of claims relating to projects that have been affected by substantial scope of work changes and other adverse factors. The net exposure associated with these claims, which have accumulated over a period of time, approximates $135,000 at March 29, 2002 and December 28, 2001. While the future collections of these claims will increase cash inflows, the timing of collection of such claims is subject to uncertainty of recoverability as described in Note 3 to the condensed consolidated financial statements.

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

HIGH-LEVERAGE PROJECTS

In terms of the Company's project operating system worldwide, one of the major initiatives launched in early 2002 was focused on the way the Company plans and executes projects in the field. This initiative is actually centered on building a best-in-class - Foster Wheeler project management system. This activity takes the best practices that management can find and integrates them into its system across the company. Management is currently in the process of expanding this initiative and doubling its size from the initial pilot.

CASH FLOWS FROM OPERATIONS

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

The negative cash flows related to the Robbins Facility amount to $52,500 since 1998. Since its inception, this project has resulted in losses to the Company in excess of $360,000. The impact on the Company's outstanding debt and the related interest cost is substantial. As discussed in Note 9 to the condensed consolidated financial statements, the

Company reached an agreement with the debtor project companies on March 5, 2002. As a result, the Robbins Facility will not have a negative impact on future operating cash flows except for the interest on the outstanding debt.

Finally, trade receivables over 180 days have increased approximately $57,000 in the past three years. This problem area has been one of the primary focuses of the Company's ongoing intervention.


BACKLOG AND NEW ORDERS BOOKED

                                              CONSOLIDATED DATA

                                               THREE MONTHS ENDED
                                               ------------------
                                        MARCH 29, 2002     MARCH 30, 2001
                                        --------------     --------------

           Backlog                      $  5,966,617         $ 6,250,518
                                        ============         ===========
           New orders                   $    792,830         $   950,451
                                        ============         ============


The Company's consolidated backlog at March 29, 2002 totaled $5,966,617, which represented a 4.5% decrease from the amounts as of March 30, 2001. As of March 29, 2002, 34% of the consolidated backlog was from lump-sum work (64% of which was for the Energy Equipment Group), and 66% was from reimbursable work.

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

ENGINEERING AND CONSTRUCTION GROUP
                                                 THREE MONTHS ENDED
                                                 ------------------
                                       MARCH 29, 2002       MARCH 30, 2001
                                       --------------       --------------

           Backlog                       $4,346,226            $ 4,304,737
                                        ===========           ===========
           New orders                   $   383,310           $    510,453
                                        ============          ============

The Engineering and Construction Group ("E&C Group") had a backlog of $4,346,226 at March 29, 2002, which represented an increase of $41,489, or 1%, from March 30, 2001. New orders booked for the three-month period ended March 29, 2002 decreased by 25% compared with the period ended March 30, 2001. This decrease reflects lower new orders in the United Kingdom and Continental Europe. Both of these operating units received significant awards in the first quarter of 2001 that were not repeated in 2002.

ENERGY EQUIPMENT GROUP
                                                   THREE MONTHS ENDED
                                                   ------------------
                                            MARCH 29, 2002      MARCH 30, 2001
                                            --------------      --------------

           Backlog                           $ 1,642,909         $2,057,313
                                             ===========         ==========
           New orders                        $   413,973         $  445,399
                                             ===========         =========

The Energy Equipment Group had a backlog of $1,651,752 at March 29, 2002, which represented a 20% decrease from March 30, 2001. Late in 2000 and early in 2001, this group had received significant new awards that resulted in higher revenues in the current period. These revenues resulted in a reduction in the backlog compared to the end of March 2001.

New orders booked for the three-month period ended March 29, 2002 decreased by 7% from corresponding period in 2001, primarily due to lower new orders in the United States during the first quarter of 2002.

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

PART II   OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Note 9 to the Condensed Consolidated Financial Statements presented in
Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of legal proceedings.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS

EXHIBIT NO.          EXHIBITS

      10.1           Amendment No. 2 dated as of April 30, 2002 to Amendment No.
                     1 and Waiver dated as of January 28, 2002 relating to the Second Amended and Restated Revolving Credit Agreement dated as of May 25, 2001 among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc. (formerly known as Foster Wheeler Energy International, Inc.), Foster Wheeler Energy Corporation, the Guarantors signatory thereto, the Lenders signatory thereto, Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association (formerly known as First Union National Bank), as Syndication Agent, and ABN AMRO Bank N.V. as Documentation Agent, arranged by Banc of America Securities LLC, as Lead Arranger and Book Manager, and ABN AMRO BANK, N.V., Wachovia Securities, Inc. (formerly known as First Union Capital Markets), Greenwich Natwest Structured Finance Inc. and Toronto Dominion Bank, as Arrangers. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.'s Form 10-Q for the Quarter ended March 29, 2002 and incorporated herein by reference.)

      10.2 Forbearance Extension Agreement dated as of April 30, 2002, by and among (i) Perryville III Trust, (ii) BNY Midwest Trust Company, (iii) Foster Wheeler Realty Services, Inc.,
                     (iv) Foster Wheeler LLC, (v) Lombard US Equipment Finance Corporation, (vi) National Westminster Bank Plc and (vii) the banks listed on Schedule I to that certain Construction Loan Agreement dated as of December 16, 1994, among the Landlord, as Borrower, the lenders party thereto and their permitted successors and assigns and the Agent. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.'s Form 10-Q for the Quarter ended March 29, 2002 and incorporated herein by reference.)

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

                                                     FOSTER WHEELER LTD.
                                                     -------------------
                                                          (Registrant)



Date: NOVEMBER 22, 2002                              /S/ RAYMOND J. MILCHOVICH
      -----------------                              -------------------------
                                                     Raymond J. Milchovich
                                                     Chairman, President and
                                                     Chief Executive Officer





Date: NOVEMBER 22, 2002                              /S/ JOSEPH T. DOYLE
-----------------------                              -------------------
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

Date:  November 22, 2002

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

Date:  November 22, 2002

                                                     /S/ JOSEPH T. DOYLE
                                                     -------------------
                                                     Joseph T. Doyle
                                                     Senior Vice President and
                                                     Chief Financial Officer