Form 10-K
period 2002-12-27
FOSTER WHEELER LTD
filed 2003-03-25
CIK 1130385

Click here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .......... to ..........

Commission file number 001-31305

FOSTER WHEELER LTD.
(Exact Name of Registrant as Specified in its Charter)

BERMUDA	22-3802649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Perryville Corporate Park, Clinton, New Jersey	08809-4000
(Address of Principal Executive Offices)	(Zip Code)

(908) 730-4000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on which Registered)
Foster Wheeler Ltd. Common Stock, $1.00 par value	New York Stock Exchange

FW Preferred Capital Trust I	New York Stock Exchange
9.00% Preferred Securities, Series I	(Guaranteed by Foster Wheeler LLC)

Securities registered pursuant to Section 12(g) of the Act:
NONE
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes    No

As of June 28, 2002, 40,771,560 shares of the Registrant’s Common Shares, were issued and outstanding, and the aggregate market value of such shares held by nonaffiliates of the Registrant on such date was approximately $65,234,496 (based on the last price on that date of $1.60 per share).

List hereunder the following documents if incorporated by reference, and the Part of the Form 10-K into which the document is incorporated:

DOCUMENTS INCORPORATED BY REFERENCE

Following is a list of documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2003 are incorporated by reference in Part III of this report.

FOSTER WHEELER LTD.

2002 Form 10-K Annual Report

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this Report. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Safe Harbor Statement” for further information.

Back to Contents

PART I

ITEM 1. BUSINESS

General Development of Business:

Foster Wheeler Ltd. was incorporated under the laws of Bermuda in 2001. Effective May 25, 2001, Foster Wheeler Corporation, which was originally incorporated under the laws of the State of New York in 1900, underwent a reorganization pursuant to which shareholders received one share of Foster Wheeler Ltd. for each share of Foster Wheeler Corporation they owned. Foster Wheeler Ltd. is incorporated under the laws of Bermuda and is essentially a holding company that owns the stock of various subsidiary companies. Except as the context otherwise requires, the terms “Foster Wheeler” or the “Company”, as used herein, include Foster Wheeler Ltd. and its direct and indirect subsidiaries.

Foster Wheeler maintains a website located at www.fwc.com where copies of all periodic public filings with the Securities and Exchange Commission are available as well as other information about the Company.

Recent Developments (Amounts in Thousands of Dollars)

The Company sold the operating business of its wholly-owned subsidiary, Foster Wheeler Environmental Corporation (“FWENC”) on March 7, 2003. The Company received immediate net cash proceeds of approximately $80,000 consisting of $72,000 of sales proceeds and the balance from cash retained within the business. The Company expects to receive an additional $57,000 before year end pursuant to the terms of a government contract which was not included in the sale. The cash proceeds will be available for general corporate purposes.

Financial Information About Industry Segments:

See Note 23 to Financial Statements in this Form 10-K.

Narrative Description of Business: (Amounts in Thousands of Dollars)

The business of the Company falls within two business groups. The Engineering and Construction Group (the “E&C Group”) designs, engineers, and constructs petroleum processing facilities (upstream and downstream), chemical, petrochemical, pharmaceutical and natural gas liquefaction (LNG) facilities, and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment and water treatment facilities. The E&C Group provides direct technical and management services, and purchases equipment, materials and services from third party vendors and subcontractors. The group has industry leading technology in delayed coking, solvent de-asphalting and hydrogen production. The E&C Group also provides a broad range of environmental remediation services, together with related technical, design and regulatory services. The Energy Group designs, manufactures and erects steam genera ting and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and municipal solid waste, waste wood, and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOx burners. Site services related to these products encompass full plant construction, maintenance engineering, plant upgrading and life extension and plant repowering. The Energy Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, the Energy Group builds, owns and operates cogeneration, independent power production and resource recovery facilities, as well as facilities for the process and petrochemical industries. The Energy Group generates revenues from construction and operating activities pursuant to long-term sale o f project outputs (i.e., electricity contracts), operating and maintenance agreements and from returns on its equity positions.

Foster Wheeler markets its services and products through a worldwide staff of sales and marketing personnel, and through a network of sales representatives. The Company’s businesses are not seasonal nor are

Back to Contents

they dependent on a limited group of customers. No single customer accounted for ten percent or more of Foster Wheeler’s consolidated revenues in fiscal 2002, 2001 or 2000.

The materials used in Foster Wheeler’s manufacturing and construction operations are obtained from both domestic US and foreign sources. Materials, which consist mainly of steel products and manufactured items, are heavily dependent on foreign sources, particularly for overseas projects. Generally, lead-time for delivery of materials does not constitute a problem.

On March 5, 2002, President Bush signed the Steel Products Proclamation which imposes tariffs on certain imported steel and steel products, effective March 20, 2002. The Company continues to monitor this issue on an ongoing basis and has not encountered, nor foresees, any significant price increases or availability impacts as a result of this proclamation.

On November 25, 2002, President Bush signed the National Security Act that, in part, imposed new regulations pertaining to the importation of goods into the United States. As a frequent importer of project materials, the Company is in the process of adjusting its importation procedures and controls to ensure compliance with this Act. Actions taken to date include reducing the number of entities empowered via Letter of Attorney to handle imports for the Company and restricting the roster of customs brokers the Company will use. These changes will improve the Company’s control and record keeping associated with the importation of goods into the United States and have been endorsed by industry experts consulted by the Company.

Foster Wheeler owns and licenses patents, trademarks and know-how, which are used in each of its business groups. The life cycle of the patents and trademarks are of varying durations. Neither business group is materially dependent on any particular or related patent or trademark. Foster Wheeler has licensed companies throughout the world to manufacture marine and stationary steam generators and related equipment and certain of its other products. Principal licensees are located in Finland, Japan, China, Italy, Taiwan, and India.

For the most part, Foster Wheeler’s products are custom designed and manufactured, and are not produced for inventory. Clients often make a down payment at the time a contract is executed and continue to make progress payments until the contract is completed and the work has been accepted as meeting contract guarantees. Generally, contracts are awarded on the basis of price, delivery schedule, performance and service.

Foster Wheeler’s unfilled orders as of December 27, 2002 and December 28, 2001 are detailed below.

	2002	2001

Engineering and Construction Group	$4,018,000	$4,475,400
Energy Group	1,436,300	1,548,400
Corporate and Financial Services (including eliminations)	(8,400)	(19,400)

	$5,445,900	$6,004,400

Unfilled orders of projects at December 27, 2002 and December 28, 2001 consisted of:

	2002	2001

Signed contracts	$5,312,900	$5,867,200
Letters of intent and contracts awarded but not finalized	133,000	137,200

	$5,445,900	$6,004,400

The elapsed time from the award of a contract to completion of performance may be up to four years. The dollar amount of unfilled orders is not necessarily indicative of the future earnings of the Company related to the performance of such work. The E&C Group frequently purchases materials, equipment, and third party services at cost for clients on a cash neutral/reimbursable basis. Such amounts are recorded both as revenues and cost of operating revenues, with no profit recognized. Although unfilled orders represent only business that is considered firm, there can be no assurance that cancellations or scope adjustments will not occur. The Company cannot predict with certainty the portion of unfilled orders that will be performed, or the

Back to Contents

timing of the projects’ execution, because of factors outside of the Company’s control. These factors include client mandated changes to project scope and schedule or project cancellations.

Refer to Part II, Item 7 for a discussion of the changes in unfilled orders for the periods presented.

Many companies compete in the engineering and construction segment of Foster Wheeler’s business. Management of the Company estimates, based on industry publications, that Foster Wheeler is among the ten largest of the many large and small companies engaged in designing, engineering and constructing petroleum refineries, petrochemical, chemical and pharmaceutical facilities. Neither Foster Wheeler nor any other single company contributes a large percentage of the total design, engineering and construction business servicing the global businesses previously noted.

Many companies compete in the global energy segment of Foster Wheeler’s business. Industry surveys and trade association materials indicate that the Company is among the ten largest suppliers of utility and industrial-sized steam generating and auxiliary equipment in the world, and among the three largest in the United States.

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

Foster Wheeler employed 8,945 full-time employees in 2002. The following table indicates the number of full-time employees in each of its business groups on the dates indicated. Common services performed prior to 2002 by Corporate and Financial Services (“C&F”) on behalf of the E&C and Energy Groups were estimated allocations.

	December 27, 2002	December 28, 2001	December 29, 2000

Engineering and Construction	6,136	7,216	7,007
Energy Group	2,744	3,156	3,141
Corporate and Financial Services	65	22	22

	8,945	10,394	10,170

Risk Factors of the Business: (Amounts in Thousands of Dollars)

The following discussion of risks relating to the Company’s business should be read carefully in connection with evaluating the Company’s business, prospects and the forward-looking statements contained in this Report on Form 10-K and oral statements made by representatives of the Company from time to time. Any of the following risks could materially adversely affect the Company’s business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made. For additional information regarding forward-looking statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Safe Harbor Statement.”

The Company’s business is subject to a number of risks and uncertainties, including those described below.

The Company may be unable to repatriate funds from its non-U.S. subsidiaries without incurring significant costs.

As of December 27, 2002, the Company had cash and cash equivalents on hand, short-term investments and restricted cash of $429,000, of which approximately $343,000 was held by the Company’s non-U.S. subsidiaries. The Company faces significant restrictions on its ability to repatriate these funds from its non-U.S. subsidiaries. Certain of the Company’s subsidiaries are parties to loan agreements that limit the amount of money that the subsidiary may distribute in any period. Distributions in excess of the specified amounts

Back to Contents

would cause the Company to violate the terms of the agreements. In addition, the repatriation of funds may subject those funds to taxation. As a result, the Company may not be able to utilize money held by its foreign subsidiaries to fund working capital or repay debt in its other operations without incurring significant costs.

The Company may sell assets in order to increase liquidity. This plan may impair the Company’s growth.

The Company is exploring the sale of certain of its operating subsidiaries, as well as the sale of other assets, to improve liquidity. As part of this strategy, the Company may sell assets or subsidiaries that are profitable or that have significant growth potential. As a result of these potential sales, the Company’s growth and future economic results may be limited.

If the Company’s common shares are delisted by the New York Stock Exchange, shareholder ability to sell shares would be harmed.

The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “FWC”. There are a number of continuing requirements that must be satisfied in order for a company’s stock to remain eligible for quotation on the NYSE. These requirements include maintaining a total market capitalization of not less than $50,000 over a 30 day trading period and shareholders’ equity of not less than $50,000 and an average closing price of not less than $1.00 over a consecutive 30 day period. On March 18, 2003, the Company received a formal notice from the NYSE indicating that it was below the market capitalization/shareholders’ equity standard. The Company expects to submit a business plan that will demonstrate compliance with this continued listing standard within 18 months of notice from the NYSE. There can be no assurance that the NYSE will accept the Company’s business plan and, if accepted, whethe r the business plan will be successful. In addition, while the Company is currently in compliance with the minimum price standard, the Company’s shares have recently traded at levels below $1.00.

If the Company fails to satisfy the continued listing requirements of the NYSE, the Company’s common shares may be subject to suspension or delisting. The delisting of the Company’s common shares from the NYSE could have a material adverse effect on the market price of, and the liquidity of the trading market for, the Company’s common shares. Delisting could also reduce the ability of holders of the Company’s common shares to purchase or sell shares as quickly and as efficiently as they have done historically. This lack of liquidity would make it more difficult for the Company to raise capital in the future or to use its shares to extinguish all or part of its debt. Each of these events could have a material adverse effect on the Company’s business, financial condition and operating results. The Company anticipates that if its common shares are delisted from NYSE, it may seek to trade on another exchange or through a quotation system or in the pink sheets maintained by the National Quotation Bureau, Inc., but there can be no assurance that the Company would be successful in such efforts.

The Company has high levels of debt.

The Company has debt in the form of bank loans, and other debt securities that have been sold to investors, and subordinated obligations from the Robbins Facility exit funding agreement. As of December 27, 2002, the Company’s total debt amounted to $1,119,873, $205,840 of which was comprised of limited recourse project debt of special purpose subsidiaries. The total debt includes $210,000 of convertible subordinated notes and $175,000 of preferred trust securities.

Over the last five years, the Company has been required to allocate a significant portion of its earnings to pay interest on its debt. After paying interest on its debt, the Company has fewer funds available for working capital, capital expenditures, acquisitions and other business purposes. This could materially affect its competitiveness by limiting its ability to respond to changing market conditions, expand through acquisitions or compete effectively in its markets. In addition, certain of its borrowings are at variable rates of interest that exposes the Company to the risk of a rise in interest rates.

The various credit agreements require the Company to comply with certain debt covenants. Failure to comply with the debt covenants may allow lenders to elect to accelerate the repayment dates. It is unlikely that the Company would be able to repay amounts borrowed or cash collateralize standby letters of credit issued under the Senior Credit Facility if the banks were to elect their right to accelerate the payment dates. Failure by the Company to repay such amounts under the Senior Credit Facility would have a material

Back to Contents

adverse effect on the Company’s financial condition and operations and result in defaults under the terms of the Company’s following indebtedness: the Senior Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the subordinated Robbins Facility exit funding obligations, the sale/leaseback agreement, and certain of the special-purpose project debt which would allow such debt to be accelerated. It is unlikely that the Company would be able to repay such indebtedness.

The Company may be unable to get new letters of credit, bank guarantees, and performance bonds from its banks and surety on the same terms as it has historically.

It is customary in the industries in which the Company operates to provide letters of credit, bank guarantees, or performance bonds in favor of its clients to secure its obligations under contracts. The Company has traditionally obtained letters of credit or bank guarantees from its banks, or performance bonds from a surety on an unsecured basis. Due to changes in the bank and surety markets, as well as declines in the Company’s credit rating, the Company is required in certain circumstances to provide security to banks and the surety to obtain new letters of credit, bank guarantees, and performance bonds.

Providing security to obtain letters of credit, bank guarantees and performance bonds increases the Company’s working capital needs. If the Company is unable to provide sufficient collateral to secure the letters of credit, bank guarantees and performance bonds, the Company’s ability to enter into new contracts could be materially limited. There can be no assurance that the Company will be able to continue obtaining new letters of credit, bank guarantees, and performance bonds on either a secured or an unsecured basis in sufficient quantities to match its business requirements.

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

Lump-sum contracts are inherently risky because of the possibility of underestimating costs and the fact that the Company assumes substantially all of the risks associated with completing the project and the post-completion warranty obligations. In 2002 and 2001, the Company took charges in the amounts of $216,700 and $160,600, respectively, relating to underestimated costs and post-completion warranty obligations on lump-sum projects. The Company also assumes the project’s technical risk, meaning that it must tailor its products and systems to satisfy the technical requirements of a project even though, at the time the project is awarded, the Company may not have previously produced such a product or system. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to changes in a variety of factors, including but not limited to:

•	Unanticipated technical problems with the equipment being supplied or developed by the Company which may require that the Company spend its own money to remedy the problem;

•	Changes in the costs of components, materials or labor;

•	Difficulties in obtaining required governmental permits or approvals;

•	Changes in local laws and regulations;

•	Changes in local labor conditions;

•	Project modifications creating unanticipated costs;

•	Delays caused by local weather conditions; and

•	Suppliers’ or subcontractors’ failure to perform.

These risks are exacerbated if the duration of the project is long-term because there is more time for, and therefore an increased risk that, the circumstances upon which the Company originally bid and developed a price will change in a manner that increases its costs. In addition, the Company sometimes bears the risk of delays caused by unexpected conditions or events. The Company’s long-term, fixed price projects often make

Back to Contents

the Company subject to penalties if portions of the project are not completed in accordance with agreed-upon time limits. Therefore, losses can result from performing large, long-term projects on a lump-sum basis. These losses may be material and could negatively impact the Company’s business and results of operations.

The Company has high working capital requirements that have a negative impact on its financial condition and results of operations.

Certain aspects of the Company’s business may require utilization of a significant amount of working capital. Among other things, use of significant amounts of working capital could be required to finance the purchase of materials and performance of engineering, construction and other work on projects before payment is received from customers.

Working capital requirements may increase when the Company is required to give its customers more favorable payment terms under contracts to compete successfully for certain projects. Such terms may include reduced advance payments, and payment schedules that are less favorable to the Company. In addition, working capital requirements have increased in recent years because of delays in customer payments resulting from challenges to requests for additional payments under lump-sum contracts that have resulted in the Company financing amounts required to complete projects while it is involved in lengthy arbitration or litigation proceedings to recover these amounts. All of these factors may result or have resulted in increases in the amount of contracts in process and receivables and short-term borrowings. Continued higher working capital requirements would materially harm the Company’s financial condition and results of operations.

There might be possible delays or cancellation of projects included in backlog.

The dollar amount of backlog does not necessarily indicate future earnings related to the performance of that work. Backlog refers to expected future revenues under signed contracts, contracts awarded but not finalized and letters of intent which management has determined are likely to be performed. Although backlog represents only business that is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Company’s control, such as changes in project scope and schedule, management cannot predict with certainty when or if backlog will be performed. In addition, even where a project proceeds as scheduled, it is possible that parties with which the Company has contracted may default and fail to pay amounts owed. Any delay, cancellation or payment default could materially harm the Company’s cash flow position, revenues and earnings.

The estimate of the number of asbestos-related claims and the liability for those claims is subject to a number of uncertainties.

Some of the Company’s subsidiaries are named as defendants in numerous lawsuits and out-of-court informal claims pending in the United States in which the plaintiffs claim damages for personal injury arising from alleged exposure to asbestos in connection with work performed and heat exchange devices assembled, installed and/or sold by those subsidiaries, and the subsidiaries expect to be named as defendants in similar suits and claims filed in the future. The Company has made certain estimates of future claims and associated costs that it believes are reasonable. However, there can be no assurances due to the nature and number of variables associated with such claims that such estimates will not change. The Company’s estimates of claims-related costs have increased significantly over time. Some of the factors that may result in increases in the costs of these claims over current estimates include: the rate at which new claims are filed; the number of new claimants; the impact of bankruptcies of other companies currently or historically defending asbestos claims which reduces the number of possible solvent defendants and may thereby increase the number of claims, and the size of demands against the subsidiaries; the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case; the impact of potential changes in legislative or judicial standards, the type and severity of the disease alleged to be suffered by the claimants, such as the type of cancer, asbestosis or other illness, and the disease mix of future claims; increases in defense and/or indemnity payments which have risen in recent years and the development of more expensive medical treatments.

The total estimated liability recorded by the Company includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity payments are expected to be incurred over the next sixteen years during which period new claims are expected to decline from year

Back to Contents

to year. Recently received claims also suggest that the percentage of claims to be closed without payment of indemnity costs should increase as claims are resolved during the next few years. The Company believes that it is likely that there will be new claims filed after 2018 but in light of uncertainties inherent in long-term forecasts, the Company does not believe that it can reasonably estimate defense and/or indemnity costs which might be incurred after 2018. Nonetheless, the Company plans to update its forecasts periodically to take into consideration its future experience and other considerations, such as legislation, to continuously update its estimates of future costs and expected insurance recoveries.

The Company’s asbestos liability estimates are based only on claims asserted in the United States. A subsidiary of the Company in the United Kingdom has also received a limited number of claims alleging personal injury arising from exposure to asbestos. None of these claims have resulted in material costs to the Company. If the number of claims received in the future exceeds the Company’s estimate, it is likely that the costs of defense and indemnity will similarly exceed the Company’s estimates.

Increases in the number of claims filed or costs to resolve those claims will cause the Company to increase further the estimates of the costs associated with asbestos claims and could have a material adverse effect on the business, financial condition, results of operations, and cash flows.

The Company’s insurance recovery in connection with asbestos litigation is uncertain.

To date, insurance policies have provided coverage for substantially all of the costs incurred in connection with resolving asbestos claims. The Company’s ability to continue to recover costs or any portion thereof relating to the defense and payment of these claims in the future is uncertain and dependent on a number of factors, including: disputes over coverage issues with insurance carriers, such as disputes involving allocations of coverage under certain policies among the insurers and the insureds; the timely reimbursement of costs by the insurance carriers; insurance policy coverage limits; the timing and amount of asbestos claims which may be made in the future and whether such claims are covered by insurance; the financial solvency of the insurers, some of which are currently insolvent; and the amount which may be paid to resolve those claims.

These factors are beyond the Company’s control and could materially limit insurance recoveries, which could have a material adverse effect on its business, financial condition and results of operations.

In the future, the Company may be required to submit claims for reimbursement to insolvent insurers, including one insurer that has provided policies for a substantial amount of coverage. Management cannot precisely predict the amount or timing of such claims or the ultimate recovery.

An agreement with a number of insurers to allow for efficient and thorough handling of claims against the Company’s subsidiaries does not cover claims filed after June 12, 2001. The Company is currently in negotiations with insurers regarding an arrangement for handling asbestos claims filed after June 12, 2001. Failure to agree on a new arrangement may delay the Company’s ability to get reimbursed on a timely basis by insurers, which could have a material adverse effect on results of operations and financial condition. In addition, management cannot precisely predict the effect of the ultimate allocation of coverage among the insurers and the Company’s subsidiaries as to claims filed after June 12, 2001.

Claims made by the Company against project owners for payment have increased over the last few years and failure by the Company to recover adequately on future claims could have a material adverse effect upon the Company’s financial condition, results of operations, and cash flows.

Project claims increased as a result of the increase in lump-sum contracts between the years 1992 and 2000. Project claims are claims brought by the Company against project owners for additional costs exceeding the contract price or amounts not included in the original contract price, typically arising from changes in the initial scope of work or from owner-caused delays. These claims are often subject to lengthy arbitration or litigation proceedings. The costs associated with these changes or owner-caused delays include additional direct costs, such as labor and material costs associated with the performance of the additional work, as well as indirect costs that may arise due to delays in the completion of the project, such as increased labor costs resulting from changes in labor markets. The Company has used significant additional working

Back to Contents

capital in projects with cost overruns pending the resolution of the relevant project claims. Management cannot assure that project claims will not continue in the future.

The portion of project claims that management estimates will be the minimum amount to be recovered appears on the Company’s balance sheet as an asset. Actual claims asserted by the Company on these projects, however, are substantially greater than this amount. To the extent that management estimates recoveries that are less than corresponding estimated costs, a net loss on that portion of the project is recorded. In addition, if the Company does not recover the minimum estimated amounts on current project claims, then it will have to write-down the value of the project claim asset and take a corresponding charge against earnings.

The Company reduced its estimates of claim recoveries to reflect recent adverse experience due to management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. In 2002 and 2001, the Company recorded approximately $136,200 and $37,000 in pre-tax contract-related charges as a result of claims reassessment. The Company continues to pursue these claims.

The Company also faces a number of counterclaims brought against it by certain project owners in connection with several of the project claims described above. If the Company is found liable for any of these counterclaims, such liability may also result in write-downs and charges against the Company’s earnings to the extent a reserve is not established.

Foster Wheeler guarantees certain obligations of its subsidiaries.

It is customary in the industries in which the Company operates to provide clients with Company performance guarantees supporting contracts executed by Company subsidiaries. If its subsidiaries default on these performance obligations, the Company will be obligated to pay damages to the client. In the aggregate, these agreements represent a material contingent liability.

The Company concentrates in particular industries.

The Company derives a significant amount of its revenues from services provided to corporations that are concentrated in five industries: power, oil and gas, pharmaceuticals, environmental and chemical/petrochemical. Unfavorable economic or other developments in one or more of these industries could adversely affect these customers and could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s international operations involve risks.

The Company has substantial international operations that are conducted through foreign and domestic subsidiaries as well as through agreements with foreign joint venture partners. The Company’s international projects accounted for approximately 62% of its fiscal year 2002 operating revenues. The Company has international operations throughout the world including operations in Western Europe, the Middle East, Asia, and South America. Its foreign operations are subject to risks, including:

•	uncertain political, legal and economic environments;

•	potential incompatibility with foreign joint venture partners;

•	foreign currency controls and fluctuations;

•	terrorist attacks against facilities owned or operated by U.S. companies;

•	war, civil disturbances; and

•	labor problems.

Events outside of the Company’s control may limit or disrupt operations, restrict the movement of funds, result in the loss of contract rights, increase foreign taxation or limit repatriation of earnings. In addition, in some cases, applicable law and joint venture or other agreements may provide that each joint venture partner is jointly and severally liable for all liabilities of the venture. These events and liabilities could have a material adverse effect on the Company’s business and results of operations.

Back to Contents

The Company may encounter difficulty in managing the business due to the global nature of its operations.

Foster Wheeler operates in more than 30 countries around the world, with approximately 6,300, or 70%, of its employees located outside of the United States. In order to manage its day-to-day operations, the Company must overcome cultural and language barriers and assimilate different business practices. In addition, the Company is required to create compensation programs, employment policies and other administrative programs that comply with the laws of multiple countries. The Company’s failure to successfully manage its geographically diverse operations could impair its ability to react quickly to changing business and market conditions and comply with segment-wide standards and procedures.

The Company may be unable to accomplish its business strategy.

The Company’s ability to accomplish its business strategy is subject to many factors beyond its control. Foster Wheeler cannot give any assurances that it will be successful in its attempts to increase revenues, introduce new products, decrease costs, increase its client base, achieve desirable contracts or reduce its leverage. These goals depend in part on global economic growth, economic activity within certain markets, regulatory environment, the demand for its products and the efforts of its competitors. Additionally, one element of its strategy of reducing leverage depends on its ability to monetize certain non-core assets. There can be no assurance that efforts to monetize these assets will be successful. Even if successful, the price received for certain of these assets may require the Company to report a loss on the sale if the book value is higher than the price received.

The Company is engaged in highly competitive businesses and usually must bid against competitors to obtain engineering, construction and service contracts.

The Company is engaged in highly competitive businesses in which customer contracts are often awarded through bidding processes based on price and the acceptance of certain risks. The Company competes with other general and specialty contractors, both foreign and domestic US, including large international contractors and small local contractors. Some competitors have greater financial and other resources than Foster Wheeler. In some instances this could give them a competitive advantage.

A failure to attract and retain qualified personnel could have an adverse effect on the Company.

The Company’s ability to attract and retain qualified engineers and other professional personnel will be an important factor in determining its future success. The market for these professionals is competitive, and there can be no assurance that the Company will be successful in its efforts to attract and retain such professionals. In addition, the Company’s success depends in part on its ability to attract and retain skilled laborers. The Company’s failure to attract or retain such workers could have a material adverse effect on its business and results of operations.

Foster Wheeler is subject to environmental laws and regulations in the countries in which it operates.

The Company’s operations are subject to US, European and other laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws include US Federal statutes such as the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), the Clean Water Act, the Clean Air Act and similar state and local laws, and European laws and regulations including those promulgated under the Integrated Pollution Prevention and Control Directive issued by the European Union in 1996 and the 1991 directive dealing with waste and hazardous waste and laws and regulations similar to those in other countries in which the Company operates. Both the E&C Group and the Energy Group make use of and produce as byproducts substances that are considered to be hazardous under the laws and regulations referred to above. The Company ma y be subject to liabilities for environmental contamination if it does not comply with applicable laws regulating such hazardous substances, and such liabilities can be substantial.

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

Back to Contents

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

Anti-takeover provisions in the Company’s bye-laws and the Company’s shareholders’ rights plan may discourage potential acquisition bids.

Provisions in the Company’s bye-laws and its shareholders’ rights plan could discourage unsolicited takeover bids from third parties and make removal of incumbent management difficult. As a result, it may be less likely that shareholders will receive a premium price for their shares in an unsolicited takeover by another party. These provisions include:

•	two-thirds of all shareholders must vote in favor of any merger;

•	a classified board of directors; and

•	a potential acquirer’s interest in the Company may be diluted as a result of the operation of the shareholders’ rights plan.

The Company’s board of directors may issue preferred shares and determine their rights and qualifications. The issuance of preferred shares may delay, defer or prevent a merger, amalgamation, tender offer or proxy contest involving the Company. This may cause the market price of the Company’s common shares to significantly decrease.

Financial Information about Foreign and Domestic Operations and Export Sales:

See Note 23 to Financial Statements in this Form 10-K.

Available Information

Our website address is www.fwc.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our investor relations website, www.fwc.com, under the heading “Investor Relations” and selecting the heading “SEC Filings.” These reports are available on our investor relations website as soon as reasonably practicable after we electronically file them with the SEC.

Back to Contents

ITEM 2. PROPERTIES

Company (Business Segment*) and Location	Use	Land Area		Building Square Feet		Lease Expires(6)

Foster Wheeler Realty Services, Inc. (C&F)
Livingston, New Jersey	General office & engineering	31.0 acres		288,000	(1)

Union Township, New Jersey	Undeveloped	203.8 acres		—
	General office & engineering	29.4 acres		294,000		2022
	General office & engineering	21.0 acres		292,000
	Storage and reproduction facilities	10.8 acres		30,400

Livingston, New Jersey	Research center	6.7 acres		51,355

Bedminster, New Jersey	Office	10.7 acres		135,000	(1)(2)

Bridgewater, New Jersey	Undeveloped	21.9 acres	(5)	—

Foster Wheeler Energy Corporation (E)
Dansville, New York	Manufacturing & offices	82.4 acres		513,786

Foster Wheeler Energy Services, Inc. (E)
San Diego, California	General offices	—		12,673		2005

Foster Wheeler USA Corporation (E&C, E)
Houston, Texas	General offices	—		107,890		2003

Aiken, South Carolina	General offices	—		15,000		2007

Texas City, Texas	Storage Facilities	—		13,259		2004

Foster Wheeler Iberia, S.A.
Madrid, Spain (E&C)/(E)	Office & engineering	5.5 acres		110,000		2015

Tarragona, Spain (E)	Manufacturing & office	25.6 acres		77,794

Foster Wheeler France, S.A. (E&C)
Paris, France	Office & engineering	—		80,000		2006

Paris, France	Archive storage space	—		12,985		2006

Foster Wheeler International Corporation (Thailand Branch) (E&C)
Sriracha, Thailand	Office & engineering	—		28,000		2003

Foster Wheeler Constructors, Inc. (E)
McGregor, Texas	Storage facilities	15.0 acres		24,000

Foster Wheeler Limited (United Kingdom) (E&C)
Glasgow, Scotland	Office & engineering	2.3 acres		28,798

Reading, England	Office & engineering	—		55,440	(1)	2006/2009

Reading, England	Office & engineering	14.0 acres		365,521		2024

Reading, England	Undeveloped	12.0 acres		—

Teeside, England	Office & engineering	—		18,100		2003/2014

Foster Wheeler Limited (Canada) (E)
Niagara-On-The-Lake, Ontario	Office & engineering	—		39,684		2003

Foster Wheeler Andina, S.A. (E&C)
Bogota, Colombia	Office & engineering	2.3 acres		26,000

Foster Wheeler Power Machinery Company Limited (E)
Xinhui, Guangdong, China	Manufacturing & office	30.0 acres		279,677	(3)	2045

Foster Wheeler Italiana, S.p.A. (E&C)
Milan, Italy (via S. Caboto,1)	Office & engineering	—		161,400		2007

Milan, Italy (via S. Caboto,7)	Office & engineering	—		121,870		2008	(1)

Back to Contents

Company (Business Segment*) and Location	Use	Land Area	Building Square Feet		Lease Expires(6)

Foster Wheeler Birlesik Insaat ve Muhendislik A.S. (E&C)
Istanbul, Turkey	Engineering & office	—	26,000		2004

Foster Wheeler Eastern Private Limited (E&C)
Singapore	Office & engineering	—	29,196		2005

Foster Wheeler Environmental Corporation (E&C)
Atlanta, Georgia	General offices	—	15,623		2004

Bothell, Washington	General offices	—	39,125		2005

Boston, Massachusetts	General offices	—	20,875		2005

Lakewood, Colorado	General offices	—	19,140		2005

Langhorne, Pennsylvania	General offices	—	18,202		2005

Morris Plains, New Jersey	General offices	—	59,710		2005

Oak Ridge, Tennessee	General offices	—	17,973		2004

Richland, Washington	General offices	—	10,404		2003

San Diego, California	General offices	—	12,957		2006

San Diego, California	General offices	—	20,016		2005

Santa Ana, California	General offices	—	19,569		2005

Foster Wheeler Power Systems, Inc. (E)
Martinez, California	Cogeneration plant	6.4 acres	—

Hudson Falls, New York	Waste-to-energy plant	11.2 acres	—

Camden, New Jersey	Waste-to-energy plant	18.0 acres	—		2011

Talcahuano, Chile	Cogeneration plant-facility site	21.0 acres	—		2028

Foster Wheeler Energia OY (E)
Varkaus, Finland	Manufacturing & offices	29.2 acres	369,365
	Office	—	100,645		2031

Karhula, Finland	Research center	12.8 acres	15,100		2095
	Office and laboratory		57,986		2095

Helsinki, Finland	Office	—	13,904		2005

Kouvola, Finland	Undeveloped	1.9 acres	—
	Office	1.5 acres	—		2032

Norrkoping, Sweden	Manufacturing & offices	—	26,000		2003

Foster Wheeler Energy FAKOP Ltd. (E)
Sosnowiec, Poland	Manufacturing & offices	26.3 acres	440,600	(4)

*	Designation of Business Segments:	E&C - Engineering & Construction Group
E - Energy Group
C&F - Corporate & Financial Services

(1)	Portion or entire facility leased or subleased to third parties.

(2)	50% ownership interest.

(3)	52% ownership interest.

(4)	53% ownership interest.

(5)	75% ownership interest.

(6)	Represents leases in which Foster Wheeler is the lessee.

Locations of less than 10,000 square feet are not listed. Except as noted above, the properties set forth are owned in fee. All or part of the listed properties may be leased or subleased to other affiliates. All properties are in good condition and adequate for their intended use.

Back to Contents

ITEM 3. LEGAL PROCEEDINGS

Some of the Company’s U.S. subsidiaries, along with many other companies, are codefendants in numerous asbestos related lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by the Company’s subsidiaries during the 1970s and prior. For additional information on the asbestos claims and other material litigation affecting the Company, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies” and Note 20 to the Financial Statements in this Form 10-K.

Under CERCLA and similar state laws, the current owner or operator of real property and the past owners or operators of real property (if disposal took place during such past ownership or operation) may be jointly and severally liable for the costs of removal or remediation of toxic or hazardous substances on or under their property, regardless of whether such materials were released in violation of law or whether the owner or operator knew of, or was responsible for, the presence of such substances. Moreover, under CERCLA and similar state laws, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be jointly and severally liable for the costs of the removal or remediation of such substances at a disposal or treatment site, whether or not such site was owned or operated by such person (an “off-site facility”). Liability at such off-site facilities is typically allocated among all of the viable responsible parties based on such factors as the relative amount of waste contributed to a site, toxicity of such waste, relationship of the waste contributed by a party to the remedy chosen for the site, and other factors.

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

The Company has been notified that it was a potentially responsible party (a “PRP”) under CERCLA or similar state laws at three off-site facilities. At each of these sites, the Company’s liability should be substantially less than the total site remediation costs because the percentage of waste attributable to the Company compared to that attributable to all other PRPs is low. The Company does not believe that its share of cleanup obligations at any of the off-site facilities as to which it has received a notice of potential liability will exceed $0.5 million in the aggregate.

Several of the Company’s former subsidiaries associated with a waste-to-energy plant located in the Village of Robbins, Illinois (the “Robbins Facility”) received a Complaint for Injunction and Civil Penalties from the State of Illinois, dated April 28, 1998 (amended in July 1998) alleging primarily state air act violations at the Robbins Facility (People of the State of Illinois v. Foster Wheeler Robbins, Inc. filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division). The United States Environmental Protection Agency commenced a related enforcement action at approximately the same time (EPA-5-98-IL-12 and EPA-5-98-IL-13). In May 2002 the matter was settled and the Company made an immaterial payment.

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

Back to Contents

The Company has filed an appeal of the verdict with the Court of Appeal for the State of California, First Appellate District. Management of the Company believes the financial obligation that may ultimately result from entry of a final judgment in this case will be paid by insurance.

On April 3, 2002 the United States District Court for the Northern District of Texas entered an amended final judgment in the matter of Koch Engineering Company. et al vs. Glitsch, Inc. et al. Glitsch, Inc. (now known as Tray, Inc.) is an indirect subsidiary of the Company. This lawsuit claimed damages for patent infringement and trade secret misappropriations and has been pending for over 19 years. A judgment was entered in this case on November 29, 1999 awarding plaintiffs compensatory and punitive damages plus prejudgment interest in an amount yet to be calculated. This amended final judgment in the amount of $54.3 million includes such interest for the period beginning in 1983 when the lawsuit was filed through entry of judgment. Post-judgment interest will accrue at a rate of 5.471 percent per annum from November 29, 1999. The management of Tray, Inc. believes that the Court’s decision contains numerous factual and legal erro rs subject to reversal on appeal. An appeal is pending with the United States Court of Appeals for the D.C. District. Briefs have been filed by both sides.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G (3) of Form 10-K, information regarding executive officers is included in PART I.

Thomas R. O’Brien, Lisa Fries Gardner, Robert D. Iseman and Steven I. Weinstein have each held executive positions with Foster Wheeler or its subsidiaries for more than the past five years.

Name	Age	Position

Raymond J. Milchovich	53	Chairman, President and Chief Executive Officer
Thomas R. O’Brien	64	General Counsel and Senior Vice President
Joseph T. Doyle	55	Senior Vice President and Chief Financial Officer
Bernard H. Cherry	62	President and Chief Executive Officer, Foster Wheeler Power Group, Inc.
Lisa Fries Gardner	46	Vice President and Secretary
Brian K. Ferraioli	47	Vice President and Controller
Ryan J. Esko	28	Treasurer
Robert D. Iseman	55	Vice President
Steven I. Weinstein	57	Vice President and Deputy General Counsel
Thomas J. Mazza	49	Vice President

Mr. Raymond J. Milchovich has been the Chairman, President and Chief Executive Officer of the Company since October 22, 2001. Formerly, he was the Chairman, President and Chief Executive Officer of Kaiser Aluminum Corporation, a leading producer and marketer of alumina, aluminum and aluminum fabricated products, and Kaiser Aluminum & Chemical Corporation (“KACC”) since December 1999. Mr. Milchovich was President of Kaiser Aluminum Corporation and KACC since July 1997. He also served as Chief Operating Officer of Kaiser Aluminum Corporation and of KACC from July 1997 through May and June 2000, respectively. Prior to that time, he held several executive positions with Kaiser Aluminum Corporation and its subsidiaries.

Mr. Joseph T. Doyle was appointed Senior Vice President and Chief Financial Officer of the Company on July 15, 2002. Prior to assuming this position with the Company, Mr. Doyle was Executive Vice President and Chief Financial Officer of U.S. Office Products from 1998 through 2001. Mr. Doyle was Senior Vice President—Finance for the Industrial Operations of Westinghouse Electric Corporation from 1996 to 1998.

Back to Contents

Mr. Bernard H. Cherry was appointed President and Chief Executive Officer of Foster Wheeler Power Group, Inc. effective November 4, 2002. Mr. Cherry was President and Chief Operating Officer of Oxbow Power Group from 1990 to 2002. He also served as President of Oxbow Power Group from 1987 to 1990.

Mr. Brian K. Ferraioli was appointed Vice President and Controller of the Company on November 4, 2002. Mr. Ferraioli has been with Foster Wheeler for 23 years. Prior to his current position, Mr. Ferraioli was Vice President and Chief Financial Officer of Foster Wheeler USA Corporation and Foster Wheeler Power Systems, Inc., respectively, and Vice President of Project Finance at Foster Wheeler International, Reading, UK. In addition to serving in various corporate finance roles, Mr. Ferraioli was also Chief Financial Officer of Foster Wheeler Iberia, Madrid, as well as Assistant Controller of Foster Wheeler Italiana, Milan.

Mr. Thomas J. Mazza was appointed Vice President on November 4, 2002. Mr. Mazza has been with Foster Wheeler for 24 years in various financial positions. Mr. Mazza was Vice President and Controller from February 2002 to November 2002. Previously he served as Vice President, Financial Planning and Analysis from 2000 to 2001 and before that was Assistant Controller for 10 years. He also served in various financial roles in Italy and England.

Mr. Ryan J. Esko was elected as Treasurer of the Company on November 26, 2002 on an interim basis pursuant to an agreement between Foster Wheeler and AP Services, LLC, a subsidiary of AlixPartners, to provide management services to the Company. Prior to his appointment as Treasurer of the Company, Mr. Esko held various positions in managing treasury operations for AlixPartners for similar engagements.

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

Involvement in Certain Legal Proceedings

Mr. Milchovich was the former President and Chief Executive Officer of Kaiser Aluminum Corporation from December 1999 to October 2001. Kaiser Aluminum Corporation commenced a voluntary petition under Chapter 11 of the United States Bankruptcy Code on February 12, 2002.

Mr. Doyle was the former Executive Vice President and Chief Financial Officer of U.S. Office Products Company from 1998 to 2001. U.S. Office Products Company and all of its U.S. subsidiaries other than Mail Boxes Etc., Mail Boxes USA, Inc. and Global MailBox Express LLC filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court on March 5, 2001.

Back to Contents

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange. The number of shareholders of record as of December 27, 2002 was 6,082.

	Three Months Ended

2002	March 29	June 28	Sept. 27	Dec. 27

Cash dividends per share	—	—	—	—
Stock prices:
High	$5.39	$3.75	$2.35	$1.90
Low	$1.60	$1.30	$1.35	$1.00

	Three Months Ended

2001	March 30	June 29	Sept. 28	Dec. 28

Cash dividends per share	$.06	$.06	—	—
Stock prices:
High	$18.74	$17.75	$9.50	$5.83
Low	$5.3125	$7.20	$4.30	$3.93

The Board of Directors of the Company discontinued the common stock dividend in July 2001.

The Company received a formal notice, dated March 18, 2003, from the NYSE indicating that it was below the continued listing criteria of a total market capitalization of not less than $50 million over a 30 day trading period and shareholders’ equity of not less than $50 million. The Company expects to submit a business plan that will demonstrate compliance with this continued listing standard within 18 months of notice from the NYSE. The Company’s business plan, if accepted, will be reviewed by the NYSE for ongoing compliance with its goals and objectives. Throughout the review process, the Company’s common stock will continue to be listed on the NYSE.

Back to Contents

ITEM 6. SELECTED FINANCIAL DATA

COMPARATIVE FINANCIAL STATISTICS
(in thousands, except per share amounts)

	2002		2001		2000	1999		1998

			(Restated)**		(Restated)**	(Restated)**		(Restated)**

Revenues	$3,574,537		$3,392,474		$3,969,355	$3,944,074		$4,596,992
(Loss)/earnings before income taxes	(360,062	)(1)	(212,965	)(3)	52,166	(194,288	)(5)	43,924 (6)
Provision/(benefit) for income taxes	14,657		123,395	(4)	15,179	(48,208)		77,942 (7)
(Loss)/earnings prior to cumulative effect of a change in accounting principle	(374,719)		(336,360)		36,987	(146,080)		(34,018)
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	(150,500	)(2)	—		—	—		—
Net (loss)/earnings	(525,219)		(336,360)		36,987	(146,080)		(34,018)
(Loss)/earning per share: Basic and diluted: Net (loss)/earnings prior to cumulative effect of a change in accounting principle	$(9.15)		$(8.23)		$.91	$ (3.59)		$(.84)
Cumulative effect on prior years (to December 28, 2001) of a change in accounting principle for goodwill	$(3.67)		—		—	—		—
Net(Loss)/earnings per share:
Basic	$(12.82)		$(8.23)		$.91	$(3.59)		$(.84)
Diluted	$(12.82)		$(8.23)		$.91	$(3.59)		$(.84)
Shares outstanding:
Basic:
Weighted average number of shares outstanding	40,957		40,876		40,798	40,742		40,729
Diluted:
Effect of stock options	*		*		7	*		*

Total diluted	40,957		40,876		40,805	40,742		40,729

Current assets	$1,396,407		$1,754,376		$1,622,976	$1,615,096		$1,672,842
Current liabilities	1,540,623		2,388,620		1,454,603	1,471,552		1,491,666
Working capital	(144,216)		(634,244)		168,373	143,544		181,176
Land, buildings and equipment (net)	407,819		399,198		495,034	648,199		676,786
Total assets	2,908,837		3,325,837		3,507,581	3,467,085		3,350,022
Bank loans	14,474		20,244		103,479	63,378		107,051
Long-term borrowings (including current installments):
Corporate and other debt	346,707		297,627		306,188	372,921		541,173
Project debt	205,840		226,056		274,993	349,501		314,303
Capital lease obligations	58,987		—		—	—		—
Subordinated Robbins Facility exit funding obligations	108,865		110,340		111,715	113,000		—
Convertible subordinated notes	210,000		210,000		—	—		—
Preferred trust securities	175,000		175,000		175,000	175,000		—
Cash dividends per share of common stock	$.00		$.12		$.24	$.54		$.84

Other data:
Unfilled orders, end of year	$5,445,934		$6,004,420		$6,142,347	$6,050,525		$7,411,907
New orders booked	3,052,410		4,109,321		4,480,000	3,623,202		5,269,398

(1)
Includes in 2002, losses recognized in anticipation of sales ($54,500); revisions to project claim estimates and related costs ($136,200); revisions to project cost estimates and related receivable reserves ($80,500); provision for asbestos claims ($26,200); provision for domestic plant impairment ($18,700); performance intervention and restructuring charges ($37,100); increased pension and postretirement medical costs ($10,600); and severance, increased legal and other provisions ($31,600).

(2)	In 2002, the Company recognized $150,500 of impairment losses upon adoption of SFAS 142, “Goodwill and Other Intangible Assets”.

(3)
Includes in 2001, losses recognized in anticipation of sales ($40,300); revisions to project claim estimates and related costs ($37,000); revisions to project cost estimates and related receivable reserves ($123,600); provision for domestic plant impairment ($6,100); increased pension and postretirement medical costs ($9,100); and severance, increased legal and other provisions ($38,200).

(4)	Includes in 2001, a valuation allowance for domestic deferred tax assets ($194,600).

Back to Contents

(5)
Includes in 1999, a provision for cost realignment ($37,600) and a charge totaling $244,600 of which $214,000 relates to the Robbins Facility write-down and $30,600 relates to the current year operations of the Robbins Facility.

(6)	Includes in 1998 a charge for the Robbins Facility of $72,800 of which $47,000 relates to the Robbins Facility write-down and $25,800 relates to the current year operations.

(7)	Includes in 1998, a provision for an increase in the income tax valuation allowance ($61,300).

*
The effect of the stock options was not included in the calculation of diluted earnings per share as these options were antidilutive due to the 2002, 2001, 1999 and 1998 losses. The effect of the convertible notes was not included in the calculation of diluted earnings per share as these options were antidilutive due to the 2002 and 2001 losses.

**
The selected financial data presented for each of the four years in the period ended December 28, 2001, have been revised to account for the assets, liabilities and results of operations associated with one of the Company’s post retirement medical benefit plans in accordance with Statement of Financial Accounting Standards 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The effects of these adjustments are presented below.

Selected Financial Data	12/28/01 As Reported	12/28/01 Restated	12/29/00 As Reported	12/29/00 Restated

(Loss)/earnings before income taxes	$(208,865)	$(212,965)	$53,266	$52,166
Provision (benefit) for income taxes	$118,215	$123,395	$15,564	$15,179
Net (loss)/earnings	$(327,080)	$(336,360)	$37,702	$36,987
(Loss)/Earnings per Share, Basic and Diluted	$(8.00)	$(8.23)	$0.92	$0.91
Total assets	$3,325,837	$3,325,837	$3,502,401	$3,507,581

Selected Financial Data	12/31/99 As Reported	12/31/99 Restated	12/25/98 As Reported	12/25/98 Restated

(Loss)/earnings before income taxes	$(193,188)	$(194,288)	$45,024	$43,924
Provision (benefit) for income taxes	$(47,823)	$(48,208)	$78,327	$77,942
Net (loss)/earnings	$(145,365)	$(146,080)	$(33,303)	$(34,018)
(Loss)/Earnings per Share, Basic and Diluted	$(3.57)	$(3.59)	$(0.82)	$(0.84)
Total assets	$3,462,290	$3,467,085	$3,345,612	$3,350,022

Back to Contents

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars, except per share amounts)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report on Form 10-K contain forward-looking statements that are based on management’s assumptions, expectations and projections about the various industries within which the Company operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Company cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements such as: changes in the rate of worldwide economic growth in the major international economies; changes in investment by the power; oil and gas; pharmaceutical; chemical/petrochemical and environmental industries; changes in the financial condition of our customers; changes in regulatory environment; changes in project design or schedules; contract cancellations; changes in trade, monetary and fiscal policies worldwide; currency fluctuations; war or terrorist attacks on facilities either owned or where equipment or services are or may be provided; outcomes of pending and future litigation including litigation regarding the Company’s liability for damages and insurance coverage for asbestos exposure; protection and validity of patents and other intellectual property rights and increasing competition by foreign and domestic companies; monetization of certain facilities; and recoverability of claims against customers. For additional information, see Item 1. “Business—Risk Factors of the Business”.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

The Company’s continuing business strategy is to maintain focus on its core business segments in the engineering and construction and energy markets. The current management team began a restructuring process in the fourth quarter 2001 and continued that process throughout 2002. The restructuring activities, a change in accounting principle for goodwill, and the reduction in estimates of claim recoveries to reflect recent adverse experience due to management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company have resulted in significant charges throughout the five quarters ending December 27, 2002. These charges are a major component of the 2002 Net Loss and Shareholders’ Deficit. Additionally, the weak performance of worldwide equity markets and low interest rates continue to have significant negative impacts on the pension liabilities for operations in the United Kingdom and the United S tates. The adjustments to pension liabilities are a major component of the Accumulated and Other Comprehensive Loss section of Shareholders’ Deficit.

Cash flow from operations was especially strong in 2002. Net cash flow from operations increased $160,400 in 2002 and was generated by operations in both the E&C and Energy Groups. Refer to the Liquidity section of this Item 7 for further discussion. The cash flow from operations resulted from timing on several major projects and from management’s comprehensive plan to enhance cash generation. Much of the positive cash flow relating to timing on projects is expected to reverse in 2003.

Three Years Ended December 27, 2002 Results of Operations
	Consolidated Data

	2002	2001	2000

		(Restated)	(Restated)

Revenues	$3,574,500	$3,392,500	$3,969,400
Net (loss)/earnings	$(525,200)	$(336,400)	$37,000
(Loss)/earnings per share:
Basic and diluted	$(12.82)	$(8.23)	$.91

Back to Contents

Details of the pre-tax change in accounting principle and charges, by major category, are outlined below.

	2002				2001

	E&C	Energy	C&F	Total	E&C	Energy	C&F	Total

1) Change in accounting for goodwill	$48,700	$101,800	—	$150,500	—	—	—	—
2) Losses recognized in anticipation of asset sales	—	54,500	—	54,500	—	$40,300	—	$40,300
3) Revision to project claim estimates and related costs	86,800	40,800	$8,600	136,200	$26,500	5,500	$5,000	37,000
4) Revision to project cost estimates and related receivable reserve	34,850	45,650	—	80,500	25,200	98,400	—	123,600
5) Provision for asbestos claims	—	—	26,200	26,200	—	—	—	—
6) Provision for domestic plant impairment	—	18,700	—	18,700	—	6,100	—	6,100
7) Performance intervention & restructuring	—	—	37,100	37,100	—	—	—	—
8) Increased Pension and postretirement medical costs	—	—	10,600	10,600	—	—	9,100	9,100
9) Severance	500	4,300	2,900	7,700	1,300	—	3,400	4,700
10) Legal and Other	6,000	8,400	9,500	23,900	—	—	33,500	33,500

Total	$176,850	$274,150	$94,900	$545,900	$53,000	$150,300	$51,000	$254,300

(1)
The Company’s implementation of SFAS 142 resulted in the impairment of goodwill on two domestic reporting units in the Energy Group totaling $101,800, and one domestic reporting unit in the E&C Group of $48,700. Refer to Note 2 to the Financial Statements for a discussion of the requirements of SFAS 142.

(2)
These losses were recognized in anticipation of sales of the Charleston WTE Facility ($19,000) and the Hudson Falls WTE Facility ($35,500) within the Energy Group. The sale of the Charleston WTE Facility was completed in October 2002. In 2001, the Energy Group recorded $40,300 of losses in other deductions related to the sale of two hydrogen plants located in Venezuela and Chile ($5,000) in May 2001, and the Mt. Carmel cogeneration facility ($35,300) completed in December 2001. The amounts were recorded in other deductions.

(3)
The Company reduced its estimates of claim recoveries to reflect recent adverse recovery experience due to management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. These charges are reflected in the cost of operating revenues ($136,200 in 2002 and $32,000 in 2001) and in other deductions ($5,000 in 2001). These charges include claims write-downs and the establishment of a provision for probable liquidated damages.

(4)
The net charge of $80,500 in 2002 was reported as additional cost of operating revenues of $82,200, offset by a reduction in the Energy Group’s other deductions of $1,700. The charge of $123,600 in 2001 was recorded in cost of operating revenues.

The 2001 charge for $123,600 consists of $84,400 related to heat recovery steam generators (“HRSG’s”). During 2000 and early 2001, the Company had been extremely successful in marketing these products, however, it was determined that the Company had underestimated the cost on seven contracts. The cost underestimates were primarily related to construction and subcontracted fabrication. Corrective action was taken on these projects resulting in a $84,400 charge. This product line is part of the Energy Group. Warranty and rework issues for one project resulted in a cost of $11,100 in the E&C Group. This cost related to a technical production issue on a refinery unit.

Additional charges in fourth quarter of 2001 relating to doubtful receivables, were made to establish reserves of $28,100 for approximately 20 receivable balances. The largest was for an Indonesian customer in the amount of $4,000.

Back to Contents

(5)
A provision for future asbestos claims was recorded in 2002 in other deductions based on the Company’s revaluation of estimated future claims and the solvency of the insurance carriers who have provided coverage.

(6)
A provision for impairment was recorded in cost of operating revenues of $13,400 relating to the write-down of fixed assets, and in other deductions of $5,300 for the Dansville, NY manufacturing facility under the provisions of SFAS 144. Cash outflows related to the mothballing of the facility are expected to be approximately $4,000 in 2003 and immaterial thereafter.

(7)
$37,100 was recorded in other deductions in the C&F Group for corporate restructuring and performance intervention activities. These activities are more fully described in the Liquidity and Capital Resources section of this Report.

(8)
The Company recorded in other deductions increased pension and postretirement medical costs of $10,600 and $9,100 for 2002 and 2001, respectively. The increased pension costs in 2002 and 2001 are largely attributable to the impact of the poor performance of the equity markets and low interest rates in the United States and United Kingdom. The 2001 charge also includes $4,100 related to a restatement for postretirement medical benefits in accordance with SFAS 106.

(9)
Severance costs of $7,700 were recorded in 2002; $500 in cost of operating revenues, $4,300 in general overhead, and $2,900 in other deductions. These amounts will be paid over the next two years. The 2001 severance costs of $4,700 were recorded in general overhead costs. These amounts were substantially paid by the close of 2002.

(10)
The charges for 2002 and 2001 primarily represent accrual for legal settlements and other provisions. The amounts were recorded as follows for the years ended 2002 and 2001, respectively: E&C Group in cost of operating revenues $1,000 and $0, other deductions $5,000 and $0; Energy Group in other deductions $8,400 and $0; and C&F in selling, general and administrative expenses $4,900 and $0; and other deductions $4,600 and $33,500.

The 2001 charge consisted of $20,000 related to the cancellation of a company-owned life insurance plan. The decision to cancel the plan was made and communicated to the insurance company in the fourth quarter of 2001. The Company surrendered the policies underlying this plan in the first quarter of 2002. The remaining $13,500 consisted primarily of the following items; the Company entered into an agreement to sell a non-core subsidiary and recognized a $6,000 loss on the sale; and the Company reached an agreement to settle outstanding issues with respect to its exit from the Robbins facility in March 2002, requiring the Company to record a charge to earnings of $6,000. The primary issues settled were the dispute with the title owner of the property and the distribution of any proceeds from the sale of the facility.

Management recognizes that the E&C and Energy Groups are subject to charges due to contract disputes as previously described. In order to mitigate these charges in the future, the Company has taken the following actions to date:

•	Undertook a series of management actions including leadership changes and performance interventions;

•	Implemented comprehensive contract accounting policies and procedures and related training programs on a company-wide basis;

•	Established a Project Risk Management Group that provides for corporate oversight;

•	Strengthened the financial controls relating to project execution and cash management;

•	Supplemented the financial expertise in critical areas;

•	Expanded the scope of the audit activities, both internally and externally; and

•	Strengthened the expertise in contract audits by outsourcing the internal audit function to Deloitte & Touche LLP.

Back to Contents

The Company took significant action to reduce operating costs during 2002, to improve efficiencies, and to match internal resources to workload requirements through staff reductions and mothballing of the Dansville, NY manufacturing facility. The total number of staff reductions approximated 1,500 and occurred primarily in the North American operations. Technical and non-technical positions were eliminated including executive and middle management, engineering, manufacturing, administrative support staff, and overhead personnel.

Consolidated Operating Revenues:
	12/27/02	12/28/01	12/29/00

Amount	$3,519,200	$3,315,300	$3,891,400
$ Change	$203,900	$(576,100)	n/a
% Change	6.2%	(14.8)%	n/a

The increase in 2002 operating revenues resulted primarily from the E&C Group’s operations in Continental Europe and the Energy Group’s operation in Finland. Both entities are executing several major projects in Europe. See the individual group discussions for additional details.

The 2001 decrease was mainly due to a reduction in flow-through costs and a shift in the United Kingdom towards reimbursable service-only contracts.

Consolidated Gross Earnings (operating revenues minus cost of operating revenues):
	12/27/02	12/28/01	12/29/00

Amount	$92,300	$151,300	$326,200
$ Change	$(59,000)	$(174,900)	n/a
% Change	(39.0)%	(53.6)%	n/a

As noted in the chart describing charges, Gross Earnings in 2002 and 2001 were negatively impacted by charges relating to revised claims estimates, revisions to contract estimates, receivable reserves, and the phase out and mothballing of the Dansville, NY manufacturing facility.

Consolidated Selling, General, and Administrative Expenses (SG&A):
	12/27/02	12/28/01	12/29/00

Amount	$226,500	$225,400	$222,100
$ Change	$1,100	$3,300	n/a
% Change	0.5%	1.5%	n/a

SG&A expenses in 2002 include charges for severance $4,300 versus $4,700 in 2001, legal fees/settlements $4,850 versus $0 in 2001. The severance charges are included in the Energy Group in the amount of $1,400 and the Corporate & Finance Group (“C&F”) in the amount of $2,900. Charges for legal fees are included in C&F.

Management continues to seek overhead cost reductions through improved efficiencies and alternate methods of conducting management functions at the corporate center and operating units. Cost savings from staff reductions are not fully reflected in the 2002 results because of the time phasing of the reductions and the severance costs previously noted.

Consolidated Other Income:
	12/27/02	12/28/01	12/29/00

Amount	$55,400	$77,200	$78,000
$ Change	$(21,800)	$(800)	n/a
% Change	(28.2)%	(1.0)%	n/a

The decline in 2002 other income is attributable primarily to a 2001 licensing sales agreement by the Energy Group’s North American operation. No similar transaction occurred in 2002. Other income in 2000

Back to Contents

included a gain of approximately $12,000 on the sale of 50% of its ownership interest in a waste-to-energy facility located in Italy.

Other income in 2002 includes interest income of $12,300 versus $9,100 in 2001, and equity income in investments of $15,900 versus $14,400 in 2001.

Consolidated Other Deductions:
	12/27/02	12/28/01	12/29/00

		(Restated)	(Restated)
Amount	$193,200	$126,500	$42,800
$ Change	$66,700	$83,700	n/a
% Change	52.7%	195.6%	n/a

Other deductions in 2002 and 2001 contain many of the charges detailed at the beginning of this Item 7. Other deductions for 2002 include a $26,200 charge for potentially insolvent insurance companies involved in the Company’s asbestos defense. No such charge was incurred in 2001. Other deductions for 2002 also include charges for losses recognized in anticipation of asset sales of $54,500 versus a charge of $40,300 in 2001. The 2002 charges relate to the Energy Group’s Charleston, SC facility which was sold in October 2002 and continuing discussions with a potential buyer for the Hudson Falls, NY waste-to-energy facility. The 2001 charges relate to the sale of a power generation facility at Mt. Carmel, PA and two hydrogen plants located in Venezuela and Chile.

Other deductions for 2002 also include charges for performance intervention and restructuring totaling $37,100, and Legal Settlements and other charges of $18,050 versus $13,500 in 2001. Also included are charges for the mothballing of the Dansville, NY manufacturing facility, $5,300 and $6,100 in 2002 and 2001, respectively.

Other deductions for 2001 include a charge for cancellation of the company owned life insurance policy of $20,000, and a revision to claims estimates of $5,000.

Management expects Other Deductions to continue to be significant until the restructuring activities are completed.

Consolidated Tax Provision
	12/27/02	12/28/01	12/29/00

		(Restated)	(Restated)
Amount	$14,700	$123,400	$15,200
$ Change	$(108,700)	$108,200	n/a
% Change	(88.1)%	711.8%	n/a

The provisions of SFAS 109 prohibit the Company from recording domestic tax benefits due to the cumulative losses incurred domestically in the three years ended December 27, 2002. Accordingly, the tax provision recorded on the pre-tax loss of $360,100 represents primarily state and foreign income taxes. The change from a theoretical tax benefit of $74,500 to an actual provision of $123,400 in 2001 was primarily due to the establishment, under the provisions of SFAS 109, of a valuation allowance for domestic deferred tax assets of $194,600 in the fourth quarter of 2001. For statutory purposes, the majority of the domestic federal tax benefits, against which reserves have been taken, do not expire until 2020 and beyond, based on current tax laws. In 2000, the low effective tax rate of 29.1% was primarily due to non-recurring foreign tax benefits. The tax provision for fiscal 2000 was $15,200 on earnings before income taxes of $52,200.

Back to Contents

Net (loss) / Income—Consolidated
	12/27/02	12/28/01	12/29/00

		(Restated)	(Restated)
Amount	$(525,200)	$(336,400)	$37,000
$ Change	$(188,800)	$(373,400)	n/a
% Change	(56.1)%	(1,009.2)%	n/a

The net loss for 2002 was primarily due to the pre-tax charges totaling $545,900 detailed on the chart shown at the beginning of this Item 7. These charges relate to the Cumulative Effects for a Change in Accounting Principle for Goodwill of $150,500; revisions to Project Claim estimates of $136,200; revised Contract Costs Estimates and Receivable reserves of $80,500; losses recognized in anticipation of the sale of the two Energy Group operating plants of $54,500; a provision for Asbestos Recoveries of $26,200; the mothballing of the Dansville, NY manufacturing facility of $18,700; Performance Intervention and Restructuring activities of $37,100; Severance of $7,700, Pension and Post Retirement charges of $10,600, and Legal and Other charges of $23,900. Portions of the charges incurred by certain foreign operations are subject to tax benefits.

The 2001 net loss mainly resulted from charges related to revised contract costs estimates and receivables reserves of $123,600; losses recognized in anticipation of asset sales of $40,300; revised claims estimates of $37,000; provision for domestic plant impairment of $6,100; pension and post retirement charges of $9,100; cancellation of Company owned life insurance of $20,000; and legal and other charges of $13,500.

Cumulative Effect of a Change in Accounting Principle for Goodwill—Net of $0 Tax

The Company subjected its reporting units to a step one goodwill impairment test as prescribed in SFAS No. 142 and determined that three entities required a step two evaluation. Upon completion of these evaluations, goodwill was determined to be impaired and a charge of $150,500 was recorded. A charge of $48,700 was incurred which relates to a domestic US operating unit in the E&C Group, and a charge of $101,800 was incurred which relates to two domestic US operating units in the Energy Group.

Engineering and Construction Group
	2002	2001	2000

Operating revenues	$1,989,300	$1,910,600	$2,753,900
Change from prior year $	$78,700	$(843,300)	n/a
Change from prior year %	4.1%	(30.6)%	n/a
Gross earnings	$33,700	$103,600	$177,500
Change from prior year $	$(69,900)	$(73,900)	n/a
Change from prior year %	(67.5)%	(41.6)%	n/a

Professional man-hours chargeable contracts increased by approximately 3% in 2002 and this increase is reflected throughout the Group’s operating units. The increase in operating revenues in US dollar terms is primarily attributed to the Continental Europe operating unit where three major projects are being executed.

The increase in operating revenue was partially offset by reduced flow-through revenues from operations in the United Kingdom. The Company includes reimbursable third party costs (“flow-through costs”) on reimbursable plus fee contracts when the Company determines it is responsible for the engineering specification, procurement and management of third party costs on behalf of a client. The amount of flow-through costs can fluctuate significantly from year to year and normally has little or no impact on profitability. Funding for the flow through costs is generally provided by the client in advance or at disbursement.

Operating revenues in 2001 were likewise impacted by a reduction in flow-through revenues in the United Kingdom.

On March 7, 2003, the Company sold the operating business of its wholly-owned subsidiary, Foster Wheeler Environmental Corporation for net cash proceeds of $80,000 consisting of $72,000 sales proceeds

Back to Contents

and the balance from cash retained in the business. Operating revenues associated with this entity approximated $300,000 and $330,000 in 2002 and 2001, respectively.

The 2002 E&C gross earnings were negatively impacted by charges for contract and receivable reserves in the amount of $34,850, and by revised charges relating to claims estimates of $86,800. Refer to the table in the beginning of Item 7 for further discussion of these charges.

The E&C Group’s gross earnings decreased in fiscal 2001 as compared with fiscal 2000 which was largely due to a $51,700 charge related to claim reassessments, contract and related receivables write-downs.

World economic growth in 2002 continued to be sluggish and investment was weak in many of the market sectors served by the E&C Group. Oil refining margins were depressed which discouraged investment, although the Company continued to win business as a result of spending on clean fuels production. The refinery market was most active in the US and Europe, but contracts were also being awarded by refinery owners in the Middle East in the second half of the year.

A gradual recovery for the E&C industry is expected in 2003, after two years of lower activity, but market activity will be heavily influenced by the political situation in the Middle East and the overall pattern of worldwide economic recovery. The benefits from the improved economic conditions as evidenced in growth in new orders are more likely to be evidenced in 2004/5 than in the current year.

Energy Group:
	2002	2001	2000

Operating revenues	$1,556,700	$1,423,600	$1,236,600
Change from prior year $	$133,100	$187,000	n/a
Change from prior year %	9.3%	15.1%	n/a
Gross earnings from operations	$65,600	$46,500	$146,900
Change from prior year $	$19,100	$(100,400)	n/a
Change from prior year %	41.1%	(68.3)%	n/a

The increase in the Energy Group’s 2002 operating revenues reflects strong performance from its Finnish operations on major projects being executed in Poland, Germany, Estonia, and Ireland. Operating revenues at other operating units were relatively constant excluding a reduction of approximately $21,000 in 2002 reflecting the divestitures of the Mt. Carmel and Charleston projects in December 2001 and October 2002, respectively.

The 2001 operating revenues increase primarily reflected the execution of significant contracts awarded in 2000 for the North American operating unit.

Gross earnings in 2002 were negatively impacted by charges for contract cost revisions and receivable reserves of $47,350, claims estimates revisions of $40,800, and a provision for the mothballing of the Dansville, NY manufacturing facility of $13,400.

Gross earnings for 2001 were impacted by charges totaling $103,900 primarily related to revisions to Contract Costs and related Receivable Reserves.

The Company continuously reviews the viability of monetizing selected power systems facilities. Based on current economic conditions, the Company will continue to operate the facilities in the normal course of business. Management’s periodic reviews of the undiscounted cash flows indicate that no adjustment to the carrying amounts is required. If the Company decides to monetize these assets, it is possible that the amounts realized could differ materially from the balances reflected in the financial statements. In the first and second quarters of 2002, the Company recorded charges to reduce the carrying values for two Power Systems operating plants in the amounts of $19,000 and $35,500, respectively. The first facility was sold in October 2002, and the Company is in discussions with a third party with respect to the second facility.

The North American Power market continues to suffer from slow economic growth, over capacity, and the financial difficulties of independent power producers. Growth opportunities in the North American power market are expected to shift toward maintenance and service contracts and away from the supply of new

Back to Contents

equipment associated with solid fuel boiler contracts. Internationally, growth opportunities in circulating fluidized bed boilers are expected to continue in selective European and Asian markets.

Financial Condition

The Shareholders’ Deficit at the year-end 2002 was $(780,900) compared to 2001 $(48,400). A summary of the 2002 decrease, after considering the restatement of 2001, follows:

Shareholders’ Deficit as of December 28, 2001, restated	$(48,400)
Net Loss prior to cumulative effect of a change in accounting principle	(374,700)
Cumulative effect on prior years (to December 28, 2001) of a change in accounting principle for goodwill, net of $0 tax	(150,500)
Minimum pension liability adjustment	(226,000)
Foreign Currency Translation adjustment and other	18,700

Shareholders’ Deficit as of December 27, 2002	$(780,900)

The major components comprising the net loss are listed in the chart at the beginning of the discussion of Results of Operations. The charge for the change in accounting principle relating to goodwill relates to two US entities in the Energy Group in the aggregate amount of $101,800 and one US entity in the E&C Group in the amount of $48,700. The adjustments to minimum pension liability resulted in charges relating to plans in the United Kingdom in the amount of $166,400, in the US in the amount of $55,700 and in Canada in the amount of $3,900, and reflect the weak equity markets and lower interest rates during the past three years.

For fiscal 2002, 2001 and 2000, investments in land, buildings and equipment were $53,400, $34,000 and $45,800, respectively. The increase in 2002 was primarily related to the buyout of an operating lease financing agreement on a corporate office building in New Jersey of approximately $33,000, approximately $4,700 of routine capital expenditures at the Company’s build, own and operate plants and $15,700 of other capital expenditures worldwide. The decrease in 2001 was primarily due to lower investments in foreign build, own and operate plants which is in line with the previously announced repositioning plan for these types of plants. Capital expenditures will continue to be directed primarily toward strengthening and supporting the Company’s core businesses and are limited by terms within the Senior Credit Facility.

Net debt decreased by $124,500 to $690,500 during 2002 compared to a decrease of $109,000 to $815,000 during 2001. Net debt includes corporate and other debt, special purpose project debt, capital lease obligations, bank loans, subordinated Robbins Facility exit funding obligations, convertible subordinated notes and preferred trust securities net of cash and short term investments. The 2002 decrease was primarily due to the significant cash provided by operating activities of $160,000 during the year. In 2001, the Company issued $210,000 principal amount of convertible subordinated notes, the net proceeds of which were used to repay $76,300 under the 364-day revolving credit facility that expired on May 30, 2002 and to reduce advances outstanding under the then existing Revolving Credit Agreement. The 2001 decrease was accomplished primarily by the sale of a 50 percent interest in a waste-to-energy facility in Italy. Also, the Company entered into a sale/l easeback of an office building in Spain, which resulted in gross proceeds of approximately $21,000.

Liquidity and Capital Resources

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as the Company maintaining credit facilities and bonding capacity adequate to conduct its business. The Company has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and has a shareholder deficit of $780,939 at December 27, 2002. The Company has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, the Company received waivers of

Back to Contents

covenant violations and ultimately negotiated new credit facilities, in August 2002. While management believes its operating plans, if met, are sufficient to assure compliance with the terms of its new debt agreements, as amended, there is no assurance that the Company will do so during 2003. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are described below.

As of December 27, 2002, the Company had cash and cash equivalents on hand, short-term investments, and restricted cash of $429,000, an increase of $205,000 from 2001. Of this total, $343,000 was held by foreign subsidiaries, of which $69,000 was restricted. In August 2002, the Company finalized a Senior Credit Facility with its lender group. This facility, including a $71,000 term loan, a $69,000 revolving credit facility, and a $149,000 letter of credit facility, expires on April 30, 2005. This facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and 66% of the stock of the first-tier foreign subsidiaries. The facility has no scheduled repayments prior to maturity on April 30, 2005. The facility requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retains the first $77,000 of such amounts and also retains a 50% share of the ba lance. The financial covenants in the facility commence at the end of the first quarter 2003 and include a senior leverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) level as described in the agreement, as amended. With the sale of Foster Wheeler Environmental Corporation on March 7, 2003, cumulative sales proceeds received, as defined in the agreement, approximate $75,000.

Amendment No. 1 to the Credit Agreement, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pre-tax charges recorded by the Company in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pre-tax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. In the fourth quarter 2002, $11,000 of the contingency risks were favorably resolved, and additional project reserves were established for $19,000 leaving a contingency balance of $33,000.

Amendment No. 2 to the Credit Agreement, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, the Company must make a prepayment of principal in the aggregate amount of $10,000. Refer to exhibit 10.35, filed as part of this Report on Form 10-K, for the complete amendment.

The Company finalized a sale/leaseback arrangement in the third quarter of 2002 for an office building at its corporate headquarters. This capital lease arrangement leases the facility to the Company for an initial non-cancelable period of 20 years. The proceeds from the sale/leaseback were sufficient to repay the balance outstanding under a previous operating financing lease arrangement of $33,000 for a second corporate office building. This repayment is included in 2002 capital expenditures. The long-term capital lease obligation of $43,700 at December 27, 2002 is included in capital lease obligations in the accompanying consolidated balance sheet.

During the third quarter of 2002, the Company also completed a receivables financing arrangement of up to $40,000. The funding available to the Company is dependent on the amount and characteristics of the domestic receivables. The amount available to the Company fluctuates daily, but the Company estimates that approximately $15,000 to $20,000 will be available during 2003. This financing arrangement expires in August 2005 and is subject to covenant compliance. The financial covenants commence at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding. As of December 27, 2002, the Company had $0 borrowings outstanding under this facility.

The Company initiated a comprehensive plan to enhance cash generation and to improve profitability during 2002. Management’s comprehensive plan to address the Company’s domestic liquidity issues included generating approximately $150,000 from asset sales, collection of receivables and resolving disputed claims through the end of the first quarter 2003, and an additional $40,000 over the following six months. As of December 27, 2002, the Company generated approximately $60,000 through these efforts, and with the sale of the operating business of Foster Wheeler Environmental Corporation on March 7, 2003, an additional

Back to Contents

$80,000 has been generated. An additional $10,000 has also been received through more efficient working capital management. The $40,000 is still expected to be received from asset sales and claims recoveries over the course of the year 2003. Management forecasts that the cash on hand, together with cash from operations, asset sales, collection of receivables and claims recoveries will be sufficient to fund the Company’s working capital needs through the first quarter of 2004. Failure by the Company to achieve its forecasts could have a material adverse effect on the Company’s financial condition.

The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management’s forecast indicates that the Company will be in compliance with the debt covenants throughout 2003. The forecast indicates EBITDA in excess of the minimum debt covenant amounts during 2003. However, there can be no assurance that the actual results will match the forecasts or that the Company will not violate the covenants. If the Company violates a covenant under the Senior Credit Facility, the sale/leaseback arrangement or the receivables financing arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a default under the following agreements: the Senior Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the Subordinated Robbins Facility exit funding obligations, the sale/leaseback arrangement, and certain of the special-purpose project debt, which would allow such debt to be accelerated. The total amount of the debt that could be accelerated, including the amount outstanding under the Senior Credit Facility is $935,600 as of December 27, 2002. It is unlikely that the Company would be able to repay amounts borrowed if the payment dates were accelerated. Failure by the Company to repay such amounts would have a material adverse effect on the Company’s financial condition and operations.

The debt covenants and the potential payment acceleration requirements raise substantial doubts about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Due to the Company’s significant leverage, management is reviewing various options to restructure its balance sheet. Although no definitive plans have been finalized at this point, such options may include, among other things, debt for equity exchanges, debt for debt exchanges, equity for equity exchanges, and additional asset sales. There can be no assurances, however, that the Company can successfully effect any of the foregoing.

The Company generated cash flow from operations of $160,000 during 2002. The sources of cash include the effects of positive timing flows on several major projects in the US and Europe, and the results of management’s comprehensive cash management activities. Management expects much of the positive timing flows for the major projects to reverse in 2003, and forecasts cash flow from 2003 operations to be negative. This will be offset, in part, by the sales proceeds from the Foster Wheeler Environmental Corporation sale and collections, if any, from project claims.

Restricted cash in 2002 amounted to $84,800 and is utilized primarily to support foreign bank guarantees and letters of credit ($68,800), and a domestic escrow deposit in connection with the Todak litigation ($16,000). Capital expenditures of $54,000 includes a $33,000 repayment of an operating lease financing of a corporate office building, $4,700 of capital expenditures at the Company’s build, own and operate plants, and $15,700 of other capital expenditures worldwide.

Proceeds from long-term debt of $70,000 relate to drawings in early 2002 under the prior revolving credit agreement. Proceeds from lease financing of $45,000 relate to the sale leaseback of a corporate office building whose proceeds were used to repay the operating lease financing of another office building. The excess funds are treated as a prepaid deposit under the sale leaseback.

Repayment of long-tem debt of $45,600 consists primarily of the repayments of $20,300 of tax exempt Corporate debt, plus $20,200 of debt associated with the special purpose projects.

In the second quarter 2002, an original receivable sales agreement was terminated. Per the terms of the agreement, the purchaser collected $50,000 in accounts receivable payments.

Over the past several years, the Company has been required by the terms of several government contracts to provide the initial funding required for projects. As part of the Company’s continuing process

Back to Contents

improvement, the Company reorganized its Project Risk Management Group in the second quarter of 2002 and appointed a corporate vice president as its head. The purpose of this group is to help the Company avoid projects with unmanageable risk and ensure awarded projects are executed without exposing the Company to additional financial risk. This group will carefully scrutinize all contract proposals for negative cash flow terms. The Company does not intend to take contracts with similar payment terms in the future.

The $360,000 of losses in prior years from the Robbins Facility had a significant negative impact on the Company’s cumulative liquidity and debt levels. The related interest cost is substantial. As discussed in Note 20, the Company reached a final agreement with the debtor project companies on March 5, 2002. The Robbins Facility will not have a negative impact on future cash flows other than from residual debt service.

Cumulative cash flow from operations in 2000 and 2001 was negative $105,000 largely because of costs associated with project claims and trade receivables in excess of 180 days. The Company’s liquidity action plan includes resolution of outstanding claims that, if successful, will have a positive impact on management’s forecast of future cash flows. Collection of receivables has been one of the primary focuses of the Company’s comprehensive plan to enhance cash generation and to improve profitability. The benefits from this intervention began to accrue in 2002 and the changes to policies and procedures are expected to improve the Company’s future operations.

The Company’s working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of the Company’s contracts. Working capital needs increased in prior years as a result of the Company’s satisfying requests from its customers for more favorable payment terms under contracts. Such requests generally include reduced advance payments and less favorable payment schedules to the Company.

On January 13, 1999, FW Preferred Capital Trust I, a Delaware business trust issued $175,000 of Preferred Trust Securities. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year, beginning April 15, 1999. Such distributions may be deferred for periods up to five years during which time additional interest accrues at 9.0%. The Company elected to defer the distributions in 2002 and the Senior Credit Facility requires the Company to continue to defer dividends on the Preferred Trust Securities through the term of the Senior Credit Facility. The maturity date of the Preferred Trust Securities is January 15, 2029.

In May and June 2001, the Company issued convertible subordinated notes in an aggregate principal amount of $210,000. The notes are due in 2007 and bear interest at 6.5% per annum, payable semi-annually on June 1 and December 1 of each year. The notes may be converted into common shares at an initial conversion rate of 62.3131 common shares per $1,000 principal amount or $16.05 per common share subject to adjustment under certain circumstances. The net proceeds of approximately $202,900 were used to repay advances outstanding under the Revolving Credit Agreement. Debt issuance costs are amortized over the term of the notes and are a component of interest expense.

The Board of Directors of the Company discontinued the common stock dividend in July 2001.

Back to Contents

Contractual Obligations

The Company has contractual obligations comprised of bank loans, corporate and other debt, special purpose project debt, subordinated Robbins Facility exit funding obligations, convertible subordinated notes and preferred trust securities. The Company is also obligated under non-cancelable operating lease obligations. The aggregate maturities as of December 27, 2002, of these contractual obligations are as follows:

	Total	2003	2004	2005	2006	2007	Thereafter

Bank Loans	$14,474	$14,474
Corporate and other debt	346,707	5,005	$1,401	$340,134	$116	$51
Special-purpose project debt	205,840	24,227	23,196	25,164	27,072	15,322	$90,859
Subordinated Robbins Facility exit funding obligations	108,865	1,580	1,690	1,810	1,940	2,080	99,765
Convertible subordinated notes	210,000					210,000
Preferred Trust Securities	175,000						175,000
Preferred Trust Securities—deferred interest payments	20,100			20,100
Operating Lease Commitments	263,000	27,000	26,000	21,000	16,000	15,000	158,000
Capital Lease Commitments	166,741	6,152	6,152	6,152	6,679	6,679	134,927

Total Contractual Cash Obligations	$1,510,727	$78,438	$58,439	$414,360	$51,807	$249,132	$658,551

In certain instances in its normal course of business, the Company has provided security for contract performance consisting of standby letters of credit, bank guarantees and surety bonds. As of December 27, 2002, such commitments and their period of expiration are as follows.

	Total	Less than 1 year	2-3 Years	4-5 Years	Over 5 Years

Bank issued letters of credit and guarantees	$167,791	$140,568	$27,223	$—	$—
Surety bonds	550,960	524,510	25,322	1,096	32

Total Commitments	$718,751	$665,078	$52,545	$1,096	$32

The Company may experience difficulty in obtaining surety bonds and bank guarantees/letters of credit on an unsecured basis in the future due to the changing view toward risk of loss in the current market, and the Company’s credit-rating. This may impact the Company’s ability to secure new business.

See Note 14 to the accompanying financial statements for a discussion of guarantees.

A subsidiary of the Company entered into a long-term contract with a government agency that is to be completed in four phases. The first phase was for the design, permitting and licensing of a spent fuel facility. This phase was completed for a price of $66,700. In addition, the Company is in process of submitting requests for equitable adjustment related to this contract for an amount in excess of $15,000. Such claims are included in the accompanying financial statements at their net realizable amount of $9,000 expected to be realized under appropriate Federal acquisition regulations. The recently started second phase is billed on a cost plus fee basis and is expected to last for approximately 24 months. In this phase, the Company must respond to any questions regarding the initial design included in phase one. Phase three, which is expected to begin in first quarter of 2004, is for the construction, start-up and testing of the facility for a fixed price of $11 4,000, which is subject to escalation. This phase is expected to last two years and requires that a subsidiary of the Company fund the construction cost. In addition, a surety bond for the full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years.

In 2001, the Company completed the sale of its interest in two hydrogen production plants in South America, a cogeneration facility in Pennsylvania and certain of its equity interests in Italy. These transactions resulted in proceeds of $54,100, reduction in debt of $30,000, and net after-tax charges of $27,900.

In 2000, a subsidiary of the Company sold 50 percent of its interest in Lomellina Energia S.r.l., a waste-to-energy facility located in northern Italy, which reduced the Company’s net debt by approximately $130,000. Also in 2000, a transaction was completed relating to the Petropower project in Chile which was

Back to Contents

essentially a monetization of the projected future cash flows of the project. The transaction resulted in an increase of approximately $42,500 of limited recourse debt and a similar decrease of corporate debt.

Backlog and New Orders

The elapsed time from the award of a contract to completion of performance may be up to four years. The dollar amount of backlog is not necessarily indicative of the future earnings of the Company related to the performance of such work. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which management has determined are likely to be performed. Although backlog represents only business that is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Company’s control, such as changes in project schedules or project cancellations, the Company cannot predict with certainty the portion of backlog to be performed in a given year. Backlog is adjusted to reflect project cancellations, deferrals, sale of subsidiaries and revised project scope and cost.

	Consolidated Data

	2002	2001	2000

Backlog	$5,446,000	$6,004,400	$6,142,300
New orders	3,052,000	4,109,300	4,480,000

The reduction in backlog is attributable to the E&C Group’s operations in the UK and United States. The balance reflects a decline in the Energy Group’s North American operations, partially offset by an increase in European operations. A total of 59% of 2002 new orders in US dollar terms were for projects awarded to the Company’s subsidiaries located outside of the United States as compared to 55% in fiscal 2001, and 63% in fiscal 2000. Approximately 62%, 55%, and 65% of new orders for 2002, 2001, and 2000 were for projects located outside of North America. Approximately 44% of 2002 new orders are fixed price contracts.

Key geographic regions contributing to new orders awarded in fiscal 2002 were Europe, the United States, Asia, and the Middle East. Additional information is included in the group discussions below.

Engineering and Construction Group (E&C)
	2002	2001	2000

Backlog	$4,018,000	$4,475,400	$4,334,600
New orders	1,671,800	2,632,200	2,786,500

The decline in backlog is attributed to operations in the United States and the UK. Two major engineering, procurement and construction projects were awarded at oil refineries in the United States and the UK during 2001, and significant portions of the contracts were executed in 2002. Both projects include large quantities of flow-through costs. No similar sized projects, in US dollar terms, were awarded in 2002.

The decline in new orders, in US dollar terms, relates to the two projects noted above, and reduced bookings at the domestic environmental subsidiary divested in March 2003. Overall the level of bookings in US dollar terms is less than the group’s recent history. Approximately 84% of year-end backlog and 77% of 2002 bookings were from reimbursable plus fee contracts. Approximately 51% of 2002 backlog, and 78% of new orders were for projects located outside North America.

World economic growth in 2002 continued to be sluggish and investment was weak in many of the market sectors served by the E&C Group. Oil refining margins were depressed which discouraged investment although the Company continued to win business as a result of spending on clean fuels production. The refinery market was most active in the United States and Europe, but contracts were also being awarded by refinery owners in the Middle East in the second half of the year.

2003 is expected to be a year of gradual recovery for the E&C industry after two years of lower activity, but will be heavily influenced by the political situation in the Middle East and the overall pattern of worldwide economic recovery. The benefits from the improved economic conditions as evidenced in growth in new orders are more likely to be realized in 2004/5 than in the current year. The majority of the future upstream oil and gas and refinery projects are expected to be located outside the United States.

Back to Contents

Backlog and future new orders will be reduced to reflect the divestiture of Foster Wheeler Environmental Corporation (“FWENC”) in March 2003. FWENC’s backlog at December 27, 2002 was approximately $1,861,200.

Energy Group
	2002	2001	2000

Backlog	$1,436,300	$1,548,400	$1,927,400
New orders	1,396,300	1,478,200	1,776,800

The Energy Group’s backlog decreased $112,100 at the end of 2002, representing a 7% decrease from 2001, which in turn represented a 20% decrease from backlog at the end of fiscal 2000. The decrease in 2002 was due to the execution of several large Heat Recovery Steam Generators and Selective Catalytic Reduction contracts booked in 2001.

The decline in new orders for 2002 of $81,900 or 6% from 2001, is primarily the result of operations in North America, partially offset by increased bookings by operations in Finland where a major circulating fluidized bed boiler project in Ireland was awarded. Approximately 84% of 2002 year-end backlog, and 71% of new orders were from fixed price projects. Approximately 66% of 2002 backlog, and 40% of new orders, were for projects located outside North America.

The North American power market continues to suffer from slow economic growth, over capacity, and the financial difficulties of independent power producers. Growth opportunities in the North American power market are expected to shift toward maintenance and service contracts and away from the supply of new equipment associated with solid fuel boiler contracts. Internationally, growth opportunities in circulating fluidized bed boilers are expected to continue in select European and Asian markets.

Other Matters

The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings cannot be estimated with certainty. As additional information concerning the estimates used by the Company becomes known, the Company reassesses its position both with respect to gain contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change relate to legal matters that are subject to change as events evolve and as additional information becomes available during the administration and litigation processes.

In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment design or plant construction. Based on its knowledge of the facts and circumstances relating to the Company’s liabilities, if any, and to its insurance coverage, management of the Company believes that the disposition of such suits will not result in charges materially in excess of amounts provided in the accounts.

Inflation

The effect of inflation on the Company’s revenues and earnings is minimal. Although a majority of the Company’s revenues are realized under long-term contracts, the selling prices of such contracts, established for deliveries in the future, generally reflect estimated costs to complete in these future periods. In addition, some contracts provide for price adjustments through escalation clauses.

Application of Critical Accounting Policies

The Company’s financial statements are presented in accordance with generally accepted accounting principles. Management and the Audit Committee of the Board of Directors approve the critical accounting policies.

Highlighted below are the accounting policies that management considers significant to the understanding and operations of the Company’s business as well as key estimates that are used in implementing the policies.

Back to Contents

Revenue Recognition

Revenues and profits in long term fixed price contracts are recorded under the percentage of completion method. Progress towards completion is measured using the cost to cost method, the efforts expended method or variations thereof. These methods are applied consistently to all contracts having similar characteristics in similar circumstances. Under the cost to cost method, revenues and profits are recognized based on the ratio that costs incurred bear to total estimated costs. Under the efforts expended method, revenue and profits are recognized based on the ratio that incurred labor hours bear to total estimated labor hours. Variations of these two methods are used on multiyear contracts that require significant engineering effort and multiple delivery of units. These methods are subject to physical verification of actual progress towards completion.

Revenues and profits on costs reimbursable contracts are recorded as the costs are incurred. The Company includes flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when the Company is responsible for the engineering specifications and procurement for such costs.

Contracts in progress are stated at cost increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances are presented as “estimated costs to complete long term contracts”.

The percentage-of-completion method is the preferable method of revenue recognition as set forth in the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.

The Company has thousands of projects in both reporting segments that are in various stages of completion. Such contracts require estimates to determine the appropriate final estimated cost (“FEC”), profits, revenue recognition, and the percentage complete. In determining the FEC, the Company uses significant estimates to forecast quantities to be expended (i.e. man-hours, materials and equipment), the costs for those quantities (including exchange rate fluctuations), and the schedule to execute the scope of work including allowances for weather, labor and civil unrest. In determining the revenues, the Company must estimate the percentage complete, the likelihood of the client paying for the work performed, the cash to be received net of any taxes ultimately due or withheld in the country where the work is performed. Projects are reviewed on an individual basis and the estimates used are tailored to the specific circumstances.

The recent financial results and the resultant intervention actions initiated by management evidence the fact that the estimates can be significantly different from the actual results. The project estimates are made on an individual project basis and are revised as additional information becomes available throughout the life cycle of contracts. If the FEC to complete long-term contracts indicates a loss, provision is made immediately for the total loss anticipated. Profits are accrued throughout the life of the project based on the percentage complete. The project life cycle can be up to four years in duration.

It is extremely difficult to calculate sensitivities on the above estimates given the thousands of individual contracts that normally exist at any point in time and because the estimates are project-specific rather than broad-based percentages.

Claims Recognition

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from clients or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by management’s determination of the existence of all of the following con ditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the

Back to Contents

contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded to the extent that contract costs relating to the claim have been incurred. The amounts recorded, if material, are disclosed in the notes to the financial statements. Costs attributable to claims are treated as costs of contract performance as incurred.

During 2002, the Company revised its estimates of claim revenues to reflect recent adverse recovery experience due to management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. As a result, pre-tax charges approximating $136,200 were recorded. The Company continues to actively pursue these claims and any recoveries will be recognized as income when collected. At December 27, 2002, the Company had approximately $9,000 in requests for equitable adjustment recorded in contracts in process. This amount relates primarily to a claim against a US Government agency for a project currently being executed. If this claim is unsuccessful, the costs will be charged to cost of operating revenues.

Company policy requires all new claims in excess of $500 to be formally reviewed and approved by the corporate chief financial officer prior to being recorded in the financial results.

Asbestos

The Company has recorded assets of $569,000 relating to probable insurance recoveries of which approximately $35,000 is recorded in accounts and notes receivables, and $534,000 is recorded as long term. The Company has funded approximately $59,000 as of December 27, 2002. The total liability recorded is comprised of an estimated liability relating to open (outstanding) claims of approximately $337,500 and an estimated liability relating to future unasserted claims of approximately $217,300. Of the total, $35,000 is recorded in accrued expenses and $519,800 is recorded in asbestos related liability on the consolidated balance sheet. The liability is an estimate of future asbestos-related defense costs and indemnity payments that are based upon assumed average claim resolution costs applied against currently pending and estimated future claims. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resoluti on of pending litigation with certain insurers, as well as recoveries under a funding arrangement with other insurers which covers claims brought between 1993 and June 12, 2001. The Company is currently in negotiations with its insurers regarding an arrangement for handling asbestos claims filed after June 12, 2001. The defense costs and indemnity payments are expected to be incurred over the next sixteen years.

Management of the Company has considered the asbestos litigation and the financial viability and legal obligations of its insurance carriers and believes that except for those insurers that have become or may become insolvent, for which a reserve has been provided, the insurers or their guarantors will continue to adequately fund claims and defense costs relating to asbestos litigation.

It should be noted that the estimates of the assets and liabilities related to asbestos claims and recovery are subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainty as to the ultimate number of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies currently involved in litigation, the Company’s ability to recover from its insurers, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. If the number of claims received in the future exceeds the Company’s estimate, it is likely that the costs of defense and indemnity will similarly exceed the Company’s estimates. These factors are beyond the Company’s control and could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.

The Company’s subsidiaries have been effective in managing the asbestos litigation in part because (1) the Company’s subsidiaries have access to historical project documents and other business records going back more than 50 years, allowing them to defend themselves by determining if they were present at the location that is the cause of the alleged asbestos claim and, if so, the timing and extent of their presence, (2) the Company’s subsidiaries maintain good records on insurance policies and have identified policies issued since 1952, and (3) the Company’s subsidiaries have consistently and vigorously defended these claims which

Back to Contents

has resulted in dismissal of claims that are without merit or settlement of claims at amounts that are considered reasonable.

A San Francisco, California jury returned a verdict on March 26, 2002 finding Foster Wheeler liable for $10,600 in the case of Todak vs. Foster Wheeler Corporation. The case was brought against Foster Wheeler, the U.S. Navy and several other companies by a 59- year-old man suffering from mesothelioma that allegedly resulted from exposure to asbestos. The Company believes there was no credible evidence presented by the plaintiff that he was exposed to asbestos contained in a Foster Wheeler product. In addition, the verdict was clearly excessive and should be set aside or reduced on appeal. The Company has appealed this verdict. Management of the Company believes the financial obligation that may ultimately result from entry of a judgment in this case will be paid by insurance.

Pension

Details of the Company’s pension plans are included in note 7. The Company relies on professional actuary firms to calculate the pension liability, annual service cost, and cash contributions required. These calculations rely heavily on estimates about future events often extending decades into the future. Management is responsible for establishing the estimates used by the actuaries and major estimates include:

•	The expected percentage of annual salary increases

•	The annual inflation percentage

•	The discount rate used to present value the future obligations

•	The expected long-term rate of return on plan assets

•	The selection of the actuarial mortality tables

Management utilizes its business judgment in establishing these estimates and seeks guidance from actuaries, accounting firms, trade publications, and information published by other publicly traded firms. The estimates can vary significantly from the actual results and management cannot provide any assurance that the estimates used to calculate the pension liabilities included herein will approximate actual results. The volatility between the assumptions and actual results can be significant. For example, the performance by the global equity markets in the past three years was significantly worse than estimated. Returns on the Company’s pension plan assets in the United States from 2000 through 2002 were less than the estimates by approximately $100,000. A reduction in the US interest rate serving as the basis for the discount rate assumptions during the same three years accounted for an approximate $40,000 increase in the Company’s calculated liabilit y.

Pension liability calculations are normally updated annually at the beginning of the year, but may be updated in interim periods if any major plan amendments or curtailments occur.

Long-Lived Asset Accounting

The Company accounts for its long-lived assets, including those that it may consider monetizing, as assets to be held and used. Management periodically reviews subsidiaries for impairment as required under SFAS 144 using an undiscounted cash flow analysis. These reviews require estimating the costs to operate and maintain the facilities over an extended period that could approximate 25 years or more. Estimates are made regarding the costs to maintain and replace equipment throughout the facilities, period operating costs, the production quantities and revenues, and the ability by clients to financially meet their obligations. If a formal decision is made by management to sell an asset, a discounted cash flow methodology is utilized for such assessment.

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

Back to Contents

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

Investment tax credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. To the extent such credits are not currently utilized on the Company’s tax return, deferred tax assets, subject to considerations about the need for a valuation allowance, are recognized for the carryforward amounts.

In the fourth quarter of 2001, the Company established a valuation allowance of $194,600, as restated, primarily for domestic deferred tax assets under the provisions of SFAS No. 109. Such action was required due to the losses from domestic operations experienced in the three most recent fiscal years. For statutory purposes, the majority of the deferred tax assets for which a valuation allowance is provided do not begin to expire until 2020 and beyond, based on the current tax laws. Based on the establishment of the valuation allowance, the Company does not anticipate recognizing a provision for income taxes on domestic operations in the near future.

Performance Improvement Intervention

In March 2002, the Company initiated a comprehensive plan to enhance cash generation and to improve profitability. The operating performance portion of the plan concentrates on the quality and quantity of backlog, the execution of projects in order to achieve or exceed the profit and cash targets and the optimization of all non-project related cash sources and uses. In connection with this plan, a group of outside consultants was hired for the purpose of carrying out a performance improvement intervention. The tactical portion of the performance improvement intervention concentrates on booking current projects, executing twenty-two “high leverage projects” and generating incremental cash from high leverage opportunities such as overhead reductions, procurement, and accounts receivable. The systemic portion of the performance improvement intervention concentrates on sales effectiveness, estimating, bidding, and project execution procedures.

Some of the details of the activities to date include the following:

Procurement

In March 2002, the Company began implementing a plan to reduce the internal man-hours and cycle time required to purchase items as well as targeting cost reductions. An integral part of this plan is to enter into global and regional procurement agreements. Of the thirty such agreements targeted by the initiative, nine have been finalized to date representing significant savings opportunities.

Accounts Receivable

A company-wide management operating system was implemented to identify and track actions relating to collection of all receivables. A new policy has been established requiring actions to be taken prior to receivables becoming due as well as the actions to be taken when collections are past due. One aspect of the new policy requires the reporting of significant past due amounts to senior management on a timely basis. In accordance with industry practices for accounting for long-term contracts, provisions for non-payments of customer balances are normally addressed within the overall profit calculation of the contracts and are not

Back to Contents

specifically covered by allowances for doubtful accounts. As a result the amount considered to be in the receivable qualifying account (allowance for doubtful accounts) does not represent the full allowance.

Trade accounts and notes receivable at December 27, 2002 and December 28, 2001 were $599,500 and $726,600, respectively. During 2002, operating revenues increased $203,900 when compared to 2001.

Overhead Reductions

Management progressed in its evaluation of all domestic overhead. Staffing levels at the Corporate headquarters and in North American operations were reduced by 214 individuals since the overhead reduction program began in mid 2002. Annualized salaries, benefits, and other non-essential expenses were reduced by approximately $33,000. Technical and non-technical positions were eliminated including executive and middle management, engineering, manufacturing, administrative support staff, and overhead personnel. The staff reductions include early retirements, voluntary and involuntary terminations. The full benefits of the reductions are not fully realized due to the time phasing of the reductions and notice period and severance payments. The savings will ultimately appear in cost of operating revenues, and selling, general and administrative overheads.

Management will continue to adjust the Company’s resources to match its workload. Subsequent to year-end, additional reductions in force occurred at the Energy Group’s North American operations and reflect the power market conditions prevailing in the United States. Reviews also continue on ways to increase efficiencies and reduce costs at the US corporate center.

Sales

The Company continues to emphasize booking high quality contracts. In May 2002 the Company launched an initiative to improve the sales effectiveness of its North American Energy and E&C Groups. The sales effectiveness initiatives were aimed at building up the level of sales activities in each group by strengthening the selling skills of sales personnel. Sales training was completed and a management operating system was implemented in North America that provides management with a disciplined system to track sales opportunities and targets, and actions needed to convert those opportunities into bookings. The initial training activities have been completed and are updated as needed. Given the competitive nature of the business, it is difficult to quantify the results of the sales effectiveness initiatives.

Risk Management

The Company’s Project Risk Management Group, established in the second quarter of 2002, is responsible for reviewing proposals and contracts for work and projects that have been contracted for and are in execution to ensure that the Company is protected from taking unacceptable levels of financial risk. The Project Risk Management Group is assisted in this effort by Deloitte & Touche, the Company’s internal auditors. During the fourth quarter of 2002, 161 proposals were evaluated with 142 formally reviewed and 36 projects in execution were reviewed.

The Project Risk Management Group also developed, in conjunction with the financial group, a set of Corporate Policies to govern proposals and contracting, project execution including subcontracting, and procurement and contract accounting.

High-leverage Projects

The Company launched a major initiative in the second quarter of 2002 that focused on the way the Company plans and executes projects in the field. The initiative’s objective was to build a best in class, Foster Wheeler project management system. This activity sought to take best practices and integrate them into a Company wide system. The original scope of the initiative was 22 of the Company’s projects worldwide.

The initial phase of the initiative identified the best practices for project execution and revealed that many of the existing corporate policies and internal best practices were in fact best in class, but were not consistently applied. As a result, the initiative was refocused on 12 key projects where behavior change was necessary to ensure compliance to corporate policies and best practices. Standardized management tools and

Back to Contents

procedures were developed that require rigor and discipline in the execution of projects on a daily basis. A primary result of these new tools and procedures was the identification of potential execution issues at the earliest possible date. The goal is to increase the ability of the Company to mitigate those execution issues and prevent profit erosion on projects.

Internal audits were developed based on corporate policies and best practices. These audits not only allow management to measure individual projects on a best in class basis, but complement the policies and procedures in providing project teams with the specific actions necessary to be best in class. The audits associated with change order management, a critical component in project execution, take place on a monthly basis to drive improvements and ensure compliance to the actions necessary to be best in class.

The initiative was completed in January 2003 and updated systems and procedures have been implemented on a consistent basis.

Internal Control Review

The Company initiated a detailed review of internal controls in the third and fourth quarters of 2002. The review included evaluation of the Company’s contracting policies and procedures relating to bidding and estimating practices. Among other things, these reviews included evaluation of the Company’s reserving practices for bad debts and uncollectible accounts receivables, warranty costs, change orders and claims. Management, with Audit Committee approval, is enhancing its policies and established more formalized and higher level approvals for setting and releasing project contingencies and reserves, establishing claims and change orders, and requires that all claims to be recorded in excess of $500 be reviewed and approved in advance by the corporate chief financial officer.

Management strengthened the Company’s financial controls and supplemented its financial expertise in 2002. This included expanding the scope of the audit function, both internally and externally.

The Company outsourced its internal audit function to Deloitte & Touche LLP in the fourth quarter of 2002. Outsourcing internal audit allows access to a world-class organization with skilled professionals and the latest information technology audit resources. Key objectives of the revised internal audit function include:

•	Focusing resources on improving operational and financial performance in areas of highest risk

•	Reviewing and strengthening existing internal controls

•	Mitigating the risk of internal control failures

•	Ensuring best practices are implemented across all business units

The Company formed a disclosure committee in the first quarter of 2003. The purpose of the committee is to evaluate, review and modify as necessary the disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic reports is recorded, processed, summarized and reported accurately in all material respects within the time periods required by the SEC’s rules and forms.

Code of Ethics

The Company maintains a code of ethics for all employees, including executive management. No exceptions or waivers were made to the code of ethics during 2002.

Accounting Developments

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds previous statements regarding the extinguishment of debt and amends SFAS 13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale/leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale/ leaseback transactions. The provisions of SFAS 145 relating to the extinguishment of debt are to be applied to fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to the

Back to Contents

amendment of SFAS 13 are effective for transactions occurring after May 15, 2002. The Company is currently assessing the impact of the adoption of this new standard.

In June 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires liabilities associated with an exit or disposal activity be recognized at fair value when the liability is incurred. This contrasts with existing accounting requirements, under which liabilities for exit or disposal activities are recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, although early adoption is permitted. The Company implemented SFAS 146 in the fourth quarter of 2002. In connection with the Company’s exit from the Dansville, NY manufacturing facility, the Company recognized $5,300 as a charge to earnings in accordance with this standard.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosures, in both interim and annual financial statements, about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The provisions of this standard relating to the fair value measurements do not affect the Company as it accounts for stock-based employee compensation under the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Is sued to Employees” as permitted under SFAS 123. The Company in its 2002 financial statements has implemented the disclosure requirements of this standard.

In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded.

This interpretation does not apply to certain guarantee contracts, and the provisions related to recognizing a liability at inception for the fair value of the guarantor’s obligation, do not apply to the following:

a.	Product warranties

b.	Guarantees that are accounted for as derivatives

c.	Guarantees that represent contingent consideration in a business combination

d.	Guarantees for which the guarantor’s obligations would be reported as an equity item (rather than a liability)

e.
An original lessee’s guarantee of lease payments when that lessee remains secondarily liable in conjunction with being relieved from being the primary obligor (that is, the principal debtor) under a lease restructuring

f.	Guarantees issued between either parents and their subsidiaries or corporations under common control

g.	A parent’s guarantee of a subsidiary’s debt to a third party, and a subsidiary’s guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent.

However, the guarantees described in (a)-(g) above are subject to the disclosure requirements.

Back to Contents

The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company in its 2002 financial statements has implemented the disclosure requirements of this interpretation.

Safe Harbor Statement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-K and other reports and oral statements made by representatives of the Company from time to time may contain forward-looking statements that are based on management’s assumptions, expectations and projections about the Company and the various industries within which the Company operates. These include statements regarding the Company’s expectation regarding revenues (including as expressed by its backlog), its liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Company cautions that a variety of factors, including but not limited to the factors described under Item 1. “Business—Risk Factors of the Business” and the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements:

•	changes in the rate of economic growth in the United States and other major international economies;

•	changes in investment by the power, oil & gas, pharmaceutical, chemical/petrochemical and environmental industries;

•	changes in the financial condition of our customers;

•	changes in regulatory environment;

•	changes in project design or schedules;

•	contract cancellations;

•	changes in estimates made by the Company of costs to complete projects;

•	changes in trade, monetary and fiscal policies worldwide;

•	currency fluctuations;

•	war and/or terrorist attacks on facilities either owned or where equipment or services are or may be provided;

•	outcomes of pending and future litigation, including litigation regarding the Company’s liability for damages and insurance coverage for asbestos exposure;

•	protection and validity of patents and other intellectual property rights;

•	increasing competition by foreign and domestic companies;

•	compliance with debt covenants;

•	monetization of certain Power System facilities; and

•	recoverability of claims against customers.

•	changes in estimates used in its critical accounting policies.

Other factors and assumptions not identified above were also involved in the formation of these forward-looking statements and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company. The reader should consider the areas of risk described above in connection with any forward-looking statements that may be made by the Company.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The reader is advised, however, to consult any

Back to Contents

additional disclosures the Company makes in proxy statements, quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K filed with the Securities and Exchange Commission.

ITEM 7A.
Quantitative and Qualitative Disclosures About Market Risk (Thousands of Dollars)

Management’s strategy for managing transaction risks associated with currency fluctuations is for each operating unit to enter into derivative transactions, such as foreign currency exchange contracts, to hedge its exposure on contracts into the operating unit’s functional currency. The Company utilizes all such financial instruments solely for hedging. Company policy prohibits the speculative use of such instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to such financial instruments. To minimize this risk, the Company enters into these financial instruments with financial institutions that are primarily rated A or better by Standard & Poor’s or A2 or better by Moody’s. Management believes that the geographical diversity of the Company’s operations mitigates the effects of the currency translation exposure. No significant unhedged assets or liabilities are maintained outside the f unctional currencies of the operating subsidiaries. Accordingly, translation exposure is not hedged.

Interest Rate Risk — The Company is exposed to changes in interest rates primarily as a result of its borrowings under its Revolving Credit Agreement, bank loans, and its variable rate special-purpose project debt. If market rates average 1% more in 2003 than in 2002, the Company’s interest expense would increase, and income before tax would decrease by approximately $1,800. This amount has been determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate balances as of December 27, 2002. In the event of a significant change in interest rates, management would likely attempt to take action to further mitigate its exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Foreign Currency Risk — The Company has significant overseas operations. Generally, all significant activities of the overseas subsidiaries are recorded in their functional currency, which is generally the currency of the country of domicile of the subsidiary. This results in a mitigation of the potential impact of earnings fluctuations as a result of changes in foreign exchange rates. In addition, in order to further mitigate risks associated with foreign currency fluctuations for long-term contracts not negotiated in the subsidiary’s functional currency, the subsidiaries enter into foreign currency exchange contracts to hedge the exposed contract value back to their functional currency.

Back to Contents

At December 27, 2002, the Company’s primary foreign currency exposures and contracts are set forth below:

Currency Hedged (bought or sold forward)	Functional Currency	Foreign Currency Exposure (in equivalent US dollars)	Notional Amount of Forward Buy Contracts	Notional Amount of Forward Sell Contracts

Euro and legacy countries	US dollar	$66,565	$66,269	$296
Swiss franc	Euro	69,135	13,890	55,245
Czech koruna	Euro	2,529	2,529	—
Japanese yen	US dollar	13,874	9,179	4,695
Norwegian krone	Euro	967	—	967
Polish zloty	British pound	1,171	1,171	—
	Euro	1,067	1,067	—
Swedish kroner	Euro	3,389	—	3,389
Singapore dollar	Euro	8,657	8,657	—
US dollar	British pound	2,273	—	2,273
	Czech koruna	480	480	—
	Euro	69,580	205	69,375
	Swiss franc	503	503	—
	Polish zloty	40,900	—	40,900

	Total	$281,090	$103,950	$177,140

The notional principal amount provides one measure of the transaction volume outstanding as of year end, and does not represent the amount of exposure to market loss. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life instruments. The contracts mature between 2003 and 2004. Increases in fair value of the forward sell contracts result in losses while fair value increases of the forward buy contracts result in gains. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currency or other currencies for which they have payment obligations to third parties. See Note 10 to the Financial Statements for further information regarding derivative financial instruments.

Back to Contents

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Back to Contents

Report of Independent Accountants

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of earnings and comprehensive income, of shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Foster Wheeler Ltd. and its subsidiaries (the “Company”) at December 27, 2002 and December 28, 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 27, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to o btain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the first paragraph of Note 2 and in Notes 25 and 26 to the financial statements, the accompanying financial statements have been restated to account for certain of the Company’s benefit plans in accordance with Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”.

As discussed in Note 2 to the financial statements, effective December 29, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and has a shareholder deficit of $780,939,000 at December 27, 2002. The Company has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, the Company received waivers for covenant violations and ultimately negotiated new credit facilities, in August 2002. The Company was unable to comply with certain debt covenants under the new credit facility agreement and therefore obtained an amendment of such agreement. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to return to p rofitability, to generate cash flows from operations, assets sales and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the Company maintaining credit facilities and bonding capacity adequate to conduct its business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 25, 2003

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	2002	2001	2000

		(Restated) (See Note 2)	(Restated) (See Note 2)
Revenues:
Operating revenues	$3,519,177	$3,315,314	$3,891,361
Other income (including interest: 2002—$12,251; 2001—$9,060; 2000-$15,737)	55,360	77,160	77,994

Total Revenues and Other Income	3,574,537	3,392,474	3,969,355

Costs and Expenses:
Cost of operating revenues	3,426,910	3,164,025	3,565,147
Selling, general and administrative expenses	226,524	225,392	222,110
Other deductions	193,156	126,495	42,821
Minority interest	4,981	5,043	3,857
Interest expense	66,418	68,734	67,504
Dividends on preferred security of subsidiary trust	16,610	15,750	15,750

Total Costs and Expenses	3,934,599	3,605,439	3,917,189

(Loss)/earnings before income taxes	(360,062)	(212,965)	52,166
Provision for income taxes	14,657	123,395	15,179

Net (loss)/earnings prior to cumulative effect of a change in accounting principle	(374,719)	(336,360)	36,987
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	(150,500)	—	—

Net (loss)/earnings	(525,219)	(336,360)	36,987
Other comprehensive (loss)/income
Cumulative effect of prior years (to December 29, 2000) of a change in accounting principle for derivative instruments designated as cash flow hedges	—	6,300	—
Change in gain on derivative instruments designated as cash flow hedges	(3,834)	(2,466)	—
Foreign currency translation adjustment	22,241	(10,191)	(19,988)
Minimum pension liability adjustment net of tax benefits: 2002 — $73,400; 2001 — $0; 2000 — 12,000)	(226,011)	(36,770)	(21,500)

Comprehensive loss	$(732,823)	$(379,487)	$(4,501)

(Loss)/earnings per share:
Basic and Diluted
Net (loss)/earnings prior to cumulative effect of a change in accounting principle	$(9.15)	$(8.23)	$0.91
Cumulative effect on prior years (to December 28, 2001) of a change in accounting principle for goodwill and claims	(3.67)	—	—

Net (loss)/earnings	$(12.82)	$(8.23)	$0.91

Shares outstanding:
Basic:
Weighted average number of shares outstanding	40,957	40,876	40,798
Diluted:
Effect of share options	—	—	7
Total diluted	40,957	40,876	40,805

See notes to financial statements.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands, except per share amounts)

	December 27, 2002	December 28, 2001

		(Restated) (See Note 2)

ASSETS
Current Assets:
Cash and cash equivalents	$344,305	$224,020
Short-term investments	271	271
Accounts and notes receivable:
Trade	599,506	726,556
Other	85,166	219,788
Contracts in process	280,601	493,599
Inventories	9,332	10,529
Prepaid, deferred and refundable income taxes	41,155	52,084
Prepaid expenses	36,071	27,529

Total current assets	1,396,407	1,754,376

Land, buildings and equipment	769,680	728,012
Less accumulated depreciation	361,861	328,814

Net book value	407,819	399,198

Restricted cash	84,793	—
Notes and accounts receivable—long-term	21,944	65,373
Investment and advances	88,523	84,514
Goodwill, net	50,214	200,152
Other intangible assets, net	72,668	74,391
Prepaid pension cost and related benefit assets	26,567	131,865
Asbestos-related insurance recovery receivable	534,045	437,834
Other assets	156,279	173,279
Deferred income taxes	69,578	4,855

TOTAL ASSETS	$2,908,837	$3,325,837

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities:
Current installments on long-term debt	$31,562	$12,759
Bank loans	14,474	20,244
Corporate and other debt	—	297,627
Special-purpose project debt	—	75,442
Subordinated Robbins exit funding obligations	—	110,340
Convertible subordinated notes	—	210,000
Mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures	—	175,000
Accounts payable	283,940	408,581
Accrued expenses	351,149	369,187
Estimated costs to complete long-term contracts	707,323	580,766
Advance payments by customers	87,658	65,417
Income taxes	64,517	63,257

Total current liabilities	1,540,623	2,388,620

Corporate and other debt less current installments	341,702	—
Special-purpose project debt less current installments	181,613	137,855
Capital lease obligations	58,237	—
Deferred income taxes	8,333	40,486
Pension, postretirement and other employee benefits	437,820	257,976
Asbestos-related liability	519,790	445,370
Other long-term liabilities and minority interest	109,373	103,974
Subordinated Robbins Facility exit funding obligations	107,285	—
Convertible subordinated notes	210,000	—
Mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures	175,000	—

TOTAL LIABILITIES	3,689,776	3,374,281

Shareholders’ Deficit:
Preferred Stock	—	—
Authorized 1,500,000 shares, no par value – none outstanding
Common Stock
$1.00 par value; authorized 160,000,000 shares; issued: 2002—40,771,560 and 2001—40,771,560	40,772	40,772
Paid-in capital	201,718	201,390
Retained earnings (deficit)	(653,991)	(128,772)
Accumulated other comprehensive loss	(369,438)	(161,834)

TOTAL SHAREHOLDERS’ DEFICIT	(780,939)	(48,444)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,908,837	$3,325,837

See notes to financial statements.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)
(in thousands, except per share amounts)

	2002	2001	2000

		(Restated) (See Note 2)	(Restated) (See Note 2)
Common Stock
Balance at beginning of year	$40,772	$40,748	$40,748
Sold under stock options: (shares: 2001-66)	—	66	—
Bermuda reorganization	—	(42)	—

Balance at end of year	40,772	40,772	40,748

Paid-in Capital
Balance at beginning of year	201,390	200,963	201,043
Shares issued under incentive plan and other plans	328	—	—
Stock option exercise price less par value	—	561	—
Excess of cost of treasury stock or common stock issued under incentive and other plans over market value	—	6	(80)
Bermuda reorganization	—	(140)	—

Balance at end of year	201,718	201,390	200,963

Retained Earnings
Balance at beginning of year	(128,772)	212,476	185,262
Net (loss)/earnings for the year	(525,219)	(336,360)	36,987
Cash dividends paid:
Common (per share outstanding: 2001—$.12;2000—$.24)	—	(4,888)	(9,773)

Balance at end of year	(653,991)	(128,772)	212,476

Accumulated Other Comprehensive Loss
Balance at beginning of year	(161,834)	(118,707)	(77,219)
Cumulative effect on prior years (to December 29, 2000) of a change in accounting principle for derivative instruments designated as cash flow hedges	—	6,300	—
Change in net gain on derivative instruments designated as cash flow hedges	(3,834)	(2,466)	—
Change in accumulated translation adjustment during the year	22,241	(10,191)	(19,988)
Minimum pension liability, (net of tax benefits: 2002—$73,400; 2001—$0; 2000—$12,000)	(226,011)	(36,770)	(21,500)

Balance at end of year	(369,438)	(161,834)	(118,707)

Treasury Stock
Balance at beginning of year	—	165	238
Common stock acquired for Treasury: (shares: 2001—3,000; 2000—28,391)	—	37	154
Shares issued under incentive and other plans (shares: 2001—3,008; 2000—20,556)	—	(20)	(227)
Bermuda reorganization	—	(182)	—

Balance at end of year	—	—	165

Total Shareholders’ Equity/(Deficit)	$(780,939)	$(48,444)	$335,315

See notes to financial statements.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)

	2002	2001	2000

		(Restated) (See Note 2)	(Restated) (See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/ earnings	$(525,219)	$(336,360)	$36,987
Adjustments to reconcile net (loss) / earnings to cash flows from operating activities:
Cumulative effect of a change in accounting principle	150,500	—	—
Provision for impairment loss	18,700	—	—
Provision for restructuring	—	41,570	—
Depreciation and amortization	44,425	55,750	57,716
Deferred tax	(28,355)	137,801	(4,016)
Provision for loss on sale of cogeneration plants	54,500	40,300	—
Provisions for asbestos claims	26,200	—	—
Claims write downs and related contract provisions	136,200	37,000	—
Contract reserves and receivable provisions	80,500	123,600	—
Deferred dividends on Preferred Trust Securities	16,610	3,484	—
Gain on sale of land, building and equipment	(1,269)	(10,174)	(14,843)
Equity earnings, net of dividends	(4,262)	(4,658)	(8,882)
Other noncash items	(16,677)	(4,331)	(5,702)
Changes in assets and liabilities:
Receivables	192,801	(96,607)	(7,665)
Contracts in process and inventories	53,361	(88,044)	(64,938)
Accounts payable and accrued expenses	(153,565)	35,338	35,841
Estimated costs to complete long-term contracts	62,870	(25,026)	(54,500)
Advance payments by customers	18,206	5,399	19,082
Income taxes	15,535	(14,265)	(17,613)
Other assets and liabilities	19,304	10,542	11,789

Net cash provided / (used) by operating activities	160,365	(88,681)	(16,744)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(84,793)	—	—
Capital expenditures	(53,395)	(33,998)	(45,807)
Proceeds from sale of properties	6,282	59,672	56,703
Decrease in investments and advances	9,107	16,008	12,122
Decrease in short-term investments	93	1,530	15,230

Net cash (used)/provided by investing activities	(122,706)	43,212	38,248

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to common Shareholders	—	(4,888)	(9,773)
Partnership distribution	(2,061)	(1,367)	(2,599)
Repurchase of common stock	—	(37)	(154)
Proceeds from convertible subordinated notes	—	202,912	—
Proceeds from the exercise of stock options	—	627	—
(Decrease)/increase in short-term debt	(7,792)	(82,032)	44,876
Proceeds from long-term debt	70,546	185,042	43,168
Proceeds from lease financing obligation	44,900	—	—
Repayment of long-term debt	(45,591)	(214,724)	(88,151)

Net cash provided / (used) by financing activities	60,002	85,533	(12,633)

Effect of exchange rate changes on cash and cash equivalents	22,624	(7,937)	12,754

INCREASE IN CASH AND CASH EQUIVALENTS	120,285	32,127	21,625
Cash and cash equivalents at beginning of year	224,020	191,893	170,268

CASH AND CASH EQUIVALENTS AT END OF YEAR	$344,305	$224,020	$191,893

Cash paid during the year for:
Interest (net of amount capitalized)	$60,973	$74,201	$76,439
Income taxes	$13,508	$15,543	$33,551

See notes to financial statements.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)

1. Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as the Company maintaining credit facilities and bonding capacity adequate to conduct its business. The Company has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and has a shareholder deficit of $780,939 at December 27, 2002. The Company has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, the Company received waivers of covenant violations and ultimately negotiated new credit facilities, in August 2002. While management believes its operating plans, if met, are sufficient to assure compliance with the terms of its new debt agreements, as amended, there is no assurance that the Company will do so during 2003. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are described below.

In August 2002, the Company finalized a Senior Credit Facility with its lender group. This facility, including a $71,000 term loan, a $69,000 revolving credit facility, and a $149,000 letter of credit facility, expires on April 30, 2005. This facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and 66% of the stock of the first-tier foreign subsidiaries. The facility has no scheduled repayments prior to maturity on April 30, 2005. The facility requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retains the first $77,000 of such amounts and also retains a 50% share of the balance. The financial covenants in the facility commence at the end of the first quarter 2003 and include a senior leverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) level as described in the agreement, as amended. With the sale of Foster Wheeler Environmental Corporation on March 7, 2003, cumulative sales proceeds received, as defined in the agreement, approximate $75,000.

Amendment No. 1 to the Credit Agreement, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pre-tax charges recorded by the Company in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. In the 4th quarter 2002, $11,000 of the contingency risks were favorably resolved, and additional project reserves were established for $19,000 leaving a contingency balance of $33,000.

Amendment No. 2 to the Credit Agreement, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, the Company must make a prepayment of principal in the aggregate amount of $10,000. Refer to exhibit 10.35, filed as part of this Report on Form 10-K, for the complete amendment.

Due to the Company’s significant leverage, management is reviewing various options to restructure its balance sheet. Although no definitive plans have been finalized at this point, such options may include, among other things, debt for equity exchanges, debt for debt exchanges, equity for equity exchanges, and additional asset sales. There can be no assurances, however, that the Company can successfully effect any of the foregoing.

During the third quarter of 2002, the Company also completed a receivables financing arrangement of up to $40,000. The funding available to the Company is dependent on the amount and characteristics of the

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

1. Going Concern — (Continued)

domestic receivables. The amount available to the Company fluctuates daily, but the Company estimates that approximately $15,000 to $20,000 will be available during 2003. This financing arrangement expires in August 2005 and is subject to covenant compliance. The financial covenants commence at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding. As of December 27, 2002, the Company had $0 borrowings outstanding under this facility. Refer to Note 4 for further information.

The Company initiated a comprehensive plan to enhance cash generation and to improve profitability during 2002. Management’s comprehensive plan to address the Company’s domestic liquidity issues included generating approximately $150,000 from asset sales, collection of receivables and resolving disputed claims through the end of the first quarter 2003, and an additional $40,000 over the following six months. As of December 27, 2002, the Company generated approximately $60,000 through these efforts, and with the sale of the operating business of Foster Wheeler Environmental Corporation on March 7, 2003, an additional $80,000 has been generated. An additional $10,000 has also been received through more efficient working capital management. The $40,000 is still expected to be received from asset sales and claims recoveries over the course of the year 2003. Management forecasts that the cash on hand, together with cash from operations, asset sale s, collection of receivables and claims recoveries will be sufficient to fund the Company’s working capital needs through the first quarter of 2004. Failure by the Company to achieve its forecast could have a material adverse effect on the Company’s financial condition.

2. Summary of Significant Accounting Policies

Restatement — Management determined that the assets, liabilities and results of operations associated with the Company’s postretirement medical benefit plan were not properly accounted for in accordance with SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” The Company’s consolidated balance sheet as of December 28, 2001 and the consolidated statements of earnings and comprehensive income for each of the two years in the period ended December 28, 2001 have been revised to account for such benefit plan in accordance with SFAS 106. The effect of the adjustment was not material to the current year’s financial statements, however, management elected to restate prior years. See Note 25.

Principles of Consolidation — The consolidated financial statements include the accounts of Foster Wheeler Ltd. and all significant domestic and foreign subsidiary companies. All significant intercompany transactions and balances have been eliminated.

The Company’s fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations. For domestic operations, the years 2002, 2001 and 2000 included 52 weeks.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, asbestos litigation and expected recoveries and contingencies, among others. At December 27, 2002 and December 28, 2001 the Company has recorded commercial claims of $0 and $135,000, respectively. The decrease in recorded claims have resulted from the collection of $11,000 and a provision established for the balance of outstanding commercial cl aims. The Company revised its estimates of claim revenues to reflect recent adverse recovery experience, management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. At December 27, 2002, the Company had approximately $9,000 in requests

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

for equitable adjustments recorded in contracts in process. This amount relates primarily to a claim against a US Government agency for a project currently being executed. If this claim were to be unsuccessful, the costs would be charged to cost of operating revenues.

Revenue Recognition on Long-term Contracts — Revenues and profits in long term fixed price contracts are recorded under the percentage of completion method. Progress towards completion is measured using the cost to cost method, the efforts expended method or variations thereof. These methods are applied consistently to all contracts having similar characteristics in similar circumstances. Under the cost to cost method, revenues and profits are recognized based on the ratio that costs incurred bear to total estimated costs. Under the efforts expended method, revenue and profits are recognized based on the ratio that incurred labor hours bear to total estimated labor hours. Variations of these two methods are used on multiyear contracts that require significant engineering effort and multiple delivery of units. These methods are subject to physical verification of actual progress towards completion.

Revenues and profits on costs reimbursable contracts are recorded as the costs are incurred. The Company includes flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when the Company is responsible for the engineering specifications and procurement for such costs.

Contracts in progress are stated at cost increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances are presented as “estimated costs to complete long term contracts”.

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

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other ev idence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings.

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

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

contracts, and records depreciation of the facilities on a straight-line basis over the estimated useful lives of the facilities, after consideration of the estimated residual value.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of approximately $274,000 are maintained by foreign subsidiaries as of December 27, 2002. These subsidiaries require a substantial portion of these funds to support their liquidity and working capital needs. Accordingly, these funds may not be readily available for repatriation.

Restricted Cash — Restricted cash consists of approximately $16,000 that the Company was required to deposit into escrow in connection with the Todak litigation discussed in Note 20 and approximately $69,000 that was required to collateralize letters of credit and bank guarantees. The $16,000 related to the litigation is domestic restricted cash while the $69,000 related to the letters of credit and bank guarantees is foreign restricted cash.

Short-term Investments — Short-term investments consist primarily of bonds of foreign governments and are classified as available for sale under FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Realized gains and losses from sales are based on the specific identification method. For the years ended 2002, 2001 and 2000, unrealized gains and losses were immaterial.

	2002	2001	2000

Proceeds from sales of short term investments	$—	$2,000	$15,000
Gain/(loss)	$—	$—	$600

Trade Accounts Receivable — In accordance with terms of long-term contracts, certain percentages of billings are withheld by customers until completion and acceptance of the contracts. Final payments of all such amounts withheld, which might not be received within a one-year period, are indicated in Note 4. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets.

Accounts and Notes Receivable Other — Non-trade accounts and notes receivable consist primarily of:

	2002	2001

Insurance claims receivables	$35,000	$105,200
Foreign refundable value-added tax	6,800	13,400
Cancellation of company-owned life insurance plan	—	22,000

Land, Buildings and Equipment — Depreciation is computed on a straight-line basis using composite estimated lives ranging from 10 to 50 years for buildings and from 3 to 35 years for equipment. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in earnings.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of the adoption of this new statement.

Effective December 29, 2001, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses the accounting for long-lived assets to be disposed of by sale and resolves significant implementation issues relating to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ”. The provisions of this

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company’s results of operations and financial position were not affected by the initial adoption of this statement.

In 2002, the Company recorded losses of $35,500 in anticipation of a sale of its Hudson Falls waste-to-energy facility.

During the third quarter, management of the Energy Group approved a plan to convert the use of its domestic manufacturing facility to focus on the after-market service business and wind down the facility’s fabrication of new power generation equipment due to cost competitive considerations. The plan was subject to discussions with the local labor unions. In accordance with SFAS 144, the facility was tested for impairment using estimated future cash flows based on the revised use of the facility. The review indicated impairment in the facility’s carrying value of $13,400. The Company recorded the impairment loss in the third quarter and the impairment is reflected in the cost of operating revenues as depreciation in the accompanying consolidated statement of operations and comprehensive income/(loss). During the fourth quarter of 2002, the Company decided to take the necessary steps to mothball the facility. Additional charges of $5,300 were recorded in December 2002.

Investments and Advances — The Company uses the equity method of accounting for investment ownership of between 20% and 50% in affiliates unless significant economic considerations indicate that the cost method is appropriate. The equity method is also used for investments in which ownership is greater than 50% when the Company does not have a controlling financial interest. Investment ownership of less than 20% in affiliates is carried at cost. Currently, all of the Company’s significant investments in affiliates are recorded using the equity method.

Income Taxes — Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Investment tax credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. To the extent such credits are not currently utilized on the Company’s tax return, deferred tax assets, subject to considerations about the need for a valuation allowance, are recognized for the carryforward amounts.

Provision is made for Federal income taxes which may be payable on foreign subsidiary earnings to the extent that the Company anticipates they will be remitted. Unremitted earnings of foreign subsidiaries which have been, or are intended to be, permanently reinvested (and for which no Federal income tax has been provided) aggregated $274,549 as of December 27, 2002. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

Foreign Currency — Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and income and expenses and cash flows at monthly weighted average rates.

	2002	2001	2000

Foreign currency transaction gains	$2,900	$3,400	$6,100
Foreign currency transaction gains, net of tax	1,900	2,200	4,000

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

The Company enters into foreign exchange contracts in its management of foreign currency exposures related to commercial contracts. Changes in the fair value of derivative contracts that qualify as designated cash flow hedges are deferred until the hedged forecasted transaction affects earnings. Amounts receivable (gains) or payable (losses) under foreign exchange hedges are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS 133. At December 27, 2002, the Company did not meet the requirements for deferral under SFAS 133 and recorded in the year ended December 27, 2002 a gain on derivative instruments of approximately $3,500.

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average cost method.

Intangible Assets — Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (goodwill), trademarks and patents. Patents and trademarks are being amortized on a straight-line basis over periods of 12 to 40 years. The Company periodically evaluates goodwill on a separate operating unit basis to assess recoverability, and impairments, if any, are recognized in earnings. In the event facts and circumstances indicate that the carrying amount of goodwill associated with an investment is impaired, the Company reduces the carrying amount to an amount representing the estimated undiscounted future cash flows before interest to be generated by the operation.

Effective December 29, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which supersedes APB Opinion No. 17, “Intangible Assets”. The statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company tests for impairment at the reporting unit level as defined in SFAS No. 142. This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s g oodwill with the carrying amount of that goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. Impairment losses have been measured as of December 29, 2001 and recognized as the cumulative effect of a change in accounting principle in 2002. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS No. 144.

As of December 27, 2002 and December 28, 2001, the Company had unamortized goodwill of $50,214 and $200,152, respectively. Of the total goodwill at December 27, 2002, $50,187 related to the Energy Group while $27 related to the E&C Group. The reduction in goodwill is due to the $150,500 of impairment losses discussed below, offset by foreign currency translation adjustments of $562. In accordance with SFAS No. 142, the Company is no longer amortizing goodwill. The Company recognized $150,500 of impairment losses in 2002 related to the goodwill as a cumulative effect of a change in accounting principle. Of this total, $24,800 was associated with a waste-to-energy facility and $77,000 was associated with another reporting unit included in the operations of the Energy Group. The fair value of the facility and the operating unit were estimated using the expected present value of future cash flows. The remaining $48,700 relates to a reporting unit in the E&C Group. An impairment of the goodwill on this subsidiary was initially determined based upon indications of its market value from potential buyers. Based upon the market value, it was determined under step one that a potential impairment existed. The Company then completed step two and

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

determined that a full write down of the goodwill was required. All of the other reporting units were also subjected to the first step of the goodwill impairment test.

As of December 29, 2001, the Company had unamortized identifiable intangible assets of $74,391. The following table details amounts relating to those assets as of December 27, 2002.

	As of December 27, 2002		As of December 28, 2001

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$35,695	$(11,973)	$34,994	$(10,197)
Trademarks	60,378	(11,432)	59,266	(9,672)

Total	$96,073	$(23,405)	$94,260	$(19,869)

Amortization expense related to patents and trademarks for 2002 was $3,535. Amortization expense is expected to approximate $3,500 each year in the next five years.

The following table presents the current and prior years reported amounts adjusted to eliminate the effect of goodwill amortization in accordance with SFAS No. 142.

	December 27, 2002	December 28, 2001	December 29, 2000

		(Restated)	(Restated)
Reported net (loss)/earnings	$(525,219)	$(336,360)	$36,987
Add back: goodwill amortization		5,369	5,711

Adjusted net (loss)/earnings	$(525,219)	$(330,991)	$42,698

Basic Earnings Per Share:
Reported Net Income	$(12.82)	$(8.23)	$0.91
Goodwill Amortization	—	0.13	0.14

Adjusted Net Income	$(12.82)	$(8.10)	$1.05

Diluted Earnings per Share:
Reported Net Income	$(12.82)	$(8.23)	$0.91
Goodwill Amortization	—	0.13	0.14

Adjusted Net income	$(12.82)	$(8.10)	$1.05

Earnings per Share — Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. In 1999, the Company adopted The Directors Deferred Compensation and Stock Award Plan (the “Plan”). Under the Plan, each non-management director is credited annually with share units of the Company’s common stock. In addition, each non-management director may elect to defer receipt of compensation for services rendered as a director, which deferred amount is credited to his or her account in the form of share units. The Company makes a supplemental contribution equal to 15% of the deferred amount. For the year ended 2002, 145,886 share units were credited in participants’ accounts. During the same period, 29,309 shares were delivered to one director upon his retirement. As of December 27, 2002, 116,576 share units were included in the calculation of basic earnings per share. For the years end ed 2001 and 2000, 41,091 and 53,443 share units, respectively, were credited in participants’ accounts and are included in the calculation of basic earnings per share. Options to purchase 3,877,361 and 2,330,736 shares of common stock were not included in the computation of diluted earnings per share for the years ending December 27, 2002 and December 28, 2001, respectively, due to their antidilutive effect. The 13,085,751 shares related to the convertible subordinated notes were not included in the computation of diluted earnings per share for the years ended December 27, 2002 or December 28, 2001, as restated, due to their antidilutive effect.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

Stock Option Plans — The Company has two fixed option plans which reserve shares of common stock for issuance to executives, key employees, and directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

		(Restated)	(Restated)

Net (loss)/earnings — as reported	$(525,219)	$(336,360)	$36,987

Net (loss)/earnings — pro forma	$(527,832)	$(340,419)	$35,515

Earnings/(loss) per share as reported
Basic	$(12.82)	$(8.23)	$.91
Diluted	*	*	$.91
(Loss)/earnings per share — pro forma
Basic	$(12.89)	$(8.33)	$.87
Diluted	*	*	$.87
*Stock options not included in diluted earnings per share due to losses in 2002 and 2001.

The assumption regarding the stock options issued to executives in 2002, 2001, and 2000 was that 100% of such options vested in the year of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000

Dividend yield	0.00%	1.36%	3.18%
Expected volatility	83.62%	79.20%	59.20%
Risk free interest rate	2.90%	4.23%	6.46%
Expected life (years)	5.0	5.0	5.0

Under the 1995 Stock Option Plan approved by the shareholders in April 1995 and amended in April 1999 and May 2002, the total number of shares of common stock that may be granted is 5,300,000. In April 1990, the shareholders approved a Stock Option Plan for Directors of the Company. On April 29, 1997, the shareholders approved an amendment of the Directors’ Stock Option Plan, which authorizes the granting of options on 400,000 shares of common stock to non-employee directors of the Company, who will automatically receive an option to acquire 3,000 shares each year.

These plans provide that shares granted come from the Company’s authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after ten years from the date granted.

In connection with the reorganization of Foster Wheeler Corporation on May 25, 2001, obligations under the stock option plans were assumed by Foster Wheeler Inc., an indirect wholly-owned subsidiary of the Company.

The Company also granted 1,300,000 inducement options in 2001 to its chief executive officer in connection with an employment agreement and a further 1,000,000 options in 2002 based upon an

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

amendment to his employment agreement. The Company granted 300,000 inducement options to its chief financial officer and 255,000 inducement options to its president and chief executive officer of Foster Wheeler Power Group, Inc. in connection with their employment agreements in 2002. The price of the options granted pursuant to these agreements was fair market value on the date of the grant. One fifth of these options become exercisable each year after the date of the agreement; with all options available for exercise by the fifth anniversary of the agreement date. The options granted under these agreements expire 10 years from the date granted.

In 2002, the Company granted 250,000 options to one of its consultants. The price of the options granted was fair market value on the date of the grant. The options fully vest on March 31, 2003 and expire ten years from the date of grant. In accordance with SFAS 123, the Company recognized $328 of expense related to these options in 2002. As these options are not part of the Company’s employee stock option plans, they are not included in the information presented on the following page.

Information regarding these option plans for the years 2002, 2001, and 2000 is as follows (presented in actual number of shares):

	2002		2001		2000

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Options outstanding, beginning of year	4,957,621	$16.75	3,137,621	$23.73	2,508,362	$27.66
Options exercised	—	—	(66,000)	9.51	—	—
Options granted	3,627,361	1.64	1,936,250	5.30	671,486	8.76
Options cancelled or expired	(139,883)	22.26	(50,250)	21.07	(42,227)	18.96

Options outstanding, end of year	8,445,099	$10.17	4,957,621	$16.75	3,137,621	$23.73

Option price range at end of year	$ 1.46 to		$ 4.985 to		$ 6.34375
	$45.68750		$45.6875		to $45.6875
Option price range for exercised shares	—		$ 9.00 to		—
			$ 15.0625		—
Options available for grant at end of year	554,069		566,180		1,192,180

Weighted-average fair value of options granted during the year	$1.11		$3.23		$3.38
Options exercisable at end of year	3,555,752		2,620,547		2,265,468
Weighted-average of exercisable options at end of year	$20.35		$26.30		$28.63

The following table summarizes information about fixed-price stock options outstanding as of December 27, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/27/02	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/27/02	Weighted- Average Exercise Price

27.4375 to 28.75	89,667	1 year	28.49	89,667	28.49
32.9375 to 40.0625	160,834	2 years	36.04	160,834	36.04
29.75 to 35.25	369,167	3 years	30.20	369,167	30.20
42.1875 to 45.6875	253,584	4 years	42.62	253,584	42.62
36.9375 to 37.25	373,500	5 years	36.96	373,500	36.96
27.50 to 27.625	408,000	6 years	27.62	408,000	27.62
13.50 to 15.0625	643,000	7 years	14.17	643,000	14.17
6.34375 to 10.00	607,486	8 years	8.73	412,819	8.30
4.985 to 11.60	1,912,500	9 years	5.29	761,833	5.66
1.46 to 1.87	3,627,361	10 years	1.65	83,348	1.64

1.46 to 45.6875	8,445,099			3,555,752

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

Reclassifications — Certain prior period amounts have been reclassified to conform to current financial statement presentation. In particular, the Engineering, Procurement and Construction business for the Power industry in the United States was reclassified from the E&C Group to the Energy Group. This allows for United States domestic power projects to be controlled by one group and better aligns the presentation with the current management reporting as well as the customer base.

Recent Accounting Developments — In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds previous statements regarding the extinguishment of debt and amends SFAS 13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale/leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale/leaseback transactions. The provisions of SFAS 145 related to the extinguishment of debt are to be applied to fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002. The Company is currently assessing the impact of the adoption of this new standard.

In June 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires liabilities associated with an exit or disposal activity be recognized at fair value when the liability is incurred. This contrasts with existing accounting requirements, under which liabilities for exit or disposal activities are recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, although early adoption is permitted. The Company implemented SFAS 146 in the fourth quarter of 2002. In connection with the Company’s exit from the Dansville, NY manufacturing facility, the Company recognized $5,300 as a charge to earnings in accordance with this standard.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosures, in both interim and annual financial statements, about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The provisions of this standard relating to the fair value measurements do not affect the Company as it accounts for stock-based employee compensation under the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Is sued to Employees” as permitted under SFAS 123. The Company in its 2002 financial statements has implemented the disclosure requirements of this standard.

In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded.

This Interpretation does not apply to certain guarantee contracts and the provisions related to recognizing a liability at inception for the fair value of the guarantor’s obligation do not apply to the following:

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

a.	Product warranties

b.	Guarantees that are accounted for as derivatives

c.	Guarantees that represent contingent consideration in a business combination

d.	Guarantees for which the guarantor’s obligations would be reported as an equity item (rather than a liability)

e.	An original lessee’s guarantee of lease payments when that lessee remains secondarily liable in conjunction with being relieved from being the primary obligor (that is, the principal debtor) under a lease restructuring

f.	Guarantees issued between either parents and their subsidiaries or corporations under common control

g.	A parent’s guarantee of a subsidiary’s debt to a third party, and a subsidiary’s guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent.

However, the guarantees described in (a)-(g) above are subject to the disclosure requirements.

The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company in its 2002 financial statements has implemented the disclosure requirements of this interpretation.

3. Research and Development

For the years 2002, 2001, and 2000, approximately $10,300, $12,300 and $12,000, respectively, were spent on Company-sponsored research activities. During the same periods, approximately $18,100, $39,200 and $27,600, respectively, were spent on customer-sponsored research activities.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

4. Accounts and Notes Receivable

The following tabulation shows the components of trade accounts and notes receivable:

	December 27, 2002	December 28, 2001

From long-term contracts:
Amounts billed due within one year	$410,214	$452,367

Retention:
Billed:
Estimated to be due in:
2002	—	65,631
2003	58,042	18,059
2004	25,481	22,246
2005	4,978	2,485

Total billed	88,501	108,421

Unbilled:
Estimated to be due in:
2002	—	127,046
2003	97,997	9,538
2004	4	—

Total unbilled	98,001	136,584

Total retentions	186,502	245,005

Total receivables from long-term contracts	596,716	697,372
Other trade accounts and notes receivable	19,387	32,172

	616,103	729,544
Less, allowance for doubtful accounts	16,597	2,988

	$599,506	$726,556

Provisions for non-payments of customer balances are normally addressed within the overall profit calculation of the contracts and are not specifically covered by allowances for doubtful accounts. As a result, the amount considered to be in the receivable qualifying account (allowance for doubtful accounts) does not represent the full allowance.

In the third quarter of 1998, a subsidiary of the Company entered into a three-year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables were added to the pool as collections reduce previously sold accounts receivable. The credit risk of uncollectible accounts receivable was transferred to the purchaser. The Company serviced, administered and collected the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement were equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and were included in other deductions, in the Consolidated Statement of Earnings and Comprehensive Income. As of December 28, 2001 $50,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable—trade balance in the Consolidated Balance Sheet. The agreement was terminated and repaid in early 2002 and replaced with a new facility in August 2002, as described below.

In the third quarter of 2002, the Company entered into a receivables securitization facility that matures on August 15, 2005 and is secured by a portion of the Company’s domestic trade receivables. The facility operates through the use of a wholly owned, special purpose subsidiary, Foster Wheeler Funding LLC (“FW

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

4. Accounts and Notes Receivable — (Continued)

Funding”) as described below. FW Funding is included in the consolidated financial statements of the Company.

FW Funding entered a Purchase, Sale and Contribution Agreement (“PSCA”) on August 15, 2002 with six of the Company’s wholly owned domestic subsidiaries. Pursuant to the PSCA, FW Funding is obligated to purchase eligible trade receivables, as defined in the PSCA, from these companies and these companies are obligated to contribute as capital their ineligible trade accounts receivable as defined in the PSCA. On August 15, 2002, FW Funding also entered into a Loan and Security Agreement with Foothill Capital Corporation and Ableco Finance Corporation LLC. Under this agreement, FW Funding has the ability to borrow up to a maximum of $40,000 using eligible trade accounts receivable as security. FW Funding pays 10% interest on all outstanding borrowings. In addition, FW Funding pays a monthly unused line fee equal to 0.5% per annum of the maximum available amount less the average daily amount of borrowings during the preceding month. The facil ity is subject to covenant compliance. The financial covenants commence at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding.

No amounts were outstanding under this facility as of December 27, 2002. FW Funding may increase or decrease, at its discretion, its use of the facility on a weekly basis subject to the availability of sufficient eligible trade accounts receivable and the facility’s maximum amount of $40,000. As of December 27, 2002, FW Funding held $211,700 of trade accounts receivable which are included in the consolidated balance sheet and had $21,900 of availability under the facility.

5. Contracts in Process and Inventories

Costs of contracts in process and inventories are shown below:

	2002	2001

Inventories
Materials and supplies	$9,102	$10,190
Finished goods	230	339

	$9,332	$10,529

The following tabulation shows the elements included in contract in process as related to long-term contracts:

	2002	2001

Contracts in Process
Costs plus accrued profits less earned revenues on contracts currently in process	$346,183	$638,238
Less, progress payments	65,582	144,639

	$280,601	$493,599

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

6. Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	2002	2001

Land and land improvements	$23,806	$21,261
Buildings	151,462	104,869
Equipment	590,295	598,047
Construction in progress	4,117	3,835

	$769,680	$728,012

Depreciation expense for the years 2002, 2001, and 2000 was $54,492, $44,348, and $46,388, respectively.

7. Pensions and Other Postretirement Benefits

Pension Benefits — Domestic and certain foreign subsidiaries of the Company have several pension plans covering substantially all full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation; the domestic plans are noncontributory. Effective January 1, 1999, a cash balance program was established for the domestic plan. The pension benefit under the previous formulas remain the same for current employees if so elected, however, new employees are offered only the cash balance program. The cash balance plan resembles a savings account. Amounts are credited based on age and a percentage of earnings. At termination or retirement, the employee receives the balance in the account in a lump-sum. Under the cash balance program, future increases in employee earnings will not apply to prior service costs. It is the Company’s policy to fund the plans on a current basis to the exte nt deductible under existing Federal tax regulations. Such contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future. The Company also has a non-qualified, unfunded supplemental executive retirement plan which covers certain employees.

Through the year ended December 27, 2002, the Company recognized a cumulative minimum liability in its financial statements for both domestic and foreign underfunded plans in the amount of $370,649 resulting in a pre-tax charge to Other Comprehensive Income. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

Domestic subsidiaries of the Company have a 401(k) plan for salaried employees. The Company, for the years 2002, 2001, and 2000, contributed a 50% match of the first 6% of base pay of employee contributions, subject to the annual IRS limit which amounted to a cost of $5,507, $5,008, and $5,599, respectively.

Other Benefits — In addition to providing pension benefits, some of the Company’s domestic subsidiaries provide certain health care and life insurance benefits for retired employees. Employees may become eligible for these benefits if they qualify for and commence normal or early retirement pension benefits as defined in the pension plan while working for the Company. Benefits are provided through insurance companies. Additionally, some of the Company’s domestic subsidiaries also have a plan which provides coverage for an employee’s beneficiary upon the death of the employee.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

7. Pensions and Other Postretirement Benefits — (Continued)

The following chart contains the disclosures for pension and other benefits for the years 2002, 2001 and 2000.

	Pension Benefits		Other Benefits

	2002	2001	2002	2001

				(Restated) (See Note 2)
Projected Benefit Obligation (PBO)
PBO at beginning of period	$641,100	$601,819	$118,959	$94,449
Service cost	29,044	27,248	2,785	996
Interest cost	40,874	37,856	8,255	7,227
Plan participants contributions	5,690	4,004	—	—
Plan amendments	3,091	1,973	(8,510)	(422)
Actuarial loss/(gain)	106,005	11,161	23,035	21,032
Benefits paid	(37,120)	(42,091)	(8,733)	(8,423)
Special termination benefits/other	(8,514)	(140)	(2,399)	4,100
Foreign currency exchange rate changes	40,003	(730)	—	—

PBO at end of period	820,173	641,100	133,392	118,959

Plan Assets
Fair value of plan assets beginning of period	521,195	575,990	—	—
Actual return on plan assets	(62,743)	(33,736)	—	—
Employer contributions	41,917	12,354	8,733	8,423
Plan participant contributions	5,690	4,004	—	—
Benefits paid	(37,120)	(42,091)	(8,733)	(8,423)
Other	(9,819)	2,171	—	—
Foreign currency exchange rate changes	28,184	2,503	—	—

Fair value of plan assets at end of period	487,304	521,195	—	—

Funded Status
Funded status	(332,869)	(119,905)	(133,392)	(118,959)
Unrecognized net actuarial loss/(gain)	436,100	213,607	(14,846)	14,500
Unrecognized prior service cost	12,507	12,219	31,308	(18,029)
Adjustment for the minimum liability	(370,649)	(70,270)	—	—

Prepaid (accrued) benefit cost	$(254,911)	$35,651	$(116,930)	$(122,488)

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

7. Pensions and Other Postretirement Benefits — (Continued)

	Pension Benefits			Other Benefits

	2002	2001	2000	2002	2001	2000

					(Restated)	(Restated)
					(See Note 2)	(See Note 2)
Net Periodic Benefit Cost
Service cost	$29,044	$27,248	$28,013	$2,785	$996	$1,248
Interest cost	40,874	37,856	37,642	8,255	7,227	5,905
Expected return on plan assets	(42,700)	(51,819)	(57,022)	—	—	—
Amortization of transition asset	63	56	(9)	—	—	—
Amortization of prior service cost	1,810	1,692	2,215	(2,853)	(2,206)	(2,165)
Recognized actuarial loss/(gain)Other	15,453	5,020	(326)	(5,013)	4,396	(60)

SFAS No.87 net periodic pension cost	44,544	20,053	10,513	3,174	10,413	4,928
SFAS No.88 cost*	1,908	1,900	—	—	—	—

Total net periodic pension cost	$46,452	$21,953	$10,513	$3,174	$10,413	$4,928

Weighted Average Assumptions
Discount rate	6.1%	6.4%	6.7%	6.625%	7.75%	7.8%
Long term rate of return	8.2%	9.3%	9.5%
Salary scale	4.1%	4.2%	4.2%

*
Under the provision of SFAS No. 88 “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” charges were recorded for a provision for the mothballing of a domestic manufacturing facility of $900, a provision for employee terminations as part of the workforce reduction of $100, and a provision for the retirement of the Company’s Vice President of Human Resources of approximately $900 in 2002; a provision for the retirement of the Company’s Chief Executive Officer resulted in a charge of $1,900 in 2001.

Health care cost trend:
2002	8.5%
Decline to 2009	5.0%

Assumed health care cost trend rates have a significant effect on the amounts reported for the other benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease

Effect on total of service and interest cost components	$709	$(627)
Effect on accumulated postretirement benefit obligations	10,834	(9,599)

8. Bank Loans

The approximate weighted average interest rates on borrowings outstanding (primarily foreign) at the end of 2002 and 2001 were 4.38% and 4.28%, respectively.

Unused lines of credit for short-term bank borrowings aggregated $6,373 at year-end 2002, all of which were available outside the United States and Canada in various currencies at interest rates consistent with market conditions in the respective countries.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

8. Bank Loans — (Continued)

Interest costs incurred (including dividends on preferred security) in 2002, 2001, and 2000 were $84,396, $85,202 and $83,405 of which $1,368, $718 and $151, respectively, were capitalized.

9. Corporate and Other Debt and Convertible Subordinated Notes

Corporate Debt — The Company, through its subsidiary Foster Wheeler LLC, has $200,000 Notes (the “Senior Notes”) in the public market, which bear interest at a fixed rate of 6.75% per annum, payable semiannually, and mature November 15, 2005. The Senior Notes were issued under an indenture between the Company and BNY Midwest Trust Company. The Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The Senior Notes constitute senior unsecured indebtedness of the Company and rank on parity with the Company’s other senior unsecured indebtedness.

In August 2002, the Company finalized a Senior Credit Facility with its lender group. This facility, including a $71,000 term loan, a $69,000 revolving credit facility, and a $149,000 letter of credit facility, expires on April 30, 2005. This facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and 66% of the stock of the first-tier foreign subsidiaries. The facility has no scheduled repayments prior to maturity on April 30, 2005. The facility requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retains the first $77,000 of such amounts and also retains a 50% share of the balance. The financial covenants in the facility commence at the end of the first quarter 2003 and include a senior leverage ratio and a minimum EBITDA level as described in the agreement, as amended. With the sale of Foster Wheeler Environmental Corporation on Marc h 7, 2003, cumulative sales proceeds received, as defined in the agreement, approximate $75,000.

The term loan and revolving loans bear interest at the Company’s option of (a) LIBOR plus 3.50% or (b) the Base Rate plus 2.50%. The “Base Rate” means the higher of (i) the Bank of America prime rate and (ii) the Federal Funds rate plus 0.5%.

Amendment No. 1 to the Credit Agreement, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pre-tax charges recorded by the Company in the third quarter of 2002. The amendment further provides that up to an additional $63,000 pre-tax charges related to specific contingencies may be excluded from the covenant calculation, if incurred, through December 31, 2003.

Amendment No. 2 to the Credit Agreement, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, the Company must make a prepayment of principal in the aggregate amount of $10,000. Refer to exhibit 10.35, filed as part of this Report on Form 10-K, for the complete amendment.

As of December 27, 2002, $140,000 was borrowed under the Senior Credit Facility. This amount appears on the Consolidated Balance Sheet under the caption “Corporate and Other Debt.” As of December 27, 2002, $113,670 of standby letters of credit were outstanding.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

9. Corporate and Other Debt and Convertible Subordinated Notes — (Continued)

Corporate and other debt consisted of the following:

	2002	2001

Senior Credit Facility (average interest rate 5.15%)	$140,000	$70,000
6.75% Notes due November 15, 2005	200,000	200,000
Other	6,707	27,627

	346,707	297,627
Less: Current portion	5,005	297,627

	$341,702	$0

Principal payments are payable in annual installments of:
2004	$1,401
2005	340,134
2006	116
2007	51

Balance due in installments through 2007	$341,702

Convertible Subordinated Notes — In May and June 2001, the Company issued convertible subordinated notes having an aggregate principal amount of $210,000. The notes are due in 2007 and bear interest at 6.50% per annum, payable semi-annually on June 1 and December 1 of each year, commencing December 2001. The notes may be converted into common shares at an initial conversion rate of 62.131 common shares per $1,000 principal amount, or $16.05 per common share, subject to adjustment under certain circumstances. The notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The net proceeds of approximately $202,900 were used to repay $76,300 under the 364-day revolving credit facility that expired on May 30, 2001 and to reduce advances outstanding under a revolving credit agreement. Amortization of debt issuance costs is included as a component of interest expense over the term of the notes.

10. Derivative Financial Instruments

The Company operates on a worldwide basis. The Company’s activities expose it to risks related to the effect of changes in the foreign-currency exchange rates. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS 133. At December 27, 2002, the Company did not meet the requirements for deferral under SFAS 133 and recorded in the year ended December 27, 2002 a $5,300 net gain on derivative instruments which is recorded as a reduction in cost of operating revenues on the consolidated statement of earnings and comprehensive income. The Company is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated A or better by Standard & Poor’s or A2 or better by Moody’s. As of December 27, 2002, approximately $177,140 was owed to the Company by counterparties and $103,950 is owed by the Company to counterparties. A $3,834 net of tax gain was recorded in other comprehensive income as of December 28, 2001. This amount was reclassified to earnings in 2002 as the Company no longer qualified for deferral under SFAS 133.

The maximum term over which the Company is hedging exposure to the variability of cash flows is twenty-four months.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

10. Derivative Financial Instruments — (Continued)

A reconciliation of current period changes, net of applicable income taxes, in accumulated other comprehensive income relating to derivatives qualifying as cash flow hedges are as follows:

Balance as of December 28, 2001	$3,834
Reclassification to earnings	(3,834)

Balance at December 27, 2002	$0

11. Subordinated Robbins Facility Exit Funding Obligations

Foster Wheeler’s subordinated obligations entered into in connection with the restructuring of debt incurred to finance construction of a waste-to-energy facility in the Village of Robbins, Illinois (the “Exit Funding Agreement”) are limited to funding:

1999C Bonds 7 1/4% interest, due October 15, 2009 ($13,710) and October 15, 2024 ($77,155)	$90,865
1999D Bonds accrued at 7% due October 15, 2009	18,000

Total	$108,865

1999C Bonds. The 1999C Bonds are subject to mandatory sinking fund reduction prior to maturity at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date by application by the Trustee of funds on deposit to the credit of the 1999C Sinking Fund Installment Subaccount on October 15 in the years and in the principal amounts as follows:

1999C BONDS DUE 2009

Year	Amount	Year	Amount

2003	$1,580	2006	$1,940
2004	1,690	2007	2,080
2005	1,810	2008	2,225
		2009	2,385

			$13,710

1999C BONDS DUE 2024

Year			Amount

2023			$37,230
2024			39,925

			77,155

			$90,865

See Note 20 for further information.

12. Mandatorily Redeemable Preferred Securities

On January 13, 1999, FW Preferred Capital Trust I, a Delaware business trust which is a 100% owned finance subsidiary of the Company, issued $175,000 in Preferred Trust Securities. The Preferred Trust Securities are fully and unconditionally guaranteed by Foster Wheeler LLC. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15, and January 15 of each year. Such distributions may be deferred for periods up to five years during which time additional interest accrues at 9.0%. In accordance with this provision, the Company has deferred all quarterly distributions beginning with the distribution due on

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

12. Mandatorily Redeemable Preferred Securities — (Continued)

January 15, 2002. Such deferred interest totals $20,100. The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004.

13. Special-purpose Project Debt

Special-purpose project debt represents debt incurred to finance the construction of cogeneration facilities or waste-to-energy projects. The notes and/or bonds are collateralized by certain assets of each project. The Company’s obligations with respect to this debt are limited to guaranteeing the operating performance of the projects.

	2002		2001

Note payable, interest varies based on one of several money market rates (2002-year-end rate 2.705%), due semiannually through July 30, 2006	$27,907	(1)	$33,367
Senior Secured Notes, interest 11.443%, due annually April 15, 2003 through 2015	40,077	(2)	42,075
Solid Waste Disposal and Resource Recovery System Revenue Bonds, interest 7.125% to 7.5%, due annually December 1, 2003 through 2010	88,920	(3)	97,978
Resource Recovery Revenue Bonds, interest 7.9% to 10%, due annually December 15, 2003 through 2012	48,936	(4)	52,636

	205,840		226,056
Less: Current portion	24,227		20,216

	$181,613		$205,840

(1)	The note payable for $27,907 represents a loan under a bank credit facility to a limited partnership whose general partner is a special-purpose subsidiary.
(2)
The Senior Secured Notes of $40,077 were issued in a total amount of $42,500. The notes are collateralized by certain revenues and assets of a special-purpose subsidiary which is the indirect owner of the project.

(3)
The Solid Waste Disposal and Resource Recovery System Revenue Bonds totaling $88,920 were issued in a total amount of $133,500. The bonds are collateralized by a pledge of certain revenues and assets of the project, but not the plant (see Note 20).

(4)	The Resource Recovery Revenue Bonds of $48,936 were issued in a total amount of $86,780. The bonds are collateralized by a pledge of certain revenues and assets of the project.

Principal payments are payable in annual installments as follows:

2004	$23,195
2005	25,165
2006	27,072
2007	15,323
Balance due in installments through 2015	90,858

$181,613

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

14. Guarantees

The Company has provided indemnifications to third parties relating to businesses and/or assets the Company previously owned. Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by the Company prior to the sale.

	Maximum Potential Payment	Carrying Amount of Liability

Environmental indemnifications	No limit	$5,400
Tax indemnifications	No limit	$0

The Company provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

Balance as of December 28, 2001	$52,700
Accruals	45,600
Settlements	(8,600)
Adjustments to provisions	(7,800)

Balance as of December 27, 2002	$81,900

15. Equity Interests

The Company owns a non-controlling equity interest in three energy projects and one waste-to-energy project; three of which are located in Italy and one in Chile. Two of the projects in Italy are each 42% owned while the third is 49% owned by the Company. The project in Chile is 85% owned by the Company. However, the Company does not have a controlling financial interest in the Chilean project. Following is summarized financial information for the Company’s equity affiliates combined, as well as the Company’s interest in the affiliates.

	December 27, 2002		December 28, 2001

	Italian Projects	Chilean Project	Italian Projects	Chilean Projects

Balance Sheet Data:
Current assets	$80,966	$22,352	$75,942	$23,301
Other assets (primarily buildings and equipment)	344,993	218,990	311,584	227,019
Current liabilities	20,665	14,748	12,487	14,747
Other liabilities (primarily long-term debt)	344,148	152,949	329,030	158,124
Net assets	61,146	73,645	46,009	77,449
	December 27, 2002		December 28, 2001

	Italian Projects	Chilean Project	Italian Projects	Chilean Projects	Venezuela Project

Income Statement Data for twelve months:
Total revenues	$171,565	$38,425	$159,845	$40,546	$4,428
Income before income taxes	31,358	10,087	21,618	10,467	2,684
Net earnings	17,648	8,372	11,955	8,689	2,582

As of December 27, 2002, the Company’s share of the net earnings and investment in the equity affiliates totaled $14,006 and $88,523, respectively. Dividends of $9,744 were received during the year 2002. The Company has guaranteed certain performance obligations of such projects. The Company’s average contingent obligations under such guarantees are approximately $2,800 per year for the four projects. The Company has provided a $10,000 debt service reserve letter of credit providing liquidity should the

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

15. Equity Interests — (Continued)

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

16. Income Taxes

The components of (loss)/earnings before income taxes for the years 2002, 2001 and 2000 were taxed under the following jurisdictions:

	2002	2001	2000

		(Restated) (See Note 2)	(Restated) (See Note 2)

Domestic	$(506,639)	$(244,809)	$(37,334)
Foreign	(3,923)	31,844	89,500

Total	$(510,562)	$(212,965)	$52,166

The provision/(benefit) for income taxes on those earnings was as follows:

	2002	2001	2000

		(Restated) (See Note 2)	(Restated) (See Note 2)
Current tax (benefit)/expense:
Domestic	$5,931	$5,486	$2,116
Foreign	10,978	22,545	15,094

Total current	16,909	28,031	17,210

Deferred tax (benefit)/expense:
Domestic	—	102,147	(14,079)
Foreign	(2,252)	(6,783)	12,048

Total deferred	(2,252)	95,364	(2,031)

Total provision/(benefit) for income taxes	$14,657	$123,395	$15,179

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

16. Income Taxes — (Continued)

Deferred tax liabilities (assets) consist of the following:

	2002	2001	2000

		(Restated) (See Note 2)	(Restated) (See Note 2)

Difference between book and tax depreciation	$35,002	$34,369	$72,195
Pension assets	(61,279)	7,584	22,881
Capital lease transactions	7,376	8,612	9,733
Revenue recognition	(7,210)	5,999	16,736
Other	—	192	740

Gross deferred tax liabilities (assets)	(26,111)	56,756	122,285

Current taxability of estimated costs to complete long-term contracts	(14,278)	(4,297)	(5,750)
Income currently taxable deferred for financial reporting	(4,175)	(5,307)	(5,491)
Expenses not currently deductible for tax purposes	(129,917)	(122,983)	(132,898)
Investment tax credit carry forwards	(30,893)	(30,893)	(30,251)
Postretirement benefits other than pensions	(67,113)	(47,242)	(56,250)
Asbestos claims	(6,200)	(7,000)	(7,963)
Minimum tax credits	(10,883)	(11,073)	(10,263)
Foreign tax credits	(9,579)	(6,485)	(13,763)
Net operating loss carryforwards	(178,067)	(15,332)	(68,260)
Effect of write-downs and restructuring reserves	(40,873)	(63,680)	—
Other	(15,621)	(19,871)	(5,432)
Valuation allowance	444,427	268,851	71,816

Net deferred tax assets	(63,172)	(65,312)	(264,505)

	$(89,283)	$(8,556)	$(142,220)

The domestic investment tax credit carryforwards, if not used, will expire in the years 2003 through 2008. Foreign tax credit carryforwards are recognized based on their potential utilization and, if not used, will expire in the years 2004 through 2007. As reflected above, the Company has recorded various deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the various credits. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. The valuation allowance increased by $175,600 and $197,000 in 2002 and 2001, respectively. Such increase is required under FASB 109, “Accounting for Income Taxes”, when there is an evidence of losses from domestic operations in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided in the current year do not begin expiring until 2020 and beyond, based on the current tax laws.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

16. Income Taxes — (Continued)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:

	2002	2001	2000

Tax provision/(benefit) at U.S.statutory rate	(35.0)%	(35.0)%	35.0%
State income taxes, net of Federal income tax benefit	0.4	1.9	6.7
Increase in valuation allowance	34.4	86.2	—
Difference in estimated income taxes on foreign income and losses, net of previously provided amounts	2.0	2.2	(7.5)
Other	1.1	2.6	(5.1)

	2.9%	57.9%	29.1%

17. Operating Leases

The Company entered into a sale/leaseback of its waste-to-energy plant in Charleston, South Carolina, in 1989. The terms of the agreement consisted of a long-term operating lease of 25 years. The Company recorded a deferred gain of $13,800 related to this transaction which is being amortized to income over the term of the lease. As of December 28, 2001, the unamortized gain was $6,500, net of the current portion of $500 each year. The lease expense recognized for 2002 was $6,300 and for 2001 and 2000 was $7,500 per year. The Charleston facility was sold in October of 2002.

The Company and certain of its subsidiaries are obligated under other operating lease agreements primarily for office space. Rental expense for these leases totaled $32,000 in 2002, $29,800 in 2001, and $30,200 in 2000. Future minimum rental commitments on non- cancelable leases are as follows:

Fiscal year:
2003	$26,937
2004	25,805
2005	21,208
2006	16,443
2007	15,159
Thereafter	157,574

$263,126

18. Capital Leases

During 2002, the Company entered into sales-leaseback transactions for office buildings in both Finland and the United States. The transactions qualified as capitalized leases. Assets under capital leases are summarized as follows:

2002

Buildings and improvements	$35,755
Less accumulated amortization	342

Net assets under capital lease	$35,413

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

18. Capital Leases — (Continued)

The following are the minimum lease payments to be made in each of the years indicated for the capital leases in effect as of December 27, 2002:

Fiscal year:
2003	$6,152
2004	6,152
2005	6,152
2006	6,679
2007	6,679
Thereafter	134,927
Less: Interest	(107,754)

Net minimum lease payments under capital leases	$58,987

19. Quarterly Financial Data (Unaudited)

	Three Months Ended

2002	March 29	June 28	Sept. 27	Dec. 27

	(Restated) (See Note 2)	(Restated) (See Note 2)	(Restated) (See Note 2)

Operating revenues	$795,409	$944,334	$799,069	$980,365
Gross earnings/(loss) from operations	83,477	48,787	(58,858)	18,861
Net (loss) prior to cumulative effect of a change in accounting principle	(25,610)	(85,996)	(151,010)	(112,103)
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	(150,500)
Net (loss)	(176,110)	(85,996)	(151,010)	(112,103)

Earnings/(loss) per share:
Basic	$(4.30)	$(2.10)	$(3.69)	$(2.73)
Diluted	$(4.30)	$(2.10)	$(3.69)	$(2.73)

Shares outstanding:
Basic:
Weighted average number of shares outstanding	40,920	40,945	40,963	40,999
Diluted:
Effect of stock options	*	*	*	*

Total diluted	40,920	40,945	40,963	40,999

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

19. Quarterly Financial Data (Unaudited) — (Continued)

	Three Months Ended

2001	March 30	June 29	Sept. 28	Dec. 28

	(Restated) (See Note 2)	(Restated) (See Note 2)	(Restated) (See Note 2)	(Restated) (See Note 2)

Operating revenues	$682,643	$826,882	$808,798	$996,991
Gross earnings from operations	74,958	84,421	68,390	(76,480)
Net earnings	6,974	(342)	111	(343,103)

Earnings per share:
Basic	$0.17	$(0.01)	$0.00	$(8.39)
Diluted	$0.17	$(0.01)	$0.00	$(8.39)

Shares outstanding:
Basic:
Weighted average number of shares outstanding	40,835	40,891	40,884	40,896
Diluted:
Effect of stock options	310	360	87	*

Total diluted	41,145	41,251	40,971	40,896

*	The effect of the stock options and convertible notes were not included in the calculation of diluted earnings per share as these options were antidilutive due to the quarterly loss.

20. Litigation and Uncertainties

In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment or plant construction and seeking resulting alleged damages. Based on its knowledge of the facts and circumstances relating to the Company’s liabilities, if any, and to its insurance coverage, management of the Company believes that the disposition of such suits will not result in material charges against assets or earnings materially in excess of amounts previously provided in the accounts.

Some of the Company’s U.S. subsidiaries, along with many other companies, are codefendants in numerous asbestos-related lawsuits and out-of-court informal claims pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by the Company’s subsidiaries during the 1970s and prior. A summary of claim activity for the three years ended December 27, 2002 is as follows:

	Number of Claims

	2002	2001	2000

Balance, beginning of year	110,700	92,100	73,600
New claims	45,200	54,700	41,300
Claims resolved	(16,100)	(36,100)	(22,800)

Balance, end of year	139,800	110,700	92,100

The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage, was $57,200 in 2002, $66,900 in 2001, and $56,200 in 2000.

The Company has recorded assets of $569,000 relating to probable insurance recoveries of which approximately $35,000 is recorded in accounts and notes receivables, and $534,000 is recorded as long term.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

20. Litigation and Uncertainties — (Continued)

The Company has funded approximately $59,000 as of December 27, 2002. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending proceedings with certain insurers, as well as recoveries under a funding arrangement with other insurers, which has been in place since 1993. The total liability recorded is comprised of an estimated liability relating to open (outstanding) claims of approximately $337,500 and an estimated liability relating to future unasserted claims of approximately $217,300. Of the total, $35,000 is recorded in accrued expenses and $519,800 is recorded in asbestos related liability on the consolidated balance sheet. These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type; and the breakdown of known and future claims into disease type. The tota l estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity payments are expected to be incurred over the next sixteen years during which period new claims are expected to decline from year to year. Recently received claims also suggest that the percentage of claims to be closed without payment of indemnity costs should increase as claims are resolved during the next few years. The Company believes that it is likely that there will be new claims filed after 2018 but in light of uncertainties inherent in long term forecasts, the Company does not believe that it can reasonably estimate defense and/or indemnity costs which might be incurred after 2018. Nonetheless, the Company plans to update its forecasts periodically to take into consideration its future experience and other considerations such as legislation to continuously update its estimate of future costs and expected insurance recoveries. Historically, defense costs have represented approximately 24% of total costs. Through December 27, 2002, total indemnity costs paid, prior to insurance recoveries, were approximately $294,600 and total defense costs paid were approximately $95,100. The Company’s management after consultation with counsel, has considered the ongoing proceedings with insurers and the financial viability and legal obligations of its insurers, and believe that except for those insurers that have become or may become insolvent, the insurers or their guarantors will continue to adequately fund claims and defense costs relating to asbestos litigation. It should be noted that the estimate of the assets and liabilities related to asbestos claims and recovery is subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainty as to the ultimate number of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies with asbestos claims, uncer tainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. Increases in the number of claims filed or costs to resolve those claims will cause the Company to increase further the estimates of the costs associated with asbestos claims and could have a material adverse effect on the business, financial condition, results of operations, and cash flows.

A subsidiary of the Company in the United Kingdom has also received a limited number of claims alleging personal injury arising from exposure to asbestos. None of these claims have resulted in material costs to the Company.

A San Francisco, California jury returned a verdict on March 26, 2002 finding Foster Wheeler Corporation liable for $10,600 in the case of Todak vs. Foster Wheeler Corporation. The case was brought against Foster Wheeler Corporation, the U.S. Navy, and several other companies by a 59-year-old man suffering from mesothelioma which allegedly resulted from exposure to asbestos. The Company believes there was no credible evidence presented by the plaintiff that he was exposed to asbestos contained in a Foster Wheeler Corporation product. In addition, the Company believes that the verdict was clearly excessive and should be set aside or reduced on appeal. Foster Wheeler Corporation has appealed this judgment. Management of the Company believes the financial obligation that may ultimately result from entry of a final judgment in this case will be paid by insurance.

On April 3, 2002 the United States District Court for the Northern District of Texas entered an amended final judgment in the matter of Koch Engineering Company. et al vs. Glitsch, Inc. et al. Glitsch, Inc. (now

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

20. Litigation and Uncertainties — (Continued)

known as Tray, Inc.) is an indirect subsidiary of the Company. This lawsuit claimed damages for patent infringement and trade secret misappropriations and has been pending for over 18 years. As previously reported by the Company, a judgment was entered in this case on November 29, 1999 awarding plaintiffs compensatory and punitive damages plus prejudgment interest in an amount yet to be calculated. This amended final judgment in the amount of $54,283 includes such interest for the period beginning in 1983 when the lawsuit was filed through entry of judgment. Post-judgment interest will accrue at a rate of 5.471 percent per annum from November 29, 1999. The management of Tray, Inc. believes that the Court’s decision contains numerous factual and legal errors subject to reversal on appeal. Tray, Inc. has filed a notice of appeal to the court of appeals.

In 1997, the United States Supreme Court effectively invalidated New Jersey’s long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden County Waste-to-Energy Project (the “Project”) with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the Project. Those market-based revenues have not been, and are not expected to be, sufficient to service the debt on outstanding bonds which were issued to construct the Project and to acquire a landfill for Camden County’s use.

The Company’s project subsidiary, Camden Country Energy Recovery Associates, LP (“CCERA”), has filed suit against the involved parties, including the State of New Jersey, seeking among other things to void the applicable contracts and agreements governing the Project. (Camden County Energy Recovery Assoc. v. N.J. Department of Environmental Protection, et al., Superior Court of New Jersey, Mercer County, L-268-98). Since 1999, the State of New Jersey has provided subsidies sufficient to ensure the payment of each of the Project’s debt service payments as it became due. In January 2002, the State of New Jersey enacted legislation providing a mechanism for state-supported refinancing of bond debt on solid waste facilities located within the state. The legislation expired on December 31, 2002, without any refinancing having been accomplished. Press reports indicate that it is unlikely that any state-supported refinancing will occur i n the near future, but those same reports include statements by state officials that the State will continue to ensure that debt service payments are made when due. Given the foregoing, management is seeking to identify other potential mechanisms for refinancing the Project’s bond debt. Any refinancing would likely involve restructuring CCERA’s contracts related to the Project, including its service agreement.

The bonds outstanding on the Camden Project are public debt, not debt of either the Company or CCERA, and the bonds are not guaranteed by the Company. If the State were to fail to subsidize the debt service, and there were to be a default on a debt service payment, the bondholders might proceed to attempt to exercise their remedies.

At this time, management cannot determine the ultimate outcome of the foregoing and the potential effects on CCERA and the Project. However, management believes that pending the conclusion of the foregoing litigation, the Project will continue to operate at full capacity receiving market rates for waste disposal and generating sufficient revenues to pay CCERA its service fee. Because the debt outstanding on the Camden Project is not CCERA’s, and is not secured by CCERA’s plant, the Company’s management does not believe that an attempt by the bondholders to exercise their remedies would have a material adverse effect on CCERA or the Company.

In 1996, the Company completed the construction of a recycling and waste-to-energy project located in the Village of Robbins, Illinois (the “Robbins Facility”). By virtue of the Robbins Facility qualifying under the Illinois Retail Rate Law as a qualified solid waste-to- energy facility, it was to receive electricity revenues projected to be substantially higher than the utility’s “avoided cost”. Under the Retail Rate Law, the utility was entitled to a tax credit against a state tax on utility gross receipts and invested capital. The State of Illinois (the “State”) was to be reimbursed by the Robbins Facility for the tax credit beginning after the 20th

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

20. Litigation and Uncertainties — (Continued)

year following the initial sale of electricity to the utility. The State repealed the Retail Rate Law insofar as it applied to the Robbins Facility. In 1996, the Company’s project subsidiaries filed a legal action against state officials and the utility, asserting a number of claims, including a claim that the repeal should not be construed to retroactively apply to the Robbins Facility. (Now pending as Village of Robbins and Robbins Resource Recovery Partners, L.P. v. Wright, et. al., Circuit Court of Cook County, Illinois, Chancery Division, No. 00 CH 3754) (previously 96 CH 12873).

In November 2002, the Circuit Court issued a Memorandum Order, and related judgments, holding that the repeal of the Retail Rate Law could not be retroactively applied to the Robbins Facility. The defendants have appealed, and the trial court’s rulings have been stayed.

In October 1999, the Company reached an agreement (the “Robbins Agreement”) with the holders of bonds issued by the Village of Robbins to finance the construction of the Robbins Facility (the “Bondholders”). As part of the Robbins Agreement, the Company agreed to continue to contest this repeal through litigation. Pursuant to the Robbins Agreement, the Company has also agreed that any proceeds of such litigation will be allocated in a certain order of priority. Pursuant to an agreement reached with the debtor project companies and the Bondholders and approved by the bankruptcy court on March 5, 2002 (In re: Robbins Resource Recovery Partners, L.P., N.D. Illinois, Case No. 00B 25018), the foregoing allocation was modified so that any proceeds will now be allocated in the following order of priority: (1) to any attorneys entitled to a contingency fee, up to 15%; (2) up to the next $10,000, 50% to the Company, 50% to redeem outs tanding 1999D Bonds; (3) to redeem all of the outstanding 1999D Bonds; (4) to reimburse the Company for any amounts paid by it in respect of the 1999D Bonds; (5) to reimburse the Company for any costs incurred by it in connection with prosecuting the Retail Rate litigation; (6) to redeem all of the outstanding 1999C Bonds; and (7) 10.6% interest on the foregoing items 4 and 5 to the Company. Then, to the extent there are further proceeds, 80% of any such proceeds shall be paid to the Indenture Trustee of Non-Recourse Robbins Bonds until an amount sufficient to repay such Bonds in full has been paid over, with the remaining 20% being paid over to the Company. After the foregoing payments shall have been made, any remaining proceeds shall be paid over to the Company.

On December 1, 1999, three special purpose subsidiaries of the Company commenced reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code in order to effectuate the terms of the Robbins Agreement. On January 21, 2000, these subsidiaries’ plan of reorganization was confirmed, and the plan was consummated on February 3, 2000.

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

The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings cannot be estimated with certainty. As additional information concerning the estimates used by the Company becomes known, the Company reassesses its position both with respect to gain contingencies

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

20. Litigation and Uncertainties — (Continued)

and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change relate to legal matters as these are subject to change as events evolve and as additional information becomes available during the administration and litigation process. Increases in the number of claims filed or costs to resolve those claims will cause the Company to increase further the estimates of the costs associated with such claims and could have a material adverse effect on the business, financial condition, results of operations, and cash flows.

21. Preferred Share Purchase Rights

On September 22, 1987, the Company’s Board of Directors (the “Board”) declared a dividend distribution of one Preferred Share Purchase Right (“Right”) on each share of the Company’s common stock outstanding as of October 2, 1987 and adopted the Rights Agreement, dated as of September 22, 1987 (the “Rights Agreement”). On September 30, 1997, the Board amended and restated the Rights Agreement. Each Right allows the shareholder to purchase one one-hundredth of a share of a new series of preferred stock of the Company at an exercise price of $175. Rights are exercisable only if a person or group acquires 20% or more of the Company’s common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 20% or more of the Company’s common stock. In connection with the reorganization on May 25, 2001, Foster Wheeler Corporation Rights were exchanged for Rights of Foster Wheeler Ltd. A new rights agreement governs the Rights, although the terms are the same. The Rights, which do not have the right to vote or receive dividends, expire on May 20, 2011, and may be redeemed, prior to becoming exercisable, by the Board at $.02 per Right or by shareholder action with an acquisition proposal.

If any person or group acquires 20% or more of the Company’s outstanding common stock, the “flip-in” provision of the Rights will be triggered and the Rights will entitle a holder (other than such person or any member of such group) to acquire a number of additional shares of the Company’s common stock having a market value of twice the exercise price of each Right.

In the event the Company is involved in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring Company’s common stock having a market value at that time of twice the Right’s exercise price. The Board of Directors may amend the Rights Agreement to prevent approved transactions from triggering the Rights.

22. Financial Instruments and Risk Management

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values:

Cash and Short-term Investments — All investments are considered available for sale and the carrying amount approximates fair value because of the short-term maturity of these instruments.

Long-term Debt — The fair value of the Company’s long-term debt (including current installments) is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount for 2001 includes those debt issuances that were classified to current liabilities due to the covenant violations under the Company’s Revolving Credit Agreement and the potential for acceleration of debt under certain debt agreements. See Note 1 for further information.

Foreign Currency Contracts — The fair values of these financial instruments (used for hedging purposes) are estimated by obtaining quotes from brokers. The Company is exposed to market risks from fluctuations in foreign exchange rates. Financial instruments are utilized by the Company to reduce this risk. The Company does not hold or issue financial instruments for trading purposes. The Company is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

22. Financial Instruments and Risk Management — (Continued)

significant financial institutions that are primarily rated A or better by Standard & Poor’s or A2 or better by Moody’s (see Notes 2 and 10).

Carrying Amounts and Fair Values — The estimated fair values of the Company’s financial instruments are as follows:

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$344,576	$344,576	$224,291	$224,291
Restricted Cash	84,793	84,793	—	—
Long-term debt	(823,114)	(532,598)	(735,158)	(592,517)

Derivatives:
Foreign currency contracts	5,300	5,300	5,900	5,900

In the ordinary course of business, the Company is contingently liable for performance under standby letters of credit, bank guarantees and surety bonds totaling $718,751 and $1,025,612 as of December 27, 2002 and December 28, 2001, respectively. These balances include the standby letters of credit issued under the Revolving Credit Agreement discussed in Note 9. In the Company’s past experience, no material claims have been made against these financial instruments. Management of the Company does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

As of December 27, 2002, the Company had $281,090 of foreign currency contracts outstanding. These foreign currency contracts mature between 2003 and 2004. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. As of December 27, 2002 and December 28, 2001, the Company had no significant concentrations of credit risk. The Company had issued a third-party financial guarantee totaling $2,750 at year-end 2002 and 2001 with respect to a partnership interest in a commercial real estate project.

23. Business Segments — Data

The business of the Company and its subsidiaries falls within two business groups. THE ENGINEERING AND CONSTRUCTION GROUP designs, engineers and constructs petroleum, chemical, petrochemical and alternative-fuels facilities and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment, water treatment facilities and process plants for the production of fine chemicals, pharmaceuticals, dyestuffs, fragrances, flavors, food additives and vitamins. Also, the E&C Group provides a broad range of environmental remediation services, together with related technical, design and regulatory services. THE ENERGY GROUP designs, manufactures and erects steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized-bed and conventional boilers firing coal, oil, gas, biomass and other municipal solid waste, waste wood and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat- recovery equipment and low-NOX burners. Site services related to

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

23. Business Segments — Data — (Continued)

these products encompass plant erection, maintenance engineering, plant upgrading and life extension and plant repowering. The Energy Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, the Energy Group also builds, owns and operates cogeneration, independent power production and resource recovery facilities, as well as facilities for the process and petrochemical industries.

Since fiscal 2000, the Power Systems Group has been combined with the Energy Group, where the rest of the Company’s power expertise resides. The prior years amounts have been adjusted to reflect this change. This unit has a small project development team but will no longer develop waste-to-energy facilities in the United States.

The Company conducts its business on a global basis. The E&C Group accounted for the largest portion of the Company’s operating revenues and operating income over the last ten years. In 2002, the E&C Group accounted for approximately 57% of the operating revenues. The geographic dispersion of these operating revenues was as follows: 25% North America, 20% Asia, 31% Europe, 13% Middle East, 5% South America and 6% other. The Energy Group accounted for 43% of the operating revenues of the Company. The geographic dispersion of these operating revenues was as follows: 62% North America, 31% Europe, 4% Asia, 2% Middle East, and 1% South America.

Earnings of segments represent revenues less expenses attributable to that group or geographic area where the operating units are located. Revenues between business segments are immaterial and are eliminated in Corporate and Financial Services.

Export revenues account for 5.3% of operating revenues. No single customer represented 10% or more of operating revenues for 2002, 2001, or 2000.

Identifiable assets by group are those assets that are directly related to and support the operations of each group. Corporate assets are principally cash, investments and real estate.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

23. Business Segments — Data — (Continued)

Summary financial information concerning the Company’s reportable segments is shown in the following table:

	Total	Engineering and Construction Group		Energy Equipment Group		Corporate and Financial Services(1)

2002
Revenues	$3,574,537	$2,027,531		$1,576,774		$(29,768)
Interest income(2)	12,251	10,667		6,026		(4,442)
Interest expense(2)	83,028	(415)		21,621		61,822	(3)
Loss before income taxes and cumulative effect of a change in accounting principle for goodwill	(360,062)	(56,513	)(4)(6)	(90,391	)(4)(5)(6)	(213,158	)(4)(5)(6)
Income taxes/(benefits)	14,657	(11,485)		(62,859)		89,001
Net loss before cumulative effect of a change in accounting principle for goodwill	(374,719)	(45,028)		(27,532)		(302,159)
Cumulative effect on prior years of a change in accounting principle for goodwill (net of $0 tax)	(150,500)	(48,700)		(101,800)		—
Net loss	(525,219)	(93,728)		(129,332)		(302,159)
Identifiable assets	2,908,837	1,103,211		1,494,961		310,665
Capital expenditures	53,395	9,907		9,317		34,171
Depreciation and amortization	57,825	15,490	(7)	37,622	(7)	4,713

2001 (A)
Revenues	$3,392,474	$1,944,018		$1,468,844		$(20,388)
Interest income(2)	9,060	6,551		4,108		(1,599)
Interest expense(2)	84,484	(179)		26,493		58,170	(3)
(Loss)/earnings before income taxes	(212,965)	15,119	(8)	(88,186	)(8)(9)	(139,898	)(8)(9)
Income taxes/(benefits)	123,395	10,982		(27,430)		139,843	(10)
Net (loss)/earnings	(336,360)	4,137		(60,756)		(279,741)
Identifiable assets	3,325,837	1,289,207		1,758,399		278,231
Capital expenditures	33,998	11,494		15,463		7,041
Depreciation and amortization	55,750	17,721		34,470		3,559

2000 (A)
Revenues	$3,969,355	$2,800,222		$1,273,510		$(104,377)
Interest income(2)	15,737	16,658		9,712		(10,633)
Interest expense(2)	83,254	6,297		35,452		41,505	(3)
Earnings/(loss) before income taxes	52,166	86,113		46,875		(80,822)
Income taxes/(benefits)	15,179	26,927		18,808		(30,556)
Net earnings/(loss)	36,987	59,186		28,067		(50,266)
Identifiable assets	3,507,581	1,224,826		1,772,362		510,393
Capital expenditures	45,807	32,152		12,195		1,460
Depreciation and amortization	57,716	20,386		35,099		2,231

(1)	Includes general corporate income and expense, the Company’s captive insurance operation and eliminations.
(2)	Includes intercompany interest charged by Corporate and Financial Services to the business groups on outstanding borrowings.
(3)	Includes dividends on Preferred Security of $16,610 in 2002, $15,750 in 2000 and 2001.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

23. Business Segments — Data — (Continued)

(4)
Includes in 2002, revaluation of contract estimates and provisions for uncollectible receivables of $216,700 ($210,800 after tax): Engineering and Construction Group (EC) $121,650, Energy Group (Energy) $86,450 and Corporate and Financial Services (CF) $8,600; and a provision for mothballing a domestic manufacturing facility of $18,700 for Energy.

(5)	Includes in 2002, anticipated loss on sale of assets of $54,500 in Energy and provisions for asbestos claim of $26,200 in CF.
(6)
Includes in 2002, $79,300 ($79,000 net of tax) performance intervention activities, debt restructuring efforts, accrual for legal settlements, severance costs and increased pension, postretirement cost: $6,500 in EC, $12,700 in Energy, and $60,100 in CF.

(7)	Excluded cumulative effect in 2002, goodwill change in accounting principle of $48,700 in EC and $101,800 in Energy.
(8)	Includes in 2001, contract write-downs of $160,600 ($104,400 after-tax): Engineering and Construction Group $51,700, Energy Group $103,900 and Corporate and Financial Services $5,000.
(9)
Includes in 2001, loss on sale of cogeneration plants in Energy Group of $40,300 ($27,900 after-tax), increased pension and postretirement benefit cost in Corporate and Financial Services of $9,100 ($6,000 after-tax), provision for domestic plant impairment of $6,100 ($4,000 after tax), severance of $4,700 ($3,100 after tax), cancellation of company owned life insurance of $20,000 ($13,000 after tax) and legal settlements and other provisions of $13,500 ($8,800 after tax).

(10)	Includes in 2001, a valuation allowance for deferred tax assets of $194,600 on Corporate and Financial Services.
(A)	Restated. See Note 2.
	2002	2001	2000

Equity earnings in unconsolidated subsidiaries were as follows:
Engineering and Construction Group	$7,334	$4,432	$6,719
Energy Group	6,672	8,404	13,268

Total	$14,006	$12,836	$19,987

Geographic Concentration

Revenues:
United States	$1,544,827	$1,673,457	$1,897,038
Europe	1,923,211	1,669,409	2,099,539
Canada	136,267	126,851	77,155
Corporate and Financial Services, including eliminations	(29,768)	(77,243)	(104,377)

Total	$3,574,537	$3,392,474	$3,969,355

Long-lived assets:
United States	$345,934	$534,345	$628,940
Europe	195,359	174,058	228,762
Canada	1,537	1,958	1,511
Corporate and Financial Services, including eliminations	76,394	47,894	44,507

Total	$619,224	$758,255	$903,720

Revenues and long-lived assets are based on the country in which the contracting subsidiary is located.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

23. Business Segments — Data — (Continued)

Operating revenues by industry segment for the three years ending December 2002 were as follows:

	2002	2001	2000

Power	$1,647,135	$1,399,450	$1,402,411
Oil and gas/refinery	922,267	807,367	1,455,983
Pharmaceutical	404,825	485,786	300,235
Chemical	156,606	177,777	338,898
Environmental	353,981	337,248	358,571
Power production	130,843	150,990	144,600
Eliminations and other	(96,480)	(43,304)	(109,337)

Total Operating Revenues	$3,519,177	$3,315,314	$3,891,361

24. Consolidating Financial Information

The following represents summarized condensed consolidating financial information as of December 27, 2002 and December 28, 2001 with respect to the financial position, and for the three years ended December 27, 2002 for results of operations and for cash flows of the Company and its 100% owned and majority-owned subsidiaries. As a result of the reorganization on May 25, 2001, Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the Company’s 6.75% notes due November 15, 2005 (the “Notes”). In connection with the Company’s finalizing the Senior Credit Facility, the following companies issued guarantees in favor of the holders of the Notes or otherwise assumed the obligations under the indenture governing the Notes: Equipment Consultants, Inc., Foreign Holdings Ltd., Foster Wheeler Asia Limited, Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Whee ler Development Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Enviresponse, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler Ltd., Foster Wheeler Power Group, Inc., Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Mortshal, Inc., FW Technologies Holdings LLC, HFM International, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc., and Perryville III Trust. Each of the guarantees is full and unconditional and joint and several. In May and June 2001, the Company issued 6.5% Convertible Subordinated Notes (“Convertib le Notes”) due in 2007. The Convertible Notes are fully and unconditionally guaranteed by Foster Wheeler LLC. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly owned subsidiary guarantors because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Company.

The comparative statements for December 28, 2001, as restated, and December 29, 2000, as restated with respect to the financial position, results of operations, and cash flows, were revised to conform to the current financial presentation of guarantors. The guarantor subsidiaries include the results of Foreign Holdings Ltd., the parent of Foster Wheeler, LLC. Foster Wheeler LLC owns, directly or indirectly, the other guarantor subsidiaries, and non-guarantor subsidiaries.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets	$—	$195,886	$432,832	$1,390,432	$(622,743)	$1,396,407
Investment in subsidiaries	(778,213)	(845,388)	530,566	86,614	1,094,944	88,523
Land, buildings & equipment (net)	—	—	103,489	304,330	—	407,819
Notes and accounts receivable—long-term	—	595,656	289,106	483,167	(1,345,985)	21,944
Intangible assets (net)	—	—	81,565	447,967	(406,650)	122,882
Other non-current assets	—	20,749	641,375	209,140	(2)	871,262

TOTAL ASSETS	$(778,213)	$(33,097)	$2,078,933	$2,921,650	$(1,280,436)	$2,908,837

Liabilities & Shareholders’ Equity/(Deficit)
Current liabilities	$2,726	$ 22,842	$1,152,335	$985,462	$(622,742)	$1,540,623
Long-term debt	—	340,000	518,395	1,069,142	(1,345,985)	581,552
Other non-current liabilities	—	—	1,081,857	244,150	(250,691)	1,075,316
Subordinated Robbins obligations	—	—	107,285	—	—	107,285
Convertible debt	—	210,000	—	—	—	210,000
Preferred trust securities	—	175,000	—	—	—	175,000

TOTAL LIABILITIES	2,726	747,842	2,859,872	2,298,754	(2,219,418)	3,689,776
TOTAL SHAREHOLDERS’ EQUITY/(DEFICIT)	(780,939)	(780,939)	(780,939)	622,896	938,982	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$(778,213)	$(33,097)	$2,078,933	$2,921,650	$(1,280,436)	$2,908,837

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 28, 2001
(in thousands of dollars)
(Restated, See Note 2)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets	$—	$121,298	$1,046,908	$1,136,494	$(550,324)	$1,754,376
Investment in subsidiaries	(45,889)	(113,838)	496,250	82,367	(334,376)	84,514
Land, buildings & equipment (net)	—	—	100,891	298,307	—	399,198
Notes and accounts receivable—long-term	—	595,656	294,252	511,601	(1,336,136)	65,373
Intangible assets (net)	—	—	204,485	476,708	(406,650)	274,543
Other non-current assets	—	15,962	534,349	197,522	—	747,833

TOTAL ASSETS	$(45,889)	$619,078	$2,677,135	$2,702,999	$(2,627,486)	$3,325,837

Liabilities & Shareholders’ Equity/(Deficit)
Current liabilities	$2,555	$ 667,522	$1,320,602	$948,265	$(550,324)	$2,388,620
Long-term debt	—	—	459,869	1,014,122	(1,336,136)	137,855
Other non-current liabilities	—	—	945,108	153,313	(250,615)	847,806

TOTAL LIABILITIES	2,555	667,522	2,725,579	2,115,700	(2,137,075)	3,374,281
TOTAL SHAREHOLDERS’ EQUITY/(DEFICIT)	(48,444)	(48,444)	(48,444)	587,299	(490,411)	(48,444)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$(45,889)	$619,078	$2,677,135	$2,702,999	$(2,627,486)	$3,325,837

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
For the Year Ended December 27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,392,043	$2,228,851	$(101,717)	$3,519,177
Other income	—	53,745	53,149	83,333	(134,867)	55,360

Revenues	—	53,745	1,445,192	2,312,184	(236,584)	3,574,537

Cost of operating revenues	—	—	1,440,544	2,089,827	(103,461)	3,426,910

Selling, general and administrative expenses	—	—	127,353	99,171	—	226,524

Other deductions and minority interest(*)	172	56,990	154,266	184,507	(114,770)	281,165
Equity in net losses of subsidiaries	(525,047)	(520,694)	(96,553)	—	1,142,294	—

Loss before income taxes	(525,219)	(523,939)	(373,524)	(61,321)	1,123,941	(360,062)
Provision/(benefit) for income taxes	—	(2,322)	10,854	6,125	—	14,657

Net loss prior to cumulative effect of a change in accounting principle	(525,219)	(521,617)	(384,378)	(67,446)	1,123,941	(374,719)
Cumulative effect on prior years of a change in accounting principle for goodwill, net of $0 tax	—	—	(125,700)	(24,800)	—	(150,500)

Net loss	(525,219)	(521,617)	(510,078)	(92,246)	1,123,941	(525,219)
Other comprehensive (loss)/income: Foreign currency translation adjustment	22,241	22,241	22,241	22,241	(66,723)	22,241
Net (loss)/gain on derivative instruments	(3,834)	(3,834)	(3,834)	284	7,384	(3,834)
Minimum pension liability adjustment net of tax liability	(226,011)	(226,011)	(226,011)	(170,303)	622,325	(226,011)

Comprehensive loss	$(732,823)	$(729,221)	$(717,682)	$(240,024)	$1,686,927	$(732,823)

(*)	Includes interest expense and dividends on preferred securities of $83,028.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
For the Year Ended December 28, 2001
(in thousands of dollars)
(Restated, See Note 2)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	—	—	$1,500,494	$2,002,576	$(187,756)	$3,315,314
Other income	—	$276,203	66,141	107,691	(372,875)	77,160

Revenues	—	276,203	1,566,635	2,110,267	(560,631)	3,392,474

Cost of operating revenues	—	—	1,506,801	1,823,980	(166,756)	3,164,025

Selling, general and administrative expenses	—	7,895	116,638	100,859	—	225,392

Other deductions and minority interest(*)	$148	55,505	126,175	159,620	(125,426)	216,022
Equity in net losses of subsidiaries	(336,264)	(327,909)	(255,275)	—	919,448	—

Loss before income taxes	(336,412)	(115,106)	(438,254)	25,808	650,999	(212,965)
Provision/(benefit) for income taxes	(52)	(7,791)	126,993	4,245	—	123,395

Net loss	(336,360)	(107,315)	(565,247)	21,563	650,999	(336,360)
Other comprehensive (loss)/income: Foreign currency translation adjustment	(10,191)	(10,191)	(10,191)	(12,683)	33,065	(10,191)
Net gain /(loss) on derivative instruments	3,834	3,834	3,834	284	(7,952)	3,834
Minimum pension liability adjustment, net of tax benefit of $0	(36,770)	(36,770)	(36,770)	—	73,540	(36,770)

Comprehensive loss	$(379,487)	$(150,442)	$(608,374)	$9,164	$749,652	$(379,487)

(*)	Includes interest expense and dividends on preferred securities of $84,484.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

FOSTER WHEELER CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
For the Year Ended December 29, 2000
(in thousands of dollars)
(Restated, See Note 2)

	FWC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$1,731,197	$2,301,901	$(141,737)	$3,891,361
Other income	107,063	51,932	74,191	(155,192)	77,994

Revenues	107,063	1,783,129	2,376,092	(296,929)	3,969,355

Cost of operating revenues	—	1,636,152	2,099,732	(170,737)	3,565,147

Selling, general and administrative expenses	17,642	101,892	102,576	—	222,110
Other deductions and minority Interest(*)	61,622	30,585	64,453	(26,728)	129,932
Equity in net earnings of subsidiaries	(3,888)	9,727	—	(5,839)	—

Earnings/(loss) before income taxes	23,911	24,227	109,331	(105,303)	52,166
(Benefit)/provision for income taxes	(13,076)	(3,597)	31,852	—	15,179

Net earnings	36,987	27,824	77,479	(105,303)	36,987
Other comprehensive loss:
Foreign currency translation adjustment	(19,988)	(19,988)	(19,988)	39,976	(19,988)
Minimum pension liability adjustment net of $12,000 tax benefit	(21,500)	—	—	—	(21,500)

Comprehensive earnings/(loss)	$(4,501)	$7,836	$57,491	$(65,327)	$(4,501)

(*)	Includes interest expense and dividends on preferred securities of $83,254.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For the Year Ended December 27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(172)	$(18,499)	$182,519	$(3,187)	$(296)	$160,365

Cash Flows from Investing Activities
Change in restricted cash	—	—	(16,056)	(68,737)	—	(84,793)
Capital expenditures	—	—	(40,932)	(12,463)	—	(53,395)
Proceeds from sale of properties	—	—	1,783	4,499	—	6,282
(Increase)/decrease in investment and advances	—	(350)	(21,049)	8,883	21,623	9,107
Decrease in short-term investments	—	—	—	93	—	93
Other	—	—	—	—	—	—

Net cash provided/(used) by Investing Activities	—	(350)	(76,254)	(67,725)	21,623	(122,706)

Cash Flows from Financing Activities
Dividends to Common Shareholders	—	3,390	14,970	(18,360)	—	—
Other	—	—	—	—	—	—
Increase/(decrease) in short-term debt	—	—	—	(7,792)	—	(7,792)
Proceeds from long-term debt	—	70,000	44,900	546	—	115,446
Repayment of long-term debt	—	—	(24,440)	(21,151)	—	(45,591)
Other	172	(54,541)	(163,185)	236,820	(21,327)	(2,061)

Net cash provided/(used) by Financing Activities	172	18,849	(127,755)	190,063	(21,327)	60,002

Effect of exchange rate changes on cash and cash equivalents	—	—	143	22,481	—	22,624
Increase/(decrease) in cash and cash equivalents	—	—	(21,347)	141,632	—	120,285
Cash and cash equivalents, beginning of year	—	—	40,961	183,059	—	224,020

Cash and cash equivalents, end of year	$—	$—	$19,614	$324,691	$—	$344,305

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For the Year Ended December 28, 2001
(in thousands of dollars)
(Restated, See Note 2)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$2,446	$(183,713)	$669,093	$(321,864)	$(254,643)	$(88,681)

Cash Flows from Investing Activities
Capital expenditures	—	(2,346)	(17,074)	(14,578)	—	(33,998)
Proceeds from sale of properties	—	—	190	59,482	—	59,672
Decrease/(increase) in investment and advances	—	—	77,838	(61,830)	—	16,008
Decrease in short-term investments	—	—	—	1,530	—	1,530

Net cash (used)/provided by Investing Activities	—	(2,346)	60,954	(15,396)	—	43,212

Cash Flows from Financing Activities
Dividends to Common Shareholders	(2,446)	(2,442)	(228,936)	(25,707)	254,643	(4,888)
Increase/(decrease) in short-term debt	—	—	(76,250)	(5,782)	—	(82,032)
Proceeds from convertible subordinated notes, net	—	202,912	—		—	202,912
Proceeds from long-term debt		178,061	(285,000)	291,981	—	185,042
Repayment of long-term debt	—	(193,062)	(1,601)	(20,061)	—	(214,724)
Other	—	590	(136,574)	135,207	—	(777)

Net cash provided/(used) by Financing Activities	(2,446)	186,059	(728,361)	375,638	254,643	85,533

Effect of exchange rate changes on cash and cash equivalents	—	—	(347)	(7,590)	—	(7,937)
Increase/(decrease) in cash and cash equivalents	—	—	1,339	30,788	—	32,127
Cash and cash equivalents, beginning of year	—	—	39,623	152,270	—	191,893

Cash and cash equivalents, end of year	$—	$—	$40,962	$183,058	$—	$224,020

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

FOSTER WHEELER CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For the Year Ended December 29, 2000
(in thousands of dollars)
(Restated, See Note 2)

	FWC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash provided/(used) by Operating Activities	$(71,278)	$106,591	$(89,859)	$37,802	$(16,744)

Cash Flows from Investing Activities
Capital expenditures	—	(13,488)	(32,319)	—	(45,807)
Proceeds from sale of properties	—	120	56,583	—	56,703
(Increase)/decrease in investment and advances	(27,705)	(46,203)	4,444	81,586	12,122
Decrease in short-term investments	—	—	15,230	—	15,230
Other	—	2,891	(2,891)	—	—

Net cash (used)/provided by Investing Activities	(27,705)	(56,680)	41,047	81,586	38,248

Cash Flows from Financing Activities
Dividends to Common Shareholders	(9,773)	—	—	—	(9,773)
Increase/(decrease) in short-term debt	76,250	(2,520)	(28,854)	—	44,876
Proceeds from long-term debt	—	—	43,168	—	43,168
Repayment of long-term debt	(65,000)	(73)	(23,078)	—	(88,151)
Other	112,220	(47,673)	52,088	(119,388)	(2,753)

Net cash provided/(used) by Financing Activities	113,697	(50,266)	43,324	(119,388)	(12,633)

Effect of exchange rate changes on cash and cash equivalents	—	(206)	12,960	—	12,754
Increase/(decrease) in cash and cash equivalents	14,714	(561)	7,472	—	21,625
Cash and cash equivalents, beginning of year	16,262	9,208	144,798	—	170,268

Cash and cash equivalents, end of year	$30,976	$8,647	$152,270	$—	$191,893

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

25. Restatement

Management determined that the assets, liabilities and results of operations associated with one of the Company’s postretirement medical plans were not accounted for in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Company’s consolidated balance sheet as of December 28, 2001 and the related consolidated statements of earnings and comprehensive income, shareholder’s equity and cash flows for each of the two years in the period ended December 28, 2001 have been revised to account for the assets, liabilities and results of operations associated with this benefit plan in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The postretirement and other employee benefits other than pensions liability was increased to reflect the updated obligation, calculated on a going concern basis. The cumulative effect on shareholders’ equity as of December 29, 2000 was a decrease of $9,620. A summary of the effects of the restatement on the Company’s consolidated balance sheet, consolidated statement of earnings and comprehensive income is shown below. Refer to Note 26 for the effects of the restatement on the Company’s quarterly data.

Balance Sheet	12/28/01 As Reported	12/28/01 Restated	Statement of Earnings and Comprehensive Income	12/28/01 Year As Reported	12/28/01 Year Restated

Pension, post retirement and other employee benefits*	$239,076	$257,976	Other deductions	$122,395	$126,495

Retained earnings (deficit)	$(109,872)	$(128,772)	(Loss)/earnings before income taxes	$(208,865)	$(212,965)

Total shareholder’s equity/(deficit)	$(29,544)	$(48,444)	Provision (benefit) for income taxes	$118,215	$123,395

			Net (loss)/earnings	$(327,080)	$(336,360)

			(Loss)/Earnings per Share, Basic and Diluted	$(8.00)	$(8.23)

*	The pension, postretirement and other employee benefits liability as reported reflects an increase of $70,927 related to a reclassification of pension liabilities from other long-term liabilities.
Balance Sheet	12/29/00 As Reported	12/29/00 Restated	Statement of Earnings and Comprehensive Income	12/29/00 Year As Reported	12/29/00 Year Restated

Beginning retained earnings (deficit)	$194,167	$185,262	Other deductions	$41,721	$42,821

Ending retained earnings (deficit)	$222,096	$212,476	(Loss)/earnings before income taxes	$53,266	$52,166

Total shareholder’s equity/(deficit)	$344,935	$335,315	Provision (benefit) for income taxes	$15,564	$15,179

			Net (loss)/earnings	$37,702	$36,987

			(Loss)/Earnings per Share, Basic and Diluted	$0.92	$0.91

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

26. Restatement of Quarterly Data (Unaudited)

A summary of the effects of the restatement on the Company’s quarterly financial data for the seven quarterly periods ended September 27, 2002 follows. The restatement for the quarter ended March 29, 2002 also includes the effect of the cumulative effect of the change in accounting for goodwill. This change increased the previously reported net loss for March 29, 2002 by $77,000.

Balance Sheet	3/29/02 As Reported	3/29/02 Restated	Statement of Earnings and Comprehensive Income	3/29/02 As Reported	3/29/02 Restated

Goodwill, net	$126,301	$49,301	Other deductions	$55,153	$55,553

Post retirement and other employee benefits other than pensions	$169,515	$188,815	(Loss)/earnings before income taxes	$(19,326)	$(19,726)

Retained earnings (deficit)	$(208,582)	$(304,882)	Net (loss) prior to cumulative effect of a change in accounting principle	$(25,210)	$(25,610)

Total shareholder’s equity/(deficit)	$(140,909)	$(237,209)	Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	$(73,500)	$(150,500)

			Net (loss)	$(98,710)	$(176,110)

			(Loss) per Share, Basic and Diluted	$(2.41)	$(4.30)

Balance Sheet	6/28/02 As Reported	6/28/02 Restated	Statement of Earnings and Comprehensive Income	6/28/02 Quarter As Reported	6/28/02 Quarter Restated	6/28/02 Year to Date As Reported	6/28/02 Year to Date As Restated

Goodwill, net	$126,806	$49,806	Other deductions	$67,392	$67,792	$105,641	$106,441

Post retirement and other employee benefits other than pensions	$168,798	$188,498	(Loss)/earnings before income taxes	$(80,901)	$(81,301)	$(100,227)	$(101,027)

Retained earnings (deficit)	$(294,178)	$(390,878)	Net (loss) prior to cumulative effect of a change in accounting principle	$(85,596)	$(85,996)	$(110,806)	$(111,606)

Total shareholder’s equity/(deficit)	$(208,278)	$(304,978)	Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	$—	$—	$(73,500)	$(150,500)

			Net (loss)	$(85,596)	$(85,996)	$(184,306)	$(262,106)

			(Loss) per Share, Basic and Diluted	$(2.09)	$(2.10)	$(4.50)	$(6.40)

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

26. Restatement of Quarterly Data (Unaudited) — (Continued)

Balance Sheet	9/27/02 As Reported	9/27/02 Restated	Statement of Earnings and Comprehensive Income	9/27/02 Quarter As Reported	9/27/02 Quarter Restated	9/27/02 Year to Date As Reported	9/27/02 Year to Date As Restated

Goodwill, net	$127,089	$50,089	Other deductions	$23,623	$24,023	$129,264	$130,464

Post retirement and other employee benefits other than pensions	$168,635	$188,735	(Loss)/earnings before income taxes	$(142,310)	$(142,710)	$(242,537)	$(243,737)

Retained earnings (deficit)	$(444,788)	$(541,888)	Net (loss) prior to cumulative effect of a change in accounting principle	$(150,610)	$(151,010)	$(261,416)	$(262,616)

Total shareholder’s equity/(deficit)	$(356,837)	$(453,937)	Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	$—	$—	$(73,500)	$(150,500)

			Net (loss)/earnings	$(150,610)	$(151,010)	$(334,916)	$(413,116)

			(Loss)/Earnings per Share, Basic and Diluted	$(3.68)	$(3.69)	$(8.18)	$(10.09)

Statement of Earnings and Comprehensive Income	3/30/01 As Reported	3/30/01 Restated

Other deductions	$24,709	$25,734

(Loss)/earnings before income taxes	$9,792	$8,767

Provision (benefit) for income taxes	$2,152	$1,793

Net (loss)/earnings	$7,640	$6,974

(Loss)/Earnings per Share, Basic and Diluted	$0.19	$0.17

Statement of Earnings and Comprehensive Income	6/29/01 Quarter As Reported	6/29/01 Quarter Restated	6/29/01 Year to Date As Reported	6/29/01 Year to Date As Restated

Other deductions	$13,135	$14,160	$21,016	$23,066

(Loss)/earnings before income taxes	$4,856	$3,831	$14,648	$12,598

Provision (benefit) for income taxes	$4,532	$4,173	$6,684	$5,966

Net (loss)/earnings	$324	$(342)	$7,964	$6,632

(Loss)/Earnings per Share, Basic and Diluted	$0.01	$(0.01)	$0.19	$0.16

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

26. Restatement of Quarterly Data (Unaudited) — (Continued)

Statement of Earnings and Comprehensive Income	9/28/01 Quarter As Reported	9/28/01 Quarter Restated	9/28/01 Year to Date As Reported	9/28/01 Year to Date As Restated

Other deductions	$10,202	$11,227	$31,218	$34,293

(Loss)/earnings before income taxes	$(341)	$(1,366)	$14,307	$11,232

Provision (benefit) for income taxes	$(1,118)	$(1,477)	$5,565	$4,489

Net (loss)/earnings	$777	$111	$8,742	$6,743

(Loss)/Earnings per Share, Basic and Diluted	$0.02	$0.00	$0.21	$0.16

Statement of Earnings and Comprehensive Income	12/28/01 Quarter As Reported	12/28/01 Quarter Restated	12/28/01 Year to Date As Reported	12/28/01 Year to Date As Restated

Other deductions	$91,177	$92,202	$122,395	$126,495

(Loss)/earnings before income taxes	$(223,172)	$(224,197)	$(208,865)	$(212,965)

Provision (benefit) for income taxes	$112,650	$118,906	$118,215	$123,395

Net (loss)/earnings	$(335,822)	$(343,103)	$(327,080)	$(336,360)

(Loss)/Earnings per Share, Basic and Diluted	$(8.22)	$(8.39)	$(8.00)	$(8.23)

27. Subsequent Events (Unaudited)

On March 7, 2003, the Company sold the assets of one of its wholly owned domestic E&C subsidiaries. The Company received net cash proceeds of approximately $80,000 consisting of $72,000 of sales proceeds and the balance from cash retained within the business. The Company also expects to receive an additional $57,000 before year-end 2003 under the subsidiary’s contract with a federal agency, which was not included in the sale. These cash proceeds will be available for general corporate purposes.

The proceeds are subject to adjustment based on a final net worth calculation to be finalized by the middle of the second quarter 2003.

Back to Contents

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Back to Contents

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to Foster Wheeler’s 2003 Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2003. Certain information regarding executive officers is included in PART I hereof in accordance with General Instruction G (3) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to Foster Wheeler’s 2003 Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to Foster Wheeler’s 2003 Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2003.

Equity Compensation Plan Information

The following table sets forth, as of December 27, 2002, the number of securities outstanding under each of the Company’s stock option plans, the weighted-average exercise price of such options, and the number of options available for grant under such plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans
Approved by Security Holders
1995 Stock Option Plan	4,786,431	$11.18	445,069
1984 Stock Option Plan	559,668	$31.14	0
Directors Stock Option Plan	244,000	$24.02	109,000
Equity Compensation Plans
Not Approved by Security Holders
Raymond J. Milchovich (1)	2,300,000	$3.53	0
Joseph T. Doyle(2)	300,000	$1.87	0
Bernard H. Cherry(3)	255,000	$1.49	0
M.J. Rosenthal & Associates,Inc.(4)	250,000	$1.88	0

Total	8,695,099	$9.93	554,069

(1)
Under the terms of his employment agreement, Mr. Milchovich received an option to purchase 1,300,000 common shares of the Company. These were granted at an exercise price of $4.985 and vest 20% each year over the term of the agreement. Pursuant to an amendment to the agreement dated September 13, 2002, additional options that would have been granted to Mr. Milchovich on the first and second anniversaries of his employment were accelerated and granted September 24, 2002. The amended grant was for an option to purchase a number of shares such that the Black Scholes value of the option on the grant date equaled $5 million; provided that the number of shares was not less than 700,000 or more than 1,000,000. Based on the calculation, Mr. Milchovich received an option to purchase 1,000,000 common shares of the Company at an exercise price of $1.64. A portion of the option representing one-forty-eighth (1/48) of the number of shares represented by such option vested on the date of grant and on the first day of each successive month thereafter. The option exercise price is equal to the median of the high and low price of the Company’s common stock on the grant date.

Back to Contents

(2)
Under the terms of his employment agreement, Mr. Doyle received an option to purchase 300,000 common shares of the Company. On the first and second anniversaries of the agreement, the Company will grant Mr. Doyle an option to purchase an additional 62,500 common shares of the Company. The exercise price will be equal to the mean of the high and low price of the stock on the date of grant. One-fifth of the options become exercisable after one year, two-fifths become exercisable after two years, three-fifths after three years, four-fifths after four years and all of the options are exercisable after five years.

(3)
Under the terms of his employment agreement, Mr. Cherry received an option to purchase 255,000 common shares of the Company on November 4, 2002. These options will vest one fifth on each anniversary date of grant. In addition, upon the first anniversary of the effective date, he will be granted an option to purchase 100,000 shares of common shares. One-fifth of these options become exercisable after one year, two-fifths become exercisable after two years, three-fifths after three years, four-fifths after four years and all of the options are exercisable after five years. The exercise price is equal to the mean of the high and low price of the stock on the New York Stock Exchange on the date of grant.

(4)
Under the terms of the consulting agreement with M.J. Rosenthal & Associates, Inc. on May 7, 2002, the Company granted a nonqualified stock option to purchase 250,000 shares of the Company’s common shares at a price of $1.88 with a term of ten years from the date of grant. The exercise price is equal to the mean of the high and low price of the stock on the New York Stock Exchange on the date of grant. The option is exercisable on March 31, 2003. The option, to the extent not then exercised, shall terminate upon any breach of certain covenants contained in the consulting agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to Foster Wheeler’s 2003 Proxy statement for the Annual Meeting of shareholders to be held April 29, 2003.

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

Internal controls are designed with the objective of ensuring that assets are safeguarded, transactions are authorized, and financial reports are prepared on a timely basis in accordance with generally accepted accounting principles in the United States. The disclosure controls and procedures are designed to comply with the regulations established by the Securities and Exchange Commission and the New York Stock Exchange.

Internal controls, no matter how designed, have limitations. It is the Company’s intent that the internal controls be conceived to provide adequate, but not absolute, assurance that the objectives of the controls are met on a consistent basis. Management plans to continue its review of internal controls and disclosure procedures on an ongoing basis.

The Company’s principal executive officer and principal financial officer, after supervising and participating in an evaluation of the effectiveness of the Company’s internal and disclosure controls and procedures as of a date within 90 days of the filing of this Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s internal and disclosure controls and procedures were effective.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Back to Contents

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Report:

(1)	Financial Statements Financial Statements - See Item 8 of this Report.

(2)	Financial Statement Schedules Schedule II: Valuation and Qualifying Accounts

All schedules and financial statements other than those indicated above have been omitted because of the absence of conditions requiring them or because the required information is shown in the financial statements or the notes thereto.

(3) Exhibits

Exhibit No.	Exhibits

2.0	Agreement and Plan of Merger, dated as of May 25, 2001, among Foster Wheeler Corporation, Foster Wheeler LLC and Foster Wheeler Ltd. (Filed as Exhibit 2.0 to Foster Wheeler Ltd.’s on Form 10-Q for the quarter ended June 29, 2001 and incorporated herein by reference.)
3.1	Memorandum of Association of Foster Wheeler Ltd. (Filed as Annex II to Foster Wheeler Ltd.’s Form S-4/A (File No. 333-52468) filed on March 9, 2001 and incorporated herein by reference.)
3.2	Bye-Laws of Foster Wheeler Ltd. amended May 22, 2002. (Filed as Exhibit 3.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
4.0	Foster Wheeler Ltd. hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler Ltd. and its consolidated subsidiaries to the Commission upon request.
4.1	Rights Agreement, dated as of May 21, 2001, between Foster Wheeler Ltd. and Mellon Investor Services LLC. (Filed as Annex I to Foster Wheeler Ltd.’s Form 8-K (File No. 333-52468) dated May 25, 2001 and incorporated herein by reference.)
4.2	Amended and Restated First Supplemental Indenture, dated August 10, 2001, to the Indenture, dated as of November 15, 1995, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc. (formerly known as Foster Wheeler Energy International, Inc.), Foster Wheeler Energy Corporation, Foster Wheeler Inc., Foster Wheeler International Holdings, Inc., and BNY Midwest Trust Company. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s on Form 10-Q for the quarter ended June 29, 2001 and incorporated herein by reference.)
4.3	Second Supplemental Indenture (relating to the Indenture dated as of November 15, 1995) dated August 16, 2002, by and between Foster Wheeler LLC, the Guarantors thereto, and BNY Midwest Trust Company. (Filed as Exhibit 4.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
4.4	Registration Rights Agreement, dated as of May 31, 2001, among Foster Wheeler Ltd., Foster Wheeler LLC and Lehman Brothers Inc., Banc of America Securities LLC and First Union Securities, Inc. (Filed as Exhibit 4.6 to Foster Wheeler Ltd.’s Form S-3 (Registration No. 333-64090) filed on June 28, 2001, and incorporated herein by reference.)
4.5	Form of specimen share certificate for Foster Wheeler Ltd.’s common shares. (Filed as Annex II to Foster Wheeler Ltd.’s on Form 8-K (File No. 333-52468) filed on May 25, 2001 and incorporated herein by reference.)
4.6	First Supplemental Indenture dated February 20, 2002, between Foster Wheeler Ltd. and B.N.Y. Midwest Trust Company regarding the 6.50% Convertible Subordinated Notes due 2007. (Filed as Exhibit 4.6 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)

Back to Contents

Exhibit No.	Exhibits

4.7	Guaranty dated August 16, 2002 by the Guarantors party thereto in favor of the holders of Foster Wheeler LLC’s 6.75% notes due November 15, 2005 and BNY Midwest Trust Company. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
4.8	Indenture, dated as of May 31, 2001, among Foster Wheeler Ltds., Foster Wheeler LLC and BNY Midwest Trust Company (Filed as Exhibit 4.4 to Foster Wheeler Ltd.’s Form S-3 (Registration No. 333-64090) filed on June 28, 2001, and incorporated herein by reference.)
10.1	Retirement and Consulting Agreement of Richard J. Swift dated as of April 2, 2001. (Filed as Exhibit 10.1 to Foster Wheeler Corporation’s current report on Form 8-K (File No. 001-00286) dated April 5, 2001, and incorporated herein by reference.)
10.2	Form of Change of Control Agreement dated May 25, 2001, and entered into by the Company with executive officers. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s on Form 10-Q for the Quarter ended June 29, 2001, and incorporated herein by reference.)
10.3	Foster Wheeler Inc. Directors’ Stock Option Plan. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s post effective amendment to Form S-8 (Registration No. 333-25945) dated June 27, 2001, and incorporated herein by reference.)
10.4	1995 Stock Option Plan of Foster Wheeler Inc. (as Amended and Restated as of September 24, 2002). (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the Quarter ended September 27, 2002, and incorporated herein by reference.)
10.5	1984 Stock Option Plan of Foster Wheeler Inc. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s post effective amendment to Form S-8 (File No. 333-52468) dated June 27, 2001, and incorporated herein by reference.)
10.6	Master Guarantee Agreement, dated as of May 25, 2001, by and among Foster Wheeler LLC, Foster Wheeler International Holdings, Inc. and Foster Wheeler Ltd. (Filed as Exhibit 10.9 to Foster Wheeler Ltd.’s on Form 10-Q for the Quarter ended June 29, 2001, and incorporated herein by reference.)
10.7	Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich dated as of October 22, 2001. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the Quarter ended September 28, 2001, and incorporated herein by reference.)
10.8	Stock Option Agreement of Raymond J. Milchovich dated as of October 22, 2001. (Filed as Exhibit 10.13 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)
10.9	First Amendment to the Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich dated September 13, 2002. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K filed on September 25, 2002 and incorporated herein by reference.)
10.10	Stock Option Agreement of Raymond J. Milchovich dated September 24, 2002. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K filed on September 25, 2002 and incorporated herein by reference.)
10.11	Amendment to the Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich dated January 23, 2003.
10.12	Employment Agreement of Joseph T. Doyle dated as of July 15, 2002. (Filed as Exhibit 10.3 to Foster Wheeler’s Form 10-Q for the Quarter ended June 28, 2002 and incorporated herein by reference.)
10.13	Change of Control Employment Agreement between Foster Wheeler Inc. and Joseph T. Doyle dated July 15, 2002. (Filed as Exhibit 10.7 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002 and incorporated herein by reference.)
10.14	Stock Option Agreement for Joseph T. Doyle dated as of July 15, 2002. (Filed as Exhibit 10.3 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002 and incorporated herein by reference.)

Back to Contents

Exhibit No.	Exhibits

10.15	Employment Agreement between Foster Wheeler Ltd. and Bernard H. Cherry dated as of September 23, 2002. (Filed as Exhibit 10.4 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002 and incorporated herein by reference.)
10.16	Change of Control Employment Agreement between Foster Wheeler Inc. and Bernard H. Cherry dated as of November 4, 2002. (Filed as Exhibit 10.5 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002 and incorporated herein by reference.)
10.17	Employment Agreement between Foster Wheeler Ltd. and Thomas R. O’Brien dated as of September 10, 2002. (Filed as Exhibit 10.6 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002 and incorporated herein by reference.)
10.18	Separation Agreement of Henry E. Bartoli dated April 17, 2002. (Filed as Exhibit 10.1 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.19	Separation Agreement of Gilles A. Renaud dated May 23, 2002. (Filed as Exhibit 10.2 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.20	Separation Agreement for James E. Schessler dated August 23, 2002. (Filed as Exhibit 10.2 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002 and incorporated herein by reference.)
10.21	Settlement Agreement dated as of January 31, 2002, by and among Robbins Resource Recovery Partners, L.P., RRRP Robbins, Inc., RRRP Illinois, LLC and the undersigned holders of 1999 Bonds issued pursuant to the Indenture representing the number of holders of 1999 Bonds as reflected in the signature lines below, Foster Wheeler LLC, its Affiliates, and their Related Persons and Sun Trust Bank (formerly known as, and as successor to Sun Trust Bank, Central Florida, National Association) in its capacity as trustee under the Indenture and as Litigation Proceeds Trustee. (Filed as Exhibit 10.6 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.22	Supplement to the Settlement Agreement dated January 31, 2002, by and among Robbins Resource Recovery Partners, L.P., RRRP Robbins, Inc., RRRP Illinois, LLC and the undersigned holders of 1999 Bonds issued pursuant to the Indenture representing the number of holders of 1999 Bonds as reflected in the signature lines below, Foster Wheeler LLC, and its Affiliates, and their Related Persons Sun Trust Bank (formerly known as, and as successor to Sun Trust Bank, Central Florida, National Association) in its capacity as trustee under the Indenture and as Litigation Proceeds Trustee is made this 31st day of January, 2002. (Filed as Exhibit 10.7 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.23	Settlement Agreement dated as of May 8, 2002, by and among Foster Wheeler LLC, the Village of Robbins, and Sun Trust Bank (formerly known as, and as successor to Sun Trust Bank, Central Florida, National Association) in its capacity as trustee under the Second Amended and Restated Mortgage, Security Agreement and Indenture of Trust dated as of October 15, 1999 and as “Litigation Proceeds Trustee” under that certain Litigation Proceeds Trust Agreement dated as of October 15, 1999 and Robbins Resource Recovery Partners L.P., RRRP Robbins, Inc. and RRRP Illinois, LLC. (Filed as Exhibit 10.8 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.24	The Foster Wheeler Annual Incentive Plan for 2002 and Subsequent Years. (Filed as Exhibit 10.11 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.25	Third Amended and Restated Term Loan and Revolving Credit agreement dated August 16, 2002, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc., Foster Wheeler Energy Corporation, the Guarantors thereto and Bank of America, N.A. (Filed as Exhibit 10.12 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

Back to Contents

Exhibit No.	Exhibits

10.26	Amendment No. 1 dated as of November 8, 2002 to the Third Amended and Restated Term Loan and Revolving Credit Agreement dated as of August 2, 2002 among Foster Wheeler LLC, the Borrowing Subsidiaries, the Guarantors, the Lenders and the Bank of America, N.A. as Administrative Agent and Collateral Agent and Banc of America Securities LLC, as Lead Arranger and Book Manager. (Filed as Exhibit 10.8 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002 and incorporated herein by reference.)
10.27	Security Agreement dated August 16, 2002, made by Foster Wheeler LLC and the Grantors thereto and the Bank of America, N.A. (Filed as Exhibit 10.13 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.28	Guaranty and Suretyship Agreement dated August 16, 2002 made by Foster Wheeler LLC, Foster Wheeler Ltd., Foster Wheeler Inc., Foster Wheeler International Holdings, Inc. and Energy (NJ) QRS 15-10, Inc. (Filed as Exhibit 10.14 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.29	Lease Agreement dated August 16, 2002, by and among Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.15 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.30	Amendment to the Lease Agreement dated August 16, 2002 between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc.
10.31	Loan and Security Agreement dated August 15, 2002 by and among Foster Wheeler Funding LLC, the Lenders that are signatories thereto and Foothill Capital Corporation. (Filed as Exhibit 10.16 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.32	Performance Guaranty dated August 15, 2002, by Foster Wheeler in favor of Foothill Capital Corporation. (Filed as Exhibit 10.17 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.33	Servicing Agreement dated as of August 15, 2002, among Foster Wheeler Funding LLC, Foothill Capital Corporation, and Foster Wheeler Capital & Finance Corporation. (Filed as Exhibit 10.18 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.34	Purchase, Sale and Contribution Agreement dated August 15, 2002 among Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Energy Corporation, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc., Foster Wheeler Zack, Inc., Foster Wheeler Energy Services, Inc. and Foster Wheeler Funding LLC. (Filed as Exhibit 10.19 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.35	Amendment No. 2 dated March 24, 2003 to the Third Amended and Restated Term Loan and Revolving Credit Agreement dated as of August 2, 2002, as amended by Amendment No. 1 dated as of November 8, 2002, among Foster Wheeler LLC, the Borrowing Subsidiaries, the Guarantors, the Lenders and the Bank of America, N.A. as Administrative Agent and Collateral Agent and Banc of America Securities LLC, as Lead Arranger and Book Manager.
12.1	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Preferred Shares Dividend Requirements.
21.0	Subsidiaries of the Registrant.
23.0	Consent of Independent Accountants.
99.1	Certification of Raymond J. Milchovich.
99.2	Certification of Joseph T. Doyle.

Back to Contents

(b) Reports on Form 8-K

Report Date	Description

December 4, 2002	Foster Wheeler announced its intention to close the Dansville, New York manufacturing facility (Items 5 and 7).
March 10, 2003	Foster Wheeler announced the sale of the operating business of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, to Tetra Tech, Inc. on March 7, 2003 (Items 5, 7 and 9).

For the purposes of complying with the amendments to the rules governing Form S-8, under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant’s Statements on Form S-8: Registration No. 333-101524 (filed November 27, 2002); Registration No. 333-88912 (filed May 23, 2002); Registration Number 333-25945 (filed June 27, 2001) and Registration No. 002-91384 (filed June 27, 2001).

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the quest ion whether such indemnification by it is against public policy as expressed in the Securities Act of 1933 and will be governed by the final adjudication of such issue.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER LTD.(Registrant)

Date: March 25, 2003	BY: /s/ LISA FRIES GARDNER

Lisa Fries Gardner Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed, as of March 25, 2003, by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title

/s/ RAYMOND J. MILCHOVICH Raymond J. Milchovich (Principal Executive Officer)	Director, Chairman of the Board, President, and Chief Executive Officer

/s/ JOSEPH T. DOYLE Joseph T. Doyle (Principal Financial Officer and Principal Accounting Officer)	Senior Vice President and Chief Financial Officer

/s/ BRIAN K. FERRAIOLI Brian K. Ferraioli	Vice President and Controller

/s/ EUGENE D. ATKINSON Eugene D. Atkinson	Director

/s/ JOHN P. CLANCEY John P. Clancey	Director

/s/ DAVID J. FARRIS David J. Farris	Director

Back to Contents

Signature	Title

/s/ MARTHA CLARK GOSS Martha Clark Goss	Director

/s/ VICTOR A. HEBERT Victor A. Hebert	Director

/s/ CONSTANCE J. HORNER Constance J. Horner	Director

/s/ JOSEPH J. MELONE Joseph J. Melone	Director

/s/ JOHN E. STUART John E. Stuart	Director

/s/ JAMES D. WOODS James D. Woods	Director

Back to Contents

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ RAYMOND J. MILCHOVICH
Raymond J. Milchovich
Chairman, President and
Chief Executive Officer

Back to Contents

CERTIFICATIONS

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

JOSEPH T. DOYLE
Joseph T. Doyle
Senior Vice President and
Chief Financial Officer

Back to Contents

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Foster Wheeler Ltd.:

Our audits of the consolidated financial statements referred to in our report dated March 25, 2003 appearing in this Annual Report on Form 10-K (which report contains an explanatory paragraph regarding the Company’s ability to continue as a going concern) also included an audit of the financial statement schedules listed in Item 15 (a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 25, 2003

Back to Contents

FOSTER WHEELER LTD.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(Amounts in Thousands)

	2002
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(2)	Deductions	Balance at the End of the Year

Reserve for Insurance Claims Receivable	$18,836	$26,200		$7,159	$37,877

Allowance for Doubtful Accounts(1)	$2,988	$10,364		$(3,135)	$16,487

	2001

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(2)	Deductions	Balance at the End of the Year

Reserve for Insurance Claims Receivable	$7,192		$11,300	$(344)	$18,836

Allowance for Doubtful Accounts(1)	$3,379	$1,190		$1,581	$2,988

	2000

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(2)	Deductions	Balance at the End of the Year

Reserve for Insurance Claims Receivable	$9,943			$2,751	$7,192

Allowance for Doubtful Accounts(1)	$1,413	$3,315		$1,349	$3,379

1.
Provisions for non-payments of customer balances are normally addressed within the overall profit calculation of the contracts and are not specifically covered by allowances for doubtful accounts. As a result the amount considered to be in the receivable qualifying account (allowance for doubtful accounts) does not represent the full allowance.

2.	Primarily due to additional recoveries from insurers.

Back to Contents

FOSTER WHEELER LTD.
SHAREHOLDER INFORMATION

Stock Listing
New York Stock Exchange
Ticker Symbol: FWC

Telephone Inquiries
Call Mellon Investor Services LLC at
1-800-851-9677 between 8:00 a.m. and
7:00 p.m. Eastern Time, Monday
through Friday for help with account inquiries
and requests for assistance, including
stock transfers.

For the hearing and speech impaired,
please call 1-201-329-8354.

Foreign shareholders should call 201-329-8660.

Transfer Agent and Registrar Dividend
Disbursing Agent

For general inquiries, changes of address
and transfer instructions:

Foster Wheeler Ltd.
c/o Mellon Investor Services LLC
P. O. Box 3315
South Hackensack, NJ 07606

Requests for transactions involving
stock certificates to:

Foster Wheeler Ltd.
c/o Mellon Investor Services LLC
Securities Transfer Services
P. O. Box 3312
South Hackensack, NJ 07606-1912	Shareholder Services on the Internet
You can view shareholder information and
perform certain transactions by visiting
www.melloninvestor.com.

Company Information on the Internet
Information about Foster Wheeler Ltd.
is available on the Internet. Visit our
home Web Site: http//www.fwc.com.

Requests for Financial Information
Foster Wheeler’s Form 10-K, quarterly
reports and other financial documents
are also available on our home page on
the World Wide Web at http//www.fwc.com.

To request paper copies of reports filed
with the Securities and Exchange Commission,
write to:

Office of the Secretary
Foster Wheeler Ltd.
Perryville Corporate Park
Clinton, NJ 08809-4000

Annual Shareholders Meeting
April 29, 2003 – 9:30 a.m.

Foster Wheeler Ltd.
Perryville Corporate Park
Clinton, NJ 08809-4000