Form 10-Q
period 2003-03-28
FOSTER WHEELER LTD
filed 2003-05-12
CIK 1130385

Click here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 28, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 001-31305

FOSTER WHEELER LTD.
(Exact name of registrant as specified in its charter)

Bermuda	22-3802649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Perryville Corporate Park, Clinton, NJ	08809-4000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 730-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes      No

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,771,560 shares of the Company’s common stock ($1.00 par value) were outstanding as of March 28, 2003.

FOSTER WHEELER LTD.

Back to Index

PART I   FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In Thousands of Dollars)
(Unaudited)

	March 28, 2003	December 27, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$384,106	$344,305
Short-term investments	274	271
Accounts and notes receivable, net	586,486	684,672
Contracts in process and inventories	224,943	289,933
Prepaid, deferred and refundable income taxes	37,517	41,155
Prepaid expenses	39,707	36,071

Total current assets	1,273,033	1,396,407

Land, buildings and equipment	748,923	769,680
Less accumulated depreciation	351,904	361,861

Net book value	397,019	407,819

Restricted cash	88,490	84,793
Notes and accounts receivable – long-term	21,926	21,944
Investment and advances	93,153	88,523
Goodwill, net	50,399	50,214
Other intangible assets, net	72,280	72,668
Prepaid pension cost and related benefit assets	26,567	26,567
Asbestos-related insurance recovery receivable	526,372	534,045
Other assets	161,267	156,279
Deferred income taxes	68,336	69,578

TOTAL ASSETS	$2,778,842	$2,908,837

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current installments on long-term debt	$31,856	$31,562
Bank loans	14,444	14,474
Accounts payable and accrued expenses	605,663	635,089
Estimated costs to complete long-term contracts	646,000	707,323
Advance payments by customers	90,536	87,658
Income taxes	63,784	64,517

Total current liabilities	1,452,283	1,540,623

Corporate and other debt less current installment	331,068	341,702
Special-purpose project debt less current installments	178,346	181,613
Capital lease obligations	58,864	58,237
Deferred income taxes	7,823	8,333
Pension, postretirement and other employee benefits	447,512	437,820
Asbestos-related liability	505,721	519,790
Other long-term liabilities and minority interest	106,391	109,373
Subordinated Robbins exit funding obligations less current installment	107,285	107,285
Convertible subordinated notes	210,000	210,000
Mandatory redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures	175,000	175,000
Commitments and contingencies	—	—

TOTAL LIABILITIES	3,580,293	3,689,776

SHAREHOLDERS’ DEFICIT:
Common Stock	40,772	40,772
Paid-in capital	201,841	201,718
Retained earnings (deficit)	(673,811)	(653,991)
Accumulated other comprehensive loss	(370,253)	(369,438)

TOTAL SHAREHOLDERS’ DEFICIT	(801,451)	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,778,842	$2,908,837

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended

	March 28, 2003	March 29, 2002

		(Restated, See Note 1)
Revenues:
Operating revenues	$784,092	$795,409
Other income	26,776	10,620

Total revenues and other income	810,868	806,029

Costs and expenses:
Cost of operating revenues	727,129	711,932
Selling, general and administrative expenses	51,740	54,258
Other deductions/minority interest	22,567	38,649
Interest expense	17,422	16,904
Dividends on preferred security of subsidiary trust	4,372	4,012

Total costs and expenses	823,230	825,755

Loss before income taxes	(12,362)	(19,726)
Provision for income taxes	7,458	5,884

Net loss prior to cumulative effect of a change in accounting principle	(19,820)	(25,610)
Cumulative effect on prior years (to December 29, 2001) of a change in accounting principle for goodwill, net of $0 tax	—	(150,500)

Net loss	(19,820)	(176,110)
Other comprehensive loss:
Foreign currency translation adjustment	(815)	(9,277)
Change in unrealized losses on derivative instruments, net of tax	—	(3,378)

Comprehensive loss	$(20,635)	$(188,765)

Back to Index

	Three Months Ended

	March 28, 2003	March 29, 2002

Loss per share:
Basic:
Net loss prior to cumulative effect of a change in accounting principle	$(0.48)	$(0.63)
Cumulative effect on prior years (to December 29, 2001) of a change in accounting principle	—	(3.67)

Net loss	$(0.48)	$(4.30)

Diluted:
Net loss prior to cumulative effect of a change in accounting principle	$(0.48)	$(0.63)
Cumulative effect on prior years (to December 29, 2001) of a change in accounting principle	—	(3.67)

Net loss	$(0.48)	$(4.30)

Shares outstanding (in thousands):
Basic: weighted average number of shares Outstanding	41,035	40,920
Diluted: effect of share options	—	—

Total diluted	41,035	40,920

Cash dividends paid per common share	$—	$—

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	Three Months Ended

	March 28, 2003	March 29, 2002

		(Restated) (See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(19,820)	$(176,110)
Adjustments to reconcile net earnings to cash flows from operating activities:
Cumulative effect of a change in accounting principle	—	150,500
Gain on sale of assets	(15,949)	—
Depreciation and amortization	9,809	11,514
Deferred tax	(306)	1,973
Equity loss/(earnings), net of dividends	(3,506)	6,076
Other non-cash charges	(10,865)	(246)
Changes in assets and liabilities:
Receivables	64,463	34,779
Contracts in process and inventories	20,834	67,873
Deferred dividends on Preferred Trust Securities	4,372	4,012
Accounts payable and accrued expenses	(12,388)	(17,952)
Estimated costs to complete long-term contracts	(60,446)	28,350
Advance payments by customers	990	39,257
Income taxes	3,692	(5,432)
Other assets and liabilities	2,150	1,398

NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES	(16,970)	145,992

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(3,697)	—
Capital expenditures	(3,613)	(4,565)
Proceeds from sale of assets	72,918	157
Decrease/(increase) in investments and advances	3,718	(368)
Increase in short-term investments	(2)	—

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	69,324	(4,776)

CASH FLOWS FROM FINANCING ACTIVITIES
Partnership distributions to minority shareholders	(2,879)	(2,061)
Decrease in short-term debt	(503)	(12,278)
Proceeds from long-term debt	18	81,321
Repayment of long-term debt	(13,603)	(3,037)

NET CASH (USED)/PROVIDED BY FINANCING ACTIVITIES	(16,967)	63,945

Effect of exchange rate changes on cash and cash equivalents	4,414	(6,003)

INCREASE IN CASH AND CASH EQUIVALENTS	39,801	199,158
Cash and cash equivalents at beginning of year	344,305	224,020

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$384,106	$423,178

Cash paid during period:
Interest (net of amount capitalized)	$6,566	$4,479
Income taxes	$2,053	$3,298

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars, Except per Share Amounts)
(Unaudited)

1.
The condensed consolidated balance sheet as of March 28, 2003 and the related condensed consolidated statements of earnings and comprehensive income and cash flows for the three-month periods ended March 28, 2003 and March 29, 2002 as restated, are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in Foster Wheeler Ltd.’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002 (“2002 Form 10-K”) filed with the Securities and Exchange Commission on March 25, 2003. The condensed consolidated balance sheet as of December 27, 2002 has been derived from the audited consolidated balance sheet included in the 2002 Form 10-K. A summary of Foster Wheeler Ltd.’s significant accounting policies is presented below.  There has been no material change in the accounting policies followed by Foster Wheeler Ltd. (hereinafter referred to as “Foster Wheeler” or the “Company”) during the first quarter of 2003.

Restatement — In the fourth quarter of 2002, management determined that the liabilities and results of operations associated with one of its postretirement medical benefit plans was not accounted for in accordance with Statement of Financial Accounting Standards 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (“SFAS 106”).  The condensed consolidated statement of earnings and comprehensive income and the condensed consolidated statement of cash flows for the three-month period ended March 29, 2002 have been restated to account for such benefit plan in accordance with SFAS 106.  See Note 15.

In addition, the 2002 financial statements have been revised to reflect the cumulative effect of the change in accounting principle for goodwill in accordance with the provisions of SFAS 142, “Goodwill and Other Intangibles.”  As permitted by SFAS 142, the Company completed its step two assessment of goodwill impairment on one of its reporting units in the fourth quarter of 2002, resulting in an impairment charge of $77,000.  The March 29, 2002 financial statements have been revised in accordance with SFAS 142 to record this charge effective as of the beginning of the year (December 29, 2001), as required.

Principles of Consolidation — The consolidated financial statements include the accounts of Foster Wheeler and all significant domestic and foreign subsidiary companies. All significant intercompany transactions and balances have been eliminated.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee and retiree benefit plans, taxes, asbestos litigation and expected recoveries and contingencies, among others. The Company established a provision for the balance of outstanding commercial claims as of December 27, 2002. The Company revised its estimates of claim revenues to reflect recent adverse recovery experience, management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. As a result, as of both March 28, 2003 and December 27, 2002 the Company has recorded commercial claims of $0. At March 28, 2003 and December 27, 2002, the Company anticipates collection of approximately $7,000 and $9,000, respectively, in requests for

Back to Index

equitable adjustments.  These amounts relate primarily to a claim against a U.S. Government agency for a project currently being executed. If this claim were to be unsuccessful, the costs would be charged to cost of operating revenues.

Revenue Recognition on Long-term Contracts — Revenues and profits in long-term fixed price contracts are recorded under the percentage of completion method. Progress towards completion is measured using physical completion for all contracts with a value in excess of $5,000.  Progress toward completion for fixed priced contracts with a value under $5,000 is measured using the cost-to-cost method.

Revenues and profits on cost reimbursable contracts are recorded as the costs are incurred. The Company includes flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when the Company is responsible for the engineering specifications and procurement for such costs.

Contracts in progress are stated at cost increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances are presented as “estimated costs to complete long-term contracts.”

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

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings.

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

Cash and Cash Equivalents —  Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of approximately $259,300 are maintained by foreign subsidiaries as of March 28, 2003. These

Back to Index

subsidiaries require a substantial portion of these funds to support their liquidity and working capital needs. Accordingly, these funds may not be readily available for repatriation to U.S. entities.

Restricted Cash — Restricted cash consists of approximately $16,000 that the Company was required to deposit into escrow in connection with the Todak litigation discussed in Note 5; approximately $4,000 held by special purpose entities and restricted for debt service payments; approximately $63,000 that was required to collateralize letters of credit and bank guarantees, and approximately $5,500 of client escrow funds.  Domestic restricted cash totals approximately $21,000 and relates primarily to the $16,000 of escrow funds connected with litigation, the $4,000 held by special purpose entities and $1,000 of other restricted funds.  The balance of $67,500, predominately related to the letters of credit and bank guarantees, is foreign restricted cash.

Short-term Investments — Short-term investments consist primarily of bonds of foreign governments and are classified as available for sale under SFAS Statement 115 “Accounting for Certain Investments in Debt and Equity Securities.”  Realized gains and losses from sales are based on the specific identification method.

Trade Accounts Receivable — In accordance with terms of long-term contracts, certain percentages of billings are withheld by customers until completion and acceptance of the contracts.  Final payments of all such amounts withheld might not be received within a one-year period.  In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets.

Accounts and Notes Receivable Other — Non-trade accounts and notes receivable consist primarily of foreign value added tax receivable.

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

In July 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.”  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The adoption of this new statement was not material to the Company.

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

Back to Index

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

The Company enters into foreign exchange contracts in its management of foreign currency exposures related to commercial contracts. Changes in the fair value of derivative contracts that qualify as designated cash flow hedges are deferred until the hedged forecasted transaction affects earnings. Amounts receivable or payable (gains or losses) under foreign exchange hedges are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” At March 28, 2003, the Company did not meet the requirements for deferral under SFAS 133 and recorded in the quarter ended March 28, 2003 a loss on derivative instruments of approximately $1,153.

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

Effective December 29, 2001, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which supersedes APB Opinion 17, “Intangible Assets.” The statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company tests for impairment at the reporting unit level as defined in SFAS 142. This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. Impairment losses have been measured as of December 29, 2001 and recognized as the cumulative effect of a change in accounting principle in 2002. SFAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As of March 28, 2003 and December 27, 2002, the Company had unamortized goodwill of $50,399 and $50,214, respectively. Goodwill at March 28, 2003 related to the Finnish operations of the Energy Group.  The increase in goodwill is due to foreign currency translation adjustments of $185. In accordance with SFAS 142, the Company is no longer amortizing goodwill. The Company recognized $150,500 of impairment losses in 2002 related to the goodwill as a cumulative effect of a change in accounting principle. Of this total, $24,800 was associated with the Camden waste-to-energy facility and $77,000 was associated with the North American Power unit included in the operations of the Energy Group. The fair value of the facility and the

Back to Index

operating unit were estimated using the expected present value of future cash flows. The remaining $48,700 related to Foster Wheeler Environmental Corporation in the E&C Group. An impairment of the goodwill on this subsidiary was determined based upon indications of its market value from potential buyers.

The following table details amounts relating to identifiable intangible assets.

	As of March 28, 2003		As of December 27, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$35,900	$12,427	$35,695	$11,973
Trademarks	60,696	11,889	60,378	11,432

Total	$96,596	$24,316	$96,073	$23,405

Amortization expense related to patents and trademarks for the three-month period ended March 28, 2003 was $911.  Amortization expense is expected to approximate $3,500 each year in the next five years.

Earnings per Share — Basic per share data has been computed based on the weighted average number of shares of common stock outstanding.  Options to purchase 8,623,432 and 4,877,038 shares of common stock were not included in the computation of diluted earnings per share for the quarterly periods ended March 28, 2003 and March 29, 2002 as restated, respectively, because the options’ exercise price was greater than the average market price.  The 13,085,751 shares related to the convertible subordinated notes were not included in the computation of diluted earnings per share for the quarterly periods ended March 28, 2003 or March 29, 2002 as restated, due to their antidilutive effect.

The Company has options plans which reserve shares of common stock for issuance to executives, key employees, and directors.  The Company has adopted the disclosure only provisions of SFAS 123, “Accounting for Stock-Based Compensation.”  Accordingly, no compensation cost has been recognized for the stock option plans.  No options were issued during the three months ended March 28, 2003 or March 29, 2002.  Therefore, there would be no difference between net income and earnings per share on a pro forma basis and net income and earnings per share as reported.

Reclassifications — Certain prior period amounts have been reclassified to conform to current financial statement presentation.

Recent Accounting Developments — In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds previous statements regarding the extinguishment of debt and amends SFAS 13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale/leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale/leaseback transactions. The provisions of SFAS 145 related to the extinguishment of debt are to be applied to fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002. The adoption of this statement did not have a material impact on the Company.

In June 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 requires liabilities associated with an exit or disposal activity to be recognized at fair value when the liability is incurred. This contrasts with existing accounting requirements, under which liabilities for exit or disposal activities are recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, although early adoption is permitted. The Company implemented SFAS 146 in the fourth quarter of 2002. In connection with the Company’s exit

Back to Index

from the Dansville, NY manufacturing facility, the Company recognized $5,300 as a charge to earnings in 2002 in accordance with this standard.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosures, in both interim and annual financial statements, about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The provisions of this standard relating to the fair value measurements do not affect the Company as it accounts for stock-based employee compensation under the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” as permitted under SFAS 123. The Company has implemented the disclosure requirements of this standard.

In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded.

This interpretation does not apply to certain guarantee contracts and the provisions related to recognizing a liability at inception for the fair value of the guarantor’s obligation do not apply to the following:

a. Product warranties;

b. Guarantees that are accounted for as derivatives;

c. Guarantees that represent contingent consideration in a business combination;

d. Guarantees for which the guarantor’s obligations would be reported as an equity item (rather than a liability);

e.  An original lessee’s guarantee of lease payments when that lessee remains secondarily liable in conjunction with being relieved from being the primary obligor (that is, the principal debtor) under a lease restructuring;

f. Guarantees issued between either parents and their subsidiaries or corporations under common control; and

g. A parent’s guarantee of a subsidiary’s debt to a third party, and a subsidiary’s guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent.

However, the guarantees described in a.–g. above are subject to the disclosure requirements.

The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company in its 2002 Form 10-K implemented the disclosure requirements of this interpretation.  The Company implemented the recognition and measurement provisions of the interpretation in the first quarter of 2003.

Back to Index

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends SFAS 133 for decisions made: (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133; (2) in connection with the other FASB projects dealing with financial instruments; and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative.  The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently assessing the impact of the adoption of this standard.

2.
The accompanying condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as the Company maintaining credit facilities and bonding capacity adequate to conduct its business. The Company has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and has a shareholder deficit of $801,451 at March 28, 2003. The Company has substantial debt obligations, and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, the Company received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. While management believes its operating plans, if met, are sufficient to assure compliance with the terms of its new debt agreements, as amended, there is no assurance that the Company will do so during 2003. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are described below.

In August 2002, the Company finalized a Senior Credit Facility with its lender group. This facility, including a $71,000 term loan, a $69,000 revolving credit facility, and a $149,000 letter of credit facility, expires on April 30, 2005. This facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and 66% of the stock of the first-tier foreign subsidiaries. The facility has no scheduled repayments prior to maturity on April 30, 2005. The facility requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retains the first $77,000 of such amounts and also retains a 50% share of the balance. The financial covenants in the facility commenced at the end of the first quarter 2003 and include a senior leverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) level as described in the agreement, as amended. With the sale of the Company’s interest in a corporate office building on March 31, 2003 (see Note 16), the $77,000 threshold discussed above has been exceeded.  Accordingly, a principal prepayment of $1,445 was made on the revolving credit facility in the second quarter of 2003.

Amendment No.  1 to the Credit Agreement, entered into on November 8, 2002, provides covenant relief of up to $180,000 of gross pre-tax charges recorded by the Company in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pre-tax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. Through the first quarter of 2003, $11,000 of the contingency risks were favorably resolved, and additional project reserves were established for $24,000 leaving a contingency balance of $28,000.

Amendment No. 2 to the Credit Agreement, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, the Company made a prepayment of principal on the term loan in the aggregate amount of $10,000.

The Company’s 6.75% Notes have a security interest in the stock and debt of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets as defined in the Indenture, in each case to the extent such stock, debt and facilities

Back to Index

secure obligations under the Senior Credit Facility.  As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $187,300 at March 28, 2003) have a senior position to the 6.75% Notes in these assets while the security interest of the 6.75% Notes is equal and ratable with another $69,000 of debt under the Senior Credit Facility.

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

During the third quarter of 2002, the Company also completed a receivables financing arrangement of up to $40,000. The funding available to the Company is dependent on the amount and characteristics of the domestic receivables. This financing arrangement expires in August 2005 and is subject to covenant compliance. Certain of the financial covenants commence at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level.  Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding. Although the Company has not received a notice of termination, the Company has been informed by the lender that it believes that Foster Wheeler Funding LLC, the wholly-owned special purpose subsidiary operating the facility, is out of compliance with certain maintenance covenants regarding the nature and amount of domestic receivables.  The Company is currently in discussions with the lender to bring the Company into compliance.  Until the receivables financing documents are amended to reflect these adjustments, the Company has no availability under this facility.  As of March 28, 2003, the Company had no borrowings outstanding under this facility.  See Note 3 for further information regarding the facility.

The Company initiated a comprehensive plan to enhance cash generation and to improve profitability during 2002.  Management forecasts that the cash on hand, together with cash from operations, asset sales, collection of receivables and claims recoveries will be sufficient to fund the Company’s working capital needs through the first quarter of 2004.  It is possible that asset sales may result in amounts realized which differ materially from the balances recorded in the financial statements.  There can be no assurance that the Company will meet its forecast.  Failure by the Company to achieve its forecast could have a material adverse effect on the Company’s financial condition.

Foster Wheeler received a formal notice, dated March 18, 2003, from the New York Stock Exchange (“NYSE”) indicating that it was below the continued listing criteria of a total market capitalization of not less than $50,000 over a 30-day trading period and shareholders’ equity of not less than $50,000.  The Company has held discussions with the NYSE and has submitted a business plan on May 5, 2003 that will demonstrate compliance with the continued listing standard within 18 months of notice from the NYSE. The NYSE is currently reviewing the plan and the Company expects a decision on the NYSE acceptance of the Company’s plan within the next 45 days.  The Company’s business plan, if accepted, will be reviewed by the NYSE for ongoing compliance with its goals and objectives. Throughout the review process, Foster Wheeler’s common stock will continue to be listed on the NYSE, subject to reassessment.

3.
In the third quarter of 2002, the Company entered into a receivables financing facility that matures on August 15, 2005 and is secured by a portion of the Company’s domestic trade receivables.  The facility operates through the use of a wholly owned, special purpose subsidiary, Foster Wheeler Funding LLC (“FW Funding”) as described below.  FW Funding is included in the condensed consolidated financial statements of the Company.

FW Funding entered into a Purchase, Sale and Contribution Agreement (“PSCA”) on August 15, 2002 with six of the Company’s wholly owned domestic subsidiaries. Pursuant to the PSCA, FW

Back to Index

Funding is obligated to purchase eligible trade receivables, as defined in the PSCA, from these companies and these companies are obligated to contribute as capital their ineligible trade accounts receivable as defined in the PSCA.  On August 15, 2002, FW Funding also entered into a Loan and Security Agreement with Foothill Capital Corporation and Ableco Finance Corporation LLC.  Under this agreement, FW Funding has the ability to borrow up to a maximum of $40,000 using eligible trade accounts receivable as security.  FW Funding pays 10% interest on all outstanding borrowings.  In addition, FW Funding pays a monthly unused line fee equal to .5% per annum of the maximum available amount less the average daily amount of borrowings during the preceding month.  The facility is subject to covenant compliance.  The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level.  Noncompliance with the financial covenants allows the receivable purchaser to terminate the arrangement and accelerate any amounts then outstanding.  Although the Company has not received a notice of termination, the Company has been informed by the lender that it believes that Foster Wheeler Funding LLC, the wholly-owned special purpose subsidiary operating the facility, is out of compliance with certain maintenance covenants regarding the nature and amount of domestic receivables.  The Company is currently in discussions with the lender to bring the Company into compliance.  Until the receivables financing documents are amended to reflect these adjustments, the Company has no availability under this facility.

No borrowings were outstanding under this facility as of March 28, 2003 or December 27, 2002.  As of March 28, 2003, FW Funding held $202,974 of trade accounts receivable, which are included in the condensed consolidated balance sheet.

4.	At March 28, 2003, a total of 8,927,501 shares of common stock were reserved for issuance under various stock option plans; of this total, 554,069 were not under option.

5.
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

Some of the Company’s subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Company’s subsidiaries during the 1970s and prior. As of March 28, 2003, there were approximately 151,100 claims pending.  During the first quarter of 2003, approximately 15,600 new claims have been filed and approximately 4,300 were either settled or dismissed without payment. The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage, was $13,800 in the first quarter of 2003.  As of March 29, 2002, there were approximately 111,500 claims pending.  During the first quarter of 2002, approximately 10,000 new claims were filed and approximately 9,200 were either settled or dismissed without payment. The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage, was $19,200 in the first quarter of 2002.

The Company’s subsidiaries continue to actively manage claims and to negotiate with certain insurance carriers concerning the limits of coverage provided during different time periods. An agreement which one of the Company’s subsidiaries has had with a number of insurers to allow for efficient and thorough handling of claims was terminated by one of the participant insurers with respect to claims filed after June 12, 2001.  As a result in the first quarter of 2001, lawsuits commenced among the Company’s subsidiaries and certain of the insurers to determine the respective rights and responsibilities under the policies going forward.  The Company’s

Back to Index

subsidiaries are currently in negotiations with the insurers, and the Company believes that they will enter into a similar replacement arrangement to govern the management of, and allocation of payments on, asbestos related claims filed after June 12, 2001. The Company anticipates that the existing insurance policies are adequate whether or not its subsidiaries can agree on a new arrangement with insurers.  Although the expiration of the previous arrangement may delay the ability of the Company’s subsidiaries to get reimbursed on a timely basis by the insurers for claims filed after June 12, 2001, insurance policies will continue to cover asbestos related claims brought against the Company’s subsidiaries after June 12, 2001 and it is anticipated that the Company’s subsidiaries can continue to manage the resolution of such claims without a material adverse impact on the Company’s financial condition.

As of March 28, 2003, the Company had recorded a liability related to probable losses on asbestos-related insurance claims of approximately $540,700, of which approximately $35,000 is considered short-term.  The Company had recorded an asset of approximately $561,400 relating to probable insurance recoveries of which the Company has funded approximately $65,500 as of March 28, 2003.  In addition to the $526,400 shown separately in the balance sheet, approximately $35,000 is recorded in accounts and notes receivables.The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending proceedings with certain insurers, as well as recoveries under a funding arrangement with other insurers, which has been in place since 1993. The total liability recorded is comprised of an estimated liability relating to open (outstanding) claims of approximately $393,600 and an estimated liability relating to future unasserted claims of approximately $147,100.  These estimates are based upon the following information and/or assumptions:  number of open claims; forecasted number of future claims; estimated average cost per claim by disease type; and the breakdown of known and future claims into disease type.  The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses.  The defense costs and indemnity payments are expected to be incurred over the next 15 years during which period new claims are expected to decline from year to year.  The Company believes that there will be a substantial reduction in the number of new claims filed after 2018 although there are no assurances this will be correct.  Nonetheless, the Company plans to periodically update its forecasts of estimated future costs and insurance recoveries to take into consideration its future experience and other considerations such as legislation. Historically, the Company’s defense costs have represented approximately 24% of total costs.  Through March 28, 2003, total indemnity costs paid were approximately $306,700 and total defense costs paid were approximately $96,800.

The Company’s management, after consultation with counsel, has considered the litigation with the insurers described above, and the financial viability and legal obligations of the insurance carriers and believes that except for those insurers that have become or may become insolvent, the insurers or their guarantors should continue to adequately fund claims and defense costs relating to asbestos litigation. It should be noted that the estimate of the assets and liabilities related to asbestos claims and recovery is subject to a number of uncertainties that may result in significant changes in the current estimates.  Among these are uncertainty as to the ultimate number of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies currently involved in litigation, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes.

The Company’s subsidiaries have been effective in managing the asbestos litigation in part because (1) the Company’s subsidiaries have access to historical project documents and other business records going back more than 50 years, allowing them to defend themselves by determining if they were present at the location that is the cause of the alleged asbestos claim and, if so the timing and extent of their presence, (2) the Company’s subsidiaries maintain good records on insurance policies and have identified policies issued since 1952, and (3) the Company’s subsidiaries have consistently  and vigorously defended these claims which has resulted in dismissal of  claims that are without merit or settlement of claims at amounts that are considered reasonable.

Back to Index

A subsidiary of the Company in the United Kingdom has also received a limited number of claims alleging personal injury arising from exposure to asbestos. None of these claims have resulted in material costs to the Company.

A San Francisco, California jury returned a verdict on March 26, 2002 finding Foster Wheeler liable for $10,600 in the case of Todak vs. Foster Wheeler Corporation. The case was brought against Foster Wheeler, the U.S. Navy and several other companies by a 59-year-old man suffering from mesothelioma which allegedly resulted from exposure to asbestos. The case has been amicably resolved by the parties and the appeal of the verdict has been dismissed. The terms of the settlement are confidential. The Company’s financial obligation is covered by insurance.

On April 3, 2002 the United States District Court for the Northern District of Texas entered an amended final judgment in the matter of Koch Engineering Company et al vs. Glitsch, Inc. et al.  Glitsch, Inc. (now known as Tray, Inc.) is an indirect subsidiary of the Company.  This lawsuit claimed damages for patent infringement and trade secret misappropriations and has been pending for over 18 years.  As previously reported by the Company, a judgment was entered in this case on November 29, 1999 awarding plaintiffs compensatory and punitive damages plus prejudgment interest in an amount yet to be calculated.  This amended final judgment in the amount of $54,283 includes such interest for the period beginning in 1983 when the lawsuit was filed through entry of judgment.  Post-judgment interest will accrue at a rate of 5.471% per annum from November 29, 1999.  The management of Tray, Inc. believes that the Court’s decision contains numerous factual and legal errors subject to reversal on appeal.  Tray, Inc. has filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit.  On April 7, 2003, Tray, Inc. filed for bankruptcy.  Management assessed the liability associated with this legal proceeding and had previously recorded a provision in the financial statements for the potential liability.

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

The Company’s project subsidiary, Camden County Energy Recovery Associates, LP (“CCERA”), has filed suit against the involved parties, including the State of New Jersey, seeking among other things to void the applicable contracts and agreements governing the Project (Camden County Energy Recovery Assoc. vs. N.J. Department of Environmental Protection, et al., Superior Court of New Jersey, Mercer County, L-268-98). Since 1999, the State of New Jersey has provided subsidies sufficient to ensure the payment of each of the Project’s debt service payments as it became due. In January 2002, the State of New Jersey enacted legislation providing a mechanism for state-supported refinancing of bond debt on solid waste facilities located within the state. The legislation expired on December 31, 2002, without any refinancing having been accomplished. Press reports indicate that it is unlikely that any state-supported refinancing will occur in the near future, but those same reports include statements by state officials that the State will continue to ensure that debt service payments are made when due.

The bonds outstanding on the Camden Project are public debt, not debt of either the Company or CCERA, and the bonds are not guaranteed by the Company. If the State were to fail to subsidize

Back to Index

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

Under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state laws, the current owner or operator of real property and the past owners or operators of real property (if disposal took place during such past ownership or operation) may be jointly and severally liable for the costs of removal or remediation of toxic or hazardous substances on or under their property, regardless of whether such materials were released in violation of law or whether the owner or operator knew of, or was responsible for, the presence of such substances. Moreover, under CERCLA and similar state laws, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be jointly and severally liable for the costs of the removal or remediation of such substances at a disposal or treatment site, whether or not such site was owned or operated by such person (“off-site facility”). Liability at such off-site facilities is typically allocated among all of the viable responsible parties based on such factors as the relative amount of waste contributed to a site, toxicity of such waste, relationship of the waste contributed by a party to the remedy chosen for the site, and other factors.

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

The Company had been notified that it was a potentially responsible party (“PRP”) under CERCLA or similar state laws at three off-site facilities, excluding sites as to which the Company has resolved its liability.  At each of these sites, the Company’s liability should be substantially less than the total site remediation costs because the percentage of waste attributable to the Company compared to that attributable to all other PRPs is low.  The Company does not believe that its share of cleanup obligations at any of the off-site facilities as to which it has received a notice of potential liability will exceed $500 in the aggregate.

The Company’s project claims have increased as a result of the increase in lump-sum contracts. Project claims brought by the Company against project owners for additional costs over the contract price or amounts not included in the original contract price, typically arising from changes in the initial scope of work or from owner-caused delays.  These claims are often subject to lengthy arbitration or litigation proceedings.  The costs associated with these changes or owner-caused delays include additional direct costs, such as increased labor and material costs associated with the performance of the additional works, as well as indirect costs that may arise due to delays in the completion of the project, such as increased labor costs resulting from changes in labor markets.  The Company has used significant additional working capital in projects with costs

Back to Index

overruns pending the resolution of the relevant project claims. The Company cannot assure that project claims will not continue to increase.

In the ordinary course of business, the Company enters into contracts providing for assessment of damages for nonperformance or delays in completion.  Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment or plant construction.  Based on the Company’s knowledge of the facts and circumstances relating to the liabilities, if any, and to the insurance coverage, the management believes that the disposition of those suits will not result in charges against assets or earnings materially in excess of amounts previously provided in the accounts.

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

Back to Index

6.	Changes in equity for the three months ended March 28, 2003 were as follows:

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount

Balance December 27, 2002	40,771,560	$40,772	$201,718	$(653,991)	$(369,438)	$(780,939)
Net loss				(19,820)		(19,820)
Shares issued under incentive and other plans			123			123
Foreign currency translation adjustment					(815)	(815)

Balance March 28, 2003	40,771,560	$40,772	$201,841	$(673,811)	$(370,253)	$(801,451)

Back to Index

7.	Major Business Groups

	Three Months Ended
	March 28, 2003	March 29, 2002

		(Restated)
Engineering & Construction (E&C)(1)
Revenues	$482,805	$421,135
Gross earnings from operations*	13,626	40,263
Interest expense (income)	(630)	(318)
Earnings before income taxes and cumulative effect of a change in accounting principle for goodwill	9,805	20,502
Energy Group
Revenues	$326,427	$387,420
Gross earnings from operations*	43,789	43,266
Interest expense	4,868	7,381
Earnings/loss before income taxes and cumulative effect of a change in accounting principle for goodwill	19,794	(1,774)
Corporate and Financial Services (C&F) (2)
Revenues	$1,636	$(2,526)
Gross loss from operations*	(452)	(52)
Interest expense (3)	17,556	13,853
Loss before income taxes and cumulative effect of a change in accounting principle for goodwill	(41,961)	(38,454)
Total
Revenues	$810,868	$806,029
Gross earnings from operations*	56,963	83,477
Interest expense (3)	21,794	20,916
Loss before income taxes and accounting change	(12,362)	(19,726)
Provision for income taxes	7,458	5,884
Net loss prior to cumulative effect of a change in accounting principle	(19,820)	(25,610)
Cumulative effect on prior years of a change in accounting principle for goodwill (4)	—	(150,500)

Net loss	$(19,820)	$(176,110)

(*)	Gross earnings are equal to operating revenues minus the cost of operating revenues.
(1)	Refer to Note 14 regarding the sale of certain assets of the E&C Group in March 2003.
(2)	Includes intersegment eliminations.
(3)	Includes accrued dividends on Preferred Trust Securities.
(4)	Includes a provision for goodwill impairment of $48,700 for E&C and $101,800 for the Energy Group.

Back to Index

Operating revenues by industry segment for the three-month periods ending March 28, 2003 and March 29, 2002 were as follows:

	Three Months Ended

	March 28, 2003	March 29,2002

Power	$371,680	$380,732
Oil and gas/refinery	203,234	158,087
Pharmaceutical	60,064	75,345
Chemical	56,154	38,636
Environmental	77,881	84,768
Power production	28,314	33,897
Eliminations and other	(13,235)	23,944

Total Operating Revenues	$784,092	$795,409

8.	Consolidating Financial Information – 6.75% Notes

The following represents summarized condensed consolidating financial information as of March 28, 2003 and December 27, 2002 with respect to the financial position, and for the three months ended March 28, 2003 and March 29, 2002, as restated, for results of operations and for cash flows of the Company and its 100% owned and majority-owned subsidiaries.  As a result of the reorganization on May 25, 2001, Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the Company’s 6.75% notes due November 15, 2005 (the “Notes”).  The following wholly owned companies issued guarantees in favor of the holders of the Notes: Equipment Consultants, Inc., Foreign Holdings Ltd., Foster Wheeler Asia Limited, Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Enviresponse, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler Ltd., Foster Wheeler Power Group, Inc., Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Mortshal, Inc., FW Technologies Holdings LLC, HFM International, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc., and Perryville III Trust. Each of the guarantees is full and unconditional and joint and several. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly owned subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Company.

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
March 28, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets	$—	$196,581	$366,005	$1,388,442	$(677,995)	$1,273,033
Investment in subsidiaries & others	(798,699)	(865,531)	536,528	93,615	1,127,240	93,153
Land, buildings & equipment (net)	—	—	95,056	301,963	—	397,019
Notes and accounts receivable – long-term	210,000	595,656	289,155	658,899	(1,731,784)	21,926
Intangible assets (net)	—	—	260,037	447,077	(584,435)	122,679
Other non-current assets	—	20,446	634,259	216,327	—	871,032

TOTAL ASSETS	$(588,699)	$(52,848)	$2,181,040	$3,106,323	$(1,866,974)	$2,778,842

Liabilities & Shareholders’ Equity
Current liabilities	$2,752	$33,603	$1,138,205	$955,718	$(677,995)	$1,452,283
Long-term debt	—	715,000	519,299	1,065,763	(1,731,784)	568,278
Other non-current liabilities	—	—	1,217,702	278,218	(428,473)	1,067,447
Subordinated Robbins obligations	—	—	107,285	—	—	107,285
Convertible debt	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	212,752	748,603	2,982,491	2,474,699	(2,838,252)	3,580,293
TOTAL SHAREHOLDERS’ EQUITY	(801,451)	(801,451)	(801,451)	631,624	971,278	(801,451)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$(588,699)	$(52,848)	$2,181,040	$3,106,323	$(1,866,974)	$2,778,842

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 27, 2002
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets	$—	$195,886	$432,832	$1,390,432	$(622,743)	$1,396,407
Investment in subsidiaries & others	(778,213)	(845,388)	530,566	86,614	1,094,944	88,523
Land, buildings &equipment (net)	—	—	103,489	304,330	—	407,819
Notes and accounts receivable – long-term	210,000	595,656	289,106	658,167	(1,730,985)	21,944
Intangible assets (net)	—	—	260,708	447,967	(585,793)	122,882
Other non-current assets	—	20,749	641,375	209,140	(2)	871,262

TOTAL ASSETS	$(568,213)	$(33,097)	$2,258,076	$3,096,650	$(1,844,579)	$2,908,837

Liabilities & Shareholders’ Equity
Current liabilities	$2,726	$22,842	$1,152,335	$985,462	$(622,742)	$1,540,623
Long-term debt	—	725,000	518,395	1,069,142	(1,730,985)	581,552
Other non-current liabilities	—	—	1,261,000	244,150	(429,834)	1,075,316
Subordinated Robbins obligations	—	—	107,285	—	—	107,285
Convertible debt	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	212,726	747,842	3,039,015	2,473,754	(2,783,561)	3,689,776
TOTAL SHAREHOLDERS’ EQUITY	(780,939)	(780,939)	(780,939)	622,896	938,982	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$(568,213)	$(33,097)	$2,258,076	$3,096,650	$(1,844,579)	$2,908,837

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Three Months Ended March 28, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$263,681	$544,482	$(24,071)	$784,092
Other income	3,413	13,696	23,617	22,968	(36,918)	26,776

Revenues	3,413	13,696	287,298	567,450	(60,989)	810,868
Cost of operating revenues	—	—	257,551	493,649	(24,071)	727,129
Selling, general and administrative expenses	—	—	25,090	26,650	—	51,740
Other deductions and minority interest (*)	3,440	14,188	31,691	32,307	(37,265)	44,361
Equity in net (loss)/gain of subsidiaries	(19,793)	(19,296)	8,997	—	30,092	—

(Loss)/earnings before income taxes	(19,820)	(19,788)	(18,037)	14,844	30,439	(12,362)
Provision for income taxes	—	—	1,757	5,347	354	7,458

Net loss	(19,820)	(19,788)	(19,794)	9,497	30,085	(19,820)
Other comprehensive loss:
Foreign currency translation adjustment	(815)	(815)	(815)	(815)	2,445	(815)

Comprehensive (loss)/earnings	$(20,635)	$(20,603)	$(20,609)	$8,682	$32,530	$(20,635)

(*)	Includes interest expense and dividends on preferred securities of $21,794.

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Three Months Ended March 29, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$361,390	$460,724	$(26,705)	$795,409
Other income	3,413	16,554	23,579	21,573	(54,499)	10,620

Revenues	3,413	16,554	384,969	482,297	(81,204)	806,029
Cost of operating revenues	—	—	328,943	409,694	(26,705)	711,932
Selling, general and administrative expenses	—	—	31,518	22,740	—	54,258
Other deductions and minority interest (*)	3,442	14,675	31,607	47,847	(38,006)	59,565
Equity in net losses of subsidiaries	(25,591)	(24,952)	(125,741)	—	176,284	—

(Loss)/earnings before income taxes	(25,620)	(23,073)	(132,840)	2,016	159,791	(19,726)
Provision/(benefit) for income taxes	(10)	(342)	5,828	408	—	5,884

Net loss prior to cumulative effect of a change in accounting principle	(25,610)	(22,731)	(138,668)	1,608	159,791	(25,610)
Cumulative effect on prior years of a change in accounting principle for goodwill, net $0 tax	(150,500)	(150,500)	(150,500)	(24,800)	325,800	(150,500)

Net loss	(176,110)	(173,231)	(289,168)	(23,192)	485,591	(176,110)
Other comprehensive loss:
Foreign currency translation adjustment	(9,277)	(9,277)	(9,277)	(9,277)	27,831	(9,277)
Net loss on derivative instruments	(3,378)	(3,378)	(3,378)	(3,358)	10,114	(3,378)

Comprehensive loss	$(188,765)	$(185,886)	$(301,823)	$(35,827)	$523,536	$(188,765)

(*)	Includes interest expense and dividends on preferred securities of $20,916.

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Three Months Ended March 28, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(27)	$2,861	$(22,589)	$3,652	$(867)	$(16,970)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(654)	(3,043)	—	(3,697)
Capital expenditures	—	—	(747)	(2,866)	—	(3,613)
Proceeds from sale of assets	—	—	72,580	338	—	72,918
(Increase)/decrease in investment and advances	—	—	(4,417)	2,754	5,381	3,718
Increase in short-term investments	—	—	—	(2)	—	(2)

Net cash provided by Investing Activities	—	—	66,762	(2,819)	5,381	69,324

Cash Flows from Financing Activities
Decrease in short-term debt	—	—	—	(503)	—	(503)
Proceeds from long-term debt	—	—	—	18	—	18
Repayment of long-term debt	—	(10,000)	—	(3,603)	—	(13,603)
Other	27	7,139	31,074	(36,605)	(4,514)	(2,879)

Net cash provided/(used) by Financing Activities	27	(2,861)	31,074	(40,693)	(4,514)	(16,967)

Effect of exchange rate changes on Cash and cash equivalents	—	—	356	4,058	—	4,414

Increase/(decrease) in cash and cash equivalents	—	—	75,603	(35,802)	—	39,801
Cash and cash equivalents, beginning of period	—	—	19,614	324,691	—	344,305

Cash and cash equivalents, end of period	$—	$—	$95,217	$288,889	$—	$384,106

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Three Months Ended March 29, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(29)	$2,838	$75,715	$86,608	$(19,140)	$145,992

Cash Flows from Investing Activities
Capital expenditures	—	—	(2,657)	(1,908)	—	(4,565)
Proceeds from sale of properties	—	—	12	145	—	157
Increase/(decrease) in investment and advances	—	—	(6,354)	(3,465)	9,451	(368)

Net cash (used)/provided by Investing Activities	—	—	(8,999)	(5,228)	9,451	(4,776)

Cash Flows from Financing Activities
Dividends to Shareholders	—	—	—	(16,497)	16,497	—
(Decrease)/increase in short-term debt	—	—	—	(12,278)	—	(12,278)
Proceeds from long-term debt	—	70,000	—	11,321	—	81,321
Repayment of long-term debt	—	—	—	(3,037)	—	(3,037)
Other	29	(72,838)	57,444	20,545	(7,241)	(2,061)

Net cash provided/(used) by Financing Activities	29	(2,838)	57,444	54	9,256	63,945

Effect of exchange rate changes on Cash and cash equivalents	—	—	(11)	(6,425)	433	(6,003)

Increase in cash and cash equivalents	—	—	124,149	75,009	—	199,158
Cash and cash equivalents, beginning of period	—	—	40,965	183,055	—	224,020

Cash and cash equivalents, end of period	$—	$—	$165,114	$258,064	$—	$423,178

Back to Index

9.	Consolidating Financial Information – Convertible Subordinated Notes

The following represents summarized condensed consolidating financial information as of March 28, 2003 and December 27, 2002 with respect to the financial position, and for the three months ended March 28, 2003 and March 29, 2002, as restated, for results of operations and for cash flows of the Company and its 100% owned and majority-owned subsidiaries.

In May and June 2001, the Company issued 6.5% Convertible Subordinated Notes (“Convertible Notes”) due in 2007.  The Convertible Notes are fully and unconditionally guaranteed by Foster Wheeler LLC. Foster Wheeler LLC has assumed the obligation to fund the debt service.

The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the issuer and the wholly owned subsidiary guarantor because management does not believe that such separate financial statements and related disclosures would be material to investors.

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
March 28, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets	$—	$196,581	$1,275,838	$(199,386)	$1,273,033
Investment in subsidiaries & others	(798,699)	(865,531)	452,776	1,304,607	93,153
Land, buildings & equipment (net)	—	—	397,019	—	397,019
Notes and accounts receivable – long-term	210,000	595,656	196,926	(980,656)	21,926
Intangible assets (net)	—	—	122,679	—	122,679
Other non-current assets	—	20,446	850,586	—	871,032

TOTAL ASSETS	$(588,699)	$(52,848)	$3,295,824	$124,565	$2,778,842

Liabilities & Shareholders’ Equity
Current liabilities	$2,752	$33,603	$1,615,314	$(199,386)	$1,452,283
Long-term debt	—	715,000	833,934	(980,656)	568,278
Other non-current liabilities	—	—	1,067,447	—	1,067,447
Subordinated Robbins obligations	—	—	107,285	—	107,285
Convertible debt	210,000	—	—	—	210,000
Preferred trust securities	—	—	175,000	—	175,000

TOTAL LIABILITIES	212,752	748,603	3,798,980	(1,180,042)	3,580,293
TOTAL SHAREHOLDERS’ EQUITY	(801,451)	(801,451)	(503,156)	1,304,607	(801,451)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$(588,699)	$(52,848)	$3,295,824	$124,565	$2,778,842

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 27, 2002
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets	$—	$195,886	$1,399,185	$(198,664)	$1,396,407
Investment in subsidiaries & others	(778,213)	(845,388)	448,145	1,263,979	88,523
Land, buildings & equipment (net)	—	—	407,819	—	407,819
Notes and accounts receivable – long-term	210,000	595,656	196,944	(980,656)	21,944
Intangible assets (net)	—	—	122,882	—	122,882
Other non-current assets	—	20,749	850,513	—	871,262

TOTAL ASSETS	$(568,213)	$(33,097)	$3,425,488	$84,659	$2,908,837

Liabilities & Shareholders’ Equity
Current liabilities	$2,726	$22,842	$1,713,719	$(198,664)	$1,540,623
Long-term debt	—	725,000	837,208	(980,656)	581,552
Other non-current liabilities	—	—	1,075,316	—	1,075,316
Subordinated Robbins obligations	—	—	107,285	—	107,285
Convertible debt	210,000	—	—	—	210,000
Preferred trust securities	—	—	175,000	—	175,000

TOTAL LIABILITIES	212,726	747,842	3,908,528	(1,179,320)	3,689,776
TOTAL SHAREHOLDERS’ EQUITY	(780,939)	(780,939)	(483,040)	1,263,979	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$(568,213)	$(33,097)	$3,425,488	$84,659	$2,908,837

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Three Months Ended March 28, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$784,092	$—	$784,092
Other income	3,413	13,696	31,170	(21,503)	26,776

Revenues	3,413	13,696	815,262	(21,503)	810,868

Cost of operating revenues	—	—	727,129	—	727,129
Selling, general and administrative expenses	—	—	51,740	—	51,740
Other deductions and minority interest (*)	3,440	14,188	48,236	(21,503)	44,361
Equity in net loss of subsidiaries	(19,793)	(19,296)	—	39,089	—

Loss before income taxes	(19,820)	(19,788)	(11,843)	39,089	(12,362)
Provision for income taxes	—	—	7,458	—	7,458

Net loss	(19,820)	(19,788)	(19,301)	39,089	(19,820)
Other comprehensive loss:
Foreign currency translation adjustment	(815)	(815)	(815)	1,630	(815)

Comprehensive loss	$(20,635)	$(20,603)	$(20,116)	$40,719	$(20,635)

(*)	Includes interest expense and dividends on preferred securities of $21,794.

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Three Months Ended March 29, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$795,409	$—	$795,409
Other income	3,413	16,554	14,656	(24,003)	10,620

Revenues	3,413	16,554	810,065	(24,003)	806,029

Cost of operating revenues	—	—	711,932	—	711,932
Selling, general and administrative expenses	—	—	54,258	—	54,258
Other deductions and minority interest (*)	3,442	14,675	62,596	(21,148)	59,565
Equity in net losses of subsidiaries	(25,591)	(24,952)	—	50,543	—

Loss before income taxes	(25,620)	(23,073)	(18,721)	47,688	(19,726)
Provision/(benefit) for income taxes	(10)	(342)	6,236	—	5,884

Net loss prior to cumulative effect of a change in accounting principle	(25,610)	(22,731)	(24,957)	47,688	(25,610)
Cumulative effect on prior years of a change in accounting principle for goodwill, net $0 tax	(150,500)	(150,500)	(150,500)	301,000	(150,500)

Net loss	(176,110)	(173,231)	(175,457)	348,688	(176,110)
Other comprehensive loss:
Foreign currency translation adjustment	(9,277)	(9,277)	(9,277)	18,554	(9,277)
Net loss on derivative instruments	(3,378)	(3,378)	(3,378)	6,756	(3,378)

Comprehensive loss	$(188,765)	$(185,886)	$(188,112)	$373,998	$(188,765)

(*)	Includes interest expense and dividends on preferred securities of $20,916.

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Three Months Ended March 28, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(27)	$2,861	$(26,970)	$7,166	$(16,970)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(3,697)	—	(3,697)
Capital expenditures	—	—	(3,613)	—	(3,613)
Proceeds from sale of assets	—	—	72,918	—	72,918
(Increase)/decrease in investment and advances	—	—	3,718	—	3,718
Increase in short-term investments	—	—	(2)	—	(2)

Net cash provided by Investing Activities	—	—	69,324	—	69,324

Cash Flows from Financing Activities
Decrease in short-term debt	—	—	(503)	—	(503)
Proceeds from long-term debt	—	—	18	—	18
Repayment of long-term debt	—	(10,000)	(3,603)	—	(13,603)
Other	27	7,139	(2,879)	(7,166)	(2,879)

Net cash provided/(used) by Financing Activities	27	(2,861)	(6,967)	(7,166)	(16,967)

Effect of exchange rate changes on Cash and cash equivalents	—	—	4,414	—	4,414

Increase/(decrease) in cash and cash equivalents	—	—	39,801	—	39,801
Cash and cash equivalents, beginning of period	—	—	344,305	—	344,305

Cash and cash equivalents, end of period	$—	$—	$384,106	$—	$384,106

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Three Months Ended March 29, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(29)	$2,838	$215,992	$(72,809)	$145,992

Cash Flows from Investing Activities
Capital expenditures	—	—	(4,565)	—	(4,565)
Proceeds from sale of properties	—	—	157	—	157
Increase/(decrease) in investment and advances	—	—	(368)	—	(368)

Net cash (used)/provided by Investing Activities	—	—	(4,776)	—	(4,776)

Cash Flows from Financing Activities
(Decrease)/increase in short-term debt	—	—	(12,278)	—	(12,278)
Proceeds from long-term debt	—	70,000	11,321	—	81,321
Repayment of long-term debt	—	—	(3,037)	—	(3,037)
Other	29	(72,838)	(2,061)	72,809	(2,061)

Net cash provided/(used) by Financing Activities	29	(2,838)	(6,055)	72,809	63,945

Effect of exchange rate changes on Cash and cash equivalents	—	—	(6,003)	—	(6,003)

Increase in cash and cash equivalents	—	—	199,158	—	199,158
Cash and cash equivalents, beginning of period	—	—	224,020	—	224,020

Cash and cash equivalents, end of period	$—	$—	$423,178	$—	$423,178

Back to Index

10.	Consolidating Financial Information – Preferred Trust Securities

The following represents summarized condensed consolidating financial information as of March 28, 2003 and December 27, 2002 with respect to the financial position, and for the three months ended March 28, 2003 and March 29, 2002, as restated, for results of operations and for cash flows of the Company and its 100% owned and majority-owned subsidiaries.

On January 13, 1999 FW Preferred Capital Trust I, a Delaware Business Trust which is a 100% owned finance subsidiary of the Company, issued $175,000 in Preferred Trust Securities. The Preferred Trust Securities are fully and unconditionally guaranteed by Foster Wheeler Ltd. and Foster Wheeler LLC.  Each of the guarantees is full and unconditional and joint and several.  Foster Wheeler LLC has assumed the obligation to fund the debt service.  These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year.  Such distributions may be deferred for periods up to five years.  In accordance with this provision, the Company has deferred all quarterly distributions beginning with the distribution due on January 15, 2002.  The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004.

The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly owned subsidiary guarantor and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors.

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
March 28, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets	$—	$—	$196,581	$1,275,838	$(199,386)	$1,273,033
Investment in subsidiaries & others	(798,699)	—	(865,531)	452,776	1,304,607	93,153
Land, buildings & equipment (net)	—	—	—	397,019	—	397,019
Notes and accounts receivable – long-term	210,000	175,000	595,656	21,926	(980,656)	21,926
Intangible assets (net)	—	—	—	122,679	—	122,679
Other non-current assets	—	—	20,446	850,586	—	871,032

TOTAL ASSETS	$(588,699)	$175,000	$(52,848)	$3,120,824	$124,565	$2,778,842

Liabilities & Shareholders’ Equity
Current liabilities	$2,752	$—	$33,603	$1,615,314	$(199,386)	$1,452,283
Long-term debt	—	—	715,000	833,934	(980,656)	568,278
Other non-current liabilities	—	—	—	1,067,447	—	1,067,447
Subordinated Robbins obligations	—	—	—	107,285	—	107,285
Convertible debt	210,000	—	—	—	—	210,000
Preferred trust securities	—	175,000	—	—	—	175,000

TOTAL LIABILITIES	212,752	175,000	748,603	3,623,980	(1,180,042)	3,580,293
TOTAL SHAREHOLDERS’ EQUITY	(801,451)	—	(801,451)	(503,156)	1,304,607	(801,451)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$(588,699)	$175,000	$(52,848)	$3,120,824	$124,565	$2,778,842

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 27, 2002
(In Thousands of Dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets	$—	$—	$195,886	$1,399,185	$(198,664)	$1,396,407
Investment in subsidiaries & other	(778,213)	—	(845,388)	448,145	1,263,979	88,523
Land, buildings & equipment (net)	—	—	—	407,819	—	407,819
Notes and accounts receivable – long-term	210,000	175,000	595,656	21,944	(980,656)	21,944
Intangible assets (net)	—	—	—	122,882	—	122,882
Other non-current assets	—	—	20,749	850,513	—	871,262

TOTAL ASSETS	$(568,213)	$175,000	$(33,097)	$3,250,488	$84,659	$2,908,837

Liabilities & Shareholders’ Equity
Current liabilities	$2,726	$—	$22,842	$1,713,719	$(198,664)	$1,540,623
Long-term debt	—	—	725,000	837,208	(980,656)	581,552
Other non-current liabilities	—	—	—	1,075,316	—	1,075,316
Subordinated Robbins obligations	—	—	—	107,285	—	107,285
Convertible debt	210,000	—	—	—	—	210,000
Preferred trust securities	—	175,000	—	—	—	175,000

TOTAL LIABILITIES	212,726	175,000	747,842	3,733,528	(1,179,320)	3,689,776
TOTAL SHAREHOLDERS’ EQUITY	(780,939)	—	(780,939)	(483,040)	1,263,979	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$(568,213)	$175,000	$(33,097)	$3,250,488	$84,659	$2,908,837

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Three Months Ended March 28, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$784,092	$—	$784,092
Other income	3,413	4,372	13,696	26,798	(21,503)	26,776

Revenues	3,413	4,372	13,696	810,890	(21,503)	810,868
Cost of operating revenues	—	—	—	727,129	—	727,129
Selling, general and administrative expenses	—	—	—	51,740	—	51,740
Other deductions and minority interest (*)	3,440	4,372	14,188	43,864	(21,503)	44,361
Equity in net loss of subsidiaries	(19,793)	—	(19,296)	—	39,089	—

Loss before income taxes	(19,820)	—	(19,788)	(11,843)	39,089	(12,362)
Provision for income taxes	—	—	—	7,458	—	7,458

Net loss	(19,820)	—	(19,788)	(19,301)	39,089	(19,820)
Other comprehensive loss:
Foreign currency translation adjustment	(815)	—	(815)	(815)	1,630	(815)

Comprehensive loss	$(20,635)	$—	$(20,603)	$(20,116)	$40,719	$(20,635)

(*)	Includes interest expense and dividends on preferred securities of $21,794.

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Three Months Ended March 29, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidairy	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$795,409	$—	$795,409
Other income	3,413	4,012	16,554	10,644	(24,003)	10,620

Revenues	3,413	4,012	16,554	806,053	(24,003)	806,029

Cost of operating revenues	—	—	—	711,932	—	711,932
Selling, general and administrative expenses	—	—	—	54,258	—	54,258
Other deductions and minority interest (*)	3,442	4,012	14,675	58,584	(21,148)	59,565
Equity in net losses of subsidiaries	(25,591)	—	(24,952)	—	50,543	—

Loss before income taxes	(25,620)	—	(23,073)	(18,721)	47,688	(19,726)
Provision/(benefit) for income taxes	(10)	—	(342)	6,236	—	5,884

Net loss prior to cumulative effect of a change in accounting principle	(25,610)	—	(22,731)	(24,957)	47,688	(25,610)
Cumulative effect on prior years of a change in accounting principle for goodwill, net $0 tax	(150,500)	—	(150,500)	(150,500)	301,000	(150,500)

Net loss	(176,110)	—	(173,231)	(175,457)	348,688	(176,110)
Other comprehensive loss:
Foreign currency translation Adjustment	(9,277)	—	(9,277)	(9,277)	18,554	(9,277)
Net loss on derivative instruments	(3,378)	—	(3,378)	(3,378)	6,756	(3,378)

Comprehensive loss	$(188,765)	$—	$(185,886)	$(188,112)	$373,998	$(188,765)

(*)	Includes interest expense and dividends on preferred securities of $20,916.

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Three Months Ended March 28, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(27)	$—	$2,861	$(26,970)	$7,166	$(16,970)

Cash Flows from Investing Activities
Change in restricted cash	—	—	—	(3,697)	—	(3,697)
Capital expenditures	—	—	—	(3,613)	—	(3,613)
Proceeds from sale of assets	—	—	—	72,918	—	72,918
Decrease in investment and advances	—	—	—	3,718	—	3,718
Increase in short-term investment	—	—	—	(2)	—	(2)

Net cash provided by Investing Activities	—	—	—	69,324	—	69,324

Cash Flows from Financing Activities
Decrease in short-term debt	—	—	—	(503)	—	(503)
Proceeds from long-term debt	—	—	—	18	—	18
Repayment of long-term debt	—	—	(10,000)	(3,603)	—	(13,603)
Other	27	—	7,139	(2,879)	(7,166)	(2,879)

Net cash provided/(used) by Financing Activities	27	—	(2,861)	(6,967)	(7,166)	(16,967)

Effect of exchange rate changes on Cash and cash equivalents	—	—	—	4,414	—	4,414

Increase in cash and cash equivalents	—	—	—	39,801	—	39,801
Cash and cash equivalents, beginning of period	—	—	—	344,305	—	344,305

Cash and cash equivalents, end of period	$—	$—	$—	$384,106	$—	$384,106

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Three Months Ended March 29, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(29)	$—	$2,838	$215,992	$(72,809)	$145,992

Cash Flows from Investing Activities
Capital expenditures	—	—	—	(4,565)	—	(4,565)
Proceeds from sale of properties	—	—	—	157	—	157
Decrease/(increase) in investment and advances	—	—	—	(368)	—	(368)

Net cash (used)/provided by Investing Activities	—	—	—	(4,776)	—	(4,776)

Cash Flows from Financing Activities
Decrease in short-term debt	—	—	—	(12,278)	—	(12,278)
Proceeds from long-term debt	—	—	70,000	11,321	—	81,321
Repayment of long-term debt	—	—	—	(3,037)	—	(3,037)
Other	29	—	(72,838)	(2,061)	72,809	(2,061)

Net cash provided/(used) by Financing Activities	29	—	(2,838)	(6,055)	72,809	63,945

Effect of exchange rate changes on Cash and cash equivalents	—	—	—	(6,003)	—	(6,003)

Increase in cash and cash equivalents	—	—	—	199,158	—	199,158
Cash and cash equivalents, beginning of period	—	—	—	224,020	—	224,020

Cash and cash equivalents, end of period	$—	$—	$—	$423,178	$—	$423,178

Back to Index

11.
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

	March 28, 2003		December 27, 2002

	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Balance Sheet Data:
Current assets	$95,672	$12,542	$80,966	$22,352
Other assets (primarily buildings and equipment)	363,188	216,028	344,993	218,990
Current liabilities	33,122	12,538	20,665	14,748
Other liabilities (primarily long- term debt)	358,033	148,220	344,148	152,949
Net assets	67,705	67,812	61,146	73,645

	March 28, 2003		March 29, 2002

	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Income Statement Data for three months:
Total revenues	$48,688	$9,560	$41,895	$9,721
Gross earnings	13,792	5,257	11,083	5,038
Income before income taxes	7,492	2,579	8,134	2,311
Net earnings	4,215	2,141	4,781	1,918

As of March 28, 2003, the Company’s share of the net earnings and investment in the equity affiliates totaled $3,549 and $93,153, respectively. Dividends of $43 were received during the first three months of 2003. The Company has guaranteed certain performance obligations of these projects. The Company’s average contingent obligations under these guarantees are approximately $2,800 per year for the four projects in total. The Company has provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the project be insufficient to cover the debt service payments. No amount has been drawn under the letter of credit.

12.
The Company has provided indemnifications to third parties relating to businesses and/or assets the Company previously owned.  Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by the Company prior to the sale.

	Maximum Potential Payment	Carrying Amount of Liability

Environmental indemnifications	No limit	$6,400
Tax indemnifications	No limit	$0

Back to Index

The Company provides for make good/warranty reserves on certain of its long-term contracts.  Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

Balance as of December 27, 2002	$81,900
Accruals	11,000
Settlements	(2,600)
Adjustments to provisions	(6,100)

Balance as of March 28, 2003	$84,200

13.	The difference between the statutory and effective tax rate in 2003 and 2002 is predominately due to a domestic pretax loss for which no income tax benefit was claimed.

14.
On March 7, 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, for sales proceeds of approximately $72,000.  Additionally, approximately $8,000 of cash on hand was retained by Foster Wheeler.  The proceeds are subject to adjustment based on a final net worth calculation to be finalized in the second quarter.

Net assets sold of approximately $57,000 essentially consisted of government and commercial contracts. The Company recorded a gain on the asset sale of $15,300. Project reserves totaling approximately $21,100 were established during the quarter on two government contracts retained by the subsidiary; $7,600 of which was to reflect a less optimistic view on recovery of costs on one contract, and $13,500 of which was to recognize the anticipated loss on another contract.

15.
In the fourth quarter of 2002, management determined that the liabilities and results of operations associated with one of the Company’s postretirement medical benefit plans were not accounted for in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  The Company’s condensed consolidated balance sheet as of March 29, 2002 and the related condensed consolidated statement of earnings and comprehensive income and the condensed consolidated statement of cash flows for the three-month period ended March 29, 2002 have been revised to account for the liabilities and results of operations associated with this benefit plan in accordance with the provisions of SFAS 106. The cumulative effect on shareholders’ equity as of December 28, 2001 was a decrease of $18,900.

The March 29, 2002 financial statements have also been revised to reflect the cumulative effect of the change in accounting principle for goodwill of $150,500 recorded by the Company in connection with its adoption of SFAS 142, an increase of $77,000 over what had been previously reported.  As permitted by SFAS 142, the Company completed its step two assessment of goodwill impairment on one of its reporting units in the fourth quarter of 2002, resulting in an impairment charge of $77,000.  The March 2002 financial statements have been revised in accordance with SFAS 142 to record this charge effective as of the beginning of the year (December 29, 2001), as required.

A summary of the effects of the restatement on the Company’s condensed consolidated balance sheet and condensed consolidated statement of earnings and comprehensive income is as follows:

Back to Index

Balance Sheet	March 29, 2002 As Reported	March 29, 2002 Restated

Goodwill, net	$126,301	$49,301
Postretirement and other employee benefits other than pensions	$169,515	$188,815
Retained deficit	$(208,582)	$(304,882)
Total shareholder’s deficit	$(140,909)	$(237,209)

Statement of Earnings and Comprehensive Income	Three Months Ended March 29, 2002 As Reported	Three Months Ended March 29, 2002 Restated

Other deductions *	$38,249	$38,649
Loss before income taxes	$(19,326)	$(19,726)
Net loss prior to cumulative effect of a change in accounting principle	$(25,210)	$(25,610)
Cumulative effect on prior years of a change in accounting principle for goodwill, net of $0 tax	$(73,500)	$(150,500)
Net loss	$(98,710)	$(176,110)
Loss per share prior to cumulative effect of a change in accounting principle, basic and diluted	$(0.62)	$(0.63)
Loss per share on the cumulative effect of a change in accounting principle, basic and diluted	$(1.79)	$(3.67)
Loss per share, basic and diluted	$(2.41)	$(4.30)

*Other deductions, as reported, reflects a decrease of $16,904 related to a reclassification of interest expense to a separate line item on the condensed consolidating statement of earnings and comprehensive income.

16.
On March 31, 2003, the Company sold its interest in a corporate office building for net proceeds of approximately $7,900, which approximated the value of the Company’s investment.  With the completion of this transaction, $1,445 of the net proceeds were used to prepay principal outstanding under the Senior Credit Facility in accordance with the terms of the facility as described in Note 2.

17.	On April 10, 2003, the Board of Directors approved changes to the Company’s domestic employee benefits program, including the pension, postretirement medical, and 401(k) plans. The changes

Back to Index

were made following an independent review of the Company’s domestic employee benefits which assessed the Company’s benefit program against that of the marketplace and its competitors.

The principal changes consist of the following:  the pension plan will be frozen as of May 31, 2003, which means participants will not be able to increase the amount earned under the terms of the plan; the postretirement medical plan will be available on a subsidized premium basis only to currently active employees who are eligible to retire under the terms of the pension plan by May 31, 2006; and the 401(k) plan will be enhanced to increase the level of employer matching contribution.  The net effect of these changes is expected to positively impact the financial condition of the Company through reduced costs and reduced cash outflow.

The Company has frozen the Supplemental Employee Retirement Plan (“SERP”) and, in April 2003, issued letters of credit totaling $2,424 to certain employees to support its obligations under the SERP.

Back to Index

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands of Dollars, except per Share Amounts)

The following is Management’s Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of the Company for the periods indicated below. This discussion and analysis should be read in conjunction with the 2002 Form 10-K.  The Company’s financial statements have been revised to account for the liabilities and results of operations associated with one of its postretirement medical benefit plans in accordance with Statement of Financial Accounting Standards (“SFAS”) 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  In addition, the 2002 financial statements have been revised to reflect the cumulative effect of the change in accounting principle for goodwill in accordance with the provisions of SFAS 142, “Goodwill and Other Intangibles.”  As permitted by SFAS 142, the Company completed its step two assessment of goodwill impairment on one of its reporting units in the fourth quarter of 2002, resulting in an impairment charge of $77,000.  The March 2002 financial statements have been revised in accordance with SFAS 142 to record this charge effective as of the beginning of the year (December 29, 2001), as required.

Results of Operations

Three months ended March 28, 2003 compared to the three months ended March 29, 2002

CONSOLIDATED DATA

	Three Months Ended

	March 28, 2003	March 29, 2002

		(Restated)
Revenues	$810,868	$806,029

Loss before tax and cumulative effect of a change in accounting principle	$(12,362)	$(19,726)

Net loss	$(19,820)	$(176,110)

In the three months ended March 28, 2003 and March 29, 2002, the Company recorded net pretax charges of $19,200 and $185,700, respectively.  These costs and charges are separately identified below to provide for a better comparison of results.

	2003				2002

	E&C	Energy	C&F	Total	E&C	Energy	C&F	Total

1) Change in accounting for goodwill	—	—	—	—	$48,700	$101,800	—	$150,500
2) (Gains)/losses recognized on or in anticipation of sales	(15,300)	—	—	(15,300)	—	19,000	—	19,000
3) Revision to project cost estimates and related receivable reserve	21,100	(5,000)	—	16,100	—	4,000	—	4,000
4) Performance intervention & restructuring	—	—	10,400	10,400	—	—	6,900	6,900
5) Severance	2,800	3,300	100	6,200	—	—	—	—
6) Other	—	—	1,800	1,800	—	1,700	3,600	5,300

Total	$8,600	$(1,700)	$12,300	$19,200	$48,700	$126,500	$10,500	$185,700

1)	The Company’s implementation of SFAS 142 in 2002 resulted in the impairment of goodwill on Foster Wheeler Environmental Corporation in the E&C Group for $48,700, the Camden waste-to-

Back to Index

energy facility for $24,800 and the North American Power operations for $77,000 in the Energy Group.
2)
In the first quarter of 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation resulting in a net gain of $15,300, which was recorded in other income.  In the first quarter of 2002, a charge of $19,000 was recorded on the anticipated sale of the Charleston waste-to-energy facility; the sale of this facility was completed in the fourth quarter of 2002.

3)
The charge in 2003 was recorded in cost of operating revenues and relates to reserves recorded on two government contracts retained by Foster Wheeler Environmental Corporation totaling $21,100 offset by the reduction of a project reserve of $5,000 which was no longer required in the Energy Group. Of the total amount charged in the E&C Group, $7,600 was recorded to reflect a less optimistic view of recovery of costs on a project that had been previously terminated for convenience by the ultimate client and $13,500 was to recognize the anticipated loss on another contract. The 2002 charge was reflected in other deductions.

4)	Costs of $10,400 and $6,900 for the first quarter of 2003 and 2002, respectively, were recorded in other deductions for performance intervention and restructuring activities.
5)	Severance costs were recorded in cost of operating revenues for the E&C and Energy Groups and in selling, general and administrative expenses for the C&F Group.
6)
The charges for 2003 represent accruals for legal costs and were recorded in other deductions.  The 2002 charges included increased pension and postretirement medical costs, accruals for legal settlements and other provisions.  The 2002 charges were recorded in other deductions.

Consolidated Operating Revenues

March 28, 2003	March 29, 2002	$ Change	% Change

$784,092	$795,409	$(11,317)	(1.4)%

The decline which resulted from the Energy Group’s North American operating unit was largely offset by increases in the Energy Group’s operation in Finland and the E&C Group’s operation in Continental Europe.  The latter two units are executing several major projects in Europe.  See the individual group discussions for additional details.

Consolidated Gross Earnings from Operations

March 28, 2003	March 29, 2002	$ Change	% Change

$56,963	$83,477	$(26,514)	(31.8)%

Gross Earnings are equal to operating revenues minus the cost of operating revenues.  The decline resulted primarily from the severance charges of $6,100 recorded in the first quarter of 2003 ($2,800 in the E&C Group and $3,300 in the Energy Group) and a reduction to project estimates of $16,100 as previously described.

Consolidated Selling, General and Administrative Expenses

March 28, 2003	March 29, 2002	$ Change	% Change

$51,740	$54,258	$(2,518)	(4.6)%

Domestic selling general and administrative costs are the focus of the current performance improvement intervention plan as discussed in the “Performance Improvement Intervention” section of this Item 2. The decline in SG&A expenses largely reflects the impact of this initiative.  The performance improvement process is ongoing and we continue to examine the cost base for additional savings opportunities.

Back to Index

Consolidated Other Income

March 28, 2003	March 29, 2002	$ Change	% Change

$26,776	$10,620	$16,156	152.1%

The increase in other income relates predominantly to the gain on the sale of certain assets of Foster Wheeler Environmental Corporation of $15,300 and increased interest income of $900.

Consolidated Other Deductions

March 28, 2003	March 29, 2002	$ Change	% Change

$22,567	$38,649	$(16,082)	(41.6)%

Other deductions include certain of the charges detailed at the beginning of this Item 2.  The decrease is primarily due to a $19,000 provision for an anticipated loss on sale of a waste-to-energy facility in the Energy Group recorded in 2002.  No similar transaction occurred in 2003.

Other deductions for the three-month period ending March 28, 2003, include charges for performance intervention and restructuring of $10,400, and legal settlements and other charges of $1,800 versus $6,900 and $5,300, respectively, for the same period ending March 29, 2002.

Management expects Other Deductions to continue to be significant until the restructuring activities are completed.

Consolidated Tax Provision

March 28, 2003	March 29, 2002	$ Change	% Change

$7,458	$5,884	$1,574	26.8%

The provisions of SFAS 109 prohibit the Company from recording domestic and certain foreign tax benefits due to the cumulative losses incurred domestically and in certain international tax jurisdictions in the three years ending December 27, 2002.  Accordingly, the tax provision recorded on the pre-tax loss of $3,862 as of March 28, 2003, primarily represents foreign taxes from operations located in Europe.

Engineering and Construction Group

	Three Months Ended

	March 28, 2003	March 29, 2002	$ Change	% Change

Operating revenues	$459,773	$413,042	$46,731	11.3%

Gross earnings from operations	$13,626	$40,263	$(26,637)	(66.2)%

The increase in operating revenues results primarily from the performance in the Continental Europe operating unit.  This unit continues to perform well and is executing several major projects in Europe.

The decline in Gross Earnings resulted primarily from the $21,100 of revisions to project cost estimates detailed at the beginning of this Item 2 combined with a $2,800 restructuring-related severance charge in the domestic operations.

The markets served by the E&C Group remain relatively weak and are dependent on world economic growth and environmental regulations. The chemical markets remain relatively flat by historic standards with selective major projects planned or under execution in China.

The war in Iraq and the Severe Acute Respiratory Syndrome (“SARS”) illness have not had a significant impact on operations for the group.  Management updates the list of business prospects monthly based on the most current information available and will continue to actively monitor both situations.  Refer to the

Back to Index

Backlog and New Orders Booked section for further discussion of business outlook.

Energy Group

	Three Months Ended

	March 28, 2003	March 29, 2002	$ Change	% Change

Operating revenues	$322,089	$383,516	$(61,427)	(16.0)%

Gross earnings from operations	$43,789	$43,266	$523	1.2%

The decrease in operating revenues primarily reflects the North American unit’s execution and completion in 2002 of significant major projects that were not replaced in 2003. The decline recorded in North America more than offset the strong performance by the Finnish operation which is executing major projects in Poland, Germany, Estonia, and Ireland.

Gross earnings in 2003 were also negatively impacted by severance charges of $3,300 in the North American operating unit associated with the continuing restructuring initiatives offset by the reduction in a project reserve of $5,000.

The North American power market remains weak, however, operations in Northern Europe and selected markets in the Middle East remain relatively active. Operations in Finland have received notification of award for a circulating fluidized bed boiler; however, formal notice to proceed is not expected until the fourth quarter 2003. Initial engineering work has begun on this project.

The war in Iraq and the SARS illness have had no significant impact on the group’s operations or expected awards to date.  Refer to the Backlog and New Orders Booked section for further discussion of business outlook.

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

Financial Condition

Shareholders’ equity for the three months ended March 28, 2003 decreased by $20,512, due primarily to the loss for the period of $19,820 and changes in the foreign currency translation adjustment of $815.

Cash flows used by operations were $16,970 for the three months ended March 28, 2003 compared to $145,992 provided from operations for the three months ended March 29, 2002.  The decrease in cash provided from operations is primarily due to cash outflows related to projects for which substantial advances had been received during 2002, predominantly in the North American Power operations.

During the three months ended March 28, 2003, long-term investments in land, buildings and equipment were $3,613 as compared with $4,565 for the comparable period in 2002.  Capital expenditures primarily reflect routine investments in information technology equipment.

Back to Index

Corporate and other debts, including the Senior Credit Facility, are as follows:

	March 28, 2003	December 27, 2002

Senior Credit Facility (average interest rate 4.85%)	$130,000	$140,000
6.75% Notes due November 15, 2005	200,000	200,000
Other	6,076	6,707

	$336,076	$346,707
Less, Current portion	5,008	5,005

	$331,068	$341,702

Special purpose project debt consisted of debt held by the following special purpose subsidiaries:

	March 28, 2003	December 27, 2002

Martinez Cogen Limited Partnership	$24,967	$27,907
Foster Wheeler Coque Verde, L.P.	40,077	40,077
Camden County Energy Recovery Associates	88,920	88,920
Adirondack Resource Recovery Associates	48,936	48,936

	$202,900	$205,840
Less, Current portion	24,554	24,227

	$178,346	$181,613

Additionally, the Company held the following debt at the close of each period:

	March 28, 2003	December 27, 2002

Bank loans	$14,444	$14,474

Capital lease obligations, net of current portion ($714 and $750, respectively for 2003 and 2002).	$58,864	$58,237

Subordinated Robbins exit funding obligations, net of current portion ($1,580 in both 2003 and 2002)	$107,285	$107,285

Convertible subordinated notes	$210,000	$210,000

Preferred trust securities	$175,000	$175,000

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as the Company maintaining credit facilities and bonding capacity adequate to conduct its business. The Company has incurred significant losses in each of the years in the two-year period ended December  27, 2002 and has a shareholder deficit of $801,451 at March 28, 2003.  The Company has substantial debt obligations and during 2002 it was unable to comply

Back to Index

with certain debt covenants under the previous revolving credit agreement. Accordingly, the Company received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. While management believes its operating plans, if met, are sufficient to assure compliance with the terms of its new debt agreements, as amended, there is no assurance that the Company will do so during 2003. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are described below.

As of March 28, 2003, the Company had cash and cash equivalents on hand, short-term investments, and restricted cash of $473,000 compared to $429,000 as of December 27, 2002.  Of the total at March 28, 2003, approximately $327,000 was held by foreign subsidiaries, of which $68,000 was restricted. The foreign subsidiaries require a substantial portion of these funds to support their liquidity and working capital needs. Accordingly, these funds may not be readily available for repatriation to U.S. entities. In August 2002, the Company finalized a Senior Credit Facility with its lender group. This facility, including a $71,000 term loan, a $69,000 revolving credit facility, and a $149,000 letter of credit facility, expires on April  30, 2005. This facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and 66% of the stock of the first-tier foreign subsidiaries. The facility has no scheduled repayments prior to maturity on April 30, 2005. The facility requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retains the first $77,000 of such amounts and also retains a 50% share of the balance. The financial covenants in the facility commenced at the end of the first quarter 2003 and include a senior leverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) level as described in the agreement, as amended. With the sale of the Company’s interest in a corporate office building on March 31, 2003 (see Note 16), the $77,000 threshold discussed above has been exceeded.  Accordingly, a principal prepayment of $1,445 was made on the revolving credit facility in the second quarter of 2003.

Amendment No. 1 to the Credit Agreement, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pre-tax charges recorded by the Company in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. Through the first quarter of 2003, $11,000 of the contingency risks were favorably resolved, and additional project reserves were established for $24,000 leaving a contingency balance of $28,000.

Amendment No. 2 to the Credit Agreement, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, the Company made a prepayment of principal on the term loan in the aggregate amount of $10,000.

The Company’s 6.75% Notes have a security interest in the stock and debt of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the Senior Credit Facility.  As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $187,300 at March 28, 2003) have a senior position to the 6.75% Notes in these assets while the security interest of the 6.75% Notes is equal and ratable with another $69,000 of debt under the Senior Credit Facility.

The Company finalized a sale/leaseback arrangement in the third quarter of 2002 for an office building at its corporate headquarters.  This capital lease arrangement leases the facility to the Company for an initial non-cancelable period of 20 years.  The proceeds from the sale/leaseback were sufficient to repay the balance outstanding under a previous operating financing lease arrangement of $33,000 for a second corporate office building.  The long-term capital lease obligation is included in capital lease obligations in the accompanying consolidated balance sheet.

During the third quarter of 2002, the Company also completed a receivables financing arrangement of up to $40,000. The funding available to the Company is dependent on the amount and characteristics of the domestic receivables. This financing arrangement expires in August 2005 and is subject to covenant compliance. Certain of the financial covenants commence at the end of the first quarter of 2003 and

Back to Index

include a senior leverage ratio and a minimum EBITDA level.  Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding. Although the Company has not received a notice of termination, the Company has been informed by the lender that it believes that Foster Wheeler Funding LLC, the wholly-owned special purpose subsidiary operating the facility, is out of compliance with certain maintenance covenants regarding the nature and amount of domestic receivables.  The Company is currently in discussions with the lender to bring the Company into compliance.  Until the receivables financing documents are amended to reflect these adjustments, the Company has no availability under this facility.  As of March 28, 2003, the Company had no borrowings outstanding under this facility.  See Note 3 for further information regarding the facility.

The Company initiated a comprehensive plan to enhance cash generation and to improve profitability during 2002.  Management forecasts that the cash on hand, together with cash from operations, asset sales, collection of receivables and claims recoveries will be sufficient to fund the Company’s working capital needs through the first quarter of 2004. It is possible that asset sales may result in amounts realized which differ materially from the balances recorded in the financial statements.  There can be no assurance that the Company will meet its forecast.  Failure by the Company to achieve its forecast could have a material adverse effect on the Company’s financial condition.

The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management’s forecast indicates that the Company will be in compliance with the debt covenants throughout 2003. The forecast indicates EBITDA in excess of the minimum debt covenant amounts during 2003. However, there can be no assurance that the actual results will match the forecasts or that the Company will not violate the covenants. If the Company violates a covenant under the Senior Credit Facility or the sale/leaseback arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a default under the following agreements: the Senior Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the Subordinated Robbins Facility exit funding obligations, the sale/leaseback arrangement, and certain of the special-purpose project debt, which would allow such debt to be accelerated. The total amount of the debt that could be accelerated, including the amount outstanding under the Senior Credit Facility is $922,500 as of March 28, 2003.  It is unlikely that the Company would be able to repay amounts borrowed if the payment dates were accelerated.  Failure by the Company to repay such amounts would have a material adverse effect on the Company’s financial condition and operations.

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

On March 7, 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, for sales proceeds of approximately $72,000. The Company also retained approximately $8,000 of cash on hand at the time of the asset sale. The sales proceeds are subject to adjustment based on a final net worth calculation to be finalized in the second quarter. Net assets sold of approximately $57,000 essentially consisted of government and commercial contracts. The Company recorded a gain on the asset sale of $15,300. The Company's December 27, 2002 backlog included approximately $1,700,000 related to the contracts that were sold. Such amounts are no longer reflected in the Company's consolidated backlog.

As discussed in the Company's 2002 Form 10-K, the Company expected to receive an additional $57,000 under one of the contracts retained by Foster Wheeler Environmental Corporation in 2003. The projection of the timing of these receipts has been revised and the Company currently expects to receive these funds late 2003 through 2004. This project required the Company to fund the initial construction costs. Recovery of the capital costs and profits occurs throughout the processing period. This project is expected to commence commercial operations in the 4th quarter 2003. A project reserve of $13,500 was recorded on this project in the first quarter of 2003 to reflect an anticipated loss on the contract.

A project reserve of approximately $7,600 was established during the quarter to reflect a less optimistic view of cost recovery on another government contract retained by Foster Wheeler Environmental Corporation. This contract had been previously terminated for convenience by the ultimate client.

Back to Index

The Company also retained a long-term contract with a government agency that is to be completed in four phases. The first phase was for the design, permitting and licensing of a spent fuel facility. This phase was completed for a price of $66,700. In addition, the Company is in process of submitting requests for equitable adjustment related to this contract.  At March 28, 2003 and December 27, 2002, the Company anticipates collection of approximately $7,000 and $9,000, respectively, in requests for equitable adjustments.  The recently started second phase is billed on a cost plus fee basis and is expected to last for approximately 24 months. In this phase, the Company must respond to any questions regarding the initial design included in phase one. Phase three, which is expected to begin in first quarter of 2004, is for the construction, start-up and testing of the facility for a fixed price of $114,000, which is subject to escalation. This phase is expected to last two years and requires that a subsidiary of the Company fund the construction cost. In addition, a surety bond for the full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years.  There can be no assurance that the Company will be able to fund the construction costs or obtain the surety bond.

In certain instances in its normal course of business, the Company has provided security for contract performance consisting of standby letters of credit, bank guarantees and surety bonds.  The Company may experience difficulty in obtaining surety bonds and bank guarantees/letters of credit on an unsecured basis in the future due to the changing view toward risk of loss in the current market, and the Company’s credit rating.  This may impact the Company’s ability to secure new business.

On April 10, 2003, the Board of Directors approved changes to the Company’s domestic employee benefits program, including the pension, postretirement medical, and 401(k) plans.  The changes were made following an independent review of the Company’s domestic employee benefits which assessed the Company’s benefit program against that of the marketplace and its competitors.  The principal changes consist of the following:  the pension plan will be frozen as of May 31, 2003, which means participants will not be able to increase the amount earned under the terms of the plan; the postretirement medical plan will be available on a subsidized premium basis only to currently active employees who are eligible to retire under the terms of the pension plan by May 31, 2006; and the 401(k) plan will be enhanced to increase the level of employer matching contribution.  The net effect of these changes is expected to positively impact the financial condition of the Company through reduced costs and reduced cash outflow.  The Company anticipates a reduction in expenses of approximately $10,000 per year with similar reductions in cash outflows.  The reduction in expenses will begin in 2003 while the cash savings will not begin until 2004. The Company has frozen the Supplemental Employee Retirement Plan (“SERP”) and, in April 2003, issued letters of credit totaling $2,424 to certain employees to support its obligations under the SERP.

The Company maintains several defined benefit pension plans in its North American, United Kingdom, and Canadian operations. Funding requirements for these plans are dependent, in part, on the performance of global equity markets and the discount rates used to calculate the present value of the liability. The poor performance of the global equity markets and low interest rates are expected to significantly increase the funding requirements of these plans in 2004. The domestic pension plans have been frozen and the United Kingdom’s plan is currently under review. The interest rate used to calculate the U.S. funding requirements is established by the Internal Revenue Service. The U.S. Congress passed legislation that increased the interest rate which results in reduced funding requirements. This increased rate expires at the end of 2003. If the current rate is not extended, the funding requirement for the U.S. plans will approximate $40,000 in 2004 versus $12,000 in 2003. If the current funding rate is extended, the 2004 funding requirement will be reduced by approximately $12,000.  These funding requirements incorporate the savings achieved through the modification of the Company’s domestic pension plans discussed above.

Back to Index

Foster Wheeler received a formal notice, dated March 18, 2003, from the New York Stock Exchange (“NYSE”) indicating that it was below the continued listing criteria of a total market capitalization of not less than $50,000 over a 30-day trading period and shareholders’ equity of not less than $50,000.  The Company has held discussions with the NYSE and has submitted a business plan on May 5, 2003 that will demonstrate compliance with the continued listing standard within 18 months of notice from the NYSE. The NYSE is currently reviewing the plan and the Company expects a decision on the NYSE acceptance of the Company’s plan within the next 45 days.  The Company’s business plan, if accepted, will be reviewed by the NYSE for ongoing compliance with its goals and objectives. Throughout the review process, Foster Wheeler’s common stock will continue to be listed on the NYSE, subject to reassessment.

Performance Improvement Intervention

In March 2002, the Company initiated a comprehensive plan to enhance cash generation and to improve profitability. The operating performance portion of the plan concentrates on the quality and quantity of backlog, the execution of projects in order to achieve or exceed the profit and cash targets and the optimization of all non-project related cash sources and uses. In connection with this plan, a group of outside consultants was hired for the purpose of carrying out a performance improvement intervention. The tactical portion of the performance improvement intervention concentrates on booking current projects, and generating incremental cash from high leverage opportunities such as overhead reductions, procurement, and accounts receivable. The systemic portion of the performance improvement intervention concentrates on sales effectiveness, estimating, bidding, and project execution procedures.

Some of the details of the activities to date include the following:

Procurement

The Company is in the final stages of implementing the procurement initiative begun in March of 2002. The initiative focused on reducing internal man-hours and cycle times as well as engaging in strategic agreements with key suppliers.  The ongoing work is associated with completing the final nine strategic agreements which are in development.  This work is targeted to be complete within 90 days.  To date, 10 agreements have been completed.  The initiative also explored and then elected not to pursue agreements for an additional 11 commodity groups.

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

Trade accounts and notes receivable at March 28, 2003 and December 27, 2002 were $513,700 and $599,500, respectively.

Overhead Reductions

Management progressed in its evaluation of all domestic overhead. Staffing levels at the corporate headquarters and in the North American operations were reduced by 214 individuals since the overhead reduction program began in mid 2002.  Annualized salaries, benefits, and other non-essential expenses were reduced by approximately $33,000. Technical and non-technical positions were eliminated including executive and middle management, engineering, manufacturing, administrative support staff, and overhead personnel. The staff reductions include early retirements, voluntary and involuntary terminations. The full benefits of the reductions are not fully realized due to the time phasing of the reductions and notice period

Back to Index

and severance payments. The savings will ultimately appear in cost of operating revenues, and selling, general and administrative overheads.

Management will continue to adjust the Company’s resources to match its workload. In the first quarter of 2003, additional reductions in force occurred at the Energy Group’s North American operations and reflect the power market conditions prevailing in the United States. Reviews also continue on ways to increase efficiencies and reduce costs at the US corporate center.  A review of compensation and benefits has also begun in the UK in 2003.

Sales

The Company continues to emphasize booking high quality contracts. In May 2002, the Company launched an initiative to improve the sales effectiveness of its North American Energy and E&C Groups. The sales effectiveness initiatives were aimed at building up the level of sales activities in each group by strengthening the selling skills of sales personnel. Sales training was completed and a management operating system was implemented in North America that provides management with a disciplined system to track sales opportunities and targets, and actions needed to convert those opportunities into bookings. The initial training activities have been completed and are updated as needed. Given the competitive nature of the business, it is difficult to quantify the results of the sales effectiveness initiatives.

Risk Management

The Company’s Project Risk Management Group, established in the second quarter of 2002, is responsible for reviewing proposals and contracts for work and projects that have been contracted for and are in execution to ensure that the Company is protected from taking unacceptable levels of financial risk. The Project Risk Management Group is assisted in this effort by Deloitte & Touche LLP, the Company’s internal auditors. During the first quarter of 2003, 83 proposals were evaluated with 21 formally reviewed plus 62 projects in execution were reviewed.

The Project Risk Management Group also issued, in conjunction with the financial group, a set of Corporate Policies to govern proposals and contracting, project execution including subcontracting, and procurement and contract accounting.

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

Internal Control Review

The Company initiated a detailed review of internal controls in the third and fourth quarters of 2002. The review included evaluation of the Company’s contracting policies and procedures relating to bidding and estimating practices. Among other things, these reviews included evaluation of the Company’s reserving practices for bad debts and uncollectible accounts receivables, warranty costs, change orders and claims. Management, with approval of the Audit Committee of the Board of Directors, enhanced its policies and established more formalized and higher level approvals for setting and releasing project contingencies and reserves, establishing claims and change orders, and requires that all claims to be recorded in excess of $500 be reviewed and approved in advance by the corporate chief financial officer.

Back to Index

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

The Company outsourced its internal audit function to Deloitte & Touche LLP in the fourth quarter of 2002. Outsourcing internal audit allows access to a world-class organization with skilled professionals and the latest information technology audit resources. Key objectives of the revised internal audit function include:

•	Focusing resources on improving operational and financial performance in areas of highest risk;

•	Reviewing and strengthening existing internal controls;

•	Mitigating the risk of internal control failures; and

•	Ensuring best practices are implemented across all business units.

The Company formed a disclosure review committee in the first quarter of 2003. The purpose of the committee is to evaluate, review and modify as necessary the disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s periodic reports is recorded, processed, summarized and reported accurately in all material respects within the time periods required by the SEC’s rules and forms.

Management has begun the formal documentation of the Company’s worldwide internal controls as part of new requirements under the Sarbanes-Oxley legislation.

Backlog and New Orders Booked

CONSOLIDATED DATA

	Three Months Ended

	March 28, 2003	March 29, 2002	$ Change	% Change

Backlog	$3,530,220	$5,966,617	$(2,436,397)	(40.8)%

New orders	$476,335	$792,830	$(316,495)	(39.9)%

As of March 28, 2003, 45% of the consolidated backlog was from lump-sum work (64% of which was for the Energy Group), and 55% was from reimbursable work. As of March 29, 2002, 34% of the consolidated backlog was from lump-sum work (64% of which was for the Energy Group) and 66% was from reimbursable work.

The elapsed time from the award of a contract to completion of performance may be up to four years.  The dollar amount of backlog is not necessarily indicative of the future earnings of the Company related to the performance of such work. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which management has determined are likely to be performed. Although backlog represents only business that is considered firm, cancellations or scope adjustments may occur.  Due to factors outside the Company’s control, such as changes in project schedules, the Company cannot predict with certainty the portion of backlog to be performed in a given year.  Backlog is adjusted to reflect project cancellations, deferrals, sale of subsidiaries and revised project scope and cost.

Back to Index

Backlog at March 28, 2003 was favorably impacted by exchange rate variances of approximately $34,600 primarily related to the strength of the Euro.  The change in backlog from March 29, 2002 to March 28, 2003 includes an adjustment for the reduction of approximately $1,700,000 related to contracts sold as part of the aforementioned sale of assets of Foster Wheeler Environmental Corporation.  The balance of the change reflects declines in the E&C Group and Energy Group of approximately $450,000 and $300,000, respectively.  Refer to the further discussions below regarding the changes in the E&C and Energy Group’s backlog.

Engineering and Construction Group

	Three Months Ended

	March 28, 2003	March 29, 2002	$ Change	% Change

Backlog	$2,195,693	$4,346,226	$(2,150,533)	(49.5)%

New orders	$262,773	$383,310	$(120,537)	(31.4)%

The decline in backlog includes an adjustment of approximately $1,700,000 related to the sale of the Foster Wheeler Environmental Corporation contracts. The remaining decrease in backlog was primarily due to projects being delayed to the remaining months of 2003 and early 2004.

The drop in new orders was primarily due to the sale of contracts held by Foster Wheeler Environmental Corporation combined with timing delays occurring in the marketplace mainly within the Continental European operation. These decreases more than offset an increase in new orders recorded by the UK operating unit, which included a front-end engineering design and project management consultancy for a new linear alkyl benzene plant in Qatar plus an engineering, procurement and construction contract for a new active pharmaceutical ingredients plant in Ireland.

Strong growth continues in liquefied natural gas (“LNG”) plants and receiving terminals.  The Company and a Japanese partner were awarded a contract for a new LNG train in Oman and the Company is separately executing new LNG terminals and expansions in India and Spain.  Environmental legislation continues to drive refinery investments.

The war in Iraq and the SARS illness have had no significant impact on the Group’s operations.

Energy Group

	Three Months Ended

	March 28, 2003	March 29, 2002	$ Change	% Change

Backlog	$1,341,665	$1,642,909	$(301,244)	(18.3)%

New orders	$210,150	$413,973	$(203,823)	(49.2)%

The Energy Group’s backlog decreased primarily due to several large Heat Recovery Steam Generators and Selective Catalytic Reduction contracts in the North American unit that were booked during 2001 and executed in 2002.  In addition, this unit’s 2002 backlog and new orders included a major engineering, construction and procurement power project that was booked and largely executed during that year.  Backlog continued to be strong across the European power operating units.

The decline in new orders was largely centered in the North American operating units.  The North American power market continues to suffer from slow economic growth, over capacity, and the financial difficulties of independent power producers.  Growth opportunities in the North American power market are expected to shift toward maintenance and service contracts and away from the supply of new equipment associated with solid fuel boiler contracts.  Internationally, growth opportunities in circulating fluidized bed boilers are expected to continue in selective European and Asian markets, while industrial boiler sales continue in selected Middle Eastern markets.

Back to Index

The Company was awarded the front-end work for a project in Europe that utilizes the next generation of circulating fluidized bed (“CFB”) technology.  The full notice to proceed is expected in the fourth quarter of 2003.

The war in Iraq and the SARS illness have had no significant impact on the Group’s operations.

Non-Audit Services

On May 6, 2003, the Audit Committee of the Board of Directors of the Company approved non-audit services to be provided by PricewaterhouseCoopers LLP for $1,951.  Approximately $651 was for audit-related services and $1,300 was for tax related services.

Other Matters

In April 2003, Joseph T. Doyle, Foster Wheeler’s Chief Financial Officer since July 2002, left the Company.  Kenneth A. Hiltz, a principal with AlixPartners, LLC, succeeded him.  Refer to Exhibit 10.6 filed as part of this Form 10-Q for the consulting agreement between AlixPartners, LLC and the Company.

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

Back to Index

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(In Thousands of Dollars)

Management’s strategy for managing transaction risks associated with currency fluctuations is for each operating unit to enter into derivative transactions, such as forward foreign exchange agreements, to hedge its exposure on contracts into the operating unit’s functional currency. The Company utilizes all such financial instruments solely for hedging. Corporate policy prohibits the speculative use of such instruments. The Company is exposed to credit loss in the event of nonperformance by the counter parties to such financial instruments. To minimize this risk, the Company enters into these financial instruments with financial institutions that are primarily rated A or better by Standard & Poor’s or A2 or better by Moody’s.  The geographical diversity of the Company’s operations mitigates to some extent the effects of the currency translation exposure.  However, the Company maintains substantial operations in Europe and is subject to translation risk for the Euro and the pound Sterling.  No significant unhedged assets or liabilities are maintained outside the functional currency of the operating subsidiaries. Accordingly, translation exposure is not hedged.

Interest Rate Risk - The Company is exposed to changes in interest rates primarily as a result of its borrowings under its Revolving Credit Agreement and its variable rate project debt. If market rates average 1% more in 2003 than in 2002, the Company’s interest expense for the next twelve months would increase, and income before tax would decrease by approximately $1,668. This amount has been determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate balances as of March 28, 2003. In the event of a significant change in interest rates, management would likely take action to further mitigate its exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Foreign Currency Risk - The Company has significant overseas operations. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. This results in a mitigation of the potential impact of earnings fluctuations as a result of changes in foreign exchange rates. In addition, in order to further mitigate risks associated with foreign currency fluctuations, the affiliates of the Company enter into foreign currency exchange contracts to hedge the exposed contract value back to their functional currency. As of March 28, 2003, the Company had approximately $262,276 of foreign exchange contracts outstanding. These contracts mature between 2003 and 2004.  The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currency or other currencies for which they have payment obligations to third parties. The Company does not enter into foreign currency contracts for speculative purposes.

Inflation

The effect of inflation on the Company’s revenues and earnings is minimal. Although a majority of the Company’s revenues are made under long-term contracts, the selling prices of such contracts, established for deliveries in the future, generally reflect estimated costs to complete in these future periods. In addition, some contracts provide for price adjustments through escalation clauses.

Back to Index

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

Internal controls are designed with the objective of ensuring that assets are safeguarded, transactions are authorized, and financial reports are prepared on a timely basis in accordance with generally accepted accounting principles in the United States. The disclosure control procedures are designed to comply with the regulations established by the Securities and Exchange Commission.

Internal controls, no matter how designed, have limitations. It is the Company’s intent that the internal controls be conceived to provide adequate, but not absolute, assurance that the objectives of the controls are met on a consistent basis.  Management plans to continue its review of internal controls and disclosure procedures on an ongoing basis.

The Company’s principal executive officer and principal financial officer, after supervising and participating in an evaluation of the effectiveness of the Company’s internal and disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s internal and disclosure controls and procedures were effective.

There were no significant changes in the Company’s internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

Code of Ethics

The Company maintains a Code of Ethics for all employees, including executive management. No exceptions were granted to any employee during the first quarter 2003.

Safe Harbor Statement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q and other reports and oral statements made by representatives of the Company from time to time may contain forward-looking statements that are based on management’s assumptions, expectations and projections about the Company and the various industries within which the Company operates. These include statements regarding the Company’s expectation regarding revenues (including as expressed by its backlog), its liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Company cautions that a variety of factors, including but not limited to the factors described under Item 1. “Business—Risk Factors of the Business” and the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements:

•	changes in the rate of economic growth in the United States and other major international economies;
•	changes in investment by the power, oil & gas, pharmaceutical, chemical/petrochemical and environmental industries;
•	changes in the financial condition of our customers;
•	changes in regulatory environment;
•	changes in project design or schedules;
•	contract cancellations;
•	changes in estimates made by the Company of costs to complete projects;
•	changes in trade, monetary and fiscal policies worldwide;

Back to Index

•	currency fluctuations;
•	war and/or terrorist attacks on facilities either owned or where equipment or services are or may be provided;
•	outcomes of pending and future litigation, including litigation regarding the Company’s liability for damages and insurance coverage for asbestos exposure;
•	protection and validity of patents and other intellectual property rights;
•	increasing competition by foreign and domestic companies;
•	compliance with debt covenants;
•	monetization of certain Power System facilities;
•	recoverability of claims against customers; and
•	changes in estimates used in its critical accounting policies.

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

Back to Index

PART II   OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Note 5 to the Condensed Consolidated Financial Statements presented in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Date of Annual Meeting.

The Annual meeting of Shareholders of the Company was held on April 29, 2003, at the offices of the Company located at Perryville Corporate Park, Clinton, New Jersey.

(b)	Election of Directors – Voting Results.

Nominee	For	Voted to Withhold Authority

John P. Clancey	35,807,706	496,872
John E. Stuart	35,544,898	759,680
James D. Woods	35,813,784	490,794

Other Directors continuing in office:

Eugene D. Atkinson
Martha Clark Goss
Victor A. Hebert
Joseph J. Melone
Raymond J. Milchovich

(c)	Additional Matters Voted Upon.

Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for 2003.

For	Against	Abstain	Broker Non-votes

35,971,436	254,565	78,577	0

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Exhibits

4.1	Amendment of Guarantee Agreement, dated as of March 15, 2003, made by Foster Wheeler Ltd. in favor of FW Preferred Capital Trust I.

4.2	Second Supplemental Indenture, dated as of March 15, 2003, among Foster Wheeler Ltd., FW Preferred Capital Trust I and BYN Midwest Trust Company.

Back to Index

10.1
Asset Purchase Agreement dated as of February 17, 2003 by and among Tetra Tech, Inc., Tetra Tech FW, Inc., and Foster Wheeler Ltd., Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Environmental Corporation and Hartman Consulting Corporation.

10.2
Amendment to the Asset Purchase Agreement dated as of March 7, 2003 by and among Tetra Tech, Inc., Tetra Tech FW, Inc., and Foster Wheeler Ltd., Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Environmental Corporation and Hartman Consulting Corporation.

10.3	Deed between Foster Wheeler LLC and Foster Wheeler Realty Services, Inc. and CIT Group Inc. (NJ) dated March 31, 2003.

10.4	Separation letter between Joseph T. Doyle and Foster Wheeler Ltd. dated April 4, 2003.

10.5	Interim Management and Restructuring Services letter agreement between AP Services and Foster Wheeler Ltd. dated November 22, 2002.

10.6	First Amendment to the Interim Management Restructuring Services letter agreement between AP Services and Foster Wheeler Ltd. dated April 7, 2003.

10.7	Amendment No. 2 dated April 21, 2003 to the Lease Agreement between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc.

12.1	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges.

99.1	Certification of Raymond J. Milchovich.

99.2	Certification of Kenneth A. Hiltz.

Reports on Form 8-K

Report Date

Description

March 10, 2003	Foster Wheeler announced the sale of the operating business of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, to Tetra Tech, Inc. on March 7, 2003 (Items 5, 7 and 9).

March 25, 2003	Foster Wheeler announced its financial results for the fourth quarter 2002 and year (Item 9).

April 4, 2003	Foster Wheeler announced the resignation of its chief financial officer. (Items 5 and 9).

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER LTD.
(Registrant)

Date: May 12, 2003	/s/ RAYMOND J. MILCHOVICH
Raymond J. Milchovich
Chairman, President and
Chief Executive Officer

Date: May 12, 2003	/s/ KENNETH A. HILTZ
Kenneth A. Hiltz
Chief Financial Officer

Back to Index

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

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ RAYMOND J. MILCHOVICH
Raymond J. Milchovich
Chairman, President and
Chief Executive Officer

Back to Index

I, Kenneth A. Hiltz, certify that:

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

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ KENNETH A. HILTZ
Kenneth A. Hiltz
Chief Financial Officer