Form 10-K/A
period 2002-12-27
FOSTER WHEELER LTD
filed 2003-06-20
CIK 1130385

Click here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

FOSTER WHEELER LTD.

2002 Form 10-K/A Annual Report

This Form 10-K/A amends the Registrant’s annual report on Form 10-K for the year ended December 27, 2002 as filed on March 25, 2003 to comply with Regulation S-X Rule 3-10 of the Exchange Act, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” See Note 24 which has been revised to include the required information. Exhibit 12.1, “Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges,” has been restated to exclude the cumulative effect of a change in accounting principle from the calculation in accordance with Regulation S-K Item 503(d) of the Exchange Act. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K except as required by applicable law.

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

Financial Information About Industry Segments:

See Note 23 to Financial Statements in this Form 10-K/A (herein after referred to as “Form 10-K”).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Back to Contents

Report of Independent Accountants

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of earnings and comprehensive income, of shareholders’ equity (deficit) and of cash flows, present fairly, in all material respects, the financial position of Foster Wheeler Ltd. and its subsidiaries (the “Company”) at December 27, 2002 and December 28, 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 27, 2002 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has revised its consolidated financial statements to include the information set forth in Note 24 that is required by Rule 3-10 of Regulation S-X of the Securities and Exchange Commission.

As discussed in the first paragraph of Note 2 and in Notes 25 and 26 to the consolidated financial statements, the accompanying 2001 and 2000 consolidated financial statements have been restated to account for certain of the Company’s benefit plans in accordance with Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”.

As discussed in Note 2 to the consolidated financial statements, effective December 29, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and has a shareholders’ deficit of $780,939,000 at December 27, 2002. The Company has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, the Company received waivers for covenant violations and ultimately negotiated new credit facilities, in August 2002. The Company was unable to comply with certain debt covenants under the new credit facility agreement and therefore obtained an amendment of such agreement. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to return to profitability, to generate cash flows from operations, assets sales and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the Company maintaining credit facilities and bonding capacity adequate to conduct its business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 25, 2003, except for Note 24
as to which the date is June 18, 2003

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

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, asbestos litigation and expected recoveries and contingencies, among others. At December 27, 2002 and December 28, 2001 the Company has recorded commercial claims of $0 and $135,000, respectively. The decrease in recorded claims have resulted from the collection of $11,000 and a provision established for the balance of outstanding commercial claims. The Company revised its estimates of claim revenues to reflect recent adverse recovery experience, management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. At December 27, 2002, the Company had approximately $9,000 in requests

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

for equitable adjustments recorded in contracts in process. This amount relates primarily to a claim against a US Government agency for a project currently being executed. If this claim were to be unsuccessful, the costs would be charged to cost of operating revenues.

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

Effective December 29, 2001, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses the accounting for long-lived assets to be disposed of by sale and resolves significant implementation issues relating to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. The provisions of this

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company’s results of operations and financial position were not affected by the initial adoption of this statement.

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

Earnings per Share — Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. In 1999, the Company adopted The Directors Deferred Compensation and Stock Award Plan (the “Plan”). Under the Plan, each non-management director is credited annually with share units of the Company’s common stock. In addition, each non-management director may elect to defer receipt of compensation for services rendered as a director, which deferred amount is credited to his or her account in the form of share units. The Company makes a supplemental contribution equal to 15% of the deferred amount. For the year ended 2002, 145,886 share units were credited in participants’ accounts. During the same period, 29,309 shares were delivered to one director upon his retirement. As of December 27, 2002, 116,576 share units were included in the calculation of basic earnings per share. For the years ended 2001 and 2000, 41,091 and 53,443 share units, respectively, were credited in participants’ accounts and are included in the calculation of basic earnings per share. Options to purchase 3,877,361 and 2,330,736 shares of common stock were not included in the computation of diluted earnings per share for the years ending December 27, 2002 and December 28, 2001, as restated, respectively, due to their antidilutive effect. The 13,085,751 shares related to the convertible subordinated notes were not included in the computation of diluted earnings per share for the years ended December 27, 2002 or December 28, 2001, as restated, due to their antidilutive effect.

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

7. Pensions and Other Postretirement Benefits

Pension Benefits — Domestic and certain foreign subsidiaries of the Company have several pension plans covering substantially all full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation; the domestic plans are noncontributory. Effective January 1, 1999, a cash balance program was established for the domestic plan. The pension benefit under the previous formulas remain the same for current employees if so elected, however, new employees are offered only the cash balance program. The cash balance plan resembles a savings account. Amounts are credited based on age and a percentage of earnings. At termination or retirement, the employee receives the balance in the account in a lump-sum. Under the cash balance program, future increases in employee earnings will not apply to prior service costs. It is the Company’s policy to fund the plans on a current basis to the extent deductible under existing Federal tax regulations. Such contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future. The Company also has a non-qualified, unfunded supplemental executive retirement plan which covers certain employees.

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

9. Corporate and Other Debt and Convertible Subordinated Notes

Corporate Debt — The Company, through its subsidiary Foster Wheeler LLC, has $200,000 Notes (the “Senior Notes") in the public market, which bear interest at a fixed rate of 6.75% per annum, payable semiannually, and mature November 15, 2005. The Senior Notes were issued under an indenture between the Company and BNY Midwest Trust Company. The Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The Senior Notes constitute senior unsecured indebtedness of the Company and rank on parity with the Company’s other senior unsecured indebtedness.

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

11. Subordinated Robbins Facility Exit Funding Obligations

Foster Wheeler’s subordinated obligations entered into in connection with the restructuring of debt incurred to finance construction of a waste-to-energy facility in the Village of Robbins, Illinois (the “Exit Funding Agreement”) are limited to funding:

1999C Bonds 7 ¼% interest, due October 15, 2009 ($13,710) and October 15, 2024 ($77,155)	$90,865
1999D Bonds accrued at 7% due October 15, 2009	18,000

Total	$108,865

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

with the distribution due on January 15, 2002. Such deferred interest totals $20,100. The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004.

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

24. Consolidating Financial Information

A. 6.75% Notes

As a result of the reorganization on May 25, 2001, Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the 6.75% notes due November 15, 2005 (the “Notes”). In connection with the Company’s finalizing the Senior Credit Facility, Foster Wheeler Ltd. and the following 100% owned companies issued guarantees in favor of the holders of the Notes: Equipment Consultants, Inc., Foreign Holdings Ltd., Foster Wheeler Asia Limited, Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Enviresponse, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler Power Group, Inc., Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Mortshal, Inc., FW Technologies Holdings LLC, HFM International, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc., and Perryville III Trust. Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC and each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Company. The following represents summarized condensed consolidating financial information as of December 27, 2002 and December 28, 2001 with respect to the financial position, and for the three years ended December 27, 2002 for results of operations and for cash flows of the Company and its 100% owned and majority-owned subsidiaries.

The Foster Wheeler Ltd. column presents the parent company’s financial information. Foster Wheeler Ltd. is also a guarantor. The Foster Wheeler LLC column presents the issuer’s financial information. The Guarantor Subsidiaries column presents the financial information of all guarantors excluding that of Foster Wheeler Ltd. which is separately presented. The guarantor subsidiaries include the results of Foreign Holdings Ltd., the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other guarantor subsidiaries and non-guarantor subsidiaries.

The comparative statements for December 28, 2001, as restated, and December 29, 2000, as restated, were revised to conform to the current financial presentation of guarantors and are presented based on the current organizational structure which was effected in May 2001.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

A. 6.75% Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$19,615	$324,690	$—	$344,305
Accounts and notes receivable, net	—	228,428	151,070	916,680	(611,506)	684,672
Contracts in process and inventories	—	—	187,224	110,959	(8,250)	289,933
Other current assets	—	—	39,924	38,102	(529)	77,497

Total current assets	—	228,428	397,833	1,390,431	(620,285)	1,396,407
Investment in subsidiaries and others	(780,671)	(842,608)	687,193	88,523	936,086	88,523
Land, buildings & equipment (net)	—	—	103,489	304,330	—	407,819
Notes and accounts receivable – long-term	210,000	595,656	289,106	658,167	(1,730,985)	21,944
Intangible assets (net)	—	—	104,349	18,533	—	122,882
Asbestos-related insurance recovery receivable	—	534,045	—	—	—	534,045
Other non-current assets	—	20,749	107,330	209,140	(2)	337,217

TOTAL ASSETS	$(570,671)	$536,270	$1,689,300	$2,669,124	$(1,415,186)	$2,908,837

LIABILITIES & SHAREHOLDERS’ EQUITY

Accounts payable and accrued expenses	$320	$58,927	$747,395	$448,732	$(620,285)	$635,089
Estimated costs to complete long-term contracts	—	—	341,299	366,024	—	707,323
Other current liabilities	(52)	(1,085)	28,643	170,705	—	198,211

Total current liabilities	268	57,842	1,117,337	985,461	(620,285)	1,540,623
Corporate and other debt	—	340,000	43,678	16,261	—	399,939
Special-purpose project debt	—	—	—	181,613	—	181,613
Pension, postretirement and other employee benefits	—	—	294,133	143,687	—	437,820
Asbestos-related liability	—	519,790	—	—	—	519,790
Other long-term liabilities and minority interest	—	399,255	907,538	971,731	(2,160,818)	117,706
Subordinated Robbins obligations	—	—	107,285	—	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,268	1,316,887	2,469,971	2,473,753	(2,781,103)	3,689,776

Common stock and paid-in-capital	242,490	242,490	242,490	444,090	(929,070)	242,490
Retained earnings/(deficit)	(653,991)	(653,669)	(653,723)	5,727	1,301,665	(653,991)
Accumulated other comprehensive loss	(369,438)	(369,438)	(369,438)	(254,446)	993,322	(369,438)

TOTAL SHAREHOLDERS’ EQUITY	(780,939)	(780,617)	(780,671)	195,371	1,365,917	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$(570,671)	$536,270	$1,689,300	$2,669,124	$(1,415,186)	$2,908,837

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

A. 6.75% Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 28, 2001
(in thousands of dollars)
(Restated, See Note 2)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$40,961	$183,059	$—	$224,020
Accounts and notes receivable, net	—	224,054	543,218	723,858	(544,786)	946,344
Contracts in process and inventories	—	—	331,048	176,159	(3,079)	504,128
Other current assets	—	—	26,467	53,417	—	79,884

Total current assets	—	224,054	941,694	1,136,493	(547,865)	1,754,376
Investment in subsidiaries and others	(48,348)	(111,272)	468,133	84,514	(308,513)	84,514
Land, buildings & equipment (net)	—	—	100,891	298,307	—	399,198
Notes and accounts receivable – long-term	210,000	595,656	294,253	686,601	(1,721,137)	65,373
Intangible assets (net)	—	—	232,697	41,846	—	274,543
Asbestos-related insurance recovery receivable	—	437,834	—	—	—	437,834
Other non-current assets	—	15,962	96,515	197,522	—	309,999

TOTAL ASSETS	$161,652	$1,162,234	$2,134,183	$2,445,283	$(2,577,515)	$3,325,837

LIABILITIES & SHAREHOLDERS’ EQUITY

Corporate and other debt	$—	$270,000	$20,350	$7,277	$—	$297,627
Special-purpose project debt	—	—	—	75,442	—	75,442
Subordinated Robbins obligations	—	—	110,340	—	—	110,340
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000
Accounts payable and accrued expenses	148	457,521	1,243,621	1,345,480	(2,269,001)	777,769
Estimated costs to complete long-term contracts	—	—	327,811	252,955	—	580,766
Other current liabilities	(52)	—	18,350	143,378	—	161,676

Total current liabilities	210,096	727,521	1,720,472	1,999,532	(2,269,001)	2,388,620
Special-purpose project debt	—	—	—	137,855	—	137,855
Pension, postretirement and other employee benefits	—	—	169,010	88,966	—	257,976
Asbestos-related liability	—	445,370	—	—	—	445,370
Other long-term liabilities and minority interest	—	37,678	293,049	64,347	(250,614)	144,460

TOTAL LIABILITIES	210,096	1,210,569	2,182,531	2,290,700	(2,519,615)	3,374,281

Common stock and paid in capital	242,162	242,162	242,162	142,337	(626,661)	242,162
Retained earnings/(deficit)	(128,772)	(128,663)	(128,676)	118,997	138,342	(128,772)
Other comprehensive loss	(161,834)	(161,834)	(161,834)	(106,751)	430,419	(161,834)

TOTAL SHAREHOLDERS’ EQUITY	(48,444)	(48,335)	(48,348)	154,583	(57,900)	(48,444)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$161,652	$1,162,234	$2,134,183	$2,445,283	$(2,577,515)	$3,325,837

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

A. 6.75% Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
For the Year Ended December 27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,392,043	$2,228,851	$(101,717)	$3,519,177
Other income	13,650	50,355	38,180	99,943	(146,768)	55,360

Total revenues and other income	13,650	50,355	1,430,223	2,328,794	(248,485)	3,574,537

Cost of operating revenues	—	—	1,440,544	2,089,827	(103,461)	3,426,910
Selling, general and administrative expenses	—	—	127,353	99,171	—	226,524
Other deductions and minority interest	73	4,205	95,469	98,390	—	198,137
Interest expense(*)	13,749	52,785	58,797	102,721	(145,024)	83,028
Equity in net losses of subsidiaries	(374,547)	(370,193)	(71,753)	—	816,493	—

Loss before income taxes	(374,719)	(376,828)	(363,693)	(61,315)	816,493	(360,062)
Provision/(benefit) for income taxes	—	(2,322)	10,854	6,125	—	14,657

Net loss prior to cumulative effect of of a change in accounting principle	(374,719)	(374,506)	(374,547)	(67,440)	816,493	(374,719)
Cumulative effect on prior years of a change in accounting principle for goodwill, net of $0 tax	(150,500)	(150,500)	(150,500)	(24,800)	325,800	(150,500)

Net loss	(525,219)	(525,006)	(525,047)	(92,240)	1,142,293	(525,219)

Other comprehensive (loss)/income:
Foreign currency translation adjustment	22,241	22,241	22,241	22,241	(66,723)	22,241
Net (loss)/gain on derivative instruments	(3,834)	(3,834)	(3,834)	284	7,384	(3,834)
Minimum pension liability adjustment, net of tax benefit of $73,400	(226,011)	(226,011)	(226,011)	(170,303)	622,325	(226,011)

Comprehensive loss	$(732,823)	$(732,610)	$(732,651)	$(240,018)	$1,705,279	$(732,823)

(*)	Includes dividends on preferred securities of $16,610.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

A. 6.75% Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
For the Year Ended December 28, 2001
(in thousands of dollars)
(Restated, See Note 2)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,500,541	$2,002,529	$(187,756)	$3,315,314
Other income	8,000	38,152	58,877	100,307	(128,176)	77,160

Total revenues and other income	8,000	38,152	1,559,418	2,102,836	(315,932)	3,392,474

Cost of operating revenues	—	—	1,506,801	1,823,980	(166,756)	3,164,025
Selling, general and administrative expenses	—	—	124,533	100,859	—	225,392
Other deductions and minority interest	130	2,195	84,003	71,625	(26,415)	131,538
Interest expense(*)	8,018	28,846	66,636	103,745	(122,761)	84,484
Equity in net (loss)/earnings of subsidiaries	(336,264)	(343,362)	5,493	—	674,133	—

(Loss)/earnings before income taxes	(336,412)	(336,251)	(217,062)	2,627	674,133	(212,965)
Provision/(benefit) for income taxes	(52)	—	119,202	4,245	—	123,395

Net loss	(336,360)	(336,251)	(336,264)	(1,618)	674,133	(336,360)

Other comprehensive (loss)/income:
Foreign currency translation adjustment	(10,191)	(10,191)	(10,191)	(12,683)	33,065	(10,191)
Net gain/(loss) on derivative instruments	3,834	3,834	3,834	(284)	(7,384)	3,834
Minimum pension liability adjustment, net of tax benefit of $0	(36,770)	(36,770)	(36,770)	—	73,540	(36,770)

Comprehensive loss	$(379,487)	$(379,378)	$(379,391)	$(14,585)	$773,354	$(379,487)

(*)	Includes dividends on preferred securities of $15,750.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

A. 6.75% Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
For the Year Ended December 29, 2000
(in thousands of dollars)
(Restated, See Note 2)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,716,846	$2,301,901	$(127,386)	$3,891,361
Other income	—	—	42,824	90,864	(55,694)	77,994

Total revenues and other income	—	—	1,759,670	2,392,765	(183,080)	3,969,355

Cost of operating revenues	—	—	1,592,802	2,099,731	(127,386)	3,565,147
Selling, general and administrative expenses	—	—	119,726	102,384	—	222,110
Other deductions and minority interest	—	—	37,713	31,926	(22,961)	46,678
Interest expense(*)			67,714	48,273	(32,733)	83,254
Equity in net earnings of subsidiaries	36,987	36,987	78,015	—	(151,989)	—

Earnings before income taxes	36,987	36,987	19,730	110,451	(151,989)	52,166
(Benefit)/provision for income taxes	—	—	(17,257)	32,436	—	15,179

Net earnings	36,987	36,987	36,987	78,015	(151,989)	36,987

Other comprehensive loss:
Foreign currency translation adjustment	(19,988)	(19,988)	(19,988)	(19,988)	59,964	(19,988)
Minimum pension liability adjustment, net of $12,000 tax benefit	(21,500)	(21,500)	(21,500)	—	43,000	(21,500)

Comprehensive (loss)/earnings	$(4,501)	$(4,501)	$(4,501)	$58,027	$(49,025)	$(4,501)

(*)	Includes dividends on preferred securities of $15,750.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

A. 6.75% Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For the Year Ended December 27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by
Operating Activities	$(172)	$(15,109)	$197,489	$(3,187)	$(18,656)	$160,365

Cash Flows from Investing Activities
Change in restricted cash	—	—	(16,056)	(68,737)	—	(84,793)
Capital expenditures	—	—	(40,932)	(12,463)	—	(53,395)
Proceeds from sale of assets	—	—	1,783	4,499	—	6,282
(Increase)/decrease in investment and
advances	—	(350)	(21,049)	8,883	21,623	9,107
Decrease in short-term investments	—	—	—	93	—	93

Net cash provided/(used) by
Investing Activities	—	(350)	(76,254)	(67,725)	21,623	(122,706)

Cash Flows from Financing Activities
Dividends to Common Shareholders	—	—	—	(18,360)	18,360	—
Decrease in short-term debt	—	—	—	(7,792)	—	(7,792)
Proceeds of long-term debt	—	70,000	—	546	—	70,546
Proceeds from lease financing	—	—	44,900	—	—	44,900
Repayment of long-term debt	—	—	(24,440)	(21,151)	—	(45,591)
Other	172	(54,541)	(163,185)	236,820	(21,327)	(2,061)

Net cash provided/(used) by
Financing Activities	172	15,459	(142,725)	190,063	(2,967)	60,002

Effect of exchange rate changes on
cash and cash equivalents	—	—	143	22,481	—	22,624

Increase/(decrease) in cash and cash
equivalents	—	—	(21,347)	141,632	—	120,285
Cash and cash equivalents, beginning
of year	—	—	40,961	183,059	—	224,020

Cash and cash equivalents, end of year	$—	$—	$19,614	$324,691	$—	$344,305

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

A. 6.75% Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For the Year Ended December 28, 2001
(in thousands of dollars)
(Restated, See Note 2)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by
Operating Activities	$(96)	$(181,267)	$418,899	$(71,574)	$(254,643)	$(88,681)

Cash Flows from Investing Activities
Capital expenditures	—	(2,346)	(17,074)	(14,578)	—	(33,998)
Proceeds from sale of properties	—	—	190	59,482	—	59,672
Decrease/(increase) in investment and
advances	—	—	77,838	(61,830)	—	16,008
Decrease in short-term investments	—	—	—	1,530	—	1,530

Net cash (used)/provided by
Investing Activities	—	(2,346)	60,954	(15,396)	—	43,212

Cash Flows from Financing Activities
Dividends to Common Shareholders	—	(4,888)	(228,936)	(25,707)	254,643	(4,888)
Decrease in short-term debt	—	—	(76,250)	(5,782)	—	(82,032)
Proceeds from convertible subordinated
notes, net	202,912	—	—	—	—	202,912
Proceeds from long-term debt	—	178,061	(285,000)	291,981	—	185,042
Repayment of long-term debt	—	(193,062)	(1,601)	(20,061)	—	(214,724)
Other	(202,816)	203,502	113,620	(115,083)	—	(777)

Net cash provided/(used) by
Financing Activities	96	183,613	(478,167)	125,348	254,643	85,533

Effect of exchange rate changes on
cash and cash equivalents	—	—	(347)	(7,590)	—	(7,937)

Increase in cash and cash
equivalents	—	—	1,339	30,788	—	32,127
Cash and cash equivalents, beginning
of year	—	—	39,623	152,270	—	191,893

Cash and cash equivalents, end of year	$—	$—	$40,962	$183,058	$—	$224,020

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

A. 6.75% Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For the Year Ended December 29, 2000
(in thousands of dollars)
(Restated, See Note 2)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash provided/(used) by
Operating Activities	$—	$—	$35,313	$(89,859)	$37,802	$(16,744)

Cash Flows from Investing Activities
Capital expenditures	—	—	(13,488)	(32,319)	—	(45,807)
Proceeds from sale of properties	—	—	120	56,583	—	56,703
(Increase)/decrease in investment and
advances	—	—	(73,908)	4,444	81,586	12,122
Decrease in short-term investments	—	—	—	15,230	—	15,230
Other	—	—	2,891	(2,891)	—	—

Net cash (used)/provided by
Investing Activities	—	—	(84,385)	41,047	81,586	38,248

Cash Flows from Financing Activities
Dividends to Common Shareholders	—	—	(9,773)	—	—	(9,773)
Increase/(decrease) in short-term debt	—	—	73,730	(28,854)	—	44,876
Proceeds from long-term debt	—	—	—	43,168	—	43,168
Repayment of long-term debt	—	—	(65,073)	(23,078)	—	(88,151)
Other	—	—	64,547	52,088	(119,388)	(2,753)

Net cash provided/(used) by
Financing Activities	—	—	63,431	43,324	(119,388)	(12,633)

Effect of exchange rate changes on
cash and cash equivalents	—	—	(206)	12,960	—	12,754

Increase in cash and cash
equivalents	—	—	14,153	7,472	—	21,625
Cash and cash equivalents, beginning
of year	—	—	25,470	144,798	—	170,268

Cash and cash equivalents, end of Year	$—	$—	$39,623	$152,270	$—	$191,893

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes

In May and June 2001, Foster Wheeler Ltd. issued 6.5% Convertible Subordinated Notes (“Convertible Notes”) due in 2007. The Convertible Notes are fully and unconditionally guaranteed by Foster Wheeler LLC, a 100% owned subsidiary of Foster Wheeler Ltd. Foster Wheeler LLC has assumed the obligation to fund the debt service. The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Foster Wheeler LLC because management does not believe that such separate financial statements and related disclosures would be material to investors. The following represents summarized condensed consolidating financial information as of December 27, 2002 and December 28, 2001 with respect to the financial position, and for the three years ended December 27, 2002 for results of operations and for cash flows of the Company and its 100% owned and majority-owned subsidiaries.

The Foster Wheeler Ltd. column presents the financial information of the parent company, who is also the issuer. The Guarantor Subsidiary column presents the financial information of the sole guarantor, Foster Wheeler LLC. The non-guarantor subsidiaries include the results of all direct and indirect non-guarantor subsidiaries of Foster Wheeler Ltd., including Foreign Holdings Ltd., the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other non-guarantor subsidiaries.

The comparative statements for December 28, 2001, as restated, and December 29, 2000, as restated, were revised to conform to the current financial presentation of guarantors and are presented based on the current organizational structure which was effected in May 2001.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$344,305	$—	$344,305
Accounts and notes receivable, net	—	228,428	623,792	(167,548)	684,672
Contracts in process and inventories	—	—	289,933	—	289,933
Other current assets	—	—	77,497	—	77,497

Total current assets	—	228,428	1,335,527	(167,548)	1,396,407
Investment in subsidiaries and others	(780,671)	(842,608)	150,514	1,561,288	88,523
Land, buildings & equipment (net)	—	—	407,819	—	407,819
Notes and accounts receivable – long-term	210,000	595,656	196,944	(980,656)	21,944
Intangible assets (net)	—	—	122,882	—	122,882
Asbestos-related insurance recovery receivable	—	534,045	—	—	534,045
Other non-current assets	—	20,749	316,468	—	337,217

TOTAL ASSETS	$(570,671)	$536,270	$2,530,154	$413,084	$2,908,837

LIABILITIES & SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$320	$58,927	$743,390	$(167,548)	$635,089
Estimated costs to complete long-term contracts	—	—	707,323	—	707,323
Other current liabilities	(52)	(1,085)	199,348	—	198,211

Total current liabilities	268	57,842	1,650,061	(167,548)	1,540,623
Corporate and other debt	—	340,000	59,939	—	399,939
Special purpose project debt	—	—	181,613	—	181,613
Pension, postretirement and other employee benefits	—	—	437,820	—	437,820
Asbestos-related liability	—	519,790	—	—	519,790
Other long-term liabilities and minority interest	—	399,255	699,107	(980,656)	117,706
Subordinated Robbins obligations	—	—	107,285	—	107,285
Convertible subordinated notes	210,000	—	—	—	210,000
Preferred trust securities	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,268	1,316,887	3,310,825	(1,148,204)	3,689,776

Common stock and paid in capital	242,490	242,490	242,490	(484,980)	242,490
Retained deficit	(653,991)	(653,669)	(653,723)	1,307,392	(653,991)
Accumulated other comprehensive loss	(369,438)	(369,438)	(369,438)	738,876	(369,438)

TOTAL SHAREHOLDERS’ EQUITY	(780,939)	(780,617)	(780,671)	1,561,288	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$(570,671)	$536,270	$2,530,154	$413,084	$2,908,837

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 28, 2001
(in thousands of dollars)
(Restated, See Note 2)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$224,020	$—	$224,020
Accounts and notes receivable, net	—	224,054	843,737	(121,447)	946,344
Contracts in process and inventories	—	—	504,128	—	504,128
Other current assets	—	—	79,884	—	79,884

Total current assets	—	224,054	1,651,769	(121,447)	1,754,376
Investment in subsidiaries and others	(48,348)	(111,272)	147,451	96,683	84,514
Land, buildings & equipment (net)	—	—	399,198	—	399,198
Notes and accounts receivable – long-term	210,000	595,656	240,373	(980,656)	65,373
Intangible assets (net)	—	—	274,543	—	274,543
Asbestos-related insurance recovery receivable	—	437,834	—	—	437,834
Other non-current assets	—	15,962	294,037	—	309,999

TOTAL ASSETS	$161,652	$1,162,234	$3,007,371	$(1,005,420)	$3,325,837

LIABILITIES & SHAREHOLDERS’ EQUITY
Corporate and other debt	$—	$270,000	$27,627	$—	$297,627
Special-purpose project debt	—	—	75,442	—	75,442
Subordinated Robbins obligations	—	—	110,340	—	110,340
Convertible subordinated notes	210,000	—	—	—	210,000
Preferred trust securities	—	—	175,000	—	175,000
Accounts payable and accrued expenses	148	457,521	1,422,203	(1,102,103)	777,769
Estimated costs to complete long-term contracts	—	—	580,766	—	580,766
Other current liabilities	(52)	—	161,728	—	161,676

Total current liabilities	$210,096	$727,521	$2,553,106	$(1,102,103)	$2,388,620
Special-purpose project debt	—	—	137,855	—	137,855
Pension, postretirement and other employee benefits	—	—	257,976	—	257,976
Asbestos-related liability	—	445,370	—	—	445,370
Other long-term liabilities and minority interest	—	37,678	106,782	—	144,460

TOTAL LIABILITIES	210,096	1,210,569	3,055,719	(1,102,103)	3,374,281

Common stock and paid in capital	242,162	242,162	242,162	(484,324)	242,162
Retained deficit	(128,772)	(128,663)	(128,676)	257,339	(128,772)
Accumulated other comprehensive loss	(161,834)	(161,834)	(161,834)	323,668	(161,834)

TOTAL SHAREHOLDERS’ EQUITY	(48,444)	(48,335)	(48,348)	96,683	(48,444)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$161,652	$1,162,234	$3,007,371	$(1,005,420)	$3,325,837

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
For the Year Ended December 27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,519,177	$—	$3,519,177
Other income	13,650	50,355	72,069	(80,714)	55,360

Total revenues and other income	13,650	50,355	3,591,246	(80,714)	3,574,537

Cost of operating revenues	—	—	3,426,910	—	3,426,910
Selling, general and administrative expenses	—	—	226,524	—	226,524
Other deductions and minority interest	73	4,205	193,859	—	198,137
Interest expense(*)	13,749	52,785	97,208	(80,714)	83,028
Equity in net losses of subsidiaries	(374,547)	(370,193)	(4,313)	749,053	—

Loss before income taxes	(374,719)	(376,828)	(357,568)	749,053	(360,062)
Provision/(benefit) for income taxes	—	(2,322)	16,979	—	14,657

Net loss prior to cumulative effect of a change in accounting principle	(374,719)	(374,506)	(374,547)	749,053	(374,719)
Cumulative effect on prior years of a change in accounting principle for goodwill, net of $0 tax	(150,500)	(150,500)	(150,500)	301,000	(150,500)

Net loss	(525,219)	(525,006)	(525,047)	1,050,053	(525,219)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	22,241	22,241	22,241	(44,482)	22,241
Net (loss)/gain on derivative instruments	(3,834)	(3,834)	(3,834)	7,668	(3,834)
Minimum pension liability adjustment, net of tax benefit of $73,400	(226,011)	(226,011)	(226,011)	452,022	(226,011)

Comprehensive loss	$(732,823)	$(732,610)	$(732,651)	$1,465,261	$(732,823)

(*)	Includes dividends on preferred securities of $16,610.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
For the Year Ended December 28, 2001
(in thousands of dollars)
(Restated, See Note 2)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,315,314	$—	$3,315,314
Other income	8,000	38,152	92,928	(61,920)	77,160

Total revenues and other income	8,000	38,152	3,408,242	(61,920)	3,392,474

Cost of operating revenues	—	—	3,164,025	—	3,164,025
Selling, general and administrative expenses	—	—	225,392	—	225,392
Other deductions and minority interest	130	2,195	129,213	—	131,538
Interest expense(*)	8,018	28,846	109,540	(61,920)	84,484
Equity in net (loss)/earnings of subsidiaries	(336,264)	(343,362)	7,111	672,515	—

Loss before income taxes	(336,412)	(336,251)	(212,817)	672,515	(212,965)
Provision/(benefit) for income taxes	(52)	—	123,447	—	123,395

Net loss	(336,360)	(336,251)	(336,264)	672,515	(336,360)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(10,191)	(10,191)	(10,191)	20,382	(10,191)
Net gain/(loss) on derivative instruments	3,834	3,834	3,834	(7,668)	3,834
Minimum pension liability adjustment, net of tax benefit of $0	(36,770)	(36,770)	(36,770)	73,540	(36,770)

Comprehensive loss	$(379,487)	$(379,378)	$(379,391)	$758,769	$(379,487)

(*)	Includes interest expense and dividends on preferred securities of $15,750.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
For the Year Ended December 29, 2000
(in thousands of dollars)
(Restated, See Note 2)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,891,361	$—	$3,891,361
Other income	—	—	77,994	—	77,994

Total revenues and other income	—	—	3,969,355	—	3,969,355

Cost of operating revenues	—	—	3,565,147	—	3,565,147
Selling, general and administrative expenses	—	—	222,110	—	222,110
Other deductions and minority interest	—	—	46,678	—	46,678
Interest expense(*)	—	—	83,254	—	83,254
Equity in net earnings of subsidiaries	36,987	36,987	—	(73,974)	—

Earnings before income taxes	36,987	36,987	52,166	(73,974)	52,166
(Benefit)/provision for income taxes	—	—	15,179	—	15,179

Net earnings	36,987	36,987	36,987	(73,974)	36,987
Other comprehensive loss:
Foreign currency translation adjustment	(19,988)	(19,988)	(19,988)	39,976	(19,988)
Minimum pension liability adjustment, net of $12,000 tax benefit	(21,500)	(21,500)	(21,500)	43,000	(21,500)

Comprehensive loss	$(4,501)	$(4,501)	$(4,501)	$9,002	$(4,501)

(*)	Includes interest expense and dividends on preferred securities of $15,750.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For the Year Ended December 27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(172)	$(15,109)	$233,405	$(57,759)	$160,365

Cash Flows from Investing Activities
Change in restricted cash	—	—	(84,793)	—	(84,793)
Capital expenditures	—	—	(53,395)	—	(53,395)
Proceeds from sale of assets	—	—	6,282	—	6,282
(Increase)/decrease in investment and advances	—	(350)	9,457	—	9,107
Decrease in short-term investments	—	—	93	—	93

Net cash provided/(used) by Investing Activities	—	(350)	(122,356)	—	(122,706)

Cash Flows from Financing Activities
Dividends to Common Shareholders	—	—	(3,390)	3,390	—
Decrease in short-term debt	—	—	(7,792)	—	(7,792)
Proceeds of long-term debt	—	70,000	546	—	70,546
Proceeds from lease financing	—	—	44,900	—	44,900
Repayment of long-term debt	—	—	(45,591)	—	(45,591)
Other	172	(54,541)	(2,061)	54,369	(2,061)

Net cash provided/(used) by Financing Activities	172	15,459	(13,388)	57,759	60,002

Effect of exchange rate changes on cash and cash equivalents	—	—	22,624	—	22,624

Increase/(decrease) in cash and cash equivalents	—	—	120,285	—	120,285
Cash and cash equivalents, beginning of year	—	—	224,020	—	224,020

Cash and cash equivalents, end of year	$—	$—	$344,305	$—	$344,305

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For the Year Ended December 28, 2001
(in thousands of dollars)
(Restated, See Note 2)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(96)	$(181,267)	$321,618	$(228,936)	$(88,681)

Cash Flows from Investing Activities
Capital expenditures	—	(2,346)	(31,652)	—	(33,998)
Proceeds from sale of properties	—	—	59,672	—	59,672
Decrease in investment and advances	—	—	16,008	—	16,008
Decrease in short-term investments	—	—	1,530	—	1,530

Net cash (used)/provided by Investing Activities	—	(2,346)	45,558	—	43,212

Cash Flows from Financing Activities
Dividends to Common Shareholders	—	(4,888)	(228,936)	228,936	(4,888)
Increase/(decrease) in short-term debt	—	—	(82,032)	—	(82,032)
Proceeds from convertible subordinated notes, net	202,912	—	—	—	202,912
Proceeds from long-term debt	—	178,061	6,981	—	185,042
Repayment of long-term debt	—	(193,062)	(21,662)	—	(214,724)
Other	(202,816)	203,502	(1,463)	—	(777)

Net cash provided/(used) by Financing Activities	96	183,613	(327,112)	228,936	85,533

Effect of exchange rate changes on cash and cash equivalents	—	—	(7,937)	—	(7,937)

Increase in cash and cash equivalents	—	—	32,127	—	32,127
Cash and cash equivalents, beginning of year	—	—	191,893	—	191,893

Cash and cash equivalents, end of year	$—	$—	$224,020	$—	$224,020

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For the Year Ended December 29, 2000
(in thousands of dollars)
(Restated, See Note 2)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash used by Operating Activities	$—	$—	$(16,744)	$—	$(16,744)

Cash Flows from Investing Activities
Capital expenditures	—	—	(45,807)	—	(45,807)
Proceeds from sale of properties	—	—	56,703	—	56,703
Decrease in investment and advances	—	—	12,122	—	12,122
Decrease in short-term investments	—	—	15,230	—	15,230

Net cash provided by Investing Activities	—	—	38,248	—	38,248

Cash Flows from Financing Activities
Dividends to Common Shareholders	—	—	(9,773)	—	(9,773)
Increase in short-term debt	—	—	44,876	—	44,876
Proceeds from long-term debt	—	—	43,168	—	43,168
Repayment of long-term debt	—	—	(88,151)	—	(88,151)
Other	—	—	(2,753)	—	(2,753)

Net cash (used) by Financing Activities	—	—	(12,633)	—	(12,633)

Effect of exchange rate changes on cash and cash equivalents	—	—	12,754	—	12,754

Increase in cash and cash equivalents	—	—	21,625	—	21,625
Cash and cash equivalents, beginning of year	—	—	170,268	—	170,268

Cash and cash equivalents, end of year	$—	$—	$191,893	$—	$191,893

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

C. Preferred Trust Securities

On January 13, 1999 FW Preferred Capital Trust I, a Delaware Business Trust which is a 100% owned finance subsidiary of the Company, issued $175,000 in Preferred Trust Securities. The Preferred Trust Securities are fully and unconditionally guaranteed by Foster Wheeler Ltd. and Foster Wheeler LLC. Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC has assumed the obligation to fund the debt service. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. Such distributions may be deferred for periods up to five years. In accordance with this provision, the Company has deferred all quarterly distributions beginning with the distribution due on January 15, 2002. The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004. The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the 100% owned subsidiary guarantor and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. The following represents summarized condensed consolidating financial information as of December 27, 2002 and December 28, 2001 with respect to the financial position, and for the three years ended December 27, 2002 for results of operations and for cash flows of the Company and its 100% owned and majority-owned subsidiaries.

The Foster Wheeler Ltd. column presents the parent company’s financial information. Foster Wheeler Ltd. is also a guarantor. The FW Preferred Capital Trust column presents the financial information of the issuer. The Guarantor Subsidiary column presents the financial information of Foster Wheeler LLC, but excludes that of Foster Wheeler Ltd. which is separately presented. The non-guarantor subsidiaries include Foreign Holdings Ltd., the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other non-guarantor subsidiaries.

The comparative statements for December 28, 2001, as restated, and December 29, 2000, as restated, were revised to conform to the current financial presentation of guarantors and are presented based on the current organizational structure which was effected in May 2001.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$—	$344,305	$—	$344,305
Accounts and notes receivable, net	—	—	228,428	623,792	(167,548)	684,672
Contracts in process and inventories	—	—	—	289,933	—	289,933
Other current assets	—	—	—	77,497	—	77,497

Total current assets	—	—	228,428	1,335,527	(167,548)	1,396,407
Investment in subsidiaries and others	(780,671)	—	(842,608)	150,514	1,561,288	88,523
Land, buildings & equipment (net)	—	—	—	407,819	—	407,819
Notes and accounts receivable — long-term	210,000	175,000	595,656	21,944	(980,656)	21,944
Intangible assets (net)	—	—	—	122,882	—	122,882
Asbestos-related insurance recovery receivable	—	—	534,045	—	—	534,045
Other non-current assets	—	—	20,749	316,468	—	337,217

TOTAL ASSETS	$(570,671)	$175,000	$536,270	$2,355,154	$413,084	$2,908,837

LIABILITIES & SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$320	$—	$58,927	$743,390	$(167,548)	$635,089
Estimated costs to complete long-term contracts	—	—	—	707,323	—	707,323
Other current liabilities	(52)	—	(1,085)	199,348	—	198,211

Total current liabilities	268	—	57,842	1,650,061	(167,548)	1,540,623
Corporate and other debt	—	—	340,000	59,939	—	399,939
Special-purpose project debt	—	—	—	181,613	—	181,613
Pension, postretirement and other employee benefits	—	—	—	437,820	—	437,820
Asbestos-related liability	—	—	519,790	—	—	519,790
Other long-term liabilities and minority interest	—	—	399,255	699,107	(980,656)	117,706
Subordinated Robbins obligations	—	—	—	107,285	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	175,000	—	—	—	175,000

TOTAL LIABILITIES	210,268	175,000	1,316,887	3,135,825	(1,148,204)	3,689,776

Common stock and paid in capital	242,490	—	242,490	242,490	(484,980)	242,490
Retained deficit	(653,991)	—	(653,669)	(653,723)	1,307,392	(653,991)
Accumulated other comprehensive loss	(369,438)	—	(369,438)	(369,438)	738,876	(369,438)

TOTAL SHAREHOLDERS’ EQUITY	(780,939)	—	(780,617)	(780,671)	1,561,288	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$(570,671)	$175,000	$536,270	$2,355,154	$413,084	$2,908,837

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 28, 2001
(in thousands of dollars)
(Restated, See Note 2)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$—	$224,020	$—	$224,020
Accounts and notes receivable, net	—	—	224,054	843,737	(121,447)	946,344
Contracts in process and inventories	—	—	—	504,128	—	504,128
Other current assets	—	—	—	79,884	—	79,884

Total current assets	—	—	224,054	1,651,769	(121,447)	1,754,376
Investment in subsidiaries and others	(48,348)	—	(111,272)	147,451	96,683	84,514
Land, buildings & equipment (net)	—	—	—	399,198	—	399,198
Notes and accounts receivable — long-term	210,000	175,000	595,656	65,373	(980,656)	65,373
Intangible assets (net)	—	—	—	274,543	—	274,543
Asbestos-related insurance recovery receivable	—	—	437,834	—	—	437,834
Other non-current assets	—	—	15,962	294,037	—	309,999

TOTAL ASSETS	$161,652	$175,000	$1,162,234	$2,832,371	$(1,005,420)	$3,325,837

LIABILITIES & SHAREHOLDERS EQUITY
Corporate and other debt	$—	$—	$270,000	$27,627	$—	$297,627
Special-purpose project debt	—	—	—	75,442	—	75,442
Subordinated Robbins obligations	—	—	—	110,340	—	110,340
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	175,000	—	—	—	175,000
Accounts payable and accrued expenses	148	—	457,521	1,422,203	(1,102,103)	777,769
Estimated costs to complete long-term contracts	—	—	—	580,766	—	580,766
Other current liabilities	(52)	—	—	161,728	—	161,676

Total current liabilities	210,096	175,000	727,521	2,378,106	(1,102,103)	2,388,620
Special-purpose project debt	—	—	—	137,855	—	137,855
Pension, postretirement and other employee benefits	—	—	—	257,976	—	257,976
Asbestos-related liability	—	—	445,370	—	—	445,370
Other long-term liabilities and minority interest	—	—	37,678	106,782	—	144,460

TOTAL LIABILITIES	210,096	175,000	1,210,569	2,880,719	(1,102,103)	3,374,281

Common stock and paid in capital	242,162	—	242,162	242,162	(484,324)	242,162
Retained deficit	(128,772)	—	(128,663)	(128,676)	257,339	(128,772)
Accumulated other comprehensive loss	(161,834)	—	(161,834)	(161,834)	323,668	(161,834)

TOTAL SHAREHOLDERS’ EQUITY	(48,444)	—	(48,335)	(48,348)	96,683	(48,444)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$161,652	$175,000	$1,162,234	$2,832,371	$(1,005,420)	$3,325,837

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
For the Year Ended December 27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$3,519,177	$—	$3,519,177
Other income	13,650	16,610	50,355	55,459	(80,714)	55,360

Total revenues and other income	13,650	16,610	50,355	3,574,636	(80,714)	3,574,537
Cost of operating revenues	—	—	—	3,426,910	—	3,426,910
Selling, general and administrative expenses	—	—	—	226,524	—	226,524
Other deductions and minority interest	73	—	4,205	193,859	—	198,137
Interest expense(*)	13,749	16,610	52,785	80,598	(80,714)	83,028
Equity in net losses of subsidiaries	(374,547)	—	(370,193)	(4,313)	749,053	—

Loss before income taxes	(374,719)	—	(376,828)	(357,568)	749,053	(360,062)
Provision/(benefit) for income taxes	—	—	(2,322)	16,979	—	14,657

Net loss prior to cumulative effect of a change in accounting principle	(374,719)	—	(374,506)	(374,547)	749,053	(374,719)
Cumulative effect on prior years of a change in accounting principle for goodwill, net of $0 tax	(150,500)	—	(150,500)	(150,500)	301,000	(150,500)

Net loss	(525,219)	—	(525,006)	(525,047)	1,050,053	(525,219)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	22,241	—	22,241	22,241	(44,482)	22,241
Net (loss)/gain on derivative instruments	(3,834)	—	(3,834)	(3,834)	7,668	(3,834)
Minimum pension liability Adjustment, net of tax benefit of $73,400	(226,011)	—	(226,011)	(226,011)	452,022	(226,011)

Comprehensive loss	$(732,823)	$—	$(732,610)	$(732,651)	$1,465,261	$(732,823)

(*)	Includes dividends on preferred securities of $16,610.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
For the Year Ended December 28, 2001
(in thousands of dollars)
(Restated, See Note 2)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$3,315,314	$—	$3,315,314
Other income	8,000	15,750	38,152	77,178	(61,920)	77,160

Total revenues and other income	8,000	15,750	38,152	3,392,492	(61,920)	3,392,474
Cost of operating revenues	—	—	—	3,164,025	—	3,164,025
Selling, general and administrative expenses	—	—	—	225,392	—	225,392
Other deductions and minority interest	130	—	2,195	129,213	—	131,538
Interest expense(*)	8,018	15,750	28,846	93,790	(61,920)	84,484
Equity in net (loss)/earnings of subsidiaries	(336,264)	—	(343,362)	7,111	672,515	—

Loss before income taxes	(336,412)	—	(336,251)	(212,817)	672,515	(212,965)
Provision/(benefit) for income taxes	(52)	—	—	123,447	—	123,395

Net loss	(336,360)	—	(336,251)	(336,264)	672,515	(336,360)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(10,191)	—	(10,191)	(10,191)	20,382	(10,191)
Net gain/(loss) on derivative instruments	3,834	—	3,834	3,834	(7,668)	3,834
Minimum pension liability adjustment, net of tax benefit of $0	(36,770)	—	(36,770)	(36,770)	73,540	(36,770)

Comprehensive loss	$(379,487)	$—	$(379,378)	$(379,391)	$758,769	$(379,487)

(*)	Includes dividends on preferred securities of $15,750.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
For the Year Ended December 29, 2000
(in thousands of dollars)
(Restated, See Note 2)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$3,891,361	$—	$3,891,361
Other income	—	15,750	—	77,994	(15,750)	77,994

Total revenues and other income	—	15,750	—	3,969,355	(15,750)	3,969,355
Cost of operating revenues	—	—	—	3,565,147	—	3,565,147
Selling, general and administrative expenses	—	—	—	222,110	—	222,110
Other deductions and minority interest	—	—	—	46,678	—	46,678
Interest expense(*)	—	15,750	—	83,254	(15,750)	83,254
Equity in net earnings of subsidiaries	36,987	—	36,987	—	(73,974)	—

Earnings before income taxes	36,987	—	36,987	52,166	(73,974)	52,166
(Benefit)/provision for income taxes	—	—	—	15,179	—	15,179

Net earnings	36,987	—	36,987	36,987	(73,974)	36,987
Other comprehensive loss:
Foreign currency translation adjustment	(19,988)	—	(19,988)	(19,988)	39,976	(19,988)
Minimum pension liability adjustment, net of $12,000 tax benefit	(21,500)	—	(21,500)	(21,500)	43,000	(21,500)

Comprehensive loss	$(4,501)	$—	$(4,501)	$(4,501)	$9,002	$(4,501)

(*)	Includes dividends on preferred securities of $15,750.

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For the Year Ended December 27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(172)	$—	$(15,109)	$233,405	$(57,759)	$160,365

Cash Flows from Investing Activities
Change in restricted cash	—	—	—	(84,793)	—	(84,793)
Capital expenditures	—	—	—	(53,395)	—	(53,395)
Proceeds from sale of assets	—	—	—	6,282	—	6,282
(Increase)/decrease in investment and advances	—	—	(350)	9,457	—	9,107
Decrease in short-term investments	—	—	—	93	—	93

Net cash provided/(used) by Investing Activities	—		(350)	(122,356)	—	(122,706)

Cash Flows from Financing Activities
Dividends to Common Shareholders	—	—	—	(3,390)	3,390	—
Decrease in short-term debt	—	—	—	(7,792)	—	(7,792)
Proceeds of long-term debt	—	—	70,000	546	—	70,546
Proceeds from lease financing	—	—	—	44,900	—	44,900
Repayment of long-term debt	—	—	—	(45,591)	—	(45,591)
Other	172	—	(54,541)	(2,061)	54,369	(2,061)

Net cash provided/(used) by Financing Activities	172	—	15,459	(13,388)	57,759	60,002

Effect of exchange rate changes on cash and cash equivalents	—	—	—	22,624	—	22,624

Increase in cash and cash equivalents	—	—	—	120,285	—	120,285
Cash and cash equivalents, beginning of year	—	—	—	224,020	—	224,020

Cash and cash equivalents, end of year	$—	$—	$—	$344,305	$—	$344,305

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For the Year Ended December 28, 2001
(in thousands of dollars)
(Restated, See Note 2)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(96)	$—	$(181,267)	$321,618	$(228,936)	$(88,681)

Cash Flows from Investing Activities
Capital expenditures	—	—	(2,346)	(31,652)	—	(33,998)
Proceeds from sale of properties	—	—	—	59,672	—	59,672
Decrease in investment and advances	—	—	—	16,008	—	16,008
Decrease in short-term investments	—	—	—	1,530	—	1,530

Net cash (used)/provided by Investing Activities	—	—	(2,346)	45,558	—	43,212

Cash Flows from Financing Activities
Dividends to Common Shareholders	—	—	(4,888)	(228,936)	228,936	(4,888)
Decrease in short-term debt	—	—	—	(82,032)	—	(82,032)
Proceeds from convertible subordinated notes, net	202,912	—	—	—	—	202,912
Proceeds from long-term debt	—	—	178,061	6,981	—	185,042
Repayment of long-term debt	—	—	(193,062)	(21,662)	—	(214,724)
Other	(202,816)	—	203,502	(1,463)	—	(777)

Net cash provided/(used) by Financing Activities	96	—	183,613	(327,112)	228,936	85,533

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7,937)	—	(7,937)

Increase in cash and cash equivalents	—	—	—	32,127	—	32,127
Cash and cash equivalents, beginning of year	—	—	—	191,893	—	191,893

Cash and cash equivalents, end of year	$—	$—	$—	$224,020	$—	$224,020

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For the Year Ended December 29, 2000
(in thousands of dollars)
(Restated, See Note 2)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used) by Operating Activities	$—	$—	$—	$(16,744)	$—	$(16,744)

Cash Flows from Investing Activities
Capital expenditures	—	—	—	(45,807)	—	(45,807)
Proceeds from sale of properties	—	—	—	56,703	—	56,703
Decrease in investment and advances	—	—	—	12,122	—	12,122
Decrease in short-term investments	—	—	—	15,230	—	15,230

Net cash provided by Investing Activities	—	—	—	38,248	—	38,248

Cash Flows from Financing Activities
Dividends to Common Shareholders	—	—	—	(9,773)	—	(9,773)
Increase in short-term debt	—	—	—	44,876	—	44,876
Proceeds from long-term debt	—	—	—	43,168	—	43,168
Repayment of long-term debt	—	—	—	(88,151)	—	(88,151)
Other	—	—	—	(2,753)	—	(2,753)

Net cash (used) by Financing Activities	—	—	—	(12,633)	—	(12,633)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	12,754	—	12,754

Increase in cash and cash equivalents	—	—	—	21,625	—	21,625
Cash and cash equivalents, beginning of year	—	—	—	170,268	—	170,268

Cash and cash equivalents, end of year	$—	$—	$—	$191,893	$—	$191,893

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

Balance Sheet	12/28/01 As Reported	12/28/01 Restated	Statement of Earnings and Comprehensive Income	12/28/01 Year As Reported	12/28/01 Year Restated

Pension, post retirement and other employee benefits*	$239,076	$257,976	Other deductions	$122,395	$126,495
Retained earnings (deficit)	$(109,872)	$(128,772)	(Loss)/earnings before income taxes	$(208,865)	$(212,965)
Total shareholder’s equity/(deficit)	$(29,544)	$(48,444)	Provision (benefit) for incometaxes	$118,215	$123,395
			Net (loss)/earnings	$(327,080)	$(336,360)
			(Loss)/Earnings per Share, Basic and Diluted	$(8.00)	$(8.23)

*	The pension, postretirement and other employee benefits liability as reported reflects an increase of $70,927 related to a reclassification of pension liabilities from other long-term liabilities.

Balance Sheet	12/29/00 As Reported	12/29/00 Restated	Statement of Earnings and Comprehensive Income	12/29/00 Year As Reported	12/29/00 Year Restated

Beginning retained earnings (deficit)	$194,167	$185,262	Other deductions	$41,721	$42,821
Ending retained earnings (deficit)	$222,096	$212,476	(Loss)/earnings before income taxes	$53,266	$52,166
Total shareholder’s equity/(deficit)	$344,935	$335,315	Provision (benefit) for income taxes	$15,564	$15,179
			Net (loss)/earnings	$37,702	$36,987
			(Loss)/Earnings per Share, Basic and Diluted	$0.92	$0.91

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

Balance Sheet	3/29/02 As Reported	3/29/02 Restated	Statement of Earnings and Comprehensive Income	3/29/02 As Reported	3/29/02 Restated

Goodwill, net	$126,301	$49,301	Other deductions	$55,153	$55,553

Post retirement and other employee benefits other than pensions	$169,515	$188,815	(Loss)/earnings before incometaxes	$(19,326)	$(19,726)

Retained earnings (deficit)	$(208,582)	$(304,882)	Net (loss) prior to cumulative effect of a change in accounting principle	$(25,210)	$(25,610)

Total shareholder’s equity/(deficit)	$(140,909)	$(237,209)	Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	$(73,500)	$(150,500)

			Net (loss)	$(98,710)	$(176,110)
			(Loss) per Share, Basic and Diluted	$(2.41)	$(4.30)

Balance Sheet	6/28/02 As Reported	6/28/02 Restated	Statement of Earnings and Comprehensive Income	6/28/02 Quarter As Reported	6/28/02 Quarter Restated	6/28/02 Year to Date As Reported	6/28/02 Year to Date As Restated

Goodwill, net	$126,806	$49,806	Other deductions	$67,392	$67,792	$105,641	$106,441

Post retirement and other employee benefits other than pensions	$168,798	$188,498	(Loss)/earnings before income taxes	$(80,901)	$(81,301)	$(100,227)	$(101,027)

Retained earnings(deficit)	$(294,178)	$(390,878)	Net (loss) prior to cumulative effect of a change in accounting principle	$(85,596)	$(85,996)	$(110,806)	$(111,606)

Total shareholder’s equity/(deficit)	$(208,278)	$(304,978)	Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	$—	$—	$(73,500)	$(150,500)

			Net (loss)	$(85,596)	$(85,996)	$(184,306)	$(262,106)
			(Loss) per Share, Basic andDiluted	$(2.09)	$(2.10)	$(4.50)	$(6.40)

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

26. Restatement of Quarterly Data (Unaudited) — (Continued)

Balance Sheet	9/27/02 As Reported	9/27/02 Restated	Statement of Earnings and Comprehensive Income	9/27/02 Quarter As Reported	9/27/02 Quarter Restated	9/27/02 Year to Date As Reported	9/27/02 Year to Date As Restated

Goodwill, net	$127,089	$50,089	Other deductions	$23,623	$24,023	$129,264	$130,464

Post retirement and other employee benefits other than pensions	$168,635	$188,735	(Loss)/earnings before income taxes	$(142,310)	$(142,710)	$(242,537)	$(243,737)

Retained earnings(deficit)	$(444,788)	$(541,888)	Net (loss) prior to cumulative effect of a change in accounting principle	$(150,610)	$(151,010)	$(261,416)	$(262,616)

Total shareholder’s equity/(deficit)	$(356,837)	$(453,937)	Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	$—	$—	$(73,500)	$(150,500)

			Net (loss)/earnings	$(150,610)	$(151,010)	$(334,916)	$(413,116)

			(Loss)/Earnings per Share, Basic and Diluted	$(3.68)	$(3.69)	$(8.18)	$(10.09)

Statement of Earnings and Comprehensive Income	3/30/01 As Reported	3/30/01 Restated

Other deductions	$24,709	$25,734

(Loss)/earnings before income taxes	$9,792	$8,767

Provision (benefit) for income taxes	$2,152	$1,793

Net (loss)/earnings	$7,640	$6,974

(Loss)/Earnings per Share, Basic and Diluted	$0.19	$0.17

Statement of Earnings and Comprehensive Income	6/29/01 Quarter As Reported	6/29/01 Quarter Restated	6/29/01 Year to Date As Reported	6/29/01 Year to Date As Restated

Other deductions	$13,135	$14,160	$21,016	$23,066

(Loss)/earnings before income taxes	$4,856	$3,831	$14,648	$12,598

Provision (benefit) for income taxes	$4,532	$4,173	$6,684	$5,966

Net (loss)/earnings	$324	$(342)	$7,964	$6,632

(Loss)/Earnings per Share, Basic and Diluted	$0.01	$(0.01)	$0.19	$0.16

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

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans
Approved by Security Holders
1995 Stock Option Plan	4,786,431	$11.18	445,069
1984 Stock Option Plan	559,668	$31.14	0
Directors Stock Option Plan	244,000	$24.02	109,000
Equity Compensation Plans
Not Approved by Security Holders
Raymond J. Milchovich (1)	2,300,000	$3.53	0
Joseph T. Doyle(2)	300,000	$1.87	0
Bernard H. Cherry(3)	255,000	$1.49	0
M.J. Rosenthal & Associates, Inc.(4)	250,000	$1.88	0

Total	8,695,099	$9.93	554,069

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

(3) Exhibits

Exhibit No.	Exhibits

2.0	Agreement and Plan of Merger, dated as of May 25, 2001, among Foster Wheeler Corporation, Foster Wheeler LLC and Foster Wheeler Ltd. (Filed as Exhibit 2.0 to Foster Wheeler Ltd.’s on Form 10-Q for the quarter ended June 29, 2001 and incorporated herein by reference.)
3.1	Memorandum of Association of Foster Wheeler Ltd. (Filed as Annex II to Foster Wheeler Ltd.’s Form S-4/A (File No. 333-52468) filed on March 9, 2001 and incorporated herein by reference.)
3.2	Bye-Laws of Foster Wheeler Ltd. amended May 22, 2002. (Filed as Exhibit 3.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
4.0	Foster Wheeler Ltd. hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler Ltd. and its consolidated subsidiaries to the Commission upon request.
4.1	Rights Agreement, dated as of May 21, 2001, between Foster Wheeler Ltd. and Mellon Investor Services LLC. (Filed as Annex I to Foster Wheeler Ltd.’s Form 8-K (File No. 333-52468) dated May 25, 2001 and incorporated herein by reference.)
4.2	Amended and Restated First Supplemental Indenture, dated August 10, 2001, to the Indenture, dated as of November 15, 1995, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc. (formerly known as Foster Wheeler Energy International, Inc.), Foster Wheeler Energy Corporation, Foster Wheeler Inc., Foster Wheeler International Holdings, Inc., and BNY Midwest Trust Company. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s on Form 10-Q for the quarter ended June 29, 2001 and incorporated herein by reference.)
4.3	Second Supplemental Indenture (relating to the Indenture dated as of November 15, 1995) dated August 16, 2002, by and between Foster Wheeler LLC, the Guarantors thereto, and BNY Midwest Trust Company. (Filed as Exhibit 4.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
4.4	Registration Rights Agreement, dated as of May 31, 2001, among Foster Wheeler Ltd., Foster Wheeler LLC and Lehman Brothers Inc., Banc of America Securities LLC and First Union Securities, Inc. (Filed as Exhibit 4.6 to Foster Wheeler Ltd.’s Form S-3 (Registration No. 333-64090) filed on June 28, 2001, and incorporated herein by reference.)
4.5	Form of specimen share certificate for Foster Wheeler Ltd.’s common shares. (Filed as Annex II to Foster Wheeler Ltd.’s on Form 8-K (File No. 333-52468) filed on May 25, 2001 and incorporated herein by reference.)
4.6	First Supplemental Indenture dated February 20, 2002, between Foster Wheeler Ltd. and B.N.Y. Midwest Trust Company regarding the 6.50% Convertible Subordinated Notes due 2007. (Filed as Exhibit 4.6 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)

Back to Contents

Exhibit No.	Exhibits

4.7	Guaranty dated August 16, 2002 by the Guarantors party thereto in favor of the holders of Foster Wheeler LLC’s 6.75% notes due November 15, 2005 and BNY Midwest Trust Company. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
4.8	Indenture, dated as of May 31, 2001, among Foster Wheeler Ltds., Foster Wheeler LLC and BNY Midwest Trust Company (Filed as Exhibit 4.4 to Foster Wheeler Ltd.’s Form S-3 (Registration No. 333-64090) filed on June 28, 2001, and incorporated herein by reference.)
10.1	Retirement and Consulting Agreement of Richard J. Swift dated as of April 2, 2001. (Filed as Exhibit 10.1 to Foster Wheeler Corporation’s current report on Form 8-K (File No. 001-00286) dated April 5, 2001, and incorporated herein by reference.)
10.2	Form of Change of Control Agreement dated May 25, 2001, and entered into by the Company with executive officers. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s on Form 10-Q for the Quarter ended June 29, 2001, and incorporated herein by reference.)
10.3	Foster Wheeler Inc. Directors’ Stock Option Plan. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s post effective amendment to Form S-8 (Registration No. 333-25945) dated June 27, 2001, and incorporated herein by reference.)
10.4	1995 Stock Option Plan of Foster Wheeler Inc. (as Amended and Restated as of September 24, 2002). (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the Quarter ended September 27, 2002, and incorporated herein by reference.)
10.5	1984 Stock Option Plan of Foster Wheeler Inc. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s post effective amendment to Form S-8 (File No. 333-52468) dated June 27, 2001, and incorporated herein by reference.)
10.6	Master Guarantee Agreement, dated as of May 25, 2001, by and among Foster Wheeler LLC, Foster Wheeler International Holdings, Inc. and Foster Wheeler Ltd. (Filed as Exhibit 10.9 to Foster Wheeler Ltd.’s on Form 10-Q for the Quarter ended June 29, 2001, and incorporated herein by reference.)
10.7	Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich dated as of October 22, 2001. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the Quarter ended September 28, 2001, and incorporated herein by reference.)
10.8	Stock Option Agreement of Raymond J. Milchovich dated as of October 22, 2001. (Filed as Exhibit 10.13 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)
10.9	First Amendment to the Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich dated September 13, 2002. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K filed on September 25, 2002 and incorporated herein by reference.)
10.10	Stock Option Agreement of Raymond J. Milchovich dated September 24, 2002. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K filed on September 25, 2002 and incorporated herein by reference.)
10.11	Amendment to the Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich dated January 23, 2003. (Filed as Exhibit 10.11 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002 filed on March 25, 2003, and incorporated herein by reference.)
10.12	Employment Agreement of Joseph T. Doyle dated as of July 15, 2002. (Filed as Exhibit 10.3 to Foster Wheeler’s Form 10-Q for the Quarter ended June 28, 2002 and incorporated herein by reference.)
10.13	Change of Control Employment Agreement between Foster Wheeler Inc. and Joseph T. Doyle dated July 15, 2002. (Filed as Exhibit 10.7 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002 and incorporated herein by reference.)
10.14	Stock Option Agreement for Joseph T. Doyle dated as of July 15, 2002. (Filed as Exhibit 10.3 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002 and incorporated herein by reference.)

Back to Contents

Exhibit No.	Exhibits

10.15	Employment Agreement between Foster Wheeler Ltd. and Bernard H. Cherry dated as of September 23, 2002. (Filed as Exhibit 10.4 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002 and incorporated herein by reference.)
10.16	Change of Control Employment Agreement between Foster Wheeler Inc. and Bernard H. Cherry dated as of November 4, 2002. (Filed as Exhibit 10.5 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002 and incorporated herein by reference.)
10.17	Employment Agreement between Foster Wheeler Ltd. and Thomas R. O’Brien dated as of September 10, 2002. (Filed as Exhibit 10.6 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002 and incorporated herein by reference.)
10.18	Separation Agreement of Henry E. Bartoli dated April 17, 2002. (Filed as Exhibit 10.1 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.19	Separation Agreement of Gilles A. Renaud dated May 23, 2002. (Filed as Exhibit 10.2 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.20	Separation Agreement for James E. Schessler dated August 23, 2002. (Filed as Exhibit 10.2 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002 and incorporated herein by reference.)
10.21	Settlement Agreement dated as of January 31, 2002, by and among Robbins Resource Recovery Partners, L.P., RRRP Robbins, Inc., RRRP Illinois, LLC and the undersigned holders of 1999 Bonds issued pursuant to the Indenture representing the number of holders of 1999 Bonds as reflected in the signature lines below, Foster Wheeler LLC, its Affiliates, and their Related Persons and Sun Trust Bank (formerly known as, and as successor to Sun Trust Bank, Central Florida, National Association) in its capacity as trustee under the Indenture and as Litigation Proceeds Trustee. (Filed as Exhibit 10.6 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.22	Supplement to the Settlement Agreement dated January 31, 2002, by and among Robbins Resource Recovery Partners, L.P., RRRP Robbins, Inc., RRRP Illinois, LLC and the undersigned holders of 1999 Bonds issued pursuant to the Indenture representing the number of holders of 1999 Bonds as reflected in the signature lines below, Foster Wheeler LLC, and its Affiliates, and their Related Persons Sun Trust Bank (formerly known as, and as successor to Sun Trust Bank, Central Florida, National Association) in its capacity as trustee under the Indenture and as Litigation Proceeds Trustee is made this 31st day of January, 2002. (Filed as Exhibit 10.7 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.23	Settlement Agreement dated as of May 8, 2002, by and among Foster Wheeler LLC, the Village of Robbins, and Sun Trust Bank (formerly known as, and as successor to Sun Trust Bank, Central Florida, National Association) in its capacity as trustee under the Second Amended and Restated Mortgage, Security Agreement and Indenture of Trust dated as of October 15, 1999 and as “Litigation Proceeds Trustee” under that certain Litigation Proceeds Trust Agreement dated as of October 15, 1999 and Robbins Resource Recovery Partners L.P., RRRP Robbins, Inc. and RRRP Illinois, LLC. (Filed as Exhibit 10.8 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.24	The Foster Wheeler Annual Incentive Plan for 2002 and Subsequent Years. (Filed as Exhibit 10.11 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.25	Third Amended and Restated Term Loan and Revolving Credit agreement dated August 16, 2002, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc., Foster Wheeler Energy Corporation, the Guarantors thereto and Bank of America, N.A. (Filed as Exhibit 10.12 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

Back to Contents

Exhibit No.	Exhibits

10.26	Amendment No. 1 dated as of November 8, 2002 to the Third Amended and Restated Term Loan and Revolving Credit Agreement dated as of August 2, 2002 among Foster Wheeler LLC, the Borrowing Subsidiaries, the Guarantors, the Lenders and the Bank of America, N.A. as Administrative Agent and Collateral Agent and Banc of America Securities LLC, as Lead Arranger and Book Manager. (Filed as Exhibit 10.8 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002 and incorporated herein by reference.)
10.27	Security Agreement dated August 16, 2002, made by Foster Wheeler LLC and the Grantors thereto and the Bank of America, N.A. (Filed as Exhibit 10.13 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.28	Guaranty and Suretyship Agreement dated August 16, 2002 made by Foster Wheeler LLC, Foster Wheeler Ltd., Foster Wheeler Inc., Foster Wheeler International Holdings, Inc. and Energy (NJ) QRS 15-10, Inc. (Filed as Exhibit 10.14 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.29	Lease Agreement dated August 16, 2002, by and among Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.15 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.30	Amendment to the Lease Agreement dated August 16, 2002 between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.30 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002 filed on March 25, 2003, and incorporated herein by reference.)
10.31	Loan and Security Agreement dated August 15, 2002 by and among Foster Wheeler Funding LLC, the Lenders that are signatories thereto and Foothill Capital Corporation. (Filed as Exhibit 10.16 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.32	Performance Guaranty dated August 15, 2002, by Foster Wheeler in favor of Foothill Capital Corporation. (Filed as Exhibit 10.17 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.33	Servicing Agreement dated as of August 15, 2002, among Foster Wheeler Funding LLC, Foothill Capital Corporation, and Foster Wheeler Capital & Finance Corporation. (Filed as Exhibit 10.18 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.34	Purchase, Sale and Contribution Agreement dated August 15, 2002 among Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Energy Corporation, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc., Foster Wheeler Zack, Inc., Foster Wheeler Energy Services, Inc. and Foster Wheeler Funding LLC. (Filed as Exhibit 10.19 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.35	Amendment No. 2 dated March 24, 2003 to the Third Amended and Restated Term Loan and Revolving Credit Agreement dated as of August 2, 2002, as amended by Amendment No. 1 dated as of November 8, 2002, among Foster Wheeler LLC, the Borrowing Subsidiaries, the Guarantors, the Lenders and the Bank of America, N.A. as Administrative Agent and Collateral Agent and Banc of America Securities LLC, as Lead Arranger and Book Manager. (Filed as Exhibit 10.35 to Foster Wheeler Ltd.'s Form 10-K for the fiscal year ended December 27, 2002 filed on March 25, 2003, and incorporated herein by reference.)
12.1	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Preferred Shares Dividend Requirements.
21.0	Subsidiaries of the Registrant. (Filed as Exhibit 21.0 to Foster Wheeler Ltd.'s Form 10-K for the fiscal year ended December 27, 2002 filed on March 25, 2003, and incorporated herein by reference.)
23.0	Consent of Independent Accountants.
99.1	Certification of Raymond J. Milchovich.
99.2	Certification of Kenneth A. Hiltz

Back to Contents

(b) Reports on Form 8-K

Report Date	Description

December 4, 2002	Foster Wheeler announced its intention to close the Dansville, New York manufacturing facility (Items 5 and 7).
March 10, 2003	Foster Wheeler announced the sale of the operating business of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, to Tetra Tech, Inc. on March 7, 2003 (Items 5, 7 and 9).

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

FOSTER WHEELER LTD.(Registrant)

Date: June 20, 2003	BY: /s/ LISA FRIES GARDNER

Lisa Fries Gardner Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed, as of June 20, 2003, by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title

/s/ RAYMOND J. MILCHOVICH Raymond J. Milchovich (Principal Executive Officer)	Director, Chairman of the Board, President, and Chief Executive Officer

/s/ KENNETH A. HILTZ Kenneth A. Hiltz (Principal Financial Officer)	Chief Financial Officer

/s/ BRIAN K. FERRAIOLI Brian K. Ferraioli (Principal Accounting Officer)	Vice President and Controller

Back to Contents

CERTIFICATIONS

I, Raymond J. Milchovich, certify that:

1. I have reviewed this annual report on Form 10-K/A of Foster Wheeler Ltd.;

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

Date: June 20, 2003

/s/ RAYMOND J. MILCHOVICH
Raymond J. Milchovich
Chairman, President and
Chief Executive Officer

Back to Contents

CERTIFICATIONS

I, Kenneth A. Hiltz, certify that:

1. I have reviewed this annual report on Form 10-K/A of Foster Wheeler Ltd.;

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

Date: June 20, 2003

KENNETH A. HILTZ
Kenneth A. Hiltz
Chief Financial Officer

Back to Contents

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Foster Wheeler Ltd.:

Our audits of the consolidated financial statements referred to in our report dated March 25, 2003, except for Note 24 as to which the date is June 18, 2003, appearing in this annual Report on Form 10-K/A (which report contains explanatory paragraphs regarding the revision of the consolidated financial statements, the restatement of the Company’s 2001 and 2000 consolidated financial statements and the Company’s ability to continue as a going concern) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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