Form 10-Q/A
period 2003-03-28
FOSTER WHEELER LTD
filed 2003-06-20
CIK 1130385

Click here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)
 _____________________

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

FOSTER WHEELER LTD.
INDEX

This Form 10-Q/A amends the Registrant’s quarterly report on Form 10-Q for the quarterly period ended March 28, 2003, as filed on May 12, 2003 to comply with Regulation S-X Rule 3-10 of the Exchange Act, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” See Notes 8, 9, and 10, which have been revised to reflect ownership of either the issuer or a guarantor subsidiary by a non-guarantor subsidiary on the equity basis. Certain reclassifications have also been made within Notes 8, 9, and 10 to conform to the presentation of guarantor information in Note 24 to the Registrant’s Form 10-K/A filed on June 20, 2003. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q, except as required by applicable law.

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

The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in Foster Wheeler Ltd.’s Annual Report on Form 10-K/A for the fiscal year ended December 27, 2002 (“2002 Form 10-K”) filed with the Securities and Exchange Commission on June 20, 2003. The condensed consolidated balance sheet as of December 27, 2002 has been derived from the audited consolidated balance sheet included in the 2002 Form 10-K. A summary of Foster Wheeler Ltd.’s significant accounting policies is presented below.  There has been no material change in the accounting policies followed by Foster Wheeler Ltd. (hereinafter referred to as “Foster Wheeler” or the “Company”) during the first quarter of 2003.

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

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
March 28, 2003
(In Thousands of Dollars)

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$95,218	$288,888	$—	$384,106
Accounts and notes receivable, net	—	229,123	70,634	953,792	(667,063)	586,486
Contracts in process and inventories	—	—	125,497	107,920	(8,474)	224,943
Other current assets	—	—	39,656	37,842	—	77,498

Total current assets	—	229,123	331,005	1,388,442	(675,537)	1,273,033
Investment in subsidiaries & others	(801,156)	(862,719)	693,182	93,153	970,693	93,153
Land, buildings & equipment (net)	—	—	95,056	301,963	—	397,019
Notes and accounts receivable – long-term	210,000	595,656	289,155	658,899	(1,731,784)	21,926
Intangible assets (net)	—	—	103,678	19,001	—	122,679
Asbestos-related insurance recovery
receivable	—	526,372	—	—	—	526,372
Other non-current assets	—	20,446	107,887	216,327	—	344,660

TOTAL ASSETS	$(591,156)	$508,878	$1,619,963	$2,677,785	$(1,436,628)	$2,778,842

Liabilities & Shareholders’ Equity

Accounts payable and accrued expenses	$347	$69,688	$720,323	$490,844	$(675,539)	$605,663
Estimated costs to complete long-
term contracts	—	—	319,088	326,912	—	646,000
Other current liabilities	(52)	(1,085)	63,795	137,962	—	200,620

Total current liabilities	295	68,603	1,103,206	955,718	(675,539)	1,452,283
Corporate and other debt	—	330,000	43,783	16,149	—	389,932
Special-purpose project debt	—	—	—	178,346	—	178,346
Pension, postretirement and other
employee benefits	—	—	300,697	146,815	—	447,512
Asbestos-related liability	—	505,721	—	—	—	505,721
Other long-term liabilities and
minority interest	—	405,651	866,148	1,002,672	(2,160,257)	114,214
Subordinated Robbins obligations	—	—	107,285	—	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,295	1,309,975	2,421,119	2,474,700	(2,835,796)	3,580,293

Common stock and paid in capital	242,613	242,613	242,613	450,606	(935,832)	242,613
Retained earnings/(deficit)	(673,811)	(673,457)	(673,516)	8,098	1,338,875	(673,811)
Accumulated other comprehensive loss	(370,253)	(370,253)	(370,253)	(255,619)	996,125	(370,253)

TOTAL SHAREHOLDERS’ EQUITY	(801,451)	(801,097)	(801,156)	203,085	1,399,168	(801,451)

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$(591,156)	$508,878	$1,619,963	$2,677,785	$(1,436,628)	$2,778,842

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 27, 2002
(In Thousands of Dollars)

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$19,615	$324,690	$—	$344,305
Accounts and notes receivable, net	—	228,428	151,070	916,680	(611,506)	684,672
Contracts in process and inventories	—	—	187,224	110,959	(8,250)	289,933
Other current assets	—	—	39,924	38,102	(529)	77,497

Total current assets	—	228,428	397,833	1,390,431	(620,285)	1,396,407
Investment in subsidiaries and others	(780,671)	(842,608)	687,193	88,523	936,086	88,523
Land, buildings & equipment (net)	—	—	103,489	304,330	—	407,819
Notes and accounts receivable – long-term	210,000	595,656	289,106	658,167	(1,730,985)	21,944
Intangible assets (net)	—	—	104,349	18,533	—	122,882
Asbestos-related insurance recovery
receivable	—	534,045	—	—	—	534,045
Other non-current assets	—	20,749	107,330	209,140	(2)	337,217

TOTAL ASSETS	$(570,671)	$536,270	$1,689,300	$2,669,124	$(1,415,186)	$2,908,837

Liabilities & Shareholders’ Equity

Accounts payable and accrued expenses	$320	$58,927	$747,395	$448,732	$(620,285)	$635,089
Estimated costs to complete long-
term contracts	—	—	341,299	366,024	—	707,323
Other current liabilities	(52)	(1,085)	28,643	170,705	—	198,211

Total current liabilities	268	57,842	1,117,337	985,461	(620,285)	1,540,623
Corporate and other debt	—	340,000	43,678	16,261	—	399,939
Special-purpose project debt	—	—	—	181,613	—	181,613
Pension, postretirement and other
employee benefits	—	—	294,133	143,687	—	437,820
Asbestos-related liability	—	519,790	—	—	—	519,790
Other long-term liabilities and
minority interest	—	399,255	907,538	971,731	(2,160,818)	117,706
Subordinated Robbins obligations	—	—	107,285	—	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,268	1,316,887	2,469,971	2,473,753	(2,781,103)	3,689,776

Common stock and paid-in-capital	242,490	242,490	242,490	444,090	(929,070)	242,490
Retained earnings/(deficit)	(653,991)	(653,669)	(653,723)	5,727	1,301,665	(653,991)
Accumulated other comprehensive loss	(369,438)	(369,438)	(369,438)	(254,446)	993,322	(369,438)

TOTAL SHAREHOLDERS’ EQUITY	(780,939)	(780,617)	(780,671)	195,371	1,365,917	(780,939)

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$(570,671)	$536,270	$1,689,300	$2,669,124	$(1,415,186)	$2,908,837

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Three Months Ended March 28, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$263,681	$544,482	$(24,071)	$784,092
Other income	3,413	13,696	23,617	22,961	(36,911)	26,776

Total revenues and other income	3,413	13,696	287,298	567,443	(60,982)	810,868

Cost of operating revenues	—	—	257,551	493,649	(24,071)	727,129
Selling, general and administrative
expenses	—	—	25,090	26,650	—	51,740
Other deductions and minority
interest	6	130	17,306	5,531	(406)	22,567

Interest expense (*)	3,434	14,058	14,031	26,776	(36,505)	21,794

Equity in net (loss)/gain of
subsidiaries	(19,793)	(19,296)	8,997	—	30,092	—

(Loss)/earnings before income
taxes	(19,820)	(19,788)	(17,683)	14,837	30,092	(12,362)
Provision for income taxes	—	—	2,110	5,348	—	7,458

Net (loss)/earnings	(19,820)	(19,788)	(19,793)	9,489	30,092	(19,820)

Other comprehensive loss:
Foreign currency translation
adjustment	(815)	(815)	(815)	(815)	2,445	(815)

Comprehensive (loss)/earnings	$(20,635)	$(20,603)	$(20,608)	$8,674	$32,537	$(20,635)

(*) Includes dividends on preferred securities of $4,372.

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Three Months Ended March 29, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$361,390	$460,724	$(26,705)	$795,409
Other income	3,413	13,699	9,936	21,572	(38,000)	10,620

Total revenues and other income	3,413	13,699	371,326	482,296	(64,705)	806,029

Cost of operating revenues	—	—	328,943	409,694	(26,705)	711,932
Selling, general and administrative
expenses	—	—	31,518	22,740	—	54,258
Other deductions and minority
interest	5	2,167	15,712	22,216	(1,451)	38,649

Interest expense (*)	3,437	12,508	15,895	25,625	(36,549)	20,916

Equity in net losses of
subsidiaries	(25,591)	(24,952)	979	—	49,564	—

(Loss)/earnings before income
taxes	(25,620)	(25,928)	(19,763)	2,021	49,564	(19,726)
Provision/(benefit) for income
taxes	(10)	(342)	5,828	408	—	5,884

Net loss prior to cumulative effect of
a change in accounting
principle	(25,610)	(25,586)	(25,591)	1,613	49,564	(25,610)
Cumulative effect on prior years of
a change in accounting principle
for goodwill, net of $0 tax	(150,500)	(150,500)	(150,500)	(24,800)	325,800	(150,500)

Net loss	(176,110)	(176,086)	(176,091)	(23,187)	375,364	(176,110)

Other comprehensive loss:
Foreign currency translation
adjustment	(9,277)	(9,277)	(9,277)	(9,277)	27,831	(9,277)
Net loss on derivative
instruments	(3,378)	(3,378)	(3,378)	(3,358)	10,114	(3,378)

Comprehensive loss	$(188,765)	$(188,741)	$(188,746)	$(35,822)	$413,309	$(188,765)

(*) Includes dividends on preferred securities of $4,012.

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Three Months Ended March 28, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities

Net cash (used)/provided by
Operating Activities	$(27)	$2,861	$(22,589)	$3,652	$(867)	$(16,970)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(654)	(3,043)	—	(3,697)
Capital expenditures	—	—	(747)	(2,866)	—	(3,613)
Proceeds from sale of assets	—	—	72,580	338	—	72,918
(Increase)/decrease in investment and
advances	—	—	(4,417)	2,754	5,381	3,718
Increase in short-term investments	—	—	—	(2)	—	(2)

Net cash (used)/ provided by
Investing Activities	—	—	66,762	(2,819)	5,381	69,324

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	—	—	—
Decrease in short-term debt	—	—	—	(503)	—	(503)
Proceeds from long-term debt	—	—	—	18	—	18
Repayment of long-term debt	—	(10,000)	—	(3,603)	—	(13,603)
Other	27	7,139	31,074	(36,605)	(4,514)	(2,879)

Net cash provided/(used) by
Financing Activities	27	(2,861)	31,074	(40,693)	(4,514)	(16,967)

Effect of exchange rate changes on
cash and cash equivalents	—	—	356	4,058	—	4,414

Increase/(decrease) in cash and cash
equivalents	—	—	75,603	(35,802)	—	39,801
Cash and cash equivalents, beginning
of period	—	—	19,614	324,691	—	344,305

Cash and cash equivalents, end of
period	$—	$—	$95,217	$288,889	$—	$384,106

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Three Months Ended March 29, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by
Operating Activities	$(29)	$2,838	$75,715	$86,608	$(19,140)	$145,992

Cash Flows from Investing Activities
Capital expenditures	—	—	(2,657)	(1,908)	—	(4,565)
Proceeds from sale of properties	—	—	12	145	—	157
Decrease in investment and advances	—	—	(6,354)	(3,465)	9,451	(368)

Net cash (used)/provided by
Investing Activities	—	—	(8,999)	(5,228)	9,451	(4,776)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(16,497)	16,497	—
Decrease in short-term debt	—	—	—	(12,278)	—	(12,278)
Proceeds from long-term debt	—	70,000	—	11,321	—	81,321
Repayment of long-term debt	—	—	—	(3,037)	—	(3,037)
Other	29	(72,838)	57,444	20,545	(7,241)	(2,061)

Net cash provided/(used) by
Financing Activities	29	(2,838)	57,444	54	9,256	63,945

Effect of exchange rate changes on
cash and cash equivalents	—	—	(11)	(6,425)	433	(6,003)

Increase in cash and cash equivalents	—	—	124,149	75,009	—	199,158
Cash and cash equivalents, beginning
of period	—	—	40,965	183,055	—	224,020

Cash and cash equivalents, end of
period	$—	$—	$165,114	$258,064	$—	$423,178

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

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
March 28, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$384,106	$—	$384,106
Accounts and notes receivable, net	—	229,123	551,833	(194,470)	586,486
Contracts in process and inventories	—	—	224,943	—	224,943
Other current assets	—	—	77,498	—	77,498

Total current assets	—	229,123	1,238,380	(194,470)	1,273,033
Investment in subsidiaries & others	(801,156)	(862,719)	154,775	1,602,253	93,153
Land, buildings & equipment (net)	—	—	397,019	—	397,019
Notes and accounts receivable – long-term	210,000	595,656	196,926	(980,656)	21,926
Intangible assets (net)	—	—	122,679	—	122,679
Asbestos-related insurance recovery
receivable	—	526,372	—	—	526,372
Other non-current assets	—	20,446	324,214	—	344,660

TOTAL ASSETS	$(591,156)	$508,878	$2,433,993	$427,127	$2,778,842

Liabilities & Shareholders’ Equity
Accounts payable and accrued expenses	$347	$69,688	$730,098	$(194,470)	$605,663
Estimated costs to complete long-term
contracts	—	—	646,000	—	646,000
Other current liabilities	(52)	(1,085)	201,757	—	200,620

Total current liabilities	295	68,603	1,577,855	(194,470)	1,452,283
Corporate and other debt	—	330,000	59,932	—	389,932
Special-purpose project debt	—	—	178,346	—	178,346
Pension, postretirement and other
employee benefits	—	—	447,512	—	447,512
Asbestos-related liability	—	505,721	—	—	505,721
Other long-term liabilities and minority
interest	—	405,651	689,219	(980,656)	114,214
Subordinated Robbins obligations	—	—	107,285	—	107,285
Convertible subordinated notes	210,000	—	—	—	210,000
Preferred trust securities	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,295	1,309,975	3,235,149	(1,175,126)	3,580,293

Common stock and paid in capital	242,613	242,613	242,613	(485,226)	242,613
Retained deficit	(673,811)	(673,457)	(673,516)	1,346,973	(673,811)
Accumulated other comprehensive loss	(370,253)	(370,253)	(370,253)	740,506	(370,253)

TOTAL SHAREHOLDERS’ EQUITY	(801,451)	(801,097)	(801,156)	1,602,253	(801,451)

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$(591,156)	$508,878	$2,433,993	$427,127	$2,778,842

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

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Three Months Ended March 28, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$784,092	$—	$784,092
Other income	3,413	13,696	31,170	(21,503)	26,776

Total revenues and other income	3,413	13,696	815,262	(21,503)	810,868

Cost of operating revenues	—	—	727,129	—	727,129
Selling, general and administrative
expenses	—	—	51,740	—	51,740
Other deductions and minority
interest	6	130	22,431	—	22,567

Interest expense (*)	3,434	14,058	25,805	(21,503)	21,794

Equity in net loss of
subsidiaries	(19,793)	(19,296)	(492)	39,581	—

Loss before income taxes	(19,820)	(19,788)	(12,335)	39,581	(12,362)
Provision for income taxes	—	—	7,458	—	7,458

Net loss	(19,820)	(19,788)	(19,793)	39,581	(19,820)

Other comprehensive loss:
Foreign currency translation
adjustment	(815)	(815)	(815)	1,630	(815)

Comprehensive loss	$(20,635)	$(20,603)	$(20,608)	$41,211	$(20,635)

(*) Includes dividends on preferred securities of $4,372.

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Three Months Ended March 29, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$795,409	$—	$795,409
Other income	3,413	13,699	14,657	(21,149)	10,620

Total revenues and other income	3,413	13,699	810,066	(21,149)	806,029

Cost of operating revenues	—	—	711,932	—	711,932
Selling, general and administrative
expenses	—	—	54,258	—	54,258
Other deductions and minority
interest	5	2,167	36,477	—	38,649

Interest expense (*)	3,437	12,508	26,120	(21,149)	20,916

Equity in net losses of
subsidiaries	(25,591)	(24,952)	(634)	51,177	—

Loss before income taxes	(25,620)	(25,928)	(19,355)	51,177	(19,726)
Provision/(benefit) for income
taxes	(10)	(342)	6,236	—	5,884

Net loss prior to cumulative effect of
a change in accounting
principle	(25,610)	(25,586)	(25,591)	51,177	(25,610)
Cumulative effect on prior years of
a change in accounting principle
for goodwill, net of $0 tax	(150,500)	(150,500)	(150,500)	301,000	(150,500)

Net loss	(176,110)	(176,086)	(176,091)	352,177	(176,110)

Other comprehensive loss:
Foreign currency translation
adjustment	(9,277)	(9,277)	(9,277)	18,554	(9,277)
Net loss on derivative
instruments	(3,378)	(3,378)	(3,378)	6,756	(3,378)

Comprehensive loss	$(188,765)	$(188,741)	$(188,746)	$377,487	$(188,765)

(*) Includes dividends on preferred securities of $4,012.

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Three Months Ended March 28, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by
Operating Activities	$(27)	$2,861	$(26,970)	$7,166	$(16,970)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(3,697)	—	(3,697)
Capital expenditures	—	—	(3,613)	—	(3,613)
Proceeds from sale of assets	—	—	72,918	—	72,918
Decrease in investment and advances	—	—	3,718	—	3,718
Increase in short-term investments	—	—	(2)	—	(2)

Net cash provided by
Investing Activities	—	—	69,324	—	69,324

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	—	—
Decrease in short-term debt	—	—	(503)	—	(503)
Proceeds from long-term debt	—	—	18	—	18
Repayment of long-term debt	—	(10,000)	(3,603)	—	(13,603)
Other	27	7,139	(2,879)	(7,166)	(2,879)

Net cash provided/(used) by
Financing Activities	27	(2,861)	(6,967)	(7,166)	(16,967)

Effect of exchange rate changes on
cash and cash equivalents	—	—	4,414	—	4,414

Increase/(decrease) in cash and cash
equivalents	—	—	39,801	—	39,801
Cash and cash equivalents, beginning
of period	—	—	344,305	—	344,305

Cash and cash equivalents, end of
period	$—	$—	$384,106	$—	$384,106

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Three Months Ended March 29, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by
Operating Activities	$(29)	$2,838	$215,992	$(72,809)	$145,992

Cash Flows from Investing Activities
Capital expenditures	—	—	(4,565)	—	(4,565)
Proceeds from sale of properties	—	—	157	—	157
Decrease in investment and
advances	—	—	(368)	—	(368)

Net cash used by Investing Activities	—	—	(4,776)	—	(4,776)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	—	—
Decrease in short-term debt	—	—	(12,278)	—	(12,278)
Proceeds from long-term debt	—	70,000	11,321	—	81,321
Repayment of long-term debt	—	—	(3,037)	—	(3,037)
Other	29	(72,838)	(2,061)	72,809	(2,061)

Net cash provided/(used) by
Financing Activities	29	(2,838)	(6,055)	72,809	63,945

Effect of exchange rate changes on
cash and cash equivalents	—	—	(6,003)	—	(6,003)

Increase in cash and cash equivalents	—	—	199,158	—	199,158
Cash and cash equivalents, beginning
of period	—	—	224,020	—	224,020

Cash and cash equivalents, end of
period	$—	$—	$423,178	$—	$423,178

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

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
March 28, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non- Guarantor Subsidiaries
					Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$—	$384,106	$—	$384,106
Accounts and notes receivable, net	—	—	229,123	551,833	(194,470)	586,486
Contracts in process and inventories	—	—	—	224,943	—	224,943
Other current assets	—	—	—	77,498	—	77,498

Total current assets	—	—	229,123	1,238,380	(194,470)	1,273,033
Investment in subsidiaries & others	(801,156)	—	(862,719)	154,775	1,602,253	93,153
Land, buildings & equipment (net)	—	—	—	397,019	—	397,019
Notes and accounts receivable – long- term	210,000	175,000	595,656	21,926	(980,656)	21,926
Intangible assets (net)	—	—	—	122,679	—	122,679
Asbestos-related insurance recovery
receivable	—	—	526,372	—	—	526,372
Other non-current assets	—	—	20,446	324,214	—	344,660

TOTAL ASSETS	$(591,156)	$175,000	$508,878	$2,258,993	$427,127	$2,778,842

Liabilities & Shareholders’ Equity
Accounts payable and accrued expenses	$347	—	69,688	730,098	(194,470)	605,663
Estimated costs to complete long-term
contracts	—	—	—	646,000	—	646,000
Other current liabilities	(52)	—	(1,085)	201,757	—	200,620

Total current liabilities	295	—	68,603	1,577,855	(194,470)	1,452,283
Corporate and other debt	—	—	330,000	59,932	—	389,932
Special-purpose project debt	—	—	—	178,346	—	178,346
Pension, postretirement and other
employee benefits	—	—	—	447,512	—	447,512
Asbestos-related liability	—	—	505,721	—	—	505,721
Other long-term liabilities and
minority interest	—	—	405,651	689,219	(980,656)	114,214
Subordinated Robbins obligations	—	—	—	107,285	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	175,000	—	—	—	175,000

TOTAL LIABILITIES	210,295	175,000	1,309,975	3,060,149	(1,175,126)	3,580,293

Common stock and paid in capital	242,613	—	242,613	242,613	(485,226)	242,613
Retained deficit	(673,811)	—	(673,457)	(673,516)	1,346,973	(673,811)
Accumulated other comprehensive loss	(370,253)	—	(370,253)	(370,253)	740,506	(370,253)

TOTAL SHAREHOLDERS’ EQUITY	(801,451)	—	(801,097)	(801,156)	1,602,253	(801,451)

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$(591,156)	$175,000	$508,878	$2,258,993	$427,127	$2,778,842

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 27, 2002
(In Thousands of Dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non- Guarantor Subsidiaries
					Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$—	$344,305	$—	$344,305
Accounts and notes receivable, net	—	—	228,428	623,792	(167,548)	684,672
Contracts in process and inventories	—	—	—	289,933	—	289,933
Other current assets	—	—	—	77,497	—	77,497

Total current assets	—	—	228,428	1,335,527	(167,548)	1,396,407
Investment in subsidiaries and others	(780,671)	—	(842,608)	150,514	1,561,288	88,523
Land, buildings & equipment (net)	—	—	—	407,819	—	407,819
Notes and accounts receivable – long- term	210,000	175,000	595,656	21,944	(980,656)	21,944
Intangible assets (net)	—	—	—	122,882	—	122,882
Asbestos-related insurance recovery
receivable	—	—	534,045	—	—	534,045
Other non-current assets	—	—	20,749	316,468	—	337,217

TOTAL ASSETS	$(570,671)	$175,000	$536,270	$2,355,154	$413,084	$2,908,837

Liabilities & Shareholders’ Equity
Accounts payable and accrued expenses	$320	$—	$58,927	$743,390	$(167,548)	$635,089
Estimated costs to complete long-term
contracts	—	—	—	707,323	—	707,323
Other current liabilities	(52)	—	(1,085)	199,348	—	198,211

Total current liabilities	268	—	57,842	1,650,061	(167,548)	1,540,623
Corporate and other debt	—	—	340,000	59,939	—	399,939
Special-purpose project debt	—	—	—	181,613	—	181,613
Pension, postretirement and other
employee benefits	—	—	—	437,820	—	437,820
Asbestos-related liability	—	—	519,790	—	—	519,790
Other long-term liabilities and
minority interest	—	—	399,255	699,107	(980,656)	117,706
Subordinated Robbins obligations	—	—	—	107,285	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	175,000	—	—	—	175,000

TOTAL LIABILITIES	210,268	175,000	1,316,887	3,135,825	(1,148,204)	3,689,776

Common stock and paid in capital	242,490	—	242,490	242,490	(484,980)	242,490
Retained deficit	(653,991)	—	(653,669)	(653,723)	1,307,392	(653,991)
Accumulated other comprehensive loss	(369,438)	—	(369,438)	(369,438)	738,876	(369,438)

TOTAL SHAREHOLDERS’ EQUITY	(780,939)	—	(780,617)	(780,671)	1,561,288	(780,939)

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$(570,671)	$175,000	$536,270	$2,355,154	$413,084	$2,908,837

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Three Months Ended March 28, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non- Guarantor Subsidiaries
					Eliminations	Consolidated

Operating revenues	$—	$—	$—	$784,092	$—	$784,092
Other income	3,413	4,372	13,696	26,798	(21,503)	26,776

Total revenues and other income	3,413	4,372	13,696	810,890	(21,503)	810,868

Cost of operating revenues	—	—	—	727,129	—	727,129
Selling, general and administrative
expenses	—	—	—	51,740	—	51,740
Other deductions and minority
interest	6	—	130	22,431	—	22,567
Interest expense (*)	3,434	4,372	14,058	21,433	(21,503)	21,794
Equity in net loss of subsidiaries	(19,793)	—	(19,296)	(492)	39,581	—

Loss before income taxes	(19,820)	—	(19,788)	(12,335)	39,581	(12,362)
Provision for income taxes	—	—	—	7,458	—	7,458

Net loss	(19,820)	—	(19,788)	(19,793)	39,581	(19,820)

Other comprehensive loss:
Foreign currency translation
adjustment	(815)	—	(815)	(815)	1,630	(815)

Comprehensive loss	$(20,635)	$—	$(20,603)	$(20,608)	$41,211	$(20,635)

(*) Includes dividends on preferred securities of $4,372.

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Three Months Ended March 29, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non- Guarantor Subsidiaries
					Eliminations	Consolidated

Operating revenues	$—	$—	$—	$795,409	$—	$795,409
Other income	3,413	4,012	13,699	10,645	(21,149)	10,620

Total revenues and other income	3,413	4,012	13,699	806,054	(21,149)	806,029

Cost of operating revenues	—	—	—	711,932	—	711,932

Selling, general and administrative
expenses	—	—	—	54,258	—	54,258

Other deductions and minority
interest	5	—	2,167	36,477	—	38,649

Interest expense (*)	3,437	4,012	12,508	22,108	(21,149)	20,916

Equity in net losses of subsidiaries	(25,591)	—	(24,952)	(634)	51,177	—

Loss before income taxes	(25,620)	—	(25,928)	(19,355)	51,177	(19,726)
Provision/(benefit) for income
taxes	(10)	—	(342)	6,236	—	5,884

Net loss prior to cumulative effect of
a change in accounting principle	(25,610)	—	(25,586)	(25,591)	51,177	(25,610)
Cumulative effect of a change in
accounting principle for goodwill,
net of $0 tax	(150,500)	—	(150,500)	(150,500)	301,000	(150,500)

Net loss	(176,110)	—	(176,086)	(176,091)	352,177	(176,110)

Other comprehensive loss:
Foreign currency translation adjustment	(9,277)	—	(9,277)	(9,277)	18,554	(9,277)
Net loss on derivative instruments	(3,378)	—	(3,378)	(3,378)	6,756	(3,378)

Comprehensive loss	$(188,765)	$—	$(188,741)	$(188,746)	$377,487	$(188,765)

(*) Includes dividends on preferred securities of $4,012.

Back to Index

FOSTER WHEELER LTD.
 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Three Months Ended March 28, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non- Guarantor Subsidiaries
					Eliminations	Consolidated

Cash Flows from Operating Activities

Net cash (used)/provided by
Operating Activities	$(27)	$—	$2,861	$(26,970)	$7,166	$(16,970)

Cash Flows from Investing Activities
Change in restricted cash	—	—	—	(3,697)	—	(3,697)
Capital expenditures	—	—	—	(3,613)	—	(3,613)
Proceeds from sale of assets	—	—	—	72,918	—	72,918
Decrease in investment and
advances	—	—	—	3,718	—	3,718
Increase in short-term investment	—	—	—	(2)	—	(2)

Net cash provided by
Investing Activities	—	—	—	69,324	—	69,324

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	—	—	—
Decrease in short-term debt	—	—	—	(503)	—	(503)
Proceeds from long-term debt	—	—	—	18	—	18
Repayment of long-term debt	—	—	(10,000)	(3,603)	—	(13,603)
Other	27	—	7,139	(2,879)	(7,166)	(2,879)

Net cash provided/(used) by
Financing Activities	27	—	(2,861)	(6,967)	(7,166)	(16,967)

Effect of exchange rate changes on
cash and cash equivalents	—	—	—	4,414	—	4,414

Increase in cash and cash equivalents	—	—	—	39,801	—	39,801
Cash and cash equivalents, beginning
of period	—	—	—	344,305	—	344,305

Cash and cash equivalents, end of
period	$—	$—	$—	$384,106	$—	$384,106

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Three Months Ended March 29, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non- Guarantor Subsidiaries
					Eliminations	Consolidated

Cash Flows from Operating Activities

Net cash (used)/provided by
Operating Activities	$(29)	$—	$2,838	$215,992	$(72,809)	$145,992

Cash Flows from Investing Activities
Capital expenditures	—	—	—	(4,565)	—	(4,565)
Proceeds from sale of properties	—	—	—	157	—	157
Increase in investment and advances	—	—	—	(368)	—	(368)

Net cash used by Investing Activities	—	—	—	(4,776)	—	(4,776)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	—	—	—
Decrease in short-term debt	—	—	—	(12,278)	—	(12,278)
Proceeds from long-term debt	—	—	70,000	11,321	—	81,321
Repayment of long-term debt	—	—	—	(3,037)	—	(3,037)
Other	29	—	(72,838)	(2,061)	72,809	(2,061)

Net cash provided/(used) by
Financing Activities	29	—	(2,838)	(6,055)	72,809	63,945

Effect of exchange rate changes on
cash and cash equivalents	—	—	—	(6,003)	—	(6,003)

Increase in cash and cash equivalents	—	—	—	199,158	—	199,158
Cash and cash equivalents, beginning
of period	—	—	—	224,020	—	224,020

Cash and cash equivalents, end of
period	$—	$—	$—	$423,178	$—	$423,178

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

4.1
Amendment of Guarantee Agreement, dated as of March 15, 2003, made by Foster Wheeler Ltd. in favor of FW Preferred Capital Trust I. (Filed as Exhibit 4.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference.)

4.2
Second Supplemental Indenture, dated as of March 15, 2003, among Foster Wheeler Ltd., FW Preferred Capital Trust I and BYN Midwest Trust Company. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference.)

Back to Index

10.1
Asset Purchase Agreement dated as of February 17, 2003 by and among Tetra Tech, Inc., Tetra Tech FW, Inc., and Foster Wheeler Ltd., Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Environmental Corporation and Hartman Consulting Corporation. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference.)

10.2
Amendment to the Asset Purchase Agreement dated as of March 7, 2003 by and among Tetra Tech, Inc., Tetra Tech FW, Inc., and Foster Wheeler Ltd., Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Environmental Corporation and Hartman Consulting Corporation. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference.)

10.3
Deed between Foster Wheeler LLC and Foster Wheeler Realty Services, Inc. and CIT Group Inc. (NJ) dated March 31, 2003. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference.)

10.4
Separation letter between Joseph T. Doyle and Foster Wheeler Ltd. dated April 4, 2003. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference.)

10.5
Interim Management and Restructuring Services letter agreement between AP Services and Foster Wheeler Ltd. dated November 22, 2002. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference.)

10.6
First Amendment to the Interim Management Restructuring Services letter agreement between AP Services and Foster Wheeler Ltd. dated April 7, 2003. (Filed as Exhibit 10.6 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference.)

10.7
Amendment No. 2 dated April 21, 2003 to the Lease Agreement between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.7 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference.)

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

FOSTER WHEELER LTD.
(Registrant)

Date: June 20, 2003	/s/ RAYMOND J. MILCHOVICH
Raymond J. Milchovich
Chairman, President and
Chief Executive Officer

Date: June 20, 2003	/s/ KENNETH A. HILTZ
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

/s/ KENNETH A. HILTZ
Kenneth A. Hiltz
Chief Financial Officer