Form 10-Q
period 2003-06-27
FOSTER WHEELER LTD
filed 2003-08-08
CIK 1130385

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 27, 2003

OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to

Commission File Number 001-31305

FOSTER WHEELER LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	22-3802649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Perryville Corporate Park, Clinton, NJ	08809-4000
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:(908) 730-4000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,771,560 shares of the Company’s common stock ($1.00 par value) were outstanding as of June 27, 2003.

FOSTER WHEELER LTD.
INDEX

Part I		Financial Information:

Item 1	–	Financial Statements:

Condensed Consolidated Balance Sheet at June 27, 2003 and December 27, 2002

Condensed Consolidated Statement of Earnings and Comprehensive Income for the Three and Six Months Ended June 27, 2003 and June 28, 2002 (Restated)

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 27, 2003 and June 28, 2002 (Restated)

Notes to Condensed Consolidated Financial Statements

Item 2	–	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3	–	Quantitative and Qualitative Disclosures about Market Risk

Item 4	–	Controls and Procedures

Part II		Other Information:

Item 1	–	Legal Proceedings

Item 6	–	Exhibits and Reports on Form 8-K

Signatures

Back to Contents

PART I   FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In Thousands of Dollars) (Unaudited)

	June 27, 2003	December 27, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$370,487	$344,305
Short-term investments	281	271
Accounts and notes receivable, net	564,780	628,221
Contracts in process and inventories	213,280	279,824
Prepaid, deferred and refundable income taxes	34,188	41,155
Prepaid expenses	38,441	36,071

Total current assets	1,221,457	1,329,847

Land, buildings and equipment	731,021	769,680
Less accumulated depreciation	360,822	361,861

Net book value	370,199	407,819

Restricted cash	48,521	84,793
Notes and accounts receivable – long-term	30,685	21,944
Investment and advances	91,301	88,523
Goodwill, net	50,756	50,214
Other intangible assets, net	72,372	72,668
Prepaid pension cost and related benefit assets	26,922	26,567
Asbestos-related insurance recovery receivable	520,717	534,045
Other assets	163,770	156,279
Deferred income taxes	74,225	69,578

TOTAL ASSETS	$2,670,925	$2,842,277

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current installments on long-term debt	$27,661	$31,562
Bank loans	442	14,474
Accounts payable and accrued expenses	608,533	635,089
Estimated costs to complete long-term contracts	596,936	645,763
Advance payments by customers	76,402	82,658
Income taxes	61,483	64,517

Total current liabilities	1,371,457	1,474,063

Corporate and other debt less current installment.	335,321	341,702
Special-purpose project debt less current installments	175,690	181,613
Capital lease obligations	60,144	58,237
Deferred income taxes	7,763	8,333
Pension, postretirement and other employee benefits	477,205	437,820
Asbestos-related liability	481,178	519,790
Other long-term liabilities and minority interest	114,083	109,373
Subordinated Robbins exit funding obligations less current installment	107,285	107,285
Convertible subordinated notes	210,000	210,000
Mandatory redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures	175,000	175,000
Commitments and contingencies	—	—

TOTAL LIABILITIES	3,515,126	3,623,216

SHAREHOLDERS’ DEFICIT:
Common Stock	40,772	40,772
Paid-in capital	201,841	201,718
Accumulated deficit	(703,149)	(653,991)
Accumulated other comprehensive loss	(383,665)	(369,438)

TOTAL SHAREHOLDERS’ DEFICIT	(844,201)	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,670,925	$2,842,277

See notes to condensed consolidated financial statements.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

		(Restated)		(Restated)
		(See Note 2)		(See Note 2)
Revenues:
Operating revenues	$922,238	$944,334	$1,706,330	$1,739,743
Other income	13,568	14,567	40,344	25,187

Total revenues and other income	935,806	958,901	1,746,674	1,764,930

Costs and expenses:
Cost of operating revenues	859,215	895,547	1,586,344	1,607,479
Selling, general and administrative expenses	47,388	57,706	99,128	111,964
Other deductions	25,674	65,719	46,918	103,025
Minority interest	3,035	2,073	4,358	3,416
Interest expense	18,410	15,053	35,832	31,957
Dividends on preferred security of subsidiary trust	4,487	4,104	8,859	8,116

Total costs and expenses	958,209	1,040,202	1,781,439	1,865,957

Loss before income taxes	(22,403)	(81,301)	(34,765)	(101,027)
Provision for income taxes	6,935	4,695	14,393	10,579

Net loss prior to cumulative effect of a change in accounting principle	(29,338)	(85,996)	(49,158)	(111,606)
Cumulative effect on prior years (to December 28, 2001) of a change in accounting principle for goodwill, net of $0 tax	—	—	—	(150,500)

Net loss	(29,338)	(85,996)	(49,158)	(262,106)

Other comprehensive earnings/(loss):
Foreign currency translation adjustment	99	18,683	(716)	9,406
Change in unrealized losses on derivative instruments, net of tax
	—	—	—	(1,679)
Reclassification of unrealized gain on derivative instruments to earnings
	—	(456)	—	(2,155)
Minimum pension liability adjustment, net of $0 tax benefit	(13,511)	—	(13,511)	—

Comprehensive loss	$(42,750)	$(67,769)	$(63,385)	$(256,534)

Back to Contents

	Three Months Ended		Six Months Ended

	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Loss per share:
Basic:
Net loss prior to cumulative effect of a change in accounting principle	$(0.72)	$(2.10)	$(1.20)	$(2.73)
Cumulative effect on prior years (to December 28, 2001) of a change in accounting principle for goodwill	—	—	—	(3.67)

Net loss	$(0.72)	$(2.10)	$(1.20)	$(6.40)

Diluted:
Net loss prior to cumulative effect of a change in accounting principle	$(0.72)	$(2.10)	$(1.20)	$(2.73)
Cumulative effect on prior years (to December 28, 2001) of a change in accounting principle for goodwill	—	—	—	(3.67)

Net loss	$(0.72)	$(2.10)	$(1.20)	$(6.40)

Shares outstanding (in thousands):
Basic: weighted average number of shares outstanding	41,044	40,945	41,039	40,932
Diluted: effect of share options	—	—	—	—

Total diluted	41,044	40,945	41,039	40,932

Cash dividends paid per common share	$—	$—	$—	$—

See notes to condensed consolidated financial statements.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	Six Months Ended

	June 27, 2003	June 28, 2002

		(Restated)
		(See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,158)	$(262,106)
Adjustments to reconcile net earnings to cash flows from
operating activities:
Cumulative effect of a change in accounting principle	—	150,500
Depreciation and amortization	18,284	22,703
Deferred tax (benefit)/provision	(2,721)	3,655
(Gain)/loss on sale of assets	(16,071)	50,800
Dividends on Preferred Trust securities	8,859	8,116
Dividends in excess of equity earnings	729	2,999
Other	15,711	1,611
Changes in assets and liabilities:
Receivables	65,882	62,674
Contracts in process and inventories	27,731	76,091
Accounts payable and accrued expenses	(26,813)	(110,730)
Estimated costs to complete long-term contracts	(74,790)	64,666
Advance payments by customers	(10,479)	13,706
Income taxes	4,649	(4,504)
Other assets and liabilities	(33,894)	4,771

NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES	(72,081)	84,952

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	40,180	(40,594)
Capital expenditures	(7,534)	(10,940)
Proceeds from sale of assets	81,425	1,170
Decrease/(increase) in investments and advances	597	(1,567)
(Increase)/decrease in short-term investments	(5)	4

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	114,663	(51,927)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to minority shareholder	(2,879)	(2,061)
(Decrease)/increase in short-term debt	(14,505)	299
Proceeds from long-term debt	83	69,118
Repayment of long-term debt	(17,214)	(5,044)

NET CASH (USED)/PROVIDED BY FINANCING ACTIVITIES	(34,515)	62,312

Effect of exchange rate changes on cash and cash equivalents	18,115	24,667

INCREASE IN CASH AND CASH EQUIVALENTS	26,182	120,004
Cash and cash equivalents at beginning of year	344,305	224,020

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$370,487	$344,024

Cash paid during period:
Interest (net of amount capitalized)	$30,011	$26,298

Income taxes	$4,061	$5,080

See notes to condensed consolidated financial statements.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars, Except per Share Amounts)
(Unaudited)

1.	The accompanying condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as the Company maintaining credit facilities and bonding capacity adequate to conduct its business. The Company has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and in the six months ended June 27, 2003, and has a shareholder deficit of $844,201 at June 27, 2003. The Company has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. The Company received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the credit facilities were amended to provide covenant relief of up to $180,000 of gross pre-tax charges recorded in the third quarter of 2002 and also to provide that up to an additional $63,000 in pre-tax charges related to specific contingencies could be excluded from the covenant calculation through December 2003, if incurred. In March 2003 the Senior Credit Facility was again amended to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants and the minimum EBITDA and senior debt ratio. The credit facilities were also amended in July 2003 to provide waivers of the applicable sections of the Senior Credit Facility to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. There is no assurance that the Company will be able to comply with the terms of the Senior Credit Facility, as amended, and other debt agreements during 2003 and 2004.

The Company’s U.S. operations are cash flow negative and are expected to continue to generate negative cash flow due to a number of factors including the litigation and settlement of asbestos related claims, costs related to the Company’s indebtedness, obligations to fund U.S. pension obligations, and other expenses related to corporate overhead. As of June 27, 2003, the Company had aggregate indebtedness of approximately $1,100,000, which must be funded primarily from distributions from subsidiaries. As of June 27, 2003, the Company had cash and cash equivalents on hand, short-term investments, and restricted cash totaling $419,000 compared to $429,000 as of December 27, 2002. Of the total cash at June 27, 2003, approximately $342,000 was held by foreign subsidiaries. The Company requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations minimum working capital needs. The Company’s current 2003 forecast assumes cash repatriations from its non-U.S. subsidiaries from royalties, management fees, inter-company loans, debt service on inter-company loans, and dividends, of approximately $125,000. As of June 27, 2003 $50,000 has been repatriated from the non-U.S. subsidiaries.

There can be no assurance that the balance will be repatriated as there are significant legal and contractual restrictions on the Company’s ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts are well in excess of the $44,000 classified as restricted cash in the accompanying condensed consolidated balance sheet. In addition, certain of the Company’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory minimum capitalization requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law which could result in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, the Company may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries or future earnings of those subsidiaries in sufficient amounts to fund its working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit the Company’s ability to continue as a going concern.

Back to Contents

Management updates its forecasts of U.S. liquidity on a weekly basis. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, cash repatriated from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, and working capital needs. Commercial operations under a contract retained by the Company in the Foster Wheeler Environmental asset sale that were to commence in the fourth quarter of 2003, have been delayed. This change in timing will delay receipt of a material amount of domestic cash until early 2004 that was previously expected in the fourth quarter of 2003. Management developed a plan to increase the U.S. cash flow in the fourth quarter, but actions within the plan are contingent on the approval of certain third parties. If the efforts to secure the required approvals are unsuccessful, the Company may not have sufficient cash to operate its U.S. businesses in the fourth quarter 2003 and may not be able to continue to operate as a going concern. If the required approvals are obtained and the U.S. cash flow is increased, management forecasts that sufficient cash will be available to fund the Company’s U.S. working capital needs through 2004. There can be no assurance that the cash amounts realized and/or timing of the cash flows will match the Company’s forecast. It is possible that asset sales may result in amounts realized which differ materially from the balances recorded in the financial statements.

As part of its debt restructuring plan, the Company and some of its subsidiaries filed a registration statement on Form S-4 under the Securities Act of 1933 with the Securities and Exchange Commission on July 15, 2003 relating to an offer to exchange preferred shares of a wholly-owned subsidiary of the Company in exchange for all of the existing Preferred Trust Securities issued by FW Preferred Capital Trust I. The registration statement is currently being reviewed by the Securities and Exchange Commission. As part of the restructuring, the Company also expects to make an exchange offer to the holders of its Convertible Subordinated Notes and holders of the bonds supported by the Robbins Facility exit funding agreement of preferred shares of a newly formed subsidiary that would hold substantially all of the subsidiaries and assets of the Company’s engineering and construction business. The planned restructuring contemplates the sale of assets, including the potential sale of one or more of the Company’s European operations. The Company may not be able to complete the components of the restructuring plan on acceptable terms, or at all.

Failure by the Company to achieve its forecast and complete the components of the restructuring plan on acceptable terms would have a material adverse effect on the Company’s financial condition. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In August 2002, the Company finalized a Senior Credit Facility with its lender group. This facility, including a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility, expires on April 30, 2005. The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with amendment no. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries. The Senior Credit Facility has no scheduled repayments prior to maturity on April 30, 2005. The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retains the first $77,000 of such amounts and also retains a 50% share of the balance. The financial covenants in the agreement commenced at the end of the first quarter 2003 and include a senior leverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) level as described in the agreement, as amended. With the Company’s sale of the Foster Wheeler Environmental net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, a principal prepayment of $1,445 was made on the term loan in the second quarter of 2003.

Back to Contents

Amendment No. 1 to the Senior Credit Facility, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pre-tax charges recorded by the Company in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. Through the second quarter of 2003, $11,000 of the contingency risks was favorably resolved, and additional project reserves were established for $31,000 leaving a contingency balance of $21,000.

Amendment No. 2 to the Senior Credit Facility, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Senior Credit Facility. In connection with this amendment of the Senior Credit Facility, the Company made a prepayment of principal on the term loan in the aggregate amount of $10,000.

Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modifies certain affirmative and negative covenants to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. In connection with this amendment to the Senior Credit Facility, the Company agreed to pay a reduction fee equal to 5% of the lenders’ credit exposure if the Company has not made a prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004.

Holders of the Company’s 6.75% Notes due November 15, 2005 have a security interest in the stock and debt of Foster Wheeler LLC's subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the Senior Credit Facility. As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $188,600 at June 27, 2003) have priority to the 6.75% Notes in these assets while the security interest of the 6.75% Notes ranks equally and ratably with another $69,000 of debt under the Senior Credit Facility.

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

Back to Contents

FW Funding entered into a Purchase, Sale and Contribution Agreement (“PSCA”) on August 15, 2002 with six of the Company’s wholly owned domestic subsidiaries. Pursuant to the PSCA, FW Funding is obligated to purchase eligible trade receivables, as defined in the PSCA, from these companies and these companies are obligated to contribute as capital their ineligible trade accounts receivable as defined in the PSCA. On August 15, 2002, FW Funding also entered into a Loan and Security Agreement with Foothill Capital Corporation and Ableco Finance Corporation LLC. Under this agreement, FW Funding has the ability to borrow up to a maximum of $40,000 using eligible trade accounts receivable as security. FW Funding pays 10% interest on all outstanding borrowings. In addition, FW Funding pays a monthly unused line fee equal to 0.5% per annum of the maximum available amount less the average daily amount of borrowings during the preceding month. The facility is subject to covenant compliance. The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the receivable purchaser to terminate the arrangement and accelerate any amounts then outstanding. Although the Company had not received a notice of termination, the Company had been informed by the lender that it believes FW Funding is out of compliance with certain maintenance covenants regarding the nature and amount of domestic receivables. On July 31, 2003, the receivables financing documents were amended to adjust, among other things, certain financial, maintenance and reporting covenants, and to create Foster Wheeler Funding II LLC, a wholly owned special purpose subsidiary, to operate the facility.

No borrowings were outstanding under this facility as of June 27, 2003 or December 27, 2002. As of June 27, 2003, FW Funding held $115,300 of trade accounts receivable, which are included in the condensed consolidated balance sheet.

The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management’s forecast indicates that the Company will be in compliance with the debt covenants throughout 2003 and 2004. However, there can be no assurance that the actual financial results will match the forecasts or that the Company will not violate the covenants. If the Company violates a covenant under the Senior Credit Facility or the sale/leaseback arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a default under the following agreements: the 6.75% Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the Subordinated Robbins Facility exit funding obligations, and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well. The total a mount of the debt that could be accelerated, including the amount outstanding under the Senior Credit Facility, is $918,500 as of June 27, 2003. The Company would not be able to repay amounts borrowed if the payment dates were accelerated. Failure by the Company to repay such amounts would cause the Company to no longer be able to operate as a going concern. The debt covenants and the potential payment acceleration requirements raise substantial doubts about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On March 18, 2003, Foster Wheeler received a formal notice from the New York Stock Exchange (“NYSE”) indicating that the Company was below the continued listing criteria of a total market capitalization of not less than $50,000 over a 30-day trading period and shareholders’ equity of not less than $50,000. The Company has held discussions with the NYSE and on May 5, 2003, submitted a business plan that demonstrates compliance with the continued listing standard within 18 months of notice from the NYSE. The NYSE accepted the Company’s business plan on June 25, 2003, but will perform quarterly reviews until December 2004 for compliance with the goals and initiatives outlined in the Company’s plan. Foster Wheeler continues to be listed on the NYSE but its ticker symbol has been designated with the letters “bc” indicating that it is below compliance with respect to the listing standards. There can be no assurance that the Company’s plan to return to compliance will be successful.

2.	The condensed consolidated balance sheet as of June 27, 2003 and the related condensed consolidated statements of earnings and comprehensive income for the three and six-month periods ended June 27, 2003 and June 28, 2002, as restated, and condensed consolidated statement of cash flows for the six months ended June 27, 2003 and June 28, 2002, as restated, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items except for specific items discussed herein. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in Foster Wheeler Ltd.'s Annual Report on Form 10-K/A for the fiscal year ended December 27, 2002 (“2002 Form 10-K”) filed with the Securities and Exchange Commission on June 20, 2003. The condensed consolidated balance sheet as of December 27, 2002 has been derived from the audited consolidated balance sheet included in the 2002 Form 10-K. A summary of Foster Wheeler Ltd.’s significant accounting policies is presented below. There has been no material change in the accounting policies followed by Foster Wheeler Ltd. (hereinafter referred to as “Foster Wheeler” or the “Company”) during the second quarter of 2003.

Back to Contents

Restatement — In the fourth quarter of 2002, management determined that the liabilities and results of operations associated with one of its postretirement medical benefit plans was not accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (“SFAS 106”). The condensed consolidated statement of earnings and comprehensive income for the three and six months ended June 28, 2002 and the condensed consolidated statement of cash flows for the six month period ended June 28, 2002 have been restated to account for such benefit plan in accordance with SFAS 106. Also see Note 15.

In addition, the 2002 financial statements have been revised to reflect the cumulative effect of the change in accounting principle for goodwill in accordance with the provisions of SFAS 142, “Goodwill and Other Intangibles.” As permitted by SFAS 142, the Company completed its step two assessment of goodwill impairment on one of its reporting units in the fourth quarter of 2002, resulting in an impairment charge of $77,000. The June 28, 2002 financial statements have been revised in accordance with SFAS 142 to record this charge effective as of the beginning of the year (December 29, 2001), as required.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of Foster Wheeler and all significant domestic and foreign subsidiary companies. All significant intercompany transactions and balances have been eliminated.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts, customer and vendor claims, depreciation, employee and retiree benefit plans, taxes, asbestos litigation and expected recoveries and contingencies, among others. The Company established a provision for the balance of outstanding commercial claims as of December 27, 2002. The Company revised its estimates of claim revenues to reflect recent adverse recovery experience, management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. As of December 27, 2002, the Company had recorded commercial claims of $0. In early July 2003, a subsidiary of the Company received $23,000 in settlement of a receivable dispute and corresponding claim from a client. A pre-tax gain of $2,500 associated with the anticipated claim recovery was recorded in the second quarter of 2003; accordingly as of June 27, 2003, the Company had recorded commercial claims of $2,500. The cash proceeds will be recorded in the third quarter of 2003. At June 27, 2003 and December 27, 2002, the Company anticipates collection of approximately $7,000 and $9,000, respectively, in requests for equitable adjustments. These amounts relate primarily to a claim against a U.S. Government agency for a project currently being executed. If this claim were to be unsuccessful, the costs would be charged to cost of operating revenues.

Revenue Recognition on Long-term Contracts — Revenues and profits in long-term fixed price contracts are recorded under the percentage of completion method. Progress towards completion is measured using physical completion for all contracts with a value in excess of $5,000. Progress toward completion for fixed priced contracts with a value under $5,000 is measured using the cost-to-cost method.

Revenues and profits on cost-reimbursable contracts are recorded as the costs are incurred. The Company includes flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when the Company is responsible for the engineering specifications and procurement for such costs.

Back to Contents

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

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: (i) the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; (ii) costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and (iii) the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. While the Company has established reserves against its commercial claims to bring the net book value of such claims to $2,500 at June 27, 2003 and $0 at December 27, 2002, such claims continue to be pursued and are currently in various stages of negotiation, arbitration and other legal proceedings.

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

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of approximately $297,500 are maintained by foreign subsidiaries as of June 27, 2003. These subsidiaries require a substantial portion of these funds to support their liquidity and working capital needs as well as required minimum capitalization and contractual restrictions. Accordingly, these funds may not be readily available for repatriation to U.S. entities.

Restricted Cash — Restricted cash at June 27, 2003 consists of approximately $3,800 held by special purpose entities and restricted for debt service payments; approximately $40,200 that was required to collateralize letters of credit and bank guarantees, and approximately $4,500 of client escrow funds. Domestic restricted cash totals approximately $4,400 which relates to funds held by special purpose entities and restricted for debt service payments and client escrow funds. Foreign restricted cash totals approximately $44,100 and is comprised of cash collateralized letters of credit and bank guarantees and client escrow funds.

Back to Contents

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

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this new statement was not material to the Company.

Investments and Advances — The Company uses the equity method of accounting for investment ownership of between 20% and 50% in affiliates unless significant economic considerations indicate that the cost method is appropriate. The equity method is also used for investments in which ownership is greater than 50% when the Company does not have a controlling financial interest. Investment ownership of less than 20% in affiliates is carried at cost. Currently, all of the Company’s significant investments in affiliates that are not consolidated are recorded using the equity method.

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

The Company enters into foreign exchange contracts in its management of foreign currency exposures related to commercial contracts. Changes in the fair value of derivative contracts that qualify as designated cash flow hedges are deferred until the hedged forecasted transaction affects earnings. Amounts receivable or payable (gains or losses) under foreign exchange hedges are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” At June 27, 2003, the Company did not meet the requirements for deferral under SFAS 133 and recorded a gain of $207 for the three months and a loss of $947 for the six months ended June 27, 2003 on derivative instruments.

Back to Contents

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

As of June 27, 2003 and December 27, 2002, the Company had unamortized goodwill of $50,756 and $50,214, respectively, all related to the Finnish operations of the Energy Group. The increase in goodwill is due to foreign currency translation adjustments of $542. In accordance with SFAS 142, the Company is no longer amortizing goodwill. The Company recognized $150,500 of impairment losses in 2002 related to the goodwill as a cumulative effect of a change in accounting principle. Of this total, $24,800 was associated with the Camden waste-to-energy facility and $77,000 was associated with the North American Power unit included in the operations of the Energy Group. The fair value of the facility and the operating unit were estimated using the expected present value of future cash flows. The remaining $48,700 related to Foster Wheeler Environmental Corporation is recorded in the Engineering & Construction Group. (Refer to Note 14 regarding the sale of certain assets of Foster Wheeler Environmental Corporation on March 7, 2003.) An impairment of the goodwill on this subsidiary was determined based upon indications of its market value from potential buyers.

The following table details amounts relating to identifiable intangible assets.

	As of June 27, 2003		As of December 27, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$36,296	$12,885	$35,695	$11,973
Trademarks	61,312	12,351	60,378	11,432

Total	$97,608	$25,236	$96,073	$23,405

Back to Contents

Amortization expense related to patents and trademarks for the three and six month periods ended June 27, 2003 was $920 and $1,831, respectively. Amortization expense for the comparable periods in 2002 was $879 and $1,750, respectively. Amortization expense is expected to approximate $3,500 each year in the next five years.

Earnings per Share —Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Options to purchase 4,749,071 and 5,299,071 shares of common stock were not included in the computation of diluted earnings per share for the three and six months ended June 27, 2003, respectively, because the options’ exercise price was greater than the average market price. Options to purchase 4,848,788 shares of common stock were not included in the computation of diluted earnings per share for both the three and six months ended June 27, 2002, as restated, because the options’ exercise price was greater than the average market price. Options to purchase 3,877,361 and 3,327,361 shares of common stock were not included in the computation of diluted earnings per share for the three and six months ended June 27, 2003, respectively, due to their antidilutive effect. Options to purchase 277,000 shares of common stock were not included in the computation of diluted earnings per share for both the three and six months ended June 28, 2002, as restated, due to their antidilutive effect. The 13,085,751 shares issuable upon conversion of the convertible subordinated notes were not included in the computation of diluted earnings per share for the quarterly or year-to-date periods ended June 27, 2003 or June 28, 2002 as restated, due to their antidilutive effect.

The Company has option plans which reserve shares of common stock for issuance to executives, key employees, and directors. The Company has adopted the disclosure only provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation – Transition and Disclosure.” Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated in the following chart. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model.

	June 27, 2003		June 28, 2002

	Three Months	Six Months	Three Months	Six Months

Net loss – as reported	$(29,338)	$(49,158)	$(85,996)	$(262,106)

Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of $0 tax	31	31	29	29

Net loss – pro forma	$(29,369)	$(49,189)	$(86,025)	$(262,135)

Loss per share as reported:
Basic	$(0.72)	$(1.20)	$(2.10)	$(6.40)
Diluted*	$(0.72)	$(1.20)	$(2.10)	$(6.40)
Loss per share – pro forma
Basic	$(0.72)	$(1.20)	$(2.10)	$(6.40)
Diluted*	$(0.72)	$(1.20)	$(2.10)	$(6.40)

*	Stock options not included in diluted earnings per share due to losses in June 2003 and June 2002

Reclassifications— Certain prior period amounts have been reclassified to conform to current financial statement presentation. In particular, valuation allowances on accounts receivable trade of $66,561 have been reclassified from estimated costs to complete long-term contracts ($61,561) and advance payments ($5,000) to accounts receivable trade. Accordingly, the accounts receivable trade balance is now presented net of all related reserves.

Back to Contents

Recent Accounting Developments — In June 2002, the FASB issued SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds previous statements regarding the extinguishment of debt and amends SFAS 13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale/leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale/leaseback transactions. The provisions of SFAS 145 related to the extinguishment of debt are to be applied to fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002. The adoption of this statement did not have a material impact on the Company.

In June 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires liabilities associated with an exit or disposal activity to be recognized at fair value when the liability is incurred. This contrasts with previous accounting requirements, under which liabilities for exit or disposal activities are recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, although early adoption is permitted. The Company implemented SFAS 146 in the fourth quarter of 2002. In connection with the Company’s exit from the Dansville, NY manufacturing facility, the Company recognized $5,300 as a charge to earnings in 2002 in accordance with this standard.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosures, in both interim and annual financial statements, about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The provisions of this standard relating to the fair value measurements do not affect the Company as it accounts for stock-based employee compensation under the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” as permitted under SFAS 123. The Company has implemented the disclosure requirements of this standard.

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

The interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. This interpretation does not apply to certain guarantee contracts and the provisions related to recognizing a liability at inception for the fair value of the guarantor’s obligation do not apply to the following:

a.	Product warranties;
b.	Guarantees that are accounted for as derivatives;
c.	Guarantees that represent contingent consideration in a business combination;
d.	Guarantees for which the guarantor’s obligations would be reported as an equity item (rather than a liability);

Back to Contents

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

However, the guarantees described in a. through g. above are subject to the disclosure requirements.

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

In March 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation requires consolidation by business enterprises of variable interest rate entities which have one or both of the following characteristics:

•	The equity investment at risk is not sufficient to permit the entity to finance its entity without additional subordinated financial support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; and

•	The equity investors lack one or more of the following essential characteristics of a controlling financial interest: a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights; b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; and c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected loss.

FIN 46 applies immediately to variable interest rate entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

The Company is currently assessing the impact of the adoption of this interpretation.

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

Back to Contents

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability; many of which had been previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This statement does not impact the financial instruments issued by the Company prior to May 31, 2003.

3.	At June 27, 2003, a total of 8,909,501 shares of common stock were reserved for issuance under various stock option plans; of this total, 533,069 were not under option.

4.	In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment design or plant construction. Based on its knowledge of the facts and circumstances surrounding such claims and of its insurance coverage for such claims, if any, management of the Company believes that the disposition of such suits will not result in charges against assets or earnings materially in excess of amounts previously provided for in the accounts.

Some of the Company’s subsidiaries, along with many other companies, are codefendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Company’s subsidiaries during the 1970s and prior. As of June 27, 2003, there were approximately 169,900 claims pending. During the second quarter of 2003, approximately 20,500 new claims have been filed and approximately 1,700 were either settled, or dismissed without payment. The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage, was $25,300 in the second quarter of 2003. As of June 28, 2002, there were approximately 121,900 claims pending. During the second quarter of 2002, approximately 13,000 new claims were filed and approximately 2,600 were either settled, or dismissed without payment. The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage, was $17,052 in the second quarter of 2002.

The Company’s subsidiaries continue to actively manage claims and to negotiate with certain insurance carriers concerning the limits of coverage provided during different time periods. An agreement which one of the Company’s subsidiaries has had with a number of insurers to allow for efficient and thorough handling of claims was terminated by one of the participant insurers with respect to claims filed after June 12, 2001. As a result, in the first quarter of 2001, lawsuits commenced among the Company’s subsidiaries and certain of the insurers to determine the respective rights and responsibilities under the policies going forward. The Company’s subsidiaries are currently in negotiations with the insurers, and the Company believes that they will enter into a similar replacement arrangement to govern the management of, and allocation of payments on, asbestos related claims filed after June 12, 2001. The Company anticipates that the existing insurance policies are adequate whether or not its subsidiaries can agree on a new arrangement with insurers. Although the expiration of the previous arrangement may delay the ability of the Company’s subsidiaries to get reimbursed on a timely basis by the insurers for claims filed after June 12, 2001, insurance policies will continue to cover asbestos related claims brought against the Company’s subsidiaries after June 12, 2001 and it is anticipated that the Company’s subsidiaries can continue to manage the resolution of such claims without a material adverse impact on the Company’s financial condition.

In July 2003, several subsidiaries of the Company and Liberty Mutual Insurance Company, one of its insurers, entered into a settlement and release agreement that resolves the coverage litigation between the Company and Liberty Mutual in both state courts in New York and New Jersey. The agreement provides for a buy-back of insurance policies and the settlement of all disputes between the Company and Liberty Mutual with respect to asbestos-related claims. The agreement requires Liberty Mutual to make payments over a 19-year period, subject to an annual cap, which declines over time, into a special account, established to pay a significant portion of the Company’s indemnity and defense costs for asbestos claims. These payments, however, would not be available to fund the Company’s required contributions to any national settlement trust that may be established by future federal legislation. The Company received in July an initial payment under the agreement of approximately $6,000, which was used to pay asbestos-related defense and indemnity costs.

Back to Contents

As of June 27, 2003, the Company had recorded a liability related to probable costs on asbestos-related insurance claims of approximately $516,200, of which approximately $35,000 is considered short-term. The Company had recorded an asset of approximately $555,700 relating to probable insurance recoveries of which the Company is awaiting reimbursement of approximately $81,900 as of June 27, 2003. In addition to the $520,700 shown separately in the balance sheet, approximately $35,000 is recorded in accounts and notes receivables. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending proceedings with certain insurers, as well as recoveries under a funding arrangement with other insurers, which has been in place since 1993. The total liability recorded is comprised of an estimated liability relating to open (outstanding) claims of approximately $360,500 and an estimated liability relating to future unasserted claims of approximately $155,700. These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type; and the breakdown of known and future claims into disease type. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. The defense costs and indemnity payments are expected to be incurred over the next 15 years during which period new claims are expected to decline from year to year. The Company believes that there will be a substantial reduction in the number of new claims filed after 2018 although there are no assurances this will be correct. Nonetheless, the Company plans to periodically update its forecasts of estimated future costs and insurance recoveries to take into consideration its future experience and other considerations such as legislation. Historically, the Company’s defense costs have represented approximately 24% of total costs. Through June 27, 2003, total indemnity costs paid were approximately $321,600 and total defense costs paid were approximately $101,600.

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

A San Francisco, California jury returned a verdict on March 26, 2002 finding Foster Wheeler liable for $10,600 in the case ofTodak vs. Foster Wheeler Corporation.The case was brought

Back to Contents

against Foster Wheeler, the U.S. Navy and several other companies by a 59-year-old man suffering from mesothelioma which allegedly resulted from exposure to asbestos. The case has been amicably resolved by the parties and the appeal of the verdict has been dismissed. The terms of the settlement are confidential. The Company’s financial obligation was covered by insurance.

On April 3, 2002 the United States District Court for the Northern District of Texas entered an amended final judgment in the matter ofKoch Engineering Company et al vs. Glitsch, Inc. et al.Glitsch, Inc. (now known as Tray, Inc.) is an indirect subsidiary of the Company. This lawsuit claimed damages for patent infringement and trade secret misappropriations and has been pending for over 18 years. A judgment was entered in this case on November 29, 1999 awarding plaintiffs compensatory and punitive damages plus prejudgment interest in an amount to be calculated. This amended final judgment in the amount of $54,283 included interest for the period beginning in 1983 when the lawsuit was filed through entry of judgment. Post-judgment interest would have accrued at a rate of 5.471% per annum from November 2 9, 1999. The management of Tray, Inc. believed that the Court’s decision contained numerous factual and legal errors subject to reversal on appeal. Tray, Inc. filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit. On April 7, 2003, Tray, Inc. filed for bankruptcy. In the third quarter of 2003, the parties amicably resolved the case. Management assessed the liability associated with this legal proceeding and determined that the previously recorded provision in the financial statements for this liability is adequate to address the terms of the settlement.

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

Back to Contents

Under U.S. Federal statutes, such as the Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Water Act, the Clean Air Act, and similar state and local laws, the current owner or operator of real property and the past owners or operators of real property (if disposal or release took place during such past ownership or operation) may be jointly and severally liable for the costs of removal or remediation of toxic or hazardous substances on or under their property, regardless of whether such materials were released in violation of law or whether the owner or operator knew of, or was responsible for, the presence of such substances, and are subject to additional liabilities if they do not comply with applicable laws regulating such hazardous substances. In either case, such liabilities can be substantial. Moreover, under CERCLA and similar state laws, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be jointly and severally liable for the costs of the removal or remediation of such substances at a disposal or treatment site, whether or not such site was owned or operated by such person (“off-site facility”). Liability at such off-site facilities is typically allocated among all of the viable responsible parties based on such factors as the relative amount of waste contributed to a site, toxicity of such waste, relationship of the waste contributed by a party to the remedy chosen for the site, and other factors.

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

The Company’s project claims have increased as a result of the increase in lump-sum contracts between the years 1992 and 2000. Project claims are claims brought by the Company against project owners for costs exceeding the contract price or amounts not included in the original contract price. These claims typically arise from changes in the initial scope of work or from owner-caused delays. These claims are often subject to lengthy arbitration or litigation proceedings. The costs associated with these changes or owner-caused delays include additional direct costs, such as labor and material costs associated with the performance of the additional works, as well as indirect costs that may arise due to delays in the completion of the project, such as increased labor costs resulting from changes in labor markets. The Company has used significant additional working capital in projects with costs overruns pending the resolution of the relevant p roject claims. The Company cannot assure that project claims will not continue in the future.

The Company established a provision for the balance of outstanding commercial claims as of December 27, 2002. The Company revised its estimates of claim revenues to reflect recent adverse recovery experience due to management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. The Company continues to pursue these claims, but there can be no assurance that it will recover the full amount of the claims, or anything at all.

Back to Contents

The Company also faces a number of counterclaims brought against it by certain project owners in connection with several of the project claims described above. If the Company were found liable for any of these counterclaims, it would have to incur write-downs and charges against earnings to the extent a reserve is not established. Failure to recover amounts under these claims and charges related to counterclaims could have a material adverse impact on the Company’s liquidity and financial condition.

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

Back to Contents

5.	Changes in equity for the six months ended June 27, 2003 were as follows:

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ (Deficit)

Balance December 27, 2002	40,771,560	$40,772	$201,718	$(653,991)	$(369,438)	$(780,939)
Net loss				(49,158)		(49,158)
Options issued to non-employees			123			123
Minimum pension liability adjustment, net of $0 tax benefit					(13,511)	(13,511)
Foreign currency translation adjustment					(716)	(716)

Balance June 27, 2003	40,771,560	$40,772	$201,841	$(703,149)	$(383,665)	$(844,201)

Back to Contents

6.	Major Business Groups

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

		(Restated) (See Note 2)		(Restated) (See Note 2)
Engineering & Construction (E&C)(1)
Revenues	$529,184	$560,167	$1,011,989	$981,302
Gross earnings from operations*	23,881	6,015	37,507	46,234
Interest expense (income)	(179)	(251)	(809)	(569)
Earnings / (loss) before income taxes and cumulative effect of a change in accounting principle for goodwill	10,350	(13,237)	20,155	7,265
Total assets	1,001,753	1,129,951	1,001,753	1,129,951

Energy Group
Revenues	$409,288	$411,916	$735,715	$799,336
Gross earnings from operations*	39,726	43,955	83,515	87,265
Interest expense	4,865	4,357	9,733	11,738
Earnings / (loss) before income taxes and cumulative effect of a change in accounting principle for goodwill	16,875	(18,197)	36,669	(19,971)
Total assets	1,418,331	1,655,868	1,418,331	1,655,868

Corporate and Financial Services (C&F) (2)
Revenues	$(2,666)	$(13,182)	$(1,030)	$(15,708)
Gross loss from operations*	(584)	(1,182)	(1,036)	(1,235)
Interest expense (3)	18,211	15,051	35,767	28,904
Loss before income taxes and cumulative effect of a change in accounting principle for goodwill	(49,628)	(49,867)	(91,589)	(88,321)
Total assets	250,841	364,624	250,841	364,624

Total
Revenues	$935,806	$958,901	$1,746,674	$1,764,930
Gross earnings from operations*	63,023	48,788	119,986	132,264
Interest expense (3)	22,897	19,157	44,691	40,073
Loss before income taxes and cumulative effect of a change in accounting principle for goodwill	(22,403)	(81,301)	(34,765)	(101,027)
Provision for income taxes	6,935	4,695	14,393	10,579
Net loss prior to cumulative effect of a change in accounting principle	(29,338)	(85,996)	(49,158)	(111,606)
Cumulative effect on prior years of a change in accounting principle for goodwill (4)	—	—	—	(150,500)

Net loss	$(29,338)	$(85,996)	$(49,158)	$(262,106)

Total assets	$2,670,925	$3,150,443	$2,670,925	$3,150,443

(*)	Gross earnings from operations are equal to operating revenues minus the cost of operating revenues.
(1)	Refer to Note 14 regarding the sale of certain assets of the E&C Group in March 2003.
(2)	Includes intersegment eliminations.
(3)	Includes accrued dividends on Preferred Trust Securities.
(4)	Includes a provision for goodwill impairment of $48,700 for E&C and $101,800 for the Energy Group.

Back to Contents

Operating revenues by industry segment for the three and six month periods ending June 27, 2003 and June 28, 2002, respectively, were as follows:

	Three Months Ended		Six Months Ended

	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Power	$442,118	$431,571	$813,798	$812,303
Oil and gas/refinery	294,564	247,081	497,798	405,168
Pharmaceutical	90,382	105,807	150,446	181,152
Chemical	49,853	37,935	106,007	76,571
Environmental	20,536	88,856	98,417	173,624
Power production	33,456	35,989	61,770	69,886
Eliminations and other	(8,671)	(2,905)	(21,906)	21,039

Total Operating Revenues	$922,238	$944,334	$1,706,330	$1,739,743

7.	Consolidating Financial Information – 6.75% Notes

As a result of the reorganization on May 25, 2001, Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the 6.75% notes due November 15, 2005 (the “Notes”). Foster Wheeler Ltd. and the following 100% owned companies issued guarantees in favor of the holders of the Notes: Equipment Consultants, Inc., Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.), Foster Wheeler Asia Limited, Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Enviresponse, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler Power Group, Inc., Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Mortshal, Inc., FW Technologies Holdings LLC, HFM International, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc., and Perryville III Trust. Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC and each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly owned subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions. The following represents summarized condensed consolidating financial information as of June 27, 2003 and December 27, 2002 with respect to the financial position, and for three and six months ended June 27, 2003 and June 28, 2002, as restated, for results of operations and for the six months ended June 27, 2003 and June 28, 2002, as restated, cash flows of the Company and its 100% owned and majority-owned subsidiaries.

The Foster Wheeler Ltd. column presents the parent company’s financial information. Foster Wheeler Ltd. is also a guarantor. The Foster Wheeler LLC column presents the issuer’s financial information. The Guarantor Subsidiaries column presents the financial information of all guarantors excluding that of Foster Wheeler Ltd., which is separately presented. The guarantor subsidiaries include the results of Foster Wheeler Holdings Ltd., (previously known as Foreign Holdings Ltd.), the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other guarantor subsidiaries and non-guarantor subsidiaries.

Back to Contents

7.	Consolidating Financial Information – 6.75% Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
June 27, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$39,034	$331,453	$—	$370,487
Accounts and notes receivable, net	—	231,646	81,426	944,355	(692,647)	564,780
Contracts in process and inventories	—	—	116,756	105,230	(8,706)	213,280
Other current assets	—	—	14,340	58,570	—	72,910

Total current assets	—	231,646	251,556	1,439,608	(701,353)	1,221,457
Investment in subsidiaries and others	(843,885)	(904,882)	611,673	91,800	1,136,595	91,301
Land, buildings & equipment (net)	—	—	92,559	277,640	—	370,199
Notes and accounts receivable - long-term	210,000	595,656	281,755	677,645	(1,734,371)	30,685
Intangible assets (net)	—	—	103,006	20,122	—	123,128
Asbestos-related insurance recovery receivable	—	520,717	—	—	—	520,717
Other non-current assets	—	19,244	91,686	202,508	—	313,438

TOTAL ASSETS	$(633,885)	$462,381	$1,432,235	$2,709,323	$(1,299,129)	$2,670,925

Liabilities & Shareholders’ Deficit
Accounts payable and accrued expenses	$368	$73,016	$709,990	$526,512	$(701,353)	$608,533
Estimated costs to complete long-term contracts	—	—	221,592	375,344	—	596,936
Other current liabilities	(52)	(1,085)	3,379	163,746	—	165,988

Total current liabilities	316	71,931	934,961	1,065,602	(701,353)	1,371,457
Corporate and other debt	—	328,556	43,892	23,017	—	395,465
Special-purpose project debt	—	—	—	175,690	—	175,690
Pension, postretirement and other employee benefits	—	—	316,101	161,104	—	477,205
Asbestos-related liability	—	481,178	—	—	—	481,178
Other long-term liabilities and minority interest	—	424,539	873,881	984,914	(2,161,488)	121,846
Subordinated Robbins obligations	—	—	107,285	—	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,316	1,306,204	2,276,120	2,585,327	(2,862,841)	3,515,126

Common stock and paid-in-capital	242,613	242,613	242,613	358,020	(843,246)	242,613
(Accumulated deficit)/retained earnings	(703,149)	(702,771)	(702,833)	22,052	1,383,552	(703,149)
Accumulated other comprehensive loss	(383,665)	(383,665)	(383,665)	(256,076)	1,023,406	(383,665)

TOTAL SHAREHOLDERS’ (DEFICIT)/ EQUITY	(844,201)	(843,823)	(843,885)	123,996	1,563,712	(844,201)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(633,885)	$462,381	$1,432,235	$2,709,323	$(1,299,129)	$2,670,925

Back to Contents

7.	Consolidating Financial Information – 6.75% Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 27, 2002
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$19,771	$324,534	$—	$344,305
Accounts and notes receivable, net	—	228,428	163,817	847,482	(611,506)	628,221
Contracts in process and inventories	—	—	177,115	110,959	(8,250)	279,824
Other current assets	—	—	39,924	38,102	(529)	77,497

Total current assets	—	228,428	400,627	1,321,077	(620,285)	1,329,847
Investment in subsidiaries and others	(780,671)	(842,608)	617,995	88,523	1,005,284	88,523
Land, buildings & equipment (net)	—	—	103,489	304,330	—	407,819
Notes and accounts receivable - long-term	210,000	595,656	289,106	658,167	(1,730,985)	21,944
Intangible assets (net)	—	—	104,349	18,533	—	122,882
Asbestos-related insurance recovery receivable	—	534,045	—	—	—	534,045
Other non-current assets	—	20,749	107,174	209,296	(2)	337,217

TOTAL ASSETS	$(570,671)	$536,270	$1,622,740	$2,599,926	$(1,345,988)	$2,842,277

Liabilities & Shareholders’ Deficit
Accounts payable and accrued expenses	$320	$58,927	$747,395	$448,732	$(620,285)	$635,089
Estimated costs to complete long-term contracts	—	—	279,739	366,024	—	645,763
Other current liabilities	(52)	(1,085)	23,643	170,705	—	193,211

Total current liabilities	268	57,842	1,050,777	985,461	(620,285)	1,474,063
Corporate and other debt	—	340,000	43,678	16,261	—	399,939
Special-purpose project debt	—	—	—	181,613	—	181,613
Pension, postretirement and other employee benefits	—	—	294,133	143,687	—	437,820
Asbestos-related liability	—	519,790	—	—	—	519,790
Other long-term liabilities and minority interest	—	399,255	907,538	971,731	(2,160,818)	117,706
Subordinated Robbins obligations	—	—	107,285	—	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,268	1,316,887	2,403,411	2,473,753	(2,781,103)	3,623,216

Common stock and paid-in-capital	242,490	242,490	242,490	374,892	(859,872)	242,490
(Accumulated deficit)/retained earnings	(653,991)	(653,669)	(653,723)	5,727	1,301,665	(653,991)
Accumulated other comprehensive loss	(369,438)	(369,438)	(369,438)	(254,446)	993,322	(369,438)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(780,939)	(780,617)	(780,671)	126,173	1,435,115	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(570,671)	$536,270	$1,622,740	$2,599,926	$(1,345,988)	$2,842,277

Back to Contents

7.	Consolidating Financial Information – 6.75% Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Six Months Ended June 27, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$515,608	$1,236,357	$(45,635)	$1,706,330
Other income.	6,825	27,335	35,797	45,215	(74,828)	40,344

Total revenues and other income	6,825	27,335	551,405	1,281,572	(120,463)	1,746,674

Cost of operating revenues	—	—	506,729	1,125,250	(45,635)	1,586,344
Selling, general and administrative
expenses	—	—	44,315	54,813	—	99,128
Other deductions and minority interest	5	55	37,380	16,123	(2,287)	51,276

Interest expense (*)	6,869	28,334	28,414	53,615	(72,541)	44,691

Equity in net (loss)/gain of subsidiaries	(49,109)	(48,047)	20,186	—	76,970	—

(Loss)/earnings before income taxes	(49,158)	(49,101)	(45,247)	31,771	76,970	(34,765)
Provision for income taxes	—	—	3,862	10,531	—	14,393

Net (loss)/earnings	(49,158)	(49,101)	(49,109)	21,240	76,970	(49,158)

Other comprehensive loss:
Foreign currency translation adjustment	(716)	(716)	(716)	(716)	2,148	(716)
Minimum pension liability adjustment, net of $0 tax benefit	(13,511)	(13,511)	(13,511)	—	27,022	(13,511)

Comprehensive (loss)/earnings	$(63,385)	$(63,328)	$(63,336)	$20,524	$106,140	$(63,385)

(*)	Includes dividends on preferred securities of $8,859.

Back to Contents

7.	Consolidating Financial Information – 6.75% Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Three Months Ended June 27, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$251,927	$691,875	$(21,564)	$922,238
Other income.	3,412	13,639	12,180	22,254	(37,917)	13,568

Total revenues and other income	3,412	13,639	264,107	714,129	(59,481)	935,806

Cost of operating revenues	—	—	249,178	631,601	(21,564)	859,215
Selling, general and administrative expenses	—	—	19,225	28,163	—	47,388
Other deductions/(income) and minority interest	(1)	(75)	20,074	10,592	(1,881)	28,709

Interest expense (*)	3,435	14,276	14,383	26,839	(36,036)	22,897

Equity in net (loss)/gain of subsidiaries	(29,316)	(28,751)	11,189	—	46,878	—

(Loss)/earnings before income taxes	(29,338)	(29,313)	(27,564)	16,934	46,878	(22,403)
Provision for income taxes	—	—	1,752	5,183	—	6,935

Net (loss)/earnings	(29,338)	(29,313)	(29,316)	11,751	46,878	(29,338)

Other comprehensive loss:
Foreign currency translation adjustment	99	99	99	99	(297)	99
Minimum pension liability adjustment, net of $0 tax benefit	(13,511)	(13,511)	(13,511)	—	27,022	(13,511)

Comprehensive (loss)/earnings	$(42,750)	$(42,725)	$(42,728)	$11,850	$73,603	$(42,750)

(*)	Includes dividends on preferred securities of $4,487.

Back to Contents

7.	Consolidating Financial Information – 6.75% Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Six Months Ended June 28, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$705,880	$1,086,091	$(52,228)	$1,739,743
Other income	6,825	27,456	19,025	54,223	(82,342)	25,187

Total revenues and other income	6,825	27,456	724,905	1,140,314	(134,570)	1,764,930

Cost of operating revenues	—	—	677,323	982,384	(52,228)	1,607,479
Selling, general and administrative expenses	—	—	67,217	44,747	—	111,964
Other deductions and minority interest	79	3,486	36,329	70,518	(3,971)	106,441

Interest expense (*)	6,800	25,213	29,584	56,847	(78,371)	40,073

Equity in net losses of subsidiaries	(111,571)	(110,740)	(1,543)	—	223,854	—

Loss before income taxes	(111,625)	(111,983)	(87,091)	(14,182)	223,854	(101,027)
Provision/(benefit) for income taxes	(19)	(435)	24,480	(13,447)	—	10,579

Net loss prior to cumulative effect of a change in accounting principle	(111,606)	(111,548)	(111,571)	(735)	223,854	(111,606)
Cumulative effect on prior years of a change in accounting principle for goodwill, net of $0 tax	(150,500)	(150,500)	(150,500)	(24,800)	325,800	(150,500)

Net loss	(262,106)	(262,048)	(262,071)	(25,535)	549,654	(262,106)

Other comprehensive (loss)/income:
Foreign currency translation adjustment	9,406	9,406	9,406	9,406	(28,218)	9,406
Net (loss)/gain on derivative instruments	(3,834)	(3,834)	(3,834)	284	7,384	(3,834)
Minimum pension liability adjustment net of tax liability	—	—	—	—	—	—

Comprehensive loss	$(256,534)	$(256,476)	$(256,499)	$(15,845)	$528,820	$(256,534)

(*)	Includes dividends on preferred securities of $8,116.

Back to Contents

7.	Consolidating Financial Information – 6.75% Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Three Months Ended June 28, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler Ltd.		Foster Wheeler LLC		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$		$		$344,490	$625,367	$(25,523)	$944,334
Other income		3,412		13,757	9,089	32,651	(44,342)	14,567

Total revenues and other income		3,412		13,757	353,579	658,018	(69,865)	958,901
Cost of operating revenues		—		—	348,380	572,690	(25,523)	895,547
Selling, general and administrative expenses		—		—	35,699	22,007	—	57,706
Other deductions and minority interest		74		1,319	20,617	48,302	(2,520)	67,792
Interest expense (*)		3,363		12,705	13,689	31,222	(41,822)	19,157
Equity in net losses of subsidiaries		(85,980)		(85,788)	(2,522)	—	174,290	—

Loss before income taxes		(86,005)		(86,055)	(67,328)	(16,203)	174,290	(81,301)
Provision/(benefit) for income taxes		(9)		(93)	18,652	(13,855)	—	4,695

Net loss prior to cumulative effect of a change in accounting principle		(85,996)		(85,962)	(85,980)	(2,348)	174,290	(85,996)
Cumulative effect on prior years of a change in accounting principle for goodwill, net of $0 tax		—		—	—	—	—	—

Net loss		(85,996)		(85,962)	(85,980)	(2,348)	174,290	(85,996)
Other comprehensive loss:
Foreign currency translation adjustment		18,683		18,683	18,683	18,683	(56,049)	18,683
Net loss on derivative instruments		(456)		(456)	(456)	3,642	(2,730)	(456)
Minimum pension liability adjustment net of tax liability		—		—	—	—	—	—

Comprehensive loss		$(67,769)		$(67,735)	$(67,753)	$19,977	$115,511	$(67,769)

(*)	Includes dividends on preferred securities of $4,104.

Back to Contents

7.	Consolidating Financial Information – 6.75% Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Six Months Ended June 27, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(49)	$416	$(130,096)	$59,047	$(1,399)	$(72,081)

Cash Flows from Investing Activities
Change in restricted cash	—	—	15,369	24,811	—	40,180
Capital expenditures	—	—	(868)	(6,666)	—	(7,534)
Proceeds from sale of assets	—	—	80,514	911	—	81,425
Decrease in investment and advances	—	—	18,934	(18,337)	—	597
Increase in short-term investments	—	—	—	(5)	—	(5)

Net cash provided by Investing Activities	—	—	113,949	714	—	114,663

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(1,399)	1,399	—
Decrease in short-term debt	—	—	—	(14,505)	—	(14,505)
Proceeds from long-term debt	—	—	—	83	—	83
Repayment of long-term debt	—	(11,444)	247	(6,017)	—	(17,214)
Other	49	11,028	34,250	(48,206)	—	(2,879)

Net cash (used)/provided by Financing Activities	49	(416)	34,497	(70,044)	1,399	(34,515)

Effect of exchange rate changes on cash and cash equivalents	—	—	913	17,202	—	18,115

Increase in cash and cash equivalents	—	—	19,263	6,919	—	26,182
Cash and cash equivalents, beginning of period	—	—	19,771	324,534	—	344,305

Cash and cash equivalents, end of period	$—	$—	$39,034	$331,453	$—	$370,487

Back to Contents

7.	Consolidating Financial Information – 6.75% Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Six Months Ended June 28, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(54)	$11,080	$29,138	$61,286	$(16,498)	$84,952

Cash Flows from Investing Activities
Change in restricted cash	—	—	(39,687)	(907)	—	(40,594)
Capital expenditures	—	—	(5,422)	(5,518)	—	(10,940)
Proceeds from sale of properties	—	—	562	608	—	1,170
Decrease/(increase) in investment and advances	—	—	2,507	(4,074)	—	(1,567)
Decrease in short-term investments	—	—	—	4	—	4

Net cash used by Investing Activities	—	—	(42,040)	(9,887)	—	(51,927)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(16,498)	16,498	—
Increase in short-term debt	—	—	—	299	—	299
Proceeds from long-term debt	—	70,000	—	(882)	—	69,118
Repayment of long-term debt	—	—	—	(5,044)	—	(5,044)
Other	54	(81,080)	68,365	10,600	—	(2,061)

Net cash provided/(used) by Financing Activities	54	(11,080)	68,365	(11,525)	16,498	62,312

Effect of exchange rate changes on cash and cash equivalents	—	—	296	24,371	—	24,667

Increase in cash and cash equivalents	—	—	55,759	64,245	—	120,004
Cash and cash equivalents, beginning of period	—	—	40,965	183,055	—	224,020

Cash and cash equivalents, end of period	$—	$—	$96,724	$247,300	$—	$344,024

Back to Contents

8.	Consolidating Financial Information – Convertible Subordinated Notes

In May and June 2001, Foster Wheeler Ltd. issued 6.5% Convertible Subordinated Notes (“Convertible Notes”) due in June 2007. The Convertible Notes are fully and unconditionally guaranteed by Foster Wheeler LLC, a 100% owned subsidiary of Foster Wheeler Ltd. Foster Wheeler LLC has assumed the obligation to fund the debt service. The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Foster Wheeler LLC because management does not believe that such separate financial statements and related disclosures would be material to investors. The following represents summarized condensed consolidating financial information as of June 27, 2003 and December 27, 2002 with respect to the financial position, and for the three and six months ended June 27, 2003 and June 28, 2002, as restated, for results of operations and for the six months ended June 27, 2003 and June 28, 2002, as restated, for cash flows of the Company and its 100% owned and majority-owned subsidiaries.

The Foster Wheeler Ltd. column presents the financial information of the parent company, who is also the issuer. The Guarantor Subsidiary column presents the financial information of the sole guarantor, Foster Wheeler LLC. The non-guarantor subsidiaries include the results of all direct and indirect non-guarantor subsidiaries of Foster Wheeler Ltd., including Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.), the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other non-guarantor subsidiaries.

Back to Contents

8.	Consolidating Financial Information – Convertible Subordinated Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
June 27, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$370,487	$—	$370,487
Accounts and notes receivable, net	—	231,646	538,254	(205,120)	564,780
Contracts in process and inventories	—	—	213,280	—	213,280
Other current assets	—	—	72,910	—	72,910

Total current assets	—	231,646	1,194,931	(205,120)	1,221,457
Investment in subsidiaries & others	(843,885)	(904,882)	152,360	1,687,708	91,301
Land, buildings & equipment (net)	—	—	370,199	—	370,199
Notes and accounts receivable - long-term	210,000	595,656	205,685	(980,656)	30,685
Intangible assets (net)	—	—	123,128	—	123,128
Asbestos-related insurance recovery receivable	—	520,717	—	—	520,717
Other non-current assets	—	19,244	294,194	—	313,438

TOTAL ASSETS	$(633,885)	$462,381	$2,340,497	$501,932	$2,670,925

Liabilities& Shareholders’ Deficit
Accounts payable and accrued expenses	368	73,016	740,269	(205,120)	608,533
Estimated costs to complete long-term contracts	—	—	596,936	—	596,936
Other current liabilities	(52)	(1,085)	167,125	—	165,988

Total current liabilities	316	71,931	1,504,330	(205,120)	1,371,457
Corporate and other debt	—	328,556	66,909	—	395,465
Special-purpose project debt	—	—	175,690	—	175,690
Pension, post retirement and other employee benefits	—	—	477,205	—	477,205
Asbestos-related liability	—	481,178	—	—	481,178
Other long-term liabilities and minority interest	—	424,539	677,963	(980,656)	121,846
Subordinated Robbins obligations	—	—	107,285	—	107,285
Convertible subordinated notes	210,000	—	—	—	210,000
Preferred trust securities	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,316	1,306,204	3,184,382	(1,185,776)	3,515,126

Common stock and paid in capital	242,613	242,613	242,613	(485,226)	242,613
Accumulated deficit	(703,149)	(702,771)	(702,833)	1,405,604	(703,149)
Accumulated other comprehensive loss	(383,665)	(383,665)	(383,665)	767,330	(383,665)

TOTAL SHAREHOLDERS’ DEFICIT	(844,201)	(843,823)	(843,885)	1,687,708	(844,201)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(633,885)	$462,381	$2,340,497	$501,932	$2,670,925

Back to Contents

8.	Consolidating Financial Information – Convertible Subordinated Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 27, 2002
(In Thousands of Dollars)

			Non-
	Foster Wheeler	Guarantor	Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$344,305	$—	$344,305
Accounts and notes receivable, net	—	228,428	567,341	(167,548)	628,221
Contracts in process and inventories	—	—	279,824	—	279,824
Other current assets	—	—	77,497	—	77,497

Total current assets	—	228,428	1,268,967	(167,548)	1,329,847
Investment in subsidiaries and others	(780,671)	(842,608)	150,514	1,561,288	88,523
Land, buildings & equipment (net)	—	—	407,819	—	407,819
Notes and accounts receivable — long-term	210,000	595,656	196,944	(980,656)	21,944
Intangible assets (net)	—	—	122,882	—	122,882
Asbestos-related insurance recovery receivable	—	534,045	—	—	534,045
Other non-current assets	—	20,749	316,468	—	337,217

TOTAL ASSETS	$(570,671)	$536,270	$2,463,594	$413,084	$2,842,277

Liabilities & Shareholders’ Deficit
Accounts payable and accrued expenses	$320	$58,927	$743,390	$(167,548)	$635,089
Estimated costs to complete long-term contracts	—	—	645,763	—	645,763
Other current liabilities	(52)	(1,085)	194,348	—	193,211

Total current liabilities	268	57,842	1,583,501	(167,548)	1,474,063
Corporate and other debt	—	340,000	59,939	—	399,939
Special purpose project debt	—	—	181,613	—	181,613
Pension, postretirement and other employee benefits	—	—	437,820	—	437,820
Asbestos-related liability	—	519,790	—	—	519,790
Other long-term liabilities and minority interest	—	399,255	699,107	(980,656)	117,706
Subordinated Robbins obligations	—	—	107,285	—	107,285
Convertible subordinated notes	210,000	—	—	—	210,000
Preferred trust securities	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,268	1,316,887	3,244,265	(1,148,204)	3,623,216

Common stock and paid in capital	242,490	242,490	242,490	(484,980)	242,490
Accumulated deficit	(653,991)	(653,669)	(653,723)	1,307,392	(653,991)
Accumulated other comprehensive loss	(369,438)	(369,438)	(369,438)	738,876	(369,438)

TOTAL SHAREHOLDERS’ DEFICIT	(780,939)	(780,617)	(780,671)	1,561,288	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(570,671)	$536,270	$2,463,594	$413,084	$2,842,277

Back to Contents

8.	Consolidating Financial Information – Convertible Subordinated Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Six Months Ended June 27, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,706,330	$—	$1,706,330
Other income	6,825	27,335	49,247	(43,063)	40,344

Total revenues and other income	6,825	27,335	1,755,577	(43,063)	1,746,674
Cost of operating revenues	—	—	1,586,344	—	1,586,344
Selling, general and administrative expenses	—	—	99,128	—	99,128
Other deductions and minority interest	5	55	51,216	—	51,276
Interest expense (*)	6,869	28,334	52,551	(43,063)	44,691
Equity in net loss of subsidiaries	(49,109)	(48,047)	(1,054)	98,210	—

Loss before income taxes	(49,158)	(49,101)	(34,716)	98,210	(34,765)
Provision for income taxes	—	—	14,393	—	14,393

Net loss	(49,158)	(49,101)	(49,109)	98,210	(49,158)
Other comprehensive loss:
Foreign currency translation adjustment	(716)	(716)	(716)	1,432	(716)
Minimum pension liability adjustment, net of $0 tax benefit	(13,511)	(13,511)	(13,511)	27,022	(13,511)

Comprehensive loss	$(63,385)	$(63,328)	(63,336)	$126,664	$(63,385)

(*)	Includes dividends on preferred securities of $8,859.

Back to Contents

8.	Consolidating Financial Information – Convertible Subordinated Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Three Months Ended June 27, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$922,238	$—	$922,238
Other income	3,412	13,639	18,077	(21,560)	13,568

Total revenues and other income	3,412	13,639	940,315	(21,560)	935,806
Cost of operating revenues	—	—	859,215	—	859,215
Selling, general and administrative expenses	—	—	47,388	—	47,388
Other deductions/(income) and minority interest	(1)	(75)	28,785	—	28,709
Interest expense (*)	3,435	14,276	26,746	(21,560)	22,897
Equity in net loss of subsidiaries	(29,316)	(28,751)	(562)	58,629	—

Loss before income taxes	(29,338)	(29,313)	(22,381)	58,629	(22,403)
Provision for income taxes	—	—	6,935	—	6,935

Net loss	(29,338)	(29,313)	(29,316)	58,629	(29,338)
Other comprehensive loss:
Foreign currency translation adjustment	99	99	99	(198)	99
Minimum pension liability adjustment, net of $0 tax benefit	(13,511)	(13,511)	(13,511)	27,022	(13,511)

Comprehensive loss	$(42,750)	$(42,725)	$(42,728)	$85,453	$(42,750)

(*)	Includes dividends on preferred securities of $4,487.

Back to Contents

8.	Consolidating Financial Information – Convertible Subordinated Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Six Months Ended June 28, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,739,743	$—	$1,739,743
Other income	6,825	27,456	33,353	(42,447)	25,187

Total revenues and other income	6,825	27,456	1,773,096	(42,447)	1,764,930
Cost of operating revenues	—	—	1,607,479	—	1,607,479
Selling, general and administrative expenses	—	—	111,964		111,964
Other deductions and minority interest	79	3,486	102,876	—	106,441
Interest expense (*)	6,800	25,213	50,507	(42,447)	40,073
Equity in net losses of subsidiaries	(111,571)	(110,740)	(808)	223,119	—

Loss before income taxes	(111,625)	(111,983)	(100,538)	223,119	(101,027)
Provision/(benefit) for income taxes	(19)	(435)	11,033	—	10,579

Net loss prior to cumulative effect of a change in accounting principle	(111,606)	(111,548)	(111,571)	223,119	(111,606)
Cumulative effect on prior years of a change in accounting principle for goodwill, net of $0 tax	(150,500)	(150,500)	(150,500)	301,000	(150,500)

Net loss	(262,106)	(262,048)	(262,071)	524,119	(262,106)
Other comprehensive loss:
Foreign currency translation adjustment	9,406	9,406	9,406	(18,812)	9,406
Net loss on derivative instruments	(3,834)	(3,834)	(3,834)	7,668	(3,834)
Minimum pension liability adjustment net of tax liability	—	—	—	—	—

Comprehensive loss	$(256,534)	$(256,476)	$(256,499)	$512,975	$(256,534)

(*)	Includes dividends on preferred securities of $8,116.

Back to Contents

8.	Consolidating Financial Information – Convertible Subordinated Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Three Months Ended June 28, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$944,334	$—	$944,334
Other income	3,412	13,757	18,696	(21,298)	14,567

Total revenues and other income	3,412	13,757	963,030	(21,298)	958,901
Cost of operating revenues	—	—	895,547	—	895,547
Selling, general and administrative expenses	—	—	57,706	—	57,706
Other deductions and minority interest	74	1,319	66,399	—	67,792
Interest expense (*)	3,363	12,705	24,387	(21,298)	19,157
Equity in net losses of subsidiaries	(85,980)	(85,788)	(174)	171,942	—

Loss before income taxes	(86,005)	(86,055)	(81,183)	171,942	(81,301)
Provision/(benefit) for income taxes	(9)	(93)	4,797	—	4,695

Net loss prior to cumulative effect of a change in accounting principle	(85,996)	(85,962)	(85,980)	171,942	(85,996)
Cumulative effect on prior years of a change in accounting principle for goodwill, net of $0 tax	—	—	—	—	—

Net loss	(85,996)	(85,962)	(85,980)	171,942	(85,996)

Other comprehensive loss:
Foreign currency translation adjustment	18,683	18,683	18,683	(37,366)	18,683
Net loss on derivative instruments	(456)	(456)	(456)	912	(456)
Minimum pension liability adjustment net of tax liability	—	—	—	—	—

Comprehensive loss	$(67,769)	$(67,735)	$(67,753)	$135,488	$(67,769)

(*) Includes dividends on preferred securities of $4,104.

Back to Contents

8.	Consolidating Financial Information – Convertible Subordinated Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OFCASH FLOW
Six Months Ended June 27, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities

Net cash (used)/provided by Operating Activities	$(49)	$416	$(72,448)	$—	$(72,081)

Cash Flows from Investing Activities
Change in restricted cash	—	—	40,180	—	40,180
Capital expenditures	—	—	(7,534)	—	(7,534)
Proceeds from sale of assets	—	—	81,425	—	81,425
Decrease in investment and advances	—	—	597	—	597
Increase in short-term investments	—	—	(5)	—	(5)

Net cash provided by Investing Activities	—	—	114,663	—	114,663

Cash Flows from Financing Activities
Decrease in short-term debt	—	—	(14,505)	—	(14,505)
Proceeds from long-term debt	—	—	83	—	83
Repayment of long-term debt	—	(11,444)	(5,770)	—	(17,214)
Other	49	11,028	(13,956)	—	(2,879)

Net cash provided/(used) by Financing Activities	49	(416)	(34,148)	—	(34,515)

Effect of exchange rate changes on cash and cash equivalents	—	—	18,115	—	18,115

Increase in cash and cash equivalents	—	—	26,182	—	26,182
Cash and cash equivalents, beginning of period	—	—	344,305	—	344,305

Cash and cash equivalents, end of period	$—	$—	$370,487	$—	$370,487

Back to Contents

8.	Consolidating Financial Information – Convertible Subordinated Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OFCASH FLOW
Six Months Ended June 28, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities

Net cash (used)/provided by Operating Activities	$(54)	$11,080	$73,926	$—	$84,952

Cash Flows from Investing Activities
Change in restricted cash	—	—	(40,594)	—	(40,594)
Capital expenditures	—	—	(10,940)	—	(10,940)
Proceeds from sale of assets	—	—	1,170	—	1,170
Increase in investment and advances	—	—	(1,567)	—	(1,567)
Decrease in short-term investments	—	—	4	—	4

Net cash used by Investing Activities	—	—	(51,927)	—	(51,927)

Cash Flows from Financing Activities
Increase in short-term debt	—	—	299	—	299
Proceeds from long-term debt	—	70,000	(882)	—	69,118
Repayment of long-term debt	—	—	(5,044)	—	(5,044)
Other	54	(81,080)	78,965	—	(2,061)

Net cash provided/(used) by Financing Activities	54	(11,080)	73,338	—	62,312

Effect of exchange rate changes on cash and cash equivalents	—	—	24,667	—	24,667

Increase in cash and cash equivalents	—	—	120,004	—	120,004
Cash and cash equivalents, beginning of period	—	—	224,020	—	224,020

Cash and cash equivalents, end of period	$—	$—	$344,024	$—	$344,024

Back to Contents

9.	Consolidating Financial Information – Preferred Trust Securities

On January 13, 1999 FW Preferred Capital Trust I, a Delaware Business Trust which is a 100% indirectly owned finance subsidiary of the Company, issued $175,000 in Preferred Trust Securities. The Preferred Trust Securities are fully and unconditionally guaranteed by Foster Wheeler Ltd. and Foster Wheeler LLC. Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC has assumed the obligation to fund the debt service. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. Such distributions may be deferred for periods up to five years. In accordance with this provision, the Company has deferred all quarterly distributions beginning with the distribution due on January 15, 2002. The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004. The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the 100% owned subsidiary guarantor and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. The following represents summarized condensed consolidating financial information as of June 27, 2003 and December 27, 2002 with respect to the financial position, and for the three and six months ended June 27, 2003 and June 28, 2002, as restated, for results of operations and for the six months ended June 27, 2003 and June 28, 2002, as restated, for cash flows of the Company and its 100% owned and majority-owned subsidiaries.

The Foster Wheeler Ltd. column presents the parent company’s financial information. Foster Wheeler Ltd. is also a guarantor. The FW Preferred Capital Trust column presents the financial information of the issuer. The Guarantor Subsidiary column presents the financial information of Foster Wheeler LLC, but excludes that of Foster Wheeler Ltd. which is separately presented. The non-guarantor subsidiaries include Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.), the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other non-guarantor subsidiaries.

Back to Contents

9.	Consolidating Financial Information – Preferred Trust Securities (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
June 27, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$—	$370,487	$—	$370,487
Accounts and notes receivable, net	—	—	231,646	538,254	(205,120)	564,780
Contracts in process and inventories	—	—	—	213,280	—	213,280
Other current assets	—	—	—	72,910	—	72,910

Total current assets	—	—	231,646	1,194,931	(205,120)	1,221,457
Investment in subsidiaries & others	(843,885)	—	(904,882)	152,360	1,687,708	91,301
Land, buildings & equipment (net)	—	—	—	370,199	—	370,199
Notes and accounts receivable - long-term	210,000	175,000	595,656	30,685	(980,656)	30,685
Intangible assets (net)	—	—	—	123,128	—	123,128
Asbestos-related insurance recovery
receivable	—	—	520,717	—	—	520,717
Other non-current assets	—	—	19,244	294,194	—	313,438

TOTAL ASSETS	$(633,885)	$175,000	$462,381	$2,165,497	$501,932	$2,670,925

Liabilities & Shareholders’ Deficit
Accounts payable and accrued expenses	368	—	73,016	740,269	(205,120)	608,533
Estimated costs to complete long-term contracts	—	—	—	596,936	—	596,936
Other current liabilities	(52)	—	(1,085)	167,125	—	165,988

Total current liabilities	316	—	71,931	1,504,330	(205,120)	1,371,457
Corporate and other debt	—	—	328,556	66,909	—	395,465
Special-purpose project debt	—	—	—	175,690	—	175,690
Pension, postretirement and other employee benefits	—	—	—	477,205	—	477,205
Asbestos-related liability	—	—	481,178	—	—	481,178
Other long-term liabilities and minority interest	—	—	424,539	677,963	(980,656)	121,846
Subordinated Robbins obligations	—	—	—	107,285	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	175,000	—	—	—	175,000

TOTAL LIABILITIES	210,316	175,000	1,306,204	3,009,382	(1,185,776)	3,515,126

Common stock and paid in capital	242,613	—	242,613	242,613	(485,226)	242,613
Accumulated deficit	(703,149)	—	(702,771)	(702,833)	1,405,604	(703,149)
Accumulated other comprehensive loss	(383,665)	—	(383,665)	(383,665)	767,330	(383,665)

TOTAL SHAREHOLDERS’ DEFICIT	(844,201)	—	(843,823)	(843,885)	1,687,708	(844,201)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(633,885)	$175,000	$462,381	$2,165,497	$501,932	$2,670,925

Back to Contents

9.	Consolidating Financial Information – Preferred Trust Securities (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 27, 2002
(In Thousands of Dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$—	$344,305	$—	$344,305
Accounts and notes receivable, net	—	—	228,428	567,341	(167,548)	628,221
Contracts in process and inventories	—	—	—	279,824	—	279,824
Other current assets	—	—	—	77,497	—	77,497

Total current assets	—	—	228,428	1,268,967	(167,548)	1,329,847
Investment in subsidiaries and others	(780,671)	—	(842,608)	150,514	1,561,288	88,523
Land, buildings & equipment (net)	—	—	—	407,819	—	407,819
Notes and accounts receivable - long-term	210,000	175,000	595,656	21,944	(980,656)	21,944
Intangible assets (net)	—	—	—	122,882	—	122,882
Asbestos-related insurance recovery
receivable	—	—	534,045	—	—	534,045
Other non-current assets	—	—	20,749	316,468	—	337,217

TOTAL ASSETS	$(570,671)	$175,000	$536,270	$2,288,594	$413,084	$2,842,277

Liabilities & Shareholders’ Deficit
Accounts payable and accrued expenses	$320	$—	$58,927	$743,390	$(167,548)	$635,089
Estimated costs to complete long-term
contracts	—	—	—	645,763	—	645,763
Other current liabilities	(52)	—	(1,085)	194,348	—	193,211

Total current liabilities	268	—	57,842	1,583,501	(167,548)	1,474,063
Corporate and other debt	—	—	340,000	59,939	—	399,939
Special-purpose project debt	—	—	—	181,613	—	181,613
Pension, postretirement and other employee benefits	—	—	—	437,820	—	437,820
Asbestos-related liability	—	—	519,790	—	—	519,790
Other long-term liabilities and minority interest	—	—	399,255	699,107	(980,656)	117,706
Subordinated Robbins obligations	—	—	—	107,285	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	175,000	—	—	—	175,000

TOTAL LIABILITIES	210,268	175,000	1,316,887	3,069,265	(1,148,204)	3,623,216

Common stock and paid in capital	242,490	—	242,490	242,490	(484,980)	242,490
Accumulated deficit	(653,991)	—	(653,669)	(653,723)	1,307,392	(653,991)
Accumulated other comprehensive loss	(369,438)	—	(369,438)	(369,438)	738,876	(369,438)

TOTAL SHAREHOLDERS’ DEFICIT	(780,939)	—	(780,617)	(780,671)	1,561,288	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(570,671)	$175,000	$536,270	2,288,594	$413,084	$2,842,277

Back to Contents

9.	Consolidating Financial Information – Preferred Trust Securities (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Six Months Ended June 27, 2003
(In Thousands of Dollars)

				Non-
	Foster Wheeler	FW Preferred	Guarantor	Guarantor
	Ltd.	Capital Trust	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$1,706,330	$—	$1,706,330
Other income	6,825	8,859	27,335	40,388	(43,063)	40,344

Total revenues and other income	6,825	8,859	27,335	1,746,718	(43,063)	1,746,674
Cost of operating revenues	—	—	—	1,586,344	—	1,586,344
Selling, general and administrative expenses	—	—	—	99,128	—	99,128
Other deductions and minority interest	5	—	55	51,216	—	51,276
Interest expense (*)	6,869	8,859	28,334	43,692	(43,063)	44,691
Equity in net loss of subsidiaries	(49,109)	—	(48,047)	(1,054)	98,210	—

Loss before income taxes	(49,158)	—	(49,101)	(34,716)	98,210	(34,765)
Provision for income taxes	—	—	—	14,393	—	14,393

Net loss	(49,158)	—	(49,101)	(49,109)	98,210	(49,158)
Other comprehensive loss:
Foreign currency translation adjustment	(716)	—	(716)	(716)	1,432	(716)
Minimum pension liability adjustment, net of $0 tax benefit	(13,511)	—	(13,511)	(13,511)	27,022	(13,511)

Comprehensive loss	$(63,385)	$—	$(63,328)	$(63,336)	$126,664	$(63,385)

(*)	Includes dividends on preferred securities of $8,859.

Back to Contents

9.	Consolidating Financial Information – Preferred Trust Securities (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Three Months Ended June 27, 2003
(In Thousands of Dollars)

				Non-
	Foster Wheeler	FW Preferred	Guarantor	Guarantor
	Ltd.	Capital Trust	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$922,238	$—	$922,238
Other income	3,412	4,487	13,639	13,590	(21,560)	13,568

Total revenues and other income	3,412	4,487	13,639	935,828	(21,560)	935,806
Cost of operating revenues	—	—	—	859,215	—	859,215
Selling, general and administrative expenses	—	—	—	47,388	—	47,388
Other deductions/ (income) and minority interest	(1)	—	(75)	28,785	—	28,709
Interest expense (*)	3,435	4,487	14,276	22,259	(21,560)	22,897
Equity in net loss of subsidiaries	(29,316)	—	(28,751)	(562)	58,629	—

Loss before income taxes	(29,338)	—	(29,313)	(22,381)	58,629	(22,403)
Provision for income taxes	—	—	—	6,935	—	6,935

Net loss	(29,338)	—	(29,313)	(29,316)	58,629	(29,338)
Other comprehensive loss:
Foreign currency translation adjustment	99	—	99	99	(198)	99
Minimum pension liability adjustment, net of $0 tax benefit	(13,511)	—	(13,511)	(13,511)	27,022	(13,511)

Comprehensive loss	$(42,750)	$—	$(42,725)	$(42,728)	$85,453	$(42,750)

(*)	Includes dividends on preferred securities of $4,487.

Back to Contents

9.	Consolidating Financial Information – Preferred Trust Securities (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Six Months Ended June 28, 2002
(In Thousands of Dollars)
(Restated)

				Non-
	Foster Wheeler	FW Preferred	Guarantor	Guarantor
	Ltd.	Capital Trust	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$1,739,743	$—	$1,739,743
Other income	6,825	8,116	27,456	25,237	(42,447)	25,187

Total revenues and other income	6,825	8,116	27,456	1,764,980	(42,447)	1,764,930
Cost of operating revenues	—	—	—	1,607,479	—	1,607,479
Selling, general and administrative expenses	—	—	—	111,964	—	111,964
Other deductions and minority interest	79	—	3,486	102,876	—	106,441
Interest expense (*)	6,800	8,116	25,213	42,391	(42,447)	40,073
Equity in net losses of subsidiaries	(111,571)	—	(110,740)	(808)	223,119	—

Loss before income taxes	(111,625)	—	(111,983)	(100,538)	223,119	(101,027)
Provision/(benefit) for income taxes	(19)	—	(435)	11,033	—	10,579

Net loss prior to cumulative effect of a change in accounting principle	(111,606)	—	(111,548)	(111,571)	223,119	(111,606)
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	(150,500)	—	(150,500)	(150,500)	301,000	(150,500)

Net loss	(262,106)	—	(262,048)	(262,071)	524,119	(262,106)
Other comprehensive loss:
Foreign currency translation adjustment	9,406	—	9,406	9,406	(18,812)	9,406
Net loss on derivative instruments	(3,834)	—	(3,834)	(3,834)	7,668	(3,834)
Minimum pension liability adjustment net of tax liability	—	—	—	—	—	—

Comprehensive loss	$(256,534)	$—	$(256,476)	$(256,499)	$512,975	$(256,534)

(*)	Includes dividends on preferred securities of $8,116.

Back to Contents

9.	Consolidating Financial Information – Preferred Trust Securities (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Three Months Ended June 28, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler	FW Preferred	Guarantor	Non-Guarantor
	Ltd.	Capital Trust	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$944,334	$—	$944,334
Other income	3,412	4,104	13,757	14,592	(21,298)	14,567

Total revenues and other income	3,412	4,104	13,757	958,926	(21,298)	958,901

Cost of operating revenues	—	—	—	895,547	—	895,547
Selling, general and administrative expenses	—	—	—	57,706	—	57,706
Other deductions and minority interest	74	—	1,319	66,399	—	67,792
Interest expense (*)	3,363	4,104	12,705	20,283	(21,298)	19,157
Equity in net losses of subsidiaries	(85,980)	—	(85,788)	(174)	171,942	—

Loss before income taxes	(86,005)	—	(86,055)	(81,183)	171,942	(81,301)
Provision/(benefit) for income taxes	(9)	—	(93)	4,797	—	4,695

Net loss prior to cumulative effect of a change in accounting principle	(85,996)	—	(85,962)	(85,980)	171,942	(85,996)
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	—	—	—	—	—	—

Net loss	(85,996)	—	(85,962)	(85,980)	171,942	(85,996)

Other comprehensive loss:
Foreign currency translation adjustment	18,683	—	18,683	18,683	(37,366)	18,683
Net loss on derivative instruments	(456)	—	(456)	(456)	912	(456)
Minimum pension liability adjustment net of tax liability	—	—	—	—	—	—

Comprehensive loss	$(67,769)	$—	$(67,735)	$(67,753)	$135,488	$(67,769)

(*)	Includes dividends on preferred securities of $4,104.

Back to Contents

9.	Consolidating Financial Information – Preferred Trust Securities (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Six Months Ended June 27, 2003
(In Thousands of Dollars)

	Foster Wheeler	FW Preferred	Guarantor	Non-Guarantor
	Ltd.	Capital Trust	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(49)	$—	$416	$(72,448)	$—	$(72,081)

Cash Flows from Investing Activities
Change in restricted cash	—	—	—	40,180	—	40,180
Capital expenditures	—	—	—	(7,534)	—	(7,534)
Proceeds from sale of assets	—	—	—	81,425	—	81,425
Decrease in investment and advances	—	—	—	597	—	597
Increase in short-term investment	—	—	—	(5)	—	(5)

Net cash provided by Investing Activities	—	—	—	114,663	—	114,663

Cash Flows from Financing Activities
Decrease in short-term debt	—	—	—	(14,505)	—	(14,505)
Proceeds from long-term debt	—	—	—	83	—	83
Repayment of long-term debt	—	—	(11,444)	(5,770)	—	(17,214)
Other	49	—	11,028	(13,956)	—	(2,879)

Net cash provided/(used) by Financing Activities	49	—	(416)	(34,148)	—	(34,515)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	18,115	—	18,115

Increase in cash and cash equivalents	—	—	—	26,182	—	26,182
Cash and cash equivalents, beginning of period	—	—	—	344,305	—	344,305

Cash and cash equivalents, end of period	$—	$—	$—	$370,487	$—	$370,487

Back to Contents

9.	Consolidating Financial Information – Preferred Trust Securities (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Six Months Ended June 28, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler	FW Preferred	Guarantor	Non-Guarantor
	Ltd.	Capital Trust	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(54)	$—	$11,080	$73,926	$—	$84,952

Cash Flows from Investing Activities
Change in restricted cash	—	—	—	(40,594)	—	(40,594)
Capital expenditures	—	—	—	(10,940)	—	(10,940)
Proceeds from sale of properties	—	—	—	1,170	—	1,170
Increase in investment and advances	—	—	—	(1,567)	—	(1,567)
Decrease in short-term investments	—	—	—	4	—	4

Net cash used by Investing Activities	—	—	—	(51,927)	—	(51,927)

Cash Flows from Financing Activities
Increase in short-term debt	—	—	—	299	—	299
Proceeds from long-term debt	—	—	70,000	(882)	—	69,118
Repayment of long-term debt	—	—	—	(5,044)	—	(5,044)
Other	54	—	(81,080)	78,965	—	(2,061)

Net cash provided/(used) by Financing Activities	54	—	(11,080)	73,338	—	62,312

Effect of exchange rate changes on cash and cash equivalents	—	—	—	24,667	—	24,667

Increase in cash and cash equivalents	—	—	—	120,004	—	120,004
Cash and cash equivalents, beginning of period	—	—	—	224,020	—	224,020

Cash and cash equivalents, end of period	$—	$—	$—	$344,024	$—	$344,024

Back to Contents

10.	Consolidating Financial Information – Proposed Preferred Share Exchange Offer of Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.)

Under the proposed terms of Foster Wheeler Holdings Ltd.’s preferred share exchange offer, Foster Wheeler Holdings Ltd. plans to issue preferred shares in exchange for 9.0% Preferred Trust Securities, Series I issued by FW Preferred Capital Trust I, which are fully and unconditionally guaranteed by Foster Wheeler Ltd. and Foster Wheeler LLC. Foster Wheeler Ltd. along with Foster Wheeler Inc. and FWPI Ltd., both of which are indirectly 100% owned subsidiaries of Foster Wheeler Ltd., will fully and unconditionally, jointly and severally, guarantee the new preferred shares as to the payment of declared dividends, redemption payments, if any, and distributions upon liquidation or winding up. Foster Wheeler Holdings Ltd. is a Bermuda company and a 100% owned direct subsidiary of Foster Wheeler Ltd. Foster Wheeler Holdings Ltd., a holding company, does not conduct any business except through its indirect ownership of its subsidiaries. The consolidated financial statements of Foster Wheeler Holdings Ltd. are substantially the same as those of Foster Wheeler Ltd.

The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly owned subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. The following represents summarized condensed consolidating financial information as of June 27, 2003 and December 27, 2002 with respect to the financial position, and for the three and six months ended June 27, 2003 and June 28, 2002 for results of operations and for the six months ended June 27, 2003 and June 28, 2002 for cash flows of the Company and its 100% owned and majority owned subsidiaries.

The Foster Wheeler Ltd. column presents the parent company’s financial information. Foster Wheeler Ltd. is also a guarantor. The Foster Wheeler Holdings Ltd. column presents the issuer’s financial information. The Guarantor Subsidiaries column presents the financial information of all guarantors excluding that of Foster Wheeler Ltd. which is separately presented.

The consolidating financial statements have been prepared as if the proposed corporate structure for Foster Wheeler Holdings Ltd. and FWPI Ltd. was in place from the beginning of the time periods presented.

Back to Contents

10.	Consolidating Financial Information – Proposed Preferred Share Exchange Offer of Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.) (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
June 27, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Foster Wheeler Holdings Ltd.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$29,113	$341,374	$—	$370,487
Accounts and notes receivable, net	—	—	337,083	1,182,961	(955,264)	564,780
Contracts in process and inventories	—	—	—	213,280	—	213,280
Other current assets	—	—	2,382	70,528	—	72,910

Total current assets	—	—	368,578	1,808,143	(955,264)	1,221,457
Investment in subsidiaries and others	(843,885)	(843,823)	217,114	(1,069,184)	2,631,079	91,301
Land, buildings & equipment (net)	—	—	2,400	367,799	—	370,199
Notes and accounts receivable - long-term	210,000	—	42,552	325,624	(547,491)	30,685
Intangible assets (net)	—	—	—	123,128	—	123,128
Asbestos-related insurance recovery receivable	—	—	—	520,717	—	520,717
Other non-current assets	—	—	89,002	224,436	—	313,438

TOTAL ASSETS	$(633,885)	$(843,823)	$719,646	$2,300,663	$1,128,324	$2,670,925

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$368	$62	$696,315	$867,052	$(955,264)	$608,533
Estimated costs to complete long-term contracts	—	—	—	596,936	—	596,936
Other current liabilities	(52)	—	111,608	54,432	—	165,988

Total current liabilities	316	62	807,923	1,518,420	(955,264)	1,371,457
Corporate and other debt	—	—	—	395,465	—	395,465
Special-purpose project debt	—	—	—	175,690	—	175,690
Pension, postretirement and other employee benefits	—	—	310,509	166,696	—	477,205
Asbestos-related liability	—	—	—	481,178	—	481,178
Other long-term liabilities and minority interest	—	—	437,300	232,037	(547,491)	121,846
Subordinated Robbins obligations	—	—	107,285	—	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,316	62	1,663,017	3,144,486	(1,502,755)	3,515,126

Common stock and paid in capital	242,613	242,613	242,613	242,613	(727,839)	242,613
Accumulated deficit	(703,149)	(702,833)	(802,319)	(702,771)	2,207,923	(703,149)
Accumulated other comprehensive loss	(383,665)	(383,665)	(383,665)	(383,665)	1,150,995	(383,665)

TOTAL SHAREHOLDERS’ DEFICIT	(844,201)	(843,885)	(943,371)	(843,823)	2,631,079	(844,201)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(633,885)	$(843,823)	$719,646	$2,300,663	$1,128,324	$2,670,925

Back to Contents

10.	Consolidating Financial Information – Proposed Preferred Share Exchange Offer of Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.) (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 27, 2002
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Foster Wheeler Holdings Ltd.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$7,149	$337,156	$—	$344,305
Accounts and notes receivable, net	—	—	316,573	1,074,412	(762,764)	628,221
Contracts in process and inventories	—	—	—	279,824	—	279,824
Other current assets	—	—	384	77,113	—	77,497

Total current assets	—	—	324,106	1,768,505	(762,764)	1,329,847
Investment in subsidiaries and others	(780,671)	(780,617)	41,200	(831,494)	2,440,105	88,523
Land, buildings & equipment (net)	—	—	2,496	405,323	—	407,819
Notes and accounts receivable - long-term	210,000	—	90,552	52,407	(331,015)	21,944
Intangible assets (net)	—	—	—	122,882	—	122,882
Asbestos-related insurance recovery receivable	—	—	—	534,045	—	534,045
Other non-current assets	—	—	105,099	232,118	—	337,217

TOTAL ASSETS	$(570,671)	$(780,617)	$563,453	$2,283,786	$1,346,326	$2,842,277

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$320	$54	$626,046	$771,433	$(762,764)	$635,089
Estimated costs to complete long-term contracts	—	—	—	645,763	—	645,763
Other current liabilities	(52)	—	63,051	130,212	—	193,211

Total current liabilities	268	54	689,097	1,547,408	(762,764)	1,474,063
Corporate and other debt	—	—	—	399,939	—	399,939
Special-purpose project debt	—	—	—	181,613	—	181,613
Pension, postretirement and other employee benefits	—	—	288,044	149,776	—	437,820
Asbestos-related liability	—	—	—	519,790	—	519,790
Other long-term liabilities and minority interest	—	—	357,844	90,877	(331,015)	117,706
Subordinated Robbins obligations	—	—	107,285	—	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,268	54	1,442,270	3,064,403	(1,093,779)	3,623,216

Common stock and paid in capital	242,490	242,490	242,490	242,490	(727,470)	242,490
Accumulated deficit	(653,991)	(653,723)	(751,869)	(653,669)	2,059,261	(653,991)
Accumulated other comprehensive loss	(369,438)	(369,438)	(369,438)	(369,438)	1,108,314	(369,438)

TOTAL SHAREHOLDERS’ DEFICIT	(780,939)	(780,671)	(878,817)	(780,617)	2,440,105	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(570,671)	$(780,617)	$563,453	$2,283,786	$1,346,326	$2,842,277

Back to Contents

10.	Consolidating Financial Information – Proposed Preferred Share Exchange Offer of Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.) (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Six Months Ended June 27, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Foster Wheeler Holdings Ltd.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$1,706,330	$—	$1,706,330
Other income	6,825	—	6,183	48,755	(21,419)	40,344

Total revenues and other income	6,825	—	6,183	1,755,085	(21,419)	1,746,674

Cost of operating revenues	—	—	—	1,586,344	—	1,586,344
Selling, general and administrative expenses	—	—	16,321	82,807	—	99,128
Other deductions and minority interest	5	8	34,828	16,435	—	51,276

Interest expense (*)	6,869	—	15,951	43,290	(21,419)	44,691

Equity in net (loss)/earnings of subsidiaries	(49,109)	(49,101)	17,582	(67,911)	148,539	—

Loss before income taxes	(49,158)	(49,109)	(43,335)	(41,702)	148,539	(34,765)
Provision for income taxes	—	—	6,994	7,399	—	14,393

Net loss	(49,158)	(49,109)	(50,329)	(49,101)	148,539	(49,158)

Other comprehensive loss:
Foreign currency translation adjustment	(716)	(716)	(716)	(716)	2,148	(716)
Minimum pension liability adjustment, net of $0 tax benefit	(13,511)	(13,511)	(13,511)	(13,511)	40,533	(13,511)

Comprehensive loss	$(63,385)	$(63,336)	$(64,556)	$(63,328)	$191,220	$(63,385)

(*)	Includes dividends on preferred securities of $8,859.

Back to Contents

10.	Consolidating Financial Information – Proposed Preferred Share Exchange Offer of Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.) (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Three Months Ended June 27, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Foster Wheeler Holdings Ltd.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$922,238	$—	$922,238
Other income	3,412	—	2,886	20,623	(13,353)	13,568

Total revenues and other income	3,412	—	2,886	942,861	(13,353)	935,806

Cost of operating revenues	—	—	—	859,215	—	859,215
Selling, general and administrative expenses	—	—	7,769	39,619	—	47,388
Other deductions and minority interest	(1)	3	20,577	8,130	—	28,709

Interest expense (*)	3,435	—	8,444	24,371	(13,353)	22,897

Equity in net (loss)/earnings of subsidiaries	(29,316)	(29,313)	7,755	(38,003)	88,877	—

Loss before income taxes	(29,338)	(29,316)	(26,149)	(26,477)	88,877	(22,403)
Provision for income taxes	—	—	4,099	2,836	—	6,935

Net loss	(29,338)	(29,316)	(30,248)	(29,313)	88,877	(29,338)

Other comprehensive loss:
Foreign currency translation adjustment	99	99	99	99	(297)	99
Minimum pension liability adjustment, net of $0 tax benefit	(13,511)	(13,511)	(13,511)	(13,511)	40,533	(13,511)

Comprehensive loss	$(42,750)	$(42,728)	$(43,660)	$(42,725)	$129,113	$(42,750)

(*)	Includes dividends on preferred securities of $4,487.

Back to Contents

10.	Consolidating Financial Information – Proposed Preferred Share Exchange Offer of Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.) (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Six Months Ended June 28, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler Ltd.	Foster Wheeler Holdings Ltd.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$1,739,743	$—	$1,739,743
Other income	6,825	—	8,229	28,160	(18,027)	25,187

Total revenues and other income	6,825	—	8,229	1,767,903	(18,027)	1,764,930

Cost of operating revenues	—	—	—	1,607,479	—	1,607,479
Selling, general and administrative expenses	—	—	29,264	82,700	—	111,964
Other deductions and minority interest	79	36	11,214	95,112	—	106,441

Interest expense (*)	6,800	—	11,586	39,714	(18,027)	40,073

Equity in net losses of subsidiaries	(111,571)	(111,548)	(20,462)	(90,989)	334,570	—

Loss before income taxes	(111,625)	(111,584)	(64,297)	(148,091)	334,570	(101,027)
Provision/(benefit) for income taxes	(19)	(13)	47,154	(36,543)	—	10,579

Net loss prior to cumulative effect of a change in accounting principle	(111,606)	(111,571)	(111,451)	(111,548)	334,570	(111,606)
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	(150,500)	(150,500)	(150,500)	(150,500)	451,500	(150,500)

Net loss	(262,106)	(262,071)	(261,951)	(262,048)	786,070	(262,106)

Other comprehensive loss:
Foreign currency translation adjustment	9,406	9,406	9,406	9,406	(28,218)	9,406
Net loss on derivative instruments	(3,834)	(3,834)	(3,834)	(3,834)	11,502	(3,834)

Comprehensive loss	$(256,534)	$(256,499)	$(256,379)	$(256,476)	$769,354	$(256,534)

(*)	Includes dividends on preferred securities of $8,116.

Back to Contents

10.	Consolidating Financial Information – Proposed Preferred Share Exchange Offer of Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.) (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
Three Months Ended June 28, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler Ltd.	Foster Wheeler Holdings Ltd.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$944,334	$—	$944,334
Other income	3,412	—	3,860	16,009	(8,714)	14,567

Total revenues and other income	3,412	—	3,860	960,343	(8,714)	958,901
Cost of operating revenues	—	—	—	895,547	—	895,547
Selling, general and administrative expenses	—	—	15,914	41,792	—	57,706
Other deductions and minority interest	74	29	11,305	56,384	—	67,792
Interest expense (*)	3,363	—	5,814	18,694	(8,714)	19,157
Equity in net losses of subsidiaries	(85,980)	(85,962)	(16,990)	(68,622)	257,554	—

Loss before income taxes	(86,005)	(85,991)	(46,163)	(120,696)	257,554	(81,301)
Provision/(benefit) for income taxes	(9)	(11)	39,449	(34,734)	—	4,695

Net loss prior to cumulative effect of a change in accounting principle	(85,996)	(85,980)	(85,612)	(85,962)	257,554	(85,996)
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	—	—	—	—	—	—

Net loss	(85,996)	(85,980)	(85,612)	(85,962)	257,554	(85,996)

Other comprehensive loss:
Foreign currency translation adjustment	18,683	18,683	18,683	18,683	(56,049)	18,683
Net loss on derivative instruments	(456)	(456)	(456)	(456)	1,368	(456)

Comprehensive loss	$(67,769)	$(67,753)	$(67,385)	$(67,735)	$202,873	$(67,769)

(*)	Includes dividends on preferred securities of $4,104.

Back to Contents

10.	Consolidating Financial Information – Proposed Preferred Share Exchange Offer of Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.) (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Six Months Ended June 27, 2003
(In Thousands of Dollars)

	Foster Wheeler Ltd.	Foster Wheeler Holdings Ltd.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities

Net cash used by Operating Activities	$(49)	$(5)	$(48,477)	$(23,550)	$—	$(72,081)

Cash Flows from Investing Activities
Change in restricted cash	—	—	15,613	24,567	—	40,180
Capital expenditures	—	—	—	(7,534)	—	(7,534)
Proceeds from sale of assets	—	—	—	81,425	—	81,425
(Increase)/decrease in investment and advances	—	—	(2)	599	—	597
Increase in short-term investments	—	—	—	(5)	—	(5)

Net cash provided by Investing Activities	—	—	15,611	99,052	—	114,663

Cash Flows from Financing Activities
Decrease in short-term debt	—	—	—	(14,505)	—	(14,505)
Proceeds from long-term debt	—	—	—	83	—	83
Repayment of long-term debt	—	—	—	(17,214)	—	(17,214)
Other	49	5	54,830	(57,763)	—	(2,879)

Net cash provided/(used) by Financing Activities	49	5	54,830	(89,399)	—	(34,515)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	18,115	—	18,115

Increase in cash and cash equivalents	—	—	21,964	4,218	—	26,182
Cash and cash equivalents, beginning of period	—	—	7,149	337,156	—	344,305

Cash and cash equivalents, end of period	$—	$—	$29,113	$341,374	$—	$370,487

Back to Contents

10.	Consolidating Financial Information – Proposed Preferred Share Exchange Offer of Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.) (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Six Months Ended June 28, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler Ltd.	Foster Wheeler Holdings Ltd.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(54)	$(36)	$(74,062)	$169,812	$(10,708)	$84,952

Cash Flows from Investing Activities
Change in restricted cash	—	—	(39,687)	(907)	—	(40,594)
Capital expenditures	—	—	275	(11,215)	—	(10,940)
Proceeds from sale of properties	—	—	—	1,170	—	1,170
Decrease/(increase) in investment and advances	—	—	702	(2,269)	—	(1,567)
Decrease in short-term debt	—	—	—	4	—	4

Net cash used by Investing Activities	—	—	(38,710)	(13,217)	—	(51,927)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(10,708)	10,708	—
Decrease in short-term debt	—	—	—	299	—	299
Proceeds from long-term debt	—	—	—	69,118	—	69,118
Repayment of long-term debt	—	—	—	(5,044)	—	(5,044)
Other	54	36	168,210	(170,361)	—	(2,061)

Net cash provided/(used) by Financing Activities	54	36	168,210	(116,696)	10,708	62,312

Effect of exchange rate changes on cash and cash equivalents	—	—	—	24,667	—	24,667

Increase in cash and cash equivalents	—	—	55,438	64,566	—	120,004
Cash and cash equivalents, beginning of year	—	—	21,791	202,229	—	224,020

Cash and cash equivalents, end of year	$—	$—	$77,229	$266,795	$—	$344,024

Back to Contents

11.	The Company owns a non-controlling equity interest in three cogeneration projects and one waste-to-energy project; three of which are located in Italy and one in Chile. Two of the projects in Italy are each 42% owned while the third is 49% owned by the Company. The project in Chile is 85% owned by the Company. The Company does not have a controlling interest in the Chilean project. Following is summarized financial information for the Company’s equity affiliates combined, as well as the Company’s interest in the affiliates.

	June 27, 2003		December 27, 2002

	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Balance Sheet Data:
Current assets	$94,264	$16,844	$80,966	$22,352
Other assets (primarily buildings and equipment)	387,364	213,065	344,993	218,990
Current liabilities	51,217	15,295	20,665	14,748
Other liabilities (primarily long-term debt)	363,421	148,219	344,148	152,949
Net assets	66,990	66,395	61,146	73,645

	June 27, 2003		June 28, 2002

	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project

Income Statement Data for three months:
Total revenues	$54,438	$9,583	$37,026	$9,575
Gross earnings	11,399	5,085	11,629	5,187
Income before income taxes	7,687	2,626	6,609	2,464
Net earnings	4,219	2,179	4,040	2,045

	June 27, 2003		June 28, 2002

	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project

Income Statement Data for six months:
Total revenues	$103,126	$19,143	$78,921	$19,296
Gross earnings	25,191	10,342	22,712	10,225
Income before income taxes	15,179	5,205	14,743	4,775
Net earnings	8,434	4,320	8,821	3,963

As of June 27, 2003, the Company’s share of the net earnings and investment in the equity affiliates totaled $7,182 and $91,301, respectively. Dividends of $7,911 were received during the first six months of 2003. The Company has guaranteed certain performance obligations of these projects. The Company’s average contingent obligations under these guarantees are approximately $2,800 per year for the four projects in total. The Company has provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the project be insufficient to cover the debt service payments. No amount has been drawn under the letter of credit.

Back to Contents

12.	The Company has provided indemnifications to third parties relating to businesses and/or assets the Company previously owned. Such indemnifications relate primarilytopotential environmental and tax exposures for activities conducted by the Company prior to the sale.

	Maximum Potential Payment	Carrying Amount of Liability

Environmental indemnifications	No limit	$6,400
Tax indemnifications	No limit	$0

The Company provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

Balance as of December 27, 2002	$81,900
Accruals	25,100
Settlements	(4,100)
Adjustments to provisions	(7,100)

Balance as of June 27, 2003	$95,800

13.	The difference between the statutory and effective tax rate in 2003 and 2002 is predominately due to a domestic pretax loss for which no income tax benefit was claimed.

14.	On March 7, 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, for sales proceeds of approximately $72,000. Additionally, approximately $8,000 of cash on hand was retained by Foster Wheeler at the time of the sale.

The sales proceeds are subject to adjustment based on a net worth calculation to be finalized subsequent to the sale. The Company believes it will owe the buyer an adjustment of approximately $400. The buyer contends that the net repayment approximates $8,200. Discussions with the buyer occurred in the second quarter and the parties agreed to meet again after the buyer gathers additional information supporting its claim. Management does not believe the outcome of this will have a material adverse impact on the results of operations or financial condition of the Company.

Net assets sold of approximately $57,000 essentially consisted of government and commercial contracts. The Company recorded a pre-tax gain on the asset sale of $15,300.

Back to Contents

15.	In the fourth quarter of 2002, management determined that the liabilities and results of operations associated with one of the Company’s postretirement medical benefit plans were not accounted for in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Company’s condensed consolidated statement of earnings and comprehensive income for the three and six month periods ended June 28, 2002 and the condensed consolidated statement of cash flows for the six-month period ended June 28, 2002 have been revised to account for the results of operations associated with this benefit plan in accordance with the provisions of SFAS 106.

The June 28, 2002 financial statements have also been revised to reflect the cumulative effect of the change in accounting principle for goodwill of $150,500 recorded by the Company in connection with its adoption of SFAS 142, an increase of $77,000 over what had been previously reported. As permitted by SFAS 142, the Company completed its step two assessment of goodwill impairment on one of its reporting units in the fourth quarter of 2002, resulting in an impairment charge of $77,000. The June 2002 financial statements have been revised in accordance with SFAS 142 to record this charge effective as of the beginning of the year (December 29, 2001), as required.

A summary of the effects of the restatement on the Company’s condensed consolidated balance sheet and condensed consolidated statement of earnings and comprehensive income is as follows:

Statement of Earnings and Comprehensive Income	Three Months Ended June 28, 2002 As Reported	Three Months Ended June 28, 2002 Restated	Six Months Ended June 28, 2002 As Reported	Six Months Ended June 28, 2002 Restated

Other deductions and minority interest	$67,392	$67,792	$105,641	$106,441
Loss before income taxes	$(80,901)	$(81,301)	$(100,227)	$(101,027)
Net loss prior to cumulative effect of a change in accounting principle	$(85,596)	$(85,996)	$(110,806)	$(111,606)
Cumulative effect on prior years of a change in accounting principle for goodwill, net of $0 tax	$—	$—	$(73,500)	$(150,500)

Net loss	$(85,596)	$(85,996)	$(184,306)	$(262,106)

Loss per share prior to cumulative effect of a change in accounting principle, basic and diluted	$(2.09)	$(2.10)	$(2.71)	$(2.73)

Loss per share on the cumulative effect of a change in accounting principle, basic and diluted	$—	$—	$(1.79)	$(3.67)

Loss per share, basic and diluted	$(2.09)	$(2.10)	$(4.50)	$(6.40)

Back to Contents

16.	On April 10, 2003, the Board of Directors approved changes to the Company’s domestic employee benefits program, including the pension, postretirement medical, and 401(k) plans. The changes were made following an independent review of the Company’s domestic employee benefits which assessed the Company’s benefit program against that of the marketplace and its competitors.

The principal changes consist of the following: the pension plan was frozen as of May 31, 2003, which means participants will not be able to increase the amount earned under the terms of the plan; the postretirement medical plan will be available on a subsidized premium basis only to currently active employees who are eligible to retire under the terms of the pension plan by May 31, 2006; and the 401(k) plan was enhanced to increase the level of employer matching contribution. The net effect of these changes is expected to positively impact the financial condition of the Company through reduced costs and reduced cash outflow in future years. A net curtailment gain on the domestic pension plans of $1,700 was recorded in the second quarter of 2003. This gain was offset by increases in the net periodic pension cost due to decreases in the discount rate and retiree legacy costs of $4,300.

The Company has frozen the Supplemental Employee Retirement Plan (“SERP”) and, in April 2003, issued letters of credit totaling $2,424 to certain employees to support its obligations under the SERP. A curtailment charge of approximately $3,000 and service and interest cost of approximately $500 were recorded in the second quarter relating to the freezing of the SERP.

Updated actuarial valuations were performed due to the foregoing changes and resulted in a charge to shareholders’ deficit of $13,511 in the second quarter of 2003.

Back to Contents

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands of Dollars, except per Share Amounts)

The following is Management's Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of the Company for the periods indicated below. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements included on this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K/A for the year ended December 27, 2002. The Company’s financial statements as of June 28, 2002 have been revised to account for the liabilities and results of operations associated with one of its postretirement medical benefit plans in accordance with Statement of Financial Accounting Standards (“SFAS”) 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In addition, the 2002 financial statements have been revised to reflect the cumulative effect of the change in accounting principle for goodwill in accordance with the provisions of SFAS 142, “Goodwill and Other Intangibles.” As permitted by SFAS 142, the Company completed its step two assessment of goodwill impairment on one of its reporting units in the fourth quarter of 2002, resulting in an impairment charge of $77,000. The June 2002 financial statements have been revised in accordance with SFAS 142 to record this charge effective as of the beginning of the year (December 29, 2001), as required.

Overview

The accompanying condensed consolidated financial statements and management’s discussion and analysis herein are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern (see “Liquidity and Capital Resources” and Note 1 for additional going concern information).

The global markets in which the Company operates are largely dependent on overall economic growth and continue to be highly competitive. Consolidated new orders and backlog have declined from recent years, but performance on existing contracts at the Company’s European operations continues to be profitable (see the Energy Group and Engineering & Construction Group discussions for additional details).

Many of the Company’s contracts are lump-sum contracts that are inherently risky because the Company agrees to the selling price at the time it enters the contracts. Costs and execution schedule are based on estimates, and management assumes substantially all of the risks associated with completing the project as well as the post-completion warranty obligations. In the first six months of 2003, charges of approximately $21,000 were recorded on lump sum contracts – primarily being executed in North America. In the first six months of 2002, charges of approximately $54,000 on lump sum contracts were recorded. The Company established a Project Risk Management Group (“PRMG”) in the second quarter of 2002 to be responsible for reviewing proposals and work that has been contracted for to ensure that the Company is protected from unacceptable levels of financial risk. The charges noted above were incurred on projects whose contracts were signed prior to the formation of the PRMG. (See “Performance Improvement Intervention” for more information)

The Company continues to carry high levels of debt in the United States and the U.S. operations are cash flow negative and are expected to continue to generate negative cash flow.Management updates its forecasts of U.S. liquidity on a weekly basis. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, cash repatriated from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, and working capital needs. Commercial operations under a contract retained by the Company in the Foster Wheeler Environmental asset sale that were to commence in the fourth quarter of 2003, have been delayed. This change in timing will delay receipt of a material amount of domestic cash until early 2004 that was previously expected in the fourth quarter of 2003. Management developed a plan to increase the U.S. cash flow in the fourth quarter, but actions within the plan are contingent on the approval of certain third parties. If the efforts to secure the required approvals are unsuccessful, the Company may not have sufficient cash to operate its U.S. businesses in the fourth quarter 2003 and may not be able to continue to operate as a going concern. If the required approvals are obtained and the U.S. cash flow is increased, management forecasts that sufficient cash will be available to fund the Company’s U.S. working capital needs through 2004. There can be no assurance that the cash amounts realized and / or timing of the cash flows will match the Company’s forecast. It is possible that asset sales may result in amounts realized which differ materially from the balances recorded in the financial statements.

Back to Contents

As the first step to its debt restructuring plan, the Company and certain of its subsidiaries filed a registration statement on Form S-4 under the Securities Act of 1933 with the Securities and Exchange Commission on July 15, 2003 relating to an offer to exchange preferred shares of a wholly-owned subsidiary of the Company in exchange for all of the existing Preferred Trust Securities issued by FW Preferred Capital Trust I. The registration statement is currently being reviewed by the Securities and Exchange Commission. As part of the restructuring, the Company also expects to make an exchange offer to the holders of its Convertible Subordinated Notes and holders of the bonds supported by the Robbins Facility exit funding agreement of preferred shares of a newly formed subsidiary that would hold substantially all of the subsidiaries and assets of the Company’s engineering and construction business. The planned restructuring also contemplates the sale of assets, including the potential sale of one or more of the Company’s European operations. The Company may not be able to complete the components of the restructuring plan on acceptable terms, or at all.

Results of Operations

Three and six months ended June 27, 2003 compared to the three and six months ended June 28, 2002

	CONSOLIDATED DATA

	Three Months Ended		Six Months Ended

	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Revenues	$935,806	$958,901	$1,746,674	$1,764,930

Loss before tax and cumulative effect of a change in accounting principle	$(22,403)	$(81,301)	$(34,765)	$(101,027)

Net loss	$(29,338)	$(85,996)	$(49,158)	$(262,106)

The financial results for the three and six months ended June 27, 2003 and June 28, 2002, contain net pretax charges of $41,600 and $60,800, and $89,000 and $274,700, respectively. Details of these charges are identified below to provide a more comprehensive understanding of the financial results.

Back to Contents

		Three Months Ended June 27,2003				Six Months Ended June 27, 2003

		E&C	Energy	C&F	Total	E&C	Energy	C&F	Total

1)	Change in accounting for goodwill	$—	$—	$—	$—	$—	$—	$—	$—
2)	(Gains)/losses recognized on or in anticipation of asset sales	—	—	—	—	(15,300)	—	—	(15,300)
3)	Revision to project claim estimates and related costs	(2,500)	—	—	(2,500)	(2,500)	—	—	(2,500)
4)	Revision to project cost estimates and related receivable reserve	15,000	7,000	—	22,000	36,100	2,000	—	38,100
5)	Performance intervention & restructuring		—	10,100	10,100	—	—	20,500	20,500
6)	Severance	1,000	—	1,400	2,400	3,800	3,300	1,500	8,600
7)	Pension curtailment/legacy	(1,600)	—	7,700	6,100	(1,600)	—	7,700	6,100
8)	Other	—	—	3,500	3,500	—	—	5,300	5,300

	Total	$11,900	$7,000	$22,700	$41,600	$20,500	$5,300	$35,000	$60,800

		Three Months Ended June 28,2002				Six Months Ended June 28, 2002

		E&C	Energy	C&F	Total	E&C	Energy	C&F	Total

1)	Change in accounting for goodwill	$—	$—	$—	$—	$48,700	$101,800	$—	$150,500
2)	(Gains)/losses recognized on or in anticipation of asset sales	—	31,800	—	31,800	—	50,800	—	50,800
3)	Revision to project claim estimates and related costs	27,200	20,700	—	47,900	27,200	20,700	—	47,900
4)	Revision to project cost estimates and related receivable reserve	300	(18,400)	—	(18,100)	300	(14,400)	—	(14,100)
5)	Performance intervention & restructuring	—	—	12,000	12,000	—	—	18,900	18,900
6)	Severance		3,100	1,500	4,600	—	3,100	1,500	4,600
7)	Pension curtailment/legacy	—	—	2,600	2,600	—	—	5,300	5,300
8)	Other	—	1,800	6,400	8,200	—	3,500	7,300	10,800

	Total	27,500	$39,000	$22,500	$89,000	76,200	$165,500	$33,000	$274,700

1)	The Company’s implementation of SFAS 142 in 2002 resulted in the impairment of goodwill on Foster Wheeler Environmental Corporation in the E&C Group for $48,700, the Camden waste to energy facility for $24,800 and the North American Power operations for $77,000 in the Energy Group.

2)	In the first quarter of 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation resulting in a net gain of $15,300, which was recorded in other income. In the first quarter of 2002, a charge of $19,000 was recorded in other deductions on the anticipated sale of the Charleston waste-to-energy facility; the sale of this facility was completed in the fourth quarter of 2002. In the second quarter of 2002, a loss of $31,800 was recognized in other deductions on the anticipated sale of the Hudson Falls waste-to-energy facility.

3)	In 2002, the Company reduced its estimates of claim recoveries to reflect recent adverse recovery experience due to management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. These charges were reflected in the cost of operating revenues. In early July 2003, a subsidiary of the Company received $23,000 in settlement of a receivable dispute and corresponding claim from a client. A pre-tax gain of $2,500 associated with the anticipated claim recovery was recorded in the second quarter 2003. The cash proceeds will be recorded in the third quarter of 2003.

Back to Contents

4)	The E&C Group charge in the first six months of 2003 was recorded in cost of operating revenues and relates to reserves recorded on three contracts retained by Foster Wheeler Environmental Corporation totaling $29,100 and a reserve of $7,000 related to a Canadian fired heater contract. Of the total $29,100 recorded on the contracts retained by Foster Wheeler Environmental Corporation, $7,600 was recorded to reflect a less optimistic view of recovery of costs on a project that had been previously terminated for convenience by the ultimate client and $21,500 was to recognize the anticipated losses on other contracts. The Energy Group recorded an anticipated loss on a contract of $7,000 in the second quarter of 2003 that was offset by the reduction of a project reserve in the first quarter of $5,000, which was no longer required. The 2002 charges were also reflected in cost of operating revenues.

5)	Costs for performance intervention and restructuring activities were recorded in other deductions.

6)	The 2003 severance costs were recorded in cost of operating revenues for the E&C and Energy Groups and in selling, general and administrative expenses for the C&F Group. The 2002 severance charges were recorded in selling, general and administrative expenses ($2,900) and other deductions ($1,700).

7)	The 2003 amount primarily represents a curtailment charge due to the changes in the Company’s domestic defined benefit plans and increased net periodic pension charges as a result of the decrease in the discount rates used in the updated actuarial determination of such amounts. The 2002 amounts relate to increased pension and postretirement medical costs. For both 2003 and 2002, such amounts were recorded in other deductions.

8)	The charges for 2003 represent accruals for legal costs and were recorded in other deductions. The 2002 charges included increased accruals for legal settlements and other provisions. The 2002 charges were recorded in other deductions.

Consolidated Operating Revenues

	June 27, 2003	June 28, 2002	$ Change	% Change

Three Months Ended	$922,238	$944,334	$(22,096)	(2.3)%
Six Months Ended	$1,706,330	$1,739,743	$(33,413)	(1.9)%

The decline in operating revenues reflects the sale of substantially all the FW Environmental assets in March 2003. The decline for the quarter and year-to-date attributable to FW Environmental approximates $70,700 and $76,600, respectively. Excluding FW Environmental, operating revenues for the three and six months ending June 27, 2003, increased $48,700 or 5.6% and $43,200 or 2.7%, respectively, compared to 2002. This increase is primarily due to the Company’s European operations, partially offset by declines in North America. See the individual group discussions for additional details.

Back to Contents

Consolidated Selling, General and Administrative Expenses

	June 27, 2003	June 28, 2002	$ Change	% Change

Three Months Ended	$47,388	$57,706	$(10,318)	(17.9)%
Six Months Ended	$99,128	$111,964	$(12,836)	(11.5)%

The year-to-date decline in SG&A costs reflects $5,300 of general overhead savings in the U.S. operations partially offset by $2,300 of increased sales and proposal expenses. The balance of the reduction reflects the Foster Wheeler Environmental Corporation asset sale in March 2003.

U.S. selling, general and administrative expenses remain the focus of a performance improvement intervention plan as discussed in the “Performance Improvement Intervention” section of this Item 2. The decline in general overhead reflects the impact of this initiative.

Consolidated Other Income

	June 27, 2003	June 28, 2002	$ Change	% Change

Three Months Ended	$13,568	$14,567	$(999)	(6.9)%
Six Months Ended	$40,344	$25,187	$15,157	60.2%

The decrease in other income for the three months ended June relates primarily to $500 lower interest due to declining interest rates. The increase in year-to-date other income relates predominantly to the gain on the sale of certain assets of Foster Wheeler Environmental Corporation of $15,300.

Consolidated Other Deductions

	June 27, 2003	June 28, 2002	$ Change	% Change

Three Months Ended	$25,674	$65,719	$(40,045)	(60.9)%
Six Months Ended	$46,918	$103,025	$(56,107)	(54.5)%

Other deductions include interest expense and certain of the charges detailed at the beginning of this Item 2. The decrease in the quarterly results is primarily due to a $31,800 provision for an anticipated loss on sale of the Hudson Falls waste-to-energy facility in the Energy Group recorded in the second quarter of 2002. A total provision of $50,800 for anticipated sales on the Hudson Falls and Charleston waste-to-energy facilities was recorded through the first six months of 2002. No similar provisions occurred in 2003.

Other deductions for the three months ended June 27, 2003 include charges for performance intervention and restructuring of $10,100, and pension and other charges of $9,600 compared to $12,000 and $10,800 for the same periods ending June 28, 2002.

Other deductions for the six-month period ending June 27, 2003, include charges for performance intervention and restructuring of $20,500, and pension and other charges of $11,400 versus $18,900 and $16,100, respectively, for the same period ending June 28, 2002.

Management expects other deductions to continue to be significant until the restructuring activities are completed.

Back to Contents

Consolidated Tax Provision

	June 27, 2003	June 28, 2002	$ Change	% Change

Three Months Ended	$6,935	$4,695	$2,240	47.7%
Six Months Ended	$14,393	$10,579	$3,814	36.1%

The provisions of SFAS 109 prohibit the Company from recording domestic and certain foreign tax benefits due to the cumulative losses incurred domestically and in certain international tax jurisdictions in the three years ending December 27, 2002. Accordingly, the tax provision recorded on the pre-tax loss for the three and six months ended June 27, 2003 and June 28, 2002, represents primarily foreign taxes from operations located in Europe, which generate taxable income which cannot be used to reduce losses incurred in other tax jurisdictions.

Engineering and Construction Group

	Three Months Ended					Six Months Ended

	June 27, 2003	June 28, 2002	$	Change	% Change	June 27, 2003	June 28, 2002	$	Change	% Change

Operating revenues	$518,008	$550,831		$(32,823)	(6.0)%	$977,781	$963,873		$13,908	1.4%

Gross earnings from operations	$23,881	$6,015		$17,866	297.0%	$37,507	$46,234		$(8,727)	(18.9)%

The decline in operating revenues for the quarter resulted from the sale of the FW Environmental assets in March 2003. Operating revenues for the three and six months ending June 27, 2003 excluding FW Environmental, increased $37,945 or 8.0% and $90,522 or 11.0%, respectively. This is attributable to increases for the six months ended June 27, 2003 in the E&C Group’s Continental Europe and UK operating units, partially offset by a decline in the U.S. operations. The European subsidiaries continue to execute several major projects in Europe and the Middle East.

Gross earnings from operations for the three and six months ending June 27, 2003, excluding FW Environmental, increased $20,006 or 167.2% and $18,869 or 47.2%, respectively. The increase for three and six months is primarily due to improved margins in the E&C Group’s Continental Europe operations.

The markets served by the E&C Group were relatively weak during the first six months of 2003 and remain dependent on world economic growth and environmental regulations. There are indications the level of investment in energy and pharmaceutical projects may be increasing. The Company is executing several clean fuels projects in Western Europe and is pursuing additional prospects. LNG receiving terminals in Europe and the U.S. remain possible prospects and selective power prospects exist in the Mediterranean region. New investments in pharmaceutical projects may be made in ventures in Western Europe and Singapore. The chemical markets remain relatively flat with selective major projects planned or under execution in China and the Middle East. It is difficult to predict clients’ ultimate investment decisions and the timing of release to contractors, but indications are that capital investment may rise in late 2003 and into 2004.

The war in Iraq and its reconstruction to date, and the Severe Acute Respiratory Syndrome (“SARS”) illness have not had a significant impact on operations for the group. Refer to the Backlog and New Orders Booked section for further discussion of bookings and backlog.

Back to Contents

Energy Group

	Three Months Ended					Six Months Ended

	June 27, 2003	June 28, 2002	$	Change	% Change	June 27, 2003	June 28, 2002	$	Change	% Change

Operating revenues	$405,489	$406,677		$(1,188)	(0.3)%	$727,578	$790,193		$(62,615)	(7.9)%

Gross earnings from operations	$39,726	$43,955		$(4,229)	(9.6)%	$83,515	$87,265		$(3,750)	(4.3)%

The decrease in operating revenues for three and six months primarily reflects the Company’s North American unit’s execution and completion in 2002 of several major projects that were not replaced in 2003. The decline recorded in North America was partially offset by the performance of the European operations which are executing major projects in Poland, Germany, Estonia, and Ireland.

Gross earnings for three and six months were also negatively impacted by severance charges of $3,300 in the North American operating unit recorded in the first quarter of 2003 associated with the continuing restructuring initiatives.

The North American power market remains weak, however, operations in Northern Europe and selected markets in the Middle East remain relatively active. Operations in Europe have received notification of award for a circulating fluidized bed boiler; however, formal notice to proceed is not expected until the fourth quarter 2003. The initial engineering work has begun on this project.

The war in Iraq and its reconstruction to date, and the SARS illness have had no significant impact on the group’s operations or expected awards to date. Refer to the Backlog and New Orders Booked section for further discussion of business outlook.

The Company has reviewed various methods of monetizing selected Power Systems facilities. Based on current market conditions, management concluded that it would continue to operate the facilities in the normal course of business. However, management is in discussions with a potential buyer on the Hudson Falls waste-to-energy facility. Management has reviewed these facilities for impairment on an undiscounted cash flow basis and determined that no adjustment to the carrying amounts is required. If the Company were able to monetize these assets, it is possible that the amounts realized could differ materially from the balances in the financial statements.

Financial Condition

Shareholders’ equity for the six months ended June 27, 2003 decreased by $63,262, due primarily to the loss for the period of $49,158, minimum pension liability adjustment of $13,511 and changes in the foreign currency translation adjustment of $716.

Cash flows used by operations were $72,081 for the six months ended June 27, 2003 compared to $84,952 provided from operations for the six months ended June 28, 2002. The decrease in cash provided from operations is primarily due to cash outflows related to projects for which substantial advances had been received during 2002, predominantly in the North American Power operations.

During the six months ended June 27, 2003, long-term investments in land, buildings and equipment were $7,534 as compared with $10,940 for the comparable period in 2002. Capital expenditures primarily reflect routine investments in information technology equipment.

Back to Contents

Corporate and other debts, including the Senior Credit Facility, are as follows:

	June 27,	December 27,
	2003	2002

Senior Credit Facility (average interest rate 4.85%)	$128,555	$140,000
6.75% Notes due November 15, 2005	200,000	200,000
Other	7,121	6,707

	$335,676	$346,707
Less, Current portion	355	5,005

	$335,321	$341,702

Special purpose project debt consists of the debt associated with the build, own, and operate special purpose operating subsidiaries. The operating results of these companies are consolidated within the Energy Group and the debt by company is as follows:

	June 27,	December 27,
	2003	2002

Martinez Cogen Limited Partnership	$24,967	$27,907
Foster Wheeler Coque Verde, L.P.	37,782	40,077
Camden County Energy Recovery Associates	88,920	88,920
Adirondack Resource Recovery Associates	48,936	48,936

	$200,605	$205,840
Less, Current portion	24,915	24,227

	$175,690	$181,613

Additionally, the Company held the following debt at the close of each period:

	June 27,	December 27,
	2003	2002

Bank loans	$442	$14,474

Capital lease obligations, net of current portion ($811
and $750, respectively for 2003 and 2002).	$60,144	$58,237

Subordinated Robbins exit funding obligations, net of
current portion ($1,580 in both 2003 and 2002)	$107,285	$107,285

Convertible subordinated notes	$210,000	$210,000

Preferred trust securities	$175,000	$175,000

Bank loans at June 27, 2003 reflect repayment at maturity of a credit facility in Europe.

Back to Contents

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as the Company maintaining credit facilities and bonding capacity adequate to conduct its business. The Company has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and in the six months ended June 27, 2003, and has a shareholder deficit of $844,201 at June 27, 2003. The Company has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. The Company received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the credit facilities were amended to provide covenant relief of up to $180,000 of gross pre-tax charges recorded in the third quarter of 2002 and also to provide that up to an additional $63,000 in pre-tax charges related to specific contingencies could be excluded from the covenant calculation through December 2003, if incurred. In March 2003 the Senior Credit Facility was again amended to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants and the minimum EBITDA and senior debt ratio. The credit facilities were also amended in July 2003 to provide waivers of the applicable sections of the Senior Credit Facility to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. There is no assurance that the Company will be able to comply with the terms of the Senior Credit Facility, as amended, and other debt agreements during 2003 and 2004.

The Company’s U.S. operations are cash flow negative and are expected to continue to generate negative cash flow due to a number of factors including the litigation and settlement of asbestos related claims, costs related to the Company’s indebtedness, obligations to fund U.S. pension obligations, and other expenses related to corporate overhead. As of June 27, 2003, the Company had aggregate indebtedness of approximately $1,100,000, which must be funded primarily from distributions from subsidiaries. As of June 27, 2003, the Company had cash and cash equivalents on hand, short-term investments, and restricted cash totaling $419,000 compared to $429,000 as of December 27, 2002. Of the total cash at June 27, 2003, approximately $342,000 was held by foreign subsidiaries. The Company requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs. The Company’s current 2003 forecast assumes cash repatriations from its non-U.S. subsidiaries from royalties, management fees, inter-company loans, debt service on inter-company loans, and dividends, of approximately $125,000. As of June 27, 2003 $50,000 has been repatriated from the non-U.S. subsidiaries.

There can be no assurance that the balance will be repatriated as there are significant legal and contractual restrictions on the Company’s ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts are well in excess of the $44,000 classified as restricted cash in the accompanying condensed consolidated balance sheet. In addition, certain of the Company’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory minimum capitalization requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law which could result in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, the Company may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries or future earnings of those subsidiaries in sufficient amounts to fund its working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit the Company’s ability to continue as a going concern.

Back to Contents

Management updates its forecasts of U.S. liquidity on a weekly basis. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, cash repatriated from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, and working capital needs. Commercial operations under a contract retained by the Company in the Foster Wheeler Environmental asset sale that were to commence in the fourth quarter of 2003, have been delayed. This change in timing will delay receipt of a material amount of domestic cash until early 2004 that was previously expected in the fourth quarter of 2003. Management developed a plan to increase the U.S. cash flow in the fourth quarter, but actions within the plan are contingent on the approval of certain third parties. If the efforts to secure the required approvals are unsuccessful, the Company may not have sufficient cash to operate its U.S. businesses in the fourth quarter 2003 and may not be able to continue to operate as a going concern. If the required approvals are obtained and the U.S. cash flow is increased, management forecasts that sufficient cash will be available to fund the Company’s U.S. working capital needs through 2004. There can be no assurance that the cash amounts realized and/or timing of the cash flows will match the Company’s forecast. It is possible that asset sales may result in amounts realized which differ materially from the balances recorded in the financial statements.

As part of its debt restructuring plan, the Company and some of its subsidiaries filed a registration statement on Form S-4 under the Securities Act of 1933 with the Securities and Exchange Commission on July 15, 2003 relating to an offer to exchange preferred shares of a wholly-owned subsidiary of the Company in exchange for all of the existing Preferred Trust Securities issued by FW Preferred Capital Trust I. The registration statement is currently being reviewed by the Securities and Exchange Commission. As part of the restructuring, the Company also expects to make an exchange offer to the holders of its Convertible Subordinated Notes and holders of the bonds supported by the Robbins Facility exit funding agreement of preferred shares of a newly formed subsidiary that would hold substantially all of the subsidiaries and assets of the Company’s engineering and construction business. The planned restructuring contemplates the sale of assets, including the potential sale of one or more of the Company’s European operations. The Company may not be able to complete the components of the restructuring plan on acceptable terms, or at all.

Failure by the Company to achieve its forecast and complete the components of the restructuring plan on acceptable terms would have a material adverse effect on the Company’s financial condition. These matters raise substantial doubt about the Company’s ability to continue as a goingconcern.

In August 2002, the Company finalized a Senior Credit Facility with its lender group. This facility, including a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility, expires on April 30, 2005. The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with amendment no. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries. The Senior Credit Facility has no scheduled repayments prior to maturity on April 30, 2005. The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retains the first $77,000 of such amounts and also retains a 50% share of the balance. The financial covenants in the agreement commenced at the end of the first quarter 2003 and include a senior leverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) level as described in the agreement, as amended. With the Company’s sale of the Foster Wheeler Environmental net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, a principal prepayment of $1,445 was made on the term loan in the second quarter of 2003.

Amendment No. 1 to the Senior Credit Facility, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pre-tax charges recorded by the Company in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pre-tax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. Through the second quarter of 2003, $11,000 of the contingency risks was favorably resolved, and additional project reserves were established for $31,000 leaving a contingency balance of $21,000.

Back to Contents

Amendment No. 2 to the Senior Credit Facility, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Senior Credit Facility. In connection with this amendment of the Senior Credit Facility, the Company made a prepayment of principal on the term loan in the aggregate amount of $10,000.

Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modifies certain affirmative and negative covenants to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. In connection with this amendment to the Senior Credit Facility, the Company agreed to pay a reduction fee equal to 5% of the lenders’ credit exposure if the Company has not made a prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004.

Holders of the Company’s 6.75% Notes due November 15, 2005 have a security interest in the stock and debt of Foster Wheeler LLC's subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the Senior Credit Facility. As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $188,600 at June 27, 2003) have priority to the 6.75% Notes in these assets while the security interest of the 6.75% Notes ranks equally and ratably with another $69,000 of debt under the Senior Credit Facility.

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

During the third quarter of 2002, the Company also completed a receivables financing arrangement of up to $40,000. The funding available to the Company is dependent on the amount and characteristics of the domestic receivables. This financing arrangement expires in August 2005 and is subject to covenant compliance. The Company is required to comply with senior leverage ratio and minimum EBITDA covenants. Noncompliance with the covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding. Although the Company had not received a notice of termination, the Company was informed by the lender that it believes Foster Wheeler Funding LLC, the wholly-owned special purpose subsidiary operating the facility, is out of compliance with certain maintenance covenants regarding the nature and amount of domestic receivables. On July 31, 2003, the receivables financing documents were amended to adjust, among other things, certain financial, maintenance and reporting covenants, and to create Foster Wheeler Funding II LLC, a wholly owned special purpose subsidiary, to operate the facility. As of June 27, 2003, the Company had no borrowings outstanding under this facility. (Refer to Note 1 for additional information regarding this financing arrangement.)

The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management’s forecast indicates that the Company will be in compliance with the debt covenants throughout 2003 and 2004. However, there can be no assurance that the actual financial results will match the forecasts or that the Company will not violate the covenants. If the Company violates a covenant under the Senior Credit Facility or the sale/leaseback arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a default under the following agreements: the 6.75% Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the Subordinated Robbins Facility exit funding obligations, and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well. The total amount of the debt that could be accelerated, including the amount outstanding under the Senior Credit Facility, is $918,500 as of June 27, 2003. The Company would not be able to repay amounts borrowed if the payment dates were accelerated. Failure by the Company to repay such amounts would cause the Company to no longer be able to operate as a going concern. The debt covenants and the potential payment acceleration requirements raise substantial doubts about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Back to Contents

On March 7, 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, for sales proceeds of approximately $72,000. The Company also retained approximately $8,000 of cash on hand at the time of the asset sale. The sales proceeds are subject to adjustment based on a net worth calculation to be finalized subsequent to the sale. The Company believes it will owe the buyer an adjustment of approximately $400. The buyer contends that the net repayment approximates $8,200. Discussions with the buyer occurred in the second quarter and the parties agreed to meet again after the buyer gathers additional information supporting its claim. Management does not believe the outcome of this will have a material adverse impact on the results of operations or financial condition of the Company.

Foster Wheeler Environmental Corporation net assets sold approximated $57,000 and essentially consisted of government and commercial contracts. The Company recorded a pre-tax gain on the asset sale of $15,300.

As previously disclosed, the Company expected to receive $57,000 in 2003 under a U.S. Government contract retained by Foster Wheeler Environmental Corporation. The projected timing of these receipts has been revised and the Company now expects to receive approximately $50,000 of these funds during the period January 2004 through June 2004. The timing of collection of the $7,000 balance is the topic of discussions with the government, but may not be received until 2005. This project required the Company to fund the initial construction costs, while recovery of the capital costs and any operating profits occurs during the processing period. This project is expected to commence commercial operations in the fourth quarter of 2003. A project reserve of $13,500 was recorded for this project in the first quarter of 2003 and an additional charge of $6,500 was recorded in the second quarter. Failure to commence commercial operations as scheduled will delay recovery of the capital costs and will increase the project’s construction costs. This could have a material adverse impact on the Company’s financial condition and liquidity.

A project reserve of approximately $7,600 was established during the first quarter to reflect the diminished likelihood of full cost recovery on another contract retained by Foster Wheeler Environmental Corporation. This contract had been previously terminated for convenience by the ultimate client.

The Company also retained a long-term contract with a government agency that is to be completed in four phases. The first phase was for the design, permitting and licensing of a spent fuel facility. This phase was completed for a price of $66,700. The first phase of this project was profitable, but the recent close out of this phase resulted in an increased cost estimate of $1,600. This charge is included in the second quarter 2003 financial results as discussed above under “Results of Operations.” In addition, the Company is in the process of submitting requests for equitable adjustment related to this contract. At June 27, 2003 and December 27, 2002, the Company’s financial statements reflected anticipated collection of $7,000 and $9,000, respectively, in a request for equitable adjustment (“REA”). If the REA is unsuccessful, a charge will be recorded.

The recently commenced second phase is billed on a cost plus fee basis and is expected to last for approximately 24 months. In this phase, the Company must respond to any questions regarding the initial design included in phase one. Phase three, which is for the construction, start-up and testing of the facility for a fixed price of $114,000, which is subject to escalation, is scheduled to commence in 2004. This phase will begin with the purchase of long lead items followed in 2005 by the construction activities. Construction is expected to last two years and requires that a subsidiary of the Company fund the construction cost. Foster Wheeler USA Corporation, the parent company of Foster Wheeler Environmental Corporation, provided a performance guarantee on the project. In addition, a surety bond for the full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years. The Company intends to seek third party financing to fund the majority of the construction costs, but there can be no assurance that the Company will secure such financing on acceptable terms, or at all. There also can be no assurance that the Company will be able to obtain the required surety bond. If the Company cannot obtain third party financing or the required surety bond, it could have a material adverse effect on the Company’s financial condition.

Back to Contents

In early July 2003, a subsidiary of the Company received $23,000 in settlement of a receivable dispute and corresponding claim from a client. A pre-tax gain of $2,500 associated with the anticipated claim recovery was recorded in the second quarter 2003. The cash proceeds will be recorded in the third quarter of 2003.

In July 2003, several subsidiaries of the Company and Liberty Mutual Insurance Company, one of its insurers, entered into a settlement and release agreement that resolves the coverage litigation between the Company and Liberty Mutual in both state courts in New York and New Jersey. The agreement provides for a buy-back of insurance policies and the settlement of all disputes between the Company and Liberty Mutual with respect to asbestos-related claims. The agreement requires Liberty Mutual to make payments over a 19-year period, subject to an annual cap, which declines over time, into a special account, established to pay a significant portion of the Company’s indemnity and defense costs for asbestos claims. These payments, however, would not be available to fund the Company’s required contributions to any national settlement trust that may be established by future federal legislation. The Company received in July an initial payment under the agreement of approximately $6,000, which was used to pay asbestos-related defense and indemnity costs. Refer to Note 4 of the accompanying condensed consolidated financial statements for more information regarding the Company’s asbestos liabilities.

It is customary in the industries in which the Company operates to provide letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. The Company traditionally obtained letters of credit or bank guarantees from its banks, or performance bonds from a surety on an unsecured basis. Due to the Company’s financial condition and current credit ratings, as well as changes in the bank and surety markets, the Company is now required in certain circumstances to provide security to banks and the surety to obtain new letters of credit, bank guarantees and performance bonds. (Refer to Note 2, “Restricted Cash”) If the Company is unable to provide sufficient collateral to secure the letters of credit, bank guarantees and performance bonds, its ability to enter into new contracts could be materially limited. Providing collateral increases working capital needs and limits the ability to repatriate funds from operating subsidiaries.

On April 10, 2003, the Board of Directors approved changes to the Company’s domestic employee benefits program, including the pension, postretirement medical, and 401(k) plans. The changes were made following an independent review of the Company’s domestic employee benefits which assessed the Company’s benefit program against that of the marketplace and its competitors. The principal changes consist of the following: the pension plan was frozen as of May 31, 2003, which means participants will not be able to increase the amount earned under the terms of the plan; the number of employees eligible for the postretirement medical plan will be reduced; and the 401(k) plan will be enhanced to increase the level of employer matching contribution. The net effect of these changes is expected to positively impact the financial condition of the Company through reduced costs and reduced cash outflow. The Company anticipates a savings in expenses over what would have been paid if the plans were not amended of approximately $10,000 per year. The savings in expenses will begin in 2003 while the associated cash savings associated with the pension plan will not begin until 2004. The Company froze the Supplemental Employee Retirement Plan (“SERP”) and in April 2003 issued letters of credit totaling $2,424 to certain employees. The Company is in the process of paying cash to the remaining eligible employees. A pre-tax curtailment charge of approximately $3,000 was recorded in the second quarter 2003.Updated actuarial valuations were performed due to the foregoing changes and resulted in a charge to shareholders’ deficit of $13,511 in the second quarter of 2003.

The Company maintains several defined benefit pension plans in its North American, United Kingdom, and Canadian operations. Funding requirements for these plans are dependent, in part, on the performance of global equity markets and the discount rates used to calculate the present value of the liability. The poor performance of the global equity markets during recent years and low interest rates are expected to significantly increase the funding requirements for these plans in 2004 and 2005. The non-U.S. plans are funded from the local operating cash flows while funding for the U.S. plans is included within the U.S. working capital requirements previously noted. The U.S. pension plans have been frozen and the United Kingdom’s plan is currently under review. The liability interest rate used to calculate the U.S. funding requirement is established by the U.S. Government. The U.S. Congress previously passed legislation that temporarily increased the liability interest rate and thereby reduced the present value liability and corresponding funding requirements. This increased liability interest rate expires at the end of 2003 and if the current rate is not extended, the funding requirement for the U.S. plans will approximate $37,000 in 2004 and $34,000 in 2005, versus $13,800 in 2003. If the current liability rate is extended, the 2004 funding requirement will be reduced by approximately $12,000. The funding amounts incorporate the savings achieved through the modification of the Company’s domestic pension plans discussed above, but are subject to change as the performance of the plans’ investments and the liability interest rates fluctuate, and as the Company’s workforce demographics change. The next update will occur no later than the first quarter 2004.

Back to Contents

On March 18, 2003, Foster Wheeler received a formal notice from the New York Stock Exchange (“NYSE”) indicating that the Company was below the continued listing criteria of a total market capitalization of not less than $50,000 over a 30-day trading period and shareholders’ equity of not less than $50,000. The Company has held discussions with the NYSE and on May 5, 2003, submitted a business plan that demonstrates compliance with the continued listing standard within 18 months of notice from the NYSE. The NYSE accepted the Company’s business plan on June 25, 2003, but will perform quarterly reviews until December 2004 for compliance with the goals and initiatives outlined in the Company’s plan. Foster Wheeler continues to be listed on the NYSE but its ticker symbol has been designated with the letters “bc” indicating that it is below compliance with respect to the listing standards. There can be no assurance that the Company’s plan to return to compliance will be successful.

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

Revenue Recognition

Revenues and profits in long-term fixed price contracts are recorded under the percentage of completion method. Progress towards completion is measured using physical completion for all contracts with a value in excess of $5,000. Progress toward completion for fixed priced contracts with a value under $5,000 is measured using the cost-to-cost method.

Revenues and profits on cost-reimbursable contracts are recorded as the costs are incurred. The Company includes flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when the Company is responsible for the engineering specifications and procurement for such costs.

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

The Company has thousands of projects in both reporting segments that are in various stages of completion. Such contracts require estimates to determine the appropriate final estimated cost (“FEC”), profits, revenue recognition, and the percentage complete. In determining the FEC, the Company uses significant estimates to forecast quantities to be expended (i.e. man-hours, materials and equipment), the costs for those quantities (including exchange rate fluctuations), and the schedule to execute the scope of work including allowances for weather, labor and civil unrest. In determining the revenues, the Company must estimate the percentage complete, the likelihood of the client paying for the work performed, and the cash to be received net of any taxes ultimately due or withheld in the country where the work is performed. Projects are reviewed on an individual basis and the estimates used are tailored to the specific circumstances.

Back to Contents

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

Claims Recognition

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from clients or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by management’s determination of the existence of all of th e following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded to the extent that contract costs relating to the claim have been incurred. The amounts recorded, if material, are disclosed in the notes to the financial statements. Costs attributable to claims are treated as costs of contract performance as incurred.

During 2002, the Company revised its estimates of claim revenues to reflect recent adverse recovery experience due to management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. As a result, pre-tax charges approximating $136,200 were recorded. The Company continues to actively pursue these claims and any recoveries are recognized as income when collection is assured. In early July 2003, a subsidiary of the Company received $23,000 in settlement of a receivable dispute and corresponding claim from a client. A pre-tax gain of $2,500 associated with the anticipated claim recovery was recorded in the second quarter of 2003. The cash proceeds will be recorded in the third quarter of 2003. At June 27, 2003 and December 27, 2002, the Company anticipates collection of approximately $7,000 and $9,000, respectively, in requests for equitable adjustments. These amounts relate primarily to a claim against a U.S. Government agency for a project currently being executed. If this claim were to be unsuccessful, the costs would be charged to cost of operating revenues.

Company policy requires all new claims in excess of $500 to be formally reviewed and approved by the corporate chief financial officer prior to being recorded in the financial results.

Back to Contents

Asbestos

The Company has recorded assets of $555,700 relating to probable insurance recoveries of which approximately $35,000 is recorded in accounts and notes receivables, and $520,700 is recorded as long term. The Company is awaiting insurance recovery of approximately $81,900 as of June 27, 2003. The total liability recorded is comprised of an estimated liability relating to open (outstanding) claims of approximately $360,500 and an estimated liability relating to future unasserted claims of approximately $155,700. Of the total, $35,000 is recorded in accrued expenses and $481,200 is recorded in asbestos related liability on the condensed consolidated balance sheet. The liability is an estimate of future asbestos-related defense costs and indemnity payments that are based upon assumed average claim resolution costs applied against currently pending and estimated future claims. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending litigation with certain insurers, as well as recoveries under a funding arrangement with other insurers which covers claims brought between 1993 and June 12, 2001. The Company is currently in negotiations with its insurers regarding an arrangement for handling asbestos claims filed after June 12, 2001. The defense costs and indemnity payments are expected to be incurred over the next 15 years.

Management of the Company has considered the asbestos litigation and the financial viability and legal obligations of its insurance carriers and believes that except for those insurers that have become or may become insolvent, for which a reserve has been provided, the insurers or their guarantors will continue to adequately fund claims and defense costs relating to asbestos litigation.

In July 2003, several subsidiaries of the Company and Liberty Mutual Insurance Company, one of its insurers, entered into a settlement and release agreement that resolves the coverage litigation between the Company and Liberty Mutual in both state courts in New York and New Jersey. Refer to “Liquidity and Capital Resources” for further information.

It should be noted that the estimates of the assets and liabilities related to asbestos claims and recovery are subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainties as to the ultimate number of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies currently involved in litigation, the Company’s ability to recover from its insurers, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. If the number of claims received in the future exceeds the Company’s estimate, it is likely that the costs of defense and indemnity will similarly exceed the Company’s estimates. These factors are beyond the Company’s control and could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.

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

A San Francisco, California jury returned a verdict on March 26, 2002 finding Foster Wheeler liable for $10,600 in the case ofTodak vs. Foster Wheeler Corporation. The case was brought against Foster Wheeler, the U.S. Navy and several other companies by a 59-year-old man suffering from mesothelioma which allegedly resulted from exposure to asbestos. The case has been amicably resolved by the parties and the appeal of the verdict has been dismissed. The terms of the settlement are confidential. The Company’s financial obligation was covered by insurance.

Back to Contents

Pension

The Company engages professional actuary firms to calculate the pension liability, annual service cost, and cash contributions required. These calculations rely heavily on estimates about future events often extending decades into the future. Management is responsible for establishing the estimates used by the actuaries and major estimates include:

The expected percentage of annual salary increases

The annual inflation percentage

The discount rate used to present value the future obligations

The expected long-term rate of return on plan assets

The selection of the actuarial mortality tables

Management utilizes its business judgment in establishing these estimates and seeks guidance from actuaries, trade publications, and information published by other publicly traded firms. The estimates can vary significantly from the actual results and management cannot provide any assurance that the estimates used to calculate the pension liabilities included herein will approximate actual results. The volatility between the assumptions and actual results can be significant. For example, the performance by the global equity markets in the past three years was significantly worse than estimated. Returns on the Company’s pension plan assets in the United States from 2000 through 2002 were less than the estimates by approximately $100,000. A reduction in the US interest rate serving as the basis for the discount rate assumptions during the same three years accounted for an approximate $40,000 increase in the Company’s calculated liability.

Pension liability calculations are normally updated annually at the beginning of the year, but may be updated in interim periods if any major plan amendments or curtailments occur. Refer to the discussion contained in the Liquidity and Capital Resources Section of this Item 2 regarding changes to the domestic pension and postretirement program and the corresponding charges recorded in the second quarter of 2003.

Long-Lived Asset Accounting

The Company accounts for its long-lived assets, including those that it may consider monetizing, as assets to be held and used. Management periodically reviews long-lived assets for impairment as required under SFAS 144 using an undiscounted cash flow analysis. These reviews require estimating the costs to operate and maintain the facilities over an extended period that could approximate 25 years or more. Estimates are made regarding the costs to maintain and replace equipment throughout the facilities, period operating costs, the production quantities and revenues, and the ability by clients to financially meet their obligations. If a formal decision is made by management to sell an asset, a discounted cash flow methodology is utilized for such assessment.

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

Back to Contents

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

In the fourth quarter of 2001, the Company established a valuation allowance of $194,600 primarily for domestic deferred tax assets under the provisions of SFAS No. 109. Such action was required due to the losses from domestic operations experienced in the three most recent fiscal years. For statutory purposes, the majority of the deferred tax assets for which a valuation allowance is provided do not begin to expire until 2020 and beyond, based on the current tax laws. Based on the establishment of the valuation allowance, the Company does not anticipate recognizing a provision for income taxes on domestic operations in the near future.

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

Some of the details of the activities to date include the following:

   Procurement

The Company has concluded the implementation of the procurement initiative which focused on reducing internal man-hours and cycle times as well as engaging in strategic agreements with key suppliers. Claims recovery, purchase order creation, and financial data reporting are three examples of processes that have been improved as a result of the initiative. Additionally, the final two strategic agreements are in the approval cycle with implementation targeted for the third quarter of 2003.

   Accounts Receivable

A company-wide management operating system was implemented to identify and track actions relating to collection of all receivables. A new policy has been established requiring actions to be taken prior to receivables becoming due as well as the actions to be taken when collections are past due. One aspect of the new policy requires the reporting of significant past due amounts to senior management on a timely basis. Provisions for non-payments of customer balances are normally addressed within the overall profit calculation. Trade accounts and notes receivable at June 27, 2003 and December 27, 2002 were $499,500 and $543,100, respectively.

   Cost Reductions

Management continues its evaluation of operating and overhead costs. Staffing at the corporate headquarters and in the North American operations were reduced by 650 individuals since the cost reduction program began in mid 2002. Annualized salaries, benefits, and other non-essential expenses were reduced on a run rate basis by approximately $74,000. Included in these amounts are technical and non-technical positions, including executive and middle management levels, engineering, manufacturing, administrative support staff, overhead personnel, and office expenses. The staff reductions include early retirements, voluntary and involuntary terminations. The full benefits of the reductions are not fully realized due to the time phasing of the reductions and notice period and severance payments. The savings will ultimately appear in cost of operating revenues, and selling, general and administrative overheads.

Back to Contents

Management will continue to adjust the Company’s resources to match its workload and continues to explore ways to increase efficiencies and reduce costs at the US corporate center and operating companies. A review of compensation and benefits is nearing completion in the UK.

   Sales

The Company continues to emphasize booking high quality contracts. In May 2002, the Company launched an initiative to improve the sales effectiveness of its North American Energy and E&C Groups. The sales effectiveness initiatives were aimed at building up the level of sales activities in each group by strengthening the selling skills of sales personnel. Sales training was completed and a management operating system was implemented in North America that provides management with a disciplined system to track sales opportunities and targets, and actions needed to convert those opportunities into bookings. The initial training activities have been completed and are updated as needed. Given the competitive nature of the business, the relative weak markets, and the Company’s financial condition, it is difficult to evaluate the impact of the sales effectiveness initiatives.

   Risk Management

The Company’s Project Risk Management Group (“PRMG”), established in the second quarter of 2002, is responsible for reviewing proposals and contracts for work that was contracted for and are in execution to ensure that the Company is protected from taking unacceptable levels of financial risk. During the second quarter 2003, an outside consulting firm was engaged to supplement the internal resources in the PRMG. The PRMG continues to be assisted in its efforts by Deloitte & Touche LLP, the Company’s internal auditors. During the first six months of 2003, 121 proposals were evaluated with 43 formally reviewed. An additional 111 projects in execution were reviewed.

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

The initiative completed in January 2003 determined that best in class practices existed but were not consistently applied. Updated systems and procedures have been implemented and are being applied to all new projects. The updated systems and procedures are being added to the residual Foster Wheeler Environmental projects.

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

Back to Contents

Management strengthened the Company’s financial controls and supplemented its financial and management expertise in 2002 and the first six months of 2003. This included expanding the scope of the audit function, both internally and externally.

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

Management also amended the composition of the boards of directors of the major operating companies to include three corporate executives. One of the corporate executives is also chairman of the disclosure committee. The change in corporate governance will enhance the disclosure controls as critical operating information and strategic actions authorized will involve the chairman of the disclosure committee. Internal controls will also be enhanced with the corporate governance changes.

Management has begun the formal documentation of the Company’s worldwide internal controls as part of new requirements under the Sarbanes-Oxley legislation. This process will continue throughout 2003 and 2004.

Backlog and New Orders

	CONSOLIDATED DATA
	Three Months Ended				Six Months Ended

	June 27,	June 28,			June 27,	June 28,
	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Backlog	$3,345,266	$5,713,223	$(2,367,957)	(41.4)%	$3,345,266	$5,713,223	$(2,367,957)	(41.4)%

New orders	$647,088	$648,389	$(1,301)	(0.2)%	$1,123,423	$1,441,219	$(317,796)	(22.1)%

Backlog at June 27, 2003 was favorably impacted by exchange rate variances of approximately $207,000 primarily related to the strength of the Euro. The change in backlog from June 28, 2002 to June 27, 2003 includes an adjustment for the reduction of approximately $1,800,000 related to Foster Wheeler Environmental Corporation contracts ultimately sold in March 2003. The balance of the change reflects declines in the E&C Group and Energy Group of approximately $500,000 and $80,000, respectively. Refer to the further discussions below regarding the changes in the E&C and Energy Group’s backlog.

Back to Contents

As of June 27, 2003, 50% of the consolidated backlog was from lump-sum work (56% of which was for the Energy Group), and 50% was from reimbursable work. As of June 28, 2002, 36% of the consolidated backlog was from lump-sum work (57% of which was for the Energy Group) and 64% was from reimbursable work. The increase in lump-sum work as a percentage of the total reflects the sale of substantially all Foster Wheeler Environmental Corporation reimbursable contracts in March 2003. Two lump-sum projects valued at approximately $167,000 have been retained as part of the sale.

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

Engineering and Construction Group

	CONSOLIDATED DATA
	Three Months Ended				Six Months Ended

	June 27,	June 28,			June 27,	June 28,
	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Backlog	$2,188,642	$4,360,236	$(2,171,594)	(49.8)%	$2,188,642	$4,360,236	$(2,171,594)	(49.8)%

New orders	$460,384	$512,596	$(52,212)	(10.2)%	$723,157	$895,906	$(172,749)	(19.3)%

The decline in backlog includes an adjustment of approximately $1,800,000 related to the sale of Foster Wheeler Environmental Corporation contracts. Foster Wheeler Environmental Corporation new orders in the three and six months ended June 28, 2002 were $115,300 and $247,700, respectively. The remaining decrease in backlog was primarily due to projects being delayed to the remaining months of 2003 and early 2004.

The reduction in new orders also reflects the sale of contracts held by Foster Wheeler Environmental Corporation combined with timing delays occurring in the marketplace mainly within the USA operation. These decreases more than offset an increase in new orders recorded by the UK operating unit, which included a front-end engineering design and project management consultancy for a new linear alkyl benzene plant in the Middle East plus an engineering, procurement and construction contract for a new active pharmaceutical ingredients plant in Ireland.

Strong growth continues in liquefied natural gas (“LNG”) plants and receiving terminals. The Company and a Japanese partner were awarded a contract for a new LNG train in Oman and the Company is separately executing new LNG terminals and expansions in India and Spain. Environmental legislation continues to drive refinery investments.

The war in Iraq and its reconstruction to date and the SARS illness have had no significant impact on the Group’s operations.

Back to Contents

Energy Group

	CONSOLIDATED DATA
	Three Months Ended				Six Months Ended

	June 27,	June 28,			June 27,	June 28,
	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change

Backlog	$1,163,620	$1,364,728	$(201,108)	(14.7)%	$1,163,620	$1,364,728	$(201,108)	(14.7)%

New orders	$187,366	$137,995	$49,371	35.8%	$397,516	$551,968	$(154,452)	(28.0)%

The Energy Group’s backlog decreased primarily due to several large Heat Recovery Steam Generators and Selective Catalytic Reduction contracts in the North American unit that were booked during 2001 and executed in 2002. In addition, this unit’s 2002 backlog and new orders included a major engineering, construction and procurement power project that was booked and largely executed during that year. Backlog remained strong across the European power operating units.

The North American power unit booked a new order in June 2003 approximating $58,000; however, year-to-date new orders declined versus the prior year. The decline in year-to-date new orders was largely centered in the North American operating units. The North American power market continues to suffer from slow economic growth, over capacity, and the financial difficulties of independent power producers. Growth opportunities in the North American power market are expected to shift toward maintenance and service contracts and away from the supply of new equipment associated with solid fuel boiler contracts. Internationally, growth opportunities in circulating fluidized bed boilers are expected to continue in selective European and Asian markets, while industrial boiler sales continue in selected Middle Eastern markets.

The Company was awarded the front-end work for a project in Europe that utilizes the next generation of circulating fluidized bed (“CFB”) technology. The full notice to proceed is expected in the fourth quarter of 2003.

The war in Iraq and its reconstruction to date, and the SARS illness have had no significant impact on the Group’s operations.

Non-Audit Services

On July 29, 2003, the Audit Committee of the Board of Directors of the Company approved non-audit services to be provided by PricewaterhouseCoopers LLP for $2,750. Approximately $500 was for audit-related services, $2,000 was for tax related services, and $250 for other services.

Other Matters

In April 2003, Joseph T. Doyle, Foster Wheeler’s Chief Financial Officer since July 2002, left the Company. Kenneth A. Hiltz, a principal with AlixPartners, LLC, succeeded him. Refer to Exhibit 10.6 filed as part of the March 28, 2003 Form 10-Q for the consulting agreement between AlixPartners, LLC and the Company.

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

Back to Contents

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

Back to Contents

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

Interest Rate Risk – The Company is exposed to changes in interest rates primarily as a result of its borrowings under its Senior Credit Facility and its variable rate project debt. If market rates average 1% more in 2003 than in 2002, the Company’s interest expense for the next twelve months would increase, and income before tax would decrease by approximately $1,513. This amount has been determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate balances as of June 27, 2003. In the event of a significant change in interest rates, management would seek to take action to further mitigate its exposure to the change. However, it is unlikely that a hedging facility would be available due to the Company’s financial situation.

Foreign Currency Risk – The Company has significant overseas operations. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. This results in a mitigation of the potential impact of earnings fluctuations as a result of changes in foreign exchange rates. In addition, in order to further mitigate risks associated with foreign currency fluctuations, the affiliates of the Company enter into foreign currency exchange contracts to hedge the exposed contract value back to their functional currency. As of June 27, 2003, the Company had approximately $197,512 of foreign exchange contracts outstanding. These contracts mature between 2003 and 2004. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currency or other currencies for which they have payment obligations to third parties. The Company does not enter into foreign currency contracts for speculative purposes.

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

Back to Contents

ITEM 4	CONTROLS AND PROCEDURES

This section of the report contains information concerning the controls evaluation referred to in the Section 302 Certifications and the information contained herein should be read in conjunction with the Certifications filed as exhibits 31.1 and 31.2 to this form 10-Q.

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

Code of Ethics

The Company maintains a Code of Ethics for all employees, including executive management. No exceptions were granted to any employee during 2003.

Safe Harbor Statement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q and other reports and oral statements made by representatives of the Company from time to time may contain forward-looking statements that are based on management’s assumptions, expectations and projections about the Company and the various industries within which the Company operates. These include statements regarding the Company’s expectation regarding revenues (including as expressed by its backlog), its liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Company cautions that a variety of factors, including but not limited to the factors described under Item 1. “Business-Risk Factors of the Business” and the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements:

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

Back to Contents

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

Back to Contents

PART II   OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Refer to Note 5 to the Condensed Consolidated Financial Statements presented in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Exhibits

10.1	Irrevocable Letter of Credit Issued to Steven I. Weinstein dated April 18, 2003.
10.2	Irrevocable Letter of Credit Issued to Robert D. Iseman dated April 18, 2003.
10.3	Irrevocable Letter of Credit Issued to Lisa Fries Gardner dated April 18, 2003.
10.4	Irrevocable Letter of Credit Issued to Thomas R. O’Brien dated April 18, 2003.
10.5	Amendment No. 3 dated as of July 14, 2003 to the Third Amended and Restated Term Loan and Revolving Credit Agreement dated as of August 2, 2002 among Foster Wheeler LLC, the Borrowing Subsidiaries (as defined therein), the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Lead Arranger and Book Manager.
10.6	Amendment No. 3 dated as of July 14, 2003 to the Lease Agreement dated August 16, 2002, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc.
31.1	Section 302 Certification of Raymond J. Milchovich.
31.2	Section 302 Certification of Kenneth A. Hiltz.
32.1	Section 906 Certification of Raymond J. Milchovich.
32.2	Section 906 Certification of Kenneth A. Hiltz.

Reports on Form 8-K

Report Date	Description

May 9, 2003	The Company announced its results for the quarter ended March 28, 2003. (Items 9 and 12).
July 8, 2003	The Company issued a press release commenting on the S&P downgrade. (Items 7 and 9).
July 10, 2003	The Company issued a press release announcing that the NYSE accepted the company’s business plan for continued listing on the exchange. (Items 7 and 9).
July 15, 2003	The Company updated its financial statements to include guarantor information in accordance with the proposed terms of Foster Wheeler Holdings Ltd.’s proposed share exchange offer. (Item 5).
July 15, 2003	The Company updated its risk factors. (Item 5).

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER LTD.
(Registrant)

Date: August 8, 2003	/s/ Raymond J. Milchovich
Raymond J. Milchovich
Chairman, President and
Chief Executive Officer

Date: August 8, 2003	/s/ Kenneth A. Hiltz
Kenneth A. Hiltz
Chief Financial Officer