Form 10-Q
period 2003-09-26
FOSTER WHEELER LTD
filed 2003-11-10
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 26, 2003

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to

Commission File Number 001-31305

FOSTER WHEELER LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	22-3802649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Perryville Corporate Park, Clinton, NJ	08809-4000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:(908) 730-4000

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,771,560 shares of the Company’s common stock ($1.00 par value) were outstanding as of September 26, 2003.

FOSTER WHEELER LTD.
INDEX

Part I		Financial Information:

	Item 1 —	Financial Statements:

Condensed Consolidated Balance Sheet at September 26, 2003 and December 27, 2002

Condensed Consolidated Statement of Operations and Comprehensive Loss for the Three and Nine Months Ended September 26, 2003 and September 27, 2002 (Restated)

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 26, 2003 and September 27, 2002 (Restated)

Notes to Condensed Consolidated Financial Statements

	Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3 —	Quantitative and Qualitative Disclosures about Market Risk

	Item 4 —	Controls and Procedures

Part II		Other Information:

	Item 1 —	Legal Proceedings

	Item 6 —	Exhibits and Reports on Form 8-K

Signatures

PART I FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In Thousands of Dollars)
(Unaudited)

	September 26, 2003	December 27, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$407,703	$344,305
Short-term investments	13,176	271
Accounts and notes receivable, net	508,678	628,221
Contracts in process and inventories	197,096	279,824
Prepaid, deferred and refundable income taxes	30,724	41,155
Prepaid expenses	34,423	36,071

Total current assets	1,191,800	1,329,847

Land, buildings and equipment	703,503	769,680
Less accumulated depreciation	362,107	361,861

Net book value	341,396	407,819

Restricted cash	49,271	84,793
Notes and accounts receivable - long-term	31,167	21,944
Investment and advances	89,826	88,523
Goodwill, net	50,746	50,214
Other intangible assets, net	71,428	72,668
Prepaid pension cost and related benefit assets	23,572	26,567
Asbestos-related insurance recovery receivable	497,030	534,045
Other assets	174,464	156,279
Deferred income taxes	76,217	69,578

TOTAL ASSETS	$2,596,917	$2,842,277

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current installments on long-term debt	$28,087	$31,562
Bank loans	121	14,474
Accounts payable and accrued expenses	576,770	635,089
Estimated costs to complete long-term contracts	608,589	645,763
Advance payment by customers	69,774	82,658
Income taxes	54,258	64,517

Total current liabilities	1,337,599	1,474,063

Corporate and other debt less current installment	334,112	341,702
Special-purpose project debt less current installments	172,330	181,613
Capital lease obligations	61,089	58,237
Deferred income taxes	8,339	8,333
Pension, postretirement and other employee benefits	478,940	437,820
Asbestos-related liability	460,678	519,790
Other long-term liabilities and minority interest	123,058	109,373
Subordinated Robbins exit funding obligations less current installment	107,285	107,285
Convertible subordinated notes	210,000	210,000
Mandatory redeemable preferred securities of subsidiary trust holding
solely junior subordinated deferrable interest debentures	175,000	175,000
Commitments and contingencies	—	—

TOTAL LIABILITIES	3,468,430	3,623,216

SHAREHOLDERS’ DEFICIT
Common stock	40,772	40,772
Paid-in capital	201,841	201,718
Accumulated deficit	(730,046)	(653,991)
Accumulated other comprehensive loss	(384,080)	(369,438)

TOTAL SHAREHOLDERS’ DEFICIT	(871,513)	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,596,917	$2,842,277

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands of Dollars, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,

	2003	2002	2003	2002

		(Restated)		(Restated)
		(See Note 2)		(See Note 2)
Revenues:
Operating revenues	$886,573	$799,069	$2,592,903	$2,538,812
Other income	9,625	15,118	49,969	40,305

Total revenues and other income	896,198	814,187	2,642,872	2,579,117

Costs and expenses:
Cost of operating revenues	806,494	857,927	2,392,838	2,465,406
Selling, general and administrative expenses	45,978	53,844	145,106	165,808
Other deductions	38,651	23,068	85,569	126,093
Minority interest	738	955	5,096	4,371
Interest expense	21,364	16,904	57,196	48,861
Dividends on preferred security of subsidiary trust	4,584	4,199	13,443	12,315

Total costs and expenses	917,809	956,897	2,699,248	2,822,854

Loss before income taxes	(21,611)	(142,710)	(56,376)	(243,737)
Provision for income taxes	5,286	8,300	19,679	18,879

Net loss prior to cumulative effect of a
change in accounting principle	(26,897)	(151,010)	(76,055)	(262,616)
Cumulative effect on prior years (to December 28, 2001)
of a change in accounting principle for goodwill, net
of $0 tax	—	—	—	(150,500)

Net loss	(26,897)	(151,010)	(76,055)	(413,116)

Other comprehensive earnings/(loss):
Foreign currency translation adjustment	(415)	1,846	(1,131)	11,252
Change in unrealized losses on derivative instruments,
net of tax	—	—	—	(1,679)
Reclassification of unrealized gain on derivative
instruments to earnings	—	—	—	(2,155)
Minimum pension liability adjustment,
net of $0 tax benefit	—	—	(13,511)	—

Comprehensive loss	$(27,312)	$(149,164)	$(90,697)	$(405,698)

See notes to condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,

	2003	2002	2003	2002

		(Restated)		(Restated)
		(See Note 2)		(See Note 2)
Loss per share:
Basic:
Net loss prior to cumulative effect of a
change in accounting principle	$(0.65)	$(3.69)	$(1.85)	$(6.42)
Cumulative effect on prior years (to December 28,
2001) of a change in accounting principle for
goodwill	—	—	—	(3.67)

Net loss	$(0.65)	$(3.69)	$(1.85)	$(10.09)

Diluted:
Net loss prior to cumulative effect of a
change in accounting principle	$(0.65)	$(3.69)	$(1.85)	$(6.42)
Cumulative effect on prior years (to December 28,
2001) of a change in accounting principle for
goodwill	—	—	—	(3.67)

Net loss	$(0.65)	$(3.69)	$(1.85)	$(10.09)

Shares outstanding (in thousands):
Basic: weighted average number of shares outstanding	41,041	40,963	41,040	40,943
Diluted: effect of share options	—	—	—	—

Total diluted	41,041	40,963	41,040	40,943

Cash dividends paid per common share	$—	$—	$—	$—

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	Nine Months Ended

	September 26, 2003	September 27, 2002

		(Restated)
		(See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(76,055)	$(413,116)
Adjustments to reconcile net earnings to cash flows from
operating activities:
Cumulative effect of a change in accounting principle	—	150,500
Provision for impairment loss	15,100	13,400
Depreciation and amortization	27,121	33,035
Deferred tax	(4,375)	1,588
(Gain)/loss on sale of assets	(16,206)	50,800
Claims write downs and related contract provisions	—	70,600
Contract reserves and receivable provisions	34,700	66,800
Dividends on Preferred Trust securities	13,443	12,315
Equity earnings, net of dividends	(2,884)	(309)
Other	(7,238)	3,499
Changes in assets and liabilities:
Receivables	107,247	174,639
Contracts in process and inventories	11,213	15,426
Accounts payable and accrued expenses	(50,324)	(107,811)
Estimated costs to complete long-term contracts	(56,539)	126,768
Advance payments by customers	(17,233)	9,231
Income taxes	1,007	2,052
Other assets and liabilities	2,682	8,709

NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES	(18,341)	218,126

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	39,581	(78,719)
Capital expenditures	(10,972)	(46,377)
Proceeds from sale of assets	80,290	2,071
Decrease in investments and advances	—	(3,462)
(Increase)/decrease in short-term investments	(7,361)	5

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	101,538	(126,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to minority shareholder	(2,879)	(2,061)
Increase/(decrease) in short-term debt	(14,826)	8,706
Proceeds from long-term debt	—	69,244
Proceeds from lease financing obligation	—	44,900
Repayment of long-term debt	(20,266)	(8,715)

NET CASH (USED)/PROVIDED BY FINANCING ACTIVITIES	(37,971)	112,074

Effect of exchange rate changes on cash and cash equivalents	18,172	14,988

INCREASE IN CASH AND CASH EQUIVALENTS	63,398	218,706
Cash and cash equivalents at beginning of year	344,305	224,020

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$407,703	$442,726

Cash paid during period:
Interest (net of amount capitalized)	$41,203	$27,190

Income taxes	$7,261	$11,291

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars, Except per Share Amounts)
(Unaudited)

1.	Going Concern

The accompanying condensed consolidated financial statements of Foster Wheeler Ltd., hereinafter referred to as “Foster Wheeler” or the “Company”, are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as the Company maintaining credit facilities and bonding capacity adequate to conduct its business. The Company has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and in the nine months ended September 26, 2003, and has a shareholder deficit of $871,500 at September 26, 2003. The Company has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. The Company received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the credit facilities were amended to provide covenant relief of up to $180,000 of gross pre-tax charges recorded in the third quarter of 2002 and also to provide that up to an additional $63,000 in pre-tax charges related to specific contingencies could be excluded from the covenant calculation through December 2003, if incurred. In March 2003 the Senior Credit Facility was again amended to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants and the minimum earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) and senior debt ratio. The credit facilities were also amended in July 2003 to provide waivers of the applicable sections of the Senior Credit Facility to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. There is no assurance the Company will be able to comply with the terms of the Senior Credit Facility, as amended, and other debt agreements during 2003 and 2004.

The Company’s U.S. operations are cash flow negative and are expected to continue to generate negative cash flow due to a number of factors including the litigation and settlement of asbestos related claims, costs related to the Company’s indebtedness, obligations to fund U.S. pension obligations, and other expenses related to corporate overhead. As of September 26, 2003, the Company had aggregate indebtedness of approximately $1,100,000, which must be funded primarily from distributions from subsidiaries. As of September 26, 2003, the Company had cash and cash equivalents on hand, short-term investments, and restricted cash totaling $470,200 compared to $429,000 as of December 27, 2002. Of the $470,200 total at September 26, 2003, approximately $407,100 was held by foreign subsidiaries. The Company requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations minimum working capital needs. The Company’s current 2003 forecast assumes cash repatriations from its non-U.S. subsidiaries from royalties, management fees, inter-company loans, debt service on inter-company loans, and dividends, of approximately $95,000. As of September 26, 2003, the Company had repatriated $55,700 from its non-U.S. subsidiaries.

There can be no assurance that the balance will be repatriated as there are significant legal and contractual restrictions on the Company’s ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts are well in excess of the $49,300 classified as restricted cash in the accompanying condensed consolidated balance sheet. In addition, certain of the Company’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory minimum capitalization requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law, which could result in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, the Company may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries or future earnings of those subsidiaries in sufficient amounts to fund its working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit the Company’s ability to continue as a going concern.

Management updates its forecasts of U.S. liquidity on a weekly basis. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, cash repatriated from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, and working capital needs. Commercial operations under a contract retained by the Company in the Foster Wheeler Environmental Corporation asset sale that were to commence in the fourth quarter of 2003, have been delayed. This change in timing will delay receipt of a material amount of domestic cash until early 2004. Management initiated a plan to increase the U.S. cash flow in the fourth quarter of 2003 and currently forecasts that sufficient cash will be available to fund the Company’s U.S. working capital needs throughout the forecast period, through 2004. There can be no assurance that the cash amounts realized and/or timing of the cash flows will match the Company’s forecast.

As part of its debt restructuring plan, the Company and some of its subsidiaries filed a registration statement on Form S-4 under the Securities Act of 1933 with the Securities and Exchange Commission (“SEC”) on July 15, 2003 relating to an offer to exchange preferred shares of a wholly-owned subsidiary of the Company in exchange for all of the existing Preferred Trust Securities issued by FW Preferred Capital Trust I. The S-4 is currently under review by the SEC.

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

In August 2002, the Company finalized a Senior Credit Facility with its lender group. This facility, including a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility, expires on April 30, 2005. The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries. The Senior Credit Facility has no scheduled repayments prior to maturity on April 30, 2005. The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retains the first $77,000 of such amounts and also retains a 50% share of the balance. The financial covenants in the agreement commenced at the end of the first quarter 2003 and include a senior leverage ratio and a minimum EBITDA level as described in the agreement, as amended. With the Company’s sale of the Foster Wheeler Environmental Corporation net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, a principal prepayment of $1,445 was made on the term loan in the second quarter of 2003.

Amendment No. 1 to the Senior Credit Facility, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pre-tax charges recorded by the Company in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. Through the third quarter of 2003, $31,000 of the contingency risks was favorably resolved, and additional project reserves were established for $31,200 leaving a contingency balance of $800.

Amendment No. 2 to the Senior Credit Facility, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Senior Credit Facility. In connection with this amendment to the Senior Credit Facility, the Company made a prepayment of principal on the term loan in the aggregate amount of $10,000.

Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modifies certain affirmative and negative covenants to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. In connection with this amendment to the Senior Credit Facility, the Company agreed to pay a fee equal to 5% of the lenders’ credit exposure, which as of September 26, 2003 was $185,900, if the Company has not made a prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004.

Holders of the Company’s 6.75% Notes due November 15, 2005 have a security interest in the stock and debt of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the Senior Credit Facility. As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $185,900 at September 26, 2003) have priority to the 6.75% Notes in these assets while the security interest of the 6.75% Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

The Company finalized a sale/leaseback arrangement in the third quarter of 2002 for an office building at its corporate headquarters. This capital lease arrangement leases the facility to the Company for an initial non-cancelable period of 20 years. The proceeds from the sale/leaseback were sufficient to repay the balance outstanding under a previous operating financing lease arrangement of $33,000 for a second corporate office building. The long-term capital lease obligation is included in capital lease obligations in the accompanying condensed consolidated balance sheet.

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

FW Funding entered into a Purchase, Sale and Contribution Agreement (“PSCA”) on August 15, 2002 with six of the Company’s wholly owned domestic subsidiaries. Pursuant to the PSCA, FW Funding is obligated to purchase eligible trade receivables, as defined in the PSCA, from these companies and these companies are obligated to contribute as capital their ineligible trade accounts receivable as defined in the PSCA. On August 15, 2002, FW Funding also entered into a Loan and Security Agreement with Foothill Capital Corporation and Ableco Finance Corporation LLC. Under this agreement, FW Funding has the ability to borrow up to a maximum of $40,000 using eligible trade accounts receivable as security. FW Funding pays 10% interest on all outstanding borrowings. In addition, FW Funding pays a monthly unused line fee equal to 0.5% per annum of the maximum available amount less the average daily amount of borrowings during the preceding month. The facility is subject to covenant compliance. The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the receivable purchaser to terminate the arrangement and accelerate any amounts then outstanding. Although the Company had not received a notice of termination, the Company had been informed by the lender that it believed FW Funding was out of compliance with certain maintenance covenants regarding the nature and amount of domestic receivables. On July 31, 2003, the receivables financing documents were amended to adjust, among other things, certain financial, maintenance and reporting covenants, and to create Foster Wheeler Funding II LLC, a wholly owned special purpose subsidiary, to operate the facility. Foster Wheeler Funding II LLC is included in the condensed consolidated financial statements of the Company.

No borrowings were outstanding under this facility as of September 26, 2003 or December 27, 2002. As of September 26, 2003, Foster Wheeler Funding II LLC held $161,500 of trade accounts receivable, which are included in the condensed consolidated balance sheet.

The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management’s forecast indicates that the Company will be in compliance with the debt covenants throughout 2003 and 2004. However, there can be no assurance that the actual financial results will match the forecasts or that the Company will not violate the covenants. If the Company violates a covenant under the Senior Credit Facility or the sale/leaseback arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a default under the following agreements: the 6.75% Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the Subordinated Robbins Facility exit funding obligations, and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well. The total amount of the debt that could be accelerated, including the amount outstanding under the Senior Credit Facility, is $915,200 as of September 26, 2003. The Company would not be able to repay amounts borrowed if the payment dates were accelerated. Failure by the Company to repay such amounts would cause the Company to no longer be able to operate as a going concern. The debt covenants and the potential payment acceleration requirements raise substantial doubts about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On March 18, 2003, Foster Wheeler received a formal notice from the New York Stock Exchange (“NYSE”) indicating that the Company was below the continued listing criteria of a total market capitalization of not less than $50,000 over a 30-day trading period and shareholders’ equity of not less than $50,000. Following discussions with the Company in May 2003, the NYSE permitted the Company’s securities to continue to be listed subject to the Company’s return to compliance with the continued listing standard within 18 months of receipt of the notice and further subject to quarterly review by the NYSE. At this time, Foster Wheeler’s ticker symbol was designated with the suffix “bc” indicating that it was below compliance with the NYSE listing standards. Following its most recent review, the NYSE determined to de-list the Company as of November 14, 2003 based on the Company’s inability to meet the NYSE’s minimum shareholders’ equity requirement of positive $50,000. The Company’s common stock continues to trade on the Pink Sheets and it expects that its common stock and 9.00% FW Preferred Capital Trust I securities will be immediately eligible for quotation and trading on the Over-the-Counter Bulletin Board (“OTCBB”), effective with the opening of business on November 14, 2003. The Company will announce the new ticker symbols when assigned..

Under Bermuda law, the consent of the Bermuda Monetary Authority (“BMA”) is required prior to the transfer by non-residents of Bermuda of a Bermuda company’s shares. Since becoming a Bermuda company, Foster Wheeler has relied on an exemption from this rule provided to NYSE-listed companies. Due to the Company being de-listed, this exemption is no longer available. To address this issue, the Company obtained the consent of the BMA to transfers between non-residents for so long as the Company’s shares continue to be quoted in the Pink Sheets or on the OTCBB. The Company believes that this consent will continue to be available.

2.	Summary of Significant Accounting Policies

The condensed consolidated balance sheet as of September 26, 2003 and the related condensed consolidated statements of operations and comprehensive loss for the three and nine-month periods ended September 26, 2003 and September 27, 2002, as restated, and condensed consolidated statement of cash flows for the nine months ended September 26, 2003 and September 27, 2002, as restated, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items except for specific items discussed herein. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in Foster Wheeler’s Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 27, 2002 (“2002 Form 10-K”) filed with the SEC on June 20, 2003. The condensed consolidated balance sheet as of December 27, 2002 has been derived from the audited consolidated balance sheet included in the 2002 Form 10-K. A summary of the Company’s significant accounting policies is presented below. There has been no material change in the accounting policies followed by Foster Wheeler during 2003.

Restatement — In the fourth quarter of 2002, management determined that the liabilities and results of operations associated with one of its postretirement medical benefit plans was not accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”. The condensed consolidated statement of operations and comprehensive loss for the three and nine-month periods ended September 27, 2002 and the condensed consolidated statement of cash flows for the nine month period ended September 27, 2002 have been restated to account for such benefit plan in accordance with SFAS 106. Also see Note 14.

In addition, the 2002 financial statements have been revised to reflect the cumulative effect of the change in accounting principle for goodwill in accordance with the provisions of SFAS 142, “Goodwill and Other Intangibles.” As permitted by SFAS 142, the Company completed its step two assessment of goodwill impairment on one of its reporting units in the fourth quarter of 2002, resulting in an impairment charge of $77,000. The September 27, 2002 financial statements have been revised in accordance with SFAS 142 to record this charge effective as of the beginning of the year (December 29, 2001), as required.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of Foster Wheeler and all significant domestic and foreign subsidiary companies. All significant intercompany transactions and balances have been eliminated.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts, customer and vendor claims, depreciation, employee and retiree benefit plans, taxes, asbestos litigation and expected recoveries and contingencies, among others. The Company established a provision for the balance of outstanding commercial claims as of December 27, 2002. The Company revised its estimates of claim revenues to reflect recent adverse recovery experience due to management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. As of December 27, 2002 and September 26, 2003, the Company had recorded commercial claims of $0. In July 2003, a subsidiary of the Company received $23,000 in settlement of a receivable dispute and corresponding claim from a client. A pre-tax gain of $2,500 associated with the claim recovery was recorded in the second quarter of 2003; the cash proceeds were received in the third quarter of 2003. At September 26, 2003 and December 27, 2002, the Company anticipates collection of approximately $7,000 and $9,000, respectively, in requests for equitable adjustments. These amounts relate primarily to a claim against a U.S. Government agency for a project currently being executed. If this claim were to be unsuccessful, the costs would be charged to cost of operating revenues.

Revenue Recognition on Long-term Contracts — Revenues and profits on long-term fixed price contracts are recorded under the percentage of completion method. Progress towards completion is measured using physical completion of individual tasks for all contracts with a value in excess of $5,000. Progress toward completion for fixed priced contracts with a value under $5,000 is measured using the cost-to-cost method.

Revenues and profits on cost-reimbursable contracts are recorded as the costs are incurred. The Company includes flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when the Company is responsible for the engineering specifications and procurement for such costs.

Contracts in progress are stated at cost increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances are presented as “estimated costs to complete long-term contracts.” The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. However, current estimates are revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: (i) the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; (ii) costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and (iii) the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. While the Company has established reserves against its commercial claims to bring the net book value of such claims to $0 at September 26, 2003 and December 27, 2002, such claims continue to be pursued and are currently in various stages of negotiation, arbitration and other legal proceedings.

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

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of approximately $349,000 are maintained by foreign subsidiaries as of September 26, 2003. These subsidiaries require a substantial portion of these funds to support their liquidity and working capital needs as well as required minimum capitalization and contractual restrictions. Accordingly, these funds may not be readily available for repatriation to U.S. entities.

Restricted Cash — Restricted cash at September 26, 2003 consists of approximately $3,900 held primarily by special purpose entities and restricted for debt service payments; approximately $41,200 that was required to collateralize letters of credit and bank guarantees, and approximately $4,200 of client escrow funds. Domestic restricted cash totals approximately $4,400 which relates to funds held primarily by special purpose entities and restricted for debt service payments and client escrow funds. Foreign restricted cash totals approximately $44,900 and is comprised of cash collateralized letters of credit and bank guarantees and client escrow funds.

Short-term Investments — Short-term investments consist primarily of certificates of deposit and bonds of foreign governments and are classified as available for sale under SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities.” Realized gains and losses from sales are based on the specific identification method.

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

Accounts and Notes Receivable Other — Non-trade accounts and notes receivable consist primarily of the current portion of the asbestos-related insurance recovery receivable discussed in Note 3 and foreign value added tax receivable.

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

Foreign Currency — Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at month-end exchange rates and income and expenses and cash flows at monthly weighted average rates.

The Company enters into foreign exchange contracts in its management of foreign currency exposures related to commercial contracts. Changes in the fair value of derivative contracts that qualify as designated cash flow hedges are deferred until the hedged forecasted transaction affects earnings. Amounts receivable or payable (gains or losses) under foreign exchange hedges are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” At September 26, 2003, the Company did not meet the requirements for deferral under SFAS 133 and recorded a loss of $1,850 for the three months and a loss of $2,800 for the nine months ended September 26, 2003 on derivative instruments. At September 27, 2002, the Company also did not meet the requirements for deferral and recorded a loss of $18,700 for the three months and a gain of $2,000 for the nine months ended September 27, 2002.

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

Effective December 29, 2001, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets” which supersedes APB Opinion 17, “Intangible Assets.” The statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company tests for impairment at the reporting unit level as defined in SFAS 142. This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. Impairment losses were measured as of December 29, 2001 and recognized as the cumulative effect of a change in accounting principle in 2002. In the first quarter of each year, the Company evaluates goodwill on a separate operating unit basis to assess recoverability, and impairments, if any, are recognized in earnings. SFAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of September 26, 2003 and December 27, 2002, the Company had unamortized goodwill of $50,700 and $50,200, respectively, all related to the Energy Group. The increase in goodwill is due to foreign currency translation adjustments of $500. In accordance with SFAS 142, the Company is no longer amortizing goodwill. The Company recognized $150,500 of impairment losses in 2002 related to the goodwill as a cumulative effect of a change in accounting principle. Of this total, $24,800 was associated with the Camden waste-to-energy facility and $77,000 was associated with the North American Power unit included in the operations of the Energy Group. The fair value of the facility and the operating unit were estimated using the expected present value of future cash flows. The remaining $48,700 related to Foster Wheeler Environmental Corporation is recorded in the Engineering & Construction Group. (Refer to Note 13 regarding the sale of certain assets of Foster Wheeler Environmental Corporation on March 7, 2003.) An impairment of the goodwill on this subsidiary was determined based upon indications of its market value from potential buyers.

The following table details amounts relating to identifiable intangible assets.

	As of September 26, 2003		As of December 27, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$36,286	$13,342	$35,695	$11,973
Trademarks	61,294	12,810	60,378	11,432

Total	$97,580	$26,152	$96,073	$23,405

Amortization expense related to patents and trademarks for the three and nine month periods ended September 26, 2003 was $920 and $2,750, respectively. Amortization expense for the comparable periods in 2002 was $890 and $2,640, respectively. Amortization expense is expected to approximate $3,500 each year in the next five years.

Earnings per Share — Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Options to purchase 8,612,182 and 8,161,023 shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 26, 2003, respectively, because the options’ exercise price was greater than the average market price. Options to purchase 5,385,488 and 4,835,488 shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 27, 2002, as restated, respectively, because the options’ exercise price was greater than the average market price. Options to purchase 0 and 451,159 shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 26, 2003, respectively, due to their antidilutive effect. Options to purchase 2,876,202 and 3,426,202 shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 27, 2002, as restated, respectively, due to their antidilutive effect. The 13,085,751 shares issuable upon conversion of the convertible subordinated notes were not included in the computation of diluted earnings per share for the quarterly or year-to-date periods ended September 26, 2003 or September 27, 2002 as restated, due to their antidilutive effect.

Stock Option Plans — The Company has option plans which reserve shares of common stock for issuance to executives, key employees, and directors. The Company has adopted the disclosure only provisions of SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated in the following chart. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model.

	September 26, 2003		September 27, 2002

	Three Months	Nine Months	Three Months	Nine Months

Net loss – as reported	$(26,897)	$(76,055)	$(151,010)	$(413,116)

Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of $0 tax	—	31	3,537	3,566

Net loss – pro forma	$(26,897)	$(76,086)	$(154,547)	$(416,682)

Loss per share as reported:
Basic	$(0.65)	$(1.85)	$(3.69)	$(10.09)
Diluted*	$(0.65)	$(1.85)	$(3.69)	$(10.09)

Loss per share – pro forma
Basic	$(0.65)	$(1.85)	$(3.78)	$(10.18)
Diluted*	$(0.65)	$(1.85)	$(3.78)	$(10.18)

* Stock options not included in diluted earnings per share due to losses in September 2003 and September 2002 At September 26, 2003, a total of 8,895,251 shares of common stock were reserved for issuance under various stock option plans; of this total, 533,069 shares were not under option.

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

In March 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation requires consolidation by business enterprises of variable interest rate entities which have one or both of the following characteristics:

•	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; and

•	The equity investors lack one or more of the following essential characteristics of a controlling financial interest: a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights; b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; and c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected loss.

FIN 46 applies immediately to variable interest rate entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, the effective date of FIN 46 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 was deferred until the end of the first interim or annual period ending after December 15, 2003.

The Company is currently assessing the impact of the adoption of this interpretation on entities in which it held a variable interest that it acquired prior to February 1, 2003. The Company did not obtain any interests in variable interest rate entities subsequent to January 1, 2003.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS 133 for decisions made: (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133; (2) in connection with the other FASB projects dealing with financial instruments; and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not impact the Company.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability; many of which had been previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This statement does not impact the financial instruments issued by the Company prior to May 31, 2003 and there have been no issuances of financial instruments by the Company since that date.

3.	Litigation and Uncertainties

In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment design or plant construction. Based on its knowledge of the facts and circumstances surrounding such claims and of its insurance coverage for such claims, if any, management of the Company believes that the disposition of such suits will not result in charges against assets or earnings materially in excess of amounts previously provided for in the accounts. Some of the Company’s subsidiaries, along with many other companies, are co-defendants in numerous lawsuits pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work performed by the Company’s subsidiaries during the 1970’s and prior. As of September 26, 2003 there were approximately 148,200 claims pending. The number of claims does not include those claims on inactive, stayed, deferred or similar court dockets in jurisdictions where such dockets have been established for claimants who allege minimal or no impairment. During the third quarter of 2003, approximately 6,000 new claims were filed and approximately 3,200 were either settled or dismissed without payment. The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or the Company expects will be reimbursed from insurance coverage was $20,500 in the third quarter of 2003. As of September 27, 2002 there were approximately 132,400 claims pending. During the third quarter of 2002 approximately 12,400 new claims were filed and approximately 1,900 were either settled or dismissed without payment. The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or the Company expects will be reimbursed from insurance coverage was $9,100 in the third quarter of 2002. The reports of numbers of claims pending in 2001, 2002 and the first and second quarters of 2003, included those claims on inactive, stayed, deferred or similar court dockets which are not counted as pending under the claims reporting methodology currently used by the Company. Of the 24,500 claims not counted as pending, 6,500 are on an inactive docket in Baltimore, Maryland and 18,000 on an inactive docket in the Supreme Court of New York.

Since 1993 the Company’s subsidiaries have received reimbursement for a substantial portion of asbestos defense and indemnity costs incurred with respect to claims filed prior to June 13, 2001. This funding was the result of an agreement the Company’s subsidiaries entered into with Liberty Mutual Insurance Company, certain London Market insurers and others. In the first quarter of 2001 the Company’s subsidiaries received notice from London Market insurers that the agreement was terminated in accordance with its terms, however, funding for claims filed prior to June 12, 2001 continued through the second quarter of 2003. Concurrent with the notice of termination of this funding arrangement, a lawsuit was filed by the London Market insurers seeking a judicial determination as to the respective rights and responsibilities under all of the Company’s subsidiaries’ policies. The lawsuit is pending in the Supreme Court of the State of New York. Although the termination of the previous arrangement delays the ability of the Company’s subsidiaries to get reimbursed on a timely basis for claims filed after June 12, 2001, management expects that the ultimate resolution of the insurance litigation will permit the Company to manage the resolution of such claims without a material adverse impact on the Company’s long-term operations, financial condition or cash flows. In July 2003, several subsidiaries of the Company and Liberty Mutual Insurance Company entered into a settlement and release agreement that resolves the coverage litigation between them and Liberty Mutual. The agreement provides for a buy back of insurance policies and the settlement of all disputes between them and Liberty Mutual with respect to asbestos related claims. The agreement requires Liberty Mutual to make payments over a 19 year period subject to an annual cap that declines over time, into a special account established to pay the Company’s subsidiaries’ indemnity and defense costs for asbestos claims. The Company received in July 2003 an initial payment under the agreement of approximately $6,000 which was used to pay asbestos related defense and indemnity costs on behalf of subsidiaries.

In September 2003, the Company’s subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and certain London Market and North River Insurers. This agreement provides for cash payment of $5,925, which has been received by the Company, and additional amounts which have been deposited in a trust for use by the Company’s subsidiaries for defense and indemnity of asbestos claims. The pending litigation and negotiations with other insurers is continuing.

As of September 26, 2003, the Company had recorded a liability related to probable costs on asbestos-related insurance claims of approximately $495,700, of which approximately $35,000 is considered short-term. The Company had recorded an asset of approximately $532,000 relating to probable insurance recoveries of which the Company is awaiting reimbursement of approximately $64,600 as of September 26, 2003. In addition to the $497,000 shown separately in the balance sheet, approximately $35,000 is recorded in accounts and notes receivable. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending proceedings with certain insurers. The total liability recorded is comprised of an estimated liability relating to open (outstanding) claims of approximately $338,200 and an estimated liability relating to future unasserted claims of approximately $157,500. These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type; and the breakdown of known and future claims into disease type. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. The defense costs and indemnity payments are expected to be incurred over the next 15 years during which period new claims are expected to decline from year to year. The Company believes that there will be a substantial reduction in the number of new claims filed after 2018 although there are no assurances this will be correct. The Company periodically updates its forecasts of estimated future costs and insurance recoveries to take into consideration its experience and other considerations such as legislation. Historically, the Company’s defense costs have represented approximately 24% of total costs. Through September 26, 2003, total indemnity costs paid were approximately $337,200 and total defense costs paid were approximately $106,500.

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

A subsidiary of the Company in the United Kingdom (“UK”) has also received a limited number of claims alleging personal injury arising from exposure to asbestos. None of these claims have resulted in material costs to the Company.

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

On April 3, 2002 the United States District Court for the Northern District of Texas entered an amended final judgment in the matter of Koch Engineering Company et al vs. Glitsch, Inc. et al. Glitsch, Inc. (now known as Tray, Inc.) is an indirect subsidiary of the Company. This lawsuit claimed damages for patent infringement and trade secret misappropriations and has been pending for over 18 years. A judgment was entered in this case on November 29, 1999 awarding plaintiffs compensatory and punitive damages plus prejudgment interest in an amount to be calculated. This amended final judgment in the amount of $54,283 included interest for the period beginning in 1983 when the lawsuit was filed through entry of judgment. Post-judgment interest would have accrued at a rate of 5.471% per annum from November 29, 1999. The management of Tray, Inc. believed that the Court’s decision contained numerous factual and legal errors subject to reversal on appeal. Tray, Inc. filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit. On April 7, 2003, Tray, Inc. filed for bankruptcy. In the third quarter of 2003, the parties amicably resolved the case. Management assessed the liability associated with this legal proceeding and determined that the previously recorded provision in the financial statements for this liability was adequate to address the terms of the settlement.

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

The Company established a provision for the balance of outstanding commercial claims as of December 27, 2002 to bring the net book value of such claims to $0. At that time, the Company revised its estimates of claim revenues to reflect recent adverse recovery experience due to management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. The Company continues to pursue these claims, but there can be no assurance that it will recover the full amount of the claims, or anything at all.

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

4.	Changes in Shareholders’ Deficit

Changes in shareholders’ equity/(deficit) for the nine months ended September 26, 2003 were as follows:

					Accumulated Other Comprehensive Loss
						Total Shareholders’ Deficit
	Common Stock		Paid-in Capital	Accumulated Deficit
	Shares	Amount

Balance December 27, 2002	40,771,560	$40,772	$201,718	$(653,991)	$(369,438)	$(780,939)

Net loss				(76,055)		(76,055)

Options issued to non-employees			123			123

Minimum pension liability adjustment,
net of $0 tax benefit					(13,511)	(13,511)

Foreign currency translation adjustment					(1,131)	(1,131)

Balance September 26, 2003	40,771,560	$40,772	$201,841	$(730,046)	$(384,080)	$(871,513)

5.	Major Business Groups

Management uses several financial metrics to measure the performance of the Company’s business segments. EBITDA is the primary financial measure used by the Company’s chief decision makers. Previously, gross margin, which is equal to operating revenues less cost of operating revenues, was considered the primary financial measure.

	Engineering		Corporate
	and		and Financial
	Construction	Energy Group	Services	Total

For the Three Months Ended September 26, 2003
Third party revenue	$573,259	$319,445	$3,494	$896,198
Intercompany revenue	2,257	1,939	(4,196)	—

Total revenue	$575,516	$321,384	$(702)	$896,198

EBITDA	$19,187	$32,376	$(38,389)	$13,174
Less: Interest expense*	(432)	4,560	21,820	25,948
Less: Depreciation and amortization	2,501	5,345	991	8,837

(Loss)/earnings before income taxes	$17,118	$22,471	$(61,200)	$(21,611)

For the Three Months Ended September 27, 2002, Restated
Third party revenue	$460,346	$347,905	$5,936	$814,187
Intercompany revenue	2,185	7,861	(10,046)	—

Total revenue	$462,531	$355,766	$(4,110)	$814,187

EBITDA	$(26,503)	$(29,190)	$(42,128)	$(97,821)
Less: Interest expense *	(985)	5,009	17,079	21,103
Less: Depreciation and amortization	3,118	19,463	1,205	23,786

Loss before income taxes	$(28,636)	$(53,662)	$(60,412)	$(142,710)

For the Nine Months Ended September 26, 2003
Third party revenue	$1,579,998	$1,052,893	$9,981	$2,642,872
Intercompany revenue	7,507	4,206	(11,713)	—

Total revenue	$1,587,505	$1,057,099	$(1,732)	$2,642,872

EBITDA	$43,729	$89,841	$(92,186)	$41,384
Less: Interest expense *	(1,241)	14,293	57,587	70,639
Less: Depreciation and amortization	7,697	16,408	3,016	27,121

(Loss)/earnings before income taxes	$37,273	$59,140	$(152,789)	$(56,376)

For the Nine Months Ended September 27, 2002, Restated
Third party revenue	$1,435,361	$1,130,870	$12,886	$2,579,117
Intercompany revenue	8,472	24,232	(32,704)	—

Total revenue	$1,443,833	$1,155,102	$(19,818)	$2,579,117

EBITDA	$(11,379)	$(25,436)	$(99,311)	$(136,126)
Less: Interest expense *	(1,554)	16,747	45,983	61,176
Less: Depreciation and amortization	11,546	31,450	3,439	46,435

Loss before income taxes	$(21,371)	$(73,633)	$(148,733)	$(243,737)

	September 26,		December 27,
Total Assets	2003		2002

E&C Group	$1,016,942		$1,100,401
Energy Group	1,412,399		1,431,211
Corporate and Financial Services	167,576		310,665

Total	$2,596,917		$2,842,277

* Includes dividends on Preferred Trust Securities.

Operating revenues by industry segment for the three and nine month periods ending September 26, 2003 and September 27, 2003, respectively, were as follows:

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,

	2003	2002	2003	2002

Power	$338,974	$371,089	$1,152,772	$1,197,910
Oil and gas/refinery	349,156	210,514	846,954	615,682
Pharmaceutical	88,705	113,087	239,151	294,239
Chemical	67,515	38,382	173,522	114,953
Environmental	13,886	77,788	112,303	251,412
Power production	33,236	34,297	95,006	104,183
Eliminations and other	(4,899)	(46,088)	(26,805)	(39,567)

	$886,573	$799,069	$2,592,903	$2,538,812

6.	Consolidating Financial Information – 6.75% Notes

As a result of the reorganization on May 25, 2001, Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the 6.75% notes due November 15, 2005 (the “Notes”). Foster Wheeler Ltd. and the following 100% owned companies issued guarantees in favor of the holders of the Notes: Equipment Consultants, Inc., Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.), Foster Wheeler Asia Limited, Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Enviresponse, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler Power Group, Inc., Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Mortshal, Inc., FW Technologies Holdings LLC, HFM International, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc., and Perryville III Trust. Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC and each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly owned subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions. The following represents summarized condensed consolidating financial information as of September 26, 2003 and December 27, 2002 with respect to the financial position, and for three and nine months ended September 26, 2003 and September 27, 2002, as restated, for results of operations and for the nine months ended September 26, 2003 and September 27, 2002, as restated, for cash flows of the Company and its 100% owned and majority-owned subsidiaries.

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

6. Consolidating Financial Information - 6.75% Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
September 26, 2003
(In Thousands of Dollars)

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$24,087	$383,616	$—	$407,703
Accounts and notes receivable, net	—	247,459	29,186	906,235	(674,202)	508,678
Contracts in process and inventories	—	—	127,989	77,783	(8,676)	197,096
Other current assets	—	—	12,412	65,911	—	78,323

Total current assets	—	247,459	193,674	1,433,545	(682,878)	1,191,800
Investments in subsidiaries and others	(871,175)	(937,389)	516,141	90,326	1,291,923	89,826
Land, buildings & equipment (net)	—	—	69,420	271,976	—	341,396
Notes and accounts receivable-long-term	210,000	595,656	281,288	474,232	(1,530,009)	31,167
Intangible assets (net)	—	—	102,335	19,839	—	122,174
Asbestos-related insurance recovery receivable	—	497,030	—	—	—	497,030
Other non-current assets	—	32,230	90,181	201,113	—	323,524

TOTAL ASSETS	$(661,175)	$434,986	$1,253,039	$2,491,031	$(920,964)	$2,596,917

Liabilities & Shareholders’ (Deficit)/Equity
Accounts payable and accrued expenses	$390	$96,595	$573,597	$589,066	$(682,878)	$576,770
Estimated costs to complete long-term contracts	—	—	199,405	409,184	—	608,589
Other current liabilities	(52)	(1,085)	511	152,866	—	152,240

Total current liabilities	338	95,510	773,513	1,151,116	(682,878)	1,337,599
Corporate and other debt	—	328,556	44,004	22,641	—	395,201
Special-purpose project debt	—	—	—	172,330	—	172,330
Pension, postretirement and other employee benefits	—	—	312,976	165,964	—	478,940
Asbestos-related liability	—	460,678	—	—	—	460,678
Other long-term liabilities and minority interest	—	421,351	886,436	779,379	(1,955,769)	131,397
Surbordinated Robbins obligations	—	—	107,285	—	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,338	1,306,095	2,124,214	2,466,430	(2,638,647)	3,468,430

Common stock and paid in capital	242,613	242,613	242,613	256,748	(741,974)	242,613
(Accumulated deficit)/retained earnings	(730,046)	(729,642)	(729,708)	24,389	1,434,961	(730,046)
Accumulated other comprehensive loss	(384,080)	(384,080)	(384,080)	(256,536)	1,024,696	(384,080)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(871,513)	(871,109)	(871,175)	24,601	1,717,683	(871,513)

TOTAL LIABILITIES AND SHAREHOLDERS’
(DEFICIT)/EQUITY	$(661,175)	$434,986	$1,253,039	$2,491,031	$(920,964)	$2,596,917

6. Consolidating Financial Information - 6.75% Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 27, 2002
(In Thousands of Dollars)

				Non-
	Foster	Foster	Guarantor	Guarantor
	Wheeler Ltd.	Wheeler LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$19,771	$324,534	$—	$344,305
Accounts and notes receivable, net	—	228,428	163,817	847,482	(611,506)	628,221
Contracts in process and inventories	—	—	177,115	110,959	(8,250)	279,824
Other current assets	—	—	39,924	38,102	(529)	77,497

Total current assets	—	228,428	400,627	1,321,077	(620,285)	1,329,847
Investments in subsidiaries and others	(780,671)	(842,608)	617,995	88,523	1,005,284	88,523
Land, buildings & equipment (net)	—	—	103,489	304,330	—	407,819
Notes and accounts receivable-long-term	210,000	595,656	289,106	658,167	(1,730,985)	21,944
Intangible assets (net)	—	—	104,349	18,533	—	122,882
Asbestos-related insurance recovery receivable	—	534,045	—	—	—	534,045
Other non-current assets	—	20,749	107,174	209,296	(2)	337,217

TOTAL ASSETS	$(570,671)	$536,270	$1,622,740	$2,599,926	$(1,345,988)	$2,842,277

Liabilities & Shareholders’ (Deficit)/Equity
Accounts payable and accrued expenses	$320	$58,927	$747,395	$448,732	$(620,285)	$635,089
Estimated costs to complete long-term contracts	—	—	279,739	366,024	—	645,763
Other current liabilities	(52)	(1,085)	23,643	170,705	—	193,211

Total current liabilities	268	57,842	1,050,777	985,461	(620,285)	1,474,063
Corporate and other debt	—	340,000	43,678	16,261	—	399,939
Special-purpose project debt	—	—	—	181,613	—	181,613
Pension, postretirement and other employee
benefits	—	—	294,133	143,687	—	437,820
Asbestos-related liability	—	519,790	—	—	—	519,790
Other long-term liabilities and minority interest	—	399,255	907,538	971,731	(2,160,818)	117,706
Surbordinated Robbins obligations	—	—	107,285	—	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,268	1,316,887	2,403,411	2,473,753	(2,781,103)	3,623,216

Common stock and paid in capital	242,490	242,490	242,490	374,892	(859,872)	242,490
(Accumulated deficit)/retained earnings	(653,991)	(653,669)	(653,723)	5,727	1,301,665	(653,991)
Accumulated other comprehensive loss	(369,438)	(369,438)	(369,438)	(254,446)	993,322	(369,438)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(780,939)	(780,617)	(780,671)	126,173	1,435,115	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’
(DEFICIT)/EQUITY	$(570,671)	$536,270	$1,622,740	$2,599,926	$(1,345,988)	$2,842,277

6. Consolidating Financial Information - 6.75% Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 26, 2003
(In Thousands of Dollars)

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Revenues	$—	$—	$740,239	$1,914,746	$(62,082)	$2,592,903
Other Income	10,238	49,482	43,812	58,241	(111,804)	49,969

Total revenues and other income	10,238	49,482	784,051	1,972,987	(173,886)	2,642,872

Cost of operating revenues	—	—	707,445	1,747,475	(62,082)	2,392,838
Selling, general and administrative expenses	—	—	62,436	82,670	—	145,106
Other deductions and minority interest	5	101	70,228	23,812	(3,481)	90,665
Interest expense *	10,303	45,695	43,063	79,901	(108,323)	70,639
Equity in net (loss)/earnings of subsidiaries	(75,985)	(79,659)	24,694	—	130,950	—

(Loss)/earnings before income taxes	(76,055)	(75,973)	(74,427)	39,129	130,950	(56,376)
Provision for income taxes	—	—	1,558	18,121	—	19,679

Net (loss)/earnings	(76,055)	(75,973)	(75,985)	21,008	130,950	(76,055)

Other comprehensive loss:
Foreign currency translation adjustments	(1,131)	(1,131)	(1,131)	(1,131)	3,393	(1,131)
Minimum pension liability adjustment
net of $0 tax benefit	(13,511)	(13,511)	(13,511)	—	27,022	(13,511)

Comprehensive (loss)/earnings	$(90,697)	$(90,615)	$(90,627)	$19,877	$161,365	$(90,697)

* Includes dividends on preferred securities of $13,443.

6. Consolidating Financial Information - 6.75% Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 26, 2003
(In Thousands of Dollars)

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Revenues	$—	$—	$224,631	$678,389	$(16,447)	$886,573
Other Income	3,413	22,147	8,015	13,026	(36,976)	9,625

Total revenues and other income	3,413	22,147	232,646	691,415	(53,423)	896,198

Cost of operating revenues	—	—	200,716	622,225	(16,447)	806,494
Selling, general and administrative expenses	—	—	18,121	27,857	—	45,978
Other deductions and minority interest	—	46	32,848	7,689	(1,194)	39,389
Interest expense *	3,434	17,361	14,649	26,286	(35,782)	25,948
Equity in net (loss)/earnings of subsidiaries	(26,876)	(31,612)	4,508	—	53,980	—

(Loss)/earnings before income taxes	(26,897)	(26,872)	(29,180)	7,358	53,980	(21,611)
Provision /(benefit) for income taxes	—	—	(2,304)	7,590	—	5,286

Net loss	(26,897)	(26,872)	(26,876)	(232)	53,980	(26,897)

Other comprehensive loss:
Foreign currency translation adjustments	(415)	(415)	(415)	(415)	1,245	(415)
Minimum pension liability adjustment
net of $0 tax benefit	—	—	—	—	—	—

Comprehensive loss	$(27,312)	$(27,287)	$(27,291)	$(647)	$55,225	$(27,312)

* Includes dividends on preferred securities of $4,584.

6. Consolidating Financial Information - 6.75% Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 27, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$995,231	$1,614,491	$(70,910)	$2,538,812
Other income	10,238	42,235	32,117	81,396	(125,681)	40,305

Total revenues and other income	10,238	42,235	1,027,348	1,695,887	(196,591)	2,579,117

Cost of operating revenues	—	—	1,026,800	1,509,628	(71,022)	2,465,406
Selling, general and administrative expenses	—	—	97,589	68,219	—	165,808
Other deductions and minority interest	4	4,195	51,996	80,249	(5,980)	130,464
Interest expense *	10,313	38,506	44,886	87,060	(119,589)	61,176
Equity in net losses of subsidiaries	(262,537)	(262,197)	(41,742)	—	566,476	—

Loss before income taxes	(262,616)	(262,663)	(235,665)	(49,269)	566,476	(243,737)
Provision /(benefit) for income taxes	—	(163)	26,872	(7,830)	—	18,879

Net loss prior to cumulative effect of a change in
accounting principle	(262,616)	(262,500)	(262,537)	(41,439)	566,476	(262,616)
Cumulative effect on prior years of a change in
accounting principle for goodwill, net of $0 tax	(150,500)	(150,500)	(150,500)	(24,800)	325,800	(150,500)

Net loss	(413,116)	(413,000)	(413,037)	(66,239)	892,276	(413,116)

Other comprehensive (loss)/income:
Foreign currency translation adjustments	11,252	11,252	11,252	11,252	(33,756)	11,252
Net (loss)/gain on derivative instruments	(3,834)	(3,834)	(3,834)	284	7,384	(3,834)
Minimum pension liability adjustment
net of tax benefit	—	—	—	—	—	—

Comprehensive loss	$(405,698)	$(405,582)	$(405,619)	$(54,703)	$865,904	$(405,698)

* Includes dividends on preferred securities of $12,315.

6. Consolidating Financial Information - 6.75% (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 27, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$289,351	$528,400	$(18,682)	$799,069
Other income	3,413	14,779	13,092	27,173	(43,339)	15,118

Total revenues and other income	3,413	14,779	302,443	555,573	(62,021)	814,187

Cost of operating revenues	—	—	349,477	527,244	(18,794)	857,927
Selling, general and administrative expenses	—	—	30,372	23,472	—	53,844
Other deductions and minority interest	—	709	15,667	9,731	(2,084)	24,023
Interest expense *	3,438	13,293	15,302	30,213	(41,143)	21,103
Equity in net losses of subsidiaries	(150,966)	(151,457)	(40,199)	—	342,622	—

Loss before income taxes	(150,991)	(150,680)	(148,574)	(35,087)	342,622	(142,710)
Provision for income taxes	19	272	2,392	5,617	—	8,300

Net loss prior to cumulative effect of a change in
accounting principle	(151,010)	(150,952)	(150,966)	(40,704)	342,622	(151,010)
Cumulative effect on prior years of a change in
accounting principle for goodwill, net of $0 tax	—	—	—	—	—	—

Net loss	(151,010)	(150,952)	(150,966)	(40,704)	342,622	(151,010)

Other comprehensive (loss)/income:
Foreign currency translation adjustments	1,846	1,846	1,846	1,846	(5,538)	1,846
Net (loss)/gain on derivative instruments	—	—	—	—	—	—
Minimum pension liability adjustment
net of tax benefit	—	—	—	—	—	—

Comprehensive loss	$(149,164)	$(149,106)	$(149,120)	$(38,858)	$337,084	$(149,164)

* Includes dividends on preferred securities of $4,199.

6. Consolidating Financial Information - 6.75% Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Nine Months Ended September 26, 2003
(In Thousands of Dollars)

		Foster
	Foster	Wheeler	Guarantor	Non-Guarantor
	Wheeler Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash(used)/provided by
Operating Activities	$(70)	$(1,270)	$(192,533)	$177,975	$(2,443)	$(18,341)

Cash Flows from Investing Activities
Change in restricted cash	—	—	15,393	24,188	—	39,581
Capital expenditures	—	—	(886)	(10,086)	—	(10,972)
Proceeds from sale of properties	—	—	78,928	1,362	—	80,290
Increase in investment
and advances	—	—	—	—	—	—
Increase in short-term investments	—	—	—	(7,361)	—	(7,361)

Net cash provided by
Investing Activities	—	—	93,435	8,103	—	101,538

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(2,443)	2,443	—
Decrease in short-term debt	—	—	—	(14,826)	—	(14,826)
Proceeds from long-term debt	—	—	—	—	—	—
Repayment of long-term debt	—	(11,444)	376	(9,198)	—	(20,266)
Other	70	12,714	102,082	(117,745)	—	(2,879)

Net cash provided/(used) by
Financing Activities	70	1,270	102,458	(144,212)	2,443	(37,971)

Effect of exchange rate changes on
cash and cash equivalents	—	—	956	17,216	—	18,172

Increase in cash and
cash equivalents	—	—	4,316	59,082	—	63,398
Cash and Cash equivalents,
beginning of year	—	—	19,771	324,534	—	344,305

Cash and Cash equivalents,
end of year	$—	$—	$24,087	$383,616	$—	$407,703

6.  Consolidating Financial Information - 6.75% Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Nine Months Ended September 27, 2002
(In Thousands of Dollars)
(Restated)

		Foster
	Foster	Wheeler	Guarantor	Non-Guarantor
	Wheeler Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash(used)/provided by
Operating Activities	$(80)	$(1,597)	$237,373	$(537)	$(17,033)	$218,126

Cash Flows from Investing Activities
Change in restricted cash	—	—	(15,900)	(62,819)	—	(78,719)
Capital expenditures	—	—	(39,282)	(7,095)	—	(46,377)
Proceeds from sale of properties	—	—	1,204	867	—	2,071
Increase in investment
and advances	—	(350)	(428)	(2,684)	—	(3,462)
Decrease in short-term investments	—	—	—	5	—	5

Net cash used by
Investing Activities	—	(350)	(54,406)	(71,726)	—	(126,482)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(17,033)	17,033	—
Increase in short-term debt	—	—	—	8,706	—	8,706
Proceeds from long-term debt	—	70,000	44,900	(756)	—	114,144
Repayment of long-term debt	—	—	(829)	(7,886)	—	(8,715)
Other	80	(68,053)	(121,907)	187,819	—	(2,061)

Net cash provided/(used) by
Financing Activities	80	1,947	(77,836)	170,850	17,033	112,074

Effect of exchange rate changes on
cash and cash equivalents	—	—	38	14,950	—	14,988

Increase in cash and
cash equivalents	—	—	105,169	113,537	—	218,706
Cash and Cash equivalents,
beginning of year	—	—	40,961	183,059	—	224,020

Cash and Cash equivalents,
end of year	$—	$—	$146,130	$296,596	$—	$442,726

7.	Consolidating Financial Information — Convertible Subordinated Notes

In May and June 2001, Foster Wheeler Ltd. issued 6.5% Convertible Subordinated Notes (“Convertible Notes”) due in June 2007. The Convertible Notes are fully and unconditionally guaranteed by Foster Wheeler LLC, a 100% owned indirect subsidiary of Foster Wheeler Ltd. Foster Wheeler LLC has assumed the obligation to fund the debt service. The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Foster Wheeler LLC because management does not believe that such separate financial statements and related disclosures would be material to investors. The following represents summarized condensed consolidating financial information as of September 26, 2003 and December 27, 2002 with respect to the financial position, and for the three and nine months ended September 26, 2003 and September 27, 2002, as restated, for results of operations and for the nine months ended September 26, 2003 and September 27, 2002, as restated, for cash flows of the Company and its 100% owned and majority-owned subsidiaries.

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

7. Consolidating Financial Information - Convertible Subordinated Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
September 26, 2003
(In Thousands of Dollars)

			Non-
	Foster	Guarantor	Guarantor
	Wheeler Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$407,703	$—	$407,703
Accounts and notes receivable, net	—	247,459	459,999	(198,780)	508,678
Contracts in process and inventories	—	—	197,096	—	197,096
Other current assets	—	—	78,323	—	78,323

Total current assets	—	247,459	1,143,121	(198,780)	1,191,800
Investments in subsidiaries and others	(871,175)	(937,389)	156,106	1,742,284	89,826
Land, buildings & equipment (net)	—	—	341,396	—	341,396
Notes and accounts receivable-long-term	210,000	595,656	206,167	(980,656)	31,167
Intangible assets (net)	—	—	122,174	—	122,174
Asbestos-related insurance recovery receivable	—	497,030	—	—	497,030
Other non-current assets	—	32,230	291,294	—	323,524

TOTAL ASSETS	$(661,175)	$434,986	$2,260,258	$562,848	$2,596,917

Liabilities & Shareholders’ Deficit
Accounts payable and accrued expenses	$390	$96,595	$678,565	$(198,780)	$576,770
Estimated costs to complete long-term contracts	—	—	608,589	—	608,589
Other current liabilities	(52)	(1,085)	153,377	—	152,240

Total current liabilities	338	95,510	1,440,531	(198,780)	1,337,599
Corporate and other debt	—	328,556	66,645	—	395,201
Special-purpose project debt	—	—	172,330	—	172,330
Pension, postretirement and other employee
benefits	—	—	478,940	—	478,940
Asbestos-related liability	—	460,678	—	—	460,678
Other long-term liabilities and minority interest	—	421,351	690,702	(980,656)	131,397
Surbordinated Robbins obligations	—	—	107,285	—	107,285
Convertible subordinated notes	210,000	—	—	—	210,000
Preferred trust securities	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,338	1,306,095	3,131,433	(1,179,436)	3,468,430

Common stock and paid in capital	242,613	242,613	242,613	(485,226)	242,613
Accumulated deficit	(730,046)	(729,642)	(729,708)	1,459,350	(730,046)
Accumulated other comprehensive loss	(384,080)	(384,080)	(384,080)	768,160	(384,080)

TOTAL SHAREHOLDERS’ DEFICIT	(871,513)	(871,109)	(871,175)	1,742,284	(871,513)

TOTAL LIABILITIES AND SHAREHOLDERS’
DEFICIT	$(661,175)	$434,986	$2,260,258	$562,848	$2,596,917

7. Consolidating Financial Information - Convertible Subordinated Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 27, 2002
(In Thousands of Dollars)

			Non-
	Foster	Guarantor	Guarantor
	Wheeler Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$344,305	$—	$344,305
Accounts and notes receivable, net	—	228,428	567,341	(167,548)	628,221
Contracts in process and inventories	—	—	279,824	—	279,824
Other current assets	—	—	77,497	—	77,497

Total current assets	—	228,428	1,268,967	(167,548)	1,329,847
Investments in subsidiaries and others	(780,671)	(842,608)	150,514	1,561,288	88,523
Land, buildings & equipment (net)	—	—	407,819	—	407,819
Notes and accounts receivable-long-term	210,000	595,656	196,944	(980,656)	21,944
Intangible assets (net)	—	—	122,882	—	122,882
Asbestos-related insurance recovery receivable	—	534,045	—	—	534,045
Other non-current assets	—	20,749	316,468	—	337,217

TOTAL ASSETS	$(570,671)	$536,270	$2,463,594	$413,084	$2,842,277

Liabilities & Shareholders’ Deficit
Accounts payable and accrued expenses	$320	$58,927	$743,390	$(167,548)	$635,089
Estimated costs to complete long-term contracts	—	—	645,763	—	645,763
Other current liabilities	(52)	(1,085)	194,348	—	193,211

Total current liabilities	268	57,842	1,583,501	(167,548)	1,474,063
Corporate and other debt	—	340,000	59,939	—	399,939
Special-purpose project debt	—	—	181,613	—	181,613
Pension, postretirement and other employee
benefits	—	—	437,820	—	437,820
Asbestos-related liability	—	519,790	—	—	519,790
Other long-term liabilities and minority interest	—	399,255	699,107	(980,656)	117,706
Surbordinated Robbins obligations	—	—	107,285	—	107,285
Convertible subordinated notes	210,000	—	—	—	210,000
Preferred trust securities	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,268	1,316,887	3,244,265	(1,148,204)	3,623,216

Common stock and paid in capital	242,490	242,490	242,490	(484,980)	242,490
Accumulated deficit	(653,991)	(653,669)	(653,723)	1,307,392	(653,991)
Accumulated other comprehensive loss	(369,438)	(369,438)	(369,438)	738,876	(369,438)

TOTAL SHAREHOLDERS’ DEFICIT	(780,939)	(780,617)	(780,671)	1,561,288	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’
DEFICIT	$(570,671)	$536,270	$2,463,594	$413,084	$2,842,277

7. Consolidating Financial Information - Convertible Subordinated Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 26, 2003
(In Thousands of Dollars)

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,592,903	$—	$2,592,903
Other income	10,238	49,482	63,477	(73,228)	49,969

Total revenues and other income	10,238	49,482	2,656,380	(73,228)	2,642,872

Cost of operating revenues	—	—	2,392,838	—	2,392,838
Selling, general and administrative expenses	—	—	145,106	—	145,106
Other deductions and minority interest	5	101	90,559	—	90,665
Interest expense *	10,303	45,695	87,869	(73,228)	70,639
Equity in net (loss)/earnings of subsidiaries	(75,985)	(79,659)	3,686	151,958	—

Loss before income taxes	(76,055)	(75,973)	(56,306)	151,958	(56,376)
Provision for income taxes	—	—	19,679	—	19,679

Net loss	(76,055)	(75,973)	(75,985)	151,958	(76,055)

Other comprehensive loss:
Foreign currency translation adjustments	(1,131)	(1,131)	(1,131)	2,262	(1,131)
Minimum pension liability adjustment
net of $0 tax benefit	(13,511)	(13,511)	(13,511)	27,022	(13,511)

Comprehensive loss	$(90,697)	$(90,615)	$(90,627)	$181,242	$(90,697)

* Includes dividends on preferred securities of $13,443.

7. Consolidating Financial Information - Convertible Subordinated Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 26, 2003
(In Thousands of Dollars)

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$886,573	$—	$886,573
Other income	3,413	22,147	14,230	(30,165)	9,625

Total revenues and other income	3,413	22,147	900,803	(30,165)	896,198

Cost of operating revenues	—	—	806,494	—	806,494
Selling, general and administrative expenses	—	—	45,978	—	45,978
Other deductions and minority interest	—	46	39,343	—	39,389
Interest expense *	3,434	17,361	35,318	(30,165)	25,948
Equity in net (loss)/earnings of subsidiaries	(26,876)	(31,612)	4,740	53,748	—

Loss before income taxes	(26,897)	(26,872)	(21,590)	53,748	(21,611)
Provision for income taxes	—	—	5,286	—	5,286

Net loss	(26,897)	(26,872)	(26,876)	53,748	(26,897)

Other comprehensive loss:
Foreign currency translation adjustments	(415)	(415)	(415)	830	(415)
Minimum pension liability adjustment
net of $0 tax benefit	—	—	—	—	—

Comprehensive loss	$(27,312)	$(27,287)	$(27,291)	$54,578	$(27,312)

* Includes dividends on preferred securities of $4,584.

7. Consolidating Financial Information - Convertible Subordinated Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 27, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,538,812	$—	$2,538,812
Other income	10,238	42,235	49,661	(61,829)	40,305

Total revenues and other income	10,238	42,235	2,588,473	(61,829)	2,579,117

Cost of operating revenues	—	—	2,465,406	—	2,465,406
Selling, general and administrative expenses	—	—	165,808	—	165,808
Other deductions and minority interest	4	4,195	126,265	—	130,464
Interest expense *	10,313	38,506	74,186	(61,829)	61,176
Equity in net losses of subsidiaries	(262,537)	(262,197)	(303)	525,037	—

Loss before income taxes	(262,616)	(262,663)	(243,495)	525,037	(243,737)
Provision /(benefit) for income taxes	—	(163)	19,042	—	18,879

Net loss prior to cumulative effect of a change in
accounting principle	(262,616)	(262,500)	(262,537)	525,037	(262,616)
Cumulative effect on prior years of a change in
accounting principle for goodwill, net of $0 tax	(150,500)	(150,500)	(150,500)	301,000	(150,500)

Net loss	(413,116)	(413,000)	(413,037)	826,037	(413,116)

Other comprehensive (loss)/income:
Foreign currency translation adjustments	11,252	11,252	11,252	(22,504)	11,252
Net (loss)/gain on derivative instruments	(3,834)	(3,834)	(3,834)	7,668	(3,834)
Minimum pension liability adjustment
net of tax benefit	—	—	—	—	—

Comprehensive loss	$(405,698)	$(405,582)	$(405,619)	$811,201	$(405,698)

* Includes dividends on preferred securities of $12,315.

7. Consolidating Financial Information - Convertible Subordinated Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 27, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$799,069	$—	$799,069
Other income	3,413	14,779	16,308	(19,382)	15,118

Total revenues and other income	3,413	14,779	815,377	(19,382)	814,187

Cost of operating revenues	—	—	857,927	—	857,927
Selling, general and administrative expenses	—	—	53,844	—	53,844
Other deductions and minority interest	—	709	23,314	—	24,023
Interest expense *	3,438	13,293	23,754	(19,382)	21,103
Equity in net losses of subsidiaries	(150,966)	(151,457)	505	301,918	—

Loss before income taxes	(150,991)	(150,680)	(142,957)	301,918	(142,710)
Provision for income taxes	19	272	8,009	—	8,300

Net loss prior to cumulative effect of a change in
accounting principle	(151,010)	(150,952)	(150,966)	301,918	(151,010)
Cumulative effect on prior years of a change in
accounting principle for goodwill, net of $0 tax	—	—	—	—	—

Net loss	(151,010)	(150,952)	(150,966)	301,918	(151,010)

Other comprehensive (loss)/income:
Foreign currency translation adjustments	1,846	1,846	1,846	(3,692)	1,846
Net (loss)/gain on derivative instruments	—	—	—	—	—
Minimum pension liability adjustment
net of tax benefit	—	—	—	—	—

Comprehensive loss	$(149,164)	$(149,106)	$(149,120)	$298,226	$(149,164)

* Includes dividends on preferred securities of $4,199.

7. Consolidating Financial Information - Convertible Subordinated Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Nine Months Ended September 26, 2003
(In Thousands of Dollars)

	Foster	Guarantor	Non-Guarantor
	Wheeler Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash used by
Operating Activities	$(70)	$(1,270)	$(17,001)	$—	$(18,341)

Cash Flows from Investing Activities
Change in restricted cash	—	—	39,581	—	39,581
Capital expenditures	—	—	(10,972)	—	(10,972)
Proceeds from sale of properties	—	—	80,290	—	80,290
Increase in short-term investments	—	—	(7,361)	—	(7,361)

Net cash provided by
Investing Activities	—	—	101,538	—	101,538

Cash Flows from Financing Activities
Decrease in short-term debt	—	—	(14,826)	—	(14,826)
Repayment of long-term debt	—	(11,444)	(8,822)	—	(20,266)
Other	70	12,714	(15,663)	—	(2,879)

Net cash provided by
Financing Activities	70	1,270	(39,311)	—	(37,971)

Effect of exchange rate changes on
cash and cash equivalents	—	—	18,172	—	18,172

Increase in cash and
cash equivalents	—	—	63,398	—	63,398
Cash and Cash equivalents,
beginning of year	—	—	344,305	—	344,305

Cash and Cash equivalents,
end of year	$—	$—	$407,703	$—	$407,703

7. Consolidating Financial Information - Convertible Subordinated Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Nine Months Ended September 27, 2002
(In Thousands of Dollars)
(Restated)

	Foster	Guarantor	Non-Guarantor
	Wheeler Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash(used)/provided by
Operating Activities	$(80)	$(1,597)	$223,193	$(3,390)	$218,126

Cash Flows from Investing Activities
Change in restricted cash	—	—	(78,719)	—	(78,719)
Capital expenditures	—	—	(46,377)	—	(46,377)
Proceeds from sale of properties	—	—	2,071	—	2,071
Increase in investment
and advances	—	(350)	(3,112)	—	(3,462)
Decrease in short-term investments	—	—	5	—	5

Net cash used by
Investing Activities	—	(350)	(126,132)	—	(126,482)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(3,390)	3,390	—
Increase in short-term debt	—	—	8,706	—	8,706
Proceeds from long-term debt	—	70,000	44,144	—	114,144
Repayment of long-term debt	—	—	(8,715)	—	(8,715)
Other	80	(68,053)	65,912	—	(2,061)

Net cash provided by
Financing Activities	80	1,947	106,657	3,390	112,074

Effect of exchange rate changes on
cash and cash equivalents	—	—	14,988	—	14,988

Increase in cash and
cash equivalents	—	—	218,706	—	218,706
Cash and Cash equivalents,
beginning of year	—	—	224,020	—	224,020

Cash and Cash equivalents,
end of year	$—	$—	$442,726	$—	$442,726

8.	Consolidating Financial Information — Preferred Trust Securities

On January 13, 1999 FW Preferred Capital Trust I, a Delaware Business Trust which is a 100% indirectly owned finance subsidiary of the Company, issued $175,000 in Preferred Trust Securities. The Preferred Trust Securities are fully and unconditionally guaranteed by Foster Wheeler Ltd. and Foster Wheeler LLC. Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC has assumed the obligation to fund the debt service. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. Such distributions may be deferred for periods up to five years. In accordance with this provision, the Company has deferred all quarterly distributions beginning with the distribution due on January 15, 2002. The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004. The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the 100% owned subsidiary guarantor and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. The following represents summarized condensed consolidating financial information as of September 26, 2003 and December 27, 2002 with respect to the financial position, and for the three and nine months ended September 26, 2003 and September 27, 2002, as restated, for results of operations and for the nine months ended September 26, 2003 and September 27, 2002, as restated, for cash flows of the Company and its 100% owned and majority-owned subsidiaries.

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

8. Consolidating Financial Information - Preferred Trust Securities (Continued)

FOSTER WHEELER LTD
CONDENSED CONSOLIDATING BALANCE SHEET
September 26, 2003
(In Thousands of Dollars)

				Non-
	Foster	FW Preferred	Guarantor	Guarantor
	Wheeler Ltd.	Capital Trust	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$—	$407,703	$—	$407,703
Accounts and notes receivable, net	—	—	247,459	459,999	(198,780)	508,678
Contracts in process and inventories	—	—	—	197,096	—	197,096
Other current assets	—	—	—	78,323	—	78,323

Total current assets	—	—	247,459	1,143,121	(198,780)	1,191,800
Investments in subsidiaries and others	(871,175)	—	(937,389)	156,106	1,742,284	89,826
Land, buildings & equipment (net)	—	—	—	341,396	—	341,396
Notes and accounts receivable-long-term	210,000	175,000	595,656	31,167	(980,656)	31,167
Intangible assets (net)	—	—	—	122,174	—	122,174
Asbestos-related insurance recovery receivable	—	—	497,030	—	—	497,030
Other non-current assets	—	—	32,230	291,294	—	323,524

TOTAL ASSETS	$(661,175)	$175,000	$434,986	$2,085,258	$562,848	$2,596,917

Liabilities & Shareholders’ Deficit
Accounts payable and accrued expenses	$390	$—	$96,595	$678,565	$(198,780)	$576,770
Estimated costs to complete long-term contracts	—	—	—	608,589	—	608,589
Other current liabilities	(52)	—	(1,085)	153,377	—	152,240

Total current liabilities	338	—	95,510	1,440,531	(198,780)	1,337,599
Corporate and other debt	—	—	328,556	66,645	—	395,201
Special-purpose project debt	—	—	—	172,330	—	172,330
Pension, postretirement and other employee
benefits	—	—	—	478,940	—	478,940
Asbestos-related liability	—	—	460,678	—	—	460,678
Other long-term liabilities and minority interest	—	—	421,351	690,702	(980,656)	131,397
Surbordinated Robbins obligations	—	—	—	107,285	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	175,000	—	—	—	175,000

TOTAL LIABILITIES	210,338	175,000	1,306,095	2,956,433	(1,179,436)	3,468,430

Common stock and paid in capital	242,613	—	242,613	242,613	(485,226)	242,613
Accumulated deficit	(730,046)	—	(729,642)	(729,708)	1,459,350	(730,046)
Accumulated other comprehensive loss	(384,080)	—	(384,080)	(384,080)	768,160	(384,080)

TOTAL SHAREHOLDERS’ DEFICIT	(871,513)	—	(871,109)	(871,175)	1,742,284	(871,513)

TOTAL LIABILITIES AND SHAREHOLDERS’
DEFICIT	$(661,175)	$175,000	$434,986	$2,085,258	$562,848	$2,596,917

8. Consolidating Financial Information - Preferred Trust Securities (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 27, 2002
(In Thousands of Dollars)

				Non-
	Foster	FW Preferred	Guarantor	Guarantor
	Wheeler Ltd.	Capital Trust	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$—	$344,305	$—	$344,305
Accounts and notes receivable, net	—	—	228,428	567,341	(167,548)	628,221
Contracts in process and inventories	—	—	—	279,824	—	279,824
Other current assets	—	—	—	77,497	—	77,497

Total current assets	—	—	228,428	1,268,967	(167,548)	1,329,847
Investments in subsidiaries and others	(780,671)	—	(842,608)	150,514	1,561,288	88,523
Land, buildings & equipment (net)	—	—	—	407,819	—	407,819
Notes and accounts receivable-long-term	210,000	175,000	595,656	21,944	(980,656)	21,944
Intangible assets (net)	—	—	—	122,882	—	122,882
Asbestos-related insurance recovery receivable	—	—	534,045	—	—	534,045
Other non-current assets	—	—	20,749	316,468	—	337,217

TOTAL ASSETS	$(570,671)	$175,000	$536,270	$2,288,594	$413,084	$2,842,277

Liabilities & Shareholders’ Deficit
Accounts payable and accrued expenses	$320	$—	$58,927	$743,390	$(167,548)	$635,089
Estimated costs to complete long-term contracts	—	—	—	645,763	—	645,763
Other current liabilities	(52)	—	(1,085)	194,348	—	193,211

Total current liabilities	268	—	57,842	1,583,501	(167,548)	1,474,063
Corporate and other debt	—	—	340,000	59,939	—	399,939
Special-purpose project debt	—	—	—	181,613	—	181,613
Pension, postretirement and other employee
benefits	—	—	—	437,820	—	437,820
Asbestos-related liability	—	—	519,790	—	—	519,790
Other long-term liabilities and minority interest	—	—	399,255	699,107	(980,656)	117,706
Surbordinated Robbins obligations	—	—	—	107,285	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	175,000	—	—	—	175,000

TOTAL LIABILITIES	210,268	175,000	1,316,887	3,069,265	(1,148,204)	3,623,216

Common stock and paid in capital	242,490	—	242,490	242,490	(484,980)	242,490
Accumulated deficit	(653,991)	—	(653,669)	(653,723)	1,307,392	(653,991)
Accumulated other comprehensive loss	(369,438)	—	(369,438)	(369,438)	738,876	(369,438)

TOTAL SHAREHOLDERS’ DEFICIT	(780,939)	—	(780,617)	(780,671)	1,561,288	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’
DEFICIT	$(570,671)	$175,000	$536,270	$2,288,594	$413,084	$2,842,277

8. Consolidating Financial Information - Preferred Trust Securities (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 26, 2003
(In Thousands of Dollars)

	Foster Wheeler	FW Preferred	Guarantor	Non-Guarantor
	Ltd.	Capital Trust	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$2,592,903	$—	$2,592,903
Other income	10,238	13,443	49,482	50,034	(73,228)	49,969

Total revenues and other income	10,238	13,443	49,482	2,642,937	(73,228)	2,642,872

Cost of operating revenues	—	—	—	2,392,838	—	2,392,838
Selling, general and administrative expenses	—	—	—	145,106	—	145,106
Other deductions and minority interest	5	—	101	90,559	—	90,665
Interest expense *	10,303	13,443	45,695	74,426	(73,228)	70,639
Equity in net (loss)/earnings of subsidiaries	(75,985)	—	(79,659)	3,686	151,958	—

Loss before income taxes	(76,055)	—	(75,973)	(56,306)	151,958	(56,376)
Provision for income taxes	—	—	—	19,679	—	19,679

Net loss	(76,055)	—	(75,973)	(75,985)	151,958	(76,055)

Other comprehensive loss:
Foreign currency translation adjustments	(1,131)	—	(1,131)	(1,131)	2,262	(1,131)
Minimum pension liability adjustment
net of $0 tax benefit	(13,511)	—	(13,511)	(13,511)	27,022	(13,511)

Comprehensive loss	$(90,697)	$—	$(90,615)	$(90,627)	$181,242	$(90,697)

* Includes dividends on preferred securities of $13,443.

8. Consolidating Financial Information - Preferred Trust Securities (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 26, 2003
(In Thousands of Dollars)

	Foster Wheeler	FW Preferred	Guarantor	Non-Guarantor
	Ltd.	Capital Trust	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$886,573	$—	$886,573
Other income	3,413	4,584	22,147	9,646	(30,165)	9,625

Total revenues and other income	3,413	4,584	22,147	896,219	(30,165)	896,198

Cost of operating revenues	—	—	—	806,494	—	806,494
Selling, general and administrative expenses	—	—	—	45,978	—	45,978
Other deductions and minority interest	—	—	46	39,343	—	39,389
Interest expense *	3,434	4,584	17,361	30,734	(30,165)	25,948
Equity in net (loss)/earnings of subsidiaries	(26,876)	—	(31,612)	4,740	53,748	—

Loss before income taxes	(26,897)	—	(26,872)	(21,590)	53,748	(21,611)
Provision for income taxes	—	—	—	5,286	—	5,286

Net loss	(26,897)	—	(26,872)	(26,876)	53,748	(26,897)

Other comprehensive loss:
Foreign currency translation adjustments	(415)	—	(415)	(415)	830	(415)
Minimum pension liability adjustment
net of $0 tax benefit	—	—	—	—	—	—

Comprehensive loss	$(27,312)	$—	$(27,287)	$(27,291)	$54,578	$(27,312)

* Includes dividends on preferred securities of $4,584.

8. Consolidating Financial Information - Preferred Trust Securities (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 27, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler	FW Preferred	Guarantor	Non-Guarantor
	Ltd.	Capital Trust	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$2,538,812	$—	$2,538,812
Other income	10,238	12,315	42,235	37,346	(61,829)	40,305

Total revenues and other income	10,238	12,315	42,235	2,576,158	(61,829)	2,579,117

Cost of operating revenues	—	—	—	2,465,406	—	2,465,406
Selling, general and administrative expenses	—	—	—	165,808	—	165,808
Other deductions and minority interest	4	—	4,195	126,265	—	130,464
Interest expense *	10,313	12,315	38,506	61,871	(61,829)	61,176
Equity in net losses of subsidiaries	(262,537)	—	(262,197)	(303)	525,037	—

Loss before income taxes	(262,616)	—	(262,663)	(243,495)	525,037	(243,737)
Provision /(benefit) for income taxes	—	—	(163)	19,042	—	18,879

Net loss prior to cumulative effect of a change in
accounting principle	(262,616)	—	(262,500)	(262,537)	525,037	(262,616)
Cumulative effect on prior years of a change in
accounting principle for goodwill, net of $0 tax	(150,500)	—	(150,500)	(150,500)	301,000	(150,500)

Net loss	(413,116)	—	(413,000)	(413,037)	826,037	(413,116)

Other comprehensive (loss)/income:
Foreign currency translation adjustments	11,252	—	11,252	11,252	(22,504)	11,252
Net (loss)/gain on derivative instruments	(3,834)	—	(3,834)	(3,834)	7,668	(3,834)
Minimum pension liability adjustment
net of tax benefit	—	—	—	—	—	—

Comprehensive loss	$(405,698)	$—	$(405,582)	$(405,619)	$811,201	$(405,698)

* Includes dividends on preferred securities of $12,315.

8. Consolidating Financial Information - Preferred Trust Securities (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 27, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler	FW Preferred	Guarantor	Non-Guarantor
	Ltd.	Capital Trust	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$799,069	$—	$799,069
Other income	3,413	4,199	14,779	12,109	(19,382)	15,118

Total revenues and other income	3,413	4,199	14,779	811,178	(19,382)	814,187

Cost of operating revenues	—	—	—	857,927	—	857,927
Selling, general and administrative expenses	—	—	—	53,844	—	53,844
Other deductions and minority interest	—	—	709	23,314	—	24,023
Interest expense *	3,438	4,199	13,293	19,555	(19,382)	21,103
Equity in net losses of subsidiaries	(150,966)	—	(151,457)	505	301,918	—

Loss before income taxes	(150,991)	—	(150,680)	(142,957)	301,918	(142,710)
Provision /(benefit) for income taxes	19	—	272	8,009	—	8,300

Net loss prior to cumulative effect of a change
in accounting principle	(151,010)	—	(150,952)	(150,966)	301,918	(151,010)
Cumulative effect on prior years of a change
in accounting principle for goodwill, net of $0
tax	—	—	—	—	—	—

Net loss	(151,010)	—	(150,952)	(150,966)	301,918	(151,010)

Other comprehensive (loss)/income:
Foreign currency translation adjustments	1,846	—	1,846	1,846	(3,692)	1,846
Net (loss)/gain on derivative instruments	—	—	—	—	—	—
Minimum pension liability adjustment
net of tax benefit	—	—	—	—	—	—

Comprehensive loss	$(149,164)	$—	$(149,106)	$(149,120)	$298,226	$(149,164)

* Includes dividends on preferred securities of $4,199.

8. Consolidating Financial Information - Preferred Trust Securities (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Nine Months Ended September 26, 2003
(In Thousands of Dollars)

	Foster
	Wheeler	FW Preferred	Guarantor	Non-Guarantor
	Ltd.	Capital Trust	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash used by
Operating Activities	$(70)	$—	$(1,270)	$(17,001)	$—	$(18,341)

Cash Flows from Investing Activities
Change in restricted cash	—	—	—	39,581	—	39,581
Capital expenditures	—	—	—	(10,972)	—	(10,972)
Proceeds from sale of properties	—	—	—	80,290	—	80,290
Increase in short-term investments	—	—	—	(7,361)	—	(7,361)

Net cash provided by
Investing Activities	—	—	—	101,538	—	101,538

Cash Flows from Financing Activities
Decrease in short-term debt	—	—	—	(14,826)	—	(14,826)
Repayment of long-term debt	—	—	(11,444)	(8,822)	—	(20,266)
Other	70	—	12,714	(15,663)	—	(2,879)

Net cash provided/(used) by
Financing Activities	70	—	1,270	(39,311)	—	(37,971)

Effect of exchange rate changes on
cash and cash equivalents	—	—	—	18,172	—	18,172

Increase in cash and
cash equivalents	—	—	—	63,398	—	63,398
Cash and Cash equivalents,
beginning of year	—	—	—	344,305	—	344,305

Cash and Cash equivalents,
end of year	$—	$—	$—	$407,703	$—	$407,703

8. Consolidating Financial Information - Preferred Trust Securities (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Nine Months Ended September 27, 2002
(In Thousands of Dollars)
(Restated)

	Foster
	Wheeler	FW Preferred	Guarantor	Non-Guarantor
	Ltd.	Capital Trust	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash(used)/provided by
Operating Activities	$(80)	$—	$(1,597)	$223,193	$(3,390)	$218,126

Cash Flows from Investing Activities
Change in restricted cash	—	—	—	(78,719)	—	(78,719)
Capital expenditures	—	—	—	(46,377)	—	(46,377)
Proceeds from sale of properties	—	—	—	2,071	—	2,071
Increase in investment
and advances	—	—	(350)	(3,112)	—	(3,462)
Decrease in short-term investments	—	—	—	5	—	5

Net cash used by
Investing Activities	—	—	(350)	(126,132)	—	(126,482)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(3,390)	3,390	—
Increase in short-term debt	—	—	—	8,706	—	8,706
Proceeds from long-term debt	—	—	70,000	44,144	—	114,144
Repayment of long-term debt	—	—	—	(8,715)	—	(8,715)
Other	80	—	(68,053)	65,912	—	(2,061)

Net cash provided by
Financing Activities	80	—	1,947	106,657	3,390	112,074

Effect of exchange rate changes on
cash and cash equivalents	—	—	—	14,988	—	14,988

Increase in cash and
cash equivalents	—	—	—	218,706	—	218,706
Cash and Cash equivalents,
beginning of year	—	—	—	224,020	—	224,020

Cash and Cash equivalents,
end of year	$—	$—	$—	$442,726	$—	$442,726

9.	Consolidating Financial Information — Proposed Preferred Share Exchange Offer of Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.)

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

The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly owned subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. The following represents summarized condensed consolidating financial information as of September 26, 2003 and December 27, 2002 with respect to the financial position, and for the three and nine months ended September 26, 2003 and September 27, 2002 for results of operations and for the nine months ended September 26, 2003 and September 27, 2002 for cash flows of the Company and its 100% owned and majority owned subsidiaries.

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

9.	Consolidating Financial Information — Proposed Preferred Share Exchange Offer of Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.) (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
September 26, 2003
(In Thousands of Dollars)

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Holdings Ltd.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$16,103	$391,600	$—	$407,703
Accounts and notes receivable, net	—	—	240,120	1,045,856	(777,298)	508,678
Contracts in process and inventories	—	—	—	197,096	—	197,096
Other current assets	—	—	1,387	76,936	—	78,323

Total current assets	—	—	257,610	1,711,488	(777,298)	1,191,800
Investments in subsidiaries and others	(871,175)	(871,109)	213,609	(1,099,876)	2,718,377	89,826
Land, buildings & equipment (net)	—	—	2,352	339,044	—	341,396
Notes and accounts receivable-long-term	210,000	—	42,552	326,744	(548,129)	31,167
Intangible assets (net)	—	—	—	122,174	—	122,174
Asbestos-related insurance recovery receivable	—	—	—	497,030	—	497,030
Other non-current assets	—	—	87,426	236,098	—	323,524

TOTAL ASSETS	$(661,175)	$(871,109)	$603,549	$2,132,702	$1,392,950	$2,596,917

Liabilities & Shareholders’ Deficit
Accounts payable and accrued expenses	$390	$66	$601,220	$752,392	$(777,298)	$576,770
Estimated costs to complete long-term contracts	—	—	—	608,589	—	608,589
Other current liabilities	(52)	—	112,208	40,084	—	152,240

Total current liabilities	338	66	713,428	1,401,065	(777,298)	1,337,599
Corporate and other debt	—	—	—	395,201	—	395,201
Special-purpose project debt	—	—	—	172,330	—	172,330
Pension, postretirement and other employee
benefits	—	—	307,984	170,956	—	478,940
Asbestos-related liability	—	—	—	460,678	—	460,678
Other long-term liabilities and minority interest	—	—	450,945	228,581	(548,129)	131,397
Surbordinated Robbins obligations	—	—	107,285	—	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,338	66	1,579,642	3,003,811	(1,325,427)	3,468,430

Common stock and paid in capital	242,613	242,613	242,613	242,613	(727,839)	242,613
Accumulated deficit	(730,046)	(729,708)	(834,626)	(729,642)	2,293,976	(730,046)
Accumulated other comprehensive loss	(384,080)	(384,080)	(384,080)	(384,080)	1,152,240	(384,080)

TOTAL SHAREHOLDERS’ DEFICIT	(871,513)	(871,175)	(976,093)	(871,109)	2,718,377	(871,513)

TOTAL LIABILITIES AND SHAREHOLDERS’
DEFICIT	$(661,175)	$(871,109)	$603,549	$2,132,702	$1,392,950	$2,596,917

9.	Consolidating Financial Information — Proposed Preferred Share Exchange Offer of Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.) (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 27, 2002
(In Thousands of Dollars)

		Foster		Non-
	Foster	Wheeler	Guarantor	Guarantor
	Wheeler Ltd.	Holdings Ltd.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$7,149	$337,156	$—	$344,305
Accounts and notes receivable, net	—	—	316,573	1,074,412	(762,764)	628,221
Contracts in process and inventories	—	—	—	279,824	—	279,824
Other current assets	—	—	384	77,113	—	77,497

Total current assets	—	—	324,106	1,768,505	(762,764)	1,329,847
Investments in subsidiaries and others	(780,671)	(780,617)	41,200	(831,494)	2,440,105	88,523
Land, buildings & equipment (net)	—	—	2,496	405,323	—	407,819
Notes and accounts receivable-long-term	210,000	—	90,552	52,407	(331,015)	21,944
Intangible assets (net)	—	—	—	122,882	—	122,882
Asbestos-related insurance recovery receivable	—	—	—	534,045	—	534,045
Other non-current assets	—	—	105,099	232,118	—	337,217

TOTAL ASSETS	$(570,671)	$(780,617)	$563,453	$2,283,786	$1,346,326	$2,842,277

Liabilities & Shareholders’ Deficit
Accounts payable and accrued expenses	$320	$54	$626,046	$771,433	$(762,764)	$635,089
Estimated costs to complete long-term contracts	—	—	—	645,763	—	645,763
Other current liabilities	(52)	—	63,051	130,212	—	193,211

Total current liabilities	268	54	689,097	1,547,408	(762,764)	1,474,063
Corporate and other debt	—	—	—	399,939	—	399,939
Special-purpose project debt	—	—	—	181,613	—	181,613
Pension, postretirement and other employee
benefits	—	—	288,044	149,776	—	437,820
Asbestos-related liability	—	—	—	519,790	—	519,790
Other long-term liabilities and minority interest	—	—	357,844	90,877	(331,015)	117,706
Surbordinated Robbins obligations	—	—	107,285	—	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,268	54	1,442,270	3,064,403	(1,093,779)	3,623,216

Common stock and paid in capital	242,490	242,490	242,490	242,490	(727,470)	242,490
Accumulated deficit	(653,991)	(653,723)	(751,869)	(653,669)	2,059,261	(653,991)
Accumulated other comprehensive loss	(369,438)	(369,438)	(369,438)	(369,438)	1,108,314	(369,438)

TOTAL SHAREHOLDERS’ DEFICIT	(780,939)	(780,671)	(878,817)	(780,617)	2,440,105	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’
DEFICIT	$(570,671)	$(780,617)	$563,453	$2,283,786	$1,346,326	$2,842,277

9.	Consolidating Financial Information — Proposed Preferred Share Exchange Offer of Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.) (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 26, 2003
(In Thousands of Dollars)

		Foster
	Foster Wheeler	Wheeler	Guarantor	Non-Guarantor
	Ltd.	Holdings, Ltd.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$2,592,903	$—	$2,592,903
Other income	10,238	—	8,920	64,205	(33,394)	49,969

Total revenues and other income	10,238	—	8,920	2,657,108	(33,394)	2,642,872

Cost of operating revenues	—	—	—	2,392,838	—	2,392,838
Selling, general and administrative expenses	—	—	23,504	121,602	—	145,106
Other deductions and minority interest	5	12	48,724	41,924	—	90,665
Interest expense *	10,303	—	25,413	68,317	(33,394)	70,639
Equity in net (loss)/earnings of subsidiaries	(75,985)	(75,973)	14,493	(97,128)	234,593	—

Loss before income taxes	(76,055)	(75,985)	(74,228)	(64,701)	234,593	(56,376)
Provision for income taxes	—	—	8,407	11,272	—	19,679

Net loss	(76,055)	(75,985)	(82,635)	(75,973)	234,593	(76,055)

Other comprehensive loss:
Foreign currency translation adjustments	(1,131)	(1,131)	(1,131)	(1,131)	3,393	(1,131)
Minimum pension liability adjustment
net of $0 tax benefit	(13,511)	(13,511)	(13,511)	(13,511)	40,533	(13,511)

Comprehensive loss	$(90,697)	$(90,627)	$(97,277)	$(90,615)	$278,519	$(90,697)

* Includes dividends on preferred securities of $13,443.

9.	Consolidating Financial Information — Proposed Preferred Share Exchange Offer of Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.) (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 26, 2003
(In Thousands of Dollars)

	Foster Wheeler	Foreign	Guarantor	Non-Guarantor
	Ltd.	Holdings, Inc	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$886,573	$-	$886,573
Other income	3,413	—	2,737	15,450	(11,975)	9,625

Total revenues and other income	3,413	—	2,737	902,023	(11,975)	896,198

Cost of operating revenues	—	—	—	806,494	—	806,494
Selling, general and administrative expenses	—	—	7,183	38,795	—	45,978
Other deductions and minority interest	—	4	13,896	25,489	—	39,389
Interest expense *	3,434	—	9,462	25,027	(11,975)	25,948
Equity in net losses of subsidiaries	(26,876)	(26,872)	(3,089)	(29,217)	86,054	—

Loss before income taxes	(26,897)	(26,876)	(30,893)	(22,999)	86,054	(21,611)
Provision for income taxes	—	—	1,413	3,873	—	5,286

Net loss	(26,897)	(26,876)	(32,306)	(26,872)	86,054	(26,897)

Other comprehensive loss:
Foreign currency translation adjustments	(415)	(415)	(415)	(415)	1,245	(415)
Minimum pension liability adjustment
net of $0 tax benefit	—	—	—	—	—	—

Comprehensive loss	$(27,312)	$(27,291)	$(32,721)	$(27,287)	$87,299	$(27,312)

* Includes dividends on preferred securities of $4,584.

9.	Consolidating Financial Information — Proposed Preferred Share Exchange Offer of Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.) (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 27, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Holdings, Ltd.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$2,538,812	$—	$2,538,812
Other income	10,238	—	11,549	45,272	(26,754)	40,305

Total revenues and other income	10,238	—	11,549	2,584,084	(26,754)	2,579,117

Cost of operating revenues	—	—	—	2,465,406	—	2,465,406
Selling, general and administrative expenses	—	—	42,755	123,053	—	165,808
Other deductions and minority interest	4	36	29,172	101,252	—	130,464
Interest expense *	10,313	1	18,069	59,547	(26,754)	61,176
Equity in net losses of subsidiaries	(262,537)	(262,500)	(92,202)	(162,847)	780,086	—

Loss before income taxes	(262,616)	(262,537)	(170,649)	(328,021)	780,086	(243,737)
Provision /(benefit) for income taxes	—	—	84,400	(65,521)	—	18,879

Net loss prior to cumulative effect of a change in
accounting principle	(262,616)	(262,537)	(255,049)	(262,500)	780,086	(262,616)
Cumulative effect on prior years of a change in
accounting principle for goodwill, net of $0 tax	(150,500)	(150,500)	(150,500)	(150,500)	451,500	(150,500)

Net loss	(413,116)	(413,037)	(405,549)	(413,000)	1,231,586	(413,116)

Other comprehensive loss:
Foreign currency translation adjustments	11,252	11,252	11,252	11,252	(33,756)	11,252
Net loss on derivative instruments	(3,834)	(3,834)	(3,834)	(3,834)	11,502	(3,834)
Minimum pension liability adjustment
net of tax benefit	—	—	—	—	—	—

Comprehensive loss	$(405,698)	$(405,619)	$(398,131)	$(405,582)	$1,209,332	$(405,698)

* Includes dividends on preferred securities of $12,315.

9.	Consolidating Financial Information — Proposed Preferred Share Exchange Offer of Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.) (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 27, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Holdings, Ltd.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$799,069	$—	$799,069
Other income	3,413	—	3,320	17,112	(8,727)	15,118

Total revenues and other income	3,413	—	3,320	816,181	(8,727)	814,187

Cost of operating revenues	—	—	—	857,927	—	857,927
Selling, general and administrative expenses	—	—	13,491	40,353	—	53,844
Other deductions and minority interest	—	—	17,958	6,065	—	24,023
Interest expense *	3,438	1	6,483	19,908	(8,727)	21,103
Equity in net losses of subsidiaries	(150,966)	(150,952)	(71,740)	(71,858)	445,516	—

Loss before income taxes	(150,991)	(150,953)	(106,352)	(179,930)	445,516	(142,710)
Provision /(benefit) for income taxes	19	13	37,246	(28,978)	—	8,300

Net loss prior to cumulative effect of a change in
accounting principle	(151,010)	(150,966)	(143,598)	(150,952)	445,516	(151,010)
Cumulative effect on prior years of a change in
accounting principle for goodwill, net of $0 tax	—	—	—	—	—	—

Net loss	(151,010)	(150,966)	(143,598)	(150,952)	445,516	(151,010)

Other comprehensive loss:
Foreign currency translation adjustments	1,846	1,846	1,846	1,846	(5,538)	1,846
Net loss on derivative instruments	—	—	—	—	—	—
Minimum pension liability adjustment
net of tax benefit	—	—	—	—	—	—

Comprehensive loss	$(149,164)	$(149,120)	$(141,752)	$(149,106)	$439,978	$(149,164)

* Includes dividends on preferred securities of $4,199.

9.	Consolidating Financial Information — Proposed Preferred Share Exchange Offer of Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.) (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Nine Months Ended September 26, 2003
(In Thousands of Dollars)

	Foster	Foster Wheeler	Guarantor	Non-Guarantor
	Wheeler Ltd.	Holdings Ltd.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash(used)/provided by
Operating Activities	$(70)	$(7)	$(63,534)	$45,270	$—	$(18,341)

Cash Flows from Investing Activities
Change in restricted cash	—	—	15,613	23,968	—	39,581
Capital expenditures	—	—	—	(10,972)	—	(10,972)
Proceeds from sale of properties	—	—	—	80,290	—	80,290
Decrease/(increase) in investment
and advances	—	—	(2)	2	—	—
Increase in short-term investments	—	—	—	(7,361)	—	(7,361)

Net cash provided by
Investing Activities	—	—	15,611	85,927	—	101,538

Cash Flows from Financing Activities
Decrease in short-term debt	—	—	—	(14,826)	—	(14,826)
Repayment of long-term debt	—	—	—	(20,266)	—	(20,266)
Other	70	7	56,877	(59,833)	—	(2,879)

Net cash provided/(used) by
Financing Activities	70	7	56,877	(94,925)	—	(37,971)

Effect of exchange rate changes on
cash and cash equivalents	—	—	—	18,172	—	18,172

Increase in cash and
cash equivalents	—	—	8,954	54,444	—	63,398
Cash and Cash equivalents,
beginning of year	—	—	7,149	337,156	—	344,305

Cash and Cash equivalents,
end of year	$—	$—	$16,103	$391,600	$—	$407,703

9.	Consolidating Financial Information — Proposed Preferred Share Exchange Offer of Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.) (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Nine Months Ended September 27, 2002
(In Thousands of Dollars)
(Restated)

	Foster	Foster Wheeler	Guarantor	Non-Guarantor
	Wheeler Ltd.	Holdings Ltd.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash(used)/provided by
Operating Activities	$(80)	$(37)	$(94,552)	$323,503	$(10,708)	$218,126

Cash Flows from Investing Activities
Change in restricted cash	—	—	(15,900)	(62,819)	—	(78,719)
Capital expenditures	—	—	291	(46,668)	—	(46,377)
Proceeds from sale of properties	—	—	—	2,071	—	2,071
Decrease/(increase) in investment
and advances	—	—	498	(3,960)	—	(3,462)
Decrease in short-term investments	—	—	—	5	—	5

Net cash provided/(used) by
Investing Activities	—	—	(15,111)	(111,371)	—	(126,482)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(10,708)	10,708	—
Decrease in short-term debt	—	—	—	8,706	—	8,706
Proceeds from long-term debt	—	—	—	114,144	—	114,144
Repayment of long-term debt	—	—	—	(8,715)	—	(8,715)
Other	80	37	207,803	(209,981)	—	(2,061)

Net cash provided/(used) by
Financing Activities	80	37	207,803	(106,554)	10,708	112,074

Effect of exchange rate changes on
cash and cash equivalents	—	—	—	14,988	—	14,988

Increase in cash and
cash equivalents	—	—	98,140	120,566	—	218,706
Cash and Cash equivalents,
beginning of year	—	—	21,791	202,229	—	224,020

Cash and Cash equivalents,
end of year	$—	$—	$119,931	$322,795	$—	$442,726

10.	Equity Interests

The Company owns a non-controlling equity interest in three cogeneration projects and one waste-to-energy project; three of which are located in Italy and one in Chile. Two of the projects in Italy are each 42% owned while the third is 49% owned by the Company. While the project in Chile is 85% owned by the Company, the Company does not have a controlling interest in the Chilean project under the terms of the partnership agreement. Following is summarized financial information for the Company’s equity affiliates combined, as well as the Company’s interest in the affiliates.

	September 26, 2003		December 27, 2002

	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Balance Sheet Data:
Current assets	$88,506	$15,485	$80,966	$22,352
Other assets (primarily buildings and equipment)	383,144	210,103	344,993	218,990
Current liabilities	45,949	13,675	20,665	14,748
Other liabilities (primarily long-term debt)	354,638	143,333	344,148	152,949
Net assets	71,063	68,580	61,146	73,645

Income Statement Data for three months:
	September 26, 2003		September 27, 2002

	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Total revenues	$47,282	$9,614	$59,200	$9,573
Gross earnings	12,892	5,245	12,687	5,268
Income before income taxes	3,494	2,743	6,534	2,686
Net earnings	4,217	1,953	3,777	2,229

Income Statement Data for nine months:
	September 26, 2003		September 27, 2002

	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Total revenues	$150,408	$28,757	$138,121	$28,869
Gross earnings	38,083	15,587	35,399	15,493
Income before income taxes	18,673	7,948	21,277	7,461
Net earnings	12,651	6,273	12,598	6,192

As of September 26, 2003, the Company’s share of the net earnings and investment in the equity affiliates totaled $10,837 and $89,826, respectively. Dividends of $7,953 were received during the first nine months of 2003. The Company has guaranteed certain performance obligations of these projects. The Company’s average contingent obligations under these guarantees are approximately $2,800 per year for the four projects in total. The Company has provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the project be insufficient to cover the debt service payments. No amount has been drawn under the letter of credit.

11.	Guarantees

The Company has provided indemnifications to third parties relating to businesses and/or assets the Company previously owned. Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by the Company prior to selling these businesses or assets.

	Maximum Potential	Carrying Amount of
	Payment	Liability

Environmental indemnifications	No limit	$5,800
Tax indemnifications	No limit	$0

The Company provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

Balance as of December 27, 2002		$81,900
Accruals		40,700
Settlements		(5,400)
Adjustments to provisions		(10,800)

Balance as of September 26, 2003		$106,400

12.	Income Taxes

The difference between the statutory and effective tax rate in 2003 and 2002 is predominately due to domestic and certain foreign pretax losses for which no income tax benefit was claimed. The provisions of SFAS 109 prohibit the Company from recording domestic and certain foreign tax benefits due to the cumulative losses incurred domestically and in certain international tax jurisdictions in the three years ending December 27, 2002. Accordingly, the tax provision recorded on the pre-tax loss for the three and nine months ended September 26, 2003 and September 27, 2002, represents primarily foreign taxes from operations located in Europe, which generate taxable income which cannot be used to reduce losses incurred in other tax jurisdictions.

13.	Sale of Foster Wheeler Environmental Corporation Assets

On March 7, 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, for approximately $72,000. Additionally, approximately $8,000 of cash on hand was retained by Foster Wheeler at the time of the sale.

The sales proceeds were subject to adjustment based on a net worth calculation to be finalized subsequent to the sale. The net worth calculation was finalized in the third quarter of 2003 and resulted in an agreement by the Company to refund to the buyer $4,500 of the sales proceeds. The Company paid $2,000 in the third quarter of 2003 and will pay $1,000 in November 2003 and $1,500 in February 2004. The net worth agreement had no impact on the pre-tax gain previously disclosed and noted below.

Net assets sold of approximately $57,000 essentially consisted of government and commercial contracts. The Company recorded a pre-tax gain on the asset sale of $15,300.

14.	Restatement

In the fourth quarter of 2002, management determined that the liabilities and results of operations associated with one of the Company’s postretirement medical benefit plans were not accounted for in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Company’s condensed consolidated statement of operations and comprehensive loss for the three and nine month periods ended September 27, 2002 and the condensed consolidated statement of cash flows for the nine-month period ended September 27, 2002 have been revised to account for the results of operations associated with this benefit plan in accordance with the provisions of SFAS 106.

The September 27, 2002 financial statements have also been revised to reflect the cumulative effect of the change in accounting principle for goodwill of $150,500 recorded by the Company in connection with its adoption of SFAS 142, an increase of $77,000 over what had been previously reported. As permitted by SFAS 142, the Company completed its step two assessment of goodwill impairment on one of its reporting units in the fourth quarter of 2002, resulting in an impairment charge of $77,000. The September 27, 2002 financial statements have been revised in accordance with SFAS 142 to record this charge effective as of the beginning of the year (December 29, 2001), as required.

A summary of the effects of the restatement on the Company’s condensed consolidated statement of operations and comprehensive loss is as follows. There is no tax effect on the adjustments as the Company cannot currently record tax benefits under the provisions of SFAS 109.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
Statement of	September 27,	September 27,	September 27,	September 27,
Operations and Comprehensive	2002	2002	2002	2002
Loss	As Reported	Restated	As Reported	Restated

Other deductions and minority interest	$23,623	$24,023	$129,264	$130,464

Loss before income taxes	$(142,310)	$(142,710)	$(242,537)	$(243,737)

Net loss prior to cumulative effect of
a change in accounting principle	$(150,610)	$(151,010)	$(261,416)	$(262,616)

Cumulative effect on prior years of
a change in accounting principle for
goodwill, net of $0 tax	$—	$—	$(73,500)	$(150,500)

Net loss	$(150,610)	$(151,010)	$(334,916)	$(413,116)

Loss per share prior to cumulative effect
of a change in accounting principle,
basic and diluted	$(3.68)	$(3.69)	$(6.39)	$(6.42)

Loss per share on the cumulative effect
of a change in accounting principle,
basic and diluted	$—	$—	$(1.79)	$(3.67)

Loss per share, basic and diluted	$(3.68)	$(3.69)	$(8.18)	$(10.09)

15.	Benefit Plans

On April 10, 2003, the Board of Directors approved changes to the Company’s domestic employee benefits program, including the pension, postretirement medical, and 401(k) plans. The changes were made following an independent review of the Company’s domestic employee benefits which assessed the Company’s benefit program against that of the marketplace and its competitors.

The principal changes consist of the following: the pension plan was frozen as of May 31, 2003, which means participants will not be able to increase the amount earned under the terms of the plan; the postretirement medical plan was frozen and will be available on a subsidized premium basis only to currently active employees who reached the age of forty on May 31, 2003; and the 401(k) plan was enhanced to increase the level of employer matching contribution. The net effect of these changes is expected to positively impact the financial condition of the Company through reduced costs and reduced cash outflow in future years. A net curtailment gain on the domestic pension plans of $1,700 was recorded in the second quarter of 2003. This gain was offset by increases in the net periodic pension cost due to decreases in the discount rate and retiree legacy costs of $4,300.

The Company froze the Supplemental Employee Retirement Plan (“SERP”) and, in April 2003, issued letters of credit totaling $2,424 to certain employees to support its obligations under the SERP. A curtailment charge of approximately $3,000 and service and interest cost of approximately $500 were recorded in the second quarter relating to the freezing of the SERP.

Updated actuarial valuations were performed due to the foregoing changes and resulted in an additional minimum pension liability which was recorded as a charge to shareholders’ deficit of $13,511 in the second quarter of 2003.

16.	Impairment Loss

In the third quarter of 2003, the Company recorded an impairment loss of $15,100 for a domestic corporate office building held for sale. The adjusted carrying value of the building of $16,800 is included in land, buildings and equipment in the condensed consolidated balance sheet.

17.	Subsequent Events

On October 2, 2003, the Company completed the sale of its Hudson Falls waste-to-energy facility. In connection with the transaction, the Company received $6,000 in proceeds and removed approximately $48,900 of non-recourse debt from its balance sheet in the fourth quarter of 2003. The Company took a charge of $35,500 in 2002 on the anticipated sale of the facility. The sale resulted in a gain of approximately $4,000.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands of Dollars, except per Share Amounts)

The following is Management’s Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of the Company for the periods indicated below. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements included on this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 27, 2002. The Company’s financial statements as of September 27, 2002 were previously revised to account for the liabilities and results of operations associated with one of its postretirement medical benefit plans in accordance with Statement of Financial Accounting Standards (“SFAS”) 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In addition, the 2002 financial statements were previously revised to reflect the cumulative effect of the change in accounting principle for goodwill in accordance with the provisions of SFAS 142, “Goodwill and Other Intangibles.” As permitted by SFAS 142, the Company completed its step two assessment of goodwill impairment on one of its reporting units in the fourth quarter of 2002, resulting in an impairment charge of $77,000. The September 2002 financial statements were revised in accordance with SFAS 142 to record this charge effective as of the beginning of the year (December 29, 2001), as required.

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

The Company operates through two main business groups - the Engineering & Construction Group (“E&C”), and the Energy Group. The corporate center and certain legacy liabilities (e.g. corporate debt) are included in the Corporate and Finance Group (“C&F”).

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

Many of the Company’s contracts are lump-sum contracts that are inherently risky because the Company agrees to the selling price at the time it enters the contracts. Costs and execution schedule are based on estimates, and management assumes substantially all of the risks associated with completing the project as well as the post-completion warranty obligations. In the first nine months of 2003, charges of approximately $42,000 were recorded on lump sum contracts — primarily projects being executed in North America. In the first nine months of 2002, charges of approximately $121,300 on lump sum contracts were recorded. The Company established a Project Risk Management Group (“PRMG”) in the second quarter of 2002 to be responsible for reviewing proposals and work that has been contracted to ensure that the Company is protected from unacceptable levels of financial risk. The charges noted above were incurred on projects whose contracts were signed prior to the formation of the PRMG (See “Performance Improvement Intervention” for more information).

During the third quarter of 2003, the Company reported a net loss of $26,900, a reduction from the loss of $151,000 during the same period in 2002. Included in the third quarter 2003 loss is a $15,100 pre-tax charge relating to the expected sale of an office building at its corporate headquarters in New Jersey, and pre-tax costs of $13,900 relating to the continuing restructuring efforts and severance. For the nine-month period ending September 26, 2003, the net loss was $76,000 compared to a net loss of $413,000 in 2002. See Results of Operations below for additional details.

Cash, short-term investments and restricted cash totaled $470,200 at September 26, 2003. This reflects an increase of $50,900 for the quarter and $40,800 year-to-date.

The Company continues to carry high levels of debt in the United States and the U.S. operations, including the corporate center, are cash flow negative and are expected to continue to generate negative cash flow.

Management updates its U.S. liquidity forecast on a weekly basis. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, cash repatriated from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, and working capital needs. Commercial operations under a retained Foster Wheeler Environmental Corporation contract that were to commence in November 2003 have been delayed. This change in timing will delay receipt of a material amount of domestic cash until early 2004. Management initiated a plan to increase the U.S. cash flow in the fourth quarter 2003 and the Company currently forecasts that sufficient cash will be available to fund the Company’s U.S. working capital needs through 2004. There can be no assurance that the cash amounts realized and/or timing of the cash flows will match the Company’s forecast.

As part of its debt restructuring plan, the Company and some of its subsidiaries filed a registration statement on Form S-4 under the Securities Act of 1933 with the Securities and Exchange Commission (“SEC”) on July 15, 2003 relating to an offer to exchange preferred shares of a wholly owned subsidiary of the Company in exchange for all of the existing Preferred Trust Securities issued by FW Preferred Capital Trust I. The S-4 is currently under review by the SEC.

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

Results of Operations

Three and nine months ended September 26, 2003 compared to the three and nine months ended September 27, 2002

	CONSOLIDATED DATA

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,

	2003	2002	2003	2002

Revenues	$896,198	$814,187	$2,642,872	$2,579,117

Loss before tax and
cumulative effect of a change
in accounting principle	$(21,611)	$(142,710)	$(56,376)	$(243,737)

Net loss	$(26,897)	$(151,010)	$(76,055)	$(413,116)

The financial results for the three and nine months ended September 26, 2003 and September 27, 2002, contain net pretax charges of $26,100 and $86,900, and $146,700 and $421,400, respectively. Details of these charges are identified below to provide a more comprehensive understanding of the financial results.

		Three Months Ended September 26, 2003				Nine Months Ended September 26, 2003

		E&C	Energy	C & F	Total	E&C	Energy	C & F	Total

1)	Change in accounting for goodwill	$—	$—	$—	$—	$—	$—	$—	$—
2)	(Gains)/losses recognized on or in anticipation of asset sales	—	—	15,100	15,100	(15,300)	—	15,100	(200)
3)	Revision to project claim estimates and related costs	—	—	—	—	(2,500)	—	—	(2,500)
4)	Revision to project cost estimates and related receivable reserve (gains)/losses	(3,700)	300	—	(3,400)	32,400	2,300	—	34,700
5)	Performance intervention & restructuring	—	—	12,800	12,800	—	—	33,300	33,300
6)	Severance	(600)	1,200	500	1,100	3,200	4,500	2,000	9,700
7)	Pension curtailment/legacy	(600)	—	1,900	1,300	(2,200)	—	9,600	7,400
8)	Domestic plant impairment charge	—	—	—	—	—	—	—	—
9)	Other	—	—	(800)	(800)	—	—	4,500	4,500

	Total	$(4,900)	$1,500	$29,500	$26,100	$15,600	$6,800	$64,500	$86,900

		Three Months Ended September 27, 2002				Nine Months Ended September 27, 2002

		E&C	Energy	C & F	Total	E&C	Energy	C & F	Total

1)	Change in accounting for goodwill	$—	$—	—	$—	$48,700	$101,800	$—	$150,500
2)	(Gains)/losses recognized on or in anticipation of asset sales	—	—	—	—	—	50,800	—	50,800
3)	Revision to project claim estimates and related costs	6,700	7,400	8,600	22,700	33,900	28,100	8,600	70,600
4)	Revision to project cost estimates and related receivable reserve	37,700	43,200	—	80,900	38,000	28,800	—	66,800
5)	Performance intervention & restructuring	—	—	8,500	8,500	—	—	27,400	27,400
6)	Severance	500	1,200	1,400	3,100	500	4,300	2,900	7,700
7)	Pension curtailment/legacy	—	—	2,700	2,700	—	—	8,000	8,000

8)	Domestic plant impairment charge	—	13,400	—	13,400	—	13,400	—	13,400
9)	Other	1,000	4,700	9,700	15,400	1,000	8,200	17,000	26,200

	Total	$45,900	$69,900	$30,900	$146,700	$122,100	$235,400	$63,900	$421,400

1)	The Company’s implementation of SFAS 142 in 2002 resulted in the impairment of goodwill on Foster Wheeler Environmental Corporation in the E&C Group for $48,700, the Camden waste to energy facility for $24,800, and the North American Power operations for $77,000 in the Energy Group.

2)	In September 2003, the Company recorded a $15,100 impairment loss in other deductions on the anticipated sale of a domestic corporate office building. In the first quarter of 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, resulting in a net gain of $15,300, which was recorded in other income. In the first quarter of 2002, a charge of $19,000 was recorded in other deductions on the anticipated sale of the Charleston waste-to-energy facility; the sale of this facility was completed in the fourth quarter of 2002. In the second quarter of 2002, a loss of $31,800 was recognized in other deductions on the anticipated sale of the Hudson Falls waste-to-energy facility. This facility was sold in October 2003.

3)	In 2002, the Company reduced its estimates of claim recoveries to reflect recent adverse recovery experience due to management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. These charges were reflected in the cost of operating revenues. In early July 2003, a subsidiary of the Company received $23,000 in settlement of a receivable dispute and corresponding claim from a client. A pre-tax gain of $2,500 associated with the claim recovery was recorded in the second quarter 2003. The cash proceeds were received in the third quarter of 2003.

4)	The E&C Group charge in the first nine months of 2003 was recorded in cost of operating revenues and relates to reserves recorded on three contracts retained by Foster Wheeler Environmental Corporation totaling $31,400, a reserve of $11,000 related to a Canadian fired heater contract, and profit improvement relating to cost under runs and a schedule bonus totaling $10,000 on a North American project. Of the total $31,400 recorded on the contracts retained by Foster Wheeler Environmental Corporation, $7,600 was recorded to reflect a less optimistic view of recovery of costs on a project that had been previously terminated for the convenience by the ultimate client and $23,800 was to recognize anticipated losses on other contracts. The Energy Group recorded anticipated losses on contracts of $300 in the third quarter and $7,000 in the second quarter of 2003 that were offset by the reduction of a project reserve in the first quarter of $5,000, which was no longer required. The 2002 charges were also reflected in cost of operating revenues.

5)	Costs for performance intervention and restructuring activities were recorded in other deductions.

6)	The 2003 severance costs were recorded in cost of operating revenues for the E&C ($3,200) and Energy ($4,500) Groups and in selling, general and administrative expenses for the C&F Group ($2,000). The 2002 severance charges were recorded in cost of operating revenues ($500), selling, general and administrative expenses ($4,300) and other deductions ($2,900).

7)	The 2003 amount primarily represents a curtailment charge due to the changes in the Company’s domestic defined benefit plans and increased net periodic pension charges as a result of the decrease in the discount rates used in the updated actuarial determination of such amounts. The 2002 amounts relate to increased pension and postretirement medical costs. In 2003, the amounts were recorded in other deductions ($8,180) and selling, general and administrative expenses ($780 credit). The 2002 amounts were recorded in other deductions.

8)	A provision for impairment of $13,400 was recorded in cost of operating revenues for a domestic manufacturing facility under the provisions of SFAS 144.

9)	The charges for 2003 represent accruals for legal costs and were recorded in other deductions. For the three months ended September, 2003, the $800 credit represents a reduction in the accrual. The 2002 charges included increased accruals for legal settlements and other provisions. The 2002 charges were recorded in other deductions.

Consolidated Operating Revenues

	September 26,	September 27,	$ Change	% Change

	2003	2002

Three Months Ended	$886,573	$799,069	$87,504	11.0%
Nine Months Ended	$2,592,903	$2,538,812	$54,091	2.1%

The change in operating revenues is impacted by the sale of substantially all the Foster Wheeler Environmental Corporation (“Environmental”) assets in March 2003. Excluding the $66,790 quarterly and $143,404 nine month decreases attributable to Environmental, operating revenues for the three and nine months ending September 26, 2003, increased $154,294 or 21.1% and $197,495 or 8.5%, respectively, compared to 2002. This increase is primarily due to the Company’s Continental Europe and Finland

operations, partially offset by declines in North America. See the individual group discussions for additional details.

Consolidated Cost of Operating Revenues

	September 26,	September 27,	$ Change	% Change

	2003	2002

Three Months Ended	$806,494	$857,927	$(51,433)	(6.0)%
Nine Months Ended	$2,392,838	$2,465,406	$(72,568)	(2.9)%

Cost of operating revenues in 2002 were negatively impacted by revisions to project claim estimates and revisions to project cost estimates and related receivable reserves totaling $103,600 and $137,400 for the three and nine months ended September 27, 2002, respectively. This compares to a credit of $3,400 and charges of $34,700 for the three and nine months ended September 26, 2003, respectively.

Consolidated Selling, General and Administrative Expenses

	September 26,	September 27,	$ Change	% Change

	2003	2002

Three Months Ended	$45,978	$53,844	$(7,866)	(14.6)%
Nine Months Ended	$145,106	$165,808	$(20,702)	(12.5)%

The decline in SG&A noted above is impacted by the Environmental sale in March 2003. Excluding the $5,700 quarterly and $14,900 nine month declines attributable to Environmental, SGA declined by $2,200 and $5,800 for the quarter and nine month periods, respectively. A decline in general overheads has been partially offset by adverse currency translation impacts attributable to the strength of the foreign currencies, primarily the Euro and the Pound Sterling.

Selling, general and administrative expenses remain the focus of a performance improvement intervention plan as discussed in the “Performance Improvement Intervention” section of this Item 2. The decline in general overhead reflects the impact of this initiative.

Consolidated Other Income

	September 26,	September 27,	$ Change	% Change

	2003	2002

Three Months Ended	$9,625	$15,118	$(5,493)	(36.3)%
Nine Months Ended	$49,969	$40,305	$9,664	24.0%

The decrease in other income for the three months ended September relates primarily to $2,500 lower interest and investment income due to declining interest rates, and a $2,000 decrease in foreign currency exchange gains. The increase in year-to-date other income relates predominantly to the gain on the sale of certain assets of Foster Wheeler Environmental Corporation of $15,300.

Consolidated Other Deductions

	September 26,	September 27,	$ Change	% Change

	2003	2002

Three Months Ended	$38,651	$23,068	$15,583	67.6%
Nine Months Ended	$85,569	$126,093	$(40,524)	(32.1)%

Other deductions include certain of the charges detailed at the beginning of this Item 2. The increase in the quarterly results is primarily due to a $15,100 provision for loss on an anticipated sale of a domestic corporate office building. The decrease in the year-to-date results is due to the $50,800 recorded in the first nine months of 2002 for the anticipated sales of the Hudson Falls and Charleston waste-to-energy facilities.

Other deductions for the three months ended September 26, 2003 include charges for performance intervention and restructuring of $12,800, and pension and other charges of $1,300 compared to $8,500 and $18,100 for the same periods ending September 27, 2002.

Other deductions for the nine-month period ending September 26, 2003, include charges for performance intervention and restructuring of $33,300, and pension and other charges of $12,700 versus $27,400 and $34,200, respectively, for the same period ending September 27, 2002.

Management expects other deductions to continue to be significant until the restructuring activities are completed.

Consolidated Tax Provision

	September 26,	September 27,	$ Change	% Change

	2003	2002

Three Months Ended	$5,286	$8,300	$(3,014)	(36.3)%
Nine Months Ended	$19,679	$18,879	$800	4.2%

The provisions of SFAS 109 prohibit the Company from recording domestic and certain foreign tax benefits due to the cumulative losses incurred domestically and in certain international tax jurisdictions in the three years ending December 27, 2002. Accordingly, the tax provision recorded on the pre-tax loss for the three and nine months ended September 26, 2003 and September 27, 2002, represents primarily foreign taxes from operations located in Europe, which generate taxable income which cannot be used to reduce losses incurred in other tax jurisdictions.

Engineering and Construction Group

		Three Months Ended				Nine Months Ended

	September 26,	September 27,	$	%	September 26,	September 27,	$	%

	2003	2002	Change	Change	2003	2002	Change	Change

Operating revenues	$569,501	$453,634	$115,867	25.5%	$1,547,282	$1,417,507	$129,775	9.2%

EBITDA	$19,187	$(26,503)	$45,690	172.4%	$43,729	$(11,379)	$55,108	484.3%

A reconciliation of EBITDA, a non-GAAP financial measure, to earnings before taxes, a GAAP measure, is shown below.

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,

	2003	2002	2003	2002

EBITDA	$19,187	$(26,503)	$43,729	$(11,379)
Less: Interest expense	(432)	(985)	(1,241)	(1,554)
Less: Depreciation and amortization	2,501	3,118	7,697	11,546

(Loss)/earnings before income taxes	$17,118	$(28,636)	$37,273	$(21,371)

Operating revenues were impacted by the sale of substantially all the Environmental assets in March 2003. Operating revenues related to Environmental for the three and nine months ended September 26, 2003 were $(610) and $66,064, respectively, and $66,180 and $209,470 for the three and nine months ended September 27, 2002, respectively. Operating revenues for the three and nine months ended September 26, 2003 excluding Environmental increased $182,657 or 47.1% and $273,179 or 22.6%, respectively. This is attributable to increases for the nine months ended September 26, 2003 in the E&C Group’s Continental Europe and UK operating units, partially offset by a decline in the U.S. operations. The European subsidiaries continue to execute several major projects in Europe, the Middle East, Singapore, and China. Management uses several financial metrics to measure the performance of the Company’s business segments. EBITDA is the primary financial measure used by the Company’s chief decision makers and is one of the covenant metrics in the Company’s outstanding debt. Previously, gross margin, which is equal to operating revenues less cost of operating revenues, was considered the primary financial statement measure. The changes in the charges outlined at the beginning of this Item 2 account for the increased EBITDA for the three and nine month periods noted above. A profit of $4,900 and charges of $15,600 for the 2003 three and nine month periods compare to charges of $45,900 and $73,400 for the same periods in 2002.

There has been modest improvement in the global economy and this is having a positive impact in the United States, Asia, and China. Oil and gas prices have remained high and provide incentive for client investment. The former Soviet Union, West Africa, offshore Brazil, Gulf of Mexico, and the Middle East are the areas seeing the benefits of this investment.

Expansion of the liquefied natural gas (“LNG”) industry continues as evidenced by liquefaction and regasification facilities. Additionally, gas to liquids plants are planned to be built in Qatar.

The clean fuels investments in the United States and Europe are nearing completion. The next series of environmental regulations are not expected to result in increased investment until 2006 in the United States and 2007/2008 in Europe. Management does not expect significant refinery investment in 2004.

The Middle East and China remain active for large chemical/petrochemical projects. Pharmaceutical investment has slowed but several projects are planned for Singapore and Europe in 2004.

The Company expects to be active in all of these markets.

The war in Iraq and its reconstruction to date has not had a significant impact on operations for the group. Refer to the Backlog and New Orders Booked section for further discussion of bookings and backlog.

Energy Group

		Three Months Ended				Nine Months Ended

	September 26,	September 27,	$	%	September 26,	September 27,	$	%

	2003	2002	Change	Change	2003	2002	Change	Change

Operating revenues	$316,777	$351,699	$(34,922)	(9.9)%	$1,044,355	$1,141,892	$(97,537)	(8.5)%

EBITDA	$32,376	$(29,190)	$61,566	210.9%	$89,841	$(25,436)	$115,277	453.2%

A reconciliation of EBITDA, a non-GAAP financial measure, to earnings before taxes, a GAAP measure is shown below.

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,

	2003	2002	2003	2002

EBITDA	$32,376	$(29,190)	$89,841	$(25,436)
Less: Interest expense	4,560	5,009	14,293	16,747
Less: Depreciation and amortization	5,345	19,463	16,408	31,450

(Loss)/earnings before income taxes	$22,471	$(53,662)	$59,140	$(73,633)

The decrease in operating revenues for three and nine months primarily reflects the Company’s North American unit’s execution and completion in 2002 of several major projects that were not replaced in 2003. The decline recorded in North America was partially offset by the performance of the European operations which are executing major projects in Poland, Germany, Estonia, and Ireland.

Management uses several financial metrics to measure the performance of the Company’s business segments. EBITDA is the primary financial measure used by the Company’s chief decision makers and is one of the covenant metrics in the Company’s outstanding debt. Previously, gross margin, which is equal to operating revenues less cost of operating revenues, was considered the primary financial statement measure. The change in EBITDA was largely impacted by the charges outlined at the beginning of this Item 2. Charges of $1,500 and $6,800 for the 2003 three and nine month periods compare to charges of $69,900 and $133,600 for the same periods in 2002.

The North American power market remains weak, however, operations in Northern Europe and selected markets in the Middle East remain relatively active. Operations in Europe have received notification of an award for a circulating fluidized bed boiler; however, a formal notice to proceed is not expected until the fourth quarter 2003 or first quarter 2004. The initial engineering work continues on this project. Additionally, selective project opportunities exist in North America at coal fired power plants. The North American operations expect the market to migrate toward increasing levels of service opportunities.

The war in Iraq and its reconstruction to date has had no significant impact on the group’s operations to date. Refer to the Backlog and New Orders Booked section for further discussion of business outlook. The Company has reviewed various methods of monetizing selected Power Systems facilities and sold the Hudson Falls waste-to-energy facility in October 2003. A charge of $35,500 was recorded in 2002 in anticipation of a sale. Based on current market conditions, management concluded that it would continue to operate the remaining facilities in the normal course of business. Management has reviewed the remaining facilities for impairment on an undiscounted cash flow basis and determined that no adjustment to the carrying amounts is required. If the Company were able to monetize the remaining assets, it is possible that the amounts realized could differ materially from the balances in the financial statements.

Financial Condition

Shareholders’ equity for the nine months ended September 26, 2003 decreased by $90,600, due primarily to the loss for the period of $76,100, a minimum pension liability adjustment of $13,500, and changes in the foreign currency translation adjustment of $1,000.

Cash flows used by operations were $18,300 for the nine months ended September 26, 2003 compared to $218,100 provided from operations for the nine months ended September 27, 2002. The change in cash provided from operations is primarily due to cash outflows related to projects for which substantial advances had been received during 2002, predominantly in the North American Power operations.

Cash balances, short-term investments and restricted cash totaled $470,200 at September 26, 2003, reflecting increases of $50,900 for the quarter and $40,800 for the year-to-date and primarily reflect the sale of certain assets of Foster Wheeler Environmental Corporation.

During the nine months ended September 26, 2003, long-term investments in land, buildings and equipment were $11,000 as compared with $46,400 for the comparable period in 2002. Capital expenditures primarily reflect routine replacement in information technology equipment.

Corporate and other debts, including the Senior Credit Facility, are as follows:

	September 26,	December 27,
	2003	2002

Senior Credit Facility (average interest rate 7.22%)	$128,556	$140,000
6.75% Notes due November 15, 2005	200,000	200,000
Other	5,622	6,707

	$334,178	$346,707
Less, Current portion	66	5,005

	$334,112	$341,702

Special purpose project debt consists of the debt associated with the build, own, and operate special purpose operating subsidiaries. The operating results of these companies are consolidated within the Energy Group and the debt by company is as follows:

	September 26,	December 27,
	2003	2002

Martinez Cogen Limited Partnership	$21,887	$27,907
Foster Wheeler Coque Verde, L.P.	37,782	40,077
Camden County Energy Recovery Associates	88,920	88,920
Adirondack Resource Recovery Associates	48,936	48,936

	$197,525	$205,840
Less, Current portion	25,195	24,227

	$172,330	$181,613

The Adirondack debt is associated to the Hudson Falls waste-to-energy facility sold in October 2003.

Additionally, the Company held the following debt at the close of each period:

	September 26,	December 27,
	2003	2002

Bank loans	$121	$14,474

Capital lease obligations, net of current portion ($1,246
and $750, respectively for 2003 and 2002)	$61,089	$58,237

Subordinated Robbins exit funding obligations, net of
current portion ($1,580 in both 2003 and 2002)	$107,285	$107,285

Convertible subordinated notes	$210,000	$210,000

Preferred trust securities	$175,000	$175,000

Bank loans reflect repayment at maturity in June 2003 of a credit facility in Europe.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as the Company maintaining credit facilities and bonding capacity adequate to conduct its business. The Company has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and in the nine months ended September 26, 2003, and has a shareholder deficit of $871,500 at September 26, 2003. The Company has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. The Company received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the credit facilities were amended to provide covenant relief of up to $180,000 of gross pre-tax charges recorded in the third quarter of 2002 and also to provide that up to an additional $63,000 in pre-tax charges related to specific contingencies could be excluded from the covenant calculation through December 2003, if incurred. In March 2003 the Senior Credit Facility was again amended to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants and the minimum EBITDA and senior debt ratio. The credit facilities were also amended in July 2003 to provide waivers of the applicable sections of the Senior Credit Facility to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain inter-company obligations. There is no assurance that the Company will be able to comply with the terms of the Senior Credit Facility, as amended, and other debt agreements during 2003 and 2004.

The Company’s U.S. operations are cash flow negative and are expected to continue to generate negative cash flow due to a number of factors including the litigation and settlement of asbestos related claims, costs related to the Company’s indebtedness, obligations to fund U.S. pension obligations, and other expenses related to corporate overhead. As of September 26, 2003, the Company had aggregate indebtedness of approximately $1,100,000, which must be funded primarily from distributions from subsidiaries. As of September 26, 2003, the Company had cash and cash equivalents on hand, short-term investments, and restricted cash totaling $470,200 compared to $429,000 as of December 27, 2002. Of the $470,200 total at September 26, 2003, approximately $407,100 was held by foreign subsidiaries. The Company requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs. The Company’s current 2003 forecast assumes cash repatriations from its non-U.S. subsidiaries from royalties, management fees, inter-company loans, debt service on inter-company loans, and dividends, of approximately $95,000. As of September 26, 2003, the Company had repatriated $55,700 from its non-U.S. subsidiaries.

There can be no assurance that the balance will be repatriated as there are significant legal and contractual restrictions on the Company’s ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts are well in excess of the $49,300 classified as restricted cash in the accompanying condensed consolidated balance sheet. In addition, certain of the Company’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory minimum capitalization requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law which could result in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, the Company may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries or future earnings of those subsidiaries in sufficient amounts to fund its U.S. working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit the Company’s ability to continue as a going concern.

Management updates its U.S. liquidity forecasts on a weekly basis. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, cash repatriated from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, and working capital needs. Commercial operations under a contract retained by the Company in the Foster Wheeler Environmental asset sale that were to commence in November 2003, have been delayed. This change in timing will delay receipt of a material amount of domestic cash until early 2004. Management initiated a plan to increase the U.S. cash flow in the fourth quarter 2003 and currently forecasts that sufficient cash will be available to fund the Company’s U.S. working capital needs through 2004. A component of this plan was the settlement of a lawsuit filed in the United States Federal District Court relating to a power project. The settlement provides that the Company will collect $12,500 in outstanding receivables from two third parties. In return, the Company released the third parties from all related claims and damages and, among other things, agreed to deliver certain project related information. The cash will be received in the fourth quarter of 2003 and the first quarter of 2004.

There can be no assurance that the cash amounts realized and/or timing of the cash flows will match the Company’s forecast.

As part of its debt restructuring plan, the Company and some of its subsidiaries filed a registration statement on Form S-4 under the Securities Act of 1933 with the Securities and Exchange Commission on July 15, 2003 relating to an offer to exchange preferred shares of a wholly-owned subsidiary of the Company in exchange for all of the existing Preferred Trust Securities issued by FW Preferred Capital Trust I. The S-4 is currently under review by the SEC.

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

The financial covenants in the agreement commenced at the end of the first quarter 2003 and include a senior leverage ratio and a minimum EBITDA described in the agreement, as amended. Compliance with these covenants is measured quarterly.

The EBITDA covenant compares the actual average rolling four quarter EBITDA, as adjusted in the Senior Credit Facility, to minimum EBITDA targets. The senior leverage covenant compares actual average rolling EBITDA, as adjusted in the Senior Credit Facility, to total senior debt. The resultant multiple of debt to EBITDA must be less than maximum amounts specified in the Senior Credit Facility.

Amendment No. 1 to the Senior Credit Facility, obtained on November 8, 2002, provided covenant relief of up to $180,000 of gross pre-tax charges recorded by the Company in the third quarter of 2002. The amendment further provided that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. Through the third quarter of 2003, $31,000 of the contingency risks was favorably resolved, and additional project reserves were established for $31,200 leaving a contingency balance of $800.

Amendment No. 2 to the Senior Credit Facility, entered into on March 24, 2003, modified (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Senior Credit Facility. In connection with this amendment of the Senior Credit Facility, the Company made a prepayment of principal on the term loan in the aggregate amount of $10,000.

Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain inter-company obligations. In connection with this amendment to the Senior Credit Facility, the Company agreed to pay a fee equal to 5% of the lenders’ credit exposure if the Company has not made a prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004.

Holders of the Company’s 6.75% Notes due November 15, 2005 have a security interest in the stock and debt of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the Senior Credit Facility. As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $185,900 at September 26, 2003) have priority to the 6.75% Notes in these assets while the security interest of the 6.75% Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

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

During the third quarter of 2002, the Company also completed a receivables financing arrangement of up to $40,000. The funding available to the Company is dependent on the amount and characteristics of the domestic receivables. This financing arrangement expires in August 2005 and is subject to covenant compliance. The Company is required to comply with senior leverage ratio and minimum EBITDA covenants. Noncompliance with the covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding. Although the Company had not received a notice of termination, the Company was informed by the lender that it believed Foster Wheeler Funding LLC, the wholly-owned special purpose subsidiary operating the facility, was out of compliance with certain maintenance covenants regarding the nature and amount of domestic receivables. On July 31, 2003, the receivables financing documents were amended to adjust, among other things, certain financial, maintenance and reporting covenants, and to create Foster Wheeler Funding II LLC, a wholly owned special purpose subsidiary, to operate the facility. As of September 26, 2003, the Company had no borrowings outstanding under this facility, but had availability of approximately $17,000. (Refer to Note 1 for additional information regarding this financing arrangement.)

The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management’s forecast indicates that the Company will be in compliance with the debt covenants throughout the forecast period (i.e., through fiscal 2004). However, there can be no assurance that the actual financial results will match the forecasts or that the Company will not violate the covenants. If the Company violates a covenant under the Senior Credit Facility or the sale/leaseback arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a default under the following agreements: the 6.75% Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the Subordinated Robbins Facility exit funding obligations, and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well. The total amount of the debt that could be accelerated, including the amount outstanding under the Senior Credit Facility, is $915,200 as of September 26, 2003. The Company would not be able to repay amounts borrowed if the payment dates were accelerated. Failure by the Company to repay such amounts would cause the Company to no longer be able to operate as a going concern. The debt covenants and the potential payment acceleration requirements raise substantial doubts about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On March 7, 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, for sales proceeds of approximately $72,000. The Company also retained approximately $8,000 of cash on hand at the time of the asset sale. The sales proceeds were subject to adjustment based on a net worth calculation to be finalized subsequent to the sale. During the quarter, the Company and the buyer agreed on a final net worth calculation that results in the Company returning $4,500 of the sales proceeds to the buyer over a six month time period. At quarter end $2,000 had been returned with $1,000 due in November 2003 and $1,500 due in February 2004. The net worth agreement had no impact on the pre-tax gain previously disclosed and noted below.

Foster Wheeler Environmental Corporation net assets sold approximated $57,000 and essentially consisted of government and commercial contracts. The Company recorded a pre-tax gain on the asset sale of $15,300.

As previously disclosed, the Company expected to receive $57,000 in 2003 under a U.S. Government contract retained by Foster Wheeler Environmental Corporation. The projected timing of these receipts has been revised and the Company now expects to receive approximately $50,000 of these funds during the period January 2004 through June 2004. The timing of collection of the $7,000 balance is the topic of discussions with the government, but may not be received until 2005. This project required the Company to fund the initial construction costs, while recovery of the capital costs and any operating profits occurs during the processing period. This project is expected to commence commercial operations in January 2004. Project reserves of approximately $22,300 were recorded for this project during the first nine months of 2003 including a charge of $2,300 during the third quarter. Failure to commence commercial operations as scheduled will delay recovery of the capital costs and will increase the project’s construction costs. This could have a material adverse impact on the Company’s financial condition, results of operations, and cash flow.

A project reserve of approximately $7,600 was established during the first quarter to reflect the diminished likelihood of full cost recovery on another contract retained by Foster Wheeler Environmental Corporation. This contract had been previously terminated for convenience by the ultimate client and remains the subject of litigation with the client.

The Company also retained a long-term contract with a government agency that is to be completed in four phases. The first phase was for the design, permitting and licensing of a spent fuel facility. This phase was completed for a price of $66,700. The first phase of this project was profitable, but the close out of this phase resulted in an increased cost estimate of $1,600. This charge was included in the second quarter 2003 financial statements and will result in a cash outlay in 2004. In addition, the Company is in the process of submitting requests for equitable adjustment related to this contract. At September 26, 2003 and December 27, 2002, the Company’s financial statements reflected anticipated collection of $7,000 and $9,000, respectively, in a request for equitable adjustment (“REA”). At quarter end, approximately $4,000 of the REA had been expended and the balance is forecast to be spent by March 2004. If the REA is unsuccessful, a charge will be recorded.

The recently commenced second phase is billed on a cost plus fee basis and is expected to conclude in June 2004. In this phase, the Company must respond to any questions regarding the initial design included in phase one. Phase three, which is for the construction, start-up and testing of the facility for a fixed price of $114,000, subject to escalation, is scheduled to commence in 2004. This phase will begin with the purchase of long lead items followed in 2005 by the construction activities. Construction is expected to last two years and requires that a subsidiary of the Company fund the construction cost. Foster Wheeler USA Corporation, the parent company of Foster Wheeler Environmental Corporation, provided a performance guarantee on the project. In addition, a surety bond for the full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years. The Company intends to seek third party financing to fund the majority of the construction costs, but there can be no assurance that the Company will secure such financing on acceptable terms, or at all. There also can be no assurance that the Company will be able to obtain the required surety bond. If the Company cannot obtain third party financing or the required surety bond, the Company’s participation would be uncertain; this could have a material adverse effect on the Company’s financial condition, results of operations, and cash flow.

In early July 2003, a subsidiary of the Company received $23,000 in settlement of a receivable dispute and corresponding claim from a client. A pre-tax gain of $2,500 associated with the anticipated claim recovery was recorded in the second quarter 2003.

In July 2003, several subsidiaries of the Company and Liberty Mutual Insurance Company, one of its insurers, entered into a settlement and release agreement that resolves the coverage litigation between the Company and Liberty Mutual in both state courts in New York and New Jersey. The agreement provides for a buy-back of insurance policies and the settlement of all disputes between the Company and Liberty Mutual with respect to asbestos-related claims. The agreement requires Liberty Mutual to make payments over a 19-year period, subject to an annual cap, which declines over time, into a special account, established to pay the Company’s indemnity and defense costs for asbestos claims. These payments, however, would not be available to fund the Company’s required contributions to any national settlement trust that may be established by future federal legislation. The Company received in July an initial payment under the agreement of approximately $6,000, which was used to pay asbestos-related defense and indemnity costs.

In September 2003, the Company’s subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and certain London Market and North River Insurers. This agreement provides for cash payment of $5,925, which has been received by the Company, and additional amounts which have been deposited in a trust for use by the Company’s subsidiaries for defense and indemnity of asbestos claims. The pending litigation and negotiations with other insurers is continuing. Refer to Note 3 of the accompanying condensed consolidated financial statements for more information regarding the Company’s asbestos liabilities.

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

On April 10, 2003, the Board of Directors approved changes to the Company’s domestic employee benefits program, including the pension, postretirement medical, and 401(k) plans. The changes were made following an independent review of the Company’s domestic employee benefits which assessed the Company’s benefit program against that of the marketplace and its competitors. The principal changes consist of the following: the pension plan was frozen as of May 31, 2003, which means participants will not be able to increase the amount earned under the terms of the plan; the number of employees eligible for the postretirement medical plan will be reduced; and the 401(k) plan will be enhanced to increase the level of employer matching contribution. The net effect of these changes is expected to positively impact the financial condition of the Company through reduced costs and reduced cash outflow. The Company anticipates a savings in expenses over what would have been paid if the plans were not amended of approximately $10,000 per year. The savings will not begin until 2004. The Company froze the Supplemental Employee Retirement Plan (“SERP”) and in April 2003 issued accreting letters of credit to certain employees. At September 26, 2003, letters of credit totaling $2,585 were outstanding under the SERP curtailment. The Company paid cash to the remaining SERP eligible employees in the third quarter. A pre-tax curtailment charge of approximately $3,000 was recorded in the second quarter 2003. Updated actuarial valuations were performed due to the foregoing changes and resulted in a charge to shareholders’ deficit of $13,511 in the second quarter of 2003.

The Company maintains several defined benefit pension plans in its North American, United Kingdom, and Canadian operations. Funding requirements for these plans are dependent, in part, on the performance of global equity markets and the discount rates used to calculate the present value of the liability. The poor performance of the global equity markets during recent years and low interest rates are expected to significantly increase the funding requirements for these plans in 2004 and 2005. The non-U.S. plans are funded from the local operating cash flows while funding for the U.S. plans is included within the U.S. working capital requirements previously noted. The U.S. pension plans have been frozen and the United Kingdom’s plan is now closed to new entrants. The liability interest rate used to calculate the U.S. funding requirement is established by the U.S. Government. The U.S. Congress previously passed legislation that temporarily increased the liability interest rate and thereby reduced the present value liability and corresponding funding requirements. This increased liability interest rate expires at the end of 2003 and if the current rate is not extended, the funding requirement for the U.S. plans will approximate $37,000 in 2004 and $34,000 in 2005, versus $13,800 in 2003. If the current liability rate is extended, the 2004 funding requirement will be reduced by approximately $12,000. The funding amounts incorporate the savings achieved through the modification of the Company’s domestic pension plans discussed above, but are subject to change as the performance of the plans’ investments and the liability interest rates fluctuate, and as the Company’s workforce demographics change. The next update will occur no later than the first quarter 2004.

On March 18, 2003, Foster Wheeler received a formal notice from the New York Stock Exchange (“NYSE”) indicating that the Company was below the continued listing criteria of a total market capitalization of not less than $50,000 over a 30-day trading period and shareholders’ equity of not less than $50,000. Following discussions with the Company in May 2003, the NYSE permitted the Company’s securities to continue to be listed subject to the Company’s return to compliance with the continued listing standard within 18 months of receipt of the notice and further subject to quarterly review by the NYSE. At this time, Foster Wheeler’s ticker symbol was designated with the suffix “bc” indicating that it was below compliance with the NYSE listing standards. Following its most recent review, the NYSE determined to de-list the Company as of November 14, 2003 based on the Company’s inability to meet the NYSE’s minimum shareholders’ equity requirement of positive $50,000. The Company’s common stock continues to trade on the Pink Sheets and it expects that its common stock and 9% FW Preferred Capital Trust I securities will be immediately eligible for quotation and trading on the Over-the-Counter Bulletin Board (“OTCBB”), effective with the opening of business on November 14, 2003. The Company will announce the new ticker symbols when assigned.

Under Bermuda law, the consent of the Bermuda Monetary Authority (“BMA”) is required prior to the transfer by non-residents of Bermuda of a Bermuda company’s shares. Since becoming a Bermuda company, Foster Wheeler has relied on an exemption from this rule provided to NYSE-listed companies. Due to the Company being de-listed, this exemption is no longer available. To address this issue, the Company obtained the consent of the BMA to transfers between non-residents for so long as the Company’s shares continue to be quoted in the Pink Sheets or on the OTCBB. The Company believes that this consent will continue to be available.

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

Revenue Recognition

Revenues and profits in long-term fixed price contracts are recorded under the percentage of completion method. Progress towards completion is measured using physical completion of individual tasks for all contracts with a value in excess of $5,000. Progress toward completion for fixed priced contracts with a value under $5,000 is measured using the cost-to-cost method.

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

Claims Recognition

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from clients or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by management’s determination of the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded to the extent that contract costs relating to the claim have been incurred. The amounts recorded, if material, are disclosed in the notes to the financial statements. Costs attributable to claims are treated as costs of contract performance as incurred.

During 2002, the Company revised its estimates of claim revenues to reflect recent adverse recovery experience due to management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. As a result, pre-tax charges approximating $136,200 were recorded. The Company continues to actively pursue these claims and any recoveries are recognized as income when collection is assured. In early July 2003, a subsidiary of the Company received $23,000 in settlement of a receivable dispute and corresponding claim from a client. A pre-tax gain of $2,500 associated with the anticipated claim recovery was recorded in the second quarter of 2003. The cash proceeds were recorded in the third quarter of 2003. At September 26, 2003 and December 27, 2002, the Company anticipates collection of approximately $7,000 and $9,000, respectively, in requests for equitable adjustments. These amounts relate primarily to a claim against a U.S. Government agency for a project currently being executed. If this claim were to be unsuccessful, the costs would be charged to cost of operating revenues.

Company policy requires all new claims in excess of $500 to be formally reviewed and approved by the corporate chief financial officer prior to being recorded in the financial results.

Asbestos

The Company has recorded assets of $532,000 relating to probable insurance recoveries of which approximately $35,000 is recorded in accounts and notes receivables, and $497,000 is recorded as long term. The Company is awaiting insurance recovery of approximately $64,600 as of September 26, 2003. The total liability recorded is comprised of an estimated liability relating to open (outstanding) claims of approximately $338,200 and an estimated liability relating to future unasserted claims of approximately $157,500. Of the total, $35,000 is recorded in accrued expenses and $460,700 is recorded in asbestos related liability on the condensed consolidated balance sheet. The liability is an estimate of future asbestos-related defense costs and indemnity payments that are based upon assumed average claim resolution costs applied against currently pending and estimated future claims. The asset is an estimate of probable recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending litigation with certain insurers, as well as recoveries under a funding arrangement with other insurers which covers claims brought between 1993 and June 12, 2001. The Company is currently in negotiations with certain of its insurers regarding an arrangement for handling asbestos claims. The defense costs and indemnity payments are expected to be incurred over the next 15 years.

Management of the Company has considered the asbestos litigation and the financial viability and legal obligations of its insurance carriers and believes that except for those insurers that have become or may become insolvent, for which a reserve has been provided, the insurers or their guarantors will continue to adequately fund claims and defense costs relating to asbestos litigation.

In July 2003, several subsidiaries of the Company and Liberty Mutual Insurance Company, one of its insurers, entered into a settlement and release agreement that resolves the coverage litigation between the Company and Liberty Mutual in both state courts in New York and New Jersey. In September 2003, the Company’s subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and certain London Market and North River Insurers. Refer to “Liquidity and Capital Resources” for further information.

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

Pension

Calculations to determine pension liability, annual service cost, and cash contributions rely heavily on estimates about future events often extending decades into the future. Management is responsible for establishing the estimates used and major estimates include:

The expected percentage of annual salary increases

The annual inflation percentage

The discount rate used to present value the future obligations

The expected long-term rate of return on plan assets

The selection of the actuarial mortality tables

Management utilizes its business judgment in establishing these estimates. The estimates can vary significantly from the actual results and management cannot provide any assurance that the estimates used to calculate the pension liabilities included herein will approximate actual results. The volatility between the assumptions and actual results can be significant. For example, the performance by the global equity markets in the past three years was significantly worse than estimated. Returns on the Company’s pension plan assets in the United States from 2000 through 2002 were less than the estimates by approximately $100,000. A reduction in the US interest rate serving as the basis for the discount rate assumptions during the same three years accounted for an approximate $40,000 increase in the Company’s calculated liability.

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

Long-Lived Asset Accounting

The Company accounts for its long-lived assets, including those that it may consider monetizing, as assets to be held and used. Management periodically reviews long-lived assets for impairment as required under SFAS 144 using an undiscounted cash flow analysis. These reviews require estimating the costs to operate and maintain the facilities over an extended period that could approximate 25 years or more. Estimates are made regarding the costs to maintain and replace equipment throughout the facilities, period operating costs, the production quantities and revenues, and the ability by clients to financially meet their obligations. If a formal decision is made by management to sell an asset, a discounted cash flow methodology is utilized for such assessment. The Company recorded an impairment loss of $15,100 in the third quarter of 2003 in anticipation of a sale of a domestic corporate office building.

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

In the fourth quarter of 2001, the Company established a valuation allowance of $194,600 primarily for domestic deferred tax assets under the provisions of SFAS 109. Such action was required due to the losses from domestic operations experienced in the three most recent fiscal years. For statutory purposes, the majority of the deferred tax assets for which a valuation allowance is provided do not begin to expire until 2020 and beyond, based on the current tax laws. Based on the establishment of the valuation allowance, the Company does not anticipate recognizing a provision for income taxes on domestic operations in the near future.

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

   Accounts Receivable

A company-wide management operating system was implemented to identify and track actions relating to collection of all receivables. A new policy has been established requiring actions to be taken prior to receivables becoming due as well as the actions to be taken when collections are past due. One aspect of the new policy requires the reporting of significant past due amounts to senior management on a timely basis. Provisions for non-payments of customer balances are normally addressed within the overall profit calculation. Trade accounts and notes receivable at September 26, 2003 and December 27, 2002 were $449,100 and $543,100, respectively.

   Cost Reductions

Management continues its evaluation of operating and overhead costs. Staffing at the corporate headquarters and in the North American operations was reduced by 730 individuals since the cost reduction program began in mid-2002. Annualized salaries, benefits, and other non-essential expenses were reduced on a run rate basis by approximately $81,400. Included in these amounts are technical and non-technical positions, including executive and middle management levels, engineering, manufacturing, administrative support staff, overhead personnel, and office expenses. The staff reductions include early retirements, voluntary and involuntary terminations. The full benefits of the reductions are not fully realized due to the time phasing of the reductions and notice period and severance payments. The savings will ultimately appear in cost of operating revenues, and selling, general and administrative overheads.

Management will continue to adjust the Company’s resources to match its workload and continues to explore ways to increase efficiencies and reduce costs at the US corporate center and operating companies. A review of compensation and benefits has also been completed in the UK.

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

   Risk Management

The Company’s Project Risk Management Group (“PRMG”), established in the second quarter of 2002, is responsible for reviewing proposals and contracts for work that was contracted for and are in execution to ensure that the Company is protected from taking unacceptable levels of financial risk. During the second quarter 2003, an outside consulting firm was engaged to supplement the internal resources in the PRMG. The PRMG continues to be assisted in its efforts by Deloitte & Touche LLP, the Company’s internal auditors. During the first nine months of 2003, 162 proposals were evaluated with 65 formally reviewed. An additional 119 projects in execution were reviewed.

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

Management strengthened the Company’s financial controls and supplemented its financial and management expertise in 2002 and the first nine months of 2003. This included expanding the scope of the audit function, both internally and externally.

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

Backlog and New Orders

	CONSOLIDATED DATA
	Three Months Ended				Nine Months Ended

	September 26, 2003	September 27, 2002	$ Change	% Change	September 26, 2003	September 27, 2002	$ Change	% Change

Backlog	$2,998,691	$5,842,477	$(2,843,786)	(48.7)%	$2,998,691	$5,842,477	$(2,843,786)	(48.7)%

New orders	$582,396	$1,043,542	$(461,146)	(44.2)%	$1,705,819	$2,484,761	$(778,942)	(31.3)%

Backlog at September 26, 2003 was favorably impacted by exchange rate variances of approximately $195,200 primarily related to the strength of the Euro. The change in backlog from September 27, 2002 to September 26, 2003 includes an adjustment for the reduction of approximately $1,800,000 related to Foster Wheeler Environmental Corporation contracts ultimately sold in March 2003. The balance of the change reflects declines in the E&C Group and Energy Group of approximately $447,000 and $604,000, respectively. Refer to the further discussions below regarding the changes in the E&C and Energy Group’s backlog.

As of September 26, 2003, 43% of the consolidated backlog was from lump-sum work (55% of which was for the Energy Group), and 57% was from reimbursable work. As of September 27, 2002, 43% of the consolidated backlog was from lump-sum work (58% of which was for the Energy Group) and 57% was from reimbursable work. The increase in lump-sum work as a percentage of the total reflects the sale of substantially all Foster Wheeler Environmental Corporation reimbursable contracts in March 2003. Two lump-sum projects valued at approximately $167,000 have been retained as part of the sale.

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

Engineering and Construction Group

		Three Months Ended				Nine Months Ended

	September 26,	September 27,	$	%	September 26,	September 27,	$	%
	2003	2002	Change	Change	2003	2002	Change	Change

Backlog	$2,030,418	$4,277,347	$(2,246,929)	(52.5)%	$2,030,418	$4,277,347	$(2,246,929)	(52.5)%

New orders	$443,385	$469,852	$(26,467)	(5.6)%	$1,166,542	$1,365,759	$(199,217)	(14.6)%

The decline in backlog includes a reduction of approximately $1,800,000 related to the sale of Foster Wheeler Environmental Corporation contracts. Foster Wheeler Environmental Corporation new orders in the three and nine months ended September 27, 2002 were $24,000 and $272,000, respectively.

The remaining decrease in backlog was primarily due to reductions in new orders within the USA and UK operating units. Reductions in the USA and UK operating units reflect the continued sluggish domestic U.S. and global market conditions, and a highly competitive pricing environment.

Strong growth continues in liquefied natural gas (“LNG”) plants and receiving terminals. The Company and a Japanese partner were awarded a contract for a new LNG train in Oman and the Company is separately executing new LNG terminals and expansions in India and Spain.

The war in Iraq and its reconstruction to date has had no significant impact on the Group’s operations.

Energy Group

		Three Months Ended				Nine Months Ended

	September 26,	September 27,	$	%	September 26,	September 27,	$	%
	2003	2002	Change	Change	2003	2002	Change	Change

Backlog	$972,938	$1,576,458	$(603,520)	(38.3)%	$972,938	$1,576,458	$(603,520)	(38.3)%

New orders	$135,190	$579,515	$(444,325)	(76.7)%	$532,706	$1,131,483	$(598,777)	(52.9)%

The Energy Group’s backlog decreased primarily due to several large contracts in the North American and European units that were booked during 2001 and 2002 and executed in 2003. Additionally, the continued sluggish domestic U.S. and global market conditions have resulted in lower booking levels. In addition, the Energy Group’s 2002 backlog and new orders included a major engineering, construction and procurement power project that was booked and largely executed during this year.

The North American power unit booked a new order in June 2003 of approximately $58,000; however, year-to-date new orders declined versus the prior year. The North American power market continues to suffer from slow economic growth, over capacity, and the financial difficulties of independent power producers. Growth opportunities in the North American power market are expected to shift toward maintenance and service contracts and away from the supply of new equipment associated with solid fuel boiler contracts. Internationally, slow economic growth is causing projects to be delayed in the latter part of 2003 and early 2004. Opportunities in circulating fluidized bed boilers are expected to continue in selective European and Asian markets, while industrial boiler sales continue in selective Middle Eastern markets.

The Company was awarded the front-end work for a project in Europe that utilizes the next generation of circulating fluidized bed (“CFB”) technology. The full notice to proceed is expected in the fourth quarter of 2003 or first quarter of 2004.

The war in Iraq and its reconstruction to date has had no significant impact on the Group’s operations.

Audit Related and Non-Audit Services

On October 27, 2003, the Audit Committee of the Board of Directors of the Company approved audit related and non-audit services to be provided by PricewaterhouseCoopers LLP for $2,525. Approximately $525 was for audit-related services, and $2,000 was for tax related services.

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

Interest Rate Risk — The Company is exposed to changes in interest rates primarily as a result of its borrowings under its Senior Credit Facility and its variable rate project debt. If market rates average 1% more in 2003 than in 2002, the Company’s interest expense for the next twelve months would increase, and income before tax would decrease by approximately $1,500. This amount has been determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate balances as of September 26, 2003. In the event of a significant change in interest rates, management would seek to take action to further mitigate its exposure to the change. However, it is unlikely that a hedging facility would be available due to the Company’s financial situation.

Foreign Currency Risk — The Company has significant overseas operations. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. This results in a mitigation of the potential impact of earnings fluctuations as a result of changes in foreign exchange rates. In addition, in order to further mitigate risks associated with foreign currency fluctuations, the affiliates of the Company enter into foreign currency exchange contracts to hedge the exposed contract value back to their functional currency. As of September 26, 2003, the Company had approximately $128,800 of foreign exchange contracts outstanding. These contracts mature between 2003 and 2004. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currency or other currencies for which they have payment obligations to third parties. The Company does not enter into foreign currency contracts for speculative purposes.

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

The Company’s principal executive officer and principal financial officer, after supervising and participating in an evaluation of the effectiveness of the Company’s internal and disclosure controls and procedures as of September 26, 2003 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s internal and disclosure controls and procedures were effective.

There were no significant changes in the Company’s internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

Code of Ethics

The Company maintains a Code of Ethics for all employees, including executive management. No exceptions were granted to any employee during 2003.

Safe Harbor Statement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q and other reports and oral statements made by representatives of the Company from time to time may contain forward-looking statements that are based on management’s assumptions, expectations and projections about the Company and the various industries within which the Company operates. These include statements regarding the Company’s expectation regarding revenues (including as expressed by its backlog), its liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Company cautions that a variety of factors, including but not limited to the factors described under Item 1. “Business-Risk Factors of the Business” and the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements:

•	changes in the rate of economic growth in the United States and other major international economies;
•	changes in investment by the power, oil & gas, pharmaceutical, chemical/petrochemical and environmental industries;
•	changes in the financial condition of our customers;
•	changes in regulatory environment;
•	changes in project design or schedules;
•	contract cancellations;
•	changes in estimates made by the Company of costs to complete projects;
•	changes in trade, monetary and fiscal policies worldwide;

•	currency fluctuations;
•	war and/or terrorist attacks on facilities either owned or where equipment or services are or may be provided;
•	outcomes of pending and future litigation, including litigation regarding the Company’s liability for damages and insurance coverage for asbestos exposure;
•	protection and validity of patents and other intellectual property rights;
•	increasing competition by foreign and domestic companies;
•	changes in financial markets;
•	implementation of our restructuring plan;
•	compliance with debt covenants;
•	monetization of certain Power System facilities;
•	recoverability of claims against customers and others;
•	changes in estimates used in its critical accounting policies; and
•	the outcome of cash-generating initiatives.

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

PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Note 3 to the Condensed Consolidated Financial Statements presented in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Exhibits

10.1	Second Amendment to Asset Purchase Agreement, dated as of April 28, 2003, by and among Tetra Tech, Inc., Tetra Tech FW, Inc., Foster Wheeler, Ltd., a Bermuda corporation, Foster Wheeler, LLC, Foster Wheeler USA Corporation, Foster Wheeler Environmental Corporation and Hartman Consulting Corporation.

10.2	Amendment No. 3, dated as of July 31, 2003, to the Loan and Security Agreement, dated as of August 15, 2002, as amended by Amendment No. 1 to Loan and Security Agreement, dated as of January 22, 2003, and Amendment No. 2 to Loan and Security Agreement, dated as of February 24, 2003, by and among, on the one hand, the lenders party thereto, Wells Fargo Foothill, Inc., as the arranger and administrative agent for the Lenders and, on the other hand, Foster Wheeler Funding II LLC, as successor by assignment to Foster Wheeler Funding LLC.

10.3	Asset Purchase Agreement between Wheelabrator Hudson Falls L.L.C. and Adirondack Resource Recovery Associates, L.P. dated as of August 25, 2003.

10.4	Amendment No. 1 dated as of August 26, 2003 to the Security Agreement dated as of August 16,2002 (as amended, amended and restated, supplemented or otherwise modified from time to time) made by the Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc., Foster Wheeler Energy Corporation, Foster Wheeler Ltd., Foster Wheeler Holdings Ltd., Foster Wheeler Inc., Foster Wheeler International Holdings, Inc. Equipment Consultants, Inc., Foster Wheeler Asia Limited, Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc. Foster Wheeler Development Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Enviresponse, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Facilities Management, Inc., Foster Wheeler International Corporation, Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corp., Foster Wheeler Realty Services, Inc., Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Mortshal, Inc. FW Technologies Holding, LLC, HFM International, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc. “Grantors” from time to time party thereto in favor of the Bank of America, N.A., as Collateral Agent (together with any successor collateral agent appointed pursuant to Article VIII of the Credit Agreement) for the Secured Parties.

10.5	Amendment No. 1, dated as of July 31, to the Purchase, Sale and Contribution Agreement, dated as of August 15, 2002 (as amended, restated, supplemented or otherwise modified from time to time), by and among the parties identified on the signature pages as the Originators, Foster Wheeler Funding II LLC, as successor by assignment to Foster Wheeler Funding LLC, and Foster Wheeler Inc., as successor to the Original Servicer.

10.6	Amendment No. 4 dated as of October 30, 2003 to the Third Amended and Restated Term Loan and Revolving Credit Agreement dated as of August 2, 2002 among Foster Wheeler LLC, the Borrowing Subsidiaries (as defined therein), the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Lead Arranger and Book Manager. IF EXECUTED]

12.1	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification Raymond J. Milchovich.

31.2	Section 302 Certification of Kenneth A. Hiltz.

32.1	Section 906 Certification of Raymond J. Milchovich.

32.2	Section 906 Certification of Kenneth A. Hiltz.

Reports on Form 8-K

Report Date	Description

July 8, 2003	The Company issued a press release commenting on the S&P downgrade. (Items 7 and 9).

July 10, 2003	The Company issued a press release announcing that the New York Stock Exchange accepted its business plan for continued listing on the exchange. (Items 7 and 9).

July 15, 2003	The Company updated its financial statements to include guarantor information in accordance with the proposed terms of Foster Wheeler Holdings Ltd.’s proposed share exchange offer. (Item 5).

July 15, 2003	The Company updated its risk factors. (Item 5).

August 7, 2003	The Company filed its Second Quarter 2003 earnings results. (Items 9 and 12).

November 7, 2003	The Company announced that it received notification from the New York Stock Exchange that trading in the Company’s common stock and 9.00% FW Preferred Capital Trust I securities will be suspended effective at market open on November 14, 2003. (Item 5 and 7).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER LTD.
(Registrant)

Date: November 10, 2003	/s/ Raymond J. Milchovich
Raymond J. Milchovich Chairman, President and Chief Executive Officer

Date: November 10, 2003	/s/ Kenneth A. Hiltz
Kenneth A. Hiltz
Chief Financial Officer