Form 10-Q/A
period 2003-03-28
FOSTER WHEELER LTD
filed 2003-12-19
CIK 1130385

Click here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 2)
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

FOSTER WHEELER LTD.
INDEX

This Form 10-Q/A (Amendment No. 2) amends the Registrant’s quarterly report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended March 28, 2003, as filed on June 20, 2003 to reflect a reclassification in Note 8 in the financial statements of investments held by guarantor subsidiaries from long-term assets to current assets. No attempt has been made in this Form 10-Q/A (Amendment No. 2) to modify or update other disclosures as presented in the Form 10-Q/A (Amendment No. 1) except to conform to the comments of the Securities Exchange Commission staff as set forth in their letters to the Registrants dated August 14, 2003, October 3, 2003 and November 17, 2003, and such other changes are required by applicable law.

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

No borrowings were outstanding under this facility as of March 28, 2003 or December 27, 2002.  As of March 28, 2003, FW Funding held $202,900 of trade accounts receivable, which are included in the condensed consolidated balance sheet.

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

As of March 28, 2003, the Company has determined that it is a named defendant in active lawsuits involving approximately 68,000 plaintiffs. It also is a respondent in approximately 83,100 open administrative claims. The total number of open cases involve approximately 151,100 claimants.

All of the open administrative claims have been filed under blanket administrative agreements the Company has with various law firms representing claimants and do not specify monetary damages sought. Based on management’s analysis of open lawsuits, approximately 81% do not specify the monetary damages sought or merely recite that the amount of monetary damages sought meets or exceeds the required jurisdictional minimum in the jurisdiction in which suit is filed. Approximately 8% request damages ranging from $10 to $50; approximately 7% request damages ranging from $50 to $1,000; approximately 3% request damages ranging from $1,000 to $10,000; and the remaining 1% request damages ranging from $10,000 to, in a very small number of cases, $50,000.

In all cases requests for monetary damages are asserted against multiple named defendants, typically ranging from 25 to 250, in a single complaint.

As indicated by the foregoing summary, modern pleading practice permits considerable variation in the assertion of monetary damages. This variability, together with the actual experience of resolving hundreds of thousands of claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bears little or no relevance to merits or disposition value of a particular case. Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the severity of the disease alleged, specific defenses available to certain defendants, other potential causative factors and the specific jurisdiction in which the claim is made. Since 1993, the Company has resolved 29% of all claims asserted against it with no payment. Of the remaining 71%, approximately half were resolved administratively for settlements ranging from $0.5 to $100 each. The overall average indemnity cost per closed claim since 1993 was approximately $1.2 and the overall average combined indemnity and defense cost per closed claim since 1993 was approximately $1.6. The other half is pending final resolution.

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

As of March 28, 2003, all of the $561,400 asset was contested by the Company’s insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the Company’s various insurers and the Company as self-insurer. The Company believes that any amounts that its subsidiaries might be allocated as self-insurer would be immaterial. Based on the nature of the litigation and opinions received from outside counsel, the Company also believes that the possibility of not recovering the full amount of the asset is remote.

The average cost per closed claim since 1993 is $1.6. In view of the many uncertainties associated with asbestos bodily injury claims, the Company believes that the average cost may increase in the future.

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

The Guarantor Subsidiaries column on the condensed consolidating balance sheets have been restated to reflect a reclassification of investments and advances from long-term assets to current assets of $295,430 and $292,654 as of March 28, 2003 and December 27, 2002, respectively.

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
March 28, 2003
(In Thousands of Dollars)
(Restated)

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$95,218	$288,888	$—	$384,106
Accounts and notes receivable, net	—	229,123	70,634	953,792	(667,063)	586,486
Contracts in process and inventories	—	—	125,497	107,920	(8,474)	224,943
Investment and advances	—	—	295,430	—	(295,430)	—
Other current assets	—	—	39,656	37,842	—	77,498

Total current assets	—	229,123	626,435	1,388,442	(970,967)	1,273,033
Investment in subsidiaries & others	(801,156)	(862,719)	397,752	93,153	1,266,123	93,153
Land, buildings & equipment (net)	—	—	95,056	301,963	—	397,019
Notes and accounts receivable – long-term	210,000	595,656	289,155	658,899	(1,731,784)	21,926
Intangible assets (net)	—	—	103,678	19,001	—	122,679
Asbestos-related insurance recovery
receivable	—	526,372	—	—	—	526,372
Other non-current assets	—	20,446	107,887	216,327	—	344,660

TOTAL ASSETS	$(591,156)	$508,878	$1,619,963	$2,677,785	$(1,436,628)	$2,778,842

Liabilities & Shareholders’ Equity

Accounts payable and accrued expenses	$347	$69,688	$720,323	$490,844	$(675,539)	$605,663
Estimated costs to complete long-
term contracts	—	—	319,088	326,912	—	646,000
Other current liabilities	(52)	(1,085)	63,795	137,962	—	200,620

Total current liabilities	295	68,603	1,103,206	955,718	(675,539)	1,452,283
Corporate and other debt	—	330,000	43,783	16,149	—	389,932
Special-purpose project debt	—	—	—	178,346	—	178,346
Pension, postretirement and other
employee benefits	—	—	300,697	146,815	—	447,512
Asbestos-related liability	—	505,721	—	—	—	505,721
Other long-term liabilities and
minority interest	—	405,651	866,148	1,002,672	(2,160,257)	114,214
Subordinated Robbins obligations	—	—	107,285	—	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,295	1,309,975	2,421,119	2,474,700	(2,835,796)	3,580,293

Common stock and paid in capital	242,613	242,613	242,613	450,606	(935,832)	242,613
Retained earnings/(deficit)	(673,811)	(673,457)	(673,516)	8,098	1,338,875	(673,811)
Accumulated other comprehensive loss	(370,253)	(370,253)	(370,253)	(255,619)	996,125	(370,253)

TOTAL SHAREHOLDERS’ EQUITY	(801,451)	(801,097)	(801,156)	203,085	1,399,168	(801,451)

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$(591,156)	$508,878	$1,619,963	$2,677,785	$(1,436,628)	$2,778,842

Back to Index

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 27, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$19,615	$324,690	$—	$344,305
Accounts and notes receivable, net	—	228,428	151,070	916,680	(611,506)	684,672
Contracts in process and inventories	—	—	187,224	110,959	(8,250)	289,933
Investment and advances	—	—	292,654	—	(292,654)	—
Other current assets	—	—	39,924	38,102	(529)	77,497

Total current assets	—	228,428	690,487	1,390,431	(912,939)	1,396,407
Investment in subsidiaries and others	(780,671)	(842,608)	394,539	88,523	1,228,740	88,523
Land, buildings & equipment (net)	—	—	103,489	304,330	—	407,819
Notes and accounts receivable – long-term	210,000	595,656	289,106	658,167	(1,730,985)	21,944
Intangible assets (net)	—	—	104,349	18,533	—	122,882
Asbestos-related insurance recovery
receivable	—	534,045	—	—	—	534,045
Other non-current assets	—	20,749	107,330	209,140	(2)	337,217

TOTAL ASSETS	$(570,671)	$536,270	$1,689,300	$2,669,124	$(1,415,186)	$2,908,837

Liabilities & Shareholders’ Equity

Accounts payable and accrued expenses	$320	$58,927	$747,395	$448,732	$(620,285)	$635,089
Estimated costs to complete long-
term contracts	—	—	341,299	366,024	—	707,323
Other current liabilities	(52)	(1,085)	28,643	170,705	—	198,211

Total current liabilities	268	57,842	1,117,337	985,461	(620,285)	1,540,623
Corporate and other debt	—	340,000	43,678	16,261	—	399,939
Special-purpose project debt	—	—	—	181,613	—	181,613
Pension, postretirement and other
employee benefits	—	—	294,133	143,687	—	437,820
Asbestos-related liability	—	519,790	—	—	—	519,790
Other long-term liabilities and
minority interest	—	399,255	907,538	971,731	(2,160,818)	117,706
Subordinated Robbins obligations	—	—	107,285	—	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,268	1,316,887	2,469,971	2,473,753	(2,781,103)	3,689,776

Common stock and paid-in-capital	242,490	242,490	242,490	444,090	(929,070)	242,490
Retained earnings/(deficit)	(653,991)	(653,669)	(653,723)	5,727	1,301,665	(653,991)
Accumulated other comprehensive loss	(369,438)	(369,438)	(369,438)	(254,446)	993,322	(369,438)

TOTAL SHAREHOLDERS’ EQUITY	(780,939)	(780,617)	(780,671)	195,371	1,365,917	(780,939)

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$(570,671)	$536,270	$1,689,300	$2,669,124	$(1,415,186)	$2,908,837

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

The EBITDA covenant compares the actual average rolling four quarter EBITDA, as adjusted in the Senior Credit Facility, to total senior debt. The resultant multiple of debt to EBITDA must be less than the maximum amounts specified in the Senior Credit Facility.

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

	Other Directors continuing in office:

	Eugene D. Atkinson
	Martha Clark Goss
	Victor A. Hebert
	Joseph J. Melone
	Raymond J. Milchovich

(c)	Additional Matters Voted Upon.

	Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for 2003.

For	Against	Abstain	Broker Non-votes

35,971,436	254,565	78,577	0

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Exhibit

4.1	Amendment of Guarantee Agreement, dated as of March 15, 2003, made by Foster Wheeler Ltd. in favor of FW Preferred Capital Trust I. (Filed as Exhibit 4.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference.)

4.2	Second Supplemental Indenture, dated as of March 15, 2003, among Foster Wheeler Ltd., FW Preferred Capital Trust I and BYN Midwest Trust Company. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference.)

Back to Index

10.1	Asset Purchase Agreement dated as of February 17, 2003 by and among Tetra Tech, Inc., Tetra Tech FW, Inc., and Foster Wheeler Ltd., Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Environmental Corporation and Hartman Consulting Corporation. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference.)

10.2	Amendment to the Asset Purchase Agreement dated as of March 7, 2003 by and among Tetra Tech, Inc., Tetra Tech FW, Inc., and Foster Wheeler Ltd., Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Environmental Corporation and Hartman Consulting Corporation. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference.)

10.3	Deed between Foster Wheeler LLC and Foster Wheeler Realty Services, Inc. and CIT Group Inc. (NJ) dated March 31, 2003. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference.)

10.4	Separation letter between Joseph T. Doyle and Foster Wheeler Ltd. dated April 4, 2003. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference.)

10.5	Interim Management and Restructuring Services letter agreement between AP Services and Foster Wheeler Ltd. dated November 22, 2002. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference.)

10.6	First Amendment to the Interim Management Restructuring Services letter agreement between AP Services and Foster Wheeler Ltd. dated April 7, 2003. (Filed as Exhibit 10.6 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference.)

10.7	Amendment No. 2 dated April 21, 2003 to the Lease Agreement between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.7 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference.)

12.1	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges.

31.1	Section 302 Certification of Raymond J. Milchovich.

31.2	Section 302 Certification of Kenneth A. Hiltz.

32.1	Section 906 Certification of Raymond J. Milchovich.

32.2	Section 906 Certification of Kenneth A. Hiltz.

Back to Index

Reports on Form 8-K

Report Date	Description

March 10, 2003	Foster Wheeler announced the sale of the operating business of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, to Tetra Tech, Inc. on March 7, 2003 (Items 5, 7 and 9).

March 25, 2003	Foster Wheeler announced its financial results for the fourth quarter 2002 and year (Item 9).

April 4, 2003	Foster Wheeler announced the resignation of its chief financial officer. (Items 5 and 9).

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER LTD. (Registrant)

Date: December 19, 2003	/s/ Raymond J. Milchovich
Raymond J. Milchovich Chairman, President and Chief Executive Officer

Date: December 19, 2003	/s/ Kenneth A. Hiltz
Kenneth A. Hiltz Chief Financial Officer