Form 10-Q/A
period 2003-06-27
FOSTER WHEELER LTD
filed 2003-12-19
CIK 1130385

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

FOSTER WHEELER LTD.
INDEX

This Form 10-Q/A (Amendment No. 1) amends the Registrant’s quarterly report on Form 10-Q for the quarterly period ended June 27, 2003, as filed on August 8, 2003 to reflect a reclassification in Note 7 to the financial statements of investments held by guarantor subsidiaries from long-term assets to current assets and to delete Note 10, “Consolidating Financial Information – Proposed Preferred Share Exchange Offer of Foster Wheeler Holdings, Ltd. (previously known as Foreign Holdings Ltd.)” of the previous filing. No attempt has been made in this Form 10-Q/A (Amendment No. 1) to modify or update other disclosures as presented on the Form 10-Q except to conform to the comments of the Securities and Exchange Commission staff as set forth in their letters to the Registrant dated August 14, 2003, October 3, 2003 and November 17, 2003, and such other changes as required by applicable law.

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

As part of its debt restructuring plan, the Company and some of its subsidiaries filed a registration statement on Form S-4 under the Securities Act of 1933 with the Securities and Exchange Commission on July 15, 2003 relating to an offer to exchange preferred shares of a wholly-owned subsidiary of the Company in exchange for all of the existing Preferred Trust Securities issued by FW Preferred Capital Trust I. The registration statement is currently being reviewed by the Securities and Exchange Commission. As part of the restructuring, the Company also expects to make an exchange offer to the holders of its Convertible Subordinated Notes and holders of the bonds supported by the Robbins Facility exit funding agreement of preferred shares of a newly formed subsidiary that would hold substantially all of the subsidiaries and assets of the Company’s engineering and construction business. The Company anticipates filing an amendment to the S-4 in the near future.

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

No borrowings were outstanding under this facility as of June 27, 2003 or December 27, 2002. As of June 27, 2003, FW Funding held $124,000 of trade accounts receivable, which are included in the condensed consolidated balance sheet.

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

As of June 27, 2003, the Company has determined that it is a named defendant in active lawsuits involving approximately 76,500 plaintiffs. It also is a respondent in approximately 93,400 open administrative claims. The total number of open cases involve approximately 169,900 claimants.

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

As indicated by the foregoing summary, modern pleading practice permits considerable variation in the assertion of monetary damages. This variability, together with the actual experience of resolving hundreds of thousands of claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bears little or no relevance to merits or disposition value of a particular case. Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the severity of the disease alleged, specific defenses available to certain defendants, other potential causative factors and the specific jurisdiction in which the claim is made. Since 1993, the Company has resolved 29% of all claims asserted against it with no payment. Of the remaining 71%, approximately half were resolved administratively for settlements ranging from $0.5-$100 each. The overall average indemnity cost per closed claim since 1993 was approximately $1.2 and the overall average combined indemnity and defense cost per closed claim since 1993 was approximately $1.7. The other half is pending final resolution.

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

As of June 27, 2003, all of the $555,700 asset was contested by the Company’s insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the Company’s various insurers and the Company as self-insurer. The Company believes that any amounts that its subsidiaries might be allocated as self-insurer would be immaterial. Based on the nature of the litigation and opinions received from outside counsel, the Company also believes that the possibility of not recovering the full amount of the asset is remote.

The average cost per closed claim since 1993 is $1.7. In view of the many uncertainties associated with asbestos bodily injury claims, the Company believes that the average cost may increase in the future.

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

Back to Contents

5.	Changes in equity for the six months ended June 27, 2003 were as follows:

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ (Deficit)

Balance December 27, 2002	40,771,560	$40,772	$201,718	$(653,991)	$(369,438)	$(780,939)
Net loss				(49,158)		(49,158)
Options issued to non-employees			123			123
Minimum pension liability adjustment, net of $0 tax benefit					(13,511)	(13,511)
Foreign currency translation adjustment					(716)	(716)

Balance June 27, 2003	40,771,560	$40,772	$201,841	$(703,149)	$(383,665)	$(844,201)

Back to Contents

6.	Major Business Groups

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

		(Restated) (See Note 2)		(Restated) (See Note 2)
Engineering & Construction (E&C)(1)
Revenues	$529,184	$560,167	$1,011,989	$981,302
Gross earnings from operations*	23,881	6,015	37,507	46,234
Interest expense (income)	(179)	(251)	(809)	(569)
Earnings / (loss) before income taxes and cumulative effect of a change in accounting principle for goodwill	10,350	(13,237)	20,155	7,265
Total assets	1,001,753	1,129,951	1,001,753	1,129,951

Energy Group
Revenues	$409,288	$411,916	$735,715	$799,336
Gross earnings from operations*	39,726	43,955	83,515	87,265
Interest expense	4,865	4,357	9,733	11,738
Earnings / (loss) before income taxes and cumulative effect of a change in accounting principle for goodwill	16,875	(18,197)	36,669	(19,971)
Total assets	1,418,331	1,655,868	1,418,331	1,655,868

Corporate and Financial Services (C&F) (2)
Revenues	$(2,666)	$(13,182)	$(1,030)	$(15,708)
Gross loss from operations*	(584)	(1,182)	(1,036)	(1,235)
Interest expense (3)	18,211	15,051	35,767	28,904
Loss before income taxes and cumulative effect of a change in accounting principle for goodwill	(49,628)	(49,867)	(91,589)	(88,321)
Total assets	250,841	364,624	250,841	364,624

Total
Revenues	$935,806	$958,901	$1,746,674	$1,764,930
Gross earnings from operations*	63,023	48,788	119,986	132,264
Interest expense (3)	22,897	19,157	44,691	40,073
Loss before income taxes and cumulative effect of a change in accounting principle for goodwill	(22,403)	(81,301)	(34,765)	(101,027)
Provision for income taxes	6,935	4,695	14,393	10,579
Net loss prior to cumulative effect of a change in accounting principle	(29,338)	(85,996)	(49,158)	(111,606)
Cumulative effect on prior years of a change in accounting principle for goodwill (4)	—	—	—	(150,500)

Net loss	$(29,338)	$(85,996)	$(49,158)	$(262,106)

Total assets	$2,670,925	$3,150,443	$2,670,925	$3,150,443

(*)	Gross earnings from operations are equal to operating revenues minus the cost of operating revenues.
(1)	Refer to Note 13 regarding the sale of certain assets of the E&C Group in March 2003.
(2)	Includes intersegment eliminations.
(3)	Includes accrued dividends on Preferred Trust Securities.
(4)	Includes a provision for goodwill impairment of $48,700 for E&C and $101,800 for the Energy Group.

Back to Contents

Operating revenues by industry segment for the three and six month periods ending June 27, 2003 and June 28, 2002, respectively, were as follows:

	Three Months Ended		Six Months Ended

	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Power	$442,118	$431,571	$813,798	$812,303
Oil and gas/refinery	294,564	247,081	497,798	405,168
Pharmaceutical	90,382	105,807	150,446	181,152
Chemical	49,853	37,935	106,007	76,571
Environmental	20,536	88,856	98,417	173,624
Power production	33,456	35,989	61,770	69,886
Eliminations and other	(8,671)	(2,905)	(21,906)	21,039

Total Operating Revenues	$922,238	$944,334	$1,706,330	$1,739,743

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

The Guarantor Subsidiaries columns on the accompanying condensed consolidating balance sheet have been restated to reflect a reclassification of investments and advances to current assets and to reflect a reclassification of provisions for impairment on such investments and advances from accrued expenses to the related investments and advances.

The Non-Guarantor Subsidiaries columns on the accompanying condensed consolidating balance sheet have been restated to reflect a reclassification of the allowances for doubtful accounts from accrued expenses to accounts and notes receivable, net.

The effects of the reclassification for June 27, 2003 are shown below:

	Guarantors Subsidiaries		Non- Guarantors Subsidiaries

	As Reported	As Restated	As Reported	As Restated

Accounts receivable	$81,426	$72,717	$944,355	$953,064
Investment and advances	–	210,227	–	–
Total current assets	251,556	453,074	1,439,608	1,448,317
Investment in subsidiaries and others	611,673	410,240	91,800	91,800
Total assets	1,432,235	1,432,320	2,709,323	2,718,032
Accounts payable and accrued expenses	709,990	710,075	526,512	526,427
Total current liabilities	934,961	935,046	1,065,602	1,065,517
Total liabilities	2,276,120	2,276,205	2,585,327	2,585,242
Common Stock and Paid-in Capital	242,613	242,613	358,020	366,814
Total Shareholders' equity	(843,885)	(843,885)	123,996	132,790
Total liabilities and shareholders' equity	1,432,235	1,432,320	2,709,323	2,718,032

Back to Contents

7.	Consolidating Financial Information – 6.75% Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
June 27, 2003
(In Thousands of Dollars)
(Restated)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$39,034	$331,453	$—	$370,487
Accounts and notes receivable, net	—	231,646	72,717	953,064	(692,647)	564,780
Contracts in process and inventories	—	—	116,756	105,230	(8,706)	213,280
Investment and advances	—	—	210,227	—	(210,227)	—
Other current assets	—	—	14,340	58,570	—	72,910

Total current assets	—	231,646	453,074	1,448,317	(911,580)	1,221,457
Investment in subsidiaries and others	(843,885)	(904,882)	410,240	91,800	1,338,028	91,301
Land, buildings & equipment (net)	—	—	92,559	277,640	—	370,199
Notes and accounts receivable - long-term	210,000	595,656	281,755	677,645	(1,734,371)	30,685
Intangible assets (net)	—	—	103,006	20,122	—	123,128
Asbestos-related insurance recovery receivable	—	520,717	—	—	—	520,717
Other non-current assets	—	19,244	91,686	202,508	—	313,438

TOTAL ASSETS	$(633,885)	$462,381	$1,432,320	$2,718.032	$(1,307,923)	$2,670,925

Liabilities & Shareholders’ Deficit
Accounts payable and accrued expenses	$368	$73,016	$710,075	$526,427	$(701,353)	$608,533
Estimated costs to complete long-term contracts	—	—	221,592	375,344	—	596,936
Other current liabilities	(52)	(1,085)	3,379	163,746	—	165,988

Total current liabilities	316	71,931	935,046	1,065,517	(701,353)	1,371,457
Corporate and other debt	—	328,556	43,892	23,017	—	395,465
Special-purpose project debt	—	—	—	175,690	—	175,690
Pension, postretirement and other employee benefits	—	—	316,101	161,104	—	477,205
Asbestos-related liability	—	481,178	—	—	—	481,178
Other long-term liabilities and minority interest	—	424,539	873,881	984,914	(2,161,488)	121,846
Subordinated Robbins obligations	—	—	107,285	—	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,316	1,306,204	2,276,205	2,585,242	(2,862,841)	3,515,126

Common stock and paid-in-capital	242,613	242,613	242,613	366,814	(852,040)	242,613
(Accumulated deficit)/retained earnings	(703,149)	(702,771)	(702,833)	22,052	1,383,552	(703,149)
Accumulated other comprehensive loss	(383,665)	(383,665)	(383,665)	(256,076)	1,023,406	(383,665)

TOTAL SHAREHOLDERS’ (DEFICIT)/ EQUITY	(844,201)	(843,823)	(843,885)	132,790	1,554,918	(844,201)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(633,885)	$462,381	$1,432,320	$2,718,032	$(1,307,923)	$2,670,925

Back to Contents

7.	Consolidating Financial Information – 6.75% Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 27, 2002
(In Thousands of Dollars)
(Restated)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$19,771	$324,534	$—	$344,305
Accounts and notes receivable, net	—	228,428	163,817	847,482	(611,506)	628,221
Contracts in process and inventories	—	—	177,115	110,959	(8,250)	279,824
Investment and advances	—	—	223,455	—	(223,455)	—
Other current assets	—	—	39,924	38,102	(529)	77,497

Total current assets	—	228,428	624,082	1,321,077	(843,740)	1,329,847
Investment in subsidiaries and others	(780,671)	(842,608)	394,540	88,523	1,228,739	88,523
Land, buildings & equipment (net)	—	—	103,489	304,330	—	407,819
Notes and accounts receivable - long-term	210,000	595,656	289,106	658,167	(1,730,985)	21,944
Intangible assets (net)	—	—	104,349	18,533	—	122,882
Asbestos-related insurance recovery receivable	—	534,045	—	—	—	534,045
Other non-current assets	—	20,749	107,174	209,296	(2)	337,217

TOTAL ASSETS	$(570,671)	$536,270	$1,622,740	$2,599,926	$(1,345,988)	$2,842,277

Liabilities & Shareholders’ Deficit
Accounts payable and accrued expenses	$320	$58,927	$747,395	$448,732	$(620,285)	$635,089
Estimated costs to complete long-term contracts	—	—	279,739	366,024	—	645,763
Other current liabilities	(52)	(1,085)	23,643	170,705	—	193,211

Total current liabilities	268	57,842	1,050,777	985,461	(620,285)	1,474,063
Corporate and other debt	—	340,000	43,678	16,261	—	399,939
Special-purpose project debt	—	—	—	181,613	—	181,613
Pension, postretirement and other employee benefits	—	—	294,133	143,687	—	437,820
Asbestos-related liability	—	519,790	—	—	—	519,790
Other long-term liabilities and minority interest	—	399,255	907,538	971,731	(2,160,818)	117,706
Subordinated Robbins obligations	—	—	107,285	—	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,268	1,316,887	2,403,411	2,473,753	(2,781,103)	3,623,216

Common stock and paid-in-capital	242,490	242,490	242,490	374,892	(859,872)	242,490
(Accumulated deficit)/retained earnings	(653,991)	(653,669)	(653,723)	5,727	1,301,665	(653,991)
Accumulated other comprehensive loss	(369,438)	(369,438)	(369,438)	(254,446)	993,322	(369,438)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(780,939)	(780,617)	(780,671)	126,173	1,435,115	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(570,671)	$536,270	$1,622,740	$2,599,926	$(1,345,988)	$2,842,277

Back to Contents

7.	Consolidating Financial Information – 6.75% Notes (Continued)

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

Back to Contents

11.	The Company has provided indemnifications to third parties relating to businesses and/or assets the Company previously owned. Such indemnifications relate primarilytopotential environmental and tax exposures for activities conducted by the Company prior to the sale.

	Maximum Potential Payment	Carrying Amount of Liability

Environmental indemnifications	No limit	$6,400
Tax indemnifications	No limit	$0

The Company provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

Balance as of December 27, 2002	$81,900
Accruals	25,100
Settlements	(4,100)
Adjustments to provisions	(7,100)

Balance as of June 27, 2003	$95,800

12.	The difference between the statutory and effective tax rate in 2003 and 2002 is predominately due to a domestic pretax loss for which no income tax benefit was claimed.

13.	On March 7, 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, for sales proceeds of approximately $72,000. Additionally, approximately $8,000 of cash on hand was retained by Foster Wheeler at the time of the sale.

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

Back to Contents

14.	In the fourth quarter of 2002, management determined that the liabilities and results of operations associated with one of the Company’s postretirement medical benefit plans were not accounted for in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Company’s condensed consolidated statement of earnings and comprehensive income for the three and six month periods ended June 28, 2002 and the condensed consolidated statement of cash flows for the six-month period ended June 28, 2002 have been revised to account for the results of operations associated with this benefit plan in accordance with the provisions of SFAS 106.

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

A summary of the effects of the restatement on the Company’s condensed consolidated balance sheet and condensed consolidated statement of earnings and comprehensive income is as follows:

Statement of Earnings and Comprehensive Income	Three Months Ended June 28, 2002 As Reported	Three Months Ended June 28, 2002 Restated	Six Months Ended June 28, 2002 As Reported	Six Months Ended June 28, 2002 Restated

Other deductions and minority interest	$67,392	$67,792	$105,641	$106,441
Loss before income taxes	$(80,901)	$(81,301)	$(100,227)	$(101,027)
Net loss prior to cumulative effect of a change in accounting principle	$(85,596)	$(85,996)	$(110,806)	$(111,606)
Cumulative effect on prior years of a change in accounting principle for goodwill, net of $0 tax	$—	$—	$(73,500)	$(150,500)

Net loss	$(85,596)	$(85,996)	$(184,306)	$(262,106)

Loss per share prior to cumulative effect of a change in accounting principle, basic and diluted	$(2.09)	$(2.10)	$(2.71)	$(2.73)

Loss per share on the cumulative effect of a change in accounting principle, basic and diluted	$—	$—	$(1.79)	$(3.67)

Loss per share, basic and diluted	$(2.09)	$(2.10)	$(4.50)	$(6.40)

Back to Contents

15.	On April 10, 2003, the Board of Directors approved changes to the Company’s domestic employee benefits program, including the pension, postretirement medical, and 401(k) plans. The changes were made following an independent review of the Company’s domestic employee benefits which assessed the Company’s benefit program against that of the marketplace and its competitors.

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

Back to Contents

As the first step to its debt restructuring plan, the Company and certain of its subsidiaries filed a registration statement on Form S-4 under the Securities Act of 1933 with the Securities and Exchange Commission on July 15, 2003 relating to an offer to exchange preferred shares of a wholly-owned subsidiary of the Company in exchange for all of the existing Preferred Trust Securities issued by FW Preferred Capital Trust I. The registration statement is currently being reviewed by the Securities and Exchange Commission. As part of the restructuring, the Company also expects to make an exchange offer to the holders of its Convertible Subordinated Notes and holders of the bonds supported by the Robbins Facility exit funding agreement of preferred shares of a newly formed subsidiary that would hold substantially all of the subsidiaries and assets of the Company’s engineering and construction business. The Company anticipates filing an amendment to the S-4 in the near future.

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

As part of its debt restructuring plan, the Company and some of its subsidiaries filed a registration statement on Form S-4 under the Securities Act of 1933 with the Securities and Exchange Commission on July 15, 2003 relating to an offer to exchange preferred shares of a wholly-owned subsidiary of the Company in exchange for all of the existing Preferred Trust Securities issued by FW Preferred Capital Trust I. The registration statement is currently being reviewed by the Securities and Exchange Commission. As part of the restructuring, the Company also expects to make an exchange offer to the holders of its Convertible Subordinated Notes and holders of the bonds supported by the Robbins Facility exit funding agreement of preferred shares of a newly formed subsidiary that would hold substantially all of the subsidiaries and assets of the Company’s engineering and construction business. The planned restructuring contemplates the sale of assets, including the potential sale of one or more of the Company’s European operations. The Company anticipates filing an amendment to the S-4 in the near future. The Company may not be able to complete the components of the restructuring plan on acceptable terms, or at all.

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

The EBITDA covenant compares to the actual average rolling four quarter EBITDA, as adjusted in the Senior Credit Facility, to total senior debt. The resultant multiple of debt to EBITDA must be less than the maximum amounts specified in the Senior Credit Facility.

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

As of June 27, 2003, all of the $555,700 asset was contested by the Company’s insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the Company’s various insurers and the Company as self-insurer. The Company believes that any amounts that its subsidiaries might be allocated as self-insurer would be immaterial. Based on the nature of the litigation and opinions received from outside counsel, the Company also believes that the possibility of not recovering the full amount of the asset is remote.

The average cost per closed claim since 1993 is $1.7. In view of the many uncertainties associated with asbestos bodily injury claims, the Company believes that the average cost may increase in the future.

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

Back to Contents

Pension

The Company calculation to determine pension liability, annual service cost, and cash contributions rely heavily on estimates about future events often extending decades into the future. Management is responsible for establishing the estimates used by the actuaries and major estimates include:

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

Energy Group

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

Back to Contents

PART II   OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Refer to Note 4 to the Condensed Consolidated Financial Statements presented in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Exhibits

10.1	Irrevocable Letter of Credit Issued to Steven I. Weinstein dated April 18, 2003. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003 and incorporated herein by reference.)
10.2	Irrevocable Letter of Credit Issued to Robert D. Iseman dated April 18, 2003. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003 and incorporated herein by reference.)
10.3	Irrevocable Letter of Credit Issued to Lisa Fries Gardner dated April 18, 2003. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003 and incorporated herein by reference.)
10.4	Irrevocable Letter of Credit Issued to Thomas R. O’Brien dated April 18, 2003. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003 and incorporated herein by reference.)
10.5	Amendment No. 3 dated as of July 14, 2003 to the Third Amended and Restated Term Loan and Revolving Credit Agreement dated as of August 2, 2002 among Foster Wheeler LLC, the Borrowing Subsidiaries (as defined therein), the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Lead Arranger and Book Manager. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003 and incorporated herein by reference.)
10.6	Amendment No. 3 dated as of July 14, 2003 to the Lease Agreement dated August 16, 2002, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.6 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003 and incorporated herein by reference.)
12.1	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges.
31.1	Section 302 Certification Raymond J. Milchovich.
31.2	Section 302 Certification of Kenneth A. Hiltz.
32.1	Section 906 Certification of Raymond J. Milchovich.
32.2	Section 906 Certification of Kenneth A. Hiltz.

Reports on Form 8-K

Report Date	Description

May 9, 2003	The Company announced its results for the quarter ended March 28, 2003. (Items 9 and 12).
July 8, 2003	The Company issued a press release commenting on the S&P downgrade. (Items 7 and 9).
July 10, 2003	The Company issued a press release announcing that the NYSE accepted the company’s business plan for continued listing on the exchange. (Items 7 and 9).
July 15, 2003	The Company updated its financial statements to include guarantor information in accordance with the proposed terms of Foster Wheeler Holdings Ltd.’s proposed share exchange offer. (Item 5).
July 15, 2003	The Company updated its risk factors. (Item 5).

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