Form 10-Q/A
period 2003-09-26
FOSTER WHEELER LTD
filed 2003-12-19
CIK 1130385

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

FOSTER WHEELER LTD.
INDEX

This Form 10-Q/A (Amendment No. 1) amends the Registrant’s quarterly report on Form 10-Q for the quarterly period ended September 26, 2003, as filed on November 10, 2003 to reflect a reclassification in Note 6 to the financial statements of investments held by guarantor subsidiaries from long-term assets to current assets and to delete Note 9, “Consolidating Financial Information – Proposed Preferred Share Exchange Offer of Foster Wheeler Holdings, Ltd. (previously known as Foreign Holdings Ltd.)” of the previous filing. No attempt has been made in this Form 10-Q/A (Amendment No. 1) to modify or update other disclosures as presented in the Form 10-Q except to conform to the comments of the Securities and Exchange Commission staff as set forth in their letters to the Registrant dated August 14, 2003, October 3, 2003 and November 17, 2003, and such other changes as required by applicable law.

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

No borrowings were outstanding under this facility as of September 26, 2003 or December 27, 2002. As of September 26, 2003, Foster Wheeler Funding II LLC held $99,000 of trade accounts receivable, which are included in the condensed consolidated balance sheet.

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

Effective December 29, 2001, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets” which supersedes APB Opinion 17, “Intangible Assets.” The statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company tests for impairment at the reporting unit level as defined in SFAS 142. This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. Impairment losses were measured as of December 29, 2001 and recognized as the cumulative effect of a change in accounting principle in 2002. In the first quarter of each year, the Company evaluates goodwill on a separate operating unit basis to assess recoverability, and impairments, if any, are recognized in earnings. SFAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of September 26, 2003 and December 27, 2002, the Company had unamortized goodwill of $50,700 and $50,200, respectively, all related to the Energy Group. The increase in goodwill is due to foreign currency translation adjustments of $500. In accordance with SFAS 142, the Company is no longer amortizing goodwill. The Company recognized $150,500 of impairment losses in 2002 related to the goodwill as a cumulative effect of a change in accounting principle. Of this total, $24,800 was associated with the Camden waste-to-energy facility and $77,000 was associated with the North American Power unit included in the operations of the Energy Group. The fair value of the facility and the operating unit were estimated using the expected present value of future cash flows. The remaining $48,700 related to Foster Wheeler Environmental Corporation is recorded in the Engineering & Construction Group. (Refer to Note 12 regarding the sale of certain assets of Foster Wheeler Environmental Corporation on March 7, 2003.) An impairment of the goodwill on this subsidiary was determined based upon indications of its market value from potential buyers.

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

As of September 26, 2003, the Company has determined that it is a named defendant in active lawsuits involving approximately 77,700 plaintiffs. It also is a respondent in approximately 70,500 open administrative claims. The total number of open cases involve approximately 148,200 claimants. This number of claims does not include 24,500 claims on inactive, stayed, deferred or similar court dockets in jurisdictions where such dockets have been established for claimants who allege minimal or no impairment.

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

As indicated by the foregoing summary, modern pleading practice permits considerable variation in the assertion of monetary damages. This variability, together with the actual experience of resolving hundreds of thousands of claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bears little or no relevance to merits or disposition value of a particular case. Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the severity of the disease alleged, specific defenses available to certain defendants, other potential causative factors and the specific jurisdiction in which the claim is made. Since 1993, the Company has resolved 29% of all claims asserted against it with no payment. Of the remaining 71%, approximately half were resolved administratively for settlements ranging from $0.5 to $100 each. The overall average indemnity cost per closed claim since 1993 was approximately $1.3 and the overall average combined indemnity and defense cost per closed claim since 1993 was approximately $1.7. The other half is pending final resolution.

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

As of September 26, 2003, $373,000 of the $532,000 asset was contested by the Company’s insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the Company’s various insurers and the Company as self-insurer. The Company believes that any amounts that its subsidiaries might be allocated as self-insurer would be immaterial. Based on the nature of the litigation and opinions received from outside counsel, the Company also believes that the possibility of not recovering the full amount of the asset is remote.

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

	Engineering		Corporate
	and		and Financial
	Construction	Energy Group	Services	Total

For the Three Months Ended September 26, 2003
Third party revenue	$573,259	$319,445	$3,494	$896,198
Intercompany revenue	2,257	1,939	(4,196)	—

Total revenue	$575,516	$321,384	$(702)	$896,198

EBITDA	$19,187	$32,376	$(38,389)	$13,174
Less: Interest expense*	(432)	4,560	21,820	25,948
Less: Depreciation and amortization	2,501	5,345	991	8,837

Earnings/(loss) before income taxes	17,118	22,471	(61,200)	(21,611)
Tax provision/(benefits)	4,668	8,444	(7,826)	5,286

Net earnings/(loss)	$12,450	$14,027	$(53,374)	$(26,897)

For the Three Months Ended September 27, 2002, Restated
Third party revenue	$460,346	$347,905	$5,936	$814,187
Intercompany revenue	2,185	7,861	(10,046)	—

Total revenue	$462,531	$355,766	$(4,110)	$814,187

EBITDA	$(26,503)	$(29,190)	$(42,128)	$(97,821)
Less: Interest expense *	(985)	5,009	17,079	21,103
Less: Depreciation and amortization	3,118	19,463	1,205	23,786

Loss before income taxes	(28,636)	(53,662)	(60,412)	(142,710)
Income taxes/(benefits)	(5,908)	(16,866)	31,074	8,300

Net loss prior to cumulative effect of a change in accounting principle for goodwill	(22,728)	(36,796)	(91,486)	(151,010)
Cumulative effect on prior years of a change in accounting principle for goodwill	—	—	—	—

Net loss	$(22,728)	$(36,796)	$(91,486)	$(151,010)

For the Nine Months Ended September 26, 2003
Third party revenue	$1,579,998	$1,052,893	$9,981	$2,642,872
Intercompany revenue	7,507	4,206	(11,713)	—

Total revenue	$1,587,505	$1,057,099	$(1,732)	$2,642,872

EBITDA	$43,729	$89,841	$(92,186)	$41,384
Less: Interest expense *	(1,241)	14,293	57,587	70,639
Less: Depreciation and amortization	7,697	16,408	3,016	27,121

Earnings/(loss) before income taxes	$37,273	$59,140	$(152,789)	$(56,376)
Income taxes/(benefits)	9,848	21,070	(11,239)	19,679

Net earnings/(loss)	$27,425	$38,070	$(141,550)	$(76,055)

For the Nine Months Ended September 27, 2002, Restated
Third party revenue	$1,435,361	$1,130,870	$12,886	$2,579,117
Intercompany revenue	8,472	24,232	(32,704)	—

Total revenue	$1,443,833	$1,155,102	$(19,818)	$2,579,117

EBITDA	$(11,379)	$(25,436)	$(99,311)	$(136,126)
Less: Interest expense *	(1,554)	16,747	45,983	61,176
Less: Depreciation and amortization	11,546	31,450	3,439	46,435

Loss before income taxes	$(21,371)	$(73,633)	$(148,733)	$(243,737)
Tax (benefits)/provision	(12,267)	(31,291)	62,437	18,879

Net loss prior to cumulative effect of a change in accounting principle for goodwill	(9,104)	(42,342)	(211,170)	(262,616)
Cumulative effect on prior years of a change in accounting principle for goodwill	(48,700)	(101,800)	—	(150,500)

Net loss	$(57,804)	$(144,142)	$(211,170)	$(413,116)

	September 26,		December 27,
Total Assets	2003		2002

E&C Group	$1,016,942		$1,100,401
Energy Group	1,412,399		1,431,211
Corporate and Financial Services	167,576		310,665

Total	$2,596,917		$2,842,277

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

The Guarantor Subsidiaries columns in the accompanying condensed consolidating balance sheets have been restated to reflect a reclassification of investments and advances to current assets and to reflect a reclassification of provisions for impairment on such investments and advances from accrued expenses to the related investments and advances.

The Non-Guarantor Subsidiaries columns in the accompanying condensed consolidating balance sheets have been restated to reflect a reclassification of the allowances for doubtful accounts from accrued expenses to accounts and notes receivable, net.

The effects of the reclassification for September 26, 2003 are shown below:

	Guarantors Subsidiaries		Non- Guarantors Subsidiaries

	As Reported	As Restated	As Reported	As Restated

Accounts receivable	$29,186	$91,684	$906,235	$843,737
Investment and advances	—	102,149	—	—
Total current assets	193,674	358,321	1,433,545	1,371,047
Investment in subsidiaries and others	516,141	413,992	90,326	90,326
Total assets	1,253,039	1,315,537	2,491,031	2,428,533
Accounts payable and accrued expenses	573,597	636,095	589,066	526,568
Total current liabilities	773,513	836,011	1,151,116	1,088,618
Total liabilities	2,124,214	2,186,712	2,466,430	2,403,932
Total liabilities and shareholders' equity	1,253,039	1,315,537	2,491,031	2,428,533

6. Consolidating Financial Information - 6.75% Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
September 26, 2003
(In Thousands of Dollars)
(Restated)

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$24,087	$383,616	$—	$407,703
Accounts and notes receivable, net	—	247,459	91,684	843,737	(674,202)	508,678
Contracts in process and inventories	—	—	127,989	77,783	(8,676)	197,096
Investment and advances	—	—	102,149	—	(102,149)	—
Other current assets	—	—	12,412	65,911	—	78,323

Total current assets	—	247,459	358,321	1,371,047	(785,027)	1,191,800
Investments in subsidiaries and others	(871,175)	(937,389)	413,992	90,326	1,394,072	89,826
Land, buildings & equipment (net)	—	—	69,420	271,976	—	341,396
Notes and accounts receivable-long-term	210,000	595,656	281,288	474,232	(1,530,009)	31,167
Intangible assets (net)	—	—	102,335	19,839	—	122,174
Asbestos-related insurance recovery receivable	—	497,030	—	—	—	497,030
Other non-current assets	—	32,230	90,181	201,113	—	323,524

TOTAL ASSETS	$(661,175)	$434,986	$1,315,537	$2,428,533	$(920,964)	$2,596,917

Liabilities & Shareholders’ (Deficit)/Equity
Accounts payable and accrued expenses	$390	$96,595	$636,095	$526,568	$(682,878)	$576,770
Estimated costs to complete long-term contracts	—	—	199,405	409,184	—	608,589
Other current liabilities	(52)	(1,085)	511	152,866	—	152,240

Total current liabilities	338	95,510	836,011	1,088,618	(682,878)	1,337,599
Corporate and other debt	—	328,556	44,004	22,641	—	395,201
Special-purpose project debt	—	—	—	172,330	—	172,330
Pension, postretirement and other employee benefits	—	—	312,976	165,964	—	478,940
Asbestos-related liability	—	460,678	—	—	—	460,678
Other long-term liabilities and minority interest	—	421,351	886,436	779,379	(1,955,769)	131,397
Surbordinated Robbins obligations	—	—	107,285	—	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,338	1,306,095	2,186,712	2,403,932	(2,638,647)	3,468,430

Common stock and paid in capital	242,613	242,613	242,613	256,748	(741,974)	242,613
(Accumulated deficit)/retained earnings	(730,046)	(729,642)	(729,708)	24,389	1,434,961	(730,046)
Accumulated other comprehensive loss	(384,080)	(384,080)	(384,080)	(256,536)	1,024,696	(384,080)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(871,513)	(871,109)	(871,175)	24,601	1,717,683	(871,513)

TOTAL LIABILITIES AND SHAREHOLDERS’
(DEFICIT)/EQUITY	$(661,175)	$434,986	$1,315,537	$2,428,533	$(920,964)	$2,596,917

6. Consolidating Financial Information - 6.75% Notes (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 27, 2002
(In Thousands of Dollars)
(Restated)

				Non-
	Foster	Foster	Guarantor	Guarantor
	Wheeler Ltd.	Wheeler LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$19,771	$324,534	$—	$344,305
Accounts and notes receivable, net	—	228,428	163,817	847,482	(611,506)	628,221
Contracts in process and inventories	—	—	177,115	110,959	(8,250)	279,824
Investment and advances	—	—	223,455	—	(223,455)	—
Other current assets	—	—	39,924	38,102	(529)	77,497

Total current assets	—	228,428	624,082	1,321,077	(843,740)	1,329,847
Investments in subsidiaries and others	(780,671)	(842,608)	394,540	88,523	1,228,739	88,523
Land, buildings & equipment (net)	—	—	103,489	304,330	—	407,819
Notes and accounts receivable-long-term	210,000	595,656	289,106	658,167	(1,730,985)	21,944
Intangible assets (net)	—	—	104,349	18,533	—	122,882
Asbestos-related insurance recovery receivable	—	534,045	—	—	—	534,045
Other non-current assets	—	20,749	107,174	209,296	(2)	337,217

TOTAL ASSETS	$(570,671)	$536,270	$1,622,740	$2,599,926	$(1,345,988)	$2,842,277

Liabilities & Shareholders’ (Deficit)/Equity
Accounts payable and accrued expenses	$320	$58,927	$747,395	$448,732	$(620,285)	$635,089
Estimated costs to complete long-term contracts	—	—	279,739	366,024	—	645,763
Other current liabilities	(52)	(1,085)	23,643	170,705	—	193,211

Total current liabilities	268	57,842	1,050,777	985,461	(620,285)	1,474,063
Corporate and other debt	—	340,000	43,678	16,261	—	399,939
Special-purpose project debt	—	—	—	181,613	—	181,613
Pension, postretirement and other employee
benefits	—	—	294,133	143,687	—	437,820
Asbestos-related liability	—	519,790	—	—	—	519,790
Other long-term liabilities and minority interest	—	399,255	907,538	971,731	(2,160,818)	117,706
Surbordinated Robbins obligations	—	—	107,285	—	—	107,285
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,268	1,316,887	2,403,411	2,473,753	(2,781,103)	3,623,216

Common stock and paid in capital	242,490	242,490	242,490	374,892	(859,872)	242,490
(Accumulated deficit)/retained earnings	(653,991)	(653,669)	(653,723)	5,727	1,301,665	(653,991)
Accumulated other comprehensive loss	(369,438)	(369,438)	(369,438)	(254,446)	993,322	(369,438)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(780,939)	(780,617)	(780,671)	126,173	1,435,115	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’
(DEFICIT)/EQUITY	$(570,671)	$536,270	$1,622,740	$2,599,926	$(1,345,988)	$2,842,277

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

10.	Guarantees

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

Balance as of December 27, 2002		$81,900
Accruals		40,700
Settlements		(5,400)
Adjustments to provisions		(10,800)

Balance as of September 26, 2003		$106,400

11.	Income Taxes

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

12.	Sale of Foster Wheeler Environmental Corporation Assets

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

13.	Restatement

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
Statement of	September 27,	September 27,	September 27,	September 27,
Operations and Comprehensive	2002	2002	2002	2002
Loss	As Reported	Restated	As Reported	Restated

Other deductions and minority interest	$23,623	$24,023	$129,264	$130,464

Loss before income taxes	$(142,310)	$(142,710)	$(242,537)	$(243,737)

Net loss prior to cumulative effect of
a change in accounting principle	$(150,610)	$(151,010)	$(261,416)	$(262,616)

Cumulative effect on prior years of
a change in accounting principle for
goodwill, net of $0 tax	$—	$—	$(73,500)	$(150,500)

Net loss	$(150,610)	$(151,010)	$(334,916)	$(413,116)

Loss per share prior to cumulative effect
of a change in accounting principle,
basic and diluted	$(3.68)	$(3.69)	$(6.39)	$(6.42)

Loss per share on the cumulative effect
of a change in accounting principle,
basic and diluted	$—	$—	$(1.79)	$(3.67)

Loss per share, basic and diluted	$(3.68)	$(3.69)	$(8.18)	$(10.09)

14.	Benefit Plans

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

15.	Impairment Loss

In the third quarter of 2003, the Company recorded an impairment loss of $15,100 for a domestic corporate office building held for sale. The adjusted carrying value of the building of $16,800 is included in land, buildings and equipment in the condensed consolidated balance sheet.

16.	Subsequent Events

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

Engineering and Construction Group

		Three Months Ended				Nine Months Ended

	September 26,	September 27,	$	%	September 26,	September 27,	$	%

	2003	2002	Change	Change	2003	2002	Change	Change

Operating revenues	$569,501	$453,634	$115,867	25.5%	$1,547,282	$1,417,507	$129,775	9.2%

EBITDA	$19,187	$(26,503)	$45,690	172.4%	$43,729	$(11,379)	$55,108	484.3%

A reconciliation of EBITDA, a non-GAAP financial measure, to net earnings, a GAAP measure, is shown below.

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,

	2003	2002	2003	2002

EBITDA	$19,187	$(26,503)	$43,729	$(11,379)
Less: Interest expense	(432)	(985)	(1,241)	(1,554)
Less: Depreciation and amortization	2,501	3,118	7,697	11,546

Earnings/(loss) before income taxes	17,118	(28,636)	37,273	(21,371)
Income taxes/(benefits)	4,668	(5,908)	9,848	(12,267)
Net earnings/(loss) prior to cumulative effect of a change in accounting principle for goodwill	12,450	(22,728)	27,425	(9,104)
Cumulative effect on prior years of a change in accounting principle for goodwill	—	—	—	(48,700)

Net earnings/(loss)	$12,450	$(22,728)	$27,425	$(57,804)

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

Energy Group

		Three Months Ended				Nine Months Ended

	September 26,	September 27,	$	%	September 26,	September 27,	$	%

	2003	2002	Change	Change	2003	2002	Change	Change

Operating revenues	$316,777	$351,699	$(34,922)	(9.9)%	$1,044,355	$1,141,892	$(97,537)	(8.5)%

EBITDA	$32,376	$(29,190)	$61,566	210.9%	$89,841	$(25,436)	$115,277	453.2%

A reconciliation of EBITDA, a non-GAAP financial measure, to net earnings, a GAAP measure is shown below.

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,

	2003	2002	2003	2002

EBITDA	$32,376	$(29,190)	$89,841	$(25,436)
Less: Interest expense	4,560	5,009	14,293	16,747
Less: Depreciation and amortization	5,345	19,463	16,408	31,450

Earnings/(loss) before income taxes	22,471	(53,662)	59,140	(73,633)
Income taxes/(benefits)	8,444	(16,866)	21,070	(31,291)

Net earnings/(loss) prior to cumulative effect of a change in accounting principle for goodwill	14,027	(36,796)	38,070	(42,342)
Cumulative effect on prior years of a change in accounting	—	—	—	(101,800)

Net earnings/(loss)	$14,027	$(36,796)	$38,070	$(144,142)

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

As of September 26, 2003, $373,000 of the $532,000 asset was contested by the Company’s insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the Company’s various insurers and the Company as self-insurer. The Company believes that any amounts that its subsidiaries might be allocated as self-insurer would be immaterial. Based on the nature of the litigation and opinions received from outside counsel, the Company also believes that the possibility of not recovering the full amount of the asset is remote.

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

ITEM 1 – LEGAL PROCEEDINGS

Refer to Note 3 to the Condensed Consolidated Financial Statements presented in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Exhibits

10.1	Second Amendment to Asset Purchase Agreement, dated as of April 28, 2003, by and among Tetra Tech, Inc., Tetra Tech FW, Inc., Foster Wheeler, Ltd., a Bermuda corporation, Foster Wheeler, LLC, Foster Wheeler USA Corporation, Foster Wheeler Environmental Corporation and Hartman Consulting Corporation. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2003, filed on November 10, 2003 and incorporated herein by reference.)

10.2	Amendment No. 3, dated as of July 31, 2003, to the Loan and Security Agreement, dated as of August 15, 2002, as amended by Amendment No. 1 to Loan and Security Agreement, dated as of January 22, 2003, and Amendment No. 2 to Loan and Security Agreement, dated as of February 24, 2003, by and among, on the one hand, the lenders party thereto, Wells Fargo Foothill, Inc., as the arranger and administrative agent for the Lenders and, on the other hand, Foster Wheeler Funding II LLC, as successor by assignment to Foster Wheeler Funding LLC. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2003, filed on November 10, 2003 and incorporated herein by reference.)

10.3	Asset Purchase Agreement between Wheelabrator Hudson Falls L.L.C. and Adirondack Resource Recovery Associates, L.P. dated as of August 25, 2003. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2003, filed on November 10, 2003 and incorporated herein by reference.)

10.4	Amendment No. 1 dated as of August 26, 2003 to the Security Agreement dated as of August 16, 2002 (as amended, amended and restated, supplemented or otherwise modified from time to time) made by the Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc., Foster Wheeler Energy Corporation, Foster Wheeler Ltd., Foster Wheeler Holdings Ltd., Foster Wheeler Inc., Foster Wheeler International Holdings, Inc. Equipment Consultants, Inc., Foster Wheeler Asia Limited, Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc. Foster Wheeler Development Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Enviresponse, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Facilities Management, Inc., Foster Wheeler International Corporation, Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corp., Foster Wheeler Realty Services, Inc., Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Mortshal, Inc. FW Technologies Holding, LLC, HFM International, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc. “Grantors” from time to time party thereto in favor of the Bank of America, N.A., as Collateral Agent (together with any successor collateral agent appointed pursuant to Article VIII of the Credit Agreement) for the Secured Parties. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2003, filed on November 10, 2003 and incorporated herein by reference.)

10.5	Amendment No. 1, dated as of July 31, to the Purchase, Sale and Contribution Agreement, dated as of August 15, 2002 (as amended, restated, supplemented or otherwise modified from time to time), by and among the parties identified on the signature pages as the Originators, Foster Wheeler Funding II LLC, as successor by assignment to Foster Wheeler Funding LLC, and Foster Wheeler Inc., as successor to the Original Servicer. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2003, filed on November 10, 2003 and incorporated herein by reference.)

10.6	Amendment No. 4 dated as of October 30, 2003 to the Third Amended and Restated Term Loan and Revolving Credit Agreement dated as of August 2, 2002 among Foster Wheeler LLC, the Borrowing Subsidiaries (as defined therein), the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Lead Arranger and Book Manager. (Filed as Exhibit 10.6 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2003, filed on November 10, 2003 and incorporated herein by reference.)

21.1	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification Raymond J. Milchovich.

31.2	Section 302 Certification of Kenneth A. Hiltz.

32.1	Section 906 Certification of Raymond J. Milchovich.

32.2	Section 906 Certification of Kenneth A. Hiltz.

Reports on Form 8-K

Report Date	Description

July 8, 2003	The Company issued a press release commenting on the S&P downgrade. (Items 7 and 9).

July 10, 2003	The Company issued a press release announcing that the New York Stock Exchange accepted its business plan for continued listing on the exchange. (Items 7 and 9).

July 15, 2003	The Company updated its financial statements to include guarantor information in accordance with the proposed terms of Foster Wheeler Holdings Ltd.’s proposed share exchange offer. (Item 5).

July 15, 2003	The Company updated its risk factors. (Item 5).

August 7, 2003	The Company filed its Second Quarter 2003 earnings results. (Items 9 and 12).

November 7, 2003	The Company announced that it received notification from the New York Stock Exchange that trading in the Company’s common stock and 9.00% FW Preferred Capital Trust I securities will be suspended effective at market open on November 14, 2003. (Items 5 and 7).

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