Form 10-K/A
period 2002-12-27
FOSTER WHEELER LTD
filed 2003-12-22
CIK 1130385

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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

FOSTER WHEELER LTD.

2002 Form 10-K/A Annual Report

This Form 10-K/A (Amendment No. 2) amends the Registrant’s annual report on Form 10-K/A (Amendment No. 1) for the year ended December 27, 2002 as filed on June 20, 2003 to comply with Regulation S-X Rule 3-16 of the Exchange Act, “Financial Statements of Affiliates Whose Securities Collateralize an Issue Registered or Being Registered.” Part II, Item 8 has been amended to include the required financial statements. Note 9 to Foster Wheeler Ltd.’s financial statements has been amended to reflect the registered securities that are collateralized. This Form 10-K/A (Amendment No. 2) also reflects a reclassification in Note 24.A. to the financial statements of investments held by guarantor subsidiaries from long-term assets to current assets. Note 22 to Foster Wheeler Ltd.’s financial statements has also been amended to reflect an increase in bank issued letters of credit outstanding at December 27, 2002. No attempt has been made in this Form 10-K/A (Amendment No. 2) to modify or update other disclosures as presented in the Form 10-K/A (Amendment No. 1) except to conform to the comments of the Securities and Exchange Commission staff set out in letters to the Registrant dated August 14, 2003, October 3, 2003 and November 17, 2003, and such other changes as required by applicable law.

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

Financial Information About Industry Segments:

See Note 23 to Financial Statements in this Form 10-K/A Amendment No. 2 (herein after referred to as “Form 10-K”).

Narrative Description of Business: (Amounts in Thousands of Dollars)

The business of the Company falls within two business groups. The Engineering and Construction Group (the “E&C Group”) designs, engineers, and constructs petroleum processing facilities (upstream and downstream), chemical, petrochemical, pharmaceutical and natural gas liquefaction (LNG) facilities, and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment and water treatment facilities. The E&C Group provides direct technical and management services, and purchases equipment, materials and services from third party vendors and subcontractors. The group has industry leading technology in delayed coking, solvent de-asphalting and hydrogen production. The E&C Group also provides a broad range of environmental remediation services, together with related technical, design and regulatory services. The Energy Group designs, manufactures and erects steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and municipal solid waste, waste wood, and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOx burners. Site services related to these products encompass full plant construction, maintenance engineering, plant upgrading and life extension and plant repowering. The Energy Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, the Energy Group builds, owns and operates cogeneration, independent power production and resource recovery facilities, as well as facilities for the process and petrochemical industries. The Energy Group generates revenues from construction and operating activities pursuant to long-term sale of project outputs (i.e., electricity contracts), operating and maintenance agreements and from returns on its equity positions.

Back to Contents

Foster Wheeler markets its services and products through a worldwide staff of sales and marketing personnel, and through a network of sales representatives. The Company’s businesses are not seasonal nor are they dependent on a limited group of customers. No single customer accounted for ten percent or more of Foster Wheeler’s consolidated revenues in fiscal 2002, 2001 or 2000.

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

The elapsed time from the award of a contract to completion of performance may be up to four years. The dollar amount of unfilled orders is not necessarily indicative of the future earnings of the Company related to the performance of such work. The E&C Group frequently purchases materials, equipment, and third party services at cost for clients on a cash neutral/reimbursable basis. Such amounts are recorded both as revenues and cost of operating revenues, with no profit recognized. Although unfilled orders represent only

Back to Contents

business that is considered firm, there can be no assurance that cancellations or scope adjustments will not occur. The Company cannot predict with certainty the portion of unfilled orders that will be performed, or the timing of the projects’ execution, because of factors outside of the Company’s control. These factors include client mandated changes to project scope and schedule or project cancellations.

Refer to Part II, Item 7 for a discussion of the changes in unfilled orders for the periods presented.

Many companies compete in the engineering and construction segment of Foster Wheeler’s business. Management of the Company estimates, based on the industry publication, “Engineering News-Record,” that Foster Wheeler is among the twenty largest of the many large and small companies engaged in designing, engineering and constructing petroleum refineries, petrochemical, chemical and pharmaceutical facilities. Neither Foster Wheeler nor any other single company contributes a large percentage of the total design, engineering and construction business servicing the global businesses previously noted. Many companies also compete in the global energy segment of Foster Wheeler’s business.

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

As of December 27, 2002, the Company had cash and cash equivalents on hand, short-term investments and restricted cash of $429,000, of which approximately $343,000 was held by the Company’s non-U.S. subsidiaries. The Company faces significant restrictions on its ability to repatriate these funds from its non-U.S. subsidiaries. Certain of the Company’s subsidiaries are parties to loan agreements that limit the amount of money that the subsidiary may distribute in any period. Distributions in excess of the specified amounts would cause the Company to violate the terms of the agreements. In addition, the repatriation of funds may

Back to Contents

subject those funds to taxation. As a result, the Company may not be able to utilize money held by its foreign subsidiaries to fund working capital or repay debt in its other operations without incurring significant costs.

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

The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “FWC”. There are a number of continuing requirements that must be satisfied in order for a company’s stock to remain eligible for quotation on the NYSE. These requirements include maintaining a total market capitalization of not less than $50,000 over a 30 day trading period and shareholders’ equity of not less than $50,000 and an average closing price of not less than $1.00 over a consecutive 30 day period. On March 18, 2003, the Company received a formal notice from the NYSE indicating that it was below the market capitalization/shareholders’ equity standard. The Company expects to submit a business plan that will demonstrate compliance with this continued listing standard within 18 months of notice from the NYSE. There can be no assurance that the NYSE will accept the Company’s business plan and, if accepted, whether the business plan will be successful. In addition, while the Company is currently in compliance with the minimum price standard, the Company’s shares have recently traded at levels below $1.00.

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

The various credit agreements require the Company to comply with certain debt covenants. Failure to comply with the debt covenants may allow lenders to elect to accelerate the repayment dates. It is unlikely that the Company would be able to repay amounts borrowed or cash collateralize standby letters of credit issued under the Senior Credit Facility if the banks were to elect their right to accelerate the payment dates. Failure by the Company to repay such amounts under the Senior Credit Facility would have a material adverse effect on the Company’s financial condition and operations and result in defaults under the terms of

Back to Contents

the Company’s following indebtedness: the Senior Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the subordinated Robbins Facility exit funding obligations, the sale/ leaseback agreement, and certain of the special-purpose project debt which would allow such debt to be accelerated. It is unlikely that the Company would be able to repay such indebtedness.

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

These risks are exacerbated if the duration of the project is long-term because there is more time for, and therefore an increased risk that, the circumstances upon which the Company originally bid and developed a price will change in a manner that increases its costs. In addition, the Company sometimes bears the risk of delays caused by unexpected conditions or events. The Company’s long-term, fixed price projects often make the Company subject to penalties if portions of the project are not completed in accordance with agreed-upon

Back to Contents

time limits. Therefore, losses can result from performing large, long-term projects on a lump-sum basis. These losses may be material and could negatively impact the Company’s business and results of operations.

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

Back to Contents

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

Back to Contents

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

Back to Contents

ITEM 3. LEGAL PROCEEDINGS

Some of the Company’s U.S. subsidiaries, along with many other companies, are codefendants in numerous asbestos related lawsuits and administration claims pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by the Company’s subsidiaries during the 1970s and prior. As of December 31, 2002, the Company has determined that it is a named defendant in active lawsuits involving approximately 62,000 plaintiffs. It also is a respondent in approximately 77,000 open administrative claims. The total number of open cases involve approximately 139,000 claimants.

All of the open administrative claims have been filed under blanket administrative agreements the Company has with various law firms representing claimants and do not specify monetary damages sought. Based on management’s analysis of open lawsuits, approximately 81% do not specify the monetary damages sought or merely recite that the amount of monetary damages sought meets or exceeds the required jurisdictional minimum in the jurisdiction in which suit is filed. Approximately 8% request damages ranging from $10,000 to $50,000; approximately 7% request damages ranging from $50,000 to $1,000,000; approximately 3% request damages ranging from $1,000,000 to $10,000,000; and the remaining 1% request damages ranging from $10,000,000 to, in a very small number of cases, $50,000,000.

In all cases requests for monetary damages are asserted against multiple named defendants, typically ranging from 25 to 250, in a single complaint.

As indicated by the foregoing summary, modern pleading practice permits considerable variation in the assertion of monetary damages. This variability, together with the actual experience of resolving hundreds of thousands of claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bears little or no relevance to merits or disposition value of a particular case. Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the severity of the disease alleged, specific defenses available to certain defendants, other potential causative factors and the specific jurisdiction in which the claim is made. Since 1993, the Company has resolved 29% of all claims asserted against it with no payment. Of the remaining 71%, approximately half were resolved administratively for settlements ranging from $500-$100,000 each. The overall average indemnity cost per closed claim since 1993 was approximately $1,200 and the overall average combined indemnity and defense cost per closed claim since 1993 was approximately $1,600. The other half is pending final resolution.

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

The Company’s continuing business strategy is to maintain focus on its core business segments in the engineering and construction and energy markets. The current management team began a restructuring process in the fourth quarter 2001 and continued that process throughout 2002. The restructuring activities, a change in accounting principle for goodwill, and the reduction in estimates of claim recoveries to reflect recent adverse experience due to management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company have resulted in significant charges throughout the five quarters ending December 27, 2002. These charges are a major component of the 2002 Net Loss and Shareholders’ Deficit. Additionally, the weak performance of worldwide equity markets and low interest rates continue to have significant negative impacts on the pension liabilities for operations in the United Kingdom and the United States. The adjustments to pension liabilities are a major component of the Accumulated and Other Comprehensive Loss section of Shareholders’ Deficit.

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

Back to Contents

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

Amendment No. 2 to the Credit Agreement, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, the Company made a prepayment of principal in the aggregate amount of $10,000. Refer to exhibit 10.35, filed as part of this Report on Form 10-K, for the complete amendment.

Holders of the Company’s 6.75% Notes due November 15, 2005 have a security interest in the stock and debt of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the Senior Credit Facility. The Term Loan and the obligations under the letter of credit facility (collectively approximating $184,700 at December 27, 2002) have priority to the 6.75% Notes in these assets while the security interest of the 6.75% Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

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

Back to Contents

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

Back to Contents

Repayment of long-tem debt of $45,600 consists primarily of the repayments of $20,300 of tax exempt Corporate debt, plus $20,200 of debt associated with the special purpose projects.

In the second quarter 2002, an original receivable sales agreement was terminated. Per the terms of the agreement, the purchaser collected $50,000 in accounts receivable payments.

Over the past several years, the Company has been required by the terms of several government contracts to provide the initial funding required for projects. As part of the Company’s continuing process improvement, the Company reorganized its Project Risk Management Group in the second quarter of 2002 and appointed a corporate vice president as its head. The purpose of this group is to help the Company avoid projects with unmanageable risk and ensure awarded projects are executed without exposing the Company to additional financial risk. This group will carefully scrutinize all contract proposals for negative cash flow terms. The Company does not intend to take contracts with similar payment terms in the future.

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

	Total	Less than 1 year	2-3 Years	4-5 Years	Over 5 Years

Bank issued letters of credit and guarantees	$631,434	$380,701	$220,709	$7,656	$22,368
Surety bonds	550,960	524,510	25,322	1,096	32

Total Commitments	$1,182,394	$905,211	$246,031	$8,752	$22,400

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

Back to Contents

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

As of December 27, 2002, all of the $569,000 asset was contested by the Company’s insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the Company’s various insurers and the Company as self-insurer. The Company believes that any amounts that its subsidiaries might be allocated as self-insurer would be immaterial. Based on the nature of the litigation and opinions received from outside counsel, the Company also believes that the possibility of not recovering the full amount of the asset is remote.

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

Back to Contents

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

Pension

Details of the Company’s pension plans are included in note 7. The calculations of pension liability, annual service cost, and cash contributions required rely heavily on estimates about future events often extending decades into the future. Management is responsible for establishing the estimates used and major estimates include:

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

ITEM 7A.

Quantitative and Qualitative Disclosures About Market Risk (Thousands of Dollars)

Management’s strategy for managing transaction risks associated with currency fluctuations is for each operating unit to enter into derivative transactions, such as foreign currency exchange contracts, to hedge its exposure on contracts into the operating unit’s functional currency. The Company utilizes all such financial instruments solely for hedging. Company policy prohibits the speculative use of such instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to such financial instruments. To minimize this risk, the Company enters into these financial instruments with financial institutions that are primarily rated A or better by Standard & Poor’s or A2 or better by Moody’s. Management believes that the geographical diversity of the Company’s operations mitigates the effects of the currency translation exposure. No significant unhedged assets or liabilities are maintained outside the functional currencies of the operating subsidiaries. Accordingly, translation exposure is not hedged.

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

The Company has revised its consolidated financial statements to include the information set forth in Notes 24B and 24C and to correct the information included in Note 24A, as required by Rule 3-10 of Regulation S-X of the Securities and Exchange Commission.

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

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 25, 2003, except for Notes 24B and 24C
as to which the date is June 18, 2003
and for Note 24A as to which
the date is December 16, 2003.

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

Amendment No. 2 to the Credit Agreement, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, the Company made a prepayment of principal in the aggregate amount of $10,000. Refer to exhibit 10.35, filed as part of this Report on Form 10-K, for the complete amendment.

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

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, asbestos litigation and expected recoveries and contingencies, among others. At December 27, 2002 and December 28, 2001 the Company has recorded commercial claims of $0 and $135,000, respectively. The decrease in recorded claims has resulted from the collection of $11,000 and a provision established for the balance of outstanding commercial claims. The Company revised its estimates of claim revenues to reflect recent adverse recovery experience, management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. At December 27, 2002, the Company had approximately $9,000 in requests

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

for equitable adjustments recorded in contracts in process. This amount relates primarily to a claim against a US Government agency for a project currently being executed. If this claim were to be unsuccessful, the costs would be charged to cost of operating revenues.

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

Effective December 29, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” ("SFAS No. 142") which supersedes APB Opinion No. 17, “Intangible Assets”. The statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company tests for impairment at the reporting unit level as defined in SFAS No. 142. This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. Impairment losses have been measured as of December 29, 2001 and recognized as the cumulative effect of a change in accounting principle in 2002. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS No. 144.

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

Back to Contents

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

7. Pensions and Other Postretirement Benefits — (Continued)

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000

					(Restated)	(Restated)
					(See Note 2)	(See Note 2)
Net Periodic Benefit Cost
Service cost	$29,044	$27,248	$28,013	$2,785	$996	$1,248
Interest cost	40,874	37,856	37,642	8,255	7,227	5,905
Expected return on plan assets	(42,700)	(51,819)	(57,022)	—	—	—
Amortization of transition asset	63	56	(9)	—	—	—
Amortization of prior service cost	1,810	1,692	2,215	(2,853)	(2,206)	(2,165)
Recognized actuarial loss/(gain) Other	15,453	5,020	(326)	(5,013)	4,396	(60)

SFAS No.87 net periodic pension cost	44,544	20,053	10,513	3,174	10,413	4,928
SFAS No.88 cost*	1,908	1,900	—	—	—	—

Total net periodic pension cost	$46,452	$21,953	$10,513	$3,174	$10,413	$4,928

Weighted Average Assumptions
Discount rate	6.1%	6.4%	6.7%	6.625%	7.75%	7.8%
Long term rate of return	8.2%	9.3%	9.5%
Salary scale	4.1%	4.2%	4.2%

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

9. Corporate and Other Debt and Convertible Subordinated Notes

Corporate Debt — The Company, through its subsidiary Foster Wheeler LLC, has $200,000 Notes (the “Senior Notes") in the public market, which bear interest at a fixed rate of 6.75% per annum, payable semiannually, and mature November 15, 2005. The Senior Notes were issued under an indenture between the Company and BNY Midwest Trust Company. The Senior Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements.

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

Holders of the Senior Notes have a security interest in the stock and debt of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the Senior Credit Facility. The Term Loan and the obligations under the letter of credit facility (collectively approximating $184,700 at December 27, 2002) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

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

	December 27, 2002		December 28, 2001

	Italian	Chilean	Italian	Chilean

Balance Sheet Data:
Current assets	$80,966	$22,352	$75,942	$23,301
Other assets (primarily buildings and equipment)	344,993	218,990	311,584	227,019
Current liabilities	20,665	14,748	12,487	14,747
Other liabilities (primarily long-term debt)	344,148	152,949	329,030	158,124
Net assets	61,146	73,645	46,009	77,449

	December 27, 2002		December 28, 2001

	Italian Projects	Chilean Project	Italian Projects	Chilean Projects	Venezuela Project

Income Statement Data for twelve months:
Total revenues	$171,565	$38,425	$159,845	$40,546	$4,428
Income before income taxes	31,358	10,087	21,618	10,467	2,684
Net earnings	17,648	8,372	11,955	8,689	2,582

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

As of December 27, 2002, all of the $569,000 asset was contested by the Company’s insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the Company’s various insurers and Foster Wheeler as self-insurer. The Company believes that any amounts that its subsidiaries might be allocated as self-insurer would be immaterial. Based on the nature of the litigation and opinions received from outside counsel, the Company also believes that the possibility of not recovering the full amount of the asset is remote.

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

In the ordinary course of business, the Company is contingently liable for performance under standby letters of credit, bank guarantees and surety bonds totaling $1,182,394 and $1,025,612 as of December 27, 2002 and December 28, 2001, respectively. These balances include the standby letters of credit issued under the Revolving Credit Agreement discussed in Note 9. In the Company’s past experience, no material claims have been made against these financial instruments. Management of the Company does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

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

24. Consolidating Financial Information

A. 6.75% Notes

As a result of the reorganization on May 25, 2001, Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the 6.75% notes due November 15, 2005 (the “Notes”). In connection with the Company’s finalizing the Senior Credit Facility, Foster Wheeler Ltd. and the following 100% owned companies issued guarantees in favor of the holders of the Notes: Equipment Consultants, Inc., Foreign Holdings Ltd., Foster Wheeler Asia Limited, Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Enviresponse, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler Power Group, Inc., Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Mortshal, Inc., FW Technologies Holding, LLC, HFM International, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc., and Perryville III Trust. Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC and each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Company. The following represents summarized condensed consolidating financial information as of December 27, 2002 and December 28, 2001 with respect to the financial position, and for the three years ended December 27, 2002 for results of operations and for cash flows of the Company and its 100% owned and majority-owned subsidiaries.

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

The Guarantor Subsidiaries column on the condensed consolidating balance sheet as of December 27, 2002 has been restated to reflect a reclassification of investments and advances from long-term assets to current assets in the amount of $292,654.

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

FOSTER WHEELER LTD.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)

24. Consolidating Financial Information — (Continued)

A. 6.75% Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
For the Year Ended December 27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,392,043	$2,228,851	$(101,717)	$3,519,177
Other income	13,650	50,355	38,180	99,943	(146,768)	55,360

Total revenues and other income	13,650	50,355	1,430,223	2,328,794	(248,485)	3,574,537

Cost of operating revenues	—	—	1,440,544	2,089,827	(103,461)	3,426,910
Selling, general and administrative expenses	—	—	127,353	99,171	—	226,524
Other deductions and minority interest	73	4,205	95,469	98,390	—	198,137
Interest expense(*)	13,749	52,785	58,797	102,721	(145,024)	83,028
Equity in net losses of subsidiaries	(374,547)	(370,193)	(71,753)	—	816,493	—

Loss before income taxes	(374,719)	(376,828)	(363,693)	(61,315)	816,493	(360,062)
Provision/(benefit) for income taxes	—	(2,322)	10,854	6,125	—	14,657

Net loss prior to cumulative effect of a change in accounting principle	(374,719)	(374,506)	(374,547)	(67,440)	816,493	(374,719)
Cumulative effect on prior years of a change in accounting principle for goodwill, net of $0 tax	(150,500)	(150,500)	(150,500)	(24,800)	325,800	(150,500)

Net loss	(525,219)	(525,006)	(525,047)	(92,240)	1,142,293	(525,219)

Other comprehensive (loss)/income:
Foreign currency translation adjustment	22,241	22,241	22,241	22,241	(66,723)	22,241
Net (loss)/gain on derivative instruments	(3,834)	(3,834)	(3,834)	284	7,384	(3,834)
Minimum pension liability adjustment, net of tax benefit of $73,400	(226,011)	(226,011)	(226,011)	(170,303)	622,325	(226,011)

Comprehensive loss	$(732,823)	$(732,610)	$(732,651)	$(240,018)	$1,705,279	$(732,823)

(*)	Includes dividends on preferred securities of $16,610.

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

The Foster Wheeler Ltd. column presents the parent company’s financial information. Foster Wheeler Ltd. is also a guarantor. The FW Preferred Capital Trust column presents the financial information of the issuer. The Guarantor Subsidiary column presents the financial information of Foster Wheeler LLC, but excludes that of Foster Wheeler Ltd. which is separately presented. The non-guarantor subsidiaries include Foreign Holdings Ltd., the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other non- guarantor subsidiaries.

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

Back to Contents

Included on the following pages are the financial statements for certain Foster Wheeler Ltd. indirectly wholly owned subsidiary companies. The Company is required to provide these financial statements under Regulation S-X Rule 3-16 of the Exchange Act, “Financial Statements of Affiliates Whose Securities Collateralize an Issue Registered or Being Registered.” The stock and/or debt of these subsidiaries collateralize the Company’s $200,000 6.75% Notes as described in Note 9 of Foster Wheeler Ltd.’s consolidated financial statements appearing in this Item 8.

Back to Contents

FOSTER WHEELER LLC Consolidated Financial Statements For the three years ended December 27, 2002

Back to Contents

Report of Independent Auditors

To the Board of Directors and Shareholders of Foster Wheeler Ltd:

In our opinion, the accompanying consolidated statement of financial position and the related consolidated statements of operations and comprehensive loss, of member’s equity (deficit) and of cash flows, present fairly, in all material respects, the financial position of Foster Wheeler LLC and its subsidiaries (the “Company”), an indirect wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”) at December 27, 2002 and December 28, 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 27, 2002 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the first paragraph of Note 3 and in Note 24 to the consolidated financial statements, the accompanying 2001 and 2000 consolidated financial statements have been restated to account for certain of the Company’s benefit plans in accordance with Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”.

As discussed in Note 3 to the consolidated financial statements, effective December 29, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

The accompanying financial statements have been prepared assuming the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the years in two-year period ended December 27, 2002 and has a shareholder deficit of $780,939,000 at December 27, 2002. The Parent has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, the Parent received waivers for covenant violations and ultimately negotiated new credit facilities, in August 2002. The Parent was unable to comply with certain debt covenants under the new credit facility agreement and therefore obtained an amendment of such agreement. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to generate cash flows from operations, assets sales and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the Parent maintaining credit facilities and bonding capacity adequate to conduct its business. The stock and debt of the Company have been pledged as collateral to the holders of the $200,000,000 Senior Notes issued by the Company. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 25, 2003

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands of dollars)

	2002	2001	2000

		(Restated) (See Note 3)	(Restated) (See Note 3)
Revenues:
Operating revenues	$3,519,177	$3,315,314	$3,891,361
Other income (including interest:
2002—$12,251; 2001—$9,060; 2000—$15,737)	55,360	77,160	77,994

Total Revenues and Other Income	3,574,537	3,392,474	3,969,355

Costs and Expenses:
Cost of operating revenues	3,426,910	3,164,025	3,565,147
Selling, general and administrative expenses	226,524	225,392	222,110
Other deductions	193,043	126,345	42,821
Minority interest	4,981	5,043	3,857
Interest expense	66,318	68,716	67,504
Dividends on preferred security of subsidiary trust	16,610	15,750	15,750

Total Costs and Expenses	3,934,386	3,605,271	3,917,189

(Loss)/earnings before income taxes	(359,849)	(212,797)	52,166
Provision for income taxes	14,657	123,454	15,179

Net (loss)/earnings prior to cumulative effect of a change in accounting principle	(374,506)	(336,251)	36,987
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	(150,500)	—	—

Net (loss)/earnings	(525,006)	(336,251)	36,987
Other comprehensive (loss)/income
Cumulative effect of prior years (to December 29, 2000) of a change in accounting principle for derivative instruments designated as cash flow hedges	—	6,300	—
Change in gain on derivative instruments designated as cash flow hedges	(3,834)	(2,466)	—
Foreign currency translation adjustment	22,241	(10,191)	(19,988)
Minimum pension liability adjustment net of tax benefits: 2002—$73,400; 2001—$0; 2000—$12,000)	(226,011)	(36,770)	(21,500)

Comprehensive loss	$(732,610)	$(379,378)	$(4,501)

See notes to financial statements.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in thousands of dollars)

	December 27, 2002	December 28, 2001

		(Restated) (See Note 3)
ASSETS
Current Assets:
Cash and cash equivalents	$344,305	$224,020
Short-term investments	271	271
Accounts and notes receivable:
Trade	599,506	726,556
Other	85,547	219,956
Contracts in process	280,601	493,599
Inventories	9,332	10,529
Prepaid, deferred and refundable income taxes	41,155	52,084
Prepaid expenses	36,071	27,529

Total current assets	1,396,788	1,754,544

Land, buildings and equipment	769,680	728,012
Less accumulated depreciation	361,861	328,814

Net book value	407,819	399,198

Restricted cash	84,793	—
Notes and accounts receivable—long-term	21,944	65,373
Investment and advances	88,523	84,514
Goodwill, net	50,214	200,152
Other intangible assets, net	72,668	74,391
Prepaid pension cost and related benefit assets	26,567	131,865
Asbestos-related insurance recovery receivable	534,045	437,834
Other assets	156,279	173,279
Deferred income taxes	69,578	4,855

TOTAL ASSETS	$2,909,218	$3,326,005

LIABILITIES AND MEMBER’S EQUITY/(DEFICIT)
Current Liabilities:
Current installments on long-term debt	$31,562	$12,759
Bank loans	14,474	20,244
Corporate and other debt	—	297,627
Special-purpose project debt	—	75,442
Subordinated Robbins exit funding obligations	—	110,340
Notes payable to affiliate	—	210,000
Mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures	—	175,000
Accounts payable	283,940	408,581
Accrued expenses	351,149	369,187
Estimated costs to complete long-term contracts	707,323	580,766
Advance payments by customers	87,658	65,417
Income taxes	64,576	63,316

Total current liabilities	1,540,682	2,388,679

Corporate and other debt less current installments	341,702	—
Special-purpose project debt less current installments	181,613	137,855
Capital lease obligations	58,237	—
Deferred income taxes	8,333	40,486
Pension, postretirement and other employee benefits	437,820	257,976
Asbestos-related liability	519,790	445,370
Other long-term liabilities and minority interest	109,373	103,974
Subordinated Robbins Facility exit funding obligations	107,285	—
Notes payable to affiliate	210,000	—
Mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures	175,000	—

TOTAL LIABILITIES	3,689,835	3,374,340

Member’s Deficit:
Membership Interests and contributed capital	242,490	242,162
Accumulated deficit	(653,669)	(128,663)
Accumulated other comprehensive loss	(369,438)	(161,834)

TOTAL MEMBER’S DEFICIT	(780,617)	(48,335)

TOTAL LIABILITIES AND MEMBER’S DEFICIT	$2,909,218	$3,326,005

See notes to financial statements.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S EQUITY/(DEFICIT)
(in thousands of dollars)

	2002	2001	2000

		(Restated) (See Note 3)	(Restated) (See Note 3)
Membership Interests
Balance at beginning of year	$1	$1	$1

Balance at end of year	1	1	1

Contributed Capital
Balance at beginning of year	242,161	241,545	241,790
Other	328	616	(245)

Balance at end of year	242,489	242,161	241,545

Retained Earnings/(Accumulated Deficit)
Balance at beginning of year	(128,663)	212,476	185,262
Net (loss)/earnings for the year	(525,006)	(336,251)	36,987
Cash dividends paid	—	(4,888)	(9,773)

Balance at end of year	(653,669)	(128,663)	212,476

Accumulated Other Comprehensive Loss
Balance at beginning of year	(161,834)	(118,707)	(77,219)
Cumulative effect on prior years (to December 29, 2000) of a change in accounting principle for derivative instruments designated as cash flow hedges	—	6,300	—
Change in net gain on derivative instruments designated as cash flow hedges	(3,834)	(2,466)	—
Change in accumulated translation adjustment during the year	22,241	(10,191)	(19,988)
Minimum pension liability, (net of tax benefits: 2002—$73,400; 2001—$0; 2000—$12,000)	(226,011)	(36,770)	(21,500)

Balance at end of year	(369,438)	(161,834)	(118,707)

Total Member’s Equity/(Deficit)	$(780,617)	$(48,335)	$335,315

See notes to financial statements.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)

	2002	2001	2000

		(Restated) (See Note 3)	(Restated) (See Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/earnings	$(525,006)	$(336,251)	$ 36,987
Adjustments to reconcile net (loss)/earnings to cash flows from operating activities:
Cumulative effect of a change in accounting principle	150,500	—	—
Provision for impairment loss	18,700	—	—
Provision for restructuring	—	41,570	—
Depreciation and amortization	44,425	55,750	57,716
Deferred tax	(28,355)	137,801	(4,016)
Provision for loss on sale of cogeneration plants	54,500	40,300	—
Provisions for asbestos claims	26,200	—	—
Claims write downs and related contract provisions	136,200	37,000	—
Contract reserves and receivable provisions	80,500	123,600	—
Deferred dividends on Preferred Trust Securities	16,610	3,484	—
Gain on sale of land, building and equipment	(1,269)	(10,174)	(14,843)
Equity earnings, net of dividends	(4,262)	(4,658)	(8,882)
Other noncash items	(16,677)	(4,331)	(5,702)
Changes in assets and liabilities:
Receivables	192,588	(96,775)	(7,665)
Contracts in process and inventories	53,361	(88,044)	(64,938)
Accounts payable and accrued expenses	(153,565)	35,338	35,841
Estimated costs to complete long-term contracts	62,870	(25,026)	(54,500)
Advance payments by customers	18,206	5,399	19,082
Income taxes	15,535	(14,206)	(17,613)
Other assets and liabilities	19,304	10,542	11,789

Net cash provided/(used) by operating activities	160,365	(88,681)	(16,744)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(84,793)	—	—
Capital expenditures	(53,395)	(33,998)	(45,807)
Proceeds from sale of properties	6,282	59,672	56,703
Decrease in investments and advances	9,107	16,008	12,122
Decrease in short-term investments	93	1,530	15,230

Net cash (used)/provided by investing activities	(122,706)	43,212	38,248

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to common Shareholders	—	(4,888)	(9,773)
Partnership distribution	(2,061)	(1,367)	(2,599)
Repurchase of common stock	—	(37)	(154)
Proceeds from convertible subordinated notes	—	202,912	—
Proceeds from the exercise of stock options	—	627	—
(Decrease)/increase in short-term debt	(7,792)	(82,032)	44,876
Proceeds from long-term debt	70,546	185,042	43,168
Proceeds from lease financing obligation	44,900	—	—
Repayment of long-term debt	(45,591)	(214,724)	(88,151)

Net cash provided/(used) by financing activities	60,002	85,533	(12,633)

Effect of exchange rate changes on cash and cash equivalents	22,624	(7,937)	12,754

INCREASE IN CASH AND CASH EQUIVALENTS	120,285	32,127	21,625
Cash and cash equivalents at beginning of year	224,020	191,893	170,268

CASH AND CASH EQUIVALENTS AT END OF YEAR	$344,305	$224,020	$191,893

Cash paid during the year for:
Interest (net of amount capitalized)	$60,973	$74,201	$76,439
Income taxes	$13,508	$15,543	$33,551

See notes to financial statements.

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS
(in thousands of dollars)

1. Nature of Operations and Relationship to Foster Wheeler Ltd. and Subsidiaries

Foster Wheeler LLC (the “Company” or “Foster Wheeler”) was formed on February 9, 2001 as a Delaware Limited Liability Company. Pursuant to a reorganization, which occurred on May 25, 2001, Foster Wheeler Corporation was merged into Foster Wheeler LLC and the assets (primarily investments in subsidiaries which design, engineer and construct petroleum, chemical, petrochemical and alternative fuel facilities and related infrastructures and design, manufacture and erect steam generating and auxiliary equipment for power stations and industrial markets worldwide) and liabilities of Foster Wheeler Corporation were recorded by Foster Wheeler LLC at historical cost. The Company is a wholly owned subsidiary of Foreign Holdings Ltd. who, in turn, is a wholly owned subsidiary of Foster Wheeler Ltd. Foster Wheeler LLC is a holding company which owns the stock of substantially all subsidiary companies in the Foster Wheeler group.

The business of the Company falls within two business groups. The Engineering and Construction Group (the “E&C Group”) designs, engineers, and constructs petroleum processing facilities (upstream and downstream), chemical, petrochemical, pharmaceutical and natural gas liquefaction (LNG) facilities, and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment and water treatment facilities. The E&C Group provides direct technical and management services, and purchases equipment, materials and services from third party vendors and subcontractors. The group has industry leading technology in delayed coking, solvent de-asphalting and hydrogen production. The E&C Group also provides a broad range of environmental remediation services, together with related technical, design and regulatory services. The Energy Group designs, manufactures and erects steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and municipal solid waste, waste wood, and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOx burners. Site services related to these products encompass full plant construction, maintenance engineering, plant upgrading and life extension and plant repowering. The Energy Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, the Energy Group builds, owns and operates cogeneration, independent power production and resource recovery facilities, as well as facilities for the process and petrochemical industries. The Energy Group generates revenues from construction and operating activities pursuant to long-term sale of project outputs (i.e., electricity contracts), operating and maintenance agreements and from returns on its equity positions.

2. Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as the Company maintaining credit facilities and bonding capacity adequate to conduct its business. The Company has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and has a member deficit of $780,617 at December 27, 2002. The Company has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, the Company received waivers of covenant violations and ultimately negotiated new credit facilities, in August 2002. While management believes its operating plans, if met, are sufficient to assure compliance with the terms of its new debt agreements, as amended, there is no assurance that the Company will do so during 2003. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are described below.

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Going Concern — (Continued)

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

During the third quarter of 2002, the Company also completed a receivables financing arrangement of up to $40,000. The funding available to the Company is dependent on the amount and characteristics of the domestic receivables. The amount available to the Company fluctuates daily, but the Company estimates that approximately $15,000 to $20,000 will be available during 2003. This financing arrangement expires in August 2005 and is subject to covenant compliance. The financial covenants commence at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding. As of December 27, 2002, the Company had $0 borrowings outstanding under this facility. Refer to Note 5 for further information.

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

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Going Concern — (Continued)

capital needs through the first quarter of 2004. Failure by the Company to achieve its forecast could have a material adverse effect on the Company’s financial condition.

3. Summary of Significant Accounting Policies

Restatement — Management determined that the assets, liabilities and results of operations associated with the Company’s postretirement medical benefit plan were not properly accounted for in accordance with SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” The Company’s consolidated statement of financial position as of December 28, 2001 and the consolidated statements of operations and comprehensive income for each of the two years in the period ended December 28, 2001 have been revised to account for such benefit plan in accordance with SFAS 106. The effect of the adjustment was not material to the current year’s financial statements, however, management elected to restate prior years. See Note 24.

Principles of Consolidation — The consolidated financial statements include the accounts of Foster Wheeler LLC and all significant domestic and foreign subsidiary companies. All significant intercompany transactions and balances have been eliminated.

The Company’s fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations. For domestic operations, the years 2002, 2001 and 2000 included 52 weeks.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, asbestos litigation and expected recoveries and contingencies, among others. At December 27, 2002 and December 28, 2001 the Company has recorded commercial claims of $0 and $135,000, respectively. The decrease in recorded claims have resulted from the collection of $11,000 and a provision established for the balance of outstanding commercial claims. The Company revised its estimates of claim revenues to reflect recent adverse recovery experience, management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. At December 27, 2002, the Company had approximately $9,000 in requests for equitable adjustments recorded in contracts in process. This amount relates primarily to a claim against a US Government agency for a project currently being executed. If this claim were to be unsuccessful, the costs would be charged to cost of operating revenues.

Revenue Recognition on Long-term Contracts — Revenues and profits on long term fixed price contracts are recorded under the percentage of completion method. Progress towards completion is measured using the cost to cost method, the efforts expended method or variations thereof. These methods are applied consistently to all contracts having similar characteristics in similar circumstances. Under the cost to cost method, revenues and profits are recognized based on the ratio that costs incurred bear to total estimated costs. Under the efforts expended method, revenue and profits are recognized based on the ratio that incurred labor hours bear to total estimated labor hours. Variations of these two methods are used on multiyear contracts that require significant engineering effort and multiple delivery of units. These methods are subject to physical verification of actual progress towards completion.

Revenues and profits on cost reimbursable contracts are recorded as the costs are incurred. The Company includes flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

reimbursable contracts when the Company is responsible for the engineering specifications and procurement for such costs.

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

Restricted Cash — Restricted cash consists of approximately $16,000 that the Company was required to deposit into escrow in connection with the Todak litigation discussed in Note 21 and approximately $69,000 that was required to collateralize letters of credit and bank guarantees. The $16,000 related to the litigation is domestic restricted cash while the $69,000 related to the letters of credit and bank guarantees is foreign restricted cash.

Short-term Investments — Short-term investments consist primarily of bonds of foreign governments and are classified as available for sale under FASB Statement No. 115 “Accounting for Certain Investments

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

in Debt and Equity Securities”. Realized gains and losses from sales are based on the specific identification method. For the years ended 2002, 2001 and 2000, unrealized gains and losses were immaterial.

	2002	2001	2000

Proceeds from sales of short-term investments	$—	$2,000	$15,000
Gain/(loss)	$—	$—	$600

Trade Accounts Receivable — In accordance with terms of long-term contracts, certain percentages of billings are withheld by customers until completion and acceptance of the contracts. Final payments of all such amounts withheld, which might not be received within a one-year period, are indicated in Note 5. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is assessing the impact of the adoption of this new statement.

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

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

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

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

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

As of December 27, 2002 and December 28, 2001, the Company had unamortized goodwill of $50,214 and $200,152, respectively. Of the total goodwill at December 27, 2002, $50,187 related to the Energy Group while $27 related to the E&C Group. The reduction in goodwill is due to the $150,500 of impairment losses discussed below, offset by foreign currency translation adjustments of $562. In accordance with SFAS No. 142, the Company is no longer amortizing goodwill. The Company recognized $150,500 of impairment losses in 2002 related to the goodwill as a cumulative effect of a change in accounting principle. Of this total, $24,800 was associated with a waste-to-energy facility and $77,000 was associated with another reporting unit included in the operations of the Energy Group. The fair value of the facility and the operating unit were estimated using the expected present value of future cash flows. The remaining $48,700 relates to a reporting unit in the E&C Group. An impairment of the goodwill on this reporting unit was initially determined based upon indications of its market value from potential buyers. Based upon the market value, it was determined under step one that a potential impairment existed. The Company then completed step two and determined that a full write down of the goodwill was required. All of the other reporting units were also subjected to the first step of the goodwill impairment test.

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

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

The following table presents the current and prior years reported amounts adjusted to eliminate the effect of goodwill amortization in accordance with SFAS No. 142.

	December 27, 2002	December 28, 2001	December 29, 2000

		(Restated) (See Note 3)	(Restated) (See Note 3)
Reported net (loss)/earnings	$(525,006)	$(336,251)	$36,987
Add back: goodwill amortization	—	5,369	5,711

Adjusted net (loss)/earnings	$(525,006)	$(330,882)	$42,698

Stock Option Plans — Foster Wheeler Ltd. has two fixed option plans which reserve shares of common stock for issuance to executives, key employees, and directors. Employees of the Company participate in these plans. Foster Wheeler Ltd. and the Company have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” Accordingly, no compensation cost has been recognized by the Company for the stock option plans. Had compensation cost for Foster Wheeler Ltd.’s stock option plans been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company’s net earnings would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

		(Restated) (See Note 3)	(Restated) (See Note 3)
Net (loss)/earnings — as reported	$(525,006)	$(336,251)	$36,987

Net (loss)/earnings — pro forma	$(528,998)	$(342,273)	$35,613

Stock options issued to executives in 2002, 2001, and 2000 are assumed to be vested in the year of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000

Dividend yield	0.00%	1.36%	3.18%
Expected volatility	83.62%	79.20%	59.20%
Risk free interest rate	2.90%	4.23%	6.46%
Expected life (years)	5.0	5.0	5.0

Under the 1995 Stock Option Plan approved by the shareholders of Foster Wheeler Ltd. in April 1995 and amended in April 1999 and May 2002, the total number of shares of common stock that may be granted is 5,300,000. In April 1990, the shareholders of Foster Wheeler Ltd. approved a Stock Option Plan for Directors of the Company. On April 29, 1997, the shareholders of Foster Wheeler Ltd. approved an amendment of the Directors’ Stock Option Plan, which authorizes the granting of options on 400,000 shares of common stock to non-employee directors of Foster Wheeler Ltd., who will automatically receive an option to acquire 3,000 shares each year.

These plans provide that shares granted come from Foster Wheeler Ltd.’s authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after ten years from the date granted.

Foster Wheeler Ltd. also granted 1,300,000 inducement options in 2001 to its chief executive officer in connection with an employment agreement and a further 1,000,000 options in 2002 based upon an

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

amendment to his employment agreement. Foster Wheeler Ltd. granted 300,000 inducement options to its chief financial officer and 255,000 inducement options to its president and chief executive officer of Foster Wheeler Power Group, Inc. (a wholly owned subsidiary) in connection with their employment agreements in 2002. The price of the options granted pursuant to these agreements was fair market value on the date of the grant. One fifth of these options become exercisable each year after the date of the agreement; with all options available for exercise by the fifth anniversary of the agreement date. The options granted under these agreements expire 10 years from the date granted.

In 2002, Foster Wheeler Ltd. granted 250,000 options to one of its consultants. The price of the options granted was fair market value on the date of the grant. The options fully vest on March 31, 2003 and expire ten years from the date of grant. In accordance with SFAS 123, the Company recognized $328 of expense related to these options in 2002. As these options are not part of Foster Wheeler Ltd.’s employee stock option plans, they are not included in the information presented below.

Information regarding these option plans for the years 2002, 2001, and 2000 is as follows (presented in actual number of shares):

	2002		2001		2000

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Options outstanding, beginning of year	4,724,621	$16.25	2,924,621	$23.36	2,316,362	$27.35
Options exercised	—	—	(66,000)	9.51	—	—
Options granted	3,600,361	1.64	1,909,250	5.21	644,486	8.75
Options cancelled or expired	(123,883)	21.66	(43,250)	19.84	(36,227)	18.44

Options outstanding, end of year	8,201,099	$9.76	4,724,621	$16.25	2,924,621	$23.36

Option price range at end of year	$1.46 to		$4.985 to		$6.34375 to
	$44.0625		$44.0625		$44.0625
Option price range for exercised shares	—		$9.00 to		—
			$15.0625
Options available for grant at end of year	445,069		430,180		1,029,180

Weighted-average fair value of options granted during the year	$1.11		$3.15		$3.29
Options exercisable at end of year	3,338,752		2,414,547		2,079,468
Weighted-average of exercisable options at end of year	$19.93		$26.09		$28.36

The following table summarizes information about fixed-price stock options outstanding as of December 27, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/27/02	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/27/02	Weighted- Average Exercise Price

28.75	71,667	1 year	28.75	71,667	28.75
32.9375 to 40.0625	140,834	2 years	35.47	140,834	35.47
29.75 to 30.00	347,167	3 years	29.88	347,167	29.88
42.1875 to 44.0625	231,584	4 years	42.33	231,584	42.33
36.9375	343,500	5 years	36.94	343,500	36.94
27.625	384,000	6 years	27.63	384,000	27.63
13.50 to 15.0625	616,000	7 years	14.13	616,000	14.13
6.34375 to 10.00	580,486	8 years	8.72	385,819	8.25
4.985 to 5.6875	1,885,500	9 years	5.20	734,833	5.44
1.46 to 1.87	3,600,361	10 years	1.64	83,348	1.64

1.46 to 44.0625	8,201,099			3,338,752

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

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

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation— Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosures, in both interim and annual financial statements, about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The provisions of this standard relating to the fair value measurements do not affect the Company as it accounts for stock-based employee compensation under the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” as permitted under SFAS 123. The Company in its 2002 financial statements has implemented the disclosure requirements of this standard.

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

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

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

4. Research and Development

For the years 2002, 2001, and 2000, approximately $10,300, $12,300 and $12,000, respectively, were spent on Company-sponsored research activities. During the same periods, approximately $18,100, $39,200 and $27,600, respectively, were spent on customer-sponsored research activities.

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

5. Accounts and Notes Receivable

The following tabulation shows the components of trade accounts and notes receivable:

	December 27, 2002	December 28, 2001

From long-term contracts:
Amounts billed due within one year	$410,214	$452,367
Retention:
Billed:
Estimated to be due in:
2002	—	65,631
2003	58,042	18,059
2004	25,481	22,246
2005	4,978	2,485

Total billed	88,501	108,421

Unbilled:
Estimated to be due in:
2002	—	127,046
2003	97,997	9,538
2004	4	—

Total unbilled	98,001	136,584

Total retentions	186,502	245,005

Total receivables from long-term contracts	596,716	697,372
Other trade accounts and notes receivable	19,387	32,172

	616,103	729,544
Less allowance for doubtful accounts	16,597	2,988

	$599,506	$726,556

Provisions for non-payments of customer balances are normally addressed within the overall profit calculation of the contracts and are not specifically covered by allowances for doubtful accounts. As a result, the amount considered to be the allowance for doubtful accounts does not represent the full allowance.

In the third quarter of 1998, a subsidiary of the Company entered into a three-year agreement with a financial institution whereby the subsidiary would sell an undivided interest in a designated pool of qualified accounts receivable. Under the terms of the agreement, new receivables were added to the pool as collections reduce previously sold accounts receivable. The credit risk of uncollectible accounts receivable was transferred to the purchaser. The Company serviced, administered and collected the receivables on behalf of the purchaser. Fees payable to the purchaser under this agreement were equivalent to rates afforded high quality commercial paper issuers plus certain administrative expenses and were included in other deductions, in the Consolidated Statement of Operations and Comprehensive Income. As of December 28, 2001 $50,000 in receivables were sold under the agreement and are therefore not reflected in the accounts receivable—trade balance in the Consolidated Statement of Financial Position. The agreement was terminated and repaid in early 2002 and replaced with a new facility in August 2002, as described below.

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

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

5. Accounts and Notes Receivable — (Continued)

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

No amounts were outstanding under this facility as of December 27, 2002. FW Funding may increase or decrease, at its discretion, its use of the facility on a weekly basis subject to the availability of sufficient eligible trade accounts receivable and the facility’s maximum amount of $40,000. As of December 27, 2002, FW Funding held $211,700 of trade accounts receivable which are included in the consolidated statement of financial position and had $21,900 of availability under the facility.

6. Contracts in Process and Inventories

Costs of contracts in process and inventories are shown below:

	2002	2001

Inventories
Materials and supplies	$9,102	$10,190
Finished goods	230	339

	$9,332	$10,529

The following tabulation shows the elements included in contract in process as related to long-term contracts:

	2002	2001

Contracts in Process
Costs plus accrued profits less earned revenues on contracts currently in process	$346,183	$638,238
Less progress payments	65,582	144,639

	$280,601	$493,599

7. Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	2002	2001

Land and land improvements	$23,806	$21,261
Buildings	151,462	104,869
Equipment	590,295	598,047
Construction in progress	4,117	3,835

	$769,680	$728,012

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

7. Land, Buildings and Equipment — (Continued)

Depreciation expense for the years 2002, 2001, and 2000 was $54,492, $44,348, and $46,388, respectively.

8. Pensions and Other Postretirement Benefits

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

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

8. Pensions and Other Postretirement Benefits — (Continued)

The following chart contains the disclosures for pension and other benefits for the years 2002, 2001 and 2000.

	Pension Benefits		Other Benefits

	2002	2001	2002	2001

				(Restated) (See Note 3)
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

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

8. Pensions and Other Postretirement Benefits — (Continued)

	Pension Benefits			Other Benefits

	2002	2001	2000	2002	2001	2000

					(Restated) (See Note 3)	(Restated) (See Note 3)
Net Periodic Benefit Cost
Service cost	$29,044	$27,248	$28,013	$2,785	$996	$1,248
Interest cost	40,874	37,856	37,642	8,255	7,227	5,905
Expected return on plan assets	(42,700)	(51,819)	(57,022)	—	—	—
Amortization of transition asset	63	56	(9)	—	—	—
Amortization of prior service cost	1,810	1,692	2,215	(2,853)	(2,206)	(2,165)
Recognized actuarial loss/(gain)
Other	15,453	5,020	(326)	(5,013)	4,396	(60)

SFAS No.87 net periodic pension cost	44,544	20,053	10,513	3,174	10,413	4,928
SFAS No.88 cost*	1,908	1,900	—	—	—	—

Total net periodic pension cost	$46,452	$21,953	$10,513	$3,174	$10,413	$4,928

Weighted Average Assumptions
Discount rate	6.1%	6.4%	6.7%	6.625%	7.75%	7.8%
Long term rate of return	8.2%	9.3%	9.5%
Salary scale	4.1%	4.2%	4.2%

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

9. Bank Loans

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

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

9. Bank Loans — (Continued)

Interest costs incurred (including dividends on preferred security) in 2002, 2001, and 2000 were $84,296, $85,184 and $83,405 of which $1,368, $718 and $151, respectively, were capitalized.

10. Corporate and Other Debt and Notes Payable to Affiliate

Corporate Debt — The Company has $200,000 Notes (the “Senior Notes”) in the public market, which bear interest at a fixed rate of 6.75% per annum, payable semiannually, and mature November 15, 2005. The Senior Notes were issued under an indenture between the Company and BNY Midwest Trust Company. The Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements.

As a result of the reorganization on May 25, 2001, Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the 6.75% notes due November 15, 2005 (the “Notes”). In connection with the Company’s finalizing the Senior Credit Facility, Foster Wheeler Ltd., Foreign Holdings Ltd. and the following 100% owned companies issued guarantees in favor of the holders of the Notes: Equipment Consultants, Inc., Foster Wheeler Asia Limited, Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Enviresponse, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler Power Group, Inc., Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Mortshal, Inc., FW Technologies Holding, LLC, HFM International, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc., and Perryville III Trust. Each of the guarantees is full and unconditional and joint and several. Each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd. Each of the subsidiary guarantors except Foreign Holdings, Ltd., are 100% owned, directly or indirectly, by the Company.

Holders of the Senior Notes due November 15, 2005 have a security interest in the stock and debt of the Company’s subsidiaries and on facilities owned by the Company or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the Senior Credit Facility. As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $184,700 at December 27, 2002) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

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

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Corporate and Other Debt and Notes Payable to Affiliate — (Continued)

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

As of December 27, 2002, $140,000 was borrowed under the Senior Credit Facility. This amount appears on the Consolidated Statement of Financial Position under the caption “Corporate and Other Debt.” As of December 27, 2002, $113,670 of standby letters of credit were outstanding.

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

Notes Payable to Affiliate and Guarantee of Convertible Subordinated Notes — In May and June 2001, Foster Wheeler Ltd. issued convertible subordinated notes having an aggregate principal amount of $210,000. The notes are due in 2007 and bear interest at 6.50% per annum, payable semi-annually on June 1 and December 1 of each year, commencing December 2001. The proceeds of these securities were loaned to the Company and are included in the caption “Notes payable to affiliate” on the accompanying consolidated financial statements. Debt issuance costs are amortized over the term of the notes and are a component of interest expense. Interest expense was $14,917 and $8,739 for 2002 and 2001, respectively. The Company has issued a guarantee in favor of the holders of the convertible subordinated notes.

For the years ended December 27, 2002 and December 26, 2001, the Company recorded $14,917 and $8,739, respectively of intercompany interest expense on this note payable. This interest expense is included in the caption interest expense on the accompanying consolidated statement of operations and comprehensive loss. Of these amounts, $1,138 and $1,138 as of December 27, 2002 and December 26, 2001, respectively, were unpaid and included in accrued expenses on the accompanying consolidated statement of financial position.

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

11. Derivative Financial Instruments

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

12. Subordinated Robbins Facility Exit Funding Obligations

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

			$13,710

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

12. Subordinated Robbins Facility Exit Funding Obligations — (Continued)

1999C BONDS DUE 2024

Year	Amount

2023	$37,230
2024	39,925

77,155

$90,865

See Note 21 for further information.

13. Mandatorily Redeemable Preferred Securities

On January 13, 1999, FW Preferred Capital Trust I, a Delaware business trust which is a 100% owned finance subsidiary of the Company, issued $175,000 in Preferred Trust Securities. The Preferred Trust Securities are fully and unconditionally guaranteed by the Company and Foster Wheeler Ltd. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15, and January 15 of each year. Such distributions may be deferred for periods up to five years during which time additional interest accrues at 9.0%. In accordance with this provision, the Company has deferred all quarterly distributions beginning with the distribution due on January 15, 2002. Such deferred interest totals $20,100. The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004.

14. Special-purpose Project Debt

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

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

14. Special-purpose Project Debt — (Continued)

(3)
The Solid Waste Disposal and Resource Recovery System Revenue Bonds totaling $88,920 were issued in a total amount of $133,500. The bonds are collateralized by a pledge of certain revenues and assets of the project, but not the plant (see Note 21).

(4)	The Resource Recovery Revenue Bonds of $48,936 were issued in a total amount of $86,780. The bonds are collateralized by a pledge of certain revenues and assets of the project.

Principal payments are payable in annual installments as follows:

2004	$23,195
2005	25,165
2006	27,072
2007	15,323
Balance due in installments through 2015	90,858

$181,613

15. Guarantees

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

16. Equity Interests

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

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

16. Equity Interests — (Continued)

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

In April 2001, the Company completed the sale of its interests in two hydrogen production plants in South America. The net proceeds from these transactions were approximately $40,000. An after-tax loss of $5,000 was recorded in the second quarter of 2001 relating to these sales.

17. Income Taxes

The components of (loss)/earnings before income taxes for the years 2002, 2001 and 2000 were taxed under the following jurisdictions:

	2002	2001	2000

		(Restated) (See Note 3)	(Restated) (See Note 3)
Domestic	$(506,639)	$(244,809)	$(37,334)
Foreign	(3,710)	32,012	89,500

Total	$(510,349)	$(212,797)	$52,166

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

17. Income Taxes — (Continued)

The provision/(benefit) for income taxes on those earnings was as follows:

	2002	2001	2000

		(Restated) (See Note 3)	(Restated) (See Note 3)
Current tax (benefit)/expense:
Domestic	$5,931	$5,486	$2,116
Foreign	10,978	22,604	15,094

Total current	16,909	28,090	17,210

Deferred tax (benefit)/expense:
Domestic	—	102,147	(14,079)
Foreign	(2,252)	(6,783)	12,048

Total deferred	(2,252)	95,364	(2,031)

Total provision/(benefit) for income taxes	$14,657	$123,454	$15,179

Deferred tax liabilities (assets) consist of the following:

	2002	2001	2000

		(Restated) (See Note 3)	(Restated) (See Note 3)

Difference between book and tax depreciation	$35,002	$34,369	$72,195
Pension assets	(61,279)	7,584	22,881
Capital lease transactions	7,376	8,612	9,733
Revenue recognition	(7,210)	5,999	16,736
Other	—	192	740

Gross deferred tax liabilities (assets)	(26,111)	56,756	122,285

Current taxability of estimated costs to complete long-term contracts	(14,278)	(4,297)	(5,750)
Income currently taxable deferred for financial reporting	(4,175)	(5,307)	(5,491)
Expenses not currently deductible for tax purposes	(129,917)	(122,983)	(132,898)
Investment tax credit carry forwards	(30,893)	(30,893)	(30,251)
Postretirement benefits other than pensions	(67,113)	(47,242)	(56,250)
Asbestos claims	(6,200)	(7,000)	(7,963)
Minimum tax credits	(10,883)	(11,073)	(10,263)
Foreign tax credits	(9,579)	(6,485)	(13,763)
Net operating loss carryforwards	(178,067)	(15,332)	(68,260)
Effect of write-downs and restructuring reserves	(40,873)	(63,680)	—
Other	(15,621)	(19,871)	(5,432)
Valuation allowance	444,427	268,851	71,816

Net deferred tax assets	(63,172)	(65,312)	(264,505)

	$(89,283)	$(8,556)	$(142,220)

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

17. Income Taxes — (Continued)

The domestic investment tax credit carryforwards, if not used, will expire in the years 2003 through 2008. Foreign tax credit carryforwards are recognized based on their potential utilization and, if not used, will expire in the years 2004 through 2007. As reflected above, the Company has recorded various deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the various credits. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. The valuation allowance increased by $175,600 and $197,000 in 2002 and 2001, respectively. Such increase is required under FASB 109, “Accounting for Income Taxes”, when there is an evidence of losses from operations in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided in the current year do not begin expiring until 2020 and beyond, based on the current tax laws.

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

18. Operating Leases

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

$263,126

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

19. Capital Leases

During 2002, the Company entered into sales-leaseback transactions for office buildings in both Finland and the United States. The transactions qualified as capitalized leases. The sales-leaseback transaction in Finland is a non-cash investing activity and as such is not reflected in the statement of cash flows. Assets under capital leases are summarized as follows:

2002

Buildings and improvements	$35,755
Less accumulated amortization	342

Net assets under capital lease	$35,413

The following are the minimum lease payments to be made in each of the years indicated for the capital leases in effect as of December 27, 2002:

Fiscal year:
2003	$6,152
2004	6,152
2005	6,152
2006	6,679
2007	6,679
Thereafter	134,927
Less: Interest	(107,754)

Net minimum lease payments under capital leases	$58,987

20. Quarterly Financial Data (Unaudited)

	Three Months Ended

2002	March 29	June 28	Sept. 27	Dec. 27

	(Restated) (See Note 3)	(Restated) (See Note 3)	(Restated) (See Note 3)
Operating revenues	$795,409	$944,334	$799,069	$980,365
Gross earnings/(loss) from operations	83,477	48,787	(58,858)	18,861
Net (loss) prior to cumulative effect of a change in accounting principle	(25,557)	(85,943)	(150,957)	(112,049)
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	(150,500)
Net (loss)	(176,057)	(85,943)	(150,957)	(112,049)

	Three Months Ended

2001	March 30	June 29	Sept. 28	Dec. 28

	(Restated) (See Note 3)	(Restated) (See Note 3)	(Restated) (See Note 3)	(Restated) (See Note 3)
Operating revenues	$682,643	$826,882	$808,798	$996,991
Gross earnings from operations	74,958	84,421	68,390	(76,480)
Net earnings	6,974	(342)	165	(343,048)

21. Litigation and Uncertainties

In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment or plant construction and

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

21. Litigation and Uncertainties — (Continued)

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

The Company has recorded assets of $569,000 relating to probable insurance recoveries of which approximately $35,000 is recorded in accounts and notes receivables, and $534,000 is recorded as long term. The Company has funded approximately $59,000 as of December 27, 2002. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending proceedings with certain insurers, as well as recoveries under a funding arrangement with other insurers, which has been in place since 1993. The total liability recorded is comprised of an estimated liability relating to open (outstanding) claims of approximately $337,500 and an estimated liability relating to future unasserted claims of approximately $217,300. Of the total, $35,000 is recorded in accrued expenses and $519,800 is recorded in asbestos related liability on the consolidated statement of financial position. These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type; and the breakdown of known and future claims into disease type. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity payments are expected to be incurred over the next sixteen years during which period new claims are expected to decline from year to year. Recently received claims also suggest that the percentage of claims to be closed without payment of indemnity costs should increase as claims are resolved during the next few years. The Company believes that it is likely that there will be new claims filed after 2018 but in light of uncertainties inherent in long term forecasts, the Company does not believe that it can reasonably estimate defense and/or indemnity costs which might be incurred after 2018. Nonetheless, the Company plans to update its forecasts periodically to take into consideration its future experience and other considerations such as legislation to continuously update its estimate of future costs and expected insurance recoveries. Historically, defense costs have represented approximately 24% of total costs. Through December 27, 2002, total indemnity costs paid, prior to insurance recoveries, were approximately $294,600 and total defense costs paid were approximately $95,100.

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

21. Litigation and Uncertainties — (Continued)

As of December 27, 2002, all of the $569,000 asset was contested by the Company’s insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the Company’s various insurers and the Company as self-insurer. The Company believes that any amounts that its subsidiaries might be allocated as self-insurer would be immaterial. Based on the nature of the litigation and opinions received from outside counsel, the Company also believes that the possibility of not recovering the full amount of the asset is remote.

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

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

21. Litigation and Uncertainties — (Continued)

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

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

21. Litigation and Uncertainties — (Continued)

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

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

22. Financial Instruments and Risk Management — (Continued)

Long-term Debt — The fair value of the Company’s long-term debt (including current installments) is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amount for 2001 includes those debt issuances that were classified to current liabilities due to the covenant violations under the Company’s Senior Credit Facility and the potential for acceleration of debt under certain debt agreements. See Note 2 for further information.

Foreign Currency Contracts — The fair values of these financial instruments (used for hedging purposes) are estimated by obtaining quotes from brokers. The Company is exposed to market risks from fluctuations in foreign exchange rates. Financial instruments are utilized by the Company to reduce this risk. The Company does not hold or issue financial instruments for trading purposes. The Company is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated A or better by Standard & Poor’s or A2 or better by Moody’s (see Notes 3 and 11).

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

In the ordinary course of business, the Company is contingently liable for performance under standby letters of credit, bank guarantees and surety bonds totaling $718,751 and $1,025,612 as of December 27, 2002 and December 28, 2001, respectively. These balances include the standby letters of credit issued under the Senior Credit Facility discussed in Note 10. In the Company’s past experience, no material claims have been made against these financial instruments. Management of the Company does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

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

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

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

Summary financial information concerning the Company’s reportable segments is shown in the following table:

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

23. Business Segments — Data — (Continued)

	Total	Engineering and Construction Group		Energy Equipment Group		Corporate and Financial Services(1)

2002
Revenues	$3,574,537	$2,027,531		$1,576,774		$(29,768)
Interest income(2)	12,251	10,667		6,026		(4,442)
Interest expense(2)	82,928	(415)		21,621		61,722	(3)
Loss before income taxes and cumulative effect of a change in accounting principle for goodwill	(359,849)	(56,513	)(4)(6)	(90,391	)(4)(5)(6)	(212,945	)(4)(5)(6)
Income taxes/(benefits)	14,657	(11,485)		(62,859)		89,001
Net loss before cumulative effect of a change in accounting principle for goodwill	(374,506)	(45,028)		(27,532)		(301,946)
Cumulative effect on prior years of a change in accounting principle for goodwill (net of $0 tax)	(150,500)	(48,700)		(101,800)		—
Net loss	(525,006)	(93,728)		(129,332)		(301,946)
Identifiable assets	2,909,218	1,103,211		1,494,961		311,046
Capital expenditures	53,395	9,907		9,317		34,171
Depreciation and amortization	57,825	15,490	(7)	37,622	(7)	4,713

2001
Revenues	$3,392,474	$1,944,018		$1,468,844		$(20,388)
Interest income(2)	9,060	6,551		4,108		(1,599)
Interest expense(2)	84,466	(179)		26,493		58,152	(3)
(Loss)/earnings before income taxes	(212,797)	15,119	(8)	(88,186	)(8)(9)	(139,730	)(8)(9)
Income taxes/(benefits)	123,454	10,982		(27,430)		139,902	(10)
Net (loss)/earnings	(336,251)	4,137		(60,756)		(279,632)
Identifiable assets	3,326,005	1,289,207		1,758,399		278,399
Capital expenditures	33,998	11,494		15,463		7,041
Depreciation and amortization	55,750	17,721		34,470		3,559

2000
Revenues	$3,969,355	$2,800,222		$1,273,510		$(104,377)
Interest income(2)	15,737	16,658		9,712		(10,633)
Interest expense(2)	83,254	6,297		35,452		41,505	(3)
Earnings/(loss) before income taxes	52,166	86,113		46,875		(80,822)
Income taxes/(benefits)	15,179	26,927		18,808		(30,556)
Net earnings/(loss)	36,987	59,186		28,067		(50,266)
Identifiable assets	3,507,581	1,224,826		1,772,362		510,393
Capital expenditures	45,807	32,152		12,195		1,460
Depreciation and amortization	57,716	20,386		35,099		2,231

(1)	Includes general corporate income and expense, the Company’s captive insurance operation and eliminations.
(2)	Includes intercompany interest charged by Corporate and Financial Services to the business groups on outstanding borrowings.

(footnotes continued on next page)

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

23. Business Segments — Data — (Continued)

(footnotes continued from previous page)

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

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

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

24. Restatement

Management determined that the assets, liabilities and results of operations associated with one of the Company’s postretirement medical plans were not accounted for in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Company’s consolidated statement of financial position as of December 28, 2001 and the related consolidated statements of operations and comprehensive income, member’s equity/(deficit) and cash flows for each of the two years in the period ended December 28, 2001 have been revised to account for the assets, liabilities and results of operations associated with this benefit plan in accordance with SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The postretirement and other employee benefits other than pensions liability was increased to reflect the updated obligation, calculated on a going concern basis. The cumulative effect on member’s equity as of December 29, 2000 was a decrease of $9,620. A summary of the effects of the restatement on the Company’s consolidated statement of financial position, consolidated statement of operations and comprehensive income is shown below.

Statement of Financial Position	12/28/01 As Reported	12/28/01 Restated	Statement of Operations and Comprehensive Income	12/28/01 Year As Reported	12/28/01 Year Restated

Pension, post retirement and other employee benefits*	$239,076	$257,976	Other deductions	$122,245	$126,345
Accumulated deficit	$(109,763)	$(128,663)	(Loss)/earnings before income taxes	$(208,697)	$(212,797)
Total member’s deficit	$(29,435)	$(48,335)	Provision (benefit) for income taxes	$118,274	$123,454
			Net (loss)/earnings	$(326,971)	$(336,251)

*	The pension, postretirement and other employee benefits liability as reported reflects an increase of $70,927 related to a reclassification of pension liabilities from other long-term liabilities.

Statement of Financial Position	12/9/00 As Reported	12/9/00 Restated	Statement of Operations and Comprehensive Income	12/9/00 Year As Reported	12/9/00 Year Restated

Beginning retained earnings	$194,167	$185,262	Other deductions	$41,721	$42,821
Ending retained earnings	$222,096	$212,476	Earnings before income taxes	$53,266	$52,166
Total member’s equity	$344,935	$335,315	Provision for income taxes	$15,564	$15,179
			Net earnings	$37,702	$36,987

Back to Contents

FOSTER WHEELER LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

25. Subsequent Events

On March 7, 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, for sales proceeds of approximately $72,000. Additionally, approximately $8,000 of cash on hand was retained by Foster Wheeler at the time of the sale.

Net assets sold of approximately $57,000 essentially consisted of government and commercial contracts. The Company recorded a pre-tax gain on the asset sale of $15,300 in the first quarter of 2003.

26. Valuation and Qualifying Accounts

	2002 (Restated)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(2)	Deductions	Balance at the End of the Year

Reserve for Insurance Claims Receivable	$18,836	$26,200		$7,159	$37,877

Allowance for Doubtful Accounts(1)	$2,988	$19,608		$5,999	$16,597

	2001

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(2)	Deductions	Balance at the End of the Year

Reserve for Insurance Claims Receivable	$7,192		$11,300	$(344)	$18,836

Allowance for Doubtful Accounts(1)	$3,379	$1,190		$1,581	$2,988

	2002

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(2)	Deductions	Balance at the End of the Year

Reserve for Insurance Claims Receivable	$9,943			$2,751	$7,192

Allowance for Doubtful Accounts(1)	$1,413	$3,315		$1,349	$3,379

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

Back to Contents

Foster Wheeler International Holdings, Inc. and Subsidiaries Consolidated Financial Statements For the Three Years Ended December 31, 2002

Back to Contents

Report of Independent Auditors

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive (loss)/income, of cash flows and of shareholder’s (deficit)/ equity present fairly, in all material respects, the financial position of Foster Wheeler International Holdings, Inc. and its subsidiaries (the “Company”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”) at December 27, 2002 and December 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Parent will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Parent has incurred significant losses in each of the years in two-year period ended December 27, 2002 and has a shareholder deficit of $780,939,000 at December 27, 2002. The Parent has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, the Parent received waivers for covenant violations and ultimately negotiated new credit facilities, in August 2002. The Parent was unable to comply with certain debt covenants under the new credit facility agreement and therefore obtained an amendment of such agreement. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to generate cash flows from operations, assets sales and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the Parent maintaining credit facilities and bonding capacity adequate to conduct its business. The stock and debt of the Company has been pledged as collateral to the holders of the $200,000,000 Senior Notes issued by the Parent. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 25, 2003

Back to Contents

Foster Wheeler International Holdings, Inc. and Subsidiaries
Consolidated Statement of Operations and Comprehensive (Loss)/Income
(in thousands of dollars)

	2002	2001	2000

Revenues:
Operating revenues	$1,634,310	$1,491,579	$1,933,372
Interest income (including $6,299 in 2002, $6,362 in 2001 and $10,038 in 2000 with affiliates)	11,278	12,427	18,166
Other income	35,814	41,746	39,020

Total Revenues	1,681,402	1,545,752	1,990,558
Costs and Expenses:
Cost of operating revenues	1,600,628	1,421,664	1,843,619
Selling, general and administrative expenses	70,296	82,565	91,991
Other deductions	30,256	10,154	13,597
Interest expense (including $5,899 in 2002, $6,239 in 2001 and $10,155 in 2000 to affiliates)	6,686	8,013	13,710

Total Costs and Expenses	1,707,866	1,522,396	1,962,917

(Loss)/earnings before income taxes	(26,464)	23,356	27,641
Provision for income taxes	9,529	17,417	9,592

Net (loss)/earnings	(35,993)	5,939	18,049
Other comprehensive (loss)/income:
Cumulative effect on prior years (to December 31, 2000) of a change in accounting principle for derivative instruments designated as cash flow hedges (net of tax benefit of $324 in 2001)	—	(602)	—
Change in net gain on derivative instruments designated as cash flow hedges (net of tax benefit of $4 in 2002 and $320 in 2001)	6	596	—
Change in accumulated translation adjustment during the year	31,707	(11,967)	(18,446)
Minimum pension liability adjustment (net of tax benefits of $73,400 in 2002)	(170,303)	—	—

Comprehensive (loss)/income	$(174,583)	$(6,034)	$(397)

See notes to consolidated financial statements.

Back to Contents

Foster Wheeler International Holdings, Inc. and Subsidiaries
Consolidated Balance Sheet
(in thousands of dollars)

	December 27, 2002	December 28, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$172,471	$121,054
Short-term investments	41	36
Accounts and notes receivable:
Trade	259,827	306,918
Other (including $26,322 in 2002 and $24,697 in 2001 with affiliates)	46,973	44,297
Intercompany notes	161	7,210
Contracts in process	60,423	69,972
Inventories	1,445	1,136
Prepaid, deferred and refundable income taxes	40,703	19,798
Prepaid expenses	7,848	7,378

Total current assets	589,892	577,799

Land, buildings and equipment	121,907	115,452
Less accumulated depreciation	89,754	82,881

Net book value	32,153	32,571

Restricted cash	30,169	—
Notes and accounts receivable - long-term	1,425	1,866
Intercompany notes receivable - long-term	25,883	20,718
Investment and advances	91,537	72,459
Prepaid pension cost and related benefit assets	—	103,164
Other assets	8,709	4,887
Deferred income taxes	69,381	6,708

TOTAL ASSETS	$849,149	$820,172

LIABILITIES AND SHAREHOLDER’S (DEFICIT)/EQUITY
Current Liabilities:
Current installments on long-term debt	$105	$-
Bank loans	13,266	14,454
Accounts payable (including $65,190 in 2002 and $50,218 in 2001 with affiliates)	187,275	195,310
Accrued expenses	83,138	65,140
Intercompany notes payable	19,179	27,860
Estimated costs to complete long-term contracts	227,092	176,626
Advance payments by customers	65,492	36,258
Income taxes	39,447	23,853

Total current liabilities	634,994	539,501
Long-term debt less current installments	319	—
Intercompany notes payable - long-term	134,372	129,283
Deferred income taxes	6,638	11,791
Pension, postretirement and other employee benefits	143,688	17,558
Other long-term liabilities and minority interest	69,883	66,217

TOTAL LIABILITIES	989,894	764,350
Shareholder’s (Deficit)/Equity:
Common stock, no par value 1,000 shares authorized 1 share issued and outstanding	1	1
Capitalization of intercompany notes	(10,539)	10,859
Paid-in capital	4,703	4,703
Retained earnings	95,944	132,523
Accumulated other comprehensive loss	(230,854)	(92,264)

TOTAL SHAREHOLDER’S (DEFICIT)/EQUITY	(140,745)	55,822

TOTAL LIABILITIES AND SHAREHOLDER’S (DEFICIT)/EQUITY	$849,149	$820,172

See notes to consolidated financial statements.

Back to Contents

Foster Wheeler International Holdings, Inc. and Subsidiaries
Consolidated Statement of Shareholder’s (Deficit)/Equity
(in thousands of dollars)

	2002	2001	2000

Common Stock
Balance at beginning and end of year	$1	$1	$1

Capitalization of Intercompany Notes
Balance at beginning of year	10,859	(9,158)	(99,168)
Current year activity	(21,398)	20,017	90,010

Balance at end of year	(10,539)	10,859	(9,158)

Paid-in Capital
Balance at beginning and end of year	4,703	4,703	4,703

Retained Earnings
Balance at beginning of year	132,523	181,584	227,542
Net (loss)/earnings for the year	(35,993)	5,939	18,049
Dividends paid	(586)	(55,000)	(64,007)

Balance at end of year	95,944	132,523	181,584

Accumulated Other Comprehensive Loss
Balance at beginning of year	(92,264)	(80,291)	(61,845)
Cumulative effect on prior years (to December 31, 2000) of a change in accounting principle for derivative instruments designated as cash flow hedges (net of tax benefit of $324 in 2001)	—	(602)	—
Change in net loss on derivative instruments designated as cash flow hedges (net of tax benefit of $4 in 2002 and $320 in 2001)	6	596	—
Change in accumulated translation adjustment during the year	31,707	(11,967)	(18,446)
Minimum pension liability (net of tax benefits of $73,400 in 2002)	(170,303)	—	—

Balance at end of year	(230,854)	(92,264)	(80,291)

Total Shareholder’s (Deficit)/ Equity	$(140,745)	$55,822	$96,839

See notes to consolidated financial statements.

Back to Contents

Foster Wheeler International Holdings, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(in thousands of dollars)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/earnings	$(35,993)	$5,939	$18,049
Adjustments to reconcile net (loss)/earnings to cash flows from operating activities:
Depreciation and amortization	9,917	10,667	13,632
Deferred tax	1,879	7,240	275
Net gain on asset sales	(3,506)	(11,081)	(11,655)
Equity earnings, net of dividends	(9,627)	(6,621)	(8,644)
Other noncash items	(6,031)	8,764	34,299
Changes in assets and liabilities:
Receivables	69,203	95,783	4,854
Contracts in process and inventories	12,932	18,915	(5,516)
Accounts payable and accrued expenses	(3,275)	(55,222)	10,471
Estimated costs to complete long-term contracts	35,669	(37,189)	(39,275)
Advance payments by customers	29,065	4,135	(1,137)
Income taxes	(5,076)	13,337	(22,371)

Net cash provided/(used) by operating activities	95,157	54,667	(7,018)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(30,169)	—	—
Capital expenditures	(7,085)	(8,953)	(27,269)
Proceeds from sale of properties	793	14,825	51,567
Decrease/(increase) in investments and advances	350	14,367	18,815
Decrease/(increase) in short-term investments	(5)	29	726

Net cash (used)/provided by investing activities	(36,116)	20,268	43,839

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalization of intercompany notes	(21,398)	20,017	90,010
Dividends paid	(586)	(55,000)	(64,007)
Increase/(decrease) in notes payable to affiliates	8,597	(22,453)	(29,324)
Payments of long-term debt	(619)	—	(2,199)
Decrease/(increase) bank loans	(2,133)	2,473	(24,146)

Net cash (used)/provided by financing activities	(16,139)	(54,963)	(29,666)

Effect of exchange rate changes on cash and cash equivalents	8,515	(10,551)	4,041

INCREASE IN CASH AND CASH EQUIVALENTS	51,417	9,421	11,196
Cash and cash equivalents at beginning of year	121,054	111,633	100,437

CASH AND CASH EQUIVALENTS AT END OF YEAR	$172,471	$121,054	$111,633

Cash paid during the year for:
Interest	$4,781	$7,844	$9,663
Income taxes	$6,669	$12,527	$29,725

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

1. Nature of Operations and Relationship to Foster Wheeler Ltd. and Subsidiaries

Foster Wheeler International Holdings, Inc. and subsidiaries (the “Company”) is a wholly owned subsidiary of Foster Wheeler LLC (“FWLLC”), which is an indirectly wholly owned subsidiary of Foster Wheeler Ltd. The principal operations of the Company are to design, engineer, and construct petroleum processing facilities (upstream and downstream), chemical, petrochemical, pharmaceutical and natural gas liquefaction (LNG) facilities, and related infrastructure, including power generation and distribution facilities, production terminals and pollution control equipment. The Company operates primarily outside of the United States with operations in the United Kingdom, Italy, France, Turkey, Spain, Singapore, Thailand, Malaysia, South Africa, and Canada.

The Company has transactions and relationships with Foster Wheeler Ltd. and its affiliates. The financial position, results of operations, and cash flows of the Company have been impacted by these transactions and relationships as discussed on notes 2, 18 and 20.

2. Liquidity and Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as Foster Wheeler Ltd. maintaining credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and has a shareholder deficit of $780,939 at December 27, 2002. Foster Wheeler Ltd. has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, Foster Wheeler Ltd. received waivers of covenant violations and ultimately negotiated new credit facilities, in August 2002. While management believes its operating plans, if met, are sufficient to assure compliance with the terms of its new debt agreements, as amended, there is no assurance that Foster Wheeler Ltd. will do so during 2003. These matters raise substantial doubt about Foster Wheeler Ltd.’s and the Company’s ability to continue as a going concern. Foster Wheeler Ltd.’s plans in regard to these matters are described below.

In August 2002, Foster Wheeler Ltd. finalized a Senior Credit Facility with its lender group. This facility, including a $71,000 term loan, a $69,000 revolving credit facility, and a $149,000 letter of credit facility, expires on April 30, 2005. This facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and 66% of the stock of the first-tier foreign subsidiaries. The facility has no scheduled repayments prior to maturity on April 30, 2005. The facility requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. Foster Wheeler Ltd. retains the first $77,000 of such amounts and also retains a 50% share of the balance. The financial covenants in the facility commence at the end of the first quarter 2003 and include a senior leverage ratio and a minimum earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) level as described in the agreement, as amended. With the sale of Foster Wheeler Environmental Corporation on March 7, 2003, cumulative sales proceeds received, as defined in the agreement, approximate $75,000.

Amendment No. 1 to the Credit Agreement, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pretax charges recorded by Foster Wheeler Ltd. in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. In the 4th quarter 2002, $11,000 of the contingency risks were favorably resolved, and additional project reserves were established for $19,000 leaving a contingency balance of $33,000.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Liquidity and Going Concern — (Continued)

Amendment No. 2 to the Credit Agreement, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, Foster Wheeler Ltd. made a prepayment of principal in the aggregate amount of $10,000.

Due to Foster Wheeler Ltd.’s significant leverage, management is reviewing various options to restructure its balance sheet. Although no definitive plans have been finalized at this point, such options may include, among other things, debt for equity exchanges, debt for debt exchanges, equity for equity exchanges, and additional asset sales. There can be no assurances, however, that Foster Wheeler Ltd. can successfully effect any of the foregoing.

During the third quarter of 2002, Foster Wheeler Ltd. also completed a receivables financing arrangement of up to $40,000. The funding available to Foster Wheeler Ltd. is dependent on the amount and characteristics of the domestic receivables. The amount available to Foster Wheeler Ltd. fluctuates daily, but Foster Wheeler Ltd. estimates that approximately $15,000 to $20,000 will be available during 2003. This financing arrangement expires in August 2005 and is subject to covenant compliance. The financial covenants commence at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding. As of December 27, 2002, Foster Wheeler Ltd. had $0 borrowings outstanding under this facility.

Foster Wheeler Ltd. initiated a comprehensive plan to enhance cash generation and to improve profitability during 2002. Management’s comprehensive plan to address Foster Wheeler Ltd.’s domestic liquidity issues included generating approximately $150,000 from asset sales, collection of receivables and resolving disputed claims through the end of the first quarter 2003, and an additional $40,000 over the following six months. As of December 27, 2002, Foster Wheeler Ltd. generated approximately $60,000 through these efforts, and with the sale of the operating business of Foster Wheeler Environmental Corporation on March 7, 2003, an additional $80,000 has been generated. An additional $10,000 has also been received through more efficient working capital management. The $40,000 is still expected to be received from asset sales and claims recoveries over the course of the year 2003. Management forecasts that the cash on hand, together with cash from operations, asset sales, collection of receivables and claims recoveries will be sufficient to fund Foster Wheeler Ltd.’s working capital needs through the first quarter of 2004. Failure by Foster Wheeler Ltd. to achieve its forecast could have a material adverse effect on Foster Wheeler Ltd.’s and the Company’s financial condition.

3. Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements have been prepared based on accounting principles generally accepted in the United States of America and include the accounts of Foster Wheeler International Corporation and all significant domestic and foreign subsidiary companies. All significant intercompany transactions and balances have been eliminated.

The Company’s fiscal year is the 52- or 53- week annual accounting period ending the last Friday in December for domestic companies and December 31 for foreign companies. For domestic companies, the years 2002, 2001 and 2000 included 52 weeks.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, and contingencies, among others. At December 27, 2002, December 28, 2001 and December 29, 2000, the Company has recorded commercial claims of $0, $50,200 and $52,700 respectively. The decreases in recorded claims resulted from the collection of $6,500 in 2002 and a 2002 provision established for the outstanding balance of commercial claims. The Company revised its estimates in 2002 of claim revenues to reflect recent adverse recovery experience, management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company.

Revenue Recognition on Long-term Contracts — Revenues and profits on long term fixed price contracts are recorded under the percentage of completion method. Progress towards completion is measured using the cost to cost method, the efforts expended method or variations thereof. These methods are applied consistently to all contracts having similar characteristics in similar circumstances. Under the cost to cost method, revenues and profits are recognized based on the ratio that costs incurred bear to total estimated costs. Under the efforts expended method, revenue and profits are recognized based on the ratio that incurred labor hours bear to total estimated labor hours. Variations of these two methods are used on multiyear contracts that require significant engineering effort and multiple delivery of units. These methods are subject to physical verification of actual progress towards completion.

Revenues and profits on costs reimbursable contracts are recorded as the costs are incurred. The Company includes flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when the Company is responsible for the engineering specifications and procurement for such costs.

Contracts in progress are stated at cost increased for profits recorded on the completed efforts or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances are presented as “estimated costs to complete long-term contracts.”

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

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of approximately $172,000 are maintained by foreign subsidiaries as of December 27, 2002. These subsidiaries require a substantial portion of these funds to support their liquidity and working capital needs. Accordingly, these funds may not be readily available for repatriation.

Restricted Cash — Restricted cash consists of approximately $30,200 at December 27, 2002, that the Company was required to deposit to collateralize letters of credit and bank guarantees.

Short-term Investments — Short-term investments consist primarily of bonds of foreign governments and are classified as available for sale under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Realized gains and losses from sales are based on the specific identification method. For the years ended 2002, 2001 and 2000, the investment balances and realized and unrealized gains and losses were immaterial.

Trade Accounts Receivable — In accordance with terms of long-term contracts, certain percentages of billings are withheld by customers until completion and acceptance of the contracts. Final payments of all such amounts withheld, which might not be received within a one-year period, are indicated in Note 5. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets. Trade accounts receivable are continually evaluated in accordance with corporate policy. Provisions are established on a project specific basis when there is an issue associated with the client’s ability to make payments or there are circumstances where the client is not making payment due to contractual issues. Customer payment history within various markets served and general economic trends are also evaluated when considering the necessity of a provision.

Accounts and Notes Receivable Other — Accounts receivable and notes receivable other consist primarily of receivables from affiliated companies of $26,322 at December 27, 2002, and $24,697 at December 28, 2001, and foreign refundable value-added tax.

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

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement was effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement was not material to the Company.

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses the accounting for long-lived assets to be disposed of by sale and resolves significant implementation issues relating to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The provisions of this statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company’s results of operations and financial position were not affected by the initial adoption of this statement.

Investments and Advances — The Company uses the equity method of accounting for investment ownership of between 20% and 50% in affiliates unless significant economic considerations indicate that the

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

cost method is appropriate. Investment ownership of less than 20% in affiliates is carried at cost. Currently, all of the Company’s significant investments in affiliates are recorded using the cost method.

Income Taxes — Income tax expense in the Company’s statements of operations has been calculated on a separate company basis for its subsidiaries that file tax returns in their foreign jurisdictions. Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Provision is made for Federal income taxes which may be payable on foreign subsidiary earnings to the extent that the Company anticipates they will be remitted. Unremitted earnings of foreign subsidiaries which have been, or are intended to be, permanently reinvested (and for which no Federal income tax has been provided) aggregated $243,790 as of December 27, 2002. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

Foreign Currency — Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and income and expenses and cash flows at monthly weighted-average rates.

	2002	2001	2000

Cumulative translation adjustment at beginning of year	$(92,258)	$(80,291)	$(61,845)
Current year foreign currency adjustment	31,707	(11,967)	(18,446)

Cumulative translation adjustment at end of year	$(60,551)	$(92,258)	$(80,291)

	2002	2001	2000

Foreign currency transaction gains	$3,300	$8,700	$5,700
Foreign currency transaction gains, net of tax	2,100	5,700	3,700

The Company enters into foreign exchange contracts in its management of foreign currency exposures related to commercial contracts. Changes in the fair value of derivative contracts that qualify as designated cash flow hedges are deferred until the hedged forecasted transaction affects earnings. Amounts receivable (gains) or payable (losses) under foreign exchange hedges are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133. At December 27, 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded in the year ended December 31, 2002 an after-tax gain on derivative instruments of approximately $1,768.

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method.

Stock Option Plans —Foster Wheeler Ltd. has two fixed option plans which reserve shares of common stock for issuance to executives, key employees, and directors. Employees of the Company participate in these plans. Foster Wheeler Ltd. and the Company have adopted the disclosure-only provision of the SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Based Compensation – Transition and Disclosure.” Accordingly, no compensation cost has been recognized by the Company relating to these stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2002, 2001, and 2000 consistent with the provisions of SFAS No. 123, the Company’s net (loss)/earnings would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

Net (loss)/earnings - as reported	$(35,993)	$5,939	$18,049

Net (loss)/earnings - pro forma	$(36,578)	$5,617	$17,863

The assumption regarding the stock options issued in 2002, 2001, and 2000 was that 100% of such options vested in the year of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000

Dividend yield	0.00%	1.36%	3.18%
Expected volatility	83.62%	79.20%	59.20%
Risk-free interest rate	2.90%	4.23%	6.46%
Expected life (years)	5.0	5.0	5.0

Under Foster Wheeler Ltd.’s 1995 Stock Option Plan approved by that company’s shareholders in April 1995 and amended in April 1999 and May 2002, the total number of shares of common stock that may be granted is 5,300,000.

These plans provide that shares granted be issued from Foster Wheeler Ltd.’s authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after ten years from the date of grant.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Information regarding these option plans for the years 2002, 2001, and 2000 is as follows (presented in actual number of shares):

	2002		2001		2000

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	661,933	$17.64	508,933	$21.42	435,183	$23.60
Options exercised	—		(24,000)	9.56	—	—
Options granted	811,090	1.64	177,000	5.69	79,000	9.00
Options cancelled or expired	(7,250)	10.86	—	—	(5,250)	15.06

Options outstanding, end of year	1,465,773	$8.83	661,933	$17.64	508,933	$21.42

Option price range at end of year	$1.64 - $42.1875		$5.6875 - $42.1875		$9.00 - $42.1875
Option price range for exercised shares			$9.00 - $13.50
Options available for grant at end of year	445,069		430,180		1,029,180

Weighted-average fair value of options granted during the year	$1.11		$2.80		$3.63
Options exercisable at end of year	654,683		484,933		429,933
Weighted-average exercise price of exercisable options at end of year	$17.73		$22.01		$23.70

The following table summarizes information about fixed-price stock options outstanding as of December 27, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/27/02	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/27/02	Weighted- Average Exercise Price

$29.75	61,600	3 years	$29.75	61,600	$29.75
42.1875	14,583	4 years	42.19	14,583	42.19
36.9375	65,000	5 years	36.94	65,000	36.94
13.00	91,000	6 years	27.63	91,000	27.63
13.50 to 15.062	191,250	7 years	14.30	191,250	14.30
9.00	58,000	8 years	9.00	58,000	9.00
5.6875	173,250	9 years	5.69	173,250	5.69
1.64	811,090	10 years	1.64	—	—

1.64 to 42.1875	1,465,773			654,683

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Recent Accounting Developments — In June 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds previous statements regarding the extinguishment of debt and amends SFAS No. 13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale/leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale/leaseback transactions. The provisions of SFAS 145 related to the extinguishment of debt are to be applied to fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002. The adoption of this new standard will not impact the Company.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires liabilities associated with an exit or disposal activity be recognized at fair value when the liability is incurred. This contrasts with existing accounting requirements, under which liabilities for exit or disposal activities are recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, although early adoption is permitted. The Company implemented SFAS 146 in the fourth quarter of 2002 and there was no impact on the Company.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded.

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

The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

ending after December 15, 2002. The Company in its 2002 consolidated financial statements has implemented the disclosure requirements of this interpretation.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosures, in both interim and annual financial statements, about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The provisions of this standard relating to the fair value measurements do not affect the Company as it accounts for stock-based employee compensation under the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” as permitted under SFAS 123. The Company in its 2002 consolidated financial statements has implemented the disclosure requirements of this standard.

4. Research and Development

For the years 2002, 2001, and 2000, approximately $500, $1,800 and $2,000 respectively, were spent on Company-sponsored research activities. During the same periods, approximately $2,300, $2,400 and $3,100, respectively, were spent on customer-sponsored research activities.

5. Accounts and Notes Receivable - Trade

The following tabulation shows the components of trade accounts and notes receivable:

	2002	2001

From long-term contracts:
Amounts billed due within one year	$163,060	$178,273
Retention - Billed:
Estimated to be due in:
2002	—	10,233
2003	18,574	2,243
2004	5,702	—

Total billed	24,276	12,476

Retention - Unbilled:
Estimated to be due in:
2002	—	109,610
2003	86,497	9,537
2006	4	—

Total unbilled	86,501	119,147

Total retentions	110,777	131,623

Total receivables from long-term contracts	273,837	309,896
Other trade accounts and notes receivable	389	10

Gross Trade Accounts and Notes Receivable	274,226	309,906
Less allowance for doubtful accounts	14,399	2,988

Net Trade Accounts and Notes Receivable	$259,827	$306,918

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

5. Accounts and Notes Receivable - Trade — (Continued)

Provisions for non-payments of customer balances are normally addressed within the overall profit calculation of the contracts and are not specifically covered by allowances for doubtful accounts. As a result, the amount considered to be in the receivable qualifying account (allowance for doubtful accounts) does not represent the full allowance.

Unbilled amounts are billed in accordance with contract provisions which include monthly, milestone and other billing criteria.

Changes in the allowance for doubtful accounts during the periods ended December 2000 through 2002 are presented below.

	2002	2001	2000

Balance at beginning of year	$2,988	$3,347	$1,354
Additions charged to expense	19,019	1,207	708
(Deductions)/amounts recovered	(7,608)	(1,566)	1,285

Balance at end of year	$14,399	$2,988	$3,347

The additions charged to expense are included in other deductions on the consolidated statement of operations and comprehensive (loss)/income.

6. Contracts in Process and Inventories

The following tabulation shows the elements included in contract in process as related to long-term contracts:

	2002	2001

Contracts in Process
Costs plus accrued profits less earned revenues
on contracts currently in process	$60,423	$74,259
Less progress payments	—	4,287

Net	$60,423	$69,972

Costs of inventories are shown below:

	2002	2001

Inventories
Materials and supplies	$1,222	$804
Finished goods	223	332

	$1,445	$1,136

7. Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	2002	2001

Land and land improvements	$328	$290
Buildings	21,831	23,385
Equipment	99,681	91,517
Construction in progress	67	260

	$121,907	$115,452

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

7. Land, Buildings and Equipment — (Continued)

Depreciation expense for the years 2002, 2001, and 2000 was $9,770, $10,613, and $13,597, respectively.

8. Advances, Investments and Equity Interests

The Company owns a non-controlling equity interest in two energy projects and one waste-to-energy project; all are located in Italy. Two of the projects are each 42% owned while the third is 49% owned by the Company. Following is summarized financial information for the Company’s equity affiliates combined, as well as the Company’s interest in the affiliates.

	2002	2001

Balance Sheet Data:
Current assets	$79,569	$74,404
Other assets (primarily buildings and equipment)	344,993	311,584
Current liabilities	19,429	11,137
Other liabilities (primarily long-term debt)	344,148	329,030

Net assets	$60,985	$45,821

For the year ended	2002	2001

Total revenues	$168,421	$156,639
Income before taxes	31,013	21,290
Net earnings	$17,303	$11,627

As of December 27, 2002, the Company’s share of the net earnings and investment in the equity affiliates totaled $7,334 and $25,447, respectively. The Company has guaranteed certain performance obligations of such projects. The Company’s average contingent obligations under such guarantees are approximately $1,400 per year in total for the three projects.

The undistributed retained earnings of the Company’s equity investees amounted to $17,000 and $12,000 at December 27, 2002 and December 28, 2001.

Additionally, at December 27, 2002 the Company holds investments in unconsolidated affiliates of $44,949 and made advances of $21,141 to its third-party equity investees.

9. Bank Loans

The approximate weighted average interest rates on borrowings outstanding at the end of 2002 and 2001 were 4.14% and 4.49%, respectively.

The Company had unused lines of credit for short-term bank borrowings of $1,541 at the end of 2002.

Interest costs incurred on bank loans in 2002, 2001, and 2000 were $702, $1,774 and $3,554, respectively.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Income Taxes

The components of (loss)/earnings before income taxes for the years 2002, 2001 and 2000 were taxed under the following jurisdictions:

	2002	2001	2000

Domestic	$13,761	$7,212	$(23,228)
Foreign	(40,225)	16,144	50,869

Total	$(26,464)	$23,356	$27,641

The provision/(benefit) for income taxes on those (loss)/earnings was as follows:

	2002	2001	2000

Current tax (benefit)/expense:
Domestic	$1,646	$213	$22
Foreign	10,471	14,382	16,005

Total current	12,117	14,595	16,027

Deferred tax (benefit)/expense:
Domestic	—	—	—
Foreign	(2,588)	2,822	(6,435)

Total deferred	(2,588)	2,822	(6,435)

Total provision for income taxes	$9,529	$17,417	$9,592

Deferred tax liabilities (assets) consist of the following:

	2002	2001	2000

Net operating loss carryforwards	$(29,146)	$(27,177)	$(24,244)
Valuation allowance	36,324	21,970	18,617
Fixed assets and operating leases	(27,605)	(19,973)	(20,046)
Pension	(38,603)	29,742	28,485
Other	(644)	(1,596)	(910)
Difference between book and tax recognition of income	580	157	(224)
Tax credit carryforwards	(5,097)	(535)	(2,365)
Contract and bonus reserve	(17,500)	(10,036)	(9,583)

Net deferred tax assets	$(81,691)	$(7,448)	$(10,270)

Tax credit carryforwards were generated in foreign subsidiaries and are not subject to expiration. As reflected above, the Company has recorded various deferred tax assets. Realization is dependent on generating sufficient taxable income. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. The valuation allowance increased by $14,354 and $3,353 in 2002 and 2001, respectively. Such increase is required under FASB 109, “Accounting for Income Taxes,” when there is an evidence of losses from domestic and foreign operations in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided in the current year do not begin expiring until 2020 and beyond, based on the current tax laws.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Income Taxes — (Continued)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to (loss)/earnings before income taxes, as a result of the following:

	2002	2001	2000

Tax provision/(benefit) at U.S.statutory rate	(35.0%)	35.0%	35.0%
Permanent differences/non-deductible expenses	94.7	6.3	13.9
AMT	4.6	0.9	—
Valuation allowance	54.7	14.4	0.5
Foreign rate differential	(6.1)	16.9	(1.5)
Foreign tax credit utilized	(81.1)	—	—
Fixed assets	—	—	(14.2)
Other	4.2	1.1	1.0

	36.0%	74.6%	34.7%

11. Pensions, Postretirement and Other Employee Benefits

Pension Benefits — The Company’s subsidiaries in the United Kingdom and Canada have pension plans which cover all full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation. At December 27, 2002, the Company recognized a cumulative minimum liability in its consolidated financial statements for the underfunded amount of $243,721 pre-tax, resulting in an after-tax charge to other comprehensive (loss)/income of $170,303. As of December 27, 2001, the Company had prepaid costs of $103,164. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

11. Pensions, Postretirement and Other Employee Benefits — (Continued)

The following chart contains the disclosures for pension benefits for the years 2002, 2001 and 2000.

	Pension Benefits

	2002	2001

Projected Benefit Obligation (PBO)
PBO at beginning of period	$352,316	$330,017
Service cost	12,374	11,248
Interest cost	20,502	18,356
Plan participants contributions	5,690	4,004
Plan amendments	3,091	1,535
Actuarial loss	73,212	4,209
Benefits paid	(16,810)	(16,303)
Special termination benefits/other	(1,291)	(432)
Foreign currency exchange rate changes	38,649	(318)

PBO at end of period	487,733	352,316

Plan Assets
Fair value of plan assets at beginning of period	324,106	358,034
Actual return on plan assets	(45,489)	(24,093)
Employer contributions	24,757	6,897
Plan participant contributions	5,690	4,004
Benefits paid	(16,810)	(16,303)
Other	(8,805)	(416)
Foreign currency exchange rate changes	26,827	(4,017)

Fair value of plan assets at end of period	310,276	324,106

Funded Status
Funded Status	(177,457)	(28,210)
Unrecognized net actuarial loss/(gain)	286,824	121,292
Unrecognized prior service cost	11,305	10,082
Adjustment for the minimum liability	(243,721)	—

Prepaid (accrued) benefit cost	$(123,049)	$103,164

	Pension Benefits

	2002	2001	2000

Net Periodic Benefit Cost
Service cost	$12,374	$11,248	$12,140
Interest cost	20,502	18,356	18,852
Expected return on plan assets	(25,757)	(31,311)	(33,497)
Amortization of transition asset	63	64	74
Amortization of prior service cost	1,352	1,029	1,594
Recognized actuarial loss/(gain) other	8,340	2,243	(377)

Total SFAS No. 87 net periodic pension cost	$16,874	$1,629	$(1,214)

Weighted-Average Assumptions
Discount rate	5.75%	5.75%	5.75%
Long-term rate of return	8.00%	9.00%	9.00%
Salary scale	4.00%	4.00%	4.00%

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

11. Pensions, Postretirement and Other Employee Benefits — (Continued)

Other Employee Benefits — The Company’s subsidiaries in Italy participate in a government-mandated indemnity program for its employees. Accordingly, the Company accrues one month’s salary per employee for each year of the employee’s service, payable when the employee leaves the Company. In 2002, 2001 and 2000, the Company recorded an expense of approximately $3,300, $3,200, and $3,400, respectively. A liability of $20,639 in 2002 and $17,558 in 2001 related to the Company’s obligation in connection with this program is included in pension, postretirement and other employee benefits obligation on the consolidated balance sheet.

12. Sale/leaseback Transactions

The Company entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the U.K. in 1999. In connection with these transactions, the Company recorded deferred gains which are being amortized to income over the term of the respective leases. The amortization was $3,197, $3,080, and $2,777 for the years ended December 2002, 2001, and 2000, respectively. As of December 27, 2002 and December 28, 2001, the balance of the deferred gains was $69,540, and $65,627, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheet. The year-over-year increase in the deferred gain balance was primarily due to a change in foreign currency translation rates.

13. Operating Leases

The Company and certain of its subsidiaries are obligated under other operating lease agreements primarily for office space. Rental expense for these leases totaled $16,084 in 2002, $16,481 in 2001, and $17,458 in 2000. Future minimum rental commitments on non- cancelable leases are as follows:

Fiscal year:
2003	$15,148
2004	15,014
2005	14,853
2006	12,786
2007	11,855
Thereafter	146,594

$216,250

14. Derivative Financial Instruments

The Company’s activities expose it to risks related to the effect of changes in the foreign-currency exchange rates. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133. At December 27, 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded in the year ended December 27, 2002 a $2,721 pretax net gain on derivative instruments which is recorded as a reduction in cost of operating revenues on the consolidated statement of operations and comprehensive(loss)/ income. The Company is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated A or better by Standard & Poor’s or A2 or better by Moody’s. As of December 27, 2002, approximately $104,089 was owed to the Company by counterparties and $26,059 was owed by the Company to counterparties. A $6 net of tax loss was recorded in other

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

14. Derivative Financial Instruments — (Continued)

comprehensive income as of December 28, 2001. This amount was reclassified to earnings in 2002 as the Company no longer qualified for deferral under SFAS No. 133.

The maximum term over which the Company is hedging exposure to the variability of cash flows is twenty-four months.

A reconciliation of current period changes, net of applicable income taxes, in accumulated other comprehensive income relating to derivatives qualifying as cash flow hedges are as follows:

Balance as of December 28, 2001	$(6)
Reclassification to earnings	6

Balance at December 27, 2002	$—

15. Warranty Reserves

The Company provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

Balance as of December 28, 2001	$18,100
Accruals	13,100
Settlements	(1,500)
Adjustments to provisions	(4,000)

Balance as of December 27, 2002	$25,700

16. Litigation and Uncertainties


In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment or plant construction and seeking resulting alleged damages. Additionally, the Company evaluates its non-contract exposures and records accruals as necessary. Based on its knowledge of the facts and circumstances relating to the Company’s liabilities, if any, and to its insurance coverage, management of the Company believes that the disposition of such suits will not result in material charges against assets or earnings materially in excess of amounts previously provided in the accounts. During 2002, approximately $5,000 was accrued related to exposures. This charge was recorded in other deductions on the consolidated statement of operations and comprehensive (loss)/income.

The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings cannot be estimated with certainty.

17. Financial Instruments and Risk Management

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values:

Cash and Short-term Investments — All investments are considered available for sale and the carrying amount approximates fair value because of the short-term maturity of these instruments.

Long-term Debt — The fair value of the Company’s third-party long-term debt (including current installments) is estimated based on the quoted market prices for the same or similar issues or on the current


Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

17. Financial Instruments and Risk Management — (Continued)

rates offered to the Company for debt of the same remaining maturities. It is not practicable to estimate the fair value of the Company’s intercompany debt as there is no market for this type of debt instrument.

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

Carrying Amounts and Fair Values — The estimated fair values of the Company’s financial instruments are as follows:

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$172,512	$172,512	$121,090	$121,090
Restricted cash	30,169	30,169	—	—
Third-party long-term debt	424	424	—	—
Intercompany notes receivable - current	161	—	7,210	—
Intercompany notes receivable - long-term	25,883	—	20,718	—
Intercompany notes payable - current	19,179	—	27,860	—
Intercompany notes payable - long-term	134,372	—	129,283	—
Derivatives:
Foreign currency contracts	2,721	2,721	(10)	(10)

In the ordinary course of business, the Company is contingently liable for performance under letters of credit and bank guarantees totaling $263,654 and $200,444 as of December 27, 2002 and December 28, 2001, respectively. In the Company’s past experience, no material claims have been made against these financial instruments. Management of the Company does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

As of December 27, 2002, the Company had $130,148 of foreign currency contracts outstanding. These foreign currency contracts mature between 2003 and 2004. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

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

18. Related Party Transactions

The Company enters into long-term contracts as a subcontractor and/or performs subcontract work for certain Foster Wheeler affiliates. Included in the consolidated statement of operations and comprehensive (loss)/income for 2002, 2001 and 2000 related to these contracts and intercompany borrowings is the following:

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

18. Related Party Transactions — (Continued)

	2002	2001	2000

Operating revenues	$12,014	$16,632	$13,950
Cost of operating revenues	25,965	46,284	55,625
Interest income	6,299	6,362	10,038
Interest expense	5,899	6,239	10,155

Costs incurred by Foster Wheeler Ltd. and certain of its affiliates on behalf of the Company are charged to the Company through a management fee. These fees represent management’s estimation of a reasonable allocation of the Company’s share of such costs. These costs, plus royalty fees, are included in costs and expenses and totaled $24,199, $15,925 and $19,666 in 2002, 2001 and 2000, respectively.

Included in the consolidated balance sheet for 2002 and 2001 related to long-term contract activity and intercompany borrowings with Foster Wheeler affiliates is the following:

	2002	2001

Accounts and notes receivable - other	$26,322	$24,697
Intercompany notes receivable	26,044	27,928
Accounts payable	65,190	50,218
Intercompany notes payable	153,551	157,143

Also reflected in the consolidated balance sheet, due to the uncertainty of collection based on the going concern issues addressed in Note 2, the Company reduced intercompany notes receivable and charged shareholder’s (deficit)/equity for its notes receivable from U.S. affiliates. The year-over-year change is reflected in the Consolidated Statement of Changes in Shareholder’s (Deficit)/Equity and the Consolidated Statement of Cash Flows. The impact on shareholder’s deficit was a reduction of $10,539 and an increase of $10,859 at December 27, 2002, and December 28, 2001, respectively.

Additionally, at December 27, 2002 the Company holds investments in unconsolidated affiliates of $44,949 at cost.

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 27, 2002, December 28, 2001, and December 29, 2000.

19. Business Segments Data

The business of the Company and its subsidiaries falls within two business segments. THE ENGINEERING AND CONSTRUCTION (“E&C”) GROUP designs, engineers and constructs petroleum, chemical, petrochemical and alternative-fuels facilities and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment, water treatment facilities and process plants for the production of fine chemicals, pharmaceuticals, dyestuffs, fragrances, flavors, food additives and vitamins. Also, the E&C Group provides a broad range of environmental remediation services, together with related technical, design and regulatory services. THE ENERGY GROUP designs, manufactures and erects steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized-bed and conventional boilers firing coal, oil, gas, biomass and other municipal solid waste, waste wood and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOX burners. Site services related to these products encompass plant erection, maintenance engineering, plant upgrading and life extension and plant repowering. The Energy Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics as well as facilities for the process and petrochemical industries.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

19. Business Segments Data — (Continued)

The Company conducts its business on a global basis. The E&C Group accounted for the largest portion of the Company’s operating revenues and operating income over the last ten years. In 2002, the E&C Group accounted for approximately 90% of the operating revenues. The geographic dispersion of these operating revenues was as follows: 44% Europe, 25% Asia, 16% Middle East, 5% South America and 10% other. The Energy Group accounted for 10% of the operating revenues of the Company. The geographic dispersion of these operating revenues was as follows: 68% North America, 14% Europe, 11% Middle East, and 7% South America.

Earnings of segments represent revenues less expenses attributable to that group or geographic area where the operating units are located. Revenues between business segments are shown in the elimination column.

No single customer represented 10% or more of operating revenues for 2002, 2001, or 2000.

Identifiable assets by group are those assets that are directly related to and support the operations of each group.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

19. Business Segments Data — (Continued)

Summary financial information concerning the Company’s reportable segments is shown in the following table:

	Total	Engineering and Construction Group	Energy Group	Eliminations

2002

Revenues	$1,681,402	$1,507,064	$175,445	$(1,107)
Interest income(1)	11,278	10,305	1,481	(508)
Interest expense(1)	6,686	7,182	12	(508)
Loss before income taxes(2) (3)	(26,464)	(20,805)	(5,659)	—
Income taxes/(benefits)	9,529	10,049	(520)	—
Net loss	(35,993)	(30,854)	(5,139)	—
Identifiable assets	849,149	847,814	92,914	(91,579)
Capital expenditures	7,085	6,673	412	—
Depreciation and amortization	9,917	8,874	1,043	—

2001

Revenues	$1,545,752	$1,359,564	$186,656	$(468)
Interest income(1)	12,427	11,112	1,507	(372)
Interest expense(1)	8,013	8,064	321	(372)
Earnings/(loss) before income taxes(4)	23,356	31,334	(7,978)	—
Income taxes/(benefits)	17,417	21,302	(3,885)	—
Net earnings/(loss)	5,939	10,032	(4,093)	—
Identifiable assets	820,172	721,842	178,253	(79,923)
Capital expenditures	8,953	7,621	1,332	—
Depreciation and amortization	10,667	9,612	1,055	—

2000

Revenues	$1,990,558	$1,863,236	$130,800	$(3,478)
Interest income(1)	18,166	17,378	1,178	(390)
Interest expense(1)	13,710	13,560	540	(390)
Earnings before income taxes	27,641	22,092	5,549	—
Income taxes/(benefits)	9,592	7,480	2,112	—
Net earnings	18,049	14,612	3,437	—
Identifiable assets	952,651	800,818	172,934	(21,101)
Capital expenditures	27,269	26,178	1,091	—
Depreciation and amortization	13,632	12,663	969	—

(1)	Includes intercompany interest charged on outstanding intercompany borrowings.

(2)	Includes in 2002, revaluation of contract estimates and provisions for uncollectible receivables of $65,300 ($60,500 after tax): E&C Group $60,000, Energy Group $5,000.

(3)	Includes in 2002, $6,000 ($5,700 net of tax) accrual for legal settlements and development cost in the E&C Group.

(4)	Includes in 2001, contract write-downs of $35,500 ($23,100 after-tax): E&C Group $24,000, Energy Group $11,500.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

19. Business Segments Data — (Continued)

	2002	2001	2000

Equity earnings in unconsolidated subsidiaries were as follows:
Engineering and Construction Group	$7,334	$4,433	$6,719
Energy Group	—	—	—

Total	$7,334	$4,433	$6,719

Geographic Concentration
Revenues:
United States	$7,580	$13,438	$17,383
Europe	1,534,263	1,401,440	1,889,129
Canada	139,559	130,874	84,046

Total	$1,681,402	$1,545,752	$1,990,558

Long-lived assets:
United States	$276	$(841)	$118
Europe	124,388	105,612	118,900
Canada	1,537	1,958	1,511

Total	$126,201	$106,729	$120,529

Revenues and long-lived assets are based on the country in which the contracting subsidiary is located.

Operating revenues by industry segment for the three years ending December 2002 were as follows:

	2002	2001	2000

Power	$281,887	$191,702	$186,030
Oil and gas/refinery	697,024	653,888	1,115,476
Pharmaceutical	383,101	431,677	270,590
Chemical	154,014	174,482	309,024
Environmental	50,315	6,841	33,420
Eliminations and other	67,969	32,989	18,832

Total Operating Revenues	$1,634,310	$1,491,579	$1,933,372


20. Security Pledged as Collateral

FWLLC issued $200,000 Notes in the public market, which bear interest at a fixed rate of 6.75% (the “6.75% Notes”). Holders of the 6.75% Notes due November 15, 2005 have a security interest in the stock and debt of FWLLC’s subsidiaries and on facilities owned by FWLLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the Senior Credit Facility. This security interest includes the stock and debt of the Company. The Term Loan and the obligations under the letter of credit facility (collectively approximately $184,700 at December 27, 2002) have priority to the 6.75% Notes in these assets while security interest of 6.75% Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.


Back to Contents

Foster Wheeler International Corporation and Subsidiaries Consolidated Financial Statements For the Three Years Ended December 27, 2002

Back to Contents

Report of Independent Auditors

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive(loss)/ income, of cash flows and of shareholder’s (deficit)/equity present fairly, in all material respects, the financial position of Foster Wheeler International Corporation and its subsidiaries (the “Company”), an indirect, whollyowned subsidiary of Foster Wheeler Ltd. (the “Parent”) at December 27, 2002 and December 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Parent will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Parent has incurred significant losses in each of the years in two-year period ended December 27, 2002 and has a shareholder deficit of $780,939,000 at December 27, 2002. The Parent has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, the Parent received waivers for covenant violations and ultimately negotiated new credit facilities, in August 2002. The Parent was unable to comply with certain debt covenants under the new credit facility agreement and therefore obtained an amendment of such agreement. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to generate cash flows from operations, assets sales and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the Parent maintaining credit facilities and bonding capacity adequate to conduct its business. The stock and debt of the Company has been pledged as collateral to the holders of the $200,000,000 Senior Notes issued by the Parent. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 25, 2003

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME
(in thousands of dollars)

	2002	2001	2000

Revenues:
Operating revenues	$1,634,310	$1,491,579	$1,933,372
Interest income (including $6,299 in 2002, $6,362 in 2001 and $10,038 in 2000 with affiliates)	11,278	12,427	18,166
Other income	35,814	41,746	39,020

Total Revenues	1,681,402	1,545,752	1,990,558

Costs and Expenses:
Cost of operating revenues	1,600,628	1,421,664	1,843,619
Selling, general and administrative expenses	70,296	82,565	91,991
Other deductions	30,256	10,154	13,597
Interest expense (including $5,899 in 2002, $6,239 in 2001 and $10,155 in 2000 to affiliates)	6,600	8,013	13,710

Total Costs and Expenses	1,707,780	1,522,396	1,962,917

(Loss)/earnings before income taxes	(26,378)	23,356	27,641
Provision for income taxes	9,529	17,417	9,592

Net (loss)/earnings	(35,907)	5,939	18,049
Other comprehensive(loss)/income:
Cumulative effect on prior years (to December 31, 2000) of a change in accounting principle for derivative instruments designated as cash flow hedges (net of tax benefit of $324 in 2001)	—	(602)	—
Change in net gain on derivative instruments designated as cash flow hedges (net of tax benefit of $4 in 2002 and $320 in 2001)	6	596	—
Change in accumulated translation adjustment during the year	31,503	(11,633)	(18,446)
Minimum pension liability adjustment (net of tax benefits
of $73,400 in 2002)	(170,303)	—	—

Comprehensive (loss)/income	$(174,701)	$(5,700)	$(397)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars)

	December 27, 2002	December 28, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$172,471	$121,054
Short-term investments	41	36
Accounts and notes receivable:
Trade	259,827	306,918
Other (including $26,322 in 2002 and $24,697 in 2001 with affiliates)	46,973	44,297
Intercompany notes	161	7,210
Contracts in process	60,423	69,972
Inventories	1,445	1,136
Prepaid, deferred and refundable income taxes	40,703	19,798
Prepaid expenses	7,848	7,378

Total current assets	589,892	577,799

Land, buildings and equipment	121,907	115,452

Less accumulated depreciation	89,754	82,881

Net book value	32,153	32,571

Restricted cash	30,169	—
Notes and accounts receivable - long-term	1,425	1,866
Intercompany notes receivable - long-term	25,883	20,718
Investment and advances	94,546	74,656
Prepaid pension cost and related benefit assets	—	103,164
Other assets	8,708	4,887
Deferred income taxes	69,381	6,708

TOTAL ASSETS	$852,157	$822,368

LIABILITIES AND SHAREHOLDER’S (DEFICIT)/EQUITY
Current Liabilities:
Current installments on long-term debt	$105	$-
Bank loans	13,266	14,454
Accounts payable (including $65,190 in 2002 and $50,218 in 2001 with affiliates)	192,485	200,039
Accrued expenses	83,138	65,140
Intercompany notes payable	18,944	27,426
Estimated costs to complete long-term contracts	227,092	176,626
Advance payments by customers	65,492	36,258
Income taxes	39,697	23,853

Total current liabilities	640,219	543,796

Long-term debt less current installments	319	—
Intercompany notes payable - long-term	134,372	129,283
Deferred income taxes	6,638	11,791
Pension, postretirement and other employee benefits	143,688	17,558
Other long-term liabilities and minority interest	69,883	66,217

TOTAL LIABILITIES	995,119	768,645

Shareholder’s (Deficit)/Equity:
Common stock, no par value 1,000 shares authorized 25 shares issued and outstanding	20	20
Capitalization of intercompany notes	(10,539)	10,859
Paid-in capital	2,351	2,351
Retained earnings	95,930	132,423
Accumulated other comprehensive loss	(230,724)	(91,930)

TOTAL SHAREHOLDER’S (DEFICIT)/EQUITY	(142,962)	53,723

TOTAL LIABILITIES AND SHAREHOLDER’S (DEFICIT)/EQUITY	$852,157	$822,368

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S (DEFICIT)/EQUITY
(in thousands of dollars)

	2002	2001	2000

Common Stock
Balance at beginning and end of year	$20	$20	$20

Capitalization of Intercompany Notes
Balance at beginning of year	10,859	(9,158)	(99,168)
Current year activity	(21,398)	20,017	90,010

Balance at end of year	(10,539)	10,859	(9,158)

Paid-in Capital
Balance at beginning and end of year	2,351	2,351	2,351

Retained Earnings
Balance at beginning of year	132,423	181,584	227,542
Net (loss)/earnings for the year	(35,907)	5,939	18,049
Dividends paid	(586)	(55,100)	(64,007)

Balance at end of year	95,930	132,423	181,584

Accumulated Other Comprehensive Loss
Balance at beginning of year	(91,930)	(80,291)	(61,845)
Cumulative effect on prior years (to December 31, 2000) of a change in accounting principle for derivative instruments designated as cash flow hedges (net of tax benefit of $324 in 2001)	—	(602)	—
Change in net loss on derivative instruments designated as cash flow hedges (net of tax benefit of $4 in 2002 and $320 in 2001)	6	596	—
Change in accumulated translation adjustment during the year	31,503	(11,633)	(18,446)
Minimum pension liability (net of tax benefits of $73,400 in 2002)	(170,303)	—	—

Balance at end of year	(230,724)	(91,930)	(80,291)

Total Shareholder’s (Deficit)/Equity	$(142,962)	$53,723	$94,506

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/earnings	$(35,907)	$5,939	$18,049
Adjustments to reconcile net (loss) / earnings to cash flows from operating activities:
Depreciation and amortization	9,917	10,667	13,632
Deferred tax	1,879	7,240	275
Net gain on asset sales	(3,506)	(11,081)	(11,655)
Equity earnings, net of dividends	(9,627)	(6,621)	(8,644)
Other noncash items	(6,084)	8,764	34,299
Changes in assets and liabilities:
Receivables	69,203	95,783	4,854
Contracts in process and inventories	12,932	18,915	(5,516)
Accounts payable and accrued expenses	(3,275)	(55,222)	10,471
Estimated costs to complete long-term contracts	35,669	(37,189)	(39,275)
Advance payments by customers	29,065	4,135	(1,137)
Income taxes	(5,024)	13,337	(22,371)

Net cash provided/(used) by operating activities	95,242	54,667	(7,018)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(30,169)	—	—
Capital expenditures	(7,085)	(8,953)	(27,269)
Proceeds from sale of properties	793	14,825	51,567
Decrease/(increase) in investments and advances	350	14,367	18,815
Decrease/(increase) in short-term investments	(5)	29	726

Net cash (used)/provided by investing activities	(36,116)	20,268	43,839

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalization of notes receivable	(21,398)	20,017	90,010
Dividends paid	(586)	(55,100)	(64,007)
Increase/(decrease) in notes payable to affiliates	8,512	(22,353)	(29,324)
Payments of long-term debt	(619)	—	(2,199)
Decrease/(increase) in bank loans	(2,133)	2,473	(24,146)

Net cash (used)/provided by financing activities	(16,224)	(54,963)	(29,666)

Effect of exchange rate changes on cash and cash equivalents	8,515	(10,551)	4,041

INCREASE IN CASH AND CASH EQUIVALENTS	51,417	9,421	11,196
Cash and cash equivalents at beginning of year	121,054	111,633	100,437

CASH AND CASH EQUIVALENTS AT END OF YEAR	$172,471	$121,054	$111,633

Cash paid during the year for:
Interest	$4,871	$7,844	$9,663
Income taxes	$6,669	$12,527	$29,725

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

1. Nature of Operations and Relationship to Foster Wheeler Ltd. and Subsidiaries

Foster Wheeler International Corporation and Subsidiaries (the “Company”) is a wholly owned subsidiary of Foster Wheeler International Holdings, Inc., which is an indirectly wholly owned subsidiary of Foster Wheeler Ltd. The principal operations of the Company are to design, engineer, and construct petroleum processing facilities (upstream and downstream), chemical, petrochemical, pharmaceutical and natural gas liquefaction (LNG) facilities, and related infrastructure, including power generation and distribution facilities, production terminals and pollution control equipment. The Company operates primarily outside of the United States with operations in the United Kingdom, Italy, France, Turkey, Spain, Singapore, Thailand, Malaysia, South Africa, and Canada.

The Company has transactions and relationships with Foster Wheeler Ltd. and its affiliates. The financial position, results of operations, and cash flows of the Company have been impacted by these transactions and relationships as discussed on notes 2, 18 and 20.

2. Liquidity and Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as Foster Wheeler Ltd. maintaining credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and has a shareholder deficit of $780,939 at December 27, 2002. Foster Wheeler Ltd. has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, Foster Wheeler Ltd. received waivers of covenant violations and ultimately negotiated new credit facilities, in August 2002. While management believes its operating plans, if met, are sufficient to assure compliance with the terms of its new debt agreements, as amended, there is no assurance that Foster Wheeler Ltd. will do so during 2003. These matters raise substantial doubt about Foster Wheeler Ltd.’s and the Company’s ability to continue as a going concern. Foster Wheeler Ltd.’s plans in regard to these matters are described below.

In August 2002, Foster Wheeler Ltd. finalized a Senior Credit Facility with its lender group. This facility, including a $71,000 term loan, a $69,000 revolving credit facility, and a $149,000 letter of credit facility, expires on April 30, 2005. This facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and 66% of the stock of the first-tier foreign subsidiaries. The facility has no scheduled repayments prior to maturity on April 30, 2005. The facility requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. Foster Wheeler Ltd. retains the first $77,000 of such amounts and also retains a 50% share of the balance. The financial covenants in the facility commence at the end of the first quarter 2003 and include a senior leverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) level as described in the agreement, as amended. With the sale of Foster Wheeler Environmental Corporation on March 7, 2003, cumulative sales proceeds received, as defined in the agreement, approximate $75,000.

Amendment No. 1 to the Credit Agreement, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pre-tax charges recorded by Foster Wheeler Ltd. in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. In the 4th quarter 2002, $11,000 of the contingency risks were favorably resolved, and additional project reserves were established for $19,000 leaving a contingency balance of $33,000.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Liquidity and Going Concern — (Continued)

Amendment No. 2 to the Credit Agreement, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, Foster Wheeler Ltd. made a prepayment of principal in the aggregate amount of $10,000.

Due to Foster Wheeler Ltd.’s significant leverage, management is reviewing various options to restructure its balance sheet. Although no definitive plans have been finalized at this point, such options may include, among other things, debt for equity exchanges, debt for debt exchanges, equity for equity exchanges, and additional asset sales. There can be no assurances, however, that Foster Wheeler Ltd. can successfully effect any of the foregoing.

During the third quarter of 2002, Foster Wheeler Ltd. also completed a receivables financing arrangement of up to $40,000. The funding available to Foster Wheeler Ltd. is dependent on the amount and characteristics of the domestic receivables. The amount available to Foster Wheeler Ltd. fluctuates daily, but Foster Wheeler Ltd. estimates that approximately $15,000 to $20,000 will be available during 2003. This financing arrangement expires in August 2005 and is subject to covenant compliance. The financial covenants commence at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding. As of December 27, 2002, Foster Wheeler Ltd. had $0 borrowings outstanding under this facility.

Foster Wheeler Ltd. initiated a comprehensive plan to enhance cash generation and to improve profitability during 2002. Management’s comprehensive plan to address Foster Wheeler Ltd.’s domestic liquidity issues included generating approximately $150,000 from asset sales, collection of receivables and resolving disputed claims through the end of the first quarter 2003, and an additional $40,000 over the following six months. As of December 27, 2002, Foster Wheeler Ltd. generated approximately $60,000 through these efforts, and with the sale of the operating business of Foster Wheeler Environmental Corporation on March 7, 2003, an additional $80,000 has been generated. An additional $10,000 has also been received through more efficient working capital management. The $40,000 is still expected to be received from asset sales and claims recoveries over the course of the year 2003. Management forecasts that the cash on hand, together with cash from operations, asset sales, collection of receivables and claims recoveries will be sufficient to fund Foster Wheeler Ltd.’s working capital needs through the first quarter of 2004. Failure by Foster Wheeler Ltd. to achieve its forecast could have a material adverse effect on Foster Wheeler Ltd.’s and the Company’s financial condition.

3. Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements have been prepared based on accounting principles generally accepted in the United States of America and include the accounts of Foster Wheeler International Corporation and all significant domestic and foreign subsidiary companies. All significant intercompany transactions and balances have been eliminated.

The Company’s fiscal year is the 52- or 53- week annual accounting period ending the last Friday in December for domestic companies and December 31 for foreign companies. For domestic companies, the years 2002, 2001 and 2000 included 52 weeks.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, and contingencies, among others. At December 27, 2002, December 28, 2001 and December 29, 2000, the Company has recorded commercial claims of $0, $50,200 and $52,700 respectively. The 2002 decreases in recorded claims resulted from the collection of $6,500 and provision established for the outstanding balance of commercial claims. The Company revised its estimates in 2002 of claim revenues to reflect recent adverse recovery experience, management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company.

Revenue Recognition on Long-term Contracts — Revenues and profits on long term fixed price contracts are recorded under the percentage of completion method. Progress towards completion is measured using the cost to cost method, the efforts expended method or variations thereof. These methods are applied consistently to all contracts having similar characteristics in similar circumstances. Under the cost to cost method, revenues and profits are recognized based on the ratio that costs incurred bear to total estimated costs. Under the efforts expended method, revenue and profits are recognized based on the ratio that incurred labor hours bear to total estimated labor hours. Variations of these two methods are used on multiyear contracts that require significant engineering effort and multiple delivery of units. These methods are subject to physical verification of actual progress towards completion.

Revenues and profits on costs reimbursable contracts are recorded as the costs are incurred. The Company includes flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when the Company is responsible for the engineering specifications and procurement for such costs.

Contracts in progress are stated at cost increased for profits recorded on the completed efforts or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances are presented as “estimated costs to complete long-term contracts.”

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

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of approximately $172,000 are maintained by foreign subsidiaries as of December 27, 2002. These subsidiaries require a substantial portion of these funds to support their liquidity and working capital needs. Accordingly, these funds may not be readily available for repatriation.

Restricted Cash — Restricted cash consists of approximately $30,200 at December 27, 2002, that the Company was required to deposit to collateralize letters of credit and bank guarantees.

Short-term Investments — Short-term investments consist primarily of bonds of foreign governments and are classified as available for sale under Financial Accounting Standards Board (“FASB”) Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Realized gains and losses from sales are based on the specific identification method. For the years ended 2002, 2001 and 2000, the investment balances and realized and unrealized gains and losses were immaterial.

Trade Accounts Receivable — In accordance with terms of long-term contracts, certain percentages of billings are withheld by customers until completion and acceptance of the contracts. Final payments of all such amounts withheld, which might not be received within a one-year period, are indicated in Note 5. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets. Trade accounts receivable are continually evaluated in accordance with corporate policy. Provisions are established on a project specific basis when there is an issue associated with the client’s ability to make payments or there are circumstances where the client is not making payment due to contractual issues. Customer payment history within the various markets served and general economic trends are also evaluated when considering the necessity of a provision.

Accounts and Notes Receivable Other — Accounts receivable and notes receivable other consist primarily of receivables from affiliated companies of $26,322 at December 27, 2002, and $24,697 at December 28, 2001, and foreign refundable value-added tax.

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

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement was effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement was not material to the Company.

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses the accounting for long-lived assets to be disposed of by sale and resolves significant implementation issues relating to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The provisions of this statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company’s results of operations and financial position were not affected by the initial adoption of this statement.

Investments and Advances — The Company uses the equity method of accounting for investment ownership of between 20% and 50% in affiliates unless significant economic considerations indicate that the

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

cost method is appropriate. Investment ownership of less than 20% in affiliates is carried at cost. Currently, all of the Company’s significant investments in affiliates are recorded using the cost method.

Income Taxes — Income tax expense in the Company’s statements of operations has been calculated on a separate company basis for its subsidiaries that file tax returns in their foreign jurisdictions. Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Provision is made for Federal income taxes which may be payable on foreign subsidiary earnings to the extent that the Company anticipates they will be remitted. Unremitted earnings of foreign subsidiaries which have been, or are intended to be, permanently reinvested (and for which no Federal income tax has been provided) aggregated $243,790 as of December 27, 2002. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

Foreign Currency — Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and income and expenses and cash flows at monthly weighted-average rates.

	2002	2001	2000

Cumulative translation adjustment at beginning of year	$(91,924)	$(80,291)	$(61,845)
Current year foreign currency adjustment	31,503	(11,633)	(18,446)

Cumulative translation adjustment at end of year	$(60,421)	$(91,924)	$(80,291)

	2002	2001	2000

Foreign currency transaction gains	$3,300	$8,700	$5,700
Foreign currency transaction gains, net of tax	2,100	5,700	3,700

The Company enters into foreign exchange contracts in its management of foreign currency exposures related to commercial contracts. Changes in the fair value of derivative contracts that qualify as designated cash flow hedges are deferred until the hedged forecasted transaction affects earnings. Amounts receivable (gains) or payable (losses) under foreign exchange hedges are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133. At December 27, 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded in the year ended December 31, 2002 an after-tax gain on derivative instruments of approximately $1,768.

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method.

Stock Option Plans —Foster Wheeler Ltd. has fixed option plans which reserve shares of common stock for issuance to executives, key employees, and directors. Employees of the Company participate in these plans. Foster Wheeler Ltd. and the Company have adopted the disclosure-only provision of the SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Based Compensation – Transition and Disclosure.” Accordingly, no compensation cost has been recognized by the Company relating to these stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2002, 2001, and 2000 consistent with the provisions of SFAS No. 123, the Company’s net (loss)/earnings would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

Net (loss)/earnings - as reported	$(35,907)	$5,939	$18,049

Net (loss)/earnings - pro forma	$(36,492)	$5,617	$17,863

The assumption regarding the stock options issued in 2002, 2001, and 2000 was that 100% of such options vested in the year of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000

Dividend yield	0.00%	1.36%	3.18%
Expected volatility	83.62%	79.20%	59.20%
Risk-free interest rate	2.90%	4.23%	6.46%
Expected life (years)	5.0	5.0	5.0

Under Foster Wheeler Ltd.’s 1995 Stock Option Plan approved by that company’s shareholders in April 1995 and amended in April 1999 and May 2002, the total number of shares of common stock that may be granted is 5,300,000.

These plans provide that shares granted be issued from Foster Wheeler Ltd.’s authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after ten years from the date of grant.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Information regarding these option plans for the years 2002, 2001, and 2000 is as follows (presented in actual number of shares):

	2002		2001		2000

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	661,933	$17.64	508,933	$21.42	435,183	$23.60
Options exercised	—		(24,000)	9.56	—	—
Options granted	811,090	1.64	177,000	5.69	79,000	9.00
Options cancelled or expired	(7,250)	10.86	—	—	(5,250)	15.06

Options outstanding, end of year	1,465,773	$8.83	661,933	$17.64	508,933	$21.42

Option price range at end of year	$1.64 - $42.1875		$5.6875 - $42.1875		$9.00 - $42.1875
Option price range for exercised shares			$9.00 - $13.50
Options available for grant at end of year	445,069		430,180		1,029,180

Weighted-average fair value of options granted during the year	$1.11		$2.80		$3.63
Options exercisable at end of year	654,683		484,933		429,933
Weighted-average exercise price of exercisable options at end of year	$17.73		$22.01		$23.70

The following table summarizes information about fixed-price stock options outstanding as of December 27, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/27/02	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/27/02	Weighted- Average Exercise Price

$29.75	61,600	3 years	$29.75	61,600	$29.75
42.1875	14,583	4 years	42.19	14,583	42.19
36.9375	65,000	5 years	36.94	65,000	36.94
13.00	91,000	6 years	27.63	91,000	27.63
13.50 to 15.062	191,250	7 years	14.30	191,250	14.30
9.00	58,000	8 years	9.00	58,000	9.00
5.6875	173,250	9 years	5.69	173,250	5.69
1.64	811,090	10 years	1.64	—	—

1.64 to 42.1875	1,465,773			654,683

Recent Accounting Developments — In June 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds previous statements regarding the extinguishment of debt and amends SFAS No. 13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale/leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale/leaseback transactions. The provisions of SFAS 145 related to the extinguishment of debt are to be applied to fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002. The adoption of this new standard will not impact the Company.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires liabilities associated with an exit or disposal activity be recognized at fair value when the liability is incurred. This contrasts with existing accounting requirements, under which liabilities for exit or disposal activities are recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, although early adoption is permitted. The Company implemented SFAS 146 in the fourth quarter of 2002 and there was no impact on the Company.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded.

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

The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company in its 2002 consolidated financial statements has implemented the disclosure requirements of this interpretation.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosures, in both interim and annual financial statements, about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

provisions of this standard relating to the fair value measurements do not affect the Company as it accounts for stock-based employee compensation under the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” as permitted under SFAS 123. The Company in its 2002 consolidated financial statements has implemented the disclosure requirements of this standard.

4. Research and Development

For the years 2002, 2001, and 2000, approximately $500, $1,800 and $2,000 respectively, were spent on Company-sponsored research activities. During the same periods, approximately $2,300, $2,400 and $3,100, respectively, were spent on customer-sponsored research activities.

5. Accounts and Notes Receivable - Trade

The following tabulation shows the components of trade accounts and notes receivable:

	2002	2001

From long-term contracts:
Amounts billed due within one year	$163,060	$178,273
Retention - Billed:
Estimated to be due in:
2002	—	10,233
2003	18,574	2,243
2004	5,702	—

Total billed	24,276	12,476

Retention - Unbilled:
Estimated to be due in:
2002	—	109,610
2003	86,497	9,537
2006	4	—

Total unbilled	86,501	119,147

Total retentions	110,777	131,623

Total receivables from long-term contracts	273,837	309,896
Other trade accounts and notes receivable	389	10

Gross Trade Accounts and Notes Receivable	274,226	309,906
Less, allowance for doubtful accounts	14,399	2,988

Net Trade Accounts and Notes Receivable	$259,827	$306,918

Provisions for non-payments of customer balances are normally addressed within the overall profit calculation of the contracts and are not specifically covered by allowances for doubtful accounts. As a result, the amount considered to be in the receivable qualifying account (allowance for doubtful accounts) does not represent the full allowance.

Unbilled amounts are billed in accordance with contract provisions which include monthly, milestone and other billing criteria.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

5. Accounts and Notes Receivable - Trade — (Continued)

Changes in the allowance for doubtful accounts during the periods ended December 2002, 2001 and 2000 are presented below.

	2002	2001	2000

Balance at beginning of year	$2,988	$3,347	$1,354
Additions charged to expense	19,019	1,207	708
(Deductions)/amounts recovered	(7,608)	(1,566)	1,285

Balance at end of year	$14,399	$2,988	$3,347

The additions charged to expense are included in other deductions on the consolidated statement of operations and comprehensive (loss)/income.

6. Contracts in Process and Inventories

The following tabulation shows the elements included in contract in process as related to long-term contracts:

	2002	2001

Contracts in Process
Costs plus accrued profits less earned revenues
on contracts currently in process	$60,423	$74,259
Less, progress payments	—	4,287

Net	$60,423	$69,972

Costs of inventories are shown below:

	2002	2001

Inventories
Materials and supplies	$1,222	$804
Finished goods	223	332

	$1,445	$1,136

7. Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	2002	2001

Land and land improvements	$328	$290
Buildings	21,831	23,385
Equipment	99,681	91,517
Construction in progress	67	260

	$121,907	$115,452

Depreciation expense for the years 2002, 2001, and 2000 was $9,770, $10,613, and $13,597, respectively.

8. Advances, Investments and Equity Interests

The Company owns a non-controlling equity interest in two energy projects and one waste-to-energy project; all are located in Italy. Two of the projects are each 42% owned while the third is 49% owned by the

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

8. Advances, Investments and Equity Interests — (Continued)

Company. Following is summarized financial information for the Company’s equity affiliates combined, as well as the Company’s interest in the affiliates.

	2002	2001

Balance Sheet Data:
Current assets	$79,569	$74,404
Other assets (primarily buildings and equipment)	344,993	311,584
Current liabilities	19,429	11,137
Other liabilities (primarily long-term debt)	344,148	329,030

Net assets	$60,985	$45,821

For the year ended	2002	2001

Total revenues	$168,421	$156,639
Income before taxes	31,013	21,290
Net earnings	$17,303	$11,627

As of December 27, 2002, the Company’s share of the net earnings and investment in the equity affiliates totaled $7,334 and $25,447, respectively. The Company has guaranteed certain performance obligations of such projects. The Company’s average contingent obligations under such guarantees are approximately $1,400 per year in total for the three projects.

The undistributed retained earnings of the Company’s equity investees amounted to $17,000 and $12,000 at December 27, 2002 and December 28, 2001.

Additionally, at December 27, 2002 the Company holds investments in unconsolidated affiliates of $47,958 and made advances of $21,141 to its third- party equity investees.

9. Bank Loans

The approximate weighted average interest rates on borrowings outstanding at the end of 2002 and 2001 were 4.14% and 4.49%, respectively.

The Company had unused lines of credit for short-term bank borrowings of $1,541 at the end of 2002.

Interest costs incurred in 2002, 2001, and 2000 were $702, $1,774 and $3,554, respectively.

10. Income Taxes

The components of (loss)/earnings before income taxes for the years 2002, 2001 and 2000 were taxed under the following jurisdictions:

	2002	2001	2000

Domestic	$13,847	$7,212	$(23,228)
Foreign	(40,225)	16,144	50,869

Total	$(26,378)	$23,356	$27,641

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Income Taxes — (Continued)

The provision/(benefit) for income taxes on those (loss)/earnings was as follows:

	2002	2001	2000

Current tax (benefit)/expense:
Domestic	$1,646	$213	$22
Foreign	10,471	14,382	16,005

Total current	12,117	14,595	16,027

Deferred tax (benefit)/expense:
Domestic	—	—	—
Foreign	(2,588)	2,822	(6,435)

Total deferred	(2,588)	2,822	(6,435)

Total provision for income taxes	$9,529	$17,417	$9,592

Deferred tax liabilities (assets) consist of the following:

	2002	2001	2000

Net operating loss carryforwards	$(29,146)	$(27,177)	$(24,244)
Valuation allowance	36,324	21,970	18,617
Fixed assets and operating leases	(27,605)	(19,973)	(20,046)
Pension	(38,603)	29,742	28,485
Other	(644)	(1,596)	(910)
Difference between book and tax recognition of income	580	157	(224)
Tax credit carryforwards	(5,097)	(535)	(2,365)
Contract and bonus reserve	(17,500)	(10,036)	(9,583)

Net deferred tax assets	$(81,691)	$(7,448)	$(10,270)

Tax credit carryforwards were generated in foreign subsidiaries and are not subject to expiration. As reflected above, the Company has recorded various deferred tax assets. Realization is dependent on generating sufficient taxable income. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. The valuation allowance increased by $14,354 and $3,353 in 2002 and 2001, respectively. Such increase is required under FASB 109, “Accounting for Income Taxes,” when there is an evidence of losses from domestic and foreign operations in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided in the current year do not begin expiring until 2020 and beyond, based on the current tax laws.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Income Taxes — (Continued)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to (loss)/earnings before income taxes, as a result of the following:

	2002	2001	2000

Tax provision/(benefit) at U.S.statutory rate	(35.0%)	35.0%	35.0%
Permanent differences/non-deductible expenses	94.7	6.3	13.9
AMT	4.6	0.9	—
Valuation allowance	54.7	14.4	0.5
Foreign rate differential	(6.1)	16.9	(1.5)
Foreign tax credit utilized	(81.1)	—	—
Fixed assets	—	—	(14.2)
Other	4.3	1.1	1.0

	36.1%	74.6%	34.7%

11. Pensions, Postretirement and Other Employee Benefits

Pension Benefits — The Company’s subsidiaries in the United Kingdom and Canada have pension plan which cover all full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation. At December 27, 2002, the Company recognized a cumulative minimum liability in its consolidated financial statements for the underfunded amount of $243,721 pre-tax, resulting in an after-tax charge to Other Comprehensive (Loss)/ Income of $170,303. As of December 27, 2001, the Company had prepaid costs of $103,164. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

11. Pensions, Postretirement and Other Employee Benefits — (Continued)

The following chart contains the disclosures for pension benefits for the years 2002, 2001 and 2000.

	Pension Benefits

	2002	2001

Projected Benefit Obligation (PBO)
PBO at beginning of period	$352,316	$330,017
Service cost	12,374	11,248
Interest cost	20,502	18,356
Plan participants contributions	5,690	4,004
Plan amendments	3,091	1,535
Actuarial loss	73,212	4,209
Benefits paid	(16,810)	(16,303)
Special termination benefits/other	(1,291)	(432)
Foreign currency exchange rate changes	38,649	(318)

PBO at end of period	487,733	352,316

Plan Assets
Fair value of plan assets at beginning of period	324,106	358,034
Actual return on plan assets	(45,489)	(24,093)
Employer contributions	24,757	6,897
Plan participant contributions	5,690	4,004
Benefits paid	(16,810)	(16,303)
Other	(8,805)	(416)
Foreign currency exchange rate changes	26,827	(4,017)

Fair value of plan assets at end of period	310,276	324,106

Funded Status
Funded Status	(177,457)	(28,210)
Unrecognized net actuarial loss/(gain)	286,824	121,292
Unrecognized prior service cost	11,305	10,082
Adjustment for the minimum liability	(243,721)	—

Prepaid (accrued) benefit cost	(123,049)	103,164

	Pension Benefits

	2002	2001	2000

Net Periodic Benefit Cost
Service cost	$12,374	$11,248	$12,140
Interest cost	20,502	18,356	18,852
Expected return on plan assets	(25,757)	(31,311)	(33,497)
Amortization of transition asset	63	64	74
Amortization of prior service cost	1,352	1,029	1,594
Recognized actuarial loss/(gain) other	8,340	2,243	(377)

Total SFAS No. 87 net periodic pension cost	$16,874	$1,629	$(1,214)

Weighted-Average Assumptions
Discount rate	5.75%	5.75%	5.75%
Long-term rate of return	8.00%	9.00%	9.00%
Salary scale	4.00%	4.00%	4.00%

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

11. Pensions, Postretirement and Other Employee Benefits — (Continued)

Other Employee Benefits — The Company’s subsidiaries in Italy participate in a government mandated indemnity program for its employees. Accordingly, the Company accrues one month’s salary per employee for each year of the employee’s service, payable when the employee leaves the Company. In 2002, 2001 and 2000, the Company recorded an expense of approximately $3,300, $3,200, and $3,400, respectively. A liability of $20,639 in 2002 and $17,558 in 2001 related to the Company’s obligation in connection with this program is included in pension, postretirement and other employee benefits obligation on the consolidated balance sheet.

12. Sale/leaseback Transactions

The Company entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the U.K. in 1999. In connection with these transactions, the Company recorded deferred gains which are being amortized to income over the term of the respective leases. The amortization was $3,197, $3,080, and $2,777 for the years ended 2002, 2001, and 2000, respectively. As of December 27, 2002 and December 28, 2001, the balance of the deferred gains was $69,540, and $65,627, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheet. The year-over-year increase in the deferred gain balance was primarily due to a change in foreign currency translation rates.

13. Operating Leases

The Company and certain of its subsidiaries are obligated under other operating lease agreements primarily for office space. Rental expense for these leases totaled $16,084 in 2002, $16,481 in 2001, and $17,458 in 2000. Future minimum rental commitments on non- cancelable leases are as follows:

Fiscal year:
2003	$15,148
2004	15,014
2005	14,853
2006	12,786
2007	11,855
Thereafter	146,594

$216,250

14. Derivative Financial Instruments

The Company’s activities expose it to risks related to the effect of changes in the foreign-currency exchange rates. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133. At December 27, 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded in the year ended December 27, 2002 a $2,721 pre-tax net gain on derivative instruments which is recorded as a reduction in cost of operating revenues on the consolidated statement of operations and comprehensive(loss)/ income. The Company is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated A or better by Standard & Poor’s or A2 or better by Moody’s. As of December 27, 2002, approximately $104,089 was owed to the Company by counterparties and $26,059 was owed by the Company to counterparties. A $6 net of tax loss was recorded in other comprehensive income as of December 28, 2001. This amount was reclassified to earnings in 2002 as the Company no longer qualified for deferral under SFAS No. 133.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

14. Derivative Financial Instruments — (Continued)

The maximum term over which the Company is hedging exposure to the variability of cash flows is twenty-four months.

A reconciliation of current period changes, net of applicable income taxes, in accumulated other comprehensive income relating to derivatives qualifying as cash flow hedges are as follows:

Balance as of December 28, 2001	$(6)
Reclassification to earnings	6

Balance at December 27, 2002	$—

15. Warranty Reserves

The Company provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

Balance as of December 28, 2001	$18,100
Accruals	13,100
Settlements	(1,500)
Adjustments to provisions	(4,000)

Balance as of December 27, 2002	$25,700

16. Litigation and Uncertainties

In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment or plant construction and seeking resulting alleged damages. Additionally, the Company evaluates its non-contract exposures and records accruals as necessary. Based on its knowledge of the facts and circumstances relating to the Company’s liabilities, if any, and to its insurance coverage, management of the Company believes that the disposition of such suits will not result in material charges against assets or earnings materially in excess of amounts previously provided in the accounts. During 2002, approximately $5,000 was accrued related to exposures. This charge was recorded in other deductions on the consolidated statement of operations and comprehensive (loss)/income.

The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings cannot be estimated with certainty.

17. Financial Instruments and Risk Management

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values:

Cash and Short-term Investments — All investments are considered available for sale and the carrying amount approximates fair value because of the short-term maturity of these instruments.

Long-term Debt — The fair value of the Company’s third-party long-term debt (including current installments) is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. It is not practicable to estimate the fair value of the Company’s intercompany debt as there is no market for this type of debt instrument.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

17. Financial Instruments and Risk Management — (Continued)

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

Carrying Amounts and Fair Values — The estimated fair values of the Company’s financial instruments are as follows:

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$172,512	$172,512	$121,090	$121,090
Restricted cash	30,169	30,169	—	—
Third-party long-term debt	424	424	—	—
Intercompany notes receivable - current	161	—	7,210	—
Intercompany notes receivable - long-term	25,883	—	20,718	—
Intercompany notes payable - current	18,944	—	27,426	—
Intercompany notes payable - long-term	134,372	—	129,283	—
Derivatives:
Foreign currency contracts	2,721	2,721	(10)	(10)

In the ordinary course of business, the Company is contingently liable for performance under letters of credit and bank guarantees totaling $263,654 and $200,444 as of December 27, 2002 and December 28, 2001, respectively. In the Company’s past experience, no material claims have been made against these financial instruments. Management of the Company does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

As of December 27, 2002, the Company had $130,148 of foreign currency contracts outstanding. These foreign currency contracts mature between 2003 and 2004. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

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

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

18. Related Party Transactions

The Company enters into long-term contracts as a subcontractor and/or performs subcontract work for certain Foster Wheeler affiliates. Included in the consolidated statement of operations and comprehensive (loss)/income for 2002, 2001 and 2000 related to these contracts and intercompany borrowings is the following:

	2002	2001	2000

Operating revenues	$12,014	$16,632	$13,950
Cost of operating revenues	25,965	46,284	55,625
Interest income	6,299	6,362	10,038
Interest expense	5,899	6,239	10,155

Costs incurred by Foster Wheeler Ltd. and certain of its affiliates on behalf of the Company are charged to the Company through a management fee. These fees represent management’s estimation of a reasonable allocation of the Company’s share of such costs. These costs, plus royalty fees, are included in costs and expenses and totaled $24,199, $15,925 and $19,666 in 2002, 2001 and 2000, respectively.

Included in the consolidated balance sheet for 2002 and 2001 related to long-term contract activity and intercompany borrowings with Foster Wheeler affiliates is the following:

	2002	2001

Accounts and notes receivable - other	$26,322	$24,697
Intercompany notes receivable	26,044	27,928
Accounts payable	65,190	50,218
Intercompany notes payable	153,316	156,709

Also reflected in the consolidated balance sheet, due to the uncertainty of collection based on the going concern issues addressed in Note 2, the Company reduced intercompany notes receivable and charged shareholder’s (deficit)/equity for its notes receivable from U.S. affiliates. The year-over-year change is reflected in the Consolidated Statement of Changes in Shareholder’s (Deficit)/Equity and the Consolidated Statement of Cash Flows. The impact on shareholder’s deficit was a reduction of $10,539 and an increase of $10,859 at December 27, 2002, and December 28, 2001, respectively.

Additionally, at December 27, 2002 the Company holds investments in unconsolidated affiliates of $47,433 at cost.

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 27, 2002, December 28, 2001, and December 29, 2000.

19. Business Segments — Data

The business of the Company and its subsidiaries falls within two business segments. THE ENGINEERING AND CONSTRUCTION (“E&C”) GROUP designs, engineers and constructs petroleum, chemical, petrochemical and alternative-fuels facilities and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment, water treatment facilities and process plants for the production of fine chemicals, pharmaceuticals, dyestuffs, fragrances, flavors, food additives and vitamins. Also, the E&C Group provides a broad range of environmental remediation services, together with related technical, design and regulatory services. THE ENERGY GROUP designs, manufactures and erects steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized-bed and conventional boilers firing coal, oil, gas, biomass and other municipal solid waste, waste wood and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOX burners. Site services

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

19. Business Segments — Data — (Continued)

related to these products encompass plant erection, maintenance engineering, plant upgrading and life extension and plant repowering. The Energy Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics as well as facilities for the process and petrochemical industries.

The Company conducts its business on a global basis. The E&C Group accounted for the largest portion of the Company’s operating revenues and operating income over the last ten years. In 2002, the E&C Group accounted for approximately 90% of the operating revenues. The geographic dispersion of these operating revenues was as follows: 44% Europe, 25% Asia, 16% Middle East, 5% South America and 10% other. The Energy Group accounted for 10% of the operating revenues of the Company. The geographic dispersion of these operating revenues was as follows: 68% North America, 14% Europe,11% Middle East, and 7% South America.

Earnings of segments represent revenues less expenses attributable to that group or geographic area where the operating units are located. Revenues between business segments are shown in the elimination column.

No single customer represented 10% or more of operating revenues for 2002, 2001, or 2000.

Identifiable assets by group are those assets that are directly related to and support the operations of each group.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

19. Business Segments — Data — (Continued)

Summary financial information concerning the Company’s reportable segments is shown in the following table:

	Total	Engineering and Construction Group	Energy Group	Eliminations

2002

Revenues	$1,681,402	$1,507,064	$175,445	$(1,107)
Interest income(1)	11,278	10,305	1,481	(508)
Interest expense(1)	6,600	7,096	12	(508)
Loss before income taxes(2) (3)	(26,378)	(20,719)	(5,659)	—
Income taxes/(benefits)	9,529	10,049	(520)	—
Net loss	(35,907)	(30,768)	(5,139)	—
Identifiable assets	851,633	850,298	92,914	(91,579)
Capital expenditures	7,085	6,673	412	—
Depreciation and amortization	9,917	8,874	1,043	—

2001

Revenues	$1,545,752	$1,359,564	$186,656	$(468)
Interest income(1)	12,427	11,112	1,507	(372)
Interest expense(1)	8,013	8,064	321	(372)
(Loss)/earnings before income taxes(4)	23,356	31,334	(7,978)	—
Income taxes/(benefits)	17,417	21,302	(3,885)	—
Net (loss)/earnings	5,939	10,032	(4,093)	—
Identifiable assets	821,844	723,514	178,253	(79,923)
Capital expenditures	8,953	7,621	1,332	—
Depreciation and amortization	10,667	9,612	1,055	—

2000

Revenues	$1,990,558	$1,863,236	$130,800	$(3,478)
Interest income(1)	18,166	17,378	1,178	(390)
Interest expense(1)	13,710	13,560	540	(390)
Earnings before income taxes	27,641	22,092	5,549	—
Income taxes/(benefits)	9,592	7,480	2,112	—
Net earnings	18,049	14,612	3,437	—
Identifiable assets	952,651	800,818	172,934	(21,101)
Capital expenditures	27,269	26,178	1,091	—
Depreciation and amortization	13,632	12,663	969	—

(1)	Includes intercompany interest charged on outstanding intercompany borrowings.

(2)	Includes in 2002, revaluation of contract estimates and provisions for uncollectible receivables of $65,300 ($60,500 after tax): E&C Group $60,000, Energy Group $5,000.

(3)	Includes in 2002, $6,000 ($5,700 net of tax) accrual for legal settlements and development cost in the E&C Group.

(4)	Includes in 2001, contract write-downs of $35,500 ($23,100 after-tax): E&C Group $24,000, Energy Group $11,500.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

19. Business Segments — Data — (Continued)

	2002	2001	2000

Equity earnings in unconsolidated subsidiaries were as follows:
Engineering and Construction Group	$7,334	$4,433	$6,719
Energy Group	—	—	—

Total	$7,334	$4,433	$6,719

Geographic Concentration
Revenues:
United States	$7,580	$13,438	$17,383
Europe	1,534,263	1,401,440	1,889,129
Canada	139,559	130,874	84,046

Total	$1,681,402	$1,545,752	$1,990,558

Long-lived assets:
United States	$276	$(841)	$118
Europe	124,388	105,612	118,900
Canada	1,537	1,958	1,511

Total	$126,201	$106,729	$120,529

Revenues and long-lived assets are based on the country in which the contracting subsidiary is located.

Operating revenues by industry segment for the three years ending December 2002 were as follows:

	2002	2001	2000

Power	$281,887	$191,702	$186,030
Oil and gas/refinery	697,024	653,888	1,115,476
Pharmaceutical	383,101	431,677	270,590
Chemical	154,014	174,482	309,024
Environmental	50,315	6,841	33,420
Eliminations and other	67,969	32,989	18,832

Total Operating Revenues	$1,634,310	$1,491,579	$1,933,372

20. Security Pledged as Collateral

Foster Wheeler LLC (“FWLLC”) issued $200,000 Notes in the public market, which bear interest at a fixed rate of 6.75% (the “6.75% Notes”). Holders of the 6.75% Notes due November 15, 2005 have a security interest in the stock and debt of FWLLC’s subsidiaries and on facilities owned by FWLLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the Senior Credit Facility. This security interest includes the stock and debt of the Company. The Term Loan and the obligations under the letter of credit facility (collectively approximately $184,700 at December 27, 2002) have priority to the 6.75% Notes in these assets while security interest of 6.75% Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES Consolidated Financial Statements For the three years ended December 31, 2002

Back to Contents

Report of Independent Auditors

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive (loss)/income, of cash flows and of shareholder’s deficit present fairly, in all material respects, the financial position of Foster Wheeler Europe Limited and its subsidiaries (the “Company”), an indirect, wholly owned subsidiary of Foster Wheeler Ltd. (the “Parent”) at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and has a shareholder deficit of $780,939,000 at December 27, 2002. The Parent has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, the Parent received waivers for covenant violations and ultimately negotiated new credit facilities, in August 2002. The Parent was unable to comply with certain debt covenants under the new credit facility agreement and therefore obtained an amendment of such agreement. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to generate cash flows from operations, assets sales and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the Parent maintaining credit facilities and bonding capacity adequate to conduct its business. The stock and debt of the Company has been pledged as collateral to the holders of the $200,000,000 Senior Notes issued by the Parent. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey

March 25, 2003

Back to Contents

Foster Wheeler Europe Limited and Subsidiaries
Consolidated Statement of Operations and Comprehensive (Loss)/Income
(in thousands of dollars)

	For the Year Ended December 31,

	2002	2001	2000

Revenues:
Operating revenues	$1,421,443	$1,218,999	$1,682,492
Interest income (including $7,084 in 2002, $6,370 in 2001 and $6,376 in 2000 with affiliates)	11,674	11,567	13,759
Other income	25,663	29,906	33,332

Total Revenues	1,458,780	1,260,472	1,729,583

Costs and Expenses:
Cost of operating revenues	1,399,219	1,152,513	1,615,088
Selling, general and administrative expenses	63,804	61,312	64,413
Other deductions	22,004	3,959	5,108
Minority interest	—	(19)	5
Interest expense (including $22,558 in 2002, $24,951 in 2001 and $4,505 in 2000 with affiliates)	23,248	26,406	7,693

Total Costs and Expenses	1,508,275	1,244,171	1,692,307

(Loss)/earnings before income taxes	(49,495)	16,301	37,276
(Benefit)/provision for income taxes	(923)	17,595	4,918

Net (loss)/earnings	(48,572)	(1,294)	32,358

Other comprehensive income/(loss):
Cumulative effect on prior years (to December 31, 2000) of a change in accounting principle for derivative instruments designated as cash flow hedges (net of taxes of $364)	—	(674)	—
Change in net loss on derivative instruments designated as cash flow hedges (net of taxes of $22 in 2002 and $342 in 2001)	42	632	—
Change in accumulated translation adjustment during the year	43,945	(12,154)	(18,768)
Minimum pension liability adjustment (net of tax benefits of $71,305 in 2002)	(166,380)	—	—

Comprehensive (loss)/income	$(170,965)	$(13,490)	$13,590

See notes to consolidated financial statements.

Back to Contents

Foster Wheeler Europe Limited and Subsidiaries
Consolidated Balance Sheet
(in thousands of dollars)

	December 31,
	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$146,447	$86,730
Short-term investments	41	36
Accounts and notes receivable:
Trade	228,022	253,240
Other (including $21,186 in 2002 and $29,477 in 2001 with affiliates)	35,973	44,237
Intercompany notes	4,310	25,561
Contracts in process	56,828	54,258
Inventories	1,445	1,136
Prepaid, deferred and refundable income taxes	39,285	19,050
Prepaid expenses	6,750	5,500

Total current assets	519,101	489,748

Land, buildings and equipment	112,979	106,555
Less accumulated depreciation	83,778	77,909

Net book value	29,201	28,646

Restricted cash	30,169	—
Notes and accounts receivable—long-term	1,425	1,753
Intercompany notes receivable—long-term	—	20,718
Investment and advances	93,626	74,588
Prepaid pension cost and related benefit assets	—	97,753
Other assets	8,668	4,866
Deferred income taxes	66,799	4,808

TOTAL ASSETS	$748,989	$722,880

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Current installments on long-term debt	$105	$—
Bank loans	13,266	14,450
Accounts payable (including $66,545 in 2002 and $47,431 in 2001 with affiliates)	180,234	169,950
Accrued expenses	80,820	57,216
Intercompany notes payable	13,606	17,351
Estimated costs to complete long-term contracts	201,024	143,652
Advance payments by customers	51,544	18,956
Income taxes	31,260	21,362

Total current liabilities	571,859	442,937

Long-term debt less current installments	319	—
Intercompany notes payable—long-term	309,795	373,400
Deferred income taxes	5,281	11,765
Pension, postretirement and other employee benefits	141,540	16,853
Other long-term liabilities and minority interest	69,884	66,219

TOTAL LIABILITIES	1,098,678	911,174

Shareholder’s Deficit
Common Stock—$1,456 par value; authorized 10,000,000 shares; issued 5,000,000	7,280	7,280
Capitalization of intercompany notes receivable	(41,259)	(50,829)
Accumulated deficit	(107,983)	(59,411)
Accumulated other comprehensive loss	(207,727)	(85,334)

TOTAL SHAREHOLDER’S DEFICIT	(349,689)	(188,294)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$748,989	$722,880

See notes to consolidated financial statements.

Back to Contents

Foster Wheeler Europe Limited and Subsidiaries
Consolidated Statement of Changes in Shareholder’s Deficit
(in thousands of dollars)

	December 31,

	2002	2001	2000

Common Stock
Balance at beginning and end of year	$7,280	$7,280	$7,280

Capitalization of Intercompany Notes Receivable
Balance at beginning of year	(50,829)	(10,081)	(34,345)
Current year activity	9,570	(40,748)	24,264

Balance at end of year	(41,259)	(50,829)	(10,081)

Accumulated Deficit
Balance at beginning of year	(59,411)	(58,117)	(90,475)
Net (loss)/earnings for the year	(48,572)	(1,294)	32,358

Balance at end of year	(107,983)	(59,411)	(58,117)

Accumulated Other Comprehensive Loss
Balance at beginning of year	(85,334)	(73,138)	(54,370)
Cumulative effect on prior years (to December 31, 2000) of a change in accounting principle for derivative instruments designated as cash flow hedges (net of taxes of $364 in 2001)	—	(674)	—
Change in net loss on derivative instruments designated as cash flow hedges (net of taxes of $22 in 2002 and $342 in 2001)	42	632	—
Change in accumulated translation adjustment during the year	43,945	(12,154)	(18,768)
Minimum pension liability adjustment (net of tax benefits of $71,305 in 2002)	(166,380)	—	—

Balance at end of year	(207,727)	(85,334)	(73,138)

Total Shareholder’s Deficit	$(349,689)	$(188,294)	$(134,056)

See notes to consolidated financial statements.

Back to Contents

Foster Wheeler Europe Limited and Subsidiaries
Consolidated Statement of Cash Flows
(in thousands of dollars)

	For the Year Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/earnings	(48,572)	$(1,294)	$32,358
Adjustments to reconcile net (loss)/earnings to cash flows from operating activities:
Depreciation and amortization	8,786	9,460	12,472
Deferred tax	491	2,240	(2,077)
Net gain on asset sales	(3,506)	(11,043)	(11,644)
Equity earnings, net of dividends	(9,608)	(6,410)	(8,689)
Other noncash items	9,287	(7,295)	4,462
Changes in assets and liabilities:
Receivables	63,423	69,336	12,866
Contracts in process and inventories	2,041	19,277	696
Accounts payable and accrued expenses	16,254	(13,748)	(11,542)
Estimated costs to complete long-term contracts	42,368	(30,623)	(28,479)
Advance payments by customers	31,274	(17,998)	(622)
Income taxes	(10,060)	5,421	(10,526)
Other assets and liabilities	(7,458)	(4,503)	(716)

Net cash provided/(used) by operating activities	94,720	12,820	(11,441)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(30,169)	—	—
Capital expenditures	(6,954)	(7,618)	(26,486)
Proceeds from sale of assets	768	14,805	51,537
Decrease in investments and advances	6,357	14,377	12,676
(Increase)/decrease in short-term investments	(6)	29	727

Net cash (used)/provided by investing activities	(30,004)	21,593	38,454

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalization of intercompany notes receivable	9,570	(40,748)	24,264
Change in notes payable to affiliates	(22,009)	(2,337)	(11,215)
Payments of long-term debt	(619)	—	(2,199)
(Decrease)/increase in bank loans	(2,122)	5,231	(24,237)

Net cash used by financing activities	(15,180)	(37,854)	(13,387)

Effect of exchange rate changes on cash and cash equivalents	10,181	(9,119)	6,463

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	59,717	(12,560)	20,089
Cash and cash equivalents at beginning of year	86,730	99,290	79,201

CASH AND CASH EQUIVALENTS AT END OF YEAR	$146,447	$86,730	$99,290

Cash paid during the year for:
Interest	$4,252	$6,036	$6,562
Income taxes	$2,655	$7,325	$14,544

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands of dollars)

1. Nature of Operations and Relationship to Foster Wheeler Ltd. and Subsidiaries

Foster Wheeler Europe Limited (the “Company”) is a wholly-owned subsidiary of Foster Wheeler International Corporation which is an indirectly wholly owned subsidiary of Foster Wheeler Ltd. The principal operations of the Company are to provide design, engineer, and construct petroleum processing facilities (upstream and downstream), chemical, petrochemical, pharmaceutical and natural gas liquefaction (LNG) facilities, and related infrastructure, including power generation and distribution facilities, production terminals and pollution control equipment. The Company principally operates under one segment, primarily outside of the United States with operations in the United Kingdom, Italy, France, Turkey, Spain, Singapore and South Africa.

The Company has transactions and relationships with Foster Wheeler Ltd. and its affiliates. The financial position, results of operations, and the cash flows of the Company have been impacted by these transactions and relationships as discussed in Notes 2 and 18.

The functional currency of the Company is the Pound Sterling and the reporting currency is the U.S. dollar.

2. Liquidity and Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as Foster Wheeler Ltd. maintaining credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and has a shareholder deficit of $780,939 at December 27, 2002. Foster Wheeler Ltd. has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, Foster Wheeler Ltd. received waivers of covenant violations and ultimately negotiated new credit facilities, in August 2002. While management believes its operating plans, if met, are sufficient to assure compliance with the terms of its new debt agreements, as amended, there is no assurance that Foster Wheeler Ltd. will do so during 2003. These matters raise substantial doubt about Foster Wheeler Ltd.’s and the Company’s ability to continue as a going concern. Foster Wheeler Ltd.’s plans in regard to these matters are described below.

In August 2002, Foster Wheeler Ltd. finalized a Senior Credit Facility with its lender group. This facility, including a $71,000 term loan, a $69,000 revolving credit facility, and a $149,000 letter of credit facility, expires on April 30, 2005. This facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and 66% of the stock of the first-tier foreign subsidiaries. The facility has no scheduled repayments prior to maturity on April 30, 2005. The facility requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. Foster Wheeler Ltd. retains the first $77,000 of such amounts and also retains a 50% share of the balance. The financial covenants in the facility commence at the end of the first quarter 2003 and include a senior leverage ratio and a minimum earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) level as described in the agreement, as amended. With the sale of Foster Wheeler Environmental Corporation on March 7, 2003, cumulative sales proceeds received, as defined in the agreement, approximate $75,000.

Amendment No. 1 to the Credit Agreement, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pretax charges recorded by Foster Wheeler Ltd. in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. In the

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(in thousands of dollars)

2. Liquidity and Going Concern — (Continued)

4th quarter 2002, $11,000 of the contingency risks were favorably resolved, and additional project reserves were established for $19,000 leaving a contingency balance of $33,000.

Amendment No. 2 to the Credit Agreement, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, Foster Wheeler Ltd. made a prepayment of principal in the aggregate amount of $10,000.

Due to Foster Wheeler Ltd.’s significant leverage, management is reviewing various options to restructure its balance sheet. Although no definitive plans have been finalized at this point, such options may include, among other things, debt for equity exchanges, debt for debt exchanges, equity for equity exchanges, and additional asset sales. There can be no assurances, however, that Foster Wheeler Ltd. can successfully effect any of the foregoing.

During the third quarter of 2002, Foster Wheeler Ltd. also completed a receivables financing arrangement of up to $40,000. The funding available to Foster Wheeler Ltd. is dependent on the amount and characteristics of the domestic receivables. The amount available to Foster Wheeler Ltd. fluctuates daily, but Foster Wheeler Ltd. estimates that approximately $15,000 to $20,000 will be available during 2003. This financing arrangement expires in August 2005 and is subject to covenant compliance. The financial covenants commence at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding. As of December 27, 2002, Foster Wheeler Ltd. had $0 borrowings outstanding under this facility.

Foster Wheeler Ltd. initiated a comprehensive plan to enhance cash generation and to improve profitability during 2002. Management’s comprehensive plan to address Foster Wheeler Ltd.’s domestic liquidity issues included generating approximately $150,000 from asset sales, collection of receivables and resolving disputed claims through the end of the first quarter 2003, and an additional $40,000 over the following six months. As of December 27, 2002, Foster Wheeler Ltd. generated approximately $60,000 through these efforts, and with the sale of the operating business of Foster Wheeler Environmental Corporation on March 7, 2003, an additional $80,000 has been generated. An additional $10,000 has also been received through more efficient working capital management. The $40,000 is still expected to be received from asset sales and claims recoveries over the course of the year 2003. Management forecasts that the cash on hand, together with cash from operations, asset sales, collection of receivables and claims recoveries will be sufficient to fund Foster Wheeler Ltd.’s working capital needs through the first quarter of 2004. Failure by Foster Wheeler Ltd. to achieve its forecast could have a material adverse effect on Foster Wheeler Ltd.’s and the Company’s financial condition.

3. Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Foster Wheeler Europe Limited and all significant subsidiary companies. All significant intercompany transactions and balances have been eliminated.

The Company’s fiscal year ends on December 31.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes and contingencies, among others. At December 31, 2002, 2001, and 2000, the Company recorded commercial claims of $0, $50,200 and $52,700 respectively. The decreases in recorded claims resulted from the collection of $6,500 in 2002 and a 2002 provision established for the outstanding balance of commercial claims. The Company revised its estimates in 2002 of claim revenues to reflect recent adverse recovery experience, management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company.

Revenue Recognition on Long-term Contracts — Revenues and profits on long term fixed price contracts are recorded under the percentage-of-completion method. Progress towards completion is measured using the cost-to-cost method, the efforts-expended method or variations thereof. These methods are applied consistently to all contracts having similar characteristics in similar circumstances. Under the cost-to-cost method, revenues and profits are recognized based on the ratio that costs incurred bear to total estimated costs. Under the efforts-expended method, revenue and profits are recognized based on the ratio that incurred labor hours bear to total estimated labor hours. Variations of these two methods are used on multiyear contracts that require significant engineering effort and multiple delivery of units. These methods are subject to physical verification of actual progress towards completion.

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

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. The Company requires a substantial portion of these funds to support their liquidity and working capital needs. Accordingly, these funds may not be readily available for repatriation to its parent.

Restricted Cash — Restricted cash consists of approximately $30,000 at December 31, 2002, that the Company was required to deposit to collateralize letters of credit and bank guarantees.

Short-term Investments — Short-term investments consist primarily of bonds of foreign governments and are classified as available for sale under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Realized gains and losses from sales are based on the specific identification method. For the years ended December 31, 2002, 2001 and 2000, the investment balances and realized and unrealized gains and losses were immaterial.

Trade Accounts Receivable — In accordance with terms of long-term contracts, certain percentages of billings are withheld by customers until completion and acceptance of the contracts. Final payments of all such amounts withheld, which might not be received within a one-year period, are indicated in Note 5. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets. Trade accounts receivable are continually evaluated in accordance with corporate policy. Provisions are established on a project specific basis when there is an issue associated with the client’s ability to make payments or there are circumstances where the client is not making payment due to contractual issues. Customer payment history, trends within the various markets served and general economic trends are also evaluated when considering the necessity of a provision.

Accounts and Notes Receivable Other — Non-trade accounts and notes receivable consist primarily of receivables from affiliated companies of $21,186 at December 31, 2002, and $29,477 at December 31, 2001, and foreign refundable value-added tax.

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

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement was effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement was not material to the Company.

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses the accounting for long-lived assets to be disposed of by sale and resolves significant implementation issues relating to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The provisions of this statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company’s results of operations and financial position were not affected by the initial adoption of this statement.

Investments and Advances — The Company uses the equity method of accounting for investment ownership of between 20% and 50% in affiliates unless significant economic considerations indicate that the

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

cost method is appropriate. Investment ownership of less than 20% in affiliates is carried at cost. Currently, all of the Company’s significant investments in affiliates are recorded using the cost method.

Income Taxes — Income tax expense in the Company's statements of operations has been calculated on a separate company basis for its subsidiaries that file tax returns in their foreign jurisdictions. Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Foreign Currency — Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and income and expenses and cash flows at monthly weighted-average rates.

	2002	2001	2000

Cumulative translation adjustment at beginning of year	$(85,292)	$(73,138)	$(54,370)
Current year foreign currency adjustment	43,945	(12,154)	(18,768)

Cumulative translation adjustment at end of year	$(41,347)	$(85,292)	$(73,138)

	2002	2001	2000

Foreign currency transaction (loss)/gain	$(1,600)	$2,651	$4,837
Foreign currency transaction (loss)/gain, net of tax	(1,040)	1,723	3,144

The Company enters into foreign exchange contracts in its management of foreign currency exposures related to commercial contracts. Changes in the fair value of derivative contracts that qualify as designated cash flow hedges are deferred until the hedged forecasted transaction affects earnings. Amounts receivable (gains) or payable (losses) under foreign exchange hedges are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133. At December 31, 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded in the year ended December 31, 2002 an after-tax gain on derivative instruments of approximately $1,732.

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method.

Stock Option Plans — Foster Wheeler Ltd. has two fixed option plans which reserve shares of common stock for issuance to executives, key employees, and directors. Employees of the Company participate in these plans. Foster Wheeler Ltd. and the Company have adopted the disclosure-only provision of the SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure.” Accordingly, no compensation cost has been recognized by the Company relating to these stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2002, 2001, and 2000 consistent with the provisions of SFAS No. 123, the Company’s net earnings would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

Net (loss)/earnings - as reported	$(48,572)	$(1,294)	$32,358

Net (loss)/earnings - pro forma	$(49,157)	$(1,597)	$32,183

The assumption regarding the stock options issued in 2002, 2001, and 2000 was that 100% of such options vested in the year of grant.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000

Dividend yield	0.00%	1.36%	3.18%
Expected volatility	83.62%	79.20%	59.20%
Risk-free interest rate	2.90%	4.23%	6.46%
Expected life (years)	5.0	5.0	5.0

Under Foster Wheeler Ltd.’s 1995 Stock Option Plan approved by that company’s shareholders in April 1995 and amended in April 1999 and May 2002, the total number of shares of common stock that may be granted is 5,300,000.

These plans provide that shares granted be issued from Foster Wheeler Ltd.’s authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after ten years from the date of grant.

Information as of and for the years ended December 31, 2002, 2001 and 2000 relating to options granted to Company personnel and options available for grant is as follows (presented in actual number of shares):

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	623,233	$17.75	480,983	$21.51	412,233	$23.67
Options exercised	—		(24,000)	9.56	—	—
Options granted	811,090	1.64	166,250	5.69	74,000	9.00
Options cancelled or expired	(6,000)	9.98	—	—	(5,250)	15.06

Options outstanding, end of year	1,428,323	$8.63	623,233	$17.75	480,983	$21.51

Option price range at end of year	$1.64 - $42.1875		$5.6875 - $42.1875		$9.00 - $42.1875
Option price range for exercised shares			$9.00 - $13.50
Options available for grant at end of year	445,069		430,180		1,029,180

Weighted-average fair value of options granted during the year	$1.11		$2.80		$3.63
Options exercisable at end of year	617,233		456,983		406,983
Weighted-average of exercisable options at end of year	$17.82		$22.13		$23.78

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

The following table summarizes information about fixed-price stock options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/02	Weighted- Average Exercise Price

$29.75	59,900	3 years	$29.75	59,900	$29.75
42.1875	14,583	4 years	42.19	14,583	42.19
36.9375	61,000	5 years	36.94	61,000	36.94
27.625	86,000	6 years	27.63	86,000	27.63
13.50 to 15.0625	179,750	7 years	14.30	179,750	14.30
9.00	53,000	8 years	9.00	53,000	9.00
5.6878	163,000	9 years	5.69	163,000	5.69
1.64	811,090	10 years	1.64	—	—

	1,428,323			617,233

Recent Accounting Developments —In June 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds previous statements regarding the extinguishment of debt and amends SFAS No. 13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale/leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale/leaseback transactions. The provisions of SFAS 145 related to the extinguishment of debt are to be applied to fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002. The adoption of this new standard will not impact the Company.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires liabilities associated with an exit or disposal activity be recognized at fair value when the liability is incurred. This contrasts with existing accounting requirements, under which liabilities for exit or disposal activities are recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, although early adoption is permitted. The Company implemented SFAS 146 in the fourth quarter of 2002 and there was no impact on the Company.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded.

This Interpretation does not apply to certain guarantee contracts and the provisions related to recognizing a liability at inception for the fair value of the guarantor’s obligation do not apply to the following:

a. Product warranties

b. Guarantees that are accounted for as derivatives

c. Guarantees that represent contingent consideration in a business combination


Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

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

The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company in its 2002 consolidated financial statements has implemented the disclosure requirements of this interpretation.

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

4. Research and Development

For the years 2002, 2001, and 2000, approximately $0, $300 and $400, respectively, were spent on Company-sponsored research activities. During the same periods, approximately $2,300, $2,400 and $3,100, respectively, were spent on customer-sponsored research activities.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(in thousands of dollars)

5. Accounts and Notes Receivable - Trade

The following tabulation shows the components of trade accounts and notes receivable:

At December 31,	2002	2001

From long-term contracts:
Amounts billed due within one year	$122,459	$125,582
Retention - Billed:
Estimated to be due in:
2002	—	7,230
2003	18,574	2,243
2004	5,702	—

Total billed	24,276	9,473

Retention - Unbilled:
Estimated to be due in:
2002	—	109,610
2003	84,626	9,537
2006	4	—

Total unbilled	84,630	119,147

Total retentions	108,906	128,620

Gross Trade Accounts and Notes Receivable	231,365	254,202
Less allowance for doubtful accounts	3,343	962

Net Trade Accounts and Notes Receivable	$228,022	$253,240

Provisions for non-payments of customer balances are normally addressed within the overall profit calculation of the contracts and are not specifically covered by allowances for doubtful accounts. As a result, the amount considered to be in the receivable qualifying account (allowance for doubtful accounts) does not represent the full allowance.

Unbilled amounts are billed in accordance with contract provisions which include monthly, milestone and other billing criteria.

Changes in the allowance for doubtful accounts during the periods ended December 31, 2000 through 2002 are presented below.

	2002	2001	2000

Balance at beginning of year	$962	$2,426	$701
Additions charged to expense	9,874	153	228
(Deductions)/amounts recovered	(7,493)	(1,617)	1,497

Balance at end of year	$3,343	$962	$2,426

The additions charged to expense are included in other deductions on the consolidated statement of operations and comprehensive (loss)/income.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(in thousands of dollars)

6. Contracts in Process and Inventories

The following tabulation shows the elements included in contract in process as related to long-term contracts:

	2002	2001

Contracts in Process
Costs plus accrued profits less earned revenues on contracts currently in process	$56,828	$58,545
Less progress payments	—	4,287

Net	$56,828	$54,258

Costs of inventories are shown below:

	2002	2001

Inventories
Materials and supplies	$1,222	$804
Finished goods	223	332

	$1,445	$1,136

7. Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	2002	2001

Land and land improvements	$328	$290
Buildings	21,373	22,927
Equipment	91,211	83,079
Construction in progress	67	259

	$112,979	$106,555

Depreciation expense for the years 2002, 2001, and 2000 was $8,639, $9,427, and $12,438, respectively.

8. Advances, Investments and Equity Interests

The Company owns a non-controlling equity interest in two energy projects and one waste-to-energy project; all are located in Italy. Two of the projects are each 42% owned while the third is 49% owned by the Company. Following is summarized financial information for the Company’s equity affiliates combined, as well as the Company’s interest in the affiliates.

At December 31,	2002	2001

Balance Sheet Data:
Current assets	$79,569	$74,404
Other assets (primarily buildings and equipment)	344,993	311,584
Current liabilities	19,429	11,137
Other liabilities (primarily long-term debt)	344,148	329,030

Net assets	$60,985	$45,821

For the year ended December 31,	2002	2001

Total revenues	$168,421	$156,639
Income before taxes	31,013	21,290
Net earnings	$17,303	$11,627

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(in thousands of dollars)

8. Advances, Investments and Equity Interests — (Continued)

As of December 31, 2002, the Company’s share of the net earnings and investment in the equity affiliates totaled $7,334 and $25,447, respectively. The Company has guaranteed certain performance obligations of such projects. The Company’s average contingent obligations under such guarantees are approximately $1,400 per year in total for the three projects.

The undistributed retained earnings of the Company’s equity investees amounted to approximately $17,000 and $12,000 at December 31, 2002 and 2001, respectively.

Additionally, at December 31, 2002, the Company holds investments in unconsolidated affiliates of $47,038 at cost and has made advances of $21,141 to its third-party equity investees.

9. Bank Loans

The approximate weighted average interest rates on borrowings outstanding at the end of 2002 and 2001 were 4.14% and 4.49%, respectively.

The Company had unused lines of credit for short-term bank borrowings of $1,541 at the end of 2002.

Interest costs incurred on bank loans in 2002, 2001, and 2000 were $690, $1,455 and $3,188, respectively.

10. Income Taxes

The Company’s (losses)/earnings before income taxes for the years 2002, 2001 and 2000 were taxed under foreign jurisdictions.

The provision for income taxes on those earnings was as follows:

	2002	2001	2000

Current tax expense	$2,357	$12,591	$11,662
Deferred tax (benefit)/expense	(3,280)	5,004	(6,744)

Total (benefit)/provision for income taxes	$(923)	$17,595	$4,918

Deferred tax (assets) liabilities consist of the following:

	2002	2001	2000

Net operating loss carryforwards	$(29,146)	$(24,566)	$(18,085)
Valuation allowance	32,483	15,447	8,285
Fixed assets and operating leases	(27,605)	(19,973)	(20,046)
Pension	(36,490)	29,742	28,485
Other	(1,714)	(1,549)	(878)
Difference between book and tax recognition of income	930	157	(224)
Tax credit carryforwards	(5,097)	(535)	(2,365)
Contract and bonus reserve	(13,601)	(4,297)	(5,750)

Net deferred tax (assets) liabilities	$(80,240)	$(5,574)	$(10,578)

Tax credit carryforwards were generated in foreign subsidiaries and are not subject to expiration. As reflected above, the Company has recorded various deferred tax (assets)/liabilities. Realization is dependent on generating sufficient taxable income. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(in thousands of dollars)

10. Income Taxes — (Continued)


are changed. The valuation allowance increased by $17,036 and $7,162 in 2002 and 2001, respectively. Such increase was required under FASB 109, “Accounting for Income Taxes,” as there was evidence of losses in certain foreign tax jurisdictions in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided in the current year do not begin expiring until 2020 and beyond, based on the current tax laws.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to (loss)/earnings before income taxes, as a result of the following:

	2002	2001	2000

Tax provision/(benefit) at U.S. statutory rate	-35.0%	35.0%	35.0%
Non-deductable expenses / other	0.4%	10.9%	2.7%
Fixed assets	0.0%	0.0%	-10.5%
Valuation allowance	34.6%	43.9%	-13.7%
Foreign rate differential	-3.2%	16.7%	-1.1%
Other	1.3%	1.4%	0.8%

	-1.9%	107.9%	13.2%

11. Pensions, Postretirement and Other Employee Benefits

Pension Benefits — The Company’s subsidiary in the United Kingdom has a pension plan which covers all full-time employees. Under the plan, retirement benefits are primarily a function of both years of service and level of compensation. At December 31, 2002, the Company recognized a cumulative minimum liability in its consolidated financial statements for the underfunded amount of $237,685 pretax, resulting in an after-tax charge to other comprehensive (loss)/income of $166,380. As of December 31, 2001, the Company had prepaid pension costs of $97,753. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(in thousands of dollars)

11. Pensions, Postretirement and Other Employee Benefits — (Continued)

The following chart contains the disclosures for pension benefits for the years 2002, 2001 and 2000.

	Pension Benefits

	2002	2001

Projected Benefit Obligation (PBO)
PBO at beginning of period	$337,389	$314,036
Service cost	12,161	11,018
Interest cost	19,408	17,330
Plan participants contributions	5,690	4,004
Plan amendments	2,940	1,535
Actuarial loss	71,727	3,046
Benefits paid	(15,570)	(14,981)
Special termination benefits/other	(975)	375
Foreign currency exchange rate changes	37,601	1,026

PBO at end of period	470,371	337,389

Plan Assets
Fair value of plan assets at beginning of period	307,053	337,447
Actual return on plan assets	(44,892)	(26,398)
Employer contributions	24,757	7,119
Plan participant contributions	5,690	4,004
Benefits paid	(15,570)	(14,981)
Other	(8,488)	375
Foreign currency exchange rate changes	26,424	(513)

Fair value of plan assets at end of period	294,974	307,053

Funded Status
Funded Status	(175,397)	(30,336)
Unrecognized net actuarial loss/(gain)	281,116	118,881
Unrecognized prior service cost	10,334	9,208
Adjustment for the minimum liability	(237,685)	—

Prepaid (accrued) benefit cost	$(121,632)	$97,753

	Pension Benefits

	2002	2001	2000

Net Periodic Benefit Cost
Service cost	$12,161	$11,018	$11,838
Interest cost	19,408	17,330	17,692
Expected return on plan assets	(24,261)	(29,604)	(31,775)
Amortization of prior service cost	1,339	1,029	1,594
Recognized actuarial loss/(gain) other	8,280	2,240	22

Total SFAS No. 87 net periodic pension cost	$16,927	$2,013	$(629)

Assumptions
Discount rate	5.75%	5.75%	5.75%
Long-term rate of return	8.00%	9.00%	9.00%
Salary scale	4.00%	4.00%	4.00%

Other Employee Benefits — The Company’s subsidiaries in Italy participate in a government-mandated indemnity program for its employees. Accordingly, the Company accrues one month’s salary per employee

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(in thousands of dollars)

11. Pensions, Postretirement and Other Employee Benefits — (Continued)

for each year of the employee’s service, payable when the employee leaves the Company. In 2002, 2001 and 2000, the Company recorded an expense of approximately $3,300, $3,200, and $3,400, respectively. A liability of $19,908 in 2002 and $16,853 in 2001 related to the Company’s obligation in connection with this program is included in pension, postretirement and other employee benefits obligation on the consolidated balance sheet.

12. Sale/leaseback Transactions

The Company entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the U.K. in 1999. In connection with these transactions, the Company recorded deferred gains which are being amortized to income over the term of the respective leases. The amortization was $3,197, $3,080, and $2,777 for the years ended December 31, 2002, 2001, and 2000, respectively. As of December 31, 2002 and December 31, 2001, the balance of the deferred gains was $69,540, and $65,627, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheet. The year-over-year increase in the deferred gain balance was primarily due to a change in foreign currency translation rates.

13. Operating Leases

The Company and certain of its subsidiaries are obligated under operating lease agreements primarily for office space. Rental expense for these leases totaled $15,416 in 2002, $16,212 in 2001, and $17,234 in 2000. Future minimum rental commitments on non- cancelable leases are as follows:

Fiscal year:
2003	$14,580
2004	14,898
2005	14,737
2006	12,693
2007	11,855
Thereafter	146,594

$215,357

14. Derivative Financial Instruments

The Company’s activities expose it to risks related to the effect of changes in the foreign-currency exchange rates. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133. At December 31, 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded in the year ended December 31, 2002 a $3,105 pretax net gain on derivative instruments which is recorded as a reduction in cost of operating revenues on the consolidated statement of operations and comprehensive (loss)/income. The Company is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated A or better by Standard & Poor’s or A2 or better by Moody’s. As of December 31, 2002, approximately $103,521 was owed to the Company by counterparties and $26,059 was owed by the Company to counterparties. A $42 net of tax loss was recorded in other comprehensive income as of December 31, 2001. This amount was reclassified to earnings in 2002 as the Company no longer qualified for deferral under SFAS No. 133.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(in thousands of dollars)

14. Derivative Financial Instruments — (Continued)

The maximum term over which the Company is hedging exposure to the variability of cash flows is twenty-four months.

A reconciliation of current period changes, net of applicable income taxes, in accumulated other comprehensive income relating to derivatives qualifying as cash flow hedges are as follows:

Balance as of December 31, 2001	$(42)
Reclassification to earnings	42

Balance at December 31, 2002	$—

15. Warranty Reserves

The Company provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

Balance as of December 31, 2001	$13,800
Accruals	10,400
Settlements	(900)
Adjustments to provisions	(3,400)

Balance as of December 31, 2002	$19,900

16. Litigation and Uncertainties

In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment or plant construction and seeking resulting alleged damages. Additionally, the Company evaluates its non-contract exposures and records accruals as necessary. Based on its knowledge of the facts and circumstances relating to the Company’s liabilities, if any, and to its insurance coverage, management of the Company believes that the disposition of such suits will not result in material charges against assets or earnings materially in excess of amounts previously provided in the accounts. During 2002, approximately $5,000 was accrued related to estimated exposures. This charge was recorded in other deductions on the consolidated statement of operations and comprehensive (loss)/income.

The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings cannot be estimated with certainty.

17. Financial Instruments and Risk Management

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values:

Cash and Short-term Investments — All investments are considered available for sale and the carrying amount approximates fair value because of the short-term maturity of these instruments.

Long-term Debt — The fair value of the Company’s third-party long-term debt (including current installments) is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. It is not practicable to estimate the fair value of the Company’s intercompany debt as there is no market for this type of debt instrument.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(in thousands of dollars)

17. Financial Instruments and Risk Management — (Continued)

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

Carrying Amounts and Fair Values — The estimated fair values of the Company’s financial instruments are as follows:

	2002		2001

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$146,488	$146,488	$86,766	$86,766
Restricted cash	30,169	30,169	—	—
Third-party long-term debt	424	424	—	—
Intercompany notes payable - current	13,606	—	17,351	—
Intercompany notes payable - long-term	309,795	—	373,400	—
Derivatives:
Foreign currency contracts	3,105	3,105	(64)	(64)

In the ordinary course of business, the Company is contingently liable for performance under letters of credit and bank guarantees totaling $258,745 and $196,415 as of December 31, 2002 and December 31, 2001, respectively. In the Company’s past experience, no material claims have been made against these financial instruments. Management of the Company does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

As of December 31, 2002, the Company had $129,580 of foreign currency contracts outstanding. These foreign currency contracts mature between 2003 and 2004. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. As of December 31, 2002 and 2001, the Company had no significant concentrations of credit risk.

18. Related Party Transactions

The Company enters into long-term contracts as a subcontractor and/or performs subcontracting work for certain Foster Wheeler affiliates. Included in the consolidated statement of operations and comprehensive (loss)/income for 2002, 2001 and 2000 related to these contracts and intercompany borrowings is the following:

	2002	2001	2000

Operating revenues	$10,069	$19,385	$7,860
Cost of operating revenues	5,436	6,332	41,045
Interest income	7,084	6,370	6,376
Interest expense	22,558	24,951	4,505

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(in thousands of dollars)

18. Related Party Transactions — (Continued)

Costs incurred by Foster Wheeler Ltd. and certain of its affiliates on behalf of the Company are charged to the Company through a management fee. These fees represent management’s estimation of a reasonable allocation of the Company’s share of such costs. These costs, plus royalty fees, are included in costs and expenses and totaled $21,071, $12,371 and $17,789 in 2002, 2001 and 2000, respectively.

Included in the consolidated balance sheet for 2002 and 2001 related to long-term contract activity and intercompany borrowings with Foster Wheeler affiliates is the following:

	2002	2001

Accounts and notes receivable - other	$21,186	$29,477
Intercompany notes receivable	4,310	46,279
Accounts payable	66,545	47,431
Intercompany notes payable	323,401	390,751

Also reflected in the balance sheet, due to the uncertainty of collection based on the going concern issues addressed in Note 2, the Company reduced intercompany notes receivable and charged shareholder’s deficit for its notes receivable from U.S. affiliates. The year-over-year change is reflected in the Consolidated Statement of Changes in Shareholder’s Deficit and the Consolidated Statement of Cash Flows. The impact on shareholder’s deficit was a reduction of $41,259 and $50,829 at December 31, 2002 and 2001, respectively.

Additionally, at December 31, 2002, the Company holds investments in unconsolidated affiliates of $47,038 at cost.

The Company purchased the investments in its subsidiaries from its parent, Foster Wheeler International Corporation. As the transfer of ownership occurred between entities under common control, the difference between the purchase price and the net equity of these subsidiaries of $250,291 was charged to paid-in capital in the amount of $86,886 and to accumulated deficit in the amount of $163,405, as the Company’s paid-in capital could not absorb the full amount of the excess purchase price.

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 27, 2002, December 28, 2001, and December 29, 2000.

19. Security Pledged as Collateral

Foster Wheeler LLC (“FWLLC”) issued $200,000 Notes in the public market, which bear interest at a fixed rate of 6.75% (the “6.75% Notes”). Holders of the 6.75% Notes due November 15, 2005 have a security interest in the stock and debt of FWLLC’s subsidiaries and on facilities owned by FWLLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the Senior Credit Facility. This security interest includes the stock and debt of the Company. The Term Loan and the obligations under the letter of credit facility (collectively approximately $184,700 at December 27, 2002) have priority to the 6.75% Notes in these assets while security interest of 6.75% Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES Consolidated Financial Statements For the Years Ended December 31, 2002

Back to Contents

Report of Independent Auditors

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings and comprehensive income, of cash flows and of changes in partners’ capital present fairly, in all material respects, the financial position of FW Netherlands C.V. and subsidiaries (the “Partnership”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”) at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, effective December 29, 2001, the Partnership adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

The accompanying financial statements have been prepared assuming the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and has a shareholder deficit of $780,939,000 at December 27, 2002. The Parent has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, the Parent received waivers for covenant violations and ultimately negotiated new credit facilities, in August 2002. The Parent was unable to comply with certain debt covenants under the new credit facility agreement and therefore obtained an amendment of such agreement. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to generate cash flows from operations, assets sales and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the Parent maintaining credit facilities and bonding capacity adequate to conduct its business. The partnership interests of the Partnership have been pledged as collateral to the holders of the $200,000,000 Senior Notes issued by the Parent. These matters raise substantial doubt about the Partnership’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 25, 2003

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
(in thousands of dollars)

	For the Years Ended December 31,

	2002	2001	2000

Revenues:
Operating revenues (including $68,027 in 2002, $58,447 in 2001 and $40,065 in 2000 with affiliates)	$436,202	$282,767	$238,769
Other income (including interest income of $3,737 in 2002, $1,602 in 2001 and $1,726 in 2000)	5,145	4,398	7,041

Total Revenues and Other Income	441,347	287,165	245,810

Costs and Expenses:
Cost of operating revenues	384,710	256,529	215,255
Selling, general and administrative expenses (including royalty and management fees of $8,245 in 2002, $4,649 in 2001 and $2,334 in 2000)	28,469	23,326	22,817
Other deductions	4,273	4,666	4,453
Minority interest	—	889	—
Interest expense (including $3,500 in each of the years 2002, 2001 and 2000 with affiliates)	3,621	3,734	4,265

Total Costs and Expenses	421,073	289,144	246,790

Earnings/(loss) before income taxes	20,274	(1,979)	(980)
Provision for income taxes	7,979	1,397	1,326

Net earnings/(loss) to be allocated to partners	12,295	(3,376)	(2,306)

Other comprehensive income/(loss):
Cumulative effect on prior years (to December 31, 2000) of a change in accounting principle for derivative instruments designated as cash flow hedges (net of tax of $1,811 in 2001)	—	3,363	—
Change in net loss on derivative instruments designated as cash flow hedges (net of tax of $140 in 2002, and ($1,960) in 2001)	276	(3,639)	—
Change in accumulated translation adjustment during the year	6,408	(3,220)	(4,488)

Comprehensive income/(loss)	$18,979	$(6,872)	$(6,794)

See notes to financial statements.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars)

	December 31,

	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$83,840	$26,049
Short-term investments	230	235
Accounts and notes receivable:
Trade	66,367	40,938
Other (including $11,822 in 2002 and $9,147 in 2001 from affiliates)	12,812	9,331
Contracts in process	35,334	68,055
Inventories	3,982	3,059
Prepaid and refundable income taxes	507	2,418
Prepaid expenses	6,580	8,811

Total current assets	209,652	158,896

Land, buildings and equipment	51,997	33,148
Less accumulated depreciation	15,424	12,712

Net book value	36,573	20,436

Restricted cash	22,081	—
Notes and accounts receivable - long-term	267	180
Intercompany notes receivable - long-term	1,165	934
Investment and advances	6,272	1,295
Goodwill, net	47,786	47,182
Other intangible assets, net	13,635	12,672
Other assets	17	17
Deferred income taxes	662	1,227

TOTAL ASSETS	$338,110	$242,839

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Current installments on long-term debt and capital lease obligation	$307	$68
Bank loans	—	3,190
Accounts payable and accrued expenses (including $12,523 in 2002 and $10,866 in 2001 with affiliates)	68,562	44,214
Accrued expenses	19,248	31,558
Intercompany notes payable	39	—
Estimated costs to complete long-term contracts	133,239	61,684
Advance payments by customers	478	11,592
Income taxes	1,257	920

Total current liabilities	223,130	153,226

Long-term debt, less current installments	175	229
Capital lease obligation	14,559	—
Intercompany notes payable - long-term	40,000	40,000
Deferred income taxes	3,295	3,044
Other long-term liabilities and minority interest	4,124	5,292

TOTAL LIABILITIES	285,283	201,791

Partners’ Capital:
TOTAL PARTNERS’ CAPITAL	52,827	41,048

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$338,110	$242,839

See notes to financial statements.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
(in thousands of dollars)

	Accumulated Earnings/(Loss)	Contributed Capital	Accumulated Translation Adjustment	Capitalization of Intercompany Notes Receivable	Other	Total

Balance at December 31, 1999	$15,398	$75,312	$(21,571)	$(10,032)	$—	$59,107
Allocation of net loss to Partners	(2,306)					(2,306)
Capitalization of intercompany notes receivable				2,881		2,881
Change in translation adjustment			(4,488)			(4,488)

Balance at December 31, 2000	13,092	75,312	(26,059)	(7,151)	—	55,194

Allocation of net loss to Partners	(3,376)					(3,376)
Capitalization of intercompany notes receivable				(7,274)		(7,274)
Cumulative effect on prior years of change in accounting principle for derivative instruments designated as cash flow hedges					3,363
Change in net loss on derivative instruments designated as cash flow hedges					(3,639)	(3,639)
Change in translation adjustment			(3,220)			(3,220)

Balance at December 31, 2001	9,716	75,312	(29,279)	(14,425)	(276)	41,048

Allocation of net earnings to Partners	12,295					12,295
Capitalization of intercompany notes receivable				(7,200)		(7,200)
Derivative instruments					276	276
Change in translation adjustment			6,408			6,408

Balance at December 31, 2002	$22,011	$75,312	$(22,871)	$(21,625)	$—	$52,827

See notes to financial statements.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)

	For the Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss)	$12,295	$(3,376)	$(2,306)
Adjustments to reconcile net earnings/(loss) to cash flows from operating activities:
Depreciation and amortization	4,210	4,492	4,763
Deferred tax	430	(1,324)	1,110
Loss(gain) on asset sale	631	(1)	(2,826)
Other noncash items	(2,819)	1,574	1,790
Changes in assets and liabilities:
Receivables	(19,092)	(19,288)	11,568
Contracts in process and inventories	39,882	(7,819)	(27,194)
Accounts payable and accrued expenses	4,008	22,918	7,990
Estimated costs to complete long-term contracts	53,936	25,248	(3,495)
Advance payments by customers	(14,961)	(9,632)	17,936
Income taxes	2,432	(747)	(1,010)
Other assets and liabilities	1,161	2,431	(4,398)

Net cash provided by operating activities	82,113	14,476	3,928

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(22,081)	—	—
Capital expenditures	(3,670)	(2,061)	(2,135)
Proceeds from sale of assets	1,102	404	4,571
Increase in investments and advances	(5,298)	(849)	(605)
Decrease/(increase) in short-term investments	98	111	(367)

Net cash (used)/provided by investing activities	(29,849)	(2,395)	1,464

CASH FLOWS FROM FINANCING ACTIVITIES
(Return of equity to) infusion from Parent	(7,200)	(7,274)	2,881
(Increase)/decrease in loan to affiliates	2,245	(565)	(1,158)
Proceeds from long-term debt	139		668
Bank loans	(3,245)	(1,208)	(9,187)

Net cash used by financing activities	(8,061)	(9,047)	(6,796)

Effect of exchange rate changes on cash and cash equivalents	13,588	(1,416)	(1,449)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	57,791	1,618	(2,853)
Cash and cash equivalents at beginning of year	26,049	24,431	27,284

CASH AND CASH EQUIVALENTS AT END OF YEAR	$83,840	$26,049	$24,431

Cash paid during the year for:
Interest	$64	$1,189	$746
Income taxes	$5,000	$1,668	$601

NON-CASH INVESTING AND FINANCING ACTIVITIES

In December, 2002 the Company entered into a lease transaction for an office building in Finland. The transaction qualified as a capitalized lease (Note 14).

See notes to financial statements.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(in thousands of dollars)

1. Description of Business

FW Netherlands C.V., a limited liability partnership registered in the Netherlands, and Subsidiaries, collectively referred to herein as the “Partnership,”, is owned by Foster Wheeler Power Group, Inc. (90%) and Foster Wheeler Energy Corporation (10%), which are indirectly wholly-owned by Foster Wheeler Ltd. The principal operations of the Partnership are to design, manufacture and erect steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized-bed and conventional boilers firing coal, oil, gas, biomass and other municipal solid waste, waste wood and low-BTU gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOX burners. Site services related to these products encompass plant erection, maintenance engineering, plant upgrading and life extension, and plant repowering. The Partnership also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering, and solids mechanics. The Partnership principally operates under one segment, primarily in Finland and Poland.

The Partnership has transactions and relationships with Foster Wheeler and its affiliates. The financial position, results of operations, and cash flows of the Partnership have been impacted by these transactions and relationships as discussed in Notes 2, 9 and 18.

2. Liquidity and Going Concern

The accompanying financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as Foster Wheeler Ltd. maintaining credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and has a shareholder deficit of $780,939 at December 27, 2002. Foster Wheeler Ltd. has substantial debt obligations, and during 2002, it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, Foster Wheeler Ltd. received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. While management believes its operating plans, if met, are sufficient to assure compliance with the terms of its new debt agreements, as amended, there is no assurance that Foster Wheeler Ltd. will do so during 2003. These matters raise substantial doubt about Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd.’s plans in regard to these matters are described below.

In August 2002, Foster Wheeler Ltd. finalized a Senior Credit Facility with its lender group. This facility, including a $71,000 term loan, a $69,000 revolving credit facility, and a $149,000 letter of credit facility, expires on April 30, 2005. This facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and 66% of the stock of the first-tier foreign subsidiaries. The facility has no scheduled repayments prior to maturity on April 30, 2005. The facility requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. Foster Wheeler Ltd. retains the first $77,000 of such amounts and also retains a 50% share of the balance. The financial covenants in the facility commence at the end of the first quarter 2003 and include a senior leverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) level as described in the agreement, as amended. With the sale of Foster Wheeler Environmental Corporation on March 7, 2003, cumulative sales proceeds received, as defined in the agreement, approximate $75,000.

Amendment No. 1 to the Credit Agreement, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pre-tax charges recorded by Foster Wheeler Ltd. in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Liquidity and Going Concern — (Continued)

contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. In the 4th quarter 2002, $11,000 of the contingency risks were favorably resolved, and additional project reserves were established for $19,000 leaving a contingency balance of $33,000.

Amendment No. 2 to the Credit Agreement, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, Foster Wheeler Ltd. made a prepayment of principal in the aggregate amount of $10,000.

Due to Foster Wheeler Ltd.’s significant leverage, management is reviewing various options to restructure its balance sheet. Although no definitive plans have been finalized at this point, such options may include, among other things, debt for equity exchanges, debt for debt exchanges, equity for equity exchanges, and additional asset sales. There can be no assurances, however, that Foster Wheeler Ltd. can successfully effect any of the foregoing.

During the third quarter of 2002, Foster Wheeler Ltd. also completed a receivables financing arrangement of up to $40,000. The funding available to Foster Wheeler Ltd. is dependent on the amount and characteristics of the domestic receivables. The amount available to Foster Wheeler Ltd. fluctuates daily, but Foster Wheeler Ltd. estimates that approximately $15,000 to $20,000 will be available during 2003. This financing arrangement expires in August 2005 and is subject to covenant compliance. The financial covenants commence at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding. As of December 27, 2002, Foster Wheeler Ltd. had $0 borrowings outstanding under this facility.

Foster Wheeler Ltd. initiated a comprehensive plan to enhance cash generation and to improve profitability during 2002. Management’s comprehensive plan to address Foster Wheeler Ltd.’s domestic liquidity issues included generating approximately $150,000 from asset sales, collection of receivables and resolving disputed claims through the end of the first quarter 2003, and an additional $40,000 over the following six months. As of December 27, 2002, Foster Wheeler Ltd. generated approximately $60,000 through these efforts, and with the sale of the operating business of Foster Wheeler Environmental Corporation on March 7, 2003, an additional $80,000 has been generated. An additional $10,000 has also been received through more efficient working capital management. The $40,000 is still expected to be received from asset sales and claims recoveries over the course of the year 2003. Management forecasts that the cash on hand, together with cash from operations, asset sales, collection of receivables and claims recoveries will be sufficient to fund Foster Wheeler Ltd.’s working capital needs through the first quarter of 2004. Failure by Foster Wheeler Ltd. to achieve its forecast could have a material adverse effect on Foster Wheeler Ltd.’s and the Partnership’s financial condition.

3. Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements have been prepared based on accounting principles generally accepted in the United States of America and include the accounts of all significant domestic and foreign subsidiary companies. All significant intercompany transactions and balances have been eliminated.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, and contingencies, among others.

Revenue Recognition on Long-term Contracts — Revenues and profits on long-term fixed-price contracts are recorded under the percentage-of-completion method. Progress towards completion is measured using the cost-to-cost method, the efforts-expended method or variations thereof. These methods are applied consistently to all contracts having similar characteristics in similar circumstances. Under the cost-to-cost method, revenues and profits are recognized based on the ratio that costs incurred bear to total estimated costs. Under the efforts-expended method, revenue and profits are recognized based on the ratio that incurred labor hours bear to total estimated labor hours. Variations of these two methods are used on multiyear contracts that require significant engineering effort and multiple delivery of units. These methods are subject to physical verification of actual progress towards completion.

Revenues and profits on cost-reimbursable contracts are recorded as the costs are incurred. The Partnership includes flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when the Partnership is responsible for the engineering specifications and procurement for such costs.

Contracts in progress are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances are presented as “estimated costs to complete long term contracts.”

The Partnership has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Partnership records claims in accordance with paragraph 65 of the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. One of the Partnership’s subsidiaries has entered into several bonding arrangements with various financial institutions which include covenants that may restrict the ability of the subsidiary to pay dividends to its parent company. The most restrictive of these covenants require the subsidiary to maintain at least a 30% equity ratio and to limit dividend payments so as

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

not to exceed 75% of statutory earnings. The subsidiary has maintained compliance with the covenants. See Note 19.

Restricted Cash — At December 31, 2002, restricted cash consisted of $22,081 that was required to collateralize letters of credit and bank guarantees.

Short-term Investments — Short-term investments consist primarily of bonds of foreign governments and are classified as available for sale under Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Realized gains and losses from sales are based on the specific identification method. For the years ended 2002, 2001 and 2000, there were no realized gains or losses and unrealized gains and losses were immaterial.

Trade Accounts Receivable — In accordance with terms of long-term contracts, certain percentages of billings are withheld by customers until completion and acceptance of the contracts. Final payments of all such amounts withheld, which might not be received within a one-year period, are indicated in Note 5. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets. Trade accounts receivable are continually evaluated in accordance with corporate policy. Provisions are established on a project specific basis when there is an issue associated with the client’s ability to make payments or there are circumstances where the client is not making payment due to contractual issues. Customer payment history, trends within our various served markets and general economic trends are also evaluated when considering the necessity of a provision.

Accounts and Notes Receivable Other — Non-trade accounts and notes receivable consist primarily of receivables from affiliates of $11,822 at December 31, 2002, and $9,147 at December 31, 2001.

Land, Buildings and Equipment — Land, buildings and equipment are stated at cost. Depreciation is computed on a straight-line basis using composite estimated lives ranging from 10 to 25 years for buildings and from 3 to 20 years for equipment. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in earnings.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement was effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this new statement did not impact the Partnership.

Effective January 1, 2002, the Partnership adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement addresses the accounting for long-lived assets to be disposed of by sale and resolves significant implementation issues relating to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The provisions of this statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Partnership’s results of operations and financial position were not affected by the initial adoption of this statement.

Investments and Advances — The Partnership uses the equity method of accounting for investment ownership of between 20% and 50% in affiliates unless significant economic considerations indicate that the cost method is appropriate. The equity method is also used for investments in which ownership is greater than 50% when the Partnership does not have a controlling financial interest. Investment ownership of less than 20% in affiliates is carried at cost. Currently, all of the Partnership’s significant investments in affiliates are

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

recorded using the equity method. Investments and advances also include certificates of deposits with maturities in excess of twelve months, totaling $5,207 at December 31, 2002.

Income Taxes — FW Netherlands C.V. is not subject to income taxes. The taxable income or loss applicable to the operation of the Partnership is includable in the income tax return of the partners. Income tax expense in the Partnership’s statement of operations has been calculated on a separate company basis for its subsidiaries that file tax returns in their foreign jurisdictions.

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

Foreign Currency — FW Netherlands C.V.’s functional and reporting currency is the U.S. dollar. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and income and expenses and cash flows at monthly weighted- average rates.

	2002	2001	2000

Foreign currency transaction
(losses)/gains, pre-tax	$(37)	$461	$152
Foreign currency transaction
(losses)/gains, net of tax	(24)	300	99

The Partnership enters into foreign exchange contracts in its management of foreign currency exposures related to commercial contracts. Changes in the fair value of derivative contracts that qualify as designated cash flow hedges are deferred until the hedged forecasted transaction affects earnings. Amounts receivable (gains) or payable (losses) under foreign exchange hedges are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts. The Partnership utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). At December 31, 2002, the Partnership did not meet the requirements for deferral under SFAS 133 and recorded in the year ended December 31, 2002 an after-tax gain on derivative instruments of approximately $3,750.

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average cost method.

Intangible Assets — Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (goodwill), trademarks and patents. Patents and trademarks are being amortized on a straight-line basis over periods of 12 to 40 years. Prior to 2002, the Partnership periodically evaluated goodwill on a separate operating unit basis to assess recoverability, and impairments, if any, were recognized in earnings. If the event facts and circumstances indicated that the carrying amount of goodwill associated with an investment was impaired, the Partnership reduces the carrying amount to an amount representing the estimated undiscounted future cash flows before interest to be generated by the operation.

Effective January 1, 2002, the Partnership adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which supersedes APB Opinion No. 17, “Intangible Assets.” The statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Partnership tests for impairment at the reporting unit level as defined in SFAS 142. This test is a two-step process. The first step of the goodwill impairment test, used to identify

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. SFAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS 144.

As of December 31, 2002 and 2001, the Partnership had unamortized goodwill of $47,786 and $47,182, respectively.

As of December 31, 2002 and 2001, the Partnership had unamortized identifiable intangible assets of $13,635 and $12,672, respectively. The following table details amounts relating to those assets as of December 31, 2002 and 2001.

	As of December 31, 2002		As of December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$6,795	$1,496	$6,094	$1,166
Trademarks	10,778	2,442	9,666	1,922

Total	$17,573	$3,938	$15,760	$3,088

Amortization expense related to patents and trademarks for 2002 was $850. Amortization expense is expected to approximate $850 each year in the next five years.

The following table presents the current and prior years reported amounts adjusted to eliminate the effect of goodwill amortization in accordance with SFAS 142.

	2002	2001	2000

Reported net earnings/(loss)	$12,295	$(3,376)	$(2,306)
Add back: goodwill amortization	—	1,618	1,506

Adjusted net earnings/(loss)	$12,295	$(1,758)	$(800)

Stock Option Plans — Foster Wheeler Ltd. has fixed option plans which reserve shares of common stock for issuance to executives, key employees, and directors. Employees of the Partnership participate in these plans. Foster Wheeler Ltd. and the Partnership have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.” Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000 consistent with the provisions of SFAS 123, the Partnership’s net earnings would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

Net earnings/(loss) - as reported	$12,295	$(3,376)	$(2,306)
Net earnings/(loss) - pro forma	$12,065	$(3,430)	$(2,331)

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

The assumption regarding the stock options issued in 2002, 2001, and 2000 was that 100% of such options vested in the year of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000

Dividend yield	0%	1.36%	3.18%
Expected volatility	83.60%	79.20%	59.20%
Risk free interest rate	2.90%	4.23%	6.46%
Expected life (years)	5	5	5

Under the 1995 Stock Option Plan approved by Foster Wheeler Ltd.’s shareholders in April 1995 and amended in April 1999 and May 2002, the total number of shares of common stock that may be granted is 5,300,000. This plan provides that shares granted come from Foster Wheeler Ltd.’s authorized but unissued or reacquired common stock. The price of the options granted pursuant to this plan will not be less than 100% of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after ten years from the date granted.

Information regarding this option plan for the years 2002, 2001, and 2000 is as follows (presented in actual number of shares):

	2002		2001		2000

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	101,750	$17.86	72,250	$22.83	61,750	$25.18
Options exercised
Options granted	319,000	$1.64	29,500	$5.69	10,500	$9.00
Options cancelled or expired	(9,750)	$28.40

Options outstanding, end of year	411,000	$5.13	101,750	$17.86	72,250	$22.83

Option price range at end of year	$1.64 - $44.06		$5.69 - $44.06		$9.00 - $44.06
Option price range for exercised shares	$5.69 - $44.06
Options available for grant at end of year	445,069		430,180		1,029,180

Weighted-average fair value of options granted during the year	$1.11		$2.80		$3.63
Options exercisable at end of year	92,000		72,250		61,750
Weighted-average of exercisable options at end of year	$16.74		$22.83		$25.18

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

The following table summarizes information about fixed-price stock options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/02	Weighted- Average Exercise Price

$42.1875 to $45.6875	5,000	4 years	$44.06	5,000	$44.06
$36.9375 to $37.25	11,000	5 years	$36.94	11,000	$36.94
$27.50 to $27.625	8,500	6 years	$27.63	8,500	$27.63
$13.50 to $15.0625	29,500	7 years	$14.51	29,500	$14.51
$6.34375 to $10.00	10,500	8 years	$9.00	10,500	$9.00
$4.985 to $11.60	27,500	9 years	$5.69	27,500	$5.69
$1.46 to $1.87	319,000	10 years	$1.64

$1.46 to $45.6875	411,000		$5.13	92,000	$16.74

Pensions and Other Postretirement Benefits - The Partnership offers a government sponsored retirement program for the employees of its subsidiaries in Finland and Japan.

Recent Accounting Developments - In June 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds previous statements regarding the extinguishment of debt and amends SFAS No. 13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale/leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale/leaseback transactions. The provisions of SFAS 145 related to the extinguishment of debt are to be applied to fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002. The adoption of this new standard did not impact the Partnership.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires liabilities associated with an exit or disposal activity be recognized at fair value when the liability is incurred. This contrasts with existing accounting requirements, under which liabilities for exit or disposal activities are recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, although early adoption is permitted. The Partnership implemented SFAS 146 in the fourth quarter of 2002. The adoption did not materially impact the Partnership.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded.

This Interpretation does not apply to certain guarantee contracts and the provisions related to recognizing a liability at inception for the fair value of the guarantor’s obligation do not apply to the following:

a. Product warranties

b. Guarantees that are accounted for as derivatives

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

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

The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Partnership in its 2002 financial statements has implemented the disclosure requirements of this interpretation.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosures, in both interim and annual financial statements, about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The provisions of this standard relating to the fair value measurements do not affect the Partnership as it accounts for stock-based employee compensation under the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” as permitted under SFAS 123. The Partnership in its 2002 financial statements has implemented the disclosure requirements of this standard.

In March 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation requires consolidation by business enterprises of variable interest rate entities that have one or both of the following characteristics:

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

FIN 46 applies immediately to variable interest rate entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Partnership is currently assessing the impact of the adoption of this interpretation.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4. Research and Development

For the years 2002, 2001, and 2000, approximately $2,600, $3,100 and $2,600, respectively, were spent on Partnership-sponsored research activities. During the same periods, approximately $2,600, $5,200 and $2,200, respectively, were spent on customer-sponsored research activities.

5. Accounts and Notes Receivable

The following tabulation shows the components of trade accounts and notes receivable:

	December 31,

	2002	2001

From long-term contracts:
Amounts billed, due within one year	$55,419	$24,713
Retention - Unbilled:
Estimated to be due in:
2002	—	16,213
2003	10,770	—

Total unbilled	10,770	16,213

Total receivables from long-term contracts	66,189	40,926
Other trade accounts and notes receivable	288	12

Gross Trade Accounts and Notes Receivable	66,477	40,938
Less, allowance for doubtful accounts	110	—

Net Trade Accounts and Notes Receivable	$66,367	$40,938

Provisions for non-payments of customer balances are normally addressed within the overall profit calculation of the contracts and are not specifically covered by allowances for doubtful accounts. As a result, the amount considered to be in the receivable qualifying account (allowance for doubtful accounts) does not represent the full allowances.

	2002	2001	2000

Balance at beginning of year	$—	$32	$42
Additions charged to expense	119		23
Deductions	(9)	(32)	(33)

Balance at the end of year	$110	$—	$32

6. Contracts in Process and Inventories

The following tabulation shows the elements included in contract in process as it relates to long-term contracts:

	2002	2001

Contracts in Process
Costs plus accrued profits less earned revenues
on contracts currently in process	$86,380	$200,449
Less, progress payments	51,046	132,394

Net	$35,334	$68,055

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

6. Contracts in Process and Inventories — (Continued)

Costs of inventories are shown below:

	2002	2001

Inventories

Materials and supplies	$3,982	$3,059

7. Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	2002	2001

Land and land improvements	$1,027	$897
Buildings	34,023	17,517
Equipment	16,806	14,717
Construction in progress	141	17

	$51,997	$33,148

Depreciation expense for the years 2002, 2001, and 2000 was $3,359, $2,416, and $1,923, respectively.

8. Bank Loans

The bank loans consist of bank lines of credit totaling $9,000 with a rate of 1.375%. The unused portion was $5,810 at 12/31/01. The lines were closed in 2002. The approximate weighted-average interest rate on borrowings outstanding at the end of 2001 was 1.375%.

Interest costs incurred on bank loans in 2002, 2001, and 2000 were $15, $103 and $161 respectively.

9. Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following:

	2002	2001

Payable to an affiliate	$40,039	$40,000
Payable to third parties	243	297

	40,282	40,297
Less: Current portion	107	68

	$40,175	$40,229

Principal payments are payable in annual installments of:
2004	$68	$68
2005	36	68
2006	40,036	40,031
2007	35	31
Balance due in installments through 2007	—	31

The notes payable to affiliates is primarily composed of two $20,000 notes. One note has an interest rate of 10%, and the other note has an interest rate of 7.5%. Both notes are due in full in December 2006.

The $243 notes payable to third parties is composed of two notes: one note payable to the State of Finland for $107 with an interest rate of 2.25% due through 2007, and a second note payable to the Ministry of Finance for $136 with an interest rate tied to WIBOR and due through 2004.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Derivative Financial Instruments

The Partnership’s activities expose it to risks related to the effect of changes in the foreign-currency exchange rates. The Partnership maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. The Partnership utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS 133. At December 31, 2002, the Partnership did not meet the requirements for deferral under SFAS 133 and recorded in the year ended December 31, 2002 a $5,770 pretax net gain on derivative instruments which is recorded as a reduction in cost of operating revenues on the consolidated statement of earnings and comprehensive income. The Partnership is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated A or better by Standard & Poor’s or A2 or better by Moody’s. As of December 31, 2002, approximately $68,400 was owed to the Partnership by counterparties and $68,700 was owed by the Partnership to counterparties. A $276 net of tax loss was recorded in other comprehensive income as of December 31, 2001. This amount was reclassified to earnings in 2002 as the Partnership no longer qualified for deferral under SFAS 133.

The maximum term over which the Partnership is hedging exposure to the variability of cash flows is twenty-four months.

A reconciliation of current period changes, net of applicable income taxes, in accumulated other comprehensive income relating to derivatives qualifying as cash flow hedges are as follows:

Balance as of December 31, 2001	$(276)
Reclassification to earnings	276

Balance as of December 31, 2002	$—

11. Warranty Reserves

The Partnership provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

Balance as of December 31, 2001	$2,400
Accruals	11,200
Adjustments to provisions	300

Balance as of December 31, 2002	$13,900

12. Income Taxes

The Partnership’s earnings/(loss) before income taxes for the years 2002, 2001 and 2000 were taxed under foreign jurisdictions.

	2002	2001	2000

Earnings/(loss) before income taxes	20,274	(1,979)	(980)

The provision/(benefit) for income taxes on those earnings was as follows:

	2002	2001	2000

Current tax expense	$7,163	$2,894	$349
Deferred tax (benefit)/expense	816	(1,497)	977

Total provision for income taxes	$7,979	$1,397	$1,326

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

12. Income Taxes — (Continued)

Deferred tax liabilities (assets) consist of the following:

	2002	2001	2000

Difference between book and tax depreciation	$2,594	$3,151	$3,146
Net operating loss carryforwards	(2,523)
Difference between book and tax recognition of income	950	(1,227)	168
Unrealized exchange gains/loss	1,600	—	—
Other	12	(107)	—

Net deferred tax liabilities	$2,633	$1,817	$3,314

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:

	2002	2001	2000

Tax provision/(benefit) at U.S. statutory rate	35.0%	(35.0)%	(35.0)%
Nondeductible book expenses	0.5	47.5	38.9
Foreign rate differential	(10.2)	(24.0)	1.4
Nondeductible losses	11.0	74.4	88.6
Tax credits and reserves	3.2	5.1	38.0
Other	(0.2)	2.6	3.5

Earnings/(loss) before income taxes	39.3%	70.6%	135.4%

13. Operating Leases

The Partnership and certain of its subsidiaries are obligated under operating lease agreements primarily for office space. Rental expense for these leases totaled $1,413 in 2002, $1,051 in 2001, and $759 in 2000. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2003	$1,760
2004	1,692
2005	1,535
2006	1,445
2007	1,382
Thereafter	1,171

$8,985

14. Capital Leases

During 2002, the Partnership entered into a lease transaction for an office building in Finland. The transaction qualified as a capitalized lease and is summarized as follows:

2002

Buildings	$14,839
Less: accumulated amortization	41

Net assets under capital lease	$14,798

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

14. Capital Leases — (Continued)

The following are the minimum lease payments to be made in each of the years indicated for the capital lease in effect as of December 31, 2002:

Fiscal year:
2003	$921
2004	921
2005	921
2006	921
2007	921
Thereafter	22,949
Less: Interest	(12,756)

Net minimum lease payments under capital leases	$14,798

Less current portion of	239

Net long term capital lease obligation	$14,559

15. Litigation and Uncertainties

In the ordinary course of business, the Partnership and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Partnership by customers alleging deficiencies in either equipment or plant construction and seeking resulting alleged damages. Based on its knowledge of the facts and circumstances relating to the Partnership’s liabilities, if any, and to its insurance coverage, management of the Partnership believes that the disposition of such suits will not result in material charges against assets or earnings materially in excess of amounts previously provided in the accounts.

The ultimate legal and financial liability of the Partnership in respect to all claims, lawsuits and proceedings cannot be estimated with certainty. As additional information concerning the estimates used by the Partnership becomes known, the Partnership reassesses its position both with respect to gain contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change relate to legal matters as these are subject to change as events evolve and as additional information becomes available during the administration and litigation process. Increases in the number of claims filed or costs to resolve those claims will cause the Partnership to increase further the estimates of the costs associated with such claims and could have a material adverse effect on the business, financial condition, results of operations, and cash flows.

16. Financial Instruments and Risk Management

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values:

Cash and Short-term Investments — All investments are considered available for sale and the carrying amount approximates fair value because of the short-term maturity of these instruments.

Long-term Debt — The fair value of the Partnership’s third-party long-term debt (including current installments) is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities. It is not practicable to estimate the fair value of the Partnership’s intercompany debt as there is no market for this type of debt instrument.

Foreign Currency Contracts — The fair values of these financial instruments (used for hedging purposes) are estimated by obtaining quotes from brokers. The Partnership is exposed to market risks from

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

16. Financial Instruments and Risk Management — (Continued)

fluctuations in foreign exchange rates. Financial instruments are utilized by the Partnership to reduce this risk. The Partnership does not hold or issue financial instruments for trading purposes. The Partnership is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated A or better by Standard & Poor’s or A2 or better by Moody’s (see Notes 2 and 9).

Carrying Amounts and Fair Values — The estimated fair values of the Partnership’s financial instruments are as follows:

	2002		2001

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$84,070	$84,070	$26,284	$26,284
Restricted Cash	22,081	22,081	—	—
Third-party long-term debt	243	243	297	297
Intercompany long-term debt	40,000	—	40,000	—
Capital lease obligation	14,798	14,798	—	—
Derivatives:
Foreign currency contracts	5,770	5,770	(425)	(425)

In the ordinary course of business, the Partnership is contingently liable for performance under letters of credit and bank guarantees totaling $204,898 and $131,408 as of December 31, 2002 and December 31, 2001, respectively. In the Partnership’s past experience, no material claims have been made against these financial instruments. Management of the Partnership does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

As of December 31, 2002, the Partnership had $137,069 of foreign currency contracts outstanding. These foreign currency contracts mature between 2003 and 2004. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Partnership places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Partnership’s customer base and their dispersion across different business and geographic areas, except as indicated in Note 17. As of December 31, 2002 and 2001, the Partnership had no significant concentrations of credit risk.

17. Concentrations

For the year ended December 31, 2002, nearly 14% of the Partnership’s total revenue was from one third-party customer, and approximately 11.5% of the total revenue was from one affiliated company.

18. Related Party Transactions

The Partnership enters into long-term contracts as a subcontractor for and subcontracts work to certain Foster Wheeler affiliates.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

18. Related Party Transactions — (Continued)

Included in the statement of earnings to such contracts were as follows:

	2002	2001	2000

Operating revenues	$68,027	$58,447	$40,065
Cost of operating revenues	2,377	1,200	2,196
Interest Income	189	70	65
Cost and expenses:
Royalty and management fees	8,245	4,649	2,334
Interest Expense	3,500	3,500	3,500

Included in the balance sheet relating to Foster Wheeler affiliates long-term contract activity were as follows:

	December 31

	2002	2001

Accounts and notes receivable	$11,822	$9,147
Intercompany notes receivable	1,165	934
Accounts payable	12,523	10,866
Intercompany notes payable	40,039	40,000

Also reflected in the balance sheet, due to the uncertainty of collection based on the going concern issues addressed in Note 2, the Partnership reduced intercompany notes receivable and charged shareholders’ deficit for its notes receivable from U.S. affiliates. The year- over-year change is reflected in the Consolidated Statement of Changes in Partners’ Capital and the Consolidated Statement of Cash Flows. The impact on Partners’ Capital was a reduction of $21,625 and $14,425 at December 31, 2002 and 2001, respectively.

Costs incurred by Foster Wheeler Ltd. and certain of its affiliates on behalf of the Partnership are charged to the Partnership through a management fee. These fees represent management’s estimation of a reasonable allocation of the Partnership’s share of such costs.

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 27, 2002, December 28, 2001, and December 29, 2000.

19. Condensed Financial Information of Parent

Condensed financial information of the parent only is required (per SEC regulation S-X Rule 4-08(e)(3)) when “restricted net assets” of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recent fiscal year. One of the Partnership’s subsidiaries has entered into a bonding arrangement with a bank, which contains covenants limiting its ability to make distributions to the Partnership. The covenants include a restriction on the distribution of dividends to 75% of statutory earnings and the requirement to maintain an equity ratio (calculated as equity divided by the sum of equity and total liabilities) of at least 30%. In addition, the subsidiary is not permitted to make intercompany loans to the Partnership. As a result, the net assets of the subsidiary can only be distributed annually through dividends, after the subsidiary’s statutory financial statements have been issued. As of December 31, 2002 and 2001, $30,633 and $11,961 respectively, of the subsidiary’s retained earnings are considered restricted.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

19. Condensed Financial Information of Parent — (Continued)

FW NETHERLANDS C.V.
CONDENSED STATEMENT OF EARNINGS
(in thousands of dollars)

	For the Years Ended December 31,

	2002	2001	2000

Revenues:
Equity in earnings of subsidiaries	$14,734	$(819)	$(46)
Interest income - Intercompany	1,276	1,211	1,248

Total	16,010	392	1,202
Costs and Expenses:
Other deductions	19	134	8
Interest expense - Intercompany	3,696	3,634	3,500

Total Costs and Expenses	3,715	3,768	3,508

Earnings/(loss) before income taxes	12,295	(3,376)	(2,306)
Provision for income taxes

Net earnings/(loss)	12,295	(3,376)	(2,306)

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

19. Condensed Financial Information of Parent — (Continued)

FW NETHERLANDS C.V.
CONDENSED BALANCE SHEET
(in thousands of dollars)

ASSETS	December 31, 2002	December 31, 2001

Current Assets:
Cash and cash equivalents	$26	$26
Accounts and notes receivable:
Intercompany notes receivable	1,276	899

Total current assets	1,302	925

Intercompany notes receivable - long-term	27,000	27,000
Investment and advances	73,181	61,519

TOTAL ASSETS	$101,483	$89,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	4,865	4,605
Intercompany notes payable	3,791	3,791

Total current liabilities	8,656	8,396

Intercompany notes payable - long-term	40,000	40,000

TOTAL LIABILITIES	48,656	48,396

Partner’s Capital:
TOTAL PARTNERS’ CAPITAL	52,827	41,048

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$101,483	$89,444

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

19. Condensed Financial Information of Parent — (Continued)

FOSTER WHEELER NETHERLANDS C.V.
CONDENSED STATEMENT OF CASH FLOWS
(in thousands of dollars)

	For the Years Ended December 31,

CASH FLOWS FROM OPERATING ACTIVITIES	2002	2001	2000

Net earnings/(loss)	$12,295	$(3,376)	$(2,306)
Non-cash items	$(14,734)	$817	$(155)
Changes in assets and liabilities:
Receivables	(377)	(899)
Accounts payable and accrued expenses	260	1,933	365

Net cash (used) by operating activities	(2,556)	(1,525)	(2,096)

CASH FLOWS FROM INVESTING ACTIVITIES
(Decrease)/increase in investments and advances	(400)	(93)	201

Net cash (used)/provided by investing activities	(400)	(93)	201

CASH FLOWS FROM FINANCING ACTIVITIES
Return of Equity to Parent	2,956	(293)	8
(Increase)/decrease in loan from affiliate	—	1,911	1,880

Net cash provided by financing activities	2,956	1,618	1,888

(DECREASE) IN CASH AND CASH EQUIVALENTS	—	0	(7)
Cash and cash equivalents at beginning of year	26	26	33

CASH AND CASH EQUIVALENTS AT END OF YEAR	$26	$26	$26

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

19. Condensed Financial Information of Parent — (Continued)

Notes Payable and Long-Term Debt

The intercompany notes payable is a revolving credit note payable on demand. The maximum amount of the line is 5,000 Euros bearing interest at 5.17% per year.

The $40,000 long-term notes payable to an affiliate is composed of two $20,000 notes. One note has an interest rate of 10%, and the other note has an interest rate of 7.5%. Both notes are due in full in December 2006.

Related Party Transactions

The Parent enters into debt arrangements with Foster Wheeler affiliates.

Included in the condensed statement of earnings for these arrangements are:

	Years ending December 31

	2002	2001	2000

Equity in earnings of Subsidiaries	$14,734	$(819)	$(46)
Interest Income	1,276	1,211	1,248

Interest Expense	196	134
Interest Expense- Long Term Note	3,500	3,500	3,500

Included in the condensed balance sheet for these arrangements are:

	December 31

	2002	2001

Accounts Payable (interest costs)	$4,865	$4,602
Intercompany notes payable	3,791	3,791
Intercompany notes payable - Long Term	40,000	40,000

Additionally a subsidiary paid the Parent cash dividends of $1,800 and $1,900 in the years ended December 31, 2001 and 2000 respectively.

All of the related party transactions discussed above are eliminated in the Partnerships’ consolidated financial statements with the exception of the Intercompany notes payable - Long Term and their related interest expense ($3,500) and interest payable ($4,586 and $4,355 at December 31, 2002 and 2001 respectively).

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 27, 2002, December 28, 2001, and December 29, 2000.

20. Security Pledged as Collateral

Foster Wheeler LLC has issued $200,000 Notes in the public market, which bear interest at a fixed rate of 6.75% (the “6.75% Notes”). Holders of the 6.75% Notes due November 15, 2005 have a security interest in the stock and debt of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the Senior Credit Facility. This security interest includes the partnership interests of the Partnership. The Term Loan and the obligations under the letter of credit facility (collectively approximately $184,700 at December 27, 2002) have priority to the 6.75% Notes in these assets while security interest of 6.75% Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

Back to Contents

Foster Wheeler Funding LLC Financial Statements For the period August 13, 2002 through December 27, 2002

Back to Contents

Report of Independent Auditors

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying statement of financial position and the related statements of operations, of members’ equity and of cash flows present fairly, in all material respects, the financial position of Foster Wheeler Funding LLC (the “Company”), an indirect wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”) at December 27, 2002 and the results of their operations and their cash flows for the period from August 13, 2002 (inception) through December 27, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the years in two-year period ended December 27, 2002 and has a shareholder deficit of $780,939,000 at December 27, 2002. The Parent has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, the Parent received waivers for covenant violations and ultimately negotiated new credit facilities, in August 2002. The Parent was unable to comply with certain debt covenants under the new credit facility agreement and therefore obtained an amendment of such agreement. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to generate cash flows from operations, assets sales and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the Parent maintaining credit facilities and bonding capacity adequate to conduct its business. The membership interest of the Company has been pledged as collateral to the holders of the $200,000,000 Senior Notes issued by the Parent. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in the notes to the financial statements, the Company had significant transactions with its Parent and its Parent’s subsidiaries.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 25, 2003 except for
Footnote 1 paragraph 4 as to
which the date is July 31, 2003

Back to Contents

FOSTER WHEELER FUNDING LLC
STATEMENT OF FINANCIAL POSITION
As of December 27, 2002

Current assets
Cash	$11,610,155
Accounts receivable — trade (net of a reserve for doubtful accounts for 2002 of $56,450,975)	155,124,345
Accounts receivable due from members	1,592,054
Accounts receivable other	259,679

Total current assets	168,586,233
Deferred charges	805,174

Total assets	$169,391,407

Liabilities and Members’ Equity
Current Liabilities

Accounts payable due to related companies	$524,152
Income taxes payable to related company	326,243

Total current liabilities	850,395
Members’ Equity
Members’ equity	168,541,012

Total liabilities and members’ equity	$169,391,407

See notes to financial statements.

Back to Contents

FOSTER WHEELER FUNDING LLC
STATEMENT OF OPERATIONS
for the period August 13, 2002 through December 27, 2002

Revenues
Interest income	$174,741
Transaction fee charged to members	1,592,055

Total revenues	1,766,796
Cost and expenses
Interest expense (including $115,025 of deferred charge amortization)	394,912
Management fee intercompany	524,152
Other expense	49,094

Total cost and expenses	968,158

Net earnings before income taxes	798,638
Provision for income taxes	326,243

Net earnings	$472,395

See notes to financial statements.

Back to Contents

FOSTER WHEELER FUNDING LLC
STATEMENT OF MEMBERS’ EQUITY
for the period August 13, 2002 through December 27, 2002

	Contributed	Accumulated	Total Members’
	Capital	Earnings	Equity

Initial capital contribution of accounts receivable from members	$190,094,197	$—	$190,094,197
Contribution of accounts receivable from members	255,857,218	—	255,857,218
Distribution of note receivable from affiliate to members	(68,134,266)	—	(68,134,266)
Transfer of allowance of doubtful accounts from originators	(56,450,975)	—	(56,450,975)
Cash distributions to members	(153,297,557)	—	(153,297,557)
Allocation of net earnings to members	—	472,395	472,395

Balance at December 27, 2002	$168,068,617	$472,395	$168,541,012

See notes to financial statements.

Back to Contents

FOSTER WHEELER FUNDING LLC
STATEMENT OF CASH FLOWS
for the period August 13, 2002 through December 27, 2002

Cash flows from operating activities
Net earnings	$472,395
Adjustment to reconcile net earnings to cash flows from operating activities:
Amortization of deferred charges	115,025
Change in assets and liabilities:
Accounts receivable — trade and other	211,092,539
Accounts payable and accrued expenses	524,152
Income taxes payable	326,243
Deferred charges	(920,199)

Net cash provided by operating activities	211,610,155

Cash flows from financing activities
Proceeds from short-term borrowings	21,998,743
Repayments of short-term borrowings	(21,998,743)
Purchases of accounts receivable — trade	(46,702,443)
Distribution to members	(153,297,557)

Net cash used by financing activities	(200,000,000)

Increase in cash and cash equivalents	11,610,155
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$11,610,155

Cash paid during the period for:
Interest	$279,887
Income taxes	$—

See notes to financial statements.

Back to Contents

FOSTER WHEELER FUNDING LLC
NOTES TO FINANCIAL STATEMENTS

1. Nature of Operations and Relationship to Foster Wheeler Ltd. and Subsidiaries

Foster Wheeler Funding LLC (the “Company”) was formed on August 13, 2002 as a Delaware limited liability company. All of its outstanding interests are owned by Foster Wheeler Constructors, Inc., Foster Wheeler Energy Corporation, Foster Wheeler Energy Services, Inc., Foster Wheeler Power Group, Inc., Foster Wheeler USA Corporation, and Foster Wheeler Zack, Inc., (collectively, the “Originators”). All Originators are indirect wholly owned subsidiaries of Foster Wheeler Ltd.

On August 15, 2002, the Company entered into a Purchase, Sale and Contribution Agreement (“PSCA”) with the Originators. Pursuant to the PSCA, the Company is obligated to purchase eligible trade receivables, as defined in the PSCA, from the Originators and the Originators are obligated to contribute as capital their ineligible trade accounts receivable as defined in the PSCA. Provisions are made to reduce accounts receivable to their net realizable value. These provisions are charged to the appropriate Originators’ capital account as collection risk remains with the Originators, not the Company.

On August 15, 2002, the Company also entered into a Loan and Security Agreement (“LSA”) with Foothill Capital Corporation and Ableco Finance Corporation LLC. Under this agreement, which expires in August 2005, the Company has the ability to borrow up to a maximum of $40,000,000 using eligible trade accounts receivable as security. The interest rate is the greater of prime plus 3% or 10% on all outstanding borrowings. In addition, a monthly unused line fee equal to 0.5% per annum of the maximum available amount less the average daily amount of borrowings during the preceding month is charged. The facility is subject to covenant compliance. The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) level. These covenants apply to Foster Wheeler Ltd. and its subsidiaries on a consolidated basis. Noncompliance with the financial covenants allows the receivable purchaser to terminate the arrangement and accelerate any amounts then outstanding.

Amendment No. 1 to the LSA was entered in January 2003 and changed the covenants under the LSA consistent with Amendment No. 1 to Foster Wheeler Ltd.’s Senior Credit Facility discussed below in Note 2. Amendment No. 2 to the LSA was entered in February 2003 and modified the minimum collections requirement.

Although the Company had not received a notice of termination, the Company had been informed by the lender that it believes the Company is out of compliance with certain maintenance covenants regarding the nature and amount of domestic receivables. On July 31, 2003, the receivables financing documents were amended to adjust, among other things, certain financial, maintenance and reporting covenants, and to create Foster Wheeler Funding II LLC, a wholly owned special purpose subsidiary of Foster Wheeler Ltd., to operate the facility. Upon the creation of Foster Wheeler Funding II LLC, the operations of the Company concluded. Assets and liabilities held by the Company were transferred to the Originators as a return of members equity. Assets and liabilities were then sold or contributed to Foster Wheeler Funding II LLC by the Originators.

No borrowings were outstanding under this facility as of December 27, 2002.

2. Liquidity and Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as Foster Wheeler Ltd. maintaining credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and has a shareholder deficit of

Back to Contents

FOSTER WHEELER FUNDING LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

2. Liquidity and Going Concern — (Continued)

$780,939,000 at December 27, 2002. Foster Wheeler Ltd. has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, Foster Wheeler Ltd. received waivers of covenant violations and ultimately negotiated new credit facilities, in August 2002. While management believes its operating plans, if met, are sufficient to assure compliance with the terms of its new debt agreements, as amended, there is no assurance that Foster Wheeler Ltd. will do so during 2003. These matters raise substantial doubt about Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd.’s plans in regard to these matters are described below.

In August 2002, Foster Wheeler Ltd. finalized a Senior Credit Facility with its lender group. This facility, including a $71,000,000 term loan, a $69,000,000 revolving credit facility, and a $149,000,000 letter of credit facility, expires on April 30, 2005. This facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and 66% of the stock of the first-tier foreign subsidiaries. The facility has no scheduled repayments prior to maturity on April 30, 2005. The facility requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. Foster Wheeler Ltd. retains the first $77,000,000 of such amounts and also retains a 50% share of the balance. The financial covenants in the facility commence at the end of the first quarter 2003 and include a senior leverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) level as described in the agreement, as amended. With the sale of Foster Wheeler Environmental Corporation on March 7, 2003, cumulative sales proceeds received, as defined in the agreement, approximate $75,000,000.

Amendment No. 1 to the Credit Agreement, obtained on November 8, 2002, provides covenant relief of up to $180,000,000 of gross pre-tax charges recorded by Foster Wheeler Ltd. in the third quarter of 2002. The amendment further provides that up to an additional $63,000,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. In the 4th quarter 2002, $11,000,000 of the contingency risks were favorably resolved, and additional project reserves were established for $19,000,000 leaving a contingency balance of $33,000,000.

Amendment No. 2 to the Credit Agreement, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, Foster Wheeler Ltd. made a prepayment of principal in the aggregate amount of $10,000,000.

Due to Foster Wheeler Ltd.’s significant leverage, management is reviewing various options to restructure its balance sheet. Although no definitive plans have been finalized at this point, such options may include, among other things, debt for equity exchanges, debt for debt exchanges, equity for equity exchanges, and additional asset sales. There can be no assurances, however, that Foster Wheeler Ltd. can successfully effect any of the foregoing.

During the third quarter of 2002, Foster Wheeler Ltd. also completed a receivables financing arrangement of up to $40,000,000 as discussed in Note 1. The funding available to Foster Wheeler Ltd. is dependent on the amount and characteristics of the domestic receivables. The amount available to Foster Wheeler Ltd. fluctuates daily, but Foster Wheeler Ltd. estimates that approximately $15,000,000 to $20,000,000 will be available during 2003.

Foster Wheeler Ltd. initiated a comprehensive plan to enhance cash generation and to improve profitability during 2002. Management’s comprehensive plan to address Foster Wheeler Ltd.’s domestic liquidity issues included generating approximately $150,000,000 from asset sales, collection of receivables and resolving disputed claims through the end of the first quarter 2003, and an additional $40,000,000 over the following six months. As of December 27, 2002, Foster Wheeler Ltd. generated approximately $60,000,000 through these efforts, and with the sale of the operating business of Foster Wheeler

Back to Contents

FOSTER WHEELER FUNDING LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

2. Liquidity and Going Concern — (Continued)

Environmental Corporation on March 7, 2003, an additional $80,000,000 has been generated. An additional $10,000,000 has also been received through more efficient working capital management. The $40,000,000 is still expected to be received from asset sales and claims recoveries over the course of the year 2003. Management forecasts that the cash on hand, together with cash from operations, asset sales, collection of receivables and claims recoveries will be sufficient to fund Foster Wheeler Ltd.’s working capital needs through the first quarter of 2004. Failure by Foster Wheeler Ltd. to achieve its forecast could have a material adverse effect on Foster Wheeler Ltd.’s and the companies financial condition.

3. Summary of Significant Accounting Policies

Fiscal Year — The Company’s fiscal year is the 52-or-53 week annual accounting period ending the last Friday in December.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. The most significant estimate relates to allowance for doubtful accounts and taxes.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less.

Trade Accounts Receivable — Originators earn revenue under long-term contracts and in accordance with terms of long-term contracts, certain percentages of billings are withheld by customers until completion and acceptance of the contracts. Final payments of all such amounts withheld, which might not be received within a one-year period, are indicated in Note 4. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets.

Allowance for Doubtful Accounts — Trade Accounts Receivable is continually evaluated in accordance with corporate policy. Allowance for doubtful accounts are established on a project specific basis when there is an issue associated with the clients ability to make payments or there are circumstances where the client is not making payment due to contractual issues. Customer payment history, trends within our various served markets and general economic trends are also evaluated when considering the amount of the allowance for doubtful accounts.

Deferred Charges — Costs associated with establishing the Loan and Security Agreement have been deferred and are being amortized over the life of the loan agreement of three years.

Revenue Recognition — Revenue is recognized on an accrual basis. Revenue is earned from interest and transaction fees from Members (see Note 5).

Income Taxes — Certain of the Company’s operations have been included in Foster Wheeler Inc.’s consolidated income tax returns. Income tax expense in the Company’s Statement of Operations has been calculated on a separate company basis. There are no temporary tax differences and no deferred taxes.

Back to Contents

FOSTER WHEELER FUNDING LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

4. Accounts and Notes Receivable

The following table shows the components of trade accounts receivable:

December 27,
2002

From long-term contracts:
Amounts billed, due within one year	$150,131,993
Retentions:
Billed:
Estimated to be due in:
2003	36,920,560
2004	19,544,854
2005	4,977,913

Total billed	61,443,327

Total trade accounts receivable	211,575,320
Less, allowance for doubtful accounts	56,450,975

$155,124,345

5. Related Party Transactions

The Company pays a monthly servicing fee based on the average accounts receivable balance under the Loan and Security Agreement. The fee charged is 1% per annum of the average accounts receivable balance. The fee, payable to a subsidiary of Foster Wheeler Ltd., is for all operations required to service the accounts receivable that are purchased by or contributed to the Company from the Originators. Servicing fees were $524,152 for the period August 13, 2002 through December 27, 2002.

The Company receives transaction fee income from members based on eligible receivables under the Purchase, Sale and Contribution Agreement and the Company purchased $46,702,443 of such eligible receivables during the period. This income was $1,592,055 for the period August 13, 2002 through December 27, 2002.

Income taxes of $326,243 are payable to Foster Wheeler Inc. See Notes 3 and 9.

6. Security Pledged as Collateral

Foster Wheeler LLC (“FWLLC”), an indirect wholly owned subsidiary of Foster Wheeler Ltd., has issued $200,000,000 Notes in the public market which bear interest at a fixed rate of 6.75% (the “6.75% Notes”). Holders of the 6.75% Notes due November 15, 2005 have a security interest in the stock and debt of FWLLC’s subsidiaries and on facilities owned by FWLLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the Senior Credit Facility. This security interest includes the membership interest of the Company. The Term Loan and the obligations under the letter of credit facility (collectively approximating $184,700,000 at December 27, 2002) have priority to the 6.75% Notes in these assets while the security interest of the 6.75% Notes ranks equally and ratably with $69,000,000 of debt under the Senior Credit Facility.

Back to Contents

FOSTER WHEELER FUNDING LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)

7. Supplemental Cash Flow Information

The following non cash operating, investing and financing activities have occurred during the period:

2002

Non cash operating activities:
Increase in trade accounts receivable net of allowance of doubtful accounts of $56,450,975	389,500,440
Decrease in trade accounts receivable	68,134,266
Non cash investing and financing activities:
Increase in members interest	(389,500,440)
Non-cash distribution to members	(68,134,266)

8. Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the collection risk remaining with the Originators (see Note 1).

9. Income Taxes

The components of earnings before income taxes for the years 2002 were taxed under the following jurisdictions:

Domestic	$798,638

The provision/(benefit) for income taxes on those earnings was as follows:
Current tax (benefit)/expense:
Federal	$254,366
State	71,877

Total Current	$326,243

Deferred tax (benefit)/expense:
Domestic	—
Total deferred	—

Total provision/(benefit) for income taxes	$326,243

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:

Tax provision/(benefit) at U.S. statutory rate	35.0%
State income taxes, net of Federal income tax benefit	5.8%

Total	40.8%

Back to Contents

FINANCIAL SERVICES S.a.r.l. Financial Statements For the year ended December 31, 2002 and for the period May 25, 2001 through December 31, 2001

Back to Contents

Report of Independent Auditors

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and of shareholder’s deficit present fairly, in all material respects, the financial position of Financial Services S.a.r.l. (the “Company”), an indirect wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”) at December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002 and for the period from May 25, 2001 (inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and has a shareholder deficit of $780,939,000 at December 27, 2002. The Parent has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, the Parent received waivers for covenant violations and ultimately negotiated new credit facilities, in August 2002. The Parent was unable to comply with certain debt covenants under the new credit facility agreement and therefore obtained an amendment of such agreement. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to generate cash flows from operations, assets sales and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the Parent maintaining credit facilities and bonding capacity adequate to conduct its business. The stock and debt of the Company have been pledged as collateral to the holders of the $200,000,000 Senior Notes issued by the Parent. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in the notes to the financial statements, the Company had significant transactions with its Parent and its Parent’s subsidiaries.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 25, 2003

Back to Contents

FINANCIAL SERVICES S.a.r.l.
STATEMENT OF OPERATIONS
For the Year Ended December 31, 2002 and
the Seven Months Ended December 31, 2001
(in thousands of dollars)

	2002	2001

Revenues:
Interest income from affiliates	$31,875	$19,003
Costs and Expenses:
Interest expense to affiliates	31,969	18,648
Other deductions	15	—

Total Costs and Expenses	31,984	18,648

Income/(loss) before income taxes	(109)	355
Provision for income taxes	115	131

Net Income/(Loss)	$(224)	$224

See notes to financial statements.

Back to Contents

FINANCIAL SERVICES S.a.r.l.
BALANCE SHEET
(in thousands of dollars)

	December 31, 2002	December 31, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$15	$15
Interest receivable from affiliates, net	22,529	6,010

Total current assets	22,544	6,025

Notes receivable from affiliates	405,000	405,000

TOTAL ASSETS	427,544	411,025

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Accrued interest payable to affiliate	22,529	6,010
Accrued expenses	15	—
Income taxes payable	246	131

Total current liabilities	22,790	6,141
Notes payable to affiliate	405,000	405,000

TOTAL LIABILITIES	427,790	411,141

Shareholder’s Deficit:
Capital shares $30.00 stated value; 500 shares authorized, issued and outstanding	15	15
Accumulated deficit	(261)	(131)

TOTAL SHAREHOLDER’S DEFICIT	(246)	(116)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$427,544	$411,025

See notes to financial statements.

Back to Contents

FINANCIAL SERVICES S.a.r.l.
STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2002 and
the Seven Months Ended December 31, 2001
(in thousands of dollars)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss)	$(224)	$224
Capitalization of interest receivable charged to accumulated deficit	94	(355)
Changes in assets and liabilities:
Interest receivable from affiliates	(16,519)	(6,010)
Accrued interest payable to affiliates	16,519	6,010
Accrued expenses	15	—
Income taxes	115	131

Net cash (used)/provided by operating activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital shares	—	15

Net cash provided by financing activities	—	15

INCREASE IN CASH AND CASH EQUIVALENTS	—	15
Cash and cash equivalents at beginning of year	15	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$15	$15

Cash paid during the year for:
Interest	$15,450	$12,638

Taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
At the date of formation, the Company received $405,000 of notes receivable from affiliated companies and assumed $405,000 of notes payable to an affiliated company. (Note 4)

See notes to financial statements.

Back to Contents

FINANCIAL SERVICES S.a.r.l.
STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
(in thousands of dollars)

	Capital Shares	Accumulated Deficit	Total

Initial Capital Contribution	$15	$—	$15
Earnings for the period		224	224
Capitalization of interest receivable		(355)	(355)

Balance — December 31, 2001	15	(131)	(116)

Loss for the year	—	(224)	(224)
Capitalization of interest receivable	—	94	94

Balance — December 31, 2002	$15	$(261)	$(246)

See notes to financial statements.

Back to Contents

FINANCIAL SERVICES S.a.r.l.
NOTES TO FINANCIAL STATEMENTS
(in thousands of dollars)

1. Nature of Operation and Relationship to Foster Wheeler Ltd. and Subsidiaries

Financial Services S.a.r.l. (the “Company”) was organized on May 25, 2001 under the laws of Luxembourg and is a wholly owned subsidiary of Foster Wheeler LLC (“FWLLC”). FWLLC is an indirect, wholly owned subsidiary of Foster Wheeler Ltd. The purpose of the Company is solely to provide financing to Foster Wheeler affiliates around the world.

The Company’s only transactions and relationships are with its Parent and other affiliated companies as discussed in Notes 2, 4, and 7. Currently, the Company holds notes receivable from various United States affiliates. Accordingly, the financial position, results of operations, and cash flows of the Company could differ significantly from those that would have resulted had the Company been an independent entity.

The Company’s functional currency is the U.S. dollar.

2. Liquidity and Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as Foster Wheeler Ltd. maintaining credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and has a shareholder deficit of $780,939 at December 27, 2002. Foster Wheeler Ltd. has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, Foster Wheeler Ltd. received waivers of covenant violations and ultimately negotiated new credit facilities, in August 2002. While management believes its operating plans, if met, are sufficient to assure compliance with the terms of its new debt agreements, as amended, there is no assurance that Foster Wheeler Ltd. will do so during 2003. These matters raise substantial doubt about Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd.’s plans in regard to these matters are described below.

In August 2002, Foster Wheeler Ltd. finalized a Senior Credit Facility with its lender group. This facility, including a $71,000 term loan, a $69,000 revolving credit facility, and a $149,000 letter of credit facility, expires on April 30, 2005. This facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and 66% of the stock of the first-tier foreign subsidiaries. The facility has no scheduled repayments prior to maturity on April 30, 2005. The facility requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. Foster Wheeler Ltd. retains the first $77,000 of such amounts and also retains a 50% share of the balance. The financial covenants in the facility commence at the end of the first quarter 2003 and include a senior leverage ratio and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) level as described in the agreement, as amended. With the sale of Foster Wheeler Environmental Corporation on March 7, 2003, cumulative sales proceeds received, as defined in the agreement, approximate $75,000.

Amendment No. 1 to the Credit Agreement, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pre-tax charges recorded by Foster Wheeler Ltd. in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. In the 4th quarter 2002, $11,000 of the contingency risks were favorably resolved, and additional project reserves were established for $19,000 leaving a contingency balance of $33,000.

Amendment No. 2 to the Credit Agreement, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum

Back to Contents

FINANCIAL SERVICES S.a.r.l.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Liquidity and Going Concern — (Continued)

EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, Foster Wheeler Ltd. made a prepayment of principal in the aggregate amount of $10,000.

Due to Foster Wheeler Ltd.’s significant leverage, management is reviewing various options to restructure its balance sheet. Although no definitive plans have been finalized at this point, such options may include, among other things, debt for equity exchanges, debt for debt exchanges, equity for equity exchanges, and additional asset sales. There can be no assurances, however, that Foster Wheeler Ltd. can successfully effect any of the foregoing.

During the third quarter of 2002, Foster Wheeler Ltd. also completed a receivables financing arrangement of up to $40,000. The funding available to Foster Wheeler Ltd. is dependent on the amount and characteristics of the domestic receivables. The amount available to Foster Wheeler Ltd. fluctuates daily, but Foster Wheeler Ltd. estimates that approximately $15,000 to $20,000 will be available during 2003. This financing arrangement expires in August 2005 and is subject to covenant compliance. The financial covenants commence at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding. As of December 27, 2002, Foster Wheeler Ltd. had $0 borrowings outstanding under this facility.

Foster Wheeler Ltd. initiated a comprehensive plan to enhance cash generation and to improve profitability during 2002. Management’s comprehensive plan to address Foster Wheeler Ltd.’s domestic liquidity issues included generating approximately $150,000 from asset sales, collection of receivables and resolving disputed claims through the end of the first quarter 2003, and an additional $40,000 over the following six months. As of December 27, 2002, Foster Wheeler Ltd. generated approximately $60,000 through these efforts, and with the sale of the operating business of Foster Wheeler Environmental Corporation on March 7, 2003, an additional $80,000 has been generated. An additional $10,000 has also been received through more efficient working capital management. The $40,000 is still expected to be received from asset sales and claims recoveries over the course of the year 2003. Management forecasts that the cash on hand, together with cash from operations, asset sales, collection of receivables and claims recoveries will be sufficient to fund Foster Wheeler Ltd.’s working capital needs through the first quarter of 2004. Failure by Foster Wheeler Ltd. to achieve its forecast could have a material adverse effect on Foster Wheeler Ltd.’s and the Company’s financial condition.

3. Summary of Significant Accounting Policies

Fiscal Year — The Company’s fiscal year ends December 31.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. The most significant estimates relate to the collection of notes and interest receivable from affiliates and taxes.

Revenue Recognition — Revenue is recognized on the accrual basis. The Company’s source of revenue is interest income from affiliated companies.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less.

Back to Contents

FINANCIAL SERVICES S.a.r.l.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Interest Receivable — Interest receivable consists of amounts due from related parties (presented at net realizable value). See Note 4.

Income Taxes — The Company files a tax return in Luxembourg. Income tax expense in the Company’s statement of operations has been calculated on a separate company basis. No income tax benefit can be claimed for net losses. The difference between the statutory income tax rate and the effective tax rate is due to an agreement with the Luxembourg tax jurisdiction and the Company. There are no temporary tax differences or deferred taxes. See Note 5.

4. Related Party Transactions and Credit Risk

The Company holds $405,000 of notes receivable from various affiliated companies, which were acquired through assignment by FWLLC upon the formation of the Company on May 25, 2001. These notes bear interest at rates ranging from 7.00% to 8.50% with maturities commencing May 1, 2011 through May 1, 2016. In exchange for these notes, the Company assumed the obligation to finance $405,000 of FWLLC’s debt and the related carrying charges. The debt bears interest at rates ranging from 6.75% to 9.00% per annum. The $405,000 debt matures as follows: $30,000 on April 30, 2005, $200,000 on November 15, 2005 and $175,000 on January 15, 2029.

Interest income on the $405,000 recognized for the periods ended December 31, 2002, and 2001 amounted to $31,875 and $19,003, respectively. Interest receivable on those notes amounted to $22,529 and $6,010 as of December 31, 2002 and 2001, respectively. A charge to accumulated deficit was recorded in the amounts of $(94) and $355 for the periods ended December 31, 2002 and 2001, respectively, to reflect the excess of interest receivable from over interest payable to affiliates. See below for a discussion of the Company’s credit risk.

Interest expense on the $405,000 recognized for the periods ended December 31, 2002 and 2001 amounted to $31,969 and $18,648, respectively. Interest payable to FWLLC as of December 31, 2002 and 2001 was $22,529 and $6,010, respectively.

The Company is required to fund its obligation to FWLLC only to the extent it collects amounts due on its notes receivable from affiliates. See Note 2 for contingencies associated with the affiliates’ ability to repay the debt. To the extent that any amounts of the notes receivable become uncollectible, FWLLC agrees to assume the obligation of the Company pursuant to the Note Transfer and Debt Assumption Agreement dated May 25, 2001. In addition, the Company agrees to the extent the obligation for the notes payable is reduced for whatever reason, the Company’s rights to those notes receivable will correspondingly be transferred to FWLLC. As a result, the Company has no credit risk relating to the notes receivable.

Foster Wheeler, Inc., an indirectly wholly owned subsidiary of Foster Wheeler Ltd., acts as a banking agent to the Company, managing cash and financing requirements as needed by the Company, and charges interest on advances made to the Company, if any.

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 27, 2002 and December 28, 2001.

The Management of Foster Wheeler Ltd. has considered whether there are any costs borne by affiliates of the Company that should be allocated to the Company and has determined that these costs, if any, are immaterial.

Back to Contents

FINANCIAL SERVICES S.a.r.l.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

5. Income Taxes

The components of net income/(loss) before income taxes for the years 2002 and 2001 were taxed under the following jurisdictions:

	2002	2001

Foreign	$(109)	$355

The provision for income taxes on that net income/(loss) was as follows:

	2002	2001

Current tax expense:
Foreign	$115	$131
Deferred tax expense:
Foreign	—	—

Total provision for income taxes	$115	$131

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to income/(loss) before taxes as a result of the following:

	2002	2001

Tax (benefit)/provision at the U.S. statutory rate	(35.0)%	35.0%
Foreign tax rate differential	5.0	1.9
Difference in estimated income taxes on foreign income and losses, net of amounts previously provided	135.5	—

	105.5%	36.9%

6. Financial Instruments and Risk Management

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to FWLLC for its debt of the same remaining maturities. The carrying amounts and fair value of the Company’s long-term debt are as follows: At December 27, 2002—$405,000 and $85,200, respectively. At December 27, 2001—$405,000 and $262,788, respectively.

7. Security Pledged as Collateral

FWLLC has issued $200,000 Notes in the public market which bear interest at a fixed rate of 6.75% (the “6.75% Notes”). Holders of the 6.75% Notes due November 15, 2005 have a security interest in the stock and debt of FWLLC’s subsidiaries and on facilities owned by FWLLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the Senior Credit Facility. This security interest includes the stock and debt of the Company. The Term Loan and the obligations under the letter of credit facility (collectively approximately $184,700 at December 27, 2002) have priority to the 6.75% Notes in these assets while the security interest of the 6.75% Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

Back to Contents

FW TECHNOLOGIES HOLDING, LLC Consolidated Financial Statements For the two years ended December 27, 2002 and for the period October 19, 2000 through December 29, 2000

Back to Contents

Report of Independent Auditors

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated statement of financial position and the related consolidated statements of operations and accumulated earnings/(loss), of cash flows and of members’ interest present fairly, in all material respects, the financial position of FW Technologies Holding, LLC and its subsidiaries (the “Company”), an indirect wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”) at December 27, 2002 and December 28, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 27, 2002 and the period from October 19, 2000 (inception) through December 29, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and has a shareholder deficit of $780,939,000 at December 27, 2002. The Parent has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, the Parent received waivers for covenant violations and ultimately negotiated new credit facilities, in August 2002. The Parent was unable to comply with certain debt covenants under the new credit facility agreement and therefore obtained an amendment of such agreement. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to generate cash flows from operations, assets sales and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the Parent maintaining credit facilities and bonding capacity adequate to conduct its business. The members’ interest and the debt of the Company has been pledged as collateral to the holders of the $200,000,000 Senior Notes issued by the Parent. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in the notes to the financial statements, the Company had significant transactions with its Parent and its Parent’s subsidiaries.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 25, 2003

Back to Contents

FW TECHNOLOGIES HOLDING, LLC
CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED EARNINGS/(LOSS)
For the Years Ended December 27, 2002 and December 28, 2001
and the Period from October 19 to December 29, 2000
(in thousands of dollars)

	2002	2001	2000

Revenues:
Royalty income from affiliates	$25,114	$17,790	$—

Costs and Expenses:
Interest expense to affiliates	17,100	11,438	422
Other deductions	1,872	2,370	30

Total Costs and Expenses	18,972	13,808	452

Net earnings/(loss) before income taxes	6,142	3,982	(452)
Provision/(benefit) for income taxes	729	548	(13)

Net earnings/(loss)	5,413	3,434	(439)

Accumulated Earnings/(Loss) – Beginning of Year	2,995	(439)	—

Accumulated Earnings/(Loss)– End of Year	$8,408	$2,995	$(439)

See notes to financial statements.

Back to Contents

FW TECHNOLOGIES HOLDING, LLC
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in thousands of dollars)

	December 27, 2002	December 28, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$700	$1
Accounts receivable from affiliates	17,129	17,790

Total current assets	17,829	17,791
Deferred income taxes	5,435	5,598

TOTAL ASSETS	$23,264	$23,389

LIABILITIES AND MEMBERS’ INTEREST
Current Liabilities:
Accounts payable to affiliates	$8,191	$14,110
Accrued expenses	230	101
Income taxes payable	685	433
Notes payable to affiliates	190,000	190,000

TOTAL CURRENT LIABILITIES	199,106	204,644

TOTAL MEMBERS’ INTEREST	(175,842)	(181,255)

TOTAL LIABILITIES AND MEMBERS’ INTEREST	$23,264	$23,389

See notes to financial statements.

Back to Contents

FW TECHNOLOGIES HOLDING, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 27, 2002 and December 28, 2001
and the Period from October 19 to December 29, 2000
(in thousands of dollars)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss)	$5,413	$3,434	$(439)
Deferred tax assets	163	115	(13)
Changes in assets and liabilities:
Receivables from affiliates	661	(17,790)	—
Accounts payable to affiliates	(5,919)	13,688	422
Accrued expenses	129	71	30
Income taxes	252	433	—

Net cash (used)/provided by operating activities	699	(49)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	—	—	100
Capitalization of note receivable from affiliate	—	(50)	—

Net cash (used)/provided by financing activities	—	(50)	100

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	699	(99)	100
Cash and cash equivalents at beginning of year	1	100	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$700	$1	$100

Cash paid during the year for:
Interest	$24,763	$—	$—

Taxes	$314	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

Effective December 22, 2000, the Company acquired a membership interest in Foster Wheeler Licensing Services G.P. (“G.P.”) in exchange for a note payable of $190,000. On May 18, 2001, the Company acquired Licensed Property of $190,000 in exchange for its membership interest in G.P.

See notes to financial statements.

Back to Contents

FW TECHNOLOGIES HOLDING, LLC
CONSOLIDATED STATEMENT OF MEMBERS’ INTEREST
(in thousands of dollars)

	Contributed Capital	Accumulated Earnings/(Loss)	Other Adjustments	Total

Initial Capital Contribution	$100	$—	$—	$100

Loss for the period	—	(439)	—	(439)
Excess of Fair Value over recorded amount of intangible assets acquired from affiliated company net of tax benefit of $5,700 (Note 4)	—	—	(184,300)	(184,300)

Balance – December 31, 2000	100	(439)	(184,300)	(184,639)

Earnings for the year	—	3,434	—	3,434
Capitalization of note receivable from affiliate	—	—	(50)	(50)

Balance – December 31, 2001	100	2,995	(184,350)	(181,255)

Earnings for the year	—	5,413	—	5,413

Balance – December 31, 2002	$100	$8,408	$(184,350)	$(175,842)

See notes to financial statements.

Back to Contents

FW TECHNOLOGIES HOLDING, LLC
Notes to Consolidated Financial Statements
(in thousands of dollars)

1. Nature of Operation and Relationship to Foster Wheeler Ltd. And Subsidiaries

FW Technologies Holding, LLC (the “Company”) was organized on October 19, 2000 as a Delaware Limited Liability Company and is a subsidiary of Foster Wheeler LLC (“FWLLC”) (99.9%) and Perryville Service Company Limited (“Perryville”) (.1%), which are wholly owned subsidiaries of Foster Wheeler Ltd. The Company’s sole purpose is holding the investment of FW Hungary Limited Liability Company (“Hungary”), a 100% owned subsidiary. The Company has no operating business. Hungary’s principal operation is the management, development and licensing of the beneficial rights of Foster Wheeler Ltd’s intellectual property. Hungary licenses such rights to various Foster Wheeler affiliates outside of the United States.

The Company’s only transactions and relationships are with FWLLC and other affiliated companies as discussed in Notes 2, 4, and 6. Accordingly, the financial position, results of operations and cash flows of the Company could differ significantly from those that would have resulted had the Company been an independent entity.

2. Liquidity and Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as Foster Wheeler Ltd. maintaining credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and has a shareholder deficit of $780,939 at December 27, 2002. Foster Wheeler Ltd. has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, Foster Wheeler Ltd. received waivers of covenant violations and ultimately negotiated new credit facilities, in August 2002. While management believes its operating plans, if met, are sufficient to assure compliance with the terms of its new debt agreements, as amended, there is no assurance that Foster Wheeler Ltd. will do so during 2003. These matters raise substantial doubt about Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd.’s plans in regard to these matters are described below.

In August 2002, Foster Wheeler Ltd. finalized a Senior Credit Facility with its lender group. This facility, including a $71,000 term loan, a $69,000 revolving credit facility, and a $149,000 letter of credit facility, expires on April 30, 2005. This facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and 66% of the stock of the first-tier foreign subsidiaries. The facility has no scheduled repayments prior to maturity on April 30, 2005. The facility requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. Foster Wheeler Ltd. retains the first $77,000 of such amounts and also retains a 50% share of the balance. The financial covenants in the facility commence at the end of the first quarter 2003 and include a senior leverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) level as described in the agreement, as amended. With the sale of Foster Wheeler Environmental Corporation on March 7, 2003, cumulative sales proceeds received, as defined in the agreement, approximate $75,000.

Amendment No. 1 to the Credit Agreement, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pre-tax charges recorded by Foster Wheeler Ltd. in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. In the 4th quarter 2002, $11,000 of the contingency risks were favorably resolved, and additional project reserves were established for $19,000 leaving a contingency balance of $33,000.

Back to Contents

FW TECHNOLOGIES HOLDING, LLC
Notes to Consolidated Financial Statements — (Continued)
(in thousands of dollars)

2. Liquidity and Going Concern — (Continued)

Amendment No. 2 to the Credit Agreement, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, Foster Wheeler Ltd. made a prepayment of principal in the aggregate amount of $10,000.

Due to Foster Wheeler Ltd.’s significant leverage, management is reviewing various options to restructure its balance sheet. Although no definitive plans have been finalized at this point, such options may include, among other things, debt for equity exchanges, debt for debt exchanges, equity for equity exchanges, and additional asset sales. There can be no assurances, however, that Foster Wheeler Ltd. can successfully effect any of the foregoing.

During the third quarter of 2002, Foster Wheeler Ltd. also completed a receivables financing arrangement of up to $40,000. The funding available to Foster Wheeler Ltd. is dependent on the amount and characteristics of the domestic receivables. The amount available to Foster Wheeler Ltd. fluctuates daily, but Foster Wheeler Ltd. estimates that approximately $15,000 to $20,000 will be available during 2003. This financing arrangement expires in August 2005 and is subject to covenant compliance. The financial covenants commence at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding. As of December 27, 2002, Foster Wheeler Ltd. had $0 borrowings outstanding under this facility.

Foster Wheeler Ltd. initiated a comprehensive plan to enhance cash generation and to improve profitability during 2002. Management’s comprehensive plan to address Foster Wheeler Ltd.’s domestic liquidity issues included generating approximately $150,000 from asset sales, collection of receivables and resolving disputed claims through the end of the first quarter 2003, and an additional $40,000 over the following six months. As of December 27, 2002, Foster Wheeler Ltd. generated approximately $60,000 through these efforts, and with the sale of the operating business of Foster Wheeler Environmental Corporation on March 7, 2003, an additional $80,000 has been generated. An additional $10,000 has also been received through more efficient working capital management. The $40,000 is still expected to be received from asset sales and claims recoveries over the course of the year 2003. Management forecasts that the cash on hand, together with cash from operations, asset sales, collection of receivables and claims recoveries will be sufficient to fund Foster Wheeler Ltd.’s working capital needs through the first quarter of 2004. Failure by Foster Wheeler Ltd. to achieve its forecast could have a material adverse effect on Foster Wheeler Ltd.’s and the Company’s financial condition.

3. Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary. All intercompany transactions and balances have been eliminated.

The Company’s fiscal year is the 52- or 53- week annual accounting period ending the last Friday in December for Domestic operations and December 31 for foreign operations. For domestic operations, the years 2002 and 2001 included 52 weeks.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the

Back to Contents

FW TECHNOLOGIES HOLDING, LLC
Notes to Consolidated Financial Statements — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

periods in which they become known. The most significant estimates relate to the collectibility of royalty income from affiliates and taxes.

Revenue Recognition — Revenue is recognized on the accrual basis. The Company’s source of revenue is royalty income from related affiliates.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less.

Accounts Receivable from Affiliates — Accounts receivable consist of amounts due from related parties. See Note 4.

Income Taxes — FW Technologies Holding, LLC is not subject to income taxes. The taxable income or loss applicable to the operation of the Company is includable in the income tax return of the members. Income tax expense in the Company’s statement of operations has been calculated on a separate company basis for its subsidiary that files a tax return in Hungary. Provision is made for foreign income taxes payable in Hungary at the statutory rate of 3%. In addition, Hungary’s royalty income from foreign sources is subject to foreign tax withholding.

Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. See Note 5.

4. Related Party Transactions

The Company made an investment in Foster Wheeler Licensing Services G.P. of $190,000 on December 22, 2000 in exchange for a $190,000 note payable. Foster Wheeler Licensing Services G.P. held $190,000 Licensed Property (“LP”) that includes Intellectual Property, Confidential Information, Licensing Rights, and Marketing Intangibles of Foster Wheeler Ltd. On May 18, 2001, Foster Wheeler Licensing Services G.P. was dissolved and the Company acquired the LP in exchange for its ownership interest, although for tax purposes, the LP was considered as sold to the Company effective December 22, 2000. The transaction has been recorded as a transfer between entities under common control. Accordingly the LP transferred has been recorded at the affiliate’s recorded amount of $0. The note payable bears interest at an annual rate of 9.0%, 6.02%, and 9.0% for the periods ended December 27, 2002, December 28, 2001, and December 29, 2000, respectively. During the same periods interest expense was $17,100, $11,438, and $422, respectively. Unpaid interest at December 27, 2002, December 28, 2001, and December 29, 2000 was $4,197, $11,860, and $422 respectively.

The Company enters into licensing agreements as a Licensor of LP to certain foreign affiliates of Foster Wheeler Ltd. The affiliates pay a royalty to the Company based on an agreed upon range of between 1.6% and 4.0% of the affiliates current year net revenues (operating revenues less inter-company revenues). These agreements are for one-year periods with the right of extension and revision. Royalty income is calculated and billed on a quarterly basis. For the years ended December 27, 2002 and December 28, 2001 royalty income was $25,114 and $17,790, respectively. No royalty income was earned for the period from October 19 to December 29, 2000.

Accounts receivable from affiliates at December 27, 2002 and December 28, 2001 includes unpaid royalty fees of $17,129 and $17,790, respectively.

Back to Contents

FW TECHNOLOGIES HOLDING, LLC
Notes to Consolidated Financial Statements — (Continued)
(in thousands of dollars)

4. Related Party Transactions — (Continued)

On January 1, 2001 the Company entered into a Cost Sharing Agreement with certain Foster Wheeler affiliates to share their collective knowledge and to jointly develop Intangible Property. The costs of developing this property allocable to the Company shall be fifty percent of the pretax net expenses of the affiliates for the year. The agreement is effective for five years and shall automatically renew for additional two-year terms unless the Company or affiliates give thirty days notice prior to the end of the term or any renewal term. The amount of costs incurred under this agreement for the years ended December 27, 2002 and December 28, 2001 was $1,744 and $2,250, respectively. As of December 27, 2002 and December 28, 2001, $3,994 and $2,250, respectively, were payable to affiliates pursuant to this agreement.

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 27, 2002, December 28, 2001, and December 29, 2000.

The Management of Foster Wheeler Ltd. has considered whether there are any costs borne by affiliates of the Company that should be allocated to the Company and has determined that these costs, if any, are immaterial.

5. Income Taxes

The components of net earnings/(loss) before income taxes for the years 2002, 2001 and 2000 were taxed under the following jurisdictions:

	2002	2001	2000

Foreign	$6,142	$3,982	$(452)

The provision/(benefit) for income taxes on that net earnings was as follows:

	2002	2001	2000

Current tax expense:
Foreign	$566	$433	$—
Deferred tax expense/(benefit):
Foreign	163	115	$(13)

Total provision/(benefit) for income taxes	$729	$548	$(13)

Deferred tax assets consist of the following:

	2002	2001	2000

Net operating loss	$—	$—	$(13)
Intangible assets	$(5,435)	$(5,598)	$(5,700)

Net deferred tax assets	$(5,435)	$(5,598)	$(5,713)

The provision/(benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before taxes as a result of the following:

	2002	2001	2000

Tax (benefit)/provision at the U.S. statutory rate	35.0%	35.0%	(35.0%)
Foreign tax rate differential	(32.0)	(32.0)	32.0
Withholding tax rate	8.9	10.8	—

	11.9%	13.8%	(3.0%)

Back to Contents

FW TECHNOLOGIES HOLDING, LLC
Notes to Consolidated Financial Statements — (Continued)
(in thousands of dollars)

6. Security Pledged as Collateral

FWLLC has issued $200,000 Notes in the public market, which bear interest at a fixed rate of 6.75% (the “6.75% Notes”). Holders of the 6.75% Notes due November 15, 2005 have a security interest in the stock and debt of FWLLC’s subsidiaries and on facilities owned by FWLLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the Senior Credit Facility. This security interest includes the members’ interest and the debt of the Company. The Term Loan and the obligations under the letter of credit facility (collectively approximately $184,700 at December 27, 2002) have priority to the 6.75% Notes in these assets while the security interest of the 6.75% Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY Financial Statements For the two years ended December 31, 2002 and for the period December 1, 2000 through December 31, 2000

Back to Contents

Report of Independent Auditors

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying statement of financial position and the related statements of operations and accumulated earnings/(loss), of cash flows and of member’s interest present fairly, in all material respects, the financial position of FW Hungary Licensing Limited Liability Company (the “Company”), an indirect wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”) at December 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 and the one month period from December 1, 2000 (inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and has a shareholder deficit of $780,939,000 at December 27, 2002. The Parent has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, the Parent received waivers for covenant violations and ultimately negotiated new credit facilities, in August 2002. The Parent was unable to comply with certain debt covenants under the new credit facility agreement and therefore obtained an amendment of such agreement. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to generate cash flows from operations, assets sales and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the Parent maintaining credit facilities and bonding capacity adequate to conduct its business. The member’s interest and the debt of the Company has been pledged as collateral to the holders of the $200,000,000 Senior Notes issued by the Parent. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in the notes to the financial statements, the Company had significant transactions with its Parent and its Parent’s subsidiaries.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 25, 2003

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
STATEMENT OF OPERATIONS AND ACCUMULATED EARNINGS/(LOSS)
For the Years Ended December 31, 2002 and 2001
and the One Month Ended December 31, 2000
(in thousands of dollars)

	2002	2001	2000

Revenues:
Royalty income from affiliates	$25,114	$17,790	$—

Costs and Expenses:
Interest expense to affiliates	17,100	11,438	422
Other deductions	1,872	2,370	30

Total Costs and Expenses	18,972	13,808	452

Net earnings/(loss) before income taxes	6,142	3,982	(452)
Provision /(benefit) for income taxes	729	548	(13)

Net earnings/(loss)	5,413	3,434	(439)

Accumulated Earnings/(Loss) – Beginning of Year	2,995	(439)	—

Accumulated Earnings/(Loss) – End of Year	$8,408	$2,995	$(439)

See notes to financial statements.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
STATEMENT OF FINANCIAL POSITION
(in thousands of dollars)

	December 31, 2002	December 31, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$700	$1
Accounts receivable from affiliates	17,129	17,790

Total current assets	17,829	17,791
Deferred income taxes	5,435	5,598

TOTAL ASSETS	$23,264	$23,389

LIABILITIES AND MEMBER’S INTEREST
Current Liabilities:
Accounts payable to affiliates	$8,191	$14,110
Accrued expenses	230	101
Income taxes payable	685	433
Notes payable to affiliates	190,000	190,000

TOTAL CURRENT LIABILITIES	199,106	204,644

TOTAL MEMBER’S INTEREST	(175,842)	(181,255)

TOTAL LIABILITIES AND MEMBER’S INTEREST	$23,264	$23,389

See notes to financial statements.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2002 and 2001
and the One Month Ended December 31, 2000
(in thousands of dollars)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss)	$5,413	$3,434	$(439)
Deferred tax assets	163	115	(13)
Changes in assets and liabilities:
Receivables from affiliates	661	(17,790)	—
Accounts payable to affiliates	(5,919)	13,688	422
Accrued expenses	129	71	30
Income taxes	252	433	—

Net cash (used)/provided by operating activities	699	(49)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	—	—	100
Capitalization of note receivable from affiliate	—	(50)	—

Net cash (used)/provided by financing activities	—	(50)	100

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	699	(99)	100
Cash and cash equivalents at beginning of year	1	100	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$700	$1	$100

Cash paid during the year for:
Interest	$24,763	$—	$—

Taxes	$314	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

Effective December 22, 2000, the Company acquired a membership interest in Foster Wheeler Licensing Services G.P. (“G.P.”) in exchange for a note payable of $190,000. On May 18, 2001, the Company acquired Licensed Property of $190,000 in exchange for its membership interest in G.P.

See notes to financial statements.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
STATEMENT OF MEMBER’S INTEREST
(in thousands of dollars)

	Contributed Capital	Accumulated Earnings/(Loss)	Other Adjustments	Total

Initial Capital Contribution	$100	$—	$—	$100
Loss for the period	—	(439)	—	(439)
Excess of Fair Value over recorded amount of intangible assets acquired from affiliated company, net of tax benefit of $5,700 (Note 4)	—	—	(184,300)	(184,300)

Balance – December 31, 2000	100	(439)	(184,300)	(184,639)

Earnings for the year	—	3,434	—	3,434
Capitalization of note receivable from affiliate	—	—	(50)	(50)

Balance – December 31, 2001	100	2,995	(184,350)	(181,255)

Earnings for the year	—	5,413	—	5,413

Balance – December 31, 2002	$100	$8,408	$(184,350)	$(175,842)

See notes to financial statements.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
Notes to Financial Statements
(in thousands of dollars)

1. Nature of Operation and Relationship to Foster Wheeler Ltd. And Subsidiaries

FW Hungary Licensing Limited Liability Company (the “Company”) was organized on December 1, 2000 under the laws of Hungary and is a wholly owned subsidiary of FW Technologies Holding, LLC (“FWTH”) which is a subsidiary of Foster Wheeler LLC (“FWLLC”) (99. 9%) and Perryville Service Company Limited (“Perryville”) (. 1%), which are wholly owned subsidiaries of Foster Wheeler Ltd. The principal operation of the Company is the management, developing and licensing of the beneficial rights of Foster Wheeler Ltd’s intellectual property. The Company currently licenses such rights to various Foster Wheeler affiliates outside of the United States.

The Company’s only transactions and relationships are with FWLLC and other affiliated companies as discussed in Notes 2, 4 and 6. Accordingly, the financial position, results of operations and cash flows of the Company could differ significantly from those that would have resulted had the Company been an independent entity.

The Company’s functional currency is the U. S. dollar.

2. Liquidity and Going Concern

The accompanying financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as Foster Wheeler Ltd. maintaining credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. has incurred significant losses in each of the years in the two-year period ended December 27, 2002 and has a shareholder deficit of $780,939 at December 27, 2002. Foster Wheeler Ltd. has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. Accordingly, Foster Wheeler Ltd. received waivers of covenant violations and ultimately negotiated new credit facilities, in August 2002. While management believes its operating plans, if met, are sufficient to assure compliance with the terms of its new debt agreements, as amended, there is no assurance that Foster Wheeler Ltd. will do so during 2003. These matters raise substantial doubt about Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd.’s plans in regard to these matters are described below.

In August 2002, Foster Wheeler Ltd. finalized a Senior Credit Facility with its lender group. This facility, including a $71,000 term loan, a $69,000 revolving credit facility, and a $149,000 letter of credit facility, expires on April 30, 2005. This facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and 66% of the stock of the first-tier foreign subsidiaries. The facility has no scheduled repayments prior to maturity on April 30, 2005. The facility requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. Foster Wheeler Ltd. retains the first $77,000 of such amounts and also retains a 50% share of the balance. The financial covenants in the facility commence at the end of the first quarter 2003 and include a senior leverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) level as described in the agreement, as amended. With the sale of Foster Wheeler Environmental Corporation on March 7, 2003, cumulative sales proceeds received, as defined in the agreement, approximate $75,000.

Amendment No. 1 to the Credit Agreement, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pre-tax charges recorded by Foster Wheeler Ltd. in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. In the 4th quarter 2002, $11,000 of the contingency risks were favorably resolved, and additional project reserves were established for $19,000 leaving a contingency balance of $33,000.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
Notes to Financial Statements
(in thousands of dollars)

2. Liquidity and Going Concern — (Continued)

Amendment No. 2 to the Credit Agreement, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, Foster Wheeler Ltd. made a prepayment of principal in the aggregate amount of $10,000.

Due to Foster Wheeler Ltd.’s significant leverage, management is reviewing various options to restructure its balance sheet. Although no definitive plans have been finalized at this point, such options may include, among other things, debt for equity exchanges, debt for debt exchanges, equity for equity exchanges, and additional asset sales. There can be no assurances, however, that Foster Wheeler Ltd. can successfully effect any of the foregoing.

During the third quarter of 2002, Foster Wheeler Ltd. also completed a receivables financing arrangement of up to $40,000. The funding available to Foster Wheeler Ltd. is dependent on the amount and characteristics of the domestic receivables. The amount available to Foster Wheeler Ltd. fluctuates daily, but Foster Wheeler Ltd. estimates that approximately $15,000 to $20,000 will be available during 2003. This financing arrangement expires in August 2005 and is subject to covenant compliance. The financial covenants commence at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding. As of December 27, 2002, Foster Wheeler Ltd. had $0 borrowings outstanding under this facility.

Foster Wheeler Ltd. initiated a comprehensive plan to enhance cash generation and to improve profitability during 2002. Management’s comprehensive plan to address Foster Wheeler Ltd.’s domestic liquidity issues included generating approximately $150,000 from asset sales, collection of receivables and resolving disputed claims through the end of the first quarter 2003, and an additional $40,000 over the following six months. As of December 27, 2002, Foster Wheeler Ltd. generated approximately $60,000 through these efforts, and with the sale of the operating business of Foster Wheeler Environmental Corporation on March 7, 2003, an additional $80,000 has been generated. An additional $10,000 has also been received through more efficient working capital management. The $40,000 is still expected to be received from asset sales and claims recoveries over the course of the year 2003. Management forecasts that the cash on hand, together with cash from operations, asset sales, collection of receivables and claims recoveries will be sufficient to fund Foster Wheeler Ltd.’s working capital needs through the first quarter of 2004. Failure by Foster Wheeler Ltd. to achieve its forecast could have a material adverse effect on Foster Wheeler Ltd.’s and the Company’s financial condition.

3. Summary of Significant Accounting Policies

Fiscal Year — The Company’s fiscal year ends December 31.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. The most significant estimates relate to the collectibility of royalty income from affiliates and taxes.

Revenue Recognition — Revenue is recognized on the accrual basis. The Company’s source of revenue is royalty income from related affiliates.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
Notes to Financial Statements
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Accounts Receivable from Affiliates —Accounts receivable consist of amounts due from related parties. See Note 4.

Income Taxes — The Company files a tax return in Hungary. Provision is made for foreign income taxes payable in Hungary at the statutory rate of 3%. In addition, the Company’s royalty income from foreign sources is subject to foreign tax withholding. Income tax expense in the Company’s statement of operations has been calculated on a separate company basis.

Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. See Note 5.

4. Related Party Transactions

The Company made an investment in Foster Wheeler Licensing Services G. P. of $190,000 on December 22, 2000 in exchange for a $190,000 note payable. Foster Wheeler Licensing Services G.P. held $190,000 Licensed Property (“LP”) that includes Intellectual Property, Confidential Information, Licensing Rights, and Marketing Intangibles of Foster Wheeler Ltd. On May 18, 2001, Foster Wheeler Licensing Services G.P. was dissolved and the Company acquired the LP in exchange for its ownership interest, although for tax purposes, the LP was considered as sold to the Company effective December 22, 2000. The LP transaction has been recorded as a transfer between entities under common control. Accordingly the LP transferred has been recorded at the affiliate’s recorded amount of $0, effective December 22, 2000. The note payable bears interest at an annual rate of 9.0%, 6.02%, and 9.0% for the periods ended December 31, 2002, 2001, and 2000, respectively. During the same periods interest expense was $17,100, $11,438, and $422, respectively. Unpaid interest at December 31, 2002, 2001, and 2000 was $4,197, $11,860, and $422, respectively.

The Company enters into licensing agreements as a Licensor of LP to certain foreign affiliates of Foster Wheeler Ltd. The affiliates pay a royalty to the Company based on an agreed upon range of between 1.6% and 4.0% of the affiliates current year net revenues (operating revenues less inter-company revenues). These agreements are for one-year periods with the right of extension and revision. Royalty income is calculated and billed on a quarterly basis. For the years ended December 31, 2002 and 2001 royalty income was $25,114 and $17,790, respectively. No royalty income was earned for the one month ended December 31, 2000.

Accounts receivable from affiliates at December 31, 2002 and 2001 includes unpaid royalty fees of $17,129 and $17,790, respectively.

On January 1, 2001, the Company entered into a Cost Sharing Agreement with certain Foster Wheeler affiliates to share their collective knowledge and to jointly develop Intangible Property. The costs of developing this property allocable to the Company shall be fifty percent of the pretax net expenses of the affiliates for the year. The agreement is effective for five years and shall automatically renew for additional two-year terms unless the Company or affiliates give thirty days notice prior to the end of the term or any renewal term. The amount of costs incurred under this agreement for the year’s ended December 31, 2002 and 2001 was $1,744 and $2,250, respectively. As of December 31, 2002 and 2001, $3,994 and $2,250, respectively, were payable to affiliates pursuant to this agreement.

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 27, 2002, December 28, 2001, and December 29, 2000.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
Notes to Financial Statements
(in thousands of dollars)

4. Related Party Transactions — (Continued)

The Management of Foster Wheeler Ltd. has considered whether there are any costs borne by affiliates of the Company that should be allocated to the Company and has determined that these costs, if any, are immaterial.

5. Income Taxes

The components of net earnings/(loss) before income taxes for the years 2002, 2001 and 2000 were taxed under the following jurisdictions:

	2002	2001	2000

Foreign	$6,142	$3,982	$(452)

The provision/(benefit) for income taxes on that net earnings was as follows:

	2002	2001	2000

Current tax expense:
Foreign	$566	$433	$—
Deferred tax expense/(benefit):
Foreign	163	115	$(13)

Total provision/(benefit) for income taxes	$729	$548	$(13)

Deferred tax assets consist of the following:

	2002	2001	2000

Net operating loss	$—	$—	$(13)
Intangible assets	$(5,435)	$(5,598)	$(5,700)

Net deferred tax assets	$(5,435)	$(5,598)	$(5,713)

The provision/(benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before taxes as a result of the following:

	2002	2001	2000

Tax (benefit)/provision at the U.S. statutory rate	35.0%	35.0%	(35.0%)
Foreign tax rate differential	(32.0)	(32.0)	32.0
Withholding tax rate	8.9	10.8	—

	11.9%	13.8%	(3.0%)

6. Security Pledged as Collateral

FWLLC has issued $200,000 Notes in the public market, which bear interest at a fixed rate of 6.75% (the “6.75% Notes”). Holders of the 6.75% Notes due November 15, 2005 have a security interest in the stock and debt of FWLLC’s subsidiaries and on facilities owned by FWLLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the Senior Credit Facility. This security interest includes the member’s interest and the debt of the Company. The Term Loan and the obligations under the letter of credit facility (collectively approximately $184,700 at December 27, 2002) have priority to the 6.75% Notes in these assets while security interest of 6.75% Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

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

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders
1995 Stock Option Plan	4,786,431	$11.18	445,069
1984 Stock Option Plan	559,668	$31.14	0
Directors Stock Option Plan	244,000	$24.02	109,000
Equity Compensation Plans Not Approved by Security Holders
Raymond J. Milchovich (1)	2,300,000	$3.53	0
Joseph T. Doyle(2)	300,000	$1.87	0
Bernard H. Cherry(3)	255,000	$1.49	0
M.J. Rosenthal & Associates, Inc.(4)	250,000	$1.88	0

Total	8,695,099	$9.93	554,069

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

ITEM 14. CONTROLS AND PROCEDURES

Included as exhibits 31.1 and 31.2 are the Certifications that is required under Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Report contains information concerning the controls evaluation referred to in the Section 302 Certifications and the information contained herein should be read in conjunction with the Certification.

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

The Company’s principal executive officer and principal financial officer, after supervising and participating in an evaluation of the effectiveness of the Company’s internal and disclosure controls and procedures as of December 27, 2002 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s internal and disclosure controls and procedures were effective.

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

(3) Exhibits

Exhibit No.	Exhibits

2.0	Agreement and Plan of Merger, dated as of May 25, 2001, among Foster Wheeler Corporation, Foster Wheeler LLC and Foster Wheeler Ltd. (Filed as Exhibit 2.0 to Foster Wheeler Ltd.’s on Form 10-Q for the quarter ended June 29, 2001 and incorporated herein by reference.)
3.1	Memorandum of Association of Foster Wheeler Ltd. (Filed as Annex II to Foster Wheeler Ltd.’s Form S-4/A (File No. 333-52468) filed on March 9, 2001 and incorporated herein by reference.)
3.2	Bye-Laws of Foster Wheeler Ltd. amended May 22, 2002. (Filed as Exhibit 3.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
4.0	Foster Wheeler Ltd. hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler Ltd. and its consolidated subsidiaries to the Commission upon request.
4.1	Rights Agreement, dated as of May 21, 2001, between Foster Wheeler Ltd. and Mellon Investor Services LLC. (Filed as Annex I to Foster Wheeler Ltd.’s Form 8-K (File No. 333-52468) dated May 25, 2001 and incorporated herein by reference.)
4.2	Amended and Restated First Supplemental Indenture, dated August 10, 2001, to the Indenture, dated as of November 15, 1995, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc. (formerly known as Foster Wheeler Energy International, Inc.), Foster Wheeler Energy Corporation, Foster Wheeler Inc., Foster Wheeler International Holdings, Inc., and BNY Midwest Trust Company. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s on Form 10-Q for the quarter ended June 29, 2001 and incorporated herein by reference.)
4.3	Second Supplemental Indenture (relating to the Indenture dated as of November 15, 1995) dated August 16, 2002, by and between Foster Wheeler LLC, the Guarantors thereto, and BNY Midwest Trust Company. (Filed as Exhibit 4.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
4.4	Registration Rights Agreement, dated as of May 31, 2001, among Foster Wheeler Ltd., Foster Wheeler LLC and Lehman Brothers Inc., Banc of America Securities LLC and First Union Securities, Inc. (Filed as Exhibit 4.6 to Foster Wheeler Ltd.’s Form S-3 (Registration No. 333-64090) filed on June 28, 2001, and incorporated herein by reference.)
4.5	Form of specimen share certificate for Foster Wheeler Ltd.’s common shares. (Filed as Annex II to Foster Wheeler Ltd.’s on Form 8-K (File No. 333-52468) filed on May 25, 2001 and incorporated herein by reference.)
4.6	First Supplemental Indenture dated February 20, 2002, between Foster Wheeler Ltd. and B.N.Y. Midwest Trust Company regarding the 6.50% Convertible Subordinated Notes due 2007. (Filed as Exhibit 4.6 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)

Back to Contents

Exhibit No.	Exhibits

4.7	Guaranty dated August 16, 2002 by the Guarantors party thereto in favor of the holders of Foster Wheeler LLC’s 6.75% notes due November 15, 2005 and BNY Midwest Trust Company. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

4.8	Indenture, dated as of May 31, 2001, among Foster Wheeler Ltd., Foster Wheeler LLC and BNY Midwest Trust Company (Filed as Exhibit 4.4 to Foster Wheeler Ltd.’s Form S-3 (Registration No. 333-64090) filed on June 28, 2001, and incorporated herein by reference.)

10.1	Retirement and Consulting Agreement of Richard J. Swift dated as of April 2, 2001. (Filed as Exhibit 10.1 to Foster Wheeler Corporation’s current report on Form 8-K (File No. 001-00286) dated April 5, 2001, and incorporated herein by reference.)

10.2	Form of Change of Control Agreement dated May 25, 2001, and entered into by the Company with executive officers. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s on Form 10-Q for the Quarter ended June 29, 2001, and incorporated herein by reference.)

10.3	Foster Wheeler Inc. Directors’ Stock Option Plan. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s post effective amendment to Form S-8 (Registration No. 333-25945) dated June 27, 2001, and incorporated herein by reference.)

10.4	1995 Stock Option Plan of Foster Wheeler Inc. (as Amended and Restated as of September 24, 2002). (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the Quarter ended September 27, 2002, and incorporated herein by reference.)

10.5	1984 Stock Option Plan of Foster Wheeler Inc. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s post effective amendment to Form S-8 (File No. 333-52468) dated June 27, 2001, and incorporated herein by reference.)

10.6	Master Guarantee Agreement, dated as of May 25, 2001, by and among Foster Wheeler LLC, Foster Wheeler International Holdings, Inc. and Foster Wheeler Ltd. (Filed as Exhibit 10.9 to Foster Wheeler Ltd.’s on Form 10-Q for the Quarter ended June 29, 2001, and incorporated herein by reference.)

10.7	Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich dated as of October 22, 2001. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the Quarter ended September 28, 2001, and incorporated herein by reference.)

10.8	Stock Option Agreement of Raymond J. Milchovich dated as of October 22, 2001. (Filed as Exhibit 10.13 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)

10.9	First Amendment to the Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich dated September 13, 2002. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K filed on September 25, 2002 and incorporated herein by reference.)

10.10	Stock Option Agreement of Raymond J. Milchovich dated September 24, 2002. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K filed on September 25, 2002 and incorporated herein by reference.)

10.11	Amendment to the Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich dated January 23, 2003. (Filed as Exhibit 10.11 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002 filed on March 25, 2003, and incorporated herein by reference.)

10.12	Employment Agreement of Joseph T. Doyle dated as of July 15, 2002. (Filed as Exhibit 10.3 to Foster Wheeler’s Form 10-Q for the Quarter ended June 28, 2002 and incorporated herein by reference.)

10.13	Change of Control Employment Agreement between Foster Wheeler Inc. and Joseph T. Doyle dated July 15, 2002. (Filed as Exhibit 10.7 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002 and incorporated herein by reference.)

10.14	Stock Option Agreement for Joseph T. Doyle dated as of July 15, 2002. (Filed as Exhibit 10.3 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002 and incorporated herein by reference.)

Back to Contents

Exhibit No.	Exhibits

10.15	Employment Agreement between Foster Wheeler Ltd. and Bernard H. Cherry dated as of September 23, 2002. (Filed as Exhibit 10.4 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002 and incorporated herein by reference.)

10.16	Change of Control Employment Agreement between Foster Wheeler Inc. and Bernard H. Cherry dated as of November 4, 2002. (Filed as Exhibit 10.5 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002 and incorporated herein by reference.)

10.17	Employment Agreement between Foster Wheeler Ltd. and Thomas R. O’Brien dated as of September 10, 2002. (Filed as Exhibit 10.6 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002 and incorporated herein by reference.)

10.18	Separation Agreement of Henry E. Bartoli dated April 17, 2002. (Filed as Exhibit 10.1 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.19	Separation Agreement of Gilles A. Renaud dated May 23, 2002. (Filed as Exhibit 10.2 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.20	Separation Agreement for James E. Schessler dated August 23, 2002. (Filed as Exhibit 10.2 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002 and incorporated herein by reference.)

10.21	Settlement Agreement dated as of January 31, 2002, by and among Robbins Resource Recovery Partners, L.P., RRRP Robbins, Inc., RRRP Illinois, LLC and the undersigned holders of 1999 Bonds issued pursuant to the Indenture representing the number of holders of 1999 Bonds as reflected in the signature lines below, Foster Wheeler LLC, its Affiliates, and their Related Persons and Sun Trust Bank (formerly known as, and as successor to Sun Trust Bank, Central Florida, National Association) in its capacity as trustee under the Indenture and as Litigation Proceeds Trustee. (Filed as Exhibit 10.6 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.22	Supplement to the Settlement Agreement dated January 31, 2002, by and among Robbins Resource Recovery Partners, L.P., RRRP Robbins, Inc., RRRP Illinois, LLC and the undersigned holders of 1999 Bonds issued pursuant to the Indenture representing the number of holders of 1999 Bonds as reflected in the signature lines below, Foster Wheeler LLC, and its Affiliates, and their Related Persons Sun Trust Bank (formerly known as, and as successor to Sun Trust Bank, Central Florida, National Association) in its capacity as trustee under the Indenture and as Litigation Proceeds Trustee is made this 31st day of January, 2002. (Filed as Exhibit 10.7 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.23	Settlement Agreement dated as of May 8, 2002, by and among Foster Wheeler LLC, the Village of Robbins, and Sun Trust Bank (formerly known as, and as successor to Sun Trust Bank, Central Florida, National Association) in its capacity as trustee under the Second Amended and Restated Mortgage, Security Agreement and Indenture of Trust dated as of October 15, 1999 and as “Litigation Proceeds Trustee” under that certain Litigation Proceeds Trust Agreement dated as of October 15, 1999 and Robbins Resource Recovery Partners L.P., RRRP Robbins, Inc. and RRRP Illinois, LLC. (Filed as Exhibit 10.8 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.24	The Foster Wheeler Annual Incentive Plan for 2002 and Subsequent Years. (Filed as Exhibit 10.11 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

10.25	Third Amended and Restated Term Loan and Revolving Credit agreement dated August 16, 2002, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc., Foster Wheeler Energy Corporation, the Guarantors thereto and Bank of America, N.A. (Filed as Exhibit 10.12 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)

Back to Contents

Exhibit No.	Exhibits

10.26	Amendment No. 1 dated as of November 8, 2002 to the Third Amended and Restated Term Loan and Revolving Credit Agreement dated as of August 2, 2002 among Foster Wheeler LLC, the Borrowing Subsidiaries, the Guarantors, the Lenders and the Bank of America, N.A. as Administrative Agent and Collateral Agent and Banc of America Securities LLC, as Lead Arranger and Book Manager. (Filed as Exhibit 10.8 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002 and incorporated herein by reference.)
10.27	Security Agreement dated August 16, 2002, made by Foster Wheeler LLC and the Grantors thereto and the Bank of America, N.A. (Filed as Exhibit 10.13 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.28	Guaranty and Suretyship Agreement dated August 16, 2002 made by Foster Wheeler LLC, Foster Wheeler Ltd., Foster Wheeler Inc., Foster Wheeler International Holdings, Inc. and Energy (NJ) QRS 15-10, Inc. (Filed as Exhibit 10.14 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.29	Lease Agreement dated August 16, 2002, by and among Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.15 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.30	Amendment to the Lease Agreement dated August 16, 2002 between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.30 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002 filed on March 25, 2003, and incorporated herein by reference.)
10.31	Loan and Security Agreement dated August 15, 2002 by and among Foster Wheeler Funding LLC, the Lenders that are signatories thereto and Foothill Capital Corporation. (Filed as Exhibit 10.16 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.32	Performance Guaranty dated August 15, 2002, by Foster Wheeler in favor of Foothill Capital Corporation. (Filed as Exhibit 10.17 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.33	Servicing Agreement dated as of August 15, 2002, among Foster Wheeler Funding LLC, Foothill Capital Corporation, and Foster Wheeler Capital & Finance Corporation. (Filed as Exhibit 10.18 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.34	Purchase, Sale and Contribution Agreement dated August 15, 2002 among Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Energy Corporation, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc., Foster Wheeler Zack, Inc., Foster Wheeler Energy Services, Inc. and Foster Wheeler Funding LLC. (Filed as Exhibit 10.19 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.35	Amendment No. 2 dated March 24, 2003 to the Third Amended and Restated Term Loan and Revolving Credit Agreement dated as of August 2, 2002, as amended by Amendment No. 1 dated as of November 8, 2002, among Foster Wheeler LLC, the Borrowing Subsidiaries, the Guarantors, the Lenders and the Bank of America, N.A. as Administrative Agent and Collateral Agent and Banc of America Securities LLC, as Lead Arranger and Book Manager. (Filed as Exhibit 10.35 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002 filed on March 25, 2003, and incorporated herein by reference.)
12.1	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Preferred Shares Dividend Requirements.
21.0	Subsidiaries of the Registrant. (Filed as Exhibit 21.0 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002 filed on March 25, 2003, and incorporated herein by reference.)
23.0	Consent of Independent Accountants.
31.1	Section 302 Certification of Raymond J. Milchovich.
31.2	Section 302 Certification of Kenneth A. Hiltz.
32.1	Section 906 Certification of Raymond J. Milchovich.
32.2	Section 906 Certification of Kenneth A. Hiltz.

Back to Contents

(b) Reports on Form 8-K

Report Date	Description

December 4, 2002	Foster Wheeler announced its intention to close the Dansville, New York manufacturing facility (Items 5 and 7).
March 10, 2003	Foster Wheeler announced the sale of the operating business of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, to Tetra Tech, Inc. on March 7, 2003 (Items 5, 7 and 9).

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

FOSTER WHEELER LTD. (Registrant)

Date: December 19, 2003	BY:	/s/ LISA FRIES GARDNER

Lisa Fries Gardner Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed, as of December 19, 2003, by the following persons on behalf of the Registrant, in the capacities indicated.

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

Back to Contents

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Foster Wheeler Ltd.:

Our audits of the consolidated financial statements referred to in our report dated March 25, 2003, except for Notes 24B and 24C as to which the date is June 18, 2003 and for Note 24A as to which the date is December 16, 2003, appearing in this annual Report on Form 10-K/A Amendment No. 2 (which report contains an explanatory paragraph regarding the Company’s ability to continue as a going concern) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K/A Amendment No. 2. In our opinion, this financial statement schedule, as restated, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
December 16, 2003

Back to Contents

FOSTER WHEELER LTD.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(Amounts in Thousands)

	2002 (Restated)
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(2)	Deductions	Balance at the End of the Year

Reserve for Insurance Claims Receivable	$18,836	$26,200		$7,159	$37,877

Allowance for Doubtful Accounts(1)	$2,988	$19,608		$5,999	$16,597

	2001

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(2)	Deductions	Balance at the End of the Year

Reserve for Insurance Claims Receivable	$7,192		$11,300	$(344)	$18,836

Allowance for Doubtful Accounts(1)	$3,379	$1,190		$1,581	$2,988

	2000

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(2)	Deductions	Balance at the End of the Year

Reserve for Insurance Claims Receivable	$9,943			$2,751	$7,192

Allowance for Doubtful Accounts(1)	$1,413	$3,315		$1,349	$3,379

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