Form 10-K
period 2003-12-26
FOSTER WHEELER LTD
filed 2004-03-12
CIK 1130385

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .......... to ..........

Commission file number 001-31305

FOSTER WHEELER LTD.
(Exact Name of Registrant as Specified in its Charter)

BERMUDA	22-3802649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Perryville Corporate Park, Clinton, New Jersey	08809-4000
(Address of Principal Executive Offices)	(Zip Code)

(908) 730-4000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on which Registered)
Foster Wheeler Ltd. Common Stock, $1.00 par value	Over-the-Counter Bulletin Board

FW Preferred Capital Trust I	Over-the-Counter Bulletin Board
9.00% Preferred Securities, Series I (Guaranteed by Foster Wheeler LLC)

Securities registered pursuant to Section 12(g) of the Act:
NONE
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form  10-K or any amendment to this Form  10-K.  [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  Yes  No

As of June 27, 2003, 40,771,560 shares of the Registrant’s Common Shares were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was approximately $86,238,763 (based on the last price on that date of $2.12 per share), assuming for these purposes, but without conceding, that all executive officers and directors are affiliates of the Registrant.

List hereunder the following documents, if incorporated by reference, and the Part of the Form 10-K into which the document is incorporated:

DOCUMENTS INCORPORATED BY REFERENCE: None

FOSTER WHEELER LTD.

2003 Form 10-K Annual Report

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

Back to Contents

PART I

ITEM 1. BUSINESS

General Development of Business:

Foster Wheeler Ltd. was incorporated under the laws of Bermuda in 2001. Effective May 25, 2001, Foster Wheeler Corporation, which was originally incorporated under the laws of the State of New York in 1900, underwent a reorganization pursuant to which shareholders received one share of Foster Wheeler Ltd. for each share of Foster Wheeler Corporation they owned. Foster Wheeler Ltd. is incorporated under the laws of Bermuda and is essentially a holding company that owns the stock of various subsidiary companies. Except as the context otherwise requires, the terms “Foster Wheeler” or the “Company,” as used herein, include Foster Wheeler Ltd. and its direct and indirect subsidiaries.

Recent Developments
(amounts in thousands of dollars)

As part of its debt restructuring plan, the Company and certain of its subsidiaries filed an amended registration statement with the Securities and Exchange Commission (“SEC”) on December 22, 2003, and as further amended on January 13, 2004, relating to an offer for all of the existing $175,000 Preferred Trust Securities, $210,000 Convertible Notes, $113,300 Robbins bonds, and $200,000 2005 Senior Notes (the “Senior Notes”) due 2005. The S-4 is expected to be amended and filed after this Form 10-K is filed.

On February 5, 2004, the Company announced, in support of its restructuring activities, a number of institutional investors have committed to provide $120,000 of new financing to the Company to replace the current term loan and the revolving credit facility portions of its Senior Credit Facility. This commitment is contingent upon the completion of the proposed exchange offer. Additionally, the Company has discontinued its previously announced plans to divest one of its European operating units.

The total amount of debt and preferred trust securities subject to the exchange offer is approximately $700,000. Interest expense incurred on this debt in 2003 totaled approximately $55,000. The Company is offering a mix of equity as well as debt with longer maturities in exchange for these securities. The Company anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer; however, there can be no assurance that the Company will complete the exchange offer on acceptable terms, or at all.

Financial Information About Industry Segments:

See Note 23 to the consolidated financial statements in this Form 10-K.

Narrative Description of Business:
(amounts in thousands of dollars)

The business of the Company falls within two business groups. The Engineering and Construction Group (the “E & C Group”) designs, engineers, and constructs petroleum processing facilities (upstream and downstream), chemical, petrochemical, pharmaceutical, natural gas liquefaction (LNG) facilities, LNG receiving terminals, and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment and water treatment facilities. The E & C Group provides direct technical and management services, and purchases equipment, materials and services from third party vendors and subcontractors. The group has industry leading technology in delayed coking, solvent de-asphalting, and hydrogen production. The E & C Group also provides environmental remediation services, together with related technical, design and regulatory services; however, the domestic U.S. environmental remediation business was sold in 2003. The Energy Group designs, manufactures and erects steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and municipal solid waste, waste wood, and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOx burners. Site services related to these products encompass full plant construction, maintenance engineering, plant upgrading and life extension and plant repowering. The Energy Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, the Energy Group builds, owns and operates cogeneration, independent power production and resource recovery facilities, as well as facilities for the process and petrochemical industries. The Energy Group generates revenues from

Back to Contents

construction and operating activities pursuant to long-term sale of project outputs (i.e., electricity contracts), operating and maintenance agreements and from returns on its equity positions.

Foster Wheeler markets its services and products through a worldwide staff of sales and marketing personnel, and through a network of sales representatives. The Company’s businesses are not seasonal nor are they dependent on a limited group of customers. No single customer accounted for ten percent or more of Foster Wheeler’s consolidated revenues in fiscal 2003, 2002 or 2001.

The materials used in Foster Wheeler’s manufacturing and construction operations are obtained from both domestic and foreign sources. Materials, which consist mainly of steel products and manufactured items, are heavily dependent on foreign sources, particularly for overseas projects.

On November 25, 2002, President Bush signed the National Security Act that, in part, imposed new regulations pertaining to the importation of goods into the U.S. This Act is now managed under the Department of Homeland Security. As a frequent importer of project materials, the Company has reviewed its procedures involving importation and export of material into and out of the U.S., Canada and Mexico. To date, record keeping as required by the government has been updated, and new powers of attorney have been issued to the Company’s customs brokers in order to properly control all documentation and manage imports/exports efficiently and within compliance with the new regulations. The Company’s import bonds have been updated and consolidated; reducing the number of bonds the Company must carry. HTS Codes for imported materials have been reviewed and updated in order to ensure that correct duties, where applicable, are paid. Where appropriate, corrections have been made to prior entries resulting in refunds to the Company. The Company continues to monitor changes published by the Department of Homeland Security in order to maintain a current position with all regulations and requirements.

Foster Wheeler owns and licenses patents, trademarks and know-how, which are used in each of its business groups. The life cycle of the patents and trademarks are of varying durations. Neither business group is materially dependent on any particular or related patent or trademark. Foster Wheeler has granted licenses to companies throughout the world to manufacture stationary steam generators and related equipment and certain of its other products. Principal licensees are located in Japan and China.

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

Foster Wheeler’s unfilled orders by business segment as of December 26, 2003 and December 27, 2002 are detailed below.

	2003	2002

Engineering and Construction Group	$1,342,700	$4,018,000	*
Energy Group	946,000	1,436,300
Corporate and Financial Services (including eliminations)	(3,300)	(8,400)

	$2,285,400	$5,445,900	*

Unfilled orders of projects at December 26, 2003 and December 27, 2002 consisted of:

	2003		2002

Signed contracts	$2,273,900	*	$5,312,900	*
Letters of intent and contracts awarded but not finalized	11,500		133,000

	$2,285,400	*	$5,445,900	*

*The decline in backlog includes a reduction of approximately $1,800,000 related to the sale of certain assets of Foster Wheeler Environmental Corporation (“Environmental”) in 2003.

Back to Contents

The elapsed time from the award of a contract to completion of performance may be up to four years. The dollar amount of unfilled orders is not necessarily indicative of the future earnings of the Company related to the performance of such work. The E & C Group frequently purchases materials, equipment, and third party services at cost for clients on a cash neutral/reimbursable basis. Such amounts are recorded both as revenues and cost of operating revenues, with no profit recognized. Although unfilled orders represent only business that is considered firm, there can be no assurance that cancellations or scope adjustments will not occur. The Company cannot predict with certainty the portion of unfilled orders that will be performed, or the timing of the projects’ execution, because of factors outside of the Company’s control. These factors include client mandated changes to project scope and schedule or project cancellations.

Refer to Part II, Item 7 for a discussion of the changes in unfilled orders for the periods presented.

Many companies compete in the engineering and construction business. Management of the Company estimates, based on an industry publication “Engineering News-Record” that Foster Wheeler is among the twenty largest of the many large and small companies engaged in designing, engineering and constructing petroleum refineries, petrochemical, chemical and pharmaceutical facilities. Neither Foster Wheeler nor any other single company contributes a large percentage of the total design, engineering and construction business servicing the global businesses previously noted. Many companies also compete in the global energy business.

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

Foster Wheeler employed 6,661 full-time employees at December 26, 2003. The following table indicates the number of full-time employees in each of its business groups on the dates indicated. Common services performed prior to 2002 by Corporate and Financial Services (“C & F”) on behalf of the E & C and Energy Groups were estimated allocations.

	December 26, 2003	December 27, 2002		December 28, 2001

Engineering and Construction	4,500	6,136	*	7,216	*
Energy Group	2,091	2,744		3,156
Corporate and Financial Services	70	65		22

	6,661	8,945		10,394

*Includes 1,122 for 2002 and 1,223 for 2001, for Environmental, who were terminated when certain assets of which were sold in 2003.

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

Foster Wheeler Ltd.’s financial statements are prepared on a going concern basis, but the Company may not be able to continue as a going concern.

The consolidated financial statements of Foster Wheeler Ltd., for the fiscal year ended December 26, 2003, are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities

Back to Contents

in the normal course of business. The Company may not, however, be able to continue as a going concern. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations, including those resulting from asbestos related liabilities, as well as our maintaining credit facilities and bonding capacity adequate to conduct our business. The Company incurred significant losses in each of the years in the three-year period ended December 26, 2003 and had a shareholder deficit of approximately $872,400 at December 26, 2003. The Company has substantial debt obligations and during 2002 was unable to comply with certain debt covenants under its previous revolving credit agreement. Accordingly, the Company received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the Company amended the new agreement to provide covenant relief of up to $180,000 of gross pretax charges recorded in the third quarter of 2002 and also to provide that up to an additional $63,000 in pretax charges related to specific contingencies could be excluded from the covenant calculation through December 31, 2003, if incurred. In March 2003, the Company again amended the agreement to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants and the minimum earnings before interest expense, income taxes, depreciation and amortization and senior debt ratio. The Company may not be able to comply with the terms of the senior secured credit agreement, as amended, and other debt agreements during 2004 or thereafter. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Foster Wheeler might not be able to implement its financial restructuring plan and might not be able to restructure its indebtedness in a manner that would allow Foster Wheeler to remain a going concern.

The Company’s planned restructuring contemplates, in part, a debt for equity exchange offer. The Company may not be able to complete the components of the restructuring plan on acceptable terms, or at all. If the Company does not complete the restructuring plan, there will continue to be substantial doubt about the Company’s ability to continue as a going concern. Even if the Company completes the restructuring plan, the Company may be left with too much debt and too few assets to survive. If the Company is successful in the restructuring plan, the Company will have to continue to improve its business operations, including its contracting and execution process, to achieve its forecast and continue as a going concern. Even if the Company successfully completes the proposed exchange offer, the Company may not be able to continue as a going concern.

Foster Wheeler’s U.S. operations, which include the corporate center, are cash-flow negative and the ability to repatriate funds from the non-U.S. subsidiaries is restricted by a number of factors. Accordingly, the Company is limited in its ability to use these funds for working capital purposes, to repay debt or to satisfy other obligations, which could limit the Company’s ability to continue as a going concern.

The Company’s U.S. operations, which include the corporate center, are cash-flow negative and are expected to continue to generate negative cash flow due to a number of factors. These factors include costs related to the litigation and settlement of asbestos related claims, interest on indebtedness, obligations to fund U.S. pension plans and other expenses related to corporate overhead. As of December 26, 2003, Foster Wheeler Ltd. and Foster Wheeler LLC had aggregate indebtedness of $1,000,000, all of which must be funded from distributions from subsidiaries of Foster Wheeler LLC. As of December 26, 2003, the Company had cash, cash equivalents, short-term investments and restricted cash of approximately $430,200, of which approximately $366,700 was held by the non-U.S. subsidiaries. The Company will require cash distributions from its non-U.S. subsidiaries to meet an anticipated $61,000 of the U.S. operations’ minimum working capital needs in 2004. There are significant legal and contractual restrictions on the ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities and for other general corporate purposes. In addition, certain of the non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory minimum capitalization provisions in their jurisdictions of organization that restrict the amount of funds that the subsidiary may distribute. Distributions in excess of these specified amounts would cause the Company to violate the terms of the agreements or applicable law which could result in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, the Company may not be able to utilize funds held by its non-U.S. subsidiaries or future earnings of those subsidiaries to fund its working capital requirements, to repay debt or to satisfy other obligations of the U.S. operations, which could limit the Company’s ability to continue as a going concern. The Company may not be able to continue as a going concern even if the Company successfully completes the exchange offer.

Back to Contents

Foster Wheeler’s international operations involve risks that may limit or disrupt operations, limit repatriation of earnings, increase foreign taxation or otherwise have a material adverse effect on the business and results of operations.

The Company has substantial international operations that are conducted through foreign and domestic subsidiaries, as well as through agreements with foreign joint venture partners. The international operations accounted for approximately 76% of our fiscal year 2003 operating revenues and substantially all of the operating cash flow. The Company has international operations throughout the world, including operations in Europe, the Middle East, Asia and South America. The foreign operations are subject to risks that could materially adversely affect the business and results of operations, including:

•	uncertain political, legal and economic environments;

•	potential incompatibility with foreign joint venture partners;

•	foreign currency controls and fluctuations;

•	energy prices;

•	terrorist attacks against facilities owned or operated by U.S. companies;

•	war and civil disturbances; and

•	labor problems.

Because of these risks, the international operations may be limited, or disrupted; may be restricted in moving funds; may lose contract rights; foreign taxation may be increased; or may be limited in repatriating earnings. In addition, in some cases, applicable law and joint venture or other agreements may provide that each joint venture partner is jointly and severally liable for all liabilities of the venture. These events and liabilities could have a material adverse effect on the Company’s business and results of operations.

Foster Wheeler’s high levels of debt and significant interest payment obligations could limit the funds the Company has available for working capital, capital expenditures, dividend payments, acquisitions and other business purposes which could adversely impact the business.

The Company has debt in the form of secured bank loans, other debt securities that have been sold to investors and the Robbins bonds. As of December 26, 2003, Foster Wheeler Ltd.’s total consolidated debt amounted to approximately $1,000,000, $137,200 of which was comprised of limited recourse project debt of special purpose subsidiaries. This debt includes $128,200 of debt under the Senior Credit Facility, $200,000 of debt under the Senior Notes, $210,000 of convertible notes, $175,000 of Preferred Trust Securities and $113,300 of Robbins bonds. In addition, the Senior Credit Facility requires the Company either to repay $100,000 of indebtedness thereunder by March 31, 2004 or, in the alternative, pay a fee of up to approximately $14,000 and increase the annual interest rate on the borrowings thereunder by an additional 0.5% per quarter until the Company has repaid $100,000 of indebtedness thereunder. The Company will likely not have sufficient funds available to pay any of this long-term debt upon maturity.

Over the last five years, the Company has been required to allocate a significant portion of its earnings to pay interest on debt. After paying interest on debt, the Company has fewer funds available for working capital, capital expenditures, acquisitions and other business purposes. This could limit the Company’s ability to respond to changing market conditions, limit the ability to expand through acquisitions, increase the vulnerability to adverse economic and industry conditions and place the Company at a competitive disadvantage compared to competitors that have less indebtedness. In addition, certain of the Company’s borrowings are at variable rates of interest that expose the Company to the risk of a rise in interest rates. Based on the rates in effect in 2003, the debt service payment obligations under the currently outstanding debt for 2003 totaled approximately $100,000 and will be about the same for 2004. If the interest rate on the variable rate debt were to increase by one percentage point, the annual debt service payment obligations would increase by $1,500.

Back to Contents

Foster Wheeler’s various debt agreements impose significant operating and financial restrictions, which may prevent the Company from capitalizing on business opportunities and taking some corporate actions which could materially adversely affect the Company’s business.

The Company’s various debt agreements impose significant operating and financial restrictions on the Company. These restrictions limit the ability to incur indebtedness, pay dividends or make other distributions, make investments and sell assets. Failure to comply with these covenants may allow lenders to elect to accelerate the repayment dates with respect to such debt. The Company would not be able to repay such indebtedness, if accelerated and as a consequence may be unable to continue operating as a going concern. The failure to repay such amounts under the senior secured credit agreement and indentures would have a material adverse effect on the Company’s financial condition and operations and result in defaults under the terms of the Company’s other indebtedness.

Foster Wheeler faces severe restrictions on the ability to obtain new letters of credit, bank guarantees and performance bonds from banks and surety on the same terms as the Company has historically. If the Company is unable to obtain letters of credit, bank guarantees, or performance bonds on reasonable terms, the business would be materially adversely affected.

It is customary in the industries in which the Company operates to provide letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. The Company has traditionally obtained letters of credit or bank guarantees from the banks, or performance bonds from a surety on an unsecured basis. Due to the financial condition and current credit ratings, as well as changes in the bank and surety markets, the Company is now required in certain circumstances to provide collateral to banks and the surety to obtain new letters of credit, bank guarantees and performance bonds. If the Company is unable to provide sufficient collateral to secure the letters of credit, bank guarantees, and performance bonds, the ability to enter into new contracts could be materially limited.

Providing security to obtain letters of credit, bank guarantees and performance bonds increases the Company’s working capital needs and limits the ability to provide bonds, guarantees, and letters of credit, and to repatriate funds or pay dividends. The Company may not be able to continue obtaining new letters of credit, bank guarantees, and performance bonds on either a secured or an unsecured basis in sufficient quantities to match the business requirements. As the senior secured credit agreement matures in April 2005, after April 2004, the Company will no longer have the ability to obtain one-year letters of credit. If the Company’s financial condition further deteriorates, the Company may also be required to provide cash collateral or other security to maintain existing letters of credit, bank guarantees and performance bonds. If this occurs, the ability to perform under existing contracts may be adversely affected.

Foster Wheeler’s current and future lump-sum, or fixed price, contracts and other shared risk contracts may result in significant losses if costs are greater than anticipated.

Many of the contracts are lump-sum contracts and other shared risk contracts that are inherently risky because the Company agrees to the selling price of the project at the time the Company enters the contracts. The selling price is based on estimates of the ultimate cost of the contract and the Company assumes substantially all of the risks associated with completing the project, as well as the post-completion warranty obligations. In 2003 and 2002, the Company took charges of approximately $30,800 and $216,700 respectively, relating to underestimated costs and post-completion warranty obligations primarily on lump-sum contracts.

The Company also assumes the project’s technical risk, meaning that the Company must tailor products and systems to satisfy the technical requirements of a project even though, at the time the project is awarded, the Company may not have previously produced such a product or system. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to changes in a variety of factors, including but not limited to:

•	unanticipated technical problems with the equipment being supplied or developed by the Company, which may require that the Company spend its own money to remedy the problem;

•	changes in the costs of components, materials or labor;

•	difficulties in obtaining required governmental permits or approvals;

Back to Contents

•	changes in local laws and regulations;

•	changes in local labor conditions;

•	project modifications creating unanticipated costs;

•	delays caused by local weather conditions; and

•	the Company’s suppliers’ or subcontractors’ failure to perform.

These risks are exacerbated if the duration of the project is long-term because there is an increased risk that the circumstances upon which the Company based its original bid will change in a manner that increases its costs. In addition, the Company sometimes bears the risk of delays caused by unexpected conditions or events. Long-term, fixed price projects often make the Company subject to penalties if portions of the project are not completed in accordance with agreed-upon time limits. Therefore, significant losses can result from performing large, long-term projects on a lump-sum basis. These losses may be material and could negatively impact the business, financial condition and results of operations.

Foster Wheeler may be unable to successfully implement its performance improvement plan which could negatively impact its results of operations.

In order to mitigate future charges due to underestimated costs on lump-sum contracts and to otherwise reduce operating costs, in March 2002 the Company undertook, and is continuing to implement, a series of management performance enhancements. This plan may not be successful and the Company may record significant charges and its operating costs may increase in the future.

Foster Wheeler plans to expand the operations of its engineering and construction group which could negatively impact the group’s performance and bonding capacity.

The Company plans to expand the operations of its engineering and construction group to increase the size and number of lump-sum turnkey contracts, sometimes in countries where the Company has limited previous experience. The Company may bid for and enter into such contracts through partnerships or joint ventures with third parties that have greater bonding capacity than the Company. This would increase the Company’s ability to bid for the contracts. Entering into these partnerships or joint ventures will expose the Company to credit and performance risks of those third party partners which could have a negative impact on the business and results of operations if these parties fail to perform under the arrangements.

Foster Wheeler has high working capital requirements and will be required to refinance some of its indebtedness in the near term and may have difficulty obtaining financing which would have a negative impact on its financial condition.

The Company’s business requires a significant amount of working capital and the U.S. operations, including the corporate center are, and are expected to continue to be, cash-flow negative in the near future. In many cases, significant amounts of working capital are required to finance the purchase of materials and performance of engineering, construction and other work on projects before payment is received from customers. In some cases, the Company is contractually obligated to its customers to fund working capital on its projects. Moreover, the Company may need to incur additional indebtedness in the future to satisfy its working capital needs. In addition, the Senior Credit Facility and any Senior Notes not exchanged and which remain outstanding after the debt exchange offer described under the section titled “Recent Developments” mature in April 2005 and November 2005, respectively, will need to be repaid or refinanced. As a result, the Company is subject to risks associated with debt financing, including increased interest expense, insufficient cash flow to meet required payments on the debt, inability to meet credit facility covenants and inability to refinance or repay debt as it becomes due.

The Company’s working capital requirements may increase if the Company is required to give its customers more favorable payment terms under contracts to compete successfully for certain projects. These terms may include reduced advance payments, and payment schedules that are less favorable. In addition, the working capital requirements have increased in recent years because the Company has had to advance funds to complete projects under lump-sum contracts and have been involved in lengthy arbitration or litigation proceedings to recover these amounts. All of these factors may result, or have resulted, in increases in the amount of contracts in process

Back to Contents

and receivables and short-term borrowings. Continued increases in working capital requirements would have a material adverse effect on the Company’s financial condition and results of operations.

Projects included in the Company’s backlog may be delayed or cancelled which could materially harm its cash flow position, revenues and earnings.

The dollar amount of backlog does not necessarily indicate future earnings related to the performance of that work. Backlog refers to expected future revenues under signed contracts, contracts awarded but not finalized and letters of intent which management has determined are likely to be performed. Backlog projects represent only business that is considered firm, although cancellations or scope adjustments may occur. Due to changes in project scope and schedule, the Company cannot predict with certainty when or if backlog will be performed. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed. Any delay, cancellation or payment default could materially harm the Company’s cash flow position, revenues and/or earnings.

Backlog at the end of 2003 declined 58% as compared to the year 2002. This decline is primarily attributable to the sale of assets of Environmental and the completion of several large projects that were booked into backlog in 2002 and executed in 2003. Backlog may continue to decline.

The cost of Foster Wheeler’s current and future asbestos claims could be substantially higher than the Company had estimated, which could materially adversely affect our financial condition.

Some of the Company’s subsidiaries are named as defendants in numerous lawsuits and out-of-court administrative claims pending in the United States in which the plaintiffs claim damages for bodily injury or death arising from exposure to asbestos in connection with work performed and heat exchange devices assembled, installed and/or sold by those subsidiaries. The Company expects these subsidiaries to be named as defendants in similar suits and claims brought in the future. For purposes of the Company’s financial statements, the Company has estimated the indemnity payments and defense costs to be incurred in resolving pending and forecasted claims through year end 2018. Although we believe our estimates are reasonable, the actual number of future claims brought against us and the cost of resolving these claims could be substantially higher than the estimates. Some of the factors that may result in the costs of these claims being higher than current estimates include:

•	the rate at which new claims are filed;

•	the number of new claimants;

•	changes in the mix of diseases alleged to be suffered by the claimants, such as type of cancer, asbestosis or other illness;

•	increases in legal fees or other defense costs associated with these claims;

•	increases in indemnity payments as a result of more expensive medical treatments for asbestos related diseases;

•	bankruptcies of other asbestos defendants, causing a reduction in the number of available solvent defendants and thereby increasing the number of claims and the size of demands against our subsidiaries;

•	adverse jury verdicts requiring us to pay damages in amounts greater than we expect to pay in settlement;

•	changes in legislative or judicial standards which make successful defense of claims against our subsidiaries more difficult; or

•	enactment of legislation requiring us to contribute amounts to a national settlement trust in excess of our expected net liability, after insurance, in the tort system.

The total liability recorded on the balance sheet is based on estimated indemnity payments and defense costs expected to be incurred through year end 2018. The Company believes that it is likely that there will be new claims filed after 2018, but in light of uncertainties inherent in long-term forecasts, the Company does not believe that it can reasonably estimate the indemnity payments and defense costs which might be incurred after 2018. The

Back to Contents

forecast contemplates new claims requiring indemnity will decline from year to year. Failure of future claims to decline as the Company expects will result in the aggregate liability for asbestos claims being higher than estimated.

The forecast is based on a curvilinear regression model, which employs the statistical analysis of our historical claims data to generate a trend line for future claims. Although the Company believes this forecast method is reasonable, other forecast methods that attempt to estimate the population of living persons who could claim they were exposed to asbestos at worksites where the Company’s subsidiaries performed work or sold equipment, could also be used and might project higher numbers of future claims than forecast.

All of these factors could cause the actual claims, indemnity payments and defense costs to exceed estimates. The Company periodically updates its forecasts to take into consideration recent claims experience and other developments, such as legislation, that may affect our estimates of future asbestos related costs. The announcement of increases to asbestos reserves as a result of revised forecasts, adverse jury verdicts or other negative developments involving asbestos litigation may cause the value or trading prices of the Company’s securities to decrease significantly. These negative developments could cause the Company to default under covenants in our indebtedness relating to judgments against the Company and material adverse changes, cause the Company’s credit ratings to be downgraded, restrict the Company’s access to the capital markets and otherwise have a material adverse effect on the Company’s financial condition, results of operations, cash flows and liquidity.

The amount and timing of insurance recoveries of the Company’s asbestos related costs is uncertain. The failure to obtain insurance recoveries would cause a material adverse effect on the Company’s financial condition.

The Company believes that substantially all of its subsidiaries liability and defense costs for asbestos claims will be covered by insurance. The balance sheet as of December 26, 2003, includes as an asset an aggregate of approximately $555,400 in probable insurance recoveries relating to a liability for pending and expected future asbestos claims through year end 2018. Under an interim funding agreement in place with a number of our insurers from 1993 through June 12, 2001, these insurers paid a substantial portion of the costs incurred prior to 2002, and a portion of the costs incurred in connection with resolving asbestos claims during 2002 and 2003. The interim funding agreement was terminated in 2003. On February 13, 2001, litigation was commenced against the Company’s subsidiaries by certain insurers that were parties to the interim funding agreement seeking to recover from other insurers amounts previously paid by them under the interim funding agreement and to adjudicate their rights and responsibilities under the subsidiaries’ insurance policies.

As a result of the termination of the interim funding agreement, we have had to cover a substantial portion of the settlement payments and defense costs out of working capital. However, the Company’s subsidiaries recently entered into several settlement agreements calling for insurers to make lump sum payments, as well as payments over time, for use by the subsidiaries to fund asbestos related indemnity and defense costs. Some of those settlements also reimbursed the subsidiaries for portions of the out of pocket costs. The Company is in the process of negotiating additional settlements in order to minimize the amount of future costs the Company will be required to fund out of working capital. If the subsidiaries can not achieve settlements in amounts necessary to cover its future costs, the subsidiaries will continue to fund a portion of future costs out of pocket, which will reduce cash flow and working capital and will adversely affect liquidity.

Although the Company continues to believe that insurers eventually will reimburse its subsidiaries for substantially all of the their prior asbestos related costs, and to pay substantially all such future costs, their ability ultimately to recover a substantial portion of future asbestos related costs from insurance is dependent on successful resolution of outstanding coverage issues related to our insurance policies. These issues include:

•	disputes regarding allocations of liabilities among the subsidiaries and the insurers;

•	the effect of deductibles and policy limits on available insurance coverage; and

•	the characterization of asbestos claims brought against the subsidiaries as product related or non-product related.

An adverse outcome in the insurance litigation on these coverage issues could materially limit our insurance recoveries.

In addition, even if these coverage issues are resolved in a manner favorable to us, we may not be able to collect all of the amounts due under our insurance policies. Our recoveries will be limited by insolvencies among our insurers. We are aware of at least two of our significant insurers which are currently insolvent, and other insurers

Back to Contents

may become insolvent in the future. Our insurers may also fail to reimburse amounts owed to us on a timely basis. If we do not receive timely payment from our insurers, we may be unable to make required payments under settlement agreements with asbestos plaintiffs or to fund amounts required to be posted with the court in order to appeal trial judgments. If we are unable to file such appeals, the Company’s subsidiaries may be ordered to pay large damage awards arising from adverse jury verdicts, and such awards may exceed our available cash. Any failure to realize expected insurance recoveries, and any delays in receiving from our insurers amounts owed to the subsidiaries, will reduce cash flow and adversely affect liquidity and could have a material adverse effect on the Company’s financial condition.

Claims made by Foster Wheeler against project owners for payment have increased over the last few years and failure by the Company to recover adequately on future claims could have a material adverse effect upon the Company’s financial condition, results of operations and cash flows.

Project claims increased as a result of the increase in lump-sum contracts between the years 1992 and 2000. Project claims are claims brought by the Company against project owners for additional costs exceeding the contract price or amounts not included in the original contract price. These claims typically arise from changes in the initial scope of work or from owner caused delays. These claims are often subject to lengthy arbitration or litigation proceedings. The costs associated with these changes or owner caused delays include additional direct costs, such as labor and material costs associated with the performance of the additional work, as well as indirect costs that may arise due to delays in the completion of the project, such as increased labor costs resulting from changes in labor markets. The Company has used significant additional working capital in projects with cost overruns pending the resolution of the relevant project claims. Project claims may continue in the future.

In 2002, the Company reduced its estimates of claim recoveries to reflect recent adverse experience due to management’s desire to monetize claims, and poor economic conditions. As of December 26, 2003, the Company had $0 of outstanding claims. In 2002, the Company recorded approximately $136,200 in pretax contract related charges as a result of claims reassessment. Management continues to pursue claims, but may not recover the full amount of these claims, and any future recoveries of these claims, if any, will be reflected as gains in the consolidated statement of operations. In 2003, the Company recorded a net gain related to contract claims of $1,500.

The Company also faces a number of counterclaims brought against us by certain project owners in connection with several of the project claims described above. If the Company is found liable for any of these counterclaims, the Company would have to incur write downs and charges against earnings to the extent a reserve is not established. Failure to recover amounts under these claims and charges related to counterclaims could have a material adverse impact on the Company’s liquidity and financial condition.

Because operations are concentrated in four particular industries, Foster Wheeler may be adversely impacted by economic or other developments in these industries.

The Company derives a significant amount of revenues from services provided to corporations that are concentrated in four industries: power, oil and gas, pharmaceuticals and chemical/petrochemical. Unfavorable economic or other developments in one or more of these industries could adversely affect the Company’s customers and could have a material adverse effect on financial condition and results of operations.

Foster Wheeler’s failure to successfully manage geographically diverse operations could impair its ability to react quickly to changing business and market conditions and comply with industry standards and procedures.

The Company operates in more than 55 countries around the world, with approximately 5,400, or 81%, of its employees located outside of the United States. In order to manage our day-to-day operations, management must overcome cultural and language barriers and assimilate different business practices. In addition, the Company is required to create compensation programs, employment policies and other administrative programs that comply with the laws of multiple countries. Failure to successfully manage geographically diverse operations could impair the Company’s ability to react quickly to changing business and market conditions and comply with industry standards and procedures.

Back to Contents

Foster Wheeler may lose business to competitors who have greater financial resources.

The Company is engaged in highly competitive businesses in which customer contracts are often awarded through bidding processes based on price and the acceptance of certain risks. The Company competes with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. Some competitors have greater financial and other resources than Foster Wheeler and may have significantly more favorable leverage ratios. Because financial strength is a factor in deciding whether to grant a contract in the business, the Company’s competitors’ more favorable leverage ratios give them a competitive advantage and could prevent the Company from obtaining contracts for which the Company has bid.

A failure by Foster Wheeler to attract and retain qualified personnel, joint venture partners, advisors and subcontractors could have an adverse effect on the Company.

The ability to attract and retain qualified engineers and other professional personnel, as well as joint venture partners, advisors and subcontractors, will be an important factor in determining future success. The market for these professionals, joint venture partners, advisors and subcontractors is competitive, and the Company may not be successful in efforts to attract and retain these professionals, joint venture partners, advisors and subcontractors. In addition, success depends in part on ability to attract and retain skilled laborers. Failure to attract or retain these workers could have a material adverse effect on the Company’s business and results of operations.

Foster Wheeler is subject to various environmental laws and regulations in the countries in which it operates. If the Company fails to comply with these laws and regulations, the Company may have to incur significant costs and penalties that could adversely affect its liquidity or financial condition.

Operations are subject to U.S., European and other laws and regulations governing the generation, management, and use of regulated materials, the discharge of materials into the environment, the remediation of environmental contamination, or otherwise relating to environmental protection. These laws include U.S. Federal statutes, such as the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, the Clean Water Act, the Clean Air Act and similar state and local laws, and European laws and regulations including those promulgated under the Integrated Pollution Prevention and Control Directive issued by the European Union in 1996, and the 1991 directive dealing with waste and hazardous waste and laws and regulations similar to those in other countries in which the Company operates. Both the E & C Group and Energy Group make use of and produce as wastes or byproducts substances that are considered to be hazardous under the laws and regulations referred to above. The Company may be subject to liabilities for environmental contamination as an owner or operator of a facility or as a generator of hazardous substances without regard to negligence or fault, and the Company is subject to additional liabilities if the Company does not comply with applicable laws regulating such hazardous substances, and, in either case, such liabilities can be substantial.

The Company may be subject to significant costs, fines and penalties and/or compliance orders if the Company does not comply with environmental laws and regulations including those referred to above. Some environmental laws, including CERCLA, provide for joint and several strict liabilities for remediation of releases of hazardous substances, which could result in a liability for environmental damage without regard to negligence or fault. These laws and regulations and common laws principles could expose the Company to liability arising out of the conduct of current and past operations or conditions, including those associated with formerly owned or operated properties caused by the Company or others, or for acts by the Company or others which were in compliance with all applicable laws at the time the acts were performed. In some cases, the Company has assumed contractual indemnification obligations for environmental liabilities associated with some formerly owned properties. Additionally, the Company may be subject to claims alleging personal injury, property damage or natural resource damages as a result of alleged exposure to or contamination by hazardous substances. The ongoing costs of complying with existing environmental laws and regulations can be substantial. Changes in the environmental laws and regulations, remediation obligations, enforcement actions or claims for damages to persons, property, natural resources or the environment, could result in material costs and liabilities.

Back to Contents

Foster Wheeler Ltd. has anti-takeover provisions in its bye-laws that may discourage a change of control.

Foster Wheeler Ltd.’s bye-laws contain provisions that could make it more difficult for a third party to acquire it without the consent of its board of directors. These provisions provide for:

•	The board of directors to be divided into three classes serving staggered three-year terms. Directors can be removed from office only for cause, by the affirmative vote of the holders of two-thirds of the issued shares generally entitled to vote. The board of directors does not have the power to remove directors. Vacancies on the board of directors may only be filled by the remaining directors. Each of these provisions can delay a shareholder from obtaining majority representation on the board of directors.

•	Any amendment to the bye-law limiting the removal of directors to be approved by the board of directors and the affirmative vote of the holders of three-quarters of the issued shares entitled to vote at general meetings.

•	The board of directors to consist of not less than three nor more than twenty persons, the exact number to be set from time to time by a majority of the whole board of directors. Accordingly, the board of directors, and not the shareholders, has the authority to determine the number of directors and could delay any shareholder from obtaining majority representation on the board of directors by enlarging the board of directors and filling the new vacancies with its own nominees until a general meeting at which directors are to be appointed.

•	Restrictions on the time period in which directors may be nominated. A shareholder notice to nominate an individual for election as a director must be received not less than 120 calendar days in advance of Foster Wheeler Ltd.’s proxy statement released to shareholders in connection with the previous year’s annual meeting.

•	Restrictions on the time period in which shareholder proposals may be submitted. To be timely for inclusion in Foster Wheeler Ltd.’s proxy statement, a shareholder’s notice for a shareholder proposal must be received not less than 120 days prior to the first anniversary of the date on which Foster Wheeler Ltd. first mailed its proxy materials for the preceding year’s annual general meeting. To be timely for consideration at the annual meeting of shareholders, a shareholder’s notice must be received no less than 45 days prior to the first anniversary of the date on which Foster Wheeler Ltd. first mailed its proxy materials for the preceding year’s annual meeting.

•	The board of directors to determine the powers, preferences and rights of preference shares and to issue the preference shares without shareholder approval. The board of directors could authorize the issuance of preference shares with terms and conditions that could discourage a takeover or other transaction that holders of some or a majority of the common shares might believe to be in their best interests or in which holders might receive a premium for their shares over the then market price of the shares.

•	A general prohibition on “business combinations” between Foster Wheeler Ltd. and an “interested member.” Specifically, “business combinations” between an interested member and Foster Wheeler Ltd. are prohibited for a period of five years after the time the interested member acquires 20% or more of the outstanding voting shares, unless the business combination or the transaction resulting in the person becoming an interested member is approved by the board of directors prior to the date the interested member acquires 20% or more of the outstanding voting shares.
“Business combinations” is defined broadly to include amalgamations or consolidations with Foster Wheeler Ltd. or its subsidiaries, sales or other dispositions of assets having an aggregate value of 10% or more of the aggregate market value of the consolidated assets, aggregate market value of all outstanding shares, consolidated earning power or consolidated net income of Foster Wheeler Ltd., adoption of a plan or proposal for liquidation and most transactions that would increase the interested member’s proportionate share ownership in Foster Wheeler Ltd.

Back to Contents

“Interested member” is defined as a person who, together with any affiliates and/or associates of that person, beneficially owns, directly or indirectly, 20% or more of the issued voting shares of Foster Wheeler Ltd.

•	Any matter submitted to the shareholders at a meeting called on the requisition of shareholders holding not less than one-tenth of the paid-up voting shares of Foster Wheeler Ltd. to be approved by the affirmative vote of all of the shares eligible to vote at such meeting.

These provisions could make it more difficult for a third party to acquire Foster Wheeler Ltd., even if the third party’s offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

Financial Information about Foreign and Domestic Operations and Export Sales:

See Note 23 to the consolidated financial statements in this Form 10-K.

Available Information

The Company’s website address is www.fwc.com. You may obtain free electronic copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at the investor relations website, www.fwc.com, under the heading “Investor Relations” by selecting the heading “SEC Filings.” These reports are available on the Company’s investor relations website as soon as reasonably practicable after electronically filing the reports with the SEC. The information disclosed on this website is not incorporated herein and does not form a part of this Report on Form 10-K.

Back to Contents

ITEM 2. PROPERTIES

The following chart provides the location and general use made of each of the Company’s properties as of December 26, 2003, as well as the business segment in which each property is grouped.

Company (Business Segment*) and Location	Use	Land Area		Building Square Feet			Lease Expires(6)

Foster Wheeler Realty Services, Inc. (C & F)
Union Township, New Jersey	Undeveloped	203.8 acres		—
	General office & engineering	29.4 acres		294,000			2022
	General office & engineering	21.0 acres		292,000
	Storage and reproduction facilities	10.8 acres		30,400
Livingston, New Jersey	Research center	6.7 acres		51,355
Bedminster, New Jersey	Office	10.7 acres		135,000	(1	)(2)
Bridgewater, New Jersey	Undeveloped	21.9 acres	(5)	—
Foster Wheeler Energy Corporation (E)
Dansville, New York	Manufacturing & offices	82.4 acres		513,786
Foster Wheeler Energy Services, Inc. (E)
San Diego, California	General offices	—		12,673			2005
Foster Wheeler USA Corporation (E & C)
Houston, Texas	Office & engineering	—		107,890			2013
Aiken, South Carolina	Office & engineering	—		15,000			2007
Foster Wheeler Iberia, S.A. (E & C)/(E)
Madrid, Spain	Office & engineering	5.5 acres		110,000			2015
Foster Wheeler Energia, S.A. (E)
Tarragona, Spain	Manufacturing & office	25.6 acres		77,794
Foster Wheeler France, S.A. (E & C)
Paris, France	Office & engineering	—		80,000			2006
Paris, France	Archive storage space	—		12,985			2006
Foster Wheeler International Corporation (Thailand Branch) (E & C)
Sriracha, Thailand	Office & engineering	—		60,000			2014
Foster Wheeler Constructors, Inc. (E)
McGregor, Texas	Storage facilities	15.0 acres		24,000
Foster Wheeler Limited (United Kingdom) (E & C)
Glasgow, Scotland	Office & engineering	2.3 acres		28,798
Reading, England	Office & engineering	—		55,440	(1)		2006/2009
Reading, England	Office & engineering	14.0 acres		365,521			2024
Reading, England	Undeveloped	12.0 acres		—
Teeside, England	Office & engineering	—		18,100			2004/2014
Foster Wheeler Limited (Canada) (E)
Niagara-On-The-Lake, Ontario	Office & engineering	—		37,614			2008
Foster Wheeler Andina, S.A. (E & C)
Bogota, Colombia	Office & engineering	2.3 acres		26,000
Foster Wheeler Power Machinery Company Limited (E)
Xinhui, Guangdong, China	Manufacturing & office	30.0 acres		279,677	(3)		2045
Foster Wheeler Italiana, S.p.A. (E & C)
Milan, Italy (via S. Caboto,1)	Office & engineering	—		161,400			2007
Milan, Italy (via S. Caboto,7)	Office & engineering	—		121,870			2008	(1)

Back to Contents

Company (Business Segment*) and Location	Use	Land Area	Building Square Feet		Lease Expires(6)

Foster Wheeler Birlesik Insaat ve Muhendislik A.S. (E & C)
Istanbul, Turkey	Office & engineering	—	26,000		2004
Foster Wheeler Eastern Private Limited (E & C)
Singapore	Office & engineering	—	29,196		2005
Foster Wheeler Power Systems, Inc. (E)
Martinez, California	Cogeneration plant	6.4 acres	—
Camden, New Jersey	Waste-to-energy plant	18.0 acres	—		2011
Talcahuano, Chile	Cogeneration plant-facility site	21.0 acres	—		2028
Foster Wheeler Energia OY (E)
Varkaus, Finland	Manufacturing & offices	29.2 acres	369,365
	Office	—	100,645		2031
Karhula, Finland	Research center	12.8 acres	15,100		2095
	Office and laboratory		57,986		2095
Helsinki, Finland	Office	—	13,904		2005
Kouvola, Finland	Undeveloped	1.9 acres	—
	Office	1.5 acres	—		2032
Norrkoping, Sweden	Manufacturing & offices	—	26,000		2004
Foster Wheeler Energy FAKOP Ltd. (E)
Sosnowiec, Poland	Manufacturing & offices	25.7 acres	270,411	(4)

*	Designation of Business Segments:	E & C – Engineering & Construction Group
E – Energy Group
C & F – Corporate & Financial Services

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

Back to Contents

ITEM 3. LEGAL PROCEEDINGS

Some of the Company’s U.S. subsidiaries, along with many other companies, are codefendants in numerous asbestos related lawsuits and administrative claims pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with the work allegedly performed by the Company’s subsidiaries during the 1970’s and prior. As of December 26, 2003, the Company has determined that subsidiaries are named defendants in lawsuits involving approximately 59,800 plaintiffs. Claims by approximately 24,500 of those plaintiffs have been stayed or placed on inactive dockets by courts. The Company’s subsidiaries also are respondents in approximately 111,100 open administrative claims. The total number of open cases involves approximately 170,900 claimants.

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

In all cases, requests for monetary damages are asserted against multiple named defendants, typically ranging from 25 to 250, in a single complaint.

As indicated by the foregoing summary, modern pleading practice permits considerable variation in the assertion of monetary damages. This variability, together with the actual experience of resolving hundreds of thousands of claims over an extended period, demonstrates that damages requested in any particular lawsuit or complaint bears little or no relevance to merits or disposition value of a particular case. Rather, the amount potentially recoverable by a specific plaintiff or group of plaintiffs is determined by other factors such as product identification or lack thereof, the severity of the disease alleged, specific defenses available to certain defendants, other potential causative factors and the specific jurisdiction in which the claim is made. Since 1993, the Company has resolved 29% of all claims asserted against it with no payment. Of the remaining 71%, approximately half were resolved administratively for settlements ranging from $500-$100,000 each. The overall average indemnity cost per closed claim since 1993 was approximately $1,200 and the overall average combined indemnity and defense cost per closed claim since 1993 was approximately $1,800. The other half is pending final resolution.

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

Back to Contents

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

For additional information on the asbestos claims and other material litigation affecting the Company, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies” and Note 20 to the consolidated financial statements in this Form 10-K.

Under U.S. Federal statutes, such as the Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Water Act and the Clean Air Act, and similar state laws, the current owner or operator of real property and the past owners or operators of real property (if disposal took place during such past ownership or operation) may be jointly and severally liable for the costs of removal or remediation of toxic or hazardous substances on or under their property, regardless of whether such materials were released in violation of law or whether the owner or operator knew of, or was responsible for, the presence of such substances. Moreover, under CERCLA and similar state laws, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be jointly and severally liable for the costs of the removal or remediation of such substances at a disposal or treatment site, whether or not such site was owned or operated by such person (an “off-site facility”). Liability at such off-site facilities is typically allocated among all of the viable responsible parties based on such factors as the relative amount of waste contributed to a site, toxicity of such waste, relationship of the waste contributed by a party to the remedy chosen for the site, and other factors.

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

The Company also may receive claims, pursuant to indemnity obligations from owners of recently sold facilities, which may require the Company to incur costs for investigation and/or remediation. Based on the available information, the Company does not believe that such costs will be material. No assurance can be provided that the Company will not discover environmental conditions at its currently owned or operated properties, or that additional claims will not be made with respect to formerly owned properties, requiring the Company to incur material expenditures to investigate and/or remediate such conditions.

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

On April 3, 2002 the United States District Court for the Northern District of Texas entered an amended final judgment in the matter of Koch Engineering Company. et al vs. Glitsch, Inc. et al. Glitsch, Inc. (now known as Tray, Inc). is an indirect subsidiary of the Company. This lawsuit claimed damages for patent infringement and trade secret misappropriations and had been pending for over 19 years. A judgment was entered in this case on

Back to Contents

November 29, 1999 awarding plaintiffs compensatory and punitive damages plus prejudgment interest in an amount yet to be calculated. This amended final judgment in the amount of $54.3 million includes such interest for the period beginning in 1983 when the lawsuit was filed through entry of judgment. Post-judgment interest will accrue at a rate of 5.471 percent per annum from November 29, 1999. The management of Tray, Inc. believed that the Court’s decision contained numerous factual and legal errors subject to reversal on appeal. Tray, Inc. filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit. On April 7, 2003, Tray, Inc. filed for bankruptcy. In the third quarter of 2003, the parties amicably resolved the case. Management assessed the liability associated with the legal proceeding and determined that the previously recorded provision in the financial statements for the liability was adequate to address the terms of the settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Back to Contents

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board. The number of shareholders of record as of December 26, 2003 was 5,857.

	Three Months Ended

2003	March 28	June 27	Sept. 26	Dec. 26

Cash dividends per share	—	—	—	—
Stock prices:
High	$1.87	$3.00	$2.24	$1.38
Low	$0.85	$1.20	$1.07	$0.75

	Three Months Ended

2002	March 29	June 28	Sept. 27	Dec. 27

Cash dividends per share	—	—	—	—
Stock prices:
High	$5.39	$3.75	$2.35	$1.90
Low	$1.60	$1.30	$1.35	$1.00

On March 18, 2003, the Company received a formal notice from the New York Stock Exchange (“NYSE”) indicating the Company was below the continued listing criteria of a total capitalization of not less that $50,000 over a 30-day trading period and shareholders’ equity of not less than $50,000. On November 14, 2003, the NYSE determined to de-list the Company based on the Company’s inability to meet the NYSE’s minimum shareholders’ equity requirements of positive $50,000. The Company’s common stock and 9% FW Preferred Capital Trust I securities are quoted on the Over-the Counter Bulletin Board (“OTCBB”) and the Company’s new ticker symbols are FWLRF.OB and FWLRP.OB, respectively.

Under Bermuda law, the consent of the Bermuda Monetary Authority (“BMA”) is required prior to the transfer by non-residents of Bermuda of a Bermuda company’s shares. Since becoming a Bermuda company, Foster Wheeler has relied on an exemption from this rule provided to NYSE-listed companies. Due to the Company being de-listed, this exemption is no longer available. The Company obtained the consent of the BMA to transfers between non-residents so long as the Company’s shares continue to be quoted on the OTCBB. The Company believes that this consent will continue to be available.

The Board of Directors of the Company discontinued the common stock dividend in July 2001. The Company is currently prohibited from paying dividends under the Senior Credit Facility, as amended. Accordingly, the Company paid no dividends on common shares during 2003 and does not expect to pay dividends on the common shares for the foreseeable future.

Back to Contents

ITEM 6. SELECTED FINANCIAL DATA

COMPARATIVE FINANCIAL STATISTICS
(in thousands, except per share amounts)

	2003		2002		2001		2000	1999

Statement of Operations Data:
Revenues	$3,801,308		$3,574,537		$3,392,474		$3,969,355	$3,944,074
(Loss)/earnings before income taxes	(109,637	)(1)	(360,062	)(2)	(212,965	)(4)	52,166	(194,288	)(6)
Provision/(benefit) for income taxes	47,426		14,657		123,395	(5)	15,179	(48,208)
(Loss)/earnings prior to cumulative effect of a change in accounting principle	(157,063)		(374,719)		(336,360)		36,987	(146,080)
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	—		(150,500	)(3)	—		—	—
Net (loss)/earnings	(157,063)		(525,219)		(336,360)		36,987	(146,080)
(Loss)/earning per share: Basic and diluted: Net (loss)/earnings prior to cumulative effect of a change in accounting principle	$(3.83)		$(9.15)		$(8.23)		$0.91	$(3.59)
Cumulative effect on prior years (to December 28, 2001) of a change in accounting principle for goodwill	—		$(3.67)		—		—	—
Net(Loss)/earnings per share:
Basic and diluted	$(3.83)		$(12.82)		$(8.23)		$.91	$(3.59)
Shares outstanding:
Weighted-average number of basic shares outstanding	41,045		40,957		40,876		40,798	40,742
Effect of stock options	*		*		*		7	*

Total weighted-average number of diluted shares	41,045		40,957		40,876		40,805	40,742

Balance Sheet Data:
Current assets	$1,174,376		$1,329,847		$1,754,376		$1,622,976	$1,615,096
Current liabilities	1,373,760		1,449,795		2,388,620		1,454,603	1,471,552
Working capital	(199,384)		(119,948)		(634,244)		168,373	143,544
Land, buildings and equipment (net)	309,615		407,819		399,198		495,034	648,199
Total assets	2,506,530		2,842,277		3,325,837		3,507,581	3,467,085
Bank loans	121		14,474		20,244		103,479	63,378
Long-term borrowings (including current installments):
Corporate and other debt	333,800		346,707		297,627		306,188	372,921
Project debt	137,177		205,840		226,056		274,993	349,501
Capital lease obligations	63,695		58,987		—		—	—
Subordinated Robbins Facility exit funding obligations	113,279		113,254		113,123		113,238	113,000
Convertible subordinated notes	210,000		210,000		210,000		—	—
Preferred trust securities	175,000		175,000		175,000		175,000	175,000
Cash dividends per share of common stock	$0.00		$0.00		$0.12		$0.24	$0.54

Other data:
Unfilled orders, end of year	$2,285,318		$5,445,934		$6,004,420		$6,142,347	$6,050,525
New orders booked	2,163,499		3,052,410		4,109,321		4,480,000	3,623,202

1)	Includes in 2003, a $(15,100) impairment loss on the anticipated sale of a domestic corporate office building; a $16,700 gain on the sale of certain assets of Environmental and a gain of $4,300 on the sale of a waste-to-energy plant; revisions to project claim estimates and related cost $1,500; revisions to project estimates and related receivable allowances $(32,300); provision for asbestos claims $(68,100); performance intervention and restructuring charges $(43,600); charges for severance cost $(15,900); and legal and other $800.
2)	Includes in 2002, losses recognized in anticipation of sales $(54,500); revisions to project claim estimates and related costs $(136,200); revisions to project cost estimates and related receivable allowances $(80,500); provision for asbestos claims $(26,200); provision for domestic plant impairment $(18,700); performance intervention and restructuring charges $(37,100); increased pension and postretirement medical costs $(10,600); and severance, increased legal and other provisions $(31,600).
3)	In 2002, the Company recognized $(150,500) of impairment losses upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”
4)	Includes in 2001, losses recognized in anticipation of sales $(40,300); revisions to project claim estimates and related costs $(37,000); revisions to project cost estimates and related receivable allowances $(123,600); provision for domestic plant impairment $(6,100); increased pension and postretirement medical costs $(9,100); and severance, increased legal and other provisions $(38,200).
5)	Includes in 2001, a valuation allowance for domestic deferred tax assets $(194,600).

Back to Contents

6)	Includes in 1999, a provision for cost realignment $(37,600) and a charge totaling $(244,600) of which $(214,000) relates to the Robbins Facility write-down and $(30,600) relates to the current year operations of the Robbins Facility.

*The effect of the stock options was not included in the calculation of diluted earnings per share as these options were antidilutive due to the 2003, 2002, 2001, and 1999 losses. The effect of the convertible notes was not included in the calculation of diluted earnings per share as these options were antidilutive due to the 2003, 2002 and 2001 losses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars, except per share amounts)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report on Form 10-K contain forward-looking statements that are based on management’s assumptions, expectations and projections about the various industries within which the Company operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Company cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements such as: changes in the rate of worldwide economic growth in the major international economies; changes in investment by the power, oil and gas, pharmaceutical, chemical/petrochemical and environmental industries; changes in financial condition of customers; changes in regulatory environment; changes in project design or schedules; contract cancellations; changes in trade, monetary and fiscal policies worldwide; currency fluctuations; war or terrorist attacks on facilities either owned or where equipment or services are or may be provided; outcomes of pending and future litigation including litigation regarding the Company’s liability for damages and insurance coverage for asbestos exposure; protection and validity of patents and other intellectual property rights and increasing competition by foreign and domestic companies; monetization of certain facilities; and recoverability of claims against customers. For additional information, see Item 1, “Business — Risk Factors of the Business.”

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

The accompanying consolidated financial statements and management’s discussion and analysis herein are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern (see “Liquidity and Capital Resources” and Note 1 to the consolidated financial statements for additional going concern information).

The Company operates through two main business groups – the Engineering & Construction Group (“E & C”), and the Energy Group (“Energy”). The corporate center and certain legacy liabilities (e.g. corporate debt) are included in the Corporate and Finance Group (“C & F”).

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

Many of the Company’s contracts contain lump-sum prices and management expects that the number of lump-sum contracts and the number of countries where these projects will be executed will increase in the future. Lump-sum contracts are inherently risky because the Company agrees to the selling price at the time it enters the contracts. Costs and execution schedule are based on estimates, and management assumes substantially all of the risks associated with completing the project as well as the post-completion warranty obligations. For the year 2003, net charges of approximately $30,800 were recorded primarily on lump-sum contracts — mainly associated with projects retained from the sale of Environmental assets. For the year 2002, charges of approximately $216,700 primarily on lump-sum contracts were recorded. The Company established a Project Risk Management Group (“PRMG”) in the second quarter of 2002 to be responsible for reviewing proposals and work that has been contracted to ensure that the Company is protected from unacceptable levels of financial risk. The charges noted above were incurred on projects whose contracts were signed prior to the formation of the PRMG (see “Performance Improvement Intervention” for more information).

Back to Contents

In management’s view, 2003 was a transitional year that contained a number of positive developments but also included some challenges that adversely impacted the financial results. One of the most significant developments was the financial improvement in the Energy Group’s North American operations that returned to profitability during a depressed domestic power market. Management believes this turnaround resulted, in part, from changes in the unit’s management team as well as from the benefits obtained from the 2002 initiatives that focused on cost reductions and the way the Company plans and executes projects in the field. The European operations for both the E & C and Energy Groups continued to perform well in 2003 and remained profitable.

The Company successfully divested itself of several non-strategic assets during 2003 including the majority of the assets from its domestic Environmental business, its investment in a waste-to-energy facility in the State of New York, and an interest in a corporate office building in New Jersey. The Company also settled a number of domestic contract disputes that resulted in net cash proceeds to the Company of approximately $39,000, and successfully negotiated several settlement agreements with insurance carriers who provide coverage for asbestos claims. Finally, the Company reduced benefits under several of its employee benefit plans, including the freezing of its U.S. pension plan and the closing of its U.K. defined benefit pension plan to new participants. The changes to its benefit plans, as well as the improved performance in the global equity markets, positively impacted the Company’s shareholder’s deficit and improved the Company’s cost competitiveness.

Negative developments in 2003 included three projects retained in the Environmental sale and one project in the E & C’s North American operating unit which generated losses totaling in excess of $55,000 in 2003. Additionally, the backlog of unfilled orders declined in 2003 as the amount of revenues earned from projects exceeded new bookings. The time to complete the restructuring of the Company’s balance sheet continues to take longer than originally expected and resulted in significant costs to the Company’s C & F Group, and management believes had a negative impact on certain client perceptions towards the Company. Increasing the level of new bookings remains one of management’s priorities for 2004.

For the year 2003, the Company reported a net loss of $157,000, a reduction from the loss of $525,200 during the same period in 2002. The 2002 net loss included a charge of $150,500 as a cumulative effect of a change in accounting principle for goodwill. Included in the 2003 loss is a $15,100 pretax charge relating to the expected sale of an office building at its corporate headquarters in New Jersey, a $68,100 pretax charge for an increased asbestos provision, and pretax costs of $59,500 relating to the continuing restructuring efforts and severance, and a $16,700 pretax gain on the sale of substantially all the assets of Environmental. The 2003 non-cash asbestos charge was due to the Company receiving a somewhat larger number of claims in 2003 than had been expected, which resulted in an increase in the projected liability related to asbestos. In addition, the size of the Company’s insurance assets was reduced due to the insolvency of a significant carrier in 2003. See Results of Operations below for additional details.

Cash, short-term investments, and restricted cash totaled $430,200 at December 26, 2003. This reflects an increase of $800 for the year.

The Company continues to carry high levels of debt in the United States, and the total U.S. operations, which include the corporate center, are cash flow negative and are expected to continue to be cash flow negative. The Company’s foreign operations generate positive cash flow and are expected to continue to generate positive cash flow. The Company normally repatriates cash from its foreign operations and expects to continue to need to repatriate cash from its foreign operations in the future.

Maintaining adequate domestic liquidity remains one of management’s priorities and its U.S. liquidity forecasts are updated on a weekly basis. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand; cash flows from operations; cash repatriated from non-U.S. subsidiaries; asset sales; collections of receivables and claims recoveries; and working capital needs.

Commercial operations under a retained Environmental contract commenced in January 2004. The Company funded the construction of this project which processes spent nuclear waste for the U.S. Department of Energy. Capital recovery and operating revenues are generated as the plant processes the waste materials. This project is expected to generate in excess of $40,000 in net domestic cash flow during 2004 and represents a material component to the Company’s domestic cash flow forecast. Although there can be no assurance that the cash amounts realized and/or timing of the cash flows will match the Company’s forecast, management currently forecasts that sufficient cash will be available to fund the Company’s U.S. and foreign working capital needs throughout 2004. See “Liquidity and Capital Resources” for additional details.

As part of its debt restructuring plan, the Company and certain of its subsidiaries filed an amended registration statement with the Securities and Exchange Commission (“SEC”) on December 22, 2003, and as further amended on January 13, 2004, relating to an offer for all of the existing $175,000 Preferred Trust Securities,

Back to Contents

$210,000 Convertible Notes, $113,300 Robbins bonds, and $200,000 2005 Senior Notes (the “Senior Notes”) due 2005. The S-4 is expected to be amended and filed after this Form 10-K is filed.

On February 5, 2004, the Company announced, in support of its restructuring activities, a number of institutional investors have committed to provide $120,000 of new financing to the Company to replace the current term loan and the revolving credit facility portions of its Senior Credit Facility. This commitment is contingent upon the completion of the proposed exchange offer. Additionally, the Company has discontinued its previously announced plans to divest one of its European operating units.

The total amount of debt and preferred trust securities subject to the exchange offer is approximately $700,000. Interest expense incurred on this debt in 2003 totaled approximately $55,000. The Company is offering a mix of equity as well as debt with longer maturities in exchange for these securities. The Company anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer; however, there can be no assurance that the Company will complete the exchange offer on acceptable terms, or at all.

The Company may not be able to complete the restructuring plan on acceptable terms, or at all, which could have a material adverse impact on the Company’s operations.

Three Years Ended December 26, 2003
Results of Operations

	Consolidated Data

	2003	2002	2001

Revenues	$3,801,300	$3,574,500	$3,392,500
Net loss	(157,000)	(525,200)	(336,400)
Loss per share:
Basic and diluted loss per share	$(3.83)	$(12.82)	$(8.23)

The financial results for the years ended December 26, 2003, December 27, 2002, and December 28, 2001 contain net pretax charges of $151,700 $545,900, and $254,300, respectively. Details of the charges are identified below to provide a comprehensive understanding of the financial results.

	2003				2002				2001
	E & C	Energy	C & F	Total	E & C	Energy	C & F	Total	E & C	Energy	C & F	Total

1 Change in accounting for goodwill	$—	$—	$—	$—	$48,700	$101,800	$—	$150,500	$—	$—	$—	$—
2 (Gains)/losses recognized on/or in anticipation of sale	(16,700)	(4,300)	15,100	(5,900)	—	54,500	—	54,500	—	40,300	—	40,300
3 Revision to project claim estimates and related costs	900	(2,400)	—	(1,500)	86,800	40,800	8,600	136,200	26,500	5,500	5,000	37,000
4 Revision to project cost estimated
and related receivable reserve	33,000	(700)	—	32,300	34,850	45,650	—	80,500	25,200	98,400	—	123,600
5 Provision for asbestos claims	—	—	68,100	68,100	—	—	26,200	26,200	—	—	—	—
6 Provision for domestic plant
impairment	—	—	—	—	—	18,700	—	18,700	—	6,100	—	6,100
7 Performance intervention and
restructuring	1,000	—	42,600	43,600	—	—	37,100	37,100	—	—	—	—
8 Pension curtailment/legacy	(2,600)	—	(1,000)	(3,600)	—	—	10,600	10,600	—	—	9,100	9,100
9 Severance	6,600	6,700	2,600	15,900	500	4,300	2,900	7,700	1,300	—	3,400	4,700
10 Legal and other	3,900	(3,900)	2,800	2,800	6,000	8,400	9,500	23,900	—	—	33,500	33,500

Total	$26,100	$(4,600)	$130,200	$151,700	$176,850	$274,150	$94,900	$545,900	$53,000	$150,300	$51,000	$254,300

(1)	The Company’s implementation of SFAS No. 142 in 2002 resulted in the impairment of goodwill in the E & C Group on Environmental of $48,700, and in the Energy Group on the Camden waste-to-energy facility of $24,800 and the North American power operations of $77,000, for a total of $101,800. Refer to Note 2 of the consolidated financial statements for a discussion of the requirements of SFAS No. 142.

Back to Contents

(2)	In 2003, the Company recorded a $15,100 impairment loss in other deductions on the anticipated sale of a domestic corporate office building. Also in 2003, the Company sold certain assets of its wholly owned subsidiary, Environmental, resulting in a net gain of $16,700, the Energy Group had a gain of $4,300 on the sale of the Hudson Falls, New York waste-to-energy plant, both of which were recorded in other income. In 2002, a charge of $19,000 was recorded in other deductions on the anticipated sale of the Charleston, South Carolina waste-to-energy facility; the sale of this facility was completed in the fourth quarter of 2002. Also in 2002, a loss of $35,500 was recognized in other deductions on the anticipated sale of the Hudson Falls waste-to-energy facility that was sold in October 2003. In 2001, the Energy Group recorded $40,300 of losses in other deductions related to the sale of two hydrogen plants located in Venezuela and Chile ($5,000) in May 2001, and the Mt. Carmel cogeneration facility ($35,300) completed in December 2001. The amounts were recorded in other deductions.
(3)	In 2003, the E & C Group had a net charge of $2,100 on settlement of claims retained from the sale of assets of Environmental and a net gain of $1,200, with an overall charge of $900. The Energy Group had a recovery on a North American contract of $2,400. In 2002 and 2001, the Company reduced its estimates of claim recoveries to reflect recent adverse recovery experience due to management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. These charges were reflected in the cost of operating revenues ($136,200 in 2002 and $32,000 in 2001) and in other deductions ($5,000 in 2001). These charges include claims write-downs and the establishment of a provision for probable liquidated damages.
(4)	In 2003, the E & C Group recorded reserves relating to Environmental contracts retained in the amount of $32,900 and on three other contracts resulting in a net write-down of $100. The Energy Group has a net gain of $700 on six contracts. In 2002 and 2001, the charge for both groups totals $80,500 and $123,600, respectively. All of the above amounts were reflected in the cost of operating revenue.
The 2001 charge for $123,600 consists of $84,400 related to heat recovery steam generators (“HRSGs”). During 2000 and early 2001, the Company had been extremely successful in marketing these products, however, it was determined that the Company had underestimated the cost on seven contracts. The cost underestimates were primarily related to construction and subcontracted fabrication. Corrective action was taken on these projects resulting in an $84,400 charge. This product line is part of the Energy Group. Warranty and rework issues for one project resulted in a cost of $11,100 in the E&C Group. This cost related to a technical production issue on a refinery unit.
Additional charges in fourth quarter of 2001 relating to doubtful receivables, were made to establish reserves of $28,100 for approximately 20 receivable balances. The largest was for an Indonesian customer in the amount of $4,000.
(5)	The Company recorded charges related to increases in the valuation allowance for insurance claims receivable of $68,100, $26,200 and $0 for the years ended 2003, 2002 and 2001, respectively. These charges were recorded in other deductions in the consolidated statement of operations. The 2003 non-cash asbestos charge was due to the Company receiving a somewhat larger number of claims in 2003 than had been expected, which resulted in an increase in the projected liability related to asbestos. In addition, the size of the Company’s insurance assets was reduced due to the insolvency of a significant carrier in 2003. The 2002 charge was recorded due to allocation of future costs to an insurer who became insolvent.
(6)	In 2002, a provision for impairment was recorded in cost of operating revenues of $13,400 relating to the write-down of fixed assets, and in other deductions of $5,300 for the Dansville, New York manufacturing facility under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Cash outflows related to the mothballing of the facility were approximately $3,300 in 2003.
(7)	Cost for performance intervention and restructuring activities were recorded in other deductions for $43,600 and $37,100 for the years 2003 and 2002, respectively. These activities are more fully described in the Performance Improvement Intervention section of this report.
(8)	The 2003 amount primarily represents a curtailment charge due to the changes in the Company’s domestic defined benefit plans and increased net periodic pension charges as a result of the decrease in the discount rates used in the updated actuarial determination of such amounts. The 2003, 2002 and 2001 amounts relate to the increased pension and postretirement medical costs. The 2003 and 2002 amounts were recorded in other deductions. The 2001 charge also includes $4,100 related to a restatement for postretirement medical benefits in accordance with SFAS 106.
(9)	The 2003 severance costs were recorded in cost of operating revenues for the E & C $(6,600) and Energy Groups $(6,700) and in selling, general and administrative expenses for the C & F Group $(2,600). The 2002 severance charges were recorded in cost of operating revenues $(500), selling, general and administrative expenses $(4,300) and other deductions $(2,900). The 2001 severance costs of $4,700 were recorded in general overhead costs. These amounts were substantially paid by the close of 2002.
(10)	The charges for 2003, 2002, and 2001 primarily represent accrual for legal settlements and other provisions. The amounts were recorded as follows for the years 2003, 2002 and 2001, respectively: E & C Group in cost of operating revenue $0 and $1,000, other deductions $3,900 and $5,000; Energy Group in

Back to Contents

other deductions $(3,900) and $8,400; and C & F in selling, general and administrative expenses $0 and $4,900; and other deductions $2,800, $4,600 and $33,500.
The 2001 charge consisted of $20,000 related to the cancellation of a company-owned life insurance plan. The decision to cancel the plan was made and communicated to the insurance company in the fourth quarter of 2001. The Company surrendered the policies underlying this plan in the first quarter of 2002. The remaining $13,500 consisted primarily of the following items: the Company entered into an agreement to sell a non-core subsidiary and recognized a $6,000 loss on the sale; and the Company reached an agreement to settle outstanding issues with respect to its exit from the Robbins facility in March 2002, requiring the Company to record a charge to earnings of $6,000. The primary issues settled were the dispute with the title owner of the property and the distribution of any proceeds from the sale of the facility.

Management recognizes that the E & C and Energy Groups are subject to charges due to contract disputes as previously described. In order to mitigate these charges in the future, the Company undertook the following actions during 2002 and 2003:

•	A series of management actions were taken including leadership changes and performance interventions;
•	Implemented comprehensive contract accounting policies and procedures and related training programs on a company-wide basis;
•	Established a Project Risk Management Group that provides for corporate oversight;
•	Strengthened the financial controls relating to project execution and cash management;
•	Supplemented the financial expertise in contract areas;
•	Expanded the scope of the internal audit activities; and
•	Strengthened the expertise in contract audits by outsourcing the internal audit function to Deloitte & Touche LLP.

The Company continued its actions in 2003 to reduce operating costs, to improve efficiencies, and to match internal resources to workload requirements through staff reductions and mothballing of the Dansville, New York manufacturing facility. The total number of staff reductions in 2003 approximated 2,300 and occurred primarily in North America and in the United Kingdom. Technical and non-technical positions were eliminated including executive and middle management, engineering, manufacturing, administrative support staff, and overhead personnel.

Consolidated Operating Revenues:

	12/26/03	12/27/02	12/28/01

Amount	$3,723,800	$3,519,200	$3,315,300
$ Change	204,600	203,900	—
% Change	5.8%	6.2%	—

The 2003 increase in operating revenues resulted from the execution of several large projects in the Company’s European operations, including the United Kingdom, Continental Europe, and European Power. The 2003 increase noted above is net of a $235,600 reduction resulting from the sale of substantially all of the Environmental assets in March 2003.

The increase in 2002 operating revenues resulted primarily from the E & C Group’s operations in Continental Europe and the Energy Group’s operation in Finland. Both entities are executing several major projects in Europe.

See the individual group discussions for additional details.

Back to Contents

Consolidated Cost of Operating Revenues:

	12/26/03	12/27/02	12/28/01

Amount	$3,441,300	$3,426,900	$3,164,000
$ Change	14,400	262,900	—
% Change	0.4%	8.3%	—

As noted in the chart at the beginning of this section describing charges, Cost of Operating Revenues in 2003 and 2002 were negatively impacted by charges relating to revised claims estimates, revisions to contract estimates, receivable reserves, and the phase out and mothballing of the Dansville, New York manufacturing facility.

Consolidated Selling, General, and Administrative Expenses (SG&A):

	12/26/03	12/27/02	12/28/01

Amount	$199,900	$226,500	$225,400
$ Change	(26,600)	1,100	—
% Change	(11.7)%	0.5%	—

The decline in SG&A in 2003 was attributed to the sale of certain assets of Environmental in March 2003. Approximately $19,600 is attributed to the Environmental sale. (See the “Performance Improvement Intervention” Plan).

Minimizing SG&A expenses remain a focus for management. However, the cost of complying with the U.S. mandated Sarbanes-Oxley requirements, and the anticipated expansion of the sales and marketing efforts, will likely result in increased SG&A spending in 2004. Third party costs relating to the Sarbanes-Oxley compliance initiative is forecast to exceed $7,000 in 2004. This amount excludes the costs for internal resources and the costs for additional staff that are likely to be required worldwide.

Consolidated Other Income:

	12/26/03	12/27/02	12/28/01

Amount	$77,500	$55,400	$77,200
$ Change	22,100	(21,800)	—
% Change	39.9%	(28.2)%	—

The increase in 2003 relates predominantly to the gain on the sale of certain assets of Environmental of $16,700 and a gain on the sale of the Hudson Falls, New York waste-to-energy plant of $4,300.

The decline in 2002 other income is attributable primarily to a 2001 licensing sales agreement by the Energy Group’s North American operation. No similar transaction occurred in 2002.

Other income in 2003 includes interest income of $10,100 versus $12,300 in 2002, and equity income in investments of $20,500 versus $15,900 in 2002.

Consolidated Other Deductions:

	12/26/03	12/27/02	12/28/01

Amount	$168,500	$193,200	$126,500
$ Change	(24,700)	66,700	—
% Change	(12.8)%	52.7%	—

Other deductions in 2003 and 2002 contain many of the charges detailed at the beginning of this Item 7. Other deductions for 2003 include a $15,100 provision for a loss on an anticipated sale of a domestic corporate office building. The decrease in 2003 is due to a charge of $54,500 in 2002 in anticipation of the sale of the Hudson

Back to Contents

Falls and Charleston waste-to-energy facilities. Other deductions for 2003 and 2002 include charges of $68,100 and $26,200, respectively for potentially uncollectible and insolvent insurance companies involved in the Company’s asbestos defense. No such charge was incurred in 2001. The 2002 charges relate to the Energy Group’s Charleston, South Carolina facility which was sold in October 2002 and the Hudson Falls, New York waste-to-energy facility which was sold in October 2003.

Other deductions for 2003 and 2002 also include charges for performance intervention and restructuring totaling $43,600 and $37,100, respectively, and legal settlements and other charges of $2,800 in 2003 versus $23,900 in 2002. Other deductions in 2002 also included $5,300 related to the mothballing of the Dansville, New York manufacturing facility.

Management expects Other Deductions to continue to be significant until the restructuring activities are completed.

Consolidated Tax Provision:

	12/26/03	12/27/02	12/28/01

Amount	$47,400	$14,700	$123,400
$ Change	32,700	(108,700)	—
% Change	222.4%	(88.1)%	—

The provisions of SFAS No. 109, “Accounting for Income Taxes,” prohibit the Company from recording domestic and certain foreign tax benefits due to the cumulative losses incurred domestically and in certain international tax jurisdiction in the three years ending December 26, 2003. Accordingly, the tax provision recorded on the pretax loss for 2003 and 2002 represents primarily foreign taxes from operations located in Europe, which generate taxable income which cannot be used to reduce losses incurred in other tax jurisdictions.

For statutory purposes, the majority of the domestic federal tax benefits, against which reserves have been taken, do not expire until 2020 and beyond, based on current tax laws. If the Company completes the exchange offer as discussed in the Registration Statement on Form S-4 discussed in Note 1 to the consolidated financial statements, it will be subject to substantial limitations on the use of pre-change losses and credits to offset U.S. federal taxable income in any post-change year. Since a valuation allowance has already been reflected to offset these losses and credits, this limitation will not result in a significant write-off by the Company.

Net Loss–Consolidated:

	12/26/03	12/27/02	12/28/01

Amount	$(157,000)	$(525,200)	$(336,400)
$ Change	368,200	(188,800)	—
% Change	70.1%	(56.1)%	—

The net loss for 2003 was due to the pretax charges totaling $151,700 detailed on the chart shown at the beginning of Item 7. The charges are a net of a gain on the sale of certain assets $(5,900); revisions to project claim estimates of $(1,500); revised contract cost estimates and related receivable allowances of $32,300; a provision for asbestos recoveries of $68,100; performance intervention and restructuring activities of $43,600; pension curtailment/legacy of $(3,600); severance of $15,900 and legal and other charges of $2,800.

The net loss for 2002 was primarily due to the pretax charges totaling $545,900 detailed on the chart shown at the beginning of this Item 7. These charges relate to the cumulative effects for a change in accounting principle for goodwill of $150,500; revisions to project claim estimates of $136,200; revised contract costs estimates and receivable allowances of $80,500; losses recognized in anticipation of the sale of the two Energy Group operating plants of $54,500; a provision for asbestos recoveries of $26,200; the mothballing of the Dansville, New York manufacturing facility of $18,700; performance intervention and restructuring activities of $37,100; severance of $7,700, pension and postretirement charges of $10,600, and legal and other charges of $23,900. Portions of the charges incurred in 2003 and 2002 by certain foreign operations are subject to tax benefits.

Back to Contents

Major Business Groups

Management uses several financial metrics to measure the performance of the Company’s business segments. EBITDA, as discussed and defined below, is the primary earnings measure used by the Company’s chief decision makers. Previously, gross margin, which is equal to operating revenues less cost of operating revenues, was considered the primary financial measure.

Cumulative Effect of a Change in Accounting Principle for Goodwill—Net of $0 Tax

The Company subjects its reporting units to an annual step one goodwill impairment test as prescribed in SFAS No. 142. In 2003, no entity required a step two evaluation and no adjustments were made to the carrying value of the tested entities.

In 2002, the Company determined that three entities required a step two evaluation. Upon completion of these evaluations, goodwill was determined to be impaired and a charge of $150,500 was recorded. A charge of $48,700 was incurred relating to the environmental operating unit in the E & C Group, and a charge of $101,800 was incurred which relates to two domestic U.S. operating units in the Energy Group.

Engineering and Construction Group

	2003	2002	2001

Operating revenues	$2,293,700	$1,989,300	$1,910,600
Change from prior year $	304,400	78,700	—
Change from prior year %	15.3%	4.1%	—
EBITDA	60,600	(41,400)	32,600
Change from prior year $	102,000	(74,000)	—
Change from prior year %	246.4%	(227.0)%	—

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings/(loss) before taxes (before goodwill charge), interest expense, depreciation and amortization. The Company has presented EBITDA because it believes it is an important supplemental measure of operating performance. EBITDA, adjusted for certain unusual and infrequent items specifically excluded in the terms of the Senior Credit Facility, is also used as a measure for certain covenants under the Senior Credit Facility. The Company believes that the line item on its consolidated statement of earnings entitled “net earnings/(loss)” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings/(loss) as an indicator of operating performance. EBITDA, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of the Company’s ability to fund its cash needs. As EBITDA excludes certain financial information compared with net earnings/(loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions which are excluded. A reconciliation of EBITDA, a non-GAAP financial measure, to net earnings/(loss) a GAAP measure, is shown below.

	2003	2002	2001

EBITDA	$60,600	$(41,400)	$32,600
Less: Interest Expense	3,200	(400)	(200)
Depreciation and amortization	10,100	15,500	17,700

Earnings/(Loss) before income taxes	47,300	(56,500)	15,100
Tax (benefits)/provision	15,900	(11,500)	11,000

Net earnings/(loss) prior to cumulative effect of a change in accounting principle	31,400	(45,000)	4,100
Cumulative effect on prior years of change in accounting principle for goodwill	—	(48,700)	—

Net earning/(loss)	$31,400	$(93,700)	$4,100

Back to Contents

Operating revenues were impacted by the sale of substantially all of the Environmental assets in March 2003. Operating revenues related to Environmental for 2003 and 2002 were $68,100 and $303,700, respectively. Operating revenues for 2003 and 2002 excluding Environmental increased $540,000 or 32% and $105,400 or 6.7% respectively. This increase is attributable to increases for 2003 in the E & C Group’s Continental Europe and United Kingdom operating units, partially offset by a decline in the U.S. operations. The European subsidiaries continue to execute several major projects in Europe, the Middle East, Singapore and China.

The decrease in the charges outlined at the beginning of this Item 7 account for the increased EBITDA for 2003. A gain of $16,700 and charges of $42,800 for 2003 compare to a charge of $128,200 in 2002.

The Company believes that the ongoing economic recovery in the United States has boosted prospects for growth in global trade, especially in Asia, in 2004. Growth in global trade is expected to impact the E & C industry in which the Company operates by, among other things, firming up the demand for oil and gas which management believes will help sustain higher energy prices and correspondingly drive demand for the Company’s business. Additionally, the Company believes gas to liquids plants may be planned for construction in Qatar. The Company anticipates this will encourage investment in oil and gas production facilities in 2004 in many parts of the world, notably the Middle East, Russia and the Caspian region. The Company believes that the liquid natural gas industry has increased development potential driven by the need to develop infrastructure to import LNG to the United States. In addition, the ongoing economic recovery is also expected to increase demand for petrochemical products. The Company anticipates investment in new capacity to continue and be heavily concentrated in the Middle East and China, although the latter country’s demand for imports may encourage some investment in other parts of Asia. The Company also anticipates investment may be higher in 2005 but some expect some improvement in 2004 as well. As the Company previously anticipated, there appears to be a slowing down of clean fuels projects at refineries in Europe and the U.S. as they work to meet current legislative demands. The Company believes increased investment due to the next series of environmental regulations may not occur until 2006 in the United States and 2007/2008 in Europe. However, several Middle East countries have begun planning large investment programs to upgrade their refineries in order to meet the demands of clean fuels export markets. This follows a period of low refinery investment in that region. The pharmaceutical industry continues to invest but at a reduced level owing to excess production capacity following a series of mergers. In general, the Company believes the underlying growth in demand for their products should result in increased investment in the latter part of 2005 and 2006, and that the most significant investment will likely be spread across the US, Europe and Singapore.

The war in Iraq and its reconstruction to date has not had a significant impact on operations for the group. Efforts continue to secure portions of this work, but projects in Iraq are not currently forecasted to have a material impact on the 2004 financial results. Refer to the Backlog and New Orders Booked section for further discussion of bookings and backlog.

Energy Group

	2003	2002	2001

Operating revenues	$1,427,900	$1,556,700	$1,423,600
Change from prior year $	(128,800)	133,100	—
Change from prior year %	(8.3)%	9.4%	—
EBITDA	140,400	(31,100)	(27,200)
Change from prior year $	171,500	(3,900)	—
Change from prior year %	551.4%	(14.3)%	—

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings/(loss) before taxes (before goodwill charge), interest expense, depreciation and amortization. The Company has presented EBITDA because it believes it is an important supplemental measure of operating performance. EBITDA, adjusted

Back to Contents

for certain unusual and infrequent items specifically excluded in the terms of the Senior Credit Facility, is also used as a measure for certain covenants under the Senior Credit Facility. The Company believes that the line item on its consolidated statement of earnings entitled “net earnings/(loss)” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings/(loss) as an indicator of operating performance. EBITDA, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of the Company’s ability to fund its cash needs. As EBITDA excludes certain financial information compared with net earnings/(loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions which are excluded. A reconciliation of EBITDA, a non-GAAP financial measure, to net earnings/(loss) a GAAP measure, is shown below.

	2003	2002	2001

EBITDA	$140,400	$(31,100)	$(27,200)
Less: Interest Expense	17,500	21,600	26,500
Depreciation and amortization	21,700	37,700	34,400

Earnings/(loss) before income taxes	101,200	(90,400)	(88,100)

Tax (benefits)/provision	43,400	(62,900)	(27,400)

Net earnings/(loss) prior to cumulative effect of a change in accounting principle	57,800	(27,500)	(60,700)
Cumulative effect on prior years of change in accounting principle for goodwill	—	(101,800)	—

Net earnings/(loss)	$57,800	$(129,300)	$(60,700)

The decrease in operating revenues for year 2003 primarily reflects the Company’s North American unit’s execution and completion in 2002 of several major projects that were not replaced in 2003. The decline recorded in North America was partially offset by the performance of the European operations which are executing major projects in Poland, Germany, Estonia, and Ireland.

The change in EBITDA was largely impacted by the 2002 charges outlined at the beginning of this Item 7 and by the successful completion of significant portions of work on projects in Poland, Ireland, and the United States.

The North American power market remains weak; however, operations in Northern Europe and selected markets in the Middle East remain relatively active. The Company’s operations in Europe have received notification of a significant award for a circulating fluidized bed boiler utilizing once through technology, however, formal notice to proceed is dependent on the client obtaining adequate financing. Notice to proceed is expected by the fourth quarter 2004 and the initial engineering work on this project is nearing completion. Additionally, management believes selective project opportunities exist in North America and in Eastern Europe at coal fired power plants. The Company’s North American operations expect the market to migrate toward increasing levels of service opportunities while awaiting the return of the re-powering opportunities in the second half of the decade. Eastern Europe is expected to generate significant coal fired project opportunities for the Company in 2005 and beyond.

The war in Iraq and its reconstruction has had no significant impact on the group’s operations to date and is not currently forecast to have a significant impact on the 2004 financial results. Refer to the Backlog and New Orders Booked section for further discussion of business outlook.

The Company has reviewed various methods of monetizing selected Power Systems facilities and sold the Hudson Falls, New York waste-to-energy facility in October 2003. A charge of $35,500 was recorded in 2002 in anticipation of this sale and a gain of $4,300 was recorded when the sale was completed. Based on current market conditions, management expects to continue to operate the remaining facilities in the normal course of business.

Back to Contents

Management has reviewed the remaining facilities for impairment on an undiscounted cash flow basis and determined that no adjustment to the carrying amounts is required. If the Company decided to monetize the remaining assets, it is possible that the amounts realized could differ materially from the balances in the financial statements.

Financial Condition

The Shareholders’ Deficit at the year-end 2003 was $872,400 compared to a deficit of $780,900 at year-end 2002. A summary of the 2003 and 2002 changes follows:

	2003		2002

Shareholders’ Deficit as of beginning of year		$(780,900)	$(48,400)
Net loss prior to cumulative effect of a change in accounting principle		(157,000)	(374,700)
Cumulative effect on prior years (to December 28, 2001) of a change in accounting principle for goodwill, net of $0 tax		—	(150,500)
Minimum pension liability adjustment		58,700	(226,000)
Foreign currency translation adjustment and other		6,800	18,700

Shareholders’ Deficit as of end of year	$	(872,400)	$(780,900)

For fiscal 2003, 2002 and 2001, investments in land, buildings and equipment were $12,900, $53,400 and $34,000, respectively. The investments were primarily related to information technology equipment and office equipment, and the routine capital expenditures at the Company’s build, own, and operate plants. In 2002, investments also included the buyout of an operating lease financing agreement on a corporate office building in New Jersey of approximately $33,000, approximately $4,700 of routine capital expenditures at the Company’s build, own and operate plants and $15,700 of other capital expenditures worldwide. Capital expenditures will continue to be directed primarily toward strengthening and supporting the Company’s core businesses and are limited by terms within the Senior Credit Facility. The Senior Credit Facility limits capital expenditures to $30,000 per year in 2004 and 2005.

The decrease in land, buildings and equipment during 2003 reflects the divesture of the Hudson Falls waste-to-energy facility and the write-down of an office building.

During 2003, the Company successfully settled several contract disputes resulting in net cash proceeds to the Company of approximately $39,000. The settlements resulted in reductions in accounts receivable and contracts in process.

Refer to Note 7 to the consolidated financial statements for information regarding the Company’s benefit plans and to Note 20 for information regarding the Company’s asbestos-related assets and liabilities.

Corporate and other debts, including the Senior Credit Facility, are as follows:

	December 26, 2003	December 27, 2002

Senior Credit Facility (average interest rate 7.16%)	$128,163	$140,000
Senior Notes at 6.75% due November 15, 2005	200,000	200,000
Other	5,637	6,707

	$333,800	$346,707
Less, Current portion	71	5,005

	$333,729	$341,702

Special purpose project debt consists of the debt associated with the build, own, and operate special purpose operating subsidiaries. The operating results of these companies are consolidated within the Energy Group and the debt by company is as follows:

Back to Contents

	December 26, 2003	December 27, 2002

Martinez Cogen Limited Partnership.	$21,887	$27,907
Foster Wheeler Coque Verde, L.P.	37,782	40,077
Camden County Energy Recovery Associates	77,508	88,920
Adirondack Resource Recovery Associates	—	48,936

	$137,177	$205,840
Less, Current portion	17,896	24,227

	$119,281	$181,613

     The Adirondack debt is associated to the Hudson Falls, New York waste-to-energy facility sold in October 2003.

     Additionally, the Company held the following debt at the close of each period:

	December 26, 2003	December 27, 2002

Bank loans	$121	$14,474

Capital lease obligations, net of current portion $(1,322 and $750, respectively for 2003 and 2002)	$62,373	$58,237

Subordinated Robbins exit funding obligations, net of current portion $(1,690 and $1,580 respectively for 2003 and 2002)	$111,589	$111,674

Convertible subordinated notes	$210,000	$210,000

Preferred trust securities	$175,000	$175,000

     Bank loans reflect repayment at maturity in June 2003 of a credit facility in Europe.

Liquidity and Capital Resources

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as the Company maintaining credit facilities and bonding capacity adequate to conduct its business. The Company has incurred significant losses in each of the years in the three-year period ended December 26, 2003, and has a shareholder deficit of $872,400. The Company has substantial debt obligations and during 2002, it was unable to comply with certain debt covenants under the previous revolving credit agreement. As described in more detail below, the Company received waivers

Back to Contents

of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the credit facilities were amended to provide covenant relief of up to $180,000 of gross pretax charges recorded in the third quarter of 2002 and also to provide that up to an additional $63,000 in pretax charges related to specific contingencies could be excluded from the covenant calculation through December 2003, if incurred. In March 2003, the Senior Credit Facility was again amended to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants and the minimum EBITDA and senior debt ratio. The credit facilities were also amended in July 2003 to provide waivers of the applicable sections of the Senior Credit Facility to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. There is no assurance that the Company will be able to comply with the terms of the Senior Credit Facility, as amended, and other debt agreements during 2004. Management’s current forecast indicates that the Company will be in compliance with the financial covenants contained in the Senior Credit Facility throughout 2004. However, there can be no assurance that the actual financial results will match the forecasts or that the Company will not violate the covenants.

The Company’s U.S. operations, which include the corporate center, are cash flow negative and are expected to continue to generate negative cash flow due to a number of factors including costs related to the Company’s indebtedness, obligations to fund U.S. pension plans, and other expenses related to corporate overhead.

Management closely monitors liquidity and updates its U.S. cash flow forecasts weekly. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, and working capital needs. The Company’s current cash flow forecasts indicate that sufficient cash will be available to fund the Company’s U.S. and foreign working capital needs throughout 2004. Ensuring adequate domestic liquidity remains a priority for the Company’s management.

As of December 26, 2003, the Company had aggregate indebtedness of approximately $1,000,000. A breakdown of the debt is provided in the Financial Condition Section. Details about specific debt instruments are also provided later in this section.

The corporate debt must be funded primarily with distributions from foreign subsidiaries. As of December 26, 2003, the Company had cash and cash equivalents on hand, short-term investments, and restricted cash totaling $430,200 compared to $429,400 as of December 27, 2002. Of the $430,200 total at December 26, 2003, approximately $366,700 was held by foreign subsidiaries. The Company is sometimes required to cash collateralize bonding or certain bank facilities and such amounts are included in restricted cash. The amount of restricted cash at December 26, 2003 was $52,700, of which $48,000 relates to the non-U.S. operations.

The Company requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs. The Company’s current 2004 forecast assumes cash repatriations from its non-U.S. subsidiaries from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends of approximately $61,000. In 2003, the Company repatriated approximately $100,000 from its non-U.S. subsidiaries.

There can be no assurance that the forecasted foreign cash transfers will occur as there are significant legal and contractual restrictions on the Company’s ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of the Company’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory minimum capitalization requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law which could result in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, the Company may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries or future earnings of those subsidiaries in sufficient amounts to fund its U.S. working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit the Company’s ability to continue as a going concern.

Commercial operations under a domestic contract retained by the Company in the Environmental asset sale commenced in January 2004. The plant processes low-level nuclear waste for the U.S. Department of Energy (“DOE”). The Company funded the plant’s construction costs and operates the facility. The majority of the invested capital is recovered during the early stages of processing the waste materials. This project is forecast to generate net cash flow from capital recovery and operations in 2004 in excess of $40,000. This represents a material component

Back to Contents

of the domestic cash flow forecast and failure to generate such funds when forecast could have a material adverse impact on the Company’s ability to continue as a going concern.

On February 26, 2004, the California Public Utilities Commission approved certain changes to Pacific Gas & Electric’s rates. As relevant to the Company’s subsidiary’s Martinez Project, the E-20T rate has been decreased by approximately 15% retroactive to January 1, 2004, having a negative effect on the subsidiary’s 2004 cash flow and earnings. This rate change has been reflected in the Company’s liquidity forecast.

There can be no assurance that the cash amounts realized and/or timing of the cash flows will match the Company’s forecast.

As part of its debt restructuring plan, the Company and certain of its subsidiaries filed an amended registration statement with the SEC on December 22, 2003, and as further amended on January 13, 2004, relating to an offer for all of the existing $175,000 Preferred Trust Securities, $210,000 Convertible Notes, $113,300 Robbins bonds, and $200,000 2005 Senior Notes (the “Senior Notes”) due 2005. The S-4 is expected to be amended and filed after this Form 10-K is filed.

On February 5, 2004, the Company announced, in support of its restructuring activities, a number of institutional investors have committed to provide $120,000 of new financing to the Company to replace the current term loan and the revolving credit facility portions of its Senior Credit Facility. This commitment is contingent upon the completion of the proposed exchange offer. Additionally, the Company has discontinued its previously announced plans to divest one of its European operating units.

The total amount of debt and preferred trust securities subject to the exchange offer is approximately $700,000. Interest expense incurred on this debt in 2003 totaled approximately $55,000. The Company is offering a mix of equity as well as debt with longer maturities in exchange for these securities. The Company anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer; however, there can be no assurance that the Company will complete the exchange offer on acceptable terms, or at all.

Failure by the Company to achieve its cash flow forecast or to complete the components of the restructuring plan on acceptable terms would have a material adverse effect on the Company’s financial condition. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In August 2002, the Company finalized a Senior Credit Facility with its lender group. This facility included a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility which expires on April 30, 2005. The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries. The Senior Credit Facility has no required repayments prior to maturity on April 30, 2005. The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retained the first $77,000 of such amounts and also retains a 50% share of the balance. With the Company’s sale of the Environmental net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, principal prepayments of $11,800 were made on the term loan during 2003.

The financial covenants in the agreement commenced at the end of the first quarter 2003 and include a senior leverage ratio and a minimum EBITDA as defined in the agreement, as amended. Compliance with these covenants is measured quarterly. The EBITDA covenant compares the actual average rolling four quarter EBITDA, as adjusted in the Senior Credit Facility, to minimum EBITDA targets. The senior leverage covenant compares actual average rolling EBITDA, as adjusted in the Senior Credit Facility, to total senior debt. The resultant multiple of debt to EBITDA must be less than maximum amounts specified in the Senior Credit Facility. Management’s current forecast indicates that the Company will be in compliance with these covenants throughout 2004. However, there can be no assurance that the actual results will match to forecasts or that the Company will not violate the covenants.

Amendment No. 1 to the Senior Credit Facility, obtained on November  8, 2002, provides covenant relief of up to $180,000 of gross pretax charges recorded by the Company in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. By the fourth quarter 2003, $31,000 of the contingency risks were favorably resolved, and additional project reserves were established for $32,000 leaving a contingency balance of $0.

Back to Contents

Amendment No. 2 to the Senior Credit Facility, entered into on March  24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, the Company made a prepayment of principal in the aggregate amount of $10,000 in March 2003.

Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. In connection with this amendment to the Senior Credit Facility, the Company agreed to pay on March 31, 2004 a fee equal to 5% of the lenders’ credit exposure on March 31, 2004 if the Company has not made a prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. The Company expects the gross amount of this fee, if required, will be approximately $14,000, which has been accrued and included in the Company’s liquidity forecast for 2004.

Holders of the Company’s Senior Notes due November 15, 2005 have a security interest in the stock and debt of certain of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the revolving portion of the Senior Credit Facility. The Term Loan and the obligations under the letter of credit facility (collectively approximating $164,900 at December 26, 2003) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

The Company finalized a sale/leaseback arrangement in the third quarter of 2002 for an office building at its corporate headquarters. This capital lease arrangement leases the facility to the Company for an initial non-cancelable period of 20 years. The proceeds from the sale/leaseback were sufficient to repay the balance outstanding under a previous operating lease arrangement of $33,000 for a second corporate office building. This repayment is included in 2002 capital expenditures. The long-term capital lease obligation of $44,120 at December 26, 2003 is included in capital lease obligations in the accompanying consolidated balance sheet. The Company entered into a binding agreement in the first quarter 2004 to sell the second corporate office building previously noted. The sale is expected to close in the second quarter 2004. The Company expects cash proceeds from the sale of approximately $17,000 and expects to repay 50% of this amount to the Senior Credit Facilities lenders.

During the third quarter of 2002, the Company also completed a receivables financing arrangement of up to $40,000. The funding available to the Company is dependent on the amount and characteristics of the domestic receivables. The amount available to the Company fluctuates daily, but the Company estimates that approximately $10,000 will be available during 2004. This financing arrangement expires in August 2005 and is subject to covenant compliance. The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding. As of December 26, 2003 and December 27, 2002, the Company had $0 borrowings outstanding under this facility.

On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provides for up to $45,000 of additional revolving loans available to provide working capital which may be required by these subsidiaries as they seek to grow the business by pursuing a larger volume of lump sum EPC contracts. The facility is secured by substantially all of the assets of these subsidiaries. The facility is subject to covenant compliance. Such covenants include a minimum EBITDA level and a loan to EBITDA ratio. As of March 10, 2004, the facility remains undrawn.

Since January 15, 2002, the Company has exercised its right to defer payments on the junior subordinated debentures underlying the 9.00% Preferred Capital Trust I securities and, as a result, to defer payments on those securities. $175,000 in aggregate liquidation amount of the Preferred Trust Securities is currently outstanding. The Senior Credit Facility, as amended, currently requires the Company to defer the payment of the dividends on the preferred trust securities and no dividends were paid during 2003.

The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management’s forecast indicates that the Company will be in compliance with the debt covenants throughout 2004. However, there can be no assurance that the actual results will match the forecasts or that the Company will not violate the covenants. If the Company violates a covenant under the Senior Credit Facility, the sale/leaseback arrangement or the receivables financing arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a default

Back to Contents

under the following agreements: the Senior Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the Subordinated Robbins Facility exit funding obligations. The total amount of Foster Wheeler Ltd. debt that could be accelerated, including the amount outstanding under the Senior Credit Facility, is $919,300 as of December 26, 2003.

The debt covenants and the potential payment acceleration requirements raise substantial doubts about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s operations used cash of approximately $62,100 in 2003 while the Company generated cash flow from operations of $160,400 during 2002. Management had previously forecasted much of the 2002 positive timing flows for several major projects to reverse in 2003, and forecasted cash flow from 2003 operations to be negative. The net cash use for operations in 2003 was primarily due to working capital requirements of approximately $42,000 and amounts spent on restructuring of approximately $53,000, offset by the cash generated from operations. The 2002 sources of cash include the effects of positive timing flows on several major projects in the U.S. and Europe, and the results of management’s comprehensive cash management activities. Cash flow from operations in 2001 was negative largely because of costs associated with project claims and trade receivables in excess of 180 days. Collection of receivables has been one of the primary focuses of the Company’s comprehensive plan to enhance cash generation and to improve profitability. The benefits from this intervention began to accrue in 2002 and the changes to policies and procedures are expected to improve the Company’s future operations.

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

Restricted cash at December 26, 2003 consists of approximately $4,000 held primarily by special purpose entities and restricted for debt service payments, approximately $44,900 that was required to collateralize letters of credit and bank guarantees, and approximately $3,800 of client escrow funds. Domestic restricted cash totals approximately $4,700 which relates to funds held primarily by special purpose entities and restricted for debt service payments and client escrow funds. Foreign restricted cash totals approximately $48,000 and is comprised of cash collateralized letters of credit and bank guarantees and client escrow funds.

On March 7, 2003, the Company sold certain assets of its wholly owned subsidiary, Environmental, for sales proceeds then approximating $72,000. The Company also retained approximately $8,000 of Environmental’s cash on hand at the time of the asset sale. The sales proceeds were subject to adjustment based on a net worth calculation to be finalized subsequent to the sale. During the third quarter, the Company and the buyer agreed on a final net worth calculation that resulted in the Company returning $4,500 of the sales proceeds to the buyer over a six month time period. A total of $3,000 was returned by year-end and $1,500 was paid in February 2004. The net worth agreement had no impact on the pretax gain previously disclosed.

As noted above, the Company expects to receive net cash in excess of $40,000 in 2004 under a U.S. Government contract retained by Environmental. Project reserves of approximately $24,300 were recorded for this project during 2003 including a charge of $2,000 during the fourth quarter. Failure of the facility to operate as expected would delay recovery of the capital costs and would increase the project’s operating costs. If a delay occurs, it could have a material adverse impact on the Company’s financial condition, results of operations, and cash flow. For more information, see “Risk Factors – Foster Wheeler’s current and lump-sum, or fixed price, contracts and other shared risk contracts may result in significant losses if costs are greater than anticipated.”

A project reserve of approximately $8,600 was established in 2003 to reflect the diminished likelihood of full cost recovery on another contract retained by Environmental. This contract had been previously terminated for convenience by the ultimate client. This matter was settled in 2004, with no additional charge taken by the Company.

The Company also retained a long-term contract with a government agency that is to be completed in four phases. The first phase was for the design, permitting and licensing of a spent fuel facility. This phase was completed for a price of $66,700. The first phase of this project was profitable, but the close out of this phase resulted in increased costs. An $11,900 charge was recorded in 2003 and the remaining cash outlay of $4,000 will be expended in 2004. The Company is in the process of submitting requests for equitable adjustment related to this contract and, at December 26, 2003 and December 27, 2002, the Company’s financial statements reflect anticipated collection of $0 and $9,000, respectively, from these requests for equitable adjustment.

The second phase of the contract is billed on a cost plus fee basis and is expected to conclude in June 2004. In this phase, the Company must respond to any questions regarding the initial design included in phase one. Phase three, which is for the construction, start-up and testing of the facility for a fixed price of $114,000, subject to escalation, is scheduled to commence in 2004. This phase will begin with the purchase of long lead items followed in 2005 by the construction activities. Construction is expected to last two years and requires that a subsidiary of the Company fund the construction cost. Foster Wheeler USA Corporation, the parent company of Foster Wheeler Environmental Corporation, provided a performance guarantee on the project. In addition, a surety bond for the full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years. The Company and the government agency are evaluating the restructuring of the contract and have commenced discussions about possible restructuring or withdrawal from the contract. If the project were to proceed, the Company intends to seek third party financing to fund the majority of the construction costs, but there can be no assurance that the Company will secure such financing on acceptable terms, or at all. There also can be no assurance that the Company will be able to obtain the required surety bond. If the Company cannot obtain third party financing or the required surety bond, the Company’s participation would be uncertain. This could have a material adverse effect on the Company’s financial condition, results of operations, and cash flow.

During 2003, the Company successfully settled several domestic contract disputes. The disputes settled were both offensive and defensive in nature and generated approximately $39,000 in net proceeds during 2003. Additional payments associated with these settlements require the Company to pay a net $4,100 in 2004. These settlements resulted in a net pretax gain of $3,000.

In July 2003, several subsidiaries of the Company and Liberty Mutual Insurance Company, one of their insurers, entered into a settlement and release agreement that resolves the coverage litigation between the subsidiaries and Liberty Mutual in both state courts in New York and New Jersey. The agreement provides for a

Back to Contents

buy-back of insurance policies and the settlement of all disputes between the subsidiaries and Liberty Mutual with respect to asbestos-related claims. The agreement requires Liberty Mutual to make payments over a nineteen-year period, subject to annual caps, which payments decline over time, into a special account, established to pay the subsidiaries’ indemnity and defense costs for asbestos claims. These payments, however, would not be available to fund the subsidiaries’ required contributions to any national settlement trust that may be established by future federal legislation. The subsidiaries received in July an initial payment under the agreement of approximately $6,000, which was used to pay asbestos-related defense and indemnity costs.

In September 2003, the Company’s subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and certain London Market and North River Insurers. This agreement provides for cash payment of $5,900, which has been received by the subsidiaries, and additional amounts which have been deposited in a trust for use by the subsidiaries for defense and indemnity of asbestos claims. The pending litigation and negotiations with other insurers is continuing.

In January 2004, the Company’s subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and Hartford Accident and Indemnity Company and certain of its affiliates. This agreement provides for cash payment of $5,000, which has been received by the subsidiaries, an additional amount which has been deposited in a trust for use by the subsidiaries and a further amount to be deposited in that trust in 2005.

Refer to Note 20 of the accompanying consolidated financial statements for more information regarding the Company’s asbestos liabilities.

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

On April 10, 2003, the Board of Directors approved changes to the Company’s domestic employee benefits program, including the pension, postretirement medical, and 401(k) plans. The changes were made following an independent review of the Company’s domestic employee benefits which assessed the Company’s benefit program against that of the marketplace and its competitors. The principal changes consist of the following: the U.S. pension plan was frozen as of May 31, 2003, which means participants will not be able to increase the amount earned under the terms of the plan; the number of employees eligible for the postretirement medical plan will be reduced; and the plan will be enhanced to increase the level of employer matching contribution. The net effect of these changes is expected to positively impact the financial condition of the Company through reduced costs and reduced cash outflow. The Company anticipates a savings in expenses over what would have been paid if the plans were not amended of approximately $10,000 per year. The savings will not begin until 2004. The Company froze the Supplemental Employee Retirement Plan (“SERP”) and in April 2003 issued accreting letters of credit to certain employees. At December 26, 2003, letters of credit totalling $2,250 were outstanding under the SERP curtailment. The Company paid $500 in cash to the select SERP eligible employees in the third quarter.

     The Company maintains several defined benefit pension plans in its North American, United Kingdom, South African, and Canadian operations. Funding requirements for these plans are dependent, in part, on the performance of global equity markets and the discount rates used to calculate the present value of the liability. The poor performance of the global equity markets during recent years and low interest rates are expected to significantly increase the funding requirements for these plans in 2004 and 2005. The non-U.S. plans are funded from the local operating cash flows while funding for the U.S. plans is included within the U.S. working capital requirements previously noted. The U.S. pension plans are frozen and the United Kingdom’s plan is now closed to new entrants. The South African and Canadian plans are relatively immaterial. The liability interest rate used to calculate the U.S. funding requirement is established by the U.S. Government. The U.S. Congress previously passed legislation that temporarily increased the liability interest rate and thereby reduced the present value liability and corresponding funding requirements. This increased liability interest rate expired at the end of 2003 and the U.S. Congress is considering several proposals to amend the funding requirements. If the current rate is not extended, the funding requirement for the U.S. plans will approximate $37,000 in 2004 and $34,000 in 2005, versus $13,800 in 2003. If the current liability rate were increased by 100 basis points, the 2004 and 2005 funding requirements will be reduced by approximately $5,000 and $12,000 respectively. The funding amounts incorporate the savings achieved through the modification of the Company’s domestic pension plans discussed above, but are subject to change as the

Back to Contents

performance of the plans’ investments and the liability interest rates fluctuate, and as the Company’s workforce demographics change. The next update will occur no later than the first quarter 2004.

On November 14, 2003, the New York Stock Exchange (“NYSE”) de-listed the Company’s common stock as well as its related security, 9.00% FW Preferred Capital Trust I based on the Company’s inability to meet the NYSE’s minimum shareholders’ equity requirement of positive $50,000. The common stock and the 9.00% FW Preferred Capital Trust I securities are quoted on the Over-the-Counter Bulletin Board (“OTCBB”).

Under Bermuda law, the consent of the Bermuda Monetary Authority (“BMA”) is required prior to the transfer by non-residents of Bermuda of a Bermuda company’s shares.  Since becoming a Bermuda company, Foster Wheeler has relied on an exemption from this rule provided to NYSE-listed companies. Due to the Company’s de-listing, this exemption was no longer available.  To address this issue, the Company obtained the consent of the BMA to transfers between non-residents for so long as the Company’s shares continue to be quoted in the Pink Sheets or on the OTCBB.  The Company believes that this consent will continue to be available.

The Board of Directors of the Company discontinued the common stock dividend in July 2001. The Company is currently prohibited from paying dividends under the Senior Credit Facility, as amended. Accordingly, the Company paid no dividends on common shares during 2003 and does not expect to pay dividends on the common shares for the foreseeable future.

Contractual Obligations

The Company has contractual obligations comprised of bank loans, corporate and other debt, special purpose project debt, subordinated Robbins Facility exit funding obligations, convertible subordinated notes, preferred trust securities, and capital lease obligations. The Company is also obligated under non-cancelable operating lease obligations and purchase commitments. The aggregate maturities as of December 26, 2003, of these contractual obligations are as follows:

	Total	2004	2005	2006	2007	2008	Thereafter

Bank loans	$121	$121	$—	$—	$—	$—	$—
Corporate and other debt	333,800	71	333,039	647	43	—	—
Special purpose project debt	137,177	17,896	19,215	20,422	12,972	13,792	52,880
Subordinated Robbins Facility exit funding obligations	113,279	1,690	1,810	1,940	2,080	2,225	103,534
Convertible subordinated notes	210,000	—	—	—	210,000	—
Preferred Trust Securities	175,000	—	—	—	—	—	175,000
Preferred Trust Securities–deferred
interest payments	38,021	—	38,021	—	—	—	—
Operating lease commitments	259,700	25,100	22,800	19,400	17,200	15,700	159,500
Purchase commitments	402,000	360,400	29,900	5,900	3,900	1,900	—
Capital lease commitments	166,730	6,830	6,797	7,246	6,973	7,449	131,435

Total Contractual Cash Obligations	$1,835,828	$412,108	$451,582	$55,555	$253,168	$41,066	$622,349

Additionally, the Company expects to contribute a total of approximately $64,700 to its foreign and domestic pension plans in 2004.

In certain instances in its normal course of business, the Company has provided security for contract performance consisting of standby letters of credit, bank guarantees and surety bonds. As of December 26, 2003, such commitments and their period of expiration are as follows:

	Total	Less than 1 year	2-3 Years	4-5 Years	Over 5 Years

Bank issued letters of credit and guarantees	$483,000	$185,000	$198,000	$13,000	$87,000
Surety bonds	126,000	81,000	12,000	33,000	—

Total Commitments	$609,000	$266,000	$210,000	$46,000	$87,000

The Company may experience difficulty in obtaining surety bonds and bank guarantees/letters of credit on an unsecured basis in the future due to the changing view toward risk of loss in the current market, and the Company’s credit-rating. This may impact the Company’s ability to secure new business.

See Note 14 to the accompanying consolidated financial statements for a discussion of guarantees.

Back to Contents

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

	Consolidated Data

	2003	2002	2001

Backlog	$2,285,000	$5,446,000	$6,004,000
New orders	$2,163,000	$3,052,000	$4,109,000

The reduction in backlog is primarily attributable to the E & C Group’s U.K. and European operations. The balance reflects a decline in the Energy Group and the E & C Group’s North American operations. Approximately 52% of the 2003 year-end backlog is fixed price contracts as compared to 35% for 2002 and 45% for 2001. This is due primarily to a decline in projects with significant flow-through costs and the Environmental divestiture in March 2003.

A total of 72% of 2003 new orders in U.S. dollar terms were for projects awarded to the Company’s subsidiaries located outside of the United States compared to 62% in 2002, and 55% in 2001. Approximately 73%, 62% and 55% of new orders for 2003, 2002 and 2001, respectively, were for projects located outside of North America. Approximately 36% of 2003 new orders are fixed price contracts compared to 44% in 2002 and 48% in 2001. Key geographic regions contributing to new orders awarded in fiscal 2003 were Europe, the United States, Asia and the Middle East. Additional information is included in the group discussions below.

The reduced booking levels are an operating concern. Management believes the financial condition of the Company is having an increasingly negative impact with some clients. As a result, the Company established new, formalized internal reporting requirements in the second quarter of 2003 that closely monitors E & C man-hours in backlog and a new metric, Foster Wheeler scope.

Foster Wheeler scope is defined as the dollar value of backlog excluding costs incurred by Foster Wheeler as agent or as principal, on a reimbursable basis (i.e., flow-through costs). Foster Wheeler scope measures the component of backlog with mark-up, and corresponds to Foster Wheeler services plus fees for reimbursable contracts, and total selling price for lump sum contracts. It is useful to compare operating units with different composition of their contract portfolio between reimbursable and lump sum projects.

	Consolidated Data

	2003	2002	2001

E & C Man-hours in year-end backlog (in thousands)	3,830	5,900	9,390
Foster Wheeler Scope in year-end backlog (1)	$1,264,000	$2,092,000	$2,394,000

(1) Excludes Power Systems.

The decline in E & C man-hours is attributable primarily to the European operations and, to a lesser extent, the U.K. operations. The decline in Foster Wheeler scope is attributable primarily to the Energy Group and, to a lesser extent, the E & C Group’s European operations. Since December 2002, Foster Wheeler scope declined $828,000 or 40%, due primarily to the European operations of the Energy Group and the E & C Group.

Additional information is included in the group discussions below.

Back to Contents

Engineering and Construction Group (E & C)

	2003	2002	2001

Backlog	$1,343,000	$4,018,000	$4,475,000
New Orders	$1,281,000	$1,672,000	$2,632,000
E & C Man-hours in year-end backlog (in thousands)	3,830	5,900	9,390
Foster Wheeler Scope in year-end backlog	$424,000	$752,000	$961,000

Backlog and new orders were reduced to reflect the divestiture of Environmental in March 2003. Environmental’s backlog at December 27, 2002 was approximately $1,800,000.

In addition to the impact of the Environmental divestiture, the decline in backlog is attributed to operations in the U.K. and United States. Two major engineering, procurement and construction projects were awarded at oil refineries in the U.K. and United States during 2001, and significant portions of the contracts were executed in 2002. Both projects include large quantities of flow-through costs. No similar sized projects, in U.S. dollar terms, were awarded in 2002, thereby decreasing backlog in 2003.

The decline in new orders, in U.S. dollar terms, relates to the two major engineering, procurement and construction projects noted above and reduced bookings associated with Environmental contracts divested in March 2003. Overall, the level of bookings in U.S. dollar terms is less than the group’s recent history. Approximately 70% of year-end backlog and 79% of 2003 bookings were from cost reimbursable plus fee contracts. This compares to 89% and 87% in 2002, and 73% and 71% in 2001, and reflects a decline in projects with significant flow-through costs and the Environmental divestiture. Approximately 86% of 2003 backlog and 96% of new orders are for projects located outside North America. This compares to 51% and 78% in 2002, and 50% and 64% in 2001.

In addition to the impact of the Environmental divestiture, the decline in E & C man-hours is attributable primarily to the European operations and, to a lesser extent, the U.K. Both are due to a reduction in new orders and the absence of replacing the aforementioned large oil refinery awards.

The decline in Foster Wheeler scope is $328,000, or 44%. This is less in percentage terms than the 67% decrease in backlog and reflects the aforementioned decline in flow-through costs and the Environmental divestiture in March 2003.

Results in 2003 reflected world economic growth and weak investment in many of the market sectors served by the E & C Group. Depressed oil refining margins discouraged investment, although the Company continued to win business because of spending on clean fuels production. The refinery market was most active in the United States and Europe, however, refinery owners in the Middle East were awarding contracts in the second half of the year.

The Company believes that the ongoing economic recovery in the United States has boosted prospects for growth in global trade, especially in Asia, in 2004. Growth in global trade is expected to impact the E & C industry in which the Company operates by, among other things, firming up the demand for oil and gas which management believes will help sustain higher energy prices and correspondingly drive demand for the Company’s business. Additionally, the Company believes gas to liquids plants may be planned for construction in Qatar. The Company anticipates this will encourage investment in oil and gas production facilities in 2004 in many parts of the world, notably the Middle East, Russia and the Caspian region. The Company believes that the liquid natural gas industry has increased development potential driven by the need to develop infrastructure to import LNG to the United States. In addition, the ongoing economic recovery is also expected to increase demand for petrochemical products. The Company anticipates investment in new capacity to continue and be heavily concentrated in the Middle East and China, although the latter country’s demand for imports may encourage some investment in other parts of Asia. The Company also anticipates investment may be higher in 2005 but some expect some improvement in 2004 as well. As the Company previously anticipated, there appears to be a slowing down of clean fuels projects at refineries in Europe and the U.S. as they work to meet current legislative demands. However, several Middle East countries have begun planning large investment programs to upgrade their refineries in order to meet the demands of clean fuels export markets. This follows a period of low refinery investment in that region. The pharmaceutical industry continues to invest but at a reduced level owing to excess production capacity following a series of mergers. In general, the Company believes the underlying growth in demand for their products should result in increased investment in the latter part of 2005 and 2006, and that the most significant investment will likely be spread across the US, Europe and Singapore. The Company presently expects that the growth in new orders resulting from these improved economic conditions will be realized in 2005 rather than in 2004.

Back to Contents

Energy Group

	2003	2002	2001

Backlog	$946,000	$1,436,000	$1,548,000
New orders	$873,000	$1,396,000	$1,478,000
Foster Wheeler Scope in year-end backlog	$840,000	$1,340,000	$1,433,000

The Energy Group’s backlog decreased $490,000 at the end of 2003, representing a 34% decrease from 2002 and a 39% decrease from 2001. Several large Heat Recovery Steam Generators and Selective Catalytic Reduction contracts were not replaced in 2002, thereby decreasing backlog in 2003. In addition, a major new contract anticipated to be awarded in 2003 to the Finnish operation was delayed and is now anticipated in the fourth quarter of 2004.

The decline in new orders for 2003 of $523,000, or 37%, is primarily a result of both Finnish and North American operations. Approximately 80% of 2003 year-end backlog and 57% of new orders were from fixed-price projects as compared to 93% and 72% in 2002, and 88% and 78% in 2001. Approximately 60% of 2003 backlog, and 38% of new orders, were for projects located outside North America as compared to 66% and 40% in 2002, and 62% and 37% in 2001. The decrease in the relative percentage of business outside North America reflects the slow worldwide economy in the power sector and the Company’s financial condition.

Foster Wheeler scope declined $500,000, or 37%, as compared to year-end 2002. This is slightly more in percentage terms than the 34% decrease in backlog and reflects a small increase in cost reimbursable plus fee versus lump sum contracts.

Results in 2003 reflected that the North American power market continues to suffer from relatively slow economic growth, over capacity, and the financial difficulties of independent power producers. In 2004, maintenance and service contracts continue to be the growth opportunities in the North American power market. Supply opportunities for new equipment associated with solid fuel boiler contracts are expected to be limited in the short term except for growth opportunities in circulating fluidized bed boilers which are expected to continue in certain European and Asian markets. Selected opportunities in environmental retrofits are expected to continue.

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

Back to Contents

Application of Critical Accounting Estimates

The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Management and the Audit Committee of the Board of Directors approve the critical accounting policies.

Highlighted below are the accounting policies that management considers significant to the understanding and operations of the Company’s business as well as key estimates that are used in implementing the policies.

Revenue Recognition

Revenues and profits in long-term fixed-price contracts are recorded under the percentage-of-completion method. Progress towards completion is measured using physical completion of individual tasks for all contracts with a value of $5,000 or greater. Progress toward completion of fixed-priced contracts with a value under $5,000 is measured using the cost-to-cost method.

Revenues and profits on cost reimbursable contracts are recorded as the costs are incurred. The Company includes flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when the Company is responsible for the engineering specifications and procurement for such costs.

Contracts in progress are stated at cost, increased for profits recorded on the completed effort, or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances are presented as “estimated costs to complete long-term contracts.”

The percentage-of-completion method is the preferable method of revenue recognition as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

The Company has thousands of projects in both reporting segments that are in various stages of completion. Such contracts require estimates to determine the appropriate final estimated cost (“FEC”), profits, revenue recognition, and the percentage complete. In determining the FEC, the Company uses significant estimates to forecast quantities to be expended (i.e. man-hours, materials and equipment), the costs for those quantities (including exchange rate fluctuations), and the schedule to execute the scope of work including allowances for weather, labor and civil unrest. Many of these estimates cannot be based on historical data as most contracts are unique, specifically designed facilities. In determining the revenues, the Company must estimate the percentage complete, the likelihood of the client paying for the work performed, and the cash to be received net of any taxes ultimately due or withheld in the country where the work is performed. Projects are reviewed on an individual basis and the estimates used are tailored to the specific circumstances. Significant judgment is exercised by management in establishing these estimates as all possible risks cannot be specifically quantified.

In 2003 and 2002, the Company recorded charges for revaluations of project cost estimates and provisions for uncollectible receivables of $32,300 and $80,500, respectively.

The recent financial results and the resultant intervention actions initiated by management evidence the fact that the estimates can be significantly different from the actual results. The project estimates are made on an individual project basis and are revised as additional information becomes available throughout the life cycle of contracts. If the FEC to complete long-term contracts indicates a loss, provision is made immediately for the total loss anticipated. Profits are accrued throughout the life of the project based on the percentage complete. The project life cycle, including the warranty commitments, can be up to six years in duration.

It is extremely difficult to calculate sensitivities on the above estimates given the thousands of individual contracts that exist at any point in time and because the estimates are project-specific rather than broad-based percentages.

Claims Recognition

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from clients or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of the AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it

Back to Contents

is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by management’s determination of the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded to the extent that contract costs relating to the claim have been incurred. The amounts recorded, if material, are disclosed in the notes to the financial statements. Costs attributable to claims are treated as costs of contract performance as incurred.

In 2002, the Company revised its estimates of claim revenues to reflect recent adverse recovery experience due to management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. As a result, pretax charges approximating $136,200 were recorded in 2002. As claims are settled, differences between the claim specific amounts reflected in the financial statements and the settlements are recorded as gains or losses. The Company continues to actively pursue these claims and, in 2003 recoveries of $1,500 were recognized as income when collected. At December 26, 2003, the Company had no claims and no requests for equitable adjustment recorded. Company policy requires all new claims in excess of $500 to be formally reviewed and approved by the corporate chief financial officer prior to being recorded in the financial results.

Asbestos

The Company has recorded assets of $555,400 relating to probable insurance recoveries of which approximately $60,000 is recorded in accounts and notes receivables, and $495,400 is recorded as long-term. The total liability recorded is comprised of an estimated liability relating to open (outstanding) claims of approximately $372,200 and an estimated liability relating to future unasserted claims of approximately $214,000. Of the total, $60,000 is recorded in accrued expenses and $526,200 is recorded in asbestos related liability on the consolidated balance sheet. The liability is an estimate of future asbestos-related defense costs and indemnity payments that are based upon assumed average claim resolution costs applied against currently pending and estimated future claims. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending litigation with certain insurers. The defense costs and indemnity payments are expected to be incurred over the next fifteen years.

As of December 26, 2003, approximately $257,700 was contested by the Company’s subsidiaries’ insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the subsidiaries various insurers and the subsidiaries as self-insurers. The Company believes that any amounts that its subsidiaries might be allocated as self-insurers would be immaterial. Based on the nature of the litigation and the opinions received from outside counsel, the Company believes that the possibility of not recovering the full amount of the asset is remote.

Management of the Company has considered the asbestos litigation and the financial viability and legal obligations of its subsidiaries’ insurance carriers and believes that except for those insurers which have become or may become insolvent for which a reserve has been provided, the insurers or their guarantors will continue to adequately fund claims and defense costs relating to asbestos litigation. The average cost per closed claims since 1993 is $1.8.

The Company recorded charges related to increases in the valuation allowance for insurance claims receivable of $68,100, $26,200 and $0 for the years ended 2003, 2002 and 2001, respectively. These charges were recorded in other deductions in the consolidated statement of operations. The 2003 non-cash asbestos charge was due to the Company receiving a somewhat larger number of claims in 2003 than had been expected, which resulted in an increase in the projected liability related to asbestos. In addition, the size of the Company’s insurance assets was reduced due to the insolvency of a significant carrier in 2003. The 2002 charge was recorded due to allocation of future costs to an insurer who became insolvent.

It should be noted that the estimates of the assets and liabilities related to asbestos claims and recovery are subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainties as to the ultimate number of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies currently involved in litigation, the Company’s subsidiaries’ ability to recover from their insurers, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. If the number of claims received in the future exceeds the Company’s estimate, it is likely that the costs of defense and indemnity will similarly exceed the Company’s estimates. These factors are

Back to Contents

beyond the Company’s control and could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.

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

Management utilizes its business judgment in establishing these estimates. The estimates can vary significantly from the actual results and management cannot provide any assurance that the estimates used to calculate the pension liabilities included herein will approximate actual results. The volatility between the assumptions and actual results can be significant. For example, the performance by the global equity markets during 2000-2002 was significantly worse than estimated, while the equity markets in 2003 were better than expected. The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. The long-term rate of return is reviewed annually by the Company for its funded plans and adjusted, if required. The weighted average expected long-term rate of return on plan assets has declined from 9.3% to 7.9% over the past three years. Returns on the Company’s pension plan assets in the United States from 2000 through 2002 were less than the estimates by approximately $100,000. A reduction in the U.S. interest rate serving as the basis for the discount rate assumptions during the same three years accounted for an approximate $40,000 increase in the Company’s calculated liability.

Pension liability calculations are normally updated annually at each year end, but may be updated in interim periods if any major plan amendments or curtailments occur. The Company’s liability calculation is reflected in the financial statements herein.

Long-Lived Asset Accounting

The Company accounts for its long-lived assets, including those that it may consider monetizing, as assets to be held and used. Management periodically reviews subsidiaries for impairment as required under SFAS No. 144 using an undiscounted cash flow analysis. These reviews require estimating the costs to operate and maintain the facilities over an extended period that could approximate 25 years or more. Estimates are made regarding the costs to maintain and replace equipment throughout the facilities, period operating costs, the production quantities and revenues, and the ability by clients to financially meet their obligations. If a formal decision is made by management to sell an asset, a discounted cash flow methodology is utilized for such assessment.

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

Back to Contents

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

In the fourth quarter of 2001, the Company established a valuation allowance of $194,600, primarily for domestic deferred tax assets under the provisions of SFAS No. 109. Such action was required due to the losses from domestic operations experienced in the three most recent fiscal years. For statutory purposes, the majority of the deferred tax assets for which a valuation allowance was provided do not begin to expire until 2020 and beyond, based on the current tax laws. Based on the establishment of the valuation allowance, the Company does not anticipate recognizing a provision for federal income taxes on domestic operations until some time subsequent to the successful completion of the proposed restructuring.

If the Company completes the exchange offer as discussed in Note 1 to the consolidated financial statements, it will be subject to substantial limitations on the use of pre-change losses and credits to offset U.S. federal taxable income in any post-change year. Since a valuation allowance has already been reflected to offset these losses and credits, this limitation will not result in a significant write-off by the Company.

Performance Improvement Intervention

In March 2002, the Company initiated a comprehensive plan to enhance cash generation and to improve profitability. The operating performance portion of the plan concentrated on the quality and quantity of backlog, the execution of projects in order to achieve or exceed the profit and cash targets and the optimization of all non-project related cash sources and uses, including cost reductions. In connection with this plan, a group of outside consultants was hired for the purpose of carrying out a performance improvement intervention. The tactical portion of the performance improvement intervention concentrates on booking current projects, and generating incremental cash from high leverage opportunities such as overhead reductions, procurement, and accounts receivable. The systemic portion of the performance improvement intervention concentrates on sales effectiveness, estimating, bidding, and project execution procedures. Management believes the turnaround of the Energy Group’s North American operating unit is in large part the result of the intervention activities.

Specific details of the activities to date include the following:

     Procurement

The Company concluded the implementation of a procurement initiative that focused on reducing internal man-hours and cycle times as well as engaging in strategic agreements with key suppliers.

     Accounts Receivable

     A company-wide management operating system was implemented to identify and track actions relating to collection of all receivables. A policy was established requiring actions to be taken prior to receivables becoming due as well as the actions to be taken when collections are past due.

     Trade accounts and notes receivable at December 26, 2003 and December 27, 2002 were $451,000 and $543,100, respectively, at a time that operating revenues increased $204,600 when compared to 2002 showing improvement in collection.

     Cost Reductions

     Management continues to evaluate its staffing levels in relation to current and expected workload. Staff levels were reduced by approximately 2,300 during 2003. The reductions included technical and non-technical positions, including executive and middle management levels, engineering, manufacturing, administrative support

Back to Contents

staff, overhead personnel, and office expenses. The staff reductions include early retirements, voluntary and involuntary terminations.

Management will continue to adjust the Company’s resources to match its workload and continues to explore ways to increase efficiencies and reduce costs. Management expects to increase the use of its low cost engineering center in India during 2004.

     Sales

The Company continues to emphasize booking high quality contracts. In May 2002, the Company launched an initiative to improve the sales effectiveness of its North American Energy and E & C Groups and in 2003 reorganized and added resources to its E & C sales force.

     Risk Management

The Company’s Project Risk Management Group (“PRMG”), established in the second quarter of 2002, is responsible for reviewing proposals and contracts that are in execution to ensure that the Company is protected from taking unacceptable levels of financial risk. During the second quarter 2003, an outside consulting firm was engaged to supplement the internal resources in the PRMG. The PRMG continues to be assisted in its efforts by Deloitte & Touche LLP, the Company’s internal auditors.

The Project Risk Management Group also issued, in conjunction with the financial group, a set of Corporate Policies to govern proposals and contracting, project execution including subcontracting, and procurement and contract accounting.

     High-leverage Projects

The Company launched a major initiative in the second quarter of 2002 that focused on the way the Company plans and executes projects in the field. The initiative’s objective was to build a best in class, Foster Wheeler project management system. This activity took the best practices and integrated them into a Company wide system.

The initiative was completed in January 2003 and determined that best in class practices existed but were not consistently applied. Updated systems and procedures were subsequently implemented and are applied to all new projects.

Code of Ethics

The Company maintains a code of ethics for all employees, including executive management. No exceptions or waivers were made to the code of ethics during 2003. See “Code of Ethics” in Item 10 under Part III of this report.

Accounting Developments

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

This interpretation does not apply to certain guarantee contracts, and the provisions related to recognizing a liability at inception for the fair value of the guarantor’s obligation, do not apply to the following:

a)	Product warranties

b)	Guarantees that are accounted for as derivatives

c)	Guarantees that represent contingent consideration in a business combination

d)	Guarantees for which the guarantor’s obligations would be reported as an equity item (rather than a liability)

Back to Contents

e)	An original lessee’s guarantee of lease payments when that lessee remains secondarily liable in conjunction with being relieved from being the primary obligor (that is, the principal debtor) under a lease restructuring

f)	Guarantees issued between either parents and their subsidiaries or corporations under common control

g)	A parent’s guarantee of a subsidiary’s debt to a third party, and a subsidiary’s guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation requires consolidation by business enterprises of variable interest entities which have one or both of the following characteristics:

•	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; and

•	The equity investors lack one or more of the following essential characteristics of a controlling financial interest: a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights; b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; and c) the right to receive expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected loss.

FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, the effective date of FIN 46 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 was deferred until the end of the first interim or annual period ending after March 15, 2004.

Based on the Company’s preliminary assessment of the impact of this interpretation, management does not believe any of the Company’s currently unconsolidated variable interest entities are required to be included in its consolidated financial statements. Management does, however, believe that a subsidiary trust which issued mandatory redeemable preferred securities will need to be de-consolidated in 2004 under this interpretation. This will have no impact on the Company’s consolidated debt as the intercompany debt to the subsidiary trust will become third party debt upon de-consolidation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made: (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133; (2) in connection with the other FASB projects dealing with financial instruments; and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not impact the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability, many of which had been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This statement does

Back to Contents

not impact the financial instruments issued by the Company prior to May 31, 2003 and there have been no issuances of financial instruments by the Company since that date.

     In December 2003, the FASB issued SFAS No. 132R “Employer’s Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132R requires the following disclosures: (1) the dates on which plan’s assets and obligations are measured, (2) reporting entities must segregate data on the market values of plan assets into broad asset categories, (3) a narrative description of the investment policy of plan assets, (4) a narrative description for the basis for the development of the expected long-term rate of return of plan assets, (5) expected contributions to be made to the plan on a cash basis over the next fiscal year and (6) expected benefit payments for each of the next ten fiscal years. These changes are effective for fiscal years ending after December 15, 2003, with the exception of (1) expected benefit payments and (2) foreign plans which are delayed until fiscal years ending after June 15, 2004. SFAS No. 132R requires disclosure of two items in quarterly interim reports. These requirements are the net benefit cost and contribution made during the fiscal year. The Company adopted the disclosure requirements of this standard, including the foreign plans.

     On January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” The FSP permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”). Without the FSP, plan sponsors would be required under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date President Bush signed the Act into law. If deferral is elected, the deferral must remain in effect until the earlier of (a) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Act or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004. In accordance with the FSP, the Company has not reflected the impact of the Act on any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the consolidated financial statements or accompanying notes. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported information. The Company is currently assessing the impact of the Act and whether its postretirement plan should be amended in consideration of the new legislation.

Safe Harbor Statement

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Annual Report on Form 10-K and other reports and oral statements made by representatives of the Company from time to time may contain forward-looking statements that are based on management’s assumptions, expectations and projections about the Company and the various industries within which the Company operates. These include statements regarding the Company’s expectation regarding revenues (including as expressed by its backlog), its liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims, and the costs of current and future asbestos claims and the amount and timing of insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Company cautions that a variety of factors, including but not limited to the factors described under Item 1. “Business–Risk Factors of the Business” and the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements:

•	changes in the rate of economic growth in the United States and other major international economies;

•	changes in investment by the power, oil & gas, pharmaceutical, chemical/petrochemical and environmental industries;

•	changes in the financial condition of our customers;

•	changes in regulatory environment;

•	changes in project design or schedules;

•	contract cancellations;

•	changes in estimates made by the Company of costs to complete projects;

•	changes in trade, monetary and fiscal policies worldwide;

•	currency fluctuations;

Back to Contents

•	war and/or terrorist attacks on facilities either owned or where equipment or services are or may be provided;

•	outcomes of pending and future litigation, including litigation regarding the Company’s liability for damages and insurance coverage for asbestos exposure;

•	protection and validity of patents and other intellectual property rights;

•	increasing competition by foreign and domestic companies;

•	compliance with debt covenants;

•	monetization of certain Power System facilities;

•	implementation of its restructuring plan;

•	recoverability of claims against customers; and

•	changes in estimates used in its critical accounting policies.

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

ITEM 7A.

Quantitative and Qualitative Disclosures About Market Risk (amounts in thousands of dollars)

Management’s strategy for managing transaction risks associated with currency fluctuations is for each operating unit to enter into derivative transactions, such as foreign currency exchange contracts, to hedge its exposure on contracts into the operating unit’s functional currency. The Company utilizes all such financial instruments solely for hedging. Company policy prohibits the speculative use of such instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to such financial instruments. To minimize this risk, the Company enters into these financial instruments with financial institutions that are primarily rated “A” or better by Standard & Poor’s or “A2” or better by Moody’s. Management believes that the geographical diversity of the Company’s operations mitigates the effects of the currency translation exposure. However, the Company maintains substantial operations in Europe and is subject to translation risk for the Euro and Pound Sterling. No significant unhedged assets or liabilities are maintained outside the functional currencies of the operating subsidiaries. Accordingly, translation exposure is not hedged.

 Interest Rate Risk — The Company is exposed to changes in interest rates primarily as a result of its borrowings under its Revolving Credit Agreement, bank loans, and its variable rate special-purpose project debt. If market rates average 1% more in 2004 than in 2003, the Company’s interest expense would increase, and income before tax would decrease by approximately $1,500. This amount has been determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate balances as of December 26, 2003. In the event of a significant change in interest rates, management would likely attempt to take action to further mitigate its exposure to the change. However, due to the Company’s financial situation, it is unlikely that a hedging facility would be available.

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

At December 26, 2003, the Company’s primary foreign currency exposures and contracts are set forth below:

Back to Contents

Currency Hedged (bought or sold forward	Functional Currency	Foreign Currency Exposure (in equivalent US dollars)	Notional Amount of Forward Buy Contracts	Notional Amount of Forward Sell Contracts

Euro and legacy countries	US dollar	$10,000	$10,000	$—
	British pound	822	—	822
	Polish zloty	5,559	—	5,559
Swiss franc	Euro	7,733	—	7,733
Singapore dollar	Euro	5,836	5,836	—
US dollar	Euro	53,845	1,940	51,905
	British pound	245	—	245
South African rand	British pound	882	—	882

	Total	$84,922	$17,776	$67,146

The notional principal amount provides one measure of the transaction volume outstanding as of year end, and does not represent the amount of exposure to market loss. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments. The contracts mature in 2004. Increases in fair value of the forward sell contracts result in losses while fair value increases of the forward buy contracts result in gains. The contracts have been established by various international subsidiaries to sell a variety of currencies and receive their respective functional currency or other currencies for which they have payment obligations to third parties. See Note 10 to the consolidated financial statements for further information regarding derivative financial instruments.

Back to Contents

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Pages

Report of Independent Auditors	53
Consolidated Statement of Operations and Comprehensive Loss for each of the three years in the period ended December 26, 2003	54
Consolidated Balance Sheet at December 26, 2003 and December 27, 2002	55
Consolidated Statement of Changes in Shareholders’ Deficit for each of the three years in the period ended December 26, 2003	56
Consolidated Statement of Cash Flows for each of the three years in the period ended December 26, 2003	57
Notes to Consolidated Financial Statements	58

Other Financial Statements of Certain Foster Wheeler Subsidiaries

The following financial statements for certain of Foster Wheeler Ltd. indirectly wholly owned subsidiaries are included pursuant to Regulation S-X Rule 3-16 of the Exchange Act, “Financial Statements of Affiliates Whose Securities Collateralize an Issue Registered or Being Registered.” See Note 9 to the Foster Wheeler Ltd. consolidated financial statements.

Foster Wheeler LLC	124
Foster Wheeler International Holdings, Inc.	167
Foster Wheeler International Corporation	193
Foster Wheeler Europe Limited and Subsidiaries	219
FW Netherlands C.V. and Subsidiaries	244
Financial Services S.a.r.l.	271
FW Hungary Licensing Limited Liability Company	284

Back to Contents

Report of Independent Auditors

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations and comprehensive loss, of shareholders’ deficit and of cash flows, present fairly, in all material respects, the financial position of Foster Wheeler Ltd. and its subsidiaries (the “Company”) at December 26, 2003 and December 27, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2003 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective December 29, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses in each of the three years in the period ended December 26, 2003 and has a shareholders’ deficit of $872,400,000 at December 26, 2003. The Company has substantial debt obligations and during 2003 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations, assets sales and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the Company maintaining credit facilities and bonding capacity adequate to conduct business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 10, 2004

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEAR ENDED
(in thousands of dollars, except per share amounts)

	December 26,	December 27,	December 28,
	2003	2002	2001

Revenues:
Operating revenues	$3,723,815	$3,519,177	$3,315,314
Other income (including interest:
2003 — $10,130; 2002 — $12,251; 2001 — $9,060)	77,493	55,360	77,160

Total revenues and other income	3,801,308	3,574,537	3,392,474

Costs and expenses:
Cost of operating revenues	3,441,342	3,426,910	3,164,025
Selling, general and administrative expenses	199,949	226,524	225,392
Other deductions	168,455	193,156	126,495
Minority interest	5,715	4,981	5,043
Interest expense	77,354	66,418	68,734
Dividends on preferred security of subsidiary trust	18,130	16,610	15,750

Total costs and expenses	3,910,945	3,934,599	3,605,439

Loss before income taxes	(109,637)	(360,062)	(212,965)
Provision for income taxes	47,426	14,657	123,395

Net loss prior to cumulative effect of a change in accounting principle	(157,063)	(374,719)	(336,360)
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	—	(150,500)	—

Net loss	(157,063)	(525,219)	(336,360)
Other comprehensive income/(loss):
Cumulative effect of prior years (to December 29, 2000) of a change in accounting principle for derivative
instruments designated as cash flow hedges	—	—	6,300
Change in gain on derivative instruments designated as cash flow hedges	—	(3,834)	(2,466)
Foreign currency translation adjustment	6,762	22,241	(10,191)
Minimum pension liability adjustment net of tax provision/ (benefits): 2003 — $18,886; 2002 — ($73,400); 2001 — $0	58,677	(226,011)	(36,770)

Comprehensive loss	$(91,624)	$(732,823)	$(379,487)

Loss per share:
Basic and Diluted
Net loss prior to cumulative effect of a change in accounting principle	$(3.83)	$(9.15)	$(8.23)

Cumulative effect on prior years (to December 28, 2001) of a change in accounting principle for goodwill	—	(3.67)	—

Net loss	$(3.83)	$(12.82)	$(8.23)

Shares outstanding (in thousands):
Basic: weighted-average number of shares outstanding	41,045	40,957	40,876
Diluted: effect of share options	—	—	—

Total diluted	41,045	40,957	40,876

See notes to consolidated financial statements

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)

	December 26, 2003	December 27, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$364,095	$344,305
Short-term investments	13,390	271
Accounts and notes receivable, net:
Trade	451,010	543,055
Other	105,404	85,166
Contracts in process	166,503	270,492
Inventories	6,790	9,332
Prepaid, deferred and refundable income taxes	37,160	41,155
Prepaid expenses	30,024	36,071

Total current assets	1,174,376	1,329,847

Land, buildings and equipment	622,729	769,680
Less accumulated depreciation	313,114	361,861

Net book value	309,615	407,819

Restricted cash	52,685	84,793
Notes and accounts receivable — long-term	6,776	21,944
Investment and advances	98,651	88,523
Goodwill, net	51,121	50,214
Other intangible assets, net	71,568	72,668
Prepaid pension cost and related benefit assets	7,240	26,567
Asbestos-related insurance recovery receivable	495,400	534,045
Other assets	182,151	156,279
Deferred income taxes	56,947	69,578

TOTAL ASSETS	$2,506,530	$2,842,277

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current installments on long-term debt	$20,979	$31,562
Bank loans	121	14,474
Accounts payable	305,286	283,940
Accrued expense	381,376	326,881
Estimated costs to complete long-term contracts	552,754	645,763
Advance payment by customers	50,248	82,658
Income taxes	62,996	64,517

Total current liabilities	1,373,760	1,449,795

Corporate and other debt less current installment	333,729	341,702
Special-purpose project debt less current installments	119,281	181,613
Capital lease obligations	62,373	58,237
Deferred income taxes	9,092	8,333
Pension, postretirement and other employee benefits	295,133	437,820
Asbestos-related liability	526,200	519,790
Other long-term liabilities and minority interest	124,792	109,361
Subordinated Robbins exit funding obligations less current installment	111,589	111,674
Convertible subordinated notes	210,000	210,000
Mandatory redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures	175,000	175,000
Deferred accrued interest expense-mandatory redeemable interest securities	38,021	19,891
Commitments and contingencies	—	—

TOTAL LIABILITIES	3,378,970	3,623,216

Shareholders’ Deficit:
Preferred Stock
Authorized 1,500,000 shares, no par value — none outstanding		—
Common stock $1.00 par value: authorized 160,000,000 shares; issued: 2003 — 40,771,560 and 2002 — 40,771,560	40,772	40,772
Paid-in capital	201,841	201,718
Accumulated deficit	(811,054)	(653,991)
Accumulated other comprehensive loss	(303,999)	(369,438)

TOTAL SHAREHOLDERS’ DEFICIT	(872,440)	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,506,530	$2,842,277

See notes to consolidated financial statements

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
(in thousands of dollars, except share data and per share amounts)

	December 26,	December 27,	December 28,
	2003	2002	2001

Common Stock
Balance at beginning of year	$40,772	$40,772	$40,748
Sold under stock options: (shares: 2000-66,000)	—	—	66
Bermuda reorganization	—	—	(42)

Balance at end of year	40,772	40,772	40,772

Paid-in Capital
Balance at beginning of year	201,718	201,390	200,963
Stock options issued to non-employees	123	328	—
Stock option exercise price less par value		—	561
Excess of cost of treasury stock or common stock issued under incentive and other plans over market value		—	6
Bermuda reorganization		—	(140)

Balance at end of year	201,841	201,718	201,390

(Accumulated Deficit) / Retained Earnings
Balance at beginning of year	(653,991)	(128,772)	212,476
Net loss for the year	(157,063)	(525,219)	(336,360)
Cash dividends paid:
Common (per share outstanding: 2001 — $0.12)			(4,888)

Balance at end of year	(811,054)	(653,991)	(128,772)

Accumulated Other Comprehensive Loss
Balance at beginning of year	(369,438)	(161,834)	(118,707)
Cumulative effect on prior years (to December 29, 2000) of a change in accounting principle for derivative instruments designated as cash flow hedges	—	—	6,300
Change in net gain on derivative instruments designated as cash flow hedges	—	(3,834)	(2,466)
Change in accumulated translation adjustment during the year	6,762	22,241	(10,191)
Minimum pension liability (net of tax provision/
(benefits) 2003 — $18,886; 2002 — $(73,400); 2001 — $0)	58,677	(226,011)	(36,770)

Balance at end of year	(303,999)	(369,438)	(161,834)

Treasury Stock
Balance at beginning of year	—	—	165
Common stock acquired for Treasury: (shares: 2001 — 3,000)	—	—	37
Shares issued under incentive and other plans (shares: 2001 — 3,008)	—	—	(20)
Bermuda reorganization			(182)

Balance at end of year	—	—	—

Total Shareholders’ Deficit	$(872,440)	$(780,939)	$(48,444)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED
(in thousands of dollars)

	December 26,	December 27,	December 28,
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(157,063)	$(525,219)	$(336,360)
Adjustments to reconcile net loss to cash flows from operating activities:
Cumulative effect of a change in accounting principle	—	150,500	—
Provision for impairment loss	15,100	18,700	—
Provision for restructuring	—	—	41,570
Depreciation and amortization	35,574	44,425	55,750
Deferred tax	19,774	(28,355)	137,801
(Gain)/provision for loss on sale of cogeneration plants	(4,300)	54,500	40,300
Provision for asbestos claims	68,081	26,200	—
Claims (recoveries)/write downs and related contract provisions	(1,500)	136,200	37,000
Contract reserves and receivable provisions	32,300	80,500	123,600
Dividends on Preferred Trust securities	18,130	16,610	3,484
Gain on sale of land, building and equipment	(17,970)	(1,269)	(10,174)
Earnings on equity interests, net of dividends	(9,145)	(4,262)	(4,658)
Other equity earnings, net of dividends	(3,312)	(1,850)	(1,544)
Other noncash items	(2,884)	(14,827)	(2,787)
Changes in assets and liabilities:
Receivables	78,069	192,801	(96,607)
Contracts in process and inventories	47,353	53,361	(88,044)
Accounts payable and accrued expenses	11,265	(153,565)	35,338
Estimated costs to complete long-term contracts	(142,914)	62,870	(25,026)
Advance payments by customers	(38,287)	18,206	5,399
Income taxes	2,499	15,535	(14,265)
Other assets and liabilities	(12,868)	19,304	10,542

Net cash (used)/provided by operating activities	(62,098)	160,365	(88,681)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	38,414	(84,793)	—
Capital expenditures	(12,870)	(53,395)	(33,998)
Proceeds from sale of assets	87,159	6,282	59,672
Decrease in investments and advances	—	9,107	16,008
(Increase)/decrease in short-term investments	(6,808)	93	1,530

Net cash provided/(used) by investing activities	105,895	(122,706)	43,212

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to common shareholders	—	—	(4,888)
Distributions to minority shareholder	(2,879)	(2,061)	(1,367)
Repurchase of common stock	—	—	(37)
Proceeds from convertible subordinated notes	—	—	202,912
Proceeds from the exercise of stock options	—	—	627
Decrease in short-term debt	(14,826)	(7,792)	(82,032)
Proceeds from long-term debt	—	70,546	185,042
Proceeds from lease financing obligation	—	44,900	—
Repayment of long-term debt	(34,100)	(45,591)	(214,724)

Net cash (used)/provided by financing activities	(51,805)	60,002	85,533

Effect of exchange rate changes on cash and cash equivalents	27,798	22,624	(7,937)

INCREASE IN CASH AND CASH EQUIVALENTS	19,790	120,285	32,127
Cash and cash equivalents at beginning of year	344,305	224,020	191,893

CASH AND CASH EQUIVALENTS AT END OF YEAR	$364,095	$344,305	$224,020

Cash paid during the year for:
Interest (net of amount capitalized)	$63,194	$60,973	$74,201

Income taxes	$17,588	$13,508	$15,543

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amount)

1.	Going Concern

The accompanying consolidated financial statements of Foster Wheeler Ltd., hereinafter referred to as “Foster Wheeler” or the “Company” are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as the Company maintaining credit facilities and bonding capacity adequate to conduct its business. The Company has incurred significant losses in each of the years in the three-year period ended December 26, 2003, and has a shareholders’ deficit of $872,400. The Company has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. As described in more detail below, the Company received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the credit facilities were amended to provide covenant relief of up to $180,000 of gross pretax charges recorded in the third quarter of 2002 and also to provide that up to an additional $63,000 in pretax charges related to specific contingencies could be excluded from the covenant calculation through December 2003, if incurred. In March 2003, the Senior Credit Facility was again amended to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants and the minimum earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) and senior debt ratio. The credit facilities were also amended in July 2003 to provide waivers of the applicable sections of the Senior Credit Facility to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. There is no assurance that the Company will be able to comply with the terms of the Senior Credit Facility, as amended, and other debt agreements during 2004. Management’s current forecast indicates that the Company will be in compliance with the financial covenants contained in the Senior Credit Facility throughout 2004. However, there can be no assurance that the actual financial results will match the forecasts or that the Company will not violate the covenants.

The Company’s U.S. operations, which include the corporate center, are cash flow negative and are expected to continue to generate negative cash flow due to a number of factors including the litigation and settlement of asbestos related claims, costs related to the Company’s indebtedness, obligations to fund U.S. pension plans, and other expenses related to corporate overhead.

Management closely monitors liquidity and updates its U.S. cash flow forecasts weekly. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, and working capital needs. The Company’s current cash flow forecasts indicate that sufficient cash will be available to fund the Company’s U.S. and foreign working capital needs throughout 2004.

As of December 26, 2003, the Company had aggregate indebtedness of approximately $1,000,000. The corporate debt must be funded primarily from distributions from foreign subsidiaries. As of December 26, 2003, the Company had cash and cash equivalents on hand, short-term investments, and restricted cash totaling $430,200 compared to $429,400 as of December 27, 2002. Of the $430,200 total at December 26, 2003, approximately $366,700 was held by foreign subsidiaries. The Company is sometimes required to cash collateralize bonding or certain bank facilities. The amount of restricted cash at December 26, 2003 was $52,700, of which $48,000 relates to the non-U.S. operations.

The Company requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs. The Company’s current 2004 forecast assumes cash repatriations from its non-U.S. subsidiaries from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends of approximately $61,000. In 2003, the Company repatriated approximately $100,000 from its non-U.S. subsidiaries.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

1.	Going Concern — (Continued)

There can be no assurance that the forecasted foreign cash transfers will occur as there are significant legal and contractual restrictions on the Company’s ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of the Company’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory minimum capitalization requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law which could result in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, the Company may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries or future earnings of those subsidiaries in sufficient amounts to fund its U.S. working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit the Company’s ability to continue as a going concern.

As part of its debt restructuring plan, the Company and certain of its subsidiaries filed an amended registration statement with the Securities and Exchange Commission (“SEC”) on December 22, 2003, and as further amended on January 13, 2004, relating to an offer for all of the existing $175,000 Preferred Trust Securities, $210,000 Convertible Notes, $113,300 Robbins bonds, and $200,000 2005 Senior Notes (the “Senior Notes”) due 2005.

On February 5, 2004, the Company announced, in support of its restructuring activities, a number of institutional investors have committed to provide $120,000 of new financing to the Company to replace the current term loan and the revolving credit facility portions of its Senior Credit Facility. This commitment is contingent upon the completion of the proposed exchange offer. Additionally, the Company has discontinued its previously announced plans to divest one of its European operating units.

The total amount of debt and preferred trust securities subject to the exchange offer is approximately $700,000. Interest expense incurred on this debt in 2003 totaled approximately $55,000. The Company is offering a mix of equity as well as debt with longer maturities in exchange for these securities. The Company anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer; however, there can be no assurance that the Company will complete the exchange offer on acceptable terms, or at all.

Failure by the Company to achieve its cash flow forecast or to complete the components of the restructuring plan on acceptable terms would have a material adverse effect on the Company’s financial condition. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In August 2002, the Company finalized a Senior Credit Facility with its lender group. This facility included a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility which expires on April 30, 2005. The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries. The Senior Credit Facility has no required repayments prior to maturity on April 30, 2005. The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retained the first $77,000 of such amounts and also retains a 50% share of the balance. With the Company’s sale of the Foster Wheeler Environmental Corporation net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, principal prepayments of $11,800 were made on the term loan during 2003.

The financial covenants in the agreement commenced at the end of the first quarter 2003 and include a senior leverage ratio and a minimum EBITDA defined in the agreement, as amended. Compliance with these covenants is measured quarterly. The EBITDA covenant compares the actual average rolling four quarter EBITDA, as adjusted in the Senior Credit Facility, to minimum EBITDA targets. The senior leverage covenant compares actual average rolling EBITDA, as adjusted in the Senior Credit Facility, to total senior debt. The resultant multiple of debt to EBITDA must be less than maximum amounts specified in the Senior Credit Facility. Management’s current forecast indicates that Company will be in compliance with these covenants throughout 2004.

Amendment No. 1 to the Senior Credit Facility, obtained on November  8, 2002, provides covenant relief of up to $180,000 of gross pretax charges recorded by the Company in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. As of December 26, 2003, $31,000 of the contingency risks were favorably resolved, and additional project reserves were established for $32,000 leaving a contingency balance of $0.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

1.	Going Concern — (Continued)

Amendment No. 2 to the Senior Credit Facility, entered into on March  24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, the Company made a prepayment of principal in the aggregate amount of $10,000 in March 2003.

Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. In connection with this amendment to the Senior Credit Facility, the Company agreed to pay on March 31, 2004 a fee equal to 5% of the lenders’ credit exposure on March 31, 2004 if the Company has not made a prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. The Company expects the gross amount of this fee, if required, will be approximately $14,000, which has been accrued and included in the Company’s liquidity forecast for 2004.

Holders of the Company’s Senior Notes due November 15, 2005 have a security interest in the stock and debt of certain of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the revolving portion of the Senior Credit Facility. As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $164,900 as of December 26, 2003) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

The Company finalized a sale/leaseback arrangement in the third quarter of 2002 for an office building at its corporate headquarters. This capital lease arrangement leases the facility to the Company, for an initial non-cancelable period of 20 years. The proceeds from the sale/leaseback were sufficient to repay the balance outstanding under a previous operating lease arrangement of $33,000 for a second corporate office building. The long-term capital lease obligation is included in capital lease obligations in the accompanying consolidated balance sheet.

In the third quarter of 2002, the Company entered into a receivables financing facility that matures on August 15, 2005 and is secured by a portion of certain of the Company’s domestic trade receivables. The facility operates through the use of a wholly owned, special-purpose subsidiary, Foster Wheeler Funding II LLC (“FW Funding”) as described below. FW Funding is included in the consolidated financial statements of the Company.

FW Funding is a party to a Purchase, Sale and Contribution Agreement (“PSCA”) with six of the Company’s wholly owned domestic subsidiaries. Pursuant to PSCA, FW Funding is obligated to purchase eligible trade receivables, as defined in the PSCA, from these companies and these companies are obligated to contribute as capital their ineligible trade accounts receivable as defined in the PSCA. FW Funding simultaneously entered into a Loan and Security Agreement with Foothill Capital Corporation and Ableco Finance Corporation LLC. Under this agreement, FW Funding has the ability to borrow up to a maximum of $40,000 using eligible trade accounts receivable as collateral. FW Funding pays 10% interest on all outstanding borrowings. In addition, FW Funding pays a monthly unused line fee equal to 0.5% per annum of the maximum available amount less the average daily amount of borrowings during the preceding month. The facility is subject to covenant compliance. The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding.

No borrowings were outstanding under this facility as of December 26, 2003 or December 27, 2002. As of December 26, 2003, FW Funding held $94,200 of trade accounts receivable, net of allowances, which are included in the consolidated balance sheet.

On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provides for up to $45,000 of additional revolving loans available to provide working capital which may be required by these subsidiaries as they seek to grow the business by pursuing a larger volume of lump sum EPC contracts. The facility is secured by substantially all of the assets of these subsidiaries. The facility is subject to covenant compliance. Such covenants include a minimum EBITDA level and a loan to EBITDA ratio. As of March 10, 2004, the facility remains undrawn.

The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management’s forecast indicates that the Company will be in compliance with the debt covenants throughout 2004. However, there can be no assurance that the actual financial results will match the forecasts or that the Company will not violate the covenants. If the Company violates a covenant under

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

1.	Going Concern — (Continued)

the Senior Credit Facility, the sale/leaseback arrangement, or receivables financing arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a default under the following agreements: the Senior Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the Subordinated Robbins Facility exit funding obligations, and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well. The total amount of the Company debt that could be accelerated, including the amount outstanding under the Senior Credit Facility, is $919,300 as of December 26, 2003. The Company would not be able to repay amounts borrowed if the payment dates were accelerated. The debt covenants and the potential payment acceleration requirements raise substantial doubts about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On March 18, 2003, Foster Wheeler received a formal notice from the New York Stock Exchange (“NYSE”) indicating that the Company was below the continued listing criteria of a total market capitalization of not less than $50,000 over a 30-day trading period and shareholders’ equity of not less than $50,000. Following discussions with the Company in May 2003, the NYSE permitted the Company’s securities to continue to be listed subject to the Company’s return to compliance with the continued listing standard within 18 months of receipt of the notice and further subject to quarterly review by the NYSE. At that time, Foster Wheeler’s ticker symbol was designated with the suffix “bc” indicating that it was below compliance with the NYSE listing standards. Following its most recent review, the NYSE determined to de-list the Company as of November 14, 2003 based on the Company’s inability to meet the NYSE’s minimum shareholders’ equity requirement of positive $50,000. The Company’s common stock now trades on the Pink Sheets and its common stock and 9.00% FW Preferred Capital Trust I securities are quoted and traded on the Over-the-Counter Bulletin Board (“OTCBB”).

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

The Company’s fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations. For domestic operations, the years 2003, 2002 and 2001 included 52 weeks.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, asbestos litigation and expected recoveries and contingencies, among others. At December 26, 2003, December 27, 2002 and December 28, 2001, the Company had claims of $0, $9,000 and $135,000, respectively. The decrease in recorded claims in 2002 resulted from the collection of $11,000 and a provision recorded for the balance. In 2002, the Company revised its estimates of claim revenues to reflect recent adverse recovery experience, management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company.

Revenue Recognition on Long-term Contracts — Revenues and profits in long-term fixed-price contracts are recorded under the percentage-of-completion method. Progress towards completion is measured using physical completion of individual task for all contracts with a value of $5,000 or greater. Progress toward completion of fixed-priced contracts with a value under $5,000 is measured using the cost-to-cost method.

Revenues and profits on cost reimbursable contracts are recorded as the costs are incurred. The Company includes flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when the Company is responsible for the engineering specifications and procurement for such costs.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

2.	Summary of Significant Accounting Policies — (Continued)

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

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of approximately $305,300 are maintained by foreign subsidiaries as of December 26, 2003. These subsidiaries require a substantial portion of these funds to support their liquidity and working capital needs, as well as required minimum capitalization and contractual restrictions. Accordingly, these funds may not be readily available for repatriation to U.S. entities.

Restricted Cash — Restricted cash at December 26, 2003 consists of approximately $4,000 held primarily by special purpose entities and restricted for debt service payments, approximately $44,900 that was required to collateralize letters of credit and bank guarantees, and approximately $3,800 of client escrow funds. Domestic restricted cash totals approximately $4,700 which relates to funds held primarily by special purpose entities and restricted for debt service payments and client escrow funds. Foreign restricted cash totals approximately $48,000 and is comprised of cash collateralized letters of credit and bank guarantees and client escrow funds.

Restrictions on Shareholders Dividends —The Board of Directors of the Company discontinued the common stock dividend in July 2001. The Company is currently prohibited from paying dividends under the Senior Credit Facility, as amended. Accordingly, the Company paid no dividends on common shares during 2003 and does not expect to pay dividends on the common shares for the foreseeable future.

Restricted Net Assets — One of the Company’s subsidiaries has entered into a bonding arrangement with a bank, which contains covenants limiting its ability to make distributions to the Company. The covenants include a restriction on the distribution of dividends to 75% of statutory earnings and the requirement to maintain an equity ratio (calculated as equity divided by the sum of the equity and total liabilities) of at least 30%. In addition, the subsidiary is not permitted to make intercompany loans to the Company. As a result, the net assets of the subsidiary can only be distributed annually through dividends after the subsidiary’s statutory financial statements have been issued. As of December 26, 2003 and December 27, 2002, $37,148 and $30,638, respectively, of the subsidiary’s retained earnings are considered restricted.

Short-term Investments — Short-term investments consist primarily of bonds of foreign governments and are classified as available for sale under FASB Statement No.  115 “Accounting for Certain Investments in Debt and

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

2.	Summary of Significant Accounting Policies — (Continued)

Equity Securities.” Realized gains and losses from sales are based on the specific-identification method. For the years ended 2003, 2002 and 2001, unrealized gains and losses were immaterial.

	2003	2002	2001

Proceeds from sales of short-term investments	$—	$—	$2,000
Gain/(loss)	$—	$—	$—

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

Other Accounts and Notes Receivable — Non-trade accounts and notes receivable consist primarily of:

	2003	2002

Insurance claims receivable	$60,000	$35,000
Foreign refundable value-added tax	$13,600	6,800

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

The Company recorded an impairment loss of $15,100 on a corporate office building in the third quarter of 2003 in anticipation of a sale, in accordance with SFAS No. 144. The loss was recorded in other deductions on the consolidated statement of operations and comprehensive loss. The carrying value of the building is included in land, buildings, and equipment on the consolidated balance sheet.

In 2002, the Company recorded losses of $35,500 in anticipation of a sale of its Hudson Falls waste-to-energy facility. This facility was sold in October, 2003. A loss of $19,000 was also recorded in 2002 on the Charleston waste-to-energy facility. This facility was sold in October 2002. These losses were recorded in other deductions on the consolidated statement of operations and comprehensive loss.

During the third quarter of 2002, management of the Energy Group approved a plan to convert the use of its domestic manufacturing facility to focus on the after-market service business and wind down the facility’s fabrication of new power generation equipment due to cost competitive considerations. The plan was subject to discussions with the local labor unions. In accordance with SFAS No. 144, the facility was tested for impairment using estimated future cash flows based on the revised use of the facility. The review indicated impairment in the facility’s carrying value of $13,400. The Company recorded the impairment loss in the third quarter of 2002 and the impairment is reflected in the cost of operating revenues as depreciation in the accompanying consolidated statement of operations and comprehensive income/(loss). During the fourth quarter of 2002, the Company decided to take the necessary steps to mothball the facility. Additional charges of $5,300 were recorded in December 2002.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

2.	Summary of Significant Accounting Policies — (Continued)

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

Provision is made for Federal income taxes which may be payable on foreign subsidiary earnings to the extent that the Company anticipates they will be remitted. Unremitted earnings of foreign subsidiaries which have been, or are intended to be, permanently reinvested (and for which no Federal income tax has been provided) aggregated $177,500 as of December 26, 2003. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

Foreign Currency — Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and income and expenses and cash flows at monthly weighted-average rates.

	2003	2002	2001

Cumulative translation adjustment at beginning of year	$(85,157)	$(107,398)	$(97,207)
Current year foreign currency adjustment	6,762	22,241	(10,191)

Cumulative translation adjustment at end of year	$(78,395)	$(85,157)	$(107,398)

	2003	2002	2001

Foreign currency transaction gains	$1,700	$2,900	$3,400
Foreign currency transaction gains, net of tax	1,100	1,900	2,200

The Company enters into foreign exchange contracts in its management of foreign currency exposures related to commercial contracts. Changes in the fair value of derivative contracts that qualify as designated cash flow hedges are deferred until the hedged forecasted transaction affects earnings. Amounts receivable (gains) or payable (losses) under foreign exchange hedges are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At December 26, 2003 and December 27, 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded approximately a $3,400 after tax loss in 2003 and a $5,500 after tax gain in 2002.

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

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

2.	Summary of Significant Accounting Policies — (Continued)

Goodwill was allocated to the reporting units based on the original purchase price allocation. This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. Impairment losses have been measured as of December 29, 2001 and recognized as the cumulative effect of a change in accounting principle in 2002. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS No.  144.

As of December 26, 2003 and December 27, 2002, the Company had unamortized goodwill of $51,121 and $50,214, respectively. The increase in goodwill of $907 resulted from foreign currency exchange gains. All of the goodwill at December 26, 2003, and all but $27 of the goodwill at December 27, 2002 related to the Energy Group. As of December 28, 2001, the Company had unamortized goodwill of $200,152. The reduction in goodwill in 2002 is due to the $150,500 impairment losses discussed below, offset by foreign currency translation adjustments of $562. In accordance with SFAS No. 142, the Company is no longer amortizing goodwill and in 2003, the fair value of the reporting units exceeded the carrying amounts. The Company recognized $150,500 of impairment losses in 2002 related to the goodwill as a cumulative effect of a change in accounting principle. Of this total, $24,800 was associated with the Camden waste-to-energy facility and $77,000 was associated with the North American Power unit included in the operations of the Energy Group. The fair value of the facility and the operating unit were estimated using the expected present value of future cash flows. The remaining $48,700 relates to Foster Wheeler Environmental Corporation in the E & C Group. An impairment of the goodwill on this subsidiary was initially determined based upon indications of its market value from potential buyers. Based upon the market value, it was determined under step one that a potential impairment existed. The Company then completed step two and determined that a full write down of the goodwill was required. All of the other reporting units were also subjected to the first step of the goodwill impairment test.

As of December 26, 2003 and December 27, 2002, the Company had unamortized identifiable intangible assets of $71,568 and $72,668, respectively. The following table details amounts relating to those assets.

	As of December 26, 2003		As of December 27, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$36,703	$(13,802)	$35,695	$(11,973)
Trademarks	61,943	(13,276)	60,378	(11,432)

Total	$98,646	$(27,078)	$96,073	$(23,405)

Amortization expense related to patents and trademarks for 2003, 2002, and 2001 was $3,675, $3,535, and $3,165, respectively. Amortization expense is expected to approximate $3,500 each year in the next five years.

The following table presents the current and prior years reported amounts adjusted to eliminate the effect of goodwill amortization in accordance with SFAS No.  142.

	December 26, 2003	December 27, 2002	December 28, 2001

Reported net loss	$(157,063)	$(525,219)	$(336,360)
Add back: goodwill amortization	—	—	5,369

Adjusted net loss	$(157,063)	$(525,219)	$(330,991)

Basic and Diluted Earnings Per Share:
Reported Net Loss	$(3.83)	$(12.82)	$(8.23)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

2.	Summary of Significant Accounting Policies — (Continued)

Goodwill Amortization		—	0.13

Adjusted Net Loss	$(3.83)	$(12.82)	$(8.10)

Earnings per Share — Basic per share data has been computed based on the weighted-average number of shares of common stock outstanding. In 1999, the Company adopted The Directors Deferred Compensation and Stock Award Plan (the “Plan”). Under the Plan, each non-management director is credited annually with share units of the Company’s common stock. In addition, each non-management director may elect to defer receipt of compensation for services rendered as a director, which deferred amount is credited to his or her account in the form of share units. The Company makes a supplemental contribution equal to 15% of the deferred amount. Additional share data presented below:

	2003	2002	2001

Directors Deferred Compensation
Beginning shares	245,942	129,366	88,275
Shares credited in participants’ accounts	70,580	145,885	41,091
Shares delivered to directors upon their retirement	(41,987)	(29,309)	—

Incremental shares	28,593	116,576	41,091

Shares included in the calculation of basic earnings per share	274,535	245,942	129,366

Options to purchase shares of common stock not included in the computation of diluted earnings
per share due to their antidilutive effect	117,145	3,877,361	2,330,736

Shares on convertible subordinated notes not included in the computation of diluted earnings
per share due to their antidilutive effect	13,085,751	13,085,751	13,085,751

Stock Option Plans — The Company has two fixed option plans which reserve shares of common stock for issuance to executives, key employees, and directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No.  123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2003, 2002 and 2001 consistent with the provisions of SFAS No.  123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

	2003	2002	2001

Net loss — as reported	$(157,063)	$(525,219)	$(336,360)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards net of taxes of $5 in 2003, $390 in 2002 and $154 in 2001.	125	3,631	6,091

Net loss — pro forma	$(157,188)	$(528,850)	$(342,451)

Loss per share as reported
Basic	$(3.83)	$(12.82)	$(8.23)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

2.	Summary of Significant Accounting Policies — (Continued)

Diluted*	$(3.83)	$(12.82)	$(8.23)
Loss per share — pro forma
Basic	$(3.83)	$(12.91)	$(8.38)
Diluted*	$(3.83)	$(12.91)	$(8.38)

*Stock options not included in diluted earnings per share due to losses in 2003, 2002 and 2001.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001

Dividend yield	0.00%	0.00%	1.36%
Expected volatility	88.23%	83.62%	79.20%
Risk free interest rate	3.22%	2.90%	4.23%
Expected life (years)	5.0	5.0	5.0

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

In connection with the reorganization of Foster Wheeler Corporation on May 25, 2001, obligations under the stock option plans were assumed by Foster Wheeler Inc., an indirect wholly owned subsidiary of the Company.

The Company also granted 1,300,000 inducement options in 2001 to its chief executive officer in connection with an employment agreement and a further 1,000,000 options in 2002 based upon an amendment to his employment agreement. The 2001 options vest 20% each year over the term of the agreement, while the 2002 options vest one-forty-eighth (1/48) on the date of grant and 1/48 on the first day of each successive month thereafter. The Company granted 255,000 inducement options to its president and chief executive officer of Foster Wheeler North America Corp. (formerly known as “Foster Wheeler Power Group, Inc.”) in connection with his employment agreement in 2002 and granted a further 100,000 inducement option to him in 2003. The 2002 options vest ratably over five years, while the 2003 options vest ratably over four years. The price of the options granted pursuant to these agreements was fair market value on the date of the grant. The options granted under these agreements expire 10 years from the date granted.

In 2002, the Company granted 250,000 options to one of its consultants. The price of the options granted was fair market value on the date of the grant. The options fully vested on March 31, 2003 and expire ten years from the date of grant. In accordance with SFAS No. 123, the Company recognized $123 and $328 of expense related to these options in 2003 and 2002, respectively. As these options are not part of the Company’s employee stock option plans, they are not included in the information presented below.

Information regarding these option plans for the years 2003, 2002, and 2001 is as follows (presented in actual number of shares):

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

2.	Summary of Significant Accounting Policies — (Continued)

	2003		2002		2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	8,445,099	$10.17	4,957,621	$16.75	3,137,621	$23.73
Options exercised	—		—	—	(66,000)	9.51
Options granted	138,145	1.35	3,627,361	1.64	1,936,250	5.30
Options cancelled or expired	(468,589)	7.59	(139,883)	22.26	(50,250)	21.07

Options outstanding, end of year	8,114,655	$10.17	8,445,099	$10.17	4,957,621	$16.75

Option price range at end of year	$1.17	to	$1.46	to	$4.985	to
	$45.6875		$45.6875		$45.6875
Option price range for exercised shares	—		—		$9	to
					$15.0625
Options available for grant at end of year	594,846		554,069		566,180

Weighted-average fair value of options
granted during the year	$0.94		$1.11		$3.23
Options exercisable at end of year	4,814,894		3,555,752		2,620,547
Weighted-average price of exercisable
options at end of year	$15.22		$20.35		$26.30

The following table summarizes information about fixed-price stock options outstanding as of December 26, 2003:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/27/02	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/26/03	Weighted- Average Exercise Price

$32.9375 to 40.0625	160,834	1 year	36.04	160,834	36.04
29.75 to 35.25	369,167	2 years	30.20	369,167	30.20
42.1875 to 45.6875	253,584	3 years	42.62	253,584	42.62
36.9375 to 37.25	371,500	4 years	36.96	371,500	36.96
27.50 to 27.625	406,000	5 years	27.62	406,000	27.62
13.50 to 15.0625	635,000	6 years	14.16	635,000	14.16
6.34375 to 10.00	601,486	7 years	8.73	475,486	8.40
4.985 to 11.60	1,902,500	8 years	5.29	1,067,167	5.49
1.46 to 1.65	3,276,439	9 years	1.62	1,076,156	1.62
1.17 to 2.17	138,145	10 years	1.35	—	—

$1.17 to 45.6875	8,114,655			4,814,894

Recent Accounting Developments — In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded.

This Interpretation does not apply to certain guarantee contracts and the provisions related to recognizing a liability at inception for the fair value of the guarantor’s obligation do not apply to the following:

a. Product warranties

b. Guarantees that are accounted for as derivatives

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

2.	Summary of Significant Accounting Policies — (Continued)

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

The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of annual periods ending after December 15, 2002. The Company in its 2002 Form 10-K implemented the disclosure requirements of this interpretation. The Company implemented the recognition and measurement provisions of the interpretation in the first quarter of 2003.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation requires consolidation by business enterprises of variable interest entities which have one or both of the following characteristics:

•	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; and

•	The equity investors lack one or more of the following essential characteristics of a controlling financial interest: a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights; b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; and c) the right to receive expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected loss.

FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, the effective date of FIN 46 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 was deferred until the end of the first interim or annual period ending after March 15, 2004.

Based on the Company’s preliminary assessment of the impact of this interpretation, management does not believe any of the Company’s currently unconsolidated variable interest entities are required to be included in its consolidated financial statements. Management does, however, believe that a subsidiary trust which issued mandatory redeemable preferred securities will need to be de-consolidated in 2004 under this interpretation. This will have no impact on the Company’s consolidated debt as the intercompany debt to the subsidiary trust will become third party debt upon de-consolidation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made: (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133; (2) in connection with the other FASB projects dealing with financial instruments; and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not impact the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability, many of which had been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

2.	Summary of Significant Accounting Policies — (Continued)

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

In December 2003, the FASB issued SFAS No. 132R “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132R requires the following disclosures: (1) the dates on which plan’s assets and obligations are measured, (2) reporting entities must segregate data on the market values of plan assets into broad asset categories, (3) a narrative description of the investment policy of plan assets, (4) a narrative description for the basis for the development of the expected long-term rate of return of plan assets, (5) expected contributions to be made to the plan on a cash basis over the next fiscal year and (6) expected benefit payments for each of the next ten fiscal years. These changes are effective for fiscal years ending after December 15, 2003, with the exception of (1) expected benefit payments and (2) foreign plans which are delayed until fiscal years ending after June 15, 2004. SFAS No. 132R requires disclosure of two items in quarterly interim reports. These requirements are the net benefit cost and contribution made during the fiscal year. The Company adopted the disclosure requirements of this standard, including the foreign plans.

On January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” The FSP permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”). Without the FSP, plan sponsors would be required under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date President Bush signed the Act into law. If deferral is elected, the deferral must remain in effect until the earlier of (a) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Act or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004. In accordance with the FSP, the Company has not reflected the impact of the Act on any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the consolidated financial statements or accompanying notes. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported information. The Company is currently assessing the impact of the Act and whether its postretirement plan should be amended in consideration of the new legislation.

3.	Research and Development

For the years 2003, 2002, and 2001, approximately $6,200, $10,300 and $12,300, respectively, were spent on Company-sponsored research activities. During the same periods, approximately $10,200, $18,100, and $39,200, respectively, were spent on customer-sponsored research activities.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

4.	Accounts and Notes Receivable

The following table shows the components of trade accounts and notes receivable:

	December 26, 2003	December 27, 2002

From long-term contracts:
Amounts billed due within one year	$332,135	$410,214

Retention:
Billed:
Estimated to be due in:
2003	—	58,042
2004	30,502	25,481
2005	21,338	4,978
2006	656	—

Total billed	52,496	88,501

Unbilled:
Estimated to be due in:
2003	—	97,997
2004	79,937	4
2005	669	—
2006	—	—
2007	2,699	—

Total unbilled	83,305	98,001

Total retentions	135,801	186,502

Total receivables from long-term contracts	467,936	596,716
Other trade accounts and notes receivable	20,480	19,387

	488,416	616,103
Less allowance for doubtful accounts	37,406	73,048

Accounts receivable, net	$451,010	$543,055

In the third quarter of 2002, the Company entered into a receivables securitization facility that matures on August 15, 2005 and is secured by a portion of the Company’s domestic trade receivables. The facility operates through the use of a wholly owned, special purpose subsidiary, Foster Wheeler Funding II LLC (“FW Funding”) as described below. FW Funding is included in the consolidated financial statements of the Company.

FW Funding entered a Purchase, Sale and Contribution Agreement (“PSCA”) with six of the Company’s wholly owned domestic subsidiaries. Pursuant to the PSCA, FW Funding is obligated to purchase eligible trade receivables, as defined in the PSCA, from these companies and these companies are obligated to contribute as capital their ineligible trade accounts receivable as defined in the PSCA. FW Funding also entered into a Loan and Security Agreement with Foothill Capital Corporation and Ableco Finance Corporation LLC. Under this agreement, FW Funding has the ability to borrow up to a maximum of $40,000 using eligible trade accounts receivable as collateral. FW Funding pays 10% interest on all outstanding borrowings. In addition, FW Funding pays a monthly unused line fee equal to 0.5% per annum of the maximum available amount less the average daily amount of borrowings during the preceding month. The facility is subject to covenant compliance. The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

4.	Accounts and Notes Receivable — (Continued)

No amounts were outstanding under this facility as of December 26, 2003 or December 27, 2002. FW Funding may increase or decrease, at its discretion, its use of the facility on a weekly basis subject to the availability of sufficient eligible trade accounts receivable and the facility’s maximum amount of $40,000. As of December 26, 2003, FW Funding held $94,200 of trade accounts receivable, net of allowances, which are included in the consolidated balance sheet and had approximately $11,900 of availability under the facility.

5.	Contracts in Process and Inventories

The following table shows the elements included in contracts in process as related to long-term contracts:

	2003	2002

Contracts in Process
Costs plus accrued profits less earned revenues on contracts currently in process	$238,645	$336,074
Less progress payments	72,142	65,582

Net	$166,503	$270,492

Costs of inventories are shown below:

	2003	2002

Inventories
Materials and supplies	$5,098	$9,102
Finished goods	1,692	230

Total	$6,790	$9,332

6.	Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	2003	2002

Land and land improvements	$24,057	$23,806
Buildings	142,608	151,462
Equipment	450,941	590,295
Construction in progress	5,123	4,117

Total	$622,729	$769,680

Depreciation expense for the years 2003, 2002, and 2001 was $31,214, $54,492, and $44,348, respectively.

7.	Pensions and Other Postretirement Benefits

Pension Benefits — Domestic and certain foreign subsidiaries of the Company have several pension plans covering substantially all full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation; the domestic plans are noncontributory. Effective January 1, 1999, a cash balance program was established for the domestic plan. The pension benefit under the previous formulas remain the same for current employees if so elected, however, new employees are offered only the cash balance program. The cash balance plan resembles a savings account. Amounts are credited based on age and a percentage of earnings. At termination or retirement, the employee receives the balance in the account in a lump-sum. Under the cash balance program, future increases in employee earnings will not apply to prior service costs. It is the Company’s policy to fund the plans on a current basis to the extent deductible under existing Federal tax regulations. Such contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future. The Company also has a non-qualified, unfunded supplemental executive retirement plan (“SERP”) which covers certain employees. The Company froze the SERP and, in April 2003, issued letters of credit totaling $2,250 to certain employees to support its obligations under the SERP. In the third quarter of 2003, cash payments of approximately $500 were made to select SERP participants.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

7.	Pensions and Other Postretirement Benefits — (Continued)

On April 10, 2003, the Board of Directors approved changes to the Company’s domestic employee benefits program, including the pension, postretirement medical, and 401(k) plans. The changes were made following an independent review of the Company’s domestic employee benefits which assessed the Company’s benefit program against that of the marketplace and its competitors.

The principal changes consist of the following: the domestic pension plan was frozen as of May 31, 2003, which means participants will not be able to increase the amount earned under the terms of the plan; the postretirement medical plan was frozen and will be available on a subsidized premium basis only to currently active employees who reached the age of 40 on May 31, 2003; and the 401(k) plan was enhanced to increase the level of employer matching contribution. The net effect of these changes is expected to positively impact the financial condition of the Company through reduced costs and reduced cash outflow in future years.

Through the year ended December 26, 2003, the Company recognized a cumulative minimum liability in its financial statements for both domestic and foreign underfunded plans in the amount of $311,746 resulting in a cumulative pretax charge to Other Comprehensive Loss. This represents a reduction in the minimum liability of $58,903 from the prior year, including the impact of foreign currency translation. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

Domestic subsidiaries of the Company have a 401(k) plan for salaried employees. For the year 2003, the Company contributed a 100% match of the first 3% and a 50% match of the next 3% of base pay of employee contributions, subject to the annual IRS limit, which amounted to a cost of $4,066. For the years 2002 and 2001, the Company contributed a 50% match of the first 6% of base pay of employee contributions, subject to the annual IRS limit which amounted to a cost of $5,507 and $5,008, respectively.

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

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

7.	Pensions and Other Postretirement Benefits — (Continued)

The following chart contains the disclosures for pension and other benefits for the years 2003, 2002 and 2001.

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Projected Benefit Obligation (PBO)
PBO at beginning of period	$820,173	$641,100	$133,392	$118,959
Service cost	20,776	29,044	741	2,785
Interest cost	46,861	40,874	9,205	8,255
Plan participants contributions	7,147	5,690	—	—
Plan amendments	1,961	3,091	(55,201)	(8,510)
Actuarial loss	31,508	106,005	21,277	23,035
Benefits paid	(48,818)	(37,120)	(11,910)	(8,733)
Curtailments	(35,719)	—	(2,598)	—
Special termination benefits/other	(3,683)	(8,514)	—	(2,399)
Foreign currency exchange rate changes	54,691	40,003	—	—

PBO at end of period	$894,897	$820,173	$94,906	$133,392

Plan Assets
Fair value of plan assets beginning of period	$487,304	$521,195	$—	$—
Actual return on plan assets	90,179	(62,743)	—	—
Employer contributions	44,988	41,917	11,910	8,733
Plan participants contributions	7,147	5,690	—	—
Benefits paid	(48,818)	(37,120)	(11,910)	(8,733)
Other	2,136	(9,819)	—	—
Foreign currency exchange rate changes	39,766	28,184	—	—

Fair value of plan assets at end of period	$622,702	$487,304	$—	$—

Funded Status
Funded status	$(272,195)	$(332,869)	$(94,906)	$(133,392)
Unrecognized net actuarial loss/(gain)	377,046	436,100	47,614	(14,846)
Unrecognized prior service cost	9,732	12,507	(62,453)	31,308
Adjustment for the minimum liability	(311,746)	(370,649)	—	—

Accrued benefit cost	$(197,163)	$(254,911)	$(109,745)	$(116,930)

	Pension Benefits			Other Benefits

	2003	2002	2001	2003	2002	2001

Net Periodic Benefit Cost
Service cost	$20,776	$29,044	$27,248	$741	$2,785	$996
Interest cost	46,861	40,874	37,856	9,205	8,255	7,227
Expected return on plan assets	(38,836)	(42,700)	(51,819)	—	—	—
Amortization of transition asset	71	63	56	—	—	—
Amortization of prior service cost	1,643	1,810	1,692	(1,485)	(2,853)	(2,206)
Other	32,106	15,453	5,020	(3,340)	(5,013)	4,396

SFAS No.87 net periodic pension cost	62,621	44,544	20,053	5,121	3,174	10,413
SFAS No.88 cost*	1,108	1,908	1,900	—	—	—

Total net periodic pension cost	$63,729	$46,452	$21,953	$5,121	$3,174	$10,413

Weighted-Average Assumptions-Net
Periodic Benefit Cost
Discount Rate	5.7%	6.3%	6.4%	6.625%	7.40%	7.75%
Long-term rate of return	7.9%	8.2%	9.3%
Salary scale	3.3%	4.0%	4.2%

Weighted-Average Assumptions-
Benefit Obligations
Discount Rate	5.6%	6.0%		6.0%	6.625%
Salary scale	3.4%	3.9%

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

7.	Pensions and Other Postretirement Benefits — (Continued)

*Under the provision of SFAS No.  88 “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” charges were recorded for a provision for the impact of the freezing of the domestic pension plans in 2003, a provision for the mothballing of a domestic manufacturing facility of $900, a provision for employee terminations as part of the workforce reduction of $100, and a provision for the retirement of the Company’s Vice President of Human Resources of approximately $900 in 2002; a provision for the retirement of the Company’s Chief Executive Officer resulted in a charge of $1,900 in 2001.

Health care cost trend:
2003	8.5%
Decline to 2010	5.0%

Assumed health care cost trend rates have a significant effect on the amounts reported for the other benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease

Effect on total of service and interest cost components	$569	$(495)
Effect on accumulated postretirement benefit obligations	$5,207	$(4,587)

Plan measurement date

The measurement date for all of the Company’s defined benefit plans is December 31 of each year for both plan assets and obligations.

Accumulated benefit obligation

The accumulated benefit obligations (ABO) for the Company’s plans totaled approximately $812,000 and $738,000 at year end 2003 and 2002, respectively. As previously discussed, the Company has recorded a net cumulative charge to other comprehensive loss for the years 2000 through 2003 due to the (ABO) exceeding the fair value of plan assets.

Investment policy

Each of the Company’s plans is governed by a written investment policy.

The investment policy of the U.K. plan is designed to improve the ongoing funding level of the plan while gradually, over time, changing the mix of investment allocation between equities and bonds to more fully match the liabilities of the plan. The bond and equity allocations range from 40% bonds and 60% equities to 50% bonds and 50% equities, depending on the funding level.

The investment policy of the U.S. plans allocates assets in accordance with the policy guidelines. The asset mix target for the plans is 70% equities and 30% fixed income securities. The investment policy is currently undergoing a review by the Company to ensure investment strategy is aligned with plan liabilities, considering the changes to the domestic benefits program made in 2003.

The investment policy of the Canadian plans uses a balanced approach and allocates investments in pooled funds in accordance with the policy’s asset mix guidelines. These guidelines identify target, maximum and minimum allocations by asset class. The target allocation is 45% bonds, 50% equities and 5% cash. The minimum and maximum allocations are: 42.5% to 57.5% equities; 40% to 50% bonds; and 2.5% to 7.5% cash.

Long-term rate of return assumptions

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. The long-term rate of return is reviewed annually by the Company for its funded plans and adjusted, if required. The weighted average expected long-term rate of return on plan assets has declined from 9.3% to 7.9% over the past three years.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

7.	Pensions and Other Postretirement Benefits — (Continued)

	2003	2002

Plan Asset Allocation

U.K. Plans

U.K. equities	38%	39%
Non-U.K. equities	25%	24%
U.K. fixed income securities	32%	34%
Non-U.K. fixed income securities	0%	0%
Other	5%	3%

Total	100%	100%

U.S. Plans

U.S. equities	44%	39%
Non-U.S. equities	24%	19%
U.S. fixed income securities	20%	25%
Non-U.S. fixed income securities	1%	1%
Other	11%	16%

Total	100%	100%

Canadian Plans

Canandian equities	23%	24%
Non-Canadian equities	26%	25%
Canadian fixed income securities	44%	45%
Non-Canadian fixed income securities	0%	0%
Other	7%	6%

Total	100%	100%

Contributions

The Company expects to contribute a total of approximately $64,700 to its foreign and domestic pension plans in 2004.

Estimated future benefit payments

The following benefit payments, which reflect expected future service, are expected to be paid on the domestic defined benefit plans.

	Pension Benefits	Other Benefits

2004	$22,200	$7,900
2005	20,600	7,900
2006	20,700	8,000
2007	20,800	8,000
2008	21,200	8,000
2009-2013	109,900	38,000

8.	Bank Loans

The approximate weighted-average interest rates on borrowings outstanding (primarily foreign) at the end of 2003 and 2002 were 4.91% and 4.38%, respectively.

Unused lines of credit for short-term bank borrowings aggregated $8,255 at year-end 2003, all of which were available outside the United States and Canada in various currencies at interest rates consistent with market conditions in the respective countries.

Interest costs incurred (including dividends on preferred security) in 2003, 2002, and 2001 were $95,791, $84,396, and $85,202, respectively, of which $307, $1,368, and $718, respectively, were capitalized.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

9.	Corporate and Other Debt and Convertible Subordinated Notes

Corporate Debt — The Company, through its subsidiary Foster Wheeler LLC, has $200,000 Senior Notes in the public market, which bear interest at a fixed rate of 6.75% per annum, payable semiannually, and mature November  15, 2005. The Senior Notes were issued under an indenture between the Company and BNY Midwest Trust Company. The Senior Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. See Note 24 regarding guarantees issued in favor of the Senior Notes.

In August 2002, the Company finalized a Senior Credit Facility with its lender group. This facility included a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility which expires on April 30, 2005. The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries. The Senior Credit Facility has no required repayments prior to maturity on April 30, 2005. The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retained the first $77,000 of such amounts and also retains a 50% share of the balance. With the Company’s sale of the Foster Wheeler Environmental Corporation net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, principal prepayments of $11,800 were made on the term loan during 2003.

The term loan and revolving loans bear interest at the Company’s option of (a) LIBOR plus 6.00% or (b) the Base Rate plus 5.00%. The “Base Rate” means the higher of (i) the Bank of America prime rate or (ii) the Federal Funds rate plus 0.5%.

Amendment No. 1 to the Senior Credit Facility, obtained on November  8, 2002, provides covenant relief of up to $180,000 of gross pretax charges recorded by the Company in the third quarter of 2002. The amendment further provides that up to an additional $63,000 pretax charges related to specific contingencies may be excluded from the covenant calculation, if incurred, through December 31, 2003.

Amendment No. 2 to the Senior Credit Facility, entered into on March  24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, the Company made a prepayment of principal in the aggregate amount of $10,000 in March 2003.

Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. In connection with this amendment to the Senior Credit Facility, the Company agreed to pay on March 31, 2004 a fee equal to 5% of the lenders’ credit exposure on March 31, 2004 if the Company has not made a prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. The Company expects the gross amount of this fee, if required, will be approximately $14,000, which has been accrued and included in the Company’s liquidity forecast for 2004.

Holders of the Company’s Senior Notes due November 15, 2005 have a security interest in the stock and debt of certain of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the revolving portion of the Senior Credit Facility. As permitted by Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $164,900 at December 26, 2003) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

As of December 26, 2003, $128,163 was borrowed under the Senior Credit Facility. This amount appears on the Consolidated Balance Sheet under the caption “Corporate and Other Debt.” As of December 26, 2003, $105,777 of standby letters of credit was outstanding.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

9.	Corporate and Other Debt and Convertible Subordinated Notes — (Continued)

Corporate and other debt consisted of the following:

	2003	2002

Senior Credit Facility (average interest rate 7.16%)	$128,163	$140,000
Senior Notes at 6.75% due November 15, 2005	200,000	200,000
Other	5,637	6,707

	333,800	346,707
Less: Current portion	71	5,005
	$333,729	$341,702

Principal payments are payable in annual installments of:
2004	$—
2005	333,039
2006	647
2007	43

	$333,729

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

The Company operates on a worldwide basis. The Company’s activities expose it to risks related to the effect of changes in foreign-currency exchange rates. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133. At December 26, 2003 and December 27, 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded in the years ended December 26, 2003 and December 27, 2002 $5,160 pretax ($3,400 after tax) net loss and $8,470 pretax ($5,500 after tax) net gains on derivative instruments, respectively, which were recorded as reductions in cost of operating revenues on the consolidated statement of operations and comprehensive loss. The Company is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated “A” or better by Standard & Poor’s or “A2” or better by Moody’s. As of December 26, 2003, approximately $67,100 was owed to the Company by counterparties and $17,800 was owed by the Company to counterparties. A $3,834 net of tax gain was recorded in other comprehensive loss as of December 28, 2001. This amount was reclassified to earnings in 2002 as the Company no longer qualified for deferral under SFAS No. 133.

The maximum term over which the Company is hedging exposure to the variability of cash flows is 12 months.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

11.	Subordinated Robbins Facility Exit Funding Obligations

Foster Wheeler’s subordinated obligations entered into in connection with the restructuring of debt incurred to finance construction of a waste-to-energy facility in the Village of Robbins, Illinois (the “Exit Funding Agreement”) are limited to funding:

1999C Bonds at 71/4% interest, due October 15, 2009 of $12,130 and October 15, 2024 of $77,155	$89,285
1999D Accretion Bonds at 7% Interest, due October 15, 2009	23,994

Total	$113,279

1999C Bonds — The 1999C Bonds are subject to mandatory sinking fund reduction prior to maturity at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date by application by the Trustee of funds on deposit to the credit of the 1999C Sinking Fund Installment Subaccount on October 15 in the years and in the principal amounts as follows:

1999C BONDS
Year	Due 2009	Due 2024	Total

2004	$1,690		$1,690
2005	1,810		1,810
2006	1,940		1,940
2007	2,080		2,080
2008	2,225		2,225
2009	2,385		2,385
2023		$37,230	37,230
2024		39,925	39,925

Total	$12,130	$77,155	$89,285

1999D Bonds — The 1999D Accretion Bonds were originally issued for $18,000. The total amount due on October 15, 2009 is $35,817.

12.	Mandatorily Redeemable Preferred Securities

On January 13, 1999, FW Preferred Capital Trust I, a Delaware business trust which is a 100% owned finance subsidiary of the Company, issued $175,000 in Preferred Trust Securities. The Preferred Trust Securities are fully and unconditionally guaranteed by Foster Wheeler Ltd. and Foster Wheeler LLC. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15, and January 15 of each year. Such distributions may be deferred for periods up to five years during which time additional interest accrues at 9.0%. In accordance with this provision, the Company has deferred all quarterly distributions beginning with the distribution due on January 15, 2002. Such deferred interest totals $38,021. The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004.

13.	Special-Purpose Project Debt

Special-purpose project debt represents debt incurred to finance the construction of cogeneration facilities or waste-to-energy projects. The notes and/or bonds are collateralized by certain assets of each project. The Company’s obligations with respect to this debt are limited to guaranteeing the operating performance of the projects.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

13.	Special-Purpose Project Debt — (Continued)

	2003		2002

Note payable, interest varies based on one of several money market rates (2003-year-end rate 1.985%), due semiannually through July 30, 2006	$21,887	(1)	$27,907
Senior Secured Notes, interest 11.443%, due annually April 15, 2004 through 2015	37,782	(2)	40,077
Solid Waste Disposal and Resource Recovery System Revenue Bonds, interest 7.125% to 7.5%, due annually December 1, 2004 through 2010	77,508	(3)	88,920
Resource Recovery Revenue Bonds, interest 7.9% to 10%, due annually December 15, 2003 through 2012	—		48,936	(4)

	137,177		205,840
Less: Current portion	17,896		24,227

Total	$119,281		$181,613

(1)	The note payable for $21,887 represents a loan under a bank credit facility to a limited partnership whose general partner is a special-purpose subsidiary.
(2)	The Senior Secured Notes of $37,782 were issued for a total amount of $42,500. The notes are collateralized by certain revenues and assets of a special-purpose subsidiary which is the indirect owner of the project.
(3)	The Solid Waste Disposal and Resource Recovery System Revenue Bonds totaling $77,508 were issued for a total amount of $133,500. The bonds are collateralized by a pledge of certain revenues and assets of the project, but not the plant (see Note 20).
(4)	The Resource Recovery Revenue Bonds were issued for a total amount of $86,780. The bonds are collateralized by a pledge of certain revenues and assets of the project. This facility was sold in 2003 along with the debt obligation.

Principal payments are payable in annual installments as follows:

2005	$19,215
2006	20,422
2007	12,972
2008	13,792
2009	14,588
Thereafter	38,292

Total	$119,281

14.	Guarantees and Warranties

The Company has provided indemnifications to third parties relating to businesses and/or assets the Company previously owned. Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by the Company prior to the sale.

	Maximum Potential Payment	Carrying Amount of Liability

Environmental indemnifications	No limit	$5,300
Tax indemnifications	No limit	$0

The Company provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

14.	Guarantees and Warranties — (Continued)

Balance as of December 28, 2001	$52,700
Accruals	45,600
Settlements	(8,600)
Adjustments to provisions	(7,800)

Balance as of December 27, 2002	81,900
Accruals	72,800
Settlements	(13,800)
Adjustments to provisions	(9,300)

Balance as of December 26, 2003	$131,600

15.	Equity Interests

The Company owns a non-controlling equity interest in three energy projects and one waste-to-energy project; three of which are located in Italy and one in Chile. Two of the projects in Italy are each 42% owned while the third is 49% owned by the Company. The project in Chile is 85% owned by the Company; however, the Company does not have a controlling financial interest in the Chilean project. Following is summarized financial information for the Company’s equity affiliates combined, as well as the Company’s interest in the affiliates.

	December 26, 2003		December 27, 2002

	Italian Project	Chilean Project	Italian Project	Chilean Project

Balance Sheet Data:
Current assets	$95,977	$23,891	$80,966	$22,352
Other assets (primarily buildings and equipment)	409,267	185,315	344,993	218,990
Current liabilities	32,735	17,188	20,665	14,748
Other liabilities (primarily long-term debt)	385,047	121,362	344,148	152,949
Net assets	87,462	70,656	61,146	73,645

	December 26, 2003		December 27, 2002		December 28, 2001

	Italian Project	Chilean Project	Italian Project	Chilean Project	Italian Project	Chilean Project	Venezuela Project

Income Statement Data for twelve months:
Total revenues	$219,818	$39,114	$171,565	$38,425	$159,845	$40,546	$4,428
Gross earnings	56,699	20,739	43,133	20,777	44,457	21,764	2,902
Income before income taxes	38,405	10,712	31,358	10,087	21,618	10,467	2,684
Net earnings	23,144	8,891	17,648	8,372	11,955	8,689	2,582

As of December 26, 2003, the Company’s share of the net earnings and investment in the equity affiliates totaled $17,142 and $98,651, respectively. Dividends of $7,997 were received during the year 2003. The Company has guaranteed certain performance obligations of such projects. The Company’s average contingent obligations under such guarantees are approximately $2,700 per year for the four projects. The Company has provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the Chilean project be insufficient to cover the debt service payments. No amounts have been drawn under the letter of credit.

The undistributed retained earnings of the Company’s equity investees amounted to approximately $28,765 and $20,143 at December 26, 2003 and December 27, 2002, respectively.

16.	Income Taxes

The components of loss before income taxes for the years 2003, 2002 and 2001 were taxed under the following jurisdictions:

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

16.	Income Taxes — (Continued)

	2003	2002	2001

Domestic	$(155,538)	$(506,639)	$(244,809)
Foreign	45,901	(3,923)	31,844

Total	$(109,637)	$(510,562)	$(212,965)

The provision for income taxes on those earnings was as follows:

	2003	2002	2001

Current tax expense:
Domestic	$14,939	$5,931	$5,486
Foreign	31,887	10,978	22,545

Total current	46,826	16,909	28,031

Deferred tax (benefit)/expense:
Domestic	(84)	—	102,147
Foreign	684	(2,252)	(6,783)

Total deferred	600	(2,252)	95,364

Total provision for income taxes	$47,426	$14,657	$123,395

Deferred tax assets (liabilities) consist of the following:

	2003	2002	2001

Difference between book and tax depreciation	$(13,654)	$(35,002)	$(34,369)
Pensions	46,160	61,279	(7,584)
Capital lease transactions	263	(7,376)	(8,612)
Revenue recognition	12,192	7,210	(5,999)
Other	—	—	(192)

Gross deferred tax assets (liabilities)	44,961	26,111	(56,756)

Current taxability of estimated costs to complete long-term contracts	19,039	14,278	4,297
Income currently taxable deferred for financial reporting	1,706	4,175	5,307
Expenses not currently deductible for tax purposes	200,084	129,917	122,983
Investment tax credit carryforwards	20,538	30,893	30,893
Postretirement benefits other than pensions	62,369	67,113	47,242
Asbestos claims	40,328	6,200	7,000
Minimum tax credits	17,917	10,883	11,073
Foreign tax credits	28,178	9,579	6,485
Net operating loss carryforwards	99,076	178,067	15,332
Effect of write-downs and restructuring reserves	11,234	40,873	63,680
Other	30,020	15,621	19,871
Valuation allowance	(502,444)	(444,427)	(268,851)

	28,045	63,172	65,312

Net deferred tax assets	$73,006	$89,283	$8,556

The domestic investment tax credit carryforwards, if not used, will expire in the years 2004 through 2008. Foreign tax credit carryforwards are recognized based on their potential utilization and, if not used, will expire in the years 2004 through 2008. As reflected above, the Company has recorded various deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the various credits. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. In 2003 and 2002, the valuation allowance increased by $58,017 and $175,576, respectively. Such increase is required under FASB 109, “Accounting for Income Taxes,” when there is an evidence of losses from operations in the three most recent fiscal years. For statutory purposes, the majority of deferred tax

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

16.	Income Taxes — (Continued)

assets for which a valuation allowance is provided do not begin expiring until 2020 and beyond, based on the current tax laws.

If the Company completes the exchange offer as discussed in Note 1, it will be subject to substantial limitations on the use of pre-change losses and credits to offset U.S. federal taxable income in any post-change year. Since a valuation allowance has already been reflected to offset these losses and credits, this limitation will not result in a significant write-off by the Company.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:

	2003	2002	2001

Tax benefit at U.S. statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of Federal income tax benefit	6.8	0.4	1.9
Increase in valuation allowance	52.9	34.4	86.2
Difference in estimated income taxes on foreign income and losses, net of previously provided amounts	15.1	2.0	2.2
Deferred charge	1.7	.4	.9
Other	1.8	.7	1.7

	43.3%	2.9%	57.9%

17.	Operating Leases

The Company and certain of its subsidiaries are obligated under other operating lease agreements primarily for office space. Rental expense for these leases total $26,700 in 2003, $32,000 in 2002, and $29,800 in 2001. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2004	$25,100
2005	22,800
2006	19,400
2007	17,200
2008	15,700
Thereafter	159,500

$259,700

The Company entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the U.K. in 1999. In connection with these transactions, the Company recorded deferred gains which are being amortized to income over the term of the respective leases. The amortization was $3,622, $3,197 and $3,080, for the years ended December 26, 2003, December 27, 2002 and December 28, 2001, respectively. As of December 27, 2003 and December 27, 2002, the balance of the deferred gains was $74,151 and $69,540, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheet. The year-over-year increase in the deferred gain balance was primarily due to a change in foreign currency translation rates.

18.	Capital Leases

During 2002, the Company entered into sale-leaseback transactions for office buildings in both Finland and the United States. The transactions qualified as capital leases. Assets under capital leases are summarized as follows:

	2003	2002

Buildings and improvements	$38,522	$35,755
Less accumulated amortization	1,276	342

Net assets under capital leases	$37,246	$35,413

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

18.	Capital Leases — (Continued)

The following are the minimum lease payments to be made in each of the years indicated for the capital leases in effect as of December 26, 2003:

Fiscal year:
2004	$6,830
2005	6,797
2006	7,246
2007	6,973
2008	7,449
Thereafter	131,435
Less: Interest	(103,035)

Net minimum lease payments under capital leases	63,695
Less: current portion of net minimum lease payments	1,322

Long-term net minimum lease payments	$62,373

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

19.	Quarterly Financial Data (Unaudited)

	Three Months Ended

2003	March 28	June 27	Sept. 26	Dec. 26

Operating revenues	$784,092	$922,238	$886,573	$1,130,912
Gross earnings from operations	56,963	63,023	80,079	82,408
Net loss	(19,820)	(29,338)	(26,897)	(81,008)
Loss per share:
Basic and diluted	$(0.48)	$(0.72)	$(0.65)	$(1.98)
Shares outstanding:
Weighted-average number of shares outstanding	41,035	41,044	41,041	41,058
Effect of stock options and convertible notes	*	*	*	*

Total diluted weighted-average number of shares
Outstanding	41,035	41,044	41,041	41,058

	Three Months Ended

2002	March 29	June 28	Sept. 27	Dec. 27

Operating revenues	$795,409	$944,334	$799,069	$980,365
Gross earnings/(loss) from operations	83,477	48,787	(58,858)	18,861
Net (loss) prior to cumulative effect of a change in accounting principle	(25,610)	(85,996)	(151,010)	(112,103)
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	(150,500)
Net loss	(176,110)	(85,996)	(151,010)	(112,103)
Loss per share:
Basic and diluted
Net (loss) prior to cumulative effect of a change in accounting principal	$(.63)	$(2.10)	$(3.69)	$(2.73)
Cumulative effect of a change in accounting principle for goodwill	(3.67)	—	—	—

Net loss	$(4.30)	$(2.10)	$(3.69)	$(2.73)
Shares outstanding:
Weighted-average number of shares outstanding	40,920	40,945	40,963	40,999
Effect of stock options and convertible notes	*	*	*	*

Total diluted weighted-average number of shares
Outstanding	40,920	40,945	40,963	40,999

*The effect of the stock options and convertible notes were not included in the calculation of diluted earnings per share as these options were antidilutive due to the quarterly loss.

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

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

20.	Litigation and Uncertainties — (Continued)

allegedly performed by the Company’s subsidiaries during the 1970s and prior. A summary of claim activity for the three years ended December 26, 2003 is as follows:

	Number of Claims

	2003	2002	2001

Balance, beginning of year	139,800	110,700	92,100
New claims	48,260	45,200	54,700
Claims resolved	(17,200)	(16,100)	(36,100)

Balance, end of year	170,860*	139,800	110,700

*Includes approximately 24,500 claims on inactive court dockets.

The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage, was $66,000 in 2003 and $57,200 in 2002, and $66,900 in 2001.

The overall average combined indemnity and defense cost per closed claim since 1993 was approximately $1.8. In view of the many uncertainties associated with asbestos bodily injury claims, the Company believes that the average cost may increase in the future.

The Company has recorded assets of $555,400 relating to probable insurance recoveries of which approximately $60,000 is recorded in accounts and notes receivables, and $495,400 is recorded as long-term. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending proceedings with certain insurers, as well as recoveries under settlements with other insurers. The total liability recorded is comprised of an estimated liability relating to open (outstanding) claims of approximately $372,200 and an estimated liability relating to future unasserted claims of approximately $214,000. Of the total, $60,000 is recorded in accrued expenses and $526,200 is recorded in asbestos-related liability on the consolidated balance sheet. These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type; and the breakdown of known and future claims into disease type. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity payments are expected to be incurred over the next fifteen years during which period new claims are expected to decline from year to year. Recently received claims also suggest that the percentage of claims to be closed without payment of indemnity costs should increase as claims are resolved during the next few years. The Company believes that it is likely that there will be new claims filed after 2018, but in light of uncertainties inherent in long-term forecasts, the Company does not believe that it can reasonably estimate defense and/or indemnity costs which might be incurred after 2018. Nonetheless, the Company plans to update its forecasts periodically to take into consideration its future experience and other considerations such as legislation to continuously update its estimate of future costs and expected insurance recoveries. Historically, defense costs have represented approximately 24% of total costs. Through December 26, 2003, total indemnity costs paid, prior to insurance recoveries, were approximately $354,000 and total defense costs paid were approximately $109,000.

The Company recorded charges related to increases in the valuation allowance for insurance claims receivable of $68,100, $26,200 and $0 for the years ended 2003, 2002 and 2001, respectively. These charges were recorded in other deductions in the consolidated statement of operations. The 2003 non-cash asbestos charge was due to the Company receiving a somewhat larger number of claims in 2003 than had been expected, which resulted in an increase in the projected liability related to asbestos. In addition, the size of the Company’s insurance assets was reduced due to the insolvency of a significant carrier in 2003. The 2002 charge was recorded due to allocation of future costs to an insurer who became insolvent.

As of December 26, 2003, $257,700 was contested by the subsidiaries’ insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the subsidiaries various insurers and the subsidiaries as self-insurers. The Company believes that any amounts that its subsidiaries might be allocated as self-insurer would be immaterial. Based on the nature of the litigation and opinions received from outside counsel, the Company also believes that the possibility of not recovering the full amount of the asset is remote.

In July 2003, several subsidiaries of the Company and Liberty Mutual Insurance Company, one of their insurers, entered into a settlement and release agreement that resolves the coverage litigation between the subsidiaries and Liberty Mutual in both state courts in New York and New Jersey. The agreement provides for a

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

20.	Litigation and Uncertainties — (Continued)

buy-back of insurance policies and the settlement of all disputes between the subsidiaries and Liberty Mutual with respect to asbestos-related claims. The agreement requires Liberty Mutual to make payments over a nineteen-year period, subject to annual caps, which payments decline over time, into a special account, established to pay the subsidiaries’ indemnity and defense costs for asbestos claims. These payments, however, would not be available to fund the subsidiaries’ required contributions to any national settlement trust that may be established by future federal legislation. The subsidiaries received in July an initial payment under the agreement of approximately $6,000, which was used to pay asbestos-related defense and indemnity costs.

In September 2003, the Company’s subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and certain London Market and North River Insurers. This agreement provides for cash payment of $5,900, which has been received by the subsidiaries, and additional amounts which have been deposited in a trust for use by the subsidiaries for defense and indemnity of asbestos claims.

In January 2004, the Company’s subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and Hartford Accident and Indemnity Company and certain of its affiliates. This agreement provides for cash payment of $5,000, which has been received by the subsidiaries, an additional amount which has been deposited in a trust for use by the subsidiaries and a further amount to be deposited in that trust in 2005.

The pending litigation and negotiations with other insurers is continuing.

The Company’s management after consultation with counsel, has considered the ongoing proceedings with insurers and the financial viability and legal obligations of its insurers, and believes that except for those insurers that have become or may become insolvent, the insurers or their guarantors will continue to adequately fund claims and defense costs relating to asbestos litigation. It should be noted that the estimate of the assets and liabilities related to asbestos claims and recovery is subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainties as to the ultimate number of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies with asbestos claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. Increases in the number of claims filed or costs to resolve those claims will cause the Company to increase further the estimates of the costs associated with asbestos claims and could have a material adverse effect on the business, financial condition, results of operations, and cash flows.

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

On April 3, 2002 the United States District Court for the Northern District of Texas entered an amended final judgment in the matter of Koch Engineering Company. et al vs. Glitsch, Inc. et al. Glitsch, Inc. (now known as Tray, Inc). is an indirect subsidiary of the Company. This lawsuit claimed damages for patent infringement and trade secret misappropriations and has been pending for over 18 years. A judgment was entered in this case on November 29, 1999 awarding plaintiffs compensatory and punitive damages plus prejudgment interest in an amount yet to be calculated. This amended final judgment in the amount of $54,283 included such interest for the period beginning in 1983 when the lawsuit was filed through entry of judgment. Post-judgment interest accrued at a rate of 5.471 percent per annum from November 29, 1999. The management of Tray, Inc. believes that the Court’s decision contained numerous factual and legal errors subject to reversal on appeal. Tray, Inc. filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit. On April 1, 2003, Tray, Inc. filed for bankruptcy. In the third quarter of 2003, the parties amicably resolved the cases. Management assessed the liability associated with the legal proceeding and determined that the previously recorded provision in the financial statements for this liability was adequate to address the terms of the settlement.

The Company has a long-term contract with a government agency that is to be completed in four phases. The first phase was for the design, permitting and licensing of a spent fuel facility. This phase was completed for a price of $66,700. The first phase of this project was profitable, but the close out of this phase resulted in increased costs. An $11,900 charge was recorded in 2003 and the remaining cash outlay of $4,000 will be expended in 2004. The Company is in the process of submitting requests for equitable adjustment related to this contract and at

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

20.	Litigation and Uncertainties — (Continued)

December 26, 2003 and December 27, 2002, the Company’s financial statements reflect anticipated collection of $0 and $9,000, respectively, from these requests for equitable adjustment.

The second phase is billed on a cost plus fee basis and is expected to conclude in June 2004. In this phase, the Company must respond to any questions regarding the initial design included in phase one. Phase three, which is for the construction, start-up and testing of the facility for a fixed price of $114,000, subject to escalation, is scheduled to commence in 2004. This phase will begin with the purchase of long lead items followed in 2005 by the construction activities. Construction is expected to last two years and requires that a subsidiary of the Company fund the construction cost. Foster Wheeler USA Corporation, the parent company of Foster Wheeler Environmental Corporation, provided a performance guarantee on the project. In addition, a surety bond for the full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years. The Company and the government agency are interested in restructuring the contract and have commenced discussions about the possible restructuring or withdrawal from the contract. If the project were to proceed, the Company intends to seek third party financing to fund the majority of the construction costs, but there can be no assurance that the Company will secure such financing on acceptable terms, or at all. There also can be no assurance that the Company will be able to obtain the required surety bond. If the Company cannot obtain third party financing or the required surety bond, the Company’s participation would be uncertain; this could have a material adverse effect on the Company’s financial condition, results of operations, and cash flow.

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

Under U.S. Federal statutes, such as the Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Water Act, the Clean Air Act, and similar state and local laws, the current owner or operator of real property and the past owners or operators of real property (if disposal or release took place during such past ownership or operation) may be jointly and severally liable for the costs of removal or remediation of toxic or hazardous substances on or under their property, regardless of whether such materials were released in violation of law or whether the owner or operator knew of, or was responsible for, the presence of such substances, and are subject to additional liabilities if they do not comply with applicable laws regulating such hazardous substances. In either case, such liabilities can be substantial. Moreover, under CERCLA and similar state laws, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be jointly and severally liable for the costs of the removal or mediation of such substances at a disposal or treatment site, whether or not such site was owned or operated by such person (“off-site facility”). Liability at such off-site facilities is typically allocated among all of the viable responsible parties based on such factors as the relative amount of waste contributed to a site, toxicity of such waste, relationship of the waste contributed by a party to the remedy chosen for the site, and other factors.

The Company currently owns and operates industrial facilities and has also transferred its interests in industrial facilities that it formerly owned or operated. It is likely that as a result of its current or former operations, such facilities have been impacted by hazardous substances. The Company is not aware of any conditions at its currently owned facilities in the United States that it expects will cause the Company to incur material costs which have not been accrued.

The Company also may receive claims, pursuant to indemnity obligations from owners of recently sold facilities that may require the Company to incur costs for investigation and/or remediation. Based on the available information, the Company does not believe that such costs will be material. No assurance can be provided that the

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

20.	Litigation and Uncertainties — (Continued)

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

On September  22, 1987, the Company’s Board of Directors (the “Board”) declared a dividend distribution of one Preferred Share Purchase Right (“Right”) on each share of the Company’s common stock outstanding as of October  2, 1987 and adopted the Rights Agreement, dated as of September  22, 1987 (the “Rights Agreement”). On September 30, 1997, the Board amended and restated the Rights Agreement. Each Right allows the shareholder to purchase one one-hundredth of a share of a new series of preferred stock of the Company at an exercise price of $175. Rights are exercisable only if a person, together with its affiliates, acquires 20% or more of the Company’s common stock or announces a tender offer the consummation of which would result in ownership by a person, together with its affiliates, of 20% or more of the Company’s common stock. In connection with the reorganization on May 25, 2001, Foster Wheeler Corporation Rights were exchanged for Rights of Foster Wheeler Ltd. A new rights agreement governs the Rights, although the terms are the same. The Rights, which do not have the right to vote or receive dividends, expire on May 20, 2011, and may be redeemed, prior to becoming exercisable, by the Board at $.02 per Right or by shareholder action with an acquisition proposal.

If any person, together with its affiliates, acquires 20% or more of the Company’s outstanding common stock, the ¨flip-in¨ provision of the Rights will be triggered and the Rights will entitle a holder (other than such person or any member of such group) to acquire a number of additional shares of the Company’s common stock having a market value of twice the exercise price of each Right.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

21.	Preferred Share Purchase Rights — (Continued)

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

Foreign Currency Contracts — The fair values of these financial instruments (used for hedging purposes) are estimated by obtaining quotes from brokers. The Company is exposed to market risks from fluctuations in foreign exchange rates. Financial instruments are utilized by the Company to reduce this risk. The Company does not hold or issue financial instruments for trading purposes. The Company is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated “A” or better by Standard & Poor’s or “A2” or better by Moody’s (see Notes 2 and 10).

Carrying Amounts and Fair Values — The estimated fair values of the Company’s financial instruments are as follows:

	December 26, 2003		December 27, 2002

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$377,485	$377,485	$344,576	$344,576
Restricted Cash	52,685	52,685	84,793	84,793
Long-term debt	(1,032,951)	(591,080)	(1,109,788)	(569,985)
Derivatives:
Foreign currency contracts	3,310	3,310	8,470	8,470

In the ordinary course of business, the Company is contingently liable for performance under standby letters of credit, bank guarantees and surety bonds totaling $609,000 and $1,182,394 as of December 26, 2003 and December 27, 2002, respectively. These balances include the standby letters of credit issued under the Senior Credit Facility discussed in Note 9. In the Company’s past experience, no material claims have been made against these financial instruments. Management of the Company does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

As of December 26, 2003, the Company had $84,922 of foreign currency contracts outstanding. These foreign currency contracts mature in 2004. The contracts have been established by various international subsidiaries to sell a variety of currencies, and receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. As of December 26, 2003 and December 27, 2002, the Company had no significant concentrations of credit risk. The Company had issued a third-party financial guarantee totaling $2,750 at year-end 2003 and $2,750 at year-end 2002 with respect to a partnership interest in a commercial real estate project.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

23.	Business Segments — Data

The business of the Company and its subsidiaries falls within two business groups. THE ENGINEERING AND CONSTRUCTION GROUP (“E & C”) designs, engineers and constructs petroleum, chemical, petrochemical and alternative-fuels facilities and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment, water treatment facilities and process plants for the production of fine chemicals, pharmaceuticals, dyestuffs, fragrances, flavors, food additives and vitamins. Also, the E & C Group provides a broad range of environmental remediation services, together with related technical, design, and regulatory services, however, the domestic environmental remediation business was sold in 2003. THE ENERGY GROUP designs, manufactures and erects steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized-bed and conventional boilers firing coal, oil, gas, biomass and other municipal solid waste, waste wood and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOX burners. Site services related to these products encompass plant erection, maintenance engineering, plant upgrading and life extension and plant repowering. The Energy Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, the Energy Group also builds, owns and operates cogeneration, independent power production and resource recovery facilities, as well as facilities for the process and petrochemical industries.

The Company conducts its business on a global basis. The E & C Group accounted for the largest portion of the Company’s operating revenues and operating income over the last ten years. In 2003, the E & C Group accounted for approximately 62% of the operating revenues. The geographic dispersion of these operating revenues was as follows: 12% North America, 11% Asia, 58% Europe, 6% Middle East, and 13% other. The Energy Group accounted for 38% of the operating revenues of the Company. The geographic dispersion of these operating revenues was as follows: 42% North America, 43% Europe, 6% Asia, 8% Middle East, and 1% South America.

Management uses several financial metrics to measure the performance of the Company’s business segments. EBITDA, as discussed and defined below, is the primary earnings measure used by the Company’s chief decision makers. Previously, gross margin, which is equal to operating revenues less cost of operating revenues, was considered the primary financial measure. Segment information for 2002 and 2001 has been restated to conform to the current presentations.

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings/(loss) before taxes (before goodwill charge), interest expense, depreciation and amortization. The Company has presented EBITDA because it believes it is an important supplemental measure of operating performance. EBITDA, adjusted for certain unusual and infrequent items specifically excluded in the terms of the Senior Credit Facility, is also used as a measure for certain covenants under the Senior Credit Facility. The Company believes that the line item on its consolidated statement of earnings entitled “net earnings/(loss)” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings/(loss) as an indicator of operating performance. EBITDA, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of the Company’s ability to fund its cash needs. As EBITDA excludes certain financial information compared with net earnings/(loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions which are excluded. A reconciliation of EBITDA, a non-GAAP financial measure, to net earnings/(loss) a GAAP measure, is shown on the next page.

Export revenues account for 4.5% of operating revenues. No single customer represented 10% or more of operating revenues for 2003, 2002, or 2001.

Identifiable assets by group are those assets that are directly related to and support the operations of each group. Corporate assets are principally cash, investments and real estate.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

23.	Business Segments — Data — (Continued)

Summary financial information concerning the Company’s reportable segments is shown in the following table:

	Total	Engineering and Construction			Energy Group				Corporate and Financial Services (1)

2003
Third party revenue	$3,801,308	$2,342,660			$1,450,162				$8,486
Intercompany revenue	—	10,733			4,315				(15,048)

Total revenue	$3,801,308	$2,353,393			$1,454,477				$(6,562)

EBITDA	21,421	$60,655			$140,394				$(179,628)
Less: Interest expense (2)(3)	95,484	3,201			17,453				74,830	(3)
Less: Depreciation and amortization	35,574	10,133			21,713				3,728

(Loss)/earnings before income taxes	(109,637)	47,321	(4)	(5)	101,228	(4)	(5)		(258,186)	(5)
Tax provision/(benefits)	47,426	15,906			43,403				(11,883)

Net (loss)/earnings	$(157,063)	$31,415			$57,825				$(246,303)

Identifiable assets	$2,506,530	$1,030,737			$1,229,270				$246,523
Capital expenditures	$12,870	$5,688			$6,582				$600

2002
Third party revenue	$3,574,537	$2,014,678			$1,544,706				$15,153
Intercompany revenue	—	12,853			32,068				(44,921)

Total revenue	$3,574,537	$2,027,531			$1,576,774				$(29,768)

EBITDA	$(219,209)	$(41,438)			$(31,148)				$(146,623)
Less: Interest expense (2)(3)	83,028	(415)			21,621				61,822	(3)
Less: Depreciation and amortization	57,825	15,490	(9)		37,622	(9)			4,713

Loss before income taxes and cumulative effect of a
change in accounting principle for goodwill	(360,062)	(56,513)	(6)	(8)	(90,391)	(6)	(7)	(8)	(213,158)	(6)	(7)	(8)
Tax provision/(benefits)	14,657	(11,485)			(62,859)				89,001

Net loss prior to cumulative effect of a change in
accounting principle for goodwill	(374,719)	(45,028)			(27,532)				(302,159)
Cumulative effect on prior years of a change in
accounting principle for goodwill	(150,500)	(48,700)			(101,800)				—

Net loss	$(525,219)	$(93,728)			$(129,332)				$(302,159)

Identifiable assets	$2,842,277	$1,100,401			$1,431,211				$310,665
Capital expenditures	$53,395	$9,907			$9,317				$34,171

2001
Third party revenue	$3,392,474	$1,931,523			$1,439,153				$21,798
Intercompany revenue	—	12,495			29,691				(42,186)

Total revenue	$3,392,474	$1,944,018			$1,468,844				$(20,388)

EBITDA	$(72,731)	$32,661			$(27,223)				$(78,169)
Less: Interest expense (2)(3)	84,484	(179)			26,493				58,170	(3)
Less: Depreciation and amortization	55,750	17,721			34,470				3,559

(Loss)/earnings before income taxes	(212,965)	15,119	(10)		(88,186)	(10)	(11)		(139,898)	(10)	(11)
Tax provision/(benefits)	123,395	10,982			(27,430)				139,843	(12)

Net (loss)/earnings	$(336,360)	$4,137			$(60,756)				$(279,741)

Identifiable assets	$3,325,837	$1,289,207			$1,758,399				$278,231
Capital expenditures	$33,998	$11,494			$15,463				$7,041

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

23.	Business Segments — Data — (Continued)

(1)	Includes general corporate income and expense, the Company’s captive insurance operation and eliminations.
(2)	Includes intercompany interest charged by Corporate and Financial Services to the business groups on outstanding borrowings.
(3)	Includes dividends on Preferred Security of $18,130 in 2003, $16,610 in 2002, and $15,750 in 2001.
(4)	Includes in 2003, revaluation of contract estimates and revisions of contract claims of $30,800; Engineering and Construction Group (E & C) $33,900 and Energy Group (Energy) $(3,100).
(5)	Includes in 2003, a gain on the sale of Environmental in E & C of $16,700 and an impairment on the anticipated sale of domestic corporate office building in the Corporate and Financial Services (C & F) of $15,100. Includes gain on sale of waste-to-energy plant of $4,300 in Energy, and provision for asbestos claims of $68,100 in C & F in 2003, $58,700 of performance intervention activities, debt restructuring efforts, accrual for legal settlement, severance costs, increased pension and post retirement costs; $8,900 in E & C, $2,800 in Energy, and $47,000 in C & F.
(6)	Includes in 2002, revaluation of contract estimates and provisions for uncollectible receivables of $216,700 $(210,800 after-tax): Engineering and Construction Group (E & C) $121,650, Energy Group (Energy) $86,450 and Corporate and Financial Services (C & F) $8,600; and a provision for mothballing a domestic manufacturing facility of $18,700 for Energy.
(7)	Includes in 2002, anticipated loss on sale of assets of $54,500 in Energy and provisions for asbestos claim of $26,200 in C & F.
(8)	Includes in 2002, $79,300 $(79,000 net of tax) performance intervention activities, debt restructuring efforts, accrual for legal settlements, severance costs and increased pension, postretirement cost: $6,500 in E & C, $12,700 in Energy, and $60,100 in C & F.
(9)	Excluded cumulative effect in 2002, goodwill change in accounting principle of $48,700 in E & C and $101,800 in Energy.
(10)	Includes in 2001, contract write-downs of $160,600 $(104,400 after-tax): Engineering and Construction Group $51,700, Energy Group $103,900, and Corporate and Financial Services $5,000.
(11)	Includes in 2001, loss on sale of cogeneration plants in Energy Group of $40,300 $(27,900 after-tax), increased pension and postretirement benefit cost in Corporate and Financial Services of $9,100 $(6,000 after-tax), provision for domestic plant impairment of $6,100 $(4,000 after-tax), severance of $4,700 $(3,100 after-tax), cancellation of company owned life insurance of $20,000 $(13,000 after-tax) and legal settlements and other provisions of $13,500 $(8,800 after-tax).
(12)	Includes in 2001, a valuation allowance for deferred tax assets of $194,600 on Corporate and Financial Services.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

23.	Business Segments — Data — (Continued)

	2003	2002	2001

Equity earnings in unconsolidated subsidiaries were as follows:
Engineering and Construction Group	$9,738	$7,334	$4,432
Energy Group	7,404	6,672	8,404

Total	$17,142	$14,006	$12,836

Geographic Concentration
Revenues:
United States	$996,831	$1,544,827	$1,673,457
Europe	2,741,413	1,923,211	1,669,409
Canada	69,626	136,267	126,851
Corporate and Financial Services, including eliminations	(6,562)	(29,768)	(77,243)

Total	$3,801,308	$3,574,537	$3,392,474

Long-lived assets:
United States	$258,261	$345,934	$534,345
Europe	215,101	195,359	174,058
Canada	1,255	1,537	1,958
Corporate and Financial Services, including eliminations	56,338	76,394	47,894

Total	$530,955	$619,224	$758,255

Revenues and long-lived assets are based on the country in which the contracting subsidiary is located.

Operating revenues by industry segment for the three years ending December 2003 were as follows:

	2003	2002	2001

Power	$1,731,339	$1,647,135	$1,399,450
Oil and gas/refinery	1,254,052	922,267	807,367
Pharmaceutical	300,507	404,825	485,786
Chemical	204,738	156,606	177,777
Environmental	124,724	353,981	337,248
Power production	167,594	130,843	150,990
Eliminations and other	(59,139)	(96,480)	(43,304)

Total Operating Revenues	$3,723,815	$3,519,177	$3,315,314

24.	Consolidating Financial Information

A. Senior Notes at 6.75%

As a result of the reorganization on May 25, 2001, Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the Senior Notes due November 15, 2005. In connection with the Company’s finalizing the Senior Credit Facility, Foster Wheeler Ltd. and the following 100% owned companies issued guarantees in favor of the holders of the Senior Notes: Equipment Consultants, Inc., Foster Wheeler Holdings Ltd. (formerly known as Foreign Holdings Ltd.), Foster Wheeler Asia Limited, Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Enviresponse, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler North America Corp. (formerly known as “Foster Wheeler Power Group, Inc.”), Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

A. Senior Notes at 6.75% — (Continued)

Wheeler Zack, Inc., FW Mortshal, Inc., FW Technologies Holding LLC, HFM International, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc., and Perryville III Trust. Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC and each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly owned subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Company. The following represents summarized condensed consolidating financial information as of December 26, 2003 and December 27, 2002 with respect to the financial position, and for the three years ended December 26, 2003 for results of operations and for cash flows of the Company and its 100% owned and majority-owned subsidiaries.

The Foster Wheeler Ltd. column presents the parent company’s financial information. Foster Wheeler Ltd. is also a guarantor. The Foster Wheeler LLC column presents the issuer’s financial information. The Guarantor Subsidiaries column presents the financial information of all guarantors excluding that of Foster Wheeler Ltd. which is separately presented. The guarantor subsidiaries include the results of Foster Wheeler Holdings Ltd. (formerly known as Foreign Holdings Ltd.), the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other guarantor subsidiaries and non-guarantor subsidiaries.

In 2002, the Guarantor and the Non-Guarantor Subsidiaries columns in the accompanying condensed consolidating balance sheets have been reclassified to conform to current financial statement presentation. In particular, allowance for doubtful accounts on accounts receivable trade of $66,561 have been reclassified from estimated costs to complete long-term contracts $(61,561) and advance payments $(5,000) to accounts receivable trade. Accordingly, the accounts receivable trade balance is now presented net of all reserves.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

A. Senior Notes at 6.75% — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December  26, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$32,984	$331,111	$—	$364,095
Accounts and notes receivable, net	—	272,361	111,142	798,644	(625,733)	556,414
Contracts in process and inventories	—	—	121,527	60,876	(9,110)	173,293
Investment and advances	—	—	88,641	—	(88,641)	—
Other current assets	—	—	4,310	76,264	—	80,574

Total current assets	—	272,361	358,604	1,266,895	(723,484)	1,174,376
Investments in subsidiaries and others	(872,080)	(919,588)	407,023	98,651	1,384,645	98,651
Land, buildings & equipment (net)	—	—	64,315	245,300	—	309,615
Notes and accounts receivable long-term	210,000	575,118	281,108	458,490	(1,517,940)	6,776
Intangible assets (net)	—	—	101,664	21,025	—	122,689
Asbestos-related insurance recovery receivable	—	495,400	—	—	—	495,400
Other non-current assets	—	28,478	83,898	186,647	—	299,023

TOTAL ASSETS	$(662,080)	$451,769	$1,296,612	$2,277,008	$(856,779)	$2,506,530

LIABILITIES & SHAREHOLDERS’ (DEFICIT)/EQUITY

Accounts payable and accrued expenses	$412	$78,278	$723,122	$519,693	$(634,843)	$686,662
Estimated costs to complete long-term contracts	—	—	162,168	390,586	—	552,754
Other current liabilities	(52)	(1,085)	17,209	118,272	—	134,344

Total current liabilities	360	77,193	902,499	1,028,551	(634,843)	1,373,760
Corporate and other debt	—	328,163	44,120	23,819	—	396,102
Special-purpose project debt	—	—	—	119,281	—	119,281
Pension, postretirement and other employee benefits	—	—	216,281	78,852	—	295,133
Asbestos-related liability	—	526,200	—	—	—	526,200
Other long-term liabilities and minority interest	—	392,221	894,203	763,125	(1,877,644)	171,905
Subordinated Robbins obligations	—	—	111,589	—	—	111,589
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,360	1,323,777	2,168,692	2,188,628	(2,512,487)	3,378,970

Common stock and paid-in capital	242,613	242,613	242,613	325,741	(810,967)	242,613
Accumulated deficit	(811,054)	(810,622)	(810,694)	(33,254)	1,654,570	(811,054)
Accumulated other comprehensive loss	(303,999)	(303,999)	(303,999)	(204,107)	812,105	(303,999)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(872,440)	(872,008)	(872,080)	88,380	1,655,708	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(662,080)	$451,769	$1,296,612	$2,277,008	$(856,779)	$2,506,530

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24. Consolidating Financial Information — (Continued)

A. Senior Notes at 6.75% — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December  27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$19,771	$324,534	$—	$344,305
Accounts and notes receivable, net	—	228,428	163,817	847,482	(611,506)	628,221
Contracts in process and inventories	—	—	177,115	110,959	(8,250)	279,824
Investment and advances	—	—	292,654	—	(292,654)	—
Other current assets	—	—	39,924	38,102	(529)	77,497

Total current assets	—	228,428	693,281	1,321,077	(912,939)	1,329,847
Investments in subsidiaries and others	(780,671)	(842,608)	325,341	88,523	1,297,938	88,523
Land, buildings & equipment (net)	—	—	103,489	304,330	—	407,819
Notes and accounts receivable long-term	210,000	595,656	289,106	658,167	(1,730,985)	21,944
Intangible assets (net)	—	—	104,349	18,533	—	122,882
Asbestos-related insurance recovery receivable	—	534,045	—	—	—	534,045
Other non-current assets	—	20,749	107,174	209,296	(2)	337,217

TOTAL ASSETS	$(570,671)	$536,270	$1,622,740	$2,599,926	$(1,345,988)	$2,842,277

LIABILITIES & SHAREHOLDERS’ (DEFICIT)/EQUITY

Accounts payable and accrued expenses	$320	$39,048	$743,006	$448,732	$(620,285)	$610,821
Estimated costs to complete long-term contracts	—	—	279,739	366,024	—	645,763
Other current liabilities	(52)	(1,085)	23,643	170,705	—	193,211

Total current liabilities	268	37,963	1,046,388	985,461	(620,285)	1,449,795
Corporate and other debt	—	340,000	43,678	16,261	—	399,939
Special-purpose project debt	—	—	—	181,613	—	181,613
Pension, postretirement and other employee benefits	—	—	294,133	143,687	—	437,820
Asbestos-related liability	—	519,790	—	—	—	519,790
Other long-term liabilities and minority interest	—	419,134	907,538	971,731	(2,160,818)	137,585
Subordinated Robbins obligations	—	—	111,674	—	—	111,674
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,268	1,316,887	2,403,411	2,473,753	(2,781,103)	3,623,216

Common stock and paid-in capital	242,490	242,490	242,490	374,892	(859,872)	242,490
(Accumulated deficit)/retained earnings	(653,991)	(653,669)	(653,723)	5,727	1,301,665	(653,991)
Accumulated other comprehensive loss	(369,438)	(369,438)	(369,438)	(254,446)	993,322	(369,438)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(780,939)	(780,617)	(780,671)	126,173	1,435,115	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(570,671)	$536,270	$1,622,740	$2,599,926	$(1,345,988)	$2,842,277

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

A. Senior Notes at 6.75% — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Year Ended December  26, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating Revenues	$—	$—	$942,720	$2,872,147	$(91,052)	$3,723,815
Other Income	13,650	54,037	54,884	108,311	(153,389)	77,493

Total revenues and other income	13,650	54,037	997,604	2,980,458	(244,441)	3,801,308

Cost of operating revenues	—	—	880,982	2,656,912	(96,552)	3,441,342
Selling, general and administrative expenses	—	—	85,187	114,652	110	199,949
Other deductions and minority interest	24	198	74,560	109,564	(10,176)	174,170
Interest expense *	13,719	63,256	61,673	94,659	(137,823)	95,484
Equity in net loss of subsidiaries	(156,970)	(147,536)	(45,855)	—	350,361	—

(Loss)/earnings before income taxes	(157,063)	(156,953)	(150,653)	4,671	350,361	(109,637)
Provision for income taxes	—	—	6,317	41,109	—	47,426

Net loss	(157,063)	(156,953)	(156,970)	(36,438)	350,361	(157,063)

Other comprehensive income:
Foreign currency translation adjustment	6,762	6,762	6,762	5,858	(19,382)	6,762
Minimum pension liability adjustment net of tax of $18,886	58,677	58,677	58,677	44,483	(161,837)	58,677

Comprehensive (loss)/income	$(91,624)	$(91,514)	$(91,531)	$13,903	$169,142	$(91,624)

* Includes dividends on preferred securities of $18,130.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

A. Senior Notes at 6.75% — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Year Ended December  27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,392,043	$2,228,851	$(101,717)	$3,519,177
Other income	13,650	50,355	38,180	99,943	(146,768)	55,360

Total revenues and other income	13,650	50,355	1,430,223	2,328,794	(248,485)	3,574,537

Cost of operating revenues	—	—	1,440,544	2,089,827	(103,461)	3,426,910
Selling, general and administrative expenses	—	—	127,353	99,171	—	226,524
Other deductions and minority interest	73	4,205	95,469	98,390	—	198,137
Interest expense *	13,749	52,785	58,797	102,721	(145,024)	83,028
Equity in net losses of subsidiaries	(374,547)	(370,193)	(71,753)	—	816,493	—

Loss before income taxes	(374,719)	(376,828)	(363,693)	(61,315)	816,493	(360,062)
Provision /(benefit) for income taxes	—	(2,322)	10,854	6,125	—	14,657

Net loss prior to cumulative effect of a change in accounting principle	(374,719)	(374,506)	(374,547)	(67,440)	816,493	(374,719)
Cumulative effect on prior years of a change in accounting principle for goodwill, net of $0 tax	(150,500)	(150,500)	(150,500)	(24,800)	325,800	(150,500)

Net loss	(525,219)	(525,006)	(525,047)	(92,240)	1,142,293	(525,219)

Other comprehensive (loss)/income:
Foreign currency translation adjustments	22,241	22,241	22,241	22,241	(66,723)	22,241
Net (loss)/gain on derivative instruments	(3,834)	(3,834)	(3,834)	284	7,384	(3,834)
Minimum pension liability adjustment net of tax benefit of $73,400	(226,011)	(226,011)	(226,011)	(170,303)	622,325	(226,011)

Comprehensive loss	$(732,823)	$(732,610)	$(732,651)	$(240,018)	$1,705,279	$(732,823)

* Includes dividends on preferred securities of $16,610.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

A. Senior Notes at 6.75% — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Year Ended December  28, 2001
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,500,541	$2,002,529	$(187,756)	$3,315,314
Other income	8,000	38,152	58,877	100,307	(128,176)	77,160

Total revenues and other income	8,000	38,152	1,559,418	2,102,836	(315,932)	3,392,474

Cost of operating revenues	—	—	1,506,801	1,823,980	(166,756)	3,164,025
Selling, general and administrative expenses	—	—	124,533	100,859	—	225,392
Other deductions and minority interest	130	2,195	84,003	71,625	(26,415)	131,538
Interest expense *	8,018	28,846	66,636	103,745	(122,761)	84,484
Equity in net (loss)/earnings of subsidiaries	(336,264)	(343,362)	5,493	—	674,133	—

(Loss)/earnings before income taxes	(336,412)	(336,251)	(217,062)	2,627	674,133	(212,965)
Provision /(benefit) for income taxes	(52)	—	119,202	4,245	—	123,395

Net loss	(336,360)	(336,251)	(336,264)	(1,618)	674,133	(336,360)

Other comprehensive (loss)/income:
Foreign currency translation adjustments	(10,191)	(10,191)	(10,191)	(12,683)	33,065	(10,191)
Net gain on derivative instruments	3,834	3,834	3,834	(284)	(7,384)	3,834
Minimum pension liability adjustment net of tax benefit of $0	(36,770)	(36,770)	(36,770)	—	73,540	(36,770)

Comprehensive loss	$(379,487)	$(379,378)	$(379,391)	$(14,585)	$773,354	$(379,487)

* Includes dividends on preferred securities of $15,750.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

A. Senior Notes at 6.75% — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December  26, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by
Operating Activities	$(93)	$18,811	$(163,781)	$87,168	$(4,203)	$(62,098)

Cash Flows from Investing Activities
Change in restricted cash	—	—	15,524	22,890	—	38,414
Capital expenditures	—	—	(105)	(12,765)	—	(12,870)
Proceeds from sale of properties	—	—	79,701	7,458	—	87,159
Increase in investment and advances	—	—	274	(274)	—	—
Increase in short-term investments	—	—	—	(6,808)	—	(6,808)

Net cash provided by
Investing Activities	—	—	95,394	10,501	—	105,895

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(4,203)	4,203	—
Decrease in short-term debt	—	—	—	(14,826)	—	(14,826)
Proceeds from long-term debt	—	—	—	—	—	—
Repayment of long-term debt	—	(11,837)	(1,580)	(20,683)	—	(34,100)
Other	93	(6,974)	83,180	(79,178)	—	(2,879)

Net cash provided/(used) by
Financing Activities	93	(18,811)	81,600	(118,890)	4,203	(51,805)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	27,798	—	27,798

Increase in cash and cash equivalents	—	—	13,213	6,577	—	19,790
Cash and Cash equivalents, beginning of year	—	—	19,771	324,534	—	344,305

Cash and Cash equivalents, end of year	$—	$—	$32,984	$331,111	$—	$364,095

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

A. Senior Notes at 6.75% — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December  27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash(used)/provided by
Operating Activities	$(172)	$(15,109)	$197,489	$(3,483)	$(18,360)	$160,365

Cash Flows from Investing Activities
Change in restricted cash	—	—	(15,900)	(68,893)	—	(84,793)
Capital expenditures	—	—	(40,932)	(12,463)	—	(53,395)
Proceeds from sale of properties	—	—	1,783	4,499	—	6,282
(Increase)/decrease in investment and advances	—	(350)	(21,049)	30,506	—	9,107
Decrease in short-term investments	—	—	—	93	—	93

Net cash used by
Investing Activities	—	(350)	(76,098)	(46,258)	—	(122,706)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(18,360)	18,360	—
Increase in short-term debt	—	—	—	(7,792)	—	(7,792)
Proceeds from long-term debt	—	70,000	—	546	—	70,546
Proceeds from lease financing obligation	—	—	44,900	—	—	44,900
Repayment of long-term debt	—	—	(24,440)	(21,151)	—	(45,591)
Other	172	(54,541)	(163,185)	215,493	—	(2,061)

Net cash provided/(used) by
Financing Activities	172	15,459	(142,725)	168,736	18,360	60,002

Effect of exchange rate changes on cash and cash equivalents	—	—	143	22,481	—	22,624

(Decrease)/increase in cash and cash equivalents	—	—	(21,191)	141,476	—	120,285
Cash and Cash equivalents, beginning of year	—	—	40,962	183,058	—	224,020

Cash and Cash equivalents, end of year	$—	$—	$19,771	$324,534	$—	$344,305

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

A. Senior Notes at 6.75% — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December  28, 2001
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by
Operating Activities	$(96)	$(181,267)	$418,899	$(71,574)	$(254,643)	$(88,681)

Cash Flows from Investing Activities
Capital expenditures	—	(2,346)	(17,074)	(14,578)	—	(33,998)
Proceeds from sale of properties	—	—	190	59,482	—	59,672
Decrease/(increase) in investment and advances	—	—	77,838	(61,830)	—	16,008
Increase in short-term investments	—	—	—	1,530	—	1,530

Net cash (used)/provided by
Investing Activities	—	(2,346)	60,954	(15,396)	—	43,212

Cash Flows from Financing Activities
Dividends to shareholders	—	(4,888)	(228,936)	(25,707)	254,643	(4,888)
Decrease in short-term debt	—	—	(76,250)	(5,782)	—	(82,032)
Proceeds from Convertible Bonds, net	202,912	—	—			202,912
Proceeds from long-term debt	—	178,061	(285,000)	291,981	—	185,042
Repayment of long-term debt	—	(193,062)	(1,601)	(20,061)	—	(214,724)
Other	(202,816)	203,502	113,620	(115,083)	—	(777)

Net cash provided/(used) by
Financing Activities	96	183,613	(478,167)	125,348	254,643	85,533

Effect of exchange rate changes on cash and cash equivalents	—	—	(347)	(7,590)	—	(7,937)

Increase in cash and cash equivalents	—	—	1,339	30,788	—	32,127
Cash and Cash equivalents, beginning of year	—	—	39,623	152,270	—	191,893

Cash and Cash equivalents, end of year	$—	$—	$40,962	$183,058	$—	$224,020

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes

In May and June 2001, Foster Wheeler Ltd. issued 6.5% Convertible Subordinated Notes (“Convertible Notes”) due in 2007. The Convertible Notes are fully and unconditionally guaranteed by Foster Wheeler LLC, a 100% owned subsidiary of Foster Wheeler Ltd. Foster Wheeler LLC has assumed the obligation to fund the debt service. The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Foster Wheeler LLC because management does not believe that such separate financial statements and related disclosures would be material to investors. The following represents summarized condensed consolidating financial information as of December 26, 2003 and December 27, 2002 with respect to the financial position, and for the three years ended December 26, 2003 for results of operations and for cash flows of the Company and its 100% owned and majority-owned subsidiaries.

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

In 2002, the Non-Guarantor Subsidiaries column in the accompanying condensed consolidating balance sheets has been reclassified to conform to current financial statement presentation. In particular, allowance for doubtful accounts on accounts receivable trade of $66,561 have been reclassified from estimated costs to complete long-term contracts $(61,561) and advance payments $(5,000) to accounts receivable trade. Accordingly, the accounts receivable trade balance is now presented net of all reserves.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December  26, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$364,095	$—	$364,095
Accounts and notes receivable, net	—	272,361	497,096	(213,043)	556,414
Contracts in process and inventories	—	—	173,293	—	173,293
Other current assets	—	—	80,574	—	80,574

Total current assets	—	272,361	1,115,058	(213,043)	1,174,376
Investments in subsidiaries and others	(872,080)	(919,588)	146,231	1,744,088	98,651
Land, buildings & equipment (net)	—	—	309,615	—	309,615
Notes and accounts receivable long-term	210,000	575,118	181,716	(960,058)	6,776
Intangible assets (net)	—	—	122,689	—	122,689
Asbestos-related insurance recovery receivable	—	495,400	—	—	495,400
Other non-current assets	—	28,478	270,545	—	299,023

TOTAL ASSETS	$(662,080)	$451,769	$2,145,854	$570,987	$2,506,530

LIABILITIES & SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$412	$78,278	$821,015	$(213,043)	$686,662
Estimated costs to complete long-term contracts	—	—	552,754	—	552,754
Other current liabilities	(52)	(1,085)	135,481	—	134,344

Total current liabilities	360	77,193	1,509,250	(213,043)	1,373,760
Corporate and other debt	—	328,163	67,939	—	396,102
Special-purpose project debt	—	—	119,281	—	119,281
Pension, postretirement and other employee benefits	—	—	295,133	—	295,133
Asbestos-related liability	—	526,200	—	—	526,200
Other long-term liabilities and minority interest	—	392,221	739,742	(960,058)	171,905
Subordinated Robbins obligations	—	—	111,589	—	111,589
Convertible subordinated notes	210,000	—	—	—	210,000
Preferred trust securities	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,360	1,323,777	3,017,934	(1,173,101)	3,378,970

Common stock and paid in capital	242,613	242,613	242,613	(485,226)	242,613
Accumulated deficit	(811,054)	(810,622)	(810,694)	1,621,316	(811,054)
Accumulated other comprehensive loss	(303,999)	(303,999)	(303,999)	607,998	(303,999)

TOTAL SHAREHOLDERS’ DEFICIT	(872,440)	(872,008)	(872,080)	1,744,088	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(662,080)	$451,769	$2,145,854	$570,987	$2,506,530

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December  27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$344,305	$—	$344,305
Accounts and notes receivable, net	—	228,428	567,341	(167,548)	628,221
Contracts in process and inventories	—	—	279,824	—	279,824
Other current assets	—	—	77,497	—	77,497

Total current assets	—	228,428	1,268,967	(167,548)	1,329,847
Investments in subsidiaries and others	(780,671)	(842,608)	150,514	1,561,288	88,523
Land, buildings & equipment (net)	—	—	407,819	—	407,819
Notes and accounts receivable long-term	210,000	595,656	196,944	(980,656)	21,944
Intangible assets (net)	—	—	122,882	—	122,882
Asbestos-related insurance recovery receivable	—	534,045	—	—	534,045
Other non-current assets	—	20,749	316,468	—	337,217

TOTAL ASSETS	$(570,671)	$536,270	$2,463,594	$413,084	$2,842,277

LIABILITIES & SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$320	$39,048	$739,001	$(167,548)	$610,821
Estimated costs to complete long-term contracts	—	—	645,763	—	645,763
Other current liabilities	(52)	(1,085)	194,348	—	193,211

Total current liabilities	268	37,963	1,579,112	(167,548)	1,449,795
Corporate and other debt	—	340,000	59,939	—	399,939
Special-purpose project debt	—	—	181,613	—	181,613
Pension, postretirement and other employee benefits	—	—	437,820	—	437,820
Asbestos-related liability	—	519,790	—	—	519,790
Other long-term liabilities and minority interest	—	419,134	699,107	(980,656)	137,585
Subordinated Robbins obligations	—	—	111,674	—	111,674
Convertible subordinated notes	210,000	—	—	—	210,000
Preferred trust securities	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,268	1,316,887	3,244,265	(1,148,204)	3,623,216

Common stock and paid-in capital	242,490	242,490	242,490	(484,980)	242,490
Accumulated deficit	(653,991)	(653,669)	(653,723)	1,307,392	(653,991)
Accumulated other comprehensive loss	(369,438)	(369,438)	(369,438)	738,876	(369,438)

TOTAL SHAREHOLDERS’ DEFICIT	(780,939)	(780,617)	(780,671)	1,561,288	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(570,671)	$536,270	$2,463,594	$413,084	$2,842,277

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Year Ended December  26, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,723,815	$—	$3,723,815
Other income	13,650	54,037	95,692	(85,886)	77,493

Total revenues and other income	13,650	54,037	3,819,507	(85,886)	3,801,308

Cost of operating revenues	—	—	3,441,342	—	3,441,342
Selling, general and administrative expenses	—	—	199,949	—	199,949
Other deductions and minority interest	24	198	173,948	—	174,170
Interest expense *	13,719	63,256	104,395	(85,886)	95,484
Equity in net loss of subsidiaries	(156,970)	(147,536)	(9,416)	313,922	—

Loss before income taxes	(157,063)	(156,953)	(109,543)	313,922	(109,637)
Provision for income taxes	—	—	47,426	—	47,426

Net loss	(157,063)	(156,953)	(156,969)	313,922	(157,063)

Other comprehensive income:
Foreign currency translation adjustments	6,762	6,762	6,762	(13,524)	6,762
Minimum pension liability adjustment
net of tax of $18,886	58,677	58,677	58,677	(117,354)	58,677

Comprehensive loss	$(91,624)	$(91,514)	$(91,530)	$183,044	$(91,624)

* Includes dividends on preferred securities of $18,130.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Year Ended December  27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,519,177	$—	$3,519,177
Other income	13,650	50,355	72,069	(80,714)	55,360

Total revenues and other income	13,650	50,355	3,591,246	(80,714)	3,574,537

Cost of operating revenues	—	—	3,426,910	—	3,426,910
Selling, general and administrative expenses	—	—	226,524	—	226,524
Other deductions and minority interest	73	4,205	193,859	—	198,137
Interest expense *	13,749	52,785	97,208	(80,714)	83,028
Equity in net losses of subsidiaries	(374,547)	(370,193)	(4,313)	749,053	—

Loss before income taxes	(374,719)	(376,828)	(357,568)	749,053	(360,062)
Provision /(benefit) for income taxes	—	(2,322)	16,979	—	14,657

Net loss prior to cumulative effect of a change in accounting principle	(374,719)	(374,506)	(374,547)	749,053	(374,719)
Cumulative effect on prior years of a change in accounting principle for goodwill, net of $0 tax	(150,500)	(150,500)	(150,500)	301,000	(150,500)

Net loss	(525,219)	(525,006)	(525,047)	1,050,053	(525,219)

Other comprehensive (loss)/income:
Foreign currency translation adjustments	22,241	22,241	22,241	(44,482)	22,241
Net loss on derivative instruments	(3,834)	(3,834)	(3,834)	7,668	(3,834)
Minimum pension liability adjustment
net of tax benefit of $73,400	(226,011)	(226,011)	(226,011)	452,022	(226,011)

Comprehensive loss	$(732,823)	$(732,610)	$(732,651)	$1,465,261	$(732,823)

* Includes dividends on preferred securities of $16,610.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December  28, 2001
(in thousands of dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,315,314	$—	$3,315,314
Other income	8,000	38,152	92,928	(61,920)	77,160

Total revenues and other income	8,000	38,152	3,408,242	(61,920)	3,392,474

Cost of operating revenues	—	—	3,164,025	—	3,164,025
Selling, general and administrative expenses	—	—	225,392	—	225,392
Other deductions and minority interest	130	2,195	129,213	—	131,538
Interest expense *	8,018	28,846	109,540	(61,920)	84,484
Equity in net (loss)/earnings of subsidiaries	(336,264)	(343,362)	7,111	672,515	—

Loss before income taxes	(336,412)	(336,251)	(212,817)	672,515	(212,965)
Provision /(benefit) for income taxes	(52)	—	123,447	—	123,395

Net loss	(336,360)	(336,251)	(336,264)	672,515	(336,360)

Other comprehensive (loss)/income:
Foreign currency translation adjustments	(10,191)	(10,191)	(10,191)	20,382	(10,191)
Net gain on derivative instruments	3,834	3,834	3,834	(7,668)	3,834
Minimum pension liability adjustment
net of tax benefit of $0	(36,770)	(36,770)	(36,770)	73,540	(36,770)

Comprehensive loss	$(379,487)	$(379,378)	$(379,391)	$758,769	$(379,487)

* Includes dividends on preferred securities of $15,750.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December  26, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash used by Operating Activities	$(93)	$18,811	$(78,576)	$(2,240)	$(62,098)

Cash Flows from Investing Activities
Change in restricted cash	—	—	38,414	—	38,414
Capital expenditures	—	—	(12,870)	—	(12,870)
Proceeds from sale of properties	—	—	87,159	—	87,159
Increase in short-term investments	—	—	(6,808)	—	(6,808)

Net cash provided by Investing Activities	—	—	105,895	—	105,895

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(2,240)	2,240	—
Decrease in short-term debt	—	—	(14,826)	—	(14,826)
Repayment of long-term debt	—	(11,837)	(22,263)	—	(34,100)
Other	93	(6,974)	4,002	—	(2,879)

Net cash provided by Financing Activities	93	(18,811)	(35,327)	2,240	(51,805)

Effect of exchange rate changes on cash and cash equivalents	—	—	27,798	—	27,798

Increase in cash and cash equivalents	—	—	19,790	—	19,790
Cash and Cash equivalents, beginning of year	—	—	344,305	—	344,305

Cash and Cash equivalents, end of year	$—	$—	$364,095	$—	$364,095

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December  27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash(used)/provided by Operating Activities	$(172)	$(15,109)	$179,036	$(3,390)	$160,365

Cash Flows from Investing Activities
Change in restricted cash	—	—	(84,793)	—	(84,793)
Capital expenditures	—	—	(53,395)	—	(53,395)
Proceeds from sale of properties	—	—	6,282	—	6,282
(Increase)/decrease in investment and advances	—	(350)	9,457	—	9,107
Decrease in short-term investments	—	—	93	—	93

Net cash used by Investing Activities	—	(350)	(122,356)	—	(122,706)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(3,390)	3,390	—
Increase in short-term debt	—	—	(7,792)	—	(7,792)
Proceeds from long-term debt	—	70,000	546	—	70,546
Proceeds from lease financing obligation	—	—	44,900	—	44,900
Repayment of long-term debt	—	—	(45,591)	—	(45,591)
Other	172	(54,541)	52,308	—	(2,061)

Net cash provided by Financing Activities	172	15,459	40,981	3,390	60,002

Effect of exchange rate changes on cash and cash equivalents	—	—	22,624	—	22,624

Increase in cash and cash equivalents	—	—	120,285	—	120,285
Cash and Cash equivalents, beginning of year	—	—	224,020	—	224,020

Cash and Cash equivalents, end of year	$—	$—	$344,305	$—	$344,305

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December  28, 2001
(in thousands of dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(96)	$(181,267)	$321,618	$(228,936)	$(88,681)

Cash Flows from Investing Activities
Capital expenditures	—	(2,346)	(31,652)	—	(33,998)
Proceeds from sale of properties	—	—	59,672	—	59,672
Decrease in investment and advances	—	—	16,008	—	16,008
Increase in short-term investments	—	—	1,530	—	1,530

Net cash (used)/provided by Investing Activities	—	(2,346)	45,558	—	43,212

Cash Flows from Financing Activities
Dividends to shareholders	—	(4,888)	(228,936)	228,936	(4,888)
Decrease in short-term debt	—	—	(82,032)	—	(82,032)
Proceeds from Convertible Bonds, net	202,912	—	—	—	202,912
Proceeds from long-term debt	—	178,061	6,981	—	185,042
Repayment of long-term debt	—	(193,062)	(21,662)	—	(214,724)
Other	(202,816)	203,502	(1,463)	—	(777)

Net cash provided/(used) by Financing Activities	96	183,613	(327,112)	228,936	85,533

Effect of exchange rate changes on cash and cash equivalents	—	—	(7,937)	—	(7,937)

Increase in cash and cash equivalents	—	—	32,127	—	32,127
Cash and Cash equivalents, beginning of year	—	—	191,893	—	191,893

Cash and Cash equivalents, end of year	$—	$—	$224,020	$—	$224,020

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

C. Preferred Trust Securities

On January 13, 1999, FW Preferred Capital Trust I, a Delaware Business Trust, which is a 100% indirectly owned finance subsidiary of the Company, issued $175,000 in Preferred Trust Securities. The Preferred Trust Securities are fully and unconditionally guaranteed by Foster Wheeler Ltd. and Foster Wheeler LLC. Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC has assumed the obligation to fund the debt service. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. Such distributions may be deferred for periods up to five years. In accordance with this provision, the Company has deferred all quarterly distributions beginning with the distribution due on January 15, 2002. The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004. The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the 100% indirectly owned subsidiary guarantor and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. The following represents summarized condensed consolidating financial information as of December 26, 2003 and December 27, 2002 with respect to the financial position, and for the three years ended December 26, 2003 for results of operations and for cash flows of the Company and its 100% owned and majority-owned subsidiaries.

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

In 2002, the Non-Guarantor Subsidiaries column in the accompanying condensed consolidating balance sheets has been reclassified to conform to current financial statement presentation. In particular, allowance for doubtful accounts on accounts receivable trade of $66,561 have been reclassified from estimated costs to complete long-term contracts $(61,561) and advance payments $(5,000) to accounts receivable trade. Accordingly, the accounts receivable trade balance is now presented net of all reserves.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December  26, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$—	$364,095	$—	$364,095
Accounts and notes receivable, net	—	—	272,361	497,096	(213,043)	556,414
Contracts in process and inventories	—	—	—	173,293	—	173,293
Other current assets	—	—	—	80,574	—	80,574

Total current assets	—	—	272,361	1,115,058	(213,043)	1,174,376
Investments in subsidiaries and others	(872,080)	—	(919,588)	146,231	1,744,088	98,651
Land, buildings & equipment (net)	—	—	—	309,615	—	309,615
Notes and accounts receivable long-term	210,000	175,000	575,118	6,716	(960,058)	6,776
Intangible assets (net)	—	—	—	122,689	—	122,689
Asbestos-related insurance recovery receivable	—	—	495,400	—	—	495,400
Other non-current assets	—	—	28,478	270,545	—	299,023

TOTAL ASSETS	$(662,080)	$175,000	$451,769	$1,970,854	$570,987	$2,506,530

LIABILITIES & SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$412	$—	$78,278	$821,015	$(213,043)	$686,662
Estimated costs to complete long-term contracts	—	—	—	552,754	—	552,754
Other current liabilities	(52)	—	(1,085)	135,481	—	134,344

Total current liabilities	360	—	77,193	1,509,250	(213,043)	1,373,760
Corporate and other debt	—	—	328,163	67,939	—	396,102
Special-purpose project debt	—	—	—	119,281	—	119,281
Pension, postretirement and other employee benefits	—	—	—	295,133	—	295,133
Asbestos-related liability	—	—	526,200	—	—	526,200
Other long-term liabilities and minority interest	—	—	392,221	739,742	(960,058)	171,905
Subordinated Robbins obligations	—	—	—	111,589	—	111,589
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	175,000	—	—	—	175,000

TOTAL LIABILITIES	210,360	175,000	1,323,777	2,842,934	(1,173,101)	3,378,970

Common stock and paid-in capital	242,613	—	242,613	242,613	(485,226)	242,613
Accumulated deficit	(811,054)	—	(810,622)	(810,694)	1,621,316	(811,054)
Accumulated other comprehensive loss	(303,999)	—	(303,999)	(303,999)	607,998	(303,999)

TOTAL SHAREHOLDERS’ DEFICIT	(872,440)	—	(872,008)	(872,080)	1,744,088	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(662,080)	$175,000	$451,769	$1,970,854	$570,987	$2,506,530

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December  27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$—	$344,305	$—	$344,305
Accounts and notes receivable, net	—	—	228,428	567,341	(167,548)	628,221
Contracts in process and inventories	—	—	—	279,824	—	279,824
Other current assets	—	—	—	77,497	—	77,497

Total current assets	—	—	228,428	1,268,967	(167,548)	1,329,847
Investments in subsidiaries and others	(780,671)	—	(842,608)	150,514	1,561,288	88,523
Land, buildings & equipment (net)	—	—	—	407,819	—	407,819
Notes and accounts receivable long-term	210,000	175,000	595,656	21,944	(980,656)	21,944
Intangible assets (net)	—	—	—	122,882	—	122,882
Asbestos-related insurance recovery receivable	—	—	534,045	—	—	534,045
Other non-current assets	—	—	20,749	316,468	—	337,217

TOTAL ASSETS	$(570,671)	$175,000	$536,270	$2,288,594	$413,084	$2,842,277

LIABILITIES & SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$320	$—	$39,048	$739,001	$(167,548)	$610,821
Estimated costs to complete long-term contracts	—	—	—	645,763	—	645,763
Other current liabilities	(52)	—	(1,085)	194,348	—	193,211

Total current liabilities	268	—	37,963	1,579,112	(167,548)	1,449,795
Corporate and other debt	—	—	340,000	59,939	—	399,939
Special-purpose project debt	—	—	—	181,613	—	181,613
Pension, postretirement and other employee benefits	—	—	—	437,820	—	437,820
Asbestos-related liability	—	—	519,790	—	—	519,790
Other long-term liabilities and minority interest	—	—	419,134	699,107	(980,656)	137,585
Subordinated Robbins obligations	—	—	—	111,674	—	111,674
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	175,000	—	—	—	175,000

TOTAL LIABILITIES	210,268	175,000	1,316,887	3,069,265	(1,148,204)	3,623,216

Common stock and paid-in capital	242,490	—	242,490	242,490	(484,980)	242,490
Accumulated deficit	(653,991)	—	(653,669)	(653,723)	1,307,392	(653,991)
Accumulated other comprehensive loss	(369,438)	—	(369,438)	(369,438)	738,876	(369,438)

TOTAL SHAREHOLDERS’ DEFICIT	(780,939)	—	(780,617)	(780,671)	1,561,288	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(570,671)	$175,000	$536,270	$2,288,594	$413,084	$2,842,277

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Year Ended December  26, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$3,723,815	$—	$3,723,815
Other income	13,650	18,130	54,037	77,562	(85,886)	77,493

Total revenues and other income	13,650	18,130	54,037	3,801,377	(85,886)	3,801,308

Cost of operating revenues	—	—	—	3,441,342	—	3,441,342
Selling, general and administrative expenses	—	—	—	199,949	—	199,949
Other deductions and minority interest	24	—	198	173,948	—	174,170
Interest expense *	13,719	18,130	63,256	86,265	(85,886)	95,484
Equity in net loss of subsidiaries	(156,970)	—	(147,536)	(9,416)	313,922	—

Loss before income taxes	(157,063)	—	(156,953)	(109,543)	313,922	(109,637)
Provision for income taxes	—	—	—	47,426	—	47,426

Net loss	(157,063)	—	(156,953)	(156,969)	313,922	(157,063)

Other comprehensive income:
Foreign currency translation adjustments	6,762	—	6,762	6,762	(13,524)	6,762
Minimum pension liability adjustment
net of tax of $18,886	58,677	—	58,677	58,677	(117,354)	58,677

Comprehensive loss	$(91,624)	$—	$(91,514)	$(91,530)	$183,044	$(91,624)

* Includes dividends on preferred securities of $18,130.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Year Ended December  27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$3,519,177	$—	$3,519,177
Other income	13,650	16,610	50,355	55,459	(80,714)	55,360

Total revenues and other income	13,650	16,610	50,355	3,574,636	(80,714)	3,574,537

Cost of operating revenues	—	—	—	3,426,910	—	3,426,910
Selling, general and administrative expenses	—	—	—	226,524	—	226,524
Other deductions and minority interest	73	—	4,205	193,859	—	198,137
Interest expense *	13,749	16,610	52,785	80,598	(80,714)	83,028
Equity in net losses of subsidiaries	(374,547)	—	(370,193)	(4,313)	749,053	—

Loss before income taxes	(374,719)	—	(376,828)	(357,568)	749,053	(360,062)
Provision /(benefit) for income taxes	—	—	(2,322)	16,979	—	14,657

Net loss prior to cumulative effect of a change in accounting principle	(374,719)	—	(374,506)	(374,547)	749,053	(374,719)
Cumulative effect on prior years of a change in accounting principle for goodwill, net of $0 tax	(150,500)	—	(150,500)	(150,500)	301,000	(150,500)

Net loss	(525,219)	—	(525,006)	(525,047)	1,050,053	(525,219)

Other comprehensive (loss)/income:
Foreign currency translation adjustments	22,241	—	22,241	22,241	(44,482)	22,241
Net loss on derivative instruments	(3,834)	—	(3,834)	(3,834)	7,668	(3,834)
Minimum pension liability adjustment net of tax benefit of $73,400	(226,011)	—	(226,011)	(226,011)	452,022	(226,011)

Comprehensive loss	$(732,823)	$—	$(732,610)	$(732,651)	$1,465,261	$(732,823)

* Includes dividends on preferred securities of $16,610.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Year Ended December  28, 2001
(in thousands of dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$3,315,314	$—	$3,315,314
Other income	8,000	15,750	38,152	77,178	(61,920)	77,160

Total revenues and other income	8,000	15,750	38,152	3,392,492	(61,920)	3,392,474

Cost of operating revenues	—	—	—	3,164,025	—	3,164,025
Selling, general and administrative expenses	—	—	—	225,392	—	225,392
Other deductions and minority interest	130	—	2,195	129,213	—	131,538
Interest expense *	8,018	15,750	28,846	93,790	(61,920)	84,484
Equity in net (loss)/earnings of subsidiaries	(336,264)	—	(343,362)	7,111	672,515	—

Loss before income taxes	(336,412)	—	(336,251)	(212,817)	672,515	(212,965)
Provision /(benefit) for income taxes	(52)	—	—	123,447	—	123,395

Net loss	(336,360)	—	(336,251)	(336,264)	672,515	(336,360)

Other comprehensive (loss)/income:
Foreign currency translation adjustments	(10,191)	—	(10,191)	(10,191)	20,382	(10,191)
Net gain on derivative instruments	3,834	—	3,834	3,834	(7,668)	3,834
Minimum pension liability adjustment net of tax benefit of $0	(36,770)	—	(36,770)	(36,770)	73,540	(36,770)

Comprehensive loss	$(379,487)	$—	$(379,378)	$(379,391)	$758,769	$(379,487)

* Includes dividends on preferred securities of $15,750.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December  26, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash used by Operating Activities	$(93)	$—	$18,811	$(78,576)	$(2,240)	$(62,098)

Cash Flows from Investing Activities
Change in restricted cash	—	—	—	38,414	—	38,414
Capital expenditures	—	—	—	(12,870)	—	(12,870)
Proceeds from sale of properties	—	—	—	87,159	—	87,159
Increase in short-term investments	—	—	—	(6,808)	—	(6,808)

Net cash provided by Investing Activities	—	—	—	105,895	—	105,895

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(2,240)	2,240	—
Decrease in short-term debt	—	—	—	(14,826)	—	(14,826)
Repayment of long-term debt	—	—	(11,837)	(22,263)	—	(34,100)
Other	93	—	(6,974)	4,002	—	(2,879)

Net cash provided/(used) by Financing Activities	93	—	(18,811)	(35,327)	2,240	(51,805)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	27,798	—	27,798

Increase in cash and cash equivalents	—	—	—	19,790	—	19,790
Cash and Cash equivalents, beginning of year	—	—	—	344,305	—	344,305

Cash and Cash equivalents, end of year	$—	$—	$—	$364,095	$—	$364,095

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December  27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash(used)/provided by Operating Activities	$(172)	$—	$(15,109)	$179,036	$(3,390)	$160,365

Cash Flows from Investing Activities
Change in restricted cash	—	—	—	(84,793)	—	(84,793)
Capital expenditures	—	—	—	(53,395)	—	(53,395)
Proceeds from sale of properties	—	—	—	6,282	—	6,282
(Increase)/decrease in investment and advances	—	—	(350)	9,457	—	9,107
Decrease in short-term investments	—	—	—	93	—	93

Net cash used by Investing Activities	—	—	(350)	(122,356)	—	(122,706)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(3,390)	3,390	—
Increase in short-term debt	—	—	—	(7,792)	—	(7,792)
Proceeds from long-term debt	—	—	70,000	546	—	70,546
Proceeds from lease financing obligation	—	—	—	44,900	—	44,900
Repayment of long-term debt	—	—	—	(45,591)	—	(45,591)
Other	172	—	(54,541)	52,308	—	(2,061)

Net cash provided by Financing Activities	172	—	15,459	40,981	3,390	60,002

Effect of exchange rate changes on cash and cash equivalents	—	—	—	22,624	—	22,624

Increase in cash and cash equivalents	—	—	—	120,285	—	120,285
Cash and Cash equivalents, beginning of year	—	—	—	224,020	—	224,020

Cash and Cash equivalents, end of year	$—	$—	$—	$344,305	$—	$344,305

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December  28, 2001
(in thousands of dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(96)	$—	$(181,267)	$321,618	$(228,936)	$(88,681)

Cash Flows from Investing Activities
Capital expenditures	—	—	(2,346)	(31,652)	—	(33,998)
Proceeds from sale of properties	—	—	—	59,672	—	59,672
Decrease in investment and advances	—	—	—	16,008	—	16,008
Increase in short-term investments	—	—	—	1,530	—	1,530

Net cash (used)/provided by Investing Activities	—	—	(2,346)	45,558	—	43,212

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(4,888)	(228,936)	228,936	(4,888)
Decrease in short-term debt	—	—	—	(82,032)	—	(82,032)
Proceeds from Convertible Bonds, net	202,912		—	—	—	202,912
Proceeds from long-term debt	—	—	178,061	6,981	—	185,042
Repayment of long-term debt	—	—	(193,062)	(21,662)	—	(214,724)
Other	(202,816)	—	203,502	(1,463)	—	(777)

Net cash provided/(used) by Financing Activities	96	—	183,613	(327,112)	228,936	85,533

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7,937)	—	(7,937)

Increase in cash and cash equivalents	—	—	—	32,127	—	32,127
Cash and Cash equivalents, beginning of year	—	—	—	191,893	—	191,893

Cash and Cash equivalents, end of year	$—	$—	$—	$224,020	$—	$224,020

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

25.	Related Party Transactions

Mr. Kenneth A. Hiltz served as Chief Financial Officer of Foster Wheeler Ltd. from April 7, 2003 until January 30, 2004 pursuant to an agreement between Foster Wheeler and AP Services, LLC, a subsidiary of AlixPartners to provide financial management and consulting services. Mr. Hiltz is also a principal with AlixPartners, LLC. Mr. Ryan J. Esko, an employee of AlixPartners, served as Treasurer of the Company from November 26, 2002 to January 30, 2004 pursuant to an agreement between Foster Wheeler and AP Services, LLC, a subsidiary of AlixPartners to also provide financial management services to the Company. The Company paid AlixPartners, LLC approximately $743 for Mr. Hiltz’s services and $1,017 for Mr. Esko’s services during 2003 based upon the agreement terms. An additional $8,613 was paid to AlixPartners for financial management and consulting services.

26.	Subsequent Events

The Company entered into an agreement in the first quarter of 2004 to sell a domestic corporate office building for estimated net cash proceeds of $17,000, which approximates carrying value. The Company recorded an impairment loss of $15,100 on this building in the third quarter of 2003 in anticipation of a sale. The loss was recorded in other deductions on the consolidated statement of operations and comprehensive loss. The carrying value of the building is included in land, buildings, and equipment on the consolidated balance sheet. The sale is expected to close in the second quarter of 2004. Under the terms of the Senior Credit Facility, 50% of the net proceeds of this transaction will be paid to the lenders.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amount)

26.	Subsequent Events — (Continued)

Included on the following pages are the financial statements for certain Foster Wheeler Ltd. indirectly wholly owned subsidiary companies. The Company is required to provide these financial statements under Regulation S-X Rule 3-16 of the Exchange Act, “Financial Statements of Affiliates Whose Securities Collateralize an Issue Registered or Being Registered.” The stock and/or debt of these subsidiaries collateralize the Company’s $200,000 Senior Notes at 6.75% as described in Note 9 of Foster Wheeler Ltd.’s consolidated financial statements appearing in this Item 8.

Back to Contents

FOSTER WHEELER LLC
Consolidated Financial Statements
For the three years ended December 26, 2003

Back to Contents

Report of Independent Auditors

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated statement of financial position and the related consolidated statements of operations and comprehensive loss, of cash flows and of changes in member’s deficit present fairly, in all material respects, the financial position of Foster Wheeler LLC and Subsidiaries (the “Company”), an indirect wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 26, 2003 and December 27, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, effective December 29, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

The accompanying consolidated financial statements have been prepared assuming the Company and the Parent will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 26, 2003 and has a shareholders’ deficit of $872,400,000 at December 26, 2003. The Parent has substantial debt obligations and during 2003 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations, assets sales and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. The stock and debt of the Company has been pledged as collateral to the holders of the $200,000,000 Senior Notes issued by the Company. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 10, 2004

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Year Ended
(in thousands of dollars)

	December 26, 2003	December 27, 2002	December 28, 2001

Revenues:
Operating revenues	$3,723,815	$3,519,177	$3,315,314
Other income (including interest:
2003 — $10,130; 2002 — $12,251; 2001 — $9,060)	77,493	55,360	77,160

Total revenues and other income	3,801,308	3,574,537	3,392,474
Costs and expenses:

Cost of operating revenues	3,441,342	3,426,910	3,164,025
Selling, general and administrative expenses	199,949	226,524	225,392
Other deductions	168,416	193,043	126,345
Minority interest	5,715	4,981	5,043
Interest expense	77,283	66,318	68,716
Dividends on preferred security of subsidiary trust	18,130	16,610	15,750

Total costs and expenses	3,910,835	3,934,386	3,605,271

Loss before income taxes	(109,527)	(359,849)	(212,797)
Provision for income taxes	47,426	14,657	123,454

Net loss prior to cumulative effect of a change in accounting principle	(156,953)	(374,506)	(336,251)
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	—	(150,500)	—

Net loss	(156,953)	(525,006)	(336,251)
Other comprehensive (loss)/income:
Cumulative effect of prior years (to December 29, 2000 of a change in accounting principle for derivative instruments designated as cash flow hedges	—	—	6,300
Change in gain on derivative instruments designated as cash flow hedges	—	(3,834)	(2,466)
Foreign currency translation adjustment	6,762	22,241	(10,191)
Minimum pension liability adjustment net of tax provision/(benefit): 2003 — $18,886; 2002 — $(73,400); 2001 — $0	58,677	(226,011)	(36,770)

Comprehensive loss	$(91,514)	$(732,610)	$(379,378)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in thousands of dollars)

	December 26, 2003	December 27, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$364,095	$344,305
Short-term investments	13,390	271
Accounts and notes receivable, net:
Trade	451,010	543,055
Other	105,889	85,547
Contracts in process	166,503	270,492
Inventories	6,790	9,332
Prepaid, deferred and refundable income taxes	37,160	41,155
Prepaid expenses	30,024	36,071

Total current assets	1,174,861	1,330,228

Land, buildings and equipment	622,729	769,680
Less accumulated depreciation	313,114	361,861

Net book value	309,615	407,819

Restricted cash	52,685	84,793
Notes and accounts receivable — long-term	6,776	21,944
Investment and advances	98,651	88,523
Goodwill, net	51,121	50,214
Other intangible assets, net	71,568	72,668
Prepaid pension cost and related benefit assets	7,240	26,567
Asbestos-related insurance recovery receivable	495,400	534,045
Other assets	182,151	156,279
Deferred income taxes	56,947	69,578

TOTAL ASSETS	$2,507,015	$2,842,658

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Current installments on long-term debt	$20,979	$31,562
Bank loans	121	14,474
Accounts payable	305,286	283,940
Accrued expense	381,370	326,881
Estimated costs to complete long-term contracts	552,754	645,763
Advance payment by customers	50,248	82,658
Income taxes	63,055	64,576

Total current liabilities	1,373,813	1,449,854

Corporate and other debt less current installment	333,729	341,702
Special-purpose project debt less current installments	119,281	181,613
Capital lease obligations	62,373	58,237
Deferred income taxes	9,092	8,333
Pension, postretirement and other employee benefits	295,133	437,820
Asbestos-related liability	526,200	519,790
Other long-term liabilities and minority interest	124,792	109,361
Subordinated Robbins exit funding obligations less current installment	111,589	111,674
Notes payable to affiliates	210,000	210,000
Mandatory redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures	175,000	175,000
Deferred accrued interest expense-mandatory redeemable interest securities	38,021	19,891
Commitments and contingencies	—	—

TOTAL LIABILITIES	3,379,023	3,623,275

Member’s Deficit:
Membership interests and contributed capital	242,613	242,490
Accumulated deficit	(810,622)	(653,669)
Accumulated other comprehensive loss	(303,999)	(369,438)

TOTAL MEMBER’S DEFICIT	(872,008)	(780,617)

TOTAL LIABILITIES AND MEMBER’S DEFICIT	$2,507,015	$2,842,658

See notes to consolidated financial statements

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S DEFICIT
(in thousands of dollars)

	December 26, 2003	December 27, 2002	December 28, 2001
Membership Interests
Balance at beginning of year	$1	$1	$1

Balance at end of year	1	1	1

Contributed Capital
Balance at beginning of year	242,489	242,161	241,545
Other	123	328	616

Balance at end of year	242,612	242,489	242,161

(Accumulated Deficit) / Retained Earnings
Balance at beginning of year	(653,669)	(128,663)	212,476
Net loss for the year	(156,953)	(525,006)	(336,251)
Cash dividends paid			(4,888)

Balance at end of year	(810,622)	(653,669)	(128,663)

Accumulated Other Comprehensive Loss
Balance at beginning of year	(369,438)	(161,834)	(118,707)
Cumulative effect on prior years (to December 29, 2000) of a change in accounting principle for derivative instruments designated as cash flow hedges	—	—	6,300
Change in net gain on derivative instruments designated as cash flow hedges	—	(3,834)	(2,466)
Change in accumulated translation adjustment during the year	6,762	22,241	(10,191)
Minimum pension liability (net of tax provision/(benefit):
2003 — $15,700; 2002 — $73,400; 2001 — $0)	58,677	(226,011)	(36,770)

Balance at end of year	(303,999)	(369,438)	(161,834)

Total Shareholders’ Deficit	$(872,008)	$(780,617)	$(48,335)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended
(in thousands of dollars)

	December 26, 2003	December 27, 2002	December 28, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(156,953)	$(525,006)	$(336,251)
Adjustments to reconcile net loss to cash flows from
operating activities:
Cumulative effect of a change in accounting principle	—	150,500	—
Provision for impairment loss	15,100	18,700	—
Provision for restructuring	—	—	41,570
Depreciation and amortization	35,574	44,425	55,750
Deferred tax	19,774	(28,355)	137,801
(Gain)/provision for loss on sale of cogeneration plants	(4,300)	54,500	40,300
Provision for asbestos claims	68,081	26,200	—
Claims (recoveries)/write downs and related contract provisions	(1,500)	136,200	37,000
Contract reserves and receivable provisions	32,300	80,500	123,600
Dividends on Preferred Trust securities	18,130	16,610	3,484
Gain on sale of land, building and equipment	(17,970)	(1,269)	(10,174)
Earnings on equity interests, net of dividends	(9,145)	(4,262)	(4,658)
Other equity earnings, net of dividends	(3,312)	(1,850)	(1,544)
Other noncash items	(2,884)	(14,827)	(2,787)
Changes in assets and liabilities:
Receivables	77,959	192,588	(96,775)
Contracts in process and inventories	47,353	53,361	(88,044)
Accounts payable and accrued expenses	11,265	(153,565)	35,338
Estimated costs to complete long-term contracts	(142,914)	62,870	(25,026)
Advance payments by customers	(38,287)	18,206	5,399
Income taxes	2,499	15,535	(14,206)
Other assets and liabilities	(12,868)	19,304	10,542

Net cash (used)/provided by operating activities	(62,098)	160,365	(88,681)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	38,414	(84,793)	—
Capital expenditures	(12,870)	(53,395)	(33,998)
Proceeds from sale of assets	87,159	6,282	59,672
Decrease in investments and advances	—	9,107	16,008
(Increase)/decrease in short-term investments	(6,808)	93	1,530

Net cash provided/(used) by investing activities	105,895	(122,706)	43,212

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to common shareholders	—	—	(4,888)
Partnership distribution	(2,879)	(2,061)	(1,367)
Repurchase of common stock	—	—	(37)
Proceeds from convertible subordinated notes	—	—	202,912
Proceeds from the exercise of stock options	—	—	627
Decrease in short-term debt	(14,826)	(7,792)	(82,032)
Proceeds from long-term debt	—	70,546	185,042
Proceeds from lease financing obligation	—	44,900	—
Repayment of long-term debt	(34,100)	(45,591)	(214,724)

Net cash (used)/provided by financing activities	(51,805)	60,002	85,533

Effect of exchange rate changes on cash and cash equivalents	27,798	22,624	(7,937)

INCREASE IN CASH AND CASH EQUIVALENTS	19,790	120,285	32,127
Cash and cash equivalents at beginning of year	344,305	224,020	191,893

CASH AND CASH EQUIVALENTS AT END OF YEAR	$364,095	$344,305	$224,020

Cash paid during the year for:
Interest (net of amount capitalized)	$63,194	$60,973	$74,201

Income taxes	$17,588	$13,508	$15,543

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
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

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as the Company maintaining credit facilities and bonding capacity adequate to conduct its business. The Company has incurred significant losses in each of the years in the three-year period ended December 26, 2003, and has a member’s deficit of $872,008. The Company has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. As described in more detail below, the Company received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the credit facilities were amended to provide covenant relief of up to $180,000 of gross pretax charges recorded in the third quarter of 2002 and also to provide that up to an additional $63,000 in pretax charges related to specific contingencies could be excluded from the covenant calculation through December 2003, if incurred. In March 2003, the Senior Credit Facility was again amended to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants and the minimum earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) and senior debt ratio. The credit facilities were also amended in July 2003 to provide waivers of the applicable sections of the Senior Credit Facility to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. There is no assurance that the Company will be able to comply with the terms of the Senior Credit Facility, as amended, and other debt agreements during 2004. Management’s current forecast indicates that the Company will be in compliance with the financial covenants contained in the Senior Credit Facility throughout 2004. However, there can be no assurance that the actual financial results will match the forecasts or that the Company will not violate the covenants.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2.	Going Concern — (Continued)

The Company’s U.S. operations, which include the corporate center, are cash flow negative and are expected to continue to generate negative cash flow due to a number of factors including the litigation and settlement of asbestos related claims, costs related to the Company’s indebtedness, obligations to fund U.S. pension plans, and other expenses related to corporate overhead.

Management closely monitors liquidity and updates its U.S. cash flow forecasts weekly. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, and working capital needs. The Company’s current cash flow forecasts indicate that sufficient cash will be available to fund the Company’s U.S. and foreign working capital needs throughout 2004.

As of December 26, 2003, the Company had aggregate indebtedness of approximately $1,000,000. The corporate debt must be funded primarily from distributions from foreign subsidiaries. As of December 26, 2003, the Company had cash and cash equivalents on hand, short-term investments, and restricted cash totaling $430,200 compared to $429,400 as of December 27, 2002. Of the $430,200 total at December 26, 2003, approximately $366,700 was held by foreign subsidiaries. The Company is sometimes required to cash collateralize bonding or certain bank facilities. The amount of restricted cash at December 26, 2003 was $52,700, of which $48,000 relates to the non-U.S. operations.

The Company requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs. The Company’s current 2004 forecast assumes cash repatriations from its non-U.S. subsidiaries from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends of approximately $61,000. In 2003, the Company repatriated approximately $100,000 from its non-U.S. subsidiaries.

There can be no assurance that the forecasted foreign cash transfers will occur as there are significant legal and contractual restrictions on the Company’s ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of the Company’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory minimum capitalization requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law which could result in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, the Company may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries or future earnings of those subsidiaries in sufficient amounts to fund its U.S. working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit Foster Wheeler Ltd.’s and the Company’s ability to continue as a going concern.

As part of its debt restructuring plan, Foster Wheeler Ltd. and certain of its subsidiaries filed an amended registration statement with the Securities and Exchange Commission (“SEC”) on December 22, 2003 and as further amended on January 13, 2004, relating to an offer for all of the existing $175,000 Preferred Trust Securities, $210,000 Convertible Notes, $113,300 Robbins bonds, and $200,000 2005 Senior Notes (the “Senior Notes”) due 2005.

On February 5, 2004, Foster Wheeler Ltd. announced, in support of its restructuring activities, a number of institutional investors have committed to provide $120,000 of new financing to the Company to replace the current term loan and the revolving credit facility portions of its Senior Credit Facility. This commitment is contingent upon the completion of the proposed exchange offer. Additionally, the Company has discontinued its previously announced plans to divest one of its European operating units.

The total amount of debt and preferred trust securities subject to the exchange offer is approximately $700,000. Interest expense incurred on this debt in 2003 totaled approximately $55,000. Foster Wheeler Ltd. is offering a mix of equity as well as debt with longer maturities in exchange for these securities. Foster Wheeler Ltd. anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer; however, there can be no assurance that Foster Wheeler Ltd. will complete the exchange offer on acceptable terms, or at all.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2.	Going Concern — (Continued)

Failure by the Company to achieve its cash flow forecast or to complete the components of the restructuring plan on acceptable terms would have a material adverse effect on the Company’s financial condition. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In August 2002, the Company finalized a Senior Credit Facility with its lender group. This facility included a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility which expires on April 30, 2005. The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries. The Senior Credit Facility has no required repayments prior to maturity on April 30, 2005. The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retained the first $77,000 of such amounts and also retains a 50% share of the balance. With the Company’s sale of the Foster Wheeler Environmental Corporation net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, principal prepayments of $11,800 were made on the term loan during 2003.

The financial covenants in the agreement commenced at the end of the first quarter 2003 and include a senior leverage ratio and a minimum EBITDA defined in the agreement, as amended. Compliance with these covenants is measured quarterly. The EBITDA covenant compares the actual average rolling four quarter EBITDA, as adjusted in the Senior Credit Facility, to minimum EBITDA targets. The senior leverage covenant compares actual average rolling EBITDA, as adjusted in the Senior Credit Facility, to total senior debt. The resultant multiple of debt to EBITDA must be less than maximum amounts specified in the Senior Credit Facility. Management’s current forecast indicates that Company will be in compliance with these covenants throughout 2004.

Amendment No. 1 to the Senior Credit Facility, obtained on November  8, 2002, provides covenant relief of up to $180,000 of gross pretax charges recorded by the Company in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. As of December 26, 2003, $31,000 of the contingency risks were favorably resolved, and additional project reserves were established for $32,000 leaving a contingency balance of $0.

Amendment No. 2 to the Senior Credit Facility, entered into on March  24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, the Company made a prepayment of principal in the aggregate amount of $10,000 in March 2003.

Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. In connection with this amendment to the Senior Credit Facility, the Company agreed to pay on March 31, 2004 a fee equal to 5% of the lenders’ credit exposure on March 31, 2004 if the Company has not made a prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. The Company expects the gross amount of this fee, if required, will be approximately $14,000, which has been accrued and included in the Company’s liquidity forecast for 2004.

Holders of the Company’s Senior Notes due November 15, 2005 have a security interest in the stock and debt of certain of the Company’s subsidiaries and on facilities owned by the Company or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the revolving portion of the Senior Credit Facility. As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $164,900 as of December 26, 2003) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

The Company finalized a sale/leaseback arrangement in the third quarter of 2002 for an office building at its corporate headquarters. This capital lease arrangement leases the facility to the Company, for an initial non-cancelable period of 20 years. The proceeds from the sale/leaseback were sufficient to repay the balance outstanding under a previous operating lease arrangement of $33,000 for a second corporate office building. The long-term capital lease obligation is included in capital lease obligations in the accompanying consolidated statement of financial position.

In the third quarter of 2002, the Company entered into a receivables financing facility that matures on August 15, 2005 and is secured by a portion of certain of the Company’s domestic trade receivables. The facility operates through the use of a wholly owned, special-purpose subsidiary, Foster Wheeler Funding II LLC (“FW Funding”) as described below. FW Funding is included in the consolidated financial statements of the Company.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2.	Going Concern — (Continued)

FW Funding is a party to a Purchase, Sale and Contribution Agreement (“PSCA”) with six of the Company’s wholly owned domestic subsidiaries. Pursuant to PSCA, FW Funding is obligated to purchase eligible trade receivables, as defined in the PSCA, from these companies and these companies are obligated to contribute as capital their ineligible trade accounts receivable as defined in the PSCA. FW Funding simultaneously entered into a Loan and Security Agreement with Foothill Capital Corporation and Ableco Finance Corporation LLC. Under this agreement, FW Funding has the ability to borrow up to a maximum of $40,000 using eligible trade accounts receivable as collateral. FW Funding pays 10% interest on all outstanding borrowings. In addition, FW Funding pays a monthly unused line fee equal to 0.5% per annum of the maximum available amount less the average daily amount of borrowings during the preceding month. The facility is subject to covenant compliance. The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding.

No borrowings were outstanding under this facility as of December 26, 2003 or December 27, 2002. As of December 26, 2003, FW Funding held $94,200 of trade accounts receivable, net of allowances, which are included in the consolidated statement of financial position.

On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provides for up to $45,000 of additional revolving loans available to provide working capital which may be required by these subsidiaries as they seek to grow the business by pursuing a larger volume of lump sum EPC contracts. The facility is secured by substantially all of the assets of these subsidiaries. The facility is subject to covenant compliance. Such covenants include a minimum EBITDA level and a loan to EBITDA ratio. As of March 10, 2004, the facility remains undrawn.

The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management’s forecast indicates that the Company will be in compliance with the debt covenants throughout 2004. However, there can be no assurance that the actual financial results will match the forecasts or that the Company will not violate the covenants. If the Company violates a covenant under the Senior Credit Facility, the sale/leaseback arrangement, or receivables financing arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a default under the following agreements: the Senior Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the Subordinated Robbins Facility exit funding obligations, and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well. The total amount of the Company debt that could be accelerated, including the amount outstanding under the Senior Credit Facility, is $919,300 as of December 26, 2003. The Company would not be able to repay amounts borrowed if the payment dates were accelerated. The debt covenants and the potential payment acceleration requirements raise substantial doubts about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On March 18, 2003, Foster Wheeler Ltd. received a formal notice from the New York Stock Exchange (“NYSE”) indicating that Foster Wheeler Ltd. was below the continued listing criteria of a total market capitalization of not less than $50,000 over a 30-day trading period and shareholders’ equity of not less than $50,000. Following discussions with Foster Wheeler Ltd. in May 2003, the NYSE permitted Foster Wheeler Ltd.’s securities to continue to be listed subject to its return to compliance with the continued listing standard within 18 months of receipt of the notice and further subject to quarterly review by the NYSE. At that time, Foster Wheeler Ltd.’s ticker symbol was designated with the suffix “bc” indicating that it was below compliance with the NYSE listing standards. Following its most recent review, the NYSE determined to de-list Foster Wheeler Ltd. as of November 14, 2003 based on its inability to meet the NYSE’s minimum shareholders’ equity requirement of positive $50,000. Foster Wheeler Ltd.’s common stock now trades on the Pink Sheets and its common stock and 9.00% FW Preferred Capital Trust I securities are quoted and traded on the Over-the-Counter Bulletin Board (“OTCBB”).

Under Bermuda law, the consent of the Bermuda Monetary Authority (“BMA”) is required prior to the transfer by non-residents of Bermuda of a Bermuda company’s shares. Since becoming a Bermuda company, Foster Wheeler Ltd. has relied on an exemption from this rule provided to NYSE-listed companies. Due to Foster Wheeler Ltd. being de-listed, this exemption is no longer available. To address this issue, Foster Wheeler Ltd. obtained the consent of the BMA to transfers between non-residents for so long as its shares continue to be quoted in the Pink Sheets or on the OTCBB. Foster Wheeler Ltd. believes that this consent will continue to be available.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3.	Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of Foster Wheeler LLC and all significant domestic and foreign subsidiary companies. All significant intercompany transactions and balances have been eliminated.

The Company’s fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations. For domestic operations, the years 2003, 2002 and 2001 included 52 weeks.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, asbestos litigation and expected recoveries and contingencies, among others. At December 26, 2003, December 27, 2002 and December 28, 2001, the Company had claims of $0, $9,000 and $135,000, respectively. The decrease in recorded claims in 2002 resulted from the collection of $11,000 and a provision recorded for the balance. In 2002, the Company revised its estimates of claim revenues to reflect recent adverse recovery experience, management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company.

Revenue Recognition on Long-term Contracts — Revenues and profits in long-term fixed-price contracts are recorded under the percentage-of-completion method. Progress towards completion is measured using physical completion of individual task for all contracts with a value of $5,000 or greater. Progress toward completion of fixed-priced contracts with a value under $5,000 is measured using the cost-to-cost method.

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

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3.	Summary of Significant Accounting Policies — (Continued)

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of approximately $305,300 are maintained by foreign subsidiaries as of December 26, 2003. These subsidiaries require a substantial portion of these funds to support their liquidity and working capital needs, as well as required minimum capitalization and contractual restrictions. Accordingly, these funds may not be readily available for repatriation to U.S. entities.

Restricted Cash — Restricted cash at December 26, 2003 consists of approximately $4,000 held primarily by special purpose entities and restricted for debt service payments, approximately $44,900 that was required to collateralize letters of credit and bank guarantees, and approximately $3,800 of client escrow funds. Domestic restricted cash totals approximately $4,700 which relates to funds held primarily by special purpose entities and restricted for debt service payments and client escrow funds. Foreign restricted cash totals approximately $48,000 and is comprised of cash collateralized letters of credit and bank guarantees and client escrow funds.

Restricted Net Assets — One of the Company’s subsidiaries has entered into a bonding arrangement with a bank, which contains covenants limiting its ability to make distributions to the Company. The covenants include a restriction on the distribution of dividends to 75% of statutory earnings and the requirement to maintain an equity ratio (calculated as equity divided by the sum of the equity and total liabilities) of at least 30%. In addition, the subsidiary is not permitted to make intercompany loans to the Company. As a result, the net assets of the subsidiary can only be distributed annually through dividends after the subsidiary’s statutory financial statements have been issued. As of December 26, 2003 and December 27, 2002, $37,148 and $30,638, respectively, of the subsidiary’s retained earnings are considered restricted.

Short-term Investments — Short-term investments consist primarily of bonds of foreign governments and are classified as available for sale under FASB Statement No.  115 “Accounting for Certain Investments in Debt and Equity Securities.” Realized gains and losses from sales are based on the specific-identification method. For the years ended 2003, 2002 and 2001, unrealized gains and losses were immaterial.

	2003	2002	2001

Proceeds from sales of short-term investments	$—	$—	$2,000
Gain/(loss)	$—	$—	$—

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

Other Accounts and Notes Receivable — Non-trade accounts and notes receivable consist primarily of:

	2003	2002

Insurance claims receivable	$60,000	$35,000
Foreign refundable value-added tax	$13,600	6,800

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

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3.	Summary of Significant Accounting Policies — (Continued)

The Company recorded an impairment loss of $15,100 on a corporate office building in the third quarter of 2003 in anticipation of a sale, in accordance with SFAS No. 144. The loss was recorded in other deductions on the consolidated statement of operations and comprehensive loss. The carrying value of the building is included in land, buildings, and equipment on the consolidated balance sheet.

In 2002, the Company recorded losses of $35,500 in anticipation of a sale of its Hudson Falls waste-to-energy facility. This facility was sold in October, 2003. A loss of $19,000 was also recorded in 2002 on the Charleston waste-to-energy facility. This facility was sold in October 2002. These losses were recorded in other deductions on the consolidated statement of operations and comprehensive loss.

During the third quarter of 2002, management of the Energy Group approved a plan to convert the use of its domestic manufacturing facility to focus on the after-market service business and wind down the facility’s fabrication of new power generation equipment due to cost competitive considerations. The plan was subject to discussions with the local labor unions. In accordance with SFAS No. 144, the facility was tested for impairment using estimated future cash flows based on the revised use of the facility. The review indicated impairment in the facility’s carrying value of $13,400. The Company recorded the impairment loss in the third quarter of 2002 and the impairment is reflected in the cost of operating revenues as depreciation in the accompanying consolidated statement of operations and comprehensive income/(loss). During the fourth quarter of 2002, the Company decided to take the necessary steps to mothball the facility. Additional charges of $5,300 were recorded in December 2002.

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

Provision is made for Federal income taxes which may be payable on foreign subsidiary earnings to the extent that the Company anticipates they will be remitted. Unremitted earnings of foreign subsidiaries which have been, or are intended to be, permanently reinvested (and for which no Federal income tax has been provided) aggregated $177,500 as of December 26, 2003. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3.	Summary of Significant Accounting Policies — (Continued)

Foreign Currency— Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and income and expenses and cash flows at monthly weighted-average rates.

	2003	2002	2001

Cumulative translation adjustment at beginning of year	$(85,157)	$(107,398)	$(97,207)
Current year foreign currency adjustment	6,762	22,241	(10,191)

Cumulative translation adjustment at end of year	$(78,395)	$(85,157)	$(107,398)

	2003	2002	2001

Foreign currency transaction gains	$1,700	$2,900	$3,400
Foreign currency transaction gains, net of tax	1,100	1,900	2,200

The Company enters into foreign exchange contracts in its management of foreign currency exposures related to commercial contracts. Changes in the fair value of derivative contracts that qualify as designated cash flow hedges are deferred until the hedged forecasted transaction affects earnings. Amounts receivable (gains) or payable (losses) under foreign exchange hedges are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At December 26, 2003 and December 27, 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded approximately a $3,400 after tax loss in 2003 and a $5,500 after tax gain in 2002.

Inventories— Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method.

Intangible Assets— Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (goodwill), trademarks and patents. Patents and trademarks are being amortized on a straight-line basis over periods of 12 to 40 years.

Effective December 29, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which supersedes APB Opinion No. 17, “Intangible Assets.” The statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company tests for impairment at the reporting unit level as defined in SFAS No. 142. Goodwill was allocated to the reporting units based on the original purchase price allocation. This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. Impairment losses have been measured as of December 29, 2001 and recognized as the cumulative effect of a change in accounting principle in 2002. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS No.  144.

As of December 26, 2003 and December 27, 2002, the Company had unamortized goodwill of $51,121 and $50,214, respectively. The increase in goodwill of $907 resulted from foreign currency exchange gains. All of the goodwill at December 26, 2003, and all but $27 of the goodwill at December 27, 2002 related to the Energy Group. As of December 28, 2001, the Company had unamortized goodwill of $200,152. The reduction in goodwill in 2002 is due to the $150,500 impairment losses discussed below, offset by foreign currency translation adjustments of $562. In accordance with SFAS No. 142, the Company is no longer amortizing goodwill and in 2003, the fair value of the reporting units exceeded the carrying amounts. The Company recognized $150,500 of impairment losses in 2002 related to the goodwill as a cumulative effect of a change in accounting principle. Of this total, $24,800 was associated with the Camden waste-to-energy facility and $77,000 was associated with the North American Power unit included in the operations of the Energy Group. The fair value of the facility and the operating unit were estimated using the expected present value of future cash flows. The remaining $48,700 relates to Foster Wheeler Environmental Corporation in the E & C Group. An impairment of the goodwill on this subsidiary was initially determined based upon indications of its market value from potential buyers. Based upon the market value, it was determined under step one that a potential impairment existed. The Company then completed step two and determined that a full write down of the goodwill was required. All of the other reporting units were also subjected to the first step of the goodwill impairment test.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3.	Summary of Significant Accounting Policies — (Continued)

As of December 26, 2003 and December 27, 2002, the Company had unamortized identifiable intangible assets of $71,568 and $72,668, respectively. The following table details amounts relating to those assets.

	As of December 26, 2003		As of December 27, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$36,703	$(13,802)	$35,695	$(11,973)
Trademarks	61,943	(13,276)	60,378	(11,432)

Total	$98,646	$(27,078)	$96,073	$(23,405)

Amortization expense related to patents and trademarks for 2003, 2002, and 2001 was $3,675, $3,535, and $3,165, respectively. Amortization expense is expected to approximate $3,500 each year in the next five years.

The following table presents the current and prior years reported amounts adjusted to eliminate the effect of goodwill amortization in accordance with SFAS No. 142.

	December 26, 2003	December 27, 2002	December 28, 2001

Reported net loss	$(156,953)	$(525,006)	$(336,251)
Add back: goodwill amortization	—	—	5,369

Adjusted net loss	$(156,953)	$(525,006)	$(330,882)

Stock Option Plans — Foster Wheeler Ltd. has two fixed option plans which reserve shares of common stock for issuance to executives, key employees, and directors. Employees of the Company participate in these plans. Foster Wheeler Ltd. and the Company have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No.  123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” Accordingly, no compensation cost has been recognized by the Company for the stock option plans. Had compensation cost for Foster Wheeler Ltd.’s stock option plans been determined based on the fair value at the grant date for awards in 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

	2003	2002	2001

Net loss — as reported	$(156,953)	$(525,006)	$(336,251)
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for awards net of taxes of $5 in 2003, $390 in 2002 and
$154 in 2001.	93	3,602	5,868

Net loss — pro forma	$(157,046)	$(528,608)	$(342,119)

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3.	Summary of Significant Accounting Policies — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001

Dividend yield	0.00%	0.00%	1.36%
Expected volatility	88.23%	83.62%	79.20%
Risk free interest rate	3.22%	2.90%	4.23%
Expected life (years)	5.0	5.0	5.0

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

Foster Wheeler Ltd. also granted 1,300,000 inducement options in 2001 to its chief executive officer in connection with an employment agreement and a further 1,000,000 options in 2002 based upon an amendment to his employment agreement. The 2001 options vest 20% each year over the term of the agreement, while the 2002 options vest one-forty-eighth (1/48) on the date of grant and 1/48 on the first day of each successive month thereafter. Foster Wheeler Ltd granted 255,000 inducement options to its president and chief executive officer of Foster Wheeler North America Corp. (a wholly owned subsidiary formerly known as “Foster Wheeler Power Group, Inc.”) in connection with his employment agreement in 2002 and granted a further 100,000 inducement option to him in 2003. The 2002 options vest ratably over five years, while the 2003 options vest ratably over four years. The price of the options granted pursuant to these agreements was fair market value on the date of the grant. The options granted under these agreements expire 10 years from the date granted.

In 2002, Foster Wheeler Ltd. granted 250,000 options to one of its consultants. The price of the options granted was fair market value on the date of the grant. The options fully vested on March 31, 2003 and expire ten years from the date of grant. In accordance with SFAS No. 123, the Company recognized $123 and $328 of expense related to these options in 2003 and 2002, respectively. As these options are not part of Foster Wheeler Ltd.’s employee stock option plans, they are not included in the information presented on the following page.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3.	Summary of Significant Accounting Policies — (Continued)

Information regarding these option plans for the years 2003, 2002, and 2001 is as follows (presented in actual number of shares):

	2003		2002		2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price		Weighted Average Exercise Price

Options outstanding, beginning of year	8,201,099	$9.76	4,724,621	$16.25	2,924,621	$23.36
Options exercised	—		—	—	(66,000)	9.51
Options granted	117,145	1.20	3,600,361	1.64	1,909,250	5.21
Options cancelled or expired	(450,589)	6.80	(123,883)	21.66	(43,250)	19.84

Options outstanding, end of year	7,867,655	$9.80	8,201,099	$9.76	4,724,621	$16.25

Option price range at end of year	$1.17	to	$1.46	to	$4.985	to
	$44.0625		$44.0625		$44.0625
Option price range for exercised shares	—		—		$9.00	to
					$15.0625
Options available for grant at end of year	506,846		445,069		430,180

Weighted-average fair value of options
granted during the year	$0.84		$1.11		$3.15
Options exercisable at end of year	4,588,894		3,338,752		2,414,547
Weighted-average price of exercisable
options at end of year	$14.80		$19.93		$26.09

The following table summarizes information about fixed-price stock options outstanding as of December 26, 2003:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/26/03	Weighted- Averaged Remaining Contractual Life	Weighted- Averaged Exercise Price	Number Exercisable at 12/26/03	Weighted- Averaged Exercise Price

$32.9375 to $40.0625	140,834	1 year	$35.47	140,834	$35.47
29.75 to 30.00	347,167	2 years	29.88	347,167	29.88
42.1875 to 44.0625	231,584	3 years	42.33	231,584	42.33
36.9375	341,500	4 years	36.94	341,500	36.94
27.63	382,000	5 years	27.63	382,000	27.63
13.50 to 15.0625	608,000	6 years	14.12	608,000	14.12
6.34375 to 10.00	574,486	7 years	8.72	448,486	8.36
4.985 to 5.6875	1,875,500	8 years	5.20	1,040,167	5.34
1.46 to 1.64	3,249,439	9 years	1.62	1,049,156	1.62
1.17 to 1.205	117,145	10 years	1.20	—	—

$1.17 to $44.0625	7,867,655			4,588,894

Recent Accounting Developments — In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
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

The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of annual periods ending after December 15, 2002. The Company in its 2002 Form 10-K implemented the disclosure requirements of this interpretation. The Company implemented the recognition and measurement provisions of the interpretation in the first quarter of 2003.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation requires consolidation by business enterprises of variable interest entities which have one or both of the following characteristics:

•	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; and

•	The equity investors lack one or more of the following essential characteristics of a controlling financial interest: a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights; b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; and c) the right to receive expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected loss.

FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, the effective date of FIN 46 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 was deferred until the end of the first interim or annual period ending after March 15, 2004.

Based on the Company’s preliminary assessment of the impact of this interpretation, management does not believe any of the Company’s currently unconsolidated variable interest entities are required to be included in its consolidated financial statements. Management does, however, believe that a subsidiary trust which issued mandatory redeemable preferred securities will need to be de-consolidated in 2004 under this interpretation. This will have no impact on the Company’s consolidated debt as the intercompany debt to the subsidiary trust will become third party debt upon de-consolidation.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3.	Summary of Significant Accounting Policies — (Continued)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made: (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133; (2) in connection with the other FASB projects dealing with financial instruments; and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not impact the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability, many of which had been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This statement does not impact the financial instruments issued by the Company prior to May 31, 2003 and there have been no issuances of financial instruments by the Company since that date.

In December 2003, the FASB issued SFAS No. 132R “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132R requires the following disclosures: (1) the dates on which plan’s assets and obligations are measured, (2) reporting entities must segregate data on the market values of plan assets into broad asset categories, (3) a narrative description of the investment policy of plan assets, (4) a narrative description for the basis for the development of the expected long-term rate of return of plan assets, (5) expected contributions to be made to the plan on a cash basis over the next fiscal year and (6) expected benefit payments for each of the next ten fiscal years. These changes are effective for fiscal years ending after December 15, 2003, with the exception of (1) expected benefit payments and (2) foreign plans which are delayed until fiscal years ending after June 15, 2004. SFAS No. 132R requires disclosure of two items in quarterly interim reports. These requirements are the net benefit cost and contribution made during the fiscal year. The Company adopted the disclosure requirements of this standard, including the foreign plans.

On January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” The FSP permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”). Without the FSP, plan sponsors would be required under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date President Bush signed the Act into law. If deferral is elected, the deferral must remain in effect until the earlier of (a) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Act or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004. In accordance with the FSP, the Company has not reflected the impact of the Act on any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the consolidated financial statements or accompanying notes. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported information. The Company is currently assessing the impact of the Act and whether its postretirement plan should be amended in consideration of the new legislation.

4.	Research and Development

For the years 2003, 2002, and 2001, approximately $6,200, $10,300 and $12,300, respectively, were spent on Company-sponsored research activities. During the same periods, approximately $10,200, $18,100, and $39,200, respectively, were spent on customer-sponsored research activities.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

5.	Accounts and Notes Receivable

The following table shows the components of trade accounts and notes receivable:

	December 26, 2003	December 27, 2002

From long-term contracts:
Amounts billed due within one year	$332,135	$410,214

Retention:
Billed:
Estimated to be due in:
2003	—	58,042
2004	30,502	25,481
2005	21,338	4,978
2006	656	—

Total billed	52,496	88,501

Unbilled:
Estimated to be due in:
2003	—	97,997
2004	79,937	4
2005	669	—
2006	—	—
2007	2,699	—

Total unbilled	83,305	98,001

Total retentions	135,801	186,502

Total receivables from long-term contracts	467,936	596,716
Other trade accounts and notes receivable	20,480	19,387

	488,416	616,103
Less allowance for doubtful accounts	37,406	73,048

Accounts receivable, net	$451,010	$543,055

In the third quarter of 2002, the Company entered into a receivables securitization facility that matures on August 15, 2005 and is secured by a portion of the Company’s domestic trade receivables. The facility operates through the use of a wholly owned, special purpose subsidiary, Foster Wheeler Funding II LLC (“FW Funding”) as described below. FW Funding is included in the consolidated financial statements of the Company.

FW Funding entered a Purchase, Sale and Contribution Agreement (“PSCA”) with six of the Company’s wholly owned domestic subsidiaries. Pursuant to the PSCA, FW Funding is obligated to purchase eligible trade receivables, as defined in the PSCA, from these companies and these companies are obligated to contribute as capital their ineligible trade accounts receivable as defined in the PSCA. FW Funding also entered into a Loan and Security Agreement with Foothill Capital Corporation and Ableco Finance Corporation LLC. Under this agreement, FW Funding has the ability to borrow up to a maximum of $40,000 using eligible trade accounts receivable as security. FW Funding pays 10% interest on all outstanding borrowings. In addition, FW Funding pays a monthly unused line fee equal to 0.5% per annum of the maximum available amount less the average daily amount of borrowings during the preceding month. The facility is subject to covenant compliance. The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

5.	Accounts and Notes Receivable — (Continued)

No amounts were outstanding under this facility as of December 26, 2003 or December 27, 2002. FW Funding may increase or decrease, at its discretion, its use of the facility on a weekly basis subject to the availability of sufficient eligible trade accounts receivable and the facility’s maximum amount of $40,000. As of December 26, 2003, FW Funding held $94,200 of trade accounts receivable, net of allowances, which are included in the consolidated statement of financial position and had approximately $11,900 of availability under the facility.

6.	Contracts in Process and Inventories

The following table shows the elements included in contracts in process as related to long-term contracts:

	2003	2002

Contracts in Process
Costs plus accrued profits less earned revenues on contracts currently in process	$238,645	$336,074
Less progress payments	72,142	65,582

Net	$166,503	$270,492

Costs of inventories are shown below:

	2003	2002

Inventories
Materials and supplies	$5,098	$9,102
Finished goods	1,692	230

Total	$6,790	$9,332

7.	Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	2003	2002

Land and land improvements	$24,057	$23,806
Buildings	142,608	151,462
Equipment	450,941	590,295
Construction in progress	5,123	4,117

Total	$622,729	$769,680

Depreciation expense for the years 2003, 2002, and 2001 was $31,214, $54,492, and $44,348, respectively.

8.	Pensions and Other Postretirement Benefits

Pension Benefits — Domestic and certain foreign subsidiaries of the Company have several pension plans covering substantially all full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation; the domestic plans are noncontributory. Effective January 1, 1999, a cash balance program was established for the domestic plan. The pension benefit under the previous formulas remain the same for current employees if so elected, however, new employees are offered only the cash balance program. The cash balance plan resembles a savings account. Amounts are credited based on age and a percentage of earnings. At termination or retirement, the employee receives the balance in the account in a lump-sum. Under the cash balance program, future increases in employee earnings will not apply to prior service costs. It is the Company’s policy to fund the plans on a current basis to the extent deductible under existing Federal tax regulations. Such contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future. The Company also has a non-qualified, unfunded supplemental executive retirement plan (“SERP”) which covers certain employees. The Company froze the SERP and, in April 2003, issued letters of credit totaling $2,250 to certain employees to support its obligations under the SERP. In the third quarter of 2003, cash payments of approximately $500 were made to select SERP participants.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
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

The principal changes consist of the following: the domestic pension plan was frozen as of May 31, 2003, which means participants will not be able to increase the amount earned under the terms of the plan; the postretirement medical plan was frozen and will be available on a subsidized premium basis only to currently active employees who reached the age of 40 on May 31, 2003; and the 401(k) plan was enhanced to increase the level of employer matching contribution. The net effect of these changes is expected to positively impact the financial condition of the Company through reduced costs and reduced cash outflow in future years.

Through the year ended December 26, 2003, the Company recognized a cumulative minimum liability in its financial statements for both domestic and foreign underfunded plans in the amount of $311,746 resulting in a cumulative pretax charge to Other Comprehensive Loss. This represents a reduction in the minimum liability of $58,903 from the prior year, including the impact of foreign currency translation. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

Domestic subsidiaries of the Company have a 401(k) plan for salaried employees. For the year 2003, the Company contributed a 100% match of the first 3% and a 50% match of the next 3% of base pay of employee contributions, subject to the annual IRS limit, which amounted to a cost of $4,066. For the years 2002 and 2001, the Company contributed a 50% match of the first 6% of base pay of employee contributions, subject to the annual IRS limit which amounted to a cost of $5,507and $5,008, respectively.

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

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

8.	Pensions and Other Postretirement Benefits — (Continued)

The following chart contains the disclosures for pension and other benefits for the years 2003, 2002 and 2001.

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Projected Benefit Obligation (PBO)
PBO at beginning of period	$820,173	$641,100	$133,392	$118,959
Service cost	20,776	29,044	741	2,785
Interest cost	46,861	40,874	9,205	8,255
Plan participants contributions	7,147	5,690	—	—
Plan amendments	1,961	3,091	(55,201)	(8,510)
Actuarial loss	31,508	106,005	21,277	23,035
Benefits paid	(48,818)	(37,120)	(11,910)	(8,733)
Curtailments	(35,719)	—	(2,598)	—
Special termination benefits/other	(3,683)	(8,514)	—	(2,399)
Foreign currency exchange rate changes	54,691	40,003	—	—

PBO at end of period	$894,897	$820,173	$94,906	$133,392

Plan Assets
Fair value of plan assets beginning of period	$487,304	$521,195	$—	$—
Actual return on plan assets	90,179	(62,743)	—	—
Employer contributions	44,988	41,917	11,910	8,733
Plan participants contributions	7,147	5,690	—	—
Benefits paid	(48,818)	(37,120)	(11,910)	(8,733)
Other	2,136	(9,819)	—	—
Foreign currency exchange rate changes	39,766	28,184	—	—

Fair value of plan assets at end of period	$622,702	$487,304	$—	$—

Funded Status
Funded status	$(272,195)	$(332,869)	$(94,906)	$(133,392)
Unrecognized net actuarial loss/(gain)	377,046	436,100	47,614	(14,846)
Unrecognized prior service cost	9,732	12,507	(62,453)	31,308
Adjustment for the minimum liability	(311,746)	(370,649)	—	—

Accrued benefit cost	$(197,163)	$(254,911)	$(109,745)	$(116,930)

	Pension Benefits			Other Benefits

	2003	2002	2001	2003	2002	2001

Net Periodic Benefit Cost
Service cost	$20,776	$29,044	$27,248	$741	$2,785	$996
Interest cost	46,861	40,874	37,856	9,205	8,255	7,227
Expected return on plan assets	(38,836)	(42,700)	(51,819)	—	—	—
Amortization of transition asset	71	63	56	—	—	—
Amortization of prior service cost	1,643	1,810	1,692	(1,485)	(2,853)	(2,206)
Other	32,106	15,453	5,020	(3,340)	(5,013)	4,396

SFAS No.87 net periodic pension cost	62,621	44,544	20,053	5,121	3,174	10,413
SFAS No.88 cost*	1,108	1,908	1,900	—	—	—

Total net periodic pension cost	$63,729	$46,452	$21,953	$5,121	$3,174	$10,413

Weighted-Average Assumptions-Net
Periodic Benefit Cost
Discount Rate	5.7%	6.3%	6.4%	6.625%	7.40%	7.75%
Long-term rate of return	7.9%	8.2%	9.3%
Salary scale	3.3%	4.0%	4.2%

Weighted-Average Assumptions-
Benefit Obligations
Discount Rate	5.6%	6.0%		6.0%	6.625%
Salary scale	3.4%	3.9%

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

8.	Pensions and Other Postretirement Benefits — (Continued)

*Under the provision of SFAS No.  88 “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” charges were recorded for a provision for the impact of freezing of the domestic pension plans in 2003, a provision for the mothballing of a domestic manufacturing facility of $900, a provision for employee terminations as part of the workforce reduction of $100, and a provision for the retirement of the Company’s Vice President of Human Resources of approximately $900 in 2002; a provision for the retirement of the Company’s Chief Executive Officer resulted in a charge of $1,900 in 2001.

Health care cost trend:
2003	8.5%
Decline to 2010	5.0%

Assumed health care cost trend rates have a significant effect on the amounts reported for the other benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease

Effect on total of service and interest cost components	$569	$(495)
Effect on accumulated postretirement benefit obligations	$5,207	$(4,587)

Plan measurement date

The measurement date for all of the Company’s defined benefit plans is December 31 of each year for both plan assets and obligations.

Accumulated benefit obligation

The accumulated benefit obligations (ABO) for the Company’s plans totaled approximately $812,000 and $738,000 at year end 2003 and 2002, respectively. As previously discussed, the Company has recorded a net cumulative charge to other comprehensive loss for the years 2000 through 2003 due to the (ABO) exceeding the fair value of plan assets.

Investment policy

Each of the Company’s plans is governed by a written investment policy.

The investment policy of the U.K. plan is designed to improve the ongoing funding level of the plan while gradually, over time, changing the mix of investment allocation between equities and bonds to more fully match the liabilities of the plan. The bond and equity allocations range from 40% bonds and 60% equities to 50% bonds and 50% equities, depending on the funding level.

The investment policy of the U.S. plans allocates assets in accordance with the policy guidelines. The asset mix target for the plans is 70% equities and 30% fixed income securities. The investment policy is currently undergoing a review by the Company to ensure investment strategy is aligned with plan liabilities, considering the changes to the domestic benefits program made in 2003.

The investment policy of the Canadian plans uses a balanced approach and allocates investments in pooled funds in accordance with the policy’s asset mix guidelines. These guidelines identify target, maximum and minimum allocations by asset class. The target allocation is 45% bonds, 50% equities and 5% cash. The minimum and maximum allocations are: 42.5% to 57.5% equities; 40% to 50% bonds; and 2.5% to 7.5% cash.

Long-term rate of return assumptions

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. The long-term rate of return is reviewed annually by the Company for its funded plans and adjusted, if required. The weighted average expected long-term rate of return on plan assets has declined from 9.3% to 7.9% over the past three years.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

8.	Pensions and Other Postretirement Benefits — (Continued)

	2003	2002
Plan Asset Allocation

U.K. Plans
U.K. equities	38%	39%
Non-U.K. equities	25%	24%
U.K. fixed income securities	32%	34%
Non-U.K. fixed income securities	0%	0%
Other	5%	3%

Total	100%	100%

U.S. Plans
U.S. equities	44%	39%
Non-U.S. equities	24%	19%
U.S. fixed income securities	20%	25%
Non-U.S. fixed income securities	1%	1%
Other	11%	16%

Total	100%	100%

Canadian Plans
Canandian equities	23%	24%
Non-Canadian equities	26%	25%
Canadian fixed income securities	44%	45%
Non-Canadian fixed income securities	0%	0%
Other	7%	6%

Total	100%	100%

Contributions

The Company expects to contribute a total of approximately $64,700 to its foreign and domestic pension plans in 2004.

Estimated future benefit payments

The following benefit payments, which reflect expected future service, are expected to be paid on the domestic defined benefit plans.

	Pension Benefits	Other Benefits

2004	$22,200	$7,900
2005	20,600	7,900
2006	20,700	8,000
2007	20,800	8,000
2008	21,200	8,000
2009-2013	109,900	38,000

9.	Bank Loans

The approximate weighted-average interest rates on borrowings outstanding (primarily foreign) at the end of 2003 and 2002 were 4.91% and 4.38%, respectively.

Unused lines of credit for short-term bank borrowings aggregated $8,255 at year-end 2003, all of which were available outside the United States and Canada in various currencies at interest rates consistent with market conditions in the respective countries.

Interest costs incurred (including dividends on preferred security) in 2003, 2002, and 2001 were $95,720, $84,296, and $85,184, respectively, of which $307, $1,368, and $718, respectively, were capitalized.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10.	Corporate and Other Debt and Notes Payable to Affiliate

Corporate Debt — The Company has $200,000 Senior Notes in the public market, which bear interest at a fixed rate of 6.75% per annum, payable semiannually, and mature November 15, 2005. The Senior Notes were issued under an indenture between the Company and BNY Midwest Trust Company. The Senior Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements.

As a result of the reorganization on May 25, 2001, Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the Senior Notes due November 15, 2005. In connection with the Company’s finalizing the Senior Credit Facility, Foster Wheeler Ltd. and the following 100% owned companies issued guarantees in favor of the holders of the Senior Notes: Equipment Consultants, Inc., Foster Wheeler Holdings Ltd. (formerly known as Foreign Holdings Ltd.), Foster Wheeler Asia Limited, Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Enviresponse, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler North America Corp. (formerly known as “Foster Wheeler Power Group, Inc.”), Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Mortshal, Inc., FW Technologies Holding LLC, HFM International, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc., and Perryville III Trust. Each of the guarantees is full and unconditional and joint and several. The Company and each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd.

Holders of the Company’s Senior Notes due November 15, 2005 have a security interest in the stock and debt of certain of the Company’s subsidiaries and on facilities owned by the Company or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the revolving portion of the Senior Credit Facility. As permitted by Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $164,900 at December 26, 2003) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

In August 2002, the Company finalized a Senior Credit Facility with its lender group. This facility included a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility which expires on April 30, 2005. The Senior Credit facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries. The Senior Credit Facility has no required repayments prior to maturity on April 30, 2005. The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retained the first $77,000 of such amounts and also retains a 50% share of the balance. With the Company’s sale of the Foster Wheeler Environmental Corporation net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, principal prepayments of $11,800 were made on the term loan during 2003.

The term loan and revolving loans bear interest at the Company’s option of (a) LIBOR plus 6.00% or (b) the Base Rate plus 5.00%. The “Base Rate” means the higher of (i) the Bank of America prime rate or (ii) the Federal Funds rate plus 0.5%.

Amendment No. 1 to the Senior Credit Facility, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pretax charges recorded by the Company in the third quarter of 2002. The amendment further provides that up to an additional $63,000 pretax charges related to specific contingencies may be excluded from the covenant calculation, if incurred, through December 31, 2003.

Amendment No. 2 to the Senior Credit Facility, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, the Company made a prepayment of principal in the aggregate amount of $10,000 in March 2003.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10.	Corporate and Other Debt and Notes Payable to Affiliate — (Continued)

Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. In connection with this amendment to the Senior Credit Facility, the Company agreed to pay on March 31, 2004 a fee equal to 5% of the lenders’ credit exposure on March 31, 2004 if the Company has not made a prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. The Company expects the gross amount of this fee, if required, will be approximately $14,000, which has been accrued and included in the Company’s liquidity forecast for 2004.

As of December 26, 2003, $128,163 was borrowed under the Senior Credit Facility. This amount appears on the Consolidated Statement of Financial Position under the caption “Corporate and Other Debt.” As of December 26, 2003, $105,777 of standby letters of credit was outstanding.

Corporate and other debt consisted of the following:

	2003	2002

Senior Credit Facility (average interest rate 7.16%)	$128,163	$140,000
Senior Notes at 6.75% due November 15, 2005	200,000	200,000
Other	5,637	6,707

	333,800	346,707
Less: Current portion	71	5,005

	$333,729	$341,702

Principal payments are payable in annual installments of:
2004	$—
2005	333,039
2006	647
	43
2007
	$333,729

Notes Payable to Affiliate and Guarantee of Convertible Subordinated Notes — In May and June 2001, Foster Wheeler Ltd. issued convertible subordinated notes having an aggregate principal amount of $210,000. The notes are due in 2007 and bear interest at 6.50% per annum, payable semi-annually on June 1 and December 1 of each year, commencing December 2001. The proceeds of these securities were loaned to the Company and are included in the caption “Notes payable to affiliate” on the accompanying consolidated financial statements. Debt issuance costs are amortized over the term of the notes and are a component of interest expense. Interest expense was $14,927 and $14,917 for 2003 and 2002, respectively. The Company has issued a guarantee in favor of the holders of the convertible subordinated notes.

For the years ended December 26, 2003 and December 27, 2002, the Company recorded $14,927 and $14,917, respectively of intercompany interest expense on this note payable. This interest expense is included in the caption interest expense on the accompanying consolidated statement of operations and comprehensive loss. Of these amounts, $1,138 and $1,138 as of December 26, 2003 and December 27, 2002, respectively, were unpaid and included in accrued expenses on the accompanying consolidated statement of financial position.

11.	Derivative Financial Instruments

The Company operates on a worldwide basis. The Company’s activities expose it to risks related to the effect of changes in foreign-currency exchange rates. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133. At December 26, 2003 and December 27, 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded in the years ended December 26, 2003 and December 27, 2002 $5,160 pretax ($3,400 after tax) net loss and $8,470 pretax ($5,500 after tax) net gains on derivative instruments, respectively, which were recorded as reductions in cost of operating revenues on the consolidated statement of operations and comprehensive loss. The Company is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated “A” or better by Standard & Poor’s or “A2” or better by Moody’s. As of December 26, 2003, approximately $67,100 was owed to the Company by counterparties and $17,800 was owed by the Company to counterparties. A $3,834 net of tax gain was recorded in other comprehensive loss as of December 28, 2001. This amount was reclassified to earnings in 2002 as the Company no longer qualified for deferral under SFAS No. 133.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

11.	Derivative Financial Instruments — (Continued)

The maximum term over which the Company is hedging exposure to the variability of cash flows is 12 months.

12.	Subordinated Robbins Facility Exit Funding Obligations

Foster Wheeler’s subordinated obligations entered into in connection with the restructuring of debt incurred to finance construction of a waste-to-energy facility in the Village of Robbins, Illinois (the “Exit Funding Agreement”) are limited to funding:

1999C Bonds at 7¼% interest, due October 15, 2009 of $12,130 and October 15, 2024 of $77,155	$89,285
1999D Accretion Bonds at 7% Interest, due October 15, 2009	23,994

Total	$113,279

1999C Bonds— The 1999C Bonds are subject to mandatory sinking fund reduction prior to maturity at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date by application by the Trustee of funds on deposit to the credit of the 1999C Sinking Fund Installment Subaccount on October 15 in the years and in the principal amounts as follows:

	1999C BONDS
Year	Due 2009	Due 2024	Total

2004	$1,690		$1,690
2005	1,810		1,810
2006	1,940		1,940
2007	2,080		2,080
2008	2,225		2,225
2009	2,385		2,385
2023		$37,230	37,230
2024		39,925	39,925

Total	$12,130	$77,155	$89,285

1999D Bonds — The 1999D Accretion Bonds were originally issued for $18,000. The total amount due on October 15, 2009 is $35,817.

13.	Mandatorily Redeemable Preferred Securities

On January 13, 1999, FW Preferred Capital Trust I, a Delaware business trust which is a 100% owned finance subsidiary of the Company, issued $175,000 in Preferred Trust Securities. The Preferred Trust Securities are fully and unconditionally guaranteed by the Company and Foster Wheeler Ltd. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15, and January 15 of each year. Such distributions may be deferred for periods up to five years during which time additional interest accrues at 9.0%. In accordance with this provision, the Company has deferred all quarterly distributions beginning with the distribution due on January 15, 2002. Such deferred interest totals $38,021. The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004.

14.	Special-Purpose Project Debt

Special-purpose project debt represents debt incurred to finance the construction of cogeneration facilities or waste-to-energy projects. The notes and/or bonds are collateralized by certain assets of each project. The Company’s obligations with respect to this debt are limited to guaranteeing the operating performance of the projects.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

14.	Special-Purpose Project Debt — (Continued)

	2003		2002

Note payable, interest varies based on one of several money market rates (2003-year-end rate 1.985%), due semiannually through July 30, 2006	$21,887	(1)	$27,907
Senior Secured Notes, interest 11.443%, due annually April 15, 2004 through 2015	37,782	(2)	40,077
Solid Waste Disposal and Resource Recovery System Revenue Bonds, interest 7.125% to 7.5%, due annually December 1, 2004 through 2010	77,508	(3)	88,920
Resource Recovery Revenue Bonds, interest 7.9% to 10%, due annually December 15, 2003 through 2012	—		48,936	(4)

	137,177		205,840
Less: Current portion	17,896		24,227

Total	$119,281		$181,613

(1)	The note payable for $21,887 represents a loan under a bank credit facility to a limited partnership whose general partner is a special-purpose subsidiary.
(2)	The Senior Secured Notes of $37,782 were issued for a total amount of $42,500. The notes are collateralized by certain revenues and assets of a special-purpose subsidiary which is the indirect owner of the project.
(3)	The Solid Waste Disposal and Resource Recovery System Revenue Bonds totaling $77,508 were issued for a total amount of $133,500. The bonds are collateralized by a pledge of certain revenues and assets of the project, but not the plant (see Note 20).
(4)	The Resource Recovery Revenue Bonds were issued for a total amount of $86,780. The bonds are collateralized by a pledge of certain revenues and assets of the project. This facility was sold in 2003 along with the debt obligation.

Principal payments are payable in annual installments as follows:

2005	$19,215
2006	20,422
2007	12,972
2008	13,792
2009	14,588
Thereafter	38,292

Total	$119,281

15.	Guarantees and Warranties

The Company has provided indemnifications to third parties relating to businesses and/or assets the Company previously owned. Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by the Company prior to the sale.

	Maximum Potential Payment	Carrying Amount of Liability

Environmental indemnifications	No limit	$5,300
Tax indemnifications	No limit	$0

The Company provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

15.	Guarantees and Warranties — (Continued)

Balance as of December 28, 2001	$52,700
Accruals	45,600
Settlements	(8,600)
Adjustments to provisions	(7,800)

Balance as of December 27, 2002	81,900
Accruals	72,800
Settlements	(13,800)
Adjustments to provisions	(9,300)

Balance as of December 26, 2003	$131,600

16.	Equity Interests

The Company owns a non-controlling equity interest in three energy projects and one waste-to-energy project; three of which are located in Italy and one in Chile. Two of the projects in Italy are each 42% owned while the third is 49% owned by the Company. The project in Chile is 85% owned by the Company; however, the Company does not have a controlling financial interest in the Chilean project. Following is summarized financial information for the Company’s equity affiliates combined, as well as the Company’s interest in the affiliates.

	December 26, 2003		December 27, 2002

	Italian Project	Chilean Project	Italian Project	Chilean Project

Balance Sheet Data:
Current assets	$95,977	23,891	$80,966	$22,352
Other assets (primarily buildings and equipment)	409,267	185,315	344,993	218,990
Current liabilities	32,735	17,188	20,665	14,748
Other liabilities (primarily long-term debt)	385,047	121,362	344,148	152,949
Net assets	87,462	70,656	61,146	73,645

	December 26, 2003		December 27, 2002		December 28, 2001

	Italian Project	Chilean Project	Italian Project	Chilean Project	Italian Project	Chilean Project	Venezuela Project
Income Statement Data for twelve months:
Total revenues	$219,818	$39,114	$171,565	$38,425	$159,845	$40,546	$4,428
Gross earnings	56,699	20,739	43,133	20,777	44,457	21,764	2,902
Income before income taxes	38,405	10,712	31,358	10,087	21,618	10,467	2,684
Net earnings	23,144	8,891	17,648	8,372	11,955	8,689	2,582

As of December 26, 2003, the Company’s share of the net earnings and investment in the equity affiliates totaled $17,142 and $98,651, respectively. Dividends of $7,997 were received during the year 2003. The Company has guaranteed certain performance obligations of such projects. The Company’s average contingent obligations under such guarantees are approximately $2,700 per year for the four projects. The Company has provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the Chilean project be insufficient to cover the debt service payments. No amounts have been drawn under the letter of credit.

The undistributed retained earnings of the Company’s equity investees amounted to approximately $28,765 and $20,143 at December 26, 2003 and December 27, 2002, respectively.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

17.	Income Taxes

The components of loss before income taxes for the years 2003, 2002 and 2001 were taxed under the following jurisdictions:

	2003	2002	2001

Domestic	$(155,538)	$(506,639)	$(244,809)
Foreign	46,011	(3,710)	32,012

Total	$(109,527)	$(510,349)	$(212,797)

The provision for income taxes on those earnings was as follows:

	2003	2002	2001

Current tax expense:
Domestic	$14,939	$5,931	$5,486
Foreign	31,887	10,978	22,604

Total current	46,826	16,909	28,090

Deferred tax (benefit)/expense:
Domestic	(84)	—	102,147
Foreign	684	(2,252)	(6,783)

Total deferred	600	(2,252)	95,364

Total provision for income taxes	$47,426	$14,657	$123,454

Deferred tax assets (liabilities) consist of the following:

	2003	2002	2001

Difference between book and tax depreciaion	$(13,654)	$(35,002)	$(34,369)
Pensions	46,160	61,279	(7,584)
Capital lease transactions	263	(7,376)	(8,612)
Revenue recognition	12,192	7,210	(5,999)
Other	—	—	(192)

Gross deferred tax assets (liabilities)	44,961	26,111	(56,756)

Current taxability of estimated costs to complete long-term contracts	19,039	14,278	4,297
Income currently taxable deferred for financial reporting	1,706	4,175	5,307
Expenses not currently deductible for tax purposes	200,084	129,917	122,983
Investment tax credit carryforwards	20,538	30,893	30,893
Postretirement benefits other than pensions	62,369	67,113	47,242
Asbestos claims	40,328	6,200	7,000
Minimum tax credits	17,917	10,883	11,073
Foreign tax credits	28,178	9,579	6,485
Net operating loss carryforwards	99,076	178,067	15,332
Effect of write-downs and restructuring reserves	11,234	40,873	63,680
Other	30,020	15,621	19,871
Valuation allowance	(502,444)	(444,427)	(268,851)

	28,045	63,172	65,312

Net deferred tax assets	$73,006	$89,283	$8,556

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

17.	Income Taxes — (Continued)

The domestic investment tax credit carryforwards, if not used, will expire in the years 2004 through 2008. Foreign tax credit carryforwards are recognized based on their potential utilization and, if not used, will expire in the years 2004 through 2008. As reflected above, the Company has recorded various deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the various credits. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. In 2003 and 2002, the valuation allowance increased by $58,017 and $175,576, respectively. Such increase is required under SFAS No. 109, “Accounting for Income Taxes,” when there is an evidence of losses from operations in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided do not begin expiring until 2020 and beyond, based on the current tax laws.

If the Company completes the exchange offer as discussed in Note 2, it will be subject to substantial limitations on the use of pre-change losses and credits to offset U.S. federal taxable income in any post-change year. Since a valuation allowance has already been reflected to offset these losses and credits, this limitation will not result in a significant write-off by the Company.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:

	2003	2002	2001

Tax benefit at U.S. statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of Federal income tax benefit	6.8	0.4	1.9
Increase in valuation allowance	52.9	34.4	86.2
Difference in estimated income taxes on foreign income and losses, net of previously provided amounts	15.1	2.0	2.2
Deferred charge	1.7	.4	.9
Other	1.8	.7	1.7

	43.3%	2.9%	57.9%

18.	Operating Leases

The Company and certain of its subsidiaries are obligated under other operating lease agreements primarily for office space. Rental expense for these leases total $26,700 in 2003, $32,000 in 2002, and $29,800 in 2001. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2004	$25,100
2005	22,800
2006	19,400
2007	17,200
2008	15,700
Thereafter	159,500

$259,700

The Company entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the U.K. in 1999. In connection with these transactions, the Company recorded deferred gains which are being amortized to income over the term of the respective leases. The amortization was $3,622, $3,197 and $3,080, for the years ended December 26, 2003, December 27, 2002 and December 28, 2001, respectively. As of December 27, 2003 and December 27, 2002, the balance of the deferred gains was $74,151 and $69,540, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheet. The year-over-year increase in the deferred gain balance was primarily due to a change in foreign currency translation rates.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

19.	Capital Leases

During 2002, the Company entered into sale-leaseback transactions for office buildings in both Finland and the United States. The transactions qualified as capital leases. Assets under capital leases are summarized as follows:

	2003	2002

Buildings and improvements	$38,522	$35,755
Less accumulated amortization	1,276	342

Net assets under capital leases	$37,246	$35,413

The following are the minimum lease payments to be made in each of the years indicated for the capital leases in effect as of December 26, 2003:

Fiscal year:
2004	$6,830
2005	6,797
2006	7,246
2007	6,973
2008	7,449
Thereafter	131,435
Less: Interest	(103,035)

Net minimum lease payments under capital leases	63,695
Less: current portion of net minimum lease payments	1,322

Long-term net minimum lease payments	$62,373

20.	Litigation and Uncertainties

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

Some of the Company’s U.S. subsidiaries, along with many other companies, are codefendants in numerous asbestos-related lawsuits and out-of-court informal claims pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by the Company’s subsidiaries during the 1970s and prior. A summary of claim activity for the three years ended December 26, 2003 is as follows:

	Number of Claims

	2003	2002	2001

Balance, beginning of year	139,800	110,700	92,100
New claims	48,260	45,200	54,700
Claims resolved	(17,200)	(16,100)	(36,100)

Balance, end of year	170,860*	139,800	110,700

*Includes approximately 24,500 claims on inactive court dockets.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

20.	Litigation and Uncertainties — (Continued)

The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage, was $66,000 in 2003, $57,200 in 2002, and $66,900 in 2001.

The overall average combined indemnity and defense cost per closed claim since 1993 was approximately $1.8. In view of the many uncertainties associated with asbestos bodily injury claims, the Company believes that the average cost may increase in the future.

The Company has recorded assets of $555,400 relating to probable insurance recoveries of which approximately $60,000 is recorded in accounts and notes receivables, and $495,400 is recorded as long-term. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending proceedings with certain insurers, as well as recoveries under settlements with other insurers. The total liability recorded is comprised of an estimated liability relating to open (outstanding) claims of approximately $372,200 and an estimated liability relating to future unasserted claims of approximately $214,000. Of the total, $60,000 is recorded in accrued expenses and $526,200 is recorded in asbestos-related liability on the consolidated statement of financial position. These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type; and the breakdown of known and future claims into disease type. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity payments are expected to be incurred over the next fifteen years during which period new claims are expected to decline from year to year. Recently received claims also suggest that the percentage of claims to be closed without payment of indemnity costs should increase as claims are resolved during the next few years. The Company believes that it is likely that there will be new claims filed after 2018, but in light of uncertainties inherent in long-term forecasts, the Company does not believe that it can reasonably estimate defense and/or indemnity costs which might be incurred after 2018. Nonetheless, the Company plans to update its forecasts periodically to take into consideration its future experience and other considerations such as legislation to continuously update its estimate of future costs and expected insurance recoveries. Historically, defense costs have represented approximately 24% of total costs. Through December 26, 2003, total indemnity costs paid, prior to insurance recoveries, were approximately $354,000 and total defense costs paid were approximately $109,000.

The Company recorded charges related to increases in the valuation allowance for insurance claims receivable of $68,100, $26,200 and $0 for the years ended 2003, 2002 and 2001, respectively. These charges were recorded in other deductions in the consolidated statement of operations. The 2003 non-cash asbestos charge was due to the Company receiving a somewhat larger number of claims in 2003 than had been expected, which resulted in an increase in the projected liability related to asbestos. In addition, the size of the Company’s insurance assets was reduced due to the insolvency of a significant carrier in 2003. The 2002 charge was recorded due to allocation of future costs to an insurer who became insolvent.

As of December 26, 2003, $257,700 was contested by the subsidiaries’ insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the subsidiaries various insurers and the subsidiaries as self-insurers. The Company believes that any amounts that its subsidiaries might be allocated as self-insurer would be immaterial. Based on the nature of the litigation and opinions received from outside counsel, the Company also believes that the possibility of not recovering the full amount of the asset is remote.

In July 2003, several subsidiaries of the Company and Liberty Mutual Insurance Company, one of their insurers, entered into a settlement and release agreement that resolves the coverage litigation between the subsidiaries and Liberty Mutual in both state courts in New York and New Jersey. The agreement provides for a buy-back of insurance policies and the settlement of all disputes between the subsidiaries and Liberty Mutual with respect to asbestos-related claims. The agreement requires Liberty Mutual to make payments over a nineteen-year period, subject to annual caps, which payments decline over time, into a special account, established to pay the subsidiaries’ indemnity and defense costs for asbestos claims. These payments, however, would not be available to fund the subsidiaries’ required contributions to any national settlement trust that may be established by future federal legislation. The subsidiaries received in July an initial payment under the agreement of approximately $6,000, which was used to pay asbestos-related defense and indemnity costs.

In September 2003, the Company’s subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and certain London Market and North River Insurers. This agreement provides for cash payment of $5,900, which has been received by the subsidiaries, and additional amounts which have been deposited in a trust for use by the subsidiaries for defense and indemnity of asbestos claims.

In January 2004, the Company’s subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and Hartford Accident and Indemnity Company and certain of its affiliates. This agreement provides for cash payment of $5,000, which has been received by the subsidiaries, an additional amount which has been deposited in a trust for use by the subsidiaries and a further amount to be deposited in that trust in 2005.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

20.	Litigation and Uncertainties — (Continued)

The pending litigation and negotiations with other insurers is continuing.

The Company’s management after consultation with counsel, has considered the ongoing proceedings with insurers and the financial viability and legal obligations of its insurers, and believes that except for those insurers that have become or may become insolvent, the insurers or their guarantors will continue to adequately fund claims and defense costs relating to asbestos litigation. It should be noted that the estimate of the assets and liabilities related to asbestos claims and recovery is subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainties as to the ultimate number of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies with asbestos claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. Increases in the number of claims filed or costs to resolve those claims will cause the Company to increase further the estimates of the costs associated with asbestos claims and could have a material adverse effect on the business, financial condition, results of operations, and cash flows.

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

On April 3, 2002 the United States District Court for the Northern District of Texas entered an amended final judgment in the matter of Koch Engineering Company. et al vs. Glitsch, Inc. et al. Glitsch, Inc. (now known as Tray, Inc). is an indirect subsidiary of the Company. This lawsuit claimed damages for patent infringement and trade secret misappropriations and has been pending for over 18 years. A judgment was entered in this case on November 29, 1999 awarding plaintiffs compensatory and punitive damages plus prejudgment interest in an amount yet to be calculated. This amended final judgment in the amount of $54,283 included such interest for the period beginning in 1983 when the lawsuit was filed through entry of judgment. Post-judgment interest accrued at a rate of 5.471 percent per annum from November 29, 1999. The management of Tray, Inc. believes that the Court’s decision contained numerous factual and legal errors subject to reversal on appeal. Tray, Inc. filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit. On April 1, 2003, Tray, Inc. filed for bankruptcy. In the third quarter of 2003, the parties amicably resolved the cases. Management assessed the liability associated with the legal proceeding and determined that the previously recorded provision in the financial statements for this liability was adequate to address the terms of the settlement.

The Company has a long-term contract with a government agency that is to be completed in four phases. The first phase was for the design, permitting and licensing of a spent fuel facility. This phase was completed for a price of $66,700. The first phase of this project was profitable, but the close out of this phase resulted in increased costs. An $11,900 charge was recorded in 2003 and the remaining cash outlay of $4,000 will be expended in 2004. The Company is in the process of submitting requests for equitable adjustment related to this contract and at December 26, 2003 and December 27, 2002, the Company’s financial statements reflect anticipated collection of $0 and $9,000, respectively, from these requests for equitable adjustment.

The second phase is billed on a cost plus fee basis and is expected to conclude in June 2004. In this phase, the Company must respond to any questions regarding the initial design included in phase one. Phase three, which is for the construction, start-up and testing of the facility for a fixed price of $114,000, subject to escalation, is scheduled to commence in 2004. This phase will begin with the purchase of long lead items followed in 2005 by the construction activities. Construction is expected to last two years and requires that a subsidiary of the Company fund the construction cost. Foster Wheeler USA Corporation, the parent company of Foster Wheeler Environmental Corporation, provided a performance guarantee on the project. In addition, a surety bond for the full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years. The Company and the government agency are interested in restructuring the contract and have commenced discussions about the possible restructuring or withdrawal from the contract. If the project were to proceed, the Company intends to seek third party financing to fund the majority of the construction costs, but there can be no assurance that the Company will secure such financing on acceptable terms, or at all. There also can be no assurance that the Company will be able to obtain the required surety bond. If the Company cannot obtain third party financing or the required surety bond, the Company’s participation would be uncertain; this could have a material adverse effect on the Company’s financial condition, results of operations, and cash flow.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

20.	Litigation and Uncertainties — (Continued)

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

Under U.S. Federal statutes, such as the Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Water Act, the Clean Air Act, and similar state and local laws, the current owner or operator of real property and the past owners or operators of real property (if disposal or release took place during such past ownership or operation) may be jointly and severally liable for the costs of removal or remediation of toxic or hazardous substances on or under their property, regardless of whether such materials were released in violation of law or whether the owner or operator knew of, or was responsible for, the presence of such substances, and are subject to additional liabilities if they do not comply with applicable laws regulating such hazardous substances. In either case, such liabilities can be substantial. Moreover, under CERCLA and similar state laws, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be jointly and severally liable for the costs of the removal or mediation of such substances at a disposal or treatment site, whether or not such site was owned or operated by such person (“off-site facility”). Liability at such off-site facilities is typically allocated among all of the viable responsible parties based on such factors as the relative amount of waste contributed to a site, toxicity of such waste, relationship of the waste contributed by a party to the remedy chosen for the site, and other factors.

The Company currently owns and operates industrial facilities and has also transferred its interests in industrial facilities that it formerly owned or operated. It is likely that as a result of its current or former operations, such facilities have been impacted by hazardous substances. The Company is not aware of any conditions at its currently owned facilities in the United States that it expects will cause the Company to incur material costs which have not been accrued.

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

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

20.	Litigation and Uncertainties — (Continued)

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

Foreign Currency Contracts — The fair values of these financial instruments (used for hedging purposes) are estimated by obtaining quotes from brokers. The Company is exposed to market risks from fluctuations in foreign exchange rates. Financial instruments are utilized by the Company to reduce this risk. The Company does not hold or issue financial instruments for trading purposes. The Company is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated “A” or better by Standard & Poor’s or “A2” or better by Moody’s (see Notes 3 and 11).

Carrying Amounts and Fair Values — The estimated fair values of the Company’s financial instruments are as follows:

	December 26, 2003		December 27, 2002

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$377,485	$377,485	$344,576	$344,576
Restricted Cash	52,685	52,685	84,793	84,793
Long-term debt	(1,032,951)	(591,080)	(1,109,788)	(569,985)
Derivatives:
Foreign currency contracts	3,310	3,310	8,470	8,470

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

21.	Financial Instruments and Risk Management — (Continued)

In the ordinary course of business, the Company is contingently liable for performance under standby letters of credit, bank guarantees and surety bonds totaling $609,000 and $1,182,394 as of December 26, 2003 and December 27, 2002, respectively. These balances include the standby letters of credit issued under the Senior Credit Facility discussed in Note 10. In the Company’s past experience, no material claims have been made against these financial instruments. Management of the Company does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

As of December 26, 2003, the Company had $84,922 of foreign currency contracts outstanding. These foreign currency contracts mature in 2004. The contracts have been established by various international subsidiaries to sell a variety of currencies, and receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. As of December 26, 2003 and December 27, 2002, the Company had no significant concentrations of credit risk. The Company had issued a third-party financial guarantee totaling $2,750 at year-end 2003 and $2,750 at year-end 2002 with respect to a partnership interest in a commercial real estate project.

22.	Business Segments — Data

The business of the Company and its subsidiaries falls within two business groups. THE ENGINEERING AND CONSTRUCTION GROUP (“E & C”) designs, engineers and constructs petroleum, chemical, petrochemical and alternative-fuels facilities and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment, water treatment facilities and process plants for the production of fine chemicals, pharmaceuticals, dyestuffs, fragrances, flavors, food additives and vitamins. Also, the E & C Group provides a broad range of environmental remediation services, together with related technical, design, and regulatory services, however, the domestic environmental remediation business was sold in 2003. THE ENERGY GROUP designs, manufactures and erects steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized-bed and conventional boilers firing coal, oil, gas, biomass and other municipal solid waste, waste wood and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOX burners. Site services related to these products encompass plant erection, maintenance engineering, plant upgrading and life extension and plant repowering. The Energy Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, the Energy Group also builds, owns and operates cogeneration, independent power production and resource recovery facilities, as well as facilities for the process and petrochemical industries.

The Company conducts its business on a global basis. The E & C Group accounted for the largest portion of the Company’s operating revenues and operating income over the last ten years. In 2003, the E & C Group accounted for approximately 62% of the operating revenues. The geographic dispersion of these operating revenues was as follows: 12% North America, 11% Asia, 58% Europe, 6% Middle East, and 13% other. The Energy Group accounted for 38% of the operating revenues of the Company. The geographic dispersion of these operating revenues was as follows: 42% North America, 43% Europe, 6% Asia, 8% Middle East, and 1% South America.

Management uses several financial metrics to measure the performance of the Company’s business segments. EBITDA, as discussed and defined below, is the primary earnings measure used by the Company’s chief decision makers. Previously, gross margin, which is equal to operating revenues less cost of operating revenues, was considered the primary financial measure. Segment information for 2002 and 2001 has been restated to conform to the current presentations.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

22.	Business Segments — Data — (Continued)

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings/(loss) before taxes (before goodwill charge), interest expense, depreciation and amortization. The Company has presented EBITDA because it believes it is an important supplemental measure of operating performance. EBITDA, adjusted for certain unusual and infrequent items specifically excluded in the terms of the Senior Credit Facility, is also used as a measure for certain covenants under the Senior Credit Facility. The Company believes that the line item on its consolidated statement of earnings entitled “net earnings/(loss)” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings/(loss) as an indicator of operating performance. EBITDA, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of the Company’s ability to fund its cash needs. As EBITDA excludes certain financial information compared with net earnings/(loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions which are excluded. A reconciliation of EBITDA, a non-GAAP financial measure, to net earnings/(loss) a GAAP measure, is shown on the next page.

Export revenues account for 4.5% of operating revenues. No single customer represented 10% or more of operating revenues for 2003, 2002, or 2001.

Identifiable assets by group are those assets that are directly related to and support the operations of each group. Corporate assets are principally cash, investments and real estate.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

22.	Business Segments — Data — (Continued)

Summary financial information concerning the Company’s reportable segments is shown in the following table:

	Total	Engineering and Construction			Energy Group			Corporate and Financial Services	(1)

2003
Third party revenue	$3,801,308	$2,342,660			$1,450,162			$8,486
Intercompany revenue	—	10,733			4,315			(15,048)

Total revenue	$3,801,308	$2,353,393			$1,454,477			$(6,562)

EBITDA	21,460	$60,655			$140,394			$(179,589)
Less: Interest expense (2)(3)	95,413	3,201			17,453			74,759	(3)
Less: Depreciation and amortization	35,574	10,133	(4)	(5)	21,713	(4)	(5)	3,728

(Loss)/earnings before income taxes	(109,527)	47,321			101,228			(258,076)	(5)
Tax provision/(benefits)	47,426	15,906			43,403			(11,883)

Net (loss)/earnings	$(156,953)	$31,415			$57,825			$(246,193)

Identifiable assets	$2,507,015	$1,030,737			$1,229,270			$247,008
Capital expenditures	$12,870	$5,688			$6,582			$600

2002
Third party revenue	$3,574,537	$2,014,678			$1,544,706			$15,153
Intercompany revenue	—	12,853			32,068			(44,921)

Total revenue	$3,574,537	$2,027,531			$1,576,774			$(29,768)

EBITDA	$(219,096)	$(41,438)			$(31,148)			$(146,510)
Less: Interest expense (2)(3)	82,928	(415)			21,621			61,722	(3)
Less: Depreciation and amortization	57,825	15,490	(9)		37,622	(9)		4,713

Loss before income taxes and cumulative effect of a change in accounting principle for goodwill	(359,849)	(56,513)	(6)	(8)	(90,391)	(6)	(7)(8)	(212,945)	(6)	(7)(8)
Tax provision/(benefits)	14,657	(11,485)			(62,859)			89,001

Net loss prior to cumulative effect of a change in accounting principle for goodwill	(374,506)	(45,028)			(27,532)			(301,946)
Cumulative effect on prior years of a change in accounting principle for goodwill	(150,500)	(48,700)			(101,800)			—

Net loss	$(525,006)	$(93,728)			$(129,332)			$(301,946)

Identifiable assets	$2,842,658	$1,100,401			$1,431,211			$311,046
Capital expenditures	$53,395	$9,907			$9,317			$34,171

2001
Third party revenue	$3,392,474	$1,931,523			$1,439,153			$21,798
Intercompany revenue	—	12,495			29,691			(42,186)

Total revenue	$3,392,474	$1,944,018			$1,468,844			$(20,388)

EBITDA	$(72,581)	$32,661			$(27,223)			$(78,019)
Less: Interest expense (2)(3)	84,466	(179)			26,493			58,152	(3)
Less: Depreciation and amortization	55,750	17,721			34,470			3,559

(Loss)/earnings before income taxes	(212,797)	15,119	(10)		(88,186)	(10)	(11)	(139,730)	(10)	(11)
Tax provision/(benefits)	123,395	10,982			(27,430)			139,843	(12)

Net (loss)/earnings	$(336,192)	$4,137			$(60,756)			$(279,573)

Identifiable assets	$3,326,005	$1,289,207			$1,758,399			$278,399
Capital expenditures	$33,998	$11,494			$15,463			$7,041

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

22.	Business Segments — Data — (Continued)

(1)	Includes general corporate income and expense, the Company’s captive insurance operation and eliminations.
(2)	Includes intercompany interest charged by Corporate and Financial Services to the business groups on outstanding borrowings.
(3)	Includes dividends on Preferred Security of $18,130 in 2003, $16,610 in 2002, and $15,750 in 2001.
(4)	Includes in 2003, revaluation of contract estimates and revisions of contract claims of $30,800; Engineering and Construction Group (E & C) $33,900 and Energy Group (Energy) $(3,100).
(5)	Includes in 2003, a gain on the sale of Environmental in E & C of $16,700 and an impairment on the anticipated sale of domestic corporate office building in the Corporate and Financial Services (C & F) of $15,100. Includes gain on sale of waste-to-energy plant of $4,300 in Energy, and provision for asbestos claims of $68,100 in C & F in 2003, $58,700 of performance intervention activities, debt restructuring efforts, accrual for legal settlement, severance costs, increased pension and post retirement costs; $8,900 in E & C, $2,800 in Energy, and $47,000 in C & F.
(6)	Includes in 2002, revaluation of contract estimates and provisions for uncollectible receivables of $216,700 $(210,800 after-tax): Engineering and Construction Group (E & C) $121,650, Energy Group (Energy) $86,450 and Corporate and Financial Services (C & F) $8,600; and a provision for mothballing a domestic manufacturing facility of $18,700 for Energy.
(7)	Includes in 2002, anticipated loss on sale of assets of $54,500 in Energy and provisions for asbestos claim of $26,200 in C & F.
(8)	Includes in 2002, $79,300 $(79,000 net of tax) performance intervention activities, debt restructuring efforts, accrual for legal settlements, severance costs and increased pension, postretirement cost: $6,500 in E & C, $12,700 in Energy, and $60,100 in C & F.
(9)	Excluded cumulative effect in 2002, goodwill change in accounting principle of $48,700 in E & C and $101,800 in Energy.
(10)	Includes in 2001, contract write-downs of $160,600 $(104,400 after-tax): Engineering and Construction Group $51,700, Energy Group $103,900, and Corporate and Financial Services $5,000.
(11)	Includes in 2001, loss on sale of cogeneration plants in Energy Group of $40,300 $(27,900 after-tax), increased pension and postretirement benefit cost in Corporate and Financial Services of $9,100 $(6,000 after-tax), provision for domestic plant impairment of $6,100 $(4,000 after-tax), severance of $4,700 $(3,100 after-tax), cancellation of company owned life insurance of $20,000 $(13,000 after-tax) and legal settlements and other provisions of $13,500 $(8,800 after-tax).
(12)	Includes in 2001, a valuation allowance for deferred tax assets of $194,600 on Corporate and Financial Services.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

22.	Business Segments — Data — (Continued)

	2003	2002	2001

Equity earnings in unconsolidated subsidiaries were as follows:
Engineering and Construction Group	$9,738	$7,334	$4,432
Energy Group	7,404	6,672	8,404

Total	$17,142	$14,006	$12,836

Geographic Concentration
Revenues:
United States	$996,831	$1,544,827	$1,673,457
Europe	2,741,413	1,923,211	1,669,409
Canada	69,626	136,267	126,851
Corporate and Financial Services, including eliminations	(6,562)	(29,768)	(77,243)

Total	$3,801,308	$3,574,537	$3,392,474

Long-lived assets:
United States	$258,261	$345,934	$534,345
Europe	215,101	195,359	174,058
Canada	1,255	1,537	1,958
Corporate and Financial Services, including eliminations	56,338	76,394	47,894

Total	$530,955	$619,224	$758,255

Revenues and long-lived assets are based on the country in which the contracting subsidiary is located.

Operating revenues by industry segment for the three years ending December 2003 were as follows:

	2003	2002	2001

Power	$1,731,339	$1,647,135	$1,399,450
Oil and gas/refinery	1,254,052	922,267	807,367
Pharmaceutical	300,507	404,825	485,786
Chemical	204,738	156,606	177,777
Environmental	124,724	353,981	337,248
Power production	167,594	130,843	150,990
Eliminations and other	(59,139)	(96,480)	(43,304)

Total Operating Revenues	$3,723,815	$3,519,177	$3,315,314

23.	Related Party Transactions

Mr. Kenneth A. Hiltz served as Chief Financial Officer of Foster Wheeler Ltd. from April 7, 2003 until January 30, 2004 pursuant to an agreement between Foster Wheeler and AP Services, LLC, a subsidiary of AlixPartners to provide financial management and consulting services. Mr. Hiltz is also a principal with AlixPartners, LLC. Mr. Ryan J. Esko, an employee of AlixPartners, served as Treasurer of the Company from November 26, 2002 to January 30, 2004 pursuant to an agreement between Foster Wheeler and AP Services, LLC, a subsidiary of AlixPartners to also provide financial management services to the Company. The Company paid AlixPartners, LLC approximately $743 for Mr. Hiltz’s services and $1,017 for Mr. Esko’s services during 2003 based upon the agreement terms. An additional $8,613 was paid to AlixPartners for financial management and consulting services.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

24.	Subsequent Events

The Company entered into an agreement in the first quarter of 2004 to sell a domestic corporate office building for estimated net cash proceeds of $17,000, which approximates carrying value. The Company recorded an impairment loss of $15,100 on this building in the third quarter of 2003 in anticipation of a sale. The loss was recorded in other deductions on the consolidated statement of operations and comprehensive loss. The carrying value of the building is included in land, buildings, and equipment on the consolidated statement of financial position. The sale is expected to close in the second quarter of 2004. Under the terms of the Senior Credit Facility, 50% of the net proceeds of this transaction will be paid to the lenders.

25.	Valuation and Qualifying Accounts

	2003

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balance at the End of the Year

Allowance for Insurance Claims Receivable	$37,877	$68,081	$—		$8,989	$96,969

Allowance for Doubtful Accounts	$73,048	$26,261	$1,457		$63,360	$37,406

	2002

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balance at the End of the Year

Allowance for Insurance Claims Receivable	$18,836	$26,200	$—		$7,159	$37,877

Allowance for Doubtful Accounts(3)	$2,988	$19,608	$56,451		$5,999	$73,048

	2001

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balance at the End of the Year

Allowance for Insurance Claims Receivable	$7,192	$—	$11,300	(2)	$(344)	$18,836

Allowance for Doubtful Accounts(1)	$3,379	$1,190	$—		$1,581	$2,988

(1)	Provisions for non-payments of customer balances are normally addressed within the overall profit calculation of the contracts and are not specifically covered by allowances for doubtful accounts. As a result the amount considered to be in the receivable qualifying account (allowance for doubtful accounts) does not represent the full allowance.
(2)	Primarily due to additional recoveries from insurers.
(3)	For 2002, provisions for non-payments of customer balances have been reclassified to the allowance for doubtful accounts to conform to the current period presentation.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Financial Statements
December 26, 2003

Back to Contents

Report of Independent Auditors

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income/(loss), of cash flows and of shareholder’s (deficit)/ equity present fairly, in all material respects, the financial position of Foster Wheeler International Holdings, Inc. and Subsidiaries (the “Company”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 26, 2003 and December 27, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company and the Parent will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 26, 2003 and has a shareholders’ deficit of $872,400,000 at December 26, 2003. The Parent has substantial debt obligations and during 2003 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations, assets sales and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. The stock and debt of the Company has been pledged as collateral to the holders of the $200,000,000 Senior Notes issued by the Parent. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 10, 2004

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income/(Loss)
(in thousand of dollars)

	FOR THE YEAR ENDED
	December 26, 2003	December 27, 2002	December 28, 2001

		(restated) (see Note 3)	(restated) (see Note 3)
Revenues:
Operating revenues	$2,082,018	$1,593,594	$1,439,218
Interest income (including $4,816 in 2003, $6,293 in 2002 and $6,362 in 2001 with affiliates)	8,810	11,278	11,604
Other income	41,907	33,812	36,760

Total Revenues	2,132,735	1,638,684	1,487,582

Costs and Expenses:
Cost of operating revenues	1,994,210	1,561,074	1,378,153
Selling, general and administrative expenses	78,963	65,986	78,493
Other deductions	34,772	28,819	8,690
Interest expense (including $4,135 in 2003, $5,985 in 2002 $6,239 in 2001 to affiliates)	4,575	6,686	8,012

Total Costs and Expenses	2,112,520	1,662,565	1,473,348

Earnings/(loss)before income taxes	20,215	(23,881)	14,234
Provision for income taxes	18,073	6,613	13,931

Net earnings/(loss)	2,142	(30,494)	303
Other comprehensive (loss)/income:
Cumulative effect on prior years (to December 31, 2000) of
a change in accounting principle for derivative instruments
designated as cash flow hedges (net of taxes of $399 in 2001)	—	—	739
Change in net loss on derivative instruments designated as
cash flow hedges (net of taxes of $279 in 2002 and ($678) in 2001)	—	517	(1,256)
Change in accumulated translation adjustment during the year	(13,510)	24,224	(9,185)
Minimum pension liability adjustment (net of tax provision/
(benefit): of $18,886 in 2003 and ($73,400) in 2002)	44,483	(170,303)	—

Comprehensive income/(loss)	$33,115	$(176,056)	$(9,399)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousand of dollars)
	December 26, 2003	December 27, 2002

		(restated) (see Note 3)
ASSETS
Current Assets:
Cash and cash equivalents	$178,050	$155,032
Short-term investments	—	41
Accounts and notes receivable:
Trade	214,968	212,321
Other (including $18,658 in 2003 and $27,322 in 2002 with affiliates)	45,259	45,904
Intercompany notes	564	37,992
Contracts in process	28,628	56,032
Inventories	897	857
Prepaid, deferred and refundable income taxes	30,033	37,946
Prepaid expenses	7,466	7,839

Total current assets	505,865	553,964

Land, buildings and equipment	124,713	112,676
Less accumulated depreciation	96,094	83,183

Net book value	28,619	29,493

Restricted cash	21,123	30,169
Notes and accounts receivable — long-term	1,654	1,425
Intercompany notes receivable — long-term	25,883	25,883
Investment and advances	117,272	89,993
Other assets	9,537	8,388
Deferred income taxes	56,334	69,381

TOTAL ASSETS	$766,287	$808,696

LIABILITIES AND SHAREHOLDER’S (DEFICIT)
Current Liabilities:
Current installments on long-term debt	$440	$105
Bank loans	—	13,266
Accounts payable (including $49,439 in 2003 and $65,915 in 2002 with affiliates)	182,792	175,848
Accrued expenses	123,702	106,880
Intercompany notes payable	9,891	19,179
Estimated costs to complete long-term contracts	257,339	197,333
Advance payments by customers	32,380	65,492
Income taxes	26,174	35,004

Total current liabilities	632,718	613,107

Long-term debt less current installments	983	319
Intercompany notes payable — long-term	129,283	134,372
Deferred income taxes	5,438	6,638
Pension, postretirement and other employee benefits	78,210	117,457
Other long-term liabilities and minority interest	74,232	69,883

TOTAL LIABILITIES	920,864	941,776

Shareholder’s (Deficit)
Common stock, no par value, 1,000 shares authorized,
1 share issued and outstanding	1	1
Capitalization of intercompany notes	(65,151)	(10,539)
Paid-in capital	4,703	4,703
Retained earnings	94,407	92,265
Accumulated other comprehensive loss	(188,537)	(219,510)

TOTAL SHAREHOLDER’S (DEFICIT)	(154,577)	(133,080)

TOTAL LIABILITIES AND SHAREHOLDER’S	$766,287	$808,696

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S (DEFICIT)/EQUITY
(in thousand of dollars)

	December 26, 2003	December 27, 2002	December 28, 2001

		(restated) (see Note 3)	(restated) (see Note 3)
Common Stock
Balance at beginning and end of year	$1	$1	$1

Capitalization of Intercompany Notes
Balance at beginning of year	(10,539)	10,859	(9,158)
Current year activity	(54,612)	(21,398)	20,017

Balance at end of year	(65,151)	(10,539)	10,859

Paid-in Capital
Balance at beginning and end of year	4,703	4,703	4,703

Retained Earnings
Balance at beginning of year	92,265	123,345	178,042
Net earnings/(loss) for the year	2,142	(30,494)	303
Dividends paid	—	(586)	(55,000)

Balance at end of year	94,407	92,265	123,345

Accumulated Other Comprehensive Loss
Balance at beginning of year	(219,510)	(73,948)	(64,246)
Cumulative effect on prior years (to December 31, 2000) of
a change in accounting principle for derivative instruments
designated as cash flow hedges (net of taxes of $399 in 2001)	—	—	739
Change in net loss on derivative instruments designated as cash
flow hedges (net of taxes of $279 in 2002 and ($678) in 2001)	—	517	(1,256)
Change in accumulated translation adjustment during the year	(13,510)	24,224	(9,185)
Minimum pension liability Adjustment (net of tax provision/
(benefit): $18,886 in 2003 and ($73,400) in 2002)	44,483	(170,303)	—

Balance at end of year	(188,537)	(219,510)	(73,948)

Total Shareholder’ s (Deficit)/ Equity	$(154,577)	$(133,080)	$64,960

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousand of dollars)

	FOR THE YEAR ENDED
	December 26, 2003	December 27, 2002	December 28, 2001

		(restated) (see Note 3)	(restated) (see Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss)	$2,142	$(30,494)	$303
Adjustments to reconcile net earnings/(loss)
to cash flows from operating activities:
Depreciation and amortization	9,294	9,404	10,136
Provision for losses on accounts receivable	7,631	19,019	1,207
Deferred tax	18,515	561	8,426
Net gain on asset sales	(28)	(3,260)	(10,841)
Equity earnings, net of dividends	(12,911)	(9,443)	(6,686)
Other noncash items	5,166	(10,773)	8,854
Changes in assets and liabilities:
Receivables	18,606	33,617	84,886
Contracts in process and inventories	31,745	18,095	8,433
Accounts payable and accrued expenses	(3,935)	4,221	(56,017)
Estimated costs to complete long-term contracts	45,233	42,326	(18,057)
Advance payments by customers	(36,905)	29,376	5,843
Income taxes	(250)	(2,794)	8,331

Net cash provided by operating activities	84,303	99,855	44,818

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	11,214	(30,169)	—
Capital expenditures	(5,586)	(6,716)	(8,640)
Proceeds from sale of properties	375	526	14,575
Decrease/(increase) in investments and advances	(1,391)	(6,007)	(10)
Decrease in short-term investments	41	6,280	14,418

Net cash (used)/provided by investing activities	4,653	(36,086)	20,343

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalization of intercompany notes	(54,611)	(21,398)	20,017
Dividends paid	—	(586)	(55,000)
Change in notes with affiliates	(7,115)	15,093	(24,381)
Payments of long-term debt	(5)	(619)	—
(Decrease)/increase bank loans	(13,739)	(2,133)	2,473

Net cash (used) by financing activities	(75,470)	(9,643)	(56,891)

Effect of exchange rate changes on cash and cash equivalents	9,532	4,744	(9,573)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	23,018	58,870	(1,303)
Cash and cash equivalents at beginning of year	155,032	96,162	97,465

CASH AND CASH EQUIVALENTS AT END OF YEAR	$178,050	$155,032	$96,162

Cash paid during the year for:
Interest	$2,119	$4,781	$7,843
Income taxes	$12,851	$6,646	$12,498

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousand of dollars)

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

The Company has transactions and relationships with Foster Wheeler Ltd. and its affiliates. The financial position, results of operations, and cash flows of the Company have been impacted by these transactions and relationships as discussed on Notes 2, 3, 9,18 and 19.

2.	Liquidity and Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is largely dependent on Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd. may not, however, be able to continue as a going concern. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as Foster Wheeler Ltd. maintaining credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. has incurred significant losses in each of the years in the three-year period ended December 26, 2003, and has a shareholders’ deficit of $872,400. Foster Wheeler Ltd. has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. As described in more detail below, Foster Wheeler Ltd. received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the credit facilities were amended to provide covenant relief of up to $180,000 of gross pretax charges recorded in the third quarter of 2002 and also to provide that up to an additional $63,000 in pretax charges related to specific contingencies could be excluded from the covenant calculation through December 2003, if incurred. In March 2003, the Senior Credit Facility was again amended to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants and the minimum earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) and senior debt ratio. The credit facilities were also amended in July 2003 to provide waivers of the applicable sections of the Senior Credit Facility to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. There is no assurance that Foster Wheeler Ltd. will be able to comply with the terms of the Senior Credit Facility, as amended, and other debt agreements during 2004. Management’s current forecast indicates that Foster Wheeler Ltd. will be in compliance with the financial covenants contained in the Senior Credit Facility throughout 2004. However, there can be no assurances that the actual financial results will match the forecasts or that Foster Wheeler Ltd. will not violate the covenants.

Foster Wheeler Ltd.’s U.S. operations, which include the corporate center, are cash flow negative and are expected to continue to generate negative cash flow due to a number of factors including the litigation and settlement of asbestos related claims, costs related to Foster Wheeler Ltd.’s indebtedness, obligations to fund U.S. pension plans, and other expenses related to corporate overhead.

Management closely monitors liquidity and updates its U.S. cash flow forecasts weekly. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, and working capital needs. Foster Wheeler Ltd.’s current cash flow forecasts indicate that sufficient cash will be available to fund Foster Wheeler Ltd.’s U.S. and foreign working capital needs throughout 2004.

As of December 26, 2003, Foster Wheeler Ltd. had aggregate indebtedness of approximately $1,000,000. The corporate debt must be funded primarily from distributions from foreign subsidiaries. As of December 26, 2003, Foster

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousand of dollars)

2.	Liquidity and Going Concern — (Continued)

Wheeler Ltd. had cash and cash equivalents on hand, short-term investments, and restricted cash totaling $430,200 compared to $429,400 as of December 27, 2002. Of the $430,200 total at December 26, 2003, approximately $366,700 was held by foreign subsidiaries. Foster Wheeler Ltd. is sometimes required to cash collateralize bonding or certain bank facilities. The amount of Foster Wheeler Ltd.’s restricted cash at December 26, 2003 was $52,700, of which $48,000 relates to the non-U.S. operations.

Foster Wheeler Ltd. requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs. Foster Wheeler Ltd.’s current 2004 forecast assumes cash repatriations from its non-U.S. subsidiaries from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends of approximately $61,000. In 2003, Foster Wheeler Ltd. repatriated approximately $100,000 from its non-U.S. subsidiaries.

There can be no assurance that the forecasted foreign cash transfers will occur as there are significant legal and contractual restrictions on Foster Wheeler Ltd.’s ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of Foster Wheeler Ltd.’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory minimum capitalization requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law which could result in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, Foster Wheeler Ltd. may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries or future earnings of those subsidiaries in sufficient amounts to fund its U.S. working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit Foster Wheeler Ltd.’s ability to continue as a going concern.

As part of its debt restructuring plan, Foster Wheeler Ltd. and certain of its subsidiaries filed an amended registration statement with the Securities and Exchange Commission (“SEC”) on December 22, 2003, and as further amended on January 13, 2004, relating to an offer for all of the existing $175,000 Preferred Trust Securities, $210,000 Convertible Notes, $113,300 Robbins bonds, and $200,000 2005 Senior Notes (the “Senior Notes”) due 2005.

On February 5, 2004, Foster Wheeler Ltd. announced, in support of its restructuring activities, a number of institutional investors have committed to provide $120,000 of new financing to Foster Wheeler Ltd. to replace the current term loan and the revolving credit facility portions of its Senior Credit Facility. This commitment is contingent upon the completion of the proposed exchange offer. Additionally, Foster Wheeler Ltd. has discontinued its previously announced plans to divest one of its European operating units.

The total amount of debt and preferred trust securities subject to the exchange offer is approximately $700,000. Interest expense incurred on this debt in 2003 totaled approximately $55,000. Foster Wheeler Ltd. is offering a mix of equity as well as debt with longer maturities in exchange for these securities. Foster Wheeler Ltd. anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer; however, there can be no assurance that Foster Wheeler Ltd. will complete the exchange offer on acceptable terms, or at all.

Failure by Foster Wheeler Ltd. to achieve its cash flow forecast or to complete the components of the restructuring plan on acceptable terms would have a material adverse effect on Foster Wheeler Ltd.’s and the Company’s financial condition. These matters raise substantial doubt about Foster Wheeler Ltd.’s and the Company’s ability to continue as a going concern.

In August 2002, Foster Wheeler Ltd. finalized a Senior Credit Facility with its lender group. This facility included a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility, which expires on April 30, 2005. The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries. The Senior Credit Facility has no required repayments prior to maturity on April 30, 2005. The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. Foster Wheeler Ltd. retained the first $77,000 of such amounts and also retains a 50% share of the balance. With the sale of the Foster Wheeler Environmental Corporation net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, principal prepayments of $11,800 were made on the term loan during 2003.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousand of dollars)

2.	Liquidity and Going Concern — (Continued)

The financial covenants in the agreement commenced at the end of the first quarter 2003 and include a senior leverage ratio and a minimum EBITDA defined in the agreement, as amended. Compliance with these covenants is measured quarterly. The EBITDA covenant compares the actual average rolling four quarter EBITDA, as adjusted in the Senior Credit Facility, to minimum EBITDA targets. The senior leverage covenant compares actual average rolling EBITDA, as adjusted in the Senior Credit Facility, to total senior debt. The resultant multiple of debt to EBITDA must be less than maximum amounts specified in the Senior Credit Facility. Management’s current forecast indicates that Foster Wheeler Ltd. will be in compliance with these covenants throughout 2004.

Amendment No. 1 to the Senior Credit Facility, obtained on November  8, 2002, provides covenant relief of up to $180,000 of gross pretax charges recorded by Foster Wheeler Ltd. in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. As of December 26, 2003, $31,000 of the contingency risks were favorably resolved, and additional project reserves were established for $32,000 leaving a contingency balance of $0.

Amendment No. 2 to the Senior Credit Facility, entered into on March  24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, Foster Wheeler Ltd. made a prepayment of principal in the aggregate amount of $10,000 in March 2003.

Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. In connection with this amendment to the Senior Credit Facility, Foster Wheeler Ltd. agreed to pay on March 31, 2004 a fee equal to 5% of the lenders’ credit exposure on March 31, 2004 if Foster Wheeler Ltd. has not made a prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. Foster Wheeler Ltd. expects the gross amount of this fee, if required, will be approximately $14,000, which has been accrued and included in Foster Wheeler Ltd.’s liquidity forecast.

Holders of Foster Wheeler Ltd.’s Senior Notes due November 15, 2005 have a security interest in the stock and debt of certain of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the revolving portion of the Senior Credit Facility. As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $164,900 as of December 26, 2003) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

Foster Wheeler Ltd. finalized a sale/leaseback arrangement in the third quarter of 2002 for an office building at its corporate headquarters. This capital lease arrangement leases the facility to Foster Wheeler Ltd., for an initial non-cancelable period of 20 years.

In the third quarter of 2002, Foster Wheeler Ltd. entered into a receivables financing facility that matures on August 15, 2005 and is secured by a portion of certain of Foster Wheeler Ltd.’s domestic trade receivables. Under this agreement, Foster Wheeler Ltd. has the ability to borrow up to a maximum of $40,000 using eligible trade accounts receivable as collateral. The facility is subject to covenant compliance. The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding.

No borrowings were outstanding under this facility as of December 26, 2003 or December 27, 2002.

On January 26, 2004, subsidiaries in the UK entered into a two year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provides for up to $45,000 of additional revolving loans available to provide working capital which may be required by these subsidiaries as they seek to grow the business by pursuing a larger volume of lump sum EPC contracts. The facility is secured by substantially all of the assets of these subsidiaries. The facility is subject to covenant compliance. Such covenants include a minimum EBITDA level and a loan to EBITDA ratio. As of March 10, 2004, the facility remains undrawn.

The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management’s forecast indicates that Foster Wheeler Ltd. will be in compliance

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousand of dollars)

2.	Liquidity and Going Concern — (Continued)

with the debt covenants throughout 2004. However, there can be no assurance that the actual financial results will match the forecasts or that Foster Wheeler Ltd. will not violate the covenants. If Foster Wheeler Ltd. violates a covenant under the Senior Credit Facility, the sale/leaseback arrangement, or receivables financing arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a default under the following agreements: the Senior Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the Subordinated Robbins Facility exit funding obligations, and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well. The total amount of Foster Wheeler Ltd. debt that could be accelerated, including the amount outstanding under the Senior Credit Facility, is $919,300 as of December 26, 2003. Foster Wheeler Ltd. would not be able to repay amounts borrowed if the payment dates were accelerated. The debt covenants and the potential payment acceleration requirements raise substantial doubts about Foster Wheeler Ltd.’s and the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On March 18, 2003, Foster Wheeler Ltd. received a formal notice from the New York Stock Exchange (“NYSE”) indicating that Foster Wheeler Ltd. was below the continued listing criteria of a total market capitalization of not less than $50,000 over a 30-day trading period and shareholders’ equity of not less than $50,000. Following discussions with Foster Wheeler Ltd. in May 2003, the NYSE permitted Foster Wheeler Ltd.’s securities to continue to be listed subject to Foster Wheeler Ltd.’s return to compliance with the continued listing standard within 18 months of receipt of the notice and further subject to quarterly review by the NYSE. At that time, Foster Wheeler Ltd.’s ticker symbol was designated with the suffix “bc” indicating that it was below compliance with the NYSE listing standards. Following its most recent review, the NYSE determined to de-list Foster Wheeler Ltd. as of November 14, 2003 based on its inability to meet the NYSE’s minimum shareholders’ equity requirement of positive $50,000. Foster Wheeler Ltd.’s common stock now trades on the Pink Sheets and its common stock and 9.00% FW Preferred Capital Trust I securities are quoted and traded on the Over-the-Counter Bulletin Board (“OTCBB”).

Under Bermuda law, the consent of the Bermuda Monetary Authority (“BMA”) is required prior to the transfer by non-residents of Bermuda of a Bermuda company’s shares. Since becoming a Bermuda company, Foster Wheeler Ltd. has relied on an exemption from this rule provided to NYSE-listed companies. Due to Foster Wheeler Ltd. being de-listed, this exemption is no longer available. To address this issue, Foster Wheeler Ltd. obtained the consent of the BMA to transfers between non-residents for so long as Foster Wheeler Ltd.’s shares continue to be quoted in the Pink Sheets or on the OTCBB. Foster Wheeler Ltd. believes that this consent will continue to be available.

3.	Sale of Investment in Foster Wheeler Energia S.A.

In October 2003, the Company sold its investment in Foster Wheeler Energia S.A., a wholly owned subsidiary of Foster Wheeler Europe Limited, a wholly owned subsidiary of the Company, for proceeds of approximately $30,675. The subsidiary was sold to a wholly owned affiliate of Foster Wheeler Ltd. The sales price approximated the carrying value. The Company has reflected this transaction as a reorganization of companies under common control. Accordingly, the accompanying financial statements have been revised to eliminate the activity of Foster Wheeler Energia S.A. from the consolidated statements of financial position, results of operations and cash flows for all periods presented.

The following summarizes the financial position of Foster Wheeler Energia S.A. which has been excluded from the Company’s financial statements.

	For the Years Ended December 31,

	2002	2001

Assets	$87,854	$91,820
Liabilities	42,957	61,818
Revenues	45,873	66,454
Net (loss)/gain	(2,583)	5,409

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousand of dollars)

4.	Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements have been prepared based on accounting principles generally accepted in the United States of America and include the accounts of Foster Wheeler International Holdings, Inc. and all significant domestic and foreign subsidiary companies. All significant intercompany transactions and balances have been eliminated.

The Company’s fiscal year is the 52- or 53- week annual accounting period ending the last Friday in December for domestic companies and December 31 for foreign companies. For domestic companies, the years 2003, 2002 and 2001 included 52 weeks.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, and contingencies, among others. At December 26, 2003, December 27, 2002 and December 28, 2001, the Company has recorded commercial claims of $0, $0 and $50,200, respectively. The 2002 decreases in recorded claims resulted from the collection of $6,500 and provision established for the outstanding balance of commercial claims. The Company revised its estimates in 2002 of claim revenues to reflect recent adverse recovery experience, management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company.

Revenue Recognition on Long-term Contracts — Revenues and profits on long-term fixed-price contracts are recorded under the percentage-of-completion method. Progress towards completion is measured using physical completion of individual tasks for all contracts with a value of $5,000 or greater. Progress towards completion of fixed-priced contracts with a value under $5,000 is measured using the cost-to-cost method.

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

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousand of dollars)

4.	Summary of Significant Accounting Policies — (Continued)

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of approximately $178,000 are maintained by foreign subsidiaries as of December 26, 2003. These subsidiaries require a substantial portion of these funds to support their liquidity and working capital needs. Accordingly, these funds may not be readily available for repatriation.

Restricted Cash — Restricted cash consists of approximately $21,000 and $30,000 at December 26, 2003 and December 27, 2002 that the Company was required to deposit to collateralize letters of credit and bank guarantees.

Short-term Investments— Short-term investments consist primarily of bonds of foreign governments and are classified as available for sale under Financial Accounting Standards Board (“FASB”) Statement No.  115 “Accounting for Certain Investments in Debt and Equity Securities.” Realized gains and losses from sales are based on the specific-identification method. For the years ended 2003, 2002 and 2001, the investment balances and realized and unrealized gains and losses were immaterial.

Trade Accounts Receivable — In accordance with terms of long-term contracts, certain percentages of billings are withheld by customers until completion and acceptance of the contracts. Final payments of all such amounts withheld, which might not be received within a one-year period, are indicated in Note 6. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets. Trade accounts receivable are continually evaluated in accordance with corporate policy. Provisions are established on a project specific basis when there is an issue associated with the client’s ability to make payments or there are circumstances where the client is not making payment due to contractual issues. Customer payment history, within the various markets served and general economic trends are also evaluated when considering the necessity of a provision.

Accounts and Notes Receivable Other — Accounts receivable and notes receivable other consist primarily of receivables from affiliated companies of $18,658 at December 26, 2003 and $27,322 at December 27, 2002, foreign refundable value-added tax, and accrued interest receivable.

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

Investments and Advances — The Company uses the equity method of accounting for investment ownership of between 20% and 50% in affiliates unless significant economic considerations indicate that the cost method is appropriate due to lack of controlling financial interest. Investment ownership of less than 20% in affiliates is carried at cost.

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

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousand of dollars)

4.	Summary of Significant Accounting Policies — (Continued)

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

Provision is made for Federal income taxes which may be payable on foreign subsidiary earnings to the extent that the Company anticipates they will be remitted. Unremitted earnings of foreign subsidiaries which have been, or are intended to be, permanently reinvested (and for which no Federal income tax has been provided) aggregated $165,952 as of December  26, 2003. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

Foreign Currency — Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and income and expenses and cash flows at monthly weighted-average rates.

	2003	2002	2001

Cumulative transition adjustment at beginning of year	$(49,257)	$(73,277)	$(64,426)
Current year foreign currency adjustment	(13,640)	24,020	(8,851)

Cumulative transition adjustment at end of year	$(62,897)	$(49,257)	$(73,277)

For the years 2003, 2002 and 2001 the Company recorded an after-tax net foreign currency transaction gain of $4,701, $1,918 and $3,294 respectively.

The Company enters into foreign exchange contracts in its management of foreign currency exposures related to commercial contracts. Changes in the fair value of derivative contracts that qualify as designated cash flow hedges are deferred until the hedged forecasted transaction affects earnings. Amounts receivable (gains) or payable (losses) under foreign exchange hedges are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133. At December 26, 2003 and December 27, 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded in the year ended December 26, 2003 an after-tax gain on derivative instruments of approximately $401 and for the year ended December 27, 2002, recorded an after-tax loss on derivative instruments of approximately $261.

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method.

Stock Option Plans — Foster Wheeler Ltd. has fixed option plans which reserve shares of common stock for issuance to executives, key employees, and directors. Employees of the Company participate in these plans. Foster Wheeler Ltd. and the Company have adopted the disclosure-only provision of the SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock Based Compensation — Transition and Disclosure.” Accordingly, no compensation cost has been recognized by the Company relating to these stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2003, 2002, and 2001 consistent with the provisions of SFAS No. 123, the Company’s net earnings/(loss) would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001

Net earnings/(loss) — as reported	$2,142	$(30,494)	$303
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for awards net of taxes of $5 in 2003, $286 in 2002 and $144 in 2001	8	572	314

Net earnings/(loss) — pro forma	$2,134	$(31,066)	$(11)

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousand of dollars)

4.	Summary of Significant Accounting Policies — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001

Dividend yield	0.00%	0.00%	1.36%
Expected volatility	88.23%	83.62%	79.20%
Risk-free interest rate	3.22%	2.90%	4.23%
Expected life (years)	5.0	5.0	5.0

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

Information regarding these option plans for the years 2003, 2002, and 2001 is as follows (presented in actual number of shares):

	2003		2002		2001

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Options outstanding, beginning of year	1,379,228	$9.00	629,933	$17.64	490,433	$21.61
Options exercised	—		—		(24,000)	9.56
Options granted	17,145	1.17	756,545	1.64	163,500	5.69
Options cancelled or expired	(13,750)	4.28	(7,250)	10.86	—	—

Options outstanding, end of year	1,382,623	$8.96	1,379,228	$9.00	629,933	$17.86

Option price range at end of year	$1.17 – $42.1875		$1.64 – $42.1875		$5.6875 – $42.1875

Option price range for exercised shares	$—		$—		$9.00 – $13.50

Options available for grant at end of year	506,846		445,069		430,180

Weighted-average fair value of
options granted during the year	$0.79		$1.11		$2.80
Options exercisable at end of year	815,282		622,683		466,433
Weighted-average exercise price of
exercisable options at end of year	$13.79		$17.94		$22.13

The following table summarizes information about fixed-price stock options outstanding as of December 26, 2003:

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousand of dollars)

4.	Summary of Significant Accounting Policies — (Continued)

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/26/03	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/26/03	Weighted- Average Exercise Price

$29.7500	61,100	2 years	$29.75	61,100	$29.75
42.1875	14,583	3 years	42.19	14,583	42.19
36.9375	62,000	4 years	36.94	62,000	36.94
27.6250	88,000	5 years	27.63	88,000	27.63
13.50 – 15.0625	181,750	6 years	14.29	181,750	14.29
9.0000	54,000	7 years	9.00	54,000	9.00
5.6875	157,500	8 years	5.69	105,000	5.69
1.6400	746,545	9 years	1.64	248,849	1.64
1.1700	17,145	10 years	1.17	—	—

	1,382,623			815,282

Recent Accounting Developments — In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation requires consolidation by business enterprises of variable interest entities which have one or both of the following characteristics:

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousand of dollars)

4.	Summary of Significant Accounting Policies — (Continued)

•	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; and

•	The equity investors lack one or more of the following essential characteristics of a controlling financial interest: a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights; b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; and c) the right to receive expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected loss.

FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, the effective date of FIN 46 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 was deferred until the end of the first interim or annual period ending after March 15, 2004.

Based on the Company’s preliminary assessment of the impact of this interpretation, management does not believe any of the Company’s currently unconsolidated variable interest entities are required to be included in its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made: (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133; (2) in connection with the other FASB projects dealing with financial instruments; and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not impact the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability, many of which had been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This statement does not impact the financial instruments issued by the Company prior to May 31, 2003 and there have been no issuances of financial instruments by the Company since that date.

In December 2003, the FASB issued SFAS No. 132R “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132R requires the following disclosures: (1) the dates on which plan’s assets and obligations are measured, (2) reporting entities must segregate data on the market values of plan assets into broad asset categories, (3) a narrative description of the investment policy of plan assets, (4) a narrative description for the basis for the development of the expected long-term rate of return of plan assets, (5) expected contributions to be made to the plan on a cash basis over the next fiscal year and (6) expected benefit payments for each of the next ten fiscal years. These changes are effective for fiscal years ending after December 15, 2003, with the exception of (1) expected benefit payments and (2) foreign plans which are delayed until fiscal years ending after June 15, 2004. SFAS No. 132R requires disclosure of two items in quarterly interim reports. These requirements are the net benefit cost and contribution made during the fiscal year. The Company adopted the disclosure requirements of this standard, including the foreign plans.

5.	Research and Development

For the years 2003, 2002, and 2001, approximately $0, $500 and $1,800, respectively, were spent on Company-sponsored research activities. During the same periods, approximately $3,500, $2,300 and $2,400, respectively, were spent on customer-sponsored research activities.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousand of dollars)

6.	Accounts and Notes Receivable — Trade

The following table shows the components of trade accounts and notes receivable:

	2003	2002
From long-term contracts:
Amounts billed due within one year	$171,603	$150,487

Retention — Billed:
Estimated to be due in:
2003	—	18,574
2004	2,868	5,702
2005	128	—
2006	656	—

Total billed	3,652	24,276

Retention — Unbilled:
Estimated to be due in:
2003	—	51,564
2004	51,731	—
2005	234	—
2006	—	4
2007	2,698	—

Total unbilled	54,663	51,568

Total retentions	58,315	75,844

Total receivables from long-term contracts	229,918	226,331
Other trade accounts and notes receivable	56	389

Gross Trade Accounts and Notes Receivable	229,974	226,720
Less allowance for doubtful accounts	15,006	14,399

Net Trade Accounts and Notes Receivable	$214,968	$212,321

Unbilled amounts are billed in accordance with contract provisions which include monthly, milestone and other billing criteria.

Changes in the allowance for doubtful accounts in 2003, 2002, and 2001 are presented below.

	2003	2002	2001

Balance at beginning of year	$14,399	$2,988	$3,347
Additions charged to expense	7,631	19,019	1,207
(Deductions)/amounts recovered	(7,024)	(7,608)	(1,566)

Balance at end of year	$15,006	$14,399	$2,988

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousand of dollars)

7.	Contracts in Process and Inventories

The following table shows the elements included in contract in process as related to long-term contracts:

	2003	2002

Contracts in Process
Costs plus accrued profits less earned revenues on contracts currently in process	$32,501	$56,032
Less progress payments	3,873	—

Net	$28,628	$56,032

Costs of inventories are shown below:

	2003	2002

Inventories
Materials and supplies	$—	$634
Finished goods	897	223

	$897	$857

8.	Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	2003	2002

Land and land improvements	$32	$27
Buildings	22,791	20,384
Equipment	101,890	92,216
Construction in progress	—	49

	$124,713	$112,676

Depreciation expense for the years 2003, 2002, and 2001 was $7,440, $9,257, and $10,082, respectively.

9.	Advances, Investments and Equity Interests

The Company owns a non-controlling equity interest in two energy projects and one waste-to-energy project; all are located in Italy. Two of the projects are each 42% owned while the third is 49% owned by the Company. Following is summarized financial information for the Company’s equity affiliates combined, as well as the Company’s interest in the affiliates.

	2003	2002

Balance Sheet Data:
Current assets	$94,525	$79,569
Other assets (primarily buildings and equipment)	409,267	344,993
Current liabilities	31,445	19,429
Other liabilities (primarily long-term debt)	385,047	344,148

Net assets	$87,300	$60,985

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousand of dollars)

9.	Advances, Investments and Equity Interests — (Continued)

	2003	2002	2001

Total revenues	$216,006	$168,421	$156,639
Gross earnings	56,355	42,819	44,118
Income before taxes	38,062	31,013	21,290

Net earnings	$22,082	$17,303	$11,627

As of December 26, 2003, the Company’s share of the net earnings and investment in the equity affiliates totaled $9,738 and $36,681, respectively. The Company has guaranteed certain performance obligations of such projects. The Company’s average contingent obligations under such guarantees are approximately $1,800 per year in total for the three projects.

The undistributed retained earnings of the Company’s equity investees amounted to approximately $28,500 and $17,000 at December 26, 2003 and December 27, 2002, respectively.

Additionally, at December 26, 2003 the Company holds investments in unconsolidated affiliates of $51,544 carried at cost since the Company does not hold a controlling financial interest. The Company has made advances of $29,046 to its third-party equity investees.

10.	Bank Loans

The bank loan outstanding at the end of 2002 of $13,266 was paid off during 2003. The approximate weighted- average interest rate on borrowings during 2002 was 4.14%.

The Company had unused lines of credit for short-term bank borrowings of $1,860 at the end of 2003.

Interest costs on bank loans incurred in 2003, 2002, and 2001 were $440, $702 and $1,774, respectively.

11.	Income Taxes

The components of earnings/(loss) before income taxes for the years 2003, 2002 and 2001 were taxed under the following jurisdictions:

	2003	2002	2001

Domestic	$17,954	$13,761	$7,212
Foreign	2,261	(37,642)	7,022

Total	$20,215	$(23,881)	$14,234

The provision/(benefit) for income taxes on those earnings/(loss) was as follows:

Current tax (benefit)/expense:	2003	2002	2001

Domestic	$5,000	$1,646	$213
Foreign	22,481	14,643	9,331

Total current	27,481	16,289	9,544

Deferred tax (benefit)/expense:
Domestic	—	—	—
Foreign	(9,408)	(9,676)	4,387

Total deferred	(9,408)	(9,676)	4,387

Total provision for incomes taxes	$18,073	$6,613	$13,931

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousand of dollars)

11.	Income Taxes — (Continued)

Deferred tax assets (liabilities) consist of the following:

	2003	2002	2001

Net operating loss carryforwards	$31,794	$29,146	$27,177
Valuation allowance	(39,353)	(36,324)	(30,803)
Fixed assets and operating leases	26,252	27,605	19,973
Pension	25,839	38,603	(29,742)
Other	4,303	644	1,596
Difference between book and tax recognition of income	(87)	(580)	(157)
Tax credit carryforwards	1,354	5,097	535
Contract and bonus reserve	22,109	17,500	10,036

Net deferred tax assets (liabilities)	$72,211	$81,691	$(1,385)

Tax credit carryforwards were generated in foreign subsidiaries. As reflected above, the Company has recorded various deferred tax assets. Realization is dependent on generating sufficient taxable income. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. The valuation allowance increased by $3,029 in 2003 and by $5,521 in 2002. Such increase is required under SFAS No.109, “Accounting for Income Taxes” when there is an evidence of losses from operations in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided in the current year do not begin expiring until 2013 and beyond, based on the current tax laws.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings/(loss) before income taxes, as a result of the following:

	2003	2002	2001

Tax provision/(benefit) at U.S. statutory rate	35.0%	(35.0)%	35.0%
Permanent differences/non-deductible expenses	32.7%	126.3%	(2.7)%
Alternative minimum tax	18.6%	5.1%	1.5%
Valuation allowance	15.0%	23.2%	34.6%
Foreign rate differential	21.9%	(6.8)%	27.7%
Foreign tax credit utilized	(32.8)%	(89.9)%	0.0%
Other	(1.0)%	4.8%	1.8%

	89.4%	27.7%	97.9%

12.	Pensions, Postretirement and Other Employee Benefits

Pension Benefits —The Company’s subsidiaries in the United Kingdom and Canada have pension plans which cover all full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation. At December 26, 2003, the Company recognized a cumulative minimum liability in its consolidated financial statements for the underfunded amount of $200,109 pretax, resulting in a cumulative pretax charge to Other Comprehensive Income/(Loss). This represents a reduction in the minimum liability of $43,612 from the prior year, including the impact of foreign currency translation. At December 27, 2002, the Company recognized a cumulative minimum liability in its consolidated financial statements for the underfunded amount of $243,721 pretax, resulting in an after-tax charge to Other Comprehensive Income/(Loss) of $170,303. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

The following table contains the disclosures for pension benefits for the years 2003, 2002 and 2001.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousand of dollars)

12.	Pensions, Postretirement and Other Employee Benefits — (Continued)

	Pension Benefits

	2003	2002

Projected Benefit Obligation (PBO)
PBO at beginning of period	$487,733	$352,316
Service cost	13,071	12,374
Interest cost	27,799	20,502
Plan participants contributions	7,282	5,690
Plan amendments	1,961	3,091
Actuarial loss	157	73,212
Benefits paid	(22,073)	(16,810)
Special termination benefits/other	993	(1,291)
Foreign currency exchange rate changes	52,193	38,649

PBO at end of period	569,116	487,733

Plan Assets
Fair value of plan assets at beginning of period	310,276	324,106
Actual return on plan assets	51,712	(45,489)
Employer contributions	26,721	24,757
Plan participant contributions	7,282	5,690
Benefits paid	(22,073)	(16,810)
Other	2,668	(8,805)
Foreign currency exchange rate changes	37,402	26,827

Fair value of plan assets at end of period	413,988	310,276

Funded Status
Funded Status	(155,128)	(177,457)
Unrecognized net actuarial loss/(gain)	265,933	286,824
Unrecognized prior service cost	9,893	11,305
Unrecognized transition (asset) obligation	(162)	—
Adjustment for the minimum liability	(200,109)	(243,721)

(Accrued) benefit cost	$(79,573)	$(123,049)

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousand of dollars)

12.	Pensions, Postretirement and Other Employee Benefits — (Continued)

	Pension Benefits

	2003	2002	2001

Net Periodic Benefit Cost
Service cost	$13,071	$12,374	$11,248
Interest cost	27,799	20,502	18,356
Expected return on plan assets	(24,479)	(25,757)	(31,311)
Amortization of transition asset	71	63	64
Amortization of prior service cost	1,460	1,352	1,029
Recognized actuarial loss/(gain) other	20,311	8,340	2,243

Total SFAS No. 87 net periodic pension cost	$38,233	$16,874	$1,629

Assumptions:
	2003	2002	2001

Periodic Benefit Cost
Discount rate	5.60%	5.75%	5.75%
Long-term rate of return	7.50%	8.00%	9.00%
Salary scale	2.40%	4.00%	4.00%

Benefit Obligations	2003	2002

Discount rate	5.40%	5.60%
Salary rate	3.00%	3.30%

Plan measurement date — The measurement date for all of the Company’s defined benefit plans is December 31 of each year for both plan assets and obligations.

Accumulated benefit obligation —The accumulated benefit obligations (ABO) for the Company’s plans totaled approximately $500,000 and $444,000 at year end 2003 and 2002, respectively. As previously discussed, the Company recorded charges to other comprehensive income/(loss) in each of the years 2000 through 2003, due to ABO exceeding the fair value of plan assets.

Investment policy — Each of the Company’s plans is governed by a written investment policy.

The investment policy of the U.K. plan is designed to improve the ongoing funding level of the plan while gradually, over time, changing the mix of investment allocation between equities and bonds to more fully match the liabilities of the plan. The bond and equity allocations range from 40% bonds and 60% equities to 50% bonds and 50% equities, depending on the funding level.

The investment policy of the Canadian plans uses a balanced approach and allocates investments in pooled funds in accordance with the policy’s asset mix guidelines. These guidelines identify target, maximum and minimum allocations by asset class. The target allocation is 45% bonds, 50% equities and 5% cash. The minimum and maximum allocations are: 42.5% to 57.5% equities; 40% to 50% bonds; and 2.5% to 7.5% cash.

Long-term rate of return assumptions — The expected long-term rate of return on plan assets is developed using weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. The long-term rate of return is reviewed annually by the Company for its funded plans and adjusted if required. The weighted-average expected long-term rate of return on plan assets has declined from 9.00% to 7.50% over the past three years.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousand of dollars)

12.	Pensions, Postretirement and Other Employee Benefits — (Continued)

Plan Asset Allocations	2003	2002

U.K. Plans
U.K. equities	38%	39%
Non-U.K. equities	25%	24%
U.K. fixed income securities	32%	34%
Non-U.K. fixed income securities	0%	0%
Other	5%	3%

Total	100%	100%

Canadian Plans
Canadian equities	23%	24%
Non-Canadian equities	26%	25%
Canadian fixed income securities	44%	45%
Non-Canadian fixed income securities	0%	0%
Other	7%	6%

Total	100%	100%

Contributions — The Company expects to contribute approximately $26,664 to its pension plan in 2004.

Other Employee Benefits — The Company’s subsidiaries in Italy participate in a government mandated indemnity program for its employees. Accordingly, the Company accrues one month’s salary per employee for each year of the employee’s service, payable when the employee leaves the Company. In 2003, 2002 and 2001, the Company recorded an expense of approximately $3,700, $3,300 and $3,200, respectively. A liability of $25,176 in 2003 and $20,639 in 2002 related to the Company’s obligation in connection with this program is included in pension, postretirement and other employee benefits obligation on the consolidated balance sheet.

13.	Sale/leaseback Transactions

The Company entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the U.K. in 1999. In connection with these transactions, the Company recorded deferred gains which are being amortized to income over the term of the respective leases. The amortization was $3,622, $3,197 and $3,080 for the years ended 2003, 2002 and 2001, respectively. As of December 26, 2003 and December 27, 2002, the balance of the deferred gains was $74,151 and $69,540, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheet. The year-over-year increase in the deferred gain balance was primarily due to a change in foreign currency translation rates.

14.	Operating Leases

The Company and certain of its subsidiaries are obligated under other operating lease agreements primarily for office space. Rental expense for these leases totaled $19,588 in 2003, $16,084 in 2002, and $16,481 in 2001. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2004	$19,984
2005	18,648
2006	15,795
2007	13,766
2008	12,208
Thereafter	149,771

$230,172

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousand of dollars)

15.	Derivative Financial Instruments

The Company’s activities expose it to risks related to the effect of changes in the foreign-currency exchange rates. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133. At December 26, 2003 and December 27, 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded in the year ended December 26, 2003 a pretax gain on derivative instruments of $617 and in the year ended December 27, 2002 a pretax loss of $402, which were recorded in the cost of operating revenues on the consolidated statement of operations and comprehensive income/(loss). The Company is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated A or better by Standard & Poor’s or A2 or better by Moody’s. As of December 26, 2003, approximately $19,900 was owed to the Company by counterparties and approximately $7,800 was owed by the Company to counterparties. A $517 net of tax loss was recorded in other comprehensive income as of December 28, 2001. This amount was reclassified to earnings in 2002 as the Company no longer qualified for deferral under SFAS No.133.

The maximum term over which the Company is hedging exposure to the variability of cash flows is 12 months.

16.	Warranty Reserves

The Company provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

Balance as of December 28, 2001	$16,500
Accruals	12,300
Settlements	(1,500)
Adjustments to provisions	(4,000)

Balance as of December 27, 2002	$23,300
Accruals	21,200
Settlements	(1,900)
Adjustments to provisions	(900)

Balance as of December 26, 2003	$41,700

17.	Litigation and Uncertainties

In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment or plant construction and seeking resulting alleged damages. Additionally, the Company evaluates its non-contract exposures and records accruals as necessary. Based on its knowledge of the facts and circumstances relating to the Company’s liabilities, if any, and to its insurance coverage, management of the Company believes that the disposition of such suits will not result in material charges against assets or earnings materially in excess of amounts previously provided in the accounts. During 2002, approximately $5,000 was accrued related to exposures. This charge was recorded in other deductions on the consolidated statement of operations and comprehensive income/(loss).

The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings cannot be estimated with certainty.

18.	Financial Instruments and Risk Management

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values:

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousand of dollars)

18.	Financial Instruments and Risk Management — (Continued)

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

Carrying Amounts and Fair Values — The estimated fair values of the Company’s financial instruments are as follows:

	2003		2002

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$178,050	$178,050	$155,073	$155,073
Restricted cash	21,123	21,123	30,169	30,169
Third-party long-term debt	1,423	1,423	424	424
Intercompany notes receivable — current	564	—	37,992	—
Intercompany notes receivable — long-term	25,883	—	25,883	—
Intercompany notes payable — current	7,488	—	18,944	—
Intercompany notes payable — long-term	129,283	—	134,372	—
Derivatives:
Foreign currency contracts	215	215	(402)	(402)

In the ordinary course of business, the Company is contingently liable for performance under letters of credit, bank guarantees and surety bonds totaling $159,298 and $216,389 as of December 26, 2003 and December 27, 2002, respectively. In the Company’s past experience, no material claims have been made against these financial instruments. Management of the Company does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

As of December 26, 2003, the Company had $27,724 of foreign currency contracts outstanding. These foreign currency contracts mature during 2004. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. As of December 26, 2003 and December 27, 2002, the Company had no significant concentrations of credit risk.

19.	Related Party Transactions

The Company enters into long-term contracts as a subcontractor and/or performs subcontract work for certain Foster Wheeler affiliates. Included in the consolidated statement of operations and comprehensive income/(loss) for 2002, 2001 and 2000 related to these contracts and intercompany borrowings is the following:

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousand of dollars)

19.	Related Party Transactions — (Continued)

	2003	2002	2001

Operating revenues	$4,272	$8,882	$12,648
Cost of operating revenues	10,757	29,926	53,604
Interest income	4,816	6,293	6,362
Interest expense	4,105	5,899	6,239

Costs incurred by Foster Wheeler Ltd. and certain of its affiliates on behalf of the Company are charged to the Company through a management fee. These fees represent management’s estimation of a reasonable allocation of the Company’s share of such costs. These costs, plus royalty fees, are included in costs and expenses and totaled $18,886, $23,146 and $14,503 in 2003, 2002 and 2001, respectively.

Included in the consolidated balance sheet for 2003 and 2002 related to long-term contract activity and intercompany borrowings with Foster Wheeler affiliates is the following:

	2003	2002

Accounts and notes receivable — other	$18,658	$27,322
Intercompany notes receivable	26,447	63,875
Accounts payable	49,439	65,915
Intercompany notes payable	139,174	153,551

Intercompany notes payable includes $103,400 which bears interest at LIBOR plus .375% and $25,883 which bears interest at 2.0%.

Also reflected in the consolidated balance sheet, due to the uncertainty of collection based on the going concern issues addressed in Note 2, the Company reduced intercompany notes receivable and charged shareholder’s (deficit) for its notes receivable from U.S. affiliates. The year-over-year change is reflected in the Consolidated Statement of Changes in Shareholder’s (Deficit)/Equity and the Consolidated Statement of Cash Flows. The impact on shareholder’s deficit was a reduction of $65,151 and $10,539 at December 26, 2003 and December 27, 2002, respectively.

Additionally, at December 26, 2003 the Company held investments in unconsolidated affiliates of $51,544 at cost.

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 26, 2003, December 27, 2002, and December 28, 2001.

20.	Security Pledged as Collateral

Foster Wheeler LLC issued $200,000 Notes (“Senior Notes”) in the public market, which bear interest at a fixed rate of 6.75% and are due November 15, 2005. Holders of the Senior Notes have a security interest in the stock and debt of Foster Wheeler LLC’ s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the Senior Credit Facility. As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $164,900 December 26, 2003) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

21.	Subsequent Events

On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provides for up to $45,000 of additional liquidity to provide working capital which may be required by these subsidiaries as they seek to grow the business by pursuing a larger volume of lump sum EPC contracts. The facility is secured by substantially all of the assets of these subsidiaries. The facility is subject to covenant compliance. Such covenants include a minimum EBITDA level and a loan to EBITDA ratio. As of March 10, 2004, the facility remains undrawn.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Financial Statements
December 26, 2003

Back to Contents

Report of Independent Auditors

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income/(loss), of cash flows and of shareholder’s (deficit)/equity present fairly, in all material respects, the financial position of Foster Wheeler International Corporation and Subsidiaries (the “Company”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 26, 2003 and December 27, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company and the Parent will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 26, 2003 and has a shareholders’ deficit of $872,400,000 at December 26, 2003. The Parent has substantial debt obligations and during 2003 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations, assets sales and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. The stock and debt of the Company has been pledged as collateral to the holders of the $200,000,000 Senior Notes issued by the Parent. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 10, 2004

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(in thousands of dollars)

	For the Year Ended

	December 26, 2003	December 27, 2002	December 28, 2001

		(restated) (see Note 3)	(restated) (see Note 3)
Revenues:
Operating revenues	$2,082,018	$1,593,594	$1,439,218
Interest income (including $4,816 in 2003, $6,293 in 2002 and $6,362 in 2001 with affiliates)	8,810	11,278	11,604
Other income	41,907	33,812	36,760

Total Revenues	2,132,735	1,638,684	1,487,582

Costs and Expenses:
Cost of operating revenues	1,994,210	1,561,074	1,378,153
Selling, general and administrative expenses	78,963	65,986	78,493
Other deductions	34,772	28,819	8,690
Interest expense (including $4,105 in 2003, $5,899 in 2002 and $6,239 in 2001 with affiliates)	4,545	6,600	8,012

Total Costs and Expenses	2,112,490	1,662,479	1,473,348

Earnings/(loss) before income taxes	20,245	(23,795)	14,234
Provision for income taxes	18,073	6,613	13,931

Net earnings/(loss)	2,172	(30,408)	303
Other comprehensive income/(loss):
Cumulative effect on prior years (to December 31, 2000) of a change in accounting principle for derivative instruments designated as cash flow hedges (net of taxes of $399 in 2001)	—	—	739
Change in net loss on derivative instruments designated as cash flow hedges (net of taxes of $279 in 2002 and $(678) in 2001)	—	517	(1,256)
Change in accumulated translation adjustment during the year	(13,640)	24,020	(8,851)
Minimum pension liability adjustment (net of tax provision/(benefit): $18,886 in 2003 and ($73,400) in 2002)	44,483	(170,303)	—

Comprehensive income/(loss)	$33,015	$(176,174)	$(9,065)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars)

	December 26, 2003	December 27, 2002

		(restated) (see Note 3)
ASSETS
Current Assets:
Cash and cash equivalents	$178,050	$155,032
Short-term investments	—	41
Accounts and notes receivable:
Trade	214,968	212,321
Other (including $18,658 in 2003 and $27,322 in 2002 with affiliates)	45,259	45,904
Intercompany notes	564	37,992
Contracts in process	28,628	56,032
Inventories	897	857
Prepaid, deferred and refundable income taxes	30,033	37,946
Prepaid expenses	7,466	7,839

Total current assets	505,865	553,964

Land, buildings and equipment	124,713	112,676
Less accumulated depreciation	96,094	83,183

Net book value	28,619	29,493

Restricted cash	21,123	30,169
Notes and accounts receivable — long-term	1,654	1,425
Intercompany notes receivable — long-term	25,883	25,883
Investment and advances	117,272	93,002
Other assets	9,537	8,387
Deferred income taxes	56,334	69,381

TOTAL ASSETS	$766,287	$811,704

LIABILITIES AND SHAREHOLDER’S (DEFICIT)
Current Liabilities:
Current installments on long-term debt	$440	$105
Bank loans	—	13,266
Accounts payable (including $49,439 in 2003 and $63,915 in 2002 with affiliates)	185,125	181,058
Accrued expenses	123,702	106,880
Intercompany notes payable	7,488	18,944
Estimated costs to complete long-term contracts	257,339	197,333
Advance payments by customers	32,380	65,492
Income taxes	28,962	35,254

Total current liabilities	635,436	618,332

Long-term debt less current installments	983	319
Intercompany notes payable — long-term	129,283	134,372
Deferred income taxes	5,438	6,638
Pension, postretirement and other employee benefits	78,210	117,457
Other long-term liabilities and minority interest	74,231	69,883
Commitment and contingencies	—	—

TOTAL LIABILITIES	923,581	947,001

Shareholder’s (Deficit)
Common stock, no par value, 1,000 shares authorized, 25 shares issued and outstanding	20	20
Capitalization of intercompany notes	(65,151)	(10,539)
Paid-in capital	2,351	2,351
Retained earnings	94,023	92,251
Accumulated other comprehensive loss	(188,537)	(219,380)

TOTAL SHAREHOLDER’S (DEFICIT)	(157,294)	(135,297)

TOTAL LIABILITIES AND SHAREHOLDER’S (DEFICIT)	$766,287	$811,704

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands of dollars)

	December 26, 2003	December 27, 2002	December 28, 2001

		(restated) (see Note 3)	(restated) (see Note 3)
Common Stock
Balance at beginning and end of year	$20	$20	$20

Capitalization of Intercompany Notes
Balance at beginning of year	(10,539)	10,859	(9,158)
Current year activity	(54,612)	(21,398)	20,017

Balance at end of year	(65,151)	(10,539)	10,859

Paid-in Capital
Balance at beginning and end of year	2,351	2,351	2,351

Retained Earnings
Balance at beginning of year	92,251	123,245	178,042
Net earnings/(loss) for the year	2,172	(30,408)	303
Dividends paid	(400)	(586)	(55,100)

Balance at end of year	94,023	92,251	123,245

Accumulated Other Comprehensive Loss
Balance at beginning of year	(219,380)	(73,614)	(64,246)
Cumulative effect on prior years (to December 31, 2000) of a change in accounting principle for derivative instruments designated as cash flow hedges (net of taxes of $399 in 2001)	—	—	739
Change in net loss on derivative instruments designated as cash flow hedges (net of taxes of $279 in 2002 and ($678) in 2001)	—	517	(1,256)
Change in accumulated translation adjustment during the year	(13,640)	24,020	(8,851)
Minimum pension liability adjustment (net of tax provision/(benefit): $18,886 in 2003 and ($73,400) in 2002)	44,483	(170,303)

Balance at end of year	(188,537)	(219,380)	(73,614)

Total Shareholder’s (Deficit)/Equity	$(157,294)	$(135,297)	$62,861

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)

	For the Year Ended

	December 26, 2003	December 27, 2002	December 28, 2001

		(restated) (see Note 3)	(restated) (see Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss)	$2,172	$(30,408)	$303
Adjustments to reconcile net earnings/(loss) to cash flows from operating activities:
Depreciation and amortization	9,294	9,404	10,136
Provision for losses on accounts receivable	7,631	19,019	1,207
Deferred tax	18,515	561	8,426
Net gain on asset sales	(28)	(3,260)	(10,841)
Equity earnings, net of dividends	(12,911)	(9,443)	(6,686)
Other noncash items	5,166	(10,826)	8,854
Changes in assets and liabilities:
Receivables	18,606	33,617	84,886
Contracts in process and inventories	31,745	18,095	8,433
Accounts payable and accrued expenses	(6,267)	4,221	(56,017)
Estimated costs to complete long-term contracts	45,233	42,326	(18,057)
Advance payments by customers	(36,905)	29,376	5,843
Income taxes	2,288	(2,742)	8,331

Net cash provided by operating activities	84,539	99,940	44,818

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	11,214	(30,169)	—
Capital expenditures	(5,586)	(6,716)	(8,640)
Proceeds from sale of properties	375	526	14,575
Decrease/(increase) in investments and advances	940	(6,007)	(10)
Decrease in short-term investments	41	6,280	14,418

Net cash provided/(used) by investing activities	6,984	(36,086)	20,343

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalization of intercompany notes	(54,611)	(21,398)	20,017
Dividends paid	(400)	(586)	(55,100)
Change in notes with affiliates	(9,283)	15,008	(24,281)
Payments of long-term debt	(5)	(619)	—
(Decrease)/increase in bank loans	(13,739)	(2,133)	2,473

Net cash (used) by financing activities	(78,038)	(9,728)	(56,891)

Effect of exchange rate changes on cash and cash equivalents	9,533	4,744	(9,573)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	23,018	58,870	(1,303)
Cash and cash equivalents at beginning of year	155,032	96,162	97,465

CASH AND CASH EQUIVALENTS AT END OF YEAR	$178,050	$155,032	$96,162

Cash paid during the year for:
Interest	$2,091	$4,871	$7,843
Income taxes	$12,851	$6,646	$12,498

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

The Company has transactions and relationships with Foster Wheeler Ltd. and its affiliates. The financial position, results of operations, and cash flows of the Company have been impacted by these transactions and relationships as discussed on Notes 2, 3, 9, 18 and 19.

2.	Liquidity and Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is largely dependent on Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd. may not, however, be able to continue as a going concern. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as Foster Wheeler Ltd. maintaining credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. has incurred significant losses in each of the years in the three-year period ended December 26, 2003, and has a shareholders’ deficit of $872,400. Foster Wheeler Ltd. has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. As described in more detail below, Foster Wheeler Ltd. received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the credit facilities were amended to provide covenant relief of up to $180,000 of gross pretax charges recorded in the third quarter of 2002 and also to provide that up to an additional $63,000 in pretax charges related to specific contingencies could be excluded from the covenant calculation through December 2003, if incurred. In March 2003, the Senior Credit Facility was again amended to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants and the minimum earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) and senior debt ratio. The credit facilities were also amended in July 2003 to provide waivers of the applicable sections of the Senior Credit Facility to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. There is no assurance that Foster Wheeler Ltd. will be able to comply with the terms of the Senior Credit Facility, as amended, and other debt agreements during 2004. Management’s current forecast indicates that Foster Wheeler Ltd. will be in compliance with the financial covenants contained in the Senior Credit Facility throughout 2004. However, there can be no assurances that the actual financial results will match the forecasts or that Foster Wheeler Ltd. will not violate the covenants.

Foster Wheeler Ltd.’s U.S. operations, which include the corporate center, are cash flow negative and are expected to continue to generate negative cash flow due to a number of factors including the litigation and settlement of asbestos related claims, costs related to Foster Wheeler Ltd.’s indebtedness, obligations to fund U.S. pension plans, and other expenses related to corporate overhead.

Management closely monitors liquidity and updates its U.S. cash flow forecasts weekly. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, and working capital needs. Foster Wheeler Ltd.’s current cash flow forecasts indicate that sufficient cash will be available to fund Foster Wheeler Ltd.’s U.S. and foreign working capital needs throughout 2004.

As of December 26, 2003, Foster Wheeler Ltd. had aggregate indebtedness of approximately $1,000,000. The corporate debt must be funded primarily from distributions from foreign subsidiaries. As of December 26, 2003, Foster Wheeler Ltd. had cash and cash equivalents on hand, short-term investments, and restricted cash totaling $430,200 compared to $429,400 as of December 27, 2002. Of the $430,200 total at December 26, 2003, approximately $366,700 was held by foreign subsidiaries. Foster Wheeler Ltd. is sometimes required to cash collateralize bonding or certain bank facilities. The amount of Foster Wheeler Ltd.’s restricted cash at December 26, 2003 was $52,700, of which $48,000 relates to the non-U.S. operations.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2.	Liquidity and Going Concern — (Continued)

Foster Wheeler Ltd. requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs. Foster Wheeler Ltd.’s current 2004 forecast assumes cash repatriations from its non-U.S. subsidiaries from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends of approximately $61,000. In 2003, Foster Wheeler Ltd. repatriated approximately $100,000 from its non-U.S. subsidiaries.

There can be no assurance that the forecasted foreign cash transfers will occur as there are significant legal and contractual restrictions on Foster Wheeler Ltd.’s ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of Foster Wheeler Ltd.’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory minimum capitalization requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law which could result in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, Foster Wheeler Ltd. may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries or future earnings of those subsidiaries in sufficient amounts to fund its U.S. working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit Foster Wheeler Ltd.’s ability to continue as a going concern.

As part of its debt restructuring plan, Foster Wheeler Ltd. and certain of its subsidiaries filed an amended registration statement with the Securities and Exchange Commission (“SEC”) on December 22, 2003, and as further amended on January 13, 2004, relating to an offer for all of the existing $175,000 Preferred Trust Securities, $210,000 Convertible Notes, $113,300 Robbins bonds, and $200,000 2005 Senior Notes (the “Senior Notes”) due 2005.

On February 5, 2004, Foster Wheeler Ltd. announced, in support of its restructuring activities, a number of institutional investors have committed to provide $120,000 of new financing to Foster Wheeler Ltd. to replace the current term loan and the revolving credit facility portions of its Senior Credit Facility. This commitment is contingent upon the completion of the proposed exchange offer. Additionally, Foster Wheeler Ltd. has discontinued its previously announced plans to divest one of its European operating units.

The total amount of debt and preferred trust securities subject to the exchange offer is approximately $700,000. Interest expense incurred on this debt in 2003 totaled approximately $55,000. Foster Wheeler Ltd. is offering a mix of equity as well as debt with longer maturities in exchange for these securities. Foster Wheeler Ltd. anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer; however, there can be no assurance that Foster Wheeler Ltd. will complete the exchange offer on acceptable terms, or at all.

Failure by Foster Wheeler Ltd. to achieve its cash flow forecast or to complete the components of the restructuring plan on acceptable terms would have a material adverse effect on Foster Wheeler Ltd.’s and the Company’s financial condition. These matters raise substantial doubt about Foster Wheeler Ltd.’s and the Company’s ability to continue as a going concern.

In August 2002, Foster Wheeler Ltd. finalized a Senior Credit Facility with its lender group. This facility included a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility, which expires on April 30, 2005. The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries. The Senior Credit Facility has no required repayments prior to maturity on April 30, 2005. The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. Foster Wheeler Ltd. retained the first $77,000 of such amounts and also retains a 50% share of the balance. With the sale of the Foster Wheeler Environmental Corporation net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, principal prepayments of $11,800 were made on the term loan during 2003.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2.	Liquidity and Going Concern — (Continued)

The financial covenants in the agreement commenced at the end of the first quarter 2003 and include a senior leverage ratio and a minimum EBITDA defined in the agreement, as amended. Compliance with these covenants is measured quarterly. The EBITDA covenant compares the actual average rolling four quarter EBITDA, as adjusted in the Senior Credit Facility, to minimum EBITDA targets. The senior leverage covenant compares actual average rolling EBITDA, as adjusted in the Senior Credit Facility, to total senior debt. The resultant multiple of debt to EBITDA must be less than maximum amounts specified in the Senior Credit Facility. Management’s current forecast indicates that Foster Wheeler Ltd. will be in compliance with these covenants throughout 2004.

Amendment No. 1 to the Senior Credit Facility, obtained on November  8, 2002, provides covenant relief of up to $180,000 of gross pretax charges recorded by Foster Wheeler Ltd. in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. As of December 26, 2003, $31,000 of the contingency risks were favorably resolved, and additional project reserves were established for $32,000 leaving a contingency balance of $0.

Amendment No. 2 to the Senior Credit Facility, entered into on March  24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, Foster Wheeler Ltd. made a prepayment of principal in the aggregate amount of $10,000 in March 2003.

Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. In connection with this amendment to the Senior Credit Facility, Foster Wheeler Ltd. agreed to pay on March 31, 2004 a fee equal to 5% of the lenders’ credit exposure on March 31, 2004 if Foster Wheeler Ltd. has not made a prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. Foster Wheeler Ltd. expects the gross amount of this fee, if required, will be approximately $14,000, which has been accrued and included in Foster Wheeler Ltd.’s liquidity forecast.

Holders of Foster Wheeler Ltd.’s Senior Notes due November 15, 2005 have a security interest in the stock and debt of certain of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the revolving portion of the Senior Credit Facility. As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $164,900 as of December 26, 2003) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

Foster Wheeler Ltd. finalized a sale/leaseback arrangement in the third quarter of 2002 for an office building at its corporate headquarters. This capital lease arrangement leases the facility to Foster Wheeler Ltd., for an initial non-cancelable period of 20 years.

In the third quarter of 2002, Foster Wheeler Ltd. entered into a receivables financing facility that matures on August 15, 2005 and is secured by a portion of certain of Foster Wheeler Ltd.’s domestic trade receivables. Under this agreement, Foster Wheeler Ltd. has the ability to borrow up to a maximum of $40,000 using eligible trade accounts receivable as collateral. The facility is subject to covenant compliance. The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding.

No borrowings were outstanding under this facility as of December 26, 2003 or December 27, 2002.

On January 26, 2004, subsidiaries in the UK entered into a two year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provides for up to $45,000 of additional revolving loans available to provide working capital which may be required by these subsidiaries as they seek to grow the business by pursuing a larger volume of lump sum EPC contracts. The facility is secured by substantially all of the assets of these subsidiaries. The facility is subject to covenant compliance. Such covenants include a minimum EBITDA level and a loan to EBITDA ratio. As of March 10, 2004, the facility remains undrawn.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2.	Liquidity and Going Concern — (Continued)

The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management’s forecast indicates that Foster Wheeler Ltd. will be in compliance with the debt covenants throughout 2004. However, there can be no assurance that the actual financial results will match the forecasts or that Foster Wheeler Ltd. will not violate the covenants. If Foster Wheeler Ltd. violates a covenant under the Senior Credit Facility, the sale/leaseback arrangement, or receivables financing arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a default under the following agreements: the Senior Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the Subordinated Robbins Facility exit funding obligations, and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well. The total amount of Foster Wheeler Ltd. debt that could be accelerated, including the amount outstanding under the Senior Credit Facility, is $919,300 as of December 26, 2003. Foster Wheeler Ltd. would not be able to repay amounts borrowed if the payment dates were accelerated. The debt covenants and the potential payment acceleration requirements raise substantial doubts about Foster Wheeler Ltd.’s and the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On March 18, 2003, Foster Wheeler Ltd. received a formal notice from the New York Stock Exchange (“NYSE”) indicating that Foster Wheeler Ltd. was below the continued listing criteria of a total market capitalization of not less than $50,000 over a 30-day trading period and shareholders’ equity of not less than $50,000. Following discussions with Foster Wheeler Ltd. in May 2003, the NYSE permitted Foster Wheeler Ltd.’s securities to continue to be listed subject to Foster Wheeler Ltd.’s return to compliance with the continued listing standard within 18 months of receipt of the notice and further subject to quarterly review by the NYSE. At that time, Foster Wheeler Ltd.’s ticker symbol was designated with the suffix “bc” indicating that it was below compliance with the NYSE listing standards. Following its most recent review, the NYSE determined to de-list Foster Wheeler Ltd. as of November 14, 2003 based on its inability to meet the NYSE’s minimum shareholders’ equity requirement of positive $50,000. Foster Wheeler Ltd.’s common stock now trades on the Pink Sheets and its common stock and 9.00% FW Preferred Capital Trust I securities are quoted and traded on the Over-the-Counter Bulletin Board (“OTCBB”).

Under Bermuda law, the consent of the Bermuda Monetary Authority (“BMA”) is required prior to the transfer by non-residents of Bermuda of a Bermuda company’s shares. Since becoming a Bermuda company, Foster Wheeler Ltd. has relied on an exemption from this rule provided to NYSE-listed companies. Due to Foster Wheeler Ltd. being de-listed, this exemption is no longer available. To address this issue, Foster Wheeler Ltd. obtained the consent of the BMA to transfers between non-residents for so long as Foster Wheeler Ltd.’s shares continue to be quoted in the Pink Sheets or on the OTCBB. Foster Wheeler Ltd. believes that this consent will continue to be available.

3.	Sale of Investment in Foster Wheeler Energia S.A.

In October 2003, the Company sold its investment in Foster Wheeler Energia S.A., a wholly owned subsidiary of Foster Wheeler Europe Limited, a wholly owned subsidiary of the Company, for proceeds of approximately $30,675. The subsidiary was sold to a wholly owned affiliate of Foster Wheeler Ltd. The sales price approximated the carrying value. The Company has reflected this transaction as a reorganization of companies under common control. Accordingly, the accompanying financial statements have been revised to eliminate the activity of Foster Wheeler Energia S.A. from the consolidated statements of financial position, results of operations and cash flows for all periods presented.

The following summarizes the financial position of Foster Wheeler Energia S.A. which has been excluded from the Company’s financial statements.

	For the Years Ended December 31,

	2002	2001

Assets	$87,854	$91,820
Liabilities	42,957	61,818
Revenues	45,873	66,454
Net (loss)/gain	(2,583)	5,409

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4.	Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements have been prepared based on accounting principles generally accepted in the United States of America and include the accounts of Foster Wheeler International Corporation and all significant domestic and foreign subsidiary companies. All significant intercompany transactions and balances have been eliminated.

The Company’s fiscal year is the 52- or 53- week annual accounting period ending the last Friday in December for domestic companies and December 31 for foreign companies. For domestic companies, the years 2003, 2002 and 2001 included 52 weeks.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, and contingencies, among others. At December 26, 2003, December 27, 2002 and December 28, 2001, the Company has recorded commercial claims of $0, $0 and $50,200, respectively. The 2002 decreases in recorded claims resulted from the collection of $6,500 and provision established for the outstanding balance of commercial claims. The Company revised its estimates in 2002 of claim revenues to reflect recent adverse recovery experience, management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company.

Revenue Recognition on Long-term Contracts — Revenues and profits on long-term fixed-price contracts are recorded under the percentage-of-completion method. Progress towards completion is measured using physical completion of individual tasks for all contracts with a value of $5,000 or greater. Progress towards completion of fixed-priced contracts with a value under $5,000 is measured using the cost-to-cost method.

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

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4.	Summary of Significant Accounting Policies — (Continued)

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of approximately $178,000 are maintained by foreign subsidiaries as of December 26, 2003. These subsidiaries require a substantial portion of these funds to support their liquidity and working capital needs. Accordingly, these funds may not be readily available for repatriation.

Restricted Cash — Restricted cash consists of approximately $21,000 and $30,000 at December 26, 2003 and December 27, 2002 that the Company was required to deposit to collateralize letters of credit and bank guarantees.

Short-term Investments — Short-term investments consist primarily of bonds of foreign governments and are classified as available for sale under Financial Accounting Standards Board (“FASB”) Statement No.  115 “Accounting for Certain Investments in Debt and Equity Securities.” Realized gains and losses from sales are based on the specific-identification method. For the years ended 2003, 2002 and 2001, the investment balances and realized and unrealized gains and losses were immaterial.

Trade Accounts Receivable — In accordance with terms of long-term contracts, certain percentages of billings are withheld by customers until completion and acceptance of the contracts. Final payments of all such amounts withheld, which might not be received within a one-year period, are indicated in Note 6. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets. Trade accounts receivable are continually evaluated in accordance with corporate policy. Provisions are established on a project specific basis when there is an issue associated with the client’s ability to make payments or there are circumstances where the client is not making payment due to contractual issues. Customer payment history, within the various markets served and general economic trends are also evaluated when considering the necessity of a provision.

Accounts and Notes Receivable Other — Accounts receivable and notes receivable other consist primarily of receivables from affiliated companies of $18,658 at December 26, 2003 and $27,322 at December 27, 2002, foreign refundable value-added tax, and accrued interest receivable.

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

Investments and Advances — The Company uses the equity method of accounting for investment ownership of between 20% and 50% in affiliates unless significant economic considerations indicate that the cost method is appropriate due to lack of controlling financial interest. Investment ownership of less than 20% in affiliates is carried at cost.

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

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4.	Summary of Significant Accounting Policies — (Continued)

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

Provision is made for Federal income taxes which may be payable on foreign subsidiary earnings to the extent that the Company anticipates they will be remitted. Unremitted earnings of foreign subsidiaries which have been, or are intended to be, permanently reinvested (and for which no Federal income tax has been provided) aggregated $165,952 as of December  26, 2003. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

Foreign Currency — Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and income and expenses and cash flows at monthly weighted-average rates.

	2003	2002	2001

Cumulative translation adjustment at beginning of year	$(49,257)	$(73,277)	$(64,426)
Current year foreign currency adjustment	(13,640)	24,020	(8,851)

Cumulative translation adjustment at end of year	$(62,897)	$(49,257)	$(73,277)

For the years 2003, 2002 and 2001 the Company recorded an after-tax net foreign currency transaction gain of $4,701, $1,918 and $3,294 respectively.

The Company enters into foreign exchange contracts in its management of foreign currency exposures related to commercial contracts. Changes in the fair value of derivative contracts that qualify as designated cash flow hedges are deferred until the hedged forecasted transaction affects earnings. Amounts receivable (gains) or payable (losses) under foreign exchange hedges are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133. At December 26, 2003 and December 27, 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded in the year ended December 26, 2003 an after-tax gain on derivative instruments of approximately $401 and for the year ended December 27, 2002, recorded an after-tax loss on derivative instruments of approximately $261.

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method.

Stock Option Plans — Foster Wheeler Ltd. has fixed option plans which reserve shares of common stock for issuance to executives, key employees, and directors. Employees of the Company participate in these plans. Foster Wheeler Ltd. and the Company have adopted the disclosure-only provision of the SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock Based Compensation — Transition and Disclosure.” Accordingly, no compensation cost has been recognized by the Company relating to these stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2003, 2002, and 2001 consistent with the provisions of SFAS No. 123, the Company’s net earnings/(loss) would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001

Net earnings/(loss) — as reported	$2,172	$(30,408)	$303
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards net of taxes of $5 in 2003, $286 in 2002 and $144 in 2001	8	572	314

Net earnings/(loss) - pro forma	$2,164	$(30,980)	$(11)

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4.	Summary of Significant Accounting Policies — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001

Dividend yield	0.00%	0.00%	1.36%
Expected volatility	88.23%	83.62%	79.20%
Risk-free interest rate	3.22%	2.90%	4.23%
Expected life (years)	5.0	5.0	5.0

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

Information regarding these option plans for the years 2003, 2002, and 2001 is as follows (presented in actual number of shares):

	2003		2002		2001

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Options outstanding, beginning of year	1,379,228	$9.00	629,933	$17.64	490,433	$21.61
Options exercised	—		—		(24,000)	9.56
Options granted	17,145	1.17	756,545	1.64	163,500	5.69
Options cancelled or expired	(13,750)	4.28	(7,250)	10.86	—	—

Options outstanding, end of year	1,382,623	$8.96	1,379,228	$9.00	629,933	$17.86

Option price range at end of year	$1.17 – $42.1875		$1.64 – $42.1875		$5.6875 – $42.1875

Option price range for exercised shares	$—		$—		$9.00 – $13.50

Options available for grant at end of year	506,846		445,069		430,180

Weighted-average fair value of options granted during the year	$0.79		$1.11		$2.80
Options exercisable at end of year	815,282		622,683		466,433
Weighted-average exercise price of exercisable options at end of year	$13.79		$17.94		$22.13

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4.	Summary of Significant Accounting Policies — (Continued)

The following table summarizes information about fixed-price stock options outstanding as of December 26, 2003:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/26/03	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/26/03	Weighted- Average Exercise Price

$ 29.7500	61,100	2 years	$29.75	61,100	$29.75
42.1875	14,583	3 years	42.19	14,583	42.19
36.9375	62,000	4 years	36.94	62,000	36.94
27.6250	88,000	5 years	27.63	88,000	27.63
13.50 – 15.0625	181,750	6 years	14.29	181,750	14.29
9.0000	54,000	7 years	9.00	54,000	9.00
5.6875	157,500	8 years	5.69	105,000	5.69
1.6400	746,545	9 years	1.64	248,849	1.64
1.1700	17,145	10 years	1.17	—	—

	1,382,623			815,282

Recent Accounting Developments — In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded.

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

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4.	Summary of Significant Accounting Policies — (Continued)

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation requires consolidation by business enterprises of variable interest entities which have one or both of the following characteristics:

•	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; and

•	The equity investors lack one or more of the following essential characteristics of a controlling financial interest: a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights; b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; and c) the right to receive expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected loss.

FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, the effective date of FIN 46 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 was deferred until the end of the first interim or annual period ending after March 15, 2004.

Based on the Company’s preliminary assessment of the impact of this interpretation, management does not believe any of the Company’s currently unconsolidated variable interest entities are required to be included in its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made: (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133; (2) in connection with the other FASB projects dealing with financial instruments; and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not impact the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability, many of which had been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This statement does not impact the financial instruments issued by the Company prior to May 31, 2003 and there have been no issuances of financial instruments by the Company since that date.

In December 2003, the FASB issued SFAS No. 132R “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132R requires the following disclosures: (1) the dates on which plan’s assets and obligations are measured, (2) reporting entities must segregate data on the market values of plan assets into broad asset categories, (3) a narrative description of the investment policy of plan assets, (4) a narrative description for the basis for the development of the expected long-term rate of return of plan assets, (5) expected contributions to be made to the plan on a cash basis over the next fiscal year and (6) expected benefit payments for each of the next ten fiscal years. These changes are effective for fiscal years ending after December 15, 2003, with the exception of (1) expected benefit payments and (2) foreign plans which are delayed until fiscal years ending after June 15, 2004. SFAS No. 132R requires disclosure of two items in quarterly interim reports. These requirements are the net benefit cost and contribution made during the fiscal year. The Company adopted the disclosure requirements of this standard, including the foreign plans.

5.	Research and Development

For the years 2003, 2002, and 2001, approximately $0, $500 and $1,800, respectively, were spent on Company-sponsored research activities. During the same periods, approximately $3,500, $2,300 and $2,400, respectively, were spent on customer-sponsored research activities.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

6.	Accounts and Notes Receivable — Trade

The following table shows the components of trade accounts and notes receivable:

	December 26, 2003	December 27, 2002

Amounts billed due within one year	$171,603	$150,487

Retention — Billed:
Estimated to be due in:
2003	—	18,574
2004	2,868	5,702
2005	128	—
2006	656	—

Total billed	3,652	24,276

Retention — Unbilled:
Estimated to be due in:
2003	—	51,564
2004	51,731	—
2005	234	—
2006	—	4
2007	2,698	—

Total unbilled	54,663	51,568

Total retentions	58,315	75,844

Total receivables from long-term contracts	229,918	226,331
Other trade accounts and notes receivable	56	389

Gross Trade Accounts and Notes Receivable	229,974	226,720
Less allowance for doubtful accounts	15,006	14,399

Net Trade Accounts and Notes Receivable	$214,968	$212,321

Unbilled amounts are billed in accordance with contract provisions which include monthly, milestone and other billing criteria.

Changes in the allowance for doubtful accounts in 2003, 2002, and 2001 are presented below.

	2003	2002	2001

Balance at beginning of year	$14,399	$2,988	$3,347
Additions charged to expense	7,631	19,019	1,207
(Deductions)/amounts recovered	(7,024)	(7,608)	(1,566)

Balance at end of year	$15,006	$14,399	$2,988

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

7.	Contracts in Process and Inventories

The following table shows the elements included in contract in process as related to long-term contracts:

	2003	2002

Contracts in Process
Costs plus accrued profits less earned revenues on contracts currently in process	$32,501	$56,032
Less progress payments	3,873	—

Net	$28,628	$56,032

Costs of inventories are shown below:

	2003	2002

Inventories
Materials and supplies	$—	$634
Finished goods	897	223

	$897	$857

8.	Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	2003	2002

Land and land improvements	$32	$27
Buildings	22,791	20,384
Equipment	101,890	92,216
Construction in progress	—	49

	$124,713	$112,676

Depreciation expense for the years 2003, 2002, and 2001 was $7,440, $9,257, and $10,082, respectively.

9.	Advances, Investments and Equity Interests

The Company owns a non-controlling equity interest in two energy projects and one waste-to-energy project; all are located in Italy. Two of the projects are each 42% owned while the third is 49% owned by the Company. Following is summarized financial information for the Company’s equity affiliates combined, as well as the Company’s interest in the affiliates.

	2003	2002

Balance Sheet Data:
Current assets	$94,525	$79,569
Other assets (primarily buildings and equipment)	409,267	344,993
Current liabilities	31,445	19,429
Other liabilities (primarily long-term debt)	385,047	344,148

Net assets	$87,300	$60,985

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

9.	Advances, Investments and Equity Interests — (Continued)

For the year ended	2003	2002	2001

Total revenues	$216,006	$168,421	$156,639
Gross earnings	56,355	42,819	44,118
Income before taxes	38,062	31,013	21,290

Net earnings	$22,082	$17,303	$11,627

As of December 26, 2003, the Company’s share of the net earnings and investment in the equity affiliates totaled $9,738 and $36,681, respectively. The Company has guaranteed certain performance obligations of such projects. The Company’s average contingent obligations under such guarantees are approximately $1,800 per year in total for the three projects.

The undistributed retained earnings of the Company’s equity investees amounted to approximately $28,500 and $17,000 at December 26, 2003 and December 27, 2002, respectively.

Additionally, at December 26, 2003 the Company holds investments in unconsolidated affiliates of $51,544 carried at cost since the Company does not hold a controlling financial interest. The Company has made advances of $29,046 to its third-party equity investees.

10.	Bank Loans

The bank loan outstanding at the end of 2002 of $13,266 was paid off during 2003. The approximate weighted- average interest rate on borrowings during 2002 was 4.14%.

The Company had unused lines of credit for short-term bank borrowings of $1,860 at the end of 2003.

Interest costs on bank loans incurred in 2003, 2002, and 2001 were $440, $702 and $1,774, respectively.

11.	Income Taxes

The components of earnings/(loss) before income taxes for the years 2003, 2002 and 2001 were taxed under the following jurisdictions:

	2003	2002	2001

Domestic	$17,984	$13,847	$7,212
Foreign	2,261	(37,642)	7,022

Total	$20,245	$(23,795)	$14,234

The provision/(benefit) for income taxes on those earnings/(loss) was as follows:

	2003	2002	2001

Current tax (benefit)/expense:
Domestic	$5,000	$1,646	$213
Foreign	22,481	14,643	9,331

Total current	27,481	16,289	9,544

Deferred tax (benefit)/expense:
Domestic	—	—	—
Foreign	(9,408)	(9,676)	4,387

Total deferred	(9,408)	(9,676)	4,387

Total provision for incomes taxes	$18,073	$6,613	$13,931

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

11.	Income Taxes — (Continued)

Deferred tax assets (liabilities) consist of the following:

	2003	2002	2001

Net operating loss carryforwards	$31,794	$29,146	$27,177
Valuation allowance	(39,353)	(36,324)	(30,803)
Fixed assets and operating leases	26,252	27,605	19,973
Pension	25,839	38,603	(29,742)
Other	4,303	644	1,596
Difference between book and tax recognition of income	(87)	(580)	(157)
Tax credit carryforwards	1,354	5,097	535
Contract and bonus reserve	22,109	17,500	10,036

Net deferred tax assets (liabilities)	$72,211	$81,691	$(1,385)

Tax credit carryforwards were generated in foreign subsidiaries. As reflected above, the Company has recorded various deferred tax assets. Realization is dependent on generating sufficient taxable income. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. The valuation allowance increased by $3,029 in 2003 and by $5,521 in 2002. Such increase is required under SFAS No.109, “Accounting for Income Taxes” when there is an evidence of losses from operations in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided in the current year do not begin expiring until 2013 and beyond, based on the current tax laws.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings/(loss) before income taxes, as a result of the following:

	2003	2002	2001

Tax provision/(benefit) at U.S. statutory rate	35.0%	(35.0)%	35.0%
Permanent differences/non-deductible expenses	32.6%	126.4%	(2.7)%
Alternative minimum tax	18.6%	5.1%	1.5%
Valuation allowance	15.0%	23.2%	34.6%
Foreign rate differential	21.9%	(6.8)%	27.7%
Foreign tax credit utilized	(32.8)%	(89.9)%	0.0%
Other	(1.0)%	4.8%	1.8%

	89.3%	27.8%	97.9%

12.	Pensions, Postretirement and Other Employee Benefits

Pension Benefits — The Company’s subsidiaries in the United Kingdom and Canada have pension plans which cover all full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation. At December 26, 2003, the Company recognized a cumulative minimum liability in its consolidated financial statements for the underfunded amount of $200,109 pretax, resulting in a cumulative pretax charge to Other Comprehensive Income/(Loss). This represents a reduction in the minimum liability of $43,612 from the prior year, including the impact of foreign currency translation. At December 27, 2002, the Company recognized a cumulative minimum liability in its consolidated financial statements for the underfunded amount of $243,721 pretax, resulting in an after-tax charge to Other Comprehensive Income/(Loss) of $170,303. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

The following table contains the disclosures for pension benefits for the years 2003, 2002 and 2001.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

12.	Pensions, Postretirement and Other Employee Benefits — (Continued)

	Pension Benefits

	2003	2002

Projected Benefit Obligation (PBO)
PBO at beginning of period	$487,733	$352,316
Service cost	13,071	12,374
Interest cost	27,799	20,502
Plan participants contributions	7,282	5,690
Plan amendments	1,961	3,091
Actuarial loss	157	73,212
Benefits paid	(22,073)	(16,810)
Special termination benefits/other	993	(1,291)
Foreign currency exchange rate changes	52,193	38,649

PBO at end of period	569,116	487,733

Plan Assets
Fair value of plan assets at beginning of period	310,276	324,106
Actual return on plan assets	51,712	(45,489)
Employer contributions	26,721	24,757
Plan participant contributions	7,282	5,690
Benefits paid	(22,073)	(16,810)
Other	2,668	(8,805)
Foreign currency exchange rate changes	37,402	26,827

Fair value of plan assets at end of period	413,988	310,276

Funded Status
Funded Status	(155,128)	(177,457)
Unrecognized net actuarial loss/(gain)	265,933	286,824
Unrecognized prior service cost	9,893	11,305
Unrecognized transition (asset) obligation	(162)	—
Adjustment for the minimum liability	(200,109)	(243,721)

(Accrued) benefit cost	$(79,573)	$(123,049)

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

12.	Pensions, Postretirement and Other Employee Benefits — (Continued)

	Pension Benefits

	2003	2002	2001

Net Periodic Benefit Cost
Service cost	$13,071	$12,374	$11,248
Interest cost	27,799	20,502	18,356
Expected return on plan assets	(24,479)	(25,757)	(31,311)
Amortization of transition asset	71	63	64
Amortization of prior service cost	1,460	1,352	1,029
Recognized actuarial loss/(gain) other	20,311	8,340	2,243

Total SFAS No. 87 net periodic pension cost	$38,233	$16,874	$1,629

Assumptions:
	2003	2002	2001

Periodic Benefit Cost
Discount rate	5.60%	5.75%	5.75%
Long-term rate of return	7.50%	8.00%	9.00%
Salary scale	2.40%	4.00%	4.00%

Benefit Obligations	2003	2002

Discount rate	5.40%	5.60%
Salary rate	3.00%	3.30%

Plan measurement date — The measurement date for all of the Company’s defined benefit plans is December 31 of each year for both plan assets and obligations.

Accumulated benefit obligation — The accumulated benefit obligations (ABO) for the Company’s plans totaled approximately $500,000 and $444,000 at year end 2003 and 2002, respectively. As previously discussed, the Company recorded charges to other comprehensive income/(loss) in each of the years 2000 through 2003, due to ABO exceeding the fair value of plan assets.

Investment policy — Each of the Company’s plans is governed by a written investment policy.

The investment policy of the U.K. plan is designed to improve the ongoing funding level of the plan while gradually, over time, changing the mix of investment allocation between equities and bonds to more fully match the liabilities of the plan. The bond and equity allocations range from 40% bonds and 60% equities to 50% bonds and 50% equities, depending on the funding level.

The investment policy of the Canadian plans uses a balanced approach and allocates investments in pooled funds in accordance with the policy’s asset mix guidelines. These guidelines identify target, maximum and minimum allocations by asset class. The target allocation is 45% bonds, 50% equities and 5% cash. The minimum and maximum allocations are: 42.5% to 57.5% equities; 40% to 50% bonds; and 2.5% to 7.5% cash.

Long-term rate of return assumptions — The expected long-term rate of return on plan assets is developed using weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. The long-term rate of return is reviewed annually by the Company for its funded plans and adjusted if required. The weighted-average expected long-term rate of return on plan assets has declined from 9.00% to 7.50% over the past three years.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

12.	Pensions, Postretirement and Other Employee Benefits — (Continued)

Plan Asset Allocations	2003	2002

U.K. Plans
U.K. equities	38%	39%
Non-U.K. equities	25%	24%
U.K. fixed income securities	32%	34%
Non-U.K. fixed income securities	0%	0%
Other	5%	3%

Total	100%	100%

Canadian Plans
Canadian equities	23%	24%
Non-Canadian equities	26%	25%
Canadian fixed income securities	44%	45%
Non-Canadian fixed income securities	0%	0%
Other	7%	6%

Total	100%	100%

Contributions — The Company expects to contribute approximately $26,664 to its pension plan in 2004.

Other Employee Benefits — The Company’s subsidiaries in Italy participate in a government mandated indemnity program for its employees. Accordingly, the Company accrues one month’s salary per employee for each year of the employee’s service, payable when the employee leaves the Company. In 2003, 2002 and 2001, the Company recorded an expense of approximately $3,700, $3,300 and $3,200, respectively. A liability of $25,176 in 2003 and $20,639 in 2002 related to the Company’s obligation in connection with this program is included in pension, postretirement and other employee benefits obligation on the consolidated balance sheet.

13.	Sale/leaseback Transactions

The Company entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the U.K. in 1999. In connection with these transactions, the Company recorded deferred gains which are being amortized to income over the term of the respective leases. The amortization was $3,622, $3,197 and $3,080 for the years ended 2003, 2002 and 2001, respectively. As of December 26, 2003 and December 27, 2002, the balance of the deferred gains was $74,151 and $69,540, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheet. The year-over-year increase in the deferred gain balance was primarily due to a change in foreign currency translation rates.

14.	Operating Leases

The Company and certain of its subsidiaries are obligated under other operating lease agreements primarily for office space. Rental expense for these leases totaled $19,588 in 2003, $16,084 in 2002, and $16,481 in 2001. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2004	19,984
2005	18,648
2006	15,795
2007	13,766
2008	12,208
Thereafter	149,771

$230,172

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

15.	Derivative Financial Instruments

The Company’s activities expose it to risks related to the effect of changes in the foreign-currency exchange rates. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133. At December 26, 2003 and December 27, 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded in the year ended December 26, 2003 a pretax gain on derivative instruments of $617 and in the year ended December 27, 2002 a pretax loss of $402, which were recorded in the cost of operating revenues on the consolidated statement of operations and comprehensive income/(loss). The Company is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated A or better by Standard & Poor’s or A2 or better by Moody’s. As of December 26, 2003, approximately $19,900 was owed to the Company by counterparties and approximately $7,800 was owed by the Company to counterparties. A $517 net of tax loss was recorded in other comprehensive income as of December 28, 2001. This amount was reclassified to earnings in 2002 as the Company no longer qualified for deferral under SFAS No.133.

The maximum term over which the Company is hedging exposure to the variability of cash flows is 12 months.

16.	Warranty Reserves

The Company provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

Balance as of December 28, 2001	$16,500
Accruals	12,300
Settlements	(1,500)
Adjustments to provisions	(4,000)

Balance as of December 27, 2002	$23,300
Accruals	21,200
Settlements	(1,900)
Adjustments to provisions	(900)

Balance as of December 26, 2003	$41,700

17.	Litigation and Uncertainties

In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment or plant construction and seeking resulting alleged damages. Additionally, the Company evaluates its non-contract exposures and records accruals as necessary. Based on its knowledge of the facts and circumstances relating to the Company’s liabilities, if any, and to its insurance coverage, management of the Company believes that the disposition of such suits will not result in material charges against assets or earnings materially in excess of amounts previously provided in the accounts. During 2002, approximately $5,000 was accrued related to exposures. This charge was recorded in other deductions on the consolidated statement of operations and comprehensive income/(loss).

The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings cannot be estimated with certainty.

18.	Financial Instruments and Risk Management

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

Foreign Currency Contracts — The fair values of these financial instruments (used for hedging purposes) are estimated by obtaining quotes from brokers. The Company is exposed to market risks from fluctuations in foreign exchange rates. Financial instruments are utilized by the Company to reduce this risk. The Company does not hold or issue financial instruments for trading purposes. The Company is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated A or better by Standard & Poor’s or A2 or better by Moody’s .

Carrying Amounts and Fair Values — The estimated fair values of the Company’s financial instruments are as follows:

	2003		2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$178,050	$178,050	$155,073	$155,073
Restricted cash	21,123	21,123	30,169	30,169
Third-party long-term debt	1,423	1,423	424	424
Intercompany notes receivable — current	564	—	37,992	—
Intercompany notes receivable — long-term	25,883	—	25,883	—
Intercompany notes payable — current	7,488	—	18,944	—
Intercompany notes payable — long-term	129,283	—	134,372	—
Derivatives:
Foreign currency contracts	215	215	(402)	(402)

In the ordinary course of business, the Company is contingently liable for performance under letters of credit, bank guarantees and surety bonds totaling $159,298 and $216,389 as of December 26, 2003 and December 27, 2002, respectively. In the Company’s past experience, no material claims have been made against these financial instruments. Management of the Company does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

As of December 26, 2003, the Company had $27,724 of foreign currency contracts outstanding. These foreign currency contracts mature during 2004. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. As of December 26, 2003 and December 27, 2002, the Company had no significant concentrations of credit risk.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

19.	Related Party Transactions

The Company enters into long-term contracts as a subcontractor and/or performs subcontract work for certain Foster Wheeler affiliates. Included in the consolidated statement of operations and comprehensive income/(loss) for 2002, 2001 and 2000 related to these contracts and intercompany borrowings is the following:

	2003	2002	2001

Operating revenues	$4,272	$8,882	$12,648
Cost of operating revenues	10,757	29,926	53,604
Interest income	4,816	6,293	6,362
Interest expense	4,105	5,899	6,239

Costs incurred by Foster Wheeler Ltd. and certain of its affiliates on behalf of the Company are charged to the Company through a management fee. These fees represent management’s estimation of a reasonable allocation of the Company’s share of such costs. These costs, plus royalty fees, are included in costs and expenses and totaled $18,886, $23,146 and $14,503 in 2003, 2002 and 2001, respectively.

Included in the consolidated balance sheet for 2003 and 2002 related to long-term contract activity and intercompany borrowings with Foster Wheeler affiliates is the following:

	2003	2002

Accounts and notes receivable — other	$18,658	$27,322
Intercompany notes receivable	26,447	63,875
Accounts payable	49,439	63,915
Intercompany notes payable	136,771	153,316

Intercompany notes payable includes $103,400 which bears interest at LIBOR plus .375% and $25,883 which bears interest at 2.0%.

Also reflected in the consolidated balance sheet, due to the uncertainty of collection based on the going concern issues addressed in Note 2, the Company reduced intercompany notes receivable and charged shareholder’s (deficit) for its notes receivable from U.S. affiliates. The year-over-year change is reflected in the Consolidated Statement of Changes in Shareholder’s (Deficit)/Equity and the Consolidated Statement of Cash Flows. The impact on shareholder’s deficit was a reduction of $65,151 and $10,539 at December 26, 2003 and December 27, 2002, respectively.

Additionally, at December 26, 2003 the Company held investments in unconsolidated affiliates of $51,544 at cost.

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 26, 2003, December 27, 2002, and December 28, 2001.

20.	Security Pledged as Collateral

Foster Wheeler LLC issued $200,000 Notes (“Senior Notes”) in the public market, which bear interest at a fixed rate of 6.75% and are due November 15, 2005. Holders of the Senior Notes have a security interest in the stock and debt of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the Senior Credit Facility. As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $164,900 December 26, 2003) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

21.	Subsequent Events

On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provides for up to $45,000 of additional liquidity to provide working capital which may be required by these subsidiaries as they seek to grow the business by pursuing a larger volume of lump sum EPC contracts. The facility is secured by substantially all of the assets of these subsidiaries. The facility is subject to covenant compliance. Such covenants include a minimum EBITDA level and a loan to EBITDA ratio. As of March 10, 2004, the facility remains undrawn.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2003

Back to Contents

Report of Independent Auditors

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income/(loss), of cash flows and of shareholder’s deficit present fairly, in all material respects, the financial position of Foster Wheeler Europe Limited and Subsidiaries (the “Company”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 26, 2003 and December 27, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company and the Parent will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 26, 2003 and has a shareholders’ deficit of $872,400,000 at December 26, 2003. The Parent has substantial debt obligations and during 2003 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations, assets sales and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. The stock and debt of the Company has been pledged as collateral to the holders of the $200,000,000 Senior Notes issued by the Parent. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 10, 2004

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(in thousands of dollars)

	For the Year Ended December 31,

	2003	2002	2001

		(restated) (see Note 3)	(restated) (see Note 3)
Revenues:
Operating revenues	$1,967,266	$1,379,167	$1,159,193
Interest income (including $3,516 in 2003, $7,079 in 2002 and $6,370 in 2001 with affiliates)	7,251	11,674	10,744
Other income	30,410	23,661	24,920

Total Revenues	2,004,927	1,414,502	1,194,857

Costs and Expenses:
Cost of operating revenues	1,878,319	1,358,105	1,101,557
Selling, general and administrative expenses	72,080	59,494	57,240
Other deductions	22,194	20,567	2,495
Minority interest	405	—	(19)
Interest expense (including $23,336 in 2003, $22,558 in 2002 and $24,951 in 2001 with affiliates)	23,758	23,248	26,405

Total Costs and Expenses	1,996,756	1,461,414	1,187,678

Earnings/(loss) before income taxes	8,171	(46,912)	7,179
Provision/(benefit) for income taxes	13,796	(3,839)	14,109

Net (loss)	(5,625)	(43,073)	(6,930)

Other comprehensive income/(loss):
Cumulative effect on prior years (to December 31, 2000) of a change in accounting principle for derivative instruments designated as cash flow hedges (net of taxes of $360)	—	—	667
Change in net loss on derivative instruments designated as cash flow hedges (net of taxes of $298 in 2002 and $(658) in 2001)	—	553	(1,220)
Change in accumulated translation adjustment during the year	(14,824)	36,462	(9,372)
Minimum pension liability adjustment (net of tax provision/ (benefits): $18,763 in 2003 and $(71,305) in 2002)	44,058	(166,380)

Comprehensive income/(loss)	$23,609	$(172,438)	$(16,855)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars)

	December 31,
	2003	2002

		(restated) (see Note 3)
ASSETS
Current Assets:
Cash and cash equivalents	$169,321	$129,008
Short-term investments	—	41
Accounts and notes receivable:
Trade	183,041	180,516
Other (including $17,681 in 2003 and $22,186 in 2002 with affiliates)	36,542	34,904
Intercompany notes	5,486	42,141
Contracts in process	25,500	52,437
Inventories	897	857
Prepaid, deferred and refundable income taxes	30,034	36,528
Prepaid expenses	6,354	6,741

Total current assets	457,175	483,173

Land, buildings and equipment	114,225	103,748
Less accumulated depreciation	88,793	77,207

Net book value	25,432	26,541

Restricted cash	20,747	30,169
Notes and accounts receivable — long-term	1,654	1,425
Investment and advances	116,408	92,082
Other assets	9,495	8,347
Deferred income taxes	53,995	66,799

TOTAL ASSETS	$684,906	$708,536

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Current installments on long-term debt	$440	$105
Bank loans	—	13,266
Accounts payable (including $50,920 in 2003 and $65,270 in 2002 with affiliates)	172,551	168,807
Accrued expenses	104,397	104,562
Intercompany notes payable	3,903	13,606
Estimated costs to complete long-term contracts	238,196	171,265
Advance payments by customers	28,556	51,544
Income taxes	17,339	26,817

Total current liabilities	565,382	549,972

Long-term debt less current installments	983	319
Intercompany notes payable — long-term	306,871	309,795
Deferred income taxes	5,277	5,281
Pension, postretirement and other employee benefits	75,569	115,309
Other long-term liabilities and minority interest	74,231	69,884
Commitments and contingencies	—	—

TOTAL LIABILITIES	1,028,313	1,050,560

Shareholder’s Deficit
Common Stock — $1.456 par value; authorized 10,000,000 shares; issued 5,000,000	7,280	7,280
Capitalization of intercompany notes receivable	(66,251)	(41,259)
Accumulated deficit	(117,287)	(111,662)
Accumulated other comprehensive loss	(167,149)	(196,383)

TOTAL SHAREHOLDER’S DEFICIT	(343,407)	(342,024)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$684,906	$708,536

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
(in thousands of dollars)

	December 31,

	2003	2002	2001

		(restated) (see Note 3)	(restated) (see Note 3)
Common Stock
Balance at beginning and end of year	$7,280	$7,280	$7,280

Capitalization of Intercompany Notes Receivable
Balance at beginning of year	(41,259)	(50,829)	(10,081)
Current year activity	(24,992)	9,570	(40,748)

Balance at end of year	(66,251)	(41,259)	(50,829)

Accumulated Deficit
Balance at beginning of year	(111,662)	(68,589)	(61,659)
Net loss for the year	(5,625)	(43,073)	(6,930)

Balance at end of year	(117,287)	(111,662)	(68,589)

Accumulated Other Comprehensive Loss
Balance at beginning of year	(196,383)	(67,018)	(57,093)

Cumulative effect on prior years (to December 31, 2000) of a change in accounting principle for derivative instruments designated as cash flow hedges (net of taxes of $360 in 2001)	—		667
Change in net gain on derivative instruments designated as cash flow hedges (net of taxes of $298 in 2002 and $(658) in 2001)		553	(1,220)
Change in accumulated translation adjustment during the year	(14,824)	36,462	(9,372)
Minimum pension liability adjustment (net of tax provision/ (benefit): $18,763 in 2003 and $(71,305) in 2002)	44,058	(166,380)

Balance at end of year	(167,149)	(196,383)	(67,018)

Total Shareholder’s Deficit	$(343,407)	$(342,024)	$(179,156)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)

	For the Year Ended December 31,

	2003	2002	2001

		(restated) (see Note 3)	(restated) (see Note 3)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,625)	$(43,073)	$(6,930)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	8,276	8,273	8,929
Provision for losses on accounts receivable	9,149	9,063	153
Deferred tax	19,177	(827)	3,426
Net gain on asset sales	(28)	(3,260)	(10,803)
Equity earnings, net of dividends	(9,738)	(9,424)	(6,475)
Other noncash items	494	9,435	(7,060)
Changes in assets and liabilities:
Receivables	11,086	37,793	59,493
Contracts in process and inventories	30,293	7,204	8,795
Accounts payable and accrued expenses	(20,363)	23,750	(14,543)
Estimated costs to complete long-term contracts	54,190	49,025	(11,491)
Advance payments by customers	(24,906)	31,585	(16,290)
Income taxes	(2,555)	(7,778)	415
Other assets and liabilities	2,409	(12,348)	(4,648)

Net cash provided by operating activities	71,859	99,418	2,971

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	11,481	(30,169)	—
Capital expenditures	(4,639)	(6,585)	(7,305)
Proceeds from sale of assets	263	501	14,555
Decrease in investments and advances	885	—	—
Decrease short-term investments	40	6,279	14,418

Net cash provided/ (used) by investing activities	8,030	(29,974)	21,668

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalization of intercompany notes receivable	(24,992)	9,570	(40,748)
Change in notes with affiliates	(7,376)	(15,513)	(4,265)
Payments of long-term debt	(5)	(619)	—
(Decrease)/increase in bank loans	(13,740)	(2,122)	5,231

Net cash used by financing activities	(46,113)	(8,684)	(39,782)

Effect of exchange rate changes on cash and cash equivalents	6,537	6,410	(8,141)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	40,313	67,170	(23,284)
Cash and cash equivalents at beginning of year	129,008	61,838	85,122

CASH AND CASH EQUIVALENTS AT END OF YEAR	$169,321	$129,008	$61,838

Cash paid during the year for:
Interest	$1,993	$4,252	$6,035
Income taxes	$12,118	$2,632	$7,296

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

1.	Nature of Operations and Relationship to Foster Wheeler Ltd. and Subsidiaries

Foster Wheeler Europe Limited (the “Company”) is a wholly owned subsidiary of Foster Wheeler International Corporation which is an indirectly wholly owned subsidiary of Foster Wheeler Ltd. The principal operations of the Company are to provide design, engineer, and construct petroleum processing facilities (upstream and downstream), chemical, petrochemical, pharmaceutical and natural gas liquefaction (LNG) facilities, and related infrastructure, including power generation and distribution facilities, production terminals and pollution control equipment. The Company principally operates under one segment, primarily outside of the United States, with operations in the United Kingdom, Italy, France, Turkey, Spain, Singapore and South Africa.

The Company has transactions and relationships with Foster Wheeler Ltd. and its affiliates. The financial position, results of operations, and the cash flows of the Company have been impacted by these transactions and relationships as discussed in Notes 2, 3, 9, 18 and 19.

The functional currency of the Company is the Pound Sterling and the reporting currency is the U.S. dollar.

2.	Liquidity and Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is largely dependent on Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd. may not, however, be able to continue as a going concern. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as Foster Wheeler Ltd. maintaining credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. has incurred significant losses in each of the years in the three-year period ended December 26, 2003, and has a shareholders’ deficit of $872,400. Foster Wheeler Ltd. has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. As described in more detail below, Foster Wheeler Ltd. received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the credit facilities were amended to provide covenant relief of up to $180,000 of gross pretax charges recorded in the third quarter of 2002 and also to provide that up to an additional $63,000 in pretax charges related to specific contingencies could be excluded from the covenant calculation through December 2003, if incurred. In March 2003, the Senior Credit Facility was again amended to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants and the minimum earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) and senior debt ratio. The credit facilities were also amended in July 2003 to provide waivers of the applicable sections of the Senior Credit Facility to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. There is no assurance that Foster Wheeler Ltd. will be able to comply with the terms of the Senior Credit Facility, as amended, and other debt agreements during 2004. Management’s current forecast indicates that Foster Wheeler Ltd. will be in compliance with the financial covenants contained in the Senior Credit Facility throughout 2004. However, there can be no assurances that the actual financial results will match the forecasts or that Foster Wheeler Ltd. will not violate the covenants.

Foster Wheeler Ltd.’s U.S. operations, which include the corporate center, are cash flow negative and are expected to continue to generate negative cash flow due to a number of factors including the litigation and settlement of asbestos related claims, costs related to Foster Wheeler Ltd.’s indebtedness, obligations to fund U.S. pension plans, and other expenses related to corporate overhead.

Management closely monitors liquidity and updates its U.S. cash flow forecasts weekly. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, and working capital needs. Foster Wheeler Ltd.’s current cash flow forecasts indicate that sufficient cash will be available to fund Foster Wheeler Ltd.’s U.S. and foreign working capital needs throughout 2004.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2.	Liquidity and Going Concern — (Continued)

As of December 26, 2003, Foster Wheeler Ltd. had aggregate indebtedness of approximately $1,000,000. The corporate debt must be funded primarily from distributions from foreign subsidiaries. As of December 26, 2003, Foster Wheeler Ltd. had cash and cash equivalents on hand, short-term investments, and restricted cash totaling $430,200 compared to $429,400 as of December 27, 2002. Of the $430,200 total at December 26, 2003, approximately $366,700 was held by foreign subsidiaries. Foster Wheeler Ltd. is sometimes required to cash collateralize bonding or certain bank facilities. The amount of Foster Wheeler Ltd.’s restricted cash at December 26, 2003 was $52,700, of which $48,000 relates to the non-U.S. operations.

Foster Wheeler Ltd. requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs. Foster Wheeler Ltd.’s current 2004 forecast assumes cash repatriations from its non-U.S. subsidiaries from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends of approximately $61,000. In 2003, Foster Wheeler Ltd. repatriated approximately $100,000 from its non-U.S. subsidiaries.

There can be no assurance that the forecasted foreign cash transfers will occur as there are significant legal and contractual restrictions on Foster Wheeler Ltd.’s ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of Foster Wheeler Ltd.’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory minimum capitalization requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law which could result in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, Foster Wheeler Ltd. may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries or future earnings of those subsidiaries in sufficient amounts to fund its U.S. working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit Foster Wheeler Ltd.’s ability to continue as a going concern.

As part of its debt restructuring plan, Foster Wheeler Ltd. and certain of its subsidiaries filed an amended registration statement with the Securities and Exchange Commission (“SEC”) on December 22, 2003, and as further amended on January 13, 2004, relating to an offer for all of the existing $175,000 Preferred Trust Securities, $210,000 Convertible Notes, $113,300 Robbins bonds, and $200,000 2005 Senior Notes (the “Senior Notes”) due 2005.

On February 5, 2004, Foster Wheeler Ltd. announced, in support of its restructuring activities, a number of institutional investors have committed to provide $120,000 of new financing to Foster Wheeler Ltd. to replace the current term loan and the revolving credit facility portions of its Senior Credit Facility. This commitment is contingent upon the completion of the proposed exchange offer. Additionally, Foster Wheeler Ltd. has discontinued its previously announced plans to divest one of its European operating units.

The total amount of debt and preferred trust securities subject to the exchange offer is approximately $700,000. Interest expense incurred on this debt in 2003 totaled approximately $55,000. Foster Wheeler Ltd. is offering a mix of equity as well as debt with longer maturities in exchange for these securities. Foster Wheeler Ltd. anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer; however, there can be no assurance that Foster Wheeler Ltd. will complete the exchange offer on acceptable terms, or at all.

Failure by Foster Wheeler Ltd. to achieve its cash flow forecast or to complete the components of the restructuring plan on acceptable terms would have a material adverse effect on Foster Wheeler Ltd.’s and the Company’s financial condition. These matters raise substantial doubt about Foster Wheeler Ltd.’s and the Company’s ability to continue as a going concern.

In August 2002, Foster Wheeler Ltd. finalized a Senior Credit Facility with its lender group. This facility included a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility, which expires on April 30, 2005. The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries. The Senior Credit Facility has no required repayments prior to maturity on April 30, 2005. The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. Foster Wheeler Ltd. retained the first $77,000 of such amounts and also retains a 50% share of the

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2.	Liquidity and Going Concern — (Continued)

balance. With the sale of the Foster Wheeler Environmental Corporation net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, principal prepayments of $11,800 were made on the term loan during 2003.

The financial covenants in the agreement commenced at the end of the first quarter 2003 and include a senior leverage ratio and a minimum EBITDA defined in the agreement, as amended. Compliance with these covenants is measured quarterly. The EBITDA covenant compares the actual average rolling four quarter EBITDA, as adjusted in the Senior Credit Facility, to minimum EBITDA targets. The senior leverage covenant compares actual average rolling EBITDA, as adjusted in the Senior Credit Facility, to total senior debt. The resultant multiple of debt to EBITDA must be less than maximum amounts specified in the Senior Credit Facility. Management’s current forecast indicates that Foster Wheeler Ltd. will be in compliance with these covenants throughout 2004.

Amendment No. 1 to the Senior Credit Facility, obtained on November  8, 2002, provides covenant relief of up to $180,000 of gross pretax charges recorded by Foster Wheeler Ltd. in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. As of December 26, 2003, $31,000 of the contingency risks were favorably resolved, and additional project reserves were established for $32,000 leaving a contingency balance of $0.

Amendment No. 2 to the Senior Credit Facility, entered into on March  24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, Foster Wheeler Ltd. made a prepayment of principal in the aggregate amount of $10,000 in March 2003.

Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. In connection with this amendment to the Senior Credit Facility, Foster Wheeler Ltd. agreed to pay on March 31, 2004 a fee equal to 5% of the lenders’ credit exposure on March 31, 2004 if Foster Wheeler Ltd. has not made a prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. Foster Wheeler Ltd. expects the gross amount of this fee, if required, will be approximately $14,000, which has been accrued and included in Foster Wheeler Ltd.’s liquidity forecast.

Holders of Foster Wheeler Ltd.’s Senior Notes due November 15, 2005 have a security interest in the stock and debt of certain of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the revolving portion of the Senior Credit Facility. As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $164,900 as of December 26, 2003) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

Foster Wheeler Ltd. finalized a sale/leaseback arrangement in the third quarter of 2002 for an office building at its corporate headquarters. This capital lease arrangement leases the facility to Foster Wheeler Ltd., for an initial non-cancelable period of 20 years.

In the third quarter of 2002, Foster Wheeler Ltd. entered into a receivables financing facility that matures on August 15, 2005 and is secured by a portion of certain of Foster Wheeler Ltd.’s domestic trade receivables. Under this agreement, Foster Wheeler Ltd. has the ability to borrow up to a maximum of $40,000 using eligible trade accounts receivable as collateral. The facility is subject to covenant compliance. The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding.

No borrowings were outstanding under this facility as of December 26, 2003 or December 27, 2002.

On January 26, 2004, subsidiaries in the UK entered into a two year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provides for up to $45,000 of additional revolving loans

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2.	Liquidity and Going Concern — (Continued)

available to provide working capital which may be required by these subsidiaries as they seek to grow the business by pursuing a larger volume of lump sum EPC contracts. The facility is secured by substantially all of the assets of these subsidiaries. The facility is subject to covenant compliance. Such covenants include a minimum EBITDA level and a loan to EBITDA ratio. As of March 10, 2004, the facility remains undrawn.

The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management’s forecast indicates that Foster Wheeler Ltd. will be in compliance with the debt covenants throughout 2004. However, there can be no assurance that the actual financial results will match the forecasts or that Foster Wheeler Ltd. will not violate the covenants. If Foster Wheeler Ltd. violates a covenant under the Senior Credit Facility, the sale/leaseback arrangement, or receivables financing arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a default under the following agreements: the Senior Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the Subordinated Robbins Facility exit funding obligations, and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well. The total amount of Foster Wheeler Ltd. debt that could be accelerated, including the amount outstanding under the Senior Credit Facility, is $919,300 as of December 26, 2003. Foster Wheeler Ltd. would not be able to repay amounts borrowed if the payment dates were accelerated. The debt covenants and the potential payment acceleration requirements raise substantial doubts about Foster Wheeler Ltd.’s and the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On March 18, 2003, Foster Wheeler Ltd. received a formal notice from the New York Stock Exchange (“NYSE”) indicating that Foster Wheeler Ltd. was below the continued listing criteria of a total market capitalization of not less than $50,000 over a 30-day trading period and shareholders’ equity of not less than $50,000. Following discussions with Foster Wheeler Ltd. in May 2003, the NYSE permitted Foster Wheeler Ltd.’s securities to continue to be listed subject to Foster Wheeler Ltd.’s return to compliance with the continued listing standard within 18 months of receipt of the notice and further subject to quarterly review by the NYSE. At that time, Foster Wheeler Ltd.’s ticker symbol was designated with the suffix “bc” indicating that it was below compliance with the NYSE listing standards. Following its most recent review, the NYSE determined to de-list Foster Wheeler Ltd. as of November 14, 2003 based on its inability to meet the NYSE’s minimum shareholders’ equity requirement of positive $50,000. Foster Wheeler Ltd.’s common stock now trades on the Pink Sheets and its common stock and 9.00% FW Preferred Capital Trust I securities are quoted and traded on the Over-the-Counter Bulletin Board (“OTCBB”).

Under Bermuda law, the consent of the Bermuda Monetary Authority (“BMA”) is required prior to the transfer by non-residents of Bermuda of a Bermuda company’s shares. Since becoming a Bermuda company, Foster Wheeler Ltd. has relied on an exemption from this rule provided to NYSE-listed companies. Due to Foster Wheeler Ltd. being de-listed, this exemption is no longer available. To address this issue, Foster Wheeler Ltd. obtained the consent of the BMA to transfers between non-residents for so long as Foster Wheeler Ltd.’s shares continue to be quoted in the Pink Sheets or on the OTCBB. Foster Wheeler Ltd. believes that this consent will continue to be available.

3.	Sale of Investment in Foster Wheeler Energia S.A.

In October 2003, the Company sold its investment in Foster Wheeler Energia S.A., a wholly owned subsidiary of Foster Wheeler Europe Limited, for proceeds of approximately $30,675. The subsidiary was sold to a wholly owned affiliate of Foster Wheeler Ltd. The sales price approximated the carrying value. The Company has reflected this transaction as a reorganization of companies under common control. Accordingly, the accompanying financial statements have been revised to eliminate the activity of Foster Wheeler Energia S.A. from the consolidated statements of financial position, results of operations and cash flows for all periods presented.

The following summarizes the financial position of Foster Wheeler Energia S.A. which has been excluded from the Company’s financial statements.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3.	Sale of Investment in Foster Wheeler Energia S.A. — (Continued)

	For the Years Ended December 31,

	2002	2001

Assets	$87,854	$91,820
Liabilities	42,957	61,818
Revenues	45,873	66,454
Net (loss)/earnings	(2,583)	5,409

4.	Summary of Significant Accounting Policies

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

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes and contingencies, among others. At December 31, 2003, 2002 and 2001, the Company recorded commercial claims of $0, $0 and $50,200, respectively. The decreases in recorded claims resulted from the collection of $6,500 in 2002 and a 2002 provision established for the outstanding balance of commercial claims. The Company revised its estimates in 2002 of claim revenues to reflect recent adverse recovery experience, management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company.

Revenue Recognition on Long-term Contracts — Revenues and profits on long-term fixed-price contracts are recorded under the percentage-of-completion method. Progress towards completion is measured using physical completion of individual tasks for all contracts with a value of $5,000 or greater. Progress towards completion of fixed-priced contracts with a value under $5,000 is measured using the cost-to-cost method.

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

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4.	Summary of Significant Accounting Policies — (Continued)

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

Restricted Cash — Restricted cash consists of approximately $21,000 and $30,000 at December 31, 2003 and 2002, respectively, that the Company was required to deposit to collateralize letters of credit and bank guarantees.

Short-term Investments — Short-term investments consist primarily of bonds of foreign governments and are classified as available for sale under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No.  115 “Accounting for Certain Investments in Debt and Equity Securities.” Realized gains and losses from sales are based on the specific-identification method. For the years ended December 31, 2003, 2002 and 2001, the investment balances and realized and unrealized gains and losses were immaterial.

Trade Accounts Receivable — In accordance with terms of long-term contracts, certain percentages of billings are withheld by customers until completion and acceptance of the contracts. Final payments of all such amounts withheld, which might not be received within a one-year period, are indicated in Note 6. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets. Trade accounts receivable are continually evaluated in accordance with corporate policy. Provisions are established on a project specific basis when there is an issue associated with the client’s ability to make payments or there are circumstances where the client is not making payment due to contractual issues. Customer payment history, trends within the various markets served and general economic trends are also evaluated when considering the necessity of a provision.

Accounts and Notes Receivable Other — Non-trade accounts and notes receivable consist primarily of receivables from affiliated companies of $17,681 at December 31, 2003, and $22,186 at December 31, 2002, foreign refundable value-added tax and accrued interest receivable.

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

Investments and Advances — The Company uses the equity method of accounting for investment ownership of between 20% and 50% in affiliates unless significant economic considerations indicate that the cost method is appropriate due to a lack of a controlling financial interest. Investment ownership of less than 20% in affiliates is carried at cost.

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

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4.	Summary of Significant Accounting Policies — (Continued)

	2003	2002	2001

Cumulative translation adjustment at beginning of year	$(30,003)	$(66,465)	$(57,093)
Current year foreign currency adjustment	(14,824)	36,462	(9,372)

Cumulative translation adjustment at end of year	$(44,827)	$(30,003)	$(66,465)

For the year ended December 31, 2003, the Company recorded an after-tax net foreign currency transaction gain of $129, and in the years ended December 31, 2002 and 2001, recorded after-tax net foreign currency transaction losses of $1,289 and $581, respectively.

The Company enters into foreign exchange contracts in its management of foreign currency exposures related to commercial contracts. Changes in the fair value of derivative contracts that qualify as designated cash flow hedges are deferred until the hedged forecasted transaction affects earnings. Amounts receivable (gains) or payable (losses) under foreign exchange hedges are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133. At December 31, 2003 and 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded in the year ended December 31, 2003 an after-tax gain on derivative instruments of approximately of $400 and for the year ended December 31, 2002, recorded an after-tax loss on derivative instruments of approximately $297.

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method.

Stock Option Plans — Foster Wheeler Ltd. has two fixed option plans which reserve shares of common stock for issuance to executives, key employees, and directors. Employees of the Company participate in these plans. Foster Wheeler Ltd. and the Company have adopted the disclosure-only provision of the SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock Based Compensation — Transition and Disclosure.” Accordingly, no compensation cost has been recognized by the Company relating to these stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company’s net earnings would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001

Net (loss) — as reported	$(5,625)	$(43,073)	$(6,930)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards net of taxes of $5 in 2003, $286 in 2002 and $133 in 2001	8	572	295

Net (loss) — pro forma	$(5,633)	$(43,645)	$(7,225)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001

Dividend yield	0.00%	0.00%	1.36%
Expected volatility	88.23%	83.62%	79.20%
Risk-free interest rate	3.22%	2.90%	4.23%
Expected life (years)	5.0	5.0	5.0

Under Foster Wheeler Ltd.’s 1995 Stock Option Plan approved by that company’s shareholders in April

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4.	Summary of Significant Accounting Policies — (Continued)

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

Information as of and for the years ended December 31, 2003, 2002 and 2001 relating to options granted to Company personnel and options available for grant is as follows (presented in actual number of shares):

	2003		2002		2001

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Options outstanding, beginning of year	1,341,778	$8.80	591,233	$17.98	462,483	$21.61
Options exercised	—		—		(24,000)	9.56
Options granted	17,145	1.17	756,545	1.64	152,750	5.69
Options cancelled or expired	(12,500)	3.57	(6,000)	9.98	—	—

Options outstanding, end of year	1,346,423	$8.76	1,341,778	$8.80	591,233	$17.98

Option price range at end of year	$1.17 to $42.1875		$1.647 to $42.1875		$5.6875 to $42.1875

Option price range for exercised shares	—		—		$9.00 to $13.50

Options available for grant at end of year	506,846		445,069		430,180

Weighted-average fair value of options granted during the year	$0.79		$1.11		$2.80
Options exercisable at end of year	782,081		585,233		438,483
Weighted-average price of exercisable options at end of year	$13.64		$18.06		$22.27

The following table summarizes information about fixed-price stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/03	Weighted- Average Exercise Price

$ 29.7500	59,900	2 years	$29.75	59,900	$29.75
42.1875	14,583	3 years	42.19	14,583	42.19
36.9375	58,000	4 years	36.94	58,000	36.94
27.6250	83,000	5 years	27.63	83,000	27.63
13.50 to 15.0625	169,750	6 years	14.29	169,750	14.29
9.0000	49,000	7 years	9.00	49,000	9.00
5.6875	148,500	8 years	5.69	99,000	5.69
1.6400	746,545	9 years	1.64	248,848	1.64
1.1700	17,145	10 years	1.17	—

	1,346,423			782,081

Recent Accounting Developments— In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN 45 also incorporates,

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4.	Summary of Significant Accounting Policies — (Continued)

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation requires consolidation by business enterprises of variable interest entities which have one or both of the following characteristics:

•	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; and

•	The equity investors lack one or more of the following essential characteristics of a controlling financial interest: a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights; b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; and c) the right to receive expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected loss.

FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, the effective date of FIN 46 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 was deferred until the end of the first interim or annual period ending after March 15, 2004.

Based on the Company’s preliminary assessment of the impact of this interpretation, management does not believe any of the Company’s currently unconsolidated variable interest entities are required to be included in its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made: (1) as part of the Derivatives

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4.	Summary of Significant Accounting Policies — (Continued)

Implementation Group process that effectively required amendments to SFAS No. 133; (2) in connection with the other FASB projects dealing with financial instruments; and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not impact the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability, many of which had been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This statement does not impact the financial instruments issued by the Company prior to May 31, 2003 and there have been no issuances of financial instruments by the Company since that date.

In December 2003, the FASB issued SFAS No. 132R “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132R requires the following disclosures: (1) the dates on which plan’s assets and obligations are measured, (2) reporting entities must segregate data on the market values of plan assets into broad asset categories, (3) a narrative description of the investment policy of plan assets, (4) a narrative description for the basis for the development of the expected long-term rate of return of plan assets, (5) expected contributions to be made to the plan on a cash basis over the next fiscal year and (6) expected benefit payments for each of the next ten fiscal years. These changes are effective for fiscal years ending after December 15, 2003, with the exception of (1) expected benefit payments and (2) foreign plans which are delayed until fiscal years ending after June 15, 2004. SFAS No. 132R requires disclosure of two items in quarterly interim reports. These requirements are the net benefit cost and contribution made during the fiscal year. The Company adopted the disclosure requirements of this standard, including the foreign plans.

5.	Research and Development

For the years 2003, 2002, and 2001, approximately $0, $0 and $300, respectively, were spent on Company-sponsored research activities. During the same periods, approximately $3,500, $2,300 and $2,400, respectively, were spent on customer-sponsored research activities.

6.	Accounts and Notes Receivable — Trade

The following table shows the components of trade accounts and notes receivable:

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

6.	Accounts and Notes Receivable — Trade — (Continued)

At December 31,	2003	2002
From long-term contracts:
Amounts billed due within one year	$138,677	$109,886

Retention — Billed:
Estimated to be due in:
2003		18,574
2004	2,868	5,701
2005	128	—
2006	656

Total billed	3,652	24,275

Retention — Unbilled:
Estimated to be due in:
2003		49,694
2004	51,731	—
2006	—	4

Total unbilled	51,731	49,698

Total retentions	55,383	73,973

Total receivables from long-term contract	194,060	183,859
Other trade accounts and notes receivable	56	—

	194,116	183,859
Less allowance for doubtful accounts	11,075	3,343

Net Trade Accounts and Notes Receivable	$183,041	$180,516

Unbilled amounts are billed in accordance with contract provisions which include monthly, milestone and other billing criteria.

Changes in the allowance for doubtful accounts during the periods ended December 31, 2001 through 2003 are presented below.

	2003	2002	2001

Balance at beginning of year	$3,343	$962	$2,426
Additions charged to expense	9,149	9,063	153
(Deductions)/amounts recovered	(1,417)	(6,682)	(1,617)

Balance at end of year	$11,075	$3,343	$962

7.	Contracts in Process and Inventories

The following table shows the elements included in contracts in process as related to long-term contracts:

	2003	2002

Contracts in Process
Costs plus accrued profits less earned revenues on contracts currently in process	$29,373	$52,437
Less progress payments	3,873	—

Net	$25,500	$52,437

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

7.	Contracts in Process and Inventories — (Continued)

Costs of inventories are shown below:

	2003	2002

Inventories
Materials and supplies	$—	$634
Finished goods	897	223

Total	$897	$857

8.	Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	2003	2002

Land and land improvements	$32	$27
Buildings	22,263	19,926
Equipment	91,929	83,746
Construction in progress	1	49

Total	$114,225	$103,748

Depreciation expense for the years 2003, 2002, and 2001 was $8,203, $8,126 and $8,896, respectively.

9.	Advances, Investments and Equity Interests

The Company owns a non-controlling equity interest in two energy projects and one waste-to-energy project; all are located in Italy. Two of the projects are each 42% owned while the third is 49% owned by the Company. Following is summarized financial information for the Company’s equity affiliates combined, as well as the Company’s interest in the affiliates.

At December 31,	2003	2002

Balance Sheet Data:
Current assets	$94,525	$79,569
Other assets (primarily buildings and equipment)	409,267	344,993
Current liabilities	31,445	19,429
Other liabilities (primarily long-term debt)	385,047	344,148

Net assets	$87,300	$60,985

For the year ended December 31,	2003	2002	2001

Total revenues	$216,006	$168,421	$156,639
Gross earnings	56,355	42,819	44,118
Income before taxes	38,062	31,013	21,290
Net earnings	$22,802	$17,303	$11,627

As of December 31, 2003, the Company’s share of the net earnings and investment in the equity affiliates totaled $9,738 and $36,681, respectively. The Company has guaranteed certain performance obligations of such projects. The Company’s average contingent obligations under such guarantees are approximately $1,800 per year in total for the three projects.

The undistributed retained earnings of the Company’s equity investees amounted to approximately $28,500 and $17,000 at December 31, 2003 and 2002, respectively.

Additionally, at December 31, 2003, the Company holds investments in unconsolidated affiliates of $50,680 carried at cost since the Company does not hold a controlling financial interest. The Company has made advances of $29,046 to its third-party equity investees.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10.	Bank Loans

The bank loan outstanding at the end of 2002 of $13,266 was paid off during 2003. The approximate weighted-average interest rate on borrowings outstanding during 2002 was 4.14%.

The Company had unused lines of credit for short-term bank borrowings of $1,860 at the end of 2003.

Interest costs incurred on bank loans in 2003, 2002, and 2001 were $422, $690 and $1,454, respectively.

11.	Income Taxes

The Company’s earnings/(losses) before income taxes for the years 2003, 2002 and 2001 were taxed under foreign jurisdictions.

	2003	2002	2001

Earnings/(loss) before income taxes	$8,171	$(46,912)	$7,179

The provision for income taxes on those earnings/(losses) was as follows:

	2003	2002	2001

Current tax expense	$22,356	$8,355	$7,540
Deferred tax (benefit)/expense	(8,560)	(12,194)	6,569

Total provision/(benefit) for income taxes	$13,796	$(3,839)	$14,109

Deferred tax assets (liabilities) consist of the following:

	2003	2002	2001

Net operating loss carryforwards	$31,794	$29,146	$24,566
Valuation allowance	(35,053)	(32,483)	(24,280)
Fixed assets and operating leases	26,252	27,605	19,973
Pension	23,501	36,490	(29,742)
Other	3,781	1,714	1,549
Difference between book and tax recognition of income	75	(930)	(157)
Tax credit carryforwards	1,354	5,097	535
Contract and bonus reserve	18,331	13,601	4,297

Net deferred tax assets (liabilities)	$70,035	$80,240	$(3,259)

Tax credit carryforwards were generated in foreign subsidiaries. As reflected above, the Company has recorded various deferred tax assets/(liabilities). Realization is dependent on generating sufficient taxable income. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. The valuation allowance increased by $2,570 and $8,203 in 2003 and 2002, respectively. Such increase was required under SFAS No. 109, “Accounting for Income Taxes” when there is an evidence of losses from operations in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided in the current year do not begin expiring until 2013 and beyond, based on the current tax laws.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.K. statutory rate to earnings/(loss) before income taxes, as a result of the following:

	2003	2002	2001

Tax provision/(benefit) at U.K. statutory rate	30.0%	(30.0)%	30.0%
Non-deductible expenses / other	45.9%	11.3%	(1.2)%
Valuation allowance	31.5%	17.5%	121.6%
Foreign rate differential	63.1%	(8.4)%	42.8%
Other	(1.7)%	1.4%	3.3%

	168.8%	(8.2)%	196.5%

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

12.	Pensions and Other Employee Benefits

Pension Benefits — The Company’s subsidiary in the United Kingdom has a pension plan which covers all full-time employees. Under the plan, retirement benefits are primarily a function of both years of service and level of compensation. At December 31, 2003, the Company recognized a cumulative minimum liability in its consolidated financial statements for the underfunded amount of $193,635 pretax, resulting in a cumulative pretax charge to other comprehensive income/(loss). This represents a reduction in the minimum liability of $44,050 from the prior year, including the impact of foreign currency translation. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

The following chart contains the disclosures for pension benefits for the years 2003, 2002 and 2001.

	Pension Benefits

	2003	2002

Projected Benefit Obligation (PBO)
PBO at beginning of period	$470,371	$337,389
Service cost	12,835	12,161
Interest cost	26,622	19,408
Plan participants contributions	7,147	5,690
Plan amendments	1,961	2,940
Actuarial loss	(36)	71,727
Benefits paid	(20,618)	(15,570)
Special termination benefits/other	993	(975)
Foreign currency exchange rate changes	49,406	37,601

PBO at end of period	548,681	470,371

Plan Assets
Fair value of plan assets at beginning of period	294,974	307,053
Actual return on plan assets	50,152	(44,892)
Employer contributions	26,721	24,757
Plan participant contributions	7,147	5,690
Benefits paid	(20,618)	(15,570)
Other	2,855	(8,488)
Foreign currency exchange rate changes	34,831	26,424

Fair value of plan assets at end of period	396,062	294,974

Funded Status
Funded Status	(152,619)	(175,397)
Unrecognized net actuarial loss/(gain)	259,783	281,116
Unrecognized prior service cost	9,745	10,334
Unrecognized transition (asset) obligation	(1,060)
Adjustment for the minimum liability	(193,635)	(237,685)

(Accrued) benefit cost	$(77,786)	$(121,632)

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

12.	Pensions and Other Employee Benefits — (Continued)

	Pension Benefits

	2003	2002	2001

Net Periodic Benefit Cost
Service cost	$12,835	$12,161	$11,018
Interest cost	26,622	19,408	17,330
Expected return on plan assets	(23,179)	(24,261)	(29,604)
Amortization of prior service cost	1,446	1,339	1,029
Recognized actuarial loss — other	19,887	8,280	2,240

Total SFAS No. 87 net periodic pension cost	$37,611	$16,927	$2,013

Assumptions:
	2003	2002	2001

Periodic Benefit Cost
Discount rate	5.60%	5.75%	5.75%
Long-term rate of return	7.50%	8.00%	9.00%
Salary scale	3.30%	4.00%	4.00%

	2003	2002

Benefit Obligations
Discount rate	5.40%	5.60%
Salary scale	3.00%	3.30%

Plan measurement date —The measurement date for all of the Company’s defined benefit plans is December 31 of each year for both plan assets and obligations.

Accumulated benefit obligation — The accumulated benefit obligations (ABO) for the Company’s plans totaled approximately $481,000 and $427,000 at year end 2003 and 2002, respectively. As previously discussed, the Company recorded charges to other comprehensive income/(loss) in each of the years 2000 through 2003, due to the ABO exceeding the fair value of plan assets.

Investment policy — Each of the Company’s plans is governed by a written investment policy.

The investment policy of the U.K. plan is designed to improve the ongoing funding level of the plan while gradually, over time, changing the mix of investment allocation between equities and bonds to more fully match the liabilities of the plan. The bond and equity allocations range from 40% bonds and 60% equities to 50% bonds and 50% equities, depending on the funding level.

Long-term rate of return assumptions — The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. The long-term rate of return is reviewed annually by the Company for its funded plans and adjusted, if required. The weighted-average expected long-term rate of return on plan assets has declined from 9.0% to 7.5% over the past three years.

Plan Asset Allocations
	2003	2002

U.K. equities	38%	39%
Non-U.K. equities	25%	24%
U.K. fixed income securities	32%	34%
Non-U.K. fixed income securities	0%	0%
Other	5%	3%

Total	100%	100%

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

12.	Pensions and Other Employee Benefits — (Continued)

Contributions — The Company expects to contribute approximately $26,500 to its pension plan in 2004.

Other Employee Benefits — The Company’s subsidiaries in Italy participate in a government-mandated indemnity program for its employees. Accordingly, the Company accrues one month’s salary per employee for each year of the employee’s service, payable when the employee leaves the Company. In 2003, 2002 and 2001, the Company recorded an expense of approximately $3,700, $3,300 and $3,200, respectively. A liability of $24,324 in 2003 and $19,908 in 2002 related to the Company’s obligation in connection with this program is included in pension, postretirement and other employee benefits obligation on the consolidated balance sheet.

13.	Sale/leaseback Transactions

The Company entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the U.K. in 1999. In connection with these transactions, the Company recorded deferred gains which are being amortized to income over the term of the respective leases. The amortization was $3,622, $3,197 and $3,080, for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and December 31, 2002, the balance of the deferred gains was $74,151 and $69,540, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheet. The year-over-year increase in the deferred gain balance was primarily due to a change in foreign currency translation rates.

14.	Operating Leases

The Company and certain of its subsidiaries are obligated under operating lease agreements primarily for office space. Rental expense for these leases totaled $19,235 in 2003, $15,416 in 2002 and $16,212 in 2001. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2004	$19,571
2005	18,189
2006	15,363
2007	13,385
2008	11,827
Thereafter	149,772

$228,107

15.	Derivative Financial Instruments

The Company’s activities expose it to risks related to the effect of changes in the foreign-currency exchange rates. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133. At December 31, 2003 and 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded in the year ended December 31, 2003 a pretax gain on derivative instruments of $616, and in the year ended December 31, 2002 a pretax loss of $457, which were recorded in cost of operating revenues on the consolidated statement of operations and comprehensive income/(loss). The Company is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated A or better by Standard & Poor’s or A2 or better by Moody’s. As of December 31, 2003, approximately $19,900 was owed to the Company by counterparties and approximately $7,800 was owed by the Company to counterparties. A $553 after-tax loss was recorded in other comprehensive income as of December 31, 2001. This amount was reclassified to earnings in 2002 as the Company no longer qualified for deferral under SFAS No. 133.

The maximum term over which the Company is hedging exposure to the variability of cash flows is 12 months.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

16.	Warranty Reserves

The Company provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

Balance as of December 31, 2001	$13,700
Accruals	10,400
Settlements	(900)
Adjustments to provisions	(3,300)

Balance as of December 31, 2002	19,900
Accruals	21,600
Settlements	(1,300)
Adjustments to provisions	600

Balance as of December 31, 2003	$40,800

17.	Litigation and Uncertainties

In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment or plant construction and seeking resulting alleged damages. Additionally, the Company evaluates its non-contract exposures and records accruals as necessary. Based on its knowledge of the facts and circumstances relating to the Company’s liabilities, if any, and to its insurance coverage, management of the Company believes that the disposition of such suits will not result in material charges against assets or earnings materially in excess of amounts previously provided in the accounts. During 2002, approximately $5,000 was accrued related to estimated exposures. This charge was recorded in other deductions on the consolidated statement of operations and comprehensive income/(loss).

The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings cannot be estimated with certainty.

18.	Financial Instruments and Risk Management

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

Carrying Amounts and Fair Values — The estimated fair values of the Company’s financial instruments are as follows:

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

18.	Financial Instruments and Risk Management — (Continued)

	2003		2002

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$169,321	$169,321	$129,049	$129,049
Restricted cash	20,747	20,747	30,169	30,169
Intercompany notes receivable — current	5,486	—	42,141	—
Third-party long-term debt	1,423	1,423	424	424
Intercompany notes payable — current	3,903	—	13,606	—
Intercompany notes payable — long-term	306,871	—	309,795	—
Derivatives:
Foreign currency contracts	616	616	(457)	(457)

In the ordinary course of business, the Company is contingently liable for performance under letters of credit, bank guarantees and surety bonds totaling $137,592 and $211,480 as of December 31, 2003 and December 31, 2002, respectively. In the Company’s past experience, no material claims have been made against these financial instruments. Management of the Company does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

As of December 31, 2003, the Company had $27,724 of foreign currency contracts outstanding. These foreign currency contracts mature during 2004. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. As of December 31, 2003 and 2002, the Company had no significant concentrations of credit risk.

19.	Related Party Transactions

The Company enters into long-term contracts as a subcontractor and/or performs subcontracting work for certain Foster Wheeler affiliates. Included in the consolidated statement of operations and comprehensive income/(loss) for 2003, 2002 and 2001 related to these contracts and intercompany borrowings is the following:

	2003	2002	2001

Operating revenues	$3,373	$5,377	$7,956
Cost of operating revenues	2,986	6,348	6,176
Interest income	3,516	7,079	6,370
Interest expense	23,336	22,558	24,951

Costs incurred by Foster Wheeler Ltd. and certain of its affiliates on behalf of the Company are charged to the Company through a management fee. These fees represent management’s estimation of a reasonable allocation of the Company’s share of such costs. These costs, plus royalty fees, are included in costs and expenses and totaled $17,254, $20,018 and $10,949 in 2003, 2002 and 2001, respectively.

Included in the consolidated balance sheet for 2003 and 2002 related to long-term contract activity and intercompany borrowings with Foster Wheeler affiliates is the following:

Back to Contents

  FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

19.	Related Party Transactions — (Continued)

	2003	2002

Accounts and notes receivable — other	$17,681	$22,186
Intercompany notes receivable	5,486	42,141
Accounts payable	50,920	65,270
Intercompany notes payable	310,774	323,401

Intercompany notes payable includes $270,000 due in 2016 at interest rates of 7.5% in 2003, 8.0% in 2002 and 8.25% in 2001.

Also reflected in the balance sheet, due to the uncertainty of collection based on the going concern issues addressed in Note 2, the Company reduced intercompany notes receivable and charged shareholder’s deficit for its notes receivable from U.S. affiliates. The year-over-year change is reflected in the Consolidated Statement of Changes in Shareholder’s Deficit and the Consolidated Statement of Cash Flows. The impact on shareholder’s deficit was a reduction of $66,251 and $41,259 at December 31, 2003 and 2002, respectively.

Additionally, at December 31, 2003 and 2002, the Company held investments in unconsolidated affiliates of $50,680 and $47,038 at cost.

In 2001, the Company purchased the investments in its subsidiaries from its parent, Foster Wheeler International Corporation. As the transfer of ownership occurred between entities under common control, the difference between the purchase price and the net equity of these subsidiaries of $250,291 was charged to paid-in capital in the amount of $86,886 and to accumulated deficit in the amount of $163,405, as the Company’s paid-in capital could not absorb the full amount of the excess purchase price.

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 26, 2003, December 27, 2002, and December 28, 2001.

20.	Security Pledged as Collateral

Foster Wheeler LLC issued $200,000 Notes (“Senior Notes”) in the public market, which bear interest at a fixed rate of 6.75% and are due November 15, 2005. Holders of the Senior Notes have a security interest in the stock and debt of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the Senior Credit Facility. As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $164,900 at December 26, 2003) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

21.	Subsequent Events

On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provides for up to $45,000 of additional revolving loans available to provide working capital which may be required by these subsidiaries as they seek to grow the business by pursuing a larger volume of lump sum EPC contracts. The facility is secured by substantially all of the assets of these subsidiaries. The facility is subject to covenant compliance. Such covenants include a minimum EBITDA level and a loan to EBITDA ratio. As of March 10, 2004, the facility remains undrawn.

Back to Contents

FW Netherlands C.V. and Subsidiaries
Consolidated Financial Statements
December 31, 2003

Back to Contents

Report of Independent Auditors

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and comprehensive income/(loss), of cash flows and of changes in partners’ capital present fairly, in all material respects, the financial position of FW Netherlands C.V. and Subsidiaries (the “Partnership”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, effective December 29, 2001, the Partnership adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

The accompanying financial statements have been prepared assuming the Partnership and the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 26, 2003 and has a shareholders’ deficit of $872,400,000 at December 26, 2003. The Parent has substantial debt obligations and during 2003 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations, assets sales and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. The partnership interests of the Partnership have been pledged as collateral to the holders of the $200,000,000 Senior Notes issued by the Parent. These matters raise substantial doubt about the Partnership’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 10, 2004

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME/(LOSS)
(in thousands of dollars)

	For the Years Ended December 31,

	2003	2002	2001

		(restated) (see Note 3)	(restated) (see Note 3)
Revenues:
Operating revenues (including $72,820 in 2003, $73,807 in 2002 and $70,344 in 2001 with affiliates)	$655,459	$478,105	$333,263
Interest income (including $107 in 2003, $195 in 2002 and $70 in 2001 with affiliates)	4,215	4,439	2,268
Other Income	1,778	2,693	7,903

Total Revenues	661,452	485,237	343,434

Costs and Expenes:
Cost of operating revenues	598,622	421,905	297,850
Selling, general and administrative expenses (including $10,563 in 2003, $9,297 in 2002 and $5,639 in 2001 with affiliates)	37,297	32,333	25,791
Other deductions	5,851	5,580	6,061
Minority interest	133	—	889
Interest expense (including $3,500 in each of the years 2003 , 2002 and 2001 with affiliates)	6,147	3,606	3,632

Total Costs and Expenses	648,050	463,424	334,223

Earnings before income taxes	13,402	21,813	9,211
Provision for income taxes	12,815	7,978	5,111

Net earnings	587	13,835	4,100
Other comprehensive income/(loss):
Cumulative effect on prior years (to December 31, 2000) of a change in accounting principle for derivative instruments designated as cash flow hedges (net of tax $1,088 in 2001)	—	—	2,022
Change in net loss on derivative instruments designated as cash flow hedges (net of tax (benefit) of ($126) in 2002 and ($962) in 2001)	—	(235)	(1,787)
Change in accumulated translation adjustment during the year	23,776	14,201	(6,118)

Comprehensive income/(loss)	$24,363	$27,801	$(1,783)

See notes to consolidated financial statements.

Back to Contents

F W NETHERLANDS C.V. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars)

	December 31, 2003	December 31, 2002

ASSETS		(restated) (see Note 3)
Current Assets:
Cash and cash equivalents	$108,891	$98,875
Short-term investments	13,390	—
Accounts and notes receivable:
Trade	104,567	113,860
Other (including $1,270 in 2003 and $13,620 in 2002 from affiliates)	4,067	16,103
Intercompany notes receivable	—	10,000
Contracts in process	17,301	39,238
Inventories	1,594	4,570
Prepaid, deferred and refundable income taxes	4,102	506
Prepaid expenses	13,813	6,588

Total current assets	267,725	289,740

Land, buildings and equipment	75,904	61,228
Less accumulated depreciation	28,421	21,995

Net book value	47,483	39,233

Restricted cash	9,228	22,081
Notes and accounts receivable — long-term	282	267
Intercompany notes receivable — long-term	1,523	1,165
Investment and advances	2,987	7,421
Goodwill, net	48,690	47,786
Other intangible assets, net	15,219	13,635
Other assets	2,243	333
Deferred income taxes	413	662

TOTAL ASSETS	$395,793	$422,323

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Current installments on long-term debt and capital lease obligation	$373	$307
Accounts payable (including $7,913 in 2003 and $11,091 in 2002 with affiliates)	88,726	77,060
Accrued expenses	18,316	19,493
Intercompany notes payable	893	38,851
Estimated costs to complete long-term contracts	132,297	161,862
Advance payments by customers	3,125	478
Income taxes	876	1,257

Total current liabilities	244,606	299,308

Long-term debt less current installments	130	175
Capital lease obligations	17,270	14,559
Intercompany notes payable — long-term	40,000	40,000
Deferred income taxes	4,271	3,295
Other long-term liabilities and minority interest	4,607	4,123
Commitments and Contingencies	—	—

TOTAL LIABILITIES	310,884	361,460

TOTAL PARTNERS’ CAPITAL	84,909	60,863

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$395,793	$422,323

See notes to consolidated financial statements.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
(in thousands of dollars)
(restated)
(see Note 3)

	Accumulated Earnings	Contributed Capital	Accumulated Translation Adjustment	Capitalization of Intercompany Notes Receivable	Other	Total

Balance at December 31, 2000	$13,962	$75,312	$(42,804)	$(7,151)	$—	$39,319
Allocation of net earnings to Partners	4,100					4,100
Capitalization of intercompany notes receivable				(7,274)		(7,274)
Cumulative effect on prior years of change in accounting principle for derivative instruments designated as cash flow hedges					2,022	2,022
Change in net loss on derivative instruments designated as cash flow hedges					(1,787)	(1,787)
Change in translation adjustment			(6,118)			(6,118)

Balance at December 31, 2001	18,062	75,312	(48,922)	(14,425)	235	30,262

Allocation of net earnings to Partners	13,835					13,835
Capitalization of intercompany notes receivable				2,800		2,800
Derivative instruments					(235)	(235)
Change in translation adjustment			14,201			14,201

Balance at December 31, 2002	31,897	75,312	(34,721)	(11,625)	—	60,863

Allocation of net earnings to Partners	587					587
Capitalization of intercompany notes receivable				(317)		(317)
Change in translation adjustment			23,776			23,776

Balance at December 31, 2003	$32,484	$75,312	$(10,945)	$(11,942)	$—	$84,909

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER NETHERLANDS C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)

	For the Years Ended December 31,

	2003	2002	2001

		(restated) (see Note 3)	(restated (see Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$587	$13,835	$4,100
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation and amortization	5,178	4.723	4,988
Provision for losses on accounts receivable	96	1,115	(32)
Deferred tax	2,688	1,748	(2,510)
(Gain)/loss on asset sale	(406)	267	(242)
Other noncash items	7,672	1,519	(80)
Changes in assets and liabilities:
Receivables	46,789	(11,133)	(6,678)
Contracts in process and inventories	30,970	34,228	(210)
Accounts payable and accrued expenses	(7,356)	(2,897)	23,597
Estimated costs to complete long-term contracts	(62,229)	49,566	5,364
Advance payments by customers	588	(15,154)	(11,382)
Income taxes	(5,844)	(1,900)	4,121
Other assets and liabilities	(7,296)	1,362	2,905

Net cash provided by operating activities	11,437	77,279	23,941

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	17,126	(22,081)	—
Capital expenditures	(5,749)	(3,772)	(2,372)
Proceeds from sale of properties	858	1,102	638
Decrease/(increase) in investments and advances	905	(5,949)	(1,004)
(Increase)/decrease in short-term investments	(7,106)	72	(1)

Net cash provided/(used) by investing activities	6,034	(30,628)	(2,739)

CASH FLOWS FROM FINANCING ACTIVITIES
(Return of Equity to)/infusion from Parent	(317)	2,800	(7,274)
(Increase)/decrease in loan to affiliate	(25,620)	(17,018)	1,314
Proceeds from long-term debt	—	139	1
Payment of long-term debt	(451)	—	—
Bank loans	—	—	128

Net cash used by financing activities	(26,388)	(14,079)	(5,831)

Effect of exchange rate changes on cash and cash equivalents	18,933	16,428	(1,951)

INCREASE IN CASH AND CASH EQUIVALENTS	10,016	49,000	13,420
Cash and cash equivalents at beginning of year	98,875	49,875	36,455

CASH AND CASH EQUIVALENTS AT END OF YEAR	$108,891	$98,875	$49,875

Cash paid during the year for:
Interest (net of amount capitalized)	229	49	125
Income taxes	3,461	5,024	631

NON-CASH INVESTING AND FINANCING ACTIVITIES
In December 2002, the Company entered into a lease transaction for an office building in Finland. The transaction qualified as a capital lease (see Note 14).

See notes to consolidated financial statements.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

1.	Description of Business

FW Netherlands C.V., a limited liability partnership registered in the Netherlands, and Subsidiaries, collectively referred to herein as the “Partnership,” is owned by PGI Holdings Inc.) (90%) and Energy Holdings Inc. (10%), which are indirectly wholly owned by Foster Wheeler Ltd. The principal operations of the Partnership are to design, manufacture and erect steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized-bed and conventional boilers firing coal, oil, gas, biomass and other municipal solid waste, waste wood and low-BTU gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOX burners. Site services related to these products encompass plant erection, maintenance engineering, plant upgrading and life extension, and plant repowering. The Partnership also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering, and solids mechanics. The Partnership principally operates under one segment, primarily in Finland, Poland and Spain.

The Partnership has transactions and relationships with Foster Wheeler and its affiliates. The financial position, results of operations, and cash flows of the Partnership have been impacted by these transactions and relationships as discussed in Notes 2, 3, 9 and 18.

2.	Liquidity and Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership’s ability to continue as a going concern is largely dependent on Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd. may not, however, be able to continue as a going concern. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as Foster Wheeler Ltd. maintaining credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. has incurred significant losses in each of the years in the three-year period ended December 26, 2003, and has a shareholders’ deficit of $872,400. Foster Wheeler Ltd. has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. As described in more detail below, Foster Wheeler Ltd. received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the credit facilities were amended to provide covenant relief of up to $180,000 of gross pretax charges recorded in the third quarter of 2002 and also to provide that up to an additional $63,000 in pretax charges related to specific contingencies could be excluded from the covenant calculation through December 2003, if incurred. In March 2003, the Senior Credit Facility was again amended to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants and the minimum earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) and senior debt ratio. The credit facilities were also amended in July 2003 to provide waivers of the applicable sections of the Senior Credit Facility to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. There is no assurance that Foster Wheeler Ltd. will be able to comply with the terms of the Senior Credit Facility, as amended, and other debt agreements during 2004. Management’s current forecast indicates that Foster Wheeler Ltd. will be in compliance with the financial covenants contained in the Senior Credit Facility throughout 2004. However there can be no assurance that the actual financial results will match the forecasts or that Foster Wheeler Ltd. will not violate the covenants.

Foster Wheeler Ltd.’s U.S. operations, which include the corporate center, are cash flow negative and are expected to continue to generate negative cash flow due to a number of factors including the litigation and settlement of asbestos related claims, costs related to Foster Wheeler Ltd.’s indebtedness, obligations to fund U.S. pension plans, and other expenses related to corporate overhead.

Management closely monitors liquidity and updates its U.S. cash flow forecasts weekly. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, and working capital needs. Foster Wheeler Ltd.’s current cash flow forecasts indicate that sufficient cash will be available to fund Foster Wheeler Ltd.’s U.S. and foreign working capital needs throughout 2004.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2.	Liquidity and Going Concern — (Continued)

As of December 26, 2003, Foster Wheeler Ltd. had aggregate indebtedness of approximately $1,000,000. The corporate debt must be funded primarily from distributions from foreign subsidiaries. As of December 26, 2003, Foster Wheeler Ltd. had cash and cash equivalents on hand, short-term investments, and restricted cash totaling $430,200 compared to $429,400 as of December 27, 2002. Of the $430,200 total at December 26, 2003, approximately $366,700 was held by foreign subsidiaries. Foster Wheeler Ltd. is sometimes required to cash collateralize bonding or certain bank facilities. The amount of Foster Wheeler Ltd.’s restricted cash at December 26, 2003 was $52,700, of which $48,000 relates to the non-U.S. operations.

Foster Wheeler Ltd. requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs. Foster Wheeler Ltd.’s current 2004 forecast assumes cash repatriations from its non-U.S. subsidiaries from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends of approximately $61,000. In 2003, Foster Wheeler Ltd. repatriated approximately $100,000 from its non-U.S. subsidiaries.

There can be no assurance that the forecasted foreign cash transfers will occur as there are significant legal and contractual restrictions on Foster Wheeler Ltd.’s ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of Foster Wheeler Ltd.’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory minimum capitalization requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law which could result in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, Foster Wheeler Ltd. may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries or future earnings of those subsidiaries in sufficient amounts to fund its U.S. working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit Foster Wheeler Ltd.’s ability to continue as a going concern.

As part of its debt restructuring plan, Foster Wheeler Ltd. and certain of its subsidiaries filed an amended registration statement with the Securities and Exchange Commission (“SEC”) on December 22, 2003, and as further amended on January 13, 2004, relating to an offer for all of the existing $175,000 Preferred Trust Securities, $210,000 Convertible Notes, $113,300 Robbins bonds, and $200,000 2005 Senior Notes (the “Senior Notes”) due 2005.

On February 5, 2004, Foster Wheeler Ltd. announced, in support of its restructuring activities, a number of institutional investors have committed to provide $120,000 of new financing to Foster Wheeler Ltd. to replace the current term loan and the revolving credit facility portions of its Senior Credit Facility. This commitment is contingent upon the completion of the proposed exchange offer. Additionally, Foster Wheeler Ltd. has discontinued its previously announced plans to divest one of its European operating units.

The total amount of debt subject to the exchange offer is approximately $700,000. Interest expense incurred on this debt in 2003 totaled approximately $55,000. Foster Wheeler Ltd. is offering a mix of equity as well as debt with longer maturities in exchange for these securities. Foster Wheeler Ltd. anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer; however, there can be no assurance that Foster Wheeler Ltd. will complete the exchange offer on acceptable terms, or at all.

Failure by Foster Wheeler Ltd. to achieve its cash flow forecast or to complete the components of the restructuring plan on acceptable terms would have a material adverse effect on Foster Wheeler Ltd.’s and the Partnership’s financial condition. These matters raise substantial doubt about Foster Wheeler Ltd.’s and the Partnership’s ability to continue as a going concern.

In August 2002, Foster Wheeler Ltd. finalized a Senior Credit Facility with its lender group. This facility included a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility, which expires on April 30, 2005. The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries. The Senior Credit Facility has no required repayments prior to maturity on April 30, 2005. The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. Foster Wheeler Ltd. retained the first $77,000 of such amounts and also retains a 50% share of the balance. With the sale of the Foster Wheeler Environmental Corporation net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, principal prepayments of $11,800 were made on the term loan during 2003.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2.	Liquidity and Going Concern — (Continued)

The financial covenants in the agreement commenced at the end of the first quarter 2003 and include a senior leverage ratio and a minimum EBITDA defined in the agreement, as amended. Compliance with these covenants is measured quarterly. The EBITDA covenant compares the actual average rolling four quarter EBITDA, as adjusted in the Senior Credit Facility, to minimum EBITDA targets. The senior leverage covenant compares actual average rolling EBITDA, as adjusted in the Senior Credit Facility, to total senior debt. The resultant multiple of debt to EBITDA must be less than maximum amounts specified in the Senior Credit Facility. Management’s current forecast indicates that Foster Wheeler Ltd. will be in compliance with these covenants throughout 2004.

Amendment No. 1 to the Senior Credit Facility, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pretax charges recorded by Foster Wheeler Ltd. in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. As of December 26, 2003, $31,000 of the contingency risks were favorably resolved, and additional project reserves were established for $32,000 leaving a contingency balance of $0.

Amendment No. 2 to the Senior Credit Facility, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, Foster Wheeler Ltd. made a prepayment of principal in the aggregate amount of $10,000 in March 2003.

Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. In connection with this amendment to the Senior Credit Facility, Foster Wheeler Ltd. agreed to pay on March 31, 2004 a fee equal to 5% of the lenders’ credit exposure on March 31, 2004 if Foster Wheeler Ltd. has not made a prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. Foster Wheeler Ltd. expects the gross amount of this fee, if required, will be approximately $14,000, which has been accrued and included in Foster Wheeler Ltd.’s liquidity forecast.

Holders of Foster Wheeler Ltd.’s Senior Notes due November 15, 2005 have a security interest in the stock and debt of certain of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the revolving portion of the Senior Credit Facility. As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $164,900 as of December 26, 2003) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

Foster Wheeler Ltd. finalized a sale/leaseback arrangement in the third quarter of 2002 for an office building at its corporate headquarters. This capital lease arrangement leases the facility to Foster Wheeler Ltd., for an initial non-cancelable period of 20 years.

In the third quarter of 2002, Foster Wheeler Ltd. entered into a receivables financing facility that matures on August 15, 2005 and is secured by a portion of certain of Foster Wheeler Ltd.’s domestic trade receivables. Under this agreement, Foster Wheeler Ltd. has the ability to borrow up to a maximum of $40,000 using eligible trade accounts receivable as collateral. The facility is subject to covenant compliance. The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding.

No borrowings were outstanding under this facility as of December 26, 2003 or December 27, 2002.

On January 26, 2004, subsidiaries in the UK entered into a two year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provides for up to $45,000 of additional revolving loans available to provide working capital which may be required by these subsidiaries as they seek to grow the business by pursuing a larger volume of lump sum EPC contracts. The facility is secured by substantially all of the assets of these subsidiaries. The facility is subject to covenant compliance. Such covenants include a minimum EBITDA level and a loan to EBITDA ratio. As of March 10, 2004, the facility remains undrawn.

Back to Content

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2.	Liquidity and Going Concern — (Continued)

The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management’s forecast indicates that Foster Wheeler Ltd. will be in compliance with the debt covenants throughout 2004. However, there can be no assurance that the actual financial results will match the forecasts or that Foster Wheeler Ltd. will not violate the covenants. If Foster Wheeler Ltd. violates a covenant under the Senior Credit Facility, the sale/leaseback arrangement, or receivables financing arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a default under the following agreements: the Senior Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the Subordinated Robbins Facility exit funding obligations, and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well. The total amount of Foster Wheeler Ltd. debt that could be accelerated, including the amount outstanding under the Senior Credit Facility, is $919,300 as of December 26, 2003. Foster Wheeler Ltd. would not be able to repay amounts borrowed if the payment dates were accelerated. The debt covenants and the potential payment acceleration requirements raise substantial doubts about Foster Wheeler Ltd.’s and the Partnership’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On March 18, 2003, Foster Wheeler Ltd. received a formal notice from the New York Stock Exchange (“NYSE”) indicating that Foster Wheeler Ltd. was below the continued listing criteria of a total market capitalization of not less than $50,000 over a 30-day trading period and shareholders’ equity of not less than $50,000. Following discussions with Foster Wheeler Ltd. in May 2003, the NYSE permitted Foster Wheeler Ltd.’s securities to continue to be listed subject to Foster Wheeler Ltd.’s return to compliance with the continued listing standard within 18 months of receipt of the notice and further subject to quarterly review by the NYSE. At that time, Foster Wheeler Ltd.’s ticker symbol was designated with the suffix “bc” indicating that it was below compliance with the NYSE listing standards. Following its most recent review, the NYSE determined to de-list Foster Wheeler Ltd. as of November 14, 2003 based on its inability to meet the NYSE’s minimum shareholders’ equity requirement of positive $50,000. Foster Wheeler Ltd.’s common stock now trades on the Pink Sheets and its common stock and 9.00% FW Preferred Capital Trust I securities are quoted and traded on the Over-the-Counter Bulletin Board (“OTCBB”).

Under Bermuda law, the consent of the Bermuda Monetary Authority (“BMA”) is required prior to the transfer by non-residents of Bermuda of a Bermuda company’s shares. Since becoming a Bermuda company, Foster Wheeler Ltd. has relied on an exemption from this rule provided to NYSE-listed companies. Due to Foster Wheeler Ltd. being de-listed, this exemption is no longer available. To address this issue, Foster Wheeler Ltd. obtained the consent of the BMA to transfers between non-residents for so long as Foster Wheeler Ltd.’s shares continue to be quoted in the Pink Sheets or on the OTCBB. Foster Wheeler Ltd. believes that this consent will continue to be available.

3.	Purchase of Foster Wheeler Energia S.A.

In October 2003, the Partnership acquired Foster Wheeler Energia S.A., a wholly owned subsidiary of Foster Wheeler Europe Limited, for proceeds of approximately $30,675. The subsidiary was purchased from a wholly owned affiliate of Foster Wheeler Ltd. The sales price approximated the carrying value. The Company has reflected this transaction as a reorganization of companies under common control. Accordingly, the accompanying financial statements have been revised to include the historical activity of Foster Wheeler Energia S.A. in the consolidated statements of financial position, results of operations and cash flows for all periods presented.

	For the Years Ended December 31,

	2002	2001

Assets	$87,854	$91,820
Liabilities	42,957	61,818
Revenues	45,873	66,454
Net (loss)/earnings	(2,583)	5,409

4.	Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements have been prepared based on accounting principles generally accepted in the United States of America and include the accounts of all significant domestic and foreign subsidiary companies. All significant intercompany transactions and balances have been eliminated.

Back to Content

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4.	Summary of Significant Accounting Policies — (Continued)

The Partnership’s fiscal year ends on December 31.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, and contingencies, among others. At December 31, 2003, 2002 and 2001, the Partnership had claims of $0 in each year.

Revenue Recognition on Long-term Contracts — Revenues and profits on long-term fixed-price contracts are recorded under the percentage-of-completion method. Progress towards completion is measured using physical completion of individual task for all contracts with a value of $5,000 or greater. Progress toward completion of fixed-price contracts with a value under $5,000 is measured using the cost-to-cost method.

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

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. One of the Partnership’s subsidiaries has entered into several bonding arrangements with various financial institutions which include covenants that may restrict the ability of the subsidiary to pay dividends to its parent company. The most restrictive of these covenants require the subsidiary to maintain at least a 30% equity ratio and to limit dividend payments so as not to exceed 75% of statutory earnings. The subsidiary has maintained compliance with the covenants.

Restricted Cash — At December 31, 2003 and December 31, 2002, restricted cash consisted of $9,228 and $22,081, respectively, that was required to collateralize letters of credit and bank guarantees.

Short-term Investments — Short-term investments consist primarily of bonds of foreign governments and are classified as available for sale under Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Realized gains and losses from sales are based on the specific identification method. For the years ended 2003, 2002 and 2001, there were no realized gains or losses and unrealized gains and losses were immaterial. At December 31, 2003 short-term investments consisted of bank deposits of $8,033 and certificates of deposit of $5,357. In 2002 these certificates of deposit were recorded in investments and advances.

Back to Content

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4.	Summary of Significant Accounting Policies — (Continued)

Trade Accounts Receivable — In accordance with terms of long-term contracts, certain percentages of billings are withheld by customers until completion and acceptance of the contracts. Final payments of all such amounts withheld, which might not be received within a one-year period, are indicated in Note 6. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets. Trade accounts receivable are continually evaluated in accordance with corporate policy. Provisions are established on a project specific basis when there is an issue associated with the client’s ability to make payments or there are circumstances where the client is not making payment due to contractual issues. Customer payment history, trends within our various served markets and general economic trends are also evaluated when considering the necessity of a provision.

Accounts and Notes Receivable Other — Non-trade accounts and notes receivable consist primarily of VAT (Value Added Tax) deposits of $1,900 and $500 and receivables from affiliates of $1,270 and $13,620 at December 31, 2003 and 2002 respectively

Land, Buildings and Equipment — Land, buildings and equipment are stated at cost. Depreciation is computed on a straight-line basis using composite estimated lives ranging from 10 to 25 years for buildings and from 3 to 20 years for equipment. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in earnings.

Investments and Advances — The Partnership uses the equity method of accounting for investment ownership of between 20% and 50% in affiliates unless significant economic considerations indicate that the cost method is appropriate. The equity method is also used for investments in which ownership is greater than 50% when the Partnership does not have a controlling financial interest. Investment ownership of less than 20% in affiliates is carried at cost. Currently, all of the Partnership’s significant investments in affiliates are recorded using the equity method. Investments and advances also include certificates of deposits with maturities in excess of twelve months, totaling $5,207 at December 31, 2002. These certificates were reported in short-term investments in 2003.

Income Taxes — FW Netherlands C.V. is not subject to income taxes. The taxable income or loss applicable to the operation of the Partnership is includable in the income tax return of the partners. Income tax expense in the Partnership’s statement of operations has been calculated on a separate company basis for its subsidiaries that file tax returns in their foreign jurisdictions

Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Foreign Currency — FW Netherlands C.V.’s functional and reporting currency is the U.S. dollar. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and income and expenses and cash flows at monthly weighted-average rates.

For the year ended December 31, 2003, the Partnership recorded an after-tax net foreign currency transaction loss of $850, and in the years ended December 31, 2002 and 2001, recorded after-tax net foreign currency transaction gains of $127 and $3,202, respectively.

The Partnership enters into foreign exchange contracts in its management of foreign currency exposures related to commercial contracts. Changes in the fair value of derivative contracts that qualify as designated cash flow hedges are deferred until the hedged forecasted transaction affects earnings. Amounts receivable (gains) or payable (losses) under foreign exchange hedges are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts. The Partnership utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). At December 31, 2003 and 2002, the Partnership did not meet the requirements for deferral under SFAS 133 and recorded for the years ended December 31, 2003 and 2002 an after-tax loss on derivative instruments of approximately $5,249 and an after-tax gain of approximately $7,718 respectively.

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average cost method.

Back to Content

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4.	Summary of Significant Accounting Policies — (Continued)

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

As of December 31, 2003 and 2002, the Partnership had unamortized goodwill of $48,690 and $47,786, respectively. The year-to-year difference is due to the change in the foreign currency translation rates.

As of December 31, 2003 and 2002, the Partnership had unamortized identifiable intangible assets of $15,219 and $13,635, respectively. The following table details amounts relating to those assets as of December 31, 2003 and 2002.

	As of December 31, 2003		As of December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$7,803	$1,881	$6,795	$1,496
Trademarks	12,343	3,046	10,778	2,442

Total	$20,146	$4,927	$17,573	$3,938

Amortization expense related to patents and trademarks for 2003, 2002 and 2001 was $990, $850 and $480 respectively. Amortization expense is expected to approximate $990 each year in the next five years.

The following table presents the current and prior years reported amounts adjusted to eliminate the effect of goodwill amortization in accordance with SFAS No. 142.

	2003	2002	2001

Reported net earnings	$587	$13,835	$4,100
Add back goodwill amortization	—	—	1,618

Adjusted net earnings	$587	$13,835	$5,718

Stock Option Plans — Foster Wheeler Ltd. has fixed option plans which reserve shares of common stock for issuance to executives, key employees, and directors. Employees of the Partnership participate in these plans. Foster Wheeler Ltd. and the Partnership have adopted the disclosure-only provisions of SFAS No.  123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.” Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in 2002 and 2001 consistent with the provisions of SFAS 123, the Partnership’s net earnings would have been reduced to the pro forma amounts indicated below:

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4.	Summary of Significant Accounting Policies — (Continued)

	2003	2002	2001

Net earnings — as reported	$587	$13,835	$4,100
Deduct: total stock-based employee
expense detemined under fair value
based method for awards net of taxes
of $103 in 2002 and $21 in 2001	—	293	90

Net earnings — pro forma	$587	$13,542	$4,010

There were no stock options issued in 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001

Dividend yield	0%	1.36%
Expected volatility	83.60%	79.20%
Risk free interest rate	2.90%	4.23%
Expected life (years)	5	5

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

Information regarding this option plan for the years 2003, 2002, and 2001 is as follows (presented in actual number of shares):

	2003		2002		2001

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Options outstanding, beginning of year	488,400	$5.13	141,750	$17.86	98,750	$22.83
Options exercised	—		—		—
Options granted	—		356,400	$1.64	43,000	$5.69
Options cancelled or expired	—		(9,750)	$28.40	—

Options outstanding, end of year	488,400	$5.13	488,400	$5.13	141,750	$17.86

Option price range at end of year	$1.64 - $44.06		$1.64 - $44.06		$5.69 - $44.06

Options available for grant at end of year	506,846		445,069		430,180

Weighted-average fair value of options granted during the year	$—		$1.11		$2.80
Options exercisable at end of year	236,082		141,750		98,750

Weighted-average price of exercisable options at end of year	$9.93		$16.74		$22.83

The following table summarizes information about fixed-price stock options outstanding as of December 31, 2003:

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4.	Summary of Significant Accounting Policies — (Continued)

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/03	Weighted- Average Exercise Price

$42.1875 to $45.6875	5,000	4 years	44.06	5,000	44.06
$36.9375 to $37.25	18,000	5 years	36.94	18,000	36.94
$27.50 to $27.625	15,500	6 years	27.63	15,500	27.63
$13.50 to $15.0625	38,000	7 years	14.51	38,000	14.51
$6.34375 to $10.00	14,500	8 years	9.00	14,500	9.00
$4.985 to $11.60	41,000	9 years	5.69	27,470	5.69
$1.46 to $1.87	356,400	10 years	1.64	117,612	1.64

$1.46 to $45.6875	488,400			236,082

Pensions and Other Postretirement Benefits —The Partnership offers a government sponsored retirement program for the employees of its subsidiary in Finland. No plans exist for the Partnership’s other subsidiaries.

Recent Accounting Developments — In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded.

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

The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Partnership in its 2002 consolidated financial statements has implemented the disclosure requirements of this interpretation. The Partnership implemented the recognition and measurement provisions of the interpretation in the first quarter of 2003.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation requires consolidation by business enterprises of variable interest entities which have one or both of the following characteristics:

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4.	Summary of Significant Accounting Policies — (Continued)

•	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; and

•	The equity investors lack one or more of the following essential characteristics of a controlling financial interest: a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights; b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; and c) the right to receive expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected loss.

FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, the effective date of FIN 46 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 was deferred until the end of the first interim or annual period ending after March 15, 2004.

Based on the Partnership’s preliminary assessment of the impact of this interpretation, management does not believe any of the Partnership’s currently unconsolidated variable interest entities are required to be included in its consolidated financial statements. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made: (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133; (2) in connection with the other FASB projects dealing with financial instruments; and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not impact the Partnership.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability, many of which had been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This statement does not impact the financial instruments issued by the Partnership prior to May 31, 2003 and there have been no issuances of financial instruments by the Partnership since that date.

5.	Research and Development

For the years 2003, 2002, and 2001, approximately $3,700, $2,600 and $3,100, respectively, were spent on Partnership-sponsored research activities. During the same periods, approximately $2,300, $2,600 and $5,200, respectively, were spent on customer-sponsored research activities.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

6.	Accounts and Notes Receivable

The following table shows the components of trade accounts and notes receivable:

December 31,	2003	2002

From long-term contracts:
Amounts billed, due within one year	$71,792	$68,975

Retention — Unbilled:
Estimated to be due in:
2003	—	45,703
2004	32,409	—
2005	19	—

Total unbilled	32,428	45,703

Total receivables from long-term contracts	104,220	114,678
Other trade accounts and notes receivable	1,480	288

	105,700	114,966
Less allowance for doubtful accounts	1,133	1,106

Accounts Receivable — Net	$104,567	$113,860

Unbilled amounts are billed in accordance with contract provisions which include monthly, milestone and other billing criteria.

Changes in the allowance for doubtful accounts during the periods ended December 31, 2001 through 2003 are presented below.

	2003	2002	2001

Balance at beginning of year	$1,106	$—	$32

Additions charged to expense	96	1,115	(32)

Deductions	(69)	(9)	—

Balance at the end of year	$1,133	$1,106	$—

7.	Contracts in Process and Inventories

The following table shows the elements included in contract in process as it relates to long-term contracts:

	2003	2002

Contracts in Process

Costs plus accrued profits less earned revenues on contracts currently in process	$83,113	$90,285
Less, progress payments	65,812	51,047

Net	$17,301	$39,238

Costs of inventories are shown below:

	2003	2002

Inventories
Materials and supplies	$1,594	$4,570

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

8.	Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	2003	2002

Land and land improvements	$1,598	$1,328
Buildings	44,966	35,470
Equipment	29,319	24,272
Construction in progress	21	158

	$75,904	$61,228

Depreciation expense for the years 2003, 2002, and 2001 was $4,189, $3,872, and $2,912, respectively.

9.	Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following:

	2003	2002

Payable to an affiliate	$40,893	$78,851
Payable to third parties	200	243

	41,093	79,094
Less: Current portion	963	38,919

	$40,130	$40,175

Principal payments are payable in annual installments of:
2004	$—
2005	44
2006	40,043
2007	43

Balance due in installments through 2007	$40,130

The notes payable to affiliates is primarily composed of two $20,000 notes. One note has an interest rate of 10%, and the other note has an interest rate of 7.5%. Both notes are due in full in December 2006.

The current portion of the 2002 notes payable is a payable to FW Continental U.S., Inc. related to the sale of Spain (see Note 3).

The $200 notes payable to third parties is composed of two notes: one note payable to the State of Finland for $130 with an interest rate of 2.25% due through 2007, and a second note payable to the Ministry of Finance, Finland for $70 with an interest rate tied to WIBOR (Warsaw Interbank Offered Rate) and due in 2004.

10.	Derivative Financial Instruments

The Partnership’s activities expose it to risks related to the effect of changes in foreign-currency exchange rates. The Partnership maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. The Partnership utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS 133. At December 31, 2003 and 2002, the Partnership did not meet the requirements for deferral under SFAS 133 and recorded in the year ended December 31, 2003 a $6,232 pretax net loss and in the year ended December 31, 2002 a $9,332 pretax net gain on derivative instruments which were reflected in the cost of operating revenues on the consolidated statement of earnings and comprehensive income/(loss). The Partnership is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated A or better by Standard & Poor’s or A2 or better by Moody’s. As of December 31, 2003, approximately $47,198 was owed to the Partnership by counterparties and $10,000 was owed by the Partnership to counterparties. A $235 net of tax gain was recorded in other comprehensive income/(loss) as of December 31, 2001. This amount was reclassified to earnings in 2002 as the Partnership no longer qualified for deferral under SFAS No. 133.

The maximum term over which the Partnership is hedging exposure to the variability of cash flows is twelve months.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

11.	Warranty Reserves

The Partnership provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

Balance as of December 31, 2001	$2,400
Accruals	11,200
Settlements	—
Adjustments to provisions	300

Balance as of December 31, 2002	13,900

Accruals	27,400
Settlements	(5,300)
Adjustments to provisions	(1,100)

Balance as of December 31, 2003	$34,900

12.	Income Taxes

The Partnership’s earnings before income taxes for the years 2003, 2002 and 2001 were taxed under foreign jurisdictions.

	2003	2002	2001

Earnings before income taxes	$13,402	$21,813	$9,211

The provision/(benefit) for income taxes on those earnings was as follows:

	2003	2002	2001

Current tax expense	$15,683	$7,162	$6,608

Deferred tax (benefit)/expense	(2,868)	816	(1,497)

Total provision for income taxes	$12,815	$7,978	$5,111

Deferred tax assets (liabilities) consist of the following:

	2003	2002	2001

Difference between book and tax depreciation	$(4,788)	$(2,594)	$(3,151)
Net operating loss carryforwards	8,462	3,427	—
Valuation allowance	(6,804)	(904)	—
Difference between book and tax recognition of income	4,135	(950)	1,227
Unrealized exchange gains/loss	(617)	(1,600)	—
Other	(153)	(12)	107

Net deferred tax asset/(liabilities)	$235	$(2,633)	$(1,817)

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

12.	Income Taxes — (Continued)

The provision for income taxes differs from the amount of income tax determined by applying the applicable Finland statutory rate to earnings before income taxes, as a result of the following:

	2003	2002	2001

Tax provision at the Finland statutory rate	29.0%	29.0%	29.0%
Non-deductible book expenses	3.5	0.4	9.4
Foreign rate differential	(19.8)	(2.8)	8.4
Valuation allowance	44.0	4.1	—
Nondeductible losses	14.4	3.0	6.7
Tax credits and reserves	12.8	3.0	1.1
Effect of tax rate change	11.3	—	—
Other	0.4	(0.1)	0.9

	95.6%	36.6%	55.5%

As reflected above, the Partnership has recorded various deferred tax assets/(liabilities). Realization is dependent on generating sufficient taxable income. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. The valuation allowance increased by $5,900 and $904 in 2003 and 2002, respectively. Such increase was required under SFAS No. 109, “Accounting for Income Taxes,” as there was evidence of losses in certain foreign tax jurisdictions in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided in the current year do not begin expiring until 2018 and beyond, based on the current tax laws.

13.	Operating Leases

The Partnership and certain of its subsidiaries are obligated under operating lease agreements primarily for office space. Rental expense for these leases totaled $2,151 in 2003, $1,413 in 2002, and $1,051 in 2001. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2004	$1,981
2005	1,859
2006	1,717
2007	1,717
2008	1,717
Thereafter	2,672

$11,663

14.	Capital Leases

During 2002, the Partnership entered into a lease transaction for an office building in Finland. The transaction qualified as a capital lease and is summarized as follows:

	December 31,

	2003	2002

Buildings	$17,886	$14,839
Less: accumulated amortization	596	41

Net assets under capital lease	$17,290	$14,798

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

14.	Capital Leases — (Continued)

The following are the minimum lease payments to be made in each of the years indicated for the capital lease in effect as of December 31, 2003:

Fiscal year:
2004	$1,112
2005	1,112
2006	1,112
2007	1,112
2008	1,112
Thereafter	27,699
Less: Interest	(15,686)

Net minimum lease payments under capital leases	$17,573

15.	Litigation and Uncertainties

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

Foreign Currency Contracts — The fair values of these financial instruments (used for hedging purposes) are estimated by obtaining quotes from brokers. The Partnership is exposed to market risks from fluctuations in foreign exchange rates. Financial instruments are utilized by the Partnership to reduce this risk. The Partnership does not hold or issue financial instruments for trading purposes. The Partnership is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated A or better by Standard & Poor’s or A2 or better by Moody’s (see Notes 2 and 10).

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

16.	Financial Instruments and Risk Management — (Continued)

Carrying Amounts and Fair Values — The estimated fair values of the Partnership’s financial instruments are as follows:

	2003		2002

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives:
Cash and short-term investments	$122,281	$122,281	$98,875	$98,875
Restricted Cash	9,228	9,228	22,081	22,081
Third-party long-term debt	200	200	243	243
Intercompany notes payable — current	893	—	38,851	—
Intercompany notes payable — long-term	40,000	—	40,000	—
Capital lease obligation	17,573	17,573	14,798	14,798
Derivatives:
Foreign currency contracts	3,100	3,100	9,332	9,332

In the ordinary course of business, the Partnership is contingently liable for performance under letters of credit and bank guarantees totaling $264,262 and $252,163 as of December 31, 2003 and December 31, 2002, respectively. In the Partnership’s past experience, no material claims have been made against these financial instruments. Management of the Partnership does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

As of December 31, 2003, the Partnership had $57,198 of foreign currency contracts outstanding. These foreign currency contracts mature in 2004. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Partnership places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Partnership’s customer base and their dispersion across different business and geographic areas, except as indicated in Note 17. As of December 31, 2003 and 2002, the Partnership had no significant concentrations of credit risk.

17.	Concentrations

For the year ended December 31, 2003, nearly 49% of the Partnership’s operating revenues was from two third-party customers, and approximately 11% of the operating revenues was from one affiliated company. Management considers the credit risk to be low. Both third party customers pay monthly according to project progress, the related accounts receivable are current.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

18.	Related Party Transactions

The Partnership enters into long-term contracts as a subcontractor for and subcontracts work to certain Foster Wheeler affiliates.

Included in the statement of earnings relating to such contracts were as follows:

	2003	2002	2001

Operating revenues	$72,820	$73,807	$70,344
Cost of operating revenues	803	478	1,127
Interest Income	107	189	71
Cost and expenses:
Royalty and management fees	10,563	9,297	6,072
Interest Expense	3,500	3,500	3,500

Included in the balance sheet relating to Foster Wheeler affiliates long-term contract activity were as follows:

December 31,	2003	2002

Accounts and notes receivable	$1,270	$13,620
Intercompany notes receivable	1,523	11,165
Accounts payable	7,913	11,091
Intercompany notes payable	40,893	78,851

Also reflected in the balance sheet, due to the uncertainty of collection based on the going concern issues addressed in Note 2, the Partnership reduced intercompany notes receivable and charged Partners’ capital for its notes receivable from U.S. affiliates. The year-over-year change is reflected in the Consolidated Statement of Changes in Partners’ Capital and the Consolidated Statement of Cash Flows. The impact on Partners’ Capital was a reduction of $11,942 and $11,625 at December 31, 2003 and 2002, respectively.

Costs incurred by Foster Wheeler Ltd. and certain of its affiliates on behalf of the Partnership are charged to the Partnership through a management fee. The fees were $1,186 and $752 in 2003 and 2002 respectively. These fees represent management’s estimation of a reasonable allocation of the Partnership’s share of such costs.

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 26, 2003, December 27, 2002, and December 28, 2001.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

19.	Condensed Financial Information of Parent

Condensed financial information of the parent only is required (per SEC regulation S-X Rule 4-08(e)(3)) when “restricted net assets” of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recent fiscal year. One of the Partnership’s subsidiaries has entered into a bonding arrangement with a bank, which contains covenants limiting its ability to make distributions to the Partnership. The covenants include a restriction on the distribution of dividends to 75% of statutory earnings and the requirement to maintain an equity ratio (calculated as equity divided by the sum of equity and total liabilities) of at least 30%. In addition, the subsidiary is not permitted to make intercompany loans to the Partnership. As a result, the net assets of the subsidiary can only be distributed annually through dividends, after the subsidiary’s statutory financial statements have been issued. As of December 31, 2003 and 2002, $37,148 and $30,638 respectively, of the subsidiary’s retained earnings are considered restricted. The condensed financial statements of the parent are presented using the equity method of accounting.

FW NETHERLANDS C.V.
CONDENSED STATEMENT OF EARNINGS

	For the Years Ended December 31,

	2003	2002	2001

Revenues:
Equity in earnings of subsidiaries	$2,805	$16,274	$6,657
Interest income — Intercompany	1,522	1,276	1,211

Total	4,327	17,550	7,868

Costs and Expenes:
Other deductions	32	19	134
Interest expense — Intercompany	3,708	3,696	3,634

Total Costs and Expenses	3,740	3,715	3,768

Earnings before income taxes	587	13,835	4,100
Provision for income taxes	—	—	—

Net earnings	$587	$13,835	$4,100

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

19.	Condensed Financial Information of Parent — (Continued)

FW NETHERLANDS C.V.
CONDENSED BALANCE SHEET

ASSETS	December 31, 2003	December 31, 2002

Current Assets:
Cash and cash equivalents	$1	$26
Accounts and notes receivable:
Intercompany accounts receivable other	1,320	1,276

Total current assets	1,321	1,302

Intercompany notes receivable — long-term	23,935	27,000
Investment and advances	111,722	82,198

TOTAL ASSETS	$136,978	$110,500

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	6,657	4,865
Intercompany notes payable	5,412	4,772

Total current liabilities	12,069	9,637

Intercompany notes payable — long-term	40,000	40,000

TOTAL LIABILITIES	52,069	49,637

TOTAL PARTNERS’ CAPITAL	84,909	60,863

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$136,978	$110,500

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

19.	Condensed Financial Information of Parent — (Continued)

FW NETHERLANDS C.V.
CONDENSED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,

CASH FLOWS FROM OPERATING ACTIVITIES	2003	2002	2001

Net earnings	$587	$13,835	$4,100
Other non-cash items	(5,876)	(16,273)	(8,578)
Changes in assets and liabilities:
Receivables	(44)	(377)	(899)
Accounts payable and accrued expenses	1,792	260	1,933

Net cash (used) by operating activities	(3,541)	(2,555)	(3,444)

CASH FLOWS FROM INVESTING ACTIVITIES
(Decrease)/Increase in investments and advances	—	—	—

Net cash provided/(used) by investing activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
(Return of Equity to)/infusion from Parent	(189)	2,955	(252)
Decrease/(increase) in loan from affiliate	3,705	(400)	3,696

Net cash provided by financing activities	3,516	2,555	3,444

(DECREASE) IN CASH AND CASH EQUIVALENTS	(25)	—	—
Cash and cash equivalents at beginning of year	26	26	26

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1	$26	$26

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

19.	Condensed Financial Information of Parent — (Continued)

Notes Payable and Long-Term Debt

The intercompany notes payable is a revolving credit note payable on demand. The maximum amount of the line is 5 million Euros bearing interest at 5.17% per year.

The $40,000 long-term notes payable to an affiliate is composed of two $20,000 notes. One note has an interest rate of 10%, and the other note has an interest rate of 7.5%. Both notes are due in full in December 2006.

Related Party Transactions

The Parent enters into debt arrangements with Foster Wheeler affiliates.

Included in the condensed statement of earnings for these arrangements are:

Years ending December 31	2003	2002	2001

Equity in earnings of Subsidiaries	$2,805	$16,274	$6,657
Interest income	1,522	1,276	1,211
Interest expense	208	196	134
Interest expense — long term note	3,500	3,500	3,500

Included in the condensed balance sheet for these arrangements are:

December 31	2003	2002

Accounts Payable (interest costs)	$6,657	$4,865
Intercompany notes payable	5,412	4,772
Intercompany notes payable — long term	40,000	40,000

Additionally a subsidiary paid the Parent cash dividends of $1,800 and in the year ended December 31, 2001.

All of the related party transactions discussed above are eliminated in the Partnership’s consolidated financial statements with the exception of the Intercompany notes payable — Long Term and their related interest expense ($3,500) and interest payable ($6,657 and $4,865 at December 31, 2003 and 2002 respectively).

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 26, 2003, December 27, 2002, and December 28, 2001.

20.	Security Pledged as Collateral

Foster Wheeler LLC has issued $200,000 Notes (the “Senior Notes”) in the public market, which bear interest at a fixed rate of 6.75% and are due November 15, 2005. Holders of the Senior Notes due November 15, 2005 have a security interest in the stock and debt of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the Senior Credit Facility. This security interest includes the partnership interests of the Partnership. The Term Loan and the obligations under the letter of credit facility (collectively approximately $164,900 at December 26, 2003) have priority to the Senior Notes in these assets while security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

Back to Contents

Financial Services S.a.r.l. and Subsidiary
Consolidated Financial Statements
For the Three Years Ended December 31, 2003

Back to Contents

Report of Independent Auditors

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and shareholders’ deficit present fairly, in all material respects, the financial position of Financial Services S.a.r.l and Subsidiary (the “Company”), an indirect wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company and the Parent will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 26, 2003 and has a shareholders’ deficit of $872,400,000 at December 26, 2003. The Parent has substantial debt obligations and during 2003 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations, assets sales and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintainance of credit facilities and bonding capacity adequate to conduct business. The shareholders’ deficit and the debt of the Company has been pledged as collateral to the holders of the $200,000,000 Senior Notes issued by the Parent. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in the notes to the consolidated financial statements, the Company had significant transactions with its Parent and its Parent’s subsidiaries.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 10, 2004

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended December 31,
(in thousands of dollars)

	2003	2002	2001

Revenues:
Royalty income from affiliates	$20,473	$25,114	$17,790
Interest income from affiliates	18,320	31,875	19,003

Total Revenues	38,793	56,989	36,793

Costs and Expenses:
Interest expense to affiliates	35,580	49,069	30,086
Other deductions	586	1,887	2,370

Total Costs and Expenses	36,166	50,956	32,456

Earnings before income taxes	2,627	6,033	4,337
(Benefit)/provision for income taxes	(1,090)	844	679

Net Earnings	$3,717	$5,189	$3,658

See notes to consolidated financial statements.

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except per share amount)

December 31, 2003		December 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$462	$715
Accounts receivable from affiliates	389	17,129
Interest receivable from affiliates, net	2,491	22,529
Prepaid expenses	49	–

Total current assets	3,391	40,373
Notes receivable from affiliates	200,000	405,000
Deferred income taxes	7,029	5,435

TOTAL ASSETS	$210,420	$450,808

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable to affiliates	$1,105	$8,191
Acccrued interest payable to affiliates	3,447	22,529
Accrued expenses	111	245
Income taxes payable	1,050	931
Note payable to affiliate	169,403	182,585

Total current liabilities	175,116	214,481
Long-term notes payable to affiliates	200,000	405,000
Commitments and contingencies	–	–

TOTAL LIABILITIES	375,116	619,481

Shareholders’ Deficit:
Capital shares $30.00 stated value; 250,500 shares authorized, issued and outstanding	7,515	7,515
Accumulated deficit	(172,211)	(176,188)

TOTAL SHAREHOLDERS’ DEFICIT	(164,696)	(168,673)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$210,420	$450,808

See notes to consolidated financial statements.

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31,
(in thousands of dollars)

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$3,717	$5,189	$3,658
Deferred tax assets	(1,594)	163	115
Capitialization of interest receivable charged to accumulated deficit	260	94	(355)
Changes in assets and liabilities:
Accounts receivable from affiliates	16,740	661	(17,790)
Interest receivable from affiliates	20,038	(16,519)	(6,010)
Prepaid expenses	(49)	-	-
Accounts payable to affiliates	(7,086)	(5,919)	13,688
Accrued interest payable to affiliates	(19,082)	16,519	6,010
Accrued expenses	(134)	144	71
Income taxes	119	367	564

Net cash provided/(used) by operating activities	12,929	699	(49)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	-	-	15
Capitalization of note receivable from affiliate	-	-	(50)
Decrease in notes payable to affiliates	(13,182)	-	-

Net cash used by financing activities	(13,182)	-	(35)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(253)	699	(84)
Cash and cash equivalents at beginning of year	715	16	100

CASH AND CASH EQUIVALENTS AT END OF YEAR	$462	$715	$16

Cash paid during the year for:
Interest	$58,285	$40,213	$12,638
Income taxes	$385	$314	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

At the date of formation, the Company received $405,000 of notes receivable from affiliated companies and assumed $405,000 of notes payable to an affiliated company .On April 1, 2003, the Company transferred $205,000 of its notes receivable and $205,000 of its notes payable back to FWLLC. (Note 5)

Effective December 22, 2000, the Company acquired a membership interest in Foster Wheeler Licensing Services G.P. (“G.P.”) in exchange for a note payable of $190,000. On May 18, 2001, the Company acquired Licensed Property of $190,000 in exchange for its membership interest in G.P. (Note 5)

See notes to consolidated financial statements.

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
(in thousands of dollars)

	Capital	Accumulated
	Shares	Deficit	Total

Balance – December 31, 2000	$7,515	$(184,724)	$(177,209)
Earnings for the year	–	3,658	3,658
Capitalization of interest receivable	–	(355)	(355)
Capitalization of note receivable	–	(50)	(50)

Balance – December 31, 2001	7,515	(181,471)	(173,956)

Earnings for the year	–	5,189	5,189
Capitalization of interest receivable	–	94	94

Balance – December 31, 2002	7,515	(176,188)	(168,673)

Earnings for the year	–	3,717	3,717
Capitalization of interest receivable	–	260	260

Balance – December 31, 2003	$7,515	$(172,211)	$(164,696)

See notes to consolidated financial statements.

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

1.	Nature of Operations and Relationship to Foster Wheeler Ltd. and Subsidiaries

Financial Services S.a.r.l. (the “Company”) was organized under the laws of Luxembourg and is a subsidiary of Foster Wheeler LLC (“FWLLC”) (99.2%) and Perryville Services Company Ltd. (“Perryville”) (.8%). FWLLC and Perryville are wholly owned subsidiaries of Foster Wheeler Ltd. The principal operation of the Company is to provide financing to Foster Wheeler affiliates around the world. In addition, FW Hungary Licensing Limited Liability Company (“FW Hungary”), a wholly owned subsidiary of the Company provides the management, developing and licensing of the beneficial rights of Foster Wheeler Ltd’s intellectual property. FW Hungary currently licenses such rights to various Foster Wheeler affiliates outside of the United States.

The Company’s only transactions and relationships are with its Parent and other affiliated companies as discussed in Notes 2, 3, 5, and 8. Currently, the Company holds notes receivable from various United States affiliates. Accordingly, the financial position, results of operations, and cash flows of the Company could differ significantly from those that would have resulted had the Company been an independent entity.

The Company’s functional currency is the U.S. dollar.

2.	Liquidity and Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is largely dependent on Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd. may not, however, be able to continue as a going concern. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as Foster Wheeler Ltd. maintaining credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. has incurred significant losses in each of the years in the three-year period ended December 26, 2003, and has a shareholders’ deficit of $872,400. Foster Wheeler Ltd. has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. As described in more detail below, Foster Wheeler Ltd. received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the credit facilities were amended to provide covenant relief of up to $180,000 of gross pretax charges recorded in the third quarter of 2002 and also to provide that up to an additional $63,000 in pretax charges related to specific contingencies could be excluded from the covenant calculation through December 2003, if incurred. In March 2003, the Senior Credit Facility was again amended to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants and the minimum earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) and senior debt ratio. The credit facilities were also amended in July 2003 to provide waivers of the applicable sections of the Senior Credit Facility to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. There is no assurance that Foster Wheeler Ltd. will be able to comply with the terms of the Senior Credit Facility, as amended, and other debt agreements during 2004. Management’s current forecast indicates that Foster Wheeler Ltd. will be in compliance with the financial covenants contained in the Senior Credit Facility throughout 2004. However, there can be no assurance that the actual financial results will match the forecasts, or that Foster Wheeler Ltd. will not violate the covenants.

Foster Wheeler Ltd.’s U.S. operations, which include the corporate center, are cash flow negative and are expected to continue to generate negative cash flow due to a number of factors including the litigation and settlement of asbestos related claims, costs related to Foster Wheeler Ltd.’s indebtedness, obligations to fund U.S. pension plans, and other expenses related to corporate overhead.

Management closely monitors liquidity and updates its U.S. cash flow forecasts weekly. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, and working capital needs. Foster Wheeler Ltd.’s current cash flow forecasts indicate that sufficient cash will be available to fund Foster Wheeler Ltd.’s U.S. and foreign working capital needs throughout 2004.

As of December 26, 2003, Foster Wheeler Ltd. had aggregate indebtedness of approximately $1,000,000. The corporate debt must be funded primarily from distributions from foreign subsidiaries. As of December 26, 2003, Foster Wheeler Ltd. had cash and cash equivalents on hand, short-term investments, and restricted cash totaling $430,200 compared to $429,400 as of December 27, 2002. Of the $430,200 total at December 26, 2003, approximately $366,700

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2.	Liquidity and Going Concern — (Continued)

was held by foreign subsidiaries. Foster Wheeler Ltd. is sometimes required to cash collateralize bonding or certain bank facilities. The amount of Foster Wheeler Ltd.’s restricted cash at December 26, 2003 was $52,700, of which $48,000 relates to the non-U.S. operations.

Foster Wheeler Ltd. requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs. Foster Wheeler Ltd.’s current 2004 forecast assumes cash repatriations from its non-U.S. subsidiaries from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends of approximately $61,000. In 2003, Foster Wheeler Ltd. repatriated approximately $100,000 from its non-U.S. subsidiaries.

There can be no assurance that the forecasted foreign cash transfers will occur as there are significant legal and contractual restrictions on Foster Wheeler Ltd.’s ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of Foster Wheeler Ltd.’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory minimum capitalization requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law which could result in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, Foster Wheeler Ltd. may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries or future earnings of those subsidiaries in sufficient amounts to fund its U.S. working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit Foster Wheeler Ltd.’s ability to continue as a going concern.

As part of its debt restructuring plan, Foster Wheeler Ltd. and certain of its subsidiaries filed an amended registration statement with the Securities and Exchange Commission (“SEC”) on December 22, 2003, and as further amended on January 13, 2004, relating to an offer for all of the existing $175,000 Preferred Trust Securities, $210,000 Convertible Notes, $113,300 Robbins bonds, and $200,000 2005 Senior Notes (the “Senior Notes”) due 2005.

On February 5, 2004, Foster Wheeler Ltd. announced, in support of its restructuring activities, a number of institutional investors have committed to provide $120,000 of new financing to Foster Wheeler Ltd. to replace the current term loan and the revolving credit facility portions of its Senior Credit Facility. This commitment is contingent upon the completion of the proposed exchange offer. Additionally, Foster Wheeler Ltd. has discontinued its previously announced plans to divest one of its European operating units.

The total amount of debt subject to the exchange offer is approximately $700,000. Interest expense incurred on this debt in 2003 totaled approximately $55,000. Foster Wheeler Ltd. is offering a mix of equity as well as debt with longer maturities in exchange for these securities. Foster Wheeler Ltd. anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer; however, there can be no assurance that Foster Wheeler Ltd. will complete the exchange offer on acceptable terms, or at all.

Failure by Foster Wheeler Ltd. to achieve its cash flow forecast or to complete the components of the restructuring plan on acceptable terms would have a material adverse effect on Foster Wheeler Ltd.’s and the Company’s financial condition. These matters raise substantial doubt about Foster Wheeler Ltd.’s and the Company’s ability to continue as a going concern.

In August 2002, Foster Wheeler Ltd. finalized a Senior Credit Facility with its lender group. This facility included a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility, which expires on April 30, 2005. The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries. The Senior Credit Facility has no required repayments prior to maturity on April 30, 2005. The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. Foster Wheeler Ltd. retained the first $77,000 of such amounts and also retains a 50% share of the balance. With the sale of the Foster Wheeler Environmental Corporation net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, principal prepayments of $11,800 were made on the term loan during 2003.

The financial covenants in the agreement commenced at the end of the first quarter 2003 and include a senior leverage ratio and a minimum EBITDA defined in the agreement, as amended. Compliance with these covenants is measured quarterly. The EBITDA covenant compares the actual average rolling four quarter EBITDA, as adjusted in the Senior Credit Facility, to minimum EBITDA targets. The senior leverage covenant compares actual average rolling EBITDA, as adjusted in the Senior Credit Facility, to total senior debt. The resultant multiple of debt to EBITDA must be less than maximum amounts specified in the Senior Credit Facility. Management’s current forecast indicates that Foster

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2.	Liquidity and Going Concern — (Continued)

Wheeler Ltd. will be in compliance with these covenants throughout 2004.

Amendment No. 1 to the Senior Credit Facility, obtained on November  8, 2002, provides covenant relief of up to $180,000 of gross pretax charges recorded by Foster Wheeler Ltd. in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. As of December 26, 2003, $31,000 of the contingency risks were favorably resolved, and additional project reserves were established for $32,000 leaving a contingency balance of $0.

Amendment No. 2 to the Senior Credit Facility, entered into on March  24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, Foster Wheeler Ltd. made a prepayment of principal in the aggregate amount of $10,000 in March 2003.

Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. In connection with this amendment to the Senior Credit Facility, Foster Wheeler Ltd. agreed to pay on March 31, 2004 a fee equal to 5% of the lenders’ credit exposure on March 31, 2004 if Foster Wheeler Ltd. has not made a prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. Foster Wheeler Ltd. expects the gross amount of this fee, if required, will be approximately $14,000, which has been accrued and included in Foster Wheeler Ltd.’s liquidity forecast.

Holders of Foster Wheeler Ltd.’s Senior Notes due November 15, 2005 have a security interest in the stock and debt of certain of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the revolving portion of the Senior Credit Facility. As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $164,900 as of December 26, 2003) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

Foster Wheeler Ltd. finalized a sale/leaseback arrangement in the third quarter of 2002 for an office building at its corporate headquarters. This capital lease arrangement leases the facility to Foster Wheeler Ltd., for an initial non-cancelable period of 20 years.

In the third quarter of 2002, Foster Wheeler Ltd. entered into a receivables financing facility that matures on August 15, 2005 and is secured by a portion of certain of Foster Wheeler Ltd.’s domestic trade receivables. Under this agreement, Foster Wheeler Ltd. has the ability to borrow up to a maximum of $40,000 using eligible trade accounts receivable as collateral. The facility is subject to covenant compliance. The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding.

No borrowings were outstanding under this facility as of December 26, 2003 or December 27, 2002.

On January 26, 2004, subsidiaries in the UK entered into a two year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provides for up to $45,000 of additional revolving loans available to provide working capital which may be required by these subsidiaries as they seek to grow the business by pursuing a larger volume of lump sum EPC contracts. The facility is secured by substantially all of the assets of these subsidiaries. The facility is subject to covenant compliance. Such covenants include a minimum EBITDA level and a loan to EBITDA ratio. As of March 10, 2004, the facility remains undrawn.

The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management’s forecast indicates that Foster Wheeler Ltd. will be in compliance with the debt covenants throughout 2004. However, there can be no assurance that the actual financial results will match the forecasts or that Foster Wheeler Ltd. will not violate the covenants. If Foster Wheeler Ltd. violates a covenant under the Senior Credit Facility, the sale/leaseback arrangement, or receivables financing arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a default under the following agreements: the Senior Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the Subordinated Robbins Facility exit funding obligations, and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well. The total amount of Foster Wheeler Ltd. debt that could be accelerated, including the amount outstanding under the Senior Credit Facility, is $919,300 as of December 26, 2003. Foster Wheeler Ltd. would not be able to repay amounts borrowed if the payment dates were accelerated. The debt covenants and the potential payment acceleration requirements raise substantial doubts about Foster Wheeler Ltd.’s and the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2.	Liquidity and Going Concern — (Continued)

result from the outcome of this uncertainty.

On March 18, 2003, Foster Wheeler Ltd. received a formal notice from the New York Stock Exchange (“NYSE”) indicating that Foster Wheeler Ltd. was below the continued listing criteria of a total market capitalization of not less than $50,000 over a 30-day trading period and shareholders’ equity of not less than $50,000. Following discussions with Foster Wheeler Ltd. in May 2003, the NYSE permitted Foster Wheeler Ltd.’s securities to continue to be listed subject to Foster Wheeler Ltd.’s return to compliance with the continued listing standard within 18 months of receipt of the notice and further subject to quarterly review by the NYSE. At that time, Foster Wheeler Ltd.’s ticker symbol was designated with the suffix “bc” indicating that it was below compliance with the NYSE listing standards. Following its most recent review, the NYSE determined to de-list Foster Wheeler Ltd. as of November 14, 2003 based on its inability to meet the NYSE’s minimum shareholders’ equity requirement of positive $50,000. Foster Wheeler Ltd.’s common stock now trades on the Pink Sheets and its common stock and 9.00% FW Preferred Capital Trust I securities are quoted and traded on the Over-the-Counter Bulletin Board (“OTCBB”).

Under Bermuda law, the consent of the Bermuda Monetary Authority (“BMA”) is required prior to the transfer by non-residents of Bermuda of a Bermuda company’s shares. Since becoming a Bermuda company, Foster Wheeler Ltd. has relied on an exemption from this rule provided to NYSE-listed companies. Due to Foster Wheeler Ltd. being de-listed, this exemption is no longer available. To address this issue, Foster Wheeler Ltd. obtained the consent of the BMA to transfers between non-residents for so long as Foster Wheeler Ltd.’s shares continue to be quoted in the Pink Sheets or on the OTCBB. Foster Wheeler Ltd. believes that this consent will continue to be available.

3.	Purchase of FW Hungary Licensing Limited Liability Company

In December 2003, the Company acquired 100% of FW Hungary, previously a wholly owned subsidiary of FW Technologies Holding, LLC (“FW Tech Holding”), for approximately $50,000. The transaction was financed by issuing a $42,500 demand note payable bearing interest at 9% to FW Tech Holding and by issuing additional ownership interest in the Company with an approximate value of $7,500 to Perryville, in exchange for their respective 85% and 15% ownership interests in FW Hungary. The Company has reflected this transaction as a reorganization of companies under common control. Accordingly, the accompanying consolidated financial statements have been revised to include the activity of FW Hungary in the consolidated statements of financial position, results of operations and cash flows for all periods presented.

	For the years ended December 31,
	2002	2001

Assets	$23,264	$23,389
Liabilities	191,691	197,229
Revenues	25,114	17,790
Net Earnings	5,413	3,434

4.	Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiary. All intercompany transactions and balances have been eliminated.

The Company’s fiscal year ends December 31.

Use of Estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. The most significant estimates relate to the collection of notes, interest receivable and royalty income from affiliates and taxes.

Revenue Recognition — Revenue is recognized on the accrual basis. The Company’s primary source of revenue is interest income and royalty income from affiliated companies.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less.

Account and Interest Receivable from Affiliates — Accounts receivable and interest receivable consists of amounts due from related parties (presented at net realizable value). See note 5.

Income Taxes — The Company files a tax return in Luxembourg. Income tax expense in the Company’s consolidated statement of operations has been calculated on a separate company basis for its subsidiary that files a tax return in its foreign jurisdiction. The Company has an agreement with the Luxembourg tax jurisdiction whereby the Company is required to pay a minimum tax. Provision is made for foreign income taxes payable by the Company’s subsidiary in Hungary at the statutory rate of 3%. New Hungarian legislation enacted in December 2003 increases the statutory rate to 4% effective January 1, 2004. In addition, royalty income from foreign sources of the Company’s

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4.	Summary of Significant Accounting Policies — (Continued)

subsidiary is subject to foreign tax withholding.

      Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between financial reporting and income tax basis of assets and liabilities, as well as operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets were adjusted to reflect the increase in the Hungarian tax rates described above. See Note 6.

5.	Related Party Transactions

The Company acquired $405,000 of notes receivable from various affiliated companies through assignment by FWLLC on May 25, 2001. The notes were at interest rates ranging from 7.00% to 8.50%. In exchange for these notes, the Company assumed the obligation to finance $405,000 of FWLLC’s debt and the related carrying charges. The debt was at interest rates ranging from 6.75% to 9.00%.

On April 1, 2003, the Company transferred $205,000 of its notes receivable and $205,000 of its notes payable back to FWLLC. The interest rate on the remaining notes receivable was also changed to 6.85% per annum on April 1, 2003. The balance of the note payable bears interest at 6.75% per annum. The $200,000 debt matures on November 15, 2005.

Interest income on the notes receivable recognized for the periods ended December 31, 2003, 2002 and 2001 amounted to $18,320, $31,875 and $19,003, respectively. Interest receivable on those notes amounted to $2,491 and $22,529 as of December 31, 2003 and 2002, respectively. Reflected in the consolidated balance sheet, due to the uncertainty of collection based on the going concern issue addressed in Note 2, the Company reduced intercompany interest receivable from U.S. affiliates and charged accumulated deficit. A (credit)/charge to accumulated deficit was recorded in the amounts of $(260), $(94) and $355 for the periods ended December 31, 2003, 2002 and 2001, respectively, to reflect the excess of interest receivable over interest payable to affiliates. See below for a discussion of the Company’s credit risk.

Interest expense on the notes payable recognized for the periods ended December 31, 2003, 2002 and 2001 amounted to $18,580, $31,969 and $18,648, respectively. Interest payable to FWLLC as of December 31, 2003 and 2002 was $3,447 and $22,529, respectively.

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

The Company made an investment in Foster Wheeler Licensing Services G.P. of $190,000 on December 22, 2000 in exchange for a $190,000 note payable. Foster Wheeler Licensing Services G.P. held $190,000 Licensed Property (“LP”) that includes Intellectual Property, Confidential Information, Licensing Rights, and Marketing Intangibles of Foster Wheeler Ltd. On May 18, 2001, Foster Wheeler Licensing Services G.P. was dissolved and the Company acquired the LP in exchange for its ownership interest, although for tax purposes, the LP was considered as sold to the Company effective December 22, 2000. The LP transaction has been recorded as a transfer between entities under common control. Accordingly the LP transferred has been recorded at the affiliate’s recorded amount of $0, effective December 22, 2000. The note payable bears interest at an annual rate of 9.0%, 9.0%, and 6.02% for the years ended December 31, 2003, 2002, and 2001, respectively. During the same years interest expense was $17,000, $17,100, and $11,438, respectively. Unpaid interest at December 31, 2003, 2002, and 2001 was $1,509, $4,197, and $11,860, respectively.

The Company enters into licensing agreements as a Licensor of LP to certain foreign affiliates of Foster Wheeler Ltd. The affiliates pay a royalty to the Company based on an agreed upon range of between 1.0% and 4.0% of the affiliates current year net revenues (operating revenues less intercompany revenues). These agreements are for one-year periods with the right of extension and revision. Royalty income is calculated and billed on a quarterly basis. For the years ended December 31, 2003, 2002, and 2001 royalty income was $20,473, $25,114 and $17,790, respectively.

Accounts receivable from affiliates at December 31, 2003 and 2002 includes unpaid royalty fees of $389 and $17,129, respectively.

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

5.	Related Party Transactions — (Continued)

On January 1, 2001, the Company entered into a Cost Sharing Agreement with certain Foster Wheeler affiliates to share their collective knowledge and to jointly develop Intangible Property. The costs of developing this property allocable to the Company shall be fifty percent of the pretax net expenses of the affiliates for the year. The agreement is effective for five years and shall automatically renew for additional two-year terms unless the Company or affiliates give thirty days notice prior to the end of the term or any renewal term. The amount of costs incurred under this agreement for the years ended December 31, 2003, 2002, and 2001 was $532, $1,744 and $2,250, respectively. As of December 31, 2003, 2002, and 2001, $532, $3,994 and $2,250, respectively, were payable to affiliates pursuant to this agreement.

Foster Wheeler, Inc., an indirectly wholly owned subsidiary of Foster Wheeler Ltd., acts as a banking agent to the Company, managing cash and financing requirements as needed by the Company, and charges interest on advances made to the Company, if any.

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 26, 2003 and December 27, 2002 and December 28, 2001.

The Management of Foster Wheeler Ltd. has considered whether there are any costs borne by affiliates of the Company that should be allocated to the Company and has determined that these costs, if any, are immaterial.

6.	Income Taxes

     The components of net earnings before income taxes for the years 2003, 2002 and 2001 were taxed as follows:

	2003	2002	2001

Foreign	$2,627	$6,033	$4,337

The (benefit)/provision for income taxes on that net income/(loss) was as follows:

	2003	2002	2001

Current tax expense:
Foreign	$504	$681	$564
Deferred tax (benefit)/expense:
Foreign	(1,594)	163	115

Total (benefit)/provision for income taxes	$(1,090)	$844	$679

Deferred tax assets consist of the following:

Intangible assets	$7,029	$5,435	$5,598

Net deferred tax assets	$7,029	$5,435	$5,598

The (benefit)/provision for income taxes is determined by applying the Luxembourg statutory rate applicable to the Company. Due to enactment of new legislation in December 2003, the Hungarian tax rate was increased to 4% effective January 1, 2004. Accordingly, the 2003 deferred tax provision includes a benefit of $1,757 to reflect the increase of the value of the deferred tax assets as of December 31, 2003.

The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory rate to earnings before income taxes, as a result of the following:

	2003	2002	2001

Tax (benefit)/provision at the Luxembourg
statutory rate	30.4%	30.4%	37.5%
Foreign rate differential	(33.3)%	(27.9)%	(31.6)%
Difference in estimated income tax on foreign income
and losses, net of amounts previously provided	4.4%	1.9%	0.0%
Unutilized loss	9.1%	0.5%	0.0%
Effect of tax rate change	(66.9)%	0.0%	0.0%
Withholding tax rate	14.8%	9.1%	9.8%

	(41.5)%	14.0%	15.7%

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

7.	Financial Instruments and Risk Management

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to FWLLC for its debt of the same remaining maturities. The carrying amounts and fair value of the Company’s long-term debt are as follows: At December 26, 2003-$200,000 and $150,500, respectively. At December 27, 2002-$405,000 and $85,200, respectively. It is not practicable to estimate the fair value of the Company’s intercompany debt of $169,403 at December 31, 2003 and $182,585 at December 31, 2002 as there is no market value for this type of debt instrument.

8.	Security Pledged as Collateral

FWLLC has issued $200,000 Notes in the public market which bear interest at a fixed rate of 6.75% (the “6.75% Notes”). Holders of the 6.75% Notes due November 15, 2005 have a security interest in the stock and debt of FWLLC’s subsidiaries and on facilities owned by FWLLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the Senior Credit Facility. This security interest includes the stock and debt of the Company. The Term Loan and the obligations under the letter of credit facility (collectively approximately $164,900 at December 26, 2003) have priority to the 6.75% Notes in these assets while the security interest of the 6.75% Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
Financial Statements
For the three years ended December 31, 2003

Report of Independent Auditors

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying statement of financial position and the related statements of operations and accumulated earnings, of cash flows and member’s interest present fairly, in all material respects, the financial position of FW Hungary Licensing Limited Liability Company (the “Company”), an indirect wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company and the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 26, 2003 and has a shareholders’ deficit of $872,400,000 at December 26, 2003. The Parent has substantial debt obligations and during 2003 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations, assets sales and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. The member’s interest and the debt of the Company has been pledged as collateral to the holders of the $200,000,000 Senior Notes issued by the Parent. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in the notes to the financial statements, the Company had significant transactions with its Parent and its Parent’s subsidiaries.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 10, 2004

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
STATEMENT OF OPERATIONS AND ACCUMULATED EARNINGS
For the Years Ended December 31,
(in thousands of dollars)

	2003	2002	2001

Revenues:
Royalty income from affiliates	$20,473	$25,114	$17,790
Interest income from affiliates	200	—	—

Total Revenues	20,673	25,114	17,790

Costs and Expenses:
Interest expense to affiliates	17,000	17,100	11,438
Other deductions	482	1,872	2,370

Total Costs and Expenses	17,482	18,972	13,808

Earnings before income taxes	3,191	6,142	3,982
(Benefit)/provision for income taxes	(1,205)	729	548

Net earnings	4,396	5,413	3,434

Accumulated Earnings/(Loss) — Beginning of Year	8,408	2,995	(439)

Accumulated Earnings — End of Year	$12,804	$8,408	$2,995

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
STATEMENT OF FINANCIAL POSITION
(in thousands of dollars)

	December 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$461	$700
Accounts receivable from affiliates	389	17,129
Prepaid expenses	49	—

Total current assets	899	17,829
Deferred income taxes	7,029	5,435

TOTAL ASSETS	$7,928	$23,264

LIABILITIES AND MEMBER’S INTEREST
Current Liabilities:
Accounts payable to affiliates	$2,041	$8,191
Accrued expenses	96	230
Income taxes payable	689	685
Notes payable to affiliates	126,547	190,000

Total current liabilities	129,373	199,106

Commitments and contingencies	—	—

TOTAL LIABILITIES	129,373	199,106

TOTAL MEMBER’S INTEREST	(121,445)	(175,842)

TOTAL LIABILITIES AND MEMBER’S INTEREST	$7,928	$23,264

See notes to financial statements.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
STATEMENT OF CASH FLOWS
For the Years Ended December 31,
(in thousands of dollars)

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$4,396	$5,413	$3,434
Deferred tax assets	(1,594)	163	115
Changes in assets and liabilities:
Accounts receivables from affiliates	16,740	661	(17,790)
Prepaid expenses	(49)	—	—
Accounts payable to affiliates	(6,150)	(5,919)	13,688
Accrued expenses	(134)	129	71
Income taxes	4	252	433

Net cash provided/(used) by operating activities	13,213	699	(49)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	1	—	—
Capitalization of note receivable from affiliate	—	—	(50)
Decrease in notes payable to affiliates	(13,453)	—	—

Net cash used by financing activities	(13,452)	—	(50)

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(239)	699	(99)
Cash and cash equivalents at beginning of year	700	1	100

CASH AND CASH EQUIVALENTS AT END OF YEAR	$461	$700	$1

Cash paid during the year for:
Interest	$19,688	$24,763	$—
Income taxes	$385	$314	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Effective December 22, 2000, the Company acquried a membership interest in Foster Wheeler Licensing ServicesG.P. (“G.P.”) in exchange for a note payable of $190,000. On May 18, 2001, the Company acquired Licensed Property of $190,000 in exchange for its membership interest in G.P. (Note 4)

In December 2003, the Company received a non-cash capital contribution of $50,000 from Financial Services S.a.r.l. (“SARL”) in exchange for a reduction in the Company’s note payable to SARL of $50,000. (Note 4)

See notes to financial statements.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
STATEMENT OF MEMBER’S INTEREST
(in thousands of dollars)

	Contributed Capital	Accumulated Earnings/(Loss)	Other Adjustments	Total

Balance — December 31, 2000	$100	$(439)	$(184,300)	$(184,639)

Earnings for the year	—	3,434	—	3,434
Capitalization of note receivable from affiliates	—	—	(50)	(50)

Balance — December 31, 2001	100	2,995	(184,350)	(181,255)

Earnings for the year	—	5,413	—	5,413

Balance — December 31, 2002	100	8,408	(184,350)	(175,842)

Additional capital contribution	50,001	—	—	50,001
Earnings for the year	—	4,396	—	4,396

Balance — December 31, 2003	$50,101	$12,804	$(184,350)	$(121,445)

See notes to financial statements.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
NOTES TO FINANCIAL STATEMENTS
(in thousands of dollars)

1.	Nature of Operations and Relationship to Foster Wheeler Ltd. and Subsidiaries

FW Hungary Licensing Limited Liability Company (the “Company”) was organized on December 1, 2000 under the laws of Hungary. The Company, as of December 2003, is a wholly owned subsidiary of Financial Services S.a.r.l. (“SARL”) which is a subsidiary of Foster Wheeler LLC (“FWLLC”) (99.2%), and Perryville Services Company Ltd. (“Perryville”) (.8%), which are wholly owned subsidiaries of Foster Wheeler Ltd. Prior to December 2003, the Company was owned by FW Technologies Holdings, LLC (“FWTH”) which is a subsidiary of FWLLC (99.9%) and Perryville (.1%) . See Note 4. The principal operation of the Company is the management, developing and licensing of the beneficial rights of Foster Wheeler Ltd.’s intellectual property. The Company currently licenses such rights to various Foster Wheeler affiliates outside of the United States.

The Company’s only transactions and relationships are with SARL, FWLLC and other affiliated companies as discussed in Notes 2, 4 and 6. Accordingly, the financial position, results of operations and cash flows of the Company could differ significantly from those that would have resulted had the Company been an independent entity.

The Company’s functional currency is the U.S. dollar.

2.	Liquidity and Going Concern

The accompanying financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is largely dependent on Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd. may not, however, be able to continue as a going concern. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as Foster Wheeler Ltd. maintaining credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. has incurred significant losses in each of the years in the three-year period ended December 26, 2003, and has a shareholders’ deficit of $872,400. Foster Wheeler Ltd. has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. As described in more detail below, Foster Wheeler Ltd.s’ received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the credit facilities were amended to provide covenant relief of up to $180,000 of gross pretax charges recorded in the third quarter of 2002 and also to provide that up to an additional $63,000 in pretax charges related to specific contingencies could be excluded from the covenant calculation through December 2003, if incurred. In March 2003, the Senior Credit Facility was again amended to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants and the minimum earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) and senior debt ratio. The credit facilities were also amended in July 2003 to provide waivers of the applicable sections of the Senior Credit Facility to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. There is no assurance that Foster Wheeler Ltd. will be able to comply with the terms of the Senior Credit Facility, as amended, and other debt agreements during 2004. Management’s current forecast indicates that Foster Wheeler Ltd. will be in compliance with the financial covenants contained in the Senior Credit Facility throughout 2004. However, there can be no assurance that the actual financial results will match the forecasts or that Foster Wheeler Ltd. will not violate the covenants.

Foster Wheeler Ltd.’s U.S. operations, which include the corporate center, are cash flow negative and are expected to continue to generate negative cash flow due to a number of factors including the litigation and settlement of asbestos related claims, costs related to Foster Wheeler Ltd.’s indebtedness, obligations to fund U.S. pension plans, and other expenses related to corporate overhead.

Management closely monitors liquidity and updates its U.S. cash flow forecasts weekly. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, and working capital needs. Foster Wheeler Ltd.’s current cash flow forecasts indicate that sufficient cash will be available to fund Foster Wheeler Ltd.’s U.S. and foreign working capital needs throughout 2004.

As of December 26, 2003, Foster Wheeler Ltd. had aggregate indebtedness of approximately $1,000,000. The corporate debt must be funded primarily from distributions from foreign subsidiaries. As of December 26, 2003, Foster Wheeler Ltd. had cash and cash equivalents on hand, short-term investments, and restricted cash totaling $430,200 compared to $429,400 as of December 27, 2002. Of the $430,200 total at December 26, 2003, approximately $366,700

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

was held by foreign subsidiaries. Foster Wheeler Ltd. is sometimes required to cash collateralize bonding or certain bank facilities. The amount of Foster Wheeler Ltd.’s restricted cash at December 26, 2003 was $52,700, of which $48,000 relates to the non-U.S. operations.

Foster Wheeler Ltd. requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs. Foster Wheeler Ltd.’s current 2004 forecast assumes cash repatriations from its non-U.S. subsidiaries from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends of approximately $61,000. In 2003, Foster Wheeler Ltd. repatriated approximately $100,000 from its non-U.S. subsidiaries.

There can be no assurance that the forecasted foreign cash transfers will occur as there are significant legal and contractual restrictions on Foster Wheeler Ltd.’s ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of Foster Wheeler Ltd.’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory minimum capitalization requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law which could result in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, Foster Wheeler Ltd. may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries or future earnings of those subsidiaries in sufficient amounts to fund its U.S. working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit Foster Wheeler Ltd.’s ability to continue as a going concern.

As part of its debt restructuring plan, Foster Wheeler Ltd. and certain of its subsidiaries filed an amended registration statement with the Securities and Exchange Commission (“SEC”) on December 22, 2003, and as further amended on January 13, 2004, relating to for all of the existing $175,000 Preferred Trust Securities, $210,000 Convertible Notes, $113,300 Robbins bonds, and $200,000 2005 Senior Notes (the “Senior Notes”) due 2005.

On February 5, 2004, Foster Wheeler Ltd. announced, in support of its restructuring activities, a number of institutional investors have committed to provide $120,000 of new financing to Foster Wheeler Ltd. to replace the current term loan and the revolving credit facility portions of its Senior Credit Facility. This commitment is contingent upon the completion of the proposed exchange offer. Additionally, Foster Wheeler Ltd. has discontinued its previously announced plans to divest one of its European operating units.

The total amount of debt subject to the exchange offer is approximately $700,000. Interest expense incurred on this debt in 2003 totaled approximately $55,000. Foster Wheeler Ltd. is offering a mix of equity as well as debt with longer maturities in exchange for these securities. Foster Wheeler Ltd. anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer; however, there can be no assurance that Foster Wheeler Ltd. will complete the exchange offer on acceptable terms, or at all.

Failure by Foster Wheeler Ltd. to achieve its cash flow forecast or to complete the components of the restructuring plan on acceptable terms would have a material adverse effect on Foster Wheeler Ltd.’s and the Company’s financial condition. These matters raise substantial doubt about Foster Wheeler Ltd.’s and the Company’s ability to continue as a going concern.

In August 2002, Foster Wheeler Ltd. finalized a Senior Credit Facility with its lender group. This facility included a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility, which expires on April 30, 2005. The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries. The Senior Credit Facility has no required repayments prior to maturity on April 30, 2005. The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. Foster Wheeler Ltd. retained the first $77,000 of such amounts and also retains a 50% share of the balance. With the sale of the Foster Wheeler Environmental Corporation net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, principal prepayments of $11,800 were made on the term loan during 2003.

The financial covenants in the agreement commenced at the end of the first quarter 2003 and include a senior leverage ratio and a minimum EBITDA defined in the agreement, as amended. Compliance with these covenants is measured quarterly. The EBITDA covenant compares the actual average rolling four quarter EBITDA, as adjusted in the Senior Credit Facility, to minimum EBITDA targets. The senior leverage covenant compares actual average rolling EBITDA, as adjusted in the Senior Credit Facility, to total senior debt. The resultant multiple of debt to EBITDA must be less than maximum amounts specified in the Senior Credit Facility. Management’s current forecast indicates that Foster Wheeler Ltd. will be in compliance with these covenants throughout 2004.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

Amendment No. 1 to the Senior Credit Facility, obtained on November  8, 2002, provides covenant relief of up to $180,000 of gross pretax charges recorded by Foster Wheeler Ltd. in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. As of December 26, 2003, $31,000 of the contingency risks were favorably resolved, and additional project reserves were established for $32,000 leaving a contingency balance of $0.

Amendment No. 2 to the Senior Credit Facility, entered into on March  24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, Foster Wheeler Ltd. made a prepayment of principal in the aggregate amount of $10,000 in March 2003.

Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. In connection with this amendment to the Senior Credit Facility, Foster Wheeler Ltd. agreed to pay on March 31, 2004 a fee equal to 5% of the lenders’ credit exposure on March 31, 2004 if Foster Wheeler Ltd. has not made a prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. Foster Wheeler Ltd. expects the gross amount of this fee, if required, will be approximately $14,000, which has been accrued and included in Foster Wheeler Ltd.’s liquidity forecast.

Holders of Foster Wheeler Ltd.’s Senior Notes due November 15, 2005 have a security interest in the stock and debt of certain of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the revolving portion of the Senior Credit Facility. As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $164,900 as of December 26, 2003) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

Foster Wheeler Ltd. finalized a sale/leaseback arrangement in the third quarter of 2002 for an office building at its corporate headquarters. This capital lease arrangement leases the facility to Foster Wheeler Ltd., for an initial non-cancelable period of 20 years.

In the third quarter of 2002, Foster Wheeler Ltd. entered into a receivables financing facility that matures on August 15, 2005 and is secured by a portion of certain of Foster Wheeler Ltd.’s domestic trade receivables. Under this agreement, Foster Wheeler Ltd. has the ability to borrow up to a maximum of $40,000 using eligible trade accounts receivable as collateral. The facility is subject to covenant compliance. The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding.

No borrowings were outstanding under this facility as of December 26, 2003 or December 27, 2002.

On January 26, 2004, subsidiaries in the UK entered into a two year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provides for up to $45,000 of additional revolving loans available to provide working capital which may be required by these subsidiaries as they seek to grow the business by pursuing a larger volume of lump sum EPC contracts. The facility is secured by substantially all of the assets of these subsidiaries. The facility is subject to covenant compliance. Such covenants include a minimum EBITDA level and a loan to EBITDA ratio. As of March 10, 2004, the facility remains undrawn.

The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management’s forecast indicates that Foster Wheeler Ltd. will be in compliance with the debt covenants throughout 2004. However, there can be no assurance that the actual financial results will match the forecasts or that Foster Wheeler Ltd. will not violate the covenants. If Foster Wheeler Ltd. violates a covenant under the Senior Credit Facility, the sale/leaseback arrangement, or receivables financing arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a default under the following agreements: the Senior Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the Subordinated Robbins Facility exit funding obligations, and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well. The total amount of Foster Wheeler Ltd. debt that could be accelerated, including the amount outstanding under the Senior Credit Facility, is $919,300 as of December 26, 2003. Foster Wheeler Ltd. would not be able to repay amounts borrowed if the payment dates were accelerated. The debt covenants and the potential payment acceleration requirements raise substantial doubts about Foster Wheeler Ltd.’s and the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

On March 18, 2003, Foster Wheeler Ltd. received a formal notice from the New York Stock Exchange (“NYSE”) indicating that Foster Wheeler Ltd. was below the continued listing criteria of a total market capitalization of not less than $50,000 over a 30-day trading period and shareholders’ equity of not less than $50,000. Following discussions with Foster Wheeler Ltd. in May 2003, the NYSE permitted Foster Wheeler Ltd.’s securities to continue to be listed subject to Foster Wheeler Ltd.’s return to compliance with the continued listing standard within 18 months of receipt of the notice and further subject to quarterly review by the NYSE. At that time, Foster Wheeler Ltd.’s ticker symbol was designated with the suffix “bc” indicating that it was below compliance with the NYSE listing standards. Following its most recent review, the NYSE determined to de-list Foster Wheeler Ltd. as of November 14, 2003 based on its inability to meet the NYSE’s minimum shareholders’ equity requirement of positive $50,000. Foster Wheeler Ltd.’s common stock now trades on the Pink Sheets and its common stock and 9.00% FW Preferred Capital Trust I securities are quoted and traded on the Over-the-Counter Bulletin Board (“OTCBB”).

Under Bermuda law, the consent of the Bermuda Monetary Authority (“BMA”) is required prior to the transfer by non-residents of Bermuda of a Bermuda company’s shares. Since becoming a Bermuda company, Foster Wheeler Ltd. has relied on an exemption from this rule provided to NYSE-listed companies. Due to Foster Wheeler Ltd. being de-listed, this exemption is no longer available. To address this issue, Foster Wheeler Ltd. obtained the consent of the BMA to transfers between non-residents for so long as Foster Wheeler Ltd.’s shares continue to be quoted in the Pink Sheets or on the OTCBB. Foster Wheeler Ltd. believes that this consent will continue to be available.

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

Revenue Recognition — Revenue is recognized on the accrual basis. The Company’s primary source of revenue is royalty income from related affiliates.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less.

Accounts Receivable from Affiliates—Accounts receivable consist of amounts due from related parties. See Note 4.

Income Taxes — The Company files a tax return in Hungary. Provision is made for foreign income taxes payable in Hungary at the statutory rate of 3%. New Hungarian legislation enacted in December 2003 increases the statutory rate to 4% effective January 1, 2004. In addition, the Company’s royalty income from foreign sources is subject to foreign tax withholding. Income tax expense in the Company’s statement of operations has been calculated on a separate company basis.

Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets were adjusted to reflect the increase in the Hungarian tax rates described above. See Note 5.

4.	Related Party Transactions

The Company made an investment in Foster Wheeler Licensing Services G.P. of $190,000 on December 22, 2000 in exchange for a $190,000 note payable. Foster Wheeler Licensing Services G.P. held $190,000 Licensed Property (“LP”) that includes Intellectual Property, Confidential Information, Licensing Rights, and Marketing Intangibles of Foster Wheeler Ltd. On May 18, 2001, Foster Wheeler Licensing Services G.P. was dissolved and the Company acquired the LP in exchange for its ownership interest, although for tax purposes, the LP was considered as sold to the Company effective December 22, 2000. The LP transaction has been recorded as a transfer between entities under common control. Accordingly the LP transferred has been recorded at the affiliate’s recorded amount of $0, effective December 22, 2000. The note payable bears interest at an annual rate of 9.0%, 9.0%, and 6.02% for the years ended December 31, 2003, 2002,

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

and 2001, respectively. During the same years interest expense was $17,000, $17,100, and $11,438, respectively. Unpaid interest at December 31, 2003, 2002, and 2001 was $1,509, $4,197, and $11,860, respectively.

On December 1, 2003 FWLLC transferred its $190,000 note receivable from the Company, which bears interest at 9.00%, to SARL. This transfer was part of a reorganization of the Company whereby $50,000 of the original $190,000 note payable was ultimately exchanged for additional membership units and contributed to the capital of the Company. As part of the restructuring, 100% of the Company’s ownership was acquired by SARL in December 2003.

The Company enters into licensing agreements as a Licensor of LP to certain foreign affiliates of Foster Wheeler Ltd. The affiliates pay a royalty to the Company based on an agreed upon range of between 1.0% and 4.0% of the affiliates current year net revenues (operating revenues less intercompany revenues). These agreements are for one-year periods with the right of extension and revision. Royalty income is calculated and billed on a quarterly basis. For the years ended December 31, 2003, 2002, and 2001 royalty income was $20,473, $25,114 and $17,790, respectively.

Accounts receivable from affiliates at December 31, 2003 and 2002 includes unpaid royalty fees of $389 and $17,129, respectively.

On January 1, 2001, the Company entered into a Cost Sharing Agreement with certain Foster Wheeler affiliates to share their collective knowledge and to jointly develop Intangible Property. The costs of developing this property allocable to the Company shall be fifty percent of the pretax net expenses of the affiliates for the year. The agreement is effective for five years and shall automatically renew for additional two-year terms unless the Company or affiliates give thirty days notice prior to the end of the term or any renewal term. The amount of costs incurred under this agreement for the years ended December 31, 2003, 2002, and 2001 was $532, $1,744 and $2,250, respectively. As of December 31, 2003, 2002, and 2001, $532, $3,994 and $2,250, respectively, were payable to affiliates pursuant to this agreement.

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 26, 2003, December 27, 2002, December 28, 2001.

The Management of Foster Wheeler Ltd. has considered whether there are any costs borne by affiliates of the Company that should be allocated to the Company and has determined that these costs, if any, are immaterial.

5.	Income Taxes

The components of net earnings before income taxes for the years 2003, 2002 and 2001 were taxed as follows:

	2003	2002	2001

Foreign	$3,191	$6,142	$3,982

The (benefit)/provision for income taxes on that net earnings was as follows:
	2003	2002	2001

Current tax expense:
Foreign	$389	$566	$433
Deferred tax (benefit)/expense:
Foreign	(1,594)	163	115

Total (benefit)/provision for income taxes	$(1,205)	$729	$548

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
NOTES FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

Deferred tax assets consist of the following:

	2003	2002	2001

Intangible assets	$7,029	$5,435	$5,598

Net deferred tax assets	$7,029	$5,435	$5,598

The (benefit)/ provision for income taxes is determined by applying the Hungarian statutory rate applicable to the Company. Due to enactment of new legislation in December 2003, the Hungarian tax rate was increased to 4% effective January 1, 2004. Accordingly, the 2003 deferred tax provision includes a benefit of $1,757 to reflect the increase of the value of the deferred tax assets as of December 31, 2003.

The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory rate to earnings before income taxes as a result of the following:

	2003	2002	2001

Tax (benefit)/provision at the Hungarian statutory rate	3.0%	3.0%	3.0%
Unutilized loss	2.1%	0.0%	0.0%
Effect of tax rate change	(55.1)%	0.0%	0.0%
Withholding tax rate	12.2%	8.9%	10.8%

	(37.8)%	11.9%	13.8%

6.	Security Pledged as Collateral

Foster Wheeler LLC issued $200,000 Notes (“Senior Notes”) in the public market, which bear interest at a fixed rate of 6.75% and are due November 15, 2005. Holders of the Senior Notes have a security interest in the stock and debt of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the Senior Credit Facility. As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $164,900 December 26, 2003) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

Back to Contents

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A CONTROLS AND PROCEDURES

Included as exhibits 31.1 and 31.2 are the Certifications that are required under Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Report contains information concerning the controls evaluation referred to in the Section 302 Certifications and the information contained herein should be read in conjunction with the Certifications.

Internal controls are designed with the objective of ensuring that assets are safeguarded, transactions are authorized, and financial reports are prepared on a timely basis in accordance with generally accepted accounting principles in the United States. The disclosure controls and procedures are designed to comply with the regulations established by the SEC.

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

Management strengthened the Company’s financial controls and supplemented its financial and management expertise in 2002 and 2003. This included expanding the scope of the audit function, both internally and externally.

The Company outsourced its internal audit function to Deloitte & Touche LLP in the fourth quarter of 2002. Outsourcing internal audit allowed access to a world-class organization with skilled professionals and the latest information technology audit resources. Key objectives of the revised internal audit function include:

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

Management also amended the composition of the boards of directors of the major operating companies to include at least three corporate executives. One of the corporate executives is also chairman of the disclosure committee. The Company believes that these changes in corporate governance will enhance the disclosure controls because critical operating information and strategic actions authorized will now involve the chairman of the disclosure committee. Internal controls are expected to be enhanced by these corporate governance changes.

Management began the formal documentation of the Company’s worldwide internal controls in 2003 as part of new requirements under the Sarbanes-Oxley legislation. This process will continue throughout 2004.

Back to Contents

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a- 14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) were effective as of December 26, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During 2003, the Company’s financial reporting requirements increased significantly in connection with the 2002 10-K filing. The increased financial reporting stemmed from the SEC requirements relating to the security interest granted to the Senior Note holders in August 2002, and from the financial reporting requirements relating to the proposed exchange offer and restructuring process. Nine additional sets of audited financial statements for subsidiary companies (including three years comparable results) were required for 2002 and the first nine months of 2003. The Company’s permanent corporate accounting staff was not structured to address this increased workload under the deadlines required. The Company hired temporary professional personnel to assist with the process. Because the temporary personnel were unfamiliar with the Company’s operations, this resulted in inefficiencies in the financial reporting process. The external auditors notified the Audit Committee of the Board of Directors on December 16, 2003 that they believed the insufficient staffing levels in the corporate accounting department represented a “material weakness” in the preparation of the subsidiary financial statements, but noted that this did not constitute a material weakness for the Company’s Consolidated Financial Statements. A material weakness is defined as “a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions”. The Company has assigned the highest priority to the assessment of this internal control deficiency and is working together with the Audit Committee to resolve the issue. The Company is currently seeking to add additional permanent staff to replace the temporary personnel at its corporate headquarters.

The initiatives associated with implementation of the Sarbanes Oxley legislation are also likely to require the Company to increase the quantity and quality of its financial professionals throughout the world. This is a management objective for 2004.

On March 3, 2004, the Company’s external auditors notified the Audit Committee of the Board of Directors that they believed the lack of formal process in place for senior financial management to review assumptions and check calculations on a timely basis relating to the Company’s asbestos liability and asset balances represented a “material weakness” in the internal controls for the preparation of the Company’s consolidated financial statements for 2003. In order to meet the accelerated deadline for filing its 10-K, in connection with the preparation of its 2003 consolidated financial statements the Company submitted its calculations and assumptions relating to asbestos liability and related assets to the external auditors for their review prior to being fully reviewed by senior management. As a result, the external auditors noted a proposed change in an assumption used to calculate liability that had not been approved by senior management and also noted a mechanical error in calculating the number of open claims. In response, the Company corrected the mechanical error in its calculation and determined not to make the proposed change in the assumption.

Estimating the Company’s obligations arising from asbestos litigation, and the amounts of related insurance recoveries is a complex process involving many different assumptions about future events extending well into the future. These assumptions are developed by management together with its internal and external asbestos litigation team based on historical data regarding asbestos claims made against the Company, recoveries sought and settlement and trial resolution data. As these factors vary over any given period, the assumptions about future periods used to calculate the Company’s asbestos liabilities are adjusted correspondingly. In their March 3, 2004 letter, the external auditors recommended that the assumptions and calculations prepared by members of the Company’s asbestos litigation team be reviewed carefully by the Chief Accounting Officer of the Company and that all significant assumptions and estimates, including changes thereof, be approved by the Chief Financial and Chief Executive Officers of the Company prior to the asbestos calculations being submitted to the external auditor for review. The Company agreed with these suggestions and has adopted them both in connection with the 2003 audit and going forward. All asbestos estimates and assumptions included in the accompanying audited financial statements for 2003 have been subjected to appropriate review by senior management and the auditors.

Back to Contents

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Following is the name, position, principal occupation, age, and certain other information for each of the Company’s executive officers and directors as of December 26, 2003.

Name	Age	Position

Raymond J. Milchovich	54	Director, Chairman, President and Chief Executive Officer
Bernard H. Cherry	63	President and Chief Executive Officer, Foster Wheeler North America Corp. (formerly known as “Foster Wheeler Power Group, Inc.”)
Thomas R. O’Brien	65	Senior Vice President and General Counsel
Steven I. Weinstein	57	Vice President and Deputy General Counsel
Brian K. Ferraioli	48	Vice President and Controller
Kenneth A. Hiltz	51	Chief Financial Officer
Lisa Fries Gardner	47	Vice President and Secretary
Ryan J. Esko	29	Treasurer
Eugene D. Atkinson	59	Director
John P. Clancey	58	Director
Martha Clark Goss	54	Director
Joseph J. Melone	72	Director
John E. Stuart	59	Director
James D. Woods	72	Director

Executive Officers

Mr. Raymond J. Milchovich has been the Chairman, President and Chief Executive Officer of the Company since October 22, 2001. Formerly, he was the Chairman, President and Chief Executive Officer of Kaiser Aluminum Corporation, a leading producer and marketer of alumina, aluminum, and aluminum-fabricated products, and Kaiser Aluminum & Chemical Corporation (“KACC”) since December 1999. Mr. Milchovich was President of Kaiser Aluminum Corporation and KACC since July 1997. He also served as Chief Operating Officer of Kaiser Aluminum Corporation and of KACC from July 1997 through May and June 2000, respectively. Prior to that time, he held several executive positions with Kaiser Aluminum Corporation and its subsidiaries. His term as a director will expire in 2005.

Mr. Bernard H. Cherry was appointed President and Chief Executive Officer of Foster Wheeler North America Corp. (formerly known as “Foster Wheeler Power Group, Inc.”) effective November 4, 2002. Mr. Cherry was President and Chief Operating Officer of Oxbow Power Group from 1990 to 2002. He also served as President of Oxbow Power Group from 1987 to 1990.

Mr. Brian K. Ferraioli was appointed Vice President and Controller of the Company on November 4, 2002. Mr. Ferraioli has been with Foster Wheeler for 25 years. Prior to his current position, Mr. Ferraioli was Vice President and Chief Financial Officer of Foster Wheeler USA Corporation and Foster Wheeler Power Systems, Inc., respectively, and Vice President, International Project Finance at Foster Wheeler International, Reading, U.K. In addition to serving in various corporate finance roles, Mr. Ferraioli was also Chief Financial Officer of Foster Wheeler Iberia, Madrid, as well as Assistant Controller of Foster Wheeler Italiana, Milan.

Mr. Kenneth A. Hiltz was appointed Chief Financial Officer of the Company on April 7, 2003 on an interim basis pursuant to an agreement between Foster Wheeler and AP Services, LLC, a subsidiary of AlixPartners, to provide management and financial leadership services to the Company. Mr. Hiltz is a principal with AlixPartners, LLC. Prior to his appointment as Chief Financial Officer of the Company, Mr. Hiltz served as Chief Financial Officer and Chief Restructuring Officer of Hayes Lemmerz International, Inc., a global manufacturer of automotive parts and equipment and prior to that as Senior Vice President and Chief Financial Officer of Joy Global Inc., formerly known as Harnischfeger Industries, Inc., a global manufacturer of mining equipment and pulp and papermaking machinery.

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

Back to Contents

Messrs. Thomas R. O’Brien and Steven I. Weinstein, and Ms. Lisa Fries Gardner have each held the same position with Foster Wheeler Ltd. and the former public company, Foster Wheeler Corporation as designated above for over five years, and have held other executive officer positions with various Foster Wheeler subsidiaries during the same period.

Effective January 30, 2004, Messrs. Kenneth A. Hiltz and Ryan J. Esko resigned from the company and were replaced by Mr. Brian K. Ferraioli as Acting Chief Financial Officer and Mr. Thierry Desmaris as Vice President and Treasurer of the Company. Mr. Thomas R. O’Brien retired from the Company on January 1, 2004. Mr. Victor A. Hebert was also appointed Assistant Secretary of the Company and in that capacity will act on behalf of the law firm of Heller Ehrman White & McAuliffe, LLP to lead the Company’s legal team effective January 1, 2004. Mr. Hebert is an attorney with the law firm Heller Ehrman White & McAuliffe LLP, which he joined in 1962. He is a Director and Deputy Chairman of Berkeley Technology Limited, a financial services company. Mr. Hebert was a director of the Company from February 2002 until his resignation in November 2003 to lead the Company’s legal team effective January 1, 2004 and became an Assistant Secretary. Mr. Hebert is 66 years of age.

Mr. Thierry Desmaris was appointed Vice President and Treasurer of the Company on January 30, 2004. Mr. Desmaris has been with Foster Wheeler for 17 years. Prior to his current position, Mr. Desmaris was Vice President, Finance of Foster Wheeler Ltd., working on the ongoing corporate restructuring. Mr. Desmaris was also the Chief Financial Officer of Foster Wheeler Continental Europe S.r.l. Other previous assignments included assistant controller and director of project finance of the parent company and various financial roles with the Company’s international subsidiaries. Mr. Desmaris is 45 years of age.

Directors

Mr. Eugene D. Atkinson is a Managing Partner with RHJ Industrial Partners, a private equity firm. He was previously a Limited Partner with Goldman, Sachs & Co., an investment banking provider, and Chairman of Goldman Sachs (International) from December 1990 to May 1999. Mr. Atkinson became a director of the Company in 1995. His term will expire in 2004.

Mr. John P. Clancey is Chairman of Maersk Sealand, a transportation provider, and has held such office since December 1999. From August 1991 to December 1999, he was the President and Chief Executive Officer of Sea-Land Service Inc., a transportation provider. He is also a director of UST Inc. Mr. Clancey became a director of the Company in 1999. His term will expire in 2006.

Ms. Martha Clark Goss is the Chief Operating and Chief Financial Officer of Hopewell Holdings, LLC, a holding company for a reinsurance company in formation which will engage in writing health and accident reinsurance. Ms. Goss is also a director of American Water, a company owned by Thames Water Plc, a subsidiary of RWE AG. Formerly, Ms. Goss was the Chief Financial Officer of Blaqwell, Inc., a firm providing strategic business consulting services to law firms and in-house general counsel. From 1999 to 2001 she was the Chief Financial Officer of The Capital Markets Company, a provider of global business and technology solutions. From 1995 to 1999, she was Vice President and Chief Financial Officer of Booz, Allen & Hamilton Inc., a management consulting firm. Ms. Goss became a director of the Company in 1994. Her term will expire in 2004.

Mr. Joseph J. Melone is the former President and Chief Executive Officer of The Equitable Companies Inc. and the former Chairman and Chief Executive Officer of The Equitable Life Assurance Society of the United States, a provider of insurance and financial services. He is also a director of BISYS Group, Inc. and Horace Mann Educators Corporation. Mr. Melone became a director of the Company in September 1988. His term will expire in 2005.

Mr. John E. Stuart is the Chairman and Chief Executive Officer of ConvergeOne, a data and telecom services provider. From June 2000 through October 2001, Mr. Stuart was the Chairman and Chief Executive Officer of LogicStream, an Internet managed services provider. From November 1999 to June 2000, he was Chief Executive Officer of StorNet, a nationwide value-added systems integrator. In addition, he served as Chairman and Chief Executive Officer of IKON Office Solutions, a provider of office products, from August 1993 to July 1998. Mr. Stuart became a director of the Company in 1997. His term will expire in 2006.

Mr. James D. Woods is the Chairman Emeritus and retired Chief Executive Officer of Baker Hughes Incorporated. Previously, he was Chief Executive Officer of Baker Hughes from April 1987 and Chairman from January 1989, in each case until January 1997. He is also a director of United States Energy Co. (USEC), ESCO Technologies, Integrated Electrical Services, OMI Corporation, and Varco International. Mr. Woods became a director of the Company in September 2002. His term will expire in 2006.

Back to Contents

Each officer holds office for a term running until the Board of Directors meeting following the Annual Meeting of Shareholders and until his or her successor is elected and qualified. There are no family relationships between any of the directors and officers listed above. There are no arrangements or understandings between any of the listed officers and any other person, pursuant to which he or she was elected as an officer.

Involvement in Certain Legal Proceedings

Mr. Milchovich was the former President and Chief Executive Officer of Kaiser Aluminum Corporation from December 1999 to October 2001. Kaiser Aluminum Corporation commenced a voluntary petition under Chapter 11 of the United States Bankruptcy Code on February 12, 2002.

Mr. Hiltz was the former Chief Financial and Chief Restructuring Officer of Hayes Lemmerz International, Inc. which commenced a voluntary petition under Chapter 11 of the United States Bankruptcy Code on December 5, 2001 during his term as the executive officer.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics which applies to all of our directors, officers and employees including the Chief Executive Officer, Chief Financial Officer and other senior finance organization employees. The Code of Business Conduct and Ethics is publicly available on our website at www.fwc.com/corpgov. Any waiver of this Code of Business Conduct and Ethics for executive officers or directors may be made only by our Board of Directors or a committee of the Board of Directors and will be promptly disclosed to our shareholders. If we make any substantive amendments to this Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, from a provision of the Code to our Chief Executive Officer, Chief Financial Officer, Controller or any person performing similar functions, we will disclose the nature of such amendment or waiver on the website or in a report on Form 8-K.

A copy of the Code of Business Conduct and Ethics can be obtained upon request, without charge, by writing to the Office of the Secretary, Foster Wheeler Ltd., Perryville Corporate Park, Clinton, New Jersey 08809-4000.

Audit Committee Financial Expert

Our Board of Directors has determined that the following directors are the Company’s Audit Committee Financial Experts as defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the Securities and Exchange Commission in furtherance of Section 407: John E. Stuart, John P. Clancey, Martha Clark Goss, Joseph J. Melone. Each of these directors has no material relationship with the Company and has been determined by the Board of Directors to be independent under the New York Stock Exchange rules, although the Company is no longer listed.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended December 26, 2003, we are not aware of any director or executive officer who has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information showing compensation paid or accrued by the Company and its subsidiaries during each of the Company’s last three fiscal years for the Chief Executive Officer (“CEO”), the four other most highly compensated executive officers of the Company at the end of the last completed fiscal year, and two individuals for whom disclosure would have been provided but for the fact that such individuals were not serving as executive officers at the end of the last completed fiscal year.

Back to Contents

Long-Term Compensation

			Annual Compensation									Awards			Payouts

Name and Principal Position	Year		Salary ($)			Bonus ($)			Other Annual Compen-sation ($)			Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)		Long-term Incentive Payouts ($)		All Other Compensation ($)

R. J. Milchovich Chairman, President & CEO	2003 2002 2001	$ $ $	873,600 848,400 165,846		$ $ $	1,572,480 0 500,000	1 6	$ $	62,930 175,370	2 4	$ $ $	0 0 0	0 1,000,000 1,300,000	$ $ $	0 0 0	$ $ $	2,716,000 912,689 0	[3] [5]

B.H. Cherry President & CEO of Foster Wheeler North America Corp.	2003 2002	$ $	450,000 75,000	[8]	$ $	945,000 500,000	[8]	$ $	182,685 0	[7]	$ $	0 0	100,000 255,000	$ $	0 0	$ $	9,000 0	[10]

T.R. O’Brien General Counsel & Senior Vice President	2003 2002 2001	$ $ $	338,000 338,000 325,000		$ $ $	0 0 0	[19]	$ $ $	0 0 0		$ $ $	0 0 0	0 165,875 15,000	$ $ $	0 0 0	$ $ $	472,415 5,500 5,100	[9] [10] [10]

S.I. Weinstein Deputy General Counsel & Vice President	2003 2002 2001	$ $ $	275,000 250,675 221,654		$ $ $	0 0 40,000	[19]	$ $ $	0 0 0		$ $ $	0 0 0	0 142,180 5,000	$ $ $	0 0 0	$ $ $	701,315 5,500 5,100	[11] [10] [10]

B. K. Ferraioli Acting Chief Financial Officer, Vice President & Controller	2003 2002 2001	$ $ $	220,000 167,557 152,000		$ $ $	0 0 27,000	[19]	$ $ $	0 0 0		$ $ $	0 0 0	0 16,842 3,000	$ $ $	0 0 0	$ $ $	63,900 5,027 4,560	12 10 10

J. T. Doyle[13] Former Senior Vice President & Chief Financial Officer	2003 2002	$ $	126,957 199,000		$ $	0 100,000	[15]	$ $	0 47,764	[16]	$ $	0 0	0 300,000	$ $	0 0	$ $	441,588 4,000	14 10

R. D. Iseman[17] Former Vice President	2003 2002 2001	$ $ $	285,000 264,000 242,000		$ $ $	0 0 0		$ $ $	0 0 0		$ $ $	0 0 0	0 142,180 7,500	$ $ $	0 0 0	$ $ $	586,663 5,500 5,100	18 10 10

1	In January 2004, the Compensation Committee and the Board of Directors approved this bonus for Mr. Milchovich as discussed in this Form 10-K in the section titled, “Report of the Compensation Committee on Executive Compensation”. The bonus is contingent upon the occurrence of certain events in the future. The award provides for one-third of the bonus to be paid upon completion of the exchange offer and the remaining two-thirds to be paid after the Company attains two consecutive quarters of positive earnings.

Back to Contents

2	In accordance with Mr. Milchovich’s Employment Agreement with the Company, he received the following grossed-up payments: (i) $37,022 for country club membership fees and dues, and (ii) $6,390 for reimbursement of legal fees in connection with his employment contract. Personal use of a Company vehicle was $15,610. He also received reimbursement of $2,800 for telecommunications for business use in his home. The Company pays an annual premium of $1,108 for an $800,000 life insurance policy for the benefit of Mr. Milchovich’s beneficiaries as long as Mr. Milchovich is an employee of the Company. Mr. Milchovich will receive any cash surrender value under the policy.

3	On March 25, 2003, Mr. Milchovich received $293,600 from the Company as the first payment pursuant to a retention award granted by the Board of Directors on February 28, 2003 to encourage a group of twenty four highly performing employees to remain with the Company. On January 6, 2004, he received the second part of the award in the amount of $681,400, which was contingent upon him being an employee of the Company on December 31, 2003. Also, pursuant to an amendment to Mr. Milchovich’s Employment Agreement dated January 22, 2003, as further described in this Form 10-K in the section titled, “Employment Agreements and Termination of Employment and Change-in-Control Arrangements,” Mr. Milchovich was permitted to draw down $1,082,500 ($756,385.89, net of taxes) under a Letter of Credit which the Company previously provided to him in connection with his Employment Agreement to secure the retirement benefit he would have received at the end of the five-year term if he had remained with his previous employer, and beginning on April 23, 2003 began receiving, on a quarterly basis, lump sum payments in the amount of $216,500, less applicable withholding taxes, to be paid to him until the total obligation of the Company ($3,247,500) is paid. He received a total $649,500 gross quarterly payments in 2003. The Company made a $9,000 match on Mr. Milchovich’s employee 401(k) contribution.

4	In accordance with Mr. Milchovich’s Employment Agreement with the Company, he received the following grossed-up payments: (i) $125,513 for relocation expenses and temporary living expenses, and (ii) $32,323 for country club membership fees and dues, and (iii) $2,800 for financial planning. Personal use of a Company vehicle was $12,339. He also received reimbursement of $2,395 for telecommunications for business use in his home.

5	Mr. Milchovich received reimbursement for the following: (i) $5,271 grossed-up for estate planning services, and (ii) $26,242 grossed-up for one-time legal fees associated with his commencement of employment with the Company. The Company paid $72,968 on his behalf for relocation shipping expenses. The Company pays an annual premium of $1,108 for an $800,000 life insurance policy for the benefit of Mr. Milchovich’s beneficiaries for as long as Mr. Milchovich is an employee of the Company. Mr. Milchovich will receive any cash surrender value under the policy. The Company also made certain payments to Mr. Milchovich relating to his home in Houston, Texas, including $119,600 for carrying costs and $682,000 for equity advances. The Company made a $5,500 match on Mr. Milchovich’s employee 401(k) contribution.

6	Mr. Milchovich became an executive officer of the Company on October 22, 2001. His bonus was in accordance with his employment agreement as set forth in this Form 10-K in the section titled “Employment Agreements and Termination of Employment and Change-in-Control Arrangements”.

7	In accordance with Mr. Cherry’s Employment Agreement with the Company, he received the following grossed up payments in connection with his relocation to New Jersey: (i) $113,764 for temporary living expenses, and (ii) $46,102 for travel expenses. The Company incurred the cost of $6,542 on his behalf for shipment of household goods. He also received personal use of a Company vehicle in the amount of $16,277.

8	Mr. Cherry joined Foster Wheeler Power Group, Inc. on November 4, 2002 and received a $500,000 signing bonus on October 10, 2002.

9	On March 25, 2003, Mr. O’Brien received $29,600 from the Company as the first payment pursuant to a retention award granted by the Board of Directors on February 28, 2003 to encourage a group of twenty four highly performing employees to remain with the Company. On January 6, 2004, he received the second part of the award in the amount of $68,700, which was contingent upon him being an employee

Back to Contents

of the Company on December 31, 2003. The Company paid taxes in the amount of $365,115 on Mr. O’Brien’s behalf in connection with the establishment of the Letter of Credit which backs up the Company’s obligations to pay the total value of SERP Benefits as described in this Form 10-K under the section titled “Defined Benefit Plans.” The Company also made a $9,000 match on Mr. O’Brien’s employee 40l (k) contribution.

10	Company match on 401(k) contribution.

11	On March 25, 2003, Mr. Weinstein received $50,900 from the Company as the first payment pursuant to a retention award granted by the Board of Directors on February 28, 2003 to encourage a group of twenty four highly performing employees to remain with the Company. On January 6, 2004, he received the second part of the award in the amount of $117,900, which was contingent upon him being an employee of the Company on December 31, 2003. The Company paid taxes in the amount of $523,515 on Mr. Weinstein’s behalf in connection with the establishment of the Letter of Credit which backs up the Company’s obligations to pay the total value of SERP Benefits as described in this Form 10-K under the section titled “Defined Benefit Plans.” The Company also made a $9,000 match on Mr. Weinstein’s employee 401(k) contribution.

12	On March 25, 2003, Mr. Ferraioli received $16,600 from the Company as the first payment pursuant to a retention award granted by the Board of Directors on February 28, 2003 to encourage a group of twenty four highly performing employees to remain with the Company. On January 6, 2004, he received the second part of the award in the amount of $38,300, which was contingent upon him being an employee of the Company on December 31, 2003. The Company also made a $9,000 match on Mr. Ferraioli’s employee 40l (k) contribution.

13	During part of fiscal 2003, Mr. Doyle was Senior Vice President and Chief Financial Officer. He left the Company effective May 4, 2003, pursuant to the terms of his Separation Agreement, further described in this Form 10-K in the section titled, “Employment Agreements and Termination of Employment and Change-in-Control Arrangements.”

14	On March 25, 2003, Mr. Doyle received $27,900 from the Company as the first payment pursuant to a retention award granted by the Board of Directors on February 28, 2003 to encourage a group of twenty four highly performing employees to remain with the Company. Mr. Doyle had grossed up temporary living expenses of $29,277 included as compensation to him as part of his employment agreement. The Company also made a $9,000 match on Mr. Doyle’s employee 40l(k) contribution. Under his Separation Agreement, Mr. Doyle received the following payments: $298,043 for post termination wages (severance), $64,700 in accordance with the second payment under the retention award, and $12,668 for unused and accrued vacation.

15	Mr. Doyle joined the Company on July 15, 2002, and received a $100,000 signing bonus on July 16, 2002.

16	In accordance with his Employment Agreement, Mr. Doyle received the following grossed-up payments: (i) reimbursement for financial planning and estate planning services ($8,473) and (ii) temporary living expenses ($39,291).

17	During part of fiscal 2003, Mr. Iseman was Vice President. He left the Company effective December 14, 2003, pursuant to the terms of his Separation Agreement, further described in this Form 10-K in the section titled, “Employment Agreements and Termination of Employment and Change-in-Control Arrangements”.

18	On March 25, 2003, Mr. Iseman received $29,200 from the Company as the first payment pursuant to a retention award granted by the Board of Directors on February 28, 2003 to encourage a group of twenty four highly performing employees to remain with the Company. The Company paid taxes in the amount of $404,582 on Mr. Iseman’s behalf in connection with the establishment of the Letter of Credit which backs up the Company’s obligations to pay the total value of SERP Benefits as described under the section titled “Defined Benefit Plans.” The Company also made a $9,000 match on Mr. Iseman’s 40l(k) contribution. Under his Separation Agreement, Mr. Iseman received the following payments: $15,000 for post termination wages (severance), $67,500 for the second installment of the Retention Award, $20,341 for unused and accrued vacation, $41,040 for payment under the Survivor Income Plan.

Back to Contents

19	In January 2004, the Compensation Committee approved a pool of bonus compensation to a group of corporate center employees, including officers in this table, from which the employees will be paid a bonus which is contingent upon the occurrence of certain events. The specific bonus amounts, with the exception of Mr. Milchovich’s bonus, have not yet been determined. See the section titled, “Report of the Compensation Committee on Executive Compensation” in this Form 10-K.

Back to Contents

Options Granted

Following is a table dealing with stock option grants which were made to employees during the last completed fiscal year. Mr. Cherry’s options were granted on December 23, 2003 and were priced at the fair market value on the first anniversary of the effective date pursuant to his Employment Agreement and expire ten years from the date of the grant. Mr. Cherry’s options vest in quarterly increments with one-fourth of the options becoming exercisable after one year, one-half become exercisable after two years, three-fourths after three years, and all of the options become exercisable after four years.

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	Grant Date Present Value (1) ($)

R.J. Milchovich	0	0%	—	—	$0
B.H. Cherry	100,000	85.4%	$1.205	12/23/2013	$85,000
T.R. O’Brien	0	0%	—	—	$0
S.I. Weinstein	0	0%	—	—	$0
B.K. Ferraioli	0	0%	—	—	$0
J. T. Doyle	0	0%	—	—	$0
R.D. Iseman	0	0%	—	—	$0

1.	Based on the Black-Scholes options pricing model, using the following assumptions: (i) the option exercise price as shown in the table is the average of the high and low price of the shares on the date that the option was issued, (ii) the dividend yield of the shares was based upon the payout per share divided by the share price on the date the option was issued, (iii) the expected term of the options is five years from the date of issue, (iv) the risk free rate of return for each option was determined as the interest rate on the date that the option was issued, on Treasury securities with a maturity equal to the expected term of the option, and (v) the expected volatility of the shares was calculated empirically for each option using weekly Foster Wheeler share pricing data for the 5 years immediately preceding the date that the option was issued. The values shown are theoretical and do not necessarily reflect the actual values the recipients may eventually realize. Any actual value to the officer or other employee will depend on the extent to which market value of the Company’s common shares at a future date exceeds the exercise price.

Aggregate Option Exercises

The following table sets forth, for the named individuals, the number of shares of Foster Wheeler common shares acquired upon option exercise during 2003, the value realized (spread between the market price on the date of exercise and the option price) as a result of such option exercises, and the number and value of unexercised options (both exercisable and unexercisable) as of December 26, 2003.

			Number of Securities Underlying Unexercised Options at December 26, 2003 (#)	Value of Unexercised In-the-Money Options at December 26, 2003 ($)

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable

R. J. Milchovich	0	0	853,344/1,446,656	$0/$0
B. H. Cherry	0	0	51,000/304,000	$0/$0
T. R. O’Brien	0	0	151,959/130,583	$0/$0

Back to Contents

R. D. Iseman	0	0	207,180/0	$0/$0
B. K. Ferraioli	0	0	10,614/11,228	$0/$0
S. I. Weinstein	0	0	66,393/94,787	$0/$0
J. T. Doyle	0	0	0/0	$0/$0

Long-Term Incentive Plans—Awards in Last Fiscal Year

No long-term incentive cash awards were granted by the Company for the fiscal year 2003. Payments made under the long-term incentive portion of the Company’s former executive compensation plan for prior years are reported in the Summary Compensation Table in the year of payout, if any. Presently, there is no plan which provides for long-term incentive awards.

Defined Benefit Plans

The Company maintains a qualified non-contributory final average pay defined benefit Pension Plan for covered employees of the Company. On May 31, 2003, the Pension Plan was frozen and no further service or benefit accruals will occur. Annual payments under the Pension Plan will be made based on years of service as of May 31, 2003. Because annual payouts under the Pension Plan can be determined at this time with respect to each named executive officer, and because the Pension Plan payouts for other employees will not depend upon years of service at retirement, we have provided the information below. The following chart indicates the frozen service and annual qualified Pension Benefit on a Life Annuity basis, payable at normal retirement age of 65 for the officers listed.

Officer	Years of Service Used to Calculate Pension Payments	Annual Pension Payment

Raymond J. Milchovich	Please see the pension benefit provided to Mr. Milchovich in the Employment Agreements and Termination of Employment and Change in Control Arrangements section of this Form 10-K.
Bernard H. Cherry	No Pensionable Service or Benefit
Thomas R. O’Brien	9 1/2 years	$ 22,800
Steven I. Weinstein	26 years	$ 76,925
Brian K. Ferraioli	24 years	$ 49,606
Joseph T. Doyle (Former Executive)	No Pensionable Service or Benefit
Robert D. Iseman (Former Executive)	15 years	$ 36,000

In addition to the qualified Pension Plan, the Company maintained a non-qualified Supplemental Employee Retirement Plan (“SERP”) for benefit accruals based upon compensation in excess of IRS limits. Letters of Credit (“LCs”) were issued in April 2003 to certain officers of the Corporation, including T. R. O’Brien, R. D. Iseman, and S. I. Weinstein, for the present value of this SERP entitlement, net of income tax withholding. The gross SERP entitlement, income tax withholding and net LC, respectively, for these three officers were $814,745, $365,115 and $449,630 for Mr. O’Brien; $901,451, $404,582 and $496,869 for Mr. Iseman and $1,168,911, $523,515, and $645, 396 for Mr. Weinstein. Mr. O’Brien and Mr. Iseman drew down their LCs in January 2004. Mr. Weinstein’s LC will become available upon termination of employment. SERP Benefits for all other active employees whose benefits did not exceed $100,000 were settled by payment of an immediate lump sum amount based upon a present value of the accrued SERP benefit.

Compensation of Executive Officers

The following Report of the Compensation Committee of the Board of Directors (the “Compensation Committee”) does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.

Back to Contents

Report of the Compensation Committee on Executive Compensation

The Compensation Committee administers the Company’s executive compensation program and establishes the salaries of the Company’s executive officers. The Compensation Committee consists of only non-employee Directors, each of whom has no material relationship with the Company and has been determined to be independent by the Board of Directors under the New York Stock Exchange rules.

The Compensation Committee of the Board of Directors has furnished the following report on executive compensation for calendar year 2003.

Compensation Philosophy

The general philosophy of the Compensation Committee is to provide executive compensation designed to enhance shareholder value, including annual compensation, consisting of salary and bonus awards, and long-term incentive compensation, consisting of stock options and other equity based compensation. The Company’s compensation plans and incentives are designed to link the financial interests of the Company’s executive officers to the interests of its shareholders, to encourage support of the Company’s long-term goals, to tie executive compensation to the Company’s performance, to attract and retain talented leadership and to encourage significant ownership of the Company’s common stock by executive officers.

In making decisions affecting executive compensation, the Compensation Committee reviews the nature and scope of the executive officer’s responsibilities as well as his or her effectiveness in supporting the Company’s long-term goals. The Compensation Committee also considers the compensation practices of companies that are of similar size to the Company as well as those providing similar services and products to similar markets and customers. The Company does not have a policy to predetermine specific compensation relative to the compensation paid by other companies. Actual salaries of the Chief Executive Officer and other officers were neither the highest nor the lowest of salaries paid to officers of comparable companies.

There are two primary types of compensation provided to the Company’s executive officers:

•	Annual compensation, which includes base salary, intended to provide a stable annual salary at a level consistent with individual contributions, and annual performance bonuses intended to link officers’ compensation to the Company’s performance as well as the performance of the individual executive officer.

•	Long-term compensation, which includes stock options or other equity based compensation intended to encourage actions to maximize shareholder value.

Base Salary

Consistent with its stated philosophy relative to salary, the Compensation Committee reviews data for executives in similar positions in comparable companies as provided by an independent consultant and by the Company’s Human Resources Department and, in consultation with the Chief Executive Officer, establishes a salary range for each executive officer of the Company. The Compensation Committee then recommends a specific salary for each executive officer to the Board of Directors for its consideration and approval. In determining such salaries, the performance of each executive officer, his or her experience and the performance of the business unit for which he or she is responsible, as well as the performance of the Company as a whole, are all taken into account.

Annual Incentive

In 2002, the Compensation Committee adopted the Foster Wheeler Annual Incentive Plan for 2002 and Subsequent Years (the “Annual Incentive Plan”). Pursuant to the Annual Incentive Plan, the Chief Executive Officer of the Company recommends to the Compensation Committee (i) the employees eligible for awards under the Annual Incentive Plan, (ii) the amount of the recommended award (by individual or class of individuals and stated as a dollar amount or a percentage of base salary), and (iii) any factors that should be considered by the Compensation Committee or the Board of Directors in connection with their consideration of the Chief Executive Officer’s recommendations (the “Recommendations”) in their determinations. The Compensation Committee considers the Recommendations and may approve the Recommendation with respect to any or all recommended employees, approve an award of a different amount for any or all recommended employees or deny awards to any or all recommended employees. Any awards approved by the Compensation Committee are then submitted to the Board of Directors for its consideration and approval.

Back to Contents

In January 2004, the Compensation Committee approved a pool of bonus compensation to a group of approximately forty corporate center employees, including the Chief Executive Officer, Mr. Milchovich, and three of the most highly compensated executives named in the Summary Compensation Table. The bonus compensation was based on the Compensation Committee’s consideration of management’s continuing achievement of its short and long-term goals, including: maintenance of adequate domestic liquidity, restructuring the operating companies to provide performance that is acceptable and predictable, and the restructuring of the balance sheet to improve liquidity, reduce leverage and reduce cash interest expense. The bonus amount for each specific employee, except Mr. Milchovich, has not yet been established. The award will provide for one-third of the award amount to be paid upon completion of the exchange offer and the remaining two-thirds to be paid after the Company attains two consecutive quarters of positive earnings.

Equity Based Compensation

The Compensation Committee may grant to executive officers options to purchase shares of the Company’s common stock under the Company’s 1995 Stock Option Plan of Foster Wheeler, Inc. and pursuant to employment agreements entered into with individual executive officers. In 2003, the Compensation Committee granted options to Mr. Cherry to purchase an aggregate of 100,000 shares of the Company’s common stock pursuant to his Employment Agreement. These options were granted at an exercise price equal to the fair market value of the common stock on the date of grant, become exercisable in four equal cumulative annual installments of 25,000 commencing one year after the date of grant through the fourth anniversary of the date of grant and expire ten years from the date of grant.

Compensation of Chief Executive Officer

The components of Mr. Milchovich’s compensation in respect of fiscal 2003 were determined pursuant to the terms of his employment agreement. The terms of Mr. Milchovich’s employment agreement and all amendments are described in this Form 10-K in the section titled “Employment Agreements and Termination of Employment and Change-in-Control Arrangements”. Mr. Milchovich was retained as the Chief Executive Officer, President and Chairman of the Board of the Corporation in 2001 after an extensive search had been conducted by the Board of Directors with the assistance of an executive search firm. Mr. Milchovich’s compensation under his Employment Agreement was determined based upon a review of competitive industry compensation levels, his compensation arrangement with his previous employer, and the overall compensation package required to attract someone of Mr. Milchovich’s caliber to the Company. The Compensation Committee and the full board of directors approved Mr. Milchovich’s employment agreement in 2001 and all subsequent amendments.

Internal Revenue Code Section 162(m)

In determining executive compensation, the Compensation Committee considers, among other factors, the possible tax consequences to the Company and to the Company’s executive officers, including the potential impact of Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”). Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the Chief Executive Officer and the other senior executive officers, other than compensation that is performance-based under a plan that is approved by the shareholders of the Company and that meets certain other technical requirements. However, tax consequences, including but not limited to tax deductibility by the Company, are subject to many factors (such as changes in the tax laws and regulations or interpretations thereof and the timing and nature of various decisions by executives regarding options and other rights) that are beyond the control of either the Compensation Committee or the Company. In addition, the Compensation Committee believes that it is important for it to retain maximum flexibility in designing compensation programs that meet its stated objectives. For all of the foregoing reasons, the Compensation Committee, while considering tax deductibility as one of its factors in determining compensation, will not limit compensation to those levels or types of compensation that will be deductible. The Compensation Committee will, of course, consider alternative forms of compensation, consistent with its compensation goals, which preserve deductibility.

During 2003, the Compensation Committee met with the Board of Directors in an executive session to review the Company’s performance and the performance of Mr. Milchovich and other members of senior management. The Board concurred with our decisions.

Compensation Committee
Joseph J. Melone, Chairman
Eugene D. Atkinson	Martha Clark Goss John E. Stuart

Back to Contents

Committees of the Board

The board of directors of the Company has established standing committees to consider various matters and to make recommendations to the full board as to proposed courses of action for the board. Among the standing committees that have been established are the Audit Committee, the Compensation Committee, the Finance Committee, and the Governance and Nominating Committee. Each member of each of these committees is independent in connection with independence standards established by the board of directors and New York Stock Exchange requirements, although the Company is no longer listed. Committee charters have been established for each of the standing committees and are available on our website at www.fwc.com/corpgov. The charters may also be obtained upon request by writing to the Office of the Secretary, Foster Wheeler Ltd., Perryville Corporate Park, Clinton, New Jersey 08809-4000.

The members of the Audit Committee are Mr. John E. Stuart, Chairman; Mr. John P. Clancey, Ms. Martha Clark Goss and Mr. Joseph J. Melone. During fiscal 2003, this Committee held ten meetings. The Audit Committee provides advice and counsel to management regarding, and assists the board in the oversight of (1) the integrity of the financial statements of the Company, (2) the Company’s compliance with legal and regulatory requirements, (3) the independence and qualifications of the Company’s independent auditors and (4) the performance of the Company’s internal audit function and the Company’s independent auditors. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the Company’s independent auditors. The functions of this Committee are to review and monitor the progress of the audit plans prepared by the independent accountants and internal auditors; to review compliance with Company policies; to annually review the status of any significant litigation; to review with the independent accountants and management the results of the audit, the Company’s financial statements and the Company’s system of internal accounting control; to pre-approve fees of the independent accountants; to review with management and the outside accountants the Company’s annual and quarterly financial statements and any material changes in accounting principles or practices used in preparing the statements prior to the filing of a report on Forms 10-K or 10-Q with the Securities and Exchange Commission, including a review of the items required by SAS 61 as in effect at that time in the case of the quarterly statements; to receive from the outside accountants the report required by Independence Standards Board Standard No. 1 as in effect at that time and discuss it with the outside accountants; and to prepare a report each year concerning compliance with its charter for inclusion in the Company’s proxy statement. The Committee members meet in private with representatives of PricewaterhouseCoopers LLP, the Company’s independent accountants, at each Audit Committee meeting.

The Compensation Committee consists of Mr. Joseph J. Melone, Chairman; Mr. Eugene D. Atkinson, Ms. Martha Clark Goss and Mr. John E. Stuart. During fiscal 2003, this Committee held five meetings. The functions of this Committee are to recommend to the board compensation arrangements for directors and executive officers, including approving specific benefits under such arrangements, to administer certain benefit plans for directors and executive officers and to review employee pension and welfare programs.

Following are the members of the Finance Committee: Mr. Eugene D. Atkinson, Ms. Martha Clark Goss and Mr. John P. Clancey. Two meetings of this Committee were held during fiscal 2003. This Committee reviews a range of financial policies and plans including the consolidated financial results of the Company, the dividend policy, proposed securities issuances, and financial risk management policies and practices. The Committee also oversees pension plan investments and periodically reviews investor relations activities.

The members of the Governance and Nominating Committee are Mr. James D. Woods, Chairman; Mr. Eugene D. Atkinson and Mr. Joseph J. Melone. During fiscal 2003, this Committee held four meetings. The functions of this Committee include recommending to the board the appropriate structure and function of the board and its committees, recommending to the board the nominees for election as directors and officers, and the consideration of performance of incumbent directors and officers to determine whether to nominate them for re-election.

Executive Sessions of the Board of Directors

The non-management members of the board of directors meet in Executive Session after each meeting of the board. The Executive Sessions, which consist only of all non-management directors, are chaired by Mr. Joseph J. Melone who was appointed the Executive Session Presiding Director by the board of directors.

Back to Contents

Compensation of Directors

Eleven meetings of the board of directors were held during the last fiscal year. Each director attended at least 75% of the total number of meetings of the board and the board committees on which he or she served. Non-employee directors receive an annual retainer of $26,000 and an annual deferred award of 300 share units in accordance with the Foster Wheeler Inc. Directors Deferred Compensation and Stock Award Plan as set forth below. Each non-employee director receives $1,200 for each board meeting attended. In addition, each non-employee director receives $1,200 for each committee meeting attended; the committee chairman receives $2,000 for each such meeting. Only one director is an employee of Foster Wheeler, and he does not receive any additional compensation for his services as a director.

Under the Foster Wheeler Inc. Directors Deferred Compensation and Stock Award Plan, each non-employee director receives a one time deferred award of 1,000 share units of the Company’s common shares upon commencement of his or her board term and is credited annually with units representing 300 shares of the Company’s common shares, such credit being made to an account maintained for each non-employee director. The Foster Wheeler Inc. Directors Deferred Compensation and Stock Award Plan also permit non-employee directors to defer all or a portion of the retainer, board and committee meeting fees to which they are entitled. The Company makes a supplemental contribution equal to 15% of the retainer and meeting fees which are deferred and all such amounts are credited to the director’s deferred compensation account. Each director is fully vested in amounts credited to the director’s deferred compensation account, except that the one time deferred award of 1,000 share units does not vest until the director ceases to serve on the board and the annual award vests upon cessation from the board or the one-year anniversary of the award. The share units in the deferred compensation account or the equivalent cash amount, at the director’s option, with prior approval by the board of directors, are delivered to the director upon retirement or cessation of service on the board for good cause.

In addition, under the Deferred Compensation Plan for Directors, non-employee directors are permitted to defer all or part of their retainer or board and committee fees until their retirement or other termination of status as a director. Deferred amounts accrue interest at an annual rate equal to the rate charged by Wachovia Bank, N.A. for prime commercial loans of 90-day maturity. Under the Foster Wheeler Inc. Directors’ Stock Option Plan, as amended, which was previously approved by the shareholders, each director who is not an employee of the Company or one of its subsidiaries receives, following the annual meeting each year, a nonqualified option to purchase 3,000 shares of the Company’s common shares. Such options have ten-year terms and become exercisable beginning one year after the date of grant at an option exercise price equal to the fair market value of the shares on the date of grant.

Effective October 15, 2003, for a term of one year, the Company has obtained insurance policies through National Union Fire Insurance Company of Pittsburgh, Pennsylvania, Continental Casualty Company and Gulf Insurance Company in respect of indemnification of directors and officers. The scope of these policies is similar to coverage under prior policies held by the Company. The annual premium for this coverage is $1,107,286.

Employment Agreements and Termination of Employment and Change-in-Control Arrangements

Employment Agreements

Raymond J. Milchovich Employment Agreement

Mr. Milchovich entered into an employment agreement with the Company effective October 22, 2001 which expires on October 21, 2006. Mr. Milchovich serves as Chairman, President and Chief Executive Officer of the Company. Mr. Milchovich’s current base salary is $873,600. Pursuant to terms of the agreement, his salary is reviewed on each anniversary date with increases on such date or other agreed date to be not less than the average increase for the Company’s salaried workforce.

Mr. Milchovich’s agreement establishes an annual target bonus equal to 80% of base salary which will be payable should the Company achieve 100% of target objectives which are approved by the Compensation Committee of the board of directors. Based on reaching objectives relating to the maintenance of adequate domestic liquidity, restructuring the operating companies to provide performance that is acceptable and predictable, and restructuring the balance sheet to improve liquidity, reduce leverage and reduce cash interest expense, as agreed to by the Compensation Committee, he may receive an award of up to three times the aforementioned target.

Under the terms of his employment agreement, Mr. Milchovich received an option to purchase 1,300,000 common shares of the Company. These were granted at an exercise price of $4.985 and vest 20% each year over the term of the agreement. Pursuant to an amendment to the agreement dated September 13, 2002, additional options

Back to Contents

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

Mr. Milchovich received a signing bonus in the amount of $500,000 on October 22, 2001. In the event he voluntarily terminated employment without “good” reason or was terminated by the Company for “cause” (both as defined in the agreement) prior to his first anniversary date, he would have been required to repay to the Company the after-tax amount of this payment.

Mr. Milchovich’s agreement provides that the Company will pay to Mr. Milchovich a retirement benefit equal to the projected retirement benefit he would have received at the end of the five-year term had he remained with his previous employer less any benefit he actually receives from his previous employer at termination therefrom. Under the agreement, the total obligation of the Company was limited to $4.333 million, which was supported by a Letter of Credit funded 50% upon the effective date of the agreement and in quarterly increments thereafter. Pursuant to an amendment to the agreement dated January 23, 2003, the Company terminated the Letter of Credit effective February 6, 2003. Prior to the termination of the Letter of Credit on February 6, 2003, Mr. Milchovich drew under such Letter of Credit a single lump sum payment of $756,385.89, which represented the retirement benefit earned to date, less all applicable withholding taxes by the Company. Beginning on April 21, 2003, and on the twenty-first day of each calendar quarter, Mr. Milchovich is entitled to receive a lump sum payment of $216,500 less applicable withholding taxes. Under the amended agreement, the total obligation of the Company is limited to $3,247,500. The benefit is vested and payable to Mr. Milchovich upon termination of employment by the Company without cause, or upon termination of employment by Mr. Milchovich for good reason or because of death or disability. The Company’s obligation will be supported by an irrevocable direct pay letter of credit made in quarterly increments.

Upon termination of employment by the Company without cause, by Mr. Milchovich for good reason, or because of death or disability, Mr. Milchovich is entitled to receive a single lump sum payment of the unpaid balance of the Company’s obligation under the amended agreement and may immediately draw upon the letter of credit for the quarterly installment payment then due. In the event Mr. Milchovich separates from employment before the fifth anniversary of the date of this agreement, Mr. Milchovich’s employment is terminated with cause or Mr. Milchovich terminates his employment without good reason, Mr. Milchovich would be required to promptly repay the gross amount of the payments made to him in a single lump sum payment.

The agreement provides that in the event of termination during the term by the Company without cause or by the executive for good reason or by virtue of the executive’s death or by virtue of continuing disability, the Company will continue payments on a monthly basis for 24 months in an amount equal to the base salary plus the target bonus opportunity. In the case of disability such payments would be offset by any insurance payments that may be due. Further, any granted but unexercised stock options shall become vested and exercisable for the period commencing the date of termination through the second anniversary thereof.

In the event of Change of Control as defined in the agreement, Mr. Milchovich shall be entitled to a lump sum payment equal to three years’ salary plus target bonus, continuation of health and welfare benefits plus perquisites for a three-year period, vesting of any granted but unexercised stock options with such options remaining exercisable through the second anniversary of termination, the payment for executive outplacement services, and a “gross up” payment to reimburse the executive for any excise tax which may be imposed as a result of such payment.

Finally, the agreement provided for Mr. Milchovich to receive relocation assistance to the New Jersey area including an equity buyout related to his home so as to expedite the relocation process.

Employment Agreement for Bernard H. Cherry

Mr. Cherry entered into an employment agreement with the Company effective September 23, 2002, which expires upon the occurrence of his death, physical or mental disability or notice of termination for cause. Mr. Cherry will serve as President and Chief Executive Officer of Foster Wheeler Power Group, Inc. Pursuant to the terms of the agreement, Mr. Cherry is entitled to a base salary of $450,000 to be reviewed by the Company on each

Back to Contents

anniversary date or other appropriate date when the salaries of executives at the executive’s level are normally reviewed.

Under the terms of the agreement, Mr. Cherry received an option to purchase 255,000 common shares of the Company on November 4, 2002. One-fifth of these options become exercisable after one year, two-fifths become exercisable after two years, three-fifths after three years, four-fifths after four years and all of the options are exercisable after five years from the date of grant. The exercise price is equal to the mean of the high and low price of the stock on the New York Stock Exchange on the date of grant. In addition, Mr. Cherry received an option to purchase 100,000 shares on December 23, 2003, priced at the fair market value on the first anniversary of the effective date pursuant to his employment agreement. Mr. Cherry’s option vests in quarterly increments with one-fourth of the option exercisable after one year, one-half exercisable after two years, three-fourths exercisable after three years, and all of the options exercisable after four years from the date of grant. Both of the above options expire ten years from the date of the grant.

Mr. Cherry received a signing bonus in the amount of $500,000 on October 10, 2002. In the event he were to voluntarily terminate employment without “good” reason or be terminated by the Company for “cause” (both as defined in the agreement) prior to his first anniversary date, he would repay to the Company the after-tax amount of this payment.

Mr. Cherry is entitled to receive certain perquisites, including a Company automobile, annual financial planning services, reimbursement on a one-term basis for legal expenses associated with estate planning, a facsimile machine at his home and an annual physical examination.

The agreement provides that in the event of any termination of Mr. Cherry’s employment, Mr. Cherry will be entitled to receive the following amounts: (a) Mr. Cherry’s annual base salary through the date of termination, (b) a balance of any earned but as yet unpaid annual bonus, (c) accrued but unpaid vacation pay, (d) any vested but not forfeited benefits to the date of termination under the employee benefit plans, (e) vested stock options, and (f) continuation of certain employee benefits.

In addition, the agreement provides that in the event of termination of employment during the term by the Company without cause or by Mr. Cherry for good reason, the Company will continue payments on a monthly basis for twenty-four months in an amount equal to the base salary at the rate in effect on the date of termination plus the target bonus opportunity under the Company’s annual incentive program and payable at the time the Company pays bonuses to other participants in such program. Further, in the event of termination of employment by the Company without cause or by Mr. Cherry for good reason within one year of the termination or retirement of the chairman of the Board of Directors who is chairman on the effective date, any granted but unexercised stock options shall become vested and exercisable for the period of two years commencing the date of termination.

The agreement provided for Mr. Cherry to receive relocation assistance to the New Jersey area.

Employment Agreements for Steven I. Weinstein and Thomas R. O’Brien

Mr. Weinstein entered into an employment agreement with the Company effective September 10, 2002, which expires upon the occurrence of death, physical or mental disability or notice of termination for cause. Mr. Weinstein serves as Deputy General Counsel and Vice President of the Company. Pursuant to the terms of the agreement, Mr. Weinstein is entitled to a base salary of $275,000 to be reviewed on each anniversary date or other appropriate date when the salaries of executives at the executive’s level are normally reviewed. Mr. Weinstein is eligible to participate in the Company’s annual incentive program and is eligible for annual stock option grants.

Mr. O’Brien entered into an employment agreement with the Company effective September 10, 2002, which expires upon the occurrence of death, physical or mental disability or notice of termination for cause. Mr. O’Brien served as General Counsel and Senior Vice President of the Company until his retirement, effective January 1, 2004. Pursuant to the terms of the agreement, Mr. O’Brien was entitled to a base salary of $338,000 to be reviewed on each anniversary date or other appropriate date when the salaries of executives at the executive’s level are normally reviewed. Mr. O’Brien was eligible to participate in the Company’s annual incentive program and was eligible for annual stock option grants.

Mr. Weinstein’s and Mr. O’Brien’s agreements each provide that in the event of any termination of employment, the executive will be entitled to receive the following amounts: (a) annual base salary through the date of termination, (b) a balance of any awarded but as yet unpaid annual bonus, (c) accrued but unused vacation pay, (d) any vested but not forfeited benefits to the date of termination under the employee benefit plans, and (e) benefit continuation provided for in the Company’s employee benefit plans.

Back to Contents

In addition, each agreement provides that in the event of termination during the term by the Company without cause or by the executive for good reason (both as defined in the employment agreement), the Company will also provide to the executive (a) the base salary at the rate in effect on the date of termination payable on a monthly basis for twenty-four months, (b) the target bonus opportunity under the Company’s annual incentive program and payable at the time the Company pays bonuses to other participants in such program, (c) two additional years of age and service to be credited under the Company’s pension plan and supplemental pension plan, (d) continued employee health and welfare benefit plan coverage for two years, (e) removal of all restrictions from restricted stock, (f) vesting of stock options and (g) outplacement services.

As indicated above, Mr. O’Brien retired from the Company effective January 1, 2004.

Change-in-Control Arrangements

There are change of control employment agreements (the “Agreements”) currently in effect with the following officers who are named in the Summary Compensation Table: Messrs. Steven I. Weinstein and Bernard Cherry. The Agreement with Mr. Weinstein was entered into on September 10, 2002. The Agreement with Mr. Cherry was entered into on November 4, 2002. The Agreements provide that if, within three years of a “change of control”, as defined in the Agreements, Foster Wheeler Inc. terminates an Executive’s employment other than for “cause” (defined as failure to perform the Executive’s duties or engaging in illegal or gross misconduct) or disability or if the Executive terminates employment for “good reason,” (defined as diminution of duties or responsibilities, Foster Wheeler Inc.’s failure to compensate the Executive, a change in workplace, Foster Wheeler Inc.’s purported termination of the Agreements or failure to comply with the Agreements), the Executive will be entitled to receive a lump sum cash payment of the following amounts: (a) the Executive’s base salary through the date of termination, plus (b) a proportionate annual bonus, plus (c) unpaid deferred compensation and vacation pay. Messrs. Weinstein and Cherry will also be entitled to receive a lump sum cash payment of three times the sum of the Executive’s base salary and the highest annual bonus.

The Agreements also provide for a five-year continuation of certain employee welfare benefits and a lump sum payment equal to the actuarial value of the service credit under Foster Wheeler Inc.’s qualified and supplemental retirement plans the Executive would have received if the Executive had remained employed for three years after the date of the Executive’s termination. Foster Wheeler Inc. will also provide the Executive with outplacement services. Finally, the Executive may tender restricted stock (whether vested or not) in exchange for cash. However, if any payments to the Executive, whether under the Agreements or otherwise, would be subject to the “golden parachute” excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, Foster Wheeler Inc. will make an additional payment to put the Executive in the same after-tax position as if no excise tax had been imposed. Any legal fees and expenses arising in connection with any dispute under the Agreements will be paid by Foster Wheeler Inc. In addition, these Agreements also provide that after termination of employment with the Company, the Executives will not, without the prior written consent of the Company, disclose any secret or confidential information, knowledge or data relating to the Company to anyone other than the Company and persons designated by the Company.

Under the 1995 Stock Option Plan of Foster Wheeler Inc., the Executive has the right to surrender his or her option to Foster Wheeler Inc. and receive, in cash, the difference between the fair market value of the shares covered by the option and the exercise price of the option.

Separation Agreements for Robert D. Iseman and Joseph T. Doyle

Mr. Iseman entered into an employment agreement with the Company effective September 10, 2002, which expires upon the occurrence of death, physical or mental disability or notice of termination for cause. Mr. Iseman served as Vice President of the Company until November 14, 2003, at which time he was terminated without cause under the terms of his employment agreement. Pursuant to the terms of the agreement, Mr. Iseman was entitled to a base salary of $300,000, commencing on September 10, 2002, to be reviewed on each anniversary date or other appropriate date when the salaries of executives at the executive’s level are normally reviewed. Mr. Iseman was eligible to participate in the Company’s annual incentive program and was eligible for annual stock option grants.

Mr. Iseman’s separation agreement dated November 14, 2003, provides that he is entitled to receive the following amounts: (a) annual base salary through November 14, 2003, (b) a balance of any awarded but as yet unpaid annual bonus, (c) accrued but unused vacation pay, (d) any vested but not forfeited benefits to the date of termination under the employee benefit plans, and (e) benefit continuation provided for in the Company’s employee benefit plans. In addition, the agreement provides that, the Company will also provide to Mr. Iseman (a) the base salary at the rate in effect on the date of termination payable on a monthly basis for twenty-four months, (b) the

Back to Contents

target bonus opportunity under the Company’s annual incentive program and payable at the time the Company pays bonuses to other participants in such program, (c) two additional years of age and service to be credited under the Company’s pension plan and supplemental pension plan, (d) continued employee health and welfare benefit plan coverage for two years, (e) removal of all restrictions from restricted stock, (f) vesting of stock options and (g) outplacement services.

Mr. Doyle entered into an employment agreement as the Company’s Chief Financial Officer effective July 15, 2002. Pursuant to the terms of the agreement, Mr. Doyle was entitled to a base salary of $425,000 to be reviewed by the CEO on each anniversary date or other appropriate date when the salaries of executives at the executive’s level are normally reviewed.

Mr. Doyle’s employment was terminated from the Company on May 4, 2003 without cause. Pursuant to a separation agreement dated April 4, 2003, Mr. Doyle is entitled to receive the following amounts: (a) annual base salary through May 4, 2003, (b) a balance of any earned but as yet unpaid annual bonus, (c) accrued but unpaid vacation pay, (d) any vested but not forfeited benefits to the date of termination under the employee benefit plans, and (e) continuation of certain employee benefits. In addition, the agreement provides that the Company will continue payments on a monthly basis for two years in an amount equal to the base salary, plus the target bonus opportunity under the Company’s annual incentive program, plus continued employee benefits and perquisites.

Compensation Committee Interlocks and Insider Participation

The following directors served on the Compensation Committee during the last fiscal year: Messrs. Joseph J. Melone, Chairman, Eugene D. Atkinson, David J. Farris (until his retirement on April 29, 2003), Ms. Martha Clark Goss and Mr. John E. Stuart. None of the members of the Compensation Committee are former or current officers or employees of Foster Wheeler or any of its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 1, 2004, beneficial ownership of Foster Wheeler common shares by each director and by each executive officer and former officer named in the Summary Compensation Table in this Form 10-K and by all directors and executive officers as a group. The beneficial ownership of all directors and executive officers as a group is 4.7 percent of the outstanding shares.

Amount and Nature of Beneficial Ownership

Name of Beneficial Owner	Current Beneficial Holdings (1)	Shares Subject to Options (2)	Stock Units (3)	Total	Percentage of Class

Eugene D. Atkinson	10,000	25,000	2,593	37,593	*
Bernard H. Cherry	—	51,000	—	51,000	*
John P. Clancey	3,500	15,000	51,952	70,452	*
Martha Clark Goss	5,042	27,000	2,593	34,635	*
Joseph T. Doyle (4)	—	—	—	—	*
Brian K. Ferraioli	154	10,614	—	10,768	*
Robert D. Iseman (4)	10,347	202,180	—	212,527	*
Joseph J. Melone	26,500	27,000	124,577	178,077	*
Raymond J. Milchovich	1,000	957,509	—	958,509	2.3%
Thomas R. O’Brien	6,573	156,959	—	163,532	*
John E. Stuart	3,000	21,000	24,492	48,492	*
Steven I. Weinstein	200	66,393	—	66,593	*
James D. Woods	15,000	3,000	1,600	19,600	*
All directors and
executive officers as
a group (18 persons)	91,904	1,625,984	207,807	1,925,695	4.7%

(1)	The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority.

Back to Contents

(2)	Represents shares that may be acquired currently or within 60 days after March 1, 2004 through the exercise of stock options pursuant to the 1984 Stock Option Plan of Foster Wheeler Inc., the 1995 Stock Option Plan of Foster Wheeler Inc., the Foster Wheeler Inc. Directors’ Stock Option Plan, or inducement option grants.

(3)	Represents share units held under the Foster Wheeler Inc. Directors Deferred Compensation and Stock Award Plan for non-employee directors (referred to below under the caption "Compensation of Directors"). Only non-employee directors are eligible to participate in this Plan.

(4)	Represents the number of shares beneficially owned at the time he left the Company.

* Owns less than 1%.

We have been advised based upon filings of Schedule 13-G’s with the Securities and Exchange Commission and other publicly available information that the following are beneficial owners of more than five percent of the outstanding common shares:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common	Merrill Lynch & Co. Inc. (on behalf of Merrill Lynch Investment Managers) World Financial Center, North Tower 250 Vesey Street New York, NY 10381	8,513,268	(1)	19.16%

Common	Abdullah R. Al-Rushaid P. O. Box 31685 Al Khobar 31952 Saudi Arabia	4,077,156	(2)	10.00%

Common	Dimensional Fund Advisors Inc. (“Dimensional”) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	2,546,900	(3)	6.25%

Common	Wells Fargo & Company 420 Montgomery Street San Francisco, CA 94104	2,552,117	(4)	6.3%

(1)  As reported on a Schedule 13G/A filed with the SEC on February 13, 2004, Merrill Lynch & Co., Inc. (on behalf of Merrill Lynch Investment Managers), is a parent holding company and an investment advisor, and is deemed to be the beneficial owner with shared voting power and shared dispositive power of the reported shares as a result of acting as an investment advisor to various clients including ML Global Allocation Fund, Inc., which has reported 6,754,239 shares, representing 5% or more of the reported shares. Merrill Lynch disclaims beneficial ownership of all of the reported shares. The shares reported include certain shares which are indirectly held through a Convertible Bond (Cusip 35024PAB8).

(2)  As reported on a Schedule 13G filed with the SEC on September 13, 2002. Mr. Al-Rushaid is deemed to be the beneficial owner with sole voting power and sole dispositive power of the reported shares.

(3)  As reported on a Schedule 13G/A filed with the SEC on February 6, 2004. Such filing indicates that Dimensional, a registered investment advisor, has sole voting and dispositive power as to 2,546,900 shares but disclaims beneficial ownership of all of the reported shares.

(4)  As reported on a Schedule 13G/A filed with the SEC on February 13, 2004, Wells Fargo & Company, a parent holding company, is deemed to be the beneficial owner with sole voting power for 2,543,600 of the reported shares and sole dispositive power of 2,551,850 of the reported shares and shared voting and dispositive

Back to Contents

power for 267 of the reported shares. Wells Capital Management Incorporated, a registered investment advisor, has sole voting power for 2,543,600 of the reported shares and sole dispositive power for 2,551,850 shares representing 5% or more of the reported shares. Wells Fargo disclaims beneficial ownership of all of the reported shares.

Equity Compensation Plan Information

The following table sets forth, as of December 26, 2003, the number of securities outstanding under each of the Company’s stock option plans, the weighted-average exercise price of such options, and the number of options available for grant under such plans.

Back to Contents

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders
1995 Stock Option Plan	4,724,654	$11.24	506,846
1984 Stock Option Plan	488,001	31.49	0
Directors Stock Option Plan	247,000	21.92	88,000
Equity Compensation Plans Not Approved by Security Holders
Raymond J. Milchovich (1)	2,300,000	3.53	0
Bernard H. Cherry(2)	355,000	1.41	0
M.J. Rosenthal & Associates, Inc.(3)	250,000	1.88	0

Total	8,364,655	$9.92	594,846

(1)	Under the terms of his employment agreement, Mr. Milchovich received an option to purchase 1,300,000 common shares of the Company. These were granted at an exercise price of $4.985 and vest 20% each year over the term of the agreement. Pursuant to an amendment to the agreement dated September 13, 2002, additional options that would have been granted to Mr. Milchovich on the first and second anniversaries of his employment were accelerated and granted September 24, 2002. The amended grant was for an option to purchase a number of shares such that the Black Scholes value of the option on the grant date equaled $5 million; provided that the number of shares was not less than 700,000 or more than 1,000,000. Based on the calculation, Mr. Milchovich received an option to purchase 1,000,000 common shares of the Company at an exercise price of $1.64. A portion of the option representing one-forty-eighth (1/48) of the number of shares represented by such option vested on the date of grant and on the first day of each successive month thereafter. The option exercise price is equal to the median of the high and low price of the Company’s common stock on the grant date. Each option has a term of 10 years from the date of grant.

(2)	Under the terms of his employment agreement, Mr. Cherry received an option to purchase 255,000 common shares of the Company on November 4, 2002 at an exercise price of $1.49. These options will vest one-fifth on each anniversary date of grant. One-fifth of these options become exercisable after one year, two-fifths become exercisable after two years, three-fifths after three years, four-fifths after four years and all of the options are exercisable after five years. Mr. Cherry also received an option to purchase 100,000 common shares of the Company on December 23, 2003 under the terms of his employment agreement. This option will vest one-fourth on each anniversary date of grant and be fully exercisable after four years from the date of grant. The exercise price is equal to the mean of the high and low price of the Company’s common stock on the first anniversary of his employment agreement effective date at a price of $1.205. Each option has a term of 10 years from the date of grant.

(3)	Under the terms of the consulting agreement with M.J. Rosenthal & Associates, Inc. on May 7, 2002, the Company granted a nonqualified stock option to purchase 250,000 shares of the Company’s common shares at a price of $1.88 with a term of ten years from the date of grant. The exercise price is equal to the mean of the high and low price of the stock on the date of grant. The option is exercisable on March 31, 2003. The option, to the extent not then exercised, shall terminate upon any breach of certain covenants contained in the consulting agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Kenneth A. Hiltz served as Chief Financial Officer of Foster Wheeler Ltd. from April 7, 2003 until January 30, 2004 pursuant to an agreement between Foster Wheeler and AP Services, LLC, a subsidiary of AlixPartners to provide financial management and consulting services. Mr. Hiltz is also a principal with AlixPartners, LLC. Mr. Ryan J. Esko, an employee of AlixPartners, served as Treasurer of the Company from

Back to Contents

November 26, 2002 to January 30, 2004 pursuant to an agreement between Foster Wheeler and AP Services, LLC, a subsidiary of AlixPartners to also provide financial management services to the Company. The Company paid AlixPartners, LLC approximately $743,000 for Mr. Hiltz’s services and $1,017,000 for Mr. Esko’s services during 2003 based upon the agreement terms. An additional $8,613,205 was paid to AlixPartners for financial management and consulting services.

Mr. Victor A. Hebert is an attorney with the law firm of Heller Ehrman White & McAuliffe LLP and served as a director of Foster Wheeler Ltd. during 2003 until his resignation in November 2003. The law firm of Heller Ehrman White & McAuliffe was appointed to serve as the Company’s General Counsel effective January 1, 2004. Mr. Hebert on behalf of Heller Ehrman was selected to lead the Company’s legal team effective January 1, 2004 and became an Assistant Secretary. The Company made payments to Heller Ehrman in the amount of $54,400 during 2003.

Al-Rushaid Investment Company (“Representative”) (owned by a 10% holder of the Company’s common stock) and Foster Wheeler International Corporation (“Company”), a subsidiary of Foster Wheeler Ltd., entered into a Representation Agreement effective March 1, 2004. The Company appointed the Representative as its exclusive representative within the Kingdom of Saudi Arabia for work related to the Company’s engineering and construction group. The agreement and the compensation to be paid was based on an arms-length negotiation. The amount paid to the Representative will be dependent on monies received for contracts performed in the Kingdom of Saudi Arabia over the term of the agreement. Abdullah R. Al-Rushaid filed a Form 13G with the Securities and Exchange Commission on September 13, 2002 indicating beneficial ownership of 10% of the common stock of Foster Wheeler Ltd.

In connection with Mr. Milchovich’s Employment Agreement, the Company agreed to reimburse Mr. Milchovich for relocation expenses so as to preclude any out-of-pocket expenses in connection with his move from Texas to New Jersey. This included a third-party buyout of his home in Texas, including equity based on the average of three independent appraisals. In accordance with that provision, the Company paid Mr. Milchovich $1,650,000 for the home on February 4, 2002 and sold the home to an independent third party on March 20, 2003 for $1,025,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for the years ended December 26, 2003, and December 27, 2002, and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

	2002	2003

Audit fees(1)	$3,700,000	$6,100,000

Audit-related fees(2)	175,000	300,000

Tax fees(3)	1,300,000	1,600,000

All other fees	—	—

Total	$5,175,000	$8,000,000

(1) Audit fees consisted of the audit of the Company’s consolidated financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits and regulatory filings.

(2) Audit related fees consisted principally of audits of employee benefit plans.

(3) Tax fees consisted principally of assistance with tax compliance and reporting.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Performed by the Independent Auditors

Back to Contents

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. This policy provides for an annual budget for both audit and non-audit services to be approved by the Audit Committee in advance, and the Audit Committee is provided with quarterly reporting on actual spending. This policy also provides that no auditor engagements for non-audit services may be entered into without the express approval of the Company’s Chief Financial Officer and the Audit Committee (or Committee Chairman),with subsequent ratification by the Audit Committee at its next scheduled meeting.

Back to Contents

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

(1)	Financial Statements Financial Statements – See Item 8 of this Report.

(2)	Financial Statement Schedules Schedule II: Valuation and Qualifying Accounts

All schedules and financial statements other than those indicated above have been omitted because of the absence of conditions requiring them or because the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Exhibits

2.0	Agreement and Plan of Merger, dated as of May 25, 2001, among Foster Wheeler Corporation, Foster Wheeler LLC and Foster Wheeler Ltd. (Filed as Exhibit 2.0 to Foster Wheeler Ltd.’s on Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference).
3.1	Memorandum of Association of Foster Wheeler Ltd. (Filed as Annex II to Foster Wheeler Ltd.’s Form S-4/A (File No. 333-52468) filed on March 9, 2001, and incorporated herein by reference).
3.2	Bye-Laws of Foster Wheeler Ltd. amended May 22, 2002. (Filed as Exhibit 3.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
4.0	Foster Wheeler Ltd. hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler Ltd. and its consolidated subsidiaries to the Commission upon request.
4.1	Rights Agreement, dated as of May 21, 2001, between Foster Wheeler Ltd. and Mellon Investor Services LLC. (Filed as Annex I to Foster Wheeler Ltd.’s Form 8-K (File No. 333-52468) dated May 25, 2001, and incorporated herein by reference).
4.2	Amended and Restated First Supplemental Indenture, dated August 10, 2001, to the Indenture, dated as of November 15, 1995, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc. (formerly known as Foster Wheeler Energy International, Inc)., Foster Wheeler Energy Corporation, Foster Wheeler Inc., Foster Wheeler International Holdings, Inc., and BNY Midwest Trust Company. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s on Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference).
4.3	Second Supplemental Indenture (relating to the Indenture dated as of November 15, 1995) dated August 16, 2002, by and between Foster Wheeler LLC, the Guarantors thereto, and BNY Midwest Trust Company. (Filed as Exhibit 4.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
4.4	Registration Rights Agreement, dated as of May 31, 2001, among Foster Wheeler Ltd., Foster Wheeler LLC and Lehman Brothers Inc., Banc of America Securities LLC and First Union Securities, Inc. (Filed as Exhibit 4.6 to Foster Wheeler Ltd.’s Form S-3 (Registration No. 333-64090) filed on June 28, 2001, and incorporated herein by reference).
4.5	Form of specimen share certificate for Foster Wheeler Ltd.’s common shares. (Filed as Annex II to Foster Wheeler Ltd.’s on Form 8-K (File No. 333-52468) filed on May 25, 2001, and incorporated herein by reference).
4.6	First Supplemental Indenture dated February 20, 2002, between Foster Wheeler Ltd. and B.N.Y. Midwest Trust Company regarding the 6.50% Convertible Subordinated Notes due 2007. (Filed as Exhibit 4.6 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference).
4.7	Amendment to Guarantee Agreement, dated as of March 15, 2003, made by Foster Wheeler Ltd. in favor of FW Preferred Trust I. (Filed as Exhibit 4.1 to Foster Wheeler Ltd’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference).
4.8	Guaranty dated August 16, 2002 by the Guarantors party thereto in favor of the holders of Foster Wheeler LLC’s 6.75% Notes due November 15, 2005 and BNY Midwest Trust Company. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
4.9	Second Supplemental Indenture, dated as of March 15, 2003, among Foster Wheeler Ltd., FW Preferred Capital Trust I and BYN Midwest Trust Company. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003, and incorporated herein by reference).

Back to Contents

Exhibit No.	Exhibits

4.10	Indenture, dated as of May 31, 2001, among Foster Wheeler Ltd., Foster Wheeler LLC and BNY Midwest Trust Company (Filed as Exhibit 4.4 to Foster Wheeler Ltd.’s Form S-3 (Registration No. 333-64090) filed on June 28, 2001, and incorporated herein by reference).
10.1	Retirement and Consulting Agreement of Richard J. Swift dated as of April 2, 2001. (Filed as Exhibit 10.1 to Foster Wheeler Corporation’s current report on Form 8-K (File No. 001-00286) dated April 5, 2001, and incorporated herein by reference).
10.2	Form of Change of Control Agreement dated May 25, 2001, and entered into by the Company with executive officers. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s on Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference).
10.3	Foster Wheeler Inc. Directors’ Stock Option Plan. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s post effective amendment to Form S-8 (Registration No. 333-25945) dated June 27, 2001, and incorporated herein by reference).
10.4	1995 Stock Option Plan of Foster Wheeler Inc. (as Amended and Restated as of September 24, 2002). (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference).
10.5	1984 Stock Option Plan of Foster Wheeler Inc. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s post effective amendment to Form S-8 (File No. 333-52468) dated June 27, 2001, and incorporated herein by reference).
10.6	Master Guarantee Agreement, dated as of May 25, 2001, by and among Foster Wheeler LLC, Foster Wheeler International Holdings, Inc. and Foster Wheeler Ltd. (Filed as Exhibit 10.9 to Foster Wheeler Ltd.’s on Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference).
10.7	Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich dated as of October 22, 2001. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 28, 2001, and incorporated herein by reference).
10.8	Stock Option Agreement of Raymond J. Milchovich dated as of October 22, 2001. (Filed as Exhibit 10.13 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference).
10.9	First Amendment to the Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich dated September 13, 2002. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K filed on September 25, 2002, and incorporated herein by reference).
10.10	Stock Option Agreement of Raymond J. Milchovich dated September 24, 2002. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K filed on September 25, 2002, and incorporated herein by reference).
10.11	Amendment to the Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich dated January 23, 2003. (Filed as Exhibit 10.11 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002 filed on March 25, 2003, and incorporated herein by reference).
10.12	Employment Agreement between Foster Wheeler Ltd. and Joseph T. Doyle as of July 15, 2002 (Filed as Exhibit 10.3 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.13	Separation letter between Joseph T. Doyle and Foster Wheeler Ltd. dated April 4, 2003. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference).
10.14	Employment Agreement between Foster Wheeler Ltd. and Bernard H. Cherry dated as of September 23, 2002. (Filed as Exhibit 10.4 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference).
10.15	Change of Control Employment Agreement between Foster Wheeler Inc. and Bernard H. Cherry dated as of November 4, 2002. (Filed as Exhibit 10.5 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference).
10.16	Stock Option Agreement of Bernard H. Cherry dated as of November 4, 2002 (Filed as Exhibit 10.16 to Foster Wheeler Ltd’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference).
10.17	Stock Option Agreement of Bernard H. Cherry dated December 23, 2003 (Filed as Exhibit 10.17 to Foster Wheeler Ltd’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference).
10.18	Employment Agreement between Foster Wheeler Ltd. and Thomas R. O’Brien dated as of September 10, 2002. (Filed as Exhibit 10.6 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference).

Back to Contents

Exhibit No.	Exhibits

10.19	Employment Agreement between Foster Wheeler Ltd. and Robert D. Iseman dated as of September 10, 2002 (Filed as Exhibit 10.19 to Foster Wheeler Ltd’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference).
10.20	Separation letter between Robert D. Iseman and Foster Wheeler Ltd. dated November 14, 2003 (Filed as Exhibit 10.20 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference).
10.21	Employment Agreement between Foster Wheeler Ltd. and Steven I. Weinstein dated as of September 10, 2002. (Filed as Exhibit 10.21 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference).
10.22	Change of Control Employment Agreement between Foster Wheeler Inc. and Steven I. Weinstein dated as of September 10, 2002. (Filed as Exhibit 10.22 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference).
10.23	Separation Agreement of Henry E. Bartoli dated April 17, 2002. (Filed as Exhibit 10.1 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.24	Separation Agreement of Gilles A. Renaud dated May 23, 2002. (Filed as Exhibit 10.2 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.25	Separation Agreement for James E. Schessler dated August 23, 2002. (Filed as Exhibit 10.2 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference).
10.26	Settlement Agreement dated as of January 31, 2002, by and among Robbins Resource Recovery Partners, L.P., RRRP Robbins, Inc., RRRP Illinois, LLC and the parties identified on the signature page as holders of 1999 Bonds issued pursuant to the Indenture representing the number of holders of 1999 Bonds as reflected in the signature lines below, Foster Wheeler LLC, its Affiliates, and their Related Persons and Sun Trust Bank (formerly known as, and as successor to Sun Trust Bank, Central Florida, National Association) in its capacity as trustee under the Indenture and as Litigation Proceeds Trustee. (Filed as Exhibit 10.6 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference).
10.27	Supplement to the Settlement Agreement dated January 31, 2002, by and among Robbins Resource Recovery Partners, L.P., RRRP Robbins, Inc., RRRP Illinois, LLC and the parties identified on the signature page as holders of 1999 Bonds issued pursuant to the Indenture representing the number of holders of 1999 Bonds as reflected in the signature lines below, Foster Wheeler LLC, and its Affiliates, and their Related Persons Sun Trust Bank (formerly known as, and as successor to Sun Trust Bank, Central Florida, National Association) in its capacity as trustee under the Indenture and as Litigation Proceeds Trustee is made this 31st day of January, 2002. (Filed as Exhibit 10.7 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.28	Settlement Agreement dated as of May 8, 2002, by and among Foster Wheeler LLC, the Village of Robbins, and Sun Trust Bank (formerly known as, and as successor to Sun Trust Bank, Central Florida, National Association) in its capacity as trustee under the Second Amended and Restated Mortgage, Security Agreement and Indenture of Trust dated as of October 15, 1999 and as “Litigation Proceeds Trustee” under that certain Litigation Proceeds Trust Agreement dated as of October 15, 1999 and Robbins Resource Recovery Partners L.P., RRRP Robbins, Inc. and RRRP Illinois, LLC. (Filed as Exhibit 10.8 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference).
10.29	The Foster Wheeler Annual Incentive Plan for 2002 and Subsequent Years. (Filed as Exhibit 10.11 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.30	Third Amended and Restated Term Loan and Revolving Credit agreement dated August 2, 2002, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc., Foster Wheeler Energy Corporation, the Guarantors thereto and Bank of America, N.A. (Filed as Exhibit 10.12 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.31	Amendment No. 1 dated as of November 8, 2002 to the Third Amended and Restated Term Loan and Revolving Credit Agreement dated as of August 2, 2002 among Foster Wheeler LLC, the Borrowing Subsidiaries, the Guarantors, the Lenders and the Bank of America, N.A. as Administrative Agent and Collateral Agent and Banc of America Securities LLC, as Lead Arranger and Book Manager. (Filed as Exhibit 10.8 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference).

Back to Contents

Exhibit No.	Exhibits

10.32	Amendment No. 2 dated March 24, 2003 to the Third Amended and Restated Term Loan and Revolving Credit Agreement dated as of August 2, 2002, as amended by Amendment No. 1 dated as of November 8, 2002, among Foster Wheeler LLC, the Borrowing Subsidiaries, the Guarantors, the Lenders and the Bank of America, N.A. as Administrative Agent and Collateral Agent and Banc of America Securities LLC, as Lead Arranger and Book Manager. (Filed as Exhibit 10.35 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002 filed on March 25, 2003, and incorporated herein by reference).
10.33	Amendment No. 3 dated as of July 14, 2003 to the Third Amended and Restated Term Loan and Revolving Credit Agreement dated as of August 2, 2002 among Foster Wheeler LLC, the Borrowings Subsidiaries (as defined therein), the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Lead Arranger and Book Manager. (Filed as Exhibit 10.5 to Foster Wheeler Ltd’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference).
10.34	Amendment No. 4 dated as of October 30, 2003 to the Third Amended and Restated Term Loan and Revolving Credit Agreement dated as of August 2, 2002 among Foster Wheeler LLC, the Borrowing Subsidiaries (as defined therein), the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Lead Arranger and Book Manager. (Filed as Exhibit 10.6 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2003, filed on November 10, 2003, and incorporated herein by reference).
10.35	Security Agreement dated August 16, 2002, made by Foster Wheeler LLC and the Grantors thereto and the Bank of America, N.A. (Filed as Exhibit 10.13 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.36	Amendment No. 1 dated as of August 26, 2003 to the Security Agreement dated as of August 16, 2002 (as amended, amended and restated, supplemented or otherwise modified from time to time) made by the Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc., Foster Wheeler Energy Corporation, Foster Wheeler Ltd., Foster Wheeler Holdings Ltd., Foster Wheeler Inc., Foster Wheeler International Holdings, Inc., Equipment Consultants, Inc., Foster Wheeler Asia Limited, Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Enviresponse, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Facilities Management, Inc., Foster Wheeler International Corporation, Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corp., Foster Wheeler Realty Services, Inc., Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Mortshal, Inc., FW Technologies Holding, LLC, HFM International, Inc. Process Consultants, Inc., Pyropower Operating Services Company, Inc. “Grantors” from time to time party thereto in favor of the Bank of America, N.A., as Collateral Agent (together with any successor collateral agent appointed pursuant to Article VIII of the Credit Agreement) for the Secured Parties. (Filed as Exhibit 10.4 to Foster Wheeler Ltd’s Form 10-Q for the quarter ended September 26, 2003, filed on November 10, 2003, and incorporated herein by reference).
10.37	Guaranty and Suretyship Agreement dated August 16, 2002 made by Foster Wheeler LLC, Foster Wheeler Ltd., Foster Wheeler Inc., Foster Wheeler International Holdings, Inc. and Energy (NJ) QRS 15-10, Inc. (Filed as Exhibit 10.14 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference).
10.38	Lease Agreement dated August 16, 2002, by and among Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.15 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.39	Amendment to the Lease Agreement dated August 16, 2002 between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.30 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002 filed on March 25, 2003, and incorporated herein by reference).
10.40	Amendment No. 2 dated April 21, 2003 to the Lease Agreement between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.7 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003, and incorporated herein by reference).
10.41	Amendment No. 3 dated as of July 14, 2003 to the Lease Agreement dated August 16, 2002, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.6 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference).

Back to Contents

Exhibit No.	Exhibits

10.42	Loan and Security Agreement dated August 15, 2002 by and among Foster Wheeler Funding LLC, the Lenders that are signatories thereto and Foothill Capital Corporation. (Filed as Exhibit 10.16 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.43	Amendment No. 1, dated as of January 22, 2003 to the Loan and Security Agreement, dated as of August 15, 2002, by and among the lenders party thereto (the “Lenders”), Foothill Capital Corporation, a California corporation, as the arranger and administrative agent for the Lenders, and Foster Wheeler Funding LLC, a Delaware limited liability company (Filed as Exhibit 10.43 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference).
10.44	Amendment No. 2, dated as of February 24, 2003, to the Loan and Security Agreement, dated as of August 15, 2002, as amended by Amendment No. 1 to the Loan and Security Agreement, dated as of January 22, 2003, by and among the lenders party thereto (the “Lenders”), Foothill Capital Corporation, a California corporation, as the arranger and administrative agent for the Lenders, and Foster Wheeler Funding LLC, a Delaware limited liability company (Filed as Exhibit 10.44 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference).
10.45	Amendment No. 3, dated as of July 31, 2003, to the Loan and Security Agreement, dated as of August 15, 2002, as amended by Amendment No. 1 to the Loan and Security Agreement, dated as of January 22, 2003, and Amendment No. 2 to the Loan and Security Agreement, dated as of February 24, 2003, by and among, on the one hand, the lenders party thereto, Wells Fargo Foothill, Inc., as the arranger and administrative agent for the Lenders and, on the other hand, Foster Wheeler Funding II LLC, as successor by assignment to Foster Wheeler Funding LLC. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2003, filed on November 10, 2003, and incorporated herein by reference).
10.46	Amendment No. 4, dated as of December 17, 2003, to the Loan and Security Agreement, dated as of August 15, 2002, as amended by Amendment No. 1 to the Loan and Security Agreement, dated as of January 22, 2003, Amendment No. 2 to Loan and Security Agreement, dated as of February 24, 2003 and Amendment No. 3 to Loan and Security Agreement, dated as of July 31, 2003, by and among the lenders party thereto (the “Lenders”), Wells Fargo Foothill, Inc., a California corporation (f/k/a Foothill Capital Corporation), as the arranger and administrative agent for the Lenders, and Foster Wheeler Funding II LLC, a Delaware limited liability company. (Filed as Exhibit 10.46 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference).
10.47	Performance Guaranty dated August 15, 2002, by Foster Wheeler in favor of Foothill Capital Corporation. (Filed as Exhibit 10.17 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.48	Servicing Agreement dated as of August 15, 2002, among Foster Wheeler Funding LLC, Foothill Capital Corporation, and Foster Wheeler Capital & Finance Corporation. (Filed as Exhibit 10.18 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.49	Purchase, Sale and Contribution Agreement dated August 15, 2002 among Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Energy Corporation, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc., Foster Wheeler Zack, Inc., Foster Wheeler Energy Services, Inc. and Foster Wheeler Funding LLC. (Filed as Exhibit 10.19 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.50	Amendment No. 1, dated as of July 31, to the Purchase, Sale and Contribution Agreement, dated as of August 15, 2002 (as amended, restated, supplemented or otherwise modified from time to time), by and among the parties identified on the signature pages as the Originators, Foster Wheeler Funding II LLC., as successor by assignment to Foster Wheeler Funding LLC, and Foster Wheeler Inc., as successor to the Original Servicer. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2003, filed on November 10, 2003, and incorporated herein by reference).
10.51	Asset Purchase Agreement dated as of February 17, 2003, by and among Tetra Tech, Inc., Tetra Tech FW, Inc., and Foster Wheeler Ltd., Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Environmental Corporation and Hartman Consulting Corporation. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003, and incorporated herein by reference).

Back to Contents

Exhibit No.	Exhibits

10.52	Amendment to the Asset Purchase Agreement dated as of March 7, 2003, by and among Tetra Tech, Inc., Tetra Tech FW, Inc., and Foster Wheeler Ltd., Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Environmental Corporation and Hartman Consulting Corporation. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003, and incorporated herein by reference).
10.53	Second Amendment to Asset Purchase Agreement, dated as of April 28, 2003, by and among Tetra Tech, Inc., Tetra Tech FW, Inc., Foster Wheeler Ltd., Foster Wheeler, LLC., Foster Wheeler USA Corporation, Foster Wheeler Environmental Corporation and Hartman Consulting Corporation. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2003, filed on November 10, 2003 and incorporated herein by reference).
10.54	Asset Purchase Agreement between Wheelabrator Hudson Falls L.L.C. and Adirondack Resource Recovery Associates, L.P. dated as of August 25, 2003 (Filed as Exhibit 10.3 to Foster Wheeler Ltd’s Form 10-Q for the quarter ended September 26, 2003, filed on November 10, 2003, and incorporated herein by reference).
10.55	Deed between Foster Wheeler LLC and Foster Wheeler Realty Services, Inc. and CIT Group Inc. (NJ) dated March 31, 2003. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference).
10.56	Interim Management and Restructuring Services letter agreement between AP Services and Foster Wheeler Ltd. dated November 22, 2002. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference).
10.57	First Amendment to the Interim Management Restructuring Services letter agreement between AP Services and Foster Wheeler Ltd. dated April 7, 2003. (Filed as Exhibit 10.6 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003, and incorporated herein by reference).
10.58	Second Amendment to the Interim Management Restructuring Services letter agreement between AP Services and Foster Wheeler Ltd. dated August 14, 2003. (Filed as Exhibit 10.58 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003, filed on March 12, 2004 and incorporated herein by reference).
10.59	Third Amendment to the Interim Management Restructuring Services letter agreement between AP Services and Foster Wheeler Ltd. dated January 21, 2004. (Filed as Exhibit 10.59 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003, filed on March 12, 2004 and incorporated herein by reference).
10.60	Irrevocable Letter of Credit Issued to Steven I. Weinstein dated April 18, 2003. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003 and incorporated herein by reference).
10.61	Irrevocable Letter of Credit Issued to Robert D. Iseman dated April 18, 2003. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference).
10.62	Irrevocable Letter of Credit Issued to Lisa Fries Gardner dated April 18, 2003. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference).
10.63	Irrevocable Letter of Credit issued to Thomas R. O’Brien dated April 18, 2003. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference).
10.64	Financing Agreement, dated as of January 26, 2004, between by and among the parties therein referred to as Borrowers, the parties therein referred to as Guarantors, the other parties named therein, the financial institutions from time to time party thereto referred to therein as lenders, Saberasu Japan Investments II B.V., as collateral agent for the Lenders, Saberasu Japan Investments II B.V., as administrative agent for the Lenders. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K filed on January 28, 2004 and incorporated herein by reference).
10.65	Deed of Charge, dated as of January 26, 2004, between Foster Wheeler (QLD) Pty Limited and Saberasu Japan Investments II B.V. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K filed on January 28, 2004 and incorporated herein by reference).
10.66	Deed of Charge, dated as of January 26, 2004, between Foster Wheeler (QLD) Pty Limited and Saberasu Japan Investments II B.V. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K filed on January 28, 2004, and incorporated herein by reference).
10.67	Security Agreement, dated as of January 26, 2004, between the companies identified therein in Schedule 1 and Saberasu Japan Investments II B.V. (Filed as Exhibit 99.4 to Foster Wheeler Ltd.’s Form 8-K filed on January 28, 2004 and incorporated herein by reference).

Back to Contents

Exhibit No.	Exhibits

10.69	Standard Security Agreement, dated as of January 26, 2004, between Foster Wheeler Energy Limited and Saberasu Japan Investments II B.V. (Filed as Exhibit 99.6 to Foster Wheeler Ltd.’s Form 8-K filed on January 28, 2004, and incorporated herein by reference).
12.1	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Preferred Shares Dividend Requirements.
21.0	Subsidiaries of the Registrant. (Filed as Exhibit 21.0 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference).
23.0	Consent of Independent Accountants.
31.1	Section 302 Certification of Raymond J. Milchovich
31.2	Section 302 Certification of Brian K. Ferraioli
32.1	Section 906 Certification of Raymond J. Milchovich
32.2	Section 906 Certification of Brian K. Ferraioli

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

(b) Reports on Form 8-K

Report Date	Description

July 15, 2003	The Company filed a Form 8-K/A which replaced in its entirety the information included and incorporated in the Current Report on Form 8-K filed on July 15, 2003 (Item 5).
November 6, 2003	The Company announced the appointment of the law firm of Heller Ehrman as General Counsel (Items 5 and 7).
November 7, 2003	The Company announced that it received notification from the New York Stock Exchange that trading in the Company’s common stock and 9.00% FW Preferred Capital Trust I securities was suspended effective at market open on November 14, 2003 and that they would be eligible for quotation on the Over-the-Counter Bulletin Board. (Items 5 and 7)
November 10, 2003	The Company announced its third quarter results (Items 7, 9 and 12).
December 19, 2003	The Company filed unaudited interim financial statements in connection with its proposed exchange offer and the related registration on Form S-4 (333-107054) (Item 5).
December 19, 2003	In connection with Amendment No. 2 to the Registration Statement on Form S-4 (No. 333-107054), the Company filed its current risk factors (Item 5).
January 26, 2004	Certain subsidiaries of the Company executed financing and security agreements (Items 5 and 7).

Back to Contents

Report Date	Description

January 28, 2004	The Company announced the appointment of principal financial positions including Acting Chief Financial Officer and Vice President and Treasurer (Items 5 and 7).
February 5, 2004	The Company announced a commitment to provide $120 Million of new financing from institutional investors and the discontinuance of a plan to divest European assets (Items 5 and 7).

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER LTD. (Registrant)

Date: March 12, 2004	BY:	/s/ LISA FRIES GARDNER

Lisa Fries Gardner Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed, as of March 12, 2004, by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title

/s/ RAYMOND J. MILCHOVICH	Director, Chairman of the Board, President, and Chief Executive Officer

Raymond J. Milchovich (Principal Exeuctive Officer)

/s/ BRIAN K. FERRAIOLI	Acting Chief Financial Officer, Vice President and Controller

Brian K. Ferraioli (Principal Financial Officer and Principal Accounting Officer)

/s/ EUGENE D. ATKINSON	Director

Eugene D. Atkinson

/s/ JOHN P. CLANCEY	Director

John P. Clancey

/s/ MARTHA CLARK GOSS	Director

Martha Clark Goss

/s/ JOSEPH J. MELONE	Director

Joseph J. Melone

/s /JOHN E. STUART	Director

John E. Stuart

Director

James D. Woods

Back to Contents

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Foster Wheeler Ltd.:

Our audits of the consolidated financial statements referred to in our report dated March 10, 2004, appearing in this Annual Report on Form 10-K (which report contains an explanatory paragraph regarding the Company’s ability to continue as a going concern) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 10, 2004

Back to Contents

FOSTER WHEELER LTD.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	2003

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balance at the End of the Year

Allowance for Insurance Claims Receivable	$37,877	$68,081	$—		$8,989	$96,969

Allowance for Doubtful Accounts	$73,048	$26,261	$1,457		$63,360	$37,406

	2002

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balance at the End of the Year

Allowance for Insurance Claims Receivable	$18,836	$26,200	$—		$7,159	$37,877

Allowance for Doubtful Accounts(3)	$2,988	$19,608	$56,451		$5,999	$73,048

	2001

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balance at the End of the Year

Allowance for Insurance Claims Receivable	$7,192	$—	$11,300	(2)	$(344)	$18,836

Allowance for Doubtful Accounts(1)	$3,379	$1,190	$—		$1,581	$2,988

(1)	Provisions for non-payments of customer balances are normally addressed within the overall profit calculation of the contracts and are not specifically covered by allowances for doubtful accounts. As a result the amount considered to be in the receivable qualifying account (allowance for doubtful accounts) does not represent the full allowance.

(2)	Primarily due to additional recoveries from insurers.

(3)	For 2002, provisions for non-payments of customer balances have been reclassified to the allowance for doubtful accounts to conform to the current period presentation.

Back to Contents

FOSTER WHEELER LTD.
SHAREHOLDER INFORMATION

Stock Quotation
Over-the-Counter Bulletin Board
Ticker Symbol: FWLRF

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