Form 10-Q
period 2004-03-26
FOSTER WHEELER LTD
filed 2004-05-05
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,771,560 shares of the Company’s common stock ($1.00 par value) were outstanding as of March 26, 2004.

FOSTER WHEELER LTD.

Back to Index

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)
(Unaudited)

	March 26, 2004	December 26, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$375,614	$364,095
Short-term investments	5,128	13,390
Accounts and notes receivable, net	522,442	556,414
Contracts in process and inventories	127,184	173,293
Prepaid, deferred and refundable income taxes	30,663	37,160
Prepaid expenses	31,965	30,024

Total current assets	1,092,996	1,174,376

Land, buildings and equipment	622,172	622,729
Less accumulated depreciation	318,566	313,114

Net book value	303,606	309,615

Restricted cash	73,021	52,685
Notes and accounts receivable — long-term	6,280	6,776
Investments and advances	88,786	98,651
Goodwill, net	50,993	51,121
Other intangible assets, net	70,308	71,568
Prepaid pension cost and related benefit assets	7,131	7,240
Asbestos-related insurance recovery receivable	480,786	495,400
Other assets	184,536	182,151
Deferred income taxes	60,500	56,947

TOTAL ASSETS	$2,418,943	$2,506,530

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current installments on long-term debt	$20,945	$20,979
Bank loans	—	121
Accounts payable	207,395	305,286
Accrued expenses	377,867	381,376
Estimated costs to complete long-term contracts	578,049	552,754
Advance payments by customers	67,865	50,248
Income taxes	60,729	62,996

Total current liabilities	1,312,850	1,373,760

Corporate and other debt less current installment	332,348	333,729
Special-purpose project debt less current installments	115,735	119,281
Capital lease obligations	62,295	62,373
Deferred income taxes	11,164	9,092
Pension, postretirement and other employee benefits	303,961	295,133
Asbestos-related liability	502,287	526,200
Other long-term liabilities and minority interest	119,229	124,792
Subordinated Robbins exit funding obligations less current installment	112,003	111,589
Convertible subordinated notes	210,000	210,000
Mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures	—	175,000
Deferred accrued mandatorily redeemable preferred security distributions of subsidiary trust	—	38,021
Subordinated deferrable interest debentures	175,000	—
Deferred accrued interest on subordinated deferrable interest debentures	42,813	—
Commitments and contingencies	—	—

TOTAL LIABILITIES	3,299,685	3,378,970

Shareholders’ Deficit:
Preferred Stock
No par value; authorized — 1,500,000 shares; issued — none outstanding	—	—
Common stock
$1.00 par value; authorized — 160,000,000 shares; issued — 40,771,560 shares	40,772	40,772
Paid-in capital	201,841	201,841
Accumulated deficit	(815,352)	(811,054)
Accumulated other comprehensive loss	(308,003)	(303,999)

TOTAL SHAREHOLDERS’ DEFICIT	(880,742)	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,418,943	$2,506,530

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands of dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 26, 2004	March 28, 2003

Revenues and other income:
Operating revenues	$666,359	$784,092
Other income	35,949	26,776

Total revenues and other income	702,308	810,868

Costs and expenses:
Cost of operating revenues	591,147	727,129
Selling, general and administrative expenses	57,184	51,740
Other deductions	18,417	21,244
Minority interest	982	1,323
Interest expense	20,640	17,422
Mandatorily redeemable preferred security distributions of subsidiary trust	—	4,372
Interest expense on subordinated deferrable interest debentures	4,792	—

Total costs and expenses	693,162	823,230

Earnings/(loss) before income taxes	9,146	(12,362)
Provision for income taxes	13,444	7,458

Net loss	(4,298)	(19,820)
Other comprehensive loss:
Foreign currency translation adjustments	(4,004)	(815)

Net comprehensive loss	$(8,302)	$(20,635)

Loss per share:
Basic	$(0.10)	$(0.48)

Diluted	$(0.10)	$(0.48)

Shares outstanding (in thousands):
Basic: weighted-average number of shares outstanding	41,055	41,035
Diluted: effect of share options	—	—

Total diluted	41,055	41,035

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(Unaudited)

	Three Months Ended
	March 26, 2004	March 28, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided/(used) by operating activities	$29,568	$(16,970)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(20,700)	(3,697)
Capital expenditures	(1,759)	(3,613)
Proceeds from sale of assets	127	72,918
Decrease in investments and advances	—	3,718
Decrease/(increase) in short-term investments	8,309	(2)

Net cash (used)/provided by investing activities	(14,023)	69,324

CASH FLOWS FROM FINANCING ACTIVITIES
Partnership distributions to minority shareholders	(2,663)	(2,879)
Decrease in short-term debt	(121)	(503)
Proceeds from long-term debt	—	18
Repayment of long-term debt	(4,826)	(13,603)

Net cash used by financing activities	(7,610)	(16,967)

Effect of exchange rate changes on cash and cash equivalents	3,584	4,414

INCREASE IN CASH AND CASH EQUIVALENTS	11,519	39,801
Cash and cash equivalents at beginning of period	364,095	344,305

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$375,614	$384,106

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)
(Unaudited)

1. Going Concern

The accompanying condensed consolidated financial statements of Foster Wheeler Ltd., hereinafter referred to as “Foster Wheeler” or the “Company,” are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as the Company maintaining credit facilities and bonding capacity adequate to conduct its business. The Company has incurred losses for the three months ended March 26, 2004 and in each of the years in the three-year period ended December 26, 2003 and has a shareholders’ deficit of $880,700 as of March 26, 2004. The Company has substantial debt obligations including its Senior Credit Facility and during 2002, it was unable to comply with certain debt covenants under the previous revolving credit agreement. As described in more detail below, the Company received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the new Senior Credit Facility was amended to provide covenant relief of up to $180,000 of gross pretax charges recorded in the third quarter of 2002 and also to provide that up to an additional $63,000 in pretax charges related to specific contingencies could be excluded from the covenant calculation through December 2003, if incurred. In March 2003, the Senior Credit Facility was again amended to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants and the minimum earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) and senior debt ratio. The credit facilities were also amended in July 2003 to provide waivers of the applicable sections of the Senior Credit Facility to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. There is no assurance that the Company will be able to comply with the terms of the Senior Credit Facility, as amended, and other debt agreements during 2004. Management’s current forecast indicates that the Company will be in compliance with financial covenants throughout 2004. However, there can be no assurance that the actual financial results will match the forecasts or that the Company will not violate the covenants.

The Company’s U.S. operations, which include the corporate functions, are cash flow negative and are expected to continue to generate negative cash flow due to a number of factors including costs related to the Company’s indebtedness, obligations to fund U.S. pension plans, and other expenses related to corporate overhead.

Management closely monitors liquidity and updates its U.S. liquidity forecasts weekly. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, and working capital needs and unused credit line availability. The Company’s current cash flow forecasts indicate that sufficient cash will be available to fund the Company’s U.S. and foreign working capital needs throughout 2004. However, there can be no assurance that sufficient cash will be available in 2004.

As of March 26, 2004, the Company had aggregate indebtedness of approximately $1,000,000. The corporate debt must be funded primarily with distributions from the Company’s foreign subsidiaries. As of March 26, 2004, the Company had cash and cash equivalents, short-term investments, and restricted cash totaling $453,800 compared to $430,200 as of December 26, 2003. Of the $453,800 total at March 26, 2004, approximately $355,800 was held by foreign subsidiaries. The Company is sometimes required to cash collateralize bonding or certain bank facilities. The amount of restricted cash at March 26, 2004 was $73,000, of which $61,200 related to the non-U.S. operations.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

1. Going Concern — (Continued)

The Company requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs. The Company’s current 2004 forecast assumes cash repatriation from its non-U.S. subsidiaries from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends of approximately $61,000. In 2003, the Company repatriated approximately $100,000 from its non-U.S. subsidiaries.

There can be no assurance that the forecasted foreign cash repatriation will occur as there are significant legal and contractual restrictions on the Company’s ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of the Company’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory minimum capitalization requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law which could result in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, the Company may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries or future earnings of those subsidiaries in sufficient amounts to fund its U.S. working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit the Company’s ability to continue as a going concern.

Commercial operations under a domestic contract retained by the Company in the Foster Wheeler Environmental Corporation (“Environmental”) asset sale, as described further below under “Sale of Certain Business Assets” in the Notes to Condensed Consolidated Financial Statements, commenced in January 2004. The plant processes low-level nuclear waste for the U.S. Department of Energy (“DOE”). The Company funded the plant’s construction costs and operates the facility. The majority of the Company’s invested capital is expected to be recovered during the early stages of processing the waste materials. This project’s performance exceeded expectations during the first quarter of 2004 and successfully processed sufficient materials to fully recover the forecasted 2004 capital recovery amount. The original forecast expected to recover the capital over the first three quarters of 2004. At March 26, 2004 the project generated a year to date net cash flow of approximately $32,400. The net cash flow forecast for 2004 from this project remains in excess of $40,000.

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

As part of its debt restructuring plan described below, the Company and certain of its subsidiaries filed an amended registration statement with the Securities and Exchange Commission (“SEC”) on April 12, 2004 and on May 4, 2004, relating to an exchange offer for all of the existing $175,000 trust preferred securities, $210,000 Convertible Subordinated Notes (“Convertible Notes”), $113,700 Subordinated Robbins Exit Funding Obligations (“Robbins Bonds”), and $200,000 2005 Senior Notes (the “Senior Notes”) due 2005.

On February 5, 2004, the Company announced, in support of its restructuring activities, a number of institutional investors have committed to provide $120,000 of new financing in a private transaction to the Company to replace the current term loan and the revolving credit facility portions of its Senior Credit Facility. This commitment is contingent upon the completion of the proposed exchange offer. Additionally, the Company has discontinued its previously announced plans to divest one of its European operating units.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

1. Going Concern — (Continued)

The total amount of debt and preferred trust securities subject to the proposed exchange offer that is part of the Company’s planned restructuring is approximately $700,000. Interest expense incurred on this debt in 2003 totaled approximately $55,000. The Company expects to offer a mix of equity as well as debt with longer maturities in exchange for these securities. The Company anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer; however, the Company may not complete the exchange offer on acceptable terms, or at all.

Failure by the Company to achieve its cash flow forecast or to complete the components of the restructuring plan on acceptable terms would have a material adverse effect on the Company’s financial condition. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In August 2002, the Company finalized a Senior Credit Facility with its lender group. This facility included a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility, which expires on April 30, 2005. The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries. The Senior Credit Facility has no required repayments prior to maturity on April 30, 2005. The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retained the first $77,000 of such amounts and also retains a 50% share of the balance. With the Company’s sale of the Environmental net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, principal prepayments of $1,250 and $11,800 were made on the term loan in the first quarter of 2004 and during the full year of 2003, respectively.

The financial covenants in the Senior Credit Facility include a senior leverage ratio and a minimum EBITDA defined in the agreement, as amended. Compliance with these covenants is measured quarterly. The EBITDA covenant compares the actual average rolling four quarter EBITDA, as adjusted in the Senior Credit Facility, to minimum EBITDA targets. The senior leverage covenant compares actual average rolling EBITDA, as adjusted in the Senior Credit Facility, to total senior debt. The resultant multiple of debt to EBITDA must be less than maximum amounts specified in the Senior Credit Facility. Management’s current forecast indicates that the Company will be in compliance with these covenants throughout 2004.

Amendment No. 1 to the Senior Credit Facility, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pretax charges recorded by the Company in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. As of December 26, 2003, $31,000 of the contingency risks was favorably resolved, and additional project reserves were established for $32,000 leaving a contingency balance of $0.

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

Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the exchange offer described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. The terms of the amendment called for the Company to pay a fee equal to 5% of the lenders’ credit exposure since it had not made a required prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. The Company paid the required fee of $13,600 on March 31, 2004.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

1. Going Concern — (Continued)

The annual interest rate on borrowings under the Senior Credit Facility has increased and will continue to increase an additional 0.5% each quarter until the Company repays $100,000 of indebtedness under the Senior Credit Facility. The fee was included in Foster Wheeler’s liquidity forecast for 2004.

Holders of the Company’s Senior Notes due November 15, 2005 have a security interest in the stock and debt of certain of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the revolving portion of the Senior Credit Facility. As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $155,200 as of March 26, 2004) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

The Company finalized a sale/leaseback arrangement in the third quarter of 2002 for an office building at its corporate headquarters. This capital lease arrangement leases the facility to the Company, for an initial non-cancelable period of 20 years. The proceeds from the sale/leaseback were sufficient to repay the balance outstanding under a previous operating lease arrangement of $33,000 for a second corporate office building. The long-term capital lease obligation of $44,200 as of March 26, 2004 is included in capital lease obligations in the accompanying condensed consolidated balance sheet. The Company entered into a binding agreement in the first quarter 2004 to sell a second corporate office building. The sale closed in the second quarter 2004 and generated net cash proceeds of $16,400. Of this amount, 50% has been repaid to the Senior Credit Facilities’ lenders in the second quarter 2004.

In the third quarter of 2002, the Company entered into a receivables financing facility that matures on August 15, 2005 and is secured by a portion of certain of the Company’s domestic trade receivables. The facility operates through the use of a wholly owned, special- purpose subsidiary, Foster Wheeler Funding II LLC (“FW Funding”) as described below. FW Funding is included in the condensed consolidated financial statements of the Company.

FW Funding is a party to a Purchase, Sale and Contribution Agreement (“PSCA”) with six of the Company’s wholly owned domestic subsidiaries. Pursuant to PSCA, FW Funding is obligated to purchase eligible trade receivables, as defined in the PSCA, from these companies and these companies are obligated to contribute as capital their ineligible trade accounts receivable as defined in the PSCA. FW Funding simultaneously entered into a Loan and Security Agreement with Foothill Capital Corporation and Ableco Finance Corporation LLC. Under this agreement, FW Funding has the ability to borrow up to a maximum of $40,000 using eligible trade accounts receivable as collateral. FW Funding pays 10% interest on all outstanding borrowings. In addition, FW Funding pays a monthly fee on the unused line equal to 0.5% per annum of the maximum available amount less the average daily amount of borrowings during the preceding month. The facility is subject to covenant compliance. The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding.

No borrowings were outstanding under this facility as of March 26, 2004 or December 26, 2003. As of March 26, 2004, FW Funding held $63,600 of trade accounts receivable, net of allowances, which are included in the condensed consolidated balance sheet.

On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provides for up to $45,000 of additional revolving loans available to provide working capital which may be required by these subsidiaries as they seek

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

1. Going Concern — (Continued)

to grow the business by pursuing a larger volume of lump sum EPC contracts. The facility is secured by substantially all of the assets of these subsidiaries. The facility is subject to covenant compliance. Such covenants include a minimum EBITDA level and a loan to EBITDA ratio. As of March 26, 2004, the facility remained undrawn.

The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management’s forecast indicates that the Company will be in compliance with the debt covenants throughout 2004. However, there can be no assurance that the actual financial results will match the forecasts or that the Company will not violate the covenants. If the Company violates a covenant under the Senior Credit Facility, the sale/leaseback arrangement, or receivables financing arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a default under the following agreements: the Senior Notes, the Convertible Notes, the Subordinated Deferrable Interest Debentures, the Subordinated Robbins Facility Exit Funding Obligations, and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well. The total amount of the Company debt that could be accelerated, including the amount outstanding under the Senior Credit Facility, is $915,000 as of March 26, 2004. The Company would not be able to repay amounts borrowed if the payment dates were accelerated. The debt covenants and the potential payment acceleration requirements raise substantial doubts about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On November 14, 2003, Foster Wheeler was de-listed from the New York Stock Exchange (“NYSE”) because the Company ceased to meet NYSE continued listing criteria. The Company’s common stock and 9.00% FW Preferred Capital Trust I securities are quoted and traded on the Over-the-Counter Bulletin Board (“OTCBB”).

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

2. Summary of Significant Accounting Policies

The condensed consolidated balance sheet as of March 26, 2004 and December 26, 2003 and the related condensed consolidated statements of operations and comprehensive loss and cash flows for the three-month periods ended March 26, 2004 and March 28, 2003, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2003 (“2003 Form 10-K”) filed with the SEC on March 12, 2004 and the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2004. The condensed consolidated balance sheet as of December 26, 2003 has been derived from the audited consolidated balance sheet included in the 2003 Form 10-K. A summary of the Company’s significant accounting policies is presented

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

2. Summary of Significant Accounting Policies — (Continued)

below. There has been no material change in the accounting policies followed by the Company during the first quarter of 2004.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of Foster Wheeler and all significant domestic and foreign subsidiary companies. All significant intercompany transactions and balances have been eliminated.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long- term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, asbestos litigation and expected recoveries and contingencies, among others.

As of March 26, 2004 and December 27, 2003, the Company had recorded commercial claims of approximately $2,300 and $0, respectively. The increase is due to claims recorded in accordance with AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), as discussed under “Revenue Recognition on Long-Term Contracts.” The claims were recorded in the Company’s European operations.

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

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

2. Summary of Significant Accounting Policies — (Continued)

reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings.

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

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of approximately $289,500 are maintained by foreign subsidiaries as of March 26, 2004. These subsidiaries require a substantial portion of these funds to support their liquidity and working capital needs, as well as required minimum capitalization and contractual restrictions. Accordingly, these funds may not be readily available for repatriation to U.S. entities.

Restricted Cash — Restricted cash at March 26, 2004 consists of approximately $13,200 held primarily by special purpose entities and restricted for debt service payments, approximately $54,500 that was required to collateralize letters of credit and bank guarantees, and approximately $5,300 of client escrow funds. Domestic restricted cash totals approximately $11,800, which relates to funds held primarily by special purpose entities and restricted for debt service payments and client escrow funds. Foreign restricted cash totals approximately $61,200 is comprised of cash collateralized letters of credit and bank guarantees and client escrow funds.

Restrictions on Shareholders’ Dividends — The Board of Directors of the Company discontinued the common stock dividend in July 2001. The Company is currently prohibited from paying dividends under the Senior Credit Facility, as amended. Accordingly, the Company paid no dividends on common shares during 2004 and 2003 and does not expect to pay dividends on the common shares for the foreseeable future.

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

Short-term Investments — Short-term investments consist primarily of bonds of foreign governments and are classified as available for sale under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Realized gains and losses from sales are based on the specific-identification method.

Accounts and Notes Receivable, Net — In accordance with terms of long-term contracts, certain percentages of billings are withheld by customers until completion and acceptance of the contracts. Final payments of all such amounts withheld may not be received within a one-year period. However, in conformity with industry practice, the full amount of accounts receivable, including such amounts withheld, has been included in current assets.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

2. Summary of Significant Accounting Policies — (Continued)

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

The current portion of the asbestos-related insurance recovery receivables discussed in Note 3 and foreign refundable value-added tax are included within the Accounts and Notes Receivable line item.

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

The Company recorded an impairment loss of $15,100 on a corporate office building in the third quarter of 2003 in anticipation of a sale, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The loss was recorded in other deductions on the condensed consolidated statement of operations and comprehensive loss. The carrying value of the building is included in land, buildings, and equipment on the condensed consolidated balance sheet.

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

Investment tax credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. To the extent such credits are not currently utilized on the Company’s tax return, deferred tax assets, subject to consideration of the need for a valuation allowance, are recognized for the carryforward amounts.

Provision is made for Federal income taxes which may be payable on foreign subsidiary earnings to the extent that the Company anticipates they will be remitted.

Foreign Currency — Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at month-end exchange rates and income and expenses and cash flows at monthly weighted-average rates.

The Company enters into foreign exchange contracts in its management of foreign currency exposures related to commercial contracts. Changes in the fair value of derivative contracts that qualify as designated cash flow hedges are deferred until the hedged forecasted transaction affects earnings. Amounts receivable (gains) or payable (losses) under foreign exchange hedges are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts. The Company

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

2. Summary of Significant Accounting Policies — (Continued)

utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At March 26, 2004 and March 28, 2003, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded approximately a $40 and $1,200 after tax loss, respectively.

Contracts in Process and Estimated Costs to Complete Long-term Contracts — In accordance with terms of long-term contracts, amounts recorded in contracts in process and estimated costs to complete long-term contracts may not be realized or paid, respectively, within a one-year period. In conformity with industry practice, however, the full amount of contracts in process and estimated costs to complete long-term contracts have been included in current assets and current liabilities, respectively.

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

The Company tests for impairment at the reporting unit level as defined in SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill was allocated to the reporting units based on the original purchase price allocation. This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each year, the Company evaluates goodwill on a separate operating unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS No. 144.

As of March 26, 2004 and December 26, 2003, the Company had unamortized goodwill of $50,993 and $51,121, respectively. The decrease in goodwill of $128 resulted from foreign currency exchange losses. All of the goodwill at March 26, 2004 related to the Energy Group. In 2003, the fair value of the reporting units exceeded the carrying amounts.

As of March 26, 2004 and December 26, 2003, the Company had unamortized identifiable intangible assets of $70,308 and $71,568, respectively. The following table details amounts relating to those assets.

	As of March 26, 2004		As of December 26, 2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$36,576	$(14,265)	$36,703	$(13,802)
Trademarks	61,744	(13,747)	61,943	(13,276)

Total	$98,320	$(28,012)	$98,646	$(27,078)

Amortization expense related to patents and trademarks for the three months ending March 26, 2004 and March 28, 2003 was $934 and $911, respectively. Amortization expense is expected to approximate $3,500 each year in the next five years.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

2. Summary of Significant Accounting Policies — (Continued)

Earnings per Share — Basic per share data has been computed based on the weighted-average number of shares of common stock outstanding. The weighted average of shares of common stock outstanding includes shares credited under The Directors Deferred Compensation and Stock Award Plan (the “Plan”). Under the Plan, each non-management director is credited annually with share units of the Company’s common stock. In addition, each non-management director may elect to defer receipt of compensation for services rendered as a director, which deferred amount is credited to his or her account in the form of share units. The Company makes a supplemental contribution equal to 15% of the deferred amount. Additional share data is presented below:

	March 26,	March 28,
	2004	2003

Directors Deferred Compensation
Beginning shares	274,535	245,942

Shares credited in participants’ accounts	16,731	30,450
Shares delivered to participants	(2,070)	—

Incremental shares	14,661	30,450

Shares included in the calculation of basic earnings per share	289,196	276,392

Diluted per share data has been computed based on the weighted-average number of shares of common stock outstanding, including shares credited under the Plan, adjusted for the incremental dilution, if any, of outstanding stock options and convertible securities.

Options to purchase shares of common stock not included in the computation of diluted earnings per share due to their antidilutive effect	568,304	—

Options to purchase shares of common stock not included in the computaton of diluted earnings per share because the options’ exercise price was greater than the average market price	7,677,925	8,623,432

Shares on convertible subordinated notes not included in the computation of diluted earnings per share due to their antidilutive effect	13,085,751	13,085,751

Stock Option Plans — The Company has two fixed option plans, which reserve shares of common stock for issuance to executives, key employees, and directors. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.” The Company continues to account for stock options granted to employees and directors using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

2. Summary of Significant Accounting Policies — (Continued)

	Three Months Ended
	March 26, 2004	March 28, 2003

Net loss — as reported	$(4,298)	$(19,820)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards net of taxes of $0	—	—

Net loss — pro forma	$(4,298)	$(19,820)

Loss per share — as reported
Basic	$(0.10)	$(0.48)
Diluted	(0.10)	(0.48)
Loss per share — pro forma
Basic	(0.10)	(0.48)
Diluted	(0.10)	(0.48)

As of March 26, 2004, a total of 8,618,667 shares of common stock were reserved for issuance under the various stock option plans; 622,438 shares were available for grant.

Recent Accounting Developments — In January 2003, the FASB issued FASB Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation requires consolidation by business enterprises of variable interest entities which have one or both of the following characteristics:

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

FIN 46 applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, the effective date of FIN 46 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 was deferred until the end of the first interim or annual period ending after March 15, 2004.

The Company adopted the provisions of this interpretation in the first quarter of 2004. The adoption did not result in the consolidation of any previously unconsolidated variable interest entities. However, the adoption did result in the de-consolidation of a subsidiary trust which issued mandatorily redeemable preferred securities. This had no impact on the Company’s consolidated debt as the intercompany debt to the subsidiary became third party debt upon de-consolidation.

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

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

2. Summary of Significant Accounting Policies — (Continued)

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

On January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” FSP No. 106-1 permitted employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”). Without FSP No. 106-1, plan sponsors would have been required under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date President Bush signed the Act into law. On March 12, 2004, the FASB issued proposed FSP No. 106-b, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” Proposed FSP No. 106-b would supercede FSP No. 106-1. In accordance with proposed FSP No. 106-b, the accumulated postretirement benefit obligation (“APBO”) or net periodic postretirement benefit cost in the condensed consolidated financial statements or accompanying notes do not reflect any amounts associated with the subsidy because the Company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. The provisions of proposed FSP No. 106-b would be effective for the Company’s first interim period ending September 30, 2004. The Company is currently assessing the impact of the Act and whether its postretirement plan should be amended in consideration of the new legislation.

3. Litigation and Uncertainties

Some of the Company’s U.S. subsidiaries, along with many other companies, are codefendants in numerous asbestos-related lawsuits and out-of-court informal claims pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by the Company’s subsidiaries during the 1970s and prior. A summary of claim activity for the three months ended March 26, 2004, December 26, 2003 and March 28, 2003 is as follows:

	Number of Claims	Number of Claims	Number of Claims
	First Quarter 2004	Fourth Quarter 2003	First Quarter 2003

Balance at beginning of quarter *	170,860	172,700	139,800
New claims	3,900	6,160	15,600
Claims resolved	(3,280)	(8,000)	(4,300)

Balance at end of quarter *	171,480	170,860	151,100

*	Includes approximately 24,500 claims on inactive court dockets.

The overall average combined indemnity and defense cost per closed claim since 1993 was approximately $1.9. In view of the many uncertainties associated with asbestos bodily injury claims, the Company believes that the average cost may increase in the future.

The amount spent for the three months ended March 26, 2004 and March 28, 2003 on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage, was $23,900 and $13,800, respectively. The payments in 2004 were funded from settlements with insurance companies, as discussed below.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

3. Litigation and Uncertainties — (Continued)

The Company has recorded assets of $540,800 relating to probable insurance recoveries of which approximately $60,000 is recorded in accounts and notes receivables, and $480,800 is recorded as long-term. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending proceedings with certain insurers, as well as recoveries under settlements with other insurers. The total liability recorded is comprised of an estimated liability relating to open (outstanding) claims of approximately $348,300 and an estimated liability relating to future unasserted claims of approximately $214,000. Of the total, $60,000 is recorded in accrued expenses and $502,300 is recorded in asbestos-related liability on the condensed consolidated balance sheet. These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type; and the breakdown of known and future claims into disease type. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity payments are expected to be incurred over the next fifteen years during which period new claims are expected to decline from year to year. Recently received claims also suggest that the percentage of claims to be closed without payment of indemnity costs should increase as claims are resolved during the next few years. The Company believes that it is likely that there will be new claims filed after 2018, but in light of uncertainties inherent in long-term forecasts, the Company does not believe that it can reasonably estimate defense and/or indemnity costs which might be incurred after 2018. Nonetheless, the Company plans to update its forecasts periodically to take into consideration its future experience and other considerations such as legislation to continuously update its estimate of future costs and expected insurance recoveries. Historically, defense costs have represented approximately 23% of total costs. Through March 26, 2004, total indemnity costs paid, prior to insurance recoveries, were approximately $375,100 and total defense costs paid were approximately $112,000.

As of March 26, 2004, $257,500 was contested by the subsidiaries’ insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the subsidiaries’ various insurers and the subsidiaries as self-insurers. The Company believes that any amounts that its subsidiaries might be allocated as self-insurer would be immaterial. Based on the nature of the litigation and opinions received from outside counsel, the Company also believes that the possibility of not recovering the full amount of the asset is remote.

In July 2003, several subsidiaries of the Company and Liberty Mutual Insurance Company (“Liberty Mutual”), one of their insurers, entered into a settlement and release agreement that resolves the coverage litigation between the subsidiaries and Liberty Mutual in both state courts in New York and New Jersey. The agreement provides for a buy-back of insurance policies and the settlement of all disputes between the subsidiaries and Liberty Mutual with respect to asbestos-related claims. The agreement requires Liberty Mutual to make payments over a nineteen-year period, subject to annual caps, which payments decline over time, into a special account, established to pay the subsidiaries’ indemnity and defense costs for asbestos claims. These payments, however, would not be available to fund the subsidiaries’ required contributions to any national settlement trust that may be established by future federal legislation. In July 2003, the subsidiaries received an initial payment under the agreement of approximately $6,000, which was used to pay asbestos-related defense and indemnity costs.

In September 2003, the Company’s subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and certain London Market and North River Insurers. This agreement provides for a cash payment of $5,900, which has been received by the subsidiaries, and additional amounts which have been deposited in a trust for use by the subsidiaries for defense and indemnity of asbestos claims.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

3. Litigation and Uncertainties — (Continued)

The Company recorded a charge of $68,100 in the fourth quarter 2003 to increase the valuation allowance for insurance claims receivable. The 2003 non-cash asbestos charge was due to the Company receiving a somewhat larger number of claims in 2003 than had been expected, which resulted in an increase in the projected liability related to asbestos and because of the insolvency of an insurance carrier in the fourth quarter of 2003.

In January 2004, the Company’s subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and Hartford Accident and Indemnity Company and certain of its affiliates. This agreement provides for a cash payment of $5,000, which has been received by the subsidiaries, an additional amount which has been deposited in a trust for use by the subsidiaries and a further amount to be deposited in that trust in 2005.

In March 2004, the Company’s subsidiaries and two asbestos insurance carriers entered into settlement and release agreements that resolve coverage litigation between the subsidiaries and the insurance carriers. The agreements provide for a buy-back of insurance policies and the settlement of all disputes between the subsidiaries and the insurance carriers with respect to asbestos-related claims. The agreements resulted in the insurance carriers making payments into a trust, established to pay the subsidiaries’ indemnity and defense costs for asbestos claims. As a result of these settlements, the Company reversed $11,700 of the $68,100 non-cash charge recorded in the fourth quarter of 2003. The Company projects that it will not be required to fund any asbestos liabilities from its cash flow for at least six years.

The pending litigation and negotiations with other insurers is continuing.

The Company’s management, after consultation with counsel, has considered the ongoing proceedings with insurers and the financial viability and legal obligations of its insurers, and believes that except for those insurers that have become or may become insolvent for which a reserve has been provided, the insurers or their guarantors will continue to adequately fund claims and defense costs relating to asbestos litigation. It should be noted that the estimate of the assets and liabilities related to asbestos claims and recovery is subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainties as to the ultimate number of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies with asbestos claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. Increases in the number of claims filed or costs to resolve those claims will cause the Company to increase further the estimates of the costs associated with asbestos claims and could have a material adverse effect on the business, financial condition, results of operations, and cash flows.

A subsidiary of the Company in the U.K. has also received a limited number of claims alleging personal injury arising from exposure to asbestos. None of these claims have resulted in material costs to the Company.

The Company retained from the Environmental sale a long-term contract with a government agency that is to be completed in four phases. The first phase was for the design, permitting and licensing of a spent fuel facility. This phase was completed for a price of $66,700. The first phase of this project was profitable, but the close out of this phase resulted in increased costs. An $11,900 charge was recorded in 2003. Approximately $7,900 and $2,000 of this charge was expended in 2003 and the first quarter 2004, respectively, and the remaining $2,000 of the charge will be expended throughout the balance of 2004. The Company is in the process of submitting requests for equitable adjustment related to this contract and, at March 26, 2004 and December 26, 2003, the Company’s financial statements reflect anticipated collection of $0 from these requests for equitable adjustment.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

3. Litigation and Uncertainties — (Continued)

The second phase of the contract is billed on a cost plus fee basis and is expected to conclude in 2004. In this phase, the Company must respond to any questions regarding the initial design included in phase one. Phase three, which is for the construction, start-up and testing of the facility for a fixed price of $114,000, subject to escalation, is scheduled to commence in late 2004. This phase will begin with the purchase of long lead items followed in 2005 by the construction activities. Construction is expected to last two years and requires that a subsidiary of the Company fund the construction cost. Foster Wheeler USA Corporation, the parent company of Environmental, provided a performance guarantee on the project. In addition, a surety bond for the full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years. The Company and the government agency have commenced discussions about possibly restructuring or terminating subsequent phases of the contract. If the project were to proceed, the Company intends to seek third party financing to fund the majority of the construction costs, but there can be no assurance that the Company will secure such financing on acceptable terms, or at all. There also can be no assurance that the Company will be able to obtain the required surety bond. If the Company cannot obtain third party financing or the required surety bond, the Company’s participation would be uncertain. This could have a material adverse effect on the Company’s financial condition, results of operations, and cash flow. No claims have been raised by the government agency against the Company. The ultimate potential liability to the Company would arise in the event that the government agency terminates the contract (for example, due to the Company’s inability to continue with the contract) and re-bids the contract under its exact terms and the resulting cost to the government agency is greater than it would have been under the existing terms with the Company. The Company does not believe a claim is probable and is unable to estimate the possible loss that could occur as a result of any claims. Additionally, the Company believes that it has good legal defenses should the government agency decide to pursue an action.

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

The Company’s project subsidiary, Camden County Energy Recovery Associates, LP (“CCERA”), has filed suit against the involved parties, including the State of New Jersey, seeking among other things to void the applicable contracts and agreements governing the Project. (Camden County Energy Recovery Assoc. v. N.J. Department of Environmental Protection, et al., Superior Court of New Jersey, Mercer County, L-268-98). Since 1999, the State of New Jersey has provided subsidies sufficient to ensure the payment of each of the Project’s debt service payments as it became due. In January 2002, the State of New Jersey enacted legislation providing a mechanism for state-supported refinancing of bond debt on solid waste facilities located within the state. The legislation expired on December 31, 2002, without any refinancing having been accomplished. Press reports indicated that it is unlikely that any state-supported refinancing will occur in the near future, but those same reports included statements by state officials that the State will continue to ensure that debt service payments are made when due.

The bonds outstanding on the Camden Project are public debt, not debt of either the Company or CCERA, and the bonds are not guaranteed by the Company. If the State were to fail to subsidize the debt service, and there were to be a default on a debt service payment, the bondholders might proceed to attempt to exercise their remedies.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

3. Litigation and Uncertainties — (Continued)

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

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

3. Litigation and Uncertainties — (Continued)

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

As of March 26, 2004 and December 27, 2003, the Company had recorded commercial claims of approximately $2,300 and $0. The increase is due to claims recorded in accordance with SOP 81-1, as discussed under “Revenue Recognition on Long-Term Contracts.” The claims were recorded in the Company’s European operations. The Company established a provision for the balance of outstanding commercial claims as of December 27, 2002 to bring the net book value of such claims to $0. At that time, the Company revised its estimates of claim revenues to reflect recent adverse recovery experience due to management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. The Company continues to pursue these claims, but there can be no assurance that it will recover the full amount of the claims, or anything at all.

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

In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment or plant construction and seeking resulting alleged damages. Based on its knowledge of the facts and circumstances relating to the Company’s liabilities, if any, and to its insurance coverage, management of the Company believes that the disposition of such suits will not result in material charges against the financial position, results of operations or cash flows in excess of amounts previously provided in the accounts.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

4. Changes in Shareholders’ Deficit

Changes in Shareholders’ Deficit for the three months ended March 26, 2004 were as follows:

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance at December 26, 2003	40,771,560	$40,772	$201,841	$(811,054)	$(303,999)	$(872,440)
Net loss	—	—	—	(4,298)	—	(4,298)
Foreign currency translation adjustment	—	—	—	—	(4,004)	(4,004)

Balance at March 26, 2004	40,771,560	$40,772	$201,841	$(815,352)	$(308,003)	$(880,742)

5. Major Business Groups

Management uses several financial metrics to measure the performance of the Company’s business segments. EBITDA, as discussed and defined below, is the primary earnings measure used by the Company’s chief decision makers.

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings/(loss) before taxes (before goodwill charge), interest expense, depreciation and amortization. The Company has presented EBITDA because it believes it is an important supplemental measure of operating performance. EBITDA, adjusted for certain unusual and infrequent items specifically excluded in the terms of the Senior Credit Facility, is also used as a measure for certain covenants under the Senior Credit Facility. The Company believes that the line item on its condensed consolidated statement of operations and comprehensive loss entitled “net loss” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net loss as an indicator of operating performance. EBITDA, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of the Company’s ability to fund its cash needs. As EBITDA excludes certain financial information compared with net earnings/(loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions which are excluded. The Company’s non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•
It does not include interest expense. Because the Company has borrowed substantial amounts of money to finance some of its operations, interest is a necessary and ongoing part of the Company’s costs and has assisted the Company in generating revenue. Therefore, any measure that excludes interest has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of the Company’s operations, any measure that excludes taxes has material limitations;

•
It does not include depreciation. Because the Company must utilize substantial property, plants and equipment in order to generate revenues in its operations, depreciation is a necessary and ongoing part of the Company’s costs. Therefore, any measure that excludes depreciation has material limitations.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

5. Major Business Groups — (Continued)

A reconciliation of EBITDA, a non-GAAP financial measure, to net (loss)/earnings, a GAAP measure, is shown below.

	Total	Engineering and Construction	Energy Group	Corporate and Financial Services (1)

For the three months ended March 26, 2004
Third party revenue	$702,308	$417,189	$266,568	$18,551
Intercompany revenue	—	3,167	3,237	(6,404)

Total revenue	$702,308	$420,356	$269,805	$12,147

EBITDA	$42,627	$33,084	$17,013	$(7,470)
Less: Interest expense (2)(3)	25,432	268	4,762	20,402
Less: Depreciation and amortization	8,049	2,254	5,150	645

Earnings/(loss) before income taxes	9,146	30,562	7,101	(28,517)
Income tax provision/(benefits)	13,444	10,125	8,000	(4,681)

Net (loss)/earnings	$(4,298)	$20,437	$(899)	$(23,836)

For the three months ended March 28, 2003
Third party revenue	$810,868	$479,739	$327,518	$3,611
Intercompany revenue	—	3,066	(1,091)	(1,975)

Total revenue	$810,868	$482,805	$326,427	$1,636

EBITDA	$19,242	$12,148	$30,486	$(23,392)
Less: Interest expense (2)(4)	21,794	(630)	4,868	17,556
Less: Depreciation and amortization	9,810	2,973	5,824	1,013

(Loss)/earnings before income taxes	(12,362)	9,805	19,794	(41,961)
Income tax provision/(benefits)	7,458	2,967	6,497	(2,006)

Net (loss)/earnings	$(19,820)	$6,838	$13,297	$(39,955)

(1)	Includes general corporate income and expense, the Company’s captive insurance operation and eliminations.
(2)	Includes intercompany interest charged by Corporate and Financial Services to the business groups on outstanding borrowings.
(3)	Includes interest expense on subordinated deferrable interest debentures of $4,792 for the three months ended March 26, 2004.
(4)	Includes mandatorily redeemable preferred security distributions of subsidiary trust of $4,372 for the three months ended March 28, 2003.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

5. Major Business Groups — (Continued)

Operating revenues by industry segment for the three-month periods ending March 26, 2004 and March 28, 2003 were as follows:

	Three Months Ended
	March 26, 2004	March 28, 2003

Power	$321,535	$371,680
Oil and gas/refinery	232,324	203,234
Pharmaceutical	71,516	60,064
Chemical	22,068	56,154
Environmental	7,856	77,881	*
Power production	25,623	28,314
Eliminations and other	(14,563)	(13,235)

Total operating revenues	$666,359	$784,092	*

*
The decline in operating revenues in the environmental industry segment resulted from the sale of certain assets of Environmental on March 7, 2003. The first quarter of 2003 operating revenues in this segment included $62,900 from Environmental.

6. Consolidating Financial Information

A. Senior Notes at 6.75%

As a result of the reorganization on May 25, 2001, Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the Senior Notes due November 15, 2005. In connection with the Company finalizing the Senior Credit Facility, Foster Wheeler Ltd. and the following 100% owned companies issued guarantees in favor of the holders of the Senior Notes: Equipment Consultants, Inc., Foster Wheeler Holdings Ltd. (formerly known as Foreign Holdings Ltd.), Foster Wheeler Asia Limited, Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Enviresponse, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler North America Corp. (formerly known as “Foster Wheeler Power Group, Inc.”), Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Mortshal, Inc., FW Technologies Holding LLC, HFM International, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc., and Perryville III Trust. Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC and each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly owned subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Company. The following represents summarized condensed consolidating financial information as of March 26, 2004 and December 26, 2003 with respect to the financial position, and for the three months ended March 26, 2004 and March 28, 2003 for results of operations and for cash flows of the Company and its 100% owned and majority-owned subsidiaries.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

A. Senior Notes at 6.75% — (Continued)

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

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET
March 26, 2004
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$69,862	$305,752	$—	$375,614
Accounts and notes receivable, net	—	293,625	139,549	729,052	(639,784)	522,442
Contracts in process and inventories	—	—	51,155	84,875	(8,846)	127,184
Investment and advances	—	—	64,614	—	(64,614)	—
Other current assets	—	—	3,571	64,185	—	67,756

Total current assets	—	293,625	328,751	1,183,864	(713,244)	1,092,996
Investments in subsidiaries and others	(880,374)	(934,655)	401,947	88,824	1,413,044	88,786
Land, buildings & equipment, net	—	—	62,427	241,179	—	303,606
Notes and accounts receivable — long-term	210,000	575,118	280,927	277,009	(1,336,774)	6,280
Intangible assets, net	—	—	100,993	20,308	—	121,301
Asbestos-related insurance recovery receivable	—	480,786	—	—	—	480,786
Other assets	—	24,726	83,356	217,106	—	325,188

TOTAL ASSETS	$(670,374)	$439,600	$1,258,401	$2,028,290	$(636,974)	$2,418,943

Liabilities & Shareholders’ (Deficit)/Equity
Accounts payable and accrued expenses	$420	$85,473	$709,149	$438,850	$(648,630)	$585,262
Estimated costs to complete long-term contracts	—	—	149,218	428,831	—	578,049
Other current liabilities	(52)	(1,085)	27,714	122,962	—	149,539

Total current liabilities	368	84,388	886,081	990,643	(648,630)	1,312,850
Corporate and other debt	—	326,912	44,239	23,492	—	394,643
Special-purpose project debt	—	—	—	115,735	—	115,735
Pension, postretirement and other employee benefits	—	—	219,890	84,071	—	303,961
Asbestos-related liability	—	502,287	—	—	—	502,287
Other long-term liabilities and minority interest	—	231,312	876,562	760,339	(1,695,007)	173,206
Subordinated Robbins obligations	—	—	112,003	—	—	112,003
Convertible subordinated notes	210,000	—	—	—	—	210,000
Subordinated deferrable interest debentures	—	175,000	—	—	—	175,000

TOTAL LIABILITIES	210,368	1,319,899	2,138,775	1,974,280	(2,343,637)	3,299,685

Common stock and paid-in capital	242,613	242,613	242,613	303,143	(788,369)	242,613
Accumulated deficit	(815,352)	(814,909)	(814,984)	(43,467)	1,673,360	(815,352)
Accumulated other comprehensive loss	(308,003)	(308,003)	(308,003)	(205,666)	821,672	(308,003)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(880,742)	(880,299)	(880,374)	54,010	1,706,663	(880,742)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(670,374)	$439,600	$1,258,401	$2,028,290	$(636,974)	$2,418,943

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

A. Senior Notes at 6.75% — (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET
December 26, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$32,984	$331,111	$—	$364,095
Accounts and notes receivable, net	—	272,361	111,142	798,644	(625,733)	556,414
Contracts in process and inventories	—	—	121,527	60,876	(9,110)	173,293
Investment and advances	—	—	88,641	—	(88,641)	—
Other current assets	—	—	4,310	76,264	—	80,574

Total current assets	—	272,361	358,604	1,266,895	(723,484)	1,174,376
Investments in subsidiaries and others	(872,080)	(919,588)	407,023	98,651	1,384,645	98,651
Land, buildings & equipment, net	—	—	64,315	245,300	—	309,615
Notes and accounts receivable — long-term	210,000	575,118	281,108	458,490	(1,517,940)	6,776
Intangible assets, net	—	—	101,664	21,025	—	122,689
Asbestos-related insurance recovery receivable	—	495,400	—	—	—	495,400
Other assets	—	28,478	83,898	186,647	—	299,023

TOTAL ASSETS	$(662,080)	$451,769	$1,296,612	$2,277,008	$(856,779)	$2,506,530

Liabilities & Shareholders’ (Deficit)/Equity
Accounts payable and accrued expenses	$412	$78,278	$723,122	$519,693	$(634,843)	$686,662
Estimated costs to complete long-term contracts	—	—	162,168	390,586	—	552,754
Other current liabilities	(52)	(1,085)	17,209	118,272	—	134,344

Total current liabilities	360	77,193	902,499	1,028,551	(634,843)	1,373,760
Corporate and other debt	—	328,163	44,120	23,819	—	396,102
Special-purpose project debt	—	—	—	119,281	—	119,281
Pension, postretirement and other employee benefits	—	—	216,281	78,852	—	295,133
Asbestos-related liability	—	526,200	—	—	—	526,200
Other long-term liabilities and minority interest	—	392,221	894,203	763,125	(1,877,644)	171,905
Subordinated Robbins obligations	—	—	111,589	—	—	111,589
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred Trust Securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,360	1,323,777	2,168,692	2,188,628	(2,512,487)	3,378,970

Common stock and paid-in capital	242,613	242,613	242,613	325,741	(810,967)	242,613
Accumulated deficit	(811,054)	(810,622)	(810,694)	(33,254)	1,654,570	(811,054)
Accumulated other comprehensive loss	(303,999)	(303,999)	(303,999)	(204,107)	812,105	(303,999)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(872,440)	(872,008)	(872,080)	88,380	1,655,708	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(662,080)	$451,769	$1,296,612	$2,277,008	$(856,779)	$2,506,530

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

A. Senior Notes at 6.75% — (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE LOSS
Three Months Ended March 26, 2004
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$136,425	$553,092	$(23,158)	$666,359
Other income	3,413	14,095	21,746	28,348	(31,653)	35,949

Total revenues and other income	3,413	14,095	158,171	581,440	(54,811)	702,308
Cost of operating revenues	—	—	108,478	505,827	(23,158)	591,147
Selling, general and administrative expenses	—	—	19,957	37,227	—	57,184
Other deductions and minority interest	2	88	12,278	7,423	(392)	19,399
Interest expense *	3,419	17,708	18,211	17,355	(31,261)	25,432
Equity in net loss of subsidiaries	(4,290)	(586)	(1,469)	—	6,345	—

(Loss)/earnings before income taxes	(4,298)	(4,287)	(2,222)	13,608	6,345	9,146
Provision for income taxes	—	—	2,068	11,376	—	13,444

Net (loss)/earnings	(4,298)	(4,287)	(4,290)	2,232	6,345	(4,298)
Other comprehensive loss:
Foreign currency translation adjustment	(4,004)	(4,004)	(4,004)	(1,558)	9,566	(4,004)

Net comprehensive loss	$(8,302)	$(8,291)	$(8,294)	$674	$15,911	$(8,302)

*	Includes interest expense on subordinated deferrable interest debentures of $4,792.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

A. Senior Notes at 6.75% — (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE LOSS
Three Months Ended March 28, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$263,681	$544,482	$(24,071)	$784,092
Other income	3,413	13,696	23,617	22,961	(36,911)	26,776

Total revenues and other income	3,413	13,696	287,298	567,443	(60,982)	810,868
Cost of operating revenues	—	—	257,551	493,649	(24,071)	727,129
Selling, general and administrative expenses	—	—	25,090	26,650	—	51,740
Other deductions and minority interest	6	130	17,306	5,531	(406)	22,567
Interest expense *	3,434	14,058	14,031	26,776	(36,505)	21,794
Equity in net loss of subsidiaries	(19,793)	(19,296)	8,997	—	30,092	—

(Loss)/earnings before income taxes	(19,820)	(19,788)	(17,683)	14,837	30,092	(12,362)
Provision for income taxes	—	—	2,110	5,348	—	7,458

Net (loss)/earnings	(19,820)	(19,788)	(19,793)	9,489	30,092	(19,820)
Other comprehensive loss:
Foreign currency translation adjustment	(815)	(815)	(815)	(815)	2,445	(815)

Net comprehensive (loss)/income	$(20,635)	$(20,603)	$(20,608)	$8,674	$32,537	$(20,635)

*	Includes mandatorily redeemable preferred security distributions of subsidiary trust of $4,372.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

A. Senior Notes at 6.75% — (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 26, 2004
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(8)	$13,583	$3,409	$23,061	$(10,477)	$29,568

Cash Flows from Investing Activities
Change in restricted cash	—	—	—	(20,700)	—	(20,700)
Capital expenditures	—	—	605	(2,364)	—	(1,759)
Proceeds from sale of assets	—	—	(6)	133	—	127
(Increase)/decrease in investment and advances	—	—	24,103	(24,103)	—	—
Increase in short-term investments	—	—	—	8,309	—	8,309

Net cash provided/(used) by Investing Activities	—	—	24,702	(38,725)	—	(14,023)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(10,477)	10,477	—
Decrease in short-term debt	—	—	—	(121)	—	(121)
Proceeds from long-term debt	—	—	—	—	—	—
Repayment of long-term debt	—	(1,252)		(3,574)	—	(4,826)
Other	8	(12,331)	8,774	886	—	(2,663)

Net cash provided/(used) by Financing Activities	8	(13,583)	8,774	(13,286)	10,477	(7,610)

Effect of exchange rate changes on cash and cash equivalents	—	—	(7)	3,591	—	3,584

Increase/(decrease) in cash and cash equivalents	—	—	36,878	(25,359)	—	11,519
Cash and Cash equivalents, beginning of period	—	—	32,984	331,111	—	364,095

Cash and Cash equivalents, end of period	$—	$—	$69,862	$305,752	$—	$375,614

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

A. Senior Notes at 6.75% — (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 28, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(27)	$2,861	$(22,589)	$3,652	$(867)	$(16,970)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(654)	(3,043)	—	(3,697)
Capital expenditures	—	—	(747)	(2,866)	—	(3,613)
Proceeds from sale of assets	—	—	72,580	338	—	72,918
(Increase)/decrease in investment and advances	—	—	(4,417)	2,754	5,381	3,718
Increase in short-term investments	—	—	—	(2)	—	(2)

Net cash provided/(used) by Investing Activities	—	—	66,762	(2,819)	5,381	69,324

Cash Flows from Financing Activities
Decrease in short-term debt	—	—	—	(503)	—	(503)
Proceeds from long-term debt	—	—	—	18	—	18
Repayment of long-term debt	—	(10,000)	—	(3,603)	—	(13,603)
Other	27	7,139	31,074	(36,605)	(4,514)	(2,879)

Net cash provided/(used) by Financing Activities	27	(2,861)	31,074	(40,693)	(4,514)	(16,967)

Effect of exchange rate changes on cash and cash equivalents	—	—	356	4,058	—	4,414

Increase/(decrease) in cash and cash equivalents	—	—	75,603	(35,802)	—	39,801
Cash and Cash equivalents, beginning of period	—	—	19,614	324,691	—	344,305

Cash and Cash equivalents, end of period	$—	$—	$95,217	$288,889	$—	$384,106

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes

In May and June 2001, Foster Wheeler Ltd. issued 6.5% Convertible Subordinated Notes (“Convertible Notes”) due in 2007. The Convertible Notes are fully and unconditionally guaranteed by Foster Wheeler LLC, a 100% owned subsidiary of Foster Wheeler Ltd. Foster Wheeler LLC has assumed the obligation to fund the debt service. The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Foster Wheeler LLC because management does not believe that such separate financial statements and related disclosures would be material to investors. The following represents summarized condensed consolidating financial information as of March 26, 2004 and December 26, 2003 with respect to the financial position, and for the three months ended March 26, 2004 and March 28, 2003 for results of operations and for cash flows of the Company and its 100% owned and majority-owned subsidiaries.

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

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET
March 26, 2004
(in thousands of dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$375,614	$—	$375,614
Accounts and notes receivable, net	—	293,625	450,531	(221,714)	522,442
Contracts in process and inventories	—	—	127,184	—	127,184
Other current assets	—	—	67,756	—	67,756

Total current assets	—	293,625	1,021,085	(221,714)	1,092,996
Investments in subsidiaries and others	(880,374)	(934,655)	143,142	1,760,673	88,786
Land, buildings & equipment, net	—	—	303,606	—	303,606
Notes and accounts receivable — long-term	210,000	575,118	6,220	(785,058)	6,280
Intangible assets, net	—	—	121,301	—	121,301
Asbestos-related insurance recovery receivable	—	480,786	—	—	480,786
Other assets	—	24,726	300,462	—	325,188

TOTAL ASSETS	$(670,374)	$439,600	$1,895,816	$753,901	$2,418,943

LIABILITIES & SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$420	$85,473	$721,083	$(221,714)	$585,262
Estimated costs to complete long-term contracts	—	—	578,049	—	578,049
Other current liabilities	(52)	(1,085)	150,676	—	149,539

Total current liabilities	368	84,388	1,449,808	(221,714)	1,312,850
Corporate and other debt	—	326,912	67,731	—	394,643
Special-purpose project debt	—	—	115,735	—	115,735
Pension, postretirement and other employee benefits	—	—	303,961	—	303,961
Asbestos-related liability	—	502,287	—	—	502,287
Other long-term liabilities and minority interest	—	231,312	726,952	(785,058)	173,206
Subordinated Robbins obligations	—	—	112,003	—	112,003
Convertible subordinated notes	210,000	—	—	—	210,000
Subordinated deferrable interest debentures	—	175,000	—	—	175,000

TOTAL LIABILITIES	210,368	1,319,899	2,776,190	(1,006,772)	3,299,685

Common stock and paid in capital	242,613	242,613	242,613	(485,226)	242,613
Accumulated deficit	(815,352)	(814,909)	(814,984)	1,629,893	(815,352)
Accumulated other comprehensive loss	(308,003)	(308,003)	(308,003)	616,006	(308,003)

TOTAL SHAREHOLDERS’ DEFICIT	(880,742)	(880,299)	(880,374)	1,760,673	(880,742)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(670,374)	$439,600	$1,895,816	$753,901	$2,418,943

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET
December 26, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$364,095	$—	$364,095
Accounts and notes receivable, net	—	272,361	497,096	(213,043)	556,414
Contracts in process and inventories	—	—	173,293	—	173,293
Other current assets	—	—	80,574	—	80,574

Total current assets	—	272,361	1,115,058	(213,043)	1,174,376
Investments in subsidiaries and others	(872,080)	(919,588)	146,231	1,744,088	98,651
Land, buildings & equipment, net	—	—	309,615	—	309,615
Notes and accounts receivable — long-term	210,000	575,118	181,716	(960,058)	6,776
Intangible assets, net	—	—	122,689	—	122,689
Asbestos-related insurance recovery receivable	—	495,400	—	—	495,400
Other assets	—	28,478	270,545	—	299,023

TOTAL ASSETS	$(662,080)	$451,769	$2,145,854	$570,987	$2,506,530

LIABILITIES & SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$412	$78,278	$821,015	$(213,043)	$686,662
Estimated costs to complete long-term contracts	—	—	552,754	—	552,754
Other current liabilities	(52)	(1,085)	135,481	—	134,344

Total current liabilities	360	77,193	1,509,250	(213,043)	1,373,760
Corporate and other debt	—	328,163	67,939	—	396,102
Special-purpose project debt	—	—	119,281	—	119,281
Pension, postretirement and other employee benefits	—	—	295,133	—	295,133
Asbestos-related liability	—	526,200	—	—	526,200
Other long-term liabilities and minority interest	—	392,221	739,742	(960,058)	171,905
Subordinated Robbins obligations	—	—	111,589	—	111,589
Convertible subordinated notes	210,000	—	—	—	210,000
Preferred Trust Securities	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,360	1,323,777	3,017,934	(1,173,101)	3,378,970

Common stock and paid in capital	242,613	242,613	242,613	(485,226)	242,613
Accumulated deficit	(811,054)	(810,622)	(810,694)	1,621,316	(811,054)
Accumulated other comprehensive loss	(303,999)	(303,999)	(303,999)	607,998	(303,999)

TOTAL SHAREHOLDERS’ DEFICIT	(872,440)	(872,008)	(872,080)	1,744,088	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(662,080)	$451,769	$2,145,854	$570,987	$2,506,530

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended March 26, 2004
(in thousands of dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$666,359	$—	$666,359
Other income	3,413	14,095	35,955	(17,514)	35,949

Total revenues and other income	3,413	14,095	702,314	(17,514)	702,308
Cost of operating revenues	—	—	591,147	—	591,147
Selling, general and administrative expenses	—	—	57,184	—	57,184
Other deductions and minority interest	2	88	19,309	—	19,399
Interest expense*	3,419	17,708	21,819	(17,514)	25,432
Equity in net loss of subsidiaries	(4,290)	(586)	(3,701)	8,577	—

(Loss)/earnings before income taxes	(4,298)	(4,287)	9,154	8,577	9,146
Provision for income taxes	—	—	13,444	—	13,444

Net loss	(4,298)	(4,287)	(4,290)	8,577	(4,298)
Other comprehensive loss:
Foreign currency translation adjustment	(4,004)	(4,004)	(4,004)	8,008	(4,004)

Net comprehensive loss	$(8,302)	$(8,291)	$(8,294)	$16,585	$(8,302)

*	Includes interest expense on subordinated deferrable interest debentures of $4,792.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended March 28, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$784,092	$—	$784,092
Other income	3,413	13,696	31,170	(21,503)	26,776

Total revenues and other income	3,413	13,696	815,262	(21,503)	810,868
Cost of operating revenues	—	—	727,129	—	727,129
Selling, general and administrative expenses	—	—	51,740	—	51,740
Other deductions and minority interest	6	130	22,431	—	22,567
Interest expense*	3,434	14,058	25,805	(21,503)	21,794
Equity in net loss of subsidiaries	(19,793)	(19,296)	(492)	39,581	—

Loss before income taxes	(19,820)	(19,788)	(12,335)	39,581	(12,362)
Provision for income taxes	—	—	7,458	—	7,458

Net loss	(19,820)	(19,788)	(19,793)	39,581	(19,820)
Other comprehensive loss:
Foreign currency translation adjustments	(815)	(815)	(815)	1,630	(815)

Net comprehensive loss	$(20,635)	$(20,603)	$(20,608)	$41,211	$(20,635)

*	Includes mandatorily redeemable preferred security distributions of subsidiary trust of $4,372.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 26, 2004
(in thousands of dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(8)	$13,583	$26,470	$(10,477)	$29,568

Cash Flows from Investing Activities
Change in restricted cash	—	—	(20,700)	—	(20,700)
Capital expenditures	—	—	(1,759)	—	(1,759)
Proceeds from sale of properties	—	—	127	—	127
Increase in short-term investments	—	—	8,309	—	8,309

Net cash used by Investing Activities	—	—	(14,023)	—	(14,023)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(10,477)	10,477	—
Decrease in short-term debt	—	—	(121)	—	(121)
Repayment of long-term debt	—	(1,252)	(3,574)	—	(4,826)
Other	8	(12,331)	9,660	—	(2,663)

Net cash used by Financing Activities	8	(13,583)	(4,512)	10,477	(7,610)

Effect of exchange rate changes on cash and cash equivalents	—	—	3,584	—	3,584

Increase in cash and cash equivalents	—	—	11,519	—	11,519
Cash and Cash equivalents, beginning of period	—	—	364,095	—	364,095

Cash and Cash equivalents, end of period	$—	$—	$375,614	$—	$375,614

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 28, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(27)	$2,861	$(26,970)	$7,166	$(16,970)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(3,697)	—	(3,697)
Capital expenditures	—	—	(3,613)	—	(3,613)
Proceeds from sale of properties	—	—	72,918	—	72,918
Decrease in investment and advances	—	—	3,718	—	3,718
Increase in short-term investments	—	—	(2)	—	(2)

Net cash provided by Investing Activities	—	—	69,324	—	69,324

Cash Flows from Financing Activities
Decrease in short-term debt	—	—	(503)	—	(503)
Proceeds from long-term debt	—	—	18	—	18
Repayment of long-term debt	—	(10,000)	(3,603)	—	(13,603)
Other	27	7,139	(2,879)	(7,166)	(2,879)

Net cash provided/(used) by Financing Activities	27	(2,861)	(6,967)	(7,166)	(16,967)

Effect of exchange rate changes on cash and cash equivalents	—	—	4,414	—	4,414

Increase in cash and cash equivalents	—	—	39,801	—	39,801
Cash and Cash equivalents, beginning of period	—	—	344,305	—	344,305

Cash and Cash equivalents, end of period	$—	$—	$384,106	$—	$384,106

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

C. Preferred Trust Securities

On January 13, 1999, FW Preferred Capital Trust I (the “Capital Trust”), a Delaware Business Trust, which is a 100% indirectly owned finance subsidiary of the Company, consummated a $175,000 public offering of 7,000 Preferred Trust Securities (the “Trust Securities”). The Trust Securities, which are fully and unconditionally guaranteed by Foster Wheeler Ltd. and Foster Wheeler LLC, accrue cumulative distributions at an annual rate of 9%. The distributions are payable quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. The maturity date of the Trust Securities is January 15, 2029; however, the Capital Trust can redeem the Trust Securities on or after January 15, 2004.

The Capital Trust invested the proceeds from the sale of the Trust Securities in an equal principal amount of 9.0% Junior Subordinated Deferrable Interest Debentures of the Company due January 15, 2029 (the “Debentures”). The Company used the net proceeds to pay indebtedness under a revolving credit agreement. The Capital Trust distributes the quarterly cash payments it receives from the Company as interest on the Debentures to the Trust Securities security holders. The Company may defer interest on the Debentures for up to 20 consecutive quarterly periods. If this occurs, the Capital Trust will also defer distribution payments on the Trust Securities. In accordance with this provision, the Capital Trust deferred all quarterly distributions beginning with the distribution due on January 15, 2002.

Prior to December 27, 2003, the Capital Trust was consolidated in the financial statements of the Company and the Trust Securities were presented as mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures in the condensed consolidated balance sheet. The accumulated undistributed quarterly distributions were presented on the condensed consolidated balance sheet as deferred accrued mandatorily redeemable preferred security distributions of subsidiary trust. The distributions expense on the Trust Securities was presented as mandatorily redeemable preferred security distributions of subsidiary trust on the condensed consolidated statement of operations and comprehensive loss.

Effective March 26, 2004, the Company adopted FIN 46, “Consolidation of Variable Interest Entities,” for variable interest entities formed prior to February 1, 2003. In accordance with the provisions of FIN 46, the Company determined that (i) the Capital Trust is a variable interest entity and (ii) the Company is not the primary beneficiary. Accordingly, the Company de-consolidated the Capital Trust as of December 27, 2003. The Company’s condensed consolidated balance sheet now reflects the Company’s obligations to the Capital Trust as subordinated deferrable interest debentures and deferred accrued interest on subordinated deferrable interest debentures. The interest expense on the Debentures is presented on the condensed consolidated statement of operations and comprehensive loss as interest expense on subordinated deferrable interest debentures.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

Summarized below is the condensed financial information of the Capital Trust:

Balance Sheet Data:	March 26, 2004
Non-current assets — subordinated deferrable interest debentures, net of $138,600 valuation allowance	$36,400
Non-current assets — accrued interest on subordinated deferrable interest debentures, net of $42,813 valuation allowance	—
Long-term liabilities — mandatorily redeemable preferred trust securities	175,000
Long-term liability — deferred accrued mandatorily
redeemable preferred security distributions	42,813
Net assets	(181,413)

Income Statement Data for the three months:	March 26, 2004	March 28, 2003
Interest income on subordinated deferrable interest debentures	$—	$—
Decrease in valuation allowance	15,400	7,350
Mandatorily redeemable preferred security distributions	4,792	4,372
Net earnings	10,608	2,978

Cash Flow Data for the three months:	March 26, 2004
Cash flows from operating activities	$—
Cash flows from investing activities	—
Cash flows from financing activities	—

Capital Trust has established a valuation allowance on the subordinated deferrable interest debentures and related interest income receivable from Foster Wheeler LLC. The valuation allowance was based on Foster Wheeler LLC’s financial condition and its decision to exercise its right to defer payments on the debentures since January 15, 2002. The valuation allowance was determined using the market price of the mandatorily redeemable preferred trust securities which is deemed a proxy for the fair value of the subordinated deferrable interest debentures.

The following represents summarized condensed consolidating financial information as of March 26, 2004 with respect to the financial position, and for the three months ended March 26, 2004 for results of operations and for cash flows of the Company and its 100% owned and majority-owned subsidiaries. The following summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the guarantors because management does not believe that such separate financial statements and related disclosures would be material to investors.

The Foster Wheeler Ltd. column presents the parent company’s financial information. Foster Wheeler Ltd. and Foster Wheeler LLC are guarantors. The non-guarantor subsidiaries include Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.), the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other non-guarantor subsidiaries.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
March 26, 2004
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$375,614	$—	$375,614
Accounts and notes receivable, net	—	293,625	450,531	(221,714)	522,442
Contracts in process and inventories	—	—	127,184	—	127,184
Other current assets	—	—	67,756	—	67,756

Total current assets	—	293,625	1,021,085	(221,714)	1,092,996
Investments in subsidiaries and others	(880,374)	(934,655)	143,142	1,760,673	88,786
Land, buildings & equipment, net	—	—	303,606	—	303,606
Notes and accounts receivable — long-term	210,000	575,118	6,220	(785,058)	6,280
Intangible assets, net	—	—	121,301	—	121,301
Asbestos-related insurance recovery receivable	—	480,786	—	—	480,786
Other assets	—	24,726	300,462	—	325,188

TOTAL ASSETS	$(670,374)	$439,600	$1,895,816	$753,901	$2,418,943

LIABILITIES & SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$420	$85,473	$721,083	$(221,714)	$585,262
Estimated costs to complete long-term contracts	—	—	578,049	—	578,049
Other current liabilities	(52)	(1,085)	150,676	—	149,539

Total current liabilities	368	84,388	1,449,808	(221,714)	1,312,850
Corporate and other debt	—	326,912	67,731	—	394,643
Special-purpose project debt	—	—	115,735	—	115,735
Pension, postretirement and other employee benefits	—	—	303,961	—	303,961
Asbestos-related liability	—	502,287	—	—	502,287
Other long-term liabilities and minority interest	—	231,312	726,952	(785,058)	173,206
Subordinated Robbins obligations	—	—	112,003	—	112,003
Convertible subordinated notes	210,000	—	—	—	210,000
Subordinated deferrable interest debentures(*)	—	175,000	—	—	175,000

TOTAL LIABILITIES	210,368	1,319,899	2,776,190	(1,006,772)	3,299,685

Common stock and paid in capital	242,613	242,613	242,613	(485,226)	242,613
Accumulated deficit	(815,352)	(814,909)	(814,984)	1,629,893	(815,352)
Accumulated other comprehensive loss	(308,003)	(308,003)	(308,003)	616,006	(308,003)

TOTAL SHAREHOLDERS’ DEFICIT	(880,742)	(880,299)	(880,374)	1,760,673	(880,742)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(670,374)	$439,600	$1,895,816	$753,901	$2,418,943

(*)	The subordinated deferrable interest debentures are due to the Capital Trust.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended March 26, 2004
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$666,359	$—	$666,359
Other income	3,413	14,095	35,955	(17,514)	35,949

Total revenues and other income	3,413	14,095	702,314	(17,514)	702,308
Cost of operating revenues	—	—	591,147	—	591,147
Selling, general and administrative expenses	—	—	57,184	—	57,184
Other deductions and minority interest	2	88	19,309	—	19,399
Interest expense*	3,419	17,708	21,819	(17,514)	25,432
Equity in net loss of subsidiaries	(4,290)	(586)	(3,701)	8,577	—

(Loss)/earnings before income taxes	(4,298)	(4,287)	9,154	8,577	9,146
Provision for income taxes	—	—	13,444	—	13,444

Net loss	(4,298)	(4,287)	(4,290)	8,577	(4,298)
Other comprehensive loss:
Foreign currency translation adjustment	(4,004)	(4,004)	(4,004)	8,008	(4,004)

Net comprehensive loss	$(8,302)	$(8,291)	$(8,294)	$16,585	$(8,302)

*	Includes interest expense on subordinated deferrable interest debentures of $4,792.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 26, 2004
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(8)	$13,583	$26,470	$(10,477)	$29,568

Cash Flows from Investing Activities
Change in restricted cash	—	—	(20,700)	—	(20,700)
Capital expenditures	—	—	(1,759)	—	(1,759)
Proceeds from sale of properties	—	—	127	—	127
Increase in short-term investments	—	—	8,309	—	8,309

Net cash used by Investing Activities	—	—	(14,023)	—	(14,023)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(10,477)	10,477	—
Decrease in short-term debt	—	—	(121)	—	(121)
Repayment of long-term debt	—	(1,252)	(3,574)	—	(4,826)
Other	8	(12,331)	9,660	—	(2,663)

Net cash used by Financing Activities	8	(13,583)	(4,512)	10,477	(7,610)

Effect of exchange rate changes on cash and cash equivalents	—	—	3,584	—	3,584

Increase in cash and cash equivalents	—	—	11,519	—	11,519
Cash and Cash equivalents, beginning of period	—	—	364,095	—	364,095

Cash and Cash equivalents, end of period	$—	$—	$375,614	$—	$375,614

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

As previously noted, the Capital Trust was consolidated in the financial statements of the Company prior to December 27, 2003. Accordingly, the Trust Securities were presented as mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures in the condensed consolidated balance sheet. The accumulated undistributed quarterly distributions were presented on the condensed consolidated balance sheet as deferred accrued mandatorily redeemable preferred security distributions of subsidiary trust. The distributions expense on the Trust Securities was presented as mandatorily redeemable preferred security distributions of subsidiary trust on the condensed consolidated statement of operations and comprehensive loss.

The following represents summarized condensed consolidating financial information as of December 26, 2003 with respect to the financial position, and for the three months ended March 28, 2003 for results of operations and for cash flows of the Company and its 100% owned and majority-owned subsidiaries. The following summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the 100% indirectly owned subsidiary guarantor and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors.

The Foster Wheeler Ltd. column presents the parent company’s financial information. Foster Wheeler Ltd. is also a guarantor. The FW Preferred Capital Trust column presents the financial information of the issuer. The Guarantor Subsidiary column presents the financial information of Foster Wheeler LLC, but excludes that of Foster Wheeler Ltd., which is separately presented. The non-guarantor subsidiaries include Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.), the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other non-guarantor subsidiaries.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 26, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$—	$364,095	$—	$364,095
Accounts and notes receivable, net	—	—	272,361	497,096	(213,043)	556,414
Contracts in process and inventories	—	—	—	173,293	—	173,293
Other current assets	—	—	—	80,574	—	80,574

Total current assets	—	—	272,361	1,115,058	(213,043)	1,174,376
Investments in subsidiaries and others	(872,080)	—	(919,588)	146,231	1,744,088	98,651
Land, buildings & equipment, net	—	—	—	309,615	—	309,615
Notes and accounts receivable — long-term	210,000	175,000	575,118	6,716	(960,058)	6,776
Intangible assets, net	—	—	—	122,689	—	122,689
Asbestos-related insurance recovery receivable	—	—	495,400	—	—	495,400
Other assets	—	—	28,478	270,545	—	299,023

TOTAL ASSETS	$(662,080)	$175,000	$451,769	$1,970,854	$570,987	$2,506,530

LIABILITIES & SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$412	$—	$78,278	$821,015	$(213,043)	$686,662
Estimated costs to complete long-term contracts	—	—	—	552,754	—	552,754
Other current liabilities	(52)	—	(1,085)	135,481	—	134,344

Total current liabilities	360	—	77,193	1,509,250	(213,043)	1,373,760
Corporate and other debt	—	—	328,163	67,939	—	396,102
Special-purpose project debt	—	—	—	119,281	—	119,281
Pension, postretirement and other employee benefits	—	—	—	295,133	—	295,133
Asbestos-related liability	—	—	526,200	—	—	526,200
Other long-term liabilities and minority interest	—	—	392,221	739,742	(960,058)	171,905
Subordinated Robbins obligations	—	—	—	111,589	—	111,589
Convertible subordinated notes	210,000	—	—	—	—	210,000
Subordinated debt	—	175,000	—	—	—	175,000

TOTAL LIABILITIES	210,360	175,000	1,323,777	2,842,934	(1,173,101)	3,378,970

Common stock and paid in capital	242,613	—	242,613	242,613	(485,226)	242,613
Accumulated deficit	(811,054)	—	(810,622)	(810,694)	1,621,316	(811,054)
Accumulated other comprehensive loss	(303,999)	—	(303,999)	(303,999)	607,998	(303,999)

TOTAL SHAREHOLDERS’ DEFICIT	(872,440)	—	(872,008)	(872,080)	1,744,088	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(662,080)	$175,000	$451,769	$1,970,854	$570,987	$2,506,530

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended March 28, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$784,092	$—	$784,092
Other income	3,413	4,372	13,696	26,798	(21,503)	26,776

Total revenues and other income	3,413	4,372	13,696	810,890	(21,503)	810,868
Cost of operating revenues	—	—	—	727,129	—	727,129
Selling, general and administrative expenses	—	—	—	51,740	—	51,740
Other deductions and minority interest	6	—	130	22,431	—	22,567
Interest expense*	3,434	4,372	14,058	21,433	(21,503)	21,794
Equity in net loss of subsidiaries	(19,793)	—	(19,296)	(492)	39,581	—

Loss before income taxes	(19,820)	—	(19,788)	(12,335)	39,581	(12,362)
Provision for income taxes	—	—	—	7,458	—	7,458

Net loss	(19,820)	—	(19,788)	(19,793)	39,581	(19,820)
Other comprehensive loss:
Foreign currency translation adjustments	(815)	—	(815)	(815)	1,630	(815)

Net comprehensive loss	$(20,635)	$—	$(20,603)	$(20,608)	$41,211	$(20,635)

*	Includes mandatorily redeemable preferred security distributions of subsidiary trust of $4,372.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 28, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(27)	$—	$2,861	$(26,970)	$7,166	$(16,970)

Cash Flows from Investing Activities
Change in restricted cash	—	—	—	(3,697)	—	(3,697)
Capital expenditures	—	—	—	(3,613)	—	(3,613)
Proceeds from sale of properties	—	—	—	72,918	—	72,918
Increase in investment and advances	—	—	—	3,718	—	3,718
Increase in short-term investments	—	—	—	(2)	—	(2)

Net cash provided by Investing Activities	—	—	—	69,324	—	69,324

Cash Flows from Financing Activities
Decrease in short-term debt	—	—	—	(503)	—	(503)
Proceeds from long-term debt	—	—	—	18	—	18
Repayment of long-term debt	—	—	(10,000)	(3,603)	—	(13,603)
Other	27	—	7,139	(2,879)	(7,166)	(2,879)

Net cash provided/(used) by Financing Activities	27	—	(2,861)	(6,967)	(7,166)	(16,967)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	4,414	—	4,414

Increase in cash and cash equivalents	—	—	—	39,801	—	39,801
Cash and Cash equivalents, beginning of year	—	—	—	344,305	—	344,305

Cash and Cash equivalents, end of year	$—	$—	$—	$384,106	$—	$384,106

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

D. Proposed 10.5% Senior Secured Notes due 2011

Under the terms of Foster Wheeler LLC’s proposed exchange offer, Foster Wheeler LLC plans to issue 10.5% Senior Secured Notes due 2011 in exchange for a portion of its Senior Notes at 6.75% due 2005.

The proposed 10.5% Senior Secured Notes are to be fully and unconditionally guaranteed by Foster Wheeler Ltd. and the following 100% owned companies: Continental Finance Company Ltd., Energy Holdings, Inc., Equipment Consultants, Inc., Financial Services S.a.r.l., Foster Wheeler Holdings, Ltd., Foster Wheeler Asia Limited, Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, FW Energie B.V., Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Enviresponse, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Europe Limited, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler Intercontinental Corporation, Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler Middle East Corporation, Foster Wheeler North America Corp. (“formerly known as Foster Wheeler Power Group, Inc.), Foster Wheeler Power Corporation, Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Hungary Licensing Limited Liability Company, FW Mortshal, Inc., HFM International, Inc., PGI Holdings, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc. and Perryville III Trust. Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC and each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly owned subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. The following represents summarized condensed consolidating financial information as of March 26, 2004 and December 26, 2003 with respect to the financial position, and for the three months ended March 26, 2004 and March 28, 2003 for results of operations and for cash flows of the Company and its 100% owned and majority-owned subsidiaries.

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

Under the terms of the proposed 10.5% Senior Secured Notes, the Company has the option to add other wholly owned subsidiaries as guarantors in the future to avoid increases in the interest rate. The interest rate could increase up to 1% should the Company elect not to provide the additional guarantor subsidiaries.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

D. Proposed 10.5% Senior Secured Notes due 2011 — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
March 26, 2004
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$70,401	$305,213	$—	$375,614
Accounts and notes receivable, net	—	293,625	148,063	704,198	(623,444)	522,442
Contracts in process and inventories	—	—	49,190	86,840	(8,846)	127,184
Investment and advances	—	—	64,614	—	(64,614)	—
Other current assets	—	—	3,649	64,107	—	67,756

Total current assets	—	293,625	335,917	1,160,358	(696,904)	1,092,996
Investments in subsidiaries and others	(880,374)	(934,655)	366,294	129,069	1,408,452	88,786
Land, buildings & equipment, net	—	—	62,427	241,179	—	303,606
Notes and accounts receivable - long-term	210,000	575,118	114,327	77,009	(970,174)	6,280
Intangible assets, net	—	—	100,993	20,308	—	121,301
Asbestos-related insurance recovery receivable	—	480,786	—	—	—	480,786
Other assets	—	24,726	82,449	218,013	—	325,188

TOTAL ASSETS	$(670,374)	$439,600	$1,062,407	$1,845,936	$(258,626)	$2,418,943

LIABILITIES & SHAREHOLDERS’ (DEFICIT)/EQUITY
Accounts payable and accrued expenses	$420	$85,473	$692,549	$439,110	$(632,290)	$585,262
Estimated costs to complete long-term contracts	—	—	149,218	428,831	—	578,049
Other current liabilities	(52)	(1,085)	23,276	127,400	—	149,539

Total current liabilities	368	84,388	865,043	995,341	(632,290)	1,312,850
Corporate and other debt	—	326,912	44,239	23,492	—	394,643
Special-purpose project debt	—	—	—	115,735	—	115,735
Pension, postretirement and other employee benefits	—	—	219,890	84,071	—	303,961
Asbestos-related liability	—	502,287	—	—	—	502,287
Other long-term liabilities and minority interest	—	231,312	701,606	225,612	(985,324)	173,206
Subordinated Robbins obligations	—	—	112,003	—	—	112,003
Convertible subordinated notes	210,000	—	—	—	—	210,000
Subordinated deferred interest debentures	—	175,000	—	—	—	175,000

TOTAL LIABILITIES	210,368	1,319,899	1,942,781	1,444,251	(1,617,614)	3,299,685

Common stock and paid-in capital	242,613	242,613	242,613	441,497	(926,723)	242,613
Accumulated deficit	(815,352)	(814,909)	(814,984)	158,210	1,471,683	(815,352)
Accumulated other comprehensive loss	(308,003)	(308,003)	(308,003)	(198,022)	814,028	(308,003)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(880,742)	(880,299)	(880,374)	401,685	1,358,988	(880,742)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(670,374)	$439,600	$1,062,407	$1,845,936	$(258,626)	$2,418,943

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

D. Proposed 10.5% Senior Secured Notes due 2011 — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 26, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$33,161	$330,934	$—	$364,095
Accounts and notes receivable, net	—	272,361	113,559	777,142	(606,648)	556,414
Contracts in process and inventories	—	—	121,527	60,876	(9,110)	173,293
Investment and advances	—	—	88,641	—	(88,641)	—
Other current assets	—	—	4,359	76,215	—	80,574

Total current assets	—	272,361	361,247	1,245,167	(704,399)	1,174,376
Investments in subsidiaries and others	(872,080)	(919,588)	375,116	138,896	1,376,307	98,651
Land, buildings & equipment, net	—	—	64,315	245,300	—	309,615
Notes and accounts receivable - long-term	210,000	575,118	114,508	258,490	(1,151,340)	6,776
Intangible assets, net	—	—	101,664	21,025	—	122,689
Asbestos-related insurance recovery receivable	—	495,400	—	—	—	495,400
Subordinated debt	—	28,478	83,898	186,647	—	299,023

TOTAL ASSETS	$(662,080)	$451,769	$1,100,748	$2,095,525	$(479,432)	$2,506,530

LIABILITIES & SHAREHOLDERS’ (DEFICIT)/EQUITY
Accounts payable and accrued expenses	$412	$78,278	$706,397	$517,333	$(615,758)	$686,662
Estimated costs to complete long-term contracts	—	—	162,168	390,586	—	552,754
Other current liabilities	(52)	(1,085)	14,385	121,096	—	134,344

Total current liabilities	360	77,193	882,950	1,029,015	(615,758)	1,373,760
Corporate and other debt	—	328,163	44,120	23,819	—	396,102
Special-purpose project debt	—	—	—	119,281	—	119,281
Pension, postretirement and other employee benefits	—	—	216,281	78,852	—	295,133
Asbestos-related liability	—	526,200	—	—	—	526,200
Other long-term liabilities and minority interest	—	392,221	717,888	228,401	(1,166,605)	171,905
Subordinated Robbins obligations	—	—	111,589	—	—	111,589
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,360	1,323,777	1,972,828	1,654,368	(1,782,363)	3,378,970

Common stock and paid-in capital	242,613	242,613	242,613	465,451	(950,677)	242,613
Accumulated deficit	(811,054)	(810,622)	(810,694)	174,312	1,447,004	(811,054)
Accumulated other comprehensive loss	(303,999)	(303,999)	(303,999)	(198,606)	806,604	(303,999)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(872,440)	(872,008)	(872,080)	441,157	1,302,931	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(662,080)	$451,769	$1,100,748	$2,095,525	$(479,432)	$2,506,530

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

D. Proposed 10.5% Senior Secured Notes due 2011 — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended March 26, 2004
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$136,425	$553,092	$(23,158)	$666,359
Other income	3,413	14,095	21,634	25,728	(28,921)	35,949

Total revenues and other income	3,413	14,095	158,059	578,820	(52,079)	702,308

Cost of operating revenues	—	—	108,478	505,827	(23,158)	591,147
Selling, general and administrative expenses	—	—	19,974	37,210	—	57,184
Other deductions and minority interest	2	88	13,053	12,939	(6,683)	19,399
Interest expense *	3,419	17,708	21,754	4,789	(22,238)	25,432
Equity in net (loss)/earnings of subsidiaries	(4,290)	(586)	1,469	—	3,407	—

(Loss)/earnings before income taxes	(4,298)	(4,287)	(3,731)	18,055	3,407	9,146
Provision for income taxes	—	—	559	12,885	—	13,444

Net (loss)/earnings	(4,298)	(4,287)	(4,290)	5,170	3,407	(4,298)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(4,004)	(4,004)	(4,004)	584	7,424	(4,004)

Net comprehensive (loss)/income	$(8,302)	$(8,291)	$(8,294)	$5,754	$10,831	$(8,302)

*	Includes interest expense on subordinated deferrable interest debentures of $4,792.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

D. Proposed 10.5% Senior Secured Notes due 2011 — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended March 28, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$263,681	$544,482	$(24,071)	$784,092
Other income	3,413	13,696	23,137	16,348	(29,818)	26,776

Total revenues and other income	3,413	13,696	286,818	560,830	(53,889)	810,868
Cost of operating revenues	—	—	257,551	493,649	(24,071)	727,129
Selling, general and administrative expenses	—	—	25,105	26,635	—	51,740
Other deductions and minority interest	6	130	17,352	10,826	(5,747)	22,567
Interest expense *	3,434	14,058	18,328	10,045	(24,071)	21,794
Equity in net loss of subsidiaries	(19,793)	(19,296)	12,401	—	26,688	—

(Loss)/earnings before income taxes	(19,820)	(19,788)	(19,117)	19,675	26,688	(12,362)
Provision for income taxes	—	—	676	6,782	—	7,458

Net (loss)/earnings	(19,820)	(19,788)	(19,793)	12,893	26,688	(19,820)
Other comprehensive loss:
Foreign currency translation adjustment	(815)	(815)	(815)	(2,672)	4,302	(815)

Net comprehensive (loss)/income	$(20,635)	$(20,603)	$(20,608)	$10,221	$30,990	$(20,635)

* Includes mandatorily redeemable preferred security distributions of subsidiary trust of $4,372.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

D. Proposed 10.5% Senior Secured Notes due 2011 — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 26, 2004
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by
Operating Activities	$(8)	$13,583	$9,465	$25,832	$(19,304)	$29,568

Cash Flows from Investing Activities
Change in restricted cash	—	—	—	(20,700)	—	(20,700)
Capital expenditures	—	—	605	(2,364)	—	(1,759)
Proceeds from sale of assets	—	—	(6)	133	—	127
(Increase)/decrease in investment and advances	—	—	24,103	(24,103)	—	—
Increase in short-term investments	—	—	—	8,309	—	8,309

Net cash provided/(used) by
Investing Activities	—	—	24,702	(38,725)	—	(14,023)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(19,304)	19,304	—
Decrease in short-term debt	—	—	—	(121)	—	(121)
Proceeds from long-term debt	—	—	—	—	—	—
Repayment of long-term debt	—	(1,252)		(3,574)	—	(4,826)
Other	8	(12,331)	3,083	6,577	—	(2,663)

Net cash provided/(used) by
Financing Activities	8	(13,583)	3,083	(16,422)	19,304	(7,610)

Effect of exchange rate changes on cash and cash equivalents	—	—	(10)	3,594	—	3,584

Increase/(decrease) in cash and cash equivalents	—	—	37,240	(25,721)	—	11,519
Cash and Cash equivalents, beginning of period	—	—	33,161	330,934	—	364,095

Cash and Cash equivalents, end of period	$—	$—	$70,401	$305,213	$—	$375,614

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

D. Proposed 10.5% Senior Secured Notes due 2011 — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 28, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by
Operating Activities	$(27)	$2,861	$(25,975)	$15,932	$(9,761)	$(16,970)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(654)	(3,043)	—	(3,697)
Capital expenditures	—	—	(747)	(2,866)	—	(3,613)
Proceeds from sale of assets	—	—	72,580	338	—	72,918
(Increase)/decrease in investment and advances	—	—	(4,417)	2,754	5,381	3,718
Increase in short-term investments	—	—	—	(2)	—	(2)

Net cash provided/(used) by Investing Activities	—	—	66,762	(2,819)	5,381	69,324

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(8,894)	8,894	—
Decrease in short-term debt	—	—	—	(503)	—	(503)
Proceeds from long-term debt	—	—	—	18	—	18
Repayment of long-term debt	—	(10,000)	—	(3,603)	—	(13,603)
Other	27	7,139	35,691	(41,222)	(4,514)	(2,879)

Net cash provided/(used) by
Financing Activities	27	(2,861)	35,691	(54,204)	4,380	(16,967)

Effect of exchange rate changes on cash and cash equivalents	—	—	356	4,058	—	4,414

Increase/(decrease) in cash and cash equivalents	—	—	76,834	(37,033)	—	39,801
Cash and Cash equivalents, beginning of period	—	—	20,805	323,500	—	344,305

Cash and Cash equivalents, end of period	$—	$—	$97,639	$286,467	$—	$384,106

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

7. Equity Interests

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

	March 26, 2004		December 26, 2003

	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Balance Sheet Data:
Current assets	$103,228	$9,920	$95,977	$23,891
Other assets (primarily buildings and equipment)	383,519	182,675	409,267	185,315
Current liabilities	40,305	14,086	32,735	17,188
Other liabilities (primarily long-term debt)	361,849	116,874	385,047	121,362
Net assets	84,593	61,635	87,462	70,656

	March 26, 2004		March 28, 2003

	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Income Statement Data for three months:
Total revenues	$63,050	$9,923	$48,688	$9,560
Gross earnings	15,688	5,198	13,792	5,257
Income before income taxes	11,162	2,617	7,492	2,579
Net earnings	6,754	2,059	4,215	2,141

As of March 26, 2004, the Company’s share of the net earnings and investment in the equity affiliates totaled $4,653 and $88,786 respectively. Dividends of $9,090 and $43 were received during the first three months of 2004 and 2003, respectively. The Company has guaranteed certain performance obligations of these projects. The Company’s average contingent obligations under these guarantees are approximately $2,700 per year for the four projects in total. The Company has provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the Chilean Project be insufficient to cover the debt service payments. No amount has been drawn under the letter of credit.

8. Guarantees and Warranties

The Company has provided indemnifications to third parties relating to businesses and/or assets the Company previously owned. Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by the Company prior to the sale.

	Maximum Potential Payment	Carrying Amount of Liability as of March 26, 2004	Carrying Amount of Liability as of March 28, 2003

Environmental indemnifications	No limit	$5,500	$6,400
Tax indemnifications	No limit	$0	$0

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

8. Guarantees and Warranties — (Continued)

The Company provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures throughout the warranty period.

	First Quarter 2004	First Quarter 2003

Balance beginning of quarter	$131,600	$81,900
Accruals	5,500	11,000
Settlements	(3,200)	(2,600)
Adjustments to provisions	(1,300)	(6,100)

Balance end of quarter	$132,600	$84,200

9. Income Taxes

The difference between the statutory and effective tax rates for the first three months of 2004 and 2003 results predominately from taxable income in certain jurisdictions (primarily non-U.S.) combined with a valuation allowance offsetting other loss benefits in other jurisdictions (primarily non-U.S.).

If the Company completes the proposed exchange offer as discussed in Note 1, it will be subject to substantial limitations on the use of pre-change losses and credits to offset U.S. federal taxable income in any post-change year. Since a valuation allowance has already been reflected to offset these losses and credits, this limitation will not result in a significant write-off by the Company.

10. Sale of Certain Business Assets

On March 7, 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, for sales proceeds then approximating $72,000. The Company recognized a gain of $15,300 on the sale, which was recorded in other income in the first quarter of 2003. The Company also retained approximately $8,000 of cash on hand at the time of the asset sale. The sales proceeds were subject to adjustment based on a net worth calculation to be finalized subsequent to the sale. During the third quarter 2003, the Company and the buyer agreed on a final net worth calculation that resulted in the Company returning $4,500 of the sales proceeds to the buyer over a six month time period. A total of $3,000 was returned by year-end 2003 and $1,500 was paid in February 2004. The net worth agreement had no impact on the pretax gain previously disclosed.

On March 31, 2003, the Company sold its interest in a corporate office building for net proceeds of approximately $7,900, which approximated the value of the Company’s investment. With the completion of this transaction, $1,445 of the net proceeds were used to prepay principal outstanding under the Senior Credit Facility in accordance with the terms of the facility as described in Note 1.

The Company entered into an agreement in the first quarter of 2004 to sell a domestic corporate office building for estimated net cash proceeds of $17,000, which approximates carrying value. The Company recorded an impairment loss of $15,100 on this building in the third quarter of 2003 in anticipation of a sale. The carrying value of the building, which is held for sale, is included in land, buildings, and equipment on the condensed consolidated balance sheet. The sale closed in the second quarter 2004 and generated net cash proceeds of $16,400. Of this amount, 50% has been repaid to the Senior Credit Facilities’ lenders in the second quarter 2004.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

10. Sale of Certain Business Assets — (Continued)

In the first quarter of 2004, the Company, through a joint venture company, sold the development rights to a power project in Europe. The Company recorded a gain on the sale of $10,500, which was recorded in other income on the condensed consolidated statement of operations and comprehensive loss.

11. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit cost for the three months ended March 26, 2004 and March 28, 2003 are as follows:

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

Service Cost	$9,553	$4,979	$106	$185
Interest Cost	9,094	11,480	1,379	2,301
Expected return on plan assets	(11,714)	(9,472)	—	—
Amortization of transition assets	19	17	(3)	—
Amortization of prior service cost	427	418	(1,186)	(371)
Other	5,273	7,919	658	(835)

SFAS No. 87 - Net periodic pension cost	$12,652	$15,341	$954	$1,280
SFAS No. 88 - Cost	—	277	—	—

Total net periodic pension cost	$12,652	$15,618	$954	$1,280

The Company disclosed in its financial statements for the year ended December 26, 2003, that it expected to contribute $64,700 to its foreign and domestic pension plans in the year 2004. The Company currently projects that the expected pension contribution for 2004 for its domestic pension plans now approximates $29,200 as compared to $37,000 included in the estimate at December 26, 2003. The reduction is primarily the result of new pension funding legislation enacted in the United States. As of March 26, 2004, $7,500 of that contribution has been made.

Back to Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands of dollars, except per share amounts)

The following is Management’s Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of the Company for the periods indicated below. This Management’s Discussion and Analysis and other sections of this Report on Form 10-Q contain forward-looking statements that are based on management’s assumptions, expectations and projections about the various industries within which the Company operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Company cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements such as: changes in the rate of worldwide economic growth in the major international economies; changes in investment by the power, oil and gas, pharmaceutical, chemical/petrochemical and environmental industries; changes in financial condition of customers; changes in regulatory environment; changes in project design or schedules; contract cancellations; changes in trade, monetary and fiscal policies worldwide; currency fluctuations; war or terrorist attacks on facilities either owned or where equipment or services are or may be provided; outcomes of pending and future litigation including litigation regarding the Company’s liability for damages and insurance coverage for asbestos exposure; protection and validity of patents and other intellectual property rights and increasing competition by foreign and domestic companies; monetization of certain facilities; and recoverability of claims against customers.

This discussion and analysis should be read in conjunction with the financial statements included on this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 26, 2003.

Overview

The accompanying condensed consolidated financial statements and management’s discussion and analysis herein are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern (see “Liquidity and Capital Resources” and Note 1 to the condensed consolidated financial statements for additional going concern information).

The Company operates through two main business groups – the Engineering & Construction Group (“E & C”), and the Energy Group (“Energy”). The corporate center and certain legacy liabilities (e.g. corporate debt) are included in the Corporate and Finance Group (“C & F”).

The global markets in which the Company operates are largely dependent on overall economic growth and continue to be highly competitive. Consolidated new orders and backlog have declined from recent years, but performance on existing contracts is profitable (see the Energy Group and Engineering & Construction Group discussions for additional details).

Many of the Company’s contracts contain lump-sum prices and management expects that the number of lump-sum contracts and the number of countries where these projects will be executed will increase in the future. Lump-sum contracts are inherently risky because the Company agrees to the selling price at the time it enters into the contracts. Costs and execution schedules are based on estimates, and management assumes substantially all of the risks associated with completing the project as well as the post-completion warranty obligations. For the quarter ended March 26, 2004, a charge of approximately $24,600 was recorded on a lump-sum contract. For the quarter ended March 28, 2003, charges of approximately $16,100 primarily on lump-sum contracts were recorded. The Company established a Project Risk Management Group (“PRMG”) in the second quarter of 2002 to be responsible for reviewing proposals and work that has been contracted to evaluate the levels of risk acceptable to the Company.

During the first quarter of 2004, the Company continued its restructuring activities. On May 4, 2004 the Company filed an amended registration statement for the proposed equity for debt exchange offer. The Company’s goal is to complete the exchange offer by mid- June 2004.

Back to Index

The Company reported a net loss for the first quarter 2004 of $4,300. The E & C companies and the North American Power business were profitable during the quarter despite the fact that the domestic U.S. power business continues to operate in a depressed power market. Management believes the turnaround of its domestic power business resulted, in part, from changes in the unit’s management team, as well as from the benefits obtained from the 2002 initiatives that focused on cost reductions and the way the Company plans and executes projects in the field. However, the European power business reported a loss largely because of a $24,600 loss on a lump-sum project in Europe.

New orders booked for the quarter increased 32% compared to the first quarter of 2003. Unfilled orders declined as revenues exceeded the new orders booked during the quarter. Increasing the level of new bookings remains one of management’s top priorities for 2004.

The number of new asbestos claims received during the quarter declined from the number received in the fourth quarter 2003 and the Company continued its strategy of settling with asbestos insurance carriers by monetizing policies or arranging coverage in place agreements. Two such settlements occurred in the first quarter of 2004.

The net loss for the quarter included an $11,700 pretax (and after-tax) gain on settlements with asbestos insurance carriers, and a $10,500 pretax gain ($6,600 after-tax) on the sale of development rights for a power project in Italy. While the sale of the power project development rights is recorded as a one-time gain, the business in Italy has historically developed and sold such project rights, and is continuing to actively develop other project rights that are expected to be offered for sale in the future.

Expenses primarily from professional advisors working on the Company’s restructuring continued to be significant during the quarter and are expected to continue until the restructuring is completed. Management expects the level of costs to decline in the second half of the year, but anticipates the need to continue certain advisory services in the third and fourth quarters.

Cash and cash equivalents, short-term investments, and restricted cash totaled $453,800 at March 26, 2004. This reflects an increase of $23,600 for the first quarter 2004.

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

Commercial operations under a retained Environmental contract commenced in January 2004. The Company funded the construction of this project which processes spent nuclear waste for the U.S. Department of Energy. Capital recovery and operating revenues are generated as the plant processes the waste materials. This project successfully processed sufficient quantities of material during the first quarter to recover all the capital recovery originally forecast to be received during the first nine months of 2004.

Management continues to forecast that sufficient cash will be available to fund the Company’s U.S. and foreign working capital needs throughout 2004. As with any forecast, there can be no assurance that the cash amounts realized and/or timing of the cash flows will match the Company’s forecast. See “Liquidity and Capital Resources” for additional details.

As part of its debt restructuring plan, the Company and certain of its subsidiaries filed an amended registration statement with the Securities and Exchange Commission (“SEC”) on April 12, 2004 and on May 4, 2004, relating to an exchange offer for all of the existing $175,000 trust preferred securities, $210,000 Convertible Subordinated Notes (“Convertible Notes”), $113,700 Subordinated Robbins Exit Funding Obligations (“Robbins Bonds”), and $200,000 2005 Senior Notes (the “Senior Notes”) due 2005.

Back to Index

On February 5, 2004, the Company announced, in support of its restructuring activities, that a number of institutional investors committed to provide $120,000 of new financing in a private transaction to the Company to replace the current term loan and the revolving credit facility portions of its Senior Credit Facility. This commitment is contingent upon the completion of the proposed exchange offer. Additionally, the Company has discontinued its previously announced plans to divest one of its European operating units.

The total amount of debt and preferred trust securities subject to the proposed exchange offer is approximately $700,000. Interest expense incurred on this debt in 2003 totaled approximately $55,000. The Company expects to offer a mix of equity as well as debt with longer maturities in exchange for these securities. The Company anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer; however, the Company may not complete the exchange offer on acceptable terms, or at all, which could have a material adverse impact on the Company’s operations.

The Company may not be able to complete the restructuring plan on acceptable terms, or at all, which could have a material adverse impact on the Company’s operations.

Results of Operations

Three months ended March 26, 2004 compared to the three months ended March 28, 2003

	Three Months Ended

	March 26, 2004	March 28, 2003

Revenues	$702,300	$810,900

Earnings/(loss) before tax	$9,100	$(12,400)

Net loss	$(4,300)	$(19,800)

In the three months ended March 26, 2004 and March 28, 2003, the Company recorded net pretax charges of $12,100 and $19,200, respectively. These charges and (gains) are separately identified below to provide for a better comparison of results.

	Three months ended March 26, 2004				Three months ended March 28, 2003

	E & C	Energy	C&F	Total	E & C	Energy	C&F	Total

1) (Gains) on asbestos settlements	$—	$—	$(11,700)	$(11,700)	$—	$—	$—	$—
2) (Gains) on sale of assets	(10,500)	—	—	(10,500)	(15,300)	—	—	(15,300)
3) Re-evaluation of contract cost estimates	—	24,600	—	24,600	21,100	(5,000)	—	16,100
4) Restructuring and credit agreement costs	—	—	9,300	9,300	—	—	10,400	10,400
5) Severance cost	400	—	—	400	2,800	3,300	100	6,200
6) Legal settlements and other provisions	—	—	—	—	—	—	1,800	1,800

Total	$(10,100)	$24,600	$(2,400)	$12,100	$8,600	$(1,700)	$12,300	$19,200

(1)
In March 2004, the Company entered into a settlement and release agreement that resolves asbestos coverage litigation with two asbestos insurance carriers. The Company recorded a gain on settlement of $11,700, which was recorded in other income.

(2)
In the first quarter of 2004, the Company, through a joint venture company, sold the development rights to a power project in Europe. The Company recorded a gain on the sale of $10,500, which was recorded in other income. In the first quarter of 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, resulting in a net gain of $15,300, which was recorded in other income.

(3)
The charge in 2004 relates to reserves recorded on a lump-sum project in Europe. The net charge in 2003 relates to reserves recorded on two government contracts retained by Environmental totaling $21,100, partially offset by the reduction of a project reserve of $5,000, which was no longer required in the Energy Group.

(4)	Costs of $9,300 and $10,400 for the first quarters of 2004 and 2003, respectively, were recorded in other deductions for restructuring activities and credit agreement costs.

Back to Index

(5)	Severance costs were recorded in cost of operating revenues for the E&C and Energy Groups and in selling, general and administrative expenses for the C&F Group.
(6)	The charges represent accruals for legal costs and were recorded in other deductions.

Consolidated Operating Revenues
March 26, 2004	March 28, 2003	$ Change	% Change

$666,400	$784,100	$(117,700)	-15.0%

The decline in consolidated operating revenues is primarily due to the Energy Group’s North American operating unit where a major project completed in 2003 has not been replaced in 2004. See the individual group discussions for additional details.

Consolidated Gross Earnings from Operations

March 26, 2004	March 28, 2003	$ Change	% Change

$75,200	$57,000	$18,200	31.9%

Gross earnings are equal to operating revenues minus the cost of operating revenues. The increase in consolidated gross earnings from operations resulted primarily from improved profitability on current projects.

Consolidated Selling, General and Administrative Expenses

March 26, 2004	March 28, 2003	$ Change	% Change

$57,200	$51,700	$5,500	10.6%

The increase in consolidated selling, general and administrative expenses is primarily due to increased sales and lump-sum proposal activity in the E&C Group’s U.K. operations and the Energy Group’s Finnish operations.

Consolidated Other Income

March 26, 2004	March 28, 2003	$ Change	% Change

$35,900	$26,800	$9,100	34.0%

The increase in consolidated other income is primarily due to the sale of development rights to a power project by the E&C Group’s European operations, and an asbestos settlement in 2004, offset by a $15,300 gain on the sale of certain assets of Environmental in March 2003.

Consolidated Other Deductions

March 26, 2004	March 28, 2003	$ Change	% Change

$18,400	$21,200	$(2,800)	-13.2%

The decrease in consolidated other deductions is primarily due to the changes in certain of the charges detailed at the beginning of this Item 2.

Consolidated other deductions for the three-month period ending March 26, 2004, include charges for restructuring of $9,300, compared to restructuring and other charges of $10,400 and $1,800, respectively, for the same period ending March 28, 2003.

Management expects restructuring costs to continue until the restructuring activities are completed, but anticipates the level of costs to decline in the third and fourth quarters 2004.

Back to Index

Consolidated Tax Provision

March 26, 2004	March 28, 2003	$ Change	% Change

$13,400	$7,500	$5,900	78.7%

The provisions of SFAS No. 109 prohibit the Company from recording domestic and certain foreign tax benefits due to the cumulative losses incurred domestically and in certain international tax jurisdictions in the three years ending December 26, 2003. The increase in consolidated tax provision is primarily due to a gain on the sale of development rights to a power project by the E&C Group’s European operations in 2004.

Engineering and Construction Group

	Three Months Ended

	March 26, 2004	March 28, 2003	$ Change	% Change

Operating revenue	$401,900	$459,800	$(57,900)	-12.6%

EBITDA	$33,100	$12,100	$21,000	173.6%

Management uses several financial metrics to measure the performance of the Company’s business segments. EBITDA, as discussed and defined below, is the primary earnings measure used by the Company’s chief decision makers.

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings/(loss) before taxes (before goodwill charge), interest expense, depreciation and amortization. The Company has presented EBITDA because it believes it is an important supplemental measure of operating performance. EBITDA, adjusted for certain unusual and infrequent items specifically excluded in the terms of the Senior Credit Facility, is also used as a measure for certain covenants under the Senior Credit Facility. The Company believes that the line item on its condensed consolidated statement of operations and comprehensive loss entitled “net loss” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net loss as an indicator of operating performance. EBITDA, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of the Company’s ability to fund its cash needs. As EBITDA excludes certain financial information compared with net earnings/(loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions which are excluded. The Company’s non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•
It does not include interest expense. Because the Company has borrowed substantial amounts of money to finance some of its operations, interest is a necessary and ongoing part of the Company’s costs and has assisted the Company in generating revenue. Therefore, any measure that excludes interest has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of the Company’s operations, any measure that excludes taxes has material limitations;

•
It does not include depreciation. Because the Company must utilize substantial property, plants and equipment in order to generate revenues in its operations, depreciation is a necessary and ongoing part of the Company’s costs. Therefore, any measure that excludes depreciation has material limitations.

Back to Index

A reconciliation of EBITDA, a non-GAAP financial measure, to net earnings, a GAAP measure, is shown below.

	Three Months Ended

	March 26, 2004	March 28, 2003

EBITDA	$33,100	$12,100
Less: Interest expense	300	(600)
Depreciation and amortization	2,300	2,900

Earnings before income taxes	30,500	9,800
Income taxes	10,100	3,000

Net earnings	$20,400	$6,800

Operating revenues were essentially unchanged for the three months ended March 26, 2004 compared to March 28, 2003 after excluding the Environmental revenues of $62,900 for the three months ended March 28, 2003.

The changes in the charges outlined at the beginning of this Item 2 account for most of the increased EBITDA for the three-month period noted above.

Energy Group

	Three Months Ended

	March 26, 2004	March 28, 2003	$ Change	% Change

Operating revenue	$264,500	$322,100	$(57,600)	-17.9%

EBITDA	$17,000	$30,500	$(13,500)	-44.3%

For an explanation about the limitations of using EBITDA as a financial metric, see the notation above under Engineering and Construction Group.

A reconciliation of EBITDA, a non-GAAP financial measure, to net earnings/(loss) a GAAP measure, is shown below.

	Three Months Ended

	March 26, 2004	March 28, 2003

EBITDA	$17,000	$30,500
Less: Interest expense	4,800	4,900
Depreciation and amortization	5,100	5,800

Earnings before income taxes	7,100	19,800
Income taxes	8,000	6,500

Net (loss)/earnings	$(900)	$13,300

The decrease in operating revenues primarily reflects the North American and European unit’s execution and completion in 2003 of significant major projects that were not replaced during the first quarter in 2004, and the delay of a major award in the European operating unit until the fourth quarter of 2004.

The decline in EBITDA and net (loss)/earnings reflects the write-down from a European power project.

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

Back to Index

Financial Condition

Shareholders’ deficit for the three months ended March 26, 2004 increased by $8,300, due primarily to a net loss for the period of $4,300 and changes in the foreign currency translation adjustment of $4,000.

Cash flows provided by operations were $29,600 for the three months ended March 26, 2004 compared to $17,000 used by operations for the three months ended March 28, 2003. The change in cash provided from operations is primarily due to capital recovery under an Environmental contract. The capital recovery received in the first quarter of 2004 had originally been forecasted for recovery over the first three quarters of 2004.

Cash and cash equivalents, short-term investments and restricted cash totaled $453,800 at March 26, 2004, reflecting an increase of $23,600 for the quarter.

During the three months ended March 26, 2004, long-term investments in land, buildings and equipment were $1,800 as compared with $3,600 for the comparable period in 2003. Capital expenditures primarily reflect routine replacement of information technology equipment and replacement of miscellaneous equipment associated with the Energy Group’s European power operations.

Corporate and other debts, including the Senior Credit Facility, are as follows:

	March 26, 2004	December 26, 2003

Senior Credit Facility (average interest rate 7.14%)	$126,900	$128,200
6.75% Notes due November 15, 2005	200,000	200,000
Other	5,400	5,600

	332,300	333,800
Less: Current portion	—	100

	$332,300	$333,700

Special purpose project debt consists of the debt associated with the build, own, and operate special purpose operating subsidiaries. The operating results of these companies are consolidated within the Energy Group and the debt by company is as follows:

	March 26, 2004	December 26, 2003

Martinez Cogen Limited Partnership	$18,600	$21,900
Foster Wheeler Coque Verde, L.P.	37,800	37,800
Camden County Energy Recovery Associates	77,500	77,500

	133,900	137,200
Less: Current portion	18,200	17,900

	$115,700	$119,300

Additionally, the Company held the following debt at the close of each period:

	March 26, 2004	December 26, 2003

Bank loans	$—	$100

Capital lease obligations, net of current portion ($1,100 and $1,300, respectively for 2004 and 2003)	$62,300	$62,400

Subordinated Robbins exit funding obligations, net of current portion ($1,700 in both 2004 and 2003)	$112,000	$111,600

Convertible subordinated notes	$210,000	$210,000

Preferred trust securities	$—	$175,000

Subordinated deferrable interest debentures	$175,000	$—

Back to Index

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations, as well as the Company maintaining credit facilities and bonding capacity adequate to conduct its business. The Company incurred significant losses for the three months ended March 26, 2004 and in each of the years in the three-year period ended December 26, 2003, and has a shareholder deficit of $880,700 as of March 26, 2004. The Company has substantial debt obligations including its Senior Credit Facility and during 2002, it was unable to comply with certain debt covenants under the previous revolving credit agreement. As described in more detail below, the Company received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the new Senior Credit Facility was amended to provide covenant relief of up to $180,000 of gross pretax charges recorded in the third quarter of 2002 and also to provide that up to an additional $63,000 in pretax charges related to specific contingencies could be excluded from the covenant calculation through December 2003, if incurred. In March 2003, the Senior Credit Facility was again amended to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants and the minimum EBITDA and senior debt ratio. The credit facilities were also amended in July 2003 to provide waivers of the applicable sections of the Senior Credit Facility to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations, and setoffs of certain intercompany obligations. There is no assurance that the Company will be able to comply with the terms of the Senior Credit Facility, as amended, and other debt agreements during 2004. Management’s current forecast indicates that the Company will be in compliance with the financial covenants throughout 2004. However, there can be no assurance that the actual financial results will match the forecasts or that the Company will not violate the covenants.

The Company’s U.S. operations, which include the corporate functions, are cash flow negative and are expected to continue to generate negative cash flow due to a number of factors including costs related to the Company’s indebtedness, obligations to fund U.S. pension plans, and other expenses related to corporate overhead.

Management closely monitors liquidity and updates its U.S. liquidity forecasts weekly. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, and working capital needs and unused credit line availability. The Company’s cash flow forecasts continue to indicate that sufficient cash will be available to fund the Company’s U.S. and foreign working capital needs throughout 2004. Ensuring adequate domestic liquidity remains a priority for the Company’s management, however, there can be no assurance that the cash amounts realized and/or timing of the cash flows will match the Company’s forecast.

As of March 26, 2004, the Company had aggregate indebtedness of approximately $1,000,000. A breakdown of the debt is provided in the Financial Condition Section. Details about specific debt instruments are also provided later in this section.

The corporate debt must be funded primarily with distributions from the Company’s foreign subsidiaries. As of March 26, 2004, the Company had cash and cash equivalents on hand, short-term investments, and restricted cash totaling $453,800 compared to $430,200 as of December 26, 2003. Of the $453,800 total at March 26, 2004, approximately $355,800 was held by foreign subsidiaries. The Company is sometimes required to cash collateralize bonding or certain bank facilities and such amounts are included in restricted cash. The amount of restricted cash at March 26, 2004 was $73,000, of which $61,200 relates to the non-U.S. operations.

The Company also requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs. The Company’s current 2004 forecast assumes total cash repatriation from its non-U.S. subsidiaries from royalties, management fees, intercompany

Back to Index

loans, debt service on intercompany loans, and dividends of approximately $61,000. In 2003, the Company repatriated approximately $100,000 from its non-U.S. subsidiaries.

There can be no assurance that the forecasted foreign cash repatriation will occur as there are significant legal and contractual restrictions on the Company’s ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of the Company’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory minimum capitalization requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law which could result in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, the Company may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries or future earnings of those subsidiaries in sufficient amounts to fund its U.S. working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit the Company’s ability to continue as a going concern.

Commercial operations under a domestic contract retained by the Company in the Environmental asset sale, as described further under “Sale of Certain Business Assets” in the Notes to our Condensed Consolidated Financial Statements, commenced in January 2004. The plant processes low-level nuclear waste for the U.S. Department of Energy (“DOE”). The Company funded the plant’s construction costs and operates the facility. The majority of the Company’s invested capital is recovered during the early stages of processing the waste materials. This project’s performance exceeded expectations during the first quarter and successfully processed sufficient materials to fully recover the 2004 capital recovery amount. The original forecast expected to recover the capital over the first three quarters of 2004. At March 26, 2004 the project generated a year to date net cash flow of approximately $32,400. Net cash flow forecast for 2004 from this project remains in excess of $40,000.

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

There can be no assurance that cash amounts realized and/or timing of the cash flows will match the Company’s forecast.

As part of its debt restructuring plan described below, the Company and certain of its subsidiaries filed an amended registration statement with the Securities and Exchange Commission (“SEC”) on April 12, 2004 and on May 4, 2004, relating to an exchange offer for all of the existing $175,000 trust preferred securities, $210,000 Convertible Notes, $113,700 Robbins Bonds, and $200,000 Senior Notes.

On February 5, 2004, the Company announced, in support of its restructuring activities, a number of institutional investors have committed to provide $120,000 of new financing in a private transaction to the Company to replace the current term loan and the revolving credit facility portions of its Senior Credit Facility. This commitment is contingent upon the completion of the proposed exchange offer. Additionally, the Company has discontinued its previously announced plans to divest one of its European operating units.

The total amount of debt and preferred trust securities subject to the proposed exchange offer that is part of the Company’s planned restructuring is approximately $700,000. Interest expense incurred on this debt in 2003 totaled approximately $55,000. The Company expects to offer a mix of equity as well as debt with longer maturities in exchange for these securities. The Company anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer; however, Company may not complete the exchange offer on acceptable terms, or at all.

Failure by the Company to achieve its cash flow forecast or to complete the components of the restructuring plan on acceptable terms would have a material adverse effect on the Company’s financial condition. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Back to Index

In August 2002, the Company finalized a Senior Credit Facility with its lender group. This facility included a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility which expires on April 30, 2005. The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries. The Senior Credit Facility has no required repayments prior to maturity on April 30, 2005. The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retained the first $77,000 of such amounts and also retains a 50% share of the balance. With the Company’s sale of the Environmental net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, principal prepayments of $1,250 and $11,800 were made on the term loan in the first quarter of 2004 and during the full year of 2003, respectively.

The financial covenants in the Senior Credit Facility include a senior leverage ratio and a minimum EBITDA as defined in the agreement, as amended. Compliance with these covenants is measured quarterly. The EBITDA covenant compares the actual average rolling four quarter EBITDA, as adjusted in the Senior Credit Facility, to minimum EBITDA targets. The senior leverage covenant compares actual average rolling EBITDA, as adjusted in the Senior Credit Facility, to total senior debt. The resultant multiple of debt to EBITDA must be less than maximum amounts specified in the Senior Credit Facility. Management’s current forecast indicates that the Company will be in compliance with these covenants throughout 2004. However, there can be no assurance that the actual results will match to forecasts or that the Company will not violate the covenants.

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

Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the exchange offer described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. The terms of the amendment called for the Company to pay a fee equal to 5% of the lenders’ credit exposure since it had not made a required prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. The Company paid the required fee of $13,600 on March 31, 2004. The annual interest rate on borrowings under the Senior Credit Facility has increased and will continue to increase an additional 0.5% each quarter until the Company repays $100,000 of indebtedness under the Senior Credit Facility. The fee was included in Foster Wheeler’s liquidity forecast for 2004.

Holders of the Company’s Senior Notes due November 15, 2005 have a security interest in the stock and debt of certain of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the revolving portion of the Senior Credit Facility. The Term Loan and the obligations under the letter of credit facility (collectively approximating $155,200 as of March 26, 2004) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

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

Back to Index

The long-term capital lease obligation of $44,200 as of March 26, 2004 is included in capital lease obligations in the accompanying consolidated balance sheet. The Company entered into a binding agreement in the first quarter 2004 to sell the second corporate office building previously noted. The sale closed in the second quarter 2004 and generated net cash proceeds of $16,400. Of this amount, 50% has been repaid to the Senior Credit Facilities’ lenders in the second quarter 2004.

In the third quarter of 2002, the Company also entered into a receivables financing arrangement of up to $40,000. The funding available to the Company is dependent on the amount and characteristics of the domestic receivables. The amount available to the Company fluctuates daily, but the Company estimates that approximately $10,000 will be available during 2004. This financing arrangement expires in August 2005 and is subject to covenant compliance. The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding. As of March 26, 2004 and December 26, 2003, the Company had $0 borrowings outstanding under this facility.

On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provides for up to $45,000 of additional revolving loans available to provide working capital, which may be required by these subsidiaries as they seek to grow the business by pursuing a larger volume of lump sum EPC contracts. The facility is secured by substantially all of the assets of these subsidiaries. The facility is subject to covenant compliance. Such covenants include a minimum EBITDA level and a loan to EBITDA ratio. As of March 26, 2004, the facility remained undrawn.

Since January 15, 2002, the Company has exercised its right to defer payments on the junior subordinated debentures underlying the 9.00% Preferred Capital Trust I securities and, as a result, to defer payments on those securities. The aggregate liquidation amount of the Preferred Trust Securities is currently $175,000. The Senior Credit Facility, as amended, requires the Company to defer the payment of the dividends on the preferred trust securities and no dividends were paid during the first quarter 2004.

The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management’s forecast indicates that the Company will be in compliance with the debt covenants throughout 2004. However, there can be no assurance that the actual results will match the forecasts or that the Company will not violate the covenants. If the Company violates a covenant under the Senior Credit Facility, the sale/leaseback arrangement or the receivables financing arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a default under the following agreements: the Senior Notes, the Convertible Notes, the Subordinated Deferrable Interest Debentures, the Subordinated Robbins Facility Exit Funding Obligations, and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well. The total amount of Foster Wheeler Ltd. debt that could be accelerated, including the amount outstanding under the Senior Credit Facility, is $915,000 as of March 26, 2004.

The debt covenants and the potential payment acceleration requirements raise substantial doubts about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s operations generated cash of approximately $29,600 during the first quarter 2004. The net cash generated in the first quarter 2004 was primarily due to recovery of working capital from the DOE project previously noted. During the twelve months ended December 26, 2003 the Company used cash for operations of $62,100. Management had previously forecasted that much of positive cash flow generated in 2002 would reverse in 2003 due to the timing flows for several major projects.

The Company’s working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of the Company’s contracts. Working capital needs increased in prior years as a result of the Company’s satisfying requests from its customers for more favorable payment terms under contracts. Such requests generally include reduced advance payments and less favorable payment schedules to the Company. As previously noted, Management forecasts that there will be sufficient liquidity to meet the Company’s operating requirement throughout 2004.

Back to Index

Restricted cash at March 26, 2004 consists of approximately $13,200 held primarily by special purpose entities and restricted for debt service payments, approximately $54,500 that was required to collateralize letters of credit and bank guarantees, and approximately $5,300 of client escrow funds. Domestic restricted cash totals approximately $11,800, which relates to funds held primarily by special purpose entities and restricted for debt service payments and client escrow funds. Foreign restricted cash totals approximately $61,200 and is comprised of cash collateralized letters of credit and bank guarantees and client escrow funds.

During the first quarter of 2004, the E&C’s Italian business unit, through a joint venture with a third party, sold the development rights to a power project in Italy. The Company’s share of the proceeds from the sale in the first quarter of 2004, prior to repaying any borrowings under the Senior Credit Facility, approximated $10,500. While the sale of the power project development rights is recorded as a one-time gain, the business in Italy has historically developed and sold such project rights, and is continuing to actively develop other project rights that are expected to be offered for sale in the future. The Company is a minority shareholder in the joint venture and does not have immediate access to the funds. Management forecasts that the sales proceeds will be distributed to the joint venture owners in the second quarter of 2004.

The Company retained from the Environmental sale, as further discussed in “Sale of Certain Business Assets” in the Notes to our Condensed Consolidated Financial Statements, a long-term contract with a government agency that is to be completed in four phases. The first phase was for the design, permitting and licensing of a spent fuel facility. This phase was completed for a price of $66,700. The first phase of this project was profitable, but the close out of this phase resulted in increased costs. An $11,900 charge was recorded in 2003. Approximately $7,900 and $2,000 of this charge was expended in 2003 and the first quarter 2004 and the remaining $2,000 of the charge will be expended throughout the balance of 2004. The Company is in the process of submitting requests for equitable adjustment related to this contract and, at March 26, 2004 and December 26, 2003, the Company’s financial statements reflect anticipated collection of $0 from these requests for equitable adjustment.

The second phase of the contract is billed on a cost plus fee basis and is expected to conclude in 2004. In this phase, the Company must respond to any questions regarding the initial design included in phase one. Phase three, which is for the construction, start-up and testing of the facility for a fixed price of $114,000, subject to escalation, is scheduled to commence in late 2004. This phase will begin with the purchase of long lead items followed in 2005 by the construction activities. Construction is expected to last two years and requires that a subsidiary of the Company fund the construction cost. Foster Wheeler USA Corporation, the parent company of Environmental, provided a performance guarantee on the project. In addition, a surety bond for the full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years. The Company and the government agency have commenced discussions about possibly restructuring or terminating subsequent phases of the contract. If the project were to proceed, the Company intends to seek third party financing to fund the majority of the construction costs, but there can be no assurance that the Company will secure such financing on acceptable terms, or at all. There also can be no assurance that the Company will be able to obtain the required surety bond. If the Company cannot obtain third party financing or the required surety bond, the Company’s participation would be uncertain. This could have a material adverse effect on the Company’s financial condition, results of operations, and cash flow. No claims have been raised by the government agency against the Company. The ultimate potential liability to the Company would arise in the event that the government agency terminates the contract (for example, due to the Company’s inability to continue with the contract) and re-bids the contract under its exact terms and the resulting cost to the government agency is greater than it would have been under the existing terms with the Company. The Company does not believe a claim is probable and is unable to estimate the possible loss that could occur as a result of any claims. Additionally, the Company believes that it has good legal defenses should the government agency decide to pursue an action.

During the first quarter of 2004, the Company settled several domestic contract disputes and was required to pay portions of settlements finalized in 2003. Net settlement proceeds of $9,000 were collected by the Company in the first quarter of 2004. During 2003, the Company collected approximately $39,000 in net

Back to Index

proceeds from domestic contract dispute settlements. An additional $3,000 will be paid by the Company over the balance of 2004 under terms of the 2003 settlement agreements.

In July 2003, several subsidiaries of the Company and Liberty Mutual Insurance Company (“Liberty Mutual”), one of their insurers, entered into a settlement and release agreement that resolves the coverage litigation between the subsidiaries and Liberty Mutual in both state courts in New York and New Jersey. The agreement provides for a buy-back of insurance policies and the settlement of all disputes between the subsidiaries and Liberty Mutual with respect to asbestos-related claims. The agreement requires Liberty Mutual to make payments over a nineteen-year period, subject to annual caps, which payments decline over time, into a special account, established to pay the subsidiaries’ indemnity and defense costs for asbestos claims. These payments, however, would not be available to fund the subsidiaries’ required contributions to any national settlement trust that may be established by future federal legislation. In July 2003, the subsidiaries received an initial payment under the agreement of approximately $6,000, which was used to pay asbestos-related defense and indemnity costs.

In September 2003, the Company’s subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and certain London Market and North River Insurers. This agreement provides for a cash payment of $5,900, which has been received by the subsidiaries, and additional amounts which have been deposited in a trust for use by the subsidiaries for defense and indemnity of asbestos claims.

The Company recorded a charge of $68,100 in the fourth quarter 2003 to increase the valuation allowance for insurance claims receivable. The 2003 non-cash asbestos charge was due to the Company receiving a somewhat larger number of claims in 2003 than had been expected, which resulted in an increase in the projected liability related to asbestos. This charge was recorded in other deductions in the consolidated statement of operations.

In January 2004, the Company’s subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and Hartford Accident and Indemnity Company and certain of its affiliates. This agreement provides for a cash payment of $5,000, which has been received by the subsidiaries, an additional amount which has been deposited in a trust for use by the subsidiaries and a further amount to be deposited in that trust in 2005.

In March 2004, the Company’s subsidiaries and two asbestos insurance carriers entered into settlement and release agreements that resolve coverage litigation between the subsidiaries and the insurance carriers. The agreements provide for a buy-back of insurance policies and the settlement of all disputes between the subsidiaries and the insurance carriers with respect to asbestos-related claims. The agreements resulted in the insurance carriers making payments into a trust, established to pay the subsidiaries’ indemnity and defense costs for asbestos claims. As a result of these settlements, the Company reversed $11,700 of the $68,100 non-cash charge recorded in the fourth quarter of 2003. The Company projects that it will not be required to fund any asbestos liabilities from its cash flow for at least six years.

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

On April 10, 2003, the Board of Directors approved changes to the Company’s domestic employee benefits program, including the pension, postretirement medical, and 401(k) plans. The changes were made following an independent review of the Company’s domestic employee benefits which assessed the Company’s benefit program against that of the marketplace and its competitors. The principal changes consist

Back to Index

of the following: the U.S. pension plan was frozen as of May 31, 2003, which means participants will not be able to increase the amount earned under the terms of the plan; the number of employees eligible for the postretirement medical plan will be reduced; and the 401(k) plan will be enhanced to increase the level of employer matching contribution. The net effect of these changes is expected to positively impact the financial condition of the Company through reduced costs and reduced cash outflow. The Company anticipates a savings in expenses over what would have been paid if the plans were not amended of approximately $10,000 per year. The savings commenced in 2004. The Company froze the Supplemental Employee Retirement Plan (“SERP”) and in April 2003 issued accreting letters of credit to certain employees. At March 26, 2004, letters of credit totaling $1,500 were outstanding under the SERP curtailment.

The Company maintains several defined benefit pension plans in its North American, United Kingdom, South African, and Canadian operations. Funding requirements for these plans are dependent, in part, on the performance of global equity markets and the discount rates used to calculate the present value of the liability. The poor performance of the global equity markets during recent years and low interest rates are expected to significantly increase the funding requirements for these plans in 2004 and 2005. The non-U.S. plans are funded from the local operating cash flows while funding for the U.S. plans is included within the U.S. working capital requirements previously noted. The U.S. pension plans are frozen and the United Kingdom’s plan is now closed to new entrants. The South African and Canadian plans are relatively immaterial in size. The liability interest rate used to calculate the U.S. funding requirement is established by the U.S. Government. The U.S. Congress previously passed legislation that temporarily increased the liability interest rate and thereby reduced the present value liability and corresponding funding requirements. This increased liability interest rate expired at the end of 2003. The U.S. Congress recently passed legislation amending the funding requirements. The funding requirement for the U.S. plans will approximate $29,200 in 2004 and $21,400 in 2005, versus $13,800 in 2003. The new legislation reduced the 2004 and 2005 funding requirements by approximately $7,800 and $12,600, respectively. The funding amounts incorporate the savings achieved through the modification of the Company’s domestic pension plans discussed above, but are subject to change as the performance of the plans’ investments and the liability interest rates fluctuate, and as the Company’s workforce demographics change. The next update will occur no later than the first quarter 2005.

On November 14, 2003, the New York Stock Exchange (“NYSE”) de-listed the Company’s common stock as well as its related security, 9.00% FW Preferred Capital Trust I based on the Company’s inability to meet its listing criteria. The common stock and the 9.00% FW Preferred Capital Trust I securities are quoted on the Over-the-Counter Bulletin Board (“OTCBB”).

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

The Board of Directors of the Company discontinued the common stock dividend in July 2001. The Company is currently prohibited from paying dividends under the Senior Credit Facility, as amended. Accordingly, the Company paid no dividends on common shares during the first quarter 2004 and does not expect to pay dividends on the common shares for the foreseeable future.

Backlog and New Orders Booked

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

Back to Index

Company cannot predict with certainty the portion of backlog to be performed in a given year. Backlog is adjusted to reflect project cancellations, deferrals, sale of subsidiaries and revised project scope and cost.

CONSOLIDATED DATA

	Three Months Ended

	March 26, 2004	March 28, 2003	$ Change	% Change

Backlog	$2,138,200	$3,530,200	$(1,392,000)	-39.4%
New orders	$629,900	$476,300	$153,600	32.2%

As of March 26, 2004, approximately $1,109,000 or 48% of the consolidated backlog was from lump-sum work. As of March 28, 2003, approximately $1,736,000 or 45% of the consolidated backlog was from lump-sum work. Approximately $636,000 or 57% of the 2004 lump-sum backlog is attributable to the Energy Group. This compares to $1,118,000 or 64% as of March 28, 2003.

The reduction in backlog is attributable to both the E&C and Energy Groups’ operations as the level of operating revenues exceeded new orders.

A total of 77% of first quarter 2004 new orders were for projects awarded to the Company’s subsidiaries located outside of the United States compared to 63% in first quarter 2003. Approximately 37% of first quarter 2004 new orders are lump sum contracts compared to 26% in first quarter 2003. Key geographic regions contributing to new orders awarded in 2004 were Europe, the United States, Asia and the Middle East. The increase in new orders was primarily due to the winning of two larger E&C awards in Europe, and one in the USA. Additional information is included in the group discussions below.

New order levels remain an operating concern as management believes the financial condition of the Company is having an increasingly negative impact with some clients. The Company established new, formalized internal reporting requirements in the second quarter of 2003 that closely monitors E&C man-hours in backlog and a new metric, Foster Wheeler scope.

Foster Wheeler scope is defined as the dollar value of backlog excluding costs incurred by Foster Wheeler as agent or as principal on a reimbursable basis (i.e., flow-through costs). Foster Wheeler scope measures the component of backlog with mark-up, and corresponds to Foster Wheeler services plus fees for reimbursable contracts, and total selling price for lump-sum contracts.

CONSOLIDATED DATA

	Three Months Ended

	March 26, 2004	March 28, 2003	$ Change	% Change

E&C manhours in quarter-end backlog (in thousands)*	4,050	5,060	(1,010)	-20.0%
Foster Wheeler scope in quarter-end backlog **	$1,042,200	$1,940,900	$(898,700)	-46.3%

*	Excludes retained Foster Wheeler Environmental processing facility.
**	Excludes Foster Wheeler Power Systems and Foster Wheeler Environmental processing facilities.

The decline in E&C man-hours is attributable primarily to operations in Europe. The decline in Foster Wheeler scope is attributable to both the Energy and E&C Groups.

Back to Index

Additional information is included in the group discussions below.

Engineering and Construction Group (E&C)

	Three Months Ended

	March 26, 2004	March 28, 2003	$ Change	% Change

Backlog	$1,328,500	$2,195,700	$(867,200)	-39.5%
New orders	$473,500	$262,800	$210,700	80.2%
E&C manhours in quarter-end backlog (in thousands)*	4,050	5,060	(1,010)	-20.0%
Foster Wheeler scope in quarter-end backlog *	$330,200	$696,200	$(366,000)	-52.6%

*	Excludes retained Foster Wheeler Environmental processing facility.

Overall, the level of bookings rose significantly compared to 2003. Approximately 68% of E&C backlog at March 26, 2004 and 72% of first quarter 2004 new orders were from cost reimbursable plus fee contracts. This compares to 75% and 88% for the corresponding period of 2003, respectively. Approximately 88% of E&C backlog at March 26, 2004 and 88% of first quarter 2004 new orders are for projects located outside North America. This compares to 86% and 93% for the corresponding period of 2003, respectively.

The decline in E&C man-hours is attributable primarily to the operations in Europe and result from project execution efforts exceeding new awards.

The Company believes higher expectations for world economic growth in 2004, in particular in the U.S. and Asia, did generally boost the confidence of oil, gas and chemical companies. Although new orders increased, the Company’s results for the first quarter of 2004 continue to reflect the residual effects of weak investment over the last several years in many of the market sectors served by the E&C Group. Depressed oil refining margins discouraged investment in 2003 and this has impacted new orders in the first quarter of 2004, although the Company continued to win business for environmentally mandated clean fuels projects. The refinery market was most active in the United States and Europe; however, refinery owners in the Middle East were awarding contracts in the second half of 2003 and are expected to continue doing so in 2004.

The Company believes that the ongoing economic recovery in the United States has boosted prospects for growth in global trade, especially in Asia, in 2004. Growth in global trade is expected to impact the E&C industry in which the Company operates by, among other things, firming up the demand for oil and gas which management believes will help sustain higher energy prices and correspondingly drive demand for the Company’s business. Additionally, the Company believes gas to liquids plants may be planned for construction in Qatar. The Company anticipates this will encourage investment in oil and gas production facilities in the mid to later part of 2004 in many parts of the world, notably the Middle East, Russia and the Caspian region. The liquid natural gas industry (“LNG”) continues to evidence intentions to develop the infrastructure to increase LNG imports to the United States. In addition, the ongoing economic recovery is also expected to increase demand for petrochemical products. The Company anticipates investment in new capacity to continue and be heavily concentrated in the Middle East and China, although the latter country’s demand for imports may encourage some investment in other parts of Asia. The Company anticipates increased petrochemical investment in 2005. As the Company previously anticipated, there appears to be a slowing of clean fuels projects at refineries in Europe and the U.S. as legislative demands are met. However, several Middle East countries have begun planning large investment programs to upgrade their refineries in order to meet the demands of clean fuels export markets. This follows a period of low refinery investment in that region. The pharmaceutical industry continues to invest but at a reduced level owing to excess production capacity following a series of mergers. In general, the Company believes the underlying growth in demand for pharmaceutical products should result in increased investment in the latter part of 2005 and 2006, and that the most significant investment will likely be spread across the U.S., Europe and Singapore. The Company presently expects that the growth in new orders resulting from these improved economic conditions will be realized in 2005 rather than in 2004.

Back to Index

Many of the target markets noted above require lump-sum contracts and the Company expects to increase the number of lump-sum contracts in the future and the number of countries where it is willing to execute lump-sum contracts.

On March 11, 2004, our subsidiary in the U.K. was awarded a contract by the Coalition Provisional Authority to undertake oil sector program management support services in Iraq. Mobilization of personnel to Iraq has been minimized until the security situation in Iraq improves.

Energy Group

	Three Months Ended

	March 26, 2004	March 28, 2003	$ Change	% Change

Backlog	$812,600	$1,341,700	$(529,100)	-39.4%
New orders	$156,300	$210,100	$(53,800)	-25.6%
Foster Wheeler scope in quarter-end backlog*	$712,000	$1,244,700	$(532,700)	-42.8%

*	Excludes Foster Wheeler Power Systems.

The Energy Group’s backlog decreased $529,100 at March 26, 2004, representing a 39% decrease from March 28, 2003. Several large Heat Recovery Steam Generators and Selective Catalytic Reduction contracts were not replaced in 2003, thereby decreasing backlog in 2004. In addition, the supply and erect portions of a major contract anticipated to be released to the Finnish operation in the first quarter 2004 were delayed and are now anticipated for the fourth quarter of 2004. The preliminary engineering for this project was completed.

The decline in new orders for the first quarter 2004 of $53,800 or 26% is primarily a result of the depressed power market in North America. Approximately 76% of Energy backlog at March 26, 2004 and 65% of new orders for the first quarter 2004 were from lump- sum projects as compared to 77% and 44% in the corresponding period of 2003, respectively. Approximately 56% of Energy backlog at March 26, 2004, and 44% of new orders for the first quarter 2004, were for projects located outside North America as compared to 64% and 26% in the corresponding period of 2003, respectively. The decrease in the relative percentage of business outside North America reflects the slow worldwide economy in the power sector and the client perceptions towards the Company’s financial condition.

Foster Wheeler scope declined $532,700 or 43%, as of March 26, 2004 as compared to March 28, 2003 and as expected is in line with the 39% decrease in backlog.

The North American power market continues to suffer from relatively slow economic growth, over capacity, and the financial difficulties of independent power producers. In 2004, maintenance and service contracts will continue to be the growth opportunities in the North American power market. Supply opportunities for new equipment associated with solid fuel boiler contracts are expected to be limited in the short term except for growth opportunities in circulating fluidized bed boilers which are expected to continue in certain European and Asian markets. Selected opportunities in environmental retrofits are expected to continue.

Other Matters

The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings cannot be estimated with certainty. As additional information concerning the estimates used by the Company becomes known, the Company reassesses its position both with respect to gain contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change relate to legal matters that are subject to change as events evolve and as additional information becomes available during the administration and litigation processes. The Company adjusted its estimates on several contracts during the quarter resulting in both increases and decreases to final estimated profits on contracts.

In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be

Back to Index

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

Application of Critical Accounting Estimates

The Company’s condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Management and the Audit Committee of the Board of Directors approve the critical accounting policies.

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

The percentage-of-completion method requires that adjustments or revaluations to estimated project revenues and costs, including estimated claim recoveries, be recognized on a cumulative basis, as changes to the estimates are identified. Revisions to project estimates are made on an individual project basis as additional information becomes available throughout the life cycle of contracts. If the FEC to complete long-

Back to Index

term contracts indicates a loss, provision is made immediately for the total loss anticipated. Profits are accrued throughout the life of the project based on the percentage complete. The project life cycle, including the warranty commitments, can be up to six years in duration.

The recent financial results and the resultant intervention actions initiated by management evidence the fact that the estimates can be significantly different from the actual results. When these adjustments are identified near or at the end of a project, the full impact of the change in estimate would be recognized as a change in the margin on the contract in that period. This can result in a material impact on our results for a single reporting period.

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

Asbestos

The Company has recorded assets of $540,800 relating to probable insurance recoveries of which approximately $60,000 is recorded in accounts and notes receivables, and $480,800 is recorded as long-term. The total liability recorded is comprised of an estimated liability relating to open (outstanding) claims of approximately $348,300 and an estimated liability relating to future unasserted claims of approximately $214,000. Of the total, $60,000 is recorded in accrued expenses and $502,300 is recorded in asbestos related liability on the condensed consolidated balance sheet. The liability is an estimate of future asbestos-related defense costs and indemnity payments that are based upon assumed average claim resolution costs applied against currently pending and estimated future claims. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending litigation with certain insurers. The defense costs and indemnity payments are expected to be incurred over the next fifteen years.

Back to Index

As of March 26, 2004, approximately $257,500 was contested by the Company’s subsidiaries’ insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the subsidiaries’ various insurers and the subsidiaries as self- insurers. The Company believes that any amounts that its subsidiaries might be allocated as self-insurers would be immaterial. Based on the nature of the litigation and the opinions received from outside counsel, the Company believes that the possibility of not recovering the full amount of the asset is remote.

In July 2003, several subsidiaries of the Company and Liberty Mutual, one of their insurers, entered into a settlement and release agreement that resolves the coverage litigation between the subsidiaries and Liberty Mutual in both state courts in New York and New Jersey. The agreement provides for a buy-back of insurance policies and the settlement of all disputes between the subsidiaries and Liberty Mutual with respect to asbestos-related claims. The agreement requires Liberty Mutual to make payments over a nineteen-year period, subject to annual caps, which payments decline over time, into a special account, established to pay the subsidiaries’ indemnity and defense costs for asbestos claims. These payments, however, would not be available to fund the subsidiaries’ required contributions to any national settlement trust that may be established by future federal legislation. In July 2003, the subsidiaries received an initial payment under the agreement of approximately $6,000, which was used to pay asbestos-related defense and indemnity costs.

In September 2003, the Company’s subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and certain London Market and North River Insurers. This agreement provides for a cash payment of $5,900, which has been received by the subsidiaries, and additional amounts which have been deposited in a trust for use by the subsidiaries for defense and indemnity of asbestos claims.

The Company recorded a charge of $68,100 in the fourth quarter 2003 to increase the valuation allowance for insurance claims receivable. The 2003 non-cash asbestos charge was due to the Company receiving a somewhat larger number of claims in 2003 than had been expected, which resulted in an increase in the projected liability related to asbestos and because of the insolvency of an insurance carrier in the fourth quarter of 2003. This charge was recorded in other deductions in the consolidated statement of operations.

In January 2004, the Company’s subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and Hartford Accident and Indemnity Company and certain of its affiliates. This agreement provides for a cash payment of $5,000, which has been received by the subsidiaries, an additional amount which has been deposited in a trust for use by the subsidiaries and a further amount to be deposited in that trust in 2005.

In March 2004, the Company’s subsidiaries and two asbestos insurance carriers entered into settlement and release agreements that resolve coverage litigation between the subsidiaries and the insurance carriers. The agreements provide for a buy-back of insurance policies and the settlement of all disputes between the subsidiaries and the insurance carriers with respect to asbestos-related claims. The agreements resulted in the insurance carriers making payments into a trust, established to pay the subsidiaries’ indemnity and defense costs for asbestos claims. As a result of these settlements, the Company reversed $11,700 of the $68,100 non-cash charge recorded in the fourth quarter of 2003.

Management of the Company has considered the asbestos litigation and the financial viability and legal obligations of its subsidiaries’ insurance carriers and believes that except for those insurers which have become or may become insolvent for which a reserve has been provided, the insurers or their guarantors will continue to adequately fund claims and defense costs relating to asbestos litigation. The average cost per closed claims since 1993 is $1.9.

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

Back to Index

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

Management utilizes its business judgment in establishing these estimates. The estimates can vary significantly from the actual results and management cannot provide any assurance that the estimates used to calculate the pension liabilities included herein will approximate actual results. The volatility between the assumptions and actual results can be significant. For example, the performance by the global equity markets during 2000-2002 was significantly worse than estimated, while the equity markets in 2003 were better than expected. The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. The long-term rate of return is reviewed annually by the Company for its funded plans and adjusted, if required. The weighted-average expected long-term rate of return on plan assets has declined from 9.3% to 7.9% over the past three years. Returns on the Company’s pension plan assets in the United States from 2000 through 2002 were less than the estimates by approximately $100,000. A reduction in the U.S. interest rate serving as the basis for the discount rate assumptions during the same three years accounted for an approximate $40,000 increase in the Company’s calculated liability.

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

Back to Index

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

If the Company completes the exchange offer as discussed in Note 1 to the condensed consolidated financial statements, it will be subject to substantial limitations on the use of pre-change losses and credits to offset U.S. federal taxable income in any post-change year. Since a valuation allowance has already been reflected to offset these losses and credits, this limitation will not result in a significant write-off by the Company.

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

Code of Ethics

The Company maintains a code of ethics for all employees, including executive management. No exceptions or waivers were made to the code of ethics during the first quarter of 2004.

Back to Index

Accounting Developments

In January 2003, the FASB issued FASB Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation requires consolidation by business enterprises of variable interest entities which have one or both of the following characteristics:

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

FIN 46 applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, the effective date of FIN 46 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 was deferred until the end of the first interim or annual period ending after March 15, 2004.

The Company adopted the provisions of this interpretation in the first quarter of 2004. The adoption did not result in the consolidation of any previously unconsolidated variable interest entities. However, the adoption did result in the de-consolidation of a subsidiary trust which issued mandatorily redeemable preferred securities. This had no impact on the Company’s consolidated debt as the intercompany debt to the subsidiary became third party debt upon de-consolidation.

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

On January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” FSP No. 106-1 permitted employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”). Without FSP No. 106-1, plan sponsors would have been required under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date President Bush signed the Act into law. On March 12, 2004, the FASB issued proposed FSP No. 106-b, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” Proposed FSP No. 106-b would supercede FSP No. 106-1. In accordance with proposed FSP No. 106-b, the accumulated postretirement benefit obligation (“APBO”) or net periodic postretirement benefit cost in the condensed consolidated financial statements or accompanying notes do not reflect any amounts associated with the subsidy because the Company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. The provisions of proposed FSP No. 106-b would be effective for the Company’s first interim period

Back to Index

ending September 30, 2004. The Company is currently assessing the impact of the Act and whether its postretirement plan should be amended in consideration of the new legislation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
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

Interest Rate Risk — The Company is exposed to changes in interest rates primarily as a result of its borrowings under its Revolving Credit Agreement and its variable rate project debt. If market rates average 1% more in 2004 than in 2003, the Company’s interest expense for the next twelve months would increase, and income before tax would decrease by approximately $1,400. This amount has been determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate balances as of March 26, 2004. In the event of a significant change in interest rates, management would likely take action to further mitigate its exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Foreign Currency Risk — The Company has significant overseas operations. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. This results in a mitigation of the potential impact of earnings fluctuations as a result of changes in foreign exchange rates. In addition, in order to further mitigate risks associated with foreign currency fluctuations, the affiliates of the Company enter into foreign currency exchange contracts to hedge the exposed contract value back to their functional currency. As of March 26, 2004, the Company had approximately $67,200 of foreign exchange contracts outstanding. These contracts mature in 2004. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currency or other currencies for which they have payment obligations to third parties. The Company does not enter into foreign currency contracts for speculative purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Included as Exhibits 31.1 and 31.2 are the Certifications that are required under Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Report contains information concerning the controls evaluation referred to in the Section 302 Certifications and the information contained herein should be read in conjunction with the Certifications.

Back to Index

The Company’s internal controls are designed with the objective of ensuring that assets are safeguarded, transactions are authorized, and financial reports are prepared on a timely basis in accordance with generally accepted accounting principles in the United States. The Company’s disclosure controls and procedures are designed to comply with the regulations established by the SEC.

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

Management began the formal documentation of the Company’s worldwide internal controls in 2003 as part of the new requirements under the Sarbanes-Oxley legislation. This process will continue throughout 2004.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a- 14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) were effective as of March 26, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Back to Index

During 2003, the Company’s financial reporting requirements increased significantly in connection with the 2002 10-K filing. The increased financial reporting stemmed from the SEC requirements relating to the security interest granted to the Senior Note holders in August 2002, and from the financial reporting requirements relating to the proposed exchange offer and restructuring process. Nine additional sets of audited financial statements for subsidiary companies (including three years comparable results) were required for 2002 and the first nine months of 2003. The Company’s permanent corporate accounting staff was not structured to address this increased workload under the deadlines required. The Company hired temporary professional personnel to assist with the process. Because the temporary personnel were unfamiliar with the Company’s operations, this resulted in inefficiencies in the financial reporting process. The external auditors notified the Audit Committee of the Board of Directors on December 16, 2003 that they believed the insufficient staffing levels in the corporate accounting department represented a “material weakness” in the preparation of the subsidiary financial statements, but noted that this did not constitute a material weakness for the Company’s Consolidated Financial Statements. A material weakness is defined as “a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.” The Company has assigned the highest priority to the assessment of this internal control deficiency and is working together with the Audit Committee to resolve the issue. The Company is currently seeking to add additional permanent staff to replace the temporary personnel at its corporate headquarters. In the second quarter of 2004, two managers were hired in the Corporate Controller’s Department and more permanent hires are expected shortly.

The initiatives associated with implementation of the Sarbanes-Oxley legislation are also likely to require the Company to increase the quantity and quality of its financial professionals throughout the world. This is a management objective for 2004.

On March 3, 2004, the Company’s external auditors notified the Audit Committee of the Board of Directors that they believed the lack of formal process in place for senior financial management to review assumptions and check calculations on a timely basis relating to the Company’s asbestos liability and asset balances represented a “material weakness” in the internal controls for the preparation of the Company’s consolidated financial statements for 2003. In order to meet the accelerated deadline for filing its 10-K, in connection with the preparation of its 2003 consolidated financial statements, the Company submitted its calculations and assumptions relating to asbestos liability and related assets to the external auditors for their review prior to being fully reviewed by senior management. As a result, the external auditors noted a proposed change in an assumption used to calculate liability that had not been approved by senior management and also noted a mechanical error in calculating the number of open claims. In response, the Company corrected the mechanical error in its calculation and determined not to make the proposed change in the assumption.

Estimating the Company’s obligations arising from asbestos litigation, and the amounts of related insurance recoveries is a complex process involving many different assumptions about future events extending well into the future. These assumptions are developed by management together with its internal and external asbestos litigation team based on historical data regarding asbestos claims made against the Company, recoveries sought and settlement and trial resolution data. As these factors vary over any given period, the assumptions about future periods used to calculate the Company’s asbestos liabilities are adjusted correspondingly. In their March 3, 2004 letter, the external auditors recommended that the assumptions and calculations prepared by members of the Company’s asbestos litigation team be reviewed carefully by the Chief Accounting Officer of the Company and that all significant assumptions and estimates, including changes thereof, be approved by the Chief Financial and Chief Executive Officers of the Company prior to the asbestos calculations being submitted to the external auditor for review. The Company agreed with these suggestions and has adopted them both in connection with the 2003 audit and going forward. All asbestos estimates and assumptions included in the accompanying financial statements have been subjected to appropriate review by senior management.

Back to Index

Safe Harbor Statement

Management’s Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q and other reports and oral statements made by representatives of the Company from time to time may contain forward-looking statements that are based on management’s assumptions, expectations and projections about the Company and the various industries within which the Company operates. These include statements regarding the Company’s expectation regarding revenues (including as expressed by its backlog), its liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims, and the costs of current and future asbestos claims and the amount and timing of insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Company cautions that a variety of important factors could cause business conditions and results to differ materially from what is contained in forward-looking statements, including, but not limited to, the following:

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

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 3 to the Condensed Consolidated Financial Statements presented in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Exhibits

10.1	Financing Agreement, dated as of January 26, 2004, between by and among the parties therein referred to as Borrowers, the parties therein referred to as Guarantors, the other parties named therein, the financial institutions from time to time party thereto referred to therein as lenders, Saberasu Japan Investments II B.V., as collateral agent for the Lenders, Saberasu Japan Investments II B.V., as administrative agent for the Lenders. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K filed on January 28, 2004, and incorporated herein by reference).

10.2	Deed of Charge, dated as of January 26, 2004, between Foster Wheeler (QLD) Pty Limited and Saberasu Japan Investments II B.V. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K filed on January 28, 2004, and incorporated herein by reference).

10.3	Deed of Charge, dated as of January 26, 2004, between Foster Wheeler (QLD) Pty Limited and Saberasu Japan Investments II B.V. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K filed on January 28, 2004, and incorporated herein by reference).

10.4	Security Agreement, dated as of January 26, 2004, between the companies identified therein in Schedule 1 and Saberasu Japan Investments II B.V. (Filed as Exhibit 99.4 to Foster Wheeler Ltd.’s Form 8-K filed on January 28, 2004, and incorporated herein by reference).

10.5	Standard Security Agreement, dated as of January 26, 2004, between Foster Wheeler Energy Limited and Saberasu Japan Investments II B.V. (Filed as Exhibit 99.6 to Foster Wheeler Ltd.’s Form 8-K filed on January 28, 2004, and incorporated herein by reference).

10.6	Employment Agreement between Foster Wheeler Ltd. and John T. La Duc dated as of April 14, 2004. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K filed on April 15, 2004, and incorporated herein by reference).

10.7	Change of Control Employment Agreement between Foster Wheeler Inc. and John T. La Duc dated as of April 14, 2004. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K filed on April 15, 2004, and incorporated herein by reference).

10.8	Employment Agreement between Foster Wheeler Ltd. and Brian K. Ferraioli dated as of April 27, 2004 and effective as of December 1, 2003. (Filed as Exhibit 10.8 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 26, 2004, filed on May 5, 2004, and incorporated herein by reference).

10.9	Change of Control Employment Agreement between Foster Wheeler Inc. and Brian K. Ferraioli effective as of December 1, 2003. (Filed as Exhibit 10.9 to Foster Wheeler Ltd’s. Form 10-Q for the quarter ended March 26, 2004, filed on May 5, 2004, and incorporated herein by reference).

12.1	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of Raymond J. Milchovich.

31.2	Section 302 Certification of John T. La Duc.

32.1	Certification of Raymond J. Milchovich Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John T. La Duc Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Index

Reports on Form 8-K

Report Date	Description

January 26, 2004	Certain subsidiaries of the Company executed financing and security agreements (Items 5 and 7).

January 28, 2004	The Company announced the appointment of principal financial positions, including Acting Chief Financial Officer and Vice President and Treasurer (Items 5 and 7).

February 5, 2004	The Company announced a commitment to provide $120 million of new financing from institutional investors and the discontinuance of a plan to divest European assets (Items 5 and 7).

March 15, 2004	The Company announced its financial results for the Fourth Quarter of 2003 (Items 7, 9, and 12).

March 16, 2004	The Company posted its Fourth Quarter 2003 conference call script (Items 7, 9, and 12).

April 9, 2004	The Company, filed in contemplation of its proposed exchange offer and related registration statement on Form S-4 (No. 333-107054), revised financial statements due to Foster Wheeler LLC’s plans to issue 10.5% Senior Secured Notes due 2011, Series A (Item 5).

April 14, 2004	The Company announced that its Annual General Meeting of Shareholders would be held later in the year, pending consummation of the Company’s recently announced proposed equity for debt exchange offer (Items 5 and 7).

April 14, 2004	The Company announced the appointment of John T. La Duc as Executive Vice President and Chief Financial Officer and filed an Employment and Change of Control Agreement (Items 5 and 7).

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER LTD. (Registrant)

Date: May 5, 2004	BY: /s/ RAYMOND J. MILCHOVICH
Raymond J. Milchovich Chairman, President and Chief Executive Officer

Date: May 5, 2004	BY: /s/ JOHN T. LA Duc John T. La Duc Executive Vice President and Chief Financial Officer