Form 10-K/A
period 2003-12-26
FOSTER WHEELER LTD
filed 2004-06-09
CIK 1130385

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

List hereunder the following documents, if incorporated by reference, and the Part of the Form 10-K into which the document is incorporated:

DOCUMENTS INCORPORATED BY REFERENCE: None

FOSTER WHEELER LTD.

2003 Form 10-K/A Annual Report

This Form 10-K/A amends the Registrant’s annual report on Form 10-K for the year ended December 26, 2003 as filed on March 12, 2004 to modify certain disclosures within Part II, Item 9A, “Controls and Procedures.” No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K except to conform to the comments of the Securities and Exchange Commission staff set out in their letters to the Registrant dated April 21, 2004 and May 28, 2004, and such other changes as required by applicable law.

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

This Form 10-K/A is hereinafter referred to as “Form 10-K.”

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

Back to Contents

If the Company is unable to successfully address the material weaknesses in its internal controls, its ability to report its financial results on a timely and accurate basis may be adversely affected.

During 2003, the Company’s financial reporting requirements increased significantly in connection with its 2002 10-K filing. The increased financial reporting stemmed from the SEC requirements relating to the security interest granted to the holders of the 2005 notes in August 2002, and from the financial reporting requirements relating to the proposed exchange offer and restructuring process. Nine additional sets of audited financial statements for subsidiary companies, including three year comparable results, were required for 2002 and the first nine months of 2003. The Company’s permanent corporate accounting staff was not structured to address this increased workload under the deadlines required so the Company hired temporary professional personnel to assist with the process. Because the temporary personnel were unfamiliar with the Company’s operations, this led to audit adjustments deemed material in relation to the size of the subsidiaries in the financial reporting process. The external auditors notified the audit committee of the Company’s board of directors on December 16, 2003 that they believed the insufficient staffing levels in the corporate accounting department represented a “material weakness” in the preparation of the subsidiary financial statements, but noted that this did not constitute a material weakness for the Company’s consolidated financial statements. The Company has assigned the highest priority to the assessment of this material weakness and is working together with the audit committee to resolve the issue. The insufficient staffing levels in the corporate accounting department were specifically related to the preparation of the subsidiary financial statements required under Rule 3-16 and not related to the preparation of Foster Wheeler Ltd.’s consolidated financial statements. Foster Wheeler Ltd. made the noted audit adjustments and the financial statements as filed were properly stated. In the second quarter 2004, the Company augmented its initial hires with three permanent senior financial personnel. Directors of Corporate Accounting and SEC Reporting, and a Manager of Financial Planning & Analysis were hired. The two directors each have significant public accounting experience and previously worked at public companies. Both hold active CPA licenses. The manager is assisting in the financial planning and analysis area. Additionally, the Company is seeking to hire two additional permanent accounting staff level personnel to replace two of the consultants hired in 2003. The consultancy personnel hired for the initial preparation of the subsidiary financial statements remain with the Company. If these actions are not successful in addressing these material weaknesses, the Company’s ability to report its financial results on a timely and accurate basis may be adversely affected.

On March 3, 2004, the Company’s external auditors notified the audit committee of the Company’s board of directors that they believed the Company’s lack of a formal process for senior financial management to review assumptions and check calculations on a timely basis relating to the Company’s asbestos liability and asset balances represented a “material weakness” in the internal controls for the preparation of the consolidated financial statements for 2003. In connection with the preparation of the 2003 consolidated financial statements, the Company submitted its calculations and assumptions relating to asbestos liability and related assets to the external auditors without them being reviewed by senior management. As a result, the external auditors noted a proposed change in an assumption used to calculate the liability that had not been approved by senior management and also noted a mechanical error in calculating the number of open claims. In response, the Company corrected the mechanical error in its calculation and determined not to make the proposed change in the assumption. Estimating the Company’s obligations arising from asbestos litigation, and the amounts of related insurance recoveries is a complex process involving many different assumptions about future events extending well into the future. These assumptions are developed by management together with its internal and external asbestos litigation team based on historical data regarding asbestos claims made against the Company, recoveries sought and settlement and trial resolution data. As these factors vary over any given period, the assumptions about future periods used to calculate the Company’s asbestos liabilites are adjusted correspondingly. In their March 3, 2004 letter, the external auditors recommended that the assumptions and calculations prepared by members of the Company’s asbestos litigation team be reviewed carefully by the Company’s chief accounting officer and that all significant assumptions and estimates, including changes thereof, be approved by the Company’s chief financial and chief executive officers prior to the asbestos calculations being submitted to the external auditor for review. The Company agreed with these suggestions and have adopted them both in connection with the 2003 audit and going forward. If these actions are not successful in addressing these material weaknesses, the Company’s ability to report its financial results on a timely and accurate basis may be adversely affected.

The Company has taken a series of actions it believes will address the material weaknesses described above. In the second quarter of 2004, the Company has hired additional permanent staff to address the identified material weaknesses, but believes additional time must pass in order for the additional staff to become fully trained and integrated into the Company’s operations and to evidence that the additional staff and controls are performing as intended. If the Company is unable to successfully address the identified material weaknesses in its internal controls, its ability to report financial results on a timely and accurate basis may be adversely affected.

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

A reconciliation of EBITDA, a non-GAAP financial measure, to net earnings/(loss), a GAAP measure, is shown below.

	2003	2002	2001

EBITDA	$60,600	$(41,400)	$32,600
Less: Interest Expense	3,200	(400)	(200)
Depreciation and amortization	10,100	15,500	17,700

Earnings/(Loss) before income taxes	47,300	(56,500)	15,100
Tax (benefits)/provision	15,900	(11,500)	11,000

Net earnings/(loss) prior to cumulative effect of a change in accounting principle	31,400	(45,000)	4,100
Cumulative effect on prior years of change in accounting principle for goodwill	—	(48,700)	—

Net earnings/(loss)	$31,400	$(93,700)	$4,100

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

Back to Contents

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

Back to Contents

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Pages

Report of Independent Registered Public Accounting Firm	53
Consolidated Statement of Operations and Comprehensive Loss for each of the three years in the period ended December 26, 2003	54
Consolidated Balance Sheet at December 26, 2003 and December 27, 2002	55
Consolidated Statement of Changes in Shareholders’ Deficit for each of the three years in the period ended December 26, 2003	56
Consolidated Statement of Cash Flows for each of the three years in the period ended December 26, 2003	57
Notes to Consolidated Financial Statements	58

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

Foster Wheeler LLC	133
Foster Wheeler International Holdings, Inc.	176
Foster Wheeler International Corporation	202
Foster Wheeler Europe Limited and Subsidiaries	228
FW Netherlands C.V. and Subsidiaries	253
Financial Services S.a.r.l.	280
FW Hungary Licensing Limited Liability Company	293

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations and comprehensive loss, of shareholders’ deficit and of cash flows, present fairly, in all material respects, the financial position of Foster Wheeler Ltd. and its subsidiaries (the “Company”) at December 26, 2003 and December 27, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2003 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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
March 10, 2004,
except for Note 24 D
as to which the date is
April 9, 2004.

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

A reconciliation of EBITDA, a non-GAAP financial measure, to net (loss)/earnings, a GAAP measure, is shown on the next page.

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

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information – (Continued)

D.	Proposed 10.5% Senior Secured Notes due 2011

Under the terms of Foster Wheeler LLC’s proposed exchange offer, Foster Wheeler LLC plans to issue 10.5% Senior Secured Notes due 2011 in exchange for a portion of its Senior Notes at 6.75% due 2005.

The proposed 10.5% Senior Secured Notes are to be fully and unconditionally guaranteed by Foster Wheeler Ltd. and the following 100% owned companies:  Continental Finance Company Ltd., Energy Holdings, Inc., Equipment Consultants, Inc., Financial Services S.a.r.l., Foster Wheeler Holdings, Ltd., Foster Wheeler Asia Limited, Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, FW Energie B.V., Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Enviresponse, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Europe Limited, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler Intercontinental Corporation, Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler Middle East Corporation, Foster Wheeler North America Corp. (“formerly known as Foster Wheeler Power Group, Inc.), Foster Wheeler Power Corporation, Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Hungary Licensing Limited Liability Company, FW Mortshal, Inc., HFM International, Inc., PGI Holdings, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc. and Perryville III Trust.  Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC and each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd. The condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly owned subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors.  The following represents condensed consolidating financial information as of December 26, 2003 and December 27, 2002 with respect to the financial position, and for each of the three years in the period ended December 26, 2003 for results of operations and for cash flows of the Company and its 100% owned and majority-owned subsidiaries.

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

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information – (Continued)

D.	Proposed 10.5% Senior Secured Notes due 2011

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 26, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$33,161	$330,934	$—	$364,095
Accounts and notes receivable, net	—	272,361	113,559	777,142	(606,648)	556,414
Contracts in process and inventories	—	—	121,527	60,876	(9,110)	173,293
Investment and advances	—	—	88,641	—	(88,641)	—
Other current assets	—	—	4,359	76,215	—	80,574

Total current assets	—	272,361	361,247	1,245,167	(704,399)	1,174,376
Investments in subsidiaries and others	(872,080)	(919,588)	375,116	138,896	1,376,307	98,651
Land, buildings & equipment (net)	—	—	64,315	245,300	—	309,615
Notes and accounts receivable long-term	210,000	575,118	114,508	258,490	(1,151,340)	6,776
Intangible assets (net)	—	—	101,664	21,025	—	122,689
Asbestos-related insurance recovery receivable	—	495,400	—	—	—	495,400
Other non-current assets	—	28,478	83,898	186,647	—	299,023

TOTAL ASSETS	$(662,080)	$451,769	$1,100,748	$2,095,525	$(479,432)	$2,506,530

Liabilities & Shareholders’ Deficit
Accounts payable and accrued expenses	$412	$78,278	$706,397	$517,333	$(615,758)	$686,662
Estimated costs to complete long-term contracts	—	—	162,168	390,586	—	552,754
Other current liabilities	(52)	(1,085)	14,385	121,096	—	134,344

Total current liabilities	360	77,193	882,950	1,029,015	(615,758)	1,373,760
Corporate and other debt	—	328,163	44,120	23,819	—	396,102
Special-purpose project debt	—	—	—	119,281	—	119,281
Pension, postretirement and other employee benefits	—	—	216,281	78,852	—	295,133
Asbestos-related liability	—	526,200	—	—	—	526,200
Other long-term liabilities and minority interest	—	392,221	717,888	228,401	(1,166,605)	171,905
Subordinated Robbins obligations	—	—	111,589	—	—	111,589
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,360	1,323,777	1,972,828	1,654,368	(1,782,363)	3,378,970

Common stock and paid-in capital	242,613	242,613	242,613	465,451	(950,677)	242,613
Accumulated deficit	(811,054)	(810,622)	(810,694)	174,312	1,447,004	(811,054)
Accumulated other comprehensive loss	(303,999)	(303,999)	(303,999)	(198,606)	806,604	(303,999)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(872,440)	(872,008)	(872,080)	441,157	1,302,931	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(662,080)	$451,769	$1,100,748	$2,095,525	$(479,432)	$2,506,530

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(in thousands of dollars, except per share amount)
24.	Consolidating Financial Information – (Continued)

D.	Proposed 10.5% Senior Secured Notes due 2011

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$20,962	$323,343	$—	$344,305
Accounts and notes receivable, net	—	228,428	168,076	786,991	(555,274)	628,221
Contracts in process and inventories	—	—	177,115	110,959	(8,250)	279,824
Investment and advances	—	—	292,654	—	(292,654)	—
Other current assets	—	—	39,924	38,102	(529)	77,497

Total current assets	—	228,428	698,731	1,259,395	(856,707)	1,329,847
Investments in subsidiaries and others	(780,671)	(842,608)	241,131	128,808	1,341,863	88,523
Land, buildings & equipment (net)	—	—	103,489	304,330	—	407,819
Notes and accounts receivable long-term	210,000	595,656	122,506	253,167	(1,159,385)	21,944
Intangible assets (net)	—	—	104,349	18,533	—	122,882
Asbestos-related insurance recovery receivable	—	534,045	—	—	—	534,045
Other non-current assets	—	20,749	107,174	209,296	(2)	337,217

TOTAL ASSETS	$(570,671)	$536,270	$1,377,380	$2,173,529	$(674,231)	$2,842,277

Liabilities & Shareholders’ (Deficit)/Equity
Accounts payable and accrued expenses	$320	$39,048	$749,113	$386,393	$(564,053)	$610,821
Estimated costs to complete long-term contracts	—	—	279,739	366,024	—	645,763
Other current liabilities	(52)	(1,085)	11,610	182,738	—	193,211

Total current liabilities	268	37,963	1,040,462	935,155	(564,053)	1,449,795
Corporate and other debt	—	340,000	43,678	16,261	—	399,939
Special-purpose project debt	—	—	—	181,613	—	181,613
Pension, postretirement and other employee	—	—	—	—	—
benefits	—	—	294,133	143,687	—	437,820
Asbestos-related liability	—	519,790	—	—	—	519,790
Other long-term liabilities and minority interest	—	419,134	668,104	211,408	(1,161,061)	137,585
Subordinated Robbins obligations	—	—	111,674	—	—	111,674
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,268	1,316,887	2,158,051	1,663,164	(1,725,114)	3,623,216

Common stock and paid-in capital	242,490	242,490	242,490	571,429	(1,056,409)	242,490
(Accumulated deficit)/retained earnings	(653,991)	(653,669)	(653,723)	183,751	1,123,641	(653,991)
Accumulated other comprehensive loss	(369,438)	(369,438)	(369,438)	(244,775)	983,651	(369,438)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(780,939)	(780,617)	(780,671)	510,405	1,050,883	(780,939)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(570,671)	$536,270	$1,377,380	$2,173,529	$(674,231)	$2,842,277

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information – (Continued)

D.	Proposed 10.5% Senior Secured Notes due 2011

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Year Ended December 26, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Revenues	$—	$—	$942,720	$2,872,147	$(91,052)	$3,723,815
Other Income	13,650	54,037	52,592	95,191	(137,977)	77,493

Total revenues and other income	13,650	54,037	995,312	2,967,338	(229,029)	3,801,308
Cost of operating revenues	—	—	880,982	2,656,912	(96,552)	3,441,342
Selling, general and administrative expenses	—	—	85,237	114,602	110	199,949
Other deductions and minority interest	24	198	140,348	65,538	(31,938)	174,170
Interest expense *	13,719	63,256	78,352	40,806	(100,649)	95,484
Equity in net loss of subsidiaries	(156,970)	(147,536)	50,494	—	254,012	—

(Loss)/earnings before income taxes	(157,063)	(156,953)	(139,113)	89,480	254,012	(109,637)
Provision for income taxes	—	—	17,857	29,569	—	47,426

Net (loss)/earnings	(157,063)	(156,953)	(156,970)	59,911	254,012	(157,063)
Other comprehensive income:
Foreign currency translation adjustment	6,762	6,762	6,762	11,597	(25,121)	6,762
Minimum pension liability adjustment net of tax of $18,886	58,677	58,677	58,677	44,483	(161,837)	58,677

Comprehensive (loss)/income	$(91,624)	$(91,514)	$(91,531)	$115,991	$67,054	$(91,624)

* Includes dividends on preferred securities of $18,130.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information – (Continued)

D.	Proposed 10.5% Senior Secured Notes due 2011

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Year Ended December 27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,392,043	$2,228,851	$(101,717)	$3,519,177
Other income	13,650	50,355	40,229	71,907	(120,781)	55,360

Total revenues and other income	13,650	50,355	1,432,272	2,300,758	(222,498)	3,574,537

Cost of operating revenues	—	—	1,440,872	2,087,756	(101,718)	3,426,910
Selling, general and administrative expenses	—	—	127,350	99,174	—	226,524
Other deductions and minority interest	73	4,205	95,683	122,936	(24,760)	198,137
Interest expense *	13,749	52,785	69,209	43,305	(96,020)	83,028
Equity in net losses of subsidiaries	(374,547)	(370,193)	(65,238)	—	809,978	—

Loss before income taxes	(374,719)	(376,828)	(366,080)	(52,413)	809,978	(360,062)
Provision /(benefit) for income taxes	—	(2,322)	8,467	8,512	—	14,657

Net loss prior to cumulative effect of a change in accounting principle	(374,719)	(374,506)	(374,547)	(60,925)	809,978	(374,719)
Cumulative effect on prior years of a change in accounting principle for goodwill, net of $0 tax	(150,500)	(150,500)	(150,500)	(24,800)	325,800	(150,500)

Net loss	(525,219)	(525,006)	(525,047)	(85,725)	1,135,778	(525,219)
Other comprehensive (loss)/income:
Foreign currency translation adjustments	22,241	22,241	22,241	21,142	(65,624)	22,241
Net (loss)/gain on derivative instruments	(3,834)	(3,834)	(3,834)	284	7,384	(3,834)
Minimum pension liability adjustment net of tax benefit of $73,400	(226,011)	(226,011)	(226,011)	(170,303)	622,325	(226,011)

Comprehensive loss	$(732,823)	$(732,610)	$(732,651)	$(234,602)	$1,699,863	$(732,823)

* Includes dividends on preferred securities of  $16,610.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information – (Continued)

D.	Proposed 10.5% Senior Secured Notes due 2011

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Year Ended December 28, 2001
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,500,541	$2,002,529	$(187,756)	$3,315,314
Other income	8,000	38,152	57,359	83,585	(109,936)	77,160

Total revenues and other income	8,000	38,152	1,557,900	2,086,114	(297,692)	3,392,474
Cost of operating revenues	—	—	1,506,801	1,823,980	(166,756)	3,164,025
Selling, general and administrative expenses	—	—	124,706	100,686	—	225,392
Other deductions and minority interest	130	2,195	106,802	85,941	(63,530)	131,538
Interest expense *	8,018	28,846	42,050	72,976	(67,406)	84,484
Equity in net losses of subsidiaries	(336,264)	(343,362)	(1,406)	—	681,032	—

Loss before income taxes	(336,412)	(336,251)	(223,865)	2,531	681,032	(212,965)
Provision /(benefit) for income taxes	(52)	—	112,399	11,048	—	123,395

Net loss	(336,360)	(336,251)	(336,264)	(8,517)	681,032	(336,360)

Other comprehensive (loss)/income:
Foreign currency translation adjustments	(10,191)	(10,191)	(10,191)	(22,139)	42,521	(10,191)
Net (loss)/gain on derivative instruments	3,834	3,834	3,834	(284)	(7,384)	3,834
Minimum pension liability adjustment net of tax of $0	(36,770)	(36,770)	(36,770)	—	73,540	(36,770)

Comprehensive loss	$(379,487)	$(379,378)	$(379,391)	$(30,940)	$789,709	$(379,487)

* Includes dividends on preferred securities of  $15,750

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information – (Continued)

D.	Proposed 10.5% Senior Secured Notes due 2011

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 26, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(93)	$18,811	$(165,620)	$124,483	$(39,679)	$(62,098)

Cash Flows from Investing Activities
Change in restricted cash	—	—	15,524	22,890	—	38,414
Capital Expenditures	—	—	(105)	(12,765)	—	(12,870)
Proceeds from sale of assets	—	—	79,701	7,458	—	87,159
(Increase)/decrease in investment and advances	—	—	23,465	(23,465)	—	—
Increase in short-term investments	—	—	—	(6,808)	—	(6,808)

Net cash (used)/provided by Investing Activities	—	—	118,585	(12,690)	—	105,895

Cash Flows from Financing Activities
Dividends to Common Stockholders	—	—	—	(39,679)	39,679	—
Decrease in short-term debt	—	—	—	(14,826)	—	(14,826)
Repayment of long-term debt	—	(11,837)	(1,580)	(20,683)	—	(34,100)
Other	93	(6,974)	60,814	(56,812)	—	(2,879)

Net cash provided/(used) by Financing Activities	93	(18,811)	59,234	(132,000)	39,679	(51,805)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	27,798	—	27,798

Increase in cash and cash equivalents	—	—	12,199	7,591	—	19,790
Cash and Cash equivalents, beginning of year	—	—	20,962	323,343	—	344,305

Cash and Cash equivalents, end of year	$—	$—	$33,161	$330,934	$—	$364,095

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information – (Continued)

D.	Proposed 10.5% Senior Secured Notes due 2011

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 27, 2002
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(172)	$(15,109)	$233,224	$(42,073)	$(15,505)	$160,365

Cash Flows from Investing Activities
Change in restricted cash	—	—	(15,900)	(68,893)	—	(84,793)
Capital Expenditures	—	—	(40,932)	(12,463)	—	(53,395)
Proceeds from sale of assets	—	—	1,783	4,499	—	6,282
(Increase)/decrease in investment and advances	—	(350)	(21,049)	30,506	—	9,107
Decrease in short-term investments	—	—	—	93	—	93

Net cash used by Investing Activities	—	(350)	(76,098)	(46,258)	—	(122,706)

Cash Flows from Financing Activities
Dividends to Common Stockholders	—	—	—	(15,505)	15,505	—
Decrease in short-term debt	—	—	—	(7,792)	—	(7,792)
Proceeds from long-term debt	—	70,000	—	546	—	70,546
Proceeds from lease financing obligation	—	—	44,900	—	—	44,900
Repayment of long-term debt	—	—	(24,440)	(21,151)	—	(45,591)
Other	172	(54,541)	(200,288)	252,596	—	(2,061)

Net cash provided/(used) by Financing Activities	172	15,459	(179,828)	208,694	15,505	60,002

Effect of exchange rate changes on cash and cash equivalents	—	—	357	22,267	—	22,624

Increase/(decrease) in cash and cash equivalents	—	—	(22,345)	142,630	—	120,285
Cash and Cash equivalents, beginning of year	—	—	43,307	180,713	—	224,020

Cash and Cash equivalents, end of year	$—	$—	$20,962	$323,343	$—	$344,305

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(in thousands of dollars, except per share amount)

24.	Consolidating Financial Information – (Continued)

D.	Proposed 10.5% Senior Secured Notes due 2011

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 28, 2001
(in thousands of dollars)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by Operating Activities	$(96)	$(181,267)	$455,803	$(111,597)	$(251,524)	$(88,681)

Cash Flows from Investing Activities
Capital Expenditures	—	(2,346)	(17,074)	(14,578)	—	(33,998)
Proceeds from sale of assets	—	—	190	59,482	—	59,672
(Increase)/decrease in investment and advances	—	—	77,838	(61,830)	—	16,008
Decrease in short-term investments	—	—	—	1,530	—	1,530

Net cash (used)/provided by Investing Activities	—	(2,346)	60,954	(15,396)	—	43,212

Cash Flows from Financing Activities
Dividends to Common Stockholders	—	(4,888)	(228,936)	(22,588)	251,524	(4,888)
Decrease in short-term debt	—	—	(76,250)	(5,782)	—	(82,032)
Proceeds from Convertible Bonds, net	202,912	—	—	—	—	202,912
Proceeds from long-term debt	—	178,061	(285,000)	291,981	—	185,042
Repayment of long-term debt	—	(193,062)	(1,601)	(20,061)	—	(214,724)
Other	(202,816)	203,502	79,598	(81,061)	—	(777)

Net cash provided/(used) by Financing Activities	96	183,613	(512,189)	162,489	251,524	85,533

Effect of exchange rate changes on cash and cash equivalents	—	—	(923)	(7,014)	—	(7,937)

Increase in cash and cash equivalents	—	—	3,645	28,482	—	32,127
Cash and Cash equivalents, beginning of year	—	—	39,662	152,231	—	191,893

Cash and Cash equivalents, end of year	$—	$—	$43,307	$180,713	$—	$224,020

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

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated statement of financial position and the related consolidated statements of operations and comprehensive loss, of cash flows and of changes in member’s deficit present fairly, in all material respects, the financial position of Foster Wheeler LLC and Subsidiaries (the “Company”), an indirect wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 26, 2003 and December 27, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

A reconciliation of EBITDA, a non-GAAP financial measure, to net earnings/(loss), a GAAP measure, is shown on the next page.

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

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Financial Statements
December 26, 2003

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income/(loss), of cash flows and of shareholder’s (deficit)/ equity present fairly, in all material respects, the financial position of Foster Wheeler International Holdings, Inc. and Subsidiaries (the “Company”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 26, 2003 and December 27, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PRICEWATERHOUSE COOPERS LLP
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

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Financial Statements
December 26, 2003

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income/(loss), of cash flows and of shareholder’s (deficit)/equity present fairly, in all material respects, the financial position of Foster Wheeler International Corporation and Subsidiaries (the “Company”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 26, 2003 and December 27, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2003

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income/(loss), of cash flows and of shareholder’s deficit present fairly, in all material respects, the financial position of Foster Wheeler Europe Limited and Subsidiaries (the “Company”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 26, 2003 and December 27, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Back to Contents

FW Netherlands C.V. and Subsidiaries
Consolidated Financial Statements
December 31, 2003

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and comprehensive income/(loss), of cash flows and of changes in partners’ capital present fairly, in all material respects, the financial position of FW Netherlands C.V. and Subsidiaries (the “Partnership”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and shareholders’ deficit present fairly, in all material respects, the financial position of Financial Services S.a.r.l and Subsidiary (the “Company”), an indirect wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying statement of financial position and the related statements of operations and accumulated earnings, of cash flows and member’s interest present fairly, in all material respects, the financial position of FW Hungary Licensing Limited Liability Company (the “Company”), an indirect wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Internal controls, no matter how designed, have limitations. It is the Company’s intent that the internal controls be conceived to provide reasonable assurance that the objectives of the controls are met. Management plans to continue its review of internal controls and disclosure procedures on an ongoing basis.

The Company initiated a detailed review of internal controls in the third and fourth quarters of 2002. The review included evaluation of the Company’s contracting policies and procedures relating to bidding and estimating practices. Among other things, these reviews included evaluation of the Company’s reserving practices for bad debts and uncollectible accounts receivables, warranty costs, change orders and claims. Management, with approval of the Audit Committee of the Board of Directors, enhanced its policies and established more formalized and higher level approvals for setting and releasing project contingencies and reserves, establishing claims and change orders, and requires that all claims to be recorded in excess of $500,000 be reviewed and approved in advance by the corporate chief financial officer.

Management strengthened the Company’s financial controls and supplemented its financial and management expertise in 2002 and 2003. This included expanding the scope of the internal audit function.

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

Back to Contents

The Company’s financial reporting requirements increased significantly as a result of the SEC requirements relating to the security interest granted to the Senior Note holders in August 2002, and from the financial reporting requirements relating to the proposed exchange offer and restructuring process. Nine additional sets of audited financial statements for subsidiary companies (including three years comparable results erroneously) were required for 2002 and the first nine months of 2003. The additional year end financial statements were omitted from the Company’s 2002 10-K filing as the result of an oversight. The Company had a process in place both internally and externally whereby this evaluation was made and an error occurred in the evaluation process. The preparation of these additional financial statements began near the end of the third quarter of 2003 in connection with the preparation of the amended 2002 10-K, which was filed on December 19, 2003. In addition, the Company’s accounting workload increased due to its operational restructuring and certain potential divestitures pursued in the second half of 2003, which were later discontinued. Early in the fourth quarter of 2003, a key financial officer responsible for the preparation of the nine sets of subsidiary financial statements resigned. As a result of all of these factors taken together, during the fourth quarter of 2003, the Company’s remaining permanent corporate accounting staff was not structured to address this increased workload under the deadlines required. The Company hired temporary professional personnel to assist with the process. Because the temporary personnel were unfamiliar with the Company’s operations, this resulted in inefficiencies in the financial reporting process. The external auditors notified the Audit Committee of the Board of Directors on December 16, 2003 that they believed the insufficient staffing levels in the corporate accounting department represented a “material weakness” in the preparation of the subsidiary financial statements, but noted that this did not constitute a material weakness for the Company’s Consolidated Financial Statements. A material weakness is defined as “a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions”. The Company has assigned the highest priority to the assessment of this internal control deficiency and has taken actions it believes necessary to address this material weakness, but the Company believes additional time must pass in order for the additional staff to become fully trained and integrated into its operations and to evidence that the additional staff is performing as intended.

The initiatives associated with implementation of the Sarbanes-Oxley legislation are also likely to require the Company to increase the quantity and quality of its financial professionals throughout the world. This is a management objective for 2004.

On March 3, 2004, in connection with its audit of the Company’s financial statements for fiscal 2003, the Company’s external auditors notified the Audit Committee of the Board of Directors that they believed the lack of formal process in place for senior financial management to review assumptions and check calculations on a timely basis relating to the Company’s asbestos liability and asset balances represented a “material weakness” in the internal controls for the preparation of the Company’s consolidated financial statements for 2003. In order to meet the accelerated deadline for filing its 10-K, in connection with the preparation of its 2003 consolidated financial statements the Company submitted its calculations and assumptions relating to asbestos liability and related assets to the external auditors for their review prior to being fully reviewed by senior management. As a result, the external auditors noted a proposed change in an assumption used to calculate liability that had not been approved by senior management and also noted a mechanical error in calculating the number of open claims. Prior to December 26, 2003, the Company followed an informal process whereby its senior management reviewed asbestos assumptions and calculations after they were prepared by the Company’s internal asbestos matters team. Until his retirement at the end of fiscal 2003, the Company’s General Counsel, a member of senior management, led this process. Following his retirement, as well as the departure in January of 2004 of the Company’s Chief Financial Officer, as discussed above this process was not followed. In response, the Company corrected the mechanical error in its calculation and determined not to make the proposed change in the assumption.

Estimating the Company’s obligations arising from asbestos litigation, and the amounts of related insurance recoveries is a complex process involving many different assumptions about future events extending well into the future. These assumptions are developed by management together with its internal and external asbestos litigation team based on historical data regarding asbestos claims made against the Company, recoveries sought and settlement and trial resolution data. As these factors vary over any given period, the assumptions about future periods used to calculate the Company’s asbestos liabilities are adjusted correspondingly. The Company’s process of having its senior management review these assumptions was not followed in connection with the preparation of the 2003 financial statements. In their March 3, 2004 letter, the external auditors recommended that the assumptions and calculations prepared by members of the Company’s asbestos litigation team be reviewed carefully by the Chief Accounting Officer of the Company and that all significant assumptions and estimates, including changes thereof, be approved by the Chief Financial and Chief Executive Officers of the Company prior to the asbestos calculations being submitted to the external auditor for review. The Company agreed with these suggestions and has adopted them both in connection with the 2003 audit and going forward. All asbestos estimates and assumptions included in the accompanying audited financial statements for 2003 have been subjected to appropriate review by senior management.

The Company has taken a series of actions it believes will address the material weaknesses described above. In the second quarter of 2004, the Company has hired additional permanent staff to address the identified material weaknesses, but believes additional time must pass in order for the additional staff to become fully trained and integrated into the Company’s operations and to evidence that the additional staff and controls are performing as intended. If the Company is unable to successfully address the identified material weaknesses in its internal controls, its ability to report financial results on a timely and accurate basis may be adversely affected.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act) were effective as of December 26, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As noted above, the Company’s management concluded that its disclosure controls and procedures were effective as of December 26, 2003, the evaluation date. Prior to reaching this conclusion, management through its Disclosure Committee, undertook a review of its disclosure controls and procedures. The review identified what management believes to be evidence of a comprehensive disclosure control structure. Management also carefully evaluated the two material weaknesses as well as the error that caused the ommission of the additional subsidiary financial statements in the initial filing of the 2002 Form 10-K during the first quarter of 2003 as discussed above. Management concluded that the Company’s disclosure controls and procedures were effective on the evaluation dates at the end of each quarterly period during 2003 based on its belief that although an error had occurred which resulted in the additional subsidiary financial statements being omitted from the 2002 10-K, the design of its disclosure controls and procedures taken as a whole were effective. Management viewed the omission as an isolated error not a systemic problem. With respect to the staffing issue, management noted that the issue was raised prior to the end of the fiscal 2003 and before the audit process for the year had begun, and that the process for preparing the additional sets of financial statements had been changed prior to year end. The revised process included a thorough review by experienced accounting and tax personnel of the Company of the work prepared by temporary staff, prior to submission to the external auditors. Management concluded the necessary actions had been taken to eliminate the staffing material weakness, although more time is needed to train and integrate these new employees. With respect to the material weakness identified in the Company’s asbestos calculation process, management took note of the informal process followed in prior periods. Management noted that this process was used in prior periods and that its external auditors did not note it as a reportable condition or material weakness during those periods. Management noted that the fact that the process was not followed led to the material weakness. The Company agreed to formalize the process, in accordance with its external auditor’s suggestion. However, management also believed that the process itself would have been sufficient had it been followed. The Company’s management believes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. With this in mind, and looking at the design and operation of the Company’s disclosure controls and procedures as a whole, management concluded, notwithstanding the material weaknesses described above and after taking into account the remedial measures taken as of the evaluation date, that they were effective as of December 26, 2003.

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

The members of the Audit Committee are Mr. John E. Stuart, Chairman; Mr. John P. Clancey, Ms. Martha Clark Goss and Mr. Joseph J. Melone. During fiscal 2003, this Committee held ten meetings. The Audit Committee provides advice and counsel to management regarding, and assists the board in the oversight of (1) the integrity of the financial statements of the Company, (2) the Company’s compliance with legal and regulatory requirements, (3) the independence and qualifications of the Company’s independent registered public accounting firm and (4) the performance of the Company’s internal audit function and the Company’s independent registered public accounting firm. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the Company’s independent registered public accounting firm. The functions of this Committee are to review and monitor the progress of the audit plans prepared by the independent registered public accounting firm and internal auditors; to review compliance with Company policies; to annually review the status of any significant litigation; to review with the independent registered public accounting firm and management the results of the audit, the Company’s financial statements and the Company’s system of internal accounting control; to pre- approve fees of the independent registered public accounting firm; to review with management and the independent registered public accounting firm the Company’s annual and quarterly financial statements and any material changes in accounting principles or practices used in preparing the statements prior to the filing of a report on Forms 10-K or 10-Q with the Securities and Exchange Commission, including a review of the items required by SAS 61 as in effect at that time in the case of the quarterly statements; to receive from the independent registered public accounting firm the report required by Independence Standards Board Standard No. 1 as in effect at that time and discuss it with the independent registered public accounting firm; and to prepare a report each year concerning compliance with its charter for inclusion in the Company’s proxy statement. The Committee members meet in private with representatives of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, at each Audit Committee meeting.

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

(1) Audit fees consisted of the audit of the Company’s consolidated financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits and regulatory filings.

(2) Audit related fees consisted principally of audits of employee benefit plans.

(3) Tax fees consisted principally of assistance with tax compliance and reporting.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Performed by the Independent Independent Registered Public Accounting Firm

Back to Contents

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. This policy provides for an annual budget for both audit and non-audit services to be approved by the Audit Committee in advance, and the Audit Committee is provided with quarterly reporting on actual spending. This policy also provides that no auditor engagements for non-audit services may be entered into without the express approval of the Company’s Chief Financial Officer and the Audit Committee (or Committee Chairman), with subsequent ratification by the Audit Committee at its next scheduled meeting.

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

(3)	Exhibits

Exhibit No.	Exhibits

2.0	Agreement and Plan of Merger, dated as of May 25, 2001, among Foster Wheeler Corporation, Foster Wheeler LLC and Foster Wheeler Ltd. (Filed as Exhibit 2.0 to Foster Wheeler Ltd.’s on Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference).
3.1	Memorandum of Association of Foster Wheeler Ltd. (Filed as Annex II to Foster Wheeler Ltd.’s Form S-4/A (File No. 333-52468) filed on March 9, 2001, and incorporated herein by reference).
3.2	Bye-Laws of Foster Wheeler Ltd. amended May 22, 2002. (Filed as Exhibit 3.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
4.0	Foster Wheeler Ltd. hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler Ltd. and its consolidated subsidiaries to the Commission upon request.
4.1	Rights Agreement, dated as of May 21, 2001, between Foster Wheeler Ltd. and Mellon Investor Services LLC. (Filed as Annex I to Foster Wheeler Ltd.’s Form 8-K (File No. 333-52468) dated May 25, 2001, and incorporated herein by reference).
4.2	Amended and Restated First Supplemental Indenture, dated August 10, 2001, to the Indenture, dated as of November 15, 1995, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc. (formerly known as Foster Wheeler Energy International, Inc)., Foster Wheeler Energy Corporation, Foster Wheeler Inc., Foster Wheeler International Holdings, Inc., and BNY Midwest Trust Company. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s on Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference).
4.3	Second Supplemental Indenture (relating to the Indenture dated as of November 15, 1995) dated August 16, 2002, by and between Foster Wheeler LLC, the Guarantors thereto, and BNY Midwest Trust Company. (Filed as Exhibit 4.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
4.4	Registration Rights Agreement, dated as of May 31, 2001, among Foster Wheeler Ltd., Foster Wheeler LLC and Lehman Brothers Inc., Banc of America Securities LLC and First Union Securities, Inc. (Filed as Exhibit 4.6 to Foster Wheeler Ltd.’s Form S-3 (Registration No. 333-64090) filed on June 28, 2001, and incorporated herein by reference).
4.5	Form of specimen share certificate for Foster Wheeler Ltd.’s common shares. (Filed as Annex II to Foster Wheeler Ltd.’s on Form 8-K (File No. 333-52468) filed on May 25, 2001, and incorporated herein by reference).
4.6	First Supplemental Indenture dated February 20, 2002, between Foster Wheeler Ltd. and B.N.Y. Midwest Trust Company regarding the 6.50% Convertible Subordinated Notes due 2007. (Filed as Exhibit 4.6 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference).
4.7	Amendment to Guarantee Agreement, dated as of March 15, 2003, made by Foster Wheeler Ltd. in favor of FW Preferred Trust I. (Filed as Exhibit 4.1 to Foster Wheeler Ltd’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference).
4.8	Guaranty dated August 16, 2002 by the Guarantors party thereto in favor of the holders of Foster Wheeler LLC’s 6.75% Notes due November 15, 2005 and BNY Midwest Trust Company. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
4.9	Second Supplemental Indenture, dated as of March 15, 2003, among Foster Wheeler Ltd., FW Preferred Capital Trust I and BYN Midwest Trust Company. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003, and incorporated herein by reference).

Back to Contents

Exhibit No.	Exhibits

4.10	Indenture, dated as of May 31, 2001, among Foster Wheeler Ltd., Foster Wheeler LLC and BNY Midwest Trust Company (Filed as Exhibit 4.4 to Foster Wheeler Ltd.’s Form S-3 (Registration No. 333-64090) filed on June 28, 2001, and incorporated herein by reference).
10.1	Retirement and Consulting Agreement of Richard J. Swift dated as of April 2, 2001. (Filed as Exhibit 10.1 to Foster Wheeler Corporation’s current report on Form 8-K (File No. 001-00286) dated April 5, 2001, and incorporated herein by reference).
10.2	Form of Change of Control Agreement dated May 25, 2001, and entered into by the Company with executive officers. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s on Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference).
10.3	Foster Wheeler Inc. Directors’ Stock Option Plan. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s post effective amendment to Form S-8 (Registration No. 333-25945) dated June 27, 2001, and incorporated herein by reference).
10.4	1995 Stock Option Plan of Foster Wheeler Inc. (as Amended and Restated as of September 24, 2002). (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference).
10.5	1984 Stock Option Plan of Foster Wheeler Inc. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s post effective amendment to Form S-8 (File No. 333-52468) dated June 27, 2001, and incorporated herein by reference).
10.6	Master Guarantee Agreement, dated as of May 25, 2001, by and among Foster Wheeler LLC, Foster Wheeler International Holdings, Inc. and Foster Wheeler Ltd. (Filed as Exhibit 10.9 to Foster Wheeler Ltd.’s on Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference).
10.7	Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich dated as of October 22, 2001. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 28, 2001, and incorporated herein by reference).
10.8	Stock Option Agreement of Raymond J. Milchovich dated as of October 22, 2001. (Filed as Exhibit 10.13 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference).
10.9	First Amendment to the Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich dated September 13, 2002. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K filed on September 25, 2002, and incorporated herein by reference).
10.10	Stock Option Agreement of Raymond J. Milchovich dated September 24, 2002. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K filed on September 25, 2002, and incorporated herein by reference).
10.11	Amendment to the Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich dated January 23, 2003. (Filed as Exhibit 10.11 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002 filed on March 25, 2003, and incorporated herein by reference).
10.12	Employment Agreement between Foster Wheeler Ltd. and Joseph T. Doyle as of July 15, 2002 (Filed as Exhibit 10.3 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.13	Separation letter between Joseph T. Doyle and Foster Wheeler Ltd. dated April 4, 2003. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference).
10.14	Employment Agreement between Foster Wheeler Ltd. and Bernard H. Cherry dated as of September 23, 2002. (Filed as Exhibit 10.4 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference).
10.15	Change of Control Employment Agreement between Foster Wheeler Inc. and Bernard H. Cherry dated as of November 4, 2002. (Filed as Exhibit 10.5 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference).
10.16	Stock Option Agreement of Bernard H. Cherry dated as of November 4, 2002 (Filed as Exhibit 10.16 to Foster Wheeler Ltd’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference).
10.17	Stock Option Agreement of Bernard H. Cherry dated December 23, 2003 (Filed as Exhibit 10.17 to Foster Wheeler Ltd’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference).
10.18	Employment Agreement between Foster Wheeler Ltd. and Thomas R. O’Brien dated as of September 10, 2002. (Filed as Exhibit 10.6 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference).

Back to Contents

Exhibit No.	Exhibits

10.19	Employment Agreement between Foster Wheeler Ltd. and Robert D. Iseman dated as of September 10, 2002 (Filed as Exhibit 10.19 to Foster Wheeler Ltd’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference).
10.20	Separation letter between Robert D. Iseman and Foster Wheeler Ltd. dated November 14, 2003 (Filed as Exhibit 10.20 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference).
10.21	Employment Agreement between Foster Wheeler Ltd. and Steven I. Weinstein dated as of September 10, 2002. (Filed as Exhibit 10.21 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference).
10.22	Change of Control Employment Agreement between Foster Wheeler Inc. and Steven I. Weinstein dated as of September 10, 2002. (Filed as Exhibit 10.22 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference).
10.23	Separation Agreement of Henry E. Bartoli dated April 17, 2002. (Filed as Exhibit 10.1 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.24	Separation Agreement of Gilles A. Renaud dated May 23, 2002. (Filed as Exhibit 10.2 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.25	Separation Agreement for James E. Schessler dated August 23, 2002. (Filed as Exhibit 10.2 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference).
10.26	Settlement Agreement dated as of January 31, 2002, by and among Robbins Resource Recovery Partners, L.P., RRRP Robbins, Inc., RRRP Illinois, LLC and the parties identified on the signature page as holders of 1999 Bonds issued pursuant to the Indenture representing the number of holders of 1999 Bonds as reflected in the signature lines below, Foster Wheeler LLC, its Affiliates, and their Related Persons and Sun Trust Bank (formerly known as, and as successor to Sun Trust Bank, Central Florida, National Association) in its capacity as trustee under the Indenture and as Litigation Proceeds Trustee. (Filed as Exhibit 10.6 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference).
10.27	Supplement to the Settlement Agreement dated January 31, 2002, by and among Robbins Resource Recovery Partners, L.P., RRRP Robbins, Inc., RRRP Illinois, LLC and the parties identified on the signature page as holders of 1999 Bonds issued pursuant to the Indenture representing the number of holders of 1999 Bonds as reflected in the signature lines below, Foster Wheeler LLC, and its Affiliates, and their Related Persons Sun Trust Bank (formerly known as, and as successor to Sun Trust Bank, Central Florida, National Association) in its capacity as trustee under the Indenture and as Litigation Proceeds Trustee is made this 31st day of January, 2002. (Filed as Exhibit 10.7 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.28	Settlement Agreement dated as of May 8, 2002, by and among Foster Wheeler LLC, the Village of Robbins, and Sun Trust Bank (formerly known as, and as successor to Sun Trust Bank, Central Florida, National Association) in its capacity as trustee under the Second Amended and Restated Mortgage, Security Agreement and Indenture of Trust dated as of October 15, 1999 and as “Litigation Proceeds Trustee” under that certain Litigation Proceeds Trust Agreement dated as of October 15, 1999 and Robbins Resource Recovery Partners L.P., RRRP Robbins, Inc. and RRRP Illinois, LLC. (Filed as Exhibit 10.8 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference).
10.29	The Foster Wheeler Annual Incentive Plan for 2002 and Subsequent Years. (Filed as Exhibit 10.11 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.30	Third Amended and Restated Term Loan and Revolving Credit agreement dated August 2, 2002, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc., Foster Wheeler Energy Corporation, the Guarantors thereto and Bank of America, N.A. (Filed as Exhibit 10.12 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.31	Amendment No. 1 dated as of November 8, 2002 to the Third Amended and Restated Term Loan and Revolving Credit Agreement dated as of August 2, 2002 among Foster Wheeler LLC, the Borrowing Subsidiaries, the Guarantors, the Lenders and the Bank of America, N.A. as Administrative Agent and Collateral Agent and Banc of America Securities LLC, as Lead Arranger and Book Manager. (Filed as Exhibit 10.8 to Foster Wheeler’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference).

Back to Contents

Exhibit No.	Exhibits

10.32	Amendment No. 2 dated March 24, 2003 to the Third Amended and Restated Term Loan and Revolving Credit Agreement dated as of August 2, 2002, as amended by Amendment No. 1 dated as of November 8, 2002, among Foster Wheeler LLC, the Borrowing Subsidiaries, the Guarantors, the Lenders and the Bank of America, N.A. as Administrative Agent and Collateral Agent and Banc of America Securities LLC, as Lead Arranger and Book Manager. (Filed as Exhibit 10.35 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002 filed on March 25, 2003, and incorporated herein by reference).
10.33	Amendment No. 3 dated as of July 14, 2003 to the Third Amended and Restated Term Loan and Revolving Credit Agreement dated as of August 2, 2002 among Foster Wheeler LLC, the Borrowings Subsidiaries (as defined therein), the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Lead Arranger and Book Manager. (Filed as Exhibit 10.5 to Foster Wheeler Ltd’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference).
10.34	Amendment No. 4 dated as of October 30, 2003 to the Third Amended and Restated Term Loan and Revolving Credit Agreement dated as of August 2, 2002 among Foster Wheeler LLC, the Borrowing Subsidiaries (as defined therein), the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Lead Arranger and Book Manager. (Filed as Exhibit 10.6 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2003, filed on November 10, 2003, and incorporated herein by reference).
10.35	Security Agreement dated August 16, 2002, made by Foster Wheeler LLC and the Grantors thereto and the Bank of America, N.A. (Filed as Exhibit 10.13 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.36	Amendment No. 1 dated as of August 26, 2003 to the Security Agreement dated as of August 16, 2002 (as amended, amended and restated, supplemented or otherwise modified from time to time) made by the Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc., Foster Wheeler Energy Corporation, Foster Wheeler Ltd., Foster Wheeler Holdings Ltd., Foster Wheeler Inc., Foster Wheeler International Holdings, Inc., Equipment Consultants, Inc., Foster Wheeler Asia Limited, Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Enviresponse, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Facilities Management, Inc., Foster Wheeler International Corporation, Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corp., Foster Wheeler Realty Services, Inc., Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Mortshal, Inc., FW Technologies Holding, LLC, HFM International, Inc. Process Consultants, Inc., Pyropower Operating Services Company, Inc. “Grantors” from time to time party thereto in favor of the Bank of America, N.A., as Collateral Agent (together with any successor collateral agent appointed pursuant to Article VIII of the Credit Agreement) for the Secured Parties. (Filed as Exhibit 10.4 to Foster Wheeler Ltd’s Form 10-Q for the quarter ended September 26, 2003, filed on November 10, 2003, and incorporated herein by reference).
10.37	Guaranty and Suretyship Agreement dated August 16, 2002 made by Foster Wheeler LLC, Foster Wheeler Ltd., Foster Wheeler Inc., Foster Wheeler International Holdings, Inc. and Energy (NJ) QRS 15-10, Inc. (Filed as Exhibit 10.14 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference).
10.38	Lease Agreement dated August 16, 2002, by and among Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.15 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.39	Amendment to the Lease Agreement dated August 16, 2002 between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.30 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002 filed on March 25, 2003, and incorporated herein by reference).
10.40	Amendment No. 2 dated April 21, 2003 to the Lease Agreement between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.7 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003, and incorporated herein by reference).
10.41	Amendment No. 3 dated as of July 14, 2003 to the Lease Agreement dated August 16, 2002, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.6 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference).

Back to Contents

Exhibit No.	Exhibits

10.42	Loan and Security Agreement dated August 15, 2002 by and among Foster Wheeler Funding LLC, the Lenders that are signatories thereto and Foothill Capital Corporation. (Filed as Exhibit 10.16 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.43	Amendment No. 1, dated as of January 22, 2003 to the Loan and Security Agreement, dated as of August 15, 2002, by and among the lenders party thereto (the “Lenders”), Foothill Capital Corporation, a California corporation, as the arranger and administrative agent for the Lenders, and Foster Wheeler Funding LLC, a Delaware limited liability company (Filed as Exhibit 10.43 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference).
10.44	Amendment No. 2, dated as of February 24, 2003, to the Loan and Security Agreement, dated as of August 15, 2002, as amended by Amendment No. 1 to the Loan and Security Agreement, dated as of January 22, 2003, by and among the lenders party thereto (the “Lenders”), Foothill Capital Corporation, a California corporation, as the arranger and administrative agent for the Lenders, and Foster Wheeler Funding LLC, a Delaware limited liability company (Filed as Exhibit 10.44 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference).
10.45	Amendment No. 3, dated as of July 31, 2003, to the Loan and Security Agreement, dated as of August 15, 2002, as amended by Amendment No. 1 to the Loan and Security Agreement, dated as of January 22, 2003, and Amendment No. 2 to the Loan and Security Agreement, dated as of February 24, 2003, by and among, on the one hand, the lenders party thereto, Wells Fargo Foothill, Inc., as the arranger and administrative agent for the Lenders and, on the other hand, Foster Wheeler Funding II LLC, as successor by assignment to Foster Wheeler Funding LLC. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2003, filed on November 10, 2003, and incorporated herein by reference).
10.46	Amendment No. 4, dated as of December 17, 2003, to the Loan and Security Agreement, dated as of August 15, 2002, as amended by Amendment No. 1 to the Loan and Security Agreement, dated as of January 22, 2003, Amendment No. 2 to Loan and Security Agreement, dated as of February 24, 2003 and Amendment No. 3 to Loan and Security Agreement, dated as of July 31, 2003, by and among the lenders party thereto (the “Lenders”), Wells Fargo Foothill, Inc., a California corporation (f/k/a Foothill Capital Corporation), as the arranger and administrative agent for the Lenders, and Foster Wheeler Funding II LLC, a Delaware limited liability company. (Filed as Exhibit 10.46 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference).
10.47	Performance Guaranty dated August 15, 2002, by Foster Wheeler in favor of Foothill Capital Corporation. (Filed as Exhibit 10.17 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.48	Servicing Agreement dated as of August 15, 2002, among Foster Wheeler Funding LLC, Foothill Capital Corporation, and Foster Wheeler Capital & Finance Corporation. (Filed as Exhibit 10.18 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.49	Purchase, Sale and Contribution Agreement dated August 15, 2002 among Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Energy Corporation, Foster Wheeler USA Corporation, Foster Wheeler Power Group, Inc., Foster Wheeler Zack, Inc., Foster Wheeler Energy Services, Inc. and Foster Wheeler Funding LLC. (Filed as Exhibit 10.19 to Foster Wheeler’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference).
10.50	Amendment No. 1, dated as of July 31, to the Purchase, Sale and Contribution Agreement, dated as of August 15, 2002 (as amended, restated, supplemented or otherwise modified from time to time), by and among the parties identified on the signature pages as the Originators, Foster Wheeler Funding II LLC., as successor by assignment to Foster Wheeler Funding LLC, and Foster Wheeler Inc., as successor to the Original Servicer. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2003, filed on November 10, 2003, and incorporated herein by reference).
10.51	Asset Purchase Agreement dated as of February 17, 2003, by and among Tetra Tech, Inc., Tetra Tech FW, Inc., and Foster Wheeler Ltd., Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Environmental Corporation and Hartman Consulting Corporation. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003, and incorporated herein by reference).

Back to Contents

Exhibit No.	Exhibits

10.52	Amendment to the Asset Purchase Agreement dated as of March 7, 2003, by and among Tetra Tech, Inc., Tetra Tech FW, Inc., and Foster Wheeler Ltd., Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler Environmental Corporation and Hartman Consulting Corporation. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003, and incorporated herein by reference).
10.53	Second Amendment to Asset Purchase Agreement, dated as of April 28, 2003, by and among Tetra Tech, Inc., Tetra Tech FW, Inc., Foster Wheeler Ltd., Foster Wheeler, LLC., Foster Wheeler USA Corporation, Foster Wheeler Environmental Corporation and Hartman Consulting Corporation. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 26, 2003, filed on November 10, 2003 and incorporated herein by reference).
10.54	Asset Purchase Agreement between Wheelabrator Hudson Falls L.L.C. and Adirondack Resource Recovery Associates, L.P. dated as of August 25, 2003 (Filed as Exhibit 10.3 to Foster Wheeler Ltd’s Form 10-Q for the quarter ended September 26, 2003, filed on November 10, 2003, and incorporated herein by reference).
10.55	Deed between Foster Wheeler LLC and Foster Wheeler Realty Services, Inc. and CIT Group Inc. (NJ) dated March 31, 2003. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference).
10.56	Interim Management and Restructuring Services letter agreement between AP Services and Foster Wheeler Ltd. dated November 22, 2002. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference).
10.57	First Amendment to the Interim Management Restructuring Services letter agreement between AP Services and Foster Wheeler Ltd. dated April 7, 2003. (Filed as Exhibit 10.6 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003, and incorporated herein by reference).
10.58	Second Amendment to the Interim Management Restructuring Services letter agreement between AP Services and Foster Wheeler Ltd. dated August 14, 2003. (Filed as Exhibit 10.58 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003, filed on March 12, 2004 and incorporated herein by reference).
10.59	Third Amendment to the Interim Management Restructuring Services letter agreement between AP Services and Foster Wheeler Ltd. dated January 21, 2004. (Filed as Exhibit 10.59 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003, filed on March 12, 2004 and incorporated herein by reference).
10.60	Irrevocable Letter of Credit Issued to Steven I. Weinstein dated April 18, 2003. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003 and incorporated herein by reference).
10.61	Irrevocable Letter of Credit Issued to Robert D. Iseman dated April 18, 2003. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference).
10.62	Irrevocable Letter of Credit Issued to Lisa Fries Gardner dated April 18, 2003. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference).
10.63	Irrevocable Letter of Credit issued to Thomas R. O’Brien dated April 18, 2003. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference).
10.64	Financing Agreement, dated as of January 26, 2004, between by and among the parties therein referred to as Borrowers, the parties therein referred to as Guarantors, the other parties named therein, the financial institutions from time to time party thereto referred to therein as lenders, Saberasu Japan Investments II B.V., as collateral agent for the Lenders, Saberasu Japan Investments II B.V., as administrative agent for the Lenders. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K filed on January 28, 2004 and incorporated herein by reference).
10.65	Deed of Charge, dated as of January 26, 2004, between Foster Wheeler (QLD) Pty Limited and Saberasu Japan Investments II B.V. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K filed on January 28, 2004 and incorporated herein by reference).
10.66	Deed of Charge, dated as of January 26, 2004, between Foster Wheeler (QLD) Pty Limited and Saberasu Japan Investments II B.V. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K filed on January 28, 2004, and incorporated herein by reference).
10.67	Security Agreement, dated as of January 26, 2004, between the companies identified therein in Schedule 1 and Saberasu Japan Investments II B.V. (Filed as Exhibit 99.4 to Foster Wheeler Ltd.’s Form 8-K filed on January 28, 2004 and incorporated herein by reference).

Back to Contents

Exhibit No.	Exhibits

10.69	Standard Security Agreement, dated as of January 26, 2004, between Foster Wheeler Energy Limited and Saberasu Japan Investments II B.V. (Filed as Exhibit 99.6 to Foster Wheeler Ltd.’s Form 8-K filed on January 28, 2004, and incorporated herein by reference).
12.1	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Preferred Shares Dividend Requirements.
21.0	Subsidiaries of the Registrant. (Filed as Exhibit 21.0 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference).
23.0	Consent of Independent Registered Public Accounting Firm.
31.1	Section 302 Certification of Raymond J. Milchovich
31.2	Section 302 Certification of John T. La Duc
32.1	Section 906 Certification of Raymond J. Milchovich
32.2	Section 906 Certification of John T. La Duc

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

FOSTER WHEELER LTD. (Registrant)

Date: June 9, 2004	BY:	/s/ LISA FRIES GARDNER

Lisa Fries Gardner Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed, as of June 9, 2004, by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title

/s/ RAYMOND J. MILCHOVICH	Director, Chairman of the Board, President, and Chief Executive Officer

Raymond J. Milchovich (Principal Exeuctive Officer)

/s/ JOHN T. LA DUC	Executive Vice President and Chief Financial Officer

John T. La Duc (Principal Financial Officer)

/s/ BRIAN K. FERRAIOLI	Vice President and Controller

Brian K. Ferraioli (Principal Accounting Officer)

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Foster Wheeler Ltd.:

Our audits of the consolidated financial statements referred to in our report dated March 10, 2004, except for Note 24 D as to which the date is April 9, 2004, appearing in this Annual Report on Form 10-K/A (which report contains an explanatory paragraph regarding the Company’s ability to continue as a going concern) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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