Form 10-Q/A
period 2004-03-26
FOSTER WHEELER LTD
filed 2004-06-09
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
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

FOSTER WHEELER LTD.

INDEX

This Form 10-Q/A (Amendment No. 1) amends the Company’s quarterly report on Form 10-Q for the quarterly period ended March 26, 2004, as filed on May 5, 2004, to include in Part I, Item I, Note 6.C., additional disclosure about FW Preferred Capital Trust I, a wholly owned subsidiary of the Company and to include in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of FW Preferred Capital Trust I. Effective December 27, 2003, FW Preferred Capital Trust I is no longer consolidated by the Company due to the implementation of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” as discussed in Note 6.C. No attempt had been made in this Form 10-Q/A (Amendment No. 1) to modify or update other disclosures as presented in the Form 10-Q except to conform to the comments of the Securities and Exchange Commission staff set out in their letter to the Registrant dated May 28, 2004 and such other changes as required by applicable law.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

C. Preferred Trust Securities

On January 13, 1999, FW Preferred Capital Trust I (the “Capital Trust”), a Delaware Business Trust, which is a 100% indirectly owned finance subsidiary of the Company, consummated a $175,000 public offering of 7,000 Preferred Trust Securities (the “Trust Securities”). The Trust Securities, which are fully and unconditionally guaranteed on a joint and several basis by Foster Wheeler Ltd. and Foster Wheeler LLC, accrue cumulative distributions at an annual rate of 9%. The distributions are payable quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. The maturity date of the Trust Securities is January 15, 2029; however, the Capital Trust can redeem the Trust Securities on or after January 15, 2004.

The Capital Trust invested the proceeds from the sale of the Trust Securities in an equal principal amount of 9.0% Junior Subordinated Deferrable Interest Debentures of Foster Wheeler LLC due January 15, 2029 (the “Debentures”). The Company used the net proceeds to pay indebtedness under a revolving credit agreement. The Capital Trust distributes the quarterly cash payments it receives from Foster Wheeler LLC as interest on the Debentures to the Trust Securities security holders. Foster Wheeler LLC may defer interest on the Debentures for up to 20 consecutive quarterly periods. If this occurs, the Capital Trust will also defer distribution payments on the Trust Securities. In accordance with this provision, the Capital Trust deferred all quarterly distributions beginning with the distribution due on January 15, 2002.

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

In the quarter ended March 26, 2004, the Company adopted FIN 46, “Consolidation of Variable Interest Entities,” for variable interest entities formed prior to February 1, 2003. In accordance with the provisions of FIN 46, the Company determined that (i) the Capital Trust is a variable interest entity and (ii) the Company is not the primary beneficiary. Accordingly, the Company de-consolidated the Capital Trust as of December 27, 2003. The Company’s condensed consolidated balance sheet now reflects Foster Wheeler LLC’s obligations to the Capital Trust as subordinated deferrable interest debentures and deferred accrued interest on subordinated deferrable interest debentures. The interest expense on the Debentures is presented on the condensed consolidated statement of operations and comprehensive loss as interest expense on subordinated deferrable interest debentures.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

Summarized below is the condensed financial information of the Capital Trust:

Balance Sheet Data:	March 26, 2004	March 28, 2003
Non-current assets — subordinated deferrable interest debentures, net of a valuation allowance of $138,600 and $158,200, respectively	$36,400	$16,800
Non-current assets — accrued interest on subordinated deferrable interest debentures, net of a valuation allowance of $42,813 and $24,263, respectively	—	—
Long-term liabilities — mandatorily redeemable preferred trust securities	175,000	175,000
Long-term liability — deferred accrued mandatorily
redeemable preferred security distributions	42,813	24,263
Net assets	(181,413)	(182,463)

Income Statement Data for the three months:	March 26, 2004	March 28, 2003
Interest income on subordinated deferrable interest debentures	$—	$—
Decrease in valuation allowance	15,400	7,350
Mandatorily redeemable preferred security distributions	4,792	4,372
Net earnings	10,608	2,978

Cash Flow Data for the three months:	March 26, 2004	March 28, 2003
Cash flows from operating activities	$—	$—
Cash flows from investing activities	—	—
Cash flows from financing activities	—	—

SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” states “a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.” SFAS No. 114 requires that the measurement of impairment be based on one of several methods including the loan’s observable market price. The Capital Trust has established a valuation allowance on the subordinated deferrable interest debentures and related interest income receivable from Foster Wheeler LLC based on Foster Wheeler Ltd.’s and Foster Wheeler LLC’s financial condition and the decision to exercise the right to defer payments on the debentures since January 15, 2002. The subordinated deferrable interest debentures and related interest income receivable and the mandatorily redeemable preferred trust securities are the only assets and liabilities of Capital Trust. As a result, Capital Trust measures loan impairment based on the market price of the mandatorily redeemable preferred trust securities, which is deemed a proxy for the loan’s observable market price. The decrease in the valuation allowance for the three months ended March 26, 2004 resulted from an increase in the market price of the mandatorily redeemable preferred trust securities. The market price per security of the Trust Securities was $5.20 as of March 26, 2004, $3.00 as of December 26, 2003 and $2.40 as of March 28, 2003.

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

The Foster Wheeler Ltd. column presents the parent company’s financial information. Foster Wheeler Ltd. and Foster Wheeler LLC are guarantors. Foster Wheeler LLC is a 100% owned indirect subsidiary of Foster Wheeler Ltd. The guarantees are full and unconditional and joint and several. The non-guarantor subsidiaries include Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.), the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other non-guarantor subsidiaries.

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

The Foster Wheeler Ltd. column presents the parent company’s financial information. Foster Wheeler Ltd. is also a guarantor. The FW Preferred Capital Trust column presents the financial information of the issuer. The Guarantor Subsidiary column presents the financial information of Foster Wheeler LLC, but excludes that of Foster Wheeler Ltd., which is separately presented. The guarantees of Foster Wheeler Ltd. and Foster Wheeler LLC are full and unconditional and joint and several. The non-guarantor subsidiaries include Foster Wheeler Holdings Ltd. (previously known as Foreign Holdings Ltd.), the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other non-guarantor subsidiaries.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 26, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust(1)	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$—	$364,095	$—	$364,095
Accounts and notes receivable, net	—	—	272,361	497,096	(213,043)	556,414
Contracts in process and inventories	—	—	—	173,293	—	173,293
Other current assets	—	—	—	80,574	—	80,574

Total current assets	—	—	272,361	1,115,058	(213,043)	1,174,376
Investments in subsidiaries and others	(872,080)	—	(919,588)	146,231	1,744,088	98,651
Land, buildings & equipment, net	—	—	—	309,615	—	309,615
Notes and accounts receivable — long-term	210,000	175,000	575,118	6,716	(960,058)	6,776
Intangible assets, net	—	—	—	122,689	—	122,689
Asbestos-related insurance recovery receivable	—	—	495,400	—	—	495,400
Other assets	—	—	28,478	270,545	—	299,023

TOTAL ASSETS	$(662,080)	$175,000	$451,769	$1,970,854	$570,987	$2,506,530

LIABILITIES & SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$412	$—	$78,278	$821,015	$(213,043)	$686,662
Estimated costs to complete long-term contracts	—	—	—	552,754	—	552,754
Other current liabilities	(52)	—	(1,085)	135,481	—	134,344

Total current liabilities	360	—	77,193	1,509,250	(213,043)	1,373,760
Corporate and other debt	—	—	328,163	67,939	—	396,102
Special-purpose project debt	—	—	—	119,281	—	119,281
Pension, postretirement and other employee benefits	—	—	—	295,133	—	295,133
Asbestos-related liability	—	—	526,200	—	—	526,200
Other long-term liabilities and minority interest	—	—	392,221	739,742	(960,058)	171,905
Subordinated Robbins obligations	—	—	—	111,589	—	111,589
Convertible subordinated notes	210,000	—	—	—	—	210,000
Subordinated debt	—	175,000	—	—	—	175,000

TOTAL LIABILITIES	210,360	175,000	1,323,777	2,842,934	(1,173,101)	3,378,970

Common stock and paid in capital	242,613	—	242,613	242,613	(485,226)	242,613
Accumulated deficit	(811,054)	—	(810,622)	(810,694)	1,621,316	(811,054)
Accumulated other comprehensive loss	(303,999)	—	(303,999)	(303,999)	607,998	(303,999)

TOTAL SHAREHOLDERS’ DEFICIT	(872,440)	—	(872,008)	(872,080)	1,744,088	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(662,080)	$175,000	$451,769	$1,970,854	$570,987	$2,506,530

(1)	For purposes of the condensed consolidating financial information, the FW Preferred Capital Trust has not reflected a valuation allowance on the intercompany note receivable from Foster Wheeler LLC because such allowance is not reflected in the consolidated financial statements of Foster Wheeler Ltd.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except per share amounts)
(Unaudited)

6. Consolidating Financial Information — (Continued)

C. Preferred Trust Securities — Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended March 28, 2003
(in thousands of dollars)

	Foster Wheeler Ltd.	FW Preferred Capital Trust(1)	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$784,092	$—	$784,092
Other income	3,413	4,372	13,696	26,798	(21,503)	26,776

Total revenues and other income	3,413	4,372	13,696	810,890	(21,503)	810,868
Cost of operating revenues	—	—	—	727,129	—	727,129
Selling, general and administrative expenses	—	—	—	51,740	—	51,740
Other deductions and minority interest	6	—	130	22,431	—	22,567
Interest expense*	3,434	4,372	14,058	21,433	(21,503)	21,794
Equity in net loss of subsidiaries	(19,793)	—	(19,296)	(492)	39,581	—

Loss before income taxes	(19,820)	—	(19,788)	(12,335)	39,581	(12,362)
Provision for income taxes	—	—	—	7,458	—	7,458

Net loss	(19,820)	—	(19,788)	(19,793)	39,581	(19,820)
Other comprehensive loss:
Foreign currency translation adjustments	(815)	—	(815)	(815)	1,630	(815)

Net comprehensive loss	$(20,635)	$—	$(20,603)	$(20,608)	$41,211	$(20,635)

*	Includes mandatorily redeemable preferred security distributions of subsidiary trust of $4,372.

(1)	For purposes of the condensed consolidating financial information, the FW Preferred Capital Trust has not reflected a valuation allowance on the intercompany note receivable from Foster Wheeler LLC because such allowance is not reflected in the consolidated financial statements of Foster Wheeler Ltd.

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

Back to Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands of dollars, except per share amounts)

The following is Management’s Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of the Company for the periods indicated below. This Management’s Discussion and Analysis and other sections of this Report on Form 10-Q/A (hereinafter referred to as “Form 10-Q”) contain forward-looking statements that are based on management’s assumptions, expectations and projections about the various industries within which the Company operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Company cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements such as: changes in the rate of worldwide economic growth in the major international economies; changes in investment by the power, oil and gas, pharmaceutical, chemical/petrochemical and environmental industries; changes in financial condition of customers; changes in regulatory environment; changes in project design or schedules; contract cancellations; changes in trade, monetary and fiscal policies worldwide; currency fluctuations; war or terrorist attacks on facilities either owned or where equipment or services are or may be provided; outcomes of pending and future litigation including litigation regarding the Company’s liability for damages and insurance coverage for asbestos exposure; protection and validity of patents and other intellectual property rights and increasing competition by foreign and domestic companies; monetization of certain facilities; and recoverability of claims against customers.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS OF FW PREFERRED CAPITAL TRUST I
(in thousands of dollars)

FW Preferred Capital Trust I (“the Capital Trust”) is a 100% indirectly owned finance subsidiary of the Company which issued the $175,000 Preferred Trust Securities (the “Trust Securities”). The Capital Trust invested the proceeds from the Trust Securities in an equal principal amount of 9.0% junior subordinated deferrable interest debentures (the “Debentures”) of Foster Wheeler LLC. Prior to December 27, 2003 the Capital Trust was consolidated in the financial statements of the Company and the Trust Securities were presented as mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures in the condensed consolidated balance sheet. The accumulated undistributed quarterly distributions were presented on the condensed consolidated balance sheet as deferred accrued mandatorily redeemable preferred security distributions of subsidiary trust. The distributions expense on the Trust Securities was presented as mandatorily redeemable preferred security distributions of subsidiary trust on the condensed consolidated statement of operations and comprehensive loss.

In the quarter ended March 26, 2004, the Company adopted FIN 46, “Consolidation of Variable Interest Entities,” for variable interest entities formed prior to February 1, 2003. In accordance with the provisions of FIN 46, the Company determined that (i) the Capital Trust is a variable interest entity and (ii) the Company is not the primary beneficiary. Accordingly, the Company de-consolidated the Capital Trust as of December 27, 2003. The Company’s condensed consolidated balance sheet now reflects Foster Wheeler LLC’s obligations to the Capital Trust as subordinated deferrable interest debentures and deferred accrued interest on subordinated deferrable interest debentures. The interest expense on the Debentures is presented on the condensed consolidated statement of operations and comprehensive loss as interest expense on subordinated deferrable interest debentures.

The following is Management’s Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of the Capital Trust for the periods indicated below. This Management’s Discussion and Analysis and other sections of this Report on Form 10-Q contain forward-looking statements that are based on management’s assumptions, expectations and projections about the Capital Trust. Such forward-looking statements by their nature involve a degree of risk and uncertainty.

Overview — The Capital Trust

The financial condition and results of operations of the Capital Trust are dependent on the financial condition and results of operations of Foster Wheeler Ltd. and Foster Wheeler LLC since the Capital Trust’s only assets are the Debentures. The Capital Trust’s only source of income and cash is the interest income on the Debentures. These Debentures have essentially the same terms as the Trust Securities. Therefore, the Capital Trust can only make payments on the Trust Securities if Foster Wheeler LLC first makes payments on the Debentures.

Since January 15, 2002, Foster Wheeler LLC has exercised its right to defer payments on the Debentures. Foster Wheeler Ltd.’s Senior Credit Facility, as amended, requires that the payment of the dividends on the Trust Securities continue to be deferred; accordingly, no dividends were paid during the first quarter 2004.

Results of Operations — The Capital Trust

Three months ended March 26, 2004 compared to the three months ended March 28, 2003

	Three Months Ended

	March 26, 2004	March 28, 2003	$ Change	% Change

Change in valuation allowance	$15,400	$7,350	$8,050	109.5%

Back to Index

The valuation allowance on the investment in subordinated deferrable interest debentures and related interest income receivable was established based on the financial condition of Foster Wheeler LLC and Foster Wheeler Ltd. and Foster Wheeler LLC’s decision to exercise its right to defer payments on the subordinated deferrable interest debentures since January 15, 2002. The decrease in the valuation allowance for the three months ended March 26, 2004, resulted from an increase in the market price of the Trust Securities, which is deemed a proxy for the fair value of the subordinated deferrable interest debentures. The market price per security of the Trust Securities was $5.20 as of March 26, 2004, $3.00 as of December 26, 2003 and $2.40 as of March 28, 2003.

	Three Months Ended

	March 26, 2004	March 28, 2003	$ Change	% Change

Preferred security distributions expense	$4,792	$4,372	$420	9.6%

The preferred security distributions expense represents the accrual for cash distributions due on the Trust Securities.

Distributions accrue at an annual rate of 9% on the $175,000 liquidation amount of the Trust Securities, compounded quarterly. Additionally, deferred distributions accrue interest at an annual rate of 9%, compounded quarterly, as well. Accordingly, the increase in preferred security distributions expense for the three months ended March 26, 2004, resulted from the accrual on the undistributed preferred security distributions. As noted previously, the Capital Trust has deferred the distributions on the Trust Securities in conjunction with Foster Wheeler LLC’s decision to defer interest payments on the Debentures since January 15, 2002.

Financial Condition — The Capital Trust

The investment in subordinated deferrable interest debentures of Foster Wheeler LLC increased by $15,400 for the three months ended March 26, 2004, as a result of a decrease in the valuation allowance. The change in the required valuation allowance resulted from an increase in the market price of the Trust Securities, which is deemed a proxy for the fair value of the subordinated deferrable interest debentures.

The increase in the deferred accrued mandatorily redeemable preferred security distributions from 2003 to 2004 results from the deferral of distributions on the Trust Securities in conjunction with Foster Wheeler LLC’s decision to defer interest payments on the Debentures since January 15, 2002. During this deferral period, distributions on Trust Securities will continue to accrue at an annual rate of 9%, compounded quarterly. Additionally, deferred distributions accrue interest at an annual rate of 9%, compounded quarterly, as well.

The preferred securities holders’ deficit for the three months ended March 26, 2004 decreased by $10,600, due solely to the net earnings for the period.

Liquidity and Capital Resources — The Capital Trust

The Capital Trust’s ability to continue as a going concern is dependent on Foster Wheeler Ltd.’s and Foster Wheeler LLC’s ability to continue as a going concern as the Capital Trust’s only asset is the Debentures. Foster Wheeler LLC, an indirect wholly owned subsidiary of the Company, is essentially a holding company which owns the stock of various subsidiary companies, and is included in the condensed consolidated financial statements of the Company. As previously discussed, Foster Wheeler Ltd. may not be able to continue as a going concern. Refer to pages 67 through 75, for a discussion of Foster Wheeler Ltd.’s liquidity and capital resources.

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

Back to Index

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

Inflation — The effect of inflation on the Company’s revenues and earnings is minimal. Although a majority of the Company’s revenues are made under long-term contracts, the selling prices of such contracts, established for deliveries in the future, generally reflect estimated costs to complete in these future periods. In addition, some contracts provide for price adjustments through escalation clauses.

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

Back to Index

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

The Company’s financial reporting requirements increased significantly as a result of the SEC requirements relating to the security interest granted to the Senior Note holders in August 2002, and from the financial reporting requirements relating to the proposed exchange offer and restructuring process. Nine additional sets of audited financial statements for subsidiary companies (including three years comparable results) were required for 2002 and the first nine months of 2003. The additional year end financial statements were erroneously omitted from the Company’s 2002 10-K filing as the result of an oversight. The Company had a process in place both internally and externally whereby this evaluation was made and an error occurred in the evaluation process. The preparation of these additional financial statements began near the end of the third quarter of 2003 in connection with the preparation of the amended 2002 10-K, which was filed on December 19, 2003. In addition, the Company’s accounting workload increased due to its operational restructuring and certain potential divestitures pursued in the second half of 2003, which were later discontinued. Early in the fourth quarter of 2003, a key financial officer responsible for the preparation of the nine sets of subsidiary financial statements resigned. As a result of all of these factors taken together, during the fourth quarter of 2003, the Company’s remaining permanent corporate accounting staff was not structured to address this increased workload under the deadlines required. The Company hired temporary professional personnel to assist with the process. Because the temporary personnel were unfamiliar

Back to Index

with the Company’s operations, this resulted in inefficiencies in the financial reporting process. The external auditors notified the Audit Committee of the Board of Directors on December 16, 2003 that they believed the insufficient staffing levels in the corporate accounting department represented a “material weakness” in the preparation of the subsidiary financial statements, but noted that this did not constitute a material weakness for the Company’s Consolidated Financial Statements. A material weakness is defined as “a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions”. The Company has assigned the highest priority to the assessment of this internal control deficiency and has taken actions it believes necessary to address this material weakness, but the Company believes additional time must pass in order for the additional staff to become fully trained and integrated into its operations and to evidence that the additional staff is performing as intended.

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

Estimating the Company’s obligations arising from asbestos litigation, and the amounts of related insurance recoveries is a complex process involving many different assumptions about future events extending well into the future. These assumptions are developed by management together with its internal and external asbestos litigation team based on historical data regarding asbestos claims made against the Company, recoveries sought and settlement and trial resolution data. As these factors vary over any given period, the assumptions about future periods used to calculate the Company’s asbestos liabilities are adjusted correspondingly. The Company’s process of having its senior management review these assumptions was not followed in connection with the preparation of the 2003 financial statements. In their March 3, 2004 letter, the external auditors recommended that the assumptions and calculations prepared by members of the Company’s asbestos litigation team be reviewed carefully by the Chief Accounting Officer of the Company and that all significant assumptions and estimates, including changes thereof, be approved by the Chief Financial and Chief Executive Officers of the Company prior to the asbestos calculations being submitted to the external auditor for review. The Company agreed with these suggestions and has adopted them both in connection with the 2003 audit and going forward. All asbestos estimates and assumptions included in the accompanying financial statements for the first quarter of 2004 have been subjected to appropriate review by senior management.

The Company has taken a series of actions it believes will address the material weaknesses described above. In the second quarter of 2004, the Company has hired additional permanent staff to address the identified material weaknesses, but believes additional time must pass in order for the additional staff to

Back to Index

become fully trained and integrated into the Company’s operations and to evidence that the additional staff and controls are performing as intended. If the Company is unable to successfully address the identified material weaknesses in its internal controls, its ability to report financial results on a timely and accurate basis may be adversely affected.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act) were effective as of March 26, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As noted above, the Company’s management concluded that its disclosure controls and procedures were effective as of March 26, 2004, the evaluation date. Prior to reaching this conclusion, management through its Disclosure Committee, undertook a review of its disclosure controls and procedures. The review identified what management believes to be evidence of a comprehensive disclosure control structure. Management also carefully evaluated the two material weaknesses as well as the error that caused the omission of the additional subsidiary financial statements in the initial filing of the 2002 Form 10-K during the first quarter of 2003 as discussed above. Management concluded that the Company’s disclosure controls and procedures were effective on the evaluation dates at the end of each quarterly period during 2003 based on its belief that although an error had occurred which resulted in the additional subsidiary financial statements being omitted from the 2002 10-K, the design of its disclosure controls and procedures taken as a whole were effective. Management viewed the omission as an isolated error not a systemic problem. With respect to the staffing issue, management noted that the issue was raised prior to the end of the fiscal 2003 and before the audit process for the year had begun, and that the process for preparing the additional sets of financial statements had been changed prior to year end. The revised process included a thorough review by experienced accounting and tax personnel of the Company of the work prepared by temporary staff, prior to submission to the external auditors. Management concluded the necessary actions had been taken to eliminate the staffing material weakness, although more time is needed to train and integrate these new employees. With respect to the material weakness identified in the Company’s asbestos calculation process, management took note of the informal process followed in prior periods. Management noted that this process was used in prior periods and that its external auditors did not note it as a reportable condition or material weakness during those periods. Management noted that the fact that the process was not followed led to the material weakness. The Company agreed to formalize the process, in accordance with its external auditor’s suggestion. However, management also believed that the process itself would have been sufficient had it been followed. The Company’s management believes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. With this in mind, and looking at the design and operation of the Company’s disclosure controls and procedures as a whole, management concluded, notwithstanding the material weaknesses described above and after taking into account the remedial measures taken as of the evaluation date, that they were effective as of March 26, 2004.

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

Back to Contents

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

Back to Contents

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Exhibits

10.1	Financing Agreement, dated as of January 26, 2004, between by and among the parties therein referred to as Borrowers, the parties therein referred to as Guarantors, the other parties named therein, the financial institutions from time to time party thereto referred to therein as lenders, Saberasu Japan Investments II B.V., as collateral agent for the Lenders, Saberasu Japan Investments II B.V., as administrative agent for the Lenders. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K filed on January 28, 2004, and incorporated herein by reference).
10.2	Deed of Charge, dated as of January 26, 2004, between Foster Wheeler (QLD) Pty Limited and Saberasu Japan Investments II B.V. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K filed on January 28, 2004, and incorporated herein by reference).
10.3	Deed of Charge, dated as of January 26, 2004, between Foster Wheeler (QLD) Pty Limited and Saberasu Japan Investments II B.V. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K filed on January 28, 2004, and incorporated herein by reference).
10.4	Security Agreement, dated as of January 26, 2004, between the companies identified therein in Schedule 1 and Saberasu Japan Investments II B.V. (Filed as Exhibit 99.4 to Foster Wheeler Ltd.’s Form 8-K filed on January 28, 2004, and incorporated herein by reference).
10.5	Standard Security Agreement, dated as of January 26, 2004, between Foster Wheeler Energy Limited and Saberasu Japan Investments II B.V. (Filed as Exhibit 99.6 to Foster Wheeler Ltd.’s Form 8-K filed on January 28, 2004, and incorporated herein by reference).
10.6	Employment Agreement between Foster Wheeler Ltd. and John T. La Duc dated as of April 14, 2004. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K filed on April 15, 2004, and incorporated herein by reference).
10.7	Change of Control Employment Agreement between Foster Wheeler Inc. and John T. La Duc dated as of April 14, 2004. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K filed on April 15, 2004, and incorporated herein by reference).
10.8	Employment Agreement between Foster Wheeler Ltd. and Brian K. Ferraioli dated as of April 27, 2004 and effective as of December 1, 2003. (Filed as Exhibit 10.8 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 26, 2004, filed on May 5, 2004, and incorporated herein by reference).
10.9	Change of Control Employment Agreement between Foster Wheeler Inc. and Brian K. Ferraioli effective as of December 1, 2003. (Filed as Exhibit 10.9 to Foster Wheeler Ltd’s. Form 10-Q for the quarter ended March 26, 2004, filed on May 5, 2004, and incorporated herein by reference).
12.1	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges
31.1	Section 302 Certification of Raymond J. Milchovich
31.2	Section 302 Certification of John T. La Duc
32.1	Certification of Raymond J. Milchovich Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of John T. La Duc Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Back to Contents

Reports on Form 8-K

Report Date	Description

January 26, 2004	Certain subsidiaries of the Company executed financing and security agreements (Items 5 and 7).

January 28, 2004	The Company announced the appointment of principal financial positions, including Acting Chief Financial Officer and Vice President and Treasurer (Items 5 and 7).

February 5, 2004	The Company announced a commitment to provide $120 million of new financing from institutional investors and the discontinuance of a plan to divest European assets (Items 5 and 7).

March 15, 2004	The Company announced its financial results for the Fourth Quarter of 2003 (Items 7, 9, and 12).

March 16, 2004	The Company posted its Fourth Quarter 2003 conference call script (Items 7, 9, and 12).

April 9, 2004	The Company, filed in contemplation of its proposed exchange offer and related registration statement on Form S-4 (No. 333-107054), revised financial statements due to Foster Wheeler LLC’s plans to issue 10.5% Senior Secured Notes due 2011, Series A (Item 5).

April 14, 2004	The Company announced that its Annual General Meeting of Shareholders would be held later in the year, pending consummation of the Company’s recently announced proposed equity for debt exchange offer (Items 5 and 7).

April 14, 2004	The Company announced the appointment of John T. La Duc as Executive Vice President and Chief Financial Officer and filed an Employment and Change of Control Agreement (Items 5 and 7).

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER LTD. (Registrant)

Date: June 9, 2004	BY:	/s/ RAYMOND J. MILCHOVICH

Raymond J. Milchovich Chairman, President and Chief Executive Officer

Date: June 9, 2004	BY:	/s/ JOHN T. LA DUC

John T. La Duc Executive Vice President and Chief Financial Officer