Form 10-Q
period 2004-06-25
FOSTER WHEELER LTD
filed 2004-08-09
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to _________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,771,560 shares of the Company’s common stock ($1.00 par value) were outstanding as of June 25, 2004.

FOSTER WHEELER LTD.
INDEX

Part I	Financial Information

	Item 1 -	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet at June 25, 2004 and December 26, 2003

Condensed Consolidated Statement of Operations and Comprehensive Income/(Loss) for the Three and Six Months Ended June 25, 2004 and June 27, 2003

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 25, 2004 and June 27, 2003

Notes to Condensed Consolidated Financial Statements

	Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3 -	Quantitative and Qualitative Disclosures about Market Risk

	Item 4 -	Controls and Procedures

Part II	Other Information

	Item 1 -	Legal Proceedings

	Item 6 -	Exhibits and Reports on Form 8-K

Signatures

Back to Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)
(Unaudited)

	June 25, 2004	December 26, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$321,829	$364,095
Short-term investments	25,342	13,390
Accounts and notes receivable, net	472,026	556,414
Contracts in process and inventories	146,335	173,293
Prepaid, deferred and refundable income taxes	24,093	37,160
Prepaid expenses	28,348	30,024

Total current assets	1,017,973	1,174,376

Land, buildings and equipment	605,655	622,729
Less accumulated depreciation	321,118	313,114

Net book value	284,537	309,615

Restricted cash	57,507	52,685
Notes and accounts receivable - long-term	10,879	6,776
Investments and advances	100,957	98,651
Goodwill, net	51,015	51,121
Other intangible assets, net	69,456	71,568
Prepaid pension cost and related benefit assets	6,903	7,240
Asbestos-related insurance recovery receivable	455,394	495,400
Other assets	173,683	182,151
Deferred income taxes	61,656	56,947

TOTAL ASSETS	$2,289,960	$2,506,530

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current installments on long-term debt	$137,468	$20,979
Bank loans	—	121
Accounts payable	243,032	305,286
Accrued expenses	337,827	381,376
Estimated costs to complete long-term contracts	454,551	552,754
Advance payments by customers	74,095	50,248
Income taxes	68,041	62,996

Total current liabilities	1,315,014	1,373,760

Corporate and other debt less current installment	205,436	333,729
Special-purpose project debt less current installments	112,760	119,281
Capital lease obligations	63,882	62,373
Deferred income taxes	8,644	9,092
Pension, postretirement and other employee benefits	301,773	295,133
Asbestos-related liability	472,891	526,200
Other long-term liabilities and minority interest	121,029	124,792
Subordinated Robbins exit funding obligations less current installment	112,418	111,589
Convertible subordinated notes	210,000	210,000
Mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures	—	175,000
Deferred accrued mandatorily redeemable preferred security distributions of subsidiary trust	—	38,021
Subordinated deferrable interest debentures	175,000	—
Deferred accrued interest on subordinated deferrable interest debentures	47,714	—
Commitments and contingencies	—	—

TOTAL LIABILITIES	3,146,561	3,378,970

Shareholders’ Deficit:
Preferred stock
$1.00 par value; authorized - 1,500,000 shares; issued - none outstanding	—	—
Common stock
$1.00 par value; authorized - 160,000,000 shares; issued - 40,771,560 shares	40,772	40,772
Paid-in capital	201,841	201,841
Accumulated deficit	(785,517)	(811,054)
Accumulated other comprehensive loss	(313,697)	(303,999)

TOTAL SHAREHOLDERS’ DEFICIT	(856,601)	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,289,960	$2,506,530

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(in thousands of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003

Revenues and other income:
Operating revenues	$635,019	$922,238	$1,301,378	$1,706,330
Other income	34,821	13,568	70,770	40,344

Total revenues and other income	669,840	935,806	1,372,148	1,746,674

Costs and expenses:
Cost of operating revenues	528,994	859,215	1,120,141	1,586,344
Selling, general and administrative expenses	56,458	47,388	113,642	99,128
Other deductions	7,158	25,674	25,575	46,918
Minority interest	1,989	3,035	2,971	4,358
Interest expense	20,747	18,410	41,387	35,832
Mandatorily redeemable preferred security
distributions of subsidiary trust	—	4,487	—	8,859
Interest expense on subordinated deferrable
interest debentures	4,901	—	9,693	—

Total costs and expenses	620,247	958,209	1,313,409	1,781,439

Earnings/(loss) before income taxes	49,593	(22,403)	58,739	(34,765)
Provision for income taxes	19,758	6,935	33,202	14,393

Net earnings/(loss)	29,835	(29,338)	25,537	(49,158)
Other comprehensive income/(loss):
Foreign currency translation adjustments	(5,694)	99	(9,698)	(716)
Minimum pension liability adjustments,
net of $0 tax benefit	—	(13,511)	—	(13,511)

Net comprehensive income/(loss)	$24,141	$(42,750)	$15,839	$(63,385)

Earnings/(loss) per share:
Basic	$0.73	$(0.72)	$0.62	$(1.20)

Diluted	$0.61	$(0.72)	$0.60	$(1.20)

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(Unaudited)

	Six Months Ended

	June 25,	June 27,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used by operating activities	$(16,097)	$(72,081)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(4,962)	40,180
Capital expenditures	(3,928)	(7,534)
Proceeds from sale of assets	16,906	81,425
Decrease in investments and advances	—	597
Increase in short-term investments	(11,650)	(5)

Net cash (used)/provided by investing activities	(3,634)	114,663

CASH FLOWS FROM FINANCING ACTIVITIES
Partnership distributions to minority shareholders	(2,663)	(2,879)
Decrease in short-term debt	(121)	(14,505)
Proceeds from long-term debt	—	83
Repayment of long-term debt	(18,749)	(17,214)

Net cash used by financing activities	(21,533)	(34,515)

Effect of exchange rate changes on cash and cash equivalents	(1,002)	18,115

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(42,266)	26,182
Cash and cash equivalents at beginning of period	364,095	344,305

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$321,829	$370,487

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share amounts)
(Unaudited)

1.	Going Concern

The accompanying condensed consolidated financial statements of Foster Wheeler Ltd., hereinafter referred to as “Foster Wheeler” or the “Company,” were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to continue to operate profitably, to generate cash flows from operations, asset sales and collections of receivables to fund its obligations, including those resulting from asbestos related liabilities, as well as the Company’s ability to maintain credit facilities and bonding capacity adequate to conduct its business. Despite reporting earnings for the six months ended June 25, 2004, the Company incurred significant operating losses in each of the years in the three-year period ended December 26, 2003 and has a shareholders’ deficit of $856,600 as of June 25, 2004. The Company has substantial debt obligations including its Senior Credit Facility and, during 2002, it was unable to comply with certain debt covenants under the previous revolving credit agreement. As described in more detail below, the Company received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the new Senior Credit Facility was amended to provide for the exclusion of up to $180,000 of gross pretax charges recorded in the third quarter of 2002 and up to an additional $63,000 in pretax charges related to specific contingencies through December 2003, if incurred, for covenant calculation purposes. In March 2003, the Senior Credit Facility was again amended to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants. The credit facilities were also amended in July 2003 to provide waivers of the applicable sections of the Senior Credit Facility to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. There is no assurance that the Company will be able to comply with the terms of the Senior Credit Facility, as amended, and other debt agreements during 2004.

Management’s current forecast indicates that the Company will be in compliance with the financial covenants contained in its Senior Credit Facility through the facility’s maturity in April 2005. In connection with the proposed exchange offer discussed below, the Company intends to seek a new multi-year revolving credit agreement and letter of credit facility. If the equity for debt exchange offer is not completed, the Company would be obligated, in April 2005, to repay the $115,900 of term loans and revolving credit borrowings and to replace the letters of credit of $73,100 outstanding under the Senior Credit Facility as of June 25, 2004. Therefore, the Company needs to successfully complete the equity for debt exchange offer and to finalize the new revolving credit agreement discussed above, or to repay, refinance, or replace the Senior Credit Facility at or prior to its maturity. However, there can be no assurance that the actual financial results will match the forecasts, that the Company will be able to comply with the covenants, that the equity for debt exchange offer and new revolving credit facility will be completed, or that the Company will be able to repay, refinance, or replace the Senior Credit Facility at or prior to its maturity.

One of the Company’s foreign subsidiaries is a party to two Euro-denominated performance bond facilities with financial institutions that contain covenants. The covenants include (i) a limitation on the amount of dividends to 75% of the subsidiary’s annual earnings and (ii) a requirement that the payment of dividends and certain restricted payments be subject to the subsidiary having minimum equity ratios, calculated as equity divided by total assets each as defined in the facilities. In addition, the facilities require the subsidiary to maintain a minimum equity ratio. The covenants are tested quarterly.

One of the performance bond facilities is dedicated to a specific project and, as of June 25, 2004, had performance bonds outstanding equivalent to approximately $40,000 (none of which has been drawn). The second facility is a general performance bond facility and, as of June 25, 2004, had performance bonds outstanding in favor of several clients equivalent to approximately $12,000 (none of which has been drawn).

As a result of operating losses at the foreign subsidiary during the second quarter of 2004, the equity of the Company’s subsidiary fell below the minimum equity ratios, breaching the covenants contained in the performance bond facilities. On August 6, 2004 and August 9, 2004 the Company’s foreign subsidiary obtained waivers from the financial institutions providing the performance bond facilities. The waiver for the project specific performance bond facility requires that the foreign subsidiary make no dividends or other restricted payments, including inter-company loans, debt service on existing inter-company loans, royalties, and management fees, for as long as the foreign subsidiary’s equity remains below the minimum amounts and the performance bonds are outstanding. The waiver for the general performance bond facility is effective through October 31, 2004. After October 31, 2004, the Company’s subsidiary will be required to be in compliance with the required minimum equity ratio or obtain a further waiver. The Company plans to negotiate to obtain a further waiver or amendment prior to October 31, 2004. In the event that the Company is unable to obtain a further waiver or amendment, it will pursue a replacement for this bonding facility. In addition, the subsidiary has sufficient cash on hand to collateralize the obligations supported by the performance bonds in the event it is unable to obtain a waiver or an alternative bonding facility. Therefore the Company believes this matter will not have an adverse impact on its forecasted liquidity.

The foreign subsidiary’s inability to pay dividends and restricted payments because of its failure to remain in compliance with the minimum equity ratio covenants is reflected in the Company’s liquidity forecasts.

The Company’s U.S. operations, which include the corporate functions, are cash flow negative and are expected to continue to incur negative cash flow due to a number of factors including costs related to the Company’s indebtedness, obligations to fund U.S. pension plans, and other expenses related to corporate functions and other corporate overhead.

Management closely monitors liquidity and updates its U.S. liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, working capital needs and unused credit line availability. The Company’s current cash flow forecasts indicate that sufficient cash will be available to fund the Company’s U.S. and foreign working capital needs through June 2005, provided the Company successfully completes the equity for debt exchange offer and the new revolving credit agreement. However, there can be no assurance that sufficient cash will be available throughout this period.

Back to Index

As of June 25, 2004, the Company had aggregate indebtedness of $1,017,000, including $860,000 of corporate debt. To the extent that debt service payments on corporate debt cannot be funded from U.S. operations or from additional financing, such debt service payments on the corporate debt must be funded primarily with distributions from the Company’s foreign subsidiaries. As of June 25, 2004, the Company had cash and cash equivalents, short-term investments, and restricted cash totaling $404,700, compared to $430,200 as of December 26, 2003. Of the $404,700 total at June 25, 2004, $327,200 was held by foreign subsidiaries. The Company is sometimes required to cash collateralize bonding or certain bank facilities. The amount of restricted cash at June 25, 2004 was $57,500, of which $53,100 related to the non-U.S. operations.

The Company requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs. The Company’s current 2004 forecast assumes cash repatriation from its non-U.S. subsidiaries of approximately $76,000 from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends. In the first six months of 2004 and the full year of 2003, the Company repatriated approximately $43,000 and $100,000, respectively, from its non-U.S. subsidiaries.

There can be no assurance that the forecasted foreign cash repatriation will occur, as there are significant contractual and statutory restrictions on the Company’s ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of the Company’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law, which could result in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, the Company may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries in sufficient amounts to fund its U.S. working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit the Company’s ability to continue as a going concern.

Commercial operations under a domestic contract retained by the Company in connection with the sales of assets of the Foster Wheeler Environmental Corporation (“Environmental”), as described further in Note 10 to the condensed consolidated financial statements, commenced in January 2004. The plant processes low-level nuclear waste for the U.S. Department of Energy (“DOE”). The Company funded the plant’s construction costs and operates the facility. The majority of the Company’s invested capital was recovered during the early stages of processing the waste materials. This project successfully processed sufficient quantities of material during the first three months of 2004 to recover the capital recovery originally forecasted to be received during the first nine months of 2004. At June 25, 2004, the project generated a year to date net cash flow of approximately $49,000. The net cash flow forecasted for 2004 from this project is now approximately $50,000.

On February 26, 2004, the California Public Utilities Commission approved certain changes to Pacific Gas and Electric Company’s rates. As relevant to the Company’s subsidiary’s Martinez Project, the E-20T rate has been decreased by approximately 15% retroactive to January 1, 2004, having a negative effect on the subsidiary’s 2004 cash flow and earnings. This rate change has been reflected in the Company’s liquidity forecast.

Back to Index

On June 11, 2004, the Company launched its offer to exchange equity for all of the existing $175,000 trust preferred securities, $210,000 Convertible Subordinated Notes (“Convertible Notes”) and $114,100 Subordinated Robbins Exit Funding Obligations (“Robbins Bonds”), and to exchange equity and debt for all of the existing $200,000 Senior Notes (the “Senior Notes”). The Company eventually concluded that certain of the holders would not participate in the exchange offer unless they were offered a greater portion of the voting equity of the Company. Accordingly, the Company and certain of its subsidiaries revised the terms of the exchange offer and filed post-effective amendments to the registration statement on July 8, 2004, July 9, 2004 and July 23, 2004. On July 30, 2004, the Securities and Exchange Commission (“SEC”) declared the Company’s registration statement effective. The Company is distributing revised offering materials and expects to complete the exchange offer during the third quarter of 2004. The Company entered into a lock-up agreement in connection with the exchange offer. The Company has the right to terminate the lock-up agreement if its board of directors determines that doing so is required by their fiduciary duty to the Company, provided that it pays a termination fee of the lesser of (1) 2.5% of the principal amount of securities subject to the lock-up or (2) $10,000, which fee has not been included in the Company’s liquidity forecast.

On February 5, 2004, the Company announced, in support of its restructuring activities, that a number of institutional investors committed to provide $120,000 of new financing due 2011 in a private transaction with the Company to replace amounts outstanding under the term loan and the revolving credit facility portions of its Senior Credit Facility. This commitment is contingent upon the completion of the proposed exchange offer. The Company discontinued its previously announced plans to divest one of its European operating units.

The total amount of debt and trust preferred securities subject to the proposed exchange offer is approximately $700,000. Interest expense incurred on this debt in 2003 totaled approximately $55,000. The Company anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer. There can be no assurance that the Company will complete the proposed exchange offer. The failure by the Company to achieve its cash flow forecast or to complete the exchange offer on acceptable terms would have a material adverse effect on the Company’s financial condition. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In August 2002, the Company finalized a Senior Credit Facility with its lender group. This facility included a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility, which expires on April 30, 2005. The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries. The Senior Credit Facility has no scheduled repayments prior to maturity on April 30, 2005. The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retained the first $77,000 of such amounts and also retains a 50% share of the balance. With the Company’s sale of the Environmental net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, principal prepayments of $12,300 and $11,800 were made on the term loan in the first six months of 2004 and during the full year of 2003, respectively, as a result of asset sales during those periods.

The financial covenants in the Senior Credit Facility include a maximum senior leverage ratio and a minimum earnings before interest expense, taxes, depreciation and amortization (“EBITDA”). Compliance with these covenants is measured quarterly. The EBITDA covenant requires the actual average rolling four quarter EBITDA, as defined in the Senior Credit Facility, to meet minimum EBITDA targets. The senior leverage covenant compares actual average rolling EBITDA, as defined in the Senior Credit Facility, to actual total senior debt. The resultant multiple of debt to EBITDA must be less than maximum amounts specified in the Senior Credit Facility. Management’s current forecast indicates that the Company will be in compliance with these covenants until the maturity of the Senior Credit Facility in April 2005.

Amendment No. 1 to the Senior Credit Facility, obtained on November 8, 2002, provides for the exclusion of up to $180,000 of gross pretax charges recorded by the Company in the third quarter of 2002 for covenant calculation purposes. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. As of December 26, 2003, $31,000 of the contingency risks was favorably resolved, and additional project reserves were established for $32,000 leaving a contingency balance of $0.

Back to Index

Amendment No. 2 to the Senior Credit Facility, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, the Company made a prepayment of principal in the aggregate amount of $10,000 in March 2003.

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

Amendment No. 4 to the Senior Credit Facility, entered into on October 30, 2003, modified certain definitions and representations to allow for the maintenance and administration of certain bank accounts of the Company.

Amendment No. 5 to the Senior Credit Facility, entered into on May 14, 2004, amended and waived certain affirmative and negative covenants necessary to permit the exchange offer described elsewhere in this document as well as to allow for a reduction of $25,000 in the Company’s letter of credit facility. In consideration for the amendments and waivers obtained in this amendment, the Company is obligated to pay, on November 30, 2004, a fee equal to 1.25% of the lenders’ outstanding letter of credit exposure and a further fee equal to 0.75% of the lenders’ outstanding letter of credit exposure for each additional month thereafter through the expiration date of the Senior Credit Facility of April 2005.

Holders of the Company’s Senior Notes due November 15, 2005 have a security interest in the stock and debt of certain of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the revolving portion of the Senior Credit Facility. As permitted by the Indenture, the term loan and the obligations under the letter of credit facility (collectively approximating $120,000 as of June 25, 2004) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

The Company finalized a sale/leaseback arrangement for an office building at its corporate headquarters in the third quarter of 2002. Under this arrangement, the Company leases the facility to the Company, for an initial non-cancelable period of 20 years. The proceeds from the sale/leaseback were sufficient to repay the balance outstanding under a previous operating lease arrangement of $33,000 for a second corporate office building. The long-term capital lease obligation of $44,400 as of June 25, 2004 is included in capital lease obligations in the accompanying condensed consolidated balance sheet. The Company entered into a binding agreement in the first quarter 2004 to sell a second corporate office building. The sale closed in the second quarter 2004 and generated net cash proceeds of $16,400. Of this amount, 50% was used to prepay amounts outstanding under the term loan portion of the Senior Credit Facility in the second quarter 2004.

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

Back to Index

FW Funding is a party to a Purchase, Sale and Contribution Agreement (“PSCA”) with six of the Company’s wholly owned domestic subsidiaries. Pursuant to PSCA, FW Funding is obligated to purchase eligible trade receivables, as defined in the PSCA, from these companies and these companies are obligated to contribute as capital their ineligible trade accounts receivable as defined in the PSCA. FW Funding simultaneously entered into a Loan and Security Agreement with Foothill Capital Corporation and Ableco Finance Corporation LLC (“Lenders”). Under this agreement, FW Funding has the ability to borrow up to a maximum of $40,000 using eligible trade accounts receivable as collateral. FW Funding pays 10% interest on all outstanding borrowings. In addition, FW Funding pays a monthly fee on the unused line equal to 0.5% per annum of the maximum available amount less the average daily amount of borrowings during the preceding month. During the second quarter of 2004, the Company executed an agreement with the Lenders to lower the maximum borrowing availability to $30,000, effective May 28, 2004, thereby reducing future unused commitment fees incurred by FW Funding. The facility is subject to covenant compliance. The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding.

No borrowings were outstanding under this facility as of June 25, 2004 or December 26, 2003. As of June 25, 2004, FW Funding held $64,200 of trade accounts receivable, net of allowances, which are included in the condensed consolidated balance sheet. The borrowing amount available to the Company under this facility fluctuates daily, but the Company estimates that approximately $10,000 will be available during 2004. The Company has agreed to terminate this facility upon completion of the proposed exchange offer.

On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provides for up to $45,000 of revolving loans. The facility is secured by substantially all of the assets of these subsidiaries and is subject to covenant compliance. Such covenants include a minimum EBITDA level and a loan to EBITDA ratio. As of June 25, 2004, the facility remained undrawn.

Since January 15, 2002, the Company has exercised its right to defer payments on the junior subordinated debentures underlying the 9.00% Preferred Capital Trust I securities and, as a result, to defer payments on those securities. The aggregate liquidation amount of the trust preferred securities is $175,000. The Senior Credit Facility, as amended, requires the Company to defer the payment of the dividends on the trust preferred securities and no dividends were paid during the first two quarters of 2004. As of June 25, 2004, the amount of dividends deferred plus accrued interest approximates $47,700.

The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management’s forecast indicates that the Company will be in compliance with the debt covenants through April 2005, provided the Company successfully completes the equity for debt exchange offer. However, there can be no assurance that the actual financial results will match the forecasts or that the Company will comply with the covenants. If the Company violates a covenant under the Senior Credit Facility, the sale/leaseback arrangement, or receivables financing arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a cross default under the following agreements: the Senior Notes, the Convertible Notes, the trust preferred securities, the Robbins Bonds and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well. The total amount of the Company debt that could be accelerated is $913,700 as of June 25, 2004. The Company would not be able to repay amounts borrowed if the payment dates were accelerated. The debt covenants and the potential payment acceleration requirements raise substantial doubts about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Back to Index

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

2.	Summary of Significant Accounting Policies

The condensed consolidated balance sheets as of June 25, 2004 and December 26, 2003 and the related condensed consolidated statements of operations and comprehensive income/(loss) for the three and six months ended June 25, 2004 and June 27, 2003 and the condensed consolidated statements of cash flows for the six months ended June 25, 2004 and June 27, 2003 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 26, 2003 (“2003 Form 10-K”) filed with the SEC on June 9, 2004. The condensed consolidated balance sheet as of December 26, 2003 has been derived from the audited consolidated balance sheet included in the 2003 Form 10-K. A summary of the Company’s significant accounting policies is presented below. There has been no material change in the accounting policies followed by the Company during the first half of 2004.

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

Back to Index

Contracts in progress are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances are presented as “estimated costs to complete long-term contracts.” The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. However, current estimates may be revised as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”) and Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” the Company reviews its contracts monthly. As a result of this process in the second quarter of 2004, seventy individual projects had final estimated profit revisions exceeding $500. These revisions resulted from events such as earning project incentive bonuses, executing services and purchasing third party materials and equipment at costs differing from previously estimated, and the successful testing of completed facilities which in turn eliminates completion and warranty risks. The aggregate dollar value of the accrued contract profit resulting from these estimate changes during the second quarter of 2004 amounted to a net of $47,800. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings. As of June 25, 2004 and December 27, 2003, the Company had recorded commercial claims receivable of approximately $2,300 and $0, respectively. The claims were recorded in the Company’s European operations.

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

Cash and Cash Equivalents — Cash and cash equivalents include liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of approximately $248,700 are maintained by foreign subsidiaries as of June 25, 2004. These subsidiaries require a substantial portion of these funds to support their liquidity and to comply with contractual restrictions. Accordingly, these funds may not be readily available for repatriation to U.S. entities.

Restricted Cash — Restricted cash at June 25, 2004 consists of approximately $4,200 held primarily by special purpose entities and restricted for debt service payments, approximately $52,000 that was required to collateralize letters of credit and bank guarantees, and approximately $1,300 of client funds held in escrow. Domestic restricted cash totals approximately $4,400, and foreign restricted cash totals approximately $53,100.

Back to Index

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

Restricted Net Assets — One of the Company’s foreign subsidiaries is a party to two Euro-denominated performance bond facilities with financial institutions that contain covenants. The covenants include (i) a limitation on the amount of dividends to 75% of the subsidiary’s annual earnings and (ii) a requirement that the payment of dividends and certain restricted payments be subject to the subsidiary having minimum equity ratios, calculated as equity divided by total assets each as defined in the facilities. In addition, the facilities require the subsidiary to maintain a minimum equity ratio. The covenants are tested quarterly.

One of the performance bond facilities is dedicated to a specific project and, as of June 25, 2004, had performance bonds outstanding equivalent to approximately $40,000 (none of which has been drawn). The second facility is a general performance bond facility and, as of June 25, 2004, had performance bonds outstanding in favor of several clients equivalent to approximately $12,000 (none of which has been drawn).

As a result of operating losses at the foreign subsidiary during the second quarter of 2004, the equity of the Company’s subsidiary fell below the minimum equity ratios, breaching the covenants contained in the performance bond facilities. On August 6, 2004 and August 9, 2004 the Company’s foreign subsidiary obtained waivers from the financial institutions providing the performance bond facilities. The waiver for the project specific performance bond facility requires that the foreign subsidiary make no dividends or other restricted payments, including inter-company loans, debt service on existing inter-company loans, royalties, and management fees, for as long as the foreign subsidiary’s equity remains below the minimum amounts and the performance bonds are outstanding. The waiver for the general performance bond facility is effective through October 31, 2004. After October 31, 2004, the Company’s subsidiary will be required to be in compliance with the required minimum equity ratio or obtain a further waiver. The Company plans to negotiate to obtain a further waiver or amendment prior to October 31, 2004. In the event that the Company is unable to obtain a further waiver or amendment, it will pursue a replacement for this bonding facility. In addition, the subsidiary has sufficient cash on hand to collateralize the obligations supported by the performance bonds in the event it is unable to obtain a waiver or an alternative bonding facility. Therefore the Company believes this matter will not have an adverse impact on its forecasted liquidity.

The foreign subsidiary’s inability to pay dividends and restricted payments because of its failure to remain in compliance with the minimum equity ratio covenants is reflected in the Company’s liquidity forecasts.

Short-term Investments — Short-term investments consist primarily of certificates of deposit and are classified as held to maturity under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

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

Trade accounts receivable are continually evaluated in accordance with corporate policy. Provisions are established on a project specific basis when there is an issue associated with the client’s ability to make payments or there are circumstances where the client is not making payment due to contractual issues. Customer payment history, trends within the various markets served and general economic trends are also considered when evaluating the necessity of a provision.

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

Investments and Advances — The Company uses the equity method of accounting for investment ownership in affiliates of between 20% and 50%, unless significant economic considerations indicate that the cost method is appropriate. The equity method is also used for investments in which ownership is greater than 50% when the Company does not have a controlling financial interest. Investment ownership of less than 20% in affiliates is carried at cost. Currently, all of the Company’s significant investments in affiliates are recorded using the equity method.

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

Back to Index

Investment tax credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. To the extent such credits are not currently utilized on the Company’s tax return, deferred tax assets, as adjusted for any valuation allowance, are recognized for the carryforward amounts.

Provision is made for Federal income taxes which may be payable on foreign subsidiary earnings to the extent that the Company anticipates they will be remitted.

Foreign Currency — Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at month-end exchange rates and income and expenses and cash flows are translated at monthly weighted-average rates.

The Company enters into foreign exchange contracts in its management of foreign currency exposures related to commercial contracts. Changes in the fair value of derivative contracts that qualify as designated cash flow hedges are deferred until the hedged forecasted transaction affects earnings. Amounts receivable (gains) or payable (losses) under foreign exchange contracts are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At June 25, 2004 and June 27, 2003, the Company did not meet the requirements for deferral of gains or losses on derivative instruments under SFAS No. 133 and recorded net after-tax losses of approximately $1,480 and $1,5 20 for the three and six months ended June 25, 2004, respectively, and recorded a net after-tax gain of approximately $130 for the three months ended June 27, 2003 and a net after-tax loss of approximately $620 for the six months ended June 27, 2003.

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

The Company tests for impairment at the reporting unit level as defined in SFAS No. 142, “Goodwill and Other Intangible Assets.” This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each year, the Company evaluates goodwill on a separate operating unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS No. 144.

Back to Index

As of June 25, 2004 and December 26, 2003, the Company had unamortized goodwill of $51,015 and $51,121, respectively. The decrease in goodwill of $106 resulted from foreign currency exchange losses. All of the goodwill at June 25, 2004 related to the Energy Group. In 2003, the fair value of the reporting units exceeded the carrying amounts.

As of June 25, 2004 and December 26, 2003, the Company had unamortized identifiable intangible assets of patents and trademarks of $69,456 and $71,568, respectively. The following table details amounts relating to those assets.

	As of June 25, 2004		As of December 26, 2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$36,599	$(14,720)	$36,703	$(13,802)
Trademarks	61,779	(14,202)	61,943	(13,276)

Total	$98,378	$(28,922)	$98,646	$(27,078)

Amortization expense related to patents and trademarks for the three and six months ending June 25, 2004 was $910 and $1,844, respectively. Amortization expense for the comparable periods in 2003 was $920 and $1,831, respectively. Amortization expense is expected to approximate $3,600 each year in the next five years.

Earnings per Share — Basic and diluted earnings/(loss) per share are computed as follows (shares presented in thousands):

	Three Months Ended		Six Months Ended

	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003

Basic earnings/(loss) per share:
Net earnings/(loss)	$29,835	$(29,338)	$25,537	$(49,158)

Weighted average number of shares outstanding	41,055	41,044	41,055	41,039

Basic earnings/(loss) per share	$0.73	$(0.72)	$0.62	$(1.20)

Diluted earnings/(loss) per share:
Net earnings/(loss)	$29,835	$(29,338)	$25,537	$(49,158)
Interest on convertible subordinated notes, net of taxes	3,412	—	6,825	—

Net earnings/(loss) for diluted computation	$33,247	$(29,338)	$32,362	$(49,158)

Weighted average number of shares outstanding	41,055	41,044	41,055	41,039
Effect of dilutive securities:
Stock options	9	—	22	—
Convertible subordinated notes	13,086	—	13,086	—

Adjusted weighted average number of shares outstanding	54,150	41,044	54,163	41,039

Diluted earnings/(loss) per share	$0.61	$(0.72)	$0.60	$(1.20)

Back to Index

Basic per share data has been computed based on the weighted-average number of common shares outstanding. The weighted average number of common shares outstanding includes shares credited under The Directors Deferred Compensation and Stock Award Plan (the “Plan”). Under the Plan, each non-management director is credited annually with share units of the Company’s common shares. In addition, each non-management director may elect to defer receipt of compensation for services rendered as a director, which deferred amount is credited to his or her account in the form of share units. The Company makes a supplemental contribution equal to 15% of the deferred amount. Additional share data is shown below (presented in thousands of shares):

	Three Months Ended		Six Months Ended

	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003

Directors Deferred Compensation:
Beginning shares for the period	289	276	275	246

Shares credited in participants’ accounts	13	10	29	40
Shares delivered to participants	(15)	(17)	(17)	(17)

Incremental shares	(2)	(7)	12	23

Shares included in the calculation of basic earnings per share	287	269	287	269

Diluted per share data has been computed based on the weighted-average number of common shares outstanding, including shares credited under the Plan, adjusted for the incremental dilution, if any, of outstanding stock options and convertible securities.

	Three Months Ended		Six Months Ended

	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003

Options to purchase common shares not included in the computation of diluted earnings per share due to their antidilutive effect	—	3,877	—	3,327

Options to purchase common shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price	8,121	4,749	8,121	5,299

Shares on convertible subordinated notes
not included in the computation of diluted earnings
per share due to their antidilutive effect	—	13,086	—	13,086

Stock Option Plans — The Company has two fixed option plans, which reserve common shares for issuance to executives, key employees and directors. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.” The Company continues to account for stock options granted to employees and directors using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

Back to Index

	Three Months Ended		Six Months Ended

	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003

Net earnings/(loss) — as reported	$29,835	$(29,338)	$25,537	$(49,158)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of taxes of $0	—	31	—	31

Net earnings/(loss) — pro forma	$29,835	$(29,369)	$25,537	$(49,189)

Earnings/(loss) per share — as reported
Basic	$0.73	$(0.72)	$0.62	$(1.20)
Diluted	$0.61	$(0.72)	$0.60	$(1.20)

Earnings/(loss) per share — pro forma
Basic	$0.73	$(0.72)	$0.62	$(1.20)
Diluted	$0.61	$(0.72)	$0.60	$(1.20)

As of June 25, 2004, a total of 8,619 common shares were reserved for issuance under the various stock option plans; 631 shares were available for grant.

Recent Accounting Developments — In January 2003, the FASB issued FASB Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation requires consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:

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

The Company adopted the provisions of this interpretation in the first quarter of 2004. The adoption did not result in the consolidation of any previously unconsolidated variable interest entities. However, the adoption did result in the de-consolidation of a subsidiary trust, which issued mandatorily redeemable preferred securities. This had no impact on the Company’s consolidated debt as the intercompany debt to the subsidiary became third party debt upon de-consolidation.

In December 2003, the FASB issued SFAS No. 132R “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132R requires the following disclosures: (1) the dates on which plan assets and obligations are measured, (2) segregation of the market values of plan assets into broad asset categories, (3) a narrative description of the investment policy of plan assets, (4) a narrative description for the basis for the development of the expected long-term rate of return of plan assets, (5) expected cash contributions to be made to the plans over the next fiscal year and (6) expected benefit payments for each of the next ten fiscal years. These changes are effective for fiscal years ending after December 15, 2003, with the exception of (1) expected benefit payments and (2) foreign plans which are delayed until fiscal years ending after June 15, 2004. SFAS No. 132R requires disclosure of two items in quarterly interim reports. These quarterly requirements are the disclosure of net benefit cost and contributions made during the fiscal year. The Company adopted the disclosure requirements of this standard, including the foreign plans.

Back to Index

On January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-1 permitted employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”). Without FSP No. 106-1, plan sponsors would have been required under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date President Bush signed the Act into law. On May 19, 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 supercedes FSP No. 106-1. In accordance with FSP No. 106-2, the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost in the condensed consolidated financial statements or accompanying notes do not reflect any amounts associated with the subsidy because the Company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. The provisions of FSP No. 106-2 are effective for the Company’s first interim period ending September 24, 2004. The Company is currently assessing the impact of the Act and whether its postretirement plan should be amended in consideration of the new legislation.

3.	Litigation and Uncertainties

Some of the Company’s U.S. subsidiaries, along with many other companies, are defendants in numerous asbestos-related lawsuits and out-of-court informal claims pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by the Company’s subsidiaries during the 1970s and prior. A summary of claim activity for the three months ended June 25, 2004, March 26, 2004 and June 27, 2003 is as follows:

	Number of Claims	Number of Claims	Number of Claims
	Second Quarter 2004	First Quarter 2004	Second Quarter 2003

Balance at beginning of quarter *	171,480	170,860	151,100
New claims	4,390	3,900	20,500
Claims resolved	(5,060)	(3,280)	(1,700)

Balance at end of quarter *	170,810	171,480	169,900

*	Includes an estimated 24,500 claims on inactive court dockets.

The overall average combined indemnity and defense cost per closed claim since 1993 was approximately $1.9. In view of the many uncertainties associated with asbestos bodily injury claims, the Company believes that the average cost may increase in the future.

Back to Index

The amount spent for the three months ended June 25, 2004 and June 27, 2003 on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage, was $29,400 and $25,300 respectively. The payments in 2004 were funded from settlements with insurance companies, as discussed below.

The Company has recorded total liabilities of $532,900, comprised of an estimated liability relating to open (outstanding) claims of approximately $318,900 and an estimated liability relating to future unasserted claims of approximately $214,000. Of the total, $60,000 is recorded in accrued expenses and $472,900 is recorded in asbestos-related liability on the condensed consolidated balance sheet. These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type; and the breakdown of known and future claims into disease type. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity payments are estimated to be incurred through the year 2018, during which period new claims are expected to decline from year to year. Recently received claims also suggest that the percentage of claims to be closed without payment of indemnity costs should increase as claims are resolved during the next few years. The Company believes that it is likely that there will be new claims filed after 2018, but in light of uncertainties inherent in long-term forecasts, the Company does not believe that it can reasonably estimate defense and/or indemnity costs which might be incurred after 2018. Nonetheless, the Company plans to update its forecasts periodically to take into consideration its future experience and other considerations such as legislation to update its estimate of future costs and expected insurance recoveries. Historically, defense costs have represented approximately 22% of total costs. Through June 25, 2004, total indemnity costs paid, prior to insurance recoveries, were approximately $404,000 and total defense costs paid were approximately $112,000.

The number of new asbestos claims received during the first two quarters of 2004 continues to be less than forecast at year-end 2003. While the reduced number of new claims has been relatively consistent throughout 2004, management does not believe sufficient data exists at this time to warrant a reduction in the projected asbestos liability.

The Company has recorded assets of $515,400 relating to probable insurance recoveries, of which approximately $60,000 is recorded in accounts and notes receivables, and $455,400 is recorded as long-term. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending proceedings with certain insurers, as well as recoveries under settlements with other insurers.

As of June 25, 2004, $231,000 was contested by the subsidiaries’ insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the subsidiaries’ various insurers and the subsidiaries as self-insurers. The Company believes that any amounts that its subsidiaries might be allocated as self -insurer would be immaterial. Based on the nature of the litigation and opinions received from outside counsel, the Company also believes that the possibility of not recovering the full amount of the asset is remote.

In July 2003, several subsidiaries of the Company and Liberty Mutual Insurance Company (“Liberty Mutual”), one of its insurers, entered into a settlement and release agreement that resolves the coverage litigation between the subsidiaries and Liberty Mutual in state courts in both New York and New Jersey. The agreement provides for a buy-back of insurance policies and the settlement of all disputes between the subsidiaries and Liberty Mutual with respect to asbestos-related claims. The agreement requires Liberty Mutual to make payments over a nineteen-year period, subject to annual caps, which payments decline over time, into a special account, established to pay the subsidiaries’ indemnity and defense costs for asbestos claims. These payments, however, may not be available to fund the subsidiaries’ required contributions to any national settlement trust that may be established by future federal legislation. In July 2003, the subsidiaries received an initial payment under the agreement of approximately $6,000, which was used to pay asbestos-related defense and indemnity costs.

In September 2003, the Company’s subsidiaries entered into a settlement and release agreement that resolved coverage litigation between them and certain London Market and North River Insurers. This agreement provided for a cash payment of $5,900, which has been received by the subsidiaries, and additional amounts which have been deposited in a trust for use by the subsidiaries for future defense and indemnity costs.

Back to Index

The Company recorded a non-cash charge of $68,100 in the fourth quarter 2003 to increase the valuation allowance for insurance claims receivable. The charge was due to the Company receiving a somewhat larger number of claims in 2003 than had been expected, which resulted in an increase in the projected liability related to asbestos and because of the insolvency of an insurance carrier in the fourth quarter of 2003.

In January 2004, the Company’s subsidiaries entered into a settlement and release agreement that resolved coverage litigation between them and Hartford Accident and Indemnity Company and certain of its affiliates. This agreement provided for a cash payment of $5,000, which has been received by the subsidiaries, an additional amount which has been deposited in a trust for use by the subsidiaries and a further amount to be deposited in that trust in 2005.

In March 2004, the Company’s subsidiaries and two asbestos insurance carriers entered into settlement and release agreements that resolved coverage litigation between the subsidiaries and the insurance carriers. The agreements provided for a buy-back of insurance policies and the settlement of all disputes between the subsidiaries and the insurance carriers with respect to asbestos-related claims. The agreements resulted in the insurance carriers making payments into a trust, established to pay the subsidiaries’ indemnity and defense costs for asbestos claims. As a result of these settlements, the Company reversed $11,700 of the $68,100 non-cash charge recorded in the fourth quarter of 2003.

In May 2004, the Company’s subsidiaries and two asbestos insurance carriers entered into two additional settlement and release agreements. The agreements resulted in the insurance carriers making payments to the Company to pay the subsidiaries’ indemnity and defense costs for asbestos claims. As a result of these settlements, the Company reversed an additional $1,700 of the $68,100 non-cash charge previously recorded in the fourth quarter of 2003. The Company projects that it will not be required to fund any asbestos liabilities from its cash flow before 2010.

The pending litigation and negotiations with other insurers is continuing.

The Company’s management, after consultation with outside counsel, has considered the ongoing proceedings with insurers and the financial viability and legal obligations of its insurers and believes that, except for those insurers that have become or may become insolvent for which a reserve has been provided, the insurers or their guarantors will continue to adequately fund claims and defense costs relating to asbestos litigation. It should be noted that the estimate of the assets and liabilities related to asbestos claims and recoveries is subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainties as to the ultimate number of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies with asbestos claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. Increases in the number of claims filed or costs to resolve those claims will cause the Company to increase further the estimates of the costs associated with asbestos claims and could have a material adverse effect on the business, financial condition, results of operations, and cash flows.

A subsidiary of the Company in the U.K. has also received a limited number of claims alleging personal injury arising from exposure to asbestos. None of these claims has resulted in material costs to the Company.

The Company retained a long-term contract with a government agency in connection with the Environmental sale. The contract is scheduled to be completed in four phases. The first phase was for the design, permitting and licensing of a spent fuel facility. This phase was completed for a price of $66,700. The first phase of this project was profitable, but the close-out of this phase resulted in increased costs. An $11,900 charge was recorded in 2003. The Company has submitted requests for equitable adjustment related to this contract and, at June 25, 2004 and December 26, 2003, the Company’s financial statements reflect anticipated collection of $0 from these requests for equitable adjustment.

Back to Index

The second phase of the contract is billed on a cost plus fee basis and is expected to conclude in 2004. In this phase, the Company must respond to any questions regarding the initial design included in phase one. Phase three, which is for the construction, start-up and testing of the facility for a fixed contractual price of $114,000, subject to escalation, and is contractually scheduled to commence in late 2004. The actual commencement of this phase will be delayed as a result of the significant delay in the issuance of the NRC license for the facility. This delay will also result in additional facility costs. The Company anticipates submitting requests for equitable adjustment to compensate for such delays and additional costs upon receipt of the NRC facility license. This phase will begin with the purchase of long lead items followed by the construction activities. Construction is expected to last two years and requires that a subsidiary of the Company fund the construction cost. Foster Wheeler USA Corporation, the parent company of Environmental, provided a performance guarantee on the project. In addition, a surety bond for the full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years. The Company and the government agency have engaged in discussions about possibly restructuring or terminating subsequent phases of the contract. If the project were to proceed, the Company intends to seek third party financing to fund the majority of the construction costs, but there can be no assurance that the Company will secure such financing on acceptable terms, or at all. There also can be no assurance that the Company will be able to obtain the required surety bond. If the Company cannot obtain third party financing or the required surety bond, the Company’s participation would be uncertain. This could have a material adverse effect on the Company’s financial condition, results of operations, and cash flow. No claims have been raised by the government agency against the Company. The ultimate potential liability to the Company would arise in the event that the government agency terminates the contract (for example, due to the Company’s inability to continue with the contract) and re-bids the contract under its exact terms and the resulting cost to the government agency is greater than it would have been under the existing terms with the Company. The Company does not believe a claim is probable and is unable to estimate the possible loss that could occur as a result of any claims. Additionally, the Company believes that it has good legal defenses should the government agency decide to pursue any action.

In 1997, the United States Supreme Court effectively invalidated New Jersey’s long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden County Waste-to-Energy Project (the “Project”) with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the Project. Those market-based revenues have not been, and are not expected to be, sufficient to service the debt on outstanding bonds, which were issued to construct the Project and to acquire a landfill for Camden County’s use.

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

The Company’s project claims have increased as a result of the increase in lump-sum contracts executed between the years 1992 and 2000. Project claims are claims brought by the Company against project owners for costs exceeding the contract price or amounts not included in the original contract price. These claims typically arise from changes in the initial scope of work or from owner-caused delays. These claims are often subject to lengthy arbitration or litigation proceedings. The costs associated with these changes or owner-caused delays include additional direct costs, such as labor and material costs associated with the performance of the additional work, as well as indirect costs that may arise due to delays in the completion of the project, such as increased labor costs resulting from changes in labor markets. The Company has used significant additional working capital in projects with cost overruns pending the resolution of the relevant project claims. The Company cannot assure that project claims will not continue in the future.

Back to Index

As of June 25, 2004 and December 27, 2003, the Company had recorded commercial claims receivable of approximately $2,300 and $0. The increase is due to claims recorded in accordance with SOP 81-1, as discussed under “Revenue Recognition on Long-Term Contracts.” The claims were recorded in the Company’s European operations. The Company established a provision for the balance of outstanding commercial claims as of December 27, 2002 to bring the net book value of such claims to $0. At that time, the Company revised its estimates of claim revenues to reflect recent adverse recovery experience due to management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. The Company continues to pursue these claims, but there can be no assurance that it will recover the full amount of the claims, or anything at all.

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

4.	Changes in Shareholders’ Deficit

Changes in Shareholders’ Deficit for the six months ended June 25, 2004 were as follows:

					Accumulated
	Common Stock				Other	Total
			Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance at December 26, 2003	40,771,560	$40,772	$201,841	$(811,054)	$(303,999)	$(872,440)
Net earnings	—	—	—	25,537	—	25,537
Foreign currency translation adjustment	—	—	—	—	(9,698)	(9,698)

Balance at June 25, 2004	40,771,560	$40,772	$201,841	$(785,517)	$(313,697)	$(856,601)

Back to Index

5.	Major Business Groups

Management uses several financial metrics to measure the performance of the Company’s business segments. EBITDA is the primary earnings measure used by the Company’s chief decision makers. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has presented EBITDA for each of its business segments below.

		Engineering		Corporate and
		and	Energy	Financial
	Total	Construction	Group	Services (1)

For the three months ended June 25, 2004
Third party revenue	$669,840	$423,979	$251,630	$(5,769)
Intercompany revenue	—	2,149	4,694	(6,843)

Total revenue	$669,840	$426,128	$256,324	$(12,612)

EBITDA (4)	$83,596	$55,926	$48,332	$(20,662)

Less: Interest expense (2)	25,648
Less: Depreciation and amortization	8,355

Earnings before income taxes	49,593
Income tax provision	19,758

Net earnings	$29,835

For the three months ended June 27, 2003
Third party revenue	$935,806	$527,000	$405,930	$2,876
Intercompany revenue	—	2,184	3,358	(5,542)

Total revenue	$935,806	$529,184	$409,288	$(2,666)

EBITDA (5)	$8,968	$13,940	$29,322	$(34,294)

Less: Interest expense (3)	22,897
Less: Depreciation and amortization	8,474

Loss before income taxes	(22,403)
Income tax provision	6,935

Net loss	$(29,338)

For the six months ended June 25, 2004
Third party revenue	$1,372,148	$841,168	$518,198	$12,782
Intercompany revenue	—	5,316	7,931	(13,247)

Total revenue	$1,372,148	$846,484	$526,129	$(465)

EBITDA (6)	$126,223	$91,130	$68,713	$(33,620)

Less: Interest expense (2)	51,080
Less: Depreciation and amortization	16,404

Earnings before income taxes	58,739
Income tax provision	33,202

Net earnings	$25,537

For the six months ended June 27, 2003
Third party revenue	$1,746,674	$1,006,739	$733,448	$6,487
Intercompany revenue	—	5,250	2,267	(7,517)

Total revenue	$1,746,674	$1,011,989	$735,715	$(1,030)

EBITDA (7)	$28,210	$27,058	$60,166	$(59,014)

Less: Interest expense (3)	44,691
Less: Depreciation and amortization	18,284

Loss before income taxes	(34,765)
Income tax provision	14,393

Net loss	$(49,158)

Back to Index

(1)	Includes general corporate income and expense, the Company’s captive insurance operation, restructuring expenses and consolidating eliminations.
(2)	Includes interest expense on subordinated deferrable interest debentures of $4,901 and $9,693 for the three and six months ended June 25, 2004, respectively.
(3)	Includes mandatorily redeemable preferred security distributions of subsidiary trust of $4,487 and $8,859 for the three and six months ended June 27, 2003, respectively.
(4)	Includes gains associated with the re-evaluation of contract cost estimates of $43,700 in the Engineering & Construction Group (“E&C”) and $4,100 in the Energy Group (“Energy”); a gain of $1,700 on the settlement of asbestos litigation in Corporate and Financial Services (“C&F”); a gain of $8,700 on the sale of development rights to a power project in Europe in E&C; and an aggregate charge of $1,800 for restructuring and credit agreement costs, severance costs and legal settlements ($200 charge in E&C, $2,900 gain in Energy and $4,500 charge in C&F).
(5)	Includes charges associated with the re-evaluation of project claim estimates and contract cost estimates of $12,500 in E&C and $7,000 in Energy, and an aggregate charge of $22,100 for restructuring and credit agreement costs, severance costs, pension curtailment and legal settlements and other provisions ($600 gain in E&C and $22,700 charge in C&F).
(6)	Includes gains/(charges) associated with the re-evaluation of contract cost estimates of $43,700 in E&C and $(20,500) in Energy; a gain of $13,400 on the settlement of asbestos litigation in C&F; a gain of $19,200 on the sale of development rights to certain power projects in Europe in E&C; and an aggregate charge of $11,500 for restructuring and credit agreement costs, severance costs and legal settlements ($600 charge in E&C, $2,900 gain in Energy and $13,800 charge in C&F).
(7)	Includes charges associated with the re-evaluation of project claim estimates and contract cost estimates of $33,600 in E&C and $2,000 in Energy; a net gain of $15,300 in E&C resulting from the sale of Foster Wheeler Environmental Corporation; and an aggregate charge of $40,500 for restructuring and credit agreement costs, severance costs, pension curtailment and legal settlements and other provisions ($2,200 charge in E&C, $3,300 charge in Energy and $35,000 charge in C&F).

Operating revenues by industry segment for the three and six-month periods ended June 25, 2004 and June 27, 2003 were as follows:

	Three Months Ended		Six Months Ended

	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003

Power	$254,057	$442,118	$575,592	$813,798
Oil and gas/refinery	255,907	294,564	488,231	497,798
Pharmaceutical	88,301	90,382	159,817	150,446
Chemical	33,533	49,853	55,601	106,007
Environmental	15,707	20,536	23,563	98,417	*
Power production	28,756	33,456	54,379	61,770
Eliminations and other	(41,242)	(8,671)	(55,805)	(21,906)

Total operating revenues	$635,019	$922,238	$1,301,378	$1,706,330

*	The decline in operating revenues in the environmental industry segment resulted from the sale of certain assets of Environmental on March 7, 2003. The operating revenues in this segment for the six months ended June 27, 2003 included $66,700 from Environmental.

Back to Index

6.	Consolidating Financial Information

A. 6.75% Senior Notes

As a result of the reorganization on May 25, 2001, Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the Senior Notes due November 15, 2005. In connection with the Senior Credit Facility, Foster Wheeler Ltd. and the following 100% owned companies issued guarantees in favor of the holders of the Senior Notes: Equipment Consultants, Inc., Foster Wheeler Holdings Ltd. (formerly known as Foreign Holdings Ltd.), Foster Wheeler Asia Limited, Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Enviresponse, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler North America Corp. (formerly known as “Foster Wheeler Power Group, Inc.”), Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Mortshal, Inc., FW Technologies Holding LLC, HFM International, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc., and Perryville III Trust. Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC and each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly owned subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Company. The following represents summarized condensed consolidating financial information as of June 25, 2004 and December 26, 2003 with respect to the financial position, and for the three and six months ended June 25, 2004 and June 27, 2003 for results of operations and for the six months ended June 25, 2004 and June 27, 2003 for cash flows of the Company and its 100% owned and majority-owned subsidiaries.

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

Back to Index

6.	Consolidating Financial Information – (Continued)

A. 6.75% Senior Notes - (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET
June 25, 2004

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets

Cash and cash equivalents	$—	$—	$51,331	$270,498	$—	$321,829
Accounts and notes receivable, net	—	268,003	111,923	732,868	(640,768)	472,026
Contracts in process and inventories	—	—	50,671	105,025	(9,361)	146,335
Investment and advances	—	—	63,434	—	(63,434)	—
Other current assets	—	—	1,729	76,054	—	77,783

Total current assets	—	268,003	279,088	1,184,445	(713,563)	1,017,973
Investments in subsidiaries and others	(856,225)	(909,265)	420,469	100,869	1,345,109	100,957
Land, buildings & equipment, net	—	—	44,451	240,086	—	284,537
Notes and accounts receivable — long-term	210,000	575,118	280,723	284,567	(1,339,529)	10,879
Intangible assets, net	—	—	100,322	20,149	—	120,471
Asbestos-related insurance recovery receivable	—	455,394	—	—	—	455,394
Other assets	—	20,738	82,529	196,482	—	299,749

TOTAL ASSETS	$(646,225)	$409,988	$1,207,582	$2,026,598	$(707,983)	$2,289,960

Liabilities & Shareholders’ (Deficit)/Equity

Accounts payable and accrued expenses	$428	$63,230	$701,046	$466,284	$(650,129)	$580,859
Estimated costs to complete long-term contracts	—	—	97,789	356,762	—	454,551
Other current liabilities	(52)	114,785	23,292	141,579	—	279,604

Total current liabilities	376	178,015	822,127	964,625	(650,129)	1,315,014
Corporate and other debt	—	200,000	44,362	24,956	—	269,318
Special-purpose project debt	—	—	—	112,760	—	112,760
Pension, postretirement and other employee
benefits	—	—	211,556	90,217	—	301,773
Asbestos-related liability	—	472,891	—	—	—	472,891
Other long-term liabilities and minority interest	—	240,217	873,344	760,230	(1,696,404)	177,387
Subordinated Robbins obligations	—	—	112,418	—	—	112,418
Convertible subordinated notes	210,000	—	—	—	—	210,000
Subordinated deferrable interest debentures	—	175,000	—	—	—	175,000

TOTAL LIABILITIES	210,376	1,266,123	2,063,807	1,952,788	(2,346,533)	3,146,561

Common stock and paid-in capital	242,613	242,613	242,613	301,726	(786,952)	242,613
Accumulated deficit	(785,517)	(785,051)	(785,141)	(21,643)	1,591,835	(785,517)
Accumulated other comprehensive loss	(313,697)	(313,697)	(313,697)	(206,273)	833,667	(313,697)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(856,601)	(856,135)	(856,225)	73,810	1,638,550	(856,601)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(646,225)	$409,988	$1,207,582	$2,026,598	$(707,983)	$2,289,960

Back to Index

6.	Consolidating Financial Information – (Continued)

	A.	6.75% Senior Notes - (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET
December 26, 2003

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$32,984	$331,111	$—	$364,095
Accounts and notes receivable, net	—	272,361	111,142	798,644	(625,733)	556,414
Contracts in process and inventories	—	—	121,527	60,876	(9,110)	173,293
Investment and advances	—	—	88,641	—	(88,641)	—
Other current assets	—	—	4,310	76,264	—	80,574

Total current assets	—	272,361	358,604	1,266,895	(723,484)	1,174,376
Investments in subsidiaries and others	(872,080)	(919,588)	407,023	98,651	1,384,645	98,651
Land, buildings & equipment, net	—	—	64,315	245,300	—	309,615
Notes and accounts receivable - long-term	210,000	575,118	281,108	458,490	(1,517,940)	6,776
Intangible assets, net	—	—	101,664	21,025	—	122,689
Asbestos-related insurance recovery receivable	—	495,400	—	—	—	495,400
Other assets	—	28,478	83,898	186,647	—	299,023

TOTAL ASSETS	$(662,080)	$451,769	$1,296,612	$2,277,008	$(856,779)	$2,506,530

Liabilities & Shareholders’ (Deficit)/Equity
Accounts payable and accrued expenses	$412	$78,278	$723,122	$519,693	$(634,843)	$686,662
Estimated costs to complete long-term contracts	—	—	162,168	390,586	—	552,754
Other current liabilities	(52)	(1,085)	17,209	118,272	—	134,344

Total current liabilities	360	77,193	902,499	1,028,551	(634,843)	1,373,760
Corporate and other debt	—	328,163	44,120	23,819	—	396,102
Special-purpose project debt	—	—	—	119,281	—	119,281
Pension, postretirement and other employee
benefits	—	—	216,281	78,852	—	295,133
Asbestos-related liability	—	526,200	—	—	—	526,200
Other long-term liabilities and minority interest	—	392,221	894,203	763,125	(1,877,644)	171,905
Subordinated Robbins obligations	—	—	111,589	—	—	111,589
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred Trust Securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,360	1,323,777	2,168,692	2,188,628	(2,512,487)	3,378,970

Common stock and paid-in capital	242,613	242,613	242,613	325,741	(810,967)	242,613
Accumulated deficit	(811,054)	(810,622)	(810,694)	(33,254)	1,654,570	(811,054)
Accumulated other comprehensive loss	(303,999)	(303,999)	(303,999)	(204,107)	812,105	(303,999)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(872,440)	(872,008)	(872,080)	88,380	1,655,708	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(662,080)	$451,769	$1,296,612	$2,277,008	$(856,779)	$2,506,530

Back to Index

6.	Consolidating Financial Information – (Continued)

	A.	6.75% Senior Notes - (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
Three Months Ended June 25, 2004

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$112,505	$554,285	$(31,771)	$635,019
Other income	3,412	14,239	15,714	33,952	(32,496)	34,821

Total revenues and other income	3,412	14,239	128,219	588,237	(64,267)	669,840

Cost of operating revenues	—	—	72,090	488,675	(31,771)	528,994
Selling, general and administrative expenses	—	—	19,054	37,404	—	56,458
Other deductions and minority interest	—	91	10,161	(593)	(512)	9,147
Interest expense *	3,420	17,821	18,858	17,533	(31,984)	25,648
Equity in net earnings of subsidiaries	29,843	33,531	23,839	—	(87,213)	—

Earnings before income taxes	29,835	29,858	31,895	45,218	(87,213)	49,593
Provision for income taxes	—	—	2,052	17,706	—	19,758

Net earnings	29,835	29,858	29,843	27,512	(87,213)	29,835

Other comprehensive loss:
Foreign currency translation adjustment	(5,694)	(5,694)	(5,694)	(609)	11,997	(5,694)
Minimum pension liability adjustment, net of $0 tax benefit	—	—	—	—	—	—

Net comprehensive income	$24,141	$24,164	$24,149	$26,903	$(75,216)	$24,141

*	Includes interest expense on subordinated deferrable interest debentures of $4,901.

Back to Index

6.	Consolidating Financial Information – (Continued)

	A.	6.75% Senior Notes - (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
Six Months Ended June 25, 2004

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$248,930	$1,107,377	$(54,929)	$1,301,378
Other income	6,825	28,334	37,460	62,300	(64,149)	70,770

Total revenues and other income	6,825	28,334	286,390	1,169,677	(119,078)	1,372,148

Cost of operating revenues	—	—	180,568	994,502	(54,929)	1,120,141
Selling, general and administrative expenses	—	—	39,011	74,631	—	113,642
Other deductions and minority interest	2	179	22,439	6,830	(904)	28,546
Interest expense *	6,839	35,529	37,069	34,888	(63,245)	51,080
Equity in net earnings of subsidiaries	25,553	32,945	22,370	—	(80,868)	—

Earnings before income taxes	25,537	25,571	29,673	58,826	(80,868)	58,739
Provision for income taxes	—	—	4,120	29,082	—	33,202

Net earnings	25,537	25,571	25,553	29,744	(80,868)	25,537

Other comprehensive loss:
Foreign currency translation adjustment	(9,698)	(9,698)	(9,698)	(2,167)	21,563	(9,698)
Minimum pension liability adjustment, net of $0 tax benefit	—	—	—	—	—	—

Net comprehensive income	$15,839	$15,873	$15,855	$27,577	$(59,305)	$15,839

*	Includes interest expense on subordinated deferrable interest debentures of $9,693.

Back to Index

6.	Consolidating Financial Information – (Continued)
	A.	6.75% Senior Notes - (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME
Three Months Ended June 27, 2003

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$251,927	$691,875	$(21,564)	$922,238
Other income	3,412	13,639	12,180	22,254	(37,917)	13,568

Total revenues and other income	3,412	13,639	264,107	714,129	(59,481)	935,806

Cost of operating revenues	—	—	249,178	631,601	(21,564)	859,215
Selling, general and administrative expenses	—	—	19,225	28,163	—	47,388
Other deductions and minority interest	(1)	(75)	20,074	10,592	(1,881)	28,709
Interest expense *	3,435	14,276	14,383	26,839	(36,036)	22,897
Equity in net (loss)/earnings of subsidiaries	(29,316)	(28,751)	11,189	—	46,878	—

(Loss)/earnings before income taxes	(29,338)	(29,313)	(27,564)	16,934	46,878	(22,403)
Provision for income taxes	—	—	1,752	5,183	—	6,935

Net (loss)/earnings	(29,338)	(29,313)	(29,316)	11,751	46,878	(29,338)

Other comprehensive (loss)/income:
Foreign currency translation adjustment	99	99	99	99	(297)	99
Minimum pension liability adjustment,
net of $0 tax benefit	(13,511)	(13,511)	(13,511)	—	27,022	(13,511)

Net comprehensive (loss)/income	$(42,750)	$(42,725)	$(42,728)	$11,850	$73,603	$(42,750)

*	Includes mandatorily redeemable preferred security distributions of subsidiary trust of $4,487.

Back to Index

6.	Consolidating Financial Information – (Continued)
	A.	6.75% Senior Notes - (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME
Six Months Ended June 27, 2003

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$515,608	$1,236,357	$(45,635)	$1,706,330
Other income	6,825	27,335	35,797	45,215	(74,828)	40,344

Total revenues and other income	6,825	27,335	551,405	1,281,572	(120,463)	1,746,674

Cost of operating revenues	—	—	506,729	1,125,250	(45,635)	1,586,344
Selling, general and administrative expenses	—	—	44,315	54,813	—	99,128
Other deductions and minority interest	5	55	37,380	16,123	(2,287)	51,276
Interest expense *	6,869	28,334	28,414	53,615	(72,541)	44,691
Equity in net (loss)/earnings of subsidiaries	(49,109)	(48,047)	20,186	—	76,970	—

(Loss)/earnings before income taxes	(49,158)	(49,101)	(45,247)	31,771	76,970	(34,765)
Provision for income taxes	—	—	3,862	10,531	—	14,393

Net (loss)/earnings	(49,158)	(49,101)	(49,109)	21,240	76,970	(49,158)

Other comprehensive loss:
Foreign currency translation adjustment	(716)	(716)	(716)	(716)	2,148	(716)
Minimum pension liability adjustment,
net of $0 tax benefit	(13,511)	(13,511)	(13,511)	—	27,022	(13,511)

Net comprehensive (loss)/income	$(63,385)	$(63,328)	$(63,336)	$20,524	$106,140	$(63,385)

*	Includes mandatorily redeemable preferred security distributions of subsidiary trust of $8,859.

Back to Index

6.	Consolidating Financial Information – (Continued)
	A.	6.75% Senior Notes - (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 25, 2004

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by
operating activities	$(15)	$(9,785)	$(19,278)	$27,978	$(14,997)	$(16,097)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(3)	(4,959)		(4,962)
Capital expenditures	—	—	561	(4,489)		(3,928)
Proceeds from sale of assets	—	—	16,704	202		16,906
(Increase)/decrease in investment
and advances	—	—	21,567	(21,567)		—
Increase in short-term investments	—	—	—	(11,650)	—	(11,650)

Net cash provided/(used) by
investing activities	—	—	38,829	(42,463)	—	(3,634)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(14,997)	14,997	—
Decrease in short-term debt	—	—	—	(121)		(121)
Proceeds from long-term debt	—	—	—	—		—
Repayment of long-term debt	—	(12,294)	—	(6,455)		(18,749)
Other	15	22,079	(1,077)	(23,680)	—	(2,663)

Net cash provided/(used) by
financing activities	15	9,785	(1,077)	(45,253)	14,997	(21,533)

Effect of exchange rate changes on
cash and cash equivalents	—	—	(127)	(875)	—	(1,002)

Increase/(decrease) in cash and
cash equivalents	—	—	18,347	(60,613)	—	(42,266)
Cash and cash equivalents,
beginning of period	—	—	32,984	331,111	—	364,095

Cash and cash equivalents,
end of period	$—	$—	$51,331	$270,498	$—	$321,829

Back to Index

6.	Consolidating Financial Information – (Continued)

	A.	6.75% Senior Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 27, 2003

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by
operating activities	$(49)	$416	$(130,096)	$59,047	$(1,399)	$(72,081)

Cash Flows from Investing Activities
Change in restricted cash	-	—	15,369	24,811	—	40,180
Capital expenditures	—	—	(868)	(6,666)	—	(7,534)
Proceeds from sale of assets	—	—	80,514	911	—	81,425
(Increase)/decrease in investment
and advances	—	—	18,934	(18,337)	—	597
Increase in short-term investments	—	—	—	(5)	—	(5)

Net cash provided by
investing activities	—	—	113,949	714	—	114,663

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(1,399)	1,399	—
Decrease in short-term debt	—	—	—	(14,505)	—	(14,505)
Proceeds from long-term debt	—	—	—	83	—	83
Repayment of long-term debt	—	(11,444)	247	(6,017)	—	(17,214)
Other	49	11,028	34,250	(48,206)	—	(2,879)

Net cash provided/(used) by
financing activities	49	(416)	34,497	(70,044)	1,399	(34,515)

Effect of exchange rate changes on
cash and cash equivalents	—	—	913	17,202	—	18,115

Increase in cash and
cash equivalents	—	—	19,263	6,919	—	26,182
Cash and cash equivalents,
beginning of period	—	—	19,771	324,534	—	344,305

Cash and cash equivalents,
end of period	$—	$—	$39,034	$331,453	$—	$370,487

Back to Index

6.	Consolidating Financial Information — (Continued)

	B.	Convertible Subordinated Notes

In May and June 2001, Foster Wheeler Ltd. issued 6.5% Convertible Subordinated Notes (“Convertible Notes”) due in 2007. The Convertible Notes are fully and unconditionally guaranteed by Foster Wheeler LLC, a 100% owned subsidiary of Foster Wheeler Ltd. Foster Wheeler LLC has assumed the obligation to fund the debt service. The following summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Foster Wheeler LLC because management does not believe that such separate financial statements and related disclosures would be material to investors. The following represents summarized condensed consolidating financial information as of June 25, 2004 and December 26, 2003 with respect to the financial position, and for the three and six months ended June 25, 2004 and June 27, 2003 for results of operations and for the six months ended June 25, 2004 and June 27, 2003 for cash flows of the Company and its 100% owned and majority-owned subsidiaries.

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

Back to Index

6.	Consolidating Financial Information – (Continued)

	B.	Convertible Subordinated Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET
June 25, 2004

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$321,829	$—	$321,829
Accounts and notes receivable, net	—	268,003	412,454	(208,431)	472,026
Contracts in process and inventories	—	—	146,335	—	146,335
Other current assets	—	—	77,783	—	77,783

Total current assets	—	268,003	958,401	(208,431)	1,017,973
Investments in subsidiaries and others	(856,225)	(909,265)	154,087	1,712,360	100,957
Land, buildings & equipment, net	—	—	284,537	—	284,537
Notes and accounts receivable - long-term	210,000	575,118	10,819	(785,058)	10,879
Intangible assets, net	—	—	120,471	—	120,471
Asbestos-related insurance recovery receivable	—	455,394	—	—	455,394
Other assets	—	20,738	279,011	—	299,749

TOTAL ASSETS	$(646,225)	$409,988	$1,807,326	$718,871	$2,289,960

Liabilities & Shareholders’ Deficit

Accounts payable and accrued expenses	$428	$63,230	$725,632	$(208,431)	$580,859
Estimated costs to complete long-term contracts	—	—	454,551	—	454,551
Other current liabilities	(52)	114,785	164,871	—	279,604

Total current liabilities	376	178,015	1,345,054	(208,431)	1,315,014
Corporate and other debt	—	200,000	69,318	—	269,318
Special-purpose project debt	—	—	112,760	—	112,760
Pension, postretirement and other employee
benefits	—	—	301,773	—	301,773
Asbestos-related liability	—	472,891	—	—	472,891
Other long-term liabilities and minority interest	—	240,217	722,228	(785,058)	177,387
Subordinated Robbins obligations	—	—	112,418	—	112,418
Convertible subordinated notes	210,000	—	—	—	210,000
Subordinated deferrable interest debentures	—	175,000	—	—	175,000

TOTAL LIABILITIES	210,376	1,266,123	2,663,551	(993,489)	3,146,561

Common stock and paid in capital	242,613	242,613	242,613	(485,226)	242,613
Accumulated deficit	(785,517)	(785,051)	(785,141)	1,570,192	(785,517)
Accumulated other comprehensive loss	(313,697)	(313,697)	(313,697)	627,394	(313,697)

TOTAL SHAREHOLDERS’ DEFICIT	(856,601)	(856,135)	(856,225)	1,712,360	(856,601)

TOTAL LIABILITIES AND SHAREHOLDERS’
DEFICIT	$(646,225)	$409,988	$1,807,326	$718,871	$2,289,960

Back to Index

6.	Consolidating Financial Information – (Continued)

	B.	Convertible Subordinated Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET
December 26, 2003

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets

Cash and cash equivalents	$—	$—	$364,095	$—	$364,095
Accounts and notes receivable, net	—	272,361	497,096	(213,043)	556,414
Contracts in process and inventories	—	—	173,293	—	173,293
Other current assets	—	—	80,574	—	80,574

Total current assets	—	272,361	1,115,058	(213,043)	1,174,376
Investments in subsidiaries and others	(872,080)	(919,588)	146,231	1,744,088	98,651
Land, buildings & equipment, net	—	—	309,615	—	309,615
Notes and accounts receivable — long-term	210,000	575,118	181,716	(960,058)	6,776
Intangible assets, net	—	—	122,689	—	122,689
Asbestos-related insurance recovery receivable	—	495,400	—	—	495,400
Other assets	—	28,478	270,545	—	299,023

TOTAL ASSETS	$(662,080)	$451,769	$2,145,854	$570,987	$2,506,530

Liabilities & Shareholders’ Deficit

Accounts payable and accrued expenses	$412	$78,278	$821,015	$(213,043)	$686,662
Estimated costs to complete long-term contracts	—	—	552,754	—	552,754
Other current liabilities	(52)	(1,085)	135,481	—	134,344

Total current liabilities	360	77,193	1,509,250	(213,043)	1,373,760
Corporate and other debt	—	328,163	67,939	—	396,102
Special-purpose project debt	—	—	119,281	—	119,281
Pension, postretirement and other employee benefits	—	—	295,133	—	295,133
Asbestos-related liability	—	526,200	—	—	526,200
Other long-term liabilities and minority interest	—	392,221	739,742	(960,058)	171,905
Subordinated Robbins obligations	—	—	111,589	—	111,589
Convertible subordinated notes	210,000	—	—	—	210,000
Preferred Trust Securities	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,360	1,323,777	3,017,934	(1,173,101)	3,378,970

Common stock and paid in capital	242,613	242,613	242,613	(485,226)	242,613
Accumulated deficit	(811,054)	(810,622)	(810,694)	1,621,316	(811,054)
Accumulated other comprehensive loss	(303,999)	(303,999)	(303,999)	607,998	(303,999)

TOTAL SHAREHOLDERS’ DEFICIT	(872,440)	(872,008)	(872,080)	1,744,088	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’
DEFICIT	$(662,080)	$451,769	$2,145,854	$570,987	$2,506,530

Back to Index

6.	Consolidating Financial Information – (Continued)

	B.	Convertible Subordinated Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
Three Months Ended June 25, 2004

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$635,019	$—	$635,019
Other income	3,412	14,239	34,826	(17,656)	34,821

Total revenues and other income	3,412	14,239	669,845	(17,656)	669,840
Cost of operating revenues	—	—	528,994	—	528,994
Selling, general and administrative expenses	—	—	56,458	—	56,458
Other deductions and minority interest	—	91	9,056	—	9,147
Interest expense*	3,420	17,821	22,063	(17,656)	25,648
Equity in net earnings/(loss) of subsidiaries	29,843	33,531	(3,673)	(59,701)	—

Earnings before income taxes	29,835	29,858	49,601	(59,701)	49,593
Provision for income taxes	—	—	19,758	—	19,758

Net earnings	29,835	29,858	29,843	(59,701)	29,835
Other comprehensive loss:
Foreign currency translation adjustments	(5,694)	(5,694)	(5,694)	11,388	(5,694)
Minimum pension liability adjustment,
net of $0 tax benefit	—	—	—	—	—

Net comprehensive income	$24,141	$24,164	$24,149	$(48,313)	$24,141

* Includes interest expense on subordinated deferrable interest debentures of $4,901.

Back to Index

6.	Consolidating Financial Information – (Continued)

	B.	Convertible Subordinated Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
Six Months Ended June 25, 2004

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,301,378	$—	$1,301,378
Other income	6,825	28,334	70,781	(35,170)	70,770

Total revenues and other income	6,825	28,334	1,372,159	(35,170)	1,372,148

Cost of operating revenues	—	—	1,120,141	—	1,120,141
Selling, general and administrative expenses	—	—	113,642	—	113,642
Other deductions and minority interest	2	179	28,365	—	28,546
Interest expense*	6,839	35,529	43,882	(35,170)	51,080
Equity in net earnings/(loss) of subsidiaries	25,553	32,945	(7,374)	(51,124)	—

Earnings before income taxes	25,537	25,571	58,755	(51,124)	58,739
Provision for income taxes	—	—	33,202	—	33,202

Net earnings	25,537	25,571	25,553	(51,124)	25,537

Other comprehensive loss:
Foreign currency translation adjustments	(9,698)	(9,698)	(9,698)	19,396	(9,698)
Minimum pension liability adjustment,
net of $0 tax benefit	—	—	—	—	—

Net comprehensive income	$15,839	$15,873	$15,855	$(31,728)	$15,839

* Includes interest expense on subordinated deferrable interest debentures of $9,693.

Back to Index

6.	Consolidating Financial Information – (Continued)

	B.	Convertible Subordinated Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended June 27, 2003

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$922,238	$—	$922,238
Other income	3,412	13,639	18,077	(21,560)	13,568

Total revenues and other income	3,412	13,639	940,315	(21,560)	935,806

Cost of operating revenues	—	—	859,215	—	859,215
Selling, general and administrative expenses	—	—	47,388	—	47,388
Other deductions and minority interest	(1)	(75)	28,785	—	28,709
Interest expense*	3,435	14,276	26,746	(21,560)	22,897
Equity in net loss of subsidiaries	(29,316)	(28,751)	(562)	58,629	—

Loss before income taxes	(29,338)	(29,313)	(22,381)	58,629	(22,403)
Provision for income taxes	—	—	6,935	—	6,935

Net loss	(29,338)	(29,313)	(29,316)	58,629	(29,338)

Other comprehensive (loss)/income:
Foreign currency translation adjustments	99	99	99	(198)	99
Minimum pension liability adjustment, net of $0 tax benefit	(13,511)	(13,511)	(13,511)	27,022	(13,511)

Net comprehensive loss	$(42,750)	$(42,725)	$(42,728)	$85,453	$(42,750)

*	Includes mandatorily redeemable preferred security distributions of subsidiary trust of $4,487.

Back to Index

6.	Consolidating Financial Information – (Continued)

	B.	Convertible Subordinated Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
Six Months Ended June 27, 2003

	Foster Wheeler	Guarantor	Non- Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,706,330	$-	$1,706,330
Other income	6,825	27,335	49,247	(43,063)	40,344

Total revenues and other income	6,825	27,335	1,755,577	(43,063)	1,746,674

Cost of operating revenues	—	—	1,586,344	—	1,586,344
Selling, general and administrative expenses	—	—	99,128	—	99,128
Other deductions and minority interest	5	55	51,216	—	51,276
Interest expense*	6,869	28,334	52,551	(43,063)	44,691
Equity in net loss of subsidiaries	(49,109)	(48,047)	(1,054)	98,210	—

Loss before income taxes	(49,158)	(49,101)	(34,716)	98,210	(34,765)
Provision for income taxes	—	—	14,393	—	14,393

Net loss	(49,158)	(49,101)	(49,109)	98,210	(49,158)

Other comprehensive loss:
Foreign currency translation adjustments	(716)	(716)	(716)	1,432	(716)
Minimum pension liability adjustment, net of $0 tax benefit	(13,511)	(13,511)	(13,511)	27,022	(13,511)

Net comprehensive loss	$(63,385)	$(63,328)	$(63,336)	$126,664	$(63,385)

*	Includes mandatorily redeemable preferred security distributions of subsidiary trust of $8,859.

Back to Index

6.	Consolidating Financial Information – (Continued)

	B.	Convertible Subordinated Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 25, 2004

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by operating activities	$(15)	$(9,785)	$8,700	$(14,997)	$(16,097)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(4,962)	—	(4,962)
Capital expenditures	—	—	(3,928)	—	(3,928)
Proceeds from sale of assets	—	—	16,906	—	16,906
Increase in short-term investments	—	—	(11,650)	—	(11,650)

Net cash used by investing activities	—	—	(3,634)	—	(3,634)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(14,997)	14,997	—
Decrease in short-term debt	—	—	(121)	—	(121)
Repayment of long-term debt	—	(12,294)	(6,455)	—	(18,749)
Other	15	22,079	(24,757)	—	(2,663)

Net cash provided/(used) by financing activities	15	9,785	(46,330)	14,997	(21,533)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,002)	—	(1,002)

Decrease in cash and cash equivalents	—	—	(42,266)	—	(42,266)
Cash and cash equivalents, beginning of period	—	—	364,095	—	364,095

Cash and cash equivalents, end of period	$—	$—	$321,829	$—	$321,829

Back to Index

6.	Consolidating Financial Information – (Continued)

	B.	Convertible Subordinated Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 27, 2003

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by operating activities	$(49)	$416	$(72,448)	$—	$(72,081)

Cash Flows from Investing Activities
Change in restricted cash	—	—	40,180	—	40,180
Capital expenditures	—	—	(7,534)	—	(7,534)
Proceeds from sale of assets	—	—	81,425	—	81,425
Decrease in investment and advances	—	—	597	—	597
Increase in short-term investments	—	—	(5)	—	(5)

Net cash provided by investing activities	—	—	114,663	—	114,663

Cash Flows from Financing Activities
Decrease in short-term debt	—	—	(14,505)	—	(14,505)
Proceeds from long-term debt	—	—	83	—	83
Repayment of long-term debt	—	(11,444)	(5,770)	—	(17,214)
Other	49	11,028	(13,956)	—	(2,879)

Net cash provided/(used) by financing activities	49	(416)	(34,148)	—	(34,515)

Effect of exchange rate changes on cash and cash equivalents	—	—	18,115	—	18,115

Increase in cash and cash equivalents	—	—	26,182	—	26,182
Cash and cash equivalents, beginning of period	—	—	344,305	—	344,305

Cash and cash equivalents, end of period	$—	$—	$370,487	$—	$370,487

Back to Index

6.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities

On January 13, 1999, FW Preferred Capital Trust I (the “Capital Trust”), a Delaware Business Trust, which is a 100% indirectly owned finance subsidiary of the Company, consummated a $175,000 public offering of 7,000 Trust Preferred Securities (the “Trust Securities”). The Trust Securities, which are fully and unconditionally guaranteed on a joint and several basis by Foster Wheeler Ltd. and Foster Wheeler LLC, accrue cumulative distributions at an annual rate of 9%. The distributions are payable quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. The maturity date of the Trust Securities is January 15, 2029; however, the Capital Trust can redeem the Trust Securities on or after January 15, 2004.

The Capital Trust invested the proceeds from the sale of the Trust Securities in an equal principal amount of 9.0% Junior Subordinated Deferrable Interest Debentures of Foster Wheeler LLC due January 15, 2029 (the “Debentures”). The Company used the net proceeds to pay indebtedness under a revolving credit agreement. The Capital Trust distributes the quarterly cash payments it may receive from Foster Wheeler LLC as interest on the Debentures to the Trust Securities security holders. Foster Wheeler LLC may defer interest on the Debentures for up to 20 consecutive quarterly periods. When this occurs, the Capital Trust also defers distribution payments on the Trust Securities. In accordance with this provision, the Capital Trust has deferred all quarterly distributions beginning with the distribution due on January 15, 2002.

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

Summarized below is the condensed financial information of the Capital Trust:

Back to Index

6.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities – (Continued)

Balance Sheet Data:	June 25, 2004	June 27, 2003

Non-current assets — subordinated deferrable interest debentures, net of valuation allowance of $117,600 and $136,150, respectively	$57,400

		$38,850

Non-current assets — accrued interest on subordinated deferrable interest debentures, net of valuation allowance of $47,714 and $28,750, respectively	—	—
Long-term liabilities — mandatorily redeemable preferred trust securities	175,000	175,000
Long-term liability — deferred accrued mandatorily redeemable preferred security distributions	47,714	28,750
Net deficit	(165,314)	(164,900)

Income Statement Data for the three months ended:	June 25, 2004	June 27, 2003

Interest income on subordinated deferrable interest debentures	$—	$—
Decrease in valuation allowance	21,000	22,050
Mandatorily redeemable preferred security distributions	4,901	4,487
Net earnings	16,099	17,563

Income Statement Data for the six months ended:	June 25, 2004	June 27, 2003

Interest income on subordinated deferrable interest debentures	$—	$—
Decrease in valuation allowance	36,400	29,400
Mandatorily redeemable preferred security distributions	9,693	8,859
Net earnings	26,707	20,541

Cash Flow Data for the six months ended:	June 25, 2004	June 27, 2003

Cash flows from operating activities	$—	$—
Cash flows from investing activities	—	—
Cash flows from financing activities	—	—

SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” states “a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.” SFAS No. 114 requires that the measurement of impairment be based on one of several methods including the loan’s observable market price. The Capital Trust has established a valuation allowance on the subordinated deferrable interest debentures and related interest income receivable from Foster Wheeler LLC based on Foster Wheeler Ltd.’s and Foster Wheeler LLC’s financial condition and the decision to exercise the right to defer payments on the debentures since January 15, 2002. The subordinated deferrable interest debentures and related interest income receivable and the mandatorily redeemable trust preferred securities are the only assets and liabilities of Capital Trust. As a result, the Capital Trust measures loan impairment based on the market price of the mandatorily redeemable trust preferred securities, which is deemed a proxy for the loan’s observable market price. The decrease in the valuation allowance for the three and six months ended June 25, 2004 resulted from an increase in the market price of the mandatorily redeemable trust preferred securities. The market price per security of the Trust Securities was $8.20 as of June 25, 2004, $5.20 as of March 26, 2004, $3.00 as of December 26, 2003, $5.55 as of June 27, 2003, $2.40 as of March 28, 2003 and $1.35 as of December 27, 2002.

Back to Index

6.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities – (Continued)

The following represents summarized condensed consolidating financial information as of June 25, 2004 with respect to the financial position, and for the three and six months ended June 25, 2004 for results of operations and for the six months ended June 25, 2004 for cash flows of the Company and its 100% owned and majority-owned subsidiaries. The following summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the guarantors because management does not believe that such separate financial statements and related disclosures would be material to investors.

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

Back to Index

6.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET
June 25, 2004

	Foster Wheeler	Foster Wheeler	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Eliminations	Consolidated

Assets

Cash and cash equivalents	$—	$—	$321,829	$—	$321,829
Accounts and notes receivable, net	—	268,003	412,454	(208,431)	472,026
Contracts in process and inventories	—	—	146,335	—	146,335
Other current assets	—	—	77,783	—	77,783

Total current assets	—	268,003	958,401	(208,431)	1,017,973
Investments in subsidiaries and others	(856,225)	(909,265)	154,087	1,712,360	100,957
Land, buildings & equipment, net	—	—	284,537	—	284,537
Notes and accounts receivable — long-term	210,000	575,118	10,819	(785,058)	10,879
Intangible assets, net	—	—	120,471	—	120,471
Asbestos-related insurance recovery receivable	—	455,394	—	—	455,394
Other assets	—	20,738	279,011	—	299,749

TOTAL ASSETS	$(646,225)	$409,988	$1,807,326	$718,871	$2,289,960

Liabilities & Shareholders’ Deficit

Accounts payable and accrued expenses	$428	$63,230	$725,632	$(208,431)	$580,859
Estimated costs to complete long-term contracts	—	—	454,551	—	454,551
Other current liabilities	(52)	114,785	164,871	—	279,604

Total current liabilities	376	178,015	1,345,054	(208,431)	1,315,014
Corporate and other debt	—	200,000	69,318	—	269,318
Special-purpose project debt	—	—	112,760	—	112,760
Pension, postretirement and other employee benefits	—	—	301,773	—	301,773
Asbestos-related liability	—	472,891	—	—	472,891
Other long-term liabilities and minority interest	—	240,217	722,228	(785,058)	177,387
Subordinated Robbins obligations	—	—	112,418	—	112,418
Convertible subordinated notes	210,000	—	—	—	210,000
Subordinated deferrable interest debentures(*)	—	175,000	—	—	175,000

TOTAL LIABILITIES	210,376	1,266,123	2,663,551	(993,489)	3,146,561

Common stock and paid in capital	242,613	242,613	242,613	(485,226)	242,613
Accumulated deficit	(785,517)	(785,051)	(785,141)	1,570,192	(785,517)
Accumulated other comprehensive loss	(313,697)	(313,697)	(313,697)	627,394	(313,697)

TOTAL SHAREHOLDERS’ DEFICIT	(856,601)	(856,135)	(856,225)	1,712,360	(856,601)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(646,225)	$409,988	$1,807,326	$718,871	$2,289,960

(*)	The subordinated deferrable interest debentures are due to the Capital Trust.

Back to Index

6.	Consolidating Financial Information – (Continued)

	C.	Preferred Trust Securities – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
Three Months Ended June 25, 2004

	Foster Wheeler	Foster Wheeler	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$635,019	$—	$635,019
Other income	3,412	14,239	34,826	(17,656)	34,821

Total revenues and other income	3,412	14,239	669,845	(17,656)	669,840

Cost of operating revenues	—	—	528,994	—	528,994
Selling, general and administrative expenses	—	—	56,458	—	56,458
Other deductions and minority interest	—	91	9,056	—	9,147
Interest expense*	3,420	17,821	22,063	(17,656)	25,648
Equity in net earnings/(loss) of subsidiaries	29,843	33,531	(3,673)	(59,701)	—

Earnings before income taxes	29,835	29,858	49,601	(59,701)	49,593
Provision for income taxes	—	—	19,758	—	19,758

Net earnings	29,835	29,858	29,843	(59,701)	29,835

Other comprehensive loss:
Foreign currency translation adjustments	(5,694)	(5,694)	(5,694)	11,388	(5,694)
Minimum pension liability adjustment, net of $0 tax benefit	—	—	—	—	—

Net comprehensive income	$24,141	$24,164	$24,149	$(48,313)	$24,141

*	Includes interest expense on subordinated deferrable interest debentures of $4,901.

Back to Index

6.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
Six Months Ended June 25, 2004

	Foster Wheeler	Foster Wheeler	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,301,378	$—	$1,301,378
Other income	6,825	28,334	70,781	(35,170)	70,770

Total revenues and other income	6,825	28,334	1,372,159	(35,170)	1,372,148
Cost of operating revenues	—	—	1,120,141	—	1,120,141
Selling, general and administrative expenses	—	—	113,642	—	113,642
Other deductions and minority interest	2	179	28,365	—	28,546
Interest expense*	6,839	35,529	43,882	(35,170)	51,080
Equity in net earnings/(loss) of subsidiaries	25,553	32,945	(7,374)	(51,124)	—

Earnings before income taxes	25,537	25,571	58,755	(51,124)	58,739
Provision for income taxes	—	—	33,202	—	33,202

Net earnings	25,537	25,571	25,553	(51,124)	25,537
Other comprehensive loss:
Foreign currency translation adjustments	(9,698)	(9,698)	(9,698)	19,396	(9,698)
Minimum pension liability adjustment,
net of $0 tax benefit	—	—	—	—	—

Net comprehensive income	$15,839	$15,873	$15,855	$(31,728)	$15,839

* Includes interest expense on subordinated deferrable interest debentures of $9,693.

Back to Index

6.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 25, 2004

		Foster Wheeler	Non-Guarantor
	Foster Wheeler Ltd.	LLC	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by
operating activities	$(15)	$(9,785)	$8,700	$(14,997)	$(16,097)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(4,962)	—	(4,962)
Capital expenditures	—	—	(3,928)	—	(3,928)
Proceeds from sale of assets	—	—	16,906	—	16,906
Increase in short-term investments	—	—	(11,650)	—	(11,650)

Net cash used by
investing activities	—	—	(3,634)	—	(3,634)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(14,997)	14,997	—
Decrease in short-term debt	—	—	(121)	—	(121)
Repayment of long-term debt	—	(12,294)	(6,455)	—	(18,749)
Other	15	22,079	(24,757)	—	(2,663)

Net cash provided/(used) by
financing activities	15	9,785	(46,330)	14,997	(21,533)

Effect of exchange rate changes on
cash and cash equivalents	—	—	(1,002)	—	(1,002)

Decrease in cash and
cash equivalents	—	—	(42,266)	—	(42,266)
Cash and cash equivalents,
beginning of period	—	—	364,095	—	364,095

Cash and cash equivalents,
end of period	$—	$—	$321,829	$—	$321,829

Back to Index

6.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities – (Continued)

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

The following represents summarized condensed consolidating financial information as of December 26, 2003 with respect to the financial position, and for the three and six months ended June 27, 2003 for results of operations and for the six months ended June 27, 2003 for cash flows of the Company and its 100% owned and majority-owned subsidiaries. The following summarized condensed consolidating financial information is presented in lieu of the 100% indirectly owned subsidiary guarantor and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors.

The Foster Wheeler Ltd. column presents the parent company’s financial information. Foster Wheeler Ltd. is also a guarantor. The FW Preferred Capital Trust column presents the financial information of the issuer. The Guarantor Subsidiary column presents the financial information of Foster Wheeler LLC, but excludes that of Foster Wheeler Ltd., which is separately presented. The guarantees of Foster Wheeler Ltd. and Foster Wheeler LLC are full and unconditional and joint and several. The non-guarantor subsidiaries include Foster Wheeler Holdings (previously known as Foreign Holdings Ltd.), the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other non-guarantor subsidiaries.

Back to Index

6.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET
December 26, 2003

		FW Preferred Capital	Guarantor	Non-Guarantor
	Foster Wheeler Ltd.	Trust (1)	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets

Cash and cash equivalents	$—	$—	$—	$364,095	$—	$364,095
Accounts and notes receivable, net	—	—	272,361	497,096	(213,043)	556,414
Contracts in process and inventories	—	—	—	173,293	—	173,293
Other current assets	—	—	—	80,574	—	80,574

Total current assets	—	—	272,361	1,115,058	(213,043)	1,174,376
Investments in subsidiaries and others	(872,080)	—	(919,588)	146,231	1,744,088	98,651
Land, buildings & equipment, net	—	—	—	309,615	—	309,615
Notes and accounts receivable — long-term	210,000	175,000	575,118	6,716	(960,058)	6,776
Intangible assets, net	—	—	—	122,689	—	122,689
Asbestos-related insurance recovery receivable	—	—	495,400	—	—	495,400
Other assets	—	—	28,478	270,545	—	299,023

TOTAL ASSETS	$(662,080)	$175,000	$451,769	$1,970,854	$570,987	$2,506,530

Liabilities & Shareholders’ Deficit

Accounts payable and accrued expenses	$412	$—	$78,278	$821,015	$(213,043)	$686,662
Estimated costs to complete long-term contracts	—	—	—	552,754	—	552,754
Other current liabilities	(52)	—	(1,085)	135,481	—	134,344

Total current liabilities	360	—	77,193	1,509,250	(213,043)	1,373,760
Corporate and other debt	—	—	328,163	67,939	—	396,102
Special-purpose project debt	—	—	—	119,281	—	119,281
Pension, postretirement and other employee
benefits	—	—	—	295,133	—	295,133
Asbestos-related liability	—	—	526,200	—	—	526,200
Other long-term liabilities and minority interest	—	—	392,221	739,742	(960,058)	171,905
Subordinated Robbins obligations	—	—	—	111,589	—	111,589
Convertible subordinated notes	210,000	—	—	—	—	210,000
Subordinated debt
TOTAL LIABILITIES	—	175,000	—	—	—	175,000

	210,360	175,000	1,323,777	2,842,934	(1,173,101)	3,378,970

Common stock and paid in capital	242,613	—	242,613	242,613	(485,226)	242,613
Accumulated deficit	(811,054)	—	(810,622)	(810,694)	1,621,316	(811,054)
Accumulated other comprehensive loss	(303,999)	—	(303,999)	(303,999)	607,998	(303,999)

TOTAL SHAREHOLDERS’ DEFICIT	(872,440)	—	(872,008)	(872,080)	1,744,088	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(662,080)	$175,000	$451,769	$1,970,854	$570,987	$2,506,530

(1)	For purposes of the condensed consolidated financial information, the FW Preferred Capital Trust has not reflected a valuation allowance on the intercompany note receivable from Foster Wheeler LLC because such allowance is not reflected in the condensed consolidating financial statements of Foster Wheeler Ltd.

Back to Index

6.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended June 27, 2003

	Foster Wheeler	FW Preferred	Guarantor	Non-Guarantor
	Ltd.	Capital Trust (1)	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$922,238	$—	$922,238
Other income	3,412	4,487	13,639	13,590	(21,560)	13,568

Total revenues and other income	3,412	4,487	13,639	935,828	(21,560)	935,806
Cost of operating revenues	—	—	—	859,215	—	859,215
Selling, general and administrative expenses	—	—	—	47,388	—	47,388
Other deductions and minority interest	(1)	—	(75)	28,785	—	28,709
Interest expense*	3,435	4,487	14,276	22,259	(21,560)	22,897
Equity in net loss of subsidiaries	(29,316)	—	(28,751)	(562)	58,629	—

Loss before income taxes	(29,338)	—	(29,313)	(22,381)	58,629	(22,403)
Provision for income taxes	—	—	—	6,935	—	6,935

Net loss	(29,338)	—	(29,313)	(29,316)	58,629	(29,338)
Other comprehensive income/(loss):
Foreign currency translation adjustments	99	—	99	99	(198)	99
Minimum pension liability adjustment,
net of $0 tax benefit	(13,511)	—	(13,511)	(13,511)	27,022	(13,511)

Net comprehensive loss	$(42,750)	$—	$(42,725)	$(42,728)	$85,453	$(42,750)

*	Includes mandatorily redeemable preferred security distributions of subsidiary trust of $4,487.
(1)	For purposes of the condensed consolidated financial information, the FW Preferred Capital Trust has not reflected a valuation allowance on the intercompany note receivable from Foster Wheeler LLC because such allowance is not reflected in the condensed consolidating financial statements of Foster Wheeler Ltd.

Back to Index

6.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
Six Months Ended June 27, 2003

	Foster Wheeler	FW Preferred	Guarantor	Non-Guarantor
	Ltd.	Capital Trust (1)	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$1,706,330	$—	$1,706,330
Other income	6,825	8,859	27,335	40,388	(43,063)	40,344

Total revenues and other income	6,825	8,859	27,335	1,746,718	(43,063)	1,746,674
Cost of operating revenues	—	—	—	1,586,344	—	1,586,344
Selling, general and administrative expenses	—	—	—	99,128	—	99,128
Other deductions and minority interest	5	—	55	51,216	—	51,276
Interest expense*	6,869	8,859	28,334	43,692	(43,063)	44,691
Equity in net loss of subsidiaries	(49,109)	—	(48,047)	(1,054)	98,210	—

Loss before income taxes	(49,158)	—	(49,101)	(34,716)	98,210	(34,765)
Provision for income taxes	—	—	—	14,393	—	14,393

Net loss	(49,158)	—	(49,101)	(49,109)	98,210	(49,158)
Other comprehensive loss:
Foreign currency translation adjustments	(716)	—	(716)	(716)	1,432	(716)
Minimum pension liability adjustment,
net of $0 tax benefit	(13,511)	—	(13,511)	(13,511)	27,022	(13,511)

Net comprehensive loss	$(63,385)	$—	$(63,328)	$(63,336)	$126,664	$(63,385)

*	Includes mandatorily redeemable preferred security distributions of subsidiary trust of $8,859.
(1)	For purposes of the condensed consolidated financial information, the FW Preferred Capital Trust has not reflected a valuation allowance on the intercompany note receivable from Foster Wheeler LLC because such allowance is not reflected in the condensed consolidating financial statements of Foster Wheeler Ltd.

Back to Index

6.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 27, 2003

		FW Preferred Capital Trust	Guarantor Subsidiary	Non-Guarantor Subsidiaries
	Foster Wheeler Ltd.				Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by
operating activities	$(49)	$—	$416	$(72,448)	$—	$(72,081)

Cash Flows from Investing Activities
Change in restricted cash	—	—	—	40,180	—	40,180
Capital expenditures	—	—	—	(7,534)	—	(7,534)
Proceeds from sale of assets	—	—	—	81,425	—	81,425
Decrease in investment and advances	—	—	—	597	—	597
Increase in short-term investments	—	—	—	(5)	—	(5)

Net cash provided by investing activities	—	—	—	114,663	—	114,663

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	—	—	—
Decrease in short-term debt	—	—	—	(14,505)	—	(14,505)
Proceeds from long-term debt	—	—	—	83	—	83
Repayment of long-term debt	—	—	(11,444)	(5,770)	—	(17,214)
Other	49	—	11,028	(13,956)	—	(2,879)

Net cash provided/(used) by
financing activities	49	—	(416)	(34,148)	—	(34,515)

Effect of exchange rate changes on
cash and cash equivalents	—	—	—	18,115	—	18,115

Increase in cash and
cash equivalents	—	—	—	26,182	—	26,182
Cash and cash equivalents,
beginning of period	—	—	—	344,305	—	344,305

Cash and cash equivalents,
end of period	$—	$—	$—	$370,487	$—	$370,487

Back to Index

6.	Consolidating Financial Information – (Continued)

	D.	Proposed Fixed Rate Senior Secured Notes due 2011

Under the terms of Foster Wheeler LLC’s proposed exchange offer, Foster Wheeler LLC plans to issue Fixed Rate Senior Secured Notes due 2011 in exchange for a portion of its 6.75% Senior Notes due 2005. The interest rate on the Fixed Rate Senior Secured Notes will equal a rate of 6.65% plus the yield on U.S. Treasury notes having a remaining maturity, as of the second business day prior to the expiration date of the exchange offer, equal to the maturity of the Fixed Rate Senior Secured Notes.

The proposed Fixed Rate Senior Secured Notes are to be fully and unconditionally guaranteed by Foster Wheeler Ltd. and the following 100% owned companies: Continental Finance Company Ltd., Energy Holdings, Inc., Equipment Consultants, Inc., Financial Services S.a.r.l., Foster Wheeler Holdings, Ltd., Foster Wheeler Asia Limited, Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, FW Energie B.V., Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Enviresponse, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Europe Limited, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler Intercontinental Corporation, Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler Middle East Corporation, Foster Wheeler North America Corp. (formerly known as Foster Wheeler Power Group, Inc.), Foster Wheeler Power Corporation, Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Hungary Licensing Limited Liability Company, FW Mortshal, Inc., HFM International, Inc., PGI Holdings, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc. and Perryville III Trust. Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC and each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the wholly owned subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. The following represents summarized condensed consolidating financial information as of June 25, 2004 and December 26, 2003 with respect to the financial position, and for the three and six months ended June 25, 2004 and June 27, 2003 for results of operations and for the six months ended June 25, 2004 and June 27, 2003 for cash flows of the Company and its 100% owned and majority-owned subsidiaries.

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

Under the terms of the proposed Fixed Rate Senior Secured Notes, the Company has the option to add other wholly owned subsidiaries as guarantors in the future to avoid increases in the interest rate. The interest rate could increase up to 1% should the Company elect not to provide the additional guarantor subsidiaries.

Back to Index

6.	Consolidating Financial Information – (Continued)

	D.	Proposed Fixed Rate Senior Secured Notes due 2011 – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET
June 25, 2004

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets

Cash and cash equivalents	$—	$—	$51,997	$269,832	$—	$321,829
Accounts and notes receivable, net	—	268,003	104,376	686,028	(586,381)	472,026
Contracts in process and inventories	—	—	50,671	105,025	(9,361)	146,335
Investment and advances	—	—	63,434	—	(63,434)	—
Other current assets	—	—	1,797	75,986	—	77,783

Total current assets	—	268,003	272,275	1,136,871	(659,176)	1,017,973
Investments in subsidiaries and others	(856,225)	(909,265)	367,055	141,114	1,358,278	100,957
Land, buildings & equipment, net	—	—	44,451	240,086	—	284,537
Notes and accounts receivable - long-term	210,000	575,118	126,301	84,567	(985,107)	10,879
Intangible assets, net	—	—	100,322	20,149	—	120,471
Asbestos-related insurance recovery receivable	—	455,394	—	—	—	455,394
Other assets	—	20,738	82,529	196,482	—	299,749

TOTAL ASSETS	$(646,225)	$409,988	$992,933	$1,819,269	$(286,005)	$2,289,960

Liabilities & Shareholders’ (Deficit)/Equity

Accounts payable and accrued expenses	$428	$63,230	$665,477	$447,466	$(595,742)	$580,859
Estimated costs to complete long-term contracts	—	—	97,789	356,762	—	454,551
Other current liabilities	(52)	114,785	17,811	147,060	—	279,604

Total current liabilities	376	178,015	781,077	951,288	(595,742)	1,315,014
Corporate and other debt	—	200,000	44,362	24,956	—	269,318
Special-purpose project debt	—	—	—	112,760	—	112,760
Pension, postretirement and other employee
benefits	—	—	211,556	90,217	—	301,773
Asbestos-related liability	—	472,891	—	—	—	472,891
Other long-term liabilities and minority interest	—	240,217	699,745	237,681	(1,000,256)	177,387
Subordinated Robbins obligations	—	—	112,418	—	—	112,418
Convertible subordinated notes	210,000	—	—	—	—	210,000
Subordinated deferred interest debentures	—	175,000	—	—	—	175,000

TOTAL LIABILITIES	210,376	1,266,123	1,849,158	1,416,902	(1,595,998)	3,146,561

Common stock and paid-in capital	242,613	242,613	242,613	438,723	(923,949)	242,613
Accumulated (deficit)/retained earnings	(785,517)	(785,051)	(785,141)	161,501	1,408,691	(785,517)
Accumulated other comprehensive loss	(313,697)	(313,697)	(313,697)	(197,857)	825,251	(313,697)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(856,601)	(856,135)	(856,225)	402,367	1,309,993	(856,601)

TOTAL LIABILITIES AND SHAREHOLDERS’
(DEFICIT)/EQUITY	$(646,225)	$409,988	$992,933	$1,819,269	$(286,005)	$2,289,960

Back to Index

6.	Consolidating Financial Information – (Continued)

	D.	Proposed Fixed Rate Senior Secured Notes due 2011 – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET
December 26, 2003

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets

Cash and cash equivalents	$—	$—	$33,161	$330,934	$—	$364,095
Accounts and notes receivable, net	—	272,361	113,559	777,142	(606,648)	556,414
Contracts in process and inventories	—	—	121,527	60,876	(9,110)	173,293
Investment and advances	—	—	88,641	—	(88,641)	—
Other current assets	—	—	4,359	76,215	—	80,574

Total current assets	—	272,361	361,247	1,245,167	(704,399)	1,174,376
Investments in subsidiaries and others	(872,080)	(919,588)	375,116	138,896	1,376,307	98,651
Land, buildings & equipment, net	—	—	64,315	245,300	—	309,615
Notes and accounts receivable — long-term	210,000	575,118	114,508	258,490	(1,151,340)	6,776
Intangible assets, net	—	—	101,664	21,025	—	122,689
Asbestos-related insurance recovery receivable	—	495,400	—	—	—	495,400
Subordinated debt	—	28,478	83,898	186,647	—	299,023

TOTAL ASSETS	$(662,080)	$451,769	$1,100,748	$2,095,525	$(479,432)	$2,506,530

Liabilities & Shareholders’ (Deficit)/Equity

Accounts payable and accrued expenses	$412	$78,278	$706,397	$517,333	$(615,758)	$686,662
Estimated costs to complete long-term contracts	—	—	162,168	390,586	—	552,754
Other current liabilities	(52)	(1,085)	14,385	121,096	—	134,344

Total current liabilities	360	77,193	882,950	1,029,015	(615,758)	1,373,760
Corporate and other debt	—	328,163	44,120	23,819	—	396,102
Special-purpose project debt	—	—	—	119,281	—	119,281
Pension, postretirement and other employee
benefits	—	—	216,281	78,852	—	295,133
Asbestos-related liability	—	526,200	—	—	—	526,200
Other long-term liabilities and minority interest	—	392,221	717,888	228,401	(1,166,605)	171,905
Subordinated Robbins obligations	—	—	111,589	—	—	111,589
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,360	1,323,777	1,972,828	1,654,368	(1,782,363)	3,378,970

Common stock and paid-in capital	242,613	242,613	242,613	465,451	(950,677)	242,613
Accumulated (deficit)/retained earnings	(811,054)	(810,622)	(810,694)	174,312	1,447,004	(811,054)
Accumulated other comprehensive loss	(303,999)	(303,999)	(303,999)	(198,606)	806,604	(303,999)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(872,440)	(872,008)	(872,080)	441,157	1,302,931	(872,440)

TOTAL LIABILITIES AND
SHAREHOLDERS’ (DEFICIT)/EQUITY	$(662,080)	$451,769	$1,100,748	$2,095,525	$(479,432)	$2,506,530

Back to Index

6.	Consolidating Financial Information – (Continued)

	D.	Proposed Fixed Rate Senior Secured Notes due 2011 – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
Three Months Ended June 25, 2004

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$112,505	$554,285	$(31,771)	$635,019
Other income	3,412	14,239	15,244	31,665	(29,739)	34,821

Total revenues and other income	3,412	14,239	127,749	585,950	(61,510)	669,840

Cost of operating revenues	—	—	72,090	488,675	(31,771)	528,994
Selling, general and administrative expenses	—	—	19,111	37,347	—	56,458
Other deductions and minority interest	—	91	10,575	5,216	(6,735)	9,147
Interest expense *	3,420	17,821	22,230	5,181	(23,004)	25,648
Equity in net earnings of subsidiaries	29,843	33,531	27,190	—	(90,564)	—

Earnings before income taxes	29,835	29,858	30,933	49,531	(90,564)	49,593
Provision for income taxes	—	—	1,090	18,668	—	19,758

Net earnings	29,835	29,858	29,843	30,863	(90,564)	29,835

Other comprehensive (loss)/income:

Foreign currency translation adjustments	(5,694)	(5,694)	(5,694)	163	11,225	(5,694)
Minimum pension liability adjustment,
net of $0 tax benefit	—	—	—	—	—	—

Net comprehensive income	$24,141	$24,164	$24,149	$31,026	$(79,339)	$24,141

*	Includes interest expense on subordinated deferrable interest debentures of $4,901.

Back to Index

6.	Consolidating Financial Information – (Continued)

	D.	Proposed Fixed Rate Senior Secured Notes due 2011 – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
Six Months Ended June 25, 2004

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$248,930	$1,107,377	$(54,929)	$1,301,378
Other income	6,825	28,334	36,878	57,393	(58,660)	70,770

Total revenues and other income	6,825	28,334	285,808	1,164,770	(113,589)	1,372,148

Cost of operating revenues	—	—	180,568	994,502	(54,929)	1,120,141
Selling, general and administrative expenses	—	—	39,085	74,557	—	113,642
Other deductions and minority interest	2	179	23,628	18,155	(13,418)	28,546
Interest expense *	6,839	35,529	43,984	9,970	(45,242)	51,080
Equity in net earnings of subsidiaries	25,553	32,945	28,659	—	(87,157)	—

Earnings before income taxes	25,537	25,571	27,202	67,586	(87,157)	58,739
Provision for income taxes	—	—	1,649	31,553	—	33,202

Net earnings	25,537	25,571	25,553	36,033	(87,157)	25,537

Other comprehensive (loss)/income:
Foreign currency translation adjustments	(9,698)	(9,698)	(9,698)	747	18,649	(9,698)
Minimum pension liability adjustment,
net of $0 tax benefit	—	—	—	—	—	—

Net comprehensive income	$15,839	$15,873	$15,855	$36,780	$(68,508)	$15,839

*	Includes interest expense on subordinated deferrable interest debentures of $9,693.

Back to Index

6.	Consolidating Financial Information – (Continued)

	D.	Proposed Fixed Rate Senior Secured Notes due 2011 – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME
Three Months Ended June 27, 2003

	Foster	Foster	Guarantor	Non-Guarantor
	Wheeler Ltd.	Wheeler LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$251,927	$691,875	$(21,564)	$922,238
Other income	3,412	13,639	15,485	15,641	(34,609)	13,568

Total revenues and other income	3,412	13,639	267,412	707,516	(56,173)	935,806

Cost of operating revenues	—	—	249,178	631,601	(21,564)	859,215
Selling, general and administrative expenses	—	—	19,275	28,113	—	47,388
Other deductions and minority interest	(1)	(75)	20,118	19,685	(11,018)	28,709
Interest expense *	3,435	14,276	18,680	10,097	(23,591)	22,897
Equity in net (loss)/earnings of subsidiaries	(29,316)	(28,751)	11,446	—	46,621	—

(Loss)/earnings before income taxes	(29,338)	(29,313)	(28,393)	18,020	46,621	(22,403)
Provision for income taxes	—	—	923	6,012	—	6,935

Net (loss)/earnings	(29,338)	(29,313)	(29,316)	12,008	46,621	(29,338)
Other comprehensive income/(loss):
Foreign currency translation adjustments	99	99	99	1,543	(1,741)	99
Minimum pension liability adjustment, net of $0 tax benefit	(13,511)	(13,511)	(13,511)	—	27,022	(13,511)

Net comprehensive (loss)/income	$(42,750)	$(42,725)	$(42,728)	$13,551	$71,902	$(42,750)

*	Includes mandatorily redeemable preferred security distributions of subsidiary trust of $4,487.

Back to Index

6.	Consolidating Financial Information – (Continued)

	D.	Proposed Fixed Rate Senior Secured Notes due 2011 – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME
Six Months Ended June 27, 2003

	Foster	Foster	Guarantor	Non-Guarantor
	Wheeler Ltd.	Wheeler LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$515,608	$1,236,357	$(45,635)	$1,706,330
Other income	6,825	27,335	38,622	31,989	(64,427)	40,344

Total revenues and other income	6,825	27,335	554,230	1,268,346	(110,062)	1,746,674

Cost of operating revenues	—	—	506,729	1,125,250	(45,635)	1,586,344
Selling, general and administrative expenses	—	—	44,380	54,748	—	99,128
Other deductions and minority interest	5	55	37,470	30,511	(16,765)	51,276
Interest expense *	6,869	28,334	37,008	20,142	(47,662)	44,691
Equity in net (loss)/earnings of subsidiaries	(49,109)	(48,047)	23,847	—	73,309	—

(Loss)/earnings before income taxes	(49,158)	(49,101)	(47,510)	37,695	73,309	(34,765)

Provision for income taxes	—	—	1,599	12,794	—	14,393

Net (loss)/earnings	(49,158)	(49,101)	(49,109)	24,901	73,309	(49,158)

Other comprehensive loss:
Foreign currency translation adjustments	(716)	(716)	(716)	(1,129)	2,561	(716)

Minimum pension Liability adjustment, net of $0 tax benefit	(13,511)	(13,511)	(13,511)	—	27,022	(13,511)

Net comprehensive (loss)/income	$(63,385)	$(63,328)	$(63,336)	$23,772	$102,892	$(63,385)

*	Includes mandatorily redeemable preferred security distributions of subsidiary trust of $8,859.

Back to Index

6.	Consolidating Financial Information – (Continued)

	D.	Proposed Fixed Rate Senior Secured Notes due 2011 – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 25, 2004

	Foster	Foster	Guarantor	Non-Guarantor
	Wheeler Ltd.	Wheeler LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by operating activities	$(15)	$(9,785)	$8,520	$30,890	$(45,707)	$(16,097)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(3)	(4,959)	—	(4,962)
Capital expenditures	—	—	561	(4,489)	—	(3,928)
Proceeds from sale of assets	—	—	16,704	202	—	16,906
(Increase)/decrease in investment and advances	—	—	21,567	(21,567)	—	—
Increase in short-term investments	—	—	—	(11,650)	—	(11,650)

Net cash provided/(used) by investing activities	—	—	38,829	(42,463)	—	(3,634)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(45,707)	45,707	—
Decrease in short-term debt	—	—	—	(121)	—	(121)
Proceeds from long-term debt	—	—	—	—	—	—
Repayment of long-term debt	—	(12,294)	—	(6,455)	—	(18,749)
Other	15	22,079	(28,282)	3,525	—	(2,663)

Net cash provided/(used) by financing activities	15	9,785	(28,282)	(48,758)	45,707	(21,533)

Effect of exchange rate changes on cash and cash equivalents	—	—	(231)	(771)	—	(1,002)

Increase/(decrease) in cash and cash equivalents	—	—	18,836	(61,102)	—	(42,266)
Cash and cash equivalents, beginning of period	—	—	33,161	330,934	—	364,095

Cash and cash equivalents, end of period	$—	$—	$51,997	$269,832	$—	$321,829

Back to Index

6.	Consolidating Financial Information – (Continued)

D. Proposed Fixed Rate Senior Secured Notes due 2011 – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 27, 2003

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by operating activities	$(49)	$416	$(108,752)	$46,932	$(10,628)	$(72,081)

Cash Flows from Investing Activities
Change in restricted cash	—	—	15,369	24,811	—	40,180
Capital expenditures	—	—	(868)	(6,666)	—	(7,534)
Proceeds from sale of assets	—	—	80,514	911	—	81,425
(Increase)/decrease in investment and advances	—	—	18,934	(18,337)	—	597
Increase in short-term investments	—	—	—	(5)	—	(5)

Net cash provided by investing activities	—	—	113,949	714	—	114,663

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(10,628)	10,628	—
Decrease in short-term debt	—	—	—	(14,505)	—	(14,505)
Proceeds from long-term debt	—	—	—	83	—	83
Repayment of long-term debt	—	(11,444)	247	(6,017)	—	(17,214)
Other	49	11,028	23,837	(37,793)	—	(2,879)

Net cash provided/(used) by financing activities	49	(416)	24,084	(68,860)	10,628	(34,515)

Effect of exchange rate changes on cash and cash equivalents	—	—	913	17,202	—	18,115

Increase/(decrease) in cash and cash equivalents	—	—	30,194	(4,012)	—	26,182
Cash and cash equivalents, beginning of period	—	—	20,962	323,343	—	344,305

Cash and cash equivalents, end of period	$—	$—	$51,156	$319,331	$—	$370,487

Back to Index

7.	Equity Interests

The Company owns non-controlling equity interests in three cogeneration projects and one waste-to-energy project, three of which are located in Italy and one in Chile. Two of the projects in Italy are each 42% owned while the third is 49% owned. The project in Chile is 85% owned by the Company. The Company does not have a controlling financial interest in the Chilean project. Following is summarized financial information for the Company’s equity affiliates.

	June 25, 2004		December 26, 2003

	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project

Balance Sheet Data:
Current assets	$96,065	$16,524	$95,977	$23,891
Other assets (primarily buildings and equipment)	379,630	180,272	409,267	185,315
Current liabilities	37,819	15,551	32,735	17,188
Other liabilities (primarily long-term debt)	332,750	117,432	385,047	121,362
Net assets	105,126	63,813	87,462	70,656

	June 25, 2004		June 27, 2003

	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project

Income Statement Data for three months ended:
Total revenues	$65,169	$10,252	$54,438	$9,583
Gross earnings	15,439	5,114	11,399	5,085
Income before income taxes	10,746	2,737	7,687	2,626
Net earnings	6,506	2,177	4,219	2,179

	June 25, 2004		June 27, 2003

	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project

Income Statement Data for six months ended:
Total revenues	$128,219	$20,175	$103,126	$19,143
Gross earnings	31,127	10,312	25,191	10,342
Income before income taxes	21,908	5,354	15,179	5,205
Net earnings	13,260	4,236	8,434	4,320

As of and for the six months ended June 25, 2004, the Company’s share of the net earnings and investment in the equity affiliates totaled $10,056 and $100,957, respectively, compared to $7,182 and $91,301 as of and for the six months ended June 27, 2003. Dividends of $9,133 and $7,911 were received during the first six months of 2004 and 2003, respectively. The Company has guaranteed certain performance obligations of these projects. The Company’s contingent obligations under the guarantees for three of the projects are approximately $1,800 in total. The contingent obligation for the fourth project is capped at approximately $9,100 over the twelve year life of the project’s financing; to date, no amounts have been paid under this guarantee. The Company has provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the Chilean Project be insufficient to cover the debt service payments. No amount has been drawn under the letter of credit.

Back to Index

8.	Guarantees and Warranties

The Company has provided indemnifications to third parties relating to businesses and/or assets the Company previously owned. Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by the Company prior to the sale.

			Carrying
		Carrying	Amount of
	Maximum	Amount of	Liability as of
	Potential	Liability as of	December 26,
	Payment	June 25, 2004	2003

Environmental indemnifications	No limit	$5,300	$5,300
Tax indemnifications	No limit	$-	$-

The Company provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures throughout the warranty period.

	Six Months Ended

	June 25, 2004	June 27, 2003

Balance beginning of the period	$131,600	$81,900
Accruals	16,800	25,100
Settlements	(21,000)	(4,100)
Adjustments to provisions	(11,000)	(7,100)

Balance end of period	$116,400	$95,800

9.	Income Taxes

The difference between the statutory and effective tax rates in 2004 and 2003 results predominately from taxable income in certain jurisdictions (primarily non-U.S.) combined with a valuation allowance offsetting other loss benefits in other jurisdictions (primarily U.S.).

If the Company completes the proposed exchange offer as discussed in Note 1, it will be subject to substantial limitations on the use of pre-exchange losses and credits to offset U.S. federal taxable income in any post-exchange year. Since a valuation allowance has already been reflected to offset these losses and credits, this limitation will not result in a significant write-off by the Company.

10.	Sale of Certain Business Assets

On March 7, 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, for sales proceeds then approximating $72,000. The Company recognized a gain of $15,300 on the sale, which was recorded in other income in the first quarter of 2003. The Company also retained approximately $8,000 of cash on hand at the time of the asset sale. The sales proceeds were subject to adjustment based on a net worth calculation to be finalized subsequent to the sale. During the third quarter 2003, the Company and the buyer agreed on a final net worth calculation that resulted in the Company returning $4,500 of the sales proceeds to the buyer over a six month time period. A total of $3,000 was returned by year-end 2003 and $1,500 was paid in February 2004. The net worth agreement had no impact on the pretax gain previously disclosed. With the payment in February, all transactions related to the sale have been concluded.

On March 31, 2003, the Company sold its interest in a corporate office building for net proceeds of approximately $7,900, which approximated the value of the Company’s investment. With the completion of this transaction, $1,445 of the net proceeds was used to prepay principal outstanding under the Senior Credit Facility in accordance with the terms of the facility as described in Note 1.

Back to Index

In the first quarter of 2004, the Company entered into an agreement to sell a domestic corporate office building for estimated net cash proceeds of $17,000, which approximated carrying value. The Company recorded an impairment loss of $15,100 on this building in the third quarter of 2003 in anticipation of a sale. The carrying value of the building was included in land, buildings, and equipment on the condensed consolidated balance sheet as of December 26, 2003. The sale closed in the second quarter 2004 and generated net cash proceeds of $16,400. Of this amount, 50% has been prepaid to the Senior Credit Facilities’ lenders in the second quarter 2004.

In the first and second quarters of 2004, the Company sold the development rights to certain power projects in Europe. The Company recorded gains on the sales of $10,500 and $8,700 in the first and second quarters of 2004, respectively, which were recorded in other income on the condensed consolidated statement of operations and comprehensive income/(loss).

11.	Pension and Other Postretirement Benefits

Components of net periodic benefit cost for the three and six months ended June 25, 2004 and June 27, 2003 are as follows:

	Pension Benefits		Other Benefits

Three Months Ended	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003

Service cost	$3,305	$5,085	$105	$190
Interest cost	15,499	11,552	1,380	2,324
Expected return on plan assets	(12,184)	(9,540)	—	—
Amortization of transition assets	18	17	(4)	(6)
Amortization of prior service cost	386	421	(1,186)	(371)
Other	5,208	7,968	658	(835)

SFAS No. 87 — net periodic pension cost	$12,232	$15,503	$953	$1,302
SFAS No. 88 — cost	—	277	—	—

Total net periodic pension cost	$12,232	$15,780	$953	$1,302

	Pension Benefits		Other Benefits

Six Months Ended	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003

Service cost	$12,858	$10,064	$211	$375
Interest cost	24,593	23,032	2,759	4,625
Expected return on plan assets	(23,898)	(19,012)	—	—
Amortization of transition assets	37	34	(7)	(6)
Amortization of prior service cost	813	839	(2,372)	(742)
Other	10,481	15,887	1,316	(1,670)

SFAS No. 87 — net periodic pension cost	$24,884	$30,844	$1,907	$2,582
SFAS No. 88 — cost	—	554	—	—

Total net periodic pension cost	$24,884	$31,398	$1,907	$2,582

The Company disclosed in its financial statements for the year ended December 26, 2003, that it expected to contribute $64,700 to its foreign and domestic pension plans in the year 2004. The Company currently projects that the expected pension contribution for 2004 for its domestic pension plans now approximates $29,200 as compared to $37,000 included in the estimate at December 26, 2003. The reduction is primarily the result of new pension funding legislation enacted in the United States. As of June 25, 2004, $17,200 of that contribution has been made.

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

This discussion and analysis should be read in conjunction with the financial statements included on this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K/A for the year ended December 26, 2003.

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

The Company operates through two main business groups – the Engineering & Construction Group (“E&C”), and the Energy Group (“Energy”). The corporate center, restructuring expenses and certain legacy liabilities (e.g. corporate debt) are included in the Corporate and Finance Group (“C&F”).

The global markets in which the Company operates are largely dependent on overall economic growth and continue to be highly competitive. Consolidated new orders and backlog have declined from recent years (see the Energy Group and Engineering & Construction Group discussions for additional financial details).

New orders booked during the second quarter of 2004 increased $60,000 or 9% when compared to the comparable quarter of 2003. New orders booked for the first six months of 2004 increased $213,600 or 19% when compared to the first six months of 2003. Unfilled orders increased by $138,700 during the second quarter but remained relatively flat when compared to the balance at year-end 2003. The improved performance in bookings was led by the E&C Group’s European businesses. Increasing the level of new bookings continues to be one of management’s top priorities for 2004.

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

Back to Index

Project cost estimates are regularly re-evaluated throughout the contract period and adjustments to those estimates can significantly impact, both positively and negatively, earnings in a given period. As a result of this reevaluation process in the second quarter of 2004, seventy individual projects had final estimated profit revisions exceeding $500. These revisions resulted from events such as earning project incentive bonuses, executing services and purchasing third party materials and equipment at costs differing from previously estimated, and the successful testing of completed facilities which in turn eliminates completion and warranty risks. The net aggregate dollar value of the accrued contract profit resulting from these estimate changes during the second quarter of 2004 amounted to $47,800. Included in this amount are profit reversals and losses on lump sum contracts, primarily in the Energy Group, of approximately $26,900. See the Energy Group and Engineering & Construction Group discussions for additional details on contract earnings.

The Company reported net earnings for the quarter ending June 25, 2004 of $29,800, and $25,500 for the first six months of 2004. The E&C Group’s net earnings for the quarter were $37,900 led primarily by operations in Europe. The Energy Group’s net earnings for the quarter were $17,000 led by operations in North America. The C&F Group reported a net loss of $25,100 for the quarter and $48,900 for the first six months of 2004. The European E&C businesses continue to be profitable and had a strong quarter in terms of new bookings. Included in the E&C quarterly earnings is a pre-tax gain of $8,700 resulting from the sale of development rights to a power project in Italy. The North American Power business generated strong earnings from several projects that were near completion. Project incentive bonuses were earned during the quarter, and execution during the quarter at two of the larger domestic projects was better than previously forecast. Additionally, one major lump sum turnkey project passed its performance test during the quarter and successfully negotiated the elimination of all warranty obligations included in the original contract terms. The strong performance of the North American Power business was partially offset by the European Power business where losses continued, primarily from problems on an ongoing lump sum turnkey power project in Europe. The strong consolidated net earnings for the quarter are not necessarily indicative of management’s view of annualized earnings and the Company does not currently expect the level of earnings in the second quarter to repeat in the remaining quarters of 2004.

As noted above, the net earnings for the second quarter 2004 included an $8,700 pre-tax gain on the sale of the development rights to a power project in Italy. The net earnings for the first six months of 2004 included a $19,200 pretax gain on the sale of development rights for power projects in Italy. While the sales of the power project development rights are recorded as one-time gains, the business in Italy has historically developed and sold such project rights, and is continuing to actively develop other project rights that are expected to be offered for sale in the future. No additional sales of a similar nature are expected in 2004.

The number of new asbestos claims received during the first two quarters of 2004 continues to be less than forecast at year-end 2003. While the reduced number of new claims has been relatively consistent throughout 2004, management does not believe sufficient data exists at this time to warrant a reduction in the projected asbestos liability. The Company continued its strategy of settling with asbestos insurance carriers by monetizing policies or arranging coverage in place agreements. Two such settlements occurred in the second quarter of 2004 generating a net pre-tax gain of $1,700. The year to date net pre-tax gain on asbestos insurance settlements totals $13,400.

Expenses, primarily from professional advisors working on the Company’s restructuring, continued to be significant during the quarter and are expected to continue until the restructuring is completed. Management expects the level of costs to decline after completion of the proposed equity for debt exchange offer, but anticipates the need to continue certain advisory services into the fourth quarter of 2004.

Cash and cash equivalents, short-term investments, and restricted cash totaled $404,700 at June 25, 2004. This reflects a decrease of $25,500 for the first six months of 2004.

Back to Index

The Company continues to carry high levels of debt in the United States, and the total U.S. operations, which include the corporate center, are cash flow negative and are expected to continue to be cash flow negative. The Company normally repatriates cash from its foreign operations and expects to continue to need to repatriate cash from its foreign operations in the future. Maintaining adequate domestic liquidity remains one of management’s priorities and its U.S. liquidity forecasts are updated on a weekly basis. These forecasts cover, among other analyses, existing cash balances; cash flows from operations; cash repatriations from non-U.S. subsidiaries; asset sales; collections of receivables and claims recoveries; working capital needs and unused credit line availability.

Commercial operations under a retained Environmental contract commenced in January 2004. The Company funded the construction of this project which processes spent nuclear waste for the U.S. Department of Energy. Capital recovery and operating revenues are generated as the plant processes the waste materials. This project successfully processed sufficient quantities of material during the first three months of 2004 to recover all the capital recovery originally forecasted to be received during the first nine months of 2004.

Management continues to forecast that sufficient cash will be available to fund the Company’s U.S. and foreign working capital needs until the maturity of the Senior Credit Facility in April 2005. In connection with the proposed exchange offer discussed below, the Company intends to seek a new multi-year revolving credit agreement and letter of credit facility. As with any forecast, there can be no assurance that the cash amounts realized and/or timing of the cash flows will match the Company’s forecast. See “Liquidity and Capital Resources” for additional details.

On June 11, 2004, the Company launched its offer to exchange equity for all of the existing $175,000 trust preferred securities, $210,000 Convertible Subordinated Notes (“Convertible Notes”) and $114,100 Subordinated Robbins Exit Funding Obligations (“Robbins Bonds”), and to exchange equity and debt for all of the existing $200,000 Senior Notes (the “Senior Notes”). The Company eventually concluded that certain of the holders would not participate in the exchange offer unless they were offered a greater portion of the voting equity of the Company. Accordingly, the Company and certain of its subsidiaries revised the terms of the exchange offer and filed post-effective amendments to the registration statement on July 8, 2004, July 9, 2004 and July 23, 2004. On July 30, 2004, the Securities and Exchange Commission (“SEC”) declared the Company’s registration statement effective. The Company is distributing revised offering materials and expects to complete the exchange offer during the third quarter of 2004. The Company entered into a lock-up agreement in connection with the exchange offer. The Company has the right to terminate the lock-up agreement if its board of directors determines that doing so is required by their fiduciary duty to the Company, provided that it pays a termination fee of the lesser of (1) 2.5% of the principal amount of securities subject to the lock-up or (2) $10,000, which fee has not been included in the Company’s liquidity forecast.

On February 5, 2004, the Company announced, in support of its restructuring activities, that a number of institutional investors committed to provide $120,000 of new financing due 2011 in a private transaction with the Company to replace amounts outstanding under the current term loan and the revolving credit facility portions of its Senior Credit Facility. This commitment is contingent upon the completion of the proposed exchange offer. The Company discontinued its previously announced plans to divest one of its European operating units.

The total amount of debt and trust preferred securities subject to the proposed exchange offer is approximately $700,000. Interest expense incurred on this debt in 2003 totaled approximately $55,000. The Company anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer; however, the Company may not complete the exchange offer on acceptable terms, or at all, which could have a material adverse impact on the Company’s operations.

The failure by the Company to achieve its cash flow forecast or to complete the components of the restructuring plan on acceptable terms would have a material adverse effect on the Company’s financial condition. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Back to Index

Results of Operations

Three and six months ended June 25, 2004 compared to the three and six months ended June 27, 2003:

	Three Months Ended		Six Months Ended

	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003

Revenues	$669,800	$935,800	$1,372,100	$1,746,700

Earnings / (loss) before tax	$49,600	$(22,400)	$58,700	$(34,800)

Net earnings / (loss)	$29,800	$(29,300)	$25,500	$(49,200)

In the three and six months ended June 25, 2004, the Company recorded net pretax (profits) of $(56,400) and $(44,300), respectively, compared to charges of $41,600 and $60,800 for the comparable periods ended June 27, 2003. These charges and (profits) are separately identified below to provide for a better comparison of results.

		Three months ended June 25, 2004				Six months ended June 25, 2004

		E&C	Energy	C&F	Total	E&C	Energy	C&F	Total

1.	(Gains) on asbestos settlements	$—	$—	$(1,700)	$(1,700)	$—	$—	$(13,400)	$(13,400)
2.	(Gains) on sale of assets	(8,700)	—	—	(8,700)	(19,200)	—	—	(19,200)
3.	Re-evaluation of project claim estimates	—	—	—	—	—	—	—	—
4.	Re-evaluation of contract cost estimates	(43,700)	(4,100)	—	(47,800)	(43,700)	20,500	—	(23,200)
5.	Restructuring and credit agreement costs	—	—	4,500	4,500	—	—	13,800	13,800
6.	Severance cost	200	—	—	200	600	—	—	600
7.	Pension curtailment/legacy	—	—	—	—	—	—	—	—
8.	Legal settlements and other provisions	—	(2,900)	—	(2,900)	—	(2,900)	—	(2,900)

	Total	$(52,200)	$(7,000)	$2,800	$(56,400)	$(62,300)	$17,600	$400	$(44,300)

		Three months ended June 27, 2003				Six months ended June 27, 2003

		E&C	Energy	C&F	Total	E&C	Energy	C&F	Total

1.	(Gains) on asbestos settlements	$—	$—	$—	$—	$—	$—	$—	$—
2.	(Gains) on sale of assets	—	—	—	—	(15,300)	—	—	(15,300)
3.	Re-evaluation of project claim estimates	(2,500)	—	—	(2,500)	(2,500)	—	—	(2,500)
4.	Re-evaluation of contract cost estimates	15,000	7,000	—	22,000	36,100	2,000	—	38,100
5.	Restructuring and credit agreement costs	—	—	10,100	10,100	—	—	20,500	20,500
6.	Severance cost	1,000	—	1,400	2,400	3,800	3,300	1,500	8,600
7.	Pension curtailment/legacy	(1,600)	—	7,700	6,100	(1,600)	—	7,700	6,100
8.	Legal settlements and other provisions	—	—	3,500	3,500	—	—	5,300	5,300

	Total	$11,900	$7,000	$22,700	$41,600	$20,500	$5,300	$35,000	$60,800

1.	In the first and second quarters of 2004, the Company entered into settlement and release agreements that resolve coverage litigation with certain asbestos insurance carriers. The Company recorded an aggregate gain on the settlements of $11,700 and $1,700 in the first and second quarters of 2004, respectively, which were recorded in other income.

2.	In the first and second quarters of 2004, the Company sold development rights to certain power projects in Europe. The Company recorded gains on the sales of $10,500 and $8,700 in the first and second quarters of 2004, respectively, which were recorded in other income. In the first quarter of 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, resulting in a net gain of $15,300, which was recorded in other income.

3.	In early July 2003, a subsidiary of the Company received $23,000 in settlement of a receivable dispute and corresponding claim from a client. A pre-tax gain of $2,500 associated with the anticipated claim recovery was recorded in the second quarter of 2003. The cash proceeds were received in the third quarter of 2003.

Back to Index

4.	During the second quarter of 2004, the European E&C businesses experienced positive changes in contract cost estimates of $43,700 due primarily to project performance. During the second quarter of 2004, the Energy Group’s North American Power businesses earned several project incentive bonuses, experienced better than estimated execution on two large domestic projects, and successfully negotiated the elimination of all warranty risk on another major project. The profits of $20,200 on the North American Power business contracts were partially offset by losses of $16,100 and $40,700 for the three and six months ended June 25, 2004, respectively in the European Power business driven primarily from problems on an ongoing lump sum turnkey power project in Europe. The E&C Group charge in the first six months of 2003 was related to reserves recorded on three contracts retained by Foster Wheeler Environmental Corporation totaling $29,100 and a reserve of $7,000 related to a Canadian fired heater contract. The Energy Group recorded an anticipated loss on a contract of $7,000 in the second quarter of 2003 that was offset by the reduction of a project reserve in the first quarter of 2003 of $5,000, which was no longer required. The revaluations of estimates recorded in 2004 and 2003 were recorded in the cost of operating revenues.

5.	Costs for restructuring activities and credit agreement costs were recorded in other deductions.

6.	Severance costs were recorded in cost of operating revenues for the E&C and Energy Groups and in selling, general and administrative expenses for the C&F Group.

7.	The 2003 amount primarily represents a curtailment charge due to the changes in the Company’s domestic defined benefit plans and increased net periodic pension charges as a result of the decrease in the discount rates used in the updated actuarial determination of such amounts. The amounts in 2003 were recorded in other deductions.

8.	The (gains) and charges represent legal settlements and accruals for legal costs and were recorded in other income and other deductions.

Consolidated Operating Revenues

	June 25, 2004	June 27, 2003	$ Change	% Change

Three Months Ended	$635,000	$922,200	$(287,200)	-31.1%
Six Months Ended	$1,301,400	$1,706,300	$(404,900)	-23.7%

The decline in consolidated operating revenues for the three and six months ending June 25, 2004 and June 27, 2003 is primarily due to the completion of certain significant projects in the Energy group’s North American and European operating units and to a lesser extent the E&C group’s operating units in North America and Europe. See the individual group discussions for additional details.

Consolidated Gross Earnings from Operations

	June 25, 2004	June 27, 2003	$ Change	% Change

Three Months Ended	$106,000	$63,000	$43,000	68.3%
Six Months Ended	$181,200	$120,000	$61,200	51.0%

Gross earnings are equal to operating revenues minus the cost of operating revenues. The increase in consolidated gross earnings from operations for the three and six months ending June 25, 2004 and June 27, 2003 resulted primarily from the re-evaluations of contract cost estimates in the E&C and Energy groups as outlined at the beginning of this Item 2 along with improved profitability on current projects.

Back to Index

Consolidated Selling, General and Administrative Expenses

	June 25, 2004	June 27, 2003	$ Change	% Change

Three Months Ended	$56,500	$47,400	$9,100	19.2%
Six Months Ended	$113,600	$99,100	$14,500	14.6%

The increase in consolidated selling, general and administrative expenses for the quarter and year-to-date is primarily due to increased sales and lump-sum proposal activity in the E&C Group’s U.K. operations and the Energy Group’s Finnish operations.

Consolidated Other Income

	June 25, 2004	June 27, 2003	$ Change	% Change

Three Months Ended	$34,800	$13,600	$21,200	155.9%
Six Months Ended	$70,800	$40,300	$30,500	75.7%

The increase in consolidated other income for the quarter and year-to-date is primarily due to the sale of development rights to certain power projects by the E&C Group’s European operations, and asbestos settlements in 2004, offset by a $15,300 gain on the sale of substantially all FW Environmental assets in March 2003.

Consolidated Other Deductions

	June 25, 2004	June 27, 2003	$ Change	% Change

Three Months Ended	$7,200	$25,700	$(18,500)	-72.0%
Six Months Ended	$25,600	$46,900	$(21,300)	-45.4%

The decrease in consolidated other deductions for the three and six months ending June 25, 2004 and June 27, 2003 is primarily due to the changes in certain of the charges detailed at the beginning of this Item 2.

Management expects restructuring costs to continue until the restructuring activities are completed, but anticipates the level of costs to decline in the fourth quarter of 2004.

Consolidated Tax Provision

	June 25, 2004	June 27, 2003	$ Change	% Change

Three Months Ended	$19,800	$6,900	$12,900	187.0%
Six Months Ended	$33,200	$14,400	$18,800	130.6%

The difference in the consolidated tax provisions results from taxable income in certain jurisdictions (primarily non-U.S.) combined with a valuation allowance offsetting other loss benefits in other jurisdictions (primarily U.S.).

Back to Index

Engineering and Construction Group

	Three Months Ended				Six Months Ended

	June 25, 2004	June 27, 2003	$ Change	% Change	June 25, 2004	June 27, 2003	$ Change	% Change

Operating revenue	$397,000	$518,000	$(121,000)	-23.4%	$798,900	$977,800	$(178,900)	-18.3%

EBITDA	$55,900	$13,900	$42,000	302.2%	$91,100	$27,100	$64,000	236.2%

Management uses several financial metrics to measure the performance of the Company’s business segments. EBITDA, as discussed and defined below, is the primary earnings measure used by the Company’s chief decision makers.

EBITDA is a supplemental, non-generally accepted accounting principle (“GAAP”) financial measure. EBITDA is defined as earnings/(loss) before taxes, interest expense, depreciation and amortization. The Company has presented EBITDA because it believes it is an important supplemental measure of operating performance. EBITDA, as adjusted for certain unusual and infrequent items specifically excluded by provisions in the Senior Credit Facility, is also used as a measure for certain covenants under the Senior Credit Facility. The Company believes that the line item on its condensed consolidated statement of operations and comprehensive income/(loss) entitled “net earnings/(loss)” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings/(loss) as an indicator of operating performance. EBITDA, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of the Company’s ability to fund its cash needs. As EBITDA excludes certain financial information compared with net earnings/(loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions which are excluded. The Company’s non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because the Company has borrowed substantial amounts of money to finance some of its operations, interest is a necessary and ongoing part of the Company’s costs and has assisted the Company in generating revenue. Therefore, any measure that excludes interest has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of the Company’s operations, any measure that excludes taxes has material limitations;

•	It does not include depreciation. Because the Company must utilize substantial property, plant and equipment in order to generate revenues in its operations, depreciation is a necessary and ongoing part of the Company’s costs. Therefore, any measure that excludes depreciation has material limitations.

A reconciliation of EBITDA, a non-GAAP financial measure, to net earnings, a GAAP measure, is shown below.

Back to Index

		Three Months Ended		Six Months Ended

		June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003

EBITDA		$55,900	$13,900	$91,100	$27,100
Less:	Interest expense	2,800	1,400	5,200	1,700
	Depreciation and amortization	2,700	2,200	4,900	5,200

Earnings before income taxes		50,400	10,300	81,000	20,200
Income taxes		12,500	2,200	22,600	5,200

Net earnings		$37,900	$8,100	$58,400	$15,000

Operating revenues declined in both the domestic and European operating units in the three and six months ended June 25, 2004. The declines are a result of several significant projects nearing completion at the end of 2003 that have not been replaced in 2004.

The quarterly EBITDA was driven by the performance of the European business units where project execution on a number of individual contracts was better than expected. Included in the quarterly and year to date EBITDA were gains of $8,700 and $19,200, respectively relating to the sales of development rights on power projects in Italy. The 2003 quarterly and year to date EBITDA include charges of $12,500 and $33,600, respectively, due primarily to environmental projects retained in the asset sale and a North American project.

Energy Group

	Three Months Ended				Six Months Ended

	June 25, 2004	June 27, 2003	$ Change	% Change	June 25, 2004	June 27, 2003	$ Change	% Change

Operating revenue	$238,400	$405,500	$(167,100)	-41.2%	$502,900	$727,600	$(224,700)	-30.9%

EBITDA	$48,300	$29,300	$19,000	64.8%	$68,700	$60,200	$8,500	14.1%

For an explanation about the limitations of using EBITDA as a financial metric, see the notation above under Engineering and Construction Group.

A reconciliation of EBITDA, a non-GAAP financial measure, to net earnings, a GAAP measure, is shown below.

		Three Months Ended		Six Months Ended

		June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003

EBITDA		$48,300	$29,300	$68,700	$60,200
Less:	Interest expense	8,300	7,200	16,500	12,400
	Depreciation and amortization	5,100	5,200	10,200	11,100

Earnings before income taxes		34,900	16,900	42,000	36,700
Income taxes		17,900	6,200	25,900	12,700

Net earnings		$17,000	$10,700	$16,100	$24,000

The decrease in operating revenue primarily reflects the North American and European unit’s execution and completion in 2003 of significant major projects that were not replaced, and the delay of the full release of a major award in the European operating unit now expected in the fourth quarter of 2004.

The increase in EBITDA reflects improved performance on several large North American Power projects, including several performance bonuses awarded during the quarter, partially offset by the write-down from a European power project. See changes in certain of the charges detailed at the beginning of this Item 2.

Back to Index

During 2002 and early 2003, the Company reviewed various methods of monetizing selected power generation and waste-to-energy facilities it owns and operates within its Energy Group. Management concluded that it would continue to operate the facilities in the normal course of business. Management has reviewed these facilities for impairment on an undiscounted cash flow basis and determined that no adjustment to the carrying amounts is required. If the Company were to monetize these assets, it is possible that the amounts realized could differ materially from the balances in the financial statements.

Financial Condition

Shareholders’ deficit for the six months ended June 25, 2004 decreased by $15,800, due primarily to net earnings for the period of $25,500, offset by changes in the foreign currency translation adjustment of $9,700.

Cash flows used by operations were $16,100 for the six months ended June 25, 2004, compared to $72,100 for the six months ended June 27, 2003. The reduction in cash used by operations is primarily due to capital recovery under an Environmental contract. The capital recovery received in the first three months of 2004 had originally been forecasted for recovery over the first three quarters of 2004.

Cash and cash equivalents, short-term investments and restricted cash totaled $404,700 at June 25, 2004, reflecting a decrease of $25,500 since December 26, 2003.

During the six months ended June 25, 2004, long-term investments in land, buildings and equipment were $3,900 as compared with $7,500 for the comparable period in 2003. Capital expenditures primarily reflect routine replacement of information technology equipment and replacement of miscellaneous equipment associated with the Energy Group’s European power operations.

Corporate and other debts, including the Senior Credit Facility, are as follows:

	June 25, 2004	December 26, 2003

Senior Credit Facility (average interest rate 7.75%)	$115,900	$128,200
6.75% Notes due November 15, 2005	200,000	200,000
Other	5,400	5,600

	321,300	333,800
Less: Current portion	115,900	100

	$205,400	$333,700

Special purpose project debt consists of the debt associated with the build, own and operate special purpose operating subsidiaries. The operating results of these companies are consolidated within the Energy Group and the debt by company is as follows:

	June 25, 2004	December 26, 2003

Martinez Cogen Limited Partnership	$18,600	$21,900
Foster Wheeler Coque Verde, L.P.	35,200	37,800
Camden County Energy Recovery Associates	77,500	77,500

	131,300	137,200
Less: Current portion	18,500	17,900

	$112,800	$119,300

Additionally, the Company held the following debt at the close of each period:

Back to Index

	June 25, 2004	December 26, 2003

Bank loans	$—	$100

Capital lease obligations, net of current portion ($1,400 and $1,300, respectively for 2004 and 2003)	$63,900	$62,400

Subordinated Robbins exit funding obligations, net of current portion ($1,700 in both 2004 and 2003)*	$112,400	$111,600

Convertible subordinated notes	$210,000	$210,000

Preferred trust securities	$—	$175,000

Subordinated deferrable interest debentures	$175,000	$—

* Includes $35,200 due in 2009 and $77,200 in 2024.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to continue to operate profitably, to generate cash flows from operations, asset sales and collections of receivables to fund its obligations, including those resulting from asbestos related liabilities, as well as the Company’s ability to maintain credit facilities and bonding capacity adequate to conduct its business. Despite reporting earnings for the six months ended June 25, 2004, the Company incurred significant operating losses in each of the years in the three-year period ended December 26, 2003 and has a shareholders’ deficit of $856,600 as of June 25, 2004. The Company has substantial debt obligations including its Senior Credit Facility and, during 2002, it was unable to comply with certain debt covenants under the previous revolving credit agreement. As described in more detail below, the Company received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the new Senior Credit Facility was amended to provide for the exclusion of up to $180,000 of gross pretax charges recorded in the third quarter of 2002 and up to an additional $63,000 in pretax charges related to specific contingencies through December 2003, if incurred, for covenant calculation purposes. In March 2003, the Senior Credit Facility was again amended to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants and the minimum EBITDA and senior debt ratio. The credit facilities were also amended in July 2003 to provide waivers of the applicable sections of the Senior Credit Facility to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. There is no assurance that the Company will be able to comply with the terms of the Senior Credit Facility, as amended, and other debt agreements during 2004.

Management’s current forecast indicates that the Company will be in compliance with the financial covenants contained in its Senior Credit Facility through the facility’s maturity in April 2005. In connection with the proposed exchange offer discussed below, the Company intends to seek a new multi-year revolving credit agreement and letter of credit facility. If the equity for debt exchange offer is not completed, the Company would be obligated, in April 2005, to repay the $115,900 of term loans and revolving credit borrowings and to replace the letters of credit of $73,100 outstanding under the Senior Credit Facility as of June 25, 2004. Therefore, the Company needs to successfully complete the equity for debt exchange offer and to finalize the new revolving credit agreement discussed above, or to repay, refinance, or replace the Senior Credit Facility at or prior to its maturity. However, there can be no assurance that the actual financial results will match the forecasts, that the Company will be able to comply with the covenants, that the equity for debt exchange offer and new revolving credit facility will be completed, or that the Company will be able to repay, refinance, or replace the Senior Credit Facility at or prior to its maturity.

One of the Company’s foreign subsidiaries is a party to two Euro-denominated performance bond facilities with financial institutions that contain covenants. The covenants include (i) a limitation on the amount of dividends to 75% of the subsidiary’s annual earnings and (ii) a requirement that the payment of dividends and certain restricted payments be subject to the subsidiary having minimum equity ratios, calculated as equity divided by total assets each as defined in the facilities. In addition, the facilities require the subsidiary to maintain a minimum equity ratio. The covenants are tested quarterly.

One of the performance bond facilities is dedicated to a specific project and, as of June 25, 2004, had performance bonds outstanding equivalent to approximately $40,000 (none of which has been drawn). The second facility is a general performance bond facility and, as of June 25, 2004, had performance bonds outstanding in favor of several clients equivalent to approximately $12,000 (none of which has been drawn).

As a result of operating losses at the foreign subsidiary during the second quarter of 2004, the equity of the Company’s subsidiary fell below the minimum equity ratios, breaching the covenants contained in the performance bond facilities. On August 6, 2004 and August 9, 2004, the Company’s foreign subsidiary obtained waivers from the financial institutions providing the performance bond facilities. The waiver for the project specific performance bond facility requires that the foreign subsidiary make no dividends or other restricted payments, including inter-company loans, debt service on existing inter-company loans, royalties, and management fees, for as long as the foreign subsidiary’s equity remains below the minimum amounts and the performance bonds are outstanding. The waiver for the general performance bond facility is effective through October 31, 2004. After October 31, 2004, the Company’s subsidiary will be required to be in compliance with the required minimum equity ratio or obtain a further waiver. The Company plans to negotiate to obtain a further waiver or amendment prior to October 31, 2004. In the event that the Company is unable to obtain a further waiver or amendment, it will pursue a replacement for this bonding facility. In addition, the subsidiary has sufficient cash on hand to collateralize the obligations supported by the performance bonds in the event it is unable to obtain a waiver or an alternative bonding facility. Therefore the Company believes this matter will not have an adverse impact on its forecasted liquidity.

The foreign subsidiary’s inability to pay dividends and restricted payments because of its failure to remain in compliance with the minimum equity ratio covenants is reflected in the Company’s liquidity forecasts.

Back to Index

The Company’s U.S. operations, which include the corporate functions, are cash flow negative and are expected to continue to incur negative cash flow due to a number of factors including costs related to the Company’s indebtedness, obligations to fund U.S. pension plans, and other expenses related to corporate functions and other corporate overhead.

Management closely monitors liquidity and updates its U.S. liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, working capital needs and unused credit line availability. The Company’s cash flow forecasts continue to indicate that sufficient cash will be available to fund the Company’s U.S. and foreign working capital needs through June 2005, provided the Company successfully completes the equity for debt exchange offer and the new revolving credit agreement. Ensuring adequate domestic liquidity remains a priority for the Company’s management, however, there can be no assurance that the cash amounts realized and/or timing of the cash flows will match the Company’s forecast.

As of June 25, 2004, the Company had aggregate indebtedness of approximately $1,017,000. A breakdown of the debt is provided in the Financial Condition Section. Details about specific debt instruments are also provided later in this section.

As of June 25, 2004, the Company had cash and cash equivalents on hand, short-term investments, and restricted cash totaling $404,700, compared to $430,200 as of December 26, 2003. Of the $404,700 total at June 25, 2004, approximately $327,200 was held by foreign subsidiaries. The Company is sometimes required to cash collateralize bonding or certain bank facilities and such amounts are included in restricted cash. The amount of restricted cash at June 25, 2004 was $57,500, of which $53,100 relates to the non-U.S. operations.

The corporate debt must be funded primarily with distributions from the Company’s foreign subsidiaries. The Company also requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs. The Company’s current 2004 forecast assumes total cash repatriation from its non-U.S. subsidiaries of approximately $76,000 from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends. In the first six months of 2004 and the full year of 2003, the Company repatriated approximately $43,000 and $100,000, respectively, from its non-U.S. subsidiaries.

There can be no assurance that the forecasted foreign cash repatriation will occur, as there are significant contractual and statutory restrictions on the Company’s ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of the Company’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law, which could result in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, the Company may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries in sufficient amounts to fund its U.S. working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit the Company’s ability to continue as a going concern.

Commercial operations under a domestic contract retained by the Company in connection with the sales of assets of the Foster Wheeler Environmental Corporation (“Environmental”), as described further in Note 10 to the condensed consolidated financial statements, commenced in January 2004. The plant processes low-level nuclear waste for the U.S. Department of Energy (“DOE”). The Company funded the plant’s construction costs and operates the facility. The majority of the Company’s invested capital was recovered during the early stages of processing the waste materials. This project successfully processed sufficient quantities of material during the first three months of 2004 to recover the capital recovery originally forecasted to be received during the first nine months of 2004. At June 25, 2004, the project generated a year to date net cash flow of approximately $49,000. The net cash flow forecasted for 2004 from this project is now approximately $50,000.

Back to Index

On February 26, 2004, the California Public Utilities Commission approved certain changes to Pacific Gas and Electric Company’s rates. As relevant to the Company’s subsidiary’s Martinez Project, the E-20T rate has been decreased by approximately 15% retroactive to January 1, 2004, having a negative effect on the subsidiary’s 2004 cash flow and earnings. This rate change has been reflected in the Company’s liquidity forecast.

There can be no assurance that cash amounts realized and/or timing of the cash flows will match the Company’s forecast.

On June 11, 2004, the Company launched its offer to exchange equity for all of the existing $175,000 trust preferred securities, $210,000 Convertible Subordinated Notes (“Convertible Notes”) and $114,100 Subordinated Robbins Exit Funding Obligations (“Robbins Bonds”), and to exchange equity and debt for all of the existing $200,000 Senior Notes (the “Senior Notes”). The Company eventually concluded that certain of the holders would not participate in the exchange offer unless they were offered a greater portion of the voting equity of the Company. Accordingly, the Company and certain of its subsidiaries revised the terms of the exchange offer and filed post-effective amendments to the registration statement on July 8, 2004, July 9, 2004 and July 23, 2004. On July 30, 2004, the Securities and Exchange Commission (“SEC”) declared the Company’s registration statement effective. The Company is distributing revised offering materials and expects to complete the exchange offer during the third quarter of 2004. The Company entered into a lock-up agreement in connection with the exchange offer. The Company has the right to terminate the lock-up agreement if its board of directors determines that doing so is required by their fiduciary duty to the Company, provided that it pays a termination fee of the lesser of (1) 2.5% of the principal amount of securities subject to the lock-up or (2) $10,000, which fee has not been included in the Company’s liquidity forecast.

On February 5, 2004, the Company announced, in support of its restructuring activities, that a number of institutional investors committed to provide $120,000 of new financing due 2011 in a private transaction with the Company to replace amounts outstanding under the term loan and the revolving credit facility portions of its Senior Credit Facility. This commitment is contingent upon the completion of the proposed exchange offer. The Company discontinued its previously announced plans to divest one of its European operating units.

The total amount of debt and trust preferred securities subject to the proposed exchange offer is approximately $700,000. Interest expense incurred on this debt in 2003 totaled approximately $55,000. The Company anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer. There can be no assurance that the Company will complete the proposed exchange offer. The failure by the Company to achieve its cash flow forecast or to complete the exchange offer on acceptable terms would have a material adverse effect on the Company’s financial condition. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In August 2002, the Company finalized a Senior Credit Facility with its lender group. This facility included a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility, which expires on April 30, 2005. The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries. The Senior Credit Facility has no scheduled repayments prior to maturity on April 30, 2005. The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retained the first $77,000 of such amounts and also retains a 50% share of the balance. With the Company’s sale of the Environmental net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, principal prepayments of $12,300 and $11,800 were made on the term loan in the first six months of 2004 and during the full year of 2003, respectively, as a result of asset sales during those periods.

Back to Index

The financial covenants in the Senior Credit Facility include a maximum senior leverage ratio and a minimum EBITDA. Compliance with these covenants is measured quarterly. The EBITDA covenant requires the actual average rolling four quarter EBITDA, as defined in the Senior Credit Facility, to meet minimum EBITDA targets. The senior leverage covenant compares actual average rolling EBITDA, as defined in the Senior Credit Facility, to actual total senior debt. The resultant multiple of debt to EBITDA must be less than maximum amounts specified in the Senior Credit Facility. Management’s current forecast indicates that the Company will be in compliance with these covenants through June 2005 provided the Company successfully completes the equity for debt exchange offer. However, there can be no assurance that the actual results will match to forecasts or that the Company will not violate the covenants.

Amendment No. 1 to the Senior Credit Facility, obtained on November 8, 2002, provides for the exclusion of up to $180,000 of gross pretax charges recorded by the Company in the third quarter of 2002 for covenant calculation purposes. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. As of December 26, 2003, $31,000 of the contingency risks was favorably resolved, and additional project reserves were established for $32,000 leaving a contingency balance of $0.

Amendment No. 2 to the Senior Credit Facility, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, the Company made a prepayment of principal in the aggregate amount of $10,000 in March 2003.

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

Amendment No. 4 to the Senior Credit Facility, entered into on October 30, 2003, modified certain definitions and representations to allow for the maintenance and administration of certain bank accounts of the Company.

Amendment No. 5 to the Senior Credit Facility, entered into on May 14, 2004, amended and waived certain affirmative and negative covenants necessary to permit the exchange offer described elsewhere in this document as well as to allow for a reduction of $25,000 in the Company’s letter of credit facility. In consideration for the amendments and waivers obtained in this amendment, the Company is obligated to pay, on November 30, 2004, a fee equal to 1.25% of the lenders’ outstanding letter of credit exposure and a further fee equal to 0.75% of the lenders’ outstanding letter of credit exposure for each additional month thereafter through the expiration date of the Senior Credit Facility of April 2005.

Holders of the Company’s Senior Notes due November 15, 2005 have a security interest in the stock and debt of certain of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the revolving portion of the Senior Credit Facility. The term loan and the obligations under the letter of credit facility (collectively approximating $120,000 as of June 25, 2004) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

Back to Index

The Company finalized a sale/leaseback arrangement for an office building at its corporate headquarters in the third quarter of 2002. Under this arrangement, the Company leases the facility to the Company, for an initial non-cancelable period of 20 years. The proceeds from the sale/leaseback were sufficient to repay the balance outstanding under a previous operating lease arrangement of $33,000 for a second corporate office building. The long-term capital lease obligation of $44,400 as of June 25, 2004 is included in capital lease obligations in the accompanying condensed consolidated balance sheet. The Company entered into a binding agreement in the first quarter 2004 to sell a second corporate office building. The sale closed in the second quarter 2004 and generated net cash proceeds of $16,400. Of this amount, 50% was used to prepay amounts outstanding under the term loan portion of the Se nior Credit Facility in the second quarter 2004.

In the third quarter of 2002, the Company also entered into a receivables financing arrangement of up to $40,000. The funding available to the Company is dependent on the amount and characteristics of the domestic receivables. The amount available to the Company fluctuates daily, but the Company estimates that approximately $10,000 will be available during 2004. This financing arrangement expires in August 2005 and is subject to covenant compliance. The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding. During the second quarter of 2004, the Company executed an agreement to lower the maximum borrowing availability under this facility to $30,000, effective May 28, 2004, thereby reducing future unused commitment fees. As of June 25, 2004 and December 26, 2003, the Company had $0 borrowings outstanding under this facility. The Company has agreed to terminate this facility upon completion of the proposed exchange offer.

On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provides for up to $45,000 of additional revolving loans available to provide working capital, which may be required by these subsidiaries as they seek to grow the business by pursuing a larger volume of lump sum EPC contracts. The facility is secured by substantially all of the assets of these subsidiaries and is subject to covenant compliance. Such covenants include a minimum EBITDA level and a loan to EBITDA ratio. As of June 25, 2004, the facility remained undrawn.

Since January 15, 2002, the Company has exercised its right to defer payments on the junior subordinated debentures underlying the 9.00% Preferred Capital Trust I securities and, as a result, to defer payments on those securities. The aggregate liquidation amount of the trust preferred securities is $175,000. The Senior Credit Facility, as amended, requires the Company to defer the payment of the dividends on the trust preferred securities and no dividends were paid during the first two quarters of 2004. As of June 25, 2004, the amount of dividends deferred plus accrued interest approximates $47,700.

The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management’s forecast indicates that the Company will be in compliance with the debt covenants through April 2005, provided the company successfully completes the equity for debt exchange offer. However, there can be no assurance that the Company will comply with the covenants. If the Company violates a covenant under the Senior Credit Facility, the sale/leaseback arrangement or the receivables financing arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a cross default under the following agreements: the Senior Notes, the Convertible Notes, the trust preferred securities, the Robbins Bonds and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well. The total amount of Foster Wheeler Ltd. debt that could be accelerated is $913,700 as of June 25, 2004.

The debt covenants and the potential payment acceleration requirements raise substantial doubts about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s operations used cash of approximately $16,100 during the first six months of 2004. The improvement in cash used in operations in the first six months of 2004 compared to the same period of 2003 was primarily due to recovery of working capital from the DOE project previously noted. During the twelve months ended December 26, 2003, the Company used cash for operations of $62,100.

Back to Index

The Company’s working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of the Company’s contracts. Working capital needs increased in prior years as a result of the Company satisfying requests from its customers for more favorable payment terms under contracts. Such requests generally include reduced advance payments and less favorable payment schedules to the Company. As previously noted, Management forecasts that there will be sufficient liquidity to meet the Company’s operating requirement through June 2005, provided the Company successfully completes the equity for debt exchange offer.

Restricted cash at June 25, 2004 consists of approximately $4,200 held primarily by special purpose entities and restricted for debt service payments, approximately $52,000 that was required to collateralize letters of credit and bank guarantees, and approximately $1,300 of client escrow funds. Domestic restricted cash totals approximately $4,400, which relates to funds held primarily by special purpose entities and restricted for debt service payments and client escrow funds. Foreign restricted cash totals approximately $53,100 and is comprised of cash collateralized letters of credit and bank guarantees and client escrow funds.

During the first and second quarters of 2004, the E&C’s Italian business unit sold the development rights to certain power projects in Italy. The Company’s share of the proceeds from the sales, prior to repaying any borrowings under the Senior Credit Facility, approximated $10,500 in the first quarter of 2004 and $8,700 in the second quarter of 2004. While the sale of the power project development rights is recorded as one-time gains in the first and second quarters of 2004, the business in Italy has historically developed and sold such project rights, and is continuing to actively develop other project rights that are expected to be offered for sale in the future. The first quarter sale was executed through a joint venture and the Company does not have immediate access to the funds. Management forecasts that the sales proceeds will be distributed to the joint venture owners in the first half of 2005.

The Company retained from the Environmental sale, as further discussed in Note 10 to the condensed consolidated financial statements, a long-term contract with a government agency that is to be completed in four phases. The first phase was for the design, permitting and licensing of a spent fuel facility. This phase was completed for a price of $66,700. The first phase of this project was profitable, but the close-out of this phase resulted in increased costs. Profit reversal of $11,900 was recorded in 2003. Approximately $7,900 and $3,300 of this charge were expended in 2003 and the first six months of 2004, respectively, and the remaining $700 of the charge will be expended throughout the balance of 2004. The Company has submitted requests for equitable adjustment related to this contract and, at June 25, 2004 and December 26, 2003, the Company’s financial statements reflect anticipated collection of $0 from these requests for equitable adjustment.

The second phase of the contract is billed on a cost plus fee basis and is expected to conclude in 2004. In this phase, the Company must respond to any questions regarding the initial design included in phase one. Phase three, which is for the construction, start-up and testing of the facility for a fixed contractual price of $114,000, subject to escalation, and is contractually scheduled to commence in late 2004. The actual commencement of this phase will be delayed as a result of the significant delay in the issuance of the NRC license for the facility. This delay will also result in additional facility costs. The Company anticipates submitting requests for equitable adjustment to compensate for such delays and additional costs upon receipt of the NRC facility license. This phase will begin with the purchase of long lead items followed by the construction activities. Construction is expected to last two years and requires that a subsidiary of the Company fund the construction cost. Foster Wheeler USA Corporation, the parent company of Environmental, provided a performance guarantee on the project. In addition, a surety bond for the full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years. The Company and the government agency have engaged in discussions about possibly restructuring or terminating subsequent phases of the contract. If the project were to proceed, the Company intends to seek third party financing to fund the majority of the construction costs, but there can be no assurance that the Company will secure such financing on acceptable terms, or at all. There also can be no assurance that the Company will be able to obtain the required surety bond. If the Company cannot obtain third party financing or the required surety bond, the Company’s participation would be uncertain. This could have a material adverse effect on the Company’s financial condition, results of operations, and cash flow. No claims have been raised by the government agency against the Company. The ultimate potential liability to the Company would arise in the event that the government agency terminates the contract (for example, due to the Company’s inability to continue with the contract) and re-bids the contract under its exact terms and the resulting cost to the government agency is greater than it would have been under the existing terms with the Company. The Company does not believe a claim is probable and is unable to estimate the possible loss that could occur as a result of any claims. Additionally, the Company believes that it has good legal defenses should the government agency decide to pursue any action.

Back to Index

During the first six months of 2004, the Company settled several domestic contract disputes and was required to pay portions of settlements finalized in 2003. Net settlement proceeds of $8,200 were collected by the Company in the first six months of 2004. During 2003, the Company collected approximately $39,000 in net proceeds from domestic contract dispute settlements. An additional $2,000 will be paid by the Company over the balance of 2004 under terms of the 2003 settlement agreements.

In July 2003, several subsidiaries of the Company and Liberty Mutual Insurance Company (“Liberty Mutual”), one of its insurers, entered into a settlement and release agreement that resolves the coverage litigation between the subsidiaries and Liberty Mutual in state courts in both New York and New Jersey. The agreement provides for a buy-back of insurance policies and the settlement of all disputes between the subsidiaries and Liberty Mutual with respect to asbestos-related claims. The agreement requires Liberty Mutual to make payments over a nineteen-year period, subject to annual caps, which payments decline over time, into a special account, established to pay the subsidiaries’ indemnity and defense costs for asbestos claims. These payments, however, may not be available to fund the subsidiaries’ required contributions to any national settlement trust that may be established by future federal legislation. In July 2003, the subsidiaries received an initial payment under the agreement of approximately $6,000, which was used to pay asbestos-related defense and indemnity costs.

In September 2003, the Company’s subsidiaries entered into a settlement and release agreement that resolved coverage litigation between them and certain London Market and North River Insurers. This agreement provided for a cash payment of $5,900, which has been received by the subsidiaries, and additional amounts which have been deposited in a trust for use by the subsidiaries for future defense and indemnity costs.

The Company recorded a non-cash charge of $68,100 in the fourth quarter 2003 to increase the valuation allowance for insurance claims receivable. The charge was due to the Company receiving a somewhat larger number of claims in 2003 than had been expected, which resulted in an increase in the projected liability related to asbestos and because of the insolvency of an insurance carrier in the fourth quarter of 2003.

In January 2004, the Company’s subsidiaries entered into a settlement and release agreement that resolved coverage litigation between them and Hartford Accident and Indemnity Company and certain of its affiliates. This agreement provided for a cash payment of $5,000, which has been received by the subsidiaries, an additional amount which has been deposited in a trust for use by the subsidiaries and a further amount to be deposited in that trust in 2005.

In March 2004, the Company’s subsidiaries and two asbestos insurance carriers entered into settlement and release agreements that resolved coverage litigation between the subsidiaries and the insurance carriers. The agreements provided for a buy-back of insurance policies and the settlement of all disputes between the subsidiaries and the insurance carriers with respect to asbestos-related claims. The agreements resulted in the insurance carriers making payments into a trust, established to pay the subsidiaries’ indemnity and defense costs for asbestos claims. As a result of these settlements, the Company reversed $11,700 of the $68,100 non-cash charge previously recorded in the fourth quarter of 2003.

Back to Index

In May 2004, the Company’s subsidiaries and two asbestos insurance carriers entered into two additional settlement and release agreements. The agreements resulted in the insurance carriers making payments to the Company to pay the subsidiaries’ indemnity and defense costs for asbestos claims. As a result of these settlements, the Company reversed an additional $1,700 of the $68,100 non-cash charge previously recorded in the fourth quarter of 2003. The Company projects that it will not be required to fund any asbestos liabilities from its cash flow before 2010.

It is customary in the industries in which the Company operates to provide letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. The Company and its subsidiaries traditionally obtained letters of credit or bank guarantees from its banks, or performance bonds from a surety on an unsecured basis. Due to the Company’s financial condition and current credit ratings, as well as changes in the bank and surety markets, the Company and its subsidiaries are now required in certain circumstances to provide security to banks and the surety to obtain new letters of credit, bank guarantees and performance bonds. Certain of the Company’s European subsidiaries are required to cash collateralize their bonding requirements. (Refer to Note 2, “Restricted Cash” and “Restricted Net Assets”). If the Company is unable to provide sufficient collateral to secure the letters of credit, bank guarantees and performance bonds, its ability to enter into new contracts could be materially limited. Providing collateral increases working capital needs and limits the ability to repatriate funds from operating subsidiaries.

On April 10, 2003 and October 28, 2003, the Board of Directors approved changes to the Company’s domestic employee benefits program, including the pension, postretirement medical, and 401(k) plans. The changes were made following an independent review of the Company’s domestic employee benefits which assessed the Company’s benefit program against that of the marketplace and its competitors. The principal changes consist of the following: the U.S. pension plan was frozen as of May 31, 2003, which means participants will not be able to increase the amount earned under the terms of the plan; the number of employees eligible for the postretirement medical plan will be reduced and the costs and benefits of the plan will be adjusted; and the 401(k) plan will be enhanced to increase the level of employer matching contribution. The net effect of these changes is expected to positively impact the financial condition of the Company through reduced costs and reduced cash outflow. The Company anticipates a savings in expenses over what would have been paid if the plans were not amended of approximately $10,000 per year. The savings commenced in 2004. The Company froze the Supplemental Employee Retirement Plan (“SERP”) and in April 2003 issued accreting letters of credit to certain employees. At June 25, 2004, letters of credit totaling $1,500 were outstanding under the SERP curtailment.

The Company maintains several defined benefit pension plans in its North American, United Kingdom, South African, and Canadian operations. Funding requirements for these plans are dependent, in part, on the performance of global equity markets and the discount rates used to calculate the present value of the liability. The poor performance of the global equity markets during recent years and low interest rates are expected to significantly increase the funding requirements for these plans in 2004 and 2005. The non-U.S. plans are funded from the local operating cash flows while funding for the U.S. plans is included within the U.S. working capital requirements previously noted. The U.S. pension plans are frozen and the United Kingdom’s plan is now closed to new entrants. The South African and Canadian plans are relatively immaterial in size. The liability interest rate used to calculate the U.S. funding requirement is established by the U.S. Government. The U.S. Congress previously passed legislation that temporarily increased the liability interest rate and thereby reduced the present value liability and corresponding funding requirements. This increased liability interest rate expired at the end of 2003. The U.S. Congress passed legislation amending the funding requirements. The funding requirement for the U.S. plans will approximate $29,200 in 2004 and $21,400 in 2005, versus $13,800 in 2003. The new legislation reduced the 2004 and 2005 funding requirements by approximately $7,800 and $12,600, respectively. The funding amounts incorporate the savings achieved through the modification of the Company’s domestic pension plans discussed above, but are subject to change as the performance of the plans’ investments and the liability interest rates fluctuate, and as the Company’s workforce demographics change. The next update will occur no later than the first quarter 2005.

Back to Index

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

The Board of Directors of the Company discontinued the common stock dividend in July 2001. The Company is currently prohibited from paying dividends under the Senior Credit Facility, as amended. Accordingly, the Company paid no dividends on common shares during the first six months of 2004 and does not expect to pay dividends on the common shares for the foreseeable future.

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

	CONSOLIDATED DATA
	Three Months Ended				Six Months Ended

	June 25,	June 27,		%	June 25,	June 27,		%
	2004	2003	$ Change	Change	2004	2003	$ Change	Change

Backlog	$2,276,900	$3,345,300	$(1,068,400)	-31.9%	$2,276,900	$3,345,300	$(1,068,400)	-31.9%
New orders	$707,100	$647,100	$60,000	9.3%	$1,337,000	$1,123,400	$213,600	19.0%

As of June 25, 2004, approximately $1,124,900 or 49% of the consolidated backlog was from lump-sum work. As of June 27, 2003, approximately $1,658,800 or 50% of the consolidated backlog was from lump-sum work. Approximately $491,900 or 44% of the 2004 lump-sum backlog is attributable to the Energy Group. This compares to $930,600 or 56% as of June 27, 2003.

The reduction in backlog is attributable to both the E&C and Energy Groups’ operations as the level of operating revenues exceeded new orders during the last twelve months.

A total of 82% of new orders for the first six months of 2004 were for projects awarded to the Company’s subsidiaries located outside of the United States compared to 71% in first six months of 2003. Approximately 46% of new orders for the first six months of 2004 are lump sum contracts compared to 33% in the first six months of 2003. Key geographic regions contributing to new orders awarded in 2004 were Europe, the United States, the Middle East and Asia. The increase in new orders was primarily due to the winning of three significant larger E&C awards in Europe, and one in the USA, but was partially offset by a decline in the Energy Group. Additional information is included in the group discussions below.

Back to Index

New order levels remain a concern as management believes the financial condition of the Company is having a negative impact with some clients. The Company established new, formalized internal reporting requirements in the second quarter of 2003 that closely monitors E&C man-hours in backlog and a new metric, Foster Wheeler scope.

Foster Wheeler scope is defined as the dollar value of backlog excluding costs incurred by Foster Wheeler as agent or as principal on a reimbursable basis (i.e., flow-through costs). Foster Wheeler scope measures the component of backlog with mark-up, and corresponds to Foster Wheeler services plus fees for reimbursable contracts, and total selling price for lump-sum contracts.

	CONSOLIDATED DATA
	Period Ended

	June 25,	June 27,		%
	2004	2003	Change	Change

E&C manhours in quarter-end backlog (in thousands)*	4,899	4,696	203	4.3%
Foster Wheeler scope in quarter-end backlog **	$1,324,000	$1,747,500	$(423,500)	-24.2%

*	Excludes retained Foster Wheeler Environmental processing facility.
**	Excludes Foster Wheeler Power Systems and Foster Wheeler Environmental processing facilities.

The decline in Foster Wheeler scope is attributable to both the Energy and E&C Groups.

Additional information is included in the group discussions below.

Engineering and Construction Group (E&C)

	Three Months Ended				Six Months Ended

	June 25,	June 27,		%	June 25,	June 27,		%
	2004	2003	Change	Change	2004	2003	Change	Change

Backlog	$1,586,900	$2,188,600	$(601,700)	-27.5%	$1,586,900	$2,188,600	$(601,700)	-27.5%
New orders	$601,900	$460,400	$141,500	30.7%	$1,075,400	$723,200	$352,200	48.7%
E&C manhours in quarter-end backlog (in thousands)*	4,899	4,696	203	4.3%	4,899	4,696	203	4.3%
Foster Wheeler scope in quarter-end backlog *	$725,100	$682,600	$42,500	6.2%	$725,100	$682,600	$42,500	6.2%

*	Excludes retained Foster Wheeler Environmental processing facility.

Overall, the level of bookings rose significantly compared to 2003. This increase is primarily attributable to the European Operations. Approximately 62% of E&C backlog at June 25, 2004 and 58% of new orders for the first six months of 2004 were from cost reimbursable plus fee contracts. This compares to 69% and 71% for the corresponding period of 2003, respectively. Approximately 90% of E&C backlog at June 25, 2004 and 93% of new orders for the first six months of 2004 are for projects located outside North America. This compares to 87% and 95% for the corresponding period of 2003, respectively.

The Company believes higher expectations for world economic growth in 2004, in particular in the U.S. and Asia, did generally boost the confidence of oil, gas and chemical companies. Although new orders increased, the Company’s backlog continues to reflect the residual effects of weak investment over the last several years in many of the market sectors served by the E&C Group. Depressed oil refining margins discouraged investment in 2003 and this has impacted the current backlog, although the Company continued to win business for environmentally mandated clean fuels projects. The refinery and petrochemical markets were most active in the Middle East.

Back to Index

The Company believes that the ongoing economic recovery in the United States has boosted prospects for growth in global trade, especially in Asia, in 2004. Growth in global trade is expected to impact the E&C industry in which the Company operates by, among other things, firming up the demand for oil and gas which management believes will help sustain higher energy prices and correspondingly drive demand for the Company’s business. Additionally, the Company believes gas to liquids plants may develop as a strong market segment. The Company anticipates investment in oil and gas production facilities will grow in the Middle East, Russia and the Caspian region. The liquid natural gas industry (“LNG”) continues to evidence intentions to develop the infrastructure to increase LNG imports to the United States. In addition, the ongoing economic recovery is also expected to increase demand for petrochemical products. The Company anticipates investment in new capacity to continue and be heavily concentrated in the Middle East and China, although the latter country’s demand for imports may encourage some investment in other parts of Asia. The Company anticipates increased petrochemical investment in 2005. As the Company previously anticipated, there appears to be a slowing of clean fuels projects at refineries in Europe and the U.S. as legislative demands are met. However, several Middle East countries have begun planning large investment programs to upgrade their refineries in order to meet the demands of clean fuels export markets. This follows a period of low refinery investment in that region. The pharmaceutical industry continues to invest but at a reduced level owing to excess production capacity following a series of mergers. In general, the Company believes the underlying growth in demand for pharmaceutical products should result in increased investment in the latter part of 2005 and 2006, and that the most significant investment will likely be spread across the U.S., Europe and Singapore. The Company presently expects that the growth in new orders resulting from these improved economic conditions will be realized in 2005 rather than in 2004.

Many of the target markets noted above require lump-sum contracts and the Company expects to increase the number of lump-sum contracts in the future and the number of countries where it is willing to execute lump-sum contracts.

On March 11, 2004, the Company’s U.K. subsidiary was awarded a contract by the Coalition Provisional Authority to undertake oil sector program management support services in Iraq. Mobilization of personnel to Iraq has been minimized until the security situation in Iraq improves.

During the second quarter of 2004, the Company’s U.K. subsidiary was also awarded two significant cost reimbursable plus fee projects in Saudi Arabia and the Company’s Italian subsidiary was awarded a major lump sum turnkey power plant project in Italy.

Energy Group

	Three Months Ended				Six Months Ended

	June 25,	June 27,		%	June 25,	June 27,		%
	2004	2003	Change	Change	2004	2003	Change	Change

Backlog	$692,800	$1,163,600	$(470,800)	-40.5%	$692,800	$1,163,600	$(470,800)	-40.5%
New orders	$105,200	$187,400	$(82,200)	-43.9%	$261,500	$397,500	$(136,000)	-34.2%
Foster Wheeler scope in quarter-end backlog *	$598,900	$1,064,900	$(466,000)	-43.8%	$598,900	$1,064,900	$(466,000)	-43.8%

*	Excludes Foster Wheeler Power Systems own and operate plants

Back to Index

The Energy Group’s backlog was $692,800 at June 25, 2004, representing a 41% decrease from June 27, 2003. Several large Heat Recovery Steam Generators and Selective Catalytic Reduction contracts were not replaced in 2003, thereby decreasing backlog in 2004. In addition, the supply and erect portions of a major contract anticipated to be released to the Finnish operation in the first half of 2004 were delayed and are now anticipated for the fourth quarter of 2004. The preliminary engineering for this project has been completed and an advance payment has been received for the supply and erect portions of the project.

The decline in new orders for the three and six months ended June 25, 2004 of $82,200 or 44% and $136,000 or 34% respectively is primarily a result of the depressed power market in North America. Approximately 70% of Energy backlog at June 25, 2004 and 58% of new orders for the first six months of 2004 were from lump-sum projects as compared to 73% and 41% in the corresponding period of 2003, respectively. Approximately 50% of Energy backlog at June 25, 2004, and 39% of new orders for the first six months of 2004, were for projects located outside North America as compared to 61% and 28% in the corresponding period of 2003, respectively. The decrease in the relative percentage of business outside North America reflects the slow power market in Europe.

Foster Wheeler scope declined $466,000 or 44%, as of June 25, 2004 as compared to June 27, 2003 and as expected is in line with the 41% decrease in backlog.

The North American power market continues to suffer from relatively slow economic growth, over capacity, and the financial difficulties of independent power producers. In 2004, maintenance and service contracts will continue to be the growth opportunities in the North American power market. Supply opportunities for new equipment associated with solid fuel boiler contracts are expected to be limited in the short term except for growth opportunities in circulating fluidized bed boilers which are expected to continue in certain European and Asian markets. Selected opportunities in environmental retrofits are expected to continue. The solid fuel power market in Europe is also depressed reflecting, in part, uncertainty about pending emission standards.

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

Inflation

The effect of inflation on the Company’s revenues and earnings is expected to be minimal. Although a majority of the Company’s revenues are realized under long-term contracts, the selling prices of such contracts, established for deliveries in the future, generally reflect estimated costs to complete in these future periods. In addition, some contracts provide for price adjustments through escalation clauses.

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

The percentage-of-completion method is the preferable method of revenue recognition as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

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

The recent financial results and the resultant intervention actions initiated by management evidence the fact that the estimates can be significantly different from the actual results. When these adjustments are identified near or at the end of a project, the full impact of the change in estimate would be recognized as a change in the margin on the contract in that period. This can result in a material impact on the Company’s results for a single reporting period. In accordance with the accounting and disclosure recommendations of SOP 81-1 and Accounting Principles Board Opinion No. 20, “Accounting Changes,” the Company reviews its contracts monthly. As a result of this process in the second quarter of 2004, seventy individual projects had final estimated profit revisions exceeding $500. These revisions resulted from events such as earning project incentive bonuses, executing services and purchasing third party materials and equipment at costs differing from previously estimated, and the successful testing of completed facilities which in turn eliminates completion and warranty risks. The aggregate dollar value of the accrued contract profit resulting from these estimate changes during the second quarter of 2004 amounted to a net of $47,800.

Back to Index

Claims Recognition

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from clients or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of the AICPA SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by management’s determination of the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded to the extent that contract costs relating to the claim have been incurred. The amounts recorded, if material, are disclosed in the notes to the financial statements. Costs attributable to claims are treated as costs of contract performance as incurred.

In 2002, the Company revised its estimates of claim revenues to reflect recent adverse recovery experience due to management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. As a result, pretax charges approximating $136,200 were recorded in 2002. As claims are settled, differences between the claim specific amounts reflected in the financial statements and the settlements are recorded as gains or losses. The Company continues to actively pursue claims remaining open and, in 2003 recoveries of $1,500 were recognized as income when collected. At December 26, 2003, the Company had no claims and no requests for equitable adjustment recorded. At June 25, 2004, the Company had claims of $2,300 and no requests for equitable adjustment recorded. Company policy requires all new claims in excess of $500 to be formally reviewed and approved by the corporate chief financial officer prior to being recorded in the financial results.

Asbestos

The Company has recorded total liabilities of $532,900, comprised of an estimated liability relating to open (outstanding) claims of approximately $318,900 and an estimated liability relating to future unasserted claims of approximately $214,000. Of the total, $60,000 is recorded in accrued expenses and $472,900 is recorded in asbestos-related liability on the condensed consolidated balance sheet. These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type; and the breakdown of known and future claims into disease type. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity payments are estimated to be incurred through the year 2018, during which period new claims are expected to decline from year to year. Recently received claims also suggest that the percentage of claims to be closed without payment of indemnity costs should increase as claims are resolved during the next few years. The Company believes that it is likely that there will be new claims filed after 2018, but in light of uncertainties inherent in long-term forecasts, the Company does not believe that it can reasonably estimate defense and/or indemnity costs which might be incurred after 2018. Nonetheless, the Company plans to update its forecasts periodically to take into consideration its future experience and other considerations such as legislation to update its estimate of future costs and expected insurance recoveries. Historically, defense costs have represented approximately 22% of total costs. Through June 25, 2004, total indemnity costs paid, prior to insurance recoveries, were approximately $404,000 and total defense costs paid were approximately $112,000.

Back to Index

The Company has recorded assets of $515,400 relating to probable insurance recoveries, of which approximately $60,000 is recorded in accounts and notes receivables, and $455,400 is recorded as long-term. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending proceedings with certain insurers, as well as recoveries under settlements with other insurers.

As of June 25, 2004, approximately $231,000 was contested by the Company’s subsidiaries’ insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the subsidiaries’ various insurers and the subsidiaries as self-insurers. The Company believes that any amounts that its subsidiaries might be allocated as self-insurers would be immaterial. Based on the nature of the litigation and the opinions received from outside counsel, the Company believes that the possibility of not recovering the full amount of the asset is remote.

In July 2003, several subsidiaries of the Company and Liberty Mutual, one of its insurers, entered into a settlement and release agreement that resolves the coverage litigation between the subsidiaries and Liberty Mutual in state courts in both New York and New Jersey. The agreement provides for a buy-back of insurance policies and the settlement of all disputes between the subsidiaries and Liberty Mutual with respect to asbestos-related claims. The agreement requires Liberty Mutual to make payments over a nineteen-year period, subject to annual caps, which payments decline over time, into a special account, established to pay the subsidiaries’ indemnity and defense costs for asbestos claims. These payments, however, may not be available to fund the subsidiaries’ required contributions to any national settlement trust that may be established by future federal legislation. In July 2003, the subsidiaries received an initial payment under the agreement of approximately $6,000, which was used to pay asbestos-related defense and indemnity costs.

In September 2003, the Company’s subsidiaries entered into a settlement and release agreement that resolved coverage litigation between them and certain London Market and North River Insurers. This agreement provided for a cash payment of $5,900, which has been received by the subsidiaries, and additional amounts which have been deposited in a trust for use by the subsidiaries for future defense and indemnity costs.

The Company recorded a non-cash charge of $68,100 in the fourth quarter 2003 to increase the valuation allowance for insurance claims receivable. The charge was due to the Company receiving a somewhat larger number of claims in 2003 than had been expected, which resulted in an increase in the projected liability related to asbestos and because of the insolvency of an insurance carrier in the fourth quarter of 2003.

In January 2004, the Company’s subsidiaries entered into a settlement and release agreement that resolved coverage litigation between them and Hartford Accident and Indemnity Company and certain of its affiliates. This agreement provided for a cash payment of $5,000, which has been received by the subsidiaries, an additional amount which has been deposited in a trust for use by the subsidiaries and a further amount to be deposited in that trust in 2005.

In March 2004, the Company’s subsidiaries and two asbestos insurance carriers entered into settlement and release agreements that resolved coverage litigation between the subsidiaries and the insurance carriers. The agreements provided for a buy-back of insurance policies and the settlement of all disputes between the subsidiaries and the insurance carriers with respect to asbestos-related claims. The agreements resulted in the insurance carriers making payments into a trust, established to pay the subsidiaries’ indemnity and defense costs for asbestos claims. As a result of these settlements, the Company reversed $11,700 of the $68,100 non-cash charge recorded in the fourth quarter of 2003.

In May 2004, the Company’s subsidiaries and two asbestos insurance carriers entered into two additional settlement and release agreements. The agreements resulted in the insurance carriers making payments to the Company to pay the subsidiaries’ indemnity and defense costs for asbestos claims. As a result of these settlements, the Company reversed an additional $1,700 of the $68,100 non-cash charge previously recorded in the fourth quarter of 2003. The Company projects that it will not be required to fund any asbestos liabilities from its cash flow before 2010.

Back to Index

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

Pension

The calculations of pension liability, annual service cost, and cash contributions required rely heavily on estimates about future events often extending decades into the future. Management is responsible for establishing the estimates used and major estimates include:

•	The expected percentage of annual salary increases

•	The annual inflation percentage

•	The discount rate used to present value the future obligations

•	The expected long-term rate of return on plan assets

•	The selection of the actuarial mortality tables

•	The plan’s demographics

Management utilizes its business judgment in establishing these estimates. The estimates can vary significantly from the actual results and management cannot provide any assurance that the estimates used to calculate the pension liabilities included herein will approximate actual results. The volatility between the assumptions and actual results can be significant. For example, the rate of return performance by the global equity markets during 2000-2002 was significantly worse than expected, while the rate of return on the equity markets in 2003 was better than expected. The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. The long-term rate of return is reviewed annually by the Company for its funded plans and adjusted, if required. The weighted-average expected long-term rate of return on plan assets has declined from 9.3% to 7.9% over the past three years. Returns on the Company’s pension plan assets in the United States from 2000 through 2002 were less than the estimates by approximately $100,000. A reduction in the U.S. interest rate serving as the basis for the discount rate assumptions during the same three years accounted for an approximate $40,000 increase in the Company’s calculated liability.

Back to Index

Pension liability calculations are normally updated annually at each year-end, but may be updated in interim periods if any major plan amendments or curtailments occur. The Company’s liability calculation is reflected in the financial statements herein.

Long-Lived Asset Accounting

The Company accounts for its long-lived assets as assets to be held and used. Management periodically reviews subsidiaries for impairment as required under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” using an undiscounted cash flow analysis. These reviews require estimating the costs to operate and maintain the facilities over an extended period that could approximate 25 years or more. Estimates are made regarding the costs to maintain and replace equipment throughout the facilities, period operating costs, the production quantities and revenues, and the ability by clients to financially meet their obligations. If a formal decision is made by management to sell an asset, a discounted cash flow methodology is utilized for such assessment.

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

If the Company completes the proposed exchange offer as discussed in Note 1, it will be subject to substantial limitations on the use of pre-exchange losses and credits to offset U.S. federal taxable income in any post-exchange year. Since a valuation allowance has already been reflected to offset these losses and credits, this limitation will not result in a significant write-off by the Company.

Back to Index

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

Code of Ethics

The Company maintains a code of ethics for all employees, including executive management. No exceptions or waivers were made to the code of ethics during the first half of 2004.

Accounting Developments

In January 2003, the FASB issued FASB Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation requires consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:

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

The Company adopted the provisions of this interpretation in the first quarter of 2004. The adoption did not result in the consolidation of any previously unconsolidated variable interest entities. However, the adoption did result in the de-consolidation of a subsidiary trust, which issued mandatorily redeemable preferred securities. This had no impact on the Company’s consolidated debt as the intercompany debt to the subsidiary became third party debt upon de-consolidation.

In December 2003, the FASB issued SFAS No. 132R “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132R requires the following disclosures: (1) the dates on which plan assets and obligations are measured, (2) segregation of the market values of plan assets into broad asset categories, (3) a narrative description of the investment policy of plan assets, (4) a narrative description for the basis for the development of the expected long-term rate of return of plan assets, (5) expected cash contributions to be made to the plans over the next fiscal year and (6) expected benefit payments for each of the next ten fiscal years. These changes are effective for fiscal years ending after December 15, 2003, with the exception of (1) expected benefit payments and (2) foreign plans which are delayed until fiscal years ending after June 15, 2004. SFAS No. 132R requires disclosure of two items in quarterly interim reports. These quarterly requirements are the disclosure of net benefit cost and contributions made during the fiscal year. The Company adopted the disclosure requirements of this standard, including the foreign plans.

Back to Index

On January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-1 permitted employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”). Without FSP No. 106-1, plan sponsors would have been required under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date President Bush signed the Act into law. On May 19, 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 supercedes FSP No. 106-1. In accordance with FSP No. 106-2, the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost in the condensed consolidated financial statements or accompanying notes do not reflect any amounts associated with the subsidy because the Company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. The provisions of FSP No. 106-2 are effective for the Company’s first interim period ending September 24, 2004. The Company is currently assessing the impact of the Act and whether its postretirement plan should be amended in consideration of the new legislation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FW PREFERRED CAPITAL TRUST I
 (in thousands of dollars)

FW Preferred Capital Trust I (“the Capital Trust”) is a 100% indirectly owned finance subsidiary of the Company which issued the $175,000 Trust Preferred Securities (the “Trust Securities”). The Capital Trust invested the proceeds from the Trust Securities in an equal principal amount of 9.0% junior subordinated deferrable interest debentures (the “Debentures”) of Foster Wheeler LLC. Prior to December 27, 2003 the Capital Trust was consolidated in the financial statements of the Company and the Trust Securities were presented as mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures in the condensed consolidated balance sheet. The accumulated undistributed quarterly distributions were presented on the condensed consolidated balance sheet as deferred accrued mandatorily redeemable preferred security distributions of subsidiary trust. The distributions expense on the Trust Securities was presented as mandatorily redeemable preferred security distributions of subsidiary trust on the condensed consolidated statement of operations and comprehensive loss.

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

Back to Index

Overview – The Capital Trust

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

Results of Operations – The Capital Trust

Three months and six months ended June 25, 2004 compared to the three and six months ended June 27, 2003

	Three Months Ended				Six Months Ended

	June 25,	June 27,		%	June 25,	June 27,		%
	2004	2003	Change	Change	2004	2003	Change	Change

Change in valuation
allowance	$21,000	$22,050	$(1,050)	-4.8%	$36,400	$29,400	$7,000	23.8%
Preferred security
distributions expense	$4,901	$4,487	$414	9.2%	$9,693	$8,859	$834	9.4%

The valuation allowance on the investment in subordinated deferrable interest debentures and related interest income receivable was established based on the financial condition of Foster Wheeler LLC and Foster Wheeler Ltd. and Foster Wheeler LLC’s decision to exercise its right to defer payments on the subordinated deferrable interest debentures since January 15, 2002. The change in the valuation allowance for the three and six months ended June 25, 2004 and 2003, resulted from an increase in the market price of the Trust Securities, which is deemed a proxy for the fair value of the subordinated deferrable interest debentures. The market price per security of the Trust Securities was $8.20 as of June 25, 2004, $5.20 as of March 26, 2004, $3.00 as of December 26, 2003, $5.55 as of June 27, 2003, $2.40 as of March 28, 2003 and $1.35 as of December 27, 2002.

The preferred security distributions expense represents the accrual for cash distributions due on the Trust Securities. Distributions accrue at an annual rate of 9% on the $175,000 liquidation amount of the Trust Securities, compounded quarterly. Additionally, deferred distributions accrue interest at an annual rate of 9%, compounded quarterly, as well. Accordingly, the increase in preferred security distributions expense for the three and six months ended June 25, 2004, resulted from the accrual on the undistributed preferred security distributions. As noted previously, the Capital Trust has deferred the distributions on the Trust Securities in conjunction with Foster Wheeler LLC’s decision to defer interest payments on the Debentures since January 15, 2002.

Financial Condition – The Capital Trust

The investment in subordinated deferrable interest debentures of Foster Wheeler LLC increased by $21,000 and $36,400 for the three and six months ended June 25, 2004, respectively, as a result of a decrease in the valuation allowance. The change in the required valuation allowance resulted from an increase in the market price of the Trust Securities, which is deemed a proxy for the fair value of the subordinated deferrable interest debentures.

Back to Index

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

The preferred securities holders’ deficit for the six months ended June 25, 2004 decreased by $26,700, due solely to the net earnings for the period.

Liquidity and Capital Resources – The Capital Trust

The Capital Trust’s ability to continue as a going concern is dependent on Foster Wheeler Ltd.’s and Foster Wheeler LLC’s ability to continue as a going concern as the Capital Trust’s only asset is the Debentures. Foster Wheeler LLC, an indirect wholly owned subsidiary of the Company, is essentially a holding company which owns the stock of various subsidiary companies, and is included in the condensed consolidated financial statements of the Company. As previously discussed, Foster Wheeler Ltd. may not be able to continue as a going concern. Refer to the previous discussion of Foster Wheeler Ltd.’s liquidity and capital resources.

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

Interest Rate Risk - The Company is exposed to changes in interest rates primarily as a result of its borrowings under its Revolving Credit Agreement and its variable rate project debt. If market rates average 1% more in 2004 than in 2003, the Company’s interest expense for the next twelve months would increase, and income before tax would decrease by approximately $1,300. This amount has been determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate balances as of June 25, 2004. In the event of a significant change in interest rates, management would likely take action to further mitigate its exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

Foreign Currency Risk - The Company has significant overseas operations. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. This results in a mitigation of the potential impact of earnings fluctuations as a result of changes in foreign exchange rates. In addition, in order to further mitigate risks associated with foreign currency fluctuations, the affiliates of the Company enter into foreign currency exchange contracts to hedge the exposed contract value back to their functional currency. As of June 25, 2004, the Company had approximately $43,500 of foreign exchange contracts outstanding. These contracts mature in 2004. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currency or other currencies for which they have payment obligations to third parties. The Company does not enter into foreign currency contracts for speculative purposes.

Back to Index

Inflation

The effect of inflation on the Company’s revenues and earnings is expected to be minimal. Although a majority of the Company’s revenues are made under long-term contracts, the selling prices of such contracts, established for deliveries in the future, generally reflect estimated costs to complete in these future periods. In addition, some contracts provide for price adjustments through escalation clauses.

ITEM 4. CONTROLS AND PROCEDURES
                (in thousands of dollars)

Included as Exhibits 31.1 and 31.2 are the Certifications that are required under Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Report contains information concerning the controls evaluation referred to in the Section 302 Certifications and the information contained herein should be read in conjunction with the Certifications.

Internal controls are designed with the objective of ensuring that assets are safeguarded, transactions are authorized, and financial reports are prepared on a timely basis in accordance with accounting principles generally accepted in the United States. The disclosure controls and procedures are designed to comply with the regulations established by the SEC.

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

Internal controls over financial reporting and disclosure controls and procedures, no matter how designed, have limitations. It is the Company’s intent that the internal controls be conceived to provide reasonable assurance that the objectives of the controls are met. Management plans to continue its review of internal controls and disclosure procedures on an ongoing basis.

The Company initiated a detailed review of internal controls over financial reporting in the third and fourth quarters of 2002. The review included evaluation of the Company’s contracting policies and procedures relating to bidding and estimating practices. Among other things, these reviews included evaluation of the Company’s reserving practices for bad debts and uncollectible accounts receivables, warranty costs, change orders and claims. Management, with approval of the Audit Committee of the Board of Directors, enhanced its policies and established more formalized and higher level approvals for setting and releasing project contingencies and reserves, establishing claims and change orders, and requires that all claims to be recorded in excess of $500 be reviewed and approved in advance by the Company’s chief financial officer.

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

Back to Index

In the second quarter of 2004, the Company decided to transition to a co-source arrangement with Deloitte & Touche. A Company employee now leads the internal audit function, but it is supported by the Deloitte & Touche organization.

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

Management also amended the composition of the boards of directors of the major operating companies to include at least three corporate executives. One of the corporate executives is also chairman of the disclosure committee. The Company believes that these changes in corporate governance will enhance the disclosure controls because critical operating information and strategic actions authorized will now involve the chairman of the disclosure committee. Internal controls have been enhanced by these corporate governance changes.

Management began the formal documentation of the Company’s worldwide internal controls in 2003 as part of new requirements under the Sarbanes-Oxley legislation. This process has moved to the testing phase, which will continue throughout 2004.

During the second quarter of 2004, management placed the leadership of all Energy Group operating companies under the leadership of its North American Power management team. A new Chief Financial Officer was added to the existing financial team in its European Power operating unit, and a new Chief Financial Officer was appointed to the Engineering and Construction Group’s Asia Pacific operating unit. Management believes these and other staff changes will enhance internal and disclosure controls.

The Company’s financial reporting requirements increased significantly as a result of the SEC requirements relating to the security interest granted to the Senior Note holders in August 2002, and from the financial reporting requirements relating to the proposed exchange offer and restructuring process. Nine additional sets of audited financial statements for subsidiary companies (including three years comparable results) were required for 2002 and the first nine months of 2003. The additional year-end financial statements were erroneously omitted from the Company’s 2002 10-K filing as the result of an oversight. The Company had a process in place both internally and externally whereby this evaluation was made and an error occurred in the evaluation process. The preparation of these additional financial statements began near the end of the third quarter of 2003 in connection with the preparation of the amended 2002 10-K, which was filed on December 19, 2003. In addition, the Company’s accounting workload increased due to its operational restructuring and certain potential divestitures pursued in the second half of 2003, which were later discontinued. Early in the fourth quarter of 2003, a key financial officer responsible for the preparation of the nine sets of subsidiary financial statements resigned. As a result of all of these factors taken together, during the fourth quarter of 2003, the Company’s remaining permanent corporate accounting staff was not structured to address this increased workload under the deadlines required. The Company hired temporary professional personnel to assist with the process. Because the temporary personnel were unfamiliar with the Company’s operations, this resulted in inefficiencies in the financial reporting process. The external auditors notified the Audit Committee of the Board of Directors on December 16, 2003 that they believed the insufficient staffing levels in the corporate accounting department represented a “material weakness” in the preparation of the subsidiary financial statements, but noted that this did not constitute a material weakness for the Company’s consolidated financial statements. A material weakness is defined as “a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.” The Company has assigned the highest priority to the assessment of this internal control deficiency and has taken actions it believes necessary to address this material weakness, but the Company believes additional time must pass in order for the additional staff to become fully trained and integrated into its operations and to evidence that the additional staff is performing as intended.

Back to Index

The initiatives associated with implementation of the Sarbanes Oxley legislation require the Company to increase the quantity and quality of its financial professionals throughout the world. This is a management objective for 2004.

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

Estimating the Company’s obligations arising from asbestos litigation, and the amounts of related insurance recoveries is a complex process involving many different assumptions about future events extending well into the future. These assumptions are developed by management together with its internal and external asbestos litigation team based on historical data regarding asbestos claims made against the Company, recoveries sought and settlement and trial resolution data. As these factors vary over any given period, the assumptions about future periods used to calculate the Company’s asbestos liabilities are adjusted correspondingly. The Company’s process of having its senior management review these assumptions was not followed in connection with the preparation of the 2003 financial statements. In their March 3, 2004 letter, the external auditors recommended that the assumptions and calculations prepared by members of the Company’s asbestos litigation team be reviewed carefully by the Chief Accounting Officer of the Company and that all significant assumptions and estimates, including changes thereof, be approved by the Chief Financial and Chief Executive Officers of the Company prior to the asbestos calculations being submitted to the external auditor. The Company agreed with these suggestions and has adopted them both in connection with the 2003 audit and going forward. All asbestos estimates and assumptions included in the accompanying financial statements for the first six months of 2004 have been subjected to appropriate review by senior management.

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

Back to Index

Although the foregoing material weaknesses were identified, the Company’s management concluded that its disclosure controls and procedures were effective as of the end of fiscal 2003 and the first fiscal quarter of 2004. Prior to reaching this conclusion, management through its Disclosure Committee, undertook a review of its disclosure controls and procedures. The review identified what management believed to be evidence of a comprehensive disclosure control structure. Management also carefully evaluated the two material weaknesses as well as the error that caused the omission of the additional subsidiary financial statements in the initial filing of the 2002 Form 10-K during the first quarter of 2003 as discussed above. Management concluded that the Company’s disclosure controls and procedures were effective on the evaluation dates at the end of each quarterly period during 2003 based on its belief that although an error had occurred which resulted in the additional subsidiary financial statements being omitted from the 2002 10-K, the design of its disclosure controls and procedures taken as a whole were effective. Management viewed the omission as an isolated error not a systemic problem. With respect to the staffing issue, management noted that the issue was raised prior to the end of the fiscal 2003 and before the audit process for the year had begun, and that the process for preparing the additional sets of financial statements had been changed prior to year-end. The revised process included a thorough review by experienced accounting and tax personnel of the Company of the work prepared by temporary staff, prior to submission to the external auditors. Management concluded the necessary actions had been taken to eliminate the staffing material weakness, although more time is needed to train and integrate these new employees. With respect to the material weakness identified in the Company’s asbestos calculation process, management took note of the informal process followed in prior periods. Management noted that this process was used in prior periods and that its external auditors did not note it as a reportable condition or material weakness during those periods. Management noted that the fact that the process was not followed led to the material weakness. The Company agreed to formalize the process, in accordance with its external auditor’s suggestion. However, management also believed that the process itself would have been sufficient had it been followed. The Company’s management believes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. With this in mind, and looking at the design and operation of the Company’s disclosure controls and procedures as a whole, management concluded, notwithstanding the material weaknesses described above and after taking into account the remedial measures taken as of the end of fiscal 2003 and the first fiscal quarter of 2004, that they were effective on such dates.

One of the Company’s foreign subsidiaries is a party to a project-specific, Euro-denominated performance bonding facility, which as of June 25, 2004 had the equivalent of approximately $40 million of performance bonds (none of which has been drawn) outstanding. This bonding facility prohibits the subsidiary from making any dividends or other restricted payments unless it maintains a minimum equity ratio (calculated by dividing equity by total assets (each as defined in the facility)). In addition, the facility requires the subsidiary to maintain a minimum equity ratio, compliance with which is tested quarterly. As a result of operating losses at the subsidiary during the second quarter of 2004, the subsidiary’s equity ratio fell below the required minimum, breaching the equity ratio covenant under the facility. On August 6, 2004, the Company obtained a waiver from each of the institutions party thereto that provides that the remedy for falling below the minimum equity ratio is the agreement on the subsidiary’s part that, for so long as the facility is in place, it will not make any dividends or other restricted payments until the equity ratio has returned to the required minimum. The ability to make these payments was already restricted by an existing covenant in the facility, and is therefore already included in the Company’s liquidity analysis. The Company believes that this restriction on dividends and other restricted payments to the Company by this subsidiary will not have an adverse impact on its forecasted liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations --Liquidity” for further discussion of the Company’s liquidity.

In early August, in connection with its review of the performance bonding facility described above, the Company became aware for the first time that that same subsidiary was also in breach under a minimum equity ratio covenant contained in a separate performance bonding facility with one of the same financial institutions. This facility had the equivalent of approximately $12 million of performance bonds (none of which has been drawn) outstanding as of June 25, 2004 and is used for general purposes. The equity ratio covenant contained in this facility requires the subsidiary to maintain a minimum equity ratio (calculated by dividing equity by total assets (each as defined in the facility)). As a result of operating losses at the subsidiary during the second quarter of 2004, the subsidiary’s equity ratio fell below the required minimum, breaching the equity ratio covenant under the facility. On August 9, the subsidiary obtained a waiver of this covenant through October 31, 2004 from the financial institution that is a party to the agreement in question. After October 31, 2004, the subsidiary will be required to have its equity ratio return to the required minimum or to obtain a further waiver. The Company plans to negotiate to obtain a further waiver or amendment prior to October 31, 2004. In the event that the Company is unable to obtain a further waiver or amendment, it will pursue a replacement for this bonding facility. In addition, the subsidiary has sufficient cash on hand to collateralize the obligations supported by the performance bonds in the event it is unable to obtain a waiver or an alternative bonding facility. Therefore, the Company believes that this matter will not have an adverse impact on its forecasted liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations --Liquidity” for further discussion of the Company’s liquidity.

In response to its discovery of this breach at such a late date, the Company undertook a review of its procedures relating to the monitoring of, and reporting of defaults under, its subsidiaries financial covenants globally. Although the management of the subsidiary in question was aware of the covenant’s existence, it did not fully understand its implications. As a consequence, it did not notify the corporate center of the Company on a timely basis of the breach of the covenant. Further, the corporate center of the Company did not independently detect the breach on a timely basis. Management concluded that the failure to detect the covenant breach on a timely basis was the result of a deficiency in its disclosure controls and procedures, which are intended to be designed to ensure that this type of breach is detected on a timely basis. After reviewing its controls and procedures relating to covenant monitoring and reporting as of the end of fiscal 2003 and each of the two fiscal quarters in 2004, management concluded that the deficiency arose in February of 2004. Prior to February 2004, the Company’s treasurer maintained an inventory of, and actively tested and analyzed, the financial covenants and the potential consequences to the Company and its subsidiaries of a failure to comply with such covenants. As of the end of fiscal 2003, this covenant inventory included both of the covenants in the performance bonding facilities discussed above. However, the Company’s treasurer left the Company at the end of January 2004. Following his departure, although the Company fully tested and analyzed its domestic financial covenants, the covenant inventory that included the foreign subsidiary’s covenants was not fully tested and analyzed against the quarter’s financial results by the Company at the corporate center level. Management believes that had the compensating control of the corporate center’s covenant monitoring process been continued in the first two quarters of 2004, the breach would have been detected by the Company on a timely basis.

The Company has given this issue the highest priority and is in the process of updating its disclosure controls and procedures relating covenant compliance. In order to address this issue, the Company intends to:

•	comprehensively review and update its covenant inventory;

•	upgrade the reporting procedure at the subsidiary level on a global basis; and

•	ensure the quarterly global covenant monitoring process by its corporate center is properly implemented.

The Company expects that it will have these actions completed well before the end of the third quarter.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that, based on the deficiency in the Company’s covenant compliance disclosure controls described above, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 25, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, in light of the new information that has come to their attention as a result of the Company’s review of its disclosure controls and procedures undertaken in connection with its second fiscal quarter, the Company’s principal executive officer and principal financial officer have revised their previous conclusions and have concluded that the Company’s disclosure controls and procedures as of the end of the first fiscal quarter in 2004 were not effective for the reasons described above. However, the Company’s principal executive officer and principal financial officer noted that the Company is actively seeking to remedy this deficiency and did not note any other deficiencies in the Company’s disclosure controls and procedures during their evaluation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Exhibits

10.1	Employment Agreement between Foster Wheeler Ltd. and John T. La Duc dated as of April 14, 2004. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, filed on April 15, 2004, and incorporated herein by reference).

10.2	Change of Control Employment Agreement between Foster Wheeler Inc. and John T. La Duc dated as of April 14, 2004. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K, filed on April 15, 2004, and incorporated herein by reference).

10.3	Employment Agreement between Foster Wheeler Ltd. and Brian K. Ferraioli dated as of April 27, 2004 and effective as of December 1, 2003. (Filed as Exhibit 10.8 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 26, 2004, filed on May 5, 2004, and incorporated herein by reference).

10.4	Change of Control Agreement between Foster Wheeler Inc. and Brian K. Ferraioli effective as of December 1, 2003. (Filed as Exhibit 10.9 to Foster Wheeler Ltd’s. Form 10-Q for the quarter ended March 26, 2004, filed on May 5, 2004, and incorporated herein by reference).

10.5	Amendment No. 5 and Waiver, dated as of May 14, 2004, to the Third Amended and Restated Term Loan and Revolving Credit Agreement, dated as of August 2, 2002, among Foster Wheeler LLC, the Borrowing Subsidiaries (as defined therein), the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent and Banc of America Securities LLC, as Lead Arranger and Book Manager (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, filed on May 20, 2004, and incorporated herein by reference).

10.6	Form of Third Amendment to the Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, filed on July 23, 2004, and incorporated herein by reference).

12.1	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Raymond J. Milchovich

31.2	Section 302 Certification of John T. La Duc

32.1	Certification of Raymond J. Milchovich Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of John T. La Duc Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Back to Index

Reports on Form 8-K

Report Date	Description

April 9, 2004	The Company, filed in contemplation of its proposed exchange offer and related registration statement on Form S-4 (No. 333-107054), revised financial statements due to Foster Wheeler LLC’s plans to issue 10.5% Senior Secured Notes due 2011, Series A (Item 5).

April 14, 2004	The Company announced that its Annual General Meeting of Shareholders would be held later in the year, pending consummation of the Company’s recently announced proposed equity for debt exchange offer (Items 5 and 7).

April 14, 2004	The Company announced the appointment of John T. La Duc as Executive Vice President and Chief Financial Officer and filed an Employment and Change of Control Agreement (Items 5 and 7).

May 5, 2004	The Company announced its financial results for the First Quarter of 2004 and posted its conference call script (Items 7, 9 and 12).

May 14, 2004	The Company announced that it entered into Amendment No. 5 and Waiver to the Third Amended and Restated Term Loan and Revolving Credit Agreement (Items 5 and 7).

May 24, 2004	The Company filed unaudited interim financial statements in connection with its proposed exchange offer and the related registration on Form S-4 (No. 333-107054) and S-2 (No. 333-114400) (Item 5).

July 8, 2004	In connection with its proposed exchange offer and the related registration on Form S-4 (No. 333-107054), the Company filed its current risk factors (Item 5).

July 23, 2004	The Company filed a Form of Third Amendment to the Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich (Items 5 and 7).

August 4, 2004	The Company announced its financial results for the Second Quarter of 2004 (Items 7, 9 and 12).

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER LTD.

(Registrant)

Date: August 9, 2004	/s/ RAYMOND J. MILCHOVICH

Raymond J. Milchovich
Chairman, President and
Chief Executive Officer

Date: August 9, 2004	/s/ JOHN T. LA DUC

John T. La Duc
Executive Vice President and
Chief Financial Officer