Form 10-Q/A
period 2004-03-26
FOSTER WHEELER LTD
filed 2004-08-13
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)

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

FOSTER WHEELER LTD.

INDEX

This Form 10-Q/A (Amendment No. 2) amends the Company’s quarterly report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended March 26, 2004, as filed on June 9, 2004, to include in Part I, Item 4, “Controls and Procedures,” the revised conclusion of the principal executive officer and principal financial officer regarding the effectiveness of the Company’s disclosure controls and procedures as of March 26, 2004. No attempt had been made in this Form 10-Q/A (Amendment No. 2) to modify or update other disclosures as presented in the Form 10-Q/A (Amendment No. 1) except to conform to changes as required by applicable law.

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

     Estimating the Company’s obligations arising from asbestos litigation, and the amounts of related insurance recoveries is a complex process involving many different assumptions about future events extending well into the future. These assumptions are developed by management together with its internal and external asbestos litigation team based on historical data regarding asbestos claims made against the Company, recoveries sought and settlement and trial resolution data. As these factors vary over any given period, the assumptions about future periods used to calculate the Company’s asbestos liabilities are adjusted correspondingly. The Company’s process of having its senior management review these assumptions was not followed in connection with the preparation of the 2003 financial statements. In their March 3, 2004 letter, the external auditors recommended that the assumptions and calculations prepared by members of the Company’s asbestos litigation team be reviewed carefully by the Chief Accounting Officer of the Company and that all significant assumptions and estimates, including changes thereof, be approved by the Chief Financial and Chief Executive Officers of the Company prior to the asbestos calculations being submitted to the external auditor. The Company agreed with these suggestions and has adopted them both in connection with the 2003 audit and going forward. All asbestos estimates and assumptions included in the accompanying financial statements for the first three months of 2004 have been subjected to appropriate review by senior management.

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

     As of March 26, 2004, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. However, subsequent to these initial conclusions reached by these officers, new information relating to the Company’s disclosure controls and procedures came to such officers’ attention. Although the Company’s principal executive officer and principal financial officer believe that when the 10-Q relating to the quarter ended March 26, 2004 was originally filed, and later when it was amended, that they had reasonable grounds to conclude that the disclosure controls and procedures were effective as of the end of such quarter, they have determined that their original conclusions needed to be revised. Based on this new information, which is described below, these officers have concluded that the Company’s disclosure controls and procedures were not effective as of March 26, 2004.

     One of the Company's foreign subsidiaries is a party to a project-specific, Euro-denominated performance bonding facility, which as of March 26, 2004 had the equivalent of approximately $40 million of performance bonds (none of which has been drawn) outstanding. This bonding facility prohibits the subsidiary from making any dividends or other restricted payments unless it maintains a minimum equity ratio (calculated by dividing equity by total assets (each as defined in the facility)). In addition, the facility requires the subsidiary to maintain a minimum equity ratio, compliance with which is tested quarterly. As a result of operating losses at the subsidiary during the second quarter of 2004, the subsidiary's equity ratio fell below the required minimum, breaching the equity ratio covenant under the facility. On August 6, 2004, the Company obtained a waiver from each of the institutions party thereto that provides that the remedy for falling below the minimum equity ratio is the agreement on the subsidiary's part that, for so long as the facility is in place, it will not make any dividends or other restricted payments until the equity ratio has returned to the required minimum. The ability to make these payments was already restricted by an existing covenant in the facility, and is therefore already included in the Company’s liquidity analysis. The Company believes that this restriction on dividends and other restricted payments to the Company by this subsidiary will not have an adverse impact on its forecasted liquidity. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity" for further discussion of the Company's liquidity.

     In early August, in connection with its review of the performance bonding facility described above, the Company became aware for the first time that that same subsidiary was also in breach under a minimum equity ratio covenant contained in a separate performance bonding facility with one of the same financial institutions. This facility had the equivalent of approximately $12 million of performance bonds (none of which has been drawn) outstanding as of March 26, 2004 and is used for general purposes. The equity ratio covenant contained in this facility requires the subsidiary to maintain a minimum equity ratio (calculated by dividing equity by total assets (each as defined in the facility)). As a result of operating losses at the subsidiary during the second quarter of 2004, the subsidiary's equity ratio fell below the required minimum, breaching the equity ratio covenant under the facility. On August 9, the subsidiary obtained a waiver of this covenant through October 31, 2004 from the financial institution that is a party to the agreement in question. After October 31, 2004, the subsidiary will be required to have its equity ratio return to the required minimum or to obtain a further waiver. The Company plans to negotiate to obtain a further waiver or amendment prior to October 31, 2004. In the event that the Company is unable to obtain a further waiver or amendment, it will pursue a replacement for this bonding facility. In addition, the subsidiary has sufficient cash on hand to collateralize the obligations supported by the performance bonds in the event it is unable to obtain a waiver or an alternative bonding facility. Therefore, the Company believes that this matter will not have an adverse impact on its forecasted liquidity. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity" for further discussion of the Company's liquidity.

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

     The Company has given this issue the highest priority and is in the process of updating its disclosure controls and procedures relating to covenant compliance. In order to address this issue, the Company intends to:

     • comprehensively review and update its covenant inventory;

     • upgrade the reporting procedure at the subsidiary level on a global basis; and

     • ensure the quarterly global covenant monitoring process by its corporate center is properly implemented.

     The Company expects that it will have these actions completed well before the end of the third quarter.

     Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that, based on the deficiency in the Company’s covenant compliance disclosure controls described above, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 26, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, in light of the new information that has come to their attention as a result of the Company’s review of its disclosure controls and procedures undertaken in connection with its second fiscal quarter, the Company’s principal executive officer and principal financial officer have revised their previous conclusions and have concluded that the Company’s disclosure controls and procedures as of the end of the first fiscal quarter in 2004 were not effective for the reasons described above. However, the Company’s principal executive officer and principal financial officer noted that the Company is actively seeking to remedy this deficiency and did not note any other material deficiencies in the Company’s disclosure controls and procedures during their evaluation.

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

FOSTER WHEELER LTD. (Registrant)

Date: August 13, 2004	BY:	/s/ RAYMOND J. MILCHOVICH

Raymond J. Milchovich Chairman, President and Chief Executive Officer

Date: August 13, 2004	BY:	/s/ JOHN T. LA DUC

John T. La Duc Executive Vice President and Chief Financial Officer