Form 10-Q
period 2004-09-24
FOSTER WHEELER LTD
filed 2004-11-03
CIK 1130385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 129,059,955 shares of the Company’s common stock ($1.00 par value) were outstanding as of October 25, 2004.

Back to Index

FOSTER WHEELER LTD.
INDEX

Back to Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)
(Unaudited)

	September 24, 2004	December 26, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$286,375	$364,095
Short-term investments	21,246	13,390
Accounts and notes receivable, net	493,567	556,414
Contracts in process and inventories	215,138	173,293
Prepaid, deferred and refundable income taxes	22,483	37,160
Prepaid expenses	28,476	30,024

Total current assets	1,067,285	1,174,376

Land, buildings and equipment	603,477	622,729
Less accumulated depreciation	324,301	313,114

Net book value	279,176	309,615

Restricted cash	64,259	52,685
Notes and accounts receivable - long-term	11,272	6,776
Investments and advances	101,547	98,651
Goodwill, net	51,060	51,121
Other intangible assets, net	68,673	71,568
Prepaid pension cost and related benefit assets	6,695	7,240
Asbestos-related insurance recovery receivable	398,992	495,400
Other assets	156,166	182,151
Deferred income taxes	63,219	56,947

TOTAL ASSETS	$2,268,344	$2,506,530

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current installments on long-term debt	$23,918	$20,979
Bank loans	—	121
Accounts payable	234,212	305,286
Accrued expenses	352,276	381,376
Estimated costs to complete long-term contracts	477,899	552,754
Advance payments by customers	119,582	50,248
Income taxes	71,467	62,996

Total current liabilities	1,279,354	1,373,760

Corporate and other debt less current installment	285,124	333,729
Special-purpose project debt less current installments	109,026	119,281
Capital lease obligations	63,789	62,373
Deferred income taxes	8,735	9,092
Pension, postretirement and other employee benefits	287,424	295,133
Asbestos-related liability	436,490	526,200
Other long-term liabilities and minority interest	123,132	124,792
Subordinated Robbins exit funding obligations less current installment	20,827	111,589
Convertible subordinated notes	3,070	210,000
Mandatorily redeemable preferred securities of subsidiary trust holding
solely junior subordinated deferrable interest debentures	—	175,000
Deferred accrued mandatorily redeemable preferred security distributions
of subsidiary trust	—	38,021
Subordinated deferrable interest debentures	71,250	—
Deferred accrued interest on subordinated deferrable interest debentures	21,361	—
Commitments and contingencies

TOTAL LIABILITIES	2,709,582	3,378,970

Shareholders’ Deficit:
Preferred shares
$1.00 par value; authorized - 1,500,000 shares; issued - 599,850 shares	600	—
Common shares
$1.00 par value; authorized - 160,000,000 shares; issued - 102,014,706 shares	102,015	40,772
Paid-in capital	763,101	201,841
Accumulated deficit	(1,000,987)	(811,054)
Accumulated other comprehensive loss	(305,967)	(303,999)

TOTAL SHAREHOLDERS’ DEFICIT	(441,238)	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,268,344	$2,506,530

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE LOSS
(in thousands of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003

Revenues and other income:
Operating revenues	$720,554	$886,573	$2,021,932	$2,592,903
Other income	11,843	9,625	82,613	49,969

Total revenues and other income	732,397	896,198	2,104,545	2,642,872

Costs and expenses:
Cost of operating revenues	673,487	806,494	1,793,628	2,392,838
Selling, general and administrative expenses	54,860	45,978	168,502	145,106
Other deductions	6,680	38,651	32,255	85,569
Loss on equity-for-debt exchange	174,941	—	174,941	—
Minority interest	1,941	738	4,912	5,096
Interest expense	21,722	21,364	63,109	57,196
Mandatorily redeemable preferred security distributions of subsidiary trust	—	4,584	—	13,443
Interest expense on subordinated deferrable interest debentures	4,752	—	14,445	—

Total costs and expenses	938,383	917,809	2,251,792	2,699,248

Loss before income taxes	(205,986)	(21,611)	(147,247)	(56,376)
Provision for income taxes	9,484	5,286	42,686	19,679

Net loss	(215,470)	(26,897)	(189,933)	(76,055)
Other comprehensive income/(loss):
Foreign currency translation adjustments	7,730	(415)	(1,968)	(1,131)
Minimum pension liability adjustments, net of $0 tax benefit	—	—	—	(13,511)

Net comprehensive loss	$(207,740)	$(27,312)	$(191,901)	$(90,697)

Loss per share:
Basic and diluted	$(5.16)	$(0.65)	$(4.60)	$(1.85)

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(Unaudited)

	Nine Months Ended

	September 24,	September 26,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used by operating activities	$(46,326)	$(18,341)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(12,200)	39,581
Capital expenditures	(7,477)	(10,972)
Proceeds from sale of assets	17,051	80,290
Increase in short-term investments	(7,330)	(7,361)

Net cash (used)/provided by investing activities	(9,956)	101,538

CASH FLOWS FROM FINANCING ACTIVITIES
Partnership distributions to minority shareholders	(2,663)	(2,879)
Decrease in short-term debt	(121)	(14,826)
Proceeds from long-term debt	120,000	—
Repayment of long-term debt	(138,723)	(20,266)

Net cash used by financing activities	(21,507)	(37,971)

Effect of exchange rate changes on cash and cash equivalents	69	18,172

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(77,720)	63,398
Cash and cash equivalents at beginning of period	364,095	344,305

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$286,375	$407,703

NON-CASH FINANCING ACTIVITIES

On September 24, 2004, the Company exchanged $61,243 of common shares, $600 of preferred shares, warrants to purchase 139,748,960 common shares and $147,095 of long-term debt for $592,959 of existing debt and trust securities. See Note 3 for information regarding the equity-for-debt exchange.

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands of dollars, except per share amounts) (Unaudited)
1.	Going Concern

The accompanying condensed consolidated financial statements of Foster Wheeler Ltd., hereinafter referred to as “Foster Wheeler” or the “Company,” were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, asset sales and collections of receivables to fund its obligations, including those resulting from asbestos-related liabilities, as well as the Company’s ability to maintain credit facilities and bonding capacity adequate to conduct its business. The Company incurred significant operating losses during the nine months ended September 24, 2004 and in each of the years in the three-year period ended December 26, 2003, and has a shareholders’ deficit of $441,238 as of September 24, 2004.

On September 24, 2004, the Company completed an equity-for-debt exchange offer in which it issued common shares, preferred shares, warrants to purchase common shares, or in some cases to purchase preferred shares, and new notes in exchange for certain of its outstanding debt securities and trust securities. The exchange offer reduced the Company’s existing debt (excluding a reduction in deferred accrued interest of $31,105) by $436,933, improved the Company’s shareholders’ deficit by $448,162 and when combined with the proceeds from the issuance of the 2011 Senior Notes that were used to repay amounts that were outstanding under the Senior Credit Facility, eliminated substantially all material scheduled corporate debt maturities prior to 2011. A pretax charge of $174,941 relating primarily to the Convertible Notes that were exchanged, substantially all of which was non-cash, was recorded in conjunction with the completion of the exchange offer. After completing the exchange offer, the Company had outstanding debt obligations of approximately $577,000 as of September 24, 2004. (Refer to Note 3 to the condensed consolidated financial statements for further details of the exchange offer.)

In August of 2002, the Company negotiated a Senior Credit Facility that was comprised of a $71,000 term loan, a $69,000 revolving credit facility and a $149,900 letter of credit facility having an April 30, 2005 maturity date. Over the course of 2002 and 2003, the Company obtained amendments to this facility to provide covenant relief and to allow for the equity-for-debt exchange offer. These amendments are described below. In connection with the equity-for-debt exchange offer, the Company repaid the term loan and all amounts outstanding under the revolving credit facility in full. In addition, the Senior Credit Facility was amended (Amendment No. 5) to reduce the availability under the letter of credit facility to $125,000 and to terminate the revolving credit facility, as described below.

The Company is currently seeking a new multi-year revolving credit agreement and letter of credit facility. As of September 24, 2004, the Company had letters of credit outstanding under the Senior Credit Facility of $81,400. Letters of credit outstanding upon maturity of the Senior Credit Facility will either need to be replaced by a new facility or funded with cash. There can be no assurance that the Company will be able to obtain a new revolving credit and letter of credit facility on acceptable terms or at all.

The Senior Credit Facility covenants include a maximum senior leverage ratio and a minimum earnings before interest expense, taxes, depreciation and amortization (“EBITDA”). Compliance with these covenants is measured quarterly. The maximum senior leverage covenant compares actual average rolling four quarter EBITDA, as defined in the Senior Credit Facility, to actual total senior debt, as defined. The resultant multiple of debt to EBITDA must be less than maximum amounts specified in the Senior Credit Facility. The minimum EBITDA covenant requires the actual average rolling four quarter EBITDA, as defined in the Senior Credit Facility, to meet minimum EBITDA targets. Management’s current forecast indicates that the Company will be in compliance with the financial covenants contained in the Senior Credit Facility throughout the facility’s term.

Back to Index

     The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries.

     The Senior Credit Facility requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retained the first $77,000 of such amounts and also retains a 50% share of the balance. The $77,000 threshold was exceeded during the second quarter of 2003. Accordingly, principal repayments of $12,300 and $1,800 were made on the term loan in the first nine months of 2004 and during the full year of 2003, respectively, as a result of asset sales during those periods.

     Amendment No. 1 to the Senior Credit Facility, obtained on November 8, 2002, provided for the exclusion of up to $180,000 of gross pretax charges recorded by the Company in the third quarter of 2002 for covenant calculation purposes. The amendment further provided that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. As of December 26, 2003, $31,000 of the contingency risks was favorably resolved, and additional project reserves were established for $32,000 leaving a contingency balance of $0.

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

     Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the equity-for-debt exchange offer, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. The terms of the amendment called for the Company to pay a fee equal to 5% of the lenders’ credit exposure since it had not made a required prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. The Company paid the required fee of $13,600 on March 31, 2004. The annual interest rate on borrowings under the Senior Credit Facility increased each quarter until the term loan and revolving credit facility were repaid on September 24, 2004.

     Amendment No. 4 to the Senior Credit Facility, entered into on October 30, 2003, modified certain definitions and representations to allow for the maintenance and administration of certain bank accounts of the Company.

     Amendment No. 5 to the Senior Credit Facility, entered into on May 14, 2004, amended and waived certain affirmative and negative covenants necessary to permit the equity-for-debt exchange offer as well as to allow for a reduction of $25,000 in the Company’s letter of credit facility. In consideration for the amendments and waivers obtained in this amendment, the Company is obligated to pay, on November 30, 2004, a fee equal to 1.25% of the lenders’ outstanding letter of credit exposure and a further fee equal to 0.75% of the lenders’ outstanding letter of credit exposure for each additional month thereafter through the expiration date of the Senior Credit Facility of April 30, 2005.

     The Company finalized a sale/leaseback arrangement for an office building at its corporate headquarters in the third quarter of 2002. Under this arrangement, the Company leases the facility for an initial non-cancelable period of 20 years. The proceeds from the sale/leaseback were sufficient to repay the balance outstanding under a previous operating lease arrangement of $33,000 for a second corporate office building. The long-term capital lease obligation of $44,600 as of September 24, 2004 is included in capital lease obligations in the accompanying condensed consolidated balance sheet. The Company entered into a binding agreement in the first quarter 2004 to sell the second corporate office building. The sale closed in the second quarter 2004 and generated net cash proceeds of $16,400. Of this amount, 50% was used to prepay amounts outstanding under the term loan portion of the Senior Credit Facility in the second quarter of 2004.

Back to Index

     The Senior Credit Facility and the sale/leaseback arrangement have quarterly debt covenant compliance requirements. Management’s forecast indicates that the Company will be in compliance with the debt covenants throughout 2005, provided the Company successfully obtains a new letter of credit facility. However, there can be no assurance that the Company will comply with the covenants. If the Company violates a covenant under the Senior Credit Facility or the sale/leaseback arrangement, repayment of amounts outstanding under such agreements could be accelerated. Acceleration of these facilities would result in a cross default under the following agreements: the 2011 Senior Notes, the 2005 Senior Notes, the Convertible Notes, the trust preferred securities, the Robbins Bonds, and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well. The total amount of Foster Wheeler Ltd. debt that could be accelerated is $474,000 as of September 24, 2004. The Company would not be able to repay amounts borrowed if the payment dates were accelerated. The debt covenants and the potential payment acceleration requirements raise substantial doubts about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     One of the Company’s foreign subsidiaries is a party to two Euro-denominated performance bond facilities with financial institutions that contain covenants. The covenants include (i) a limitation on the amount of dividends to 75% of the subsidiary’s annual earnings and (ii) a requirement that the payment of dividends and certain restricted payments be subject to the subsidiary having minimum equity ratios, calculated as equity divided by total assets each as defined in the facilities. In addition, the facilities require the subsidiary to maintain a minimum equity ratio. One of the performance bond facilities is dedicated to a specific project and, as of September 24, 2004, had performance bonds outstanding equivalent to approximately $40,000 (none of which has been drawn). Covenants under this facility are tested quarterly. The second facility is a general performance bond facility and, as of September 24, 2004, had performance bonds outstanding in favor of several clients equivalent to approximately $13,000 (none of which has been drawn).

     As a result of operating losses at the foreign subsidiary during the second quarter of 2004, the equity of the Company’s subsidiary fell below the minimum equity ratios, breaching the covenants contained in the performance bond facilities. On August 6, 2004 and August 9, 2004, the Company’s foreign subsidiary obtained waivers from the financial institutions providing the performance bond facilities. The waiver for the project specific performance bond facility requires that the foreign subsidiary make no dividends or other restricted payments, including intercompany loans, debt service on existing intercompany loans, royalties, and management fees, for as long as the foreign subsidiary’s equity remains below the minimum amounts and the performance bonds are outstanding. The equity of the Company’s subsidiary remained below the minimum equity ratio as of September 24, 2004. The waiver for the general performance bond facility was initially effective through October 31, 2004 and was subsequently extended through November 30, 2004. In the event that the Company is unable to obtain a further waiver or amendment, it will pursue a replacement for this bonding facility. In addition, the subsidiary has sufficient cash on hand to collateralize the obligations supported by the performance bonds in the event it is unable to obtain a waiver or an alternative bonding facility. Therefore, the Company believes this matter will not have an adverse impact on its forecasted liquidity. The foreign subsidiary’s inability to pay dividends and restricted payments because of its failure to remain in compliance with the minimum equity ratio covenants is reflected in the Company’s liquidity forecasts.

     The Company’s U.S. operations, which include the corporate functions, are cash flow negative and are expected to continue to incur negative cash flow due to a number of factors including costs related to the Company’s indebtedness, obligations to fund U.S. pension plans, and other expenses related to corporate functions and other corporate overhead.

     Management closely monitors liquidity and updates its U.S. liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, working capital needs and unused credit line availability. The Company’s cash flow forecasts continue to indicate that sufficient cash will be available to fund the Company’s U.S. and foreign working capital needs throughout 2005, provided the Company successfully replaces the letter of credit facility contained in the Senior Credit Facility. Ensuring adequate domestic liquidity remains a priority for the Company’s management, however, there can be no assurance that the cash amounts realized and/or timing of the cash flows will match the Company’s forecast.

Back to Index

     As of September 24, 2004, the Company had cash and cash equivalents, short-term investments, and restricted cash totaling $371,900, compared to $430,200 as of December 26, 2003. Of the $371,900 total at September 24, 2004, approximately $311,900 was held by foreign subsidiaries. The Company is sometimes required to cash collateralize bonding or certain bank facilities and such amounts are included in restricted cash. The amount of restricted cash at September 24, 2004 was $64,300, of which $59,800 relates to the non-U.S. operations.

     Restricted cash at September 24, 2004 consists of approximately $4,100 held primarily by special purpose entities and restricted for debt service payments, approximately $57,800 that was required to collateralize letters of credit and bank guarantees, and approximately $2,400 of client escrow funds. Domestic restricted cash totals approximately $4,500, which relates to funds held primarily by special purpose entities and restricted for debt service payments and client escrow funds. Foreign restricted cash totals approximately $59,800 and is comprised of cash collateralized letters of credit and bank guarantees and client escrow funds.

     The Company requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs and to service its debt. The Company’s current 2004 forecast assumes total cash repatriation from its non-U.S. subsidiaries of approximately $79,000 from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends. In the first nine months of 2004 and the full year of 2003, the Company repatriated approximately $65,000 and $100,000, respectively, from its non-U.S. subsidiaries.

     There can be no assurance that the forecasted foreign cash repatriation will occur, as there are significant contractual and statutory restrictions on the Company’s ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of the Company’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law, which could result in civil and criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, the Company may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries in sufficient amounts to fund its U.S. working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit the Company’s ability to continue as a going concern.

     Commercial operations under a domestic contract retained by the Company in connection with the sales of assets of the Foster Wheeler Environmental Corporation (“Environmental”), as described further in Note 11 to the condensed consolidated financial statements, commenced in January 2004. The plant processes low-level nuclear waste for the U.S. Department of Energy (“DOE”). The Company funded the plant’s construction costs and operates the facility. The majority of the Company’s invested capital was recovered during the early stages of processing the first stream of waste materials. This project successfully processed all quantities of the first waste stream of materials ahead of schedule and is currently finalizing the processing line for the second waste stream. As of September 24, 2004, the project generated year-to-date net cash flow of approximately $52,800. An additional $17,800 of capital recovery is dependent on the initial processing of the second waste stream of materials. This capital recovery is expected in 2005.

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

     In connection with the equity-for-debt exchange offer, the holders of the Company’s Senior Notes due November 15, 2005 agreed to amend the indenture governing these notes to effectively eliminate the security interest previously held by the notes. Holders of the Company’s new 2011 Senior Notes have a security interest in the stock, debt and assets of certain of Foster Wheeler Ltd.’s subsidiaries. The Senior Credit Facility is also secured by the stock, debt and assets of certain subsidiaries and has priority over the 2011 Senior Notes in such security.

     The 2011 Senior Notes contain incurrence covenants that must be met should the Company choose to undertake certain actions including incurring debt, making payments and investments, granting liens, making asset sales and entering into specific intercompany transactions, among others. Management monitors these covenants to ensure it is aware of the actions the Company is permitted to take pursuant to the 2011 Senior Notes Indenture.

     In the third quarter of 2002, the Company also entered into a receivables financing arrangement of up to $40,000. The Company, in agreement with the lenders, reduced the maximum borrowing capacity to $30,000 effective May 28, 2004 thereby reducing unused commitment fees incurred. No amounts were drawn during 2004 or 2003, and the Company voluntarily terminated the receivable financing arrangement on September 30, 2004. A termination fee of $400 was accrued in the third quarter of 2004 and paid to the lending group on September 30, 2004.

     On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provides for up to $45,000 of additional revolving loans available to provide working capital, which may be required by these subsidiaries as they seek to grow the business by pursuing a larger volume of lump-sum engineering, procurement and construction contracts. The facility is secured by substantially all of the assets of these subsidiaries and is subject to covenant compliance. Such covenants include a minimum EBITDA level and a loan to EBITDA ratio. As of September 24, 2004, the facility remained undrawn.

     Since January 15, 2002, the Company has exercised its right to defer payments on the junior subordinated debentures underlying the 9.00% Preferred Capital Trust I securities and, as a result, to defer payments on those securities. The aggregate liquidation amount of the trust preferred securities at September 24, 2004 was $71,250, after completing the equity-for-debt exchange. See Note 3 for further details of the exchange offer. The Senior Credit Facility, as amended, requires the Company to defer the payment of the dividends on the trust preferred securities and no dividends were paid during 2003 or the first three quarters of 2004. As of September 24, 2004, the amount of dividends deferred plus accrued interest approximates $21,400. The Company intends to continue to defer payment of the dividends on the trust preferred securities until January 15, 2007 — the full term allowed by the underlying agreement. Once the deferred dividend obligation has been satisfied, the Company has the right to defer subsequent dividend payments for an additional 20 consecutive quarters.

     On November 14, 2003, the New York Stock Exchange (“NYSE”) de-listed the Company’s common stock as well as its related security, 9.00% FW Preferred Capital Trust I, based on the Company’s inability to meet its listing criteria. The Company’s common and preferred shares and the 9.00% FW Preferred Capital Trust I securities are quoted on the Over-the-Counter Bulletin Board (“OTCBB”).

Back to Index

     Under Bermuda law, the consent of the Bermuda Monetary Authority (“BMA”) is required prior to the transfer by non-residents of Bermuda of a Bermuda company’s shares. Since becoming a Bermuda company, Foster Wheeler has relied on an exemption from this rule provided to NYSE-listed companies. Due to the Company’s de-listing, this exemption was no longer available. To address this issue, the Company obtained the consent of the BMA for transfers between non-residents for so long as the Company’s shares continue to be quoted in the Pink Sheets or on the OTCBB. The Company believes that this consent will continue to be available.

2.	Summary of Significant Accounting Policies

The condensed consolidated balance sheet as of September 24, 2004 and December 26, 2003 and the related condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 24, 2004 and September 26, 2003 and the condensed consolidated statement of cash flows for the nine months ended September 24, 2004 and September 26, 2003 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 26, 2003 (“2003 Form 10-K”) filed with the SEC on June 9, 2004. The condensed consolidated balance sheet as of December 26, 2003 has been derived from the audited consolidated balance sheet included in the 2003 Form 10-K. A summary of the Company’s significant accounting policies is presented below. There has been no material change in the accounting policies followed by the Company during the first nine months of 2004.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of Foster Wheeler and all significant domestic and foreign subsidiary companies. All significant intercompany transactions and balances have been eliminated.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, asbestos litigation and expected recoveries and contingencies, among others. At September 24, 2004, the Company had approximately $12,000 in requests for equitable adjustments recorded in contracts in process. This amount relates primarily to a claim against a U.S. Government agency for a project currently being executed. If this claim were to be unsuccessful, the costs would be charged to cost of operating revenues.

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

Back to Index

     Contracts in progress are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances are presented as “estimated costs to complete long-term contracts.” The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. However, current estimates may be revised as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”) and Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” the Company reviews its contracts monthly. As a result of this reevaluation process, in the third quarter of 2004, twenty individual projects had final estimated profit revisions exceeding $500. These revisions resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third party materials and equipment at costs differing from previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty related costs. The net aggregate dollar value of the accrued contract loss resulting from these estimate changes during the third quarter of 2004 amounted to $12,300. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years.

     Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings. As of September 24, 2004 and December 26, 2003, the Company had recorded a commercial claims receivable of approximately $2,300 and $0, respectively. The claims were recorded in the Company’s European operations.

     Certain special-purpose subsidiaries in the Global Power Group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the non-cancelable service contracts. The Company records revenues relating to debt repayment obligations on these contracts on a straight-line basis over the lives of the service contracts, and records depreciation of the facilities on a straight-line basis over the estimated useful lives of the facilities, after consideration of the estimated residual value.

     Cash and Cash Equivalents — Cash and cash equivalents include liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of approximately $230,900 are maintained by foreign subsidiaries as of September 24, 2004. These subsidiaries require a substantial portion of these funds to support their liquidity and to comply with contractual restrictions. Accordingly, these funds may not be readily available for repatriation to U.S. entities.

     Restricted Cash — Restricted cash at September 24, 2004 consists of approximately $4,100 held primarily by special purpose entities and restricted for debt service payments, approximately $57,800 that was required to collateralize letters of credit and bank guarantees, and approximately $2,400 of client funds held in escrow. Domestic restricted cash totals approximately $4,500, and foreign restricted cash totals approximately $59,800.

     Restrictions on Shareholders’ Dividends — The Board of Directors of the Company discontinued the common stock dividend in July 2001. The Company is currently prohibited from paying dividends under the Senior Credit Facility, as amended. Accordingly, the Company paid no dividends on common shares during 2004 and 2003 and does not expect to pay dividends on the common or preferred shares for the foreseeable future.

Back to Index

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

     One of the performance bond facilities is dedicated to a specific project and, as of September 24, 2004, had performance bonds outstanding equivalent to approximately $40,000 (none of which has been drawn). The second facility is a general performance bond facility and, as of September 24, 2004, had performance bonds outstanding in favor of several clients equivalent to approximately $13,000 (none of which has been drawn).

     As a result of operating losses at the foreign subsidiary during the second quarter of 2004, the equity of the Company’s subsidiary fell below the minimum equity ratios, breaching the covenants contained in the performance bond facilities. On August 6, 2004 and August 9, 2004 the Company’s foreign subsidiary obtained waivers from the financial institutions providing the performance bond facilities. The waiver for the project specific performance bond facility requires that the foreign subsidiary make no dividends or other restricted payments, including intercompany loans, debt service on existing intercompany loans, royalties, and management fees, for as long as the foreign subsidiary’s equity remains below the minimum amounts and the performance bonds are outstanding. The waiver for the general performance bond facility was initially effective through October 31, 2004 and was subsequently extended through November 30, 2004. In the event that the Company is unable to obtain a further waiver or amendment, it will pursue a replacement for this bonding facility. In addition, the subsidiary has sufficient cash on hand to collateralize the obligations supported by the performance bonds in the event it is unable to obtain a waiver or an alternative bonding facility. Therefore, the Company believes this matter will not have an adverse impact on its forecasted liquidity. The foreign subsidiary’s inability to pay dividends and restricted payments because of its failure to remain in compliance with the minimum equity ratio covenants is reflected in the Company’s liquidity forecasts.

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

     The current portion of the asbestos-related insurance recovery receivables discussed in Note 4 and foreign refundable value-added tax are included within the Accounts and Notes Receivable line item.

Back to Index

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

     The Company enters into foreign exchange contracts in its management of foreign currency exposures related to commercial contracts. Changes in the fair value of derivative contracts that qualify as designated cash flow hedges are deferred until the hedged forecasted transaction affects earnings. Amounts receivable (gains) or payable (losses) under foreign exchange contracts are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At September 24, 2004 and September 26, 2003, the Company did not meet the requirements for deferral of gains or losses on derivative instruments under SFAS No. 133 and recorded net after-tax losses of approximately $420 and $1,940 for the three and nine months ended September 24, 2004, respectively, and recorded net after-tax losses of approximately $1,210 and $1,830 for the three and nine months ended September 26, 2003, respectively.

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

Back to Index

     Intangible Assets — Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (goodwill), trademarks and patents. Goodwill was allocated to the reporting units based on the original purchase price allocation. Patents and trademarks are being amortized on a straight-line basis over periods of 12 to 40 years.

     The Company tests for impairment at the reporting unit level as defined in SFAS No. 142, “Goodwill and Other Intangible Assets.” This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each year, the Company evaluates goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

     As of September 24, 2004 and December 26, 2003, the Company had unamortized goodwill of $51,060 and $51,121, respectively. The decrease in goodwill of $61 resulted from foreign currency exchange losses. All of the goodwill at September 24, 2004 related to the Global Power Group. In 2003, the fair value of the reporting units exceeded the carrying amounts.

     As of September 24, 2004 and December 26, 2003, the Company had unamortized identifiable intangible assets of patents and trademarks of $68,673 and $71,568, respectively. The following table details amounts relating to those assets.

	As of September 24, 2004		As of December 26, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$36,643	$(15,168)	$36,703	$(13,802)
Trademarks	61,847	(14,649)	61,943	(13,276)

Total	$98,490	$(29,817)	$98,646	$(27,078)

     Amortization expense related to patents and trademarks for the three and nine months ending September 24, 2004 was $895 and $2,739, respectively. Amortization expense for the comparable periods in 2003 was $920 and $2,750, respectively. Amortization expense is expected to approximate $3,600 each year in the next five years.

     Preferred Shares — The Company issued approximately 599,850 preferred shares in connection with the equity-for-debt exchange offer consummated on September 24, 2004. Approximately 94 additional preferred shares were issued as part of the subsequent offering period, which expired on October 20, 2004. Each preferred share is optionally convertible into 1,300 common shares provided the Company’s shareholders approve an increase in the number of authorized common shares at a shareholders’ meeting currently scheduled for November 29, 2004. The preferred shareholders currently have voting rights on an “as-converted” basis, meaning each preferred share has 1,300 votes. However, if the preferred shares become convertible into common shares, the preferred shares will cease to have voting rights except in certain limited circumstances. At all times, the preferred shares have the right to receive dividends and other distributions, including liquidating distributions, on an as-converted basis if declared by the Company and paid on the common shares. The preferred shares have a $0.01 liquidation preference.

Back to Index

     Earnings/(Loss) per Share — Basic and diluted loss per share is computed as follows:

	Three Months Ended		Nine Months Ended

	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003

Net loss	$(215,470)	$(26,897)	$(189,933)	$(76,055)

Weighted-average number of common shares outstanding	41,745,482	41,041,148	41,285,401	41,039,997

Loss per share – basic and diluted	$(5.16)	$(0.65)	$(4.60)	$(1.85)

     Basic per share data has been computed based on the weighted-average number of common shares outstanding. In accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128,” losses are not allocated to holders of the preferred shares for purposes of calculating earnings per share. There is no impact of outstanding stock options, warrants to purchase common shares and convertible securities on the computation of basic per share data since the Company reported a net loss for all periods presented. See the table below of potentially dilutive securities.

     The weighted-average number of common shares outstanding includes shares credited under The Directors Deferred Compensation and Stock Award Plan (the “Plan”). Under the Plan, each non-management director is credited annually with share units of the Company’s common shares. In addition, each non-management director may elect to defer receipt of compensation for services rendered as a director, which deferred amount is credited to his or her account in the form of share units. The Company makes a supplemental contribution equal to 15% of the deferred amount. Additional share data is shown below:

	Three Months Ended		Nine Months Ended

	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003

Directors Deferred Compensation:
Beginning shares for the period	287,176	266,568	274,535	245,942
Common shares credited in participants’ accounts	33,155	13,779	62,916	53,818
Common shares delivered to participants	—	—	(17,120)	(19,413)

Incremental common shares	33,155	13,779	45,796	34,405

Common shares included in the calculation of basic earnings per share	320,331	280,347	320,331	280,347

     Diluted per share data has been computed based on the weighted-average number of common shares outstanding, including shares credited under the Plan, adjusted for the incremental dilution, if any, of outstanding stock options, warrants to purchase common shares and convertible securities.

Back to Index

	Three Months Ended		Nine Months Ended

	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003

Options to purchase common shares not included
in the computation of diluted earnings per share due
to their antidilutive effect	—	—	117,145	451,159

Warrants to purchase common shares not included
in the computation of diluted earnings per share due
to their antidilutive effect	198,679,045	—	198,679,045	—

Options to purchase common shares not included in
the computation of diluted earnings per share because
the options’ exercise price was greater than the
average market price	8,147,137	8,612,182	8,029,992	8,161,023

Common shares on convertible subordinated notes
not included in the computation of diluted earnings
per share due to their antidilutive effect	191,261	13,085,751	191,261	13,085,751

     Stock Option Plans — As of September 24, 2004, the Company has two fixed option plans, which reserve common shares for issuance to executives, key employees and directors. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.” The Company continues to account for stock options granted to employees and directors using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

	Three Months Ended		Nine Months Ended

	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003

Net loss — as reported	$(215,470)	$(26,897)	$(189,933)	$(76,055)
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for awards, net of taxes of $0	—	—	—	31

Net loss — pro forma	$(215,470)	$(26,897)	$(189,933)	$(76,086)

Loss per share — as reported
Basic and diluted	$(5.16)	$(0.65)	$(4.60)	$(1.85)
Loss per share — pro forma
Basic and diluted	$(5.16)	$(0.65)	$(4.60)	$(1.85)

     As of September 24, 2004, a total of 8,852,667 common shares were reserved for issuance under the various stock option plans; 705,530 shares were available for grant.

     On September 10, 2004, the Board of Directors adopted the 2004 Stock Option Plan which reserves 56,421 preferred shares for issuance. No awards were made under the 2004 Stock Option Plan in the third quarter of 2004. Refer to Note 3 for awards made under the 2004 Stock Option Plan in the fourth quarter of 2004.

Back to Index

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

On January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-1 permitted employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”). Without FSP No. 106-1, plan sponsors would have been required under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date President Bush signed the Act into law. On May 19, 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 supercedes FSP No. 106-1. The provisions of FSP No. 106-2 were effective for the Company’s interim period ending September 24, 2004. In accordance with FSP No. 106-2, the Company concluded that the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. Accordingly, the Company reflected the impact of the Act prospectively as of the start of the third quarter 2004. The impact of the Act resulted in decreases in the accumulated postretirement benefit obligation of approximately $9,100 and in the annual net periodic postretirement benefit costs for 2004 of approximately $900.

Back to Index

3.	Equity-for-Debt Exchange

On September 24, 2004, the Company completed an equity-for-debt exchange offer in which it issued common shares, preferred shares, warrants to purchase common shares, or in some cases to purchase preferred shares, and new notes in exchange for certain of its outstanding debt securities and trust securities. The exchange offer reduced the Company’s existing debt (excluding a reduction in deferred accrued interest of $31,105) by $436,933, improved the Company’s shareholders’ deficit by $448,162 and when combined with the proceeds from the issuance of the 2011 Senior Notes that were used to repay amounts that were outstanding under the Senior Credit Facility, eliminated substantially all material scheduled corporate debt maturities prior to 2011. The exchange offer resulted in an aggregate $623,103 increase in capital stock and paid-in capital, which was partially offset by a $174,941 charge to income. The pretax charge, which was substantially non-cash, related primarily to the exchange of Convertible Notes tendered in the exchange offer.

Accounting for the Equity-for-Debt Exchange:

The following table summarizes the impact of the exchange offer (excluding the subsequent offering period) on the September 24, 2004 condensed consolidated balance sheet:

							2011 Senior
							Notes,
							Series A		September 24,
	Pre-Exchange	2005 Senior	Robbins	Convertible	Trust Preferred	Senior Credit	and		2004 Balance
	Balance Sheet	Notes	Bonds	Notes	Securities	Facility	Series B	Total Change	Sheet

Current Liabilties:
Current installments on long-term debt	$141,463	$—	$(1,676)	$—	$—	$(115,869)	$—	$(117,545)	$23,918
Other current liabilities	1,255,436	—	—	—	—	—	—	—	1,255,436

Total current liabilities	1,396,899	—	(1,676)	—	—	(115,869)	—	(117,545)	1,279,354

Corporate and other debt less current
installments	201,812	(188,583)	—	—	—	—	271,895	83,312	285,124
Subordinated Robbins exit funding obligations
less current installment	112,847	—	(92,020)	—	—	—	—	(92,020)	20,827
Convertible subordinated notes	210,000	—	—	(206,930)	—	—	—	(206,930)	3,070
Subordinated deferrable interest debentures	175,000	—	—	—	(103,750)	—	—	(103,750)	71,250
Deferred accrued interest on subordinated
deferrable interest debentures	52,466	—	—	—	(31,105)	—	—	(31,105)	21,361
Other long-term liabilities	1,028,596	—	—	—	—	—	—	—	1,028,596

Total liabilities	$3,177,620	$(188,583)	$(93,696)	$(206,930)	$(134,855)	$(115,869)	$271,895	$(468,038)	$2,709,582

Shareholders’ deficit:
Preferred stock	$—	$83	$152	$314	$51	$—	$—	$600	$600
Common stock	40,772	8,694	16,163	33,232	3,154	—	—	61,243	102,015
Paid-in capital	201,841	45,993	85,057	372,590	57,620	—	—	561,260	763,101
Accumulated deficit	(826,046)	(15,313)	(10,032)	(205,292)	66,357	(5,861)	(4,800)	(174,941)	(1,000,987)
Accumulated other comprehensive loss	(305,967)	—	—	—	—	—	—	—	(305,967)

Total shareholders’ deficit	$(889,400)	$39,457	$91,340	$200,844	$127,182	$(5,861)	$(4,800)	$448,162	$(441,238)

     The Company exchanged approximately 8,693,676 common shares, approximately 82,411 preferred shares and $141,437 principal amount of 10.359% Senior Notes due 2011, Series A (“2011 Senior Notes-Series A”), for $188,583 of 2005 Senior Notes. This resulted in a pretax charge of $15,313, comprised of a non-cash loss on the exchange of $13,280 (including a premium of $5,657), transaction-related costs of $1,817 and the write-off of unamortized issuance costs of $216. The premium of $5,657 was recorded since the 2011 Senior Notes-Series A fair value was 104% of principal. Finally, the Company capitalized $727 of issuance costs on the 2011 Senior Notes-Series A. After giving effect to the exchange offer, $11,417 of 2005 Senior Notes and $147,095 of 2011 Senior Notes-Series A (including the premium) remain outstanding as of September 24, 2004. Interest on the 2011 Senior Notes-Series A is payable semi-annually in arrears on March 15 and September 15, commencing March 15, 2005.

Back to Index

     The Company exchanged approximately 16,162,501 common shares and approximately 152,481 preferred shares for $93,696 of Robbins Bonds. The Company recorded a pretax charge of $10,032, including a non-cash loss on the exchange of $7,676 and transaction-related costs of $2,356. After giving effect to the exchange offer, $20,512 Series C Robbins Bonds due 2024, $98 Series C Robbins Bonds due 2009 and $231 Series D Robbins Bonds remain outstanding as of September 24, 2004.

     The Company exchanged approximately 33,232,958 common shares and approximately 313,913 preferred shares for $206,930 of Convertible Notes. As a result of the exchange, the Company recorded a pretax charge of $205,292, including non-cash conversion expense of $202,616 as required by SFAS No. 84, “Induced Conversions of Convertible Debt,” and transaction-related costs of $2,676. Additionally, the Company charged unamortized issuance costs of $3,409 against paid-in capital. After giving effect to the exchange offer, $3,070 of Convertible Notes remains outstanding as of September 24, 2004.

     The Company exchanged approximately 3,154,011 common shares, approximately 51,045 preferred shares and warrants to purchase approximately 139,748,960 common shares for $103,750 of Trust Preferred Securities. In conjunction with the exchange, the Company recorded a pretax gain of $66,357, including a non-cash gain on exchange of $74,031 less transaction-related costs of $4,197 and the write-off of unamortized issuance costs of $3,477. After giving effect to the exchange offer, $71,250 of Trust Preferred Securities remains outstanding as of September 24, 2004.

     Concurrent with the exchange offer, the Company also completed a $120,000 private offering of 10.359% Senior Notes due 2011, Series B (“2011 Senior Notes-Series B”). The proceeds of the private offering were used to repay the amounts outstanding under the term loan and revolving credit portions of the Senior Credit Facility totaling $115,869. In conjunction with the exchange, the Company recorded a non-cash pretax charge of $5,861, including the write-off of unamortized issuance costs of $1,598 and unamortized bank fees of $4,263. The Company also recorded a premium of $4,800 since the 2011 Senior Notes-Series B fair value was 104% of principal. Finally, the Company capitalized $941 of issuance costs on the 2011 Senior Notes-Series B. After giving effect to the private offering, the Company has no funded debt outstanding under the Senior Credit Facility and $124,800 of 2011 Senior Notes-Series B (including the premium) outstanding as of September 24, 2004. Interest on the 2011 Senior Notes-Series B is payable semi-annually in arrears on March 15 and September 15, commencing March 15, 2005. The Company filed a Registration Statement on October 20, 2004 to register the offering of 2011 Senior Notes-Series A in exchange for the 2011 Senior Notes-Series B, and launched this offer on October 29, 2004.

     The subsequent offering period for the exchange offer expired on October 20, 2004 and resulted in an immaterial amount of additional securities tendered, the results of which will be recorded in the fourth quarter of 2004.

     As of September 24, 2004, after reflecting the results of the exchange offer, the Company had aggregate indebtedness of $577,000, comprised of the following:

     Corporate and other debts, including the new 2011 Senior Notes are as follows:

	September 24,	December 26,
	2004	2003

Senior Credit Facility	$—	$128,200
6.75% Notes due November 15, 2005	11,400	200,000
2011 Senior Notes-Series A	147,100	—
2011 Senior Notes-Series B	124,800	—
Other	5,400	5,600

	288,700	333,800
Less: Current portion	3,600	100

	$285,100	$333,700

Back to Index

     Special purpose project debt consists of the debt associated with the build, own and operate special purpose operating subsidiaries. The operating results of these companies are consolidated within the Global Power Group and the debt by company is as follows:

	September 24,	December 26,
	2004	2003

Martinez Cogen Limited Partnership	$15,300	$21,900
Foster Wheeler Coque Verde, L.P.	35,100	37,800
Camden County Energy Recovery Associates	77,500	77,500

	127,900	137,200
Less: Current portion	18,900	17,900

	$109,000	$119,300

     Additionally, the Company held the following debt at the close of each period:

	September 24,	December 26,
	2004	2003

Bank loans	$—	$100

Capital lease obligations, net of current portion
($1,400 for both 2004 and 2003)	$63,800	$62,400

Subordinated Robbins exit funding obligations:
1999C Bonds at 7.25% interest
Due annually thru 2009, net of current portion
($10 in 2004 and $1,700 in 2003)	$100	$10,400
Due 2024	20,500	77,200
1999D Accretion Bonds at 7% interest, due 2009	200	24,000

	$20,800	$111,600

Convertible subordinated notes	$3,100	$210,000

Preferred trust securities	$—	$175,000

Subordinated deferrable interest debentures	$71,300	$—

Capital Share Activity

The following table summarizes the capital share activity associated with the exchange offer:

Back to Index

	Units	Common Share Equivalents

Capital Share Activity - as of September 24, 2004
Pre-exchange balance	40,771,560	40,771,560
Common shares issued in conjunction with exchange offer	61,243,146	61,243,146
Preferred shares issued in conjunction with exchange offer	599,850	779,805,198
Warrants to purchase common shares issued to Trust Preferred Security holders	4,150,014	139,748,960
Warrants to purchase common shares issued to existing common shareholders	40,771,560	58,930,085

Balance as of September 24, 2004		1,080,498,949

Capital Share Activity - subsequent to September 24, 2004
Common shares issued in conjunction with exchange offer	8,329	8,329
Preferred shares issued in conjunction with exchange offer	94	121,632
Warrants to purchase common shares issued to Trust Preferred Security holders	2,900	132,221
Warrants to purchase common shares issued to existing common shareholders	-	14,566
Restricted shares issued to management under the Management Restricted Stock Plan
(excludes 10,637,978 restricted stock units granted under the Restricted Stock Plan)	27,036,920	27,036,920
Options to purchase preferred shares issued to management under the 2004 Stock Option Plan	43,103	56,033,900

Balance as of October 20, 2004		1,163,846,517

     The Company issued approximately 61,243,146 common shares and approximately 599,850 preferred shares in connection with the exchange offer consummated on September 24, 2004. An immaterial number of common and preferred shares were issued as part of the subsequent offering period, which expired on October 20, 2004. Provided the Company’s shareholders approve an increase in the number of authorized common shares at a shareholders’ meeting currently scheduled to be held on November 29, 2004, each preferred share will be convertible into 1,300 common shares. Until the increase is approved, voting rights of the holders of the preferred shares are on an as-converted basis.

     The Company issued 4,150,014 Class A warrants to Trust Preferred Security holders that were tendered into the exchange offer as of September 24, 2004. An immaterial number of Class A warrants were issued as part of the subsequent offering period, which expired on October 20, 2004. The Class A warrants allow the holders to purchase common shares or, if the approval of the increase in the authorized common shares is not obtained, preferred shares. Each Class A warrant becomes exercisable on September 24, 2005, at an exercise price of $0.4689 per common share issuable, and expires on September 24, 2009. Each Class A warrant is exercisable, subject to certain conditions, for approximately 33.6827 common shares or, if the approval of the increase in the authorized common shares is not obtained, approximately 0.0259 preferred shares.

     The Company also distributed 40,771,560 Class B warrants to the holders of record of the Company’s common shares at the close of business on September 23, 2004. The Class B warrants allow the holders to purchase common shares or, if the approval of the increase in the authorized common shares is not obtained, preferred shares. Each Class B Warrant becomes exercisable on September 24, 2005, at an exercise price of $0.4689 per common share issuable and expires on September 24, 2007. Each Class B warrant is exercisable, subject to certain conditions, for approximately 1.4457 common shares or, if the approval of the increase in the authorized common shares is not obtained, approximately 0.0011 preferred shares.

     On October 6, 2004, management was issued 37,674,898 restricted common share awards in accordance with the Company’s Management Restricted Stock Plan, of which 27,036,920 were in the form of restricted shares and 10,637,978 were in the form of restricted share units. One third of the restricted awards vest in the fourth quarter of 2005, and the balance vest during the fourth quarter of 2006. The restricted shares have immediate voting rights, and the restricted share units will give the holders voting rights upon vesting.

Back to Index

On October 6, 2004, management also was issued options to purchase 43,103 preferred shares. If the shareholders affirmatively vote at the shareholders’ meeting to increase the number of the Company’s common shares, each such option to purchase a preferred share would be converted into an option to purchase 1,300 common shares. These options have an exercise price of $609.57 (or $0.4689 per common share issuable). One third of the options vest in the fourth quarter of 2005, and the balance vest during the fourth quarter of 2006.

Also, on October 6, 2004, the Company’s Board of Directors approved (i) the grant of 361,298 restricted share units, and (ii) options to purchase 413 preferred shares to the Company’s non-employee directors. If the shareholders affirmatively vote at the shareholders’ meeting to increase the number of the Company’s common shares, each such option to purchase a preferred share would be converted into an option to purchase 1,300 common shares. The options have an exercise price of $609.57 (or $0.4689 per common share issuable). These non-employee director grants are subject to the approval of the Company’s shareholders, who will vote on this matter at the shareholders’ meeting currently scheduled for November 29, 2004. If the grants are approved, the options and restricted share units will vest on December 31, 2005.

4.	Litigation and Uncertainties

Some of the Company’s U.S. subsidiaries, along with many other companies, are defendants in numerous asbestos-related lawsuits and out-of-court informal claims pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by the Company’s subsidiaries during the 1970s and prior. A summary of claim activity for the three months ended September 24, 2004, June 25, 2004 and September 26, 2003 is as follows:

	Number of Claims		Number of Claims	Number of Claims
	Third Quarter 2004		Second Quarter 2004	Third Quarter 2003

Balance at beginning of quarter	170,810		171,480	169,900
New claims	4,290		4,390	6,000
Claims resolved	(4,960)		(5,060)	(3,200)

Balance at end of quarter	170,140	*	170,810	172,700

*Includes an estimated 22,300 claims on inactive court dockets.

     The overall average combined indemnity and defense cost per closed claim since 1993 was approximately $2.0. In view of the many uncertainties associated with asbestos bodily injury claims, the Company believes that the average cost may increase in the future.

     The amount spent for the three months ended September 24, 2004 and September 26, 2003 on asbestos litigation defense and case resolution, all of which was reimbursed from insurance coverage, was $21,400 and $20,500, respectively. The payments in 2004 were funded from settlements with insurance companies, as discussed below.

     The Company has recorded total liabilities of $511,500, comprised of an estimated liability relating to open (outstanding) claims of approximately $297,500 and an estimated liability relating to future unasserted claims of approximately $214,000. Of the total, $75,000 is recorded in accrued expenses and $436,500 is recorded in asbestos-related liability on the condensed consolidated balance sheet. These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type; and the breakdown of known and future claims into disease type. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity payments are estimated to be incurred through the year 2018, during which period new claims are expected to decline from year to year. Recently received claims also suggest that the percentage of claims to be closed without payment of indemnity costs should increase as claims are resolved during the next few years. The Company believes that it is likely that there will be new claims filed after 2018, but in light of uncertainties inherent in long-term forecasts, the Company does not believe that it can reasonably estimate defense and/or indemnity costs which might be incurred after 2018. Nonetheless, the Company plans to update its forecasts periodically to take into consideration its future experience and other considerations such as legislation to update its estimate of future costs and expected insurance recoveries. Historically, defense costs have represented approximately 22% of total costs. Through September 24, 2004, total indemnity costs paid, prior to insurance recoveries, were approximately $421,700 and total defense costs paid were approximately $116,300.

Back to Index

     The number of new asbestos claims received during the first three quarters of 2004 continues to be less than forecast at year-end 2003. While the reduced number of new claims has been relatively consistent throughout 2004, management does not believe sufficient data exists at this time to warrant a reduction in the projected asbestos liability.

     The Company has recorded assets of $494,000 relating to probable insurance recoveries, of which approximately $95,000 is recorded in accounts and notes receivables, and $399,000 is recorded as long-term. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending proceedings with certain insurers, as well as recoveries under settlements with other insurers.

     As of September 24, 2004, $231,000 was contested by the subsidiaries’ insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the subsidiaries’ various insurers and the subsidiaries as self-insurers. The Company believes that any amounts that its subsidiaries might be allocated as self-insurer would be immaterial. Based on the nature of the litigation and opinions received from outside counsel, the Company also believes that the possibility of not recovering the full amount of the asset is remote.

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

Back to Index

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

     The Company retained a long-term contract with a government agency in connection with the Environmental sale. The contract is scheduled to be completed in four phases. The first phase was for the design, permitting and licensing of a spent fuel facility. This phase was completed for a price of $66,700. The first phase of this project was profitable, but the close-out of this phase resulted in increased costs. An $11,900 charge was recorded in 2003. The Company has submitted requests for equitable adjustment related to this contract and, at September 24, 2004 and December 26, 2003, the Company’s financial statements reflect anticipated collection of $0 from these requests for equitable adjustment.

     The second phase of the contract is billed on a cost-plus-fee basis and is expected to conclude in 2004. In this phase, the Company must respond to any questions regarding the initial design included in phase one. Phase three, which is for the construction, start-up and testing of the facility for a fixed contractual price of $114,000, subject to escalation, and is contractually scheduled to commence in late 2004. The actual commencement of this phase will be delayed as a result of the significant delay in the issuance of the NRC license for the facility. This delay will also result in substantial additional facility costs. The Company anticipates submitting requests for equitable adjustment to compensate for such delays and additional costs following receipt of the NRC facility license. This phase would begin with the purchase of long lead items followed by the construction activities. Construction is expected to last two years and requires that a subsidiary of the Company fund the construction cost. Foster Wheeler USA Corporation, the parent company of Environmental, provided a performance guarantee on the project. In addition, a surety bond for the

Back to Index

full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years. The Company and the government agency have engaged in discussions about possibly restructuring or terminating subsequent phases of the contract. If the project were to proceed, the Company intends to seek third party financing to fund the majority of the construction costs, but there can be no assurance that the Company will secure such financing on acceptable terms, or at all. There also can be no assurance that the Company will be able to obtain the required surety bond. If the Company cannot obtain third party financing or the required surety bond, the Company’s participation would be uncertain. This could have a material adverse effect on the Company’s financial condition, results of operations, and cash flow. No claims have been raised by the government agency against the Company. The ultimate potential liability to the Company would arise in the event that the government agency terminates the contract (for example, due to the Company’s inability to continue with the contract) and re-bids the contract under its exact terms and the resulting cost to the government agency is greater than it would have been under the existing terms with the Company. The Company does not believe a claim is probable and is unable to estimate the possible loss that could occur as a result of any claims. Additionally, the Company believes that it has good legal defenses should the government agency decide to pursue any such action.

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

     The bonds outstanding on the Camden Project are public debt, not debt of either the Company or CCERA, and the bonds are not guaranteed by the Company. If the State was to fail to subsidize the debt service, and there were to be a default on a debt service payment, the bondholders might proceed to attempt to exercise their remedies.

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

Back to Index

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

     The Company currently owns and operates industrial facilities and has also transferred its interests in industrial facilities that it formerly owned or operated. It is likely that as a result of its current or former operations, such facilities have been impacted by hazardous substances. The Company is not aware of any conditions at its currently owned facilities that it expects will cause the Company to incur material costs which have not been accrued.

     The Company also may receive claims, pursuant to indemnity obligations from owners of recently sold facilities that may require the Company to incur costs for investigation and/or remediation. No assurance can be provided that the Company will not discover environmental conditions at its currently owned or operated properties, or that additional claims will not be made with respect to formerly owned properties, requiring the Company to incur material expenditures to investigate and/or remediate such conditions. The Company is not aware of any conditions at its formerly owned facilities that it expects will cause the Company to incur material costs which have not been accrued.

     In February 1988, one of the Company’s subsidiaries, Foster Wheeler Energy Corporation (“FWEC”), entered into a Consent Agreement and Order (“Order”) with the United States Environmental Protection Agency (“USEPA”) and the Pennsylvania Department of Environmental Protection (“PADEP”) regarding its former manufacturing facility in Mountaintop, Pennsylvania. The Order essentially required FWEC to investigate and remediate as necessary contaminants, including trichloroethylene (“TCE”), in the soil and groundwater at the facility. Pursuant to the Order, FWEC in 1993 installed a “pump and treat” system to remove TCE from the groundwater. It is not possible at the present time to predict how long FWEC will be required to operate and maintain the system. The annual cost of operating and maintaining the system has not been material.

     In September 2004, FWEC sampled the domestic water supply of approximately 16 residences in Mountaintop, and it received validated testing data regarding that sampling in October 2004. The residences are located approximately one mile to the southwest of the historic source of the TCE at FWEC’s former facility, and it is believed they use private wells for domestic water. The results of this sampling indicated that TCE was present in the water at several of the residences at levels in excess of Safe Drinking Water Act standards. Since the initial round of testing, FWEC has tested more wells. As of October 24, 2004, the number of wells containing TCE in excess of the standards is approximately 25. The source of the TCE in the wells has not yet been determined. FWEC is working closely with the appropriate regulatory authorities in responding to this situation. FWEC is providing the affected residences with temporary replacement water and will be arranging to have filters installed on the residences’ water system to remove the TCE. The cost of doing so is not expected to be material. If other sources of the TCE are identified, FWEC will evaluate its options regarding the recovery of the costs it has incurred, which options could include seeking to recover those costs from those determined to be the source. Given the very recent identification of the TCE in the residential wells and the preliminary stage of the investigations, FWEC is otherwise unable to estimate the potential financial impact of the foregoing on FWEC.

Back to Index

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

     The Company’s project claims have increased as a result of the increase in lump-sum contracts executed between the years 1992 and 2000. Project claims are claims brought by the Company against project owners for costs exceeding the contract price or amounts not included in the original contract price. These claims typically arise from changes in the initial scope of work or from owner-caused delays. These claims are often subject to lengthy arbitration or litigation proceedings. The costs associated with these changes or owner-caused delays include additional direct costs, such as labor and material costs associated with the performance of the additional work, as well as indirect costs that may arise due to delays in the completion of the project, such as increased labor costs resulting from changes in labor markets. The Company has used significant additional working capital in projects with cost overruns pending the resolution of the relevant project claims. The Company cannot assure that project claims will not continue in the future. As of September 24, 2004 and December 26, 2003, the Company had recorded a commercial claims receivable of approximately $2,300 and $0. The increase is due to claims recorded in accordance with SOP 81-1, as discussed under “Revenue Recognition on Long-Term Contracts.” The claims were recorded in the Company’s European operations. The Company established a provision for the balance of outstanding commercial claims as of December 27, 2002 to bring the net book value of such claims to $0. At that time, the Company revised its estimates of claim revenues to reflect recent adverse recovery experience due to management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. The Company continues to pursue these claims, but there can be no assurance that it will recover the full amount of the claims, or anything at all. At September 24, 2004, the Company had approximately $12,000 in requests for equitable adjustments recorded in contracts in process. This amount relates primarily to a claim against a U.S. Government agency for a project currently being executed. If this claim were to be unsuccessful, the costs would be charged to cost of operating revenues.

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

5.	Changes in Shareholders’ Deficit

Changes in Shareholders’ Deficit for the nine months ended September 24, 2004 were as follows:

							Accumulated Other Comprehensive Loss
	Preferred Stock		Common Stock					Total Shareholders’ Deficit
					Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount

Balance at December 26, 2003	—	$—	40,771,560	$40,772	$201,841	$(811,054)	$(303,999)	$(872,440)
Net loss	—	—	—	—	—	(189,933)	—	(189,933)
Shares issued in connection with exchange
offer	599,850	600	61,243,146	61,243	561,260	—	—	623,103
Foreign currency translation adjustment	—	—	—	—	—	—	(1,968)	(1,968)

Balance at September 24, 2004	599,850	$600	102,014,706	$102,015	$763,101	$(1,000,987)	$(305,967)	$(441,238)

See Note 3 for additional information regarding the capital shares issued as part of the equity-for-debt exchange.

6.	Major Business Groups

Management uses several financial metrics to measure the performance of the Company’s business segments. EBITDA is the primary earnings measure used by the Company’s chief decision makers. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has presented EBITDA for each of its business segments below.

Back to Index

		Engineering		Corporate and
		and	Global Power	Financial
	Total	Construction	Group	Services (1)

For the three months ended September 24, 2004
Third party revenue	$732,397	$454,178	$276,807	$1,412
Intercompany revenue	—	2,583	5,241	(7,824)

Total revenue	$732,397	$456,761	$282,048	$(6,412)

EBITDA (4)	$(171,787)	$21,105	$(1,695)	$(191,197)

Less: Interest expense (2)	26,474
Less: Depreciation and amortization	7,725

Loss before income taxes	(205,986)
Income tax provision	9,484

Net loss	$(215,470)

For the three months ended September 26, 2003
Third party revenue	$896,198	$573,259	$319,445	$3,494
Intercompany revenue	—	2,257	1,939	(4,196)

Total revenue	$896,198	$575,516	$321,384	$(702)

EBITDA (5)	$13,174	$19,927	$33,789	$(40,542)

Less: Interest expense (3)	25,948
Less: Depreciation and amortization	8,837

Loss before income taxes	(21,611)
Income tax provision	5,286

Net loss	$(26,897)

For the nine months ended September 24, 2004
Third party revenue	$2,104,545	$1,295,346	$795,005	$14,194
Intercompany revenue	—	7,899	13,172	(21,071)

Total revenue	$2,104,545	$1,303,245	$808,177	$(6,877)

EBITDA (6)	$(45,564)	$112,235	$67,018	$(224,817)

Less: Interest expense (2)	77,554
Less: Depreciation and amortization	24,129

Loss before income taxes	(147,247)
Income tax provision	42,686

Net loss	$(189,933)

For the nine months ended September 26, 2003
Third party revenue	$2,642,872	$1,579,998	$1,052,893	$9,981
Intercompany revenue	—	7,507	4,206	(11,713)

Total revenue	$2,642,872	$1,587,505	$1,057,099	$(1,732)

EBITDA (7)	$41,384	$46,985	$93,955	$(99,556)

Less: Interest expense (3)	70,639
Less: Depreciation and amortization	27,121

Loss before income taxes	(56,376)
Income tax provision	19,679

Net loss	$(76,055)

(1)	Includes general corporate income and expense, the Company’s captive insurance operation, restructuring expenses and consolidating eliminations.
(2)	Includes interest expense on subordinated deferrable interest debentures of $4,752 and $14,445 for the three and nine months ended September 24, 2004, respectively.
(3)	Includes mandatorily redeemable preferred security distributions of subsidiary trust of $4,584 and $13,443 for the three and nine months ended September 26, 2003, respectively.

Back to Contents

(4)	Includes gains/(charges) associated with the re-evaluation of contract cost estimates of $8,200 in the Engineering & Construction Group (“E&C”) and $(20,500) in the Global Power Group (“Global Power”); a $174,900 charge associated with the consummation of the equity-for-debt exchange in Corporate and Financial Services (“C&F”); an aggregate charge of $1,400 for restructuring and credit agreement costs in C&F; and an aggregate charge of $2,100 for severance costs and legal settlements ($2,400 charge in E&C, $400 gain in Global Power and $100 charge in C&F).
(5)	Includes gains/(charges) associated with the re-evaluation of contract cost estimates of $3,700 in E&C and $(300) in Global Power; a $15,100 impairment loss on the anticipated sale of a domestic corporate office building in C&F; and an aggregate charge of $14,400 for restructuring and credit agreement costs, severance costs, pension curtailment and legal settlements and other provisions ($1,200 gain in E&C, $1,200 charge in Global Power and $14,400 charge in C&F).
(6)	Includes gains/(charges) associated with the re-evaluation of contract cost estimates of $51,900 in E&C and $(41,000) in Global Power; a gain of $13,400 on the settlement of asbestos litigation in C&F; a gain of $19,200 on the sale of development rights to certain power projects in Europe in E&C; a $174,900 charge associated with the consummation of the equity-for-debt exchange in C&F; an aggregate charge of $15,200 for restructuring and credit agreement costs in C&F; and an aggregate gain of $200 for severance costs and legal settlements ($3,000 charge in E&C, $3,300 gain in Global Power and $100 charge in C&F).
(7)	Includes charges associated with the re-evaluation of project claim estimates and contract cost estimates of $29,900 in E&C and $2,300 in Global Power; a net gain of $15,300 in E&C resulting from the sale of Foster Wheeler Environmental Corporation; a $15,100 impairment loss on the anticipated sale of a domestic corporate office building; and an aggregate charge of $54,900 for restructuring and credit agreement costs, severance costs, pension curtailment and legal settlements and other provisions ($1,000 charge in E&C, $4,500 charge in Global Power and $49,400 charge in C&F).

Operating revenues by industry segment for the three and nine-month periods ended September 24, 2004 and September 26, 2003 were as follows:

	Three Months Ended		Nine Months Ended

	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003

Power	$275,797	$338,974	$851,389	$1,152,772
Oil and gas/refinery	291,010	349,156	779,241	846,954
Pharmaceutical	101,319	88,705	261,136	239,151
Chemical	34,674	67,515	90,275	173,522
Environmental	11,879	13,886	35,442	112,303	*
Power production	27,661	33,236	82,040	95,006
Eliminations and other	(21,786)	(4,899)	(77,591)	(26,805)

Total operating revenues	$720,554	$886,573	$2,021,932	$2,592,903

*The decline in operating revenues in the environmental industry segment resulted from the sale of certain assets of Environmental on March 7, 2003. The operating revenues in this segment for the nine months ended September 26, 2003 included approximately $66,000 from Environmental.

Back to Contents

7.	Consolidating Financial Information

	A.	2005 Senior Notes

As a result of the reorganization on May 25, 2001, Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the 6.75% Senior Notes due November 15, 2005 (“2005 Senior Notes”). In connection with the Senior Credit Facility, Foster Wheeler Ltd. and the following companies issued guarantees in favor of the holders of the Senior Notes: Equipment Consultants, Inc., Foster Wheeler Holdings Ltd. (formerly known as Foreign Holdings Ltd.), Foster Wheeler Asia Limited, Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Enviresponse, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler North America Corp. (formerly known as “Foster Wheeler Power Group, Inc.”), Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Mortshal, Inc., FW Technologies Holding LLC, HFM International, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc., and Perryville III Trust. Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC and each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Company.

On September 24, 2004, the Company completed an equity-for-debt exchange offer in which it issued common shares, preferred shares and new 2011 Senior Notes-Series A in exchange for a portion of the 2005 Senior Notes. See Note 3 for further details regarding the exchange offer including the amount of 2005 Senior Notes exchanged and the remaining outstanding balance.

The following represents summarized condensed consolidating financial information as of September 24, 2004 and December 26, 2003 with respect to the financial position, and for the three and nine months ended September 24, 2004 and September 26, 2003 for results of operations and for the nine months ended September 24, 2004 and September 26, 2003 for cash flows.

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

Back to Contents

7.	Consolidating Financial Information – (Continued)

	A.	2005 Senior Notes - (Continued)

FOSTER WHEELER LTD. CONDENSED CONSOLIDATING BALANCE SHEET September 24, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$28,687	$257,688	$—	$286,375
Accounts and notes receivable, net	416,173	173,641	109,180	703,878	(909,305)	493,567
Contracts in process and inventories	—	—	53,058	171,946	(9,866)	215,138
Investment and advances	—	—	60,667	—	(60,667)	—
Other current assets	—	—	984	71,221	—	72,205

Total current assets	416,173	173,641	252,576	1,204,733	(979,838)	1,067,285
Investments in subsidiaries and others	(1,063,957)	(632,786)	(109,297)	101,459	1,806,128	101,547
Land, buildings & equipment, net	—	—	43,245	235,931	—	279,176
Notes and accounts receivable - long-term	210,000	487,108	280,515	410,397	(1,376,748)	11,272
Intangible assets, net	—	—	99,650	20,083	—	119,733
Asbestos-related insurance recovery receivable	—	398,992	—	—	—	398,992
Other assets	—	6,179	81,663	202,497	—	290,339

TOTAL ASSETS	$(437,784)	$433,134	$648,352	$2,175,100	$(550,458)	$2,268,344

Liabilities & Shareholders’ (Deficit)/Equity

Accounts payable and accrued expenses	$436	$493,166	$564,218	$447,839	$(919,171)	$586,488
Estimated costs to complete long-term contracts	—	—	80,462	397,437	—	477,899
Other current liabilities	(52)	(1,085)	17,786	198,318	—	214,967

Total current liabilities	384	492,081	662,466	1,043,594	(919,171)	1,279,354
Corporate and other debt	—	283,312	44,621	20,980	—	348,913
Special-purpose project debt	—	—	—	109,026	—	109,026
Pension, postretirement and other employee
benefits	—	—	192,908	94,516	—	287,424
Asbestos-related liability	—	436,490	—	—	—	436,490
Other long-term liabilities and minority interest	—	213,863	791,487	880,145	(1,732,267)	153,228
Subordinated Robbins obligations	—	—	20,827	—	—	20,827
Convertible subordinated notes	3,070	—	—	—	—	3,070
Subordinated deferrable interest debentures	—	71,250	—	—	—	71,250

TOTAL LIABILITIES	3,454	1,496,996	1,712,309	2,148,261	(2,651,438)	2,709,582

Capital stock and paid-in capital	865,716	242,613	242,613	254,500	(739,726)	865,716
Accumulated deficit	(1,000,987)	(1,000,508)	(1,000,603)	(27,851)	2,028,962	(1,000,987)
Accumulated other comprehensive loss	(305,967)	(305,967)	(305,967)	(199,810)	811,744	(305,967)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(441,238)	(1,063,862)	(1,063,957)	26,839	2,100,980	(441,238)

TOTAL LIABILITIES AND SHAREHOLDERS’
(DEFICIT)/EQUITY	$(437,784)	$433,134	$648,352	$2,175,100	$(550,458)	$2,268,344

Back to Contents

7.	Consolidating Financial Information – (Continued)

	A.	2005 Senior Notes - (Continued)

FOSTER WHEELER LTD. CONDENSED CONSOLIDATING BALANCE SHEET December 26, 2003

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets

Cash and cash equivalents	$—	$—	$32,984	$331,111	$—	$364,095
Accounts and notes receivable, net	—	272,361	111,142	798,644	(625,733)	556,414
Contracts in process and inventories	—	—	121,527	60,876	(9,110)	173,293
Investment and advances	—	—	88,641	—	(88,641)	—
Other current assets	—	—	4,310	76,264	—	80,574

Total current assets	—	272,361	358,604	1,266,895	(723,484)	1,174,376
Investments in subsidiaries and others	(872,080)	(919,588)	407,023	98,651	1,384,645	98,651
Land, buildings & equipment, net	—	—	64,315	245,300	—	309,615
Notes and accounts receivable - long-term	210,000	575,118	281,108	458,490	(1,517,940)	6,776
Intangible assets, net	—	—	101,664	21,025	—	122,689
Asbestos-related insurance recovery receivable	—	495,400	—	—	—	495,400
Other assets	—	28,478	83,898	186,647	—	299,023

TOTAL ASSETS	$(662,080)	$451,769	$1,296,612	$2,277,008	$(856,779)	$2,506,530

Liabilities & Shareholders’ (Deficit)/Equity

Accounts payable and accrued expenses	$412	$78,278	$723,122	$519,693	$(634,843)	$686,662
Estimated costs to complete long-term contracts	—	—	162,168	390,586	—	552,754
Other current liabilities	(52)	(1,085)	17,209	118,272	—	134,344

Total current liabilities	360	77,193	902,499	1,028,551	(634,843)	1,373,760
Corporate and other debt	—	328,163	44,120	23,819	—	396,102
Special-purpose project debt	—	—	—	119,281	—	119,281
Pension, postretirement and other employee benefits	—	—	216,281	78,852	—	295,133
Asbestos-related liability	—	526,200	—	—	—	526,200
Other long-term liabilities and minority interest	—	392,221	894,203	763,125	(1,877,644)	171,905
Subordinated Robbins obligations	—	—	111,589	—	—	111,589
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred Trust Securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,360	1,323,777	2,168,692	2,188,628	(2,512,487)	3,378,970

Common stock and paid-in capital	242,613	242,613	242,613	325,741	(810,967)	242,613
Accumulated deficit	(811,054)	(810,622)	(810,694)	(33,254)	1,654,570	(811,054)
Accumulated other comprehensive loss	(303,999)	(303,999)	(303,999)	(204,107)	812,105	(303,999)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(872,440)	(872,008)	(872,080)	88,380	1,655,708	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’
(DEFICIT)/EQUITY	$(662,080)	$451,769	$1,296,612	$2,277,008	$(856,779)	$2,506,530

Back to Contents

7.	Consolidating Financial Information – (Continued)

	A.	2005 Senior Notes - (Continued)
FOSTER WHEELER LTD. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) Three Months Ended September 24, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$125,198	$612,907	$(17,551)	$720,554
Other income	3,188	13,907	8,185	18,371	(31,808)	11,843

Total revenues and other income	3,188	13,907	133,383	631,278	(49,359)	732,397

Cost of operating revenues	—	—	107,838	583,200	(17,551)	673,487
Selling, general and administrative expenses	—	—	18,422	36,438	—	54,860
Other deductions and minority interest	(1)	113	2,255	6,533	(279)	8,621
Loss on equity-for-debt exchange	—	164,910	10,031	—	—	174,941
Interest expense *	3,197	18,516	18,458	17,832	(31,529)	26,474
Equity in net loss of subsidiaries	(215,462)	(45,825)	(193,047)	—	454,334	—

Loss before income taxes	(215,470)	(215,457)	(216,668)	(12,725)	454,334	(205,986)
(Benefit)/provision for income taxes	—	—	(1,206)	10,690	—	9,484

Net loss	(215,470)	(215,457)	(215,462)	(23,415)	454,334	(215,470)

Other comprehensive income:
Foreign currency translation adjustment	7,730	7,730	7,730	6,464	(21,924)	7,730
Minimum pension liability adjustment,
net of $0 tax benefit	—	—	—	—	—	—

Net comprehensive loss	$(207,740)	$(207,727)	$(207,732)	$(16,951)	$432,410	$(207,740)

*	Includes interest expense on subordinated deferrable interest debentures of $4,752.

Back to Index

7.	Consolidating Financial Information – (Continued)

	A.	2005 Senior Notes - (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
Nine Months Ended September 24, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$374,128	$1,720,284	$(72,480)	$2,021,932
Other income	10,013	42,241	45,645	80,671	(95,957)	82,613

Total revenues and other income	10,013	42,241	419,773	1,800,955	(168,437)	2,104,545

Cost of operating revenues	—	—	288,406	1,577,702	(72,480)	1,793,628
Selling, general and administrative expenses	—	—	57,433	111,069	—	168,502
Other deductions and minority interest	1	292	24,694	13,363	(1,183)	37,167
Loss on equity-for-debt exchange	—	164,910	10,031	—	—	174,941
Interest expense *	10,036	54,045	55,527	52,720	(94,774)	77,554
Equity in net loss of subsidiaries	(189,909)	(12,880)	(170,677)	—	373,466	—

(Loss)/earnings before income taxes	(189,933)	(189,886)	(186,995)	46,101	373,466	(147,247)
Provision for income taxes	—	—	2,914	39,772	—	42,686

Net (loss)/earnings	(189,933)	(189,886)	(189,909)	6,329	373,466	(189,933)

Other comprehensive (loss)/income:
Foreign currency translation adjustment	(1,968)	(1,968)	(1,968)	4,297	(361)	(1,968)
Minimum pension liability adjustment,
net of $0 tax benefit	—	—	—	—	—	—

Net comprehensive (loss)/income	$(191,901)	$(191,854)	$(191,877)	$10,626	$373,105	$(191,901)

* Includes interest expense on subordinated deferrable interest debentures of $14,445.

Back to Index

7.	Consolidating Financial Information – (Continued)

	A.	2005 Senior Notes - (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME
Three Months Ended September 26, 2003

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$224,631	$678,389	$(16,447)	$886,573
Other income	3,413	22,147	8,015	13,026	(36,976)	9,625

Total revenues and other income	3,413	22,147	232,646	691,415	(53,423)	896,198

Cost of operating revenues	—	—	200,716	622,225	(16,447)	806,494
Selling, general and administrative expenses	—	—	18,121	27,857	—	45,978
Other deductions and minority interest	—	46	32,848	7,689	(1,194)	39,389
Interest expense *	3,434	17,361	14,649	26,286	(35,782)	25,948
Equity in net (loss)/earnings of subsidiaries	(26,876)	(31,612)	4,508	—	53,980	—

(Loss)/earnings before income taxes	(26,897)	(26,872)	(29,180)	7,358	53,980	(21,611)
Provision for income taxes	—	—	(2,304)	7,590	—	5,286

Net loss	(26,897)	(26,872)	(26,876)	(232)	53,980	(26,897)

Other comprehensive loss:
Foreign currency translation adjustment	(415)	(415)	(415)	(415)	1,245	(415)
Minimum pension liability adjustment,
net of $0 tax benefit	—	—	—	—	—	—

Net comprehensive loss	$(27,312)	$(27,287)	$(27,291)	$(647)	$55,225	$(27,312)

* Includes mandatorily redeemable preferred security distributions of subsidiary trust of $4,584.

Back to Index

7.	Consolidating Financial Information – (Continued)

	A.	2005 Senior Notes - (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME
Nine Months Ended September 26, 2003

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$740,239	$1,914,746	$(62,082)	$2,592,903
Other income	10,238	49,482	43,812	58,241	(111,804)	49,969

Total revenues and other income	10,238	49,482	784,051	1,972,987	(173,886)	2,642,872

Cost of operating revenues	—	—	707,445	1,747,475	(62,082)	2,392,838
Selling, general and administrative expenses	—	—	62,436	82,670	—	145,106
Other deductions and minority interest	5	101	70,228	23,812	(3,481)	90,665
Interest expense *	10,303	45,695	43,063	79,901	(108,323)	70,639
Equity in net (loss)/earnings of subsidiaries	(75,985)	(79,659)	24,694	—	130,950	—

(Loss)/earnings before income taxes	(76,055)	(75,973)	(74,427)	39,129	130,950	(56,376)
Provision for income taxes	—	—	1,558	18,121	—	19,679

Net (loss)/earnings	(76,055)	(75,973)	(75,985)	21,008	130,950	(76,055)

Other comprehensive loss:
Foreign currency translation adjustment	(1,131)	(1,131)	(1,131)	(1,131)	3,393	(1,131)
Minimum pension liability adjustment,
net of $0 tax benefit	(13,511)	(13,511)	(13,511)	—	27,022	(13,511)

Net comprehensive (loss)/income	$(90,697)	$(90,615)	$(90,627)	$19,877	$161,365	$(90,697)

* Includes mandatorily redeemable preferred security distributions of subsidiary trust of $13,443.

Back to Index

7.	Consolidating Financial Information – (Continued)

	A.	2005 Senior Notes - (Continued)

FOSTER WHEELER LTD. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Nine Months Ended September 24, 2004

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by
operating activities	$(24)	$(16,832)	$(40,021)	$26,250	$(15,699)	$(46,326)

Cash Flows from Investing Activities
Change in restricted cash	—	—	22	(12,222)		(12,200)
Capital expenditures	—	—	554	(8,031)		(7,477)
Proceeds from sale of assets	—	—	16,709	342		17,051
(Increase)/decrease in investment
and advances	—	—	27,974	(27,974)		—
Increase in short-term investments	—	—	—	(7,330)	—	(7,330)

Net cash provided/(used) by
investing activities	—	—	45,259	(55,215)	—	(9,956)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(15,699)	15,699	—
Decrease in short-term debt	—	—	—	(121)		(121)
Proceeds from long-term debt	—	120,000	—	—		120,000
Repayment of long-term debt	—	(128,163)	—	(10,560)		(138,723)
Other	24	24,995	(9,895)	(17,787)	—	(2,663)

Net cash provided/(used) by
financing activities	24	16,832	(9,895)	(44,167)	15,699	(21,507)

Effect of exchange rate changes on
cash and cash equivalents	—	—	360	(291)	—	69

Decrease in cash and
cash equivalents	—	—	(4,297)	(73,423)	—	(77,720)
Cash and cash equivalents,
beginning of period	—	—	32,984	331,111	—	364,095

Cash and cash equivalents,
end of period	$—	$—	$28,687	$257,688	$—	$286,375

Back to Index

7.	Consolidating Financial Information – (Continued)

	A.	2005 Senior Notes - (Continued)

FOSTER WHEELER LTD. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Nine Months Ended September 26, 2003

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by
operating activities	$(70)	$(1,270)	$(192,533)	$177,975	$(2,443)	$(18,341)

Cash Flows from Investing Activities
Change in restricted cash	—	—	15,393	24,188	—	39,581
Capital expenditures	—	—	(886)	(10,086)	—	(10,972)
Proceeds from sale of assets	—	—	78,928	1,362	—	80,290
Increase in short-term investments	—	—	—	(7,361)	—	(7,361)

Net cash provided by
investing activities	—	—	93,435	8,103	—	101,538

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(2,443)	2,443	—
Decrease in short-term debt	—	—	—	(14,826)	—	(14,826)
Repayment of long-term debt	—	(11,444)	376	(9,198)	—	(20,266)
Other	70	12,714	102,082	(117,745)	—	(2,879)

Net cash provided/(used) by
financing activities	70	1,270	102,458	(144,212)	2,443	(37,971)

Effect of exchange rate changes on
cash and cash equivalents	—	—	956	17,216	—	18,172

Increase in cash and
cash equivalents	—	—	4,316	59,082	—	63,398
Cash and cash equivalents,
beginning of period	—	—	19,771	324,534	—	344,305

Cash and cash equivalents,
end of period	$—	$—	$24,087	$383,616	$—	$407,703

Back to Index

7.	Consolidating Financial Information – (Continued)

	B.	Convertible Subordinated Notes

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

On September 24, 2004, the Company completed an equity-for-debt exchange offer in which it issued common shares and preferred shares in exchange for a portion of the Convertible Notes. See Note 3 for further details regarding the exchange offer including the amount of debt exchanged and the remaining outstanding balance.

The following represents summarized condensed consolidating financial information as of September 24, 2004 and December 26, 2003 with respect to the financial position, and for the three and nine months ended September 24, 2004 and September 26, 2003 for results of operations and for the nine months ended September 24, 2004 and September 26, 2003 for cash flows.

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

Back to Index

7.	Consolidating Financial Information – (Continued)

	B.	Convertible Subordinated Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET
September 24, 2004

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets

Cash and cash equivalents	$—	$—	$286,375	$—	$286,375
Accounts and notes receivable, net	416,173	173,641	398,567	(494,814)	493,567
Contracts in process and inventories	—	—	215,138	—	215,138
Other current assets	—	—	72,205	—	72,205

Total current assets	416,173	173,641	972,285	(494,814)	1,067,285
Investments in subsidiaries and others	(1,063,957)	(632,786)	(329,529)	2,127,819	101,547
Land, buildings & equipment, net	—	—	279,176	—	279,176
Notes and accounts receivable — long-term	210,000	487,108	11,272	(697,108)	11,272
Intangible assets, net	—	—	119,733	—	119,733
Asbestos-related insurance recovery receivable	—	398,992	—	—	398,992
Other assets	—	6,179	284,160	—	290,339

TOTAL ASSETS	$(437,784)	$433,134	$1,337,097	$935,897	$2,268,344

Liabilities & Shareholders’ Deficit

Accounts payable and accrued expenses	$436	$493,166	$587,700	$(494,814)	$586,488
Estimated costs to complete long-term contracts	—	—	477,899	—	477,899
Other current liabilities	(52)	(1,085)	216,104	—	214,967

Total current liabilities	384	492,081	1,281,703	(494,814)	1,279,354
Corporate and other debt	—	283,312	65,601	—	348,913
Special-purpose project debt	—	—	109,026	—	109,026
Pension, postretirement and other employee
benefits	—	—	287,424	—	287,424
Asbestos-related liability	—	436,490	—	—	436,490
Other long-term liabilities and minority interest	—	213,863	636,473	(697,108)	153,228
Subordinated Robbins obligations	—	—	20,827	—	20,827
Convertible subordinated notes	3,070	—	—	—	3,070
Subordinated deferrable interest debentures	—	71,250	—	—	71,250

TOTAL LIABILITIES	3,454	1,496,996	2,401,054	(1,191,922)	2,709,582

Capital stock and paid-in capital	865,716	242,613	242,613	(485,226)	865,716
Accumulated deficit	(1,000,987)	(1,000,508)	(1,000,603)	2,001,111	(1,000,987)
Accumulated other comprehensive loss	(305,967)	(305,967)	(305,967)	611,934	(305,967)

TOTAL SHAREHOLDERS’ DEFICIT	(441,238)	(1,063,862)	(1,063,957)	2,127,819	(441,238)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(437,784)	$433,134	$1,337,097	$935,897	$2,268,344

Back to Index

7.	Consolidating Financial Information – (Continued)

	B.	Convertible Subordinated Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET
December 26, 2003

		Guarantor	Non-Guarantor
	Foster Wheeler Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets

Cash and cash equivalents	$—	$—	$364,095	$—	$364,095
Accounts and notes receivable, net	—	272,361	497,096	(213,043)	556,414
Contracts in process and inventories	—	—	173,293	—	173,293
Other current assets	—	—	80,574	—	80,574

Total current assets	—	272,361	1,115,058	(213,043)	1,174,376
Investments in subsidiaries and others	(872,080)	(919,588)	146,231	1,744,088	98,651
Land, buildings & equipment, net	—	—	309,615	—	309,615
Notes and accounts receivable — long-term	210,000	575,118	181,716	(960,058)	6,776
Intangible assets, net	—	—	122,689	—	122,689
Asbestos-related insurance recovery receivable	—	495,400	—	—	495,400
Other assets	—	28,478	270,545	—	299,023

TOTAL ASSETS	$(662,080)	$451,769	$2,145,854	$570,987	$2,506,530

Liabilities & Shareholders’ Deficit

Accounts payable and accrued expenses	$412	$78,278	$821,015	$(213,043)	$686,662
Estimated costs to complete long-term contracts	—	—	552,754	—	552,754
Other current liabilities	(52)	(1,085)	135,481	—	134,344

Total current liabilities	360	77,193	1,509,250	(213,043)	1,373,760
Corporate and other debt	—	328,163	67,939	—	396,102
Special-purpose project debt	—	—	119,281	—	119,281
Pension, postretirement and other employee
benefits	—	—	295,133	—	295,133
Asbestos-related liability	—	526,200	—	—	526,200
Other long-term liabilities and minority interest	—	392,221	739,742	(960,058)	171,905
Subordinated Robbins obligations	—	—	111,589	—	111,589
Convertible subordinated notes	210,000	—	—	—	210,000
Preferred Trust Securities	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,360	1,323,777	3,017,934	(1,173,101)	3,378,970

Common stock and paid in capital	242,613	242,613	242,613	(485,226)	242,613
Accumulated deficit	(811,054)	(810,622)	(810,694)	1,621,316	(811,054)
Accumulated other comprehensive loss	(303,999)	(303,999)	(303,999)	607,998	(303,999)

TOTAL SHAREHOLDERS’ DEFICIT	(872,440)	(872,008)	(872,080)	1,744,088	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(662,080)	$451,769	$2,145,854	$570,987	$2,506,530

Back to Index

7.	Consolidating Financial Information – (Continued)

	B.	Convertible Subordinated Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
Three Months Ended September 24, 2004

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$720,554	$—	$720,554
Other income	3,188	13,907	11,849	(17,101)	11,843

Total revenues and other income	3,188	13,907	732,403	(17,101)	732,397

Cost of operating revenues	—	—	673,487	—	673,487
Selling, general and administrative expenses	—	—	54,860	—	54,860
Other deductions and minority interest	(1)	113	8,509	—	8,621
Loss on equity-for-debt exchange	—	164,910	10,031	—	174,941
Interest expense*	3,197	18,516	21,862	(17,101)	26,474
Equity in net loss of subsidiaries	(215,462)	(45,825)	(169,632)	430,919	—

Loss before income taxes	(215,470)	(215,457)	(205,978)	430,919	(205,986)
Provision for income taxes	—	—	9,484	—	9,484

Net loss	(215,470)	(215,457)	(215,462)	430,919	(215,470)

Other comprehensive income:
Foreign currency translation adjustments	7,730	7,730	7,730	(15,460)	7,730
Minimum pension liability adjustment,
net of $0 tax benefit	—	—	—	—	—

Net comprehensive loss	$(207,740)	$(207,727)	$(207,732)	$415,459	$(207,740)

* Includes interest expense on subordinated deferrable interest debentures of $4,752.

Back to Index

7.	Consolidating Financial Information – (Continued)

	B.	Convertible Subordinated Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
Nine Months Ended September 24, 2004

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,021,932	$—	$2,021,932
Other income	10,013	42,241	82,630	(52,271)	82,613

Total revenues and other income	10,013	42,241	2,104,562	(52,271)	2,104,545

Cost of operating revenues	—	—	1,793,628	—	1,793,628
Selling, general and administrative expenses	—	—	168,502	—	168,502
Other deductions and minority interest	1	292	36,874	—	37,167
Loss on equity-for-debt exchange	—	164,910	10,031	—	174,941
Interest expense*	10,036	54,045	65,744	(52,271)	77,554
Equity in net loss of subsidiaries	(189,909)	(12,880)	(177,006)	379,795	—

Loss before income taxes	(189,933)	(189,886)	(147,223)	379,795	(147,247)
Provision for income taxes	—	—	42,686	—	42,686

Net loss	(189,933)	(189,886)	(189,909)	379,795	(189,933)

Other comprehensive loss:
Foreign currency translation adjustments	(1,968)	(1,968)	(1,968)	3,936	(1,968)
Minimum pension liability adjustment,
net of $0 tax benefit	—	—	—	—	—

Net comprehensive loss	$(191,901)	$(191,854)	$(191,877)	$383,731	$(191,901)

* Includes interest expense on subordinated deferrable interest debentures of $14,445.

Back to Index

7.	Consolidating Financial Information – (Continued)

	B.	Convertible Subordinated Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended September 26, 2003

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$886,573	$—	$886,573
Other income	3,413	22,147	14,230	(30,165)	9,625

Total revenues and other income	3,413	22,147	900,803	(30,165)	896,198

Cost of operating revenues	—	—	806,494	—	806,494
Selling, general and administrative expenses	—	—	45,978	—	45,978
Other deductions and minority interest	—	46	39,343	—	39,389
Interest expense*	3,434	17,361	35,318	(30,165)	25,948
Equity in net (loss)/earnings of subsidiaries	(26,876)	(31,612)	4,740	53,748	—

Loss before income taxes	(26,897)	(26,872)	(21,590)	53,748	(21,611)
Provision for income taxes	—	—	5,286	—	5,286

Net loss	(26,897)	(26,872)	(26,876)	53,748	(26,897)

Other comprehensive loss:
Foreign currency translation adjustments	(415)	(415)	(415)	830	(415)
Minimum pension liability adjustment,
net of $0 tax benefit	—	—	—	—	—

Net comprehensive loss	$(27,312)	$(27,287)	$(27,291)	$54,578	$(27,312)

* Includes mandatorily redeemable preferred security distributions of subsidiary trust of $4,584.

Back to Index

7.	Consolidating Financial Information – (Continued)

	B.	Convertible Subordinated Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
Nine Months Ended September 26, 2003

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,592,903	$—	$2,592,903
Other income	10,238	49,482	63,477	(73,228)	49,969

Total revenues and other income	10,238	49,482	2,656,380	(73,228)	2,642,872

Cost of operating revenues	—	—	2,392,838	—	2,392,838
Selling, general and administrative expenses	—	—	145,106	—	145,106
Other deductions and minority interest	5	101	90,559	—	90,665
Interest expense*	10,303	45,695	87,869	(73,228)	70,639
Equity in net (loss)/earnings of subsidiaries	(75,985)	(79,659)	3,686	151,958	—

Loss before income taxes	(76,055)	(75,973)	(56,306)	151,958	(56,376)
Provision for income taxes	—	—	19,679	—	19,679

Net loss	(76,055)	(75,973)	(75,985)	151,958	(76,055)

Other comprehensive loss:
Foreign currency translation adjustments	(1,131)	(1,131)	(1,131)	2,262	(1,131)
Minimum pension liability adjustment,
net of $0 tax benefit	(13,511)	(13,511)	(13,511)	27,022	(13,511)

Net comprehensive loss	$(90,697)	$(90,615)	$(90,627)	$181,242	$(90,697)

* Includes mandatorily redeemable preferred security distributions of subsidiary trust of $13,443.

Back to Index

7.	Consolidating Financial Information – (Continued)

	B.	Convertible Subordinated Notes – (Continued)

FOSTER WHEELER LTD. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Nine Months Ended September 24, 2004

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash used by operating activities	$(24)	$(16,832)	$(13,771)	$(15,699)	$(46,326)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(12,200)	—	(12,200)
Capital expenditures	—	—	(7,477)	—	(7,477)
Proceeds from sale of assets	—	—	17,051	—	17,051
Increase in short-term investments	—	—	(7,330)	—	(7,330)

Net cash used by investing activities	—	—	(9,956)	—	(9,956)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(15,699)	15,699	—
Decrease in short-term debt	—	—	(121)	—	(121)
Proceeds from long-term debt	—	120,000	—	—	120,000
Repayment of long-term debt	—	(128,163)	(10,560)	—	(138,723)
Other	24	24,995	(27,682)	—	(2,663)

Net cash provided/(used) by financing activities	24	16,832	(54,062)	15,699	(21,507)

Effect of exchange rate changes on cash and cash equivalents	—	—	69	—	69

Decrease in cash and cash equivalents	—	—	(77,720)	—	(77,720)

Cash and cash equivalents, beginning of period	—	—	364,095	—	364,095

Cash and cash equivalents, end of period	$—	$—	$286,375	$—	$286,375

Back to Index

7.	Consolidating Financial Information – (Continued)

	B.	Convertible Subordinated Notes – (Continued)

FOSTER WHEELER LTD. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Nine Months Ended September 26, 2003

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash used by operating activities	$(70)	$(1,270)	$(17,001)	$—	$(18,341)

Cash Flows from Investing Activities
Change in restricted cash	—	—	39,581	—	39,581
Capital expenditures	—	—	(10,972)	—	(10,972)
Proceeds from sale of assets	—	—	80,290	—	80,290
Increase in short-term investments	—	—	(7,361)	—	(7,361)

Net cash provided by investing activities	—	—	101,538	—	101,538

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	—	—
Decrease in short-term debt	—	—	(14,826)	—	(14,826)
Repayment of long-term debt	—	(11,444)	(8,822)	—	(20,266)
Other	70	12,714	(15,663)	—	(2,879)

Net cash provided/(used) by financing activities	70	1,270	(39,311)	—	(37,971)

Effect of exchange rate changes on cash and cash equivalents	—	—	18,172	—	18,172

Increase in cash and cash equivalents	—	—	63,398	—	63,398
Cash and cash equivalents, beginning of period	—	—	344,305	—	344,305

Cash and cash equivalents, end of period	$—	$—	$407,703	$—	$407,703

Back to Index

7.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities

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

Effective December 27, 2003, the Company adopted FIN 46, “Consolidation of Variable Interest Entities,” for variable interest entities formed prior to February 1, 2003. In accordance with the provisions of FIN 46, the Company determined that (i) the Capital Trust is a variable interest entity and (ii) the Company is not the primary beneficiary. Accordingly, the Company de-consolidated the Capital Trust as of December 27, 2003. The Company’s condensed consolidated balance sheet now reflects Foster Wheeler LLC’s obligations to the Capital Trust as subordinated deferrable interest debentures and deferred accrued interest on subordinated deferrable interest debentures. The interest expense on the Debentures is presented on the condensed consolidated statement of operations and comprehensive loss as interest expense on subordinated deferrable interest debentures.

On September 24, 2004, the Company completed an equity-for-debt exchange offer in which it issued common shares, preferred shares and warrants to purchase common shares, or in some cases to purchase preferred shares, in exchange for a portion of the Trust Securities. See Note 3 for further details regarding the exchange offer.

Summarized below is the condensed financial information of the Capital Trust.

Back to Index

7.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities – (Continued)

Balance Sheet Data:	September 24, 2004	September 26, 2003

Non-current assets – subordinated deferrable interest debentures, net of valuation allowance of $5,700 and $159,600, respectively	$65,550	$15,400
Non-current assets – accrued interest on subordinated deferrable interest debentures, net of valuation allowance of $21,361 and $33,334, respectively	—	—
Long-term liabilities – mandatorily redeemable preferred trust securities	71,250	175,000
Long-term liability – deferred accrued mandatorily redeemable preferred security distributions	21,361	33,334
Net deficit	(27,061)	(192,934)

Income Statement Data for the three months ended:	September 24, 2004	September 26, 2003

Interest income on subordinated deferrable interest debentures	$—	$—
Decrease/(increase) in valuation allowance	103,600	(23,450)
Gain on equity-for-debt exchange	39,405	—
Mandatorily redeemable preferred security distributions	4,752	4,584
Net earnings/(loss)	138,253	(28,034)

Income Statement Data for the nine months ended:	September 24, 2004	September 26, 2003

Interest income on subordinated deferrable interest debentures	$—	$—
Decrease in valuation allowance	140,000	5,950
Gain on equity-for-debt exchange	39,405	—
Mandatorily redeemable preferred security distributions	14,445	13,443
Net earnings/(loss)	164,960	(7,493)

Cash Flow Data for the nine months ended:	September 24, 2004	September 26, 2003

Cash flows from operating activities	$—	$—
Cash flows from investing activities	—	—

     SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” states “a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.” SFAS No. 114 requires that the measurement of impairment be based on one of several methods including the loan’s observable market price. The Capital Trust has established a valuation allowance on the subordinated deferrable interest debentures and related interest income receivable from Foster Wheeler LLC based on Foster Wheeler Ltd.’s and Foster Wheeler LLC’s financial condition and the decision to exercise the right to defer payments on the debentures since January 15, 2002. The subordinated deferrable interest debentures and related interest income receivable and the mandatorily redeemable trust preferred securities are the only assets and liabilities of Capital Trust. As a result, the Capital Trust measures loan impairment based on the market price of the mandatorily redeemable trust preferred securities, which is deemed a proxy for the loan’s observable market price. The decrease in the valuation allowance for the three and nine months ended September 24, 2004 resulted from an increase in the market price of the mandatorily redeemable trust preferred securities. The market price per security of the Trust Securities was $23.00 as of September 24, 2004, $8.20 as of June 25, 2004, $3.00 as of December 26, 2003, $2.20 as of September 26, 2003, $5.55 as of June 27, 2003 and $1.35 as of December 27, 2002.

Back to Index

7.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities – (Continued)

Additionally, the Capital Trust recorded a gain on the exchange of its mandatorily redeemable preferred trust securities of $39,405 in the third quarter of 2004. The difference between the gain recognized by the Capital Trust of $39,405 and the gain recorded by the Foster Wheeler LLC of $66,357 is due to (1) a $34,626 loss recognized by the Capital Trust on the settlement of 59.3% of the subordinated deferrable interest debentures and the corresponding accrued interest and (2) transaction fees of $4,197 and the write off of unamortized issuance costs of $3,477 borne by Foster Wheeler LLC.

The following represents summarized condensed consolidating financial information as of September 24, 2004 with respect to the financial position and for the three and nine months ended September 24, 2004 for results of operations and for the nine months ended September 24, 2004 for cash flows. The following summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the guarantors because management does not believe that such separate financial statements and related disclosures would be material to investors.

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

Back to Index

7.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD. CONDENSED CONSOLIDATING BALANCE SHEET September 24, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets

Cash and cash equivalents	$—	$—	$286,375	$—	$286,375
Accounts and notes receivable, net	416,173	173,641	398,567	(494,814)	493,567
Contracts in process and inventories	—	—	215,138	—	215,138
Other current assets	—	—	72,205	—	72,205

Total current assets	416,173	173,641	972,285	(494,814)	1,067,285
Investments in subsidiaries and others	(1,063,957)	(632,786)	(329,529)	2,127,819	101,547
Land, buildings & equipment, net	—	—	279,176	—	279,176
Notes and accounts receivable – long-term	210,000	487,108	11,272	(697,108)	11,272
Intangible assets, net	—	—	119,733	—	119,733
Asbestos-related insurance recovery receivable	—	398,992	—	—	398,992
Other assets	—	6,179	284,160	—	290,339

TOTAL ASSETS	$(437,784)	$433,134	$1,337,097	$935,897	$2,268,344

Liabilities & Shareholders’ Deficit

Accounts payable and accrued expenses	$436	$493,166	$587,700	$(494,814)	$586,488
Estimated costs to complete long-term contracts	—	—	477,899	—	477,899
Other current liabilities	(52)	(1,085)	216,104	—	214,967

Total current liabilities	384	492,081	1,281,703	(494,814)	1,279,354
Corporate and other debt	—	283,312	65,601	—	348,913
Special-purpose project debt	—	—	109,026	—	109,026
Pension, postretirement and other employee benefits	—	—	287,424	—	287,424
Asbestos-related liability	—	436,490	—	—	436,490
Other long-term liabilities and minority interest	—	213,863	636,473	(697,108)	153,228
Subordinated Robbins obligations	—	—	20,827	—	20,827
Convertible subordinated notes	3,070	—	—	—	3,070
Subordinated deferrable interest debentures(*)	—	71,250	—	—	71,250

TOTAL LIABILITIES	3,454	1,496,996	2,401,054	(1,191,922)	2,709,582

Capital stock and paid-in capital	865,716	242,613	242,613	(485,226)	865,716
Accumulated deficit	(1,000,987)	(1,000,508)	(1,000,603)	2,001,111	(1,000,987)
Accumulated other comprehensive loss	(305,967)	(305,967)	(305,967)	611,934	(305,967)

TOTAL SHAREHOLDERS’ DEFICIT	(441,238)	(1,063,862)	(1,063,957)	2,127,819	(441,238)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(437,784)	$433,134	$1,337,097	$935,897	$2,268,344

(*)	The subordinated deferrable interest debentures are due to the Capital Trust.

Back to Index

7.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) Three Months Ended September 24, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$720,554	$—	$720,554
Other income	3,188	13,907	11,849	(17,101)	11,843

Total revenues and other income	3,188	13,907	732,403	(17,101)	732,397

Cost of operating revenues	—	—	673,487	—	673,487
Selling, general and administrative expenses	—	—	54,860	—	54,860
Other deductions and minority interest	(1)	113	8,509	—	8,621
Loss on equity-for-debt exchange	—	164,910	10,031	—	174,941
Interest expense*	3,197	18,516	21,862	(17,101)	26,474
Equity in net loss of subsidiaries	(215,462)	(45,825)	(169,632)	430,919	—

Loss before income taxes	(215,470)	(215,457)	(205,978)	430,919	(205,986)
Provision for income taxes	—	—	9,484	—	9,484

Net loss	(215,470)	(215,457)	(215,462)	430,919	(215,470)

Other comprehensive income:
Foreign currency translation adjustments	7,730	7,730	7,730	(15,460)	7,730
Minimum pension liability adjustment, net of $0 tax benefit	—	—	—	—	—

Net comprehensive loss	$(207,740)	$(207,727)	$(207,732)	$415,459	$(207,740)

*	Includes interest expense on subordinated deferrable interest debentures of $4,752.

Back to Index

7.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities – (Continued)
FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) Nine Months Ended September 24, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,021,932	$—	$2,021,932
Other income	10,013	42,241	82,630	(52,271)	82,613

Total revenues and other income	10,013	42,241	2,104,562	(52,271)	2,104,545

Cost of operating revenues	—	—	1,793,628	—	1,793,628
Selling, general and administrative expenses	—	—	168,502	—	168,502
Other deductions and minority interest	1	292	36,874	—	37,167
Loss on equity-for-debt exchange	—	164,910	10,031	—	174,941
Interest expense*	10,036	54,045	65,744	(52,271)	77,554
Equity in net loss of subsidiaries	(189,909)	(12,880)	(177,006)	379,795	—

Loss before income taxes	(189,933)	(189,886)	(147,223)	379,795	(147,247)
Provision for income taxes	—	—	42,686	—	42,686

Net loss	(189,933)	(189,886)	(189,909)	379,795	(189,933)

Other comprehensive loss:
Foreign currency translation adjustments	(1,968)	(1,968)	(1,968)	3,936	(1,968)
Minimum pension liability adjustment, net of $0 tax benefit	—	—	—	—	—

Net comprehensive loss	$(191,901)	$(191,854)	$(191,877)	$383,731	$(191,901)

*	Includes interest expense on subordinated deferrable interest debentures of $14,445.

Back to Index

7.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Nine Months Ended September 24, 2004

	Foster Wheeler	Foster Wheeler	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash used by operating activities	$(24)	$(16,832)	$(13,771)	$(15,699)	$(46,326)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(12,200)	—	(12,200)
Capital expenditures	—	—	(7,477)	—	(7,477)
Proceeds from sale of assets	—	—	17,051	—	17,051
Increase in short-term investments	—	—	(7,330)	—	(7,330)

Net cash used by investing activities	—	—	(9,956)	—	(9,956)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(15,699)	15,699	—
Decrease in short-term debt	—	—	(121)	—	(121)
Proceeds from long-term debt	—	120,000	—	—	120,000
Repayment of long-term debt	—	(128,163)	(10,560)	—	(138,723)
Other	24	24,995	(27,682)	—	(2,663)

Net cash provided/(used) by financing activities	24	16,832	(54,062)	15,699	(21,507)

Effect of exchange rate changes on cash and cash equivalents	—	—	69	—	69

Decrease in cash and cash equivalents	—	—	(77,720)	—	(77,720)
Cash and cash equivalents, beginning of period	—	—	364,095	—	364,095

Cash and cash equivalents, end of period	$—	$—	$286,375	$—	$286,375

Back to Index

7.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities – (Continued)

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

The following represents summarized condensed consolidating financial information as of December 26, 2003 with respect to the financial position, and for the three and nine months ended September 26, 2003 for results of operations and for the nine months ended September 26, 2003 for cash flows. The following summarized condensed consolidating financial information is presented in lieu of the financial statements of the 100% indirectly owned subsidiary guarantor and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors.

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

Back to Index

7.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD. CONDENSED CONSOLIDATING BALANCE SHEET December 26, 2003

		FW Preferred	Guarantor	Non-Guarantor
	Foster Wheeler Ltd.	Capital Trust (1)	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets

Cash and cash equivalents	$—	$—	$—	$364,095	$—	$364,095
Accounts and notes receivable, net	—	—	272,361	497,096	(213,043)	556,414
Contracts in process and inventories	—	—	—	173,293	—	173,293
Other current assets	—	—	—	80,574	—	80,574

Total current assets	—	—	272,361	1,115,058	(213,043)	1,174,376
Investments in subsidiaries and others	(872,080)	—	(919,588)	146,231	1,744,088	98,651
Land, buildings & equipment, net	—	—	—	309,615	—	309,615
Notes and accounts receivable - long-term	210,000	175,000	575,118	6,716	(960,058)	6,776
Intangible assets, net	—	—	—	122,689	—	122,689
Asbestos-related insurance recovery receivable	—	—	495,400	—	—	495,400
Other assets	—	—	28,478	270,545	—	299,023

TOTAL ASSETS	$(662,080)	$175,000	$451,769	$1,970,854	$570,987	$2,506,530

Liabilities & Shareholders’ Deficit

Accounts payable and accrued expenses	$412	$—	$78,278	$821,015	$(213,043)	$686,662
Estimated costs to complete long-term contracts	—	—	—	552,754	—	552,754
Other current liabilities	(52)	—	(1,085)	135,481	—	134,344

Total current liabilities	360	—	77,193	1,509,250	(213,043)	1,373,760
Corporate and other debt	—	—	328,163	67,939	—	396,102
Special-purpose project debt	—	—	—	119,281	—	119,281

Pension, postretirement and other employee benefits	—	—	—	295,133	—	295,133
Asbestos-related liability	—	—	526,200	—	—	526,200
Other long-term liabilities and minority interest	—	—	392,221	739,742	(960,058)	171,905
Subordinated Robbins obligations	—	—	—	111,589	—	111,589
Convertible subordinated notes	210,000	—	—	—	—	210,000
Subordinated debt	—	175,000	—	—	—	175,000

TOTAL LIABILITIES	210,360	175,000	1,323,777	2,842,934	(1,173,101)	3,378,970

Common stock and paid in capital	242,613	—	242,613	242,613	(485,226)	242,613
Accumulated deficit	(811,054)	—	(810,622)	(810,694)	1,621,316	(811,054)
Accumulated other comprehensive loss	(303,999)	—	(303,999)	(303,999)	607,998	(303,999)

TOTAL SHAREHOLDERS’ DEFICIT	(872,440)	—	(872,008)	(872,080)	1,744,088	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(662,080)	$175,000	$451,769	$1,970,854	$570,987	$2,506,530

(1) For purposes of the condensed consolidated financial information, the FW Preferred Capital Trust has not reflected a valuation allowance on the intercompany note receivable from Foster Wheeler LLC because such allowance is not reflected in the condensed consolidated financial statements of Foster Wheeler Ltd.

Back to Index

7.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended September 26, 2003

	Foster Wheeler	FW Preferred	Guarantor	Non-Guarantor
	Ltd.	Capital Trust (1)	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$886,573	$—	$886,573
Other income	3,413	4,584	22,147	9,646	(30,165)	9,625

Total revenues and other income	3,413	4,584	22,147	896,219	(30,165)	896,198

Cost of operating revenues	—	—	—	806,494	—	806,494
Selling, general and administrative expenses	—	—	—	45,978	—	45,978
Other deductions and minority interest	—	—	46	39,343	—	39,389
Interest expense*	3,434	4,584	17,361	30,734	(30,165)	25,948
Equity in net (loss)/earnings of subsidiaries	(26,876)	—	(31,612)	4,740	53,748	—

Loss before income taxes	(26,897)	—	(26,872)	(21,590)	53,748	(21,611)
Provision for income taxes	—	—	—	5,286	—	5,286

Net loss	(26,897)	—	(26,872)	(26,876)	53,748	(26,897)

Other comprehensive loss:
Foreign currency translation adjustments	(415)	—	(415)	(415)	830	(415)

Minimum pension liability adjustment, net of $0 tax benefit	—	—	—	—	—	—

Net comprehensive loss	$(27,312)	$—	$(27,287)	$(27,291)	$54,578	$(27,312)

*	Includes mandatorily redeemable preferred security distributions of subsidiary trust of $4,584.

(1)	For purposes of the condensed consolidated financial information, the FW Preferred Capital Trust has not reflected a valuation allowance on the intercompany note receivable from Foster Wheeler LLC because such allowance is not reflected in the condensed consolidated financial statements of Foster Wheeler Ltd.

Back to Index

7.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
Nine Months Ended September 26, 2003

	Foster Wheeler	FW Preferred	Guarantor	Non-Guarantor
	Ltd.	Capital Trust (1)	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$2,592,903	$—	$2,592,903
Other income	10,238	13,443	49,482	50,034	(73,228)	49,969

Total revenues and other income	10,238	13,443	49,482	2,642,937	(73,228)	2,642,872

Cost of operating revenues	—	—	—	2,392,838	—	2,392,838
Selling, general and administrative expenses	—	—	—	145,106	—	145,106
Other deductions and minority interest	5	—	101	90,559	—	90,665
Interest expense*	10,303	13,443	45,695	74,426	(73,228)	70,639
Equity in net (loss)/earnings of subsidiaries	(75,985)	—	(79,659)	3,686	151,958	—

Loss before income taxes	(76,055)	—	(75,973)	(56,306)	151,958	(56,376)
Provision for income taxes	—	—	—	19,679	—	19,679

Net loss	(76,055)	—	(75,973)	(75,985)	151,958	(76,055)

Other comprehensive loss:
Foreign currency translation adjustments	(1,131)	—	(1,131)	(1,131)	2,262	(1,131)
Minimum pension liability adjustment, net of $0 tax benefit	(13,511)	—	(13,511)	(13,511)	27,022	(13,511)

Net comprehensive loss	$(90,697)	$—	$(90,615)	$(90,627)	$181,242	$(90,697)

*	Includes mandatorily redeemable preferred security distributions of subsidiary trust of $13,443.

(1)	For purposes of the condensed consolidated financial information, the FW Preferred Capital Trust has not reflected a valuation allowance on the intercompany note receivable from Foster Wheeler LLC because such allowance is not reflected in the condensed consolidated financial statements of Foster Wheeler Ltd.

Back to Index

7.	Consolidating Financial Information – (Continued)

	C.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 26, 2003

	Foster Wheeler	FW Preferred	Guarantor	Non-Guarantor
	Ltd.	Capital Trust	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash used by
operating activities	$(70)	$—	$(1,270)	$(17,001)	$—	$(18,341)

Cash Flows from Investing Activities
Change in restricted cash	—	—	—	39,581	—	39,581
Capital expenditures	—	—	—	(10,972)	—	(10,972)
Proceeds from sale of assets	—	—	—	80,290	—	80,290
Increase in short-term investments	—	—	—	(7,361)	—	(7,361)

Net cash provided by
investing activities	—	—	—	101,538	—	101,538

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	—	—	—
Decrease in short-term debt	—	—	—	(14,826)	—	(14,826)
Repayment of long-term debt	—	—	(11,444)	(8,822)	—	(20,266)
Other	70	—	12,714	(15,663)	—	(2,879)

Net cash provided/(used) by
financing activities	70	—	1,270	(39,311)	—	(37,971)

Effect of exchange rate changes on
cash and cash equivalents	—	—	—	18,172	—	18,172

Increase in cash and
cash equivalents	—	—	—	63,398	—	63,398
Cash and cash equivalents,
beginning of period	—	—	—	344,305	—	344,305

Cash and cash equivalents,
end of period	$—	$—	$—	$407,703	$—	$407,703

Back to Index

7.	Consolidating Financial Information – (Continued)

	D.	2011 Senior Notes-Series A

In conjunction with the equity-for-debt exchange offer, Foster Wheeler LLC issued new 2011 Senior Notes-Series A in exchange for a portion of its 2005 Senior Notes. See Note 3 for further details regarding the exchange offer.

The 2011 Senior Notes-Series A are fully and unconditionally guaranteed by Foster Wheeler Ltd. and the following companies: Continental Finance Company Ltd., Energy Holdings, Inc., Equipment Consultants, Inc., Financial Services S.a.r.l., Foster Wheeler Holdings, Ltd., Foster Wheeler Asia Limited, Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, FW Energie B.V., Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Enviresponse, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Europe Limited, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler Intercontinental Corporation, Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler Middle East Corporation, Foster Wheeler North America Corp. (formerly known as Foster Wheeler Power Group, Inc.), Foster Wheeler Power Corporation, Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Hungary Licensing Limited Liability Company, FW Mortshal, Inc., HFM International, Inc., PGI Holdings, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc. and Perryville III Trust. Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC and each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. The following represents summarized condensed consolidating financial information as of September 24, 2004 and December 26, 2003 with respect to the financial position, and for the three and nine months ended September 24, 2004 and September 26, 2003 for results of operations and for the nine months ended September 24, 2004 and September 26, 2003 for cash flows.

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

Under the terms of the 2011 Senior Notes-Series A indenture, the Company has the option to add other wholly owned subsidiaries as guarantors in the future to avoid increases in the interest rate. The interest rate could increase up to 1% should the Company elect not to provide the additional guarantor subsidiaries.

Back to Index

7.	Consolidating Financial Information – (Continued)

	D.	2011 Senior Notes-Series A – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET
September 24, 2004

		Foster Wheeler	Guarantor	Non-Guarantor
	Foster Wheeler Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets

Cash and cash equivalents	$—	$—	$29,240	$257,135	$—	$286,375
Accounts and notes receivable, net	416,173	173,641	102,423	652,469	(851,139)	493,567
Contracts in process and inventories	—	—	53,058	171,946	(9,866)	215,138
Investment and advances	—	—	60,667	—	(60,667)	—
Other current assets	—	—	1,043	71,162	—	72,205

Total current assets	416,173	173,641	246,431	1,152,712	(921,672)	1,067,285
Investments in subsidiaries and others	(1,063,957)	(632,786)	(160,239)	141,704	1,816,825	101,547
Land, buildings & equipment, net	—	—	43,245	235,931	—	279,176
Notes and accounts receivable — long-term	210,000	487,108	126,186	90,397	(902,419)	11,272
Intangible assets, net	—	—	99,650	20,083	—	119,733
Asbestos-related insurance recovery receivable	—	398,992	—	—	—	398,992
Other assets	—	6,179	81,663	202,497	—	290,339

TOTAL ASSETS	$(437,784)	$433,134	$436,936	$1,843,324	$(7,266)	$2,268,344

Liabilities & Shareholders’ (Deficit)/Equity

Accounts payable and accrued expenses	$436	$493,166	$528,190	$425,701	$(861,005)	$586,488
Estimated costs to complete long-term contracts	—	—	80,462	397,437	—	477,899
Other current liabilities	(52)	(1,085)	16,935	199,169	—	214,967

Total current liabilities	384	492,081	625,587	1,022,307	(861,005)	1,279,354
Corporate and other debt	—	283,312	44,621	20,980	—	348,913
Special-purpose project debt	—	—	—	109,026	—	109,026
Pension, postretirement and other employee
benefits	—	—	192,908	94,516	—	287,424
Asbestos-related liability	—	436,490	—	—	—	436,490
Other long-term liabilities and minority interest	—	213,863	616,950	239,984	(917,569)	153,228
Subordinated Robbins obligations	—	—	20,827	—	—	20,827
Convertible subordinated notes	3,070	—	—	—	—	3,070
Subordinated deferred interest debentures	—	71,250	—	—	—	71,250

TOTAL LIABILITIES	3,454	1,496,996	1,500,893	1,486,813	(1,778,574)	2,709,582

Capital stock and paid-in capital	865,716	242,613	242,613	390,140	(875,366)	865,716
Accumulated (deficit)/retained earnings	(1,000,987)	(1,000,508)	(1,000,603)	158,642	1,842,469	(1,000,987)
Accumulated other comprehensive loss	(305,967)	(305,967)	(305,967)	(192,271)	804,205	(305,967)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(441,238)	(1,063,862)	(1,063,957)	356,511	1,771,308	(441,238)

TOTAL LIABILITIES AND SHAREHOLDERS’
(DEFICIT)/EQUITY	$(437,784)	$433,134	$436,936	$1,843,324	$(7,266)	$2,268,344

Back to Index

7.	Consolidating Financial Information – (Continued)

	D.	2011 Senior Notes-Series A – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET
December 26, 2003

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets

Cash and cash equivalents	$—	$—	$33,161	$330,934	$—	$364,095
Accounts and notes receivable, net	—	272,361	113,559	777,142	(606,648)	556,414
Contracts in process and inventories	—	—	121,527	60,876	(9,110)	173,293
Investment and advances	—	—	88,641	—	(88,641)	—
Other current assets	—	—	4,359	76,215	—	80,574

Total current assets	—	272,361	361,247	1,245,167	(704,399)	1,174,376
Investments in subsidiaries and others	(872,080)	(919,588)	375,116	138,896	1,376,307	98,651
Land, buildings & equipment, net	—	—	64,315	245,300	—	309,615
Notes and accounts receivable — long-term	210,000	575,118	114,508	258,490	(1,151,340)	6,776
Intangible assets, net	—	—	101,664	21,025	—	122,689
Asbestos-related insurance recovery receivable	—	495,400	—	—	—	495,400
Other assets	—	28,478	83,898	186,647	—	299,023

TOTAL ASSETS	$(662,080)	$451,769	$1,100,748	$2,095,525	$(479,432)	$2,506,530

Liabilities & Shareholders’ (Deficit)/Equity

Accounts payable and accrued expenses	$412	$78,278	$706,397	$517,333	$(615,758)	$686,662
Estimated costs to complete long-term contracts	—	—	162,168	390,586	—	552,754
Other current liabilities	(52)	(1,085)	14,385	121,096	—	134,344

Total current liabilities	360	77,193	882,950	1,029,015	(615,758)	1,373,760
Corporate and other debt	—	328,163	44,120	23,819	—	396,102
Special-purpose project debt	—	—	—	119,281	—	119,281
Pension, postretirement and other employee
benefits	—	—	216,281	78,852	—	295,133
Asbestos-related liability	—	526,200	—	—	—	526,200
Other long-term liabilities and minority interest	—	392,221	717,888	228,401	(1,166,605)	171,905
Subordinated Robbins obligations	—	—	111,589	—	—	111,589
Convertible subordinated notes	210,000	—	—	—	—	210,000
Preferred trust securities	—	—	—	175,000	—	175,000

TOTAL LIABILITIES	210,360	1,323,777	1,972,828	1,654,368	(1,782,363)	3,378,970

Common stock and paid-in capital	242,613	242,613	242,613	465,451	(950,677)	242,613
Accumulated (deficit)/retained earnings	(811,054)	(810,622)	(810,694)	174,312	1,447,004	(811,054)
Accumulated other comprehensive loss	(303,999)	(303,999)	(303,999)	(198,606)	806,604	(303,999)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(872,440)	(872,008)	(872,080)	441,157	1,302,931	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(662,080)	$451,769	$1,100,748	$2,095,525	$(479,432)	$2,506,530

Back to Index

7.	Consolidating Financial Information – (Continued)

	D.	2011 Senior Notes-Series A – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
Three Months Ended September 24, 2004

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$125,198	$612,907	$(17,551)	$720,554
Other income	3,188	13,907	6,321	15,905	(27,478)	11,843

Total revenues and other income	3,188	13,907	131,519	628,812	(45,029)	732,397

Cost of operating revenues	—	—	107,838	583,200	(17,551)	673,487
Selling, general and administrative expenses	—	—	18,438	36,422	—	54,860
Other deductions and minority interest	(1)	113	2,042	11,413	(4,946)	8,621
Loss on equity-for-debt exchange	—	164,910	10,031	—	—	174,941
Interest expense *	3,197	18,516	21,805	5,488	(22,532)	26,474
Equity in net loss of subsidiaries	(215,462)	(45,825)	(183,600)	—	444,887	—

Loss before income taxes	(215,470)	(215,457)	(212,235)	(7,711)	444,887	(205,986)
Provision for income taxes	—	—	3,227	6,257	—	9,484

Net loss	(215,470)	(215,457)	(215,462)	(13,968)	444,887	(215,470)

Other comprehensive income:
Foreign currency translation adjustments	7,730	7,730	7,730	5,587	(21,047)	7,730
Minimum pension liability adjustment,
net of $0 tax benefit	—	—	—	—	—	—

Net comprehensive loss	$(207,740)	$(207,727)	$(207,732)	$(8,381)	$423,840	$(207,740)

* Includes interest expense on subordinated deferrable interest debentures of $4,752.

Back to Index

7.	Consolidating Financial Information – (Continued)

	D.	2011 Senior Notes-Series A – (Continued)

FOSTER WHEELER LTD. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) Nine Months Ended September 24, 2004

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$374,128	$1,720,284	$(72,480)	$2,021,932
Other income	10,013	42,241	43,199	73,298	(86,138)	82,613

Total revenues and other income	10,013	42,241	417,327	1,793,582	(158,618)	2,104,545

Cost of operating revenues	—	—	288,406	1,577,702	(72,480)	1,793,628
Selling, general and administrative expenses	—	—	57,523	110,979	—	168,502
Other deductions and minority interest	1	292	25,670	29,568	(18,364)	37,167
Loss on equity-for-debt exchange	—	164,910	10,031	—	—	174,941
Interest expense *	10,036	54,045	65,789	15,458	(67,774)	77,554
Equity in net loss of subsidiaries	(189,909)	(12,880)	(154,941)	—	357,730	—

(Loss)/earnings before income taxes	(189,933)	(189,886)	(185,033)	59,875	357,730	(147,247)
Provision for income taxes	—	—	4,876	37,810	—	42,686

Net (loss)/earnings	(189,933)	(189,886)	(189,909)	22,065	357,730	(189,933)

Other comprehensive (loss)/income:
Foreign currency translation adjustments	(1,968)	(1,968)	(1,968)	6,334	(2,398)	(1,968)
Minimum pension liability adjustment,
net of $0 tax benefit	—	—	—	—	—	—

Net comprehensive (loss)/income	$(191,901)	$(191,854)	$(191,877)	$28,399	$355,332	$(191,901)

*	Includes interest expense on subordinated deferrable interest debentures of $14,445.

Back to Index

7.	Consolidating Financial Information – (Continued)

	D.	2011 Senior Notes-Series A – (Continued)

FOSTER WHEELER LTD. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME Three Months Ended September 26, 2003

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$224,631	$678,389	$(16,447)	$886,573
Other income	3,413	22,147	9,095	15,275	(40,305)	9,625

Total revenues and other income	3,413	22,147	233,726	693,664	(56,752)	896,198

Cost of operating revenues	—	—	200,716	622,225	(16,447)	806,494
Selling, general and administrative expenses	—	—	18,237	27,741	—	45,978
Other deductions and minority interest	—	46	32,900	14,554	(8,111)	39,389
Interest expense *	3,434	17,361	27,808	9,539	(32,194)	25,948
Equity in net (loss)/earnings of subsidiaries	(26,876)	(31,612)	18,101	—	40,387	—

(Loss)/earnings before income taxes	(26,897)	(26,872)	(27,834)	19,605	40,387	(21,611)
Provision for income taxes	—	—	(958)	6,244	—	5,286

Net (loss)/earnings	(26,897)	(26,872)	(26,876)	13,361	40,387	(26,897)

Other comprehensive loss:
Foreign currency translation adjustments	(415)	(415)	(415)	(42)	872	(415)
Minimum pension liability adjustment,
net of $0 tax benefit	—	—	—	—	—	—

Net comprehensive (loss)/income	$(27,312)	$(27,287)	$(27,291)	$13,319	$41,259	$(27,312)

*	Includes mandatorily redeemable preferred security distributions of subsidiary trust of $4,584.

Back to Index

7.	Consolidating Financial Information – (Continued)

	D.	2011 Senior Notes-Series A – (Continued)

FOSTER WHEELER LTD. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME Nine Months Ended September 26, 2003

	Foster Wheeler		Guarantor	Non-Guarantor
	Ltd.	Foster Wheeler LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$740,239	$1,914,746	$(62,082)	$2,592,903
Other income	10,238	49,482	47,717	47,264	(104,732)	49,969

Total revenues and other income	10,238	49,482	787,956	1,962,010	(166,814)	2,642,872

Cost of operating revenues	—	—	707,445	1,747,475	(62,082)	2,392,838
Selling, general and administrative expenses	—	—	62,617	82,489	—	145,106
Other deductions and minority interest	5	101	70,370	45,065	(24,876)	90,665
Interest expense *	10,303	45,695	64,816	29,681	(79,856)	70,639
Equity in net (loss)/earnings of subsidiaries	(75,985)	(79,659)	41,948	—	113,696	—

(Loss)/earnings before income taxes	(76,055)	(75,973)	(75,344)	57,300	113,696	(56,376)
Provision for income taxes	—	—	641	19,038	—	19,679

Net (loss)/earnings	(76,055)	(75,973)	(75,985)	38,262	113,696	(76,055)

Other comprehensive loss:
Foreign currency translation adjustments	(1,131)	(1,131)	(1,131)	(1,171)	3,433	(1,131)
Minimum pension Liability adjustment,
net of $0 tax benefit	(13,511)	(13,511)	(13,511)	—	27,022	(13,511)

Net comprehensive (loss)/income	$(90,697)	$(90,615)	$(90,627)	$37,091	$144,151	$(90,697)

*	Includes mandatorily redeemable preferred security distributions of subsidiary trust of $13,443.

Back to Index

7.	Consolidating Financial Information – (Continued)

	D.	2011 Senior Notes-Series A – (Continued)

FOSTER WHEELER LTD. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Nine Months Ended September 24, 2004

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by operating activities	$(24)	$(16,832)	$(13,263)	$36,300	$(52,507)	$(46,326)

Cash Flows from Investing Activities
Change in restricted cash	—	—	22	(12,222)	—	(12,200)
Capital expenditures	—	—	554	(8,031)	—	(7,477)
Proceeds from sale of assets	—	—	16,709	342	—	17,051
(Increase)/decrease in investment and advances	—	—	27,974	(27,974)	—	—
Increase in short-term investments	—	—	—	(7,330)	—	(7,330)

Net cash provided/(used) by investing activities	—	—	45,259	(55,215)	—	(9,956)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(52,507)	52,507	—
Decrease in short-term debt	—	—	—	(121)	—	(121)
Proceeds from long-term debt	—	120,000	—	—	—	120,000
Repayment of long-term debt	—	(128,163)	—	(10,560)	—	(138,723)
Other	24	24,995	(36,174)	8,492	—	(2,663)

Net cash provided/(used) by financing activities	24	16,832	(36,174)	(54,696)	52,507	(21,507)

Effect of exchange rate changes on cash and cash equivalents	—	—	257	(188)	—	69

Decrease in cash and cash equivalents	—	—	(3,921)	(73,799)	—	(77,720)
Cash and cash equivalents, beginning of period	—	—	33,161	330,934	—	364,095

Cash and cash equivalents, end of period	$—	$—	$29,240	$257,135	$—	$286,375

Back to Index

7.	Consolidating Financial Information – (Continued)

	D.	2011 Senior Notes-Series A – (Continued)

FOSTER WHEELER LTD. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Nine Months Ended September 26, 2003

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by operating activities	$(70)	$(1,270)	$(173,081)	$167,752	$(11,672)	$(18,341)

Cash Flows from Investing Activities
Change in restricted cash	—	—	15,393	24,188	—	39,581
Capital expenditures	—	—	(886)	(10,086)	—	(10,972)
Proceeds from sale of assets	—	—	78,928	1,362	—	80,290
Increase in short-term investments	—	—	—	(7,361)	—	(7,361)

Net cash provided by investing activities	—	—	93,435	8,103	—	101,538

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(11,672)	11,672	—
Decrease in short-term debt	—	—	—	(14,826)	—	(14,826)
Repayment of long-term debt	—	(11,444)	376	(9,198)	—	(20,266)
Other	70	12,714	92,367	(108,030)	—	(2,879)

Net cash provided/(used) by financing activities	70	1,270	92,743	(143,726)	11,672	(37,971)

Effect of exchange rate changes on cash and cash equivalents	—	—	958	17,214	—	18,172

Increase in cash and cash equivalents	—	—	14,055	49,343	—	63,398
Cash and cash equivalents, beginning of period	—	—	20,962	323,343	—	344,305

Cash and cash equivalents, end of period	$—	$—	$35,017	$372,686	$—	$407,703

Back to Index

8.	Equity Interests

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

	September 24, 2004		December 26, 2003

	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project

Balance Sheet Data :
Current assets	$113,791	$15,662	$95,977	$23,891
Other assets (primarily buildings and equipment)	381,091	177,868	409,267	185,315
Current liabilities	43,631	14,817	32,735	17,188
Other liabilities (primarily long-term debt)	349,987	112,776	385,047	121,362
Net assets	101,264	65,937	87,462	70,656

	September 24, 2004		September 26, 2003

	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project

Income Statement Data for three months ended:
Total revenues	$51,089	$10,493	$47,282	$9,614
Gross earnings	15,010	4,955	12,892	5,245
Income before income taxes	10,927	2,683	3,494	2,743
Net earnings	6,586	2,125	4,217	1,953

	September 24, 2004		September 26, 2003

	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project

Income Statement Data for nine months ended:
Total revenues	$179,308	$30,668	$150,408	$28,757
Gross earnings	46,137	15,267	38,083	15,587
Income before income taxes	32,835	8,037	18,673	7,948
Net earnings	19,846	6,361	12,651	6,273

     As of and for the nine months ended September 24, 2004, the Company’s share of the net earnings and investment in the equity affiliates totaled $15,101 and $101,547, respectively, compared to $10,837 and $89,826 as of and for the nine months ended September 26, 2003. Dividends of $9,177 and $7,953 were received during the first nine months of 2004 and 2003, respectively. The Company has guaranteed certain performance obligations of these projects. The Company’s contingent obligations under the guarantees for three of the projects are approximately $1,800 in total. The contingent obligation for the fourth project is capped at approximately $9,100 over the twelve year life of the project’s financing; to date, no amounts have been paid under this guarantee. The Company has provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the Chilean Project be insufficient to cover the debt service payments. No amount has been drawn under the letter of credit.

Back to Index

9.	Guarantees and Warranties

The Company has provided indemnifications to third parties relating to businesses and/or assets the Company previously owned. Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by the Company prior to the sale.

		Carrying	Carrying
		Amount of	Amount of
	Maximum	Liability as of	Liability as of
	Potential	September 24,	December 26,
	Payment	2004	2003

Environmental indemnifications	No limit	$5,100	$5,300
Tax indemnifications	No limit	$—	$—

     The Company provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures throughout the warranty period.

	Nine Months Ended

	September 24, 2004	September 26, 2003

Balance beginning of the period	$131,600	$81,900
Accruals	19,900	40,700
Settlements	(33,200)	(5,400)
Adjustments to provisions	(27,000)	(10,800)

Balance end of period	$91,300	$106,400

10.	Income Taxes

The difference between the statutory and effective tax rates in 2004 and 2003 results predominately from taxable income in certain jurisdictions (primarily non-U.S.) combined with a valuation allowance offsetting other loss benefits in other jurisdictions (primarily U.S.).

As a result of the recently consummated equity-for-debt exchange offer discussed in Note 3, the Company will be subject to substantial limitations on the use of pre-exchange losses and credits to offset U.S. federal taxable income in any post-exchange year. Since a valuation allowance had already been reflected to offset these losses and credits, this limitation did not result in a write-off by the Company.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act”) into law. The Company is currently assessing the impact of the Act on its financial position, results of operations and cash flows.

11.	Sale of Certain Business Assets

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

Back to Index

On March 31, 2003, the Company sold its interest in a corporate office building for net proceeds of approximately $7,900, which approximated the value of the Company’s investment. With the completion of this transaction, $1,445 of the net proceeds was used to prepay principal outstanding under the Senior Credit Facility in accordance with the terms of the facility as described in Note 1.

In the first quarter of 2004, the Company entered into an agreement to sell a domestic corporate office building for estimated net cash proceeds of $17,000, which approximated carrying value. The Company recorded an impairment loss of $15,100 on this building in the third quarter of 2003 in anticipation of a sale. The carrying value of the building was included in land, buildings, and equipment on the condensed consolidated balance sheet as of December 26, 2003. The sale closed in the second quarter 2004 and generated net cash proceeds of $16,400. Of this amount, 50% has been prepaid to the Senior Credit Facility’s lenders in the second quarter 2004.

In the first two quarters of 2004, the Company sold the development rights to certain power projects in Europe. The Company recorded an aggregate gain on the sales of $19,200 in the first two quarters of 2004, which were recorded in other income on the condensed consolidated statement of operations and comprehensive loss.

12.	Pension and Other Postretirement Benefits

Components of net periodic benefit cost for the three and nine months ended September 24, 2004 and September 26, 2003 are as follows:

	Pension Benefits		Other Benefits

	September 24,	September 26,	September 24,	September 26,
Three Months Ended	2004	2003	2004	2003

Service cost	$6,426	$5,090	$33	$189
Interest cost	12,300	11,549	1,144	2,313
Expected return on plan assets	(11,952)	(9,542)	—	—
Amortization of transition assets	19	18	(3)	(3)
Amortization of prior service cost	449	420	(1,188)	(372)
Other	5,191	7,962	460	(835)

SFAS No. 87 - net periodic pension cost	$12,433	$15,497	$446	$1,292
SFAS No. 88 - cost	—	277	—	—

Total net periodic pension cost	$12,433	$15,774	$446	$1,292

	Pension Benefits		Other Benefits

	September 24,	September 26,	September 24,	September 26,
Nine Months Ended	2004	2003	2004	2003

Service cost	$19,284	$15,154	$244	$564
Interest cost	36,893	34,581	3,903	6,938
Expected return on plan assets	(35,850)	(28,554)	—	—
Amortization of transition assets	56	52	(10)	(9)
Amortization of prior service cost	1,262	1,259	(3,560)	(1,114)
Other	15,672	23,849	1,776	(2,505)

SFAS No. 87 - net periodic pension cost	$37,317	$46,341	$2,353	$3,874
SFAS No. 88 - cost	—	831	—	—

Total net periodic pension cost	$37,317	$47,172	$2,353	$3,874

     On May 19, 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The provisions of FSP No. 106-2 were effective for the Company’s interim period ending September 24, 2004. In accordance with FSP No. 106-2, the Company concluded that the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. Accordingly, the Company reflected the impact of the Act prospectively as of the start of the third quarter 2004. The impact of the Act resulted in decreases in the accumulated postretirement benefit obligation of approximately $9,100 and in the annual net periodic postretirement benefit costs for 2004 of approximately $900.

Back to Index

     The Company disclosed in its financial statements for the year ended December 26, 2003, that it expected to contribute $64,700 to its foreign and domestic pension plans in the year 2004. The Company currently projects that the expected pension contribution for 2004 for its domestic pension plans now approximates $29,200, as compared to $37,000 included in the estimate at December 26, 2003. The reduction is primarily the result of new pension funding legislation enacted in the United States. As of September 24, 2004, a total of $39,900 domestic and foreign contributions have been made.

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

     On September 24, 2004 the Company closed its equity-for-debt exchange offer (“exchange offer”) that significantly strengthened the Company’s balance sheet. The exchange offer reduced debt by $436,900, reduced the shareholders’ deficit by $448,200, is expected to reduce annual interest expense by approximately $28,000, and when combined with the proceeds from the issuance of new notes that were used to repay amounts that were outstanding under the Senior Credit Facility, eliminated substantially all material scheduled corporate debt maturities prior to 2011. A pretax charge of $174,900, relating primarily to the convertible subordinated notes, was recorded as required by SFAS 84 “Induced Conversions of Convertible Debt.” Of the $174,900 charge, $163,900 was non-cash. The subsequent offering period for the exchange offer expired on October 20, 2004 and resulted in an immaterial amount of additional tendered securities, the results of which will be recorded in the fourth quarter of 2004. See Note 3 to the condensed consolidated financial statements for additional details on the exchange offer.

     The Company operates through two main business groups – the Engineering & Construction Group (“E&C”), and the Global Power Group (“Global Power”), formerly known as the Energy Group. The corporate center, restructuring expenses and certain legacy liabilities (e.g. corporate debt) are included in the Corporate and Finance Group (“C&F”).

     The global markets in which the Company operates are largely dependent on overall economic growth and continue to be highly competitive. Consolidated new orders and backlog have declined from recent years, but the E&C markets served by the Company, including the chemical and petrochemical industries, have been active. The power markets served by Global Power remained depressed. See the E&C and Global Power Group discussions for additional financial details.

Back to Index

     Consolidated new orders booked during the third quarter of 2004 were $280,600, down substantially from the $582,400 recorded for the same quarter in 2003. New orders booked for the first nine months of 2004 decreased $88,200, or 5%, when compared to the first nine months of 2003. Unfilled orders decreased by $469,300 during the third quarter and decreased $477,400 compared to the balance at year-end 2003. The decline in new orders for the quarter was driven by the E&C Group, while the decline in backlog from year-end 2003 is primarily the result of the Global Power Group. Increasing the level of new bookings and rebuilding profitable backlog is management’s top operating priority for the balance of 2004 and 2005.

     Six of the Company’s current portfolio of major projects (five power and one refinery project) were contracted on a lump-sum turnkey basis where the Company is responsible to deliver a completed facility per a date certain schedule. The Company also typically is responsible for certain post completion warranty obligations. Three of the projects are essentially completed, and two are forecast for completion in the first quarter of 2005. Project cost estimates are regularly re-evaluated throughout the contract period and adjustments to those estimates can significantly impact, both positively and negatively, earnings in a given period. As a result of this reevaluation process in the third quarter of 2004, twenty individual projects had final estimated profit revisions exceeding $500. These revisions resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third party materials and equipment at costs differing from previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty related costs. The net aggregate dollar value of the accrued contract loss resulting from these estimate changes during the third quarter of 2004 amounted to $12,300. Included in this amount are profit reversals and losses on lump-sum turnkey contracts, primarily in the Global Power Group’s European operations, of approximately $15,800. See the Global Power Group and Engineering & Construction Group discussions for additional details on contract earnings.

     Management expects that the number of lump-sum contracts and the number of countries where these projects will be executed will increase in the future. Lump-sum contracts are inherently risky because the Company agrees to the selling price at the time it enters into the contracts. Costs and execution schedules are based on estimates, and management assumes substantially all of the risks associated with completing the project as well as the post-completion warranty obligations. The Company established a Project Risk Management Group (“PRMG”) in the second quarter of 2002 to be responsible for reviewing proposals and work that has been contracted to evaluate the levels of risk acceptable to the Company. To date, no project has recorded losses where the PRMG reviewed the proposal prior to submission to the client. The Company’s management has decided that Global Power Group’s European operations will no longer undertake lump-sum turnkey projects on its own. Instead any such projects will be executed with the assistance of the Engineering & Construction Group, or a suitable third party partner.

     The Company reported a net loss for the quarter ending September 24, 2004 of $215,500, and $189,900 for the first nine months of 2004. Included in the quarter and year-to-date losses is a $174,900 pretax charge, $163,900 of which was non-cash, recorded in the C&F Group from the completion of the exchange offer. The E&C Group’s net earnings for the quarter were $7,600 led primarily by operations in Continental Europe. The Global Power Group’s net loss for the quarter was $20,800 caused by write-downs on three large lump-sum turnkey projects in the European Power operations.

     The E&C Group generated year-to-date net earnings of $66,000 led primarily by its international operations. Included in the E&C year-to-date earnings are pretax gains of $19,200 resulting from the sale of development rights to two power projects in Italy. The E&C Group’s Continental Europe office is currently providing engineering services to the first of these projects and is responsible for the full engineering, procurement and construction (“EPC”) for the second project on a lump-sum turnkey basis. The Global Power Group generated a year-to-date net loss $4,700 as losses in the European Power business unit more than offset the profitable operations in North America. The European Power losses resulted primarily from cost overruns on three major European EPC contracts executed under a lump-sum turnkey contract basis. Two of the projects are in the final acceptance phase and the third project is scheduled for completion the first quarter of 2005. The two projects nearing final acceptance experienced unforeseen operational problems discovered while testing the units during the third quarter. This led to delays in completing the projects, which increased project costs, and resulted in penalties for late completion. These cost increases in the third quarter more than offset the strong performance by North American Power during the second quarter of 2004 when project execution led to award of incentive bonuses on a major domestic power project, and where the execution and completion of two of the larger power projects were better than expected. Additionally, North America Power’s major lump-sum turnkey project passed its performance tests during the second quarter and successfully negotiated the elimination of all warranty obligations included in the original contract terms.

Back to Index

     As noted above, the E&C net earnings for the year-to-date includes a $19,200 pretax gain on the sale of the development rights to two power projects in Italy. While the sales of the power project development rights are recorded as one-time gains, the business in Italy has historically developed and sold such project rights, and is continuing to actively develop other project rights that are expected to be offered for sale in the future. No additional sales of a similar nature are expected in 2004.

     The number of new asbestos claims received during the first three quarters of 2004 continues to be less than forecast at year-end 2003. While the reduced number of new claims has been relatively consistent throughout 2004, management does not believe sufficient data exists at this time to warrant a reduction in the projected asbestos liability. The Company continued its strategy of settling with asbestos insurance carriers by monetizing policies or arranging coverage in place agreements. One minor insurance settlement occurred in the third quarter and the year-to-date net pretax gain on asbestos insurance settlements totals $13,400.

     Expenses in respect of professional advisors working on the Company’s exchange offer continued to be significant during the quarter. Management expects the level of costs to decline now that the exchange offer has been completed, but anticipates the need to continue certain advisory services in the fourth quarter of 2004 as the Company seeks to arrange a new revolving credit agreement and letter of credit facility. See Summary of Charges for additional details.

     Cash and cash equivalents, short-term investments, and restricted cash totaled $371,900 at September 24, 2004. This reflects a decrease of $58,300 for the first nine months of 2004.

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

     Commercial operations under a retained Environmental contract commenced in January 2004. The Company funded the construction of this project which processes spent nuclear waste for the U.S. Department of Energy. Capital recovery and operating revenues are generated as the plant processes several streams of waste materials. In early October 2004, this project successfully processed the final quantities of the first stream of waste materials originally forecast to be processed throughout 2004 and into early 2005. All the capital recovery originally forecasted to be received from processing these materials has been collected and the project generated approximately $52,800 in cash flow through September 24, 2004. The project is not expected to generate any additional cash flow until it commences processing a new waste stream of materials in 2005.

     Management continues to forecast that sufficient cash will be available to fund the Company’s U.S. and foreign working capital needs until the maturity of the Senior Credit Facility in April 2005. The Company is currently seeking a new multi-year revolving credit agreement and letter of credit facility to replace the letters of credit currently outstanding under the existing Senior Credit Facility and to provide additional letters of credit capacity. As with any forecast, there can be no assurance that the cash amounts realized and/or timing of the cash flows will match the Company’s forecast. See “Liquidity and Capital Resources” for additional details.

Back to Index

     Failure by the Company to achieve its cash flow forecast or to obtain a new revolving credit agreement and letter of credit facility plan on acceptable terms or at all could have a material adverse effect on the Company’s financial condition. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Three and nine months ended September 24, 2004 compared to the three and nine months ended September 26, 2003:

	Three Months Ended		Nine Months Ended

	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003

Revenues and other income	$732,400	$896,200	$2,104,500	$2,642,900

Loss before income taxes	$(206,000)	$(21,600)	$(147,200)	$(56,400)

Net loss	$(215,500)	$(26,900)	$(189,900)	$(76,100)

      In the three and nine months ended September 24, 2004, the Company recorded net pretax charges of $190,700 and $146,400, respectively, compared to $26,100 and $86,900 for the comparable periods ended September 26, 2003. These charges and (profits) are separately identified below to provide for a better comparison of results.

	Three Months Ended September 24, 2004				Nine Months Ended September 24, 2004

	E&C	GPG	C&F	Total	E&C	GPG	C&F	Total

1. (Gains) on asbestos settlements	$—	$—	$—	$—	$—	$—	$(13,400)	$(13,400)
2. (Gains) on sale of assets	—	—	—	—	(19,200)	—	—	(19,200)
3. Re-evaluation of project claim estimates	—	—	—	—	—	—	—	—
4. Re-evaluation of contract cost estimates	(8,200)	20,500	—	12,300	(51,900)	41,000	—	(10,900)
5. Equity-for-debt exchange charge	—	—	174,900	174,900	—	—	174,900	174,900
6. Restructuring and credit agreement costs	—	—	1,400	1,400	—	—	15,200	15,200
7. Severance cost	700	—	100	800	1,300	—	100	1,400
8. Pension curtailment/legacy	—	—	—	—	—	—	—	—
9. Legal settlements and other provisions	1,700	(400)	—	1,300	1,700	(3,300)	—	(1,600)

Total	$(5,800)	$20,100	$176,400	$190,700	$(68,100)	$37,700	$176,800	$146,400

	Three Months Ended September 26, 2003				Nine Months Ended September 26, 2003

	E&C	GPG	C&F	Total	E&C	GPG	C&F	Total

1. (Gains) on asbestos settlements	$—	$—	$—	$—	$—	$—	$—	$—
2. (Gains)/losses on sale of assets	—	—	15,100	15,100	(15,300)	—	15,100	(200)
3. Re-evaluation of project claim estimates	—	—	—	—	(2,500)	—	—	(2,500)
4. Re-evaluation of contract cost estimates	(3,700)	300	—	(3,400)	32,400	2,300	—	34,700
5. Equity-for-debt exchange charge	—	—	—	—	—	—	—	—
6. Restructuring and credit agreement costs	—	—	12,800	12,800	—	—	33,300	33,300
7. Severance cost	(600)	1,200	500	1,100	3,200	4,500	2,000	9,700
8. Pension curtailment/legacy	(600)	—	1,900	1,300	(2,200)	—	9,600	7,400
9. Legal settlements and other provisions	—	—	(800)	(800)	—	—	4,500	4,500

Total	$(4,900)	$1,500	$29,500	$26,100	$15,600	$6,800	$64,500	$86,900

Back to Index

1.	In the first nine months of 2004, the Company entered into settlement and release agreements that resolve coverage litigation with certain asbestos insurance carriers. The Company recorded an aggregate gain on the settlements of $13,400 in the first nine months of 2004. The gain on the settlements was recorded in other income.
2.	In the first two quarters of 2004, the Company sold development rights to certain power projects in Europe. The Company recorded an aggregate gain on the sales of $19,200, which was recorded in other income. In the third quarter of 2003, the Company recorded a $15,100 impairment loss in other deductions on the anticipated sale of a domestic corporate office building. In the first quarter of 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, resulting in a net gain of $15,300, which was recorded in other income.
3.	In early July 2003, a subsidiary of the Company received $23,000 in settlement of a receivable dispute and corresponding claim from a client. A pretax gain of $2,500 associated with the anticipated claim recovery was recorded in the second quarter of 2003. The cash proceeds were received in the third quarter of 2003.
4.	In the third quarter of 2004 and during the first nine months of 2004, the E&C businesses experienced positive changes in contract cost estimates of $8,200 and $51,900, respectively, due primarily to project performance. During the first nine months of 2004, the Global Power Group’s North American Power businesses earned several project incentive bonuses, experienced better than estimated execution on two large domestic projects, and successfully negotiated the elimination of all warranty risk on another major project. For the three-month and nine-month periods ended September 24, 2004, the North American Power business contracts generated profits of $5,800 and $26,000, respectively, while the European Power business, driven primarily from problems on an ongoing lump-sum turnkey power project in Europe, generated losses of $26,300 and $67,000. The E&C Group charge of $32,400 in the first nine months of 2003 was related to reserves recorded on three contracts retained by Foster Wheeler Environmental Corporation totaling $31,400, a reserve of $11,000 related to a Canadian fired heater contract and profit improvement relating to cost under-runs and a schedule bonus totaling $10,000 on a North American project. The E&C Group profit of $3,700 in the third quarter of 2003 was related to additional reserves recorded on three contracts retained by Foster Wheeler Environmental Corporation totaling $2,300, an additional reserve of $4,000 related to a Canadian fired heater contract and profit improvement relating to cost under-runs and a schedule bonus totaling $10,000 on a North American project. The Global Power Group recorded anticipated losses on contracts of $300 in the third quarter of 2003 and $7,000 in the second quarter of 2003 that was offset by the reduction of a project reserve in the first quarter of 2003 of $5,000, which was no longer required. The revaluations of estimates recorded in 2004 and 2003 were recorded in the cost of operating revenues.
5.	The Company recorded a net charge of $174,900 on the equity-for-debt exchange in the third quarter of 2004, as described in Note 3 to the condensed consolidated financial statements.
6.	Restructuring activities and credit agreement costs were recorded in other deductions.
7.	Severance costs were recorded in cost of operating revenues for the E&C and Global Power Groups and in selling, general and administrative expenses for the C&F Group.
8.	The 2003 amount primarily represents a curtailment charge due to the changes in the Company’s domestic defined benefit plans and increased net periodic pension charges as a result of the decrease in the discount rates used in the updated actuarial determination of such amounts. The amounts in 2003 were recorded in other deductions.
9.	The (gains) and charges represent legal settlements and accruals for legal costs and were recorded in other income and other deductions.

Consolidated Operating Revenues
	September 24, 2004	September 26, 2003	$ Change	% Change

Three Months Ended	$720,600	$886,600	$(166,000)	(18.7)%
Nine Months Ended	$2,021,900	$2,592,900	$(571,000)	(22.0)%

Back to Index

The decline in consolidated operating revenues for the three and nine months ended September 24, 2004 and September 26, 2003 is primarily due to the completion of certain significant projects in the E&C Group’s operating units in North America and Europe, and to a lesser extent, the Global Power Group’s North American and European operating units. See the individual group discussions for additional details.

Consolidated Gross Earnings from Operations

	September 24, 2004	September 26, 2003	$ Change	% Change

Three Months Ended	$47,100	$80,100	$(33,000)	(41.2)%
Nine Months Ended	$228,300	$200,100	$28,200	14.1%

Gross earnings are equal to operating revenues minus the cost of operating revenues. The decrease for the three months ended September 24, 2004 results from charges detailed at the beginning of this Item 2 at the Global Power Group’s European operations. The increase in the nine months ended September 24, 2004 in consolidated gross earnings from operations is primarily the result of the contract profits earned in the second quarter of 2004 where contract performance bonuses and cost under runs were earned at the Global Power Group’s North American Power operations and at the Engineering & Construction Group’s European operations.

Consolidated Selling, General and Administrative Expenses

	September 24, 2004	September 26, 2003	$ Change	% Change

Three Months Ended	$54,900	$46,000	$8,900	19.3%
Nine Months Ended	$168,500	$145,100	$23,400	16.1%

The increase in consolidated selling, general and administrative expenses for the quarter and year-to-date is primarily due to increased sales and lump-sum proposal activity in the E&C Group’s U.K. operations and the Global Power Group’s Finnish operations.

Consolidated Other Income

	September 24, 2004	September 26, 2003	$ Change	% Change

Three Months Ended	$11,800	$9,600	$2,200	22.9%
Nine Months Ended	$82,600	$50,000	$32,600	65.2%

The increase in consolidated other income for the three months ended September 24, 2004 is primarily due to increased earnings on equity investments in build, own and operate projects located outside of the U.S. The increase in year-to-date consolidated other income is primarily due to the sale of development rights to certain power projects by the E&C Group’s European operations, increase in earnings on equity investments, and asbestos insurance settlements in 2004.

Consolidated Other Deductions

	September 24, 2004	September 26, 2003	$ Change	% Change

Three Months Ended	$6,700	$38,700	$(32,000)	(82.7)%
Nine Months Ended	$32,300	$85,600	$(53,300)	(62.3)%

     The decrease in consolidated other deductions for the three and nine months ended September 24, 2004 over the same periods in the prior year is primarily due to the changes in certain of the charges detailed at the beginning of this Item 2.

Management expects the level of restructuring costs to decline now that the exchange offer has been completed, but anticipates the need to continue certain advisory services in the fourth quarter of 2004 as the Company seeks to arrange a new revolving credit agreement and letter of credit facility.

Back to Index

Consolidated Tax Provision

	September 24, 2004	September 26, 2003	$ Change	% Change

Three Months Ended	$9,500	$5,300	$4,200	79.2%
Nine Months Ended	$42,700	$19,700	$23,000	116.8%

     The difference in the consolidated tax provisions results from taxable income in certain jurisdictions (primarily non-U.S.) combined with a valuation allowance offsetting other loss benefits in other jurisdictions (primarily U.S.).

     As a result of the recently consummated equity-for-debt exchange offer discussed in Note 3 to the condensed consolidated financial statements, the Company will be subject to substantial limitations on the use of pre-exchange losses and credits to offset U.S. federal taxable income in any post-exchange year. Since a valuation allowance had already been reflected to offset these losses and credits, this limitation did not result in a write-off by the Company.

     On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act”) into law. The Company is currently assessing the impact of the Act on its financial position, results of operations and cash flows.

Engineering and Construction Group

	Three Months Ended				Nine Months Ended

	September 24,	September 26,			September 24,	September 26,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

Operating revenue	$446,200	$569,500	$(123,300)	(21.7)%	$1,245,100	$1,547,300	$(302,200)	(19.5)%

EBITDA	$21,100	$19,900	$1,200	6.0%	$112,200	$47,000	$65,200	138.7%

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

     EBITDA is a supplemental, non-generally accepted accounting principle (“GAAP”) financial measure. EBITDA is defined as earnings/(loss) before taxes, interest expense, depreciation and amortization. The Company has presented EBITDA because it believes it is an important supplemental measure of operating performance. EBITDA, as adjusted for certain unusual and infrequent items specifically excluded by provisions in the Senior Credit Facility, is also used as a measure for certain covenants under the Senior Credit Facility. The Company believes that the line item on its condensed consolidated statement of operations and comprehensive loss entitled “net loss” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings/(loss) as an indicator of operating performance. EBITDA, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of the Company’s ability to fund its cash needs. As EBITDA excludes certain financial information compared with net earnings/(loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions which are excluded. The Company’s non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because the Company has borrowed substantial amounts of money to finance some of its operations, interest is a necessary and ongoing part of the Company’s costs and has assisted the Company in generating revenue. Therefore, any measure that excludes interest has material limitations;

Back to Index

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of the Company’s operations, any measure that excludes taxes has material limitations;

•	It does not include depreciation. Because the Company must utilize substantial property, plant and equipment in order to generate revenues in its operations, depreciation is a necessary and ongoing part of the Company’s costs. Therefore, any measure that excludes depreciation has material limitations.

     A reconciliation of EBITDA, a non-GAAP financial measure, to net earnings, a GAAP measure, is shown below.

		Three Months Ended		Nine Months Ended

		September 24,	September 26,	September 24,	September 26,
		2004	2003	2004	2003

EBITDA		$21,100	$19,900	$112,200	$47,000
Less:	Interest expense	2,600	300	7,800	2,000
	Depreciation and amortization	2,000	2,500	6,900	7,700

Earnings before income taxes		16,500	17,100	97,500	37,300
Income taxes		8,900	4,700	31,500	9,900

Net earnings		$7,600	$12,400	$66,000	$27,400

     Operating revenues declined in both the domestic and European operating units in the three and nine months ended September 24, 2004. The declines reflect the run down of two large contracts in the U.K. that contained significant quantities of flow through costs, and the general decline in the Group’s backlog during the last 2 years.

     The quarterly and year-to-date 2004 EBITDA was driven by the performance of the European business units where project execution on a number of individual contracts was better than expected. Included in the year-to-date 2004 EBITDA is an aggregate gain of $19,200, relating to the sales of development rights on power projects in Italy. The Continental Europe business unit is currently performing the engineering services on one of these projects and is executing a lump-sum turnkey project for the second. A third power project whose development rights were sold in 2002, is nearing completion. All three projects are profitable. The year-to-date 2003 EBITDA includes a charge of $32,400, due primarily to environmental projects retained in the Environmental asset sale, and a North American project executed in Canada.

Global Power Group

	Three Months Ended				Nine Months Ended

	September 24,	September 26,			September 24,	September 26,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

Operating revenue	$275,300	$316,800	$(41,500)	(13.1)%	$778,200	$1,044,400	$(266,200)	(25.5)%

EBITDA	$(1,700)	$33,800	$(35,500)	(105.0)%	$67,000	$94,000	$(27,000)	(28.7)%

     For an explanation about the limitations of using EBITDA as a financial metric, see the notation above under Engineering and Construction Group.

     A reconciliation of EBITDA, a non-GAAP financial measure, to net earnings, a GAAP measure, is shown below.

Back to Index

		Three Months Ended		Nine Months Ended

		September 24,	September 26,	September 24,	September 26,
		2004	2003	2004	2003

EBITDA		$(1,700)	$33,800	$67,000	$94,000
Less:	Interest expense	8,400	6,000	24,900	18,400
	Depreciation and amortization	5,100	5,300	15,300	16,400

(Loss)/earnings before income taxes		(15,200)	22,500	26,800	59,200
Income taxes		5,600	8,400	31,500	21,100

Net (loss)/earnings		$(20,800)	$14,100	$(4,700)	$38,100

     The decrease in operating revenue primarily reflects the decline in bookings in the North American and European power markets during 2003 and 2004. Several large power contracts were completed or are nearing completion in North America and Europe. These large contracts have not been replaced and management believes reflect an overcapacity of electric generating plants in North America, and the uncertainty that existed in several European countries regarding strategies for meeting emissions standards required by the European Union. Management believes that these uncertainties have largely been resolved and are seeing an increased level of client interest in new or upgraded power generating facilities. The Company had expected to receive in the fourth quarter of 2004 the full notice to proceed on a major boiler island project in Europe. The client has indicated that the third party financing for the project is unlikely to be completed as planned and requested an extension of our proposal until March 2005. The Company has performed and was paid for the early engineering phases of this contract. Additionally, the client has provided an approximate $18,000 advance payment to the Company that will be used when the full notice to proceed is obtained.

     The decline in EBITDA reflects charges recorded during the quarter on three large lump-sum turnkey contracts on projects located in Europe. Construction of one of these projects is complete and the Company expects the warranty portion of the contract to commence in the fourth quarter of 2004. The second contract contains two separate facilities. The first facility is being tested and the second facility is forecast for completion in January 2005. The third contract also contains two separate facilities and the first has entered the warranty phase of the contract and the second is currently being tested.

     Strong operating results recorded by the North American Power operations in the second quarter of 2004 were more than offset by the problems on the European projects previously noted. See changes in certain of the charges detailed at the beginning of this Item 2.

     Performance at the Global Power Group’s two owned and operated power generation facilities, and one waste-to-energy facility was as expected during the quarter. Revenues at these facilities are relatively stable as the output is largely sold under long-term contracts and operating costs are to a large extent either well established or are reimbursed under the sales contracts.

Financial Condition

     As noted previously, the Company consummated its equity-for-debt exchange offer on September 24, 2004, which significantly strengthened the Company’s balance sheet. The Company recognized an aggregate increase in preferred stock, common stock and paid-in capital of $623,100 and a charge to income of $174,900 in conjunction with the equity-for-debt exchange. For the nine months ended September 24, 2004, the total shareholders’ deficit decreased by $431,200, as a result of the increase in capital shares and paid-in capital of $623,100 resulting from the completion of the exchange offer, offset by a net loss of $189,900, of which $174,900 related to the exchange offer, and a change in foreign currency translation of $2,000.

     Cash flows used by operations were $46,300 for the nine months ended September 24, 2004, compared to $18,300 for the nine months ended September 26, 2003. The increase in cash used by operations is primarily due to the costs associated with three lump-sum turnkey power projects in the Global Power Group’s operations in Europe and the C&F Group’s costs associated with the equity-for-

Back to Index

debt exchange offer. Cash flows from the E&C Group were positive because of the capital recovery on one of the projects retained by the Company when the Environmental assets were sold, and from the group’s quarterly earnings.

     Cash and cash equivalents, short-term investments and restricted cash totaled $371,900 at September 24, 2004, reflecting a decrease of $58,300 since December 26, 2003.

     During the nine months ended September 24, 2004, long-term investments in land, buildings and equipment were $7,500, as compared with $11,000 for the comparable period in 2003. Capital expenditures primarily reflect routine replacement of information technology equipment and replacement of miscellaneous equipment associated with the Global Power Group’s European power operations.

     Corporate and other debts, including the new 2011 Senior Notes, are as follows:

		September 24,	December 26,
		2004	2003

Senior Credit Facility		$—	$128,200
6.75% Notes due November 15, 2005		11,400	200,000
2011 Senior Notes-Series A		147,100	—
2011 Senior Notes-Series B		124,800	—
Other		5,400	5,600

		288,700	333,800
Less:	Current portion	3,600	100

		$285,100	$333,700

     The funded portion of the Senior Credit Facility was repaid on September 24, 2004 as part of the equity-for-debt exchange offer.

     Special purpose project debt consists of the debt associated with the three build, own and operate special purpose operating subsidiaries. The operating results of these companies are consolidated within the Global Power Group and the debt by company is as follows:

		September 24,	December 26,
		2004	2003

Martinez Cogen Limited Partnership		$15,300	$21,900
Foster Wheeler Coque Verde, L.P.		35,100	37,800
Camden County Energy Recovery Associates		77,500	77,500

		127,900	137,200
Less:	Current portion	18,900	17,900

		$109,000	$119,300

     Additionally, the Company held the following debt at the close of each period:

Back to Index

	September 24,	December 26,
	2004	2003

Bank loans	$—	$100

Capital lease obligations, net of current portion
($1,400 for both 2004 and 2003)	$63,800	$62,400

Subordinated Robbins exit funding obligations:
1999C Bonds at 7.25% interest
Due annually thru 2009, net of current portion
($10 in 2004 and $1,700 in 2003)	$100	$10,400
Due 2024	20,500	77,200
1999D Accretion Bonds at 7% interest, due 2009	200	24,000

	$20,800	$111,600

Convertible subordinated notes	$3,100	$210,000

Preferred trust securities	$—	$175,000

Subordinated deferrable interest debentures	$71,300	$—

Liquidity and Capital Resources

     The accompanying condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, asset sales and collections of receivables to fund its obligations, including those resulting from asbestos-related liabilities, as well as the Company’s ability to maintain credit facilities and bonding capacity adequate to conduct its business. The Company incurred significant operating losses during the nine months ended September 24, 2004 and in each of the years in the three-year period ended December 26, 2003, and has a shareholders’ deficit of $441,200 as of September 24, 2004.

     On September 24, 2004, the Company completed an equity-for-debt exchange offer in which it issued common shares, preferred shares, warrants to purchase common shares, or in some cases to purchase preferred shares, and new notes in exchange for certain of its outstanding debt securities and trust securities. The exchange offer reduced the Company’s existing debt (excluding a reduction in deferred accrued interest of $31,100) by $436,900, improved the Company’s shareholders’ deficit by $448,200, is expected to reduce annual interest expense by approximately $28,000, and when combined with the proceeds from the issuance of the 2011 Senior Notes that were used to repay amounts that were outstanding under the Senior Credit Facility, eliminated substantially all material scheduled corporate debt maturities prior to 2011. A pretax charge of $174,900 relating primarily to the Convertible Notes that were exchanged, substantially all of which was non-cash, was recorded in conjunction with the exchange offer. After completing the exchange offer, the Company had outstanding debt obligations of approximately $577,000 as of September 24, 2004. The Company’s annual cash interest expense after reflecting the exchange offer approximates $49,300. (Refer to Note 3 to the condensed consolidated financial statements for further details of the exchange offer.)

     In August of 2002, the Company negotiated a Senior Credit Facility that was comprised of a $71,000 term loan, a $69,000 revolving credit facility and a $149,900 letter of credit facility having an April 30, 2005 maturity date. Over the course of 2002 and 2003, the Company obtained amendments to this facility to provide covenant relief and to allow for the equity-for-debt exchange offer. These amendments are described below. In connection with the equity-for-debt exchange offer, the Company repaid the term loan and all amounts outstanding under the revolving credit facility in full. In addition,

Back to Index

the Senior Credit Facility was amended (Amendment No. 5) to reduce the availability under the letter of credit facility to $125,000 and to terminate the revolving credit facility, as described below.

     The Company is currently seeking a new multi-year revolving credit agreement and letter of credit facility. As of September 24, 2004 the Company had letters of credit outstanding under the Senior Credit Facility of $81,400. Letters of credit outstanding upon maturity of the Senior Credit Facility will either need to be replaced by a new facility or funded with cash. There can be no assurance that the Company will be able to obtain a new revolving credit and letter of credit facility on acceptable terms or at all.

     The Senior Credit Facility covenants, include a maximum senior leverage ratio and minimum earnings before interest expense, taxes, depreciation and amortization (“EBITDA”). Compliance with these covenants is measured quarterly. The maximum senior leverage covenant compares actual average rolling four quarter EBITDA, as defined in the Senior Credit Facility, to actual total senior debt, as defined. The resultant multiple of debt to EBITDA must be less than maximum amounts specified in the Senior Credit Facility. The minimum EBITDA covenant requires the actual average rolling four quarter EBITDA, as defined in the Senior Credit Facility, to meet minimum EBITDA targets. Management’s current forecast indicates that the Company will be in compliance with the financial covenants contained in the Senior Credit Facility throughout the facility’s term.

     The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries.

     The Senior Credit Facility requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retained the first $77,000 of such amounts and also retains a 50% share of the balance. The $77,000 threshold was exceeded during the second quarter of 2003. Accordingly, principal repayments of $12,300 and $1,800 were made on the term loan in the first nine months of 2004 and during the full year of 2003, respectively, as a result of asset sales during those periods.

     Amendment No. 1 to the Senior Credit Facility, obtained on November 8, 2002, provided for the exclusion of up to $180,000 of gross pretax charges recorded by the Company in the third quarter of 2002 for covenant calculation purposes. The amendment further provided that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. As of December 26, 2003, $31,000 of the contingency risks was favorably resolved, and additional project reserves were established for $32,000 leaving a contingency balance of $0.

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

     Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the equity-for-debt exchange offer, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. The terms of the amendment called for the Company to pay a fee equal to 5% of the lenders’ credit exposure since it had not made a required prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. The Company paid the required fee of $13,600 on March 31, 2004. The annual interest rate on borrowings under the Senior Credit Facility increased each quarter until the term loan and revolving credit facility were repaid on September 24, 2004.

     Amendment No. 4 to the Senior Credit Facility, entered into on October 30, 2003, modified certain definitions and representations to allow for the maintenance and administration of certain bank accounts of the Company.

Back to Index

     Amendment No. 5 to the Senior Credit Facility, entered into on May 14, 2004, amended and waived certain affirmative and negative covenants necessary to permit the equity-for-debt exchange offer as well as to allow for a reduction of $25,000 in the Company’s letter of credit facility. In consideration for the amendments and waivers obtained in this amendment, the Company is obligated to pay, on November 30, 2004, a fee equal to 1.25% of the lenders’ outstanding letter of credit exposure and a further fee equal to 0.75% of the lenders’ outstanding letter of credit exposure for each additional month thereafter through the expiration date of the Senior Credit Facility of April 30, 2005.

     The Company finalized a sale/leaseback arrangement for an office building at its corporate headquarters in the third quarter of 2002. Under this arrangement, the Company leases the facility for an initial non-cancelable period of 20 years. The proceeds from the sale/leaseback were sufficient to repay the balance outstanding under a previous operating lease arrangement of $33,000 for a second corporate office building. The long-term capital lease obligation of $44,600 as of September 24, 2004 is included in capital lease obligations in the accompanying condensed consolidated balance sheet. The Company entered into a binding agreement in the first quarter 2004 to sell the second corporate office building. The sale closed in the second quarter 2004 and generated net cash proceeds of $16,400. Of this amount, 50% was used to prepay amounts outstanding under the term loan portion of the Senior Credit Facility in the second quarter 2004.

     The Senior Credit Facility and the sale/leaseback arrangement have quarterly debt covenant compliance requirements. Management’s forecast indicates that the Company will be in compliance with the debt covenants throughout 2005, provided the Company successfully obtains a new letter of credit facility. However, there can be no assurance that the Company will comply with the covenants. If the Company violates a covenant under the Senior Credit Facility or the sale/leaseback arrangement, repayment of amounts outstanding under such agreements could be accelerated. Acceleration of these facilities would result in a cross default under the following agreements: the 2011 Senior Notes, the 2005 Senior Notes, the Convertible Notes, the trust preferred securities, the Robbins Bonds, and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well. The total amount of Foster Wheeler Ltd. debt that could be accelerated is $474,000 as of September 24, 2004. The Company would not be able to repay amounts borrowed if the payment dates were accelerated. The debt covenants and the potential payment acceleration requirements raise substantial doubts about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     One of the Company’s foreign subsidiaries is a party to two Euro-denominated performance bond facilities with financial institutions that contain covenants. The covenants include (i) a limitation on the amount of dividends to 75% of the subsidiary’s annual earnings and (ii) a requirement that the payment of dividends and certain restricted payments be subject to the subsidiary having minimum equity ratios, calculated as equity divided by total assets each as defined in the facilities. In addition, the facilities require the subsidiary to maintain a minimum equity ratio. One of the performance bond facilities is dedicated to a specific project and, as of September 24, 2004, had performance bonds outstanding equivalent to approximately $40,000 (none of which has been drawn). Covenants under this facility are tested quarterly. The second facility is a general performance bond facility and, as of September 24, 2004, had performance bonds outstanding in favor of several clients equivalent to approximately $13,000 (none of which has been drawn).

     As a result of operating losses at the foreign subsidiary during the second quarter of 2004, the equity of the Company’s subsidiary fell below the minimum equity ratios, breaching the covenants contained in the performance bond facilities. On August 6, 2004 and August 9, 2004, the Company’s foreign subsidiary obtained waivers from the financial institutions providing the performance bond facilities. The waiver for the project specific performance bond facility requires that the foreign subsidiary make no dividends or other restricted payments, including intercompany loans, debt service on existing intercompany loans, royalties, and management fees, for as long as the foreign subsidiary’s equity remains below the minimum amounts and the performance bonds are outstanding. The equity of the Company’s subsidiary remained below the minimum equity ratio as of September 24, 2004. The waiver for the general performance bond facility was initially effective through October 31, 2004 and was

Back to Index

subsequently extended through November 30, 2004. In the event that the Company is unable to obtain a further waiver or amendment, it will pursue a replacement for this bonding facility. In addition, the subsidiary has sufficient cash on hand to collateralize the obligations supported by the performance bonds in the event it is unable to obtain a waiver or an alternative bonding facility. Therefore, the Company believes this matter will not have an adverse impact on its forecasted liquidity. The foreign subsidiary’s inability to pay dividends and restricted payments because of its failure to remain in compliance with the minimum equity ratio covenants is reflected in the Company’s liquidity forecasts.

     The Company’s U.S. operations, which include the corporate functions, are cash flow negative and are expected to continue to incur negative cash flow due to a number of factors including costs related to the Company’s indebtedness, obligations to fund U.S. pension plans, and other expenses related to corporate functions and other corporate overhead.

     Management closely monitors liquidity and updates its U.S. liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, working capital needs and unused credit line availability. The Company’s cash flow forecasts continue to indicate that sufficient cash will be available to fund the Company’s U.S. and foreign working capital needs throughout 2005, provided the Company successfully replaces the letter of credit facility contained in the Senior Credit Facility. Ensuring adequate domestic liquidity remains a priority for the Company’s management, however, there can be no assurance that the cash amounts realized and/or timing of the cash flows will match the Company’s forecast.

     As of September 24, 2004, the Company had cash and cash equivalents on hand, short-term investments, and restricted cash totaling $371,900, compared to $430,200 as of December 26, 2003. Of the $371,900 total at September 24, 2004, approximately $311,900 was held by foreign subsidiaries. The Company is sometimes required to cash collateralize bonding or certain bank facilities and such amounts are included in restricted cash. The amount of restricted cash at September 24, 2004 was $64,300, of which $59,800 relates to the non-U.S. operations.

     Restricted cash at September 24, 2004 consists of approximately $4,100 held primarily by special purpose entities and restricted for debt service payments, approximately $57,800 that was required to collateralize letters of credit and bank guarantees, and approximately $2,400 of client escrow funds. Domestic restricted cash totals approximately $4,500, which relates to funds held primarily by special purpose entities and restricted for debt service payments and client escrow funds. Foreign restricted cash totals approximately $59,800 and is comprised of cash collateralized letters of credit and bank guarantees and client escrow funds.

     The Company requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs and to service its debt. The Company’s current 2004 forecast assumes total cash repatriation from its non-U.S. subsidiaries of approximately $79,000 from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends. In the first nine months of 2004 and the full year of 2003, the Company repatriated approximately $65,000 and $100,000, respectively, from its non-U.S. subsidiaries.

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

Back to Index

fund its U.S. working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit the Company’s ability to continue as a going concern.

     Commercial operations under a domestic contract retained by the Company in connection with the sales of assets of the Foster Wheeler Environmental Corporation (“Environmental”), as described further in Note 11 to the condensed consolidated financial statements, commenced in January 2004. The plant processes low-level nuclear waste for the U.S. Department of Energy (“DOE”). The Company funded the plant’s construction costs and operates the facility. The majority of the Company’s invested capital was recovered during the early stages of processing the first stream of waste materials. This project successfully processed all quantities of the first waste stream of materials ahead of schedule and is currently finalizing the processing line for the second waste stream. As of September 24, 2004, the project generated year-to-date net cash flow of approximately $52,800. An additional $17,800 of capital recovery is dependent on the initial processing of the second waste stream of materials. This capital recovery is expected in 2005.

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

     In connection with the exchange offer, the holders of the Company’s Senior Notes due November 15, 2005 agreed to amend the indenture governing these notes to effectively eliminate the security interest previously held by the notes. Holders of the Company’s new 2011 Senior Notes have a security interest in the stock, debt and assets of certain of Foster Wheeler Ltd.’s subsidiaries. The Senior Credit Facility is also secured by the stock, debt and assets of certain subsidiaries and has priority over the 2011 Senior Notes in such security.

     The 2011 Senior Notes contain incurrence covenants that must be met should the Company choose to undertake certain actions including incurring debt, making payments and investments, granting liens, making asset sales and entering into specific intercompany transactions, among others. Management monitors these covenants to ensure it is aware of the actions the Company is permitted to take pursuant to the 2011 Senior Notes Indenture.

     In the third quarter of 2002, the Company also entered into a receivables financing arrangement of up to $40,000. The Company, in agreement with the lenders, reduced the maximum borrowing capacity to $30,000 effective May 28, 2004 thereby reducing unused commitment fees incurred. No amounts were drawn during 2004 or 2003, and the Company voluntarily terminated the receivable financing arrangement on September 30, 2004. A termination fee of $400 was accrued in the third quarter of 2004 and paid to the lending group on September 30, 2004.

     On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provides for up to $45,000 of additional revolving loans available to provide working capital, which may be required by these subsidiaries as they seek to grow the business by pursuing a larger volume of lump-sum EPC contracts. The facility is secured by substantially all of the assets of these subsidiaries and is subject to covenant compliance. Such covenants include a minimum EBITDA level and a loan to EBITDA ratio. As of September 24, 2004, the facility remained undrawn.

     Since January 15, 2002, the Company has exercised its right to defer payments on the junior subordinated debentures underlying the 9.00% Preferred Capital Trust I securities and, as a result, to defer payments on those securities. The aggregate liquidation amount of the trust preferred securities at September 24, 2004 was $71,300, after completing the equity-for-debt exchange. See Note 3 to the condensed consolidated financial statements for further details of the exchange offer. The Senior Credit Facility, as amended, requires the Company to defer the payment of the dividends on the trust preferred securities and no dividends were paid during the first three quarters of 2004. As of September 24, 2004,

Back to Index

the amount of dividends deferred plus accrued interest approximates $21,400. The Company intends to continue to defer payment of the dividends on the trust preferred securities until January 15, 2007 — the full term allowed by the underlying agreement. Once the deferred dividend obligation has been satisfied, the Company has the right to defer subsequent dividend payments for an additional 20 consecutive quarters.

     The Company’s operations used cash of approximately $46,300 during the first nine months of 2004 compared to a use of $18,300 during the same period in 2003. The increase in cash used by operations is primarily due to the costs associated with three lump-sum turnkey power projects in the Global Power Group’s operations in Europe and the C&F Group’s costs associated with the equity-for-debt exchange offer. Cash flows from the E&C Group were positive because of the capital recovery on one of the projects retained by the Company when the Environmental assets were sold, and from the group’s quarterly earnings.

     The Company’s working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of the Company’s contracts. Working capital needs increased in prior years as a result of the Company satisfying requests from its customers for more favorable payment terms under contracts. Such requests generally include reduced advance payments and less favorable payment schedules to the Company. As previously noted, management forecasts that there will be sufficient liquidity to meet the Company’s operating requirement throughout 2005, provided the Company successfully completes a new letter of credit facility. There can be no assurance the Company can replace the letter of credit facility on acceptable terms, or at all.

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

     The Company retained from the Environmental sale, as further discussed in Note 11 to the condensed consolidated financial statements, a long-term contract with a government agency that is to be completed in four phases. The first phase was for the design, permitting and licensing of a spent fuel facility. This phase was completed for a price of $66,700. The first phase of this project was profitable, but the close-out of this phase resulted in increased costs. Profit reversal of $11,900 was recorded in 2003. Approximately $7,900 and $4,000 of this charge were expended in 2003 and the first nine months of 2004, respectively. The Company has submitted requests for equitable adjustment related to this contract and, at September 24, 2004 and December 26, 2003, the Company’s financial statements reflect anticipated collection of $0 from these requests for equitable adjustment.

     The second phase of the contract is billed on a cost-plus-fee basis and is expected to conclude in 2004. In this phase, the Company must respond to any questions regarding the initial design included in phase one. Phase three, which is for the construction, start-up and testing of the facility for a fixed contractual price of $114,000, subject to escalation, and is contractually scheduled to commence in late 2004. The actual commencement of this phase will be delayed as a result of the significant delay in the issuance of the NRC license for the facility. This delay will also result in substantial additional facility costs. The Company anticipates submitting requests for equitable adjustment to compensate for such delays and additional costs following receipt of the NRC facility license. This phase would begin with the purchase of long lead items followed by the construction activities. Construction is expected to last two years and requires that a subsidiary of the Company fund the construction cost. Foster Wheeler USA Corporation, the parent company of Environmental, provided a performance guarantee on the project. In addition, a surety bond for the full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of the

Back to Index

Company will operate the facility at fixed rates, subject to escalation, for approximately four years. The Company and the government agency have engaged in discussions about possibly restructuring or terminating subsequent phases of the contract. If the project were to proceed, the Company intends to seek third party financing to fund the majority of the construction costs, but there can be no assurance that the Company will secure such financing on acceptable terms, or at all. There also can be no assurance that the Company will be able to obtain the required surety bond. If the Company cannot obtain third party financing or the required surety bond, the Company’s participation would be uncertain. This could have a material adverse effect on the Company’s financial condition, results of operations, and cash flow. No claims have been raised by the government agency against the Company. The ultimate potential liability to the Company would arise in the event that the government agency terminates the contract (for example, due to the Company’s inability to continue with the contract) and re-bids the contract under its exact terms and the resulting cost to the government agency is greater than it would have been under the existing terms with the Company. The Company does not believe a claim is probable and is unable to estimate the possible loss that could occur as a result of any claims. Additionally, the Company believes that it has good legal defenses should the government agency decide to pursue any such action.

     During the first nine months of 2004, the Company settled several domestic contract disputes and was required to pay portions of settlements finalized in 2003. Net settlement proceeds of $9,300 were collected by the Company in the first nine months of 2004. During 2003, the Company collected approximately $39,000 in net proceeds from domestic contract dispute settlements. An additional $1,000 will be paid by the Company over the balance of 2004 under terms of the 2003 settlement agreements.

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

Back to Index

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

     It is customary in the industries in which the Company operates to provide letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. The Company and its subsidiaries traditionally obtained letters of credit or bank guarantees from its banks, or performance bonds from a surety on an unsecured basis. Due to the Company’s financial condition and current credit ratings, as well as changes in the bank and surety markets, the Company and its subsidiaries are now required in certain circumstances to provide security to banks and the surety to obtain new letters of credit, bank guarantees and performance bonds. Certain of the Company’s European subsidiaries are required to cash collateralize their bonding requirements. (Refer to Note 2, “Restricted Cash” and “Restricted Net Assets.”) If the Company is unable to provide sufficient collateral to secure the letters of credit, bank guarantees and performance bonds, its ability to enter into new contracts could be materially limited. Providing collateral increases working capital needs and limits the ability to repatriate funds from operating subsidiaries.

     On April 10, 2003 and October 28, 2003, the Board of Directors approved changes to the Company’s domestic employee benefits program, including the pension, postretirement medical, and 401(k) plans. The changes were made following an independent review of the Company’s domestic employee benefits which assessed the Company’s benefit program against that of the marketplace and its competitors. The principal changes consist of the following: the U.S. pension plan was frozen as of May 31, 2003, which means participants will not be able to increase the amount earned under the terms of the plan; the number of employees eligible for the postretirement medical plan will be reduced and the costs and benefits of the plan will be adjusted; and the 401(k) plan will be enhanced to increase the level of employer matching contribution. The net effect of these changes positively impacts the financial condition of the Company through reduced costs and reduced cash outflow. The Company estimates the savings from the above changes of approximately $10,000 per year. The savings commenced in 2004. The Company also froze the Supplemental Employee Retirement Plan (“SERP”) and in April 2003 issued accreting letters of credit to certain employees. At September 24, 2004, letters of credit totaling $1,500 were outstanding under the SERP curtailment.

     The Company maintains several defined benefit pension plans in its North American, United Kingdom, South African, and Canadian operations. Funding requirements for these plans are dependent, in part, on the performance of global equity markets and the discount rates used to calculate the present value of the liability. The poor performance of the global equity markets during recent years and low interest rates significantly increased the funding requirements for these plans in 2004 and 2005. The non-U.S. plans are funded from the local operating cash flows while funding for the U.S. plans is included within the U.S. working capital requirements previously noted. The U.S. pension plans are frozen and the United Kingdom’s plan is now closed to new entrants. The South African and Canadian plans are relatively immaterial in size. The liability interest rate used to calculate the U.S. funding requirement is established by the U.S. Government. The U.S. Congress passed legislation that temporarily increased the liability interest rate and thereby reduced the present value liability and corresponding funding requirements. This temporary legislation expires at the end of 2005. The funding requirement for the U.S. plans will approximate $29,200 in 2004 and $21,400 in 2005, versus $13,800 in 2003. The temporary legislation reduced the 2004 and 2005 funding requirements by approximately $7,800 and $12,600, respectively. The funding amounts incorporate the savings achieved through the modification of the Company’s domestic pension plans discussed above, but are subject to change as the performance of the

Back to Index

plans’ investments and the liability interest rates fluctuate, and as the Company’s workforce demographics change. The next update will occur no later than the first quarter 2005. $25,400 of the domestic pension funding requirements was paid during the first nine months of 2004, and the balance was paid on October 15, 2004.

     On November 14, 2003, the New York Stock Exchange (“NYSE”) de-listed the Company’s common stock as well as its related security, 9.00% FW Preferred Capital Trust I, based on the Company’s inability to meet its listing criteria. The common and preferred shares and the 9.00% FW Preferred Capital Trust I securities are quoted on the Over-the-Counter Bulletin Board (“OTCBB”).

     Under Bermuda law, the consent of the Bermuda Monetary Authority (“BMA”) is required prior to the transfer by non-residents of Bermuda of a Bermuda company’s shares. Since becoming a Bermuda company, Foster Wheeler has relied on an exemption from this rule provided to NYSE-listed companies. Due to the Company’s de-listing, this exemption was no longer available. To address this issue, the Company obtained the consent of the BMA for transfers between non-residents for so long as the Company’s shares continue to be quoted in the Pink Sheets or on the OTCBB. The Company believes that this consent will continue to be available.

     The Board of Directors of the Company discontinued the common stock dividend in July 2001. The Company is currently prohibited from paying dividends under the Senior Credit Facility, as amended. Accordingly, the Company paid no dividends on common shares during the first nine months of 2004 and does not expect to pay dividends on the common shares or the preferred shares for the foreseeable future.

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

	CONSOLIDATED DATA

	Three Months Ended				Nine Months Ended

	September 24,	September 26,			September 24,	September 26,
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change

Backlog	$1,807,600	$2,998,700	$(1,191,100)	(39.7)%	$1,807,600	$2,998,700	$(1,191,100)	(39.7)%
New orders	$280,600	$582,400	$(301,800)	(51.8)%	$1,617,600	$1,705,800	$(88,200)	(5.2)%

     As of September 24, 2004, approximately $926,700, or 51%, of the consolidated backlog was from lump-sum work. As of September 26, 2003, approximately $1,414,900, or 47%, of the consolidated backlog was from lump-sum work. Approximately $359,000, or 39%, of the 2004 lump-sum backlog was attributable to the Global Power Group. This compares to $771,800, or 55%, as of September 26, 2003.

     The reduction in backlog was attributable to both the E&C and Global Power Groups’ operations as the level of operating revenues exceeded new orders during the last nine months by $404,400.

     A total of 81% of new orders for the first nine months of 2004 were for projects awarded to the Company’s subsidiaries located outside of the United States compared to 76% in first nine months of 2003. Approximately 44% of new orders for the first nine months of 2004 are lump-sum contracts compared to 31% in the first nine months of 2003. Key geographic regions contributing to new orders awarded in 2004 were Europe, the United States, the Middle East and Asia. The decline in new orders

Back to Index

was primarily due to the E&C Group’s European operation. Additional information is included in the group discussions below.

     Increasing new orders remains management’s top operations priority. There are increased signs of market activity in the industries served by the E&C Group and Global Power’s European operations. However, the domestic power market continues to suffer from over-capacity and the number of large capital-intensive prospects remains low. However, the country’s aging fleet of coal-fired power plants offers increased service and repowering opportunities. Additionally, completing the equity-for-debt exchange offer is expected to benefit the sales activities as any client uncertainty surrounding the transaction has now been eliminated. The Company established a new, formalized reporting process in the second quarter of 2003 that closely monitors E&C man-hours in backlog and a new metric, Foster Wheeler scope.

     Foster Wheeler scope is defined as the dollar value of backlog excluding costs incurred by Foster Wheeler as agent or as principal on a reimbursable basis (i.e., flow-through costs). Foster Wheeler scope measures the component of backlog with mark-up, and corresponds to Foster Wheeler services plus fees for reimbursable contracts, and total selling price for lump-sum type contracts.

	CONSOLIDATED DATA

	Period Ended

	September 24,	September 26,
	2004	2003	Change	% Change

E&C manhours in quarter-end
backlog (in thousands)*	4,879	4,445	434	9.8%
Foster Wheeler scope in
quarter-end backlog **	$1,091,100	$1,398,000	$(306,900)	(22.0)%

* Excludes retained Foster Wheeler Environmental processing facility.
**Excludes Foster Wheeler Power Systems and Foster Wheeler Environmental processing facilities.

     The increase in man-hours is attributable to the E&C Group’s U.K. subsidiary where several large front-end engineering contracts were recorded in 2004. The decline in Foster Wheeler scope is attributable to the Global Power Group and reflects the decline in capital-intensive projects in North America and Europe.

     Additional information is included in the group discussions below:

Engineering and Construction Group (E&C)

	Three Months Ended				Nine Months Ended

	September 24, 2004	September 26 2003	Change	% Change	September 24, 2004	September 26 2003	Change	% Change

Backlog	$1,268,100	$2,030,400	$(762,300)	(37.5)%	$1,268,100	$2,030,400	$(762,300)	(37.5)%
New orders	$147,400	$443,300	$(295,900)	(66.7)%	$1,222,800	$1,166,500	$56,300	4.8%

E&C manhours in quarter-end backlog (in thousands)*	4,879	4,445	434	9.8%	4,879	4,445	434	9.8%
Foster Wheeler scope in quarter-end backlog *	$648,400	$525,400	$123,000	23.4%	$648,400	$525,400	$123,000	23.4%

*Excludes retained Foster Wheeler Environmental processing facility.

     Although the level of backlog as measured in terms of future revenues decreased significantly compared to 2003, the level of activity where the Company believes it has the opportunity to earn profit has increased. The number of man-hours and backlog, measured in terms of Foster Wheeler scope, increased from September 2003. The increase is primarily attributable to operations in Europe.

     The U.K. operating unit won several large front-end engineering contracts and project management contracts for petrochemical and oil and gas projects located in the Middle East. Saudi

Back to Index

Arabia has the highest concentration of the Middle Eastern projects. Most of the current work is being physically executed at the Group’s European offices. The backlog, measured in terms of future revenues, associated with contracts where the client or ultimate project is in the Middle East, approximates 18% of the Group’s total backlog. The Company expects that many of these contracts will move to the engineering, procurement and construction phase during 2005 and expects to actively pursue these future awards.

     Approximately 58% of E&C backlog at September 24, 2004 and 62% of new orders for the first nine months of 2004 were from cost-reimbursable plus fee contracts. This compares to 77% and 77% for the corresponding period of 2003, respectively. Approximately 89% of E&C backlog at September 24, 2004 and 93% of new orders for the first nine months of 2004 are for projects located outside North America. This compares to 90% and 96% for the corresponding period of 2003, respectively.

     The Company expects worldwide gross domestic product to continue to be strong in 2005, but recognizes the downside risks associated with prolonged high energy prices. The economic expansion to date has led to increased investment by the petrochemical industry, and awards to the Company, particularly in the Middle East. Taromatics production in Asia is also likely to grow to support demand from China and South East Asia. Much of the aromatics to be produced will likely be paraxylene and benzene, which are used in the manufacture of polyester and polyethylene terephthalate (PET) bottle production. The Company is well placed to compete for this business.

     Asian refinery capacity is beginning to increase after a decrease in the late nineties onwards due to the Asian crisis. China and India account for almost all growth in oil demand and new refining investment is expected in those countries. Competition for future awards in these countries is expected to be fierce, and reduced margins, because of strong local competition. The Company carefully selects which prospects to pursue in order to maximize its chances to successfully obtain a return for the investment in the proposal costs required to bid.

     The spread between the costs for premium grades of crude oil versus the heavy, sour crudes, has recently increased. Use of the lower cost crude oil will likely require increased investment in refinery cracking units to produce gasoline. The Company is well positioned to pursue this work and is actively marketing its delayed coking technology.

     Investment in pharmaceutical plants continues but appears to be focused on smaller-sized projects than in the past. The Company continues to target this area as a long-term growth prospect.

     The Company believes the area offering the largest growth potential for the E&C Group is servicing the upstream oil and gas industry. Additionally, interest in LNG (liquefied natural gas) and gas-to-liquid plants remains strong. The Company anticipates investment in oil and gas production facilities will grow in the Middle East, Russia and the Caspian region. The LNG industry (“LNG”) continues to evidence intentions to develop the infrastructure to increase LNG imports to the United States. As the Company previously anticipated, there appears to be a slowing of clean fuels projects at refineries in Europe and the U.S. as legislative demands are met. However, several Middle East countries have begun planning large investment programs to upgrade their refineries in order to meet the demands of clean fuels export markets. This follows a period of low refinery investment in that region. The Company presently expects that the growth in new orders resulting from these improved economic conditions will be realized in 2005 rather than in 2004.

     Many of the target markets noted above require lump-sum contracts and the Company expects to selectively increase the number of lump-sum contracts in the future while carefully evaluating the countries where it is willing to execute lump-sum contracts.

     On March 11, 2004, the Company’s U.K. subsidiary was awarded a contract by the Coalition Provisional Authority to undertake oil sector program management support services in Iraq. The contract is relatively small in terms of revenues.

Back to Index

Global Power Group

	Three Months Ended				Nine Months Ended

	September 24,	September 26,			September 24,	September 26,
	2004	2003	Change	% Change	2004	2003	Change	% Change

Backlog	$543,600	$972,900	$(429,300)	(44.1)%	$543,600	$972,900	$(429,300)	(44.1)%
New orders	$135,900	$135,200	$700	0.5%	$397,400	$532,700	$(135,300)	(25.4)%

Foster Wheeler scope in quarter-end backlog *	$442,700	$872,600	$(429,900)	(49.3)%	$442,700	$872,600	$(429,900)	(49.3)%

*Excludes Foster Wheeler Power Systems own and operate plants

     The Global Power Group’s backlog was $543,600 at September 24, 2004, representing a 44% decrease from September 26, 2003. Several large Heat Recovery Steam Generators and Selective Catalytic Reduction contracts were not replaced in 2003, thereby decreasing backlog in 2004. In addition, the supply and erect portions of a major contract anticipated to be released to the Finnish operation in the first half of 2004 were delayed and are now anticipated for the first quarter of 2005. The preliminary engineering for this project has been completed and an advance payment has been received for the supply and erect portions of the project.

     The increase in new orders for the three months ended September 24, 2004 of $700, or 0.5%, is due primarily to new orders and contract growth for services contracts. The decline in new orders for the nine months ended September 24, 2004 of $135,300, or 25%, is primarily a result of the depressed power market in North America. Approximately 66% of Global Power backlog at September 24, 2004 and 62% of new orders for the first nine months of 2004 were from lump-sum projects as compared to 79% and 46% in the corresponding period of 2003, respectively. Approximately 45% of Global Power backlog at September 24, 2004, and 45% of new orders for the first nine months of 2004, were for projects located outside North America as compared to 63% and 32% in the corresponding period of 2003, respectively. The decrease in the relative percentage of backlog for projects located outside North America was due to the level of operating revenues exceeding the booking of new orders during the last nine months by $320,700. The increase in the relative percentage of new orders for projects located outside North America was primarily due to a decrease in new orders in North America of $139,900.

     Foster Wheeler scope declined $429,900, or 49%, as of September 24, 2004 as compared to September 26, 2003 and, as expected, is in line with the 44% decrease in backlog.

     The North American power market continues to suffer from relatively slow economic growth, over capacity and regulatory uncertainty. In 2004, maintenance and service contracts will continue to be the growth opportunities in the North American power market. Supply opportunities for new equipment associated with solid fuel boiler contracts are expected to be limited in the short term except for growth opportunities in circulating fluidized bed boilers which are expected to continue in certain European and Asian markets. Selected opportunities in environmental retrofits are expected to continue. The solid fuel power market in Europe is also soft reflecting, in part, uncertainty about pending emission standards.

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

Back to Index

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

Back to Index

Profits are accrued throughout the life of the project based on the percentage complete. The project life cycle, including the warranty commitments, can be up to six years in duration.

     The recent financial results and the resultant intervention actions initiated by management evidence the fact that the estimates can be significantly different from the actual results. When these adjustments are identified near or at the end of a project, the full impact of the change in estimate would be recognized as a change in the margin on the contract in that period. This can result in a material impact on the Company’s results for a single reporting period. In accordance with the accounting and disclosure recommendations of SOP 81-1 and Accounting Principles Board Opinion No. 20, “Accounting Changes,” the Company reviews its contracts monthly. As a result of this process in the third quarter of 2004, twenty individual projects had final estimated profit revisions exceeding $500. These revisions resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third party materials and equipment at costs differing from previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty related costs. The net aggregate dollar value of the accrued contract loss resulting from these estimate changes during the third quarter of 2004 amounted to $12,300.

Claims Recognition

     Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from clients or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of the AICPA SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by management’s determination of the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded to the extent that contract costs relating to the claim have been incurred. The amounts recorded, if material, are disclosed in the notes to the condensed consolidated financial statements. Costs attributable to claims are treated as costs of contract performance as incurred.

     In 2002, the Company revised its estimates of claim revenues to reflect recent adverse recovery experience due to management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. As a result, pretax charges approximating $136,200 were recorded in 2002. As claims are settled, differences between the claim specific amounts reflected in the financial statements and the settlements are recorded as gains or losses. The Company continues to actively pursue claims remaining open and, in 2003 recoveries of $1,500 were recognized as income when collected. At December 26, 2003, the Company had no claims and requests for equitable adjustment of $12,000 recorded. At September 24, 2004, the Company had claims of $2,300 and requests for equitable adjustment of $12,000 recorded. Company policy requires all new claims in excess of $500 to be formally reviewed and approved by the corporate chief financial officer prior to being recorded in the financial results.

Asbestos

     The Company has recorded total liabilities of $511,500, comprised of an estimated liability relating to open (outstanding) claims of approximately $297,500 and an estimated liability relating to future unasserted claims of approximately $214,000. Of the total, $75,000 is recorded in accrued expenses and $436,500 is recorded in asbestos-related liability on the condensed consolidated balance sheet. These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type; and the breakdown of known and future claims into disease type. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and

Back to Index

indemnity payments are estimated to be incurred through the year 2018, during which period new claims are expected to decline from year to year. Recently received claims also suggest that the percentage of claims to be closed without payment of indemnity costs should increase as claims are resolved during the next few years. The Company believes that it is likely that there will be new claims filed after 2018, but in light of uncertainties inherent in long-term forecasts, the Company does not believe that it can reasonably estimate defense and/or indemnity costs which might be incurred after 2018. Nonetheless, the Company plans to update its forecasts periodically to take into consideration its future experience and other considerations such as legislation to update its estimate of future costs and expected insurance recoveries. Historically, defense costs have represented approximately 22% of total costs. Through September 24, 2004, total indemnity costs paid, prior to insurance recoveries, were approximately $421,700 and total defense costs paid were approximately $116,300.

     The Company has recorded assets of $494,000 relating to probable insurance recoveries, of which approximately $95,000 is recorded in accounts and notes receivables, and $399,000 is recorded as long-term. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending proceedings with certain insurers, as well as recoveries under settlements with other insurers.

     As of September 24, 2004, approximately $231,000 was contested by the Company’s subsidiaries’ insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the subsidiaries’ various insurers and the subsidiaries as self-insurers. The Company believes that any amounts that its subsidiaries might be allocated as self-insurers would be immaterial. Based on the nature of the litigation and the opinions received from outside counsel, the Company believes that the possibility of not recovering the full amount of the asset is remote.

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

Back to Index

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

     Management of the Company has considered the asbestos litigation and the financial viability and legal obligations of its subsidiaries’ insurance carriers and believes that except for those insurers which have become or may become insolvent for which a reserve has been provided, the insurers or their guarantors will continue to adequately fund claims and defense costs relating to asbestos litigation. The average cost per closed claims since 1993 is $2.0.

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

Back to Index

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

     Certain special-purpose subsidiaries in the Global Power Group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the non-cancelable service contracts. The Company records revenues relating to debt repayment obligations on these contracts on a straight-line basis over the lives of the service contracts, and records depreciation of the facilities on a straight-line basis over the estimated useful lives of the facilities, after consideration of the estimated residual value.

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

Back to Index

do not begin to expire until 2020 and beyond, based on the current tax laws. Based on the establishment of the valuation allowance, the Company does not anticipate recognizing a provision for federal income taxes on domestic operations until some time subsequent to the successful completion of the proposed restructuring.

Based on the exchange offer as discussed in Note 3 to the condensed consolidated financial statements, it will be subject to substantial limitations on the use of pre-exchange losses and credits to offset U.S. federal taxable income in any post-exchange year. Since a valuation allowance has already been reflected to offset these losses and credits, this limitation will not result in a significant write-off by the Company.

Performance Improvement Intervention

In March 2002, the Company initiated a comprehensive plan to enhance cash generation and to improve profitability. The operating performance portion of the plan concentrated on the quality and quantity of backlog, the execution of projects in order to achieve or exceed the profit and cash targets and the optimization of all non-project related cash sources and uses, including cost reductions. In connection with this plan, a group of outside consultants was hired for the purpose of carrying out a performance improvement intervention. The tactical portion of the performance improvement intervention concentrates on booking current projects, and generating incremental cash from high leverage opportunities such as overhead reductions, procurement, and accounts receivable. The systemic portion of the performance improvement intervention concentrates on sales effectiveness, estimating, bidding, and project execution procedures. Management believes the turnaround of the Global Power Group’s North American operating unit is in large part the result of the intervention activities.

Code of Ethics

The Company maintains a code of ethics for all employees, including executive management. No exceptions or waivers were made to the code of ethics during the first three quarters of 2004.

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

Back to Index

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

     On January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-1 permitted employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”). Without FSP No. 106-1, plan sponsors would have been required under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date President Bush signed the Act into law. On May 19, 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 supercedes FSP No. 106-1. The provisions of FSP No. 106-2 were effective for the Company’s interim period ending September 24, 2004. In accordance with FSP No. 106-2, the Company concluded that the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. Accordingly, the Company reflected the impact of the Act prospectively as of the start of the third quarter 2004. The impact of the Act resulted in decreases in the accumulated postretirement benefit obligation of approximately $9,100 and in the annual net periodic postretirement benefit costs for 2004 of approximately $900.

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

Back to Index

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

     Since January 15, 2002, Foster Wheeler LLC has exercised its right to defer payments on the Debentures. Foster Wheeler Ltd.’s Senior Credit Facility, as amended, requires that the payment of the dividends on the Trust Securities continue to be deferred; accordingly, no dividends were paid during 2003 and the first three quarters of 2004.

     On September 24, 2004, the Foster Wheeler Ltd. and Foster Wheeler LLC completed an equity-for-debt exchange offer in which Foster Wheeler Ltd. issued common shares, preferred shares and warrants to purchase common shares (or in some cases to purchase preferred shares) in exchange for Trust Securities. In conjunction with the exchange, the Capital Trust recorded a $103,800 reduction in the Trust Securities and a $31,100 reduction in deferred accrued mandatorily redeemable preferred security distributions payable. The Capital Trust also recorded a corresponding reduction in the Debentures and accrued interest receivable.

Results of Operations – The Capital Trust

Three months and nine months ended September 24, 2004 compared to the three and nine months ended September 26, 2003

		Three Months Ended				Nine Months Ended

	September 24,	September 26,			September 24,	September 26,
	2004	2003	Change	% Change	2004	2003	Change	% Change

Change in valuation allowance	$103,600	$(23,450)	$127,050	(541.8)%	$140,000	$5,950	$134,050	2252.9%
Gain on equity-for-debt exchange	$39,405	$—	$39,405	n/a	$39,405	$—	$39,405	n/a
Preferred security distributions expense	$4,752	$4,584	$168	3.7%	$14,445	$13,443	$1,002	7.5%

     The valuation allowance on the investment in subordinated deferrable interest debentures and related interest income receivable was established based on the financial condition of Foster Wheeler LLC and Foster Wheeler Ltd. and Foster Wheeler LLC’s decision to exercise its right to defer payments on the subordinated deferrable interest debentures since January 15, 2002. The Capital Trust recorded a gain on the exchange of its mandatorily redeemable preferred trust securities of $39,405 in the third quarter of 2004. The difference between the gain recognized by the Capital Trust of $39,405 and the gain recorded by the Foster Wheeler LLC of $66,357 is due to (1) a $34,626 loss recognized by the Capital Trust on the settlement of 59.3% of the subordinated deferrable interest debentures and the corresponding accrued interest and (2) transaction fees of $4,197 and the write off of unamortized issuance costs of $3,477 borne by Foster Wheeler LLC. The change in the valuation allowance for the three and nine months ended September 24, 2004 and 2003, resulted from an increase in the market price of the Trust

Back to Index

Securities, which is deemed a proxy for the fair value of the subordinated deferrable interest debentures. The market price per security of the Trust Securities was $23.00 as of September 24, 2004, $8.20 as of June 25, 2004, $3.00 as of December 26, 2003, $2.20 as of September 26, 2003, $5.55 as of June 27, 2003 and $1.35 as of December 27, 2002.

     The preferred security distributions expense represents the accrual for cash distributions due on the Trust Securities. Distributions accrue at an annual rate of 9% on the outstanding liquidation amount of the Trust Securities, compounded quarterly. Additionally, deferred distributions accrue interest at an annual rate of 9%, compounded quarterly, as well. Accordingly, the increase in preferred security distributions expense for the three and nine months ended September 24, 2004, resulted from the accrual on the undistributed preferred security distributions. As noted previously, the Capital Trust has deferred the distributions on the Trust Securities in conjunction with Foster Wheeler LLC’s decision to defer interest payments on the Debentures since January 15, 2002.

Financial Condition – The Capital Trust

     The investment in subordinated deferrable interest debentures of Foster Wheeler LLC increased by $8,200 and $44,600 for the three and nine months ended September 24, 2004, respectively, as a result of a decrease in the valuation allowance. The change in the required valuation allowance resulted from the increase in the market price of the Trust Securities, which is deemed a proxy for the fair value of the subordinated deferrable interest debentures.

     The decrease in the deferred accrued mandatorily redeemable preferred security distributions from 2003 to 2004 results from the deferral of distributions on the Trust Securities in conjunction with Foster Wheeler LLC’s decision to defer interest payments on the Debentures since January 15, 2002, partially offset by the impact of the equity-for-debt exchange. During this deferral period, distributions on Trust Securities will continue to accrue at an annual rate of 9%, compounded quarterly. Additionally, deferred distributions accrue interest at an annual rate of 9%, compounded quarterly, as well.

     The preferred securities holders’ deficit for the nine months ended September 24, 2004 decreased by $164,960, due primarily to the impact of the equity-for-debt exchange and the decrease in the valuation allowance.

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

Back to Index

liabilities are maintained outside the functional currency of the operating subsidiaries. Accordingly, translation exposure is not hedged.

     Interest Rate Risk - The Company is exposed to changes in interest rates primarily as a result of its variable rate project debt. If market rates average 1% more in 2004 than in 2003, the Company’s interest expense for the next twelve months would increase, and income before tax would decrease by approximately $120. This amount has been determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate balances as of September 24, 2004. In the event of a significant change in interest rates, management would likely take action to further mitigate its exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

     Foreign Currency Risk - The Company has significant overseas operations. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. This results in a mitigation of the potential impact of earnings fluctuations as a result of changes in foreign exchange rates. In addition, in order to further mitigate risks associated with foreign currency fluctuations, the affiliates of the Company enter into foreign currency exchange contracts to hedge the exposed contract value back to their functional currency. As of September 24, 2004, the Company had approximately $37,500 of foreign exchange contracts outstanding. These contracts mature in 2004 and 2005. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currency or other currencies for which they have payment obligations to third parties. The Company does not enter into foreign currency contracts for speculative purposes.

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

ITEM 4	CONTROLS AND PROCEDURES (in thousands of dollars)

     Included as Exhibits 31.1 and 31.2 are the Certifications that are required under Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Report contains information concerning the controls evaluation referred to in the Section 302 Certifications and the information contained herein should be read in conjunction with the Certifications.

     Internal controls are designed with the objective of ensuring that assets are safeguarded, transactions are authorized, and financial reports are prepared on a timely basis in accordance with accounting principles generally accepted in the United States of America. The disclosure controls and procedures are designed to comply with the regulations established by the SEC.

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

Back to Index

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

     The Company outsourced its internal audit function in the fourth quarter of 2002. Outsourcing internal audit allowed access to a world-class organization with skilled professionals and the latest information technology audit resources. Key objectives of the revised internal audit function include:

•	Focusing resources on improving operational and financial performance in areas of highest risk;
•	Reviewing and strengthening existing internal controls;
•	Mitigating the risk of internal control failures; and
•	Ensuring best practices are implemented across all business units.

     In the second quarter of 2004, the Company decided to transition to a co-source arrangement with its service provider. A Company employee now leads the internal audit function, but it is supported by the service organization.

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

     During the second quarter of 2004, management placed the leadership of all Global Power Group operating companies under the leadership of its North American Power management team. A new Chief Financial Officer was added to the existing financial team in its European Power operating unit, and a new Chief Financial Officer was appointed to the Engineering and Construction Group’s Asia Pacific operating unit. During the third quarter of 2004, there were two changes to the senior management of the Engineering and Construction Group. First, the CEO of the U.K. operating unit retired and was succeeded by an experienced senior management member. Additionally, a new CEO, also a long-time

Back to Index

experienced member of senior management, was appointed to the Asia Pacific operating unit. Management believes these and other staff changes will enhance internal and disclosure controls.

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

     The initiatives associated with implementation of the Sarbanes-Oxley legislation require the Company to increase the quantity and quality of its financial professionals throughout the world. This is a management objective for 2004.

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

Back to Index

response, the Company corrected the mechanical error in its calculation and determined not to make the proposed change in the assumption.

     Estimating the Company’s obligations arising from asbestos litigation, and the amounts of related insurance recoveries is a complex process involving many different assumptions about future events extending well into the future. These assumptions are developed by management together with its internal and external asbestos litigation team based on historical data regarding asbestos claims made against the Company, recoveries sought and settlement and trial resolution data. As these factors vary over any given period, the assumptions about future periods used to calculate the Company’s asbestos liabilities are adjusted correspondingly. The Company’s process of having its senior management review these assumptions was not followed in connection with the preparation of the 2003 financial statements. In their March 3, 2004 letter, the external auditors recommended that the assumptions and calculations prepared by members of the Company’s asbestos litigation team be reviewed carefully by the Chief Accounting Officer of the Company and that all significant assumptions and estimates, including changes thereof, be approved by the Chief Financial and Chief Executive Officers of the Company prior to the asbestos calculations being submitted to the external auditors. The Company agreed with these suggestions and has adopted them both in connection with the 2003 audit and going forward. All asbestos estimates and assumptions included in the accompanying financial statements for the first nine months of 2004 have been subjected to appropriate review by senior management.

     The Company has taken the actions described above, which it believes address the material weaknesses described above. If the Company is unable to successfully address the identified material weaknesses in its internal controls, its ability to report financial results on a timely and accurate basis may be adversely affected.

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

Back to Index

remedial measures taken as of the end of fiscal 2003 and the first fiscal quarter of 2004, that they were effective on such dates.

     Thereafter, one of the Company’s foreign subsidiaries that is a party to a project-specific, Euro-denominated performance bonding facility, which as of September 24, 2004 had the equivalent of approximately $40 million of performance bonds (none of which has been drawn) outstanding breached a covenant under this facility. This bonding facility prohibits the subsidiary from making any dividends or other restricted payments unless it maintains a minimum equity ratio (calculated by dividing equity by total assets (each as defined in the facility)). In addition, the facility requires the subsidiary to maintain a minimum equity ratio, compliance with which is tested quarterly. As a result of operating losses at the subsidiary during the second quarter of 2004, the subsidiary’s equity ratio fell below the required minimum, breaching the equity ratio covenant under the facility. On August 6, 2004, the Company obtained a waiver from each of the institutions party thereto that provides that the remedy for falling below the minimum equity ratio is the agreement on the subsidiary’s part that, for so long as the facility is in place, it will not make any dividends or other restricted payments until the equity ratio has returned to the required minimum. The ability to make these payments was already restricted by an existing covenant in the facility, and is therefore already included in the Company’s liquidity analysis. The Company believes that this restriction on dividends and other restricted payments to the Company by this subsidiary will not have an adverse impact on its forecasted liquidity. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity" for further discussion of the Company’s liquidity.

     In early August, in connection with its review of the performance bonding facility described above, the Company became aware for the first time that that same subsidiary was also in breach under a minimum equity ratio covenant contained in a separate performance bonding facility with one of the same financial institutions. This facility had the equivalent of approximately $13 million of performance bonds (none of which has been drawn) outstanding as of September 24, 2004 and is used for general purposes. The equity ratio covenant contained in this facility requires the subsidiary to maintain a minimum equity ratio (calculated by dividing equity by total assets (each as defined in the facility)). As a result of operating losses at the subsidiary during the second quarter of 2004, the subsidiary’s equity ratio fell below the required minimum, breaching the equity ratio covenant under the facility. On August 9, the subsidiary obtained a waiver of this covenant through October 31, 2004 from the financial institution that is a party to the agreement in question. The waiver for the general performance bond facility was initially effective through October 31, 2004 and was subsequently extended through November 30, 2004. In the event that the Company is unable to obtain a further waiver or amendment, it will pursue a replacement for this bonding facility. In addition, the subsidiary has sufficient cash on hand to collateralize the obligations supported by the performance bonds in the event it is unable to obtain a waiver or an alternative bonding facility. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity" for further discussion of the Company’s liquidity.

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

Back to Index

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

As previously disclosed, the Company concluded its disclosure controls and procedures were not effective at the end of the second quarter of 2004 due to the covenant breach discussed above. In addition, in light of the information that came to their attention as a result of the Company’s review of its disclosure controls and procedures undertaken in connection with its second fiscal quarter, the Company’s principal executive officer and principal financial officer revised their previous conclusions and concluded that the Company’s disclosure controls and procedures as of the end of the first fiscal quarter in 2004 were not effective for the reasons described above. However, the Company’s principal executive officer and principal financial officer noted that the Company has remedied this deficiency during the third quarter of 2004 and did not note any other deficiencies in the Company’s disclosure controls and procedures during their evaluation.

The Company has given this issue the highest priority and has updated its disclosure controls and procedures relating to covenant compliance. In order to address this issue during the third quarter of 2004, the Company:

• comprehensively reviewed and updated its covenant inventory;

• upgraded the reporting procedure at the subsidiary level on a global basis; and

• set up procedures to ensure the quarterly global covenant monitoring process by its corporate center is properly implemented.

Based on evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 24, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Back to Index

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

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 24, 2004, pursuant to a solicitation of the consents of its security holders, Foster Wheeler entered into amendments to the instruments governing each of (i) the 9.00% Preferred Securities, Series I (liquidation amount $25 per trust security) issued by FW Preferred Capital Trust I and guaranteed by Foster Wheeler Ltd. and Foster Wheeler LLC, (ii) the 6.50% Convertible Subordinated Notes due 2007 issued by Foster Wheeler Ltd. and guaranteed by Foster Wheeler LLC and (iii) the 6.75% Senior Notes due 2005 issued by Foster Wheeler LLC and guaranteed by Foster Wheeler Ltd. and certain subsidiary guarantors, in each case as set forth in exhibits 4.3, 4.4 and 4.5, respectively..

Back to Index

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Exhibits

3.1	Certificate of Designation relating to Foster Wheeler Ltd.’s Series B Convertible Preferred Shares, adopted on September 24, 2004.

4.1	Indenture dated as of September 24, 2004 among Foster Wheeler LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the notes. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s registration statement on Form S-4 (File No. 119841) filed on October 20, 2004 and incorporated by reference herein.)

4.2	Form of Note relating to new notes (included in Exhibit 4.1).

4.3	Third Supplemental Indenture dated as of September 24, 2004 between Foster Wheeler LLC and BNY Midwest Trust Company, as trustee, relating to the 9.00% Preferred Securities, Series I (liquidation amount $25 per preferred security) issued by FW Preferred Capital Trust I.

4.4	Third Supplemental Indenture dated as of September 24, 2004 among Foster Wheeler LLC, the guarantors named therein and BNY Midwest Trust Company, as trustee, relating to Foster Wheeler LLC’s 6 3/4% Senior Secured Notes due 2005.

4.5	Supplemental Indenture dated as of September 24, 2004 among Foster Wheeler Ltd., Foster Wheeler LLC, and BNY Midwest Trust Company, as trustee, relating to Foster Wheeler Ltd.’s 6.50% Convertible Subordinated Notes due 2007.

4.6	Registration Rights Agreement dated as of September 21, 2004 among Foster Wheeler LLC, the guarantors named therein and the purchasers named therein relating to the exchange offer for 10.359% Senior Secured Notes due 2011, Series B. (Filed as Exhibit 4.3 to Foster Wheeler Ltd.’s registration statement on Form S-4 (File No. 119841) filed on October 20, 2004 and incorporated by reference herein.)

4.7	Registration Rights Agreement dated as of September 24, 2004 by and among Foster Wheeler LLC, the guarantors listed therein and each of the purchasers signatory thereto. (Filed as Exhibit 4.5 to Foster Wheeler Ltd.’s registration statement on Form S-4 (File No. 119841) filed on October 20, 2004 and incorporated by reference herein.)

4.8	Security Agreement dated as of September 24, 2004 among Foster Wheeler LLC, the grantors listed therein and Wells Fargo Bank, National Association. (Filed as Exhibit 4.6 to Foster Wheeler Ltd.’s registration statement on Form S-4 (File No. 119841) filed on October 20, 2004 and incorporated by reference herein.)

4.9	Intercreditor Agreement dated as of September 24, 2004 among Bank of America, N.A., as Administrative Agent and Collateral Agent, Wells Fargo Bank, N.A., as trustee, Foster Wheeler LLC and its subsidiaries which are parties thereto. (Filed as Exhibit 4.7 to Foster Wheeler Ltd.’s registration statement on Form S-4 (File No. 119841) filed on October 20, 2004 and incorporated by reference herein.)

Back to Index

10.1	Form of Third Amendment to the Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, filed on July 23, 2004, and incorporated herein by reference.)

10.2	Lock-Up Agreement dated as of July 30, 2004, by and among Foster Wheeler Ltd., Foster Wheeler LLC and the Security Holders named therein.

10.3	Warrant Agreement between Foster Wheeler Ltd. and Mellon Investor Services LLC, including forms of warrant certificates. (Filed as Exhibit 4.10 to Foster Wheeler Ltd.’s registration statement on Form S-3 (File No. 333-120076) filed on October 29, 2004 and incorporated by reference herein.)

10.4	Foster Wheeler Ltd. Management Restricted Stock Plan. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated September 29, 2004 and filed on October 1, 2004, and incorporated herein by reference.)

10.5	Foster Wheeler Ltd. 2004 Stock Option Plan. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated September 29, 2004 and filed on October 1, 2004, and incorporated herein by reference.)

10.6	Amendment No. 1, dated as of September 23, 2004, to the Rights Agreement, dated as of May 21, 2001, between Foster Wheeler Ltd and Mellon Investor Services, LLC. (Filed as Exhibit 4.3 to Form 8-A/A, Amendment No. 1 to Registration Statement on Form 8-A dated April 26, 2002, dated and filed on September 28, 2004.)

12.1	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Raymond J. Milchovich

31.2	Section 302 Certification of John T. La Duc

32.1	Certification of Raymond J. Milchovich Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of John T. La Duc Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

Report Date	Description

July 8, 2004	In connection with its proposed exchange offer and the related registration on Form S-4 (No. 333-107054), the Company filed its current risk factors (Item 5).

July 23, 2004	The Company filed a Form of Third Amendment to the Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich (Items 5 and 7).

Back to Index

August 4, 2004	The Company announced its financial results for the Second Quarter of 2004 (Items 7, 9 and 12).

August 13, 2004	In connection with its proposed exchange offer and the related registration statements on Form S-4 (No. 333-107054 and No. 333-117244), the Company filed its current risk factors (Item 5).

August 13, 2004	The Company filed unaudited interim financial statements in connection with its proposed exchange offer and the related registration statements on Form S-4 (No. 333-107054 and No. 333-117244) (Item 5).

September 24, 2004	The Company announced the closing of the exchange offer and consent solicitation and that it has entered into amendments to the instruments governing certain debt securities and trust securities (Items 3, 8 and 9).

September 29, 2004	The Company announced that the Compensation Committee of the Board of Directors approved equity compensation awards to certain officers and key employees of the Company and its subsidiaries, as well as to certain members of the Board of Directors (Items 1 and 9).

October 1, 2004	The Company announced the resignation of certain members of the Board of Directors and election of new members to the Board of Directors (Items 5 and 9).

October 14, 2004	The Company announced the grant date of the equity compensation awards previously approved by the Compensation Committee of the Board of Directors. The Company also announced the resignation of a member of the Board of Directors and election of new member to the Board of Directors (Items 1, 5 and 9).

Back to Index

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER LTD.

(Registrant)

Date: November 3, 2004	/s/ RAYMOND J. MILCHOVICH

Raymond J. Milchovich
Chairman, President and
Chief Executive Officer

Date: November 3, 2004	/s/ JOHN T. LA DUC

John T. La Duc
Executive Vice President and
Chief Financial Officer