Form 10-K
period 2004-12-31
FOSTER WHEELER LTD
filed 2005-03-31
CIK 1130385

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .......... to ..........

Commission file number 001-31305

FOSTER WHEELER LTD.
(Exact Name of Registrant as Specified in its Charter)

BERMUDA	22-3802649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Perryville Corporate Park, Clinton, New Jersey	08809-4000
(Address of Principal Executive Offices)	(Zip Code)

(908) 730-4000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on which Registered)
Foster Wheeler Ltd. Common Stock, $0.01 par value	Over-the-Counter Bulletin Board

Foster Wheeler Ltd. Series B Convertible Preferred Stock, $0.01 par value	Over-the-Counter Bulletin Board

Foster Wheeler Ltd. Class A and Class B Stock Purchase Warrants	Over-the-Counter Bulletin Board

FW Preferred Capital Trust I 9.00% Preferred Securities, Series I (Guaranteed by Foster Wheeler LLC)	Over-the-Counter Bulletin Board

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

As of June 25, 2004, the aggregate market value of common shares held by non-affiliates of the Registrant was approximately $28,148,000 (based on the last price on that date of $28.60 per share, which has been adjusted for the one-for-twenty reverse stock split that was effective on November 29, 2004), assuming for these purposes, but without conceding, that all executive officers and directors are affiliates of the Registrant.

As of February 28, 2005, 44,577,858 shares of the Registrant’s common shares were issued and outstanding. The aggregate market value of such shares held by non-affiliates of the Registrant on such date was approximately $395,275,000 (based on the last price on that date of $17.95 per share), assuming for these purposes, but without conceding, that all executive officers and directors are affiliates of the Registrant.

List hereunder the following documents, if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 10, 2005, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2004.

Back to Contents

FOSTER WHEELER LTD.

2004 Form 10-K Annual Report

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this Report. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Safe Harbor Statement” for further information.

Back to Contents

PART I

ITEM 1. BUSINESS

General

Foster Wheeler Ltd. is incorporated under the laws of Bermuda and is a holding company that owns the stock of its various subsidiary companies. Except as the context otherwise requires, the terms “Foster Wheeler” or the “Company,” as used herein, include Foster Wheeler Ltd. and its direct and indirect subsidiaries.

Description of Business

The Company operates through two business groups which also constitute separate reportable segments: the Engineering and Construction Group (the “E&C Group”) and the Global Power Group. The E&C Group designs, engineers, and constructs upstream oil and gas processing facilities, oil refining, chemical and petrochemical, pharmaceutical, natural gas liquefaction (LNG) facilities and receiving terminals, and related infrastructure, including power generation and distribution facilities. The E&C Group provides engineering, project management and construction management services, and purchases equipment, materials and services from third-party suppliers and subcontractors. The E&C Group owns industry leading technology in delayed coking, solvent de-asphalting, and hydrogen production processes used in oil refineries and has access to numerous technologies owned by others. The E&C Group also provides international environmental remediation services, together with related technical, engineering, design and regulatory services. The E&C Group generates revenues from engineering and construction activities pursuant to long-term contracts spanning up to four years in duration.

The Global Power Group designs, manufactures, and erects steam generating and auxiliary equipment for electric power generating stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and municipal solid waste, waste wood, and low-Btu gases. The Company’s circulating fluidized-bed boiler technology is recognized as one of the leading solid fired fuel technologies in the world. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment, selective non-catalytic recovery units, selective catalytic recovery units and low-NOx burners. The Company provides a broad range of site services relating to these products, including full plant construction, maintenance engineering, plant upgrading and life extension, and plant repowering. The Global Power Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, the Global Power Group builds, owns and operates cogeneration, independent power production and waste-to-energy facilities, as well as facilities for the process and petrochemical industries. The Global Power Group generates revenues from long-term engineering activities, supply of equipment and construction contracts, and from operating activities pursuant to the long-term sale of project outputs (i.e., electricity, steam, etc.), operating and maintenance agreements, and from returns on its equity investments in certain production facilities.

Please see Note 20 to the consolidated financial statements in this Form 10-K for a discussion of the Company’s financial reporting segments and geographic financial information relating to the Company’s domestic and foreign operations and export sales.

Products and Services

The E&C Group provides the following services:

•
Project Management.     The E&C Group offers a wide range of project management services overseeing engineering, procurement and construction activities either performed by the Company or by others on behalf of their clients.

•
Engineering & Design.     The E&C Group provides a broad range of engineering and design-related services to the industries the Company serves. Engineering capabilities include process, mechanical, instrumentation, architectural, civil, structural, electrical, environmental and water resources. For each

Back to Contents

project, the Company identifies the project requirements and then integrates and coordinates the various design elements. Other critical tasks in the design process may include value analysis and the assessment of construction and maintenance requirements.

•
Procurement.     The E&C Group manages the procurement of materials, subcontractors and craft labor. Often, materials are purchased on behalf of the client, at cost or including a profit margin typically below the profit margin earned on other engineering or construction services, depending on the terms of the customer agreement.

•
Construction.     The E&C Group provides construction and construction management services on a worldwide basis. Depending on the project, the Company may function as the primary contractor or as a subcontractor to another firm. On some projects, the Company functions as the construction manager, engaged by the customer to oversee another contractor’s compliance with design specifications and contracting terms.

•
Operations & Maintenance.     Under operations and maintenance contracts, the E&C Group provides project management, plant operations and maintenance services, such as repair, renovation, predictive and preventative services and other aftermarket services to customer facilities worldwide.

•
Consulting.     The E&C Group provides technical and economic analysis and recommendations to owners, investors, developers, operators, and governments in the industries served. These services include, among other things, conducting conceptual studies, competitive market valuations, asset valuations, assessment of stranded costs, plant technical descriptions and product demand and supply modeling, among others.

The principal products of the Global Power Group are boilers. These boilers may be described as either heat-recovery steam generators, circulating fluidized-bed steam generators, or pulverized coal boilers. A boiler is a device that turns water into steam. It is a critical component in any solid or liquid fuel or combined-cycle gas-fired power generation facility. A boiler creates steam either through the combustion of solid or liquid fuel or the recapture of heat exhaust from a gas turbine. The boiler’s steam is then directed to a steam turbine to generate electricity.

Circulating Fluidized-Bed Steam Generators (“CFB”).     The Global Power Group provides circulating fluidized-bed technology. Circulating fluidized-bed combustion is one of the most efficient, environmentally friendly and versatile ways to generate steam from coal and virtually any other solid or gaseous fuel with reduced emission of sulfur and other environmental pollutants. A CFB boiler utilizes air jets at the base of the boiler to blow the fuel particles upward from the bed to be recombusted. In a power plant, this circulating action increases efficiency and reduces sulfur emissions by further extending the contact between fuel particles and limestone, thereby reducing the need for air pollution control devices to remove sulfur, fly ash and other pollutants.

Pulverized Coal Boilers (“PCB”).     The Global Power Group provides pulverized coal boilers, which are an important component in solid fuel power generation systems, particularly in underdeveloped nations. In a pulverized coal power plant, ground-up coal particles are burned, which heats water in tubes surrounding the boiler to produce steam. Due to the variability among different power plants such as size, expected operating rates and fuel types, boiler design is not standardized, and some degree of customization is required in every plant.

Auxiliary Equipment & Aftermarket Services.     The Global Power Group also manufactures and installs integral components of both natural gas and solid fuel power generation facilities, including surface condensers, feedwater heaters, coal pulverizers and nitrogen oxide reduction systems. The nitrogen oxide, or NOx, reduction systems include selective catalytic reduction equipment and low NOx burners and can significantly reduce nitrogen oxide emissions. These products have application in a wide range of steam generators. The Global Power Group also supplies replacement components, repair parts, boiler modifications and engineered solutions for steam generators worldwide.

Back to Contents

Industries Served

Power.     The Company supplies advanced steam generation equipment for power plants. It also provides comprehensive engineering, procurement and construction services for the development of power generation plants.

Oil & Gas/Refinery.      The Company has been in the petroleum refining industry for over 75 years, designing and building grassroots facilities and upgrading existing plants for nearly all of the world’s major oil companies. The Company has extensive experience with virtually all petroleum refining technologies, including alkylation, catalytic cracking and reforming, delayed coking, distillation, isomerization, hydrocracking, hydrotreating and solvent deasphalting and visbreaking. The Company offers expertise in clean fuels in order to ensure that refined products and the refineries meet lower emission requirements cost effectively. The Company also has proprietary technologies and processes in the areas of delayed coking and hydrogen. In addition to servicing the downstream and oil refining segment, the Company provides complete design, engineering, procurement, construction and project management services for all aspects of oil and gas field development both onshore and offshore.

Pharmaceutical.     The Company engineers, designs and builds research laboratories, biotechnology facilities and a range of pharmaceutical bulk and finishing plants around the world. In addition, the Company provides clean room, containment, simulation and optimization, advanced enterprise and production resource planning to help clients optimize their operations. The Company also has expertise in regulatory validation, which streamlines the testing and paperwork required for Food and Drug Administration approval.

Chemical/Petrochemical.      The Company has over 60 years of experience in the chemical, petrochemical and polymer industries. The Company has used over 70 major chemical, petrochemical and polymer processes in raw materials, intermediate products and finished product plants worldwide. The Company also provides project management, plant operations and maintenance services to this industry. To provide greater resources to the Company’s chemicals clients, the Company is capable of utilizing most available process technologies from licensors or implementing a front-end engineering process to develop a technology for a particular project for unit operation.

LNG.     The Company provides services to the Liquefied Natural Gas (LNG) industry and has experience with major liquefaction projects. This is part of the Company’s expertise in providing services for gas monetization which includes gas gathering/processing and gas-to-liquids plants as well as LNG. The Company offers a complete range of services in this sector to meet client needs including project management, front-end design, project development, engineering, procurement, construction and commissioning, plant operations and maintenance.

Environmental.     The Company provides environmental engineering and consulting services. The Company provides private industry and federal, state and local governments with a broad range of hazardous, nuclear, and mixed waste assessments and investigations, design, remediation, program/project management, operations, risk-based management, regulatory compliance and permitting, ecological and geoscience services, ports, harbors and water way services, natural and water resources services, and environmental technologies and spent nuclear fuel storage systems products.

Power Production.     The Company provides services to build, own or lease, and operate cogeneration, independent power production and resource recovery facilities as well as facilities for the process and petrochemical industries. The Company generates revenues from operating activities pursuant to long-term sale of project outputs (i.e., electricity and steam contracts), operating and maintenance agreements.

Customers and Marketing

Foster Wheeler markets its services and products through a worldwide staff of sales and marketing personnel, and through a network of sales representatives. The Company’s businesses are not seasonal and are not dependent on a limited group of clients. No single client accounted for ten percent or more of Foster Wheeler’s consolidated revenues in fiscal 2004, 2003 or 2002. Representative clients include national and independent oil companies, major petrochemical, chemical, LNG, and pharmaceutical clients, national and independent electric power generation companies, and government agencies, throughout the world.

Back to Contents

Licenses, Patents and Trademarks (amounts in thousands of dollars)

Foster Wheeler owns and licenses patents, trademarks and know-how, which are used in each of its business groups. The life cycle of the patents and trademarks are of varying durations. Neither business group is materially dependent on any particular or related patent or trademark, although the Company does depend on its ability to protect its intellectual property rights to the technologies and know how used in its proprietary products. See risk factor entitled “The Company may lose market share to its competitors and be unable to operate its business profitably if its patents and other intellectual property rights do not adequately protect its proprietary products” for further information. Foster Wheeler has granted licenses to companies throughout the world to manufacture stationary steam generators and related equipment and certain of its other products. Principal licensees are located in Japan and China. Royalty revenues approximate $5,000 per year.

Backlog (amounts in thousands of dollars)

The Company executes contracts on lump-sum, fixed-price bases, target-priced contracts with incentives, and on cost-reimbursable bases. Generally, contracts are awarded on the basis of price, delivery schedule, technical performance and service. E&C and Global Power’s clients often make a down payment at the time a contract is executed and continue to make progress payments until the contract is completed and the work has been accepted as meeting contract guarantees. Global Power’s products are custom designed and manufactured, and are not produced for inventory. The E&C Group frequently purchases materials, equipment, and third-party services at cost for clients on a cash neutral/reimbursable basis. Such “flow-through” amounts are recorded both as revenues and cost of operating revenues with no profit recognized.

Foster Wheeler’s unfilled orders, substantially all of which are represented by signed contracts, by business segment are as follows:

	December 31, 2004	December 26, 2003

Engineering and Construction Group	$1,405,900	$1,331,300
Global Power Group	646,300	958,000
Corporate and Financial Services (primarily eliminations)	(4,100)	(3,900)

	$2,048,100	$2,285,400

The dollar amount of unfilled orders is not necessarily indicative of the future earnings of the Company related to the performance of such work. The Company cannot predict with certainty the portion of unfilled orders that will be performed, or the timing of the projects’ execution.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the changes in unfilled orders for the periods presented.

Raw Materials

The materials used in the Company’s manufacturing and construction operations are obtained from both domestic and foreign sources. Materials, which consist mainly of steel products and manufactured items, are heavily dependent on foreign sources, particularly overseas projects. Generally, lead-time for delivery of materials does not constitute a problem.

Government Regulation

The Company’s subsidiaries are subject to certain foreign, federal, state and local environmental, occupational health and product safety laws. The Company believes that all its operations are in material compliance with those laws and does not anticipate any material capital expenditures or material adverse effect on earnings or cash flows as a result of maintaining compliance with those laws.

Back to Contents

Competition

Many companies compete in the engineering and construction business. The Company estimates, based on an industry publication “Engineering News-Record,” that it is among the 20 largest of the many large and small companies engaged in designing, engineering and constructing petroleum refineries, petrochemical, chemical and pharmaceutical facilities in the world. Neither Foster Wheeler nor any other single company contributes a large percentage of the total design, engineering and construction business servicing the global businesses previously noted. Many companies also compete in the global energy business. E&C competitors include Bechtel Corporation, Fluor Corporation, Jacobs Engineering Group, Technip, Kellogg, Brown & Root, Chiyoda Corporation and JGC Corporation. Global Power competitors included GEC Alstom, Man B&W Diesel, Aker Kvaerner ASA, Babcock Power Inc., Babcock-Hitachi Europe GmbH, Lurgi PSI, and Austrian Energy & Environment AG.

Employees

Foster Wheeler employed 6,723 full-time employees as of December 31, 2004. The following table indicates the number of full-time employees in each of its business groups.

Engineering and Construction Group	4,383
Global Power Group	2,269
Corporate and Financial Services	71

6,723

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

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of the Company’s reports on its website at www.sec.gov.

Risk Factors (amounts in thousands of dollars)

The Company’s business is subject to a number of risks and uncertainties, including those described below. The following discussion of risks relating to the Company’s business should be read carefully in connection with evaluating the Company’s business, prospects and the forward-looking statements contained in this Report on Form 10-K. For additional information regarding forward-looking statements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Safe Harbor Statement.”

Foster Wheeler Ltd.’s financial statements are prepared on a going concern basis, but the Company may not be able to continue as a going concern.

The consolidated financial statements of Foster Wheeler Ltd., for the fiscal year ended December 31, 2004, are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the ability to return to profitability, to generate cash flows from operations, collections of receivables to fund its obligations, including those resulting from asbestos related liabilities, as

Back to Contents

well as maintaining credit facilities and bonding capacity adequate to conduct its business. The Company incurred significant losses in each of the years in the three-year period ended December 31, 2004 and had a shareholders’ deficit of approximately $513,300 at December 31, 2004. Although the Company entered into a new credit facility in March 2005, it may not be able to comply with the terms of its new Senior Credit Agreement and other debt agreements during 2005 or thereafter. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Foster Wheeler’s domestic operating entities are cash flow positive. However, they do not generate sufficient cash flow to cover the costs related to the Company’s indebtedness, obligations to fund U.S. pension plans and corporate overhead expenses and the ability to repatriate funds from the non-U.S. subsidiaries is limited by a number of factors. Accordingly, the Company is limited in its ability to use these funds for working capital purposes, to repay debt or to satisfy other obligations, which could limit the Company’s ability to continue as a going concern.

The Company’s domestic operating entities are cash flow positive. However, they do not generate sufficient cash flow to cover the costs related to the Company’s indebtedness, obligations to fund U.S. pension plans and corporate overhead expenses. As of December 31, 2004, the Company had aggregate indebtedness of $570,100, substantially all of which must be serviced from distributions from its operating subsidiaries and from the proceeds of financings. In addition, as of December 31, 2004, the Company had $559,900 of undrawn letters of credit, bank guarantees and surety bonds issued and outstanding, $56,700 of which were cash collateralized. As of December 31, 2004, the Company had cash, cash equivalents, short-term investments and restricted cash of approximately $390,200, of which approximately $319,600 was held by the non-U.S. subsidiaries. The Company’s 2005 forecast assumes total cash repatriation from its non-U.S. subsidiaries of approximately $107,000 from royalties, management fees, intercompany loans, debt service on intercompany loans and dividends. The Company will require these cash distributions from its non-U.S. subsidiaries to meet an anticipated $67,000 shortfall in the U.S. operations’ minimum working capital needs in 2005. There can be no assurance that the forecasted foreign cash repatriation will occur on a timely basis or at all, as there are significant contractual and statutory restrictions and the non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of the Company’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. The repatriation of funds may also subject those funds to taxation. As a result of these factors, the Company may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries in sufficient amounts to fund its U.S. working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit the Company’s ability to continue as a going concern.

If the Company is unable to successfully address the material weakness in its internal control over financial reporting, its ability to report its financial results on a timely and accurate basis may be adversely affected.

In connection with the preparation of its 2004 year-end financial statements, the Company detected a reporting deficiency in the measurement and tracking processes during the fourth quarter of 2004 at of one of European Power’s lump-sum turnkey projects. The project was nearing completion during the fourth quarter and the worse than expected project performance compressed the time available to meet the scheduled completion dates. In an attempt to meet the completion dates, construction site personnel entered into additional commitments beyond the planned commitments for the project, and did not adequately communicate these updated commitments on a timely basis to the home office personnel, who were responsible for tracking actual and estimated costs of the project and the details of updated commitments being made in the field. Moreover, one of the two lead managers of the project responsible for monitoring the commitments made at the project site and relaying this information back to the home office, became ill and was absent during November and December of 2004. As a result, the project’s management did not have adequate control of outstanding commitments to third-party subcontractors and vendors during the fourth quarter of 2004, and therefore could not adequately track the ongoing financial results of the project until after the quarter had ended.

Back to Contents

As stated in Management’s Report on Internal Control over Financial Reporting, management concluded that the control deficiency in reporting at the project represented a “material weakness” in its internal control over financial reporting as of December 31, 2004. A material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. Management believes that the failure to adequately control outstanding commitments to third-party subcontractors and vendors on this project was the result of a deficiency in the project’s measurement processes that arose when the volume of activity increased substantially in the fourth quarter of 2004 combined with the absence of a member of the projects key oversight personnel. Additionally, management noted that there was no compensating control that detected this deficiency on a timely basis. Because of the overall magnitude of this project, this results in a deficiency in the Company’s internal control over financial reporting. These controls and procedures are designed to ensure that outstanding commitments are known, quantified and communicated to the appropriate project personnel responsible for estimating the project’s financial results.

The control deficiency was detected in the first quarter of 2005. At that time, management immediately implemented a detailed review of all costs incurred to date plus the estimate of costs to complete. Additional project management personnel were assigned to the project from the E&C Group as these operating units have more experience working on lump-sum turnkey projects, and specialists in negotiating subcontractor settlements were added to the project team. The Company has previously announced that its European Power operating unit will no longer undertake lump-sum turnkey projects for full power plants without the involvement of one of the Company’s E&C operating companies or a third-party partner, and there is no evidence that any similar problems managing third-party commitments exist on other projects.

The Company has assigned the highest priority to the assessment and remediation of this material weakness and is working together with the audit committee to resolve the issue. Management believes that its consolidated financial statements contained herein contain its best estimates of the project’s final estimated costs and that the appropriate compensating controls have been implemented at the particular site to ensure commitment information is adequately controlled and communicated on a timely basis. However, management believes more time must pass to adequately evidence that the new procedures at this project are operating as intended. If these actions are not successful in addressing this material weakness, the Company’s ability to report its financial results on a timely and accurate basis may be adversely affected. The Company has taken the actions described above, which it believes address the material weaknesses described above. If the Company is unable to successfully address the identified material weaknesses in its internal controls, its ability to report its financial results on a timely and accurate basis may be adversely affected.

If the Company is unable to effectively and efficiently implement its plan to improve its disclosure controls and procedures, its ability to provide the public with timely and accurate material information may be adversely affected, and could hurt its reputation and the prices of its debt and equity securities.

One of the Company’s foreign subsidiaries is a party to a project-specific, Euro-denominated performance bonding facility, which as of December 31, 2004 had the equivalent of approximately $24,500 of performance bonds outstanding as of such date. This bonding facility required compliance by the subsidiary with a minimum equity ratio, as defined in the facility. During the second quarter of fiscal 2004, due to operating losses of this subsidiary, the subsidiary fell below the minimum equity ratio, breaching the covenant. On March 15, 2005, the project-specific bond expired and the banks funded the client and the Company reimbursed the banks. The bond is therefore no longer outstanding. It is the intention of the Company to issue a letter of credit under the new Senior Credit Agreement and thus recover the cash from the client.

In early August of 2004, in connection with the Company’s review of the performance bonding facility described above, it became aware for the first time that the same subsidiary was also in breach under a minimum equity ratio covenant contained in a separate performance bonding facility with one of the same financial institutions. This facility had the equivalent of approximately $10,100 of performance bonds outstanding as of December 31, 2004. The equity ratio covenant contained in this facility requires the subsidiary to maintain a minimum equity ratio, as defined in the facility. As a result of operating losses at the subsidiary during the second quarter of 2004, the subsidiary’s equity ratio fell below the required minimum,

Back to Contents

breaching the equity ratio covenant under the facility. On August 9, 2004, the subsidiary obtained a waiver of this covenant. The waiver for the general performance bond facility is effective through March 31, 2005.

In response to the discovery of this breach under the facility at such a late date, the Company undertook a review of its procedures relating to the monitoring of, and reporting of the status under, its subsidiaries’ financial covenants globally. Although the management of the subsidiary in question was aware of the covenant’s existence, they did not fully understand its implications. As a consequence, they did not notify the corporate center on a timely basis of the breach of the covenant. Further, the corporate center did not independently detect the breach on a timely basis. Management concluded that the failure to detect the covenant breach on a timely basis was the result of a deficiency in its disclosure controls and procedures, which are intended to be designed to ensure that this type of breach is detected on a timely basis. After reviewing the Company’s controls and procedures relating to covenant monitoring and reporting as of the end of fiscal 2003 and each of the two fiscal quarters in fiscal 2004, management concluded that the deficiency arose in February 2004.

The Company has given this issue the highest priority and has updated its disclosure controls and procedures relating to covenant compliance. In order to address this issue, during the third quarter of 2004 it:

•	comprehensively reviewed and updated its covenant inventory;

•	upgraded the reporting procedure at the subsidiary level on a global basis; and

•	set up policies and procedures to ensure the quarterly global covenant monitoring process by its corporate center is properly implemented.

In order for investors and the equity analyst community to make informed investment decisions and recommendations about the Company’s securities, it is important that it provide them with accurate and timely information in accordance with the Exchange Act and the rules promulgated thereunder.

If the Company is unable to implement these changes effectively or efficiently, it could adversely affect its ability to provide the public with timely and accurate material information about the Company, and could hurt its reputation and the prices of its debt and equity securities.

Foster Wheeler’s international operations involve risks that may limit or disrupt operations, limit repatriation of earnings, increase foreign taxation or otherwise have a material adverse effect on the business and results of operations.

The Company has substantial international operations that are conducted through foreign and domestic subsidiaries, as well as through agreements with foreign joint-venture partners. The international operations accounted for approximately 80% of the Company’s fiscal year 2004 operating revenues and substantially all of the operating cash flow. The Company has international operations in Europe, the Middle East, Asia and South America. The foreign operations are subject to risks that could materially adversely affect the business and results of operations, including:

•	uncertain political, legal and economic environments;

•	potential incompatibility with foreign joint venture partners;

•	foreign currency controls and fluctuations;

•	energy prices;

•	terrorist attacks against facilities owned or operated by U.S. companies;

•	the imposition of additional governmental controls and regulations;

•	war and civil disturbances; and

•	labor problems.

Because of these risks, the international operations may be limited, or disrupted; may be restricted in moving funds; may lose contract rights; foreign taxation may be increased; or may be limited in repatriating earnings. In addition, in some cases, applicable law and joint venture or other agreements may provide that

Back to Contents

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

As of December 31, 2004, Foster Wheeler Ltd.’s total consolidated debt amounted to approximately $570,100. The Company may not have sufficient funds available to pay all of this long-term debt upon maturity.

Over the last five years, the Company has been required to allocate a significant portion of its earnings to pay interest on debt. After paying interest on debt, the Company has fewer funds available for working capital, capital expenditures, acquisitions and other business purposes. This could limit the Company’s ability to respond to changing market conditions, limit the ability to expand through acquisitions, increase the vulnerability to adverse economic and industry conditions and place the Company at a competitive disadvantage compared to competitors that have less indebtedness. The Company’s 2005 estimated cash debt service is $81,100.

Foster Wheeler’s various debt agreements impose significant financial restrictions, which may prevent the Company from capitalizing on business opportunities and taking some corporate actions which could materially adversely affect the Company’s business.

The Company’s various debt agreements impose significant financial restrictions on the Company. These restrictions limit the ability to incur indebtedness, pay dividends or make other distributions, make investments and sell assets. Failure to comply with these covenants may allow lenders to elect to accelerate the repayment dates with respect to such debt. The Company would not be able to repay such indebtedness if accelerated and as a consequence may be unable to continue operating as a going concern. The failure to repay such amounts under its new Senior Credit Agreement and its other debt obligations would have a material adverse effect on the Company’s financial condition and operations and result in defaults under the terms of the Company’s other indebtedness.

One of Foster Wheeler’s subsidiaries is a party to a contract to construct a spent fuel processing facility for a U.S. government agency that will require the Company to obtain third-party project financing in excess of $100,000 and the posting of a performance bond in excess of $100,000 if the contract is not restructured or terminated. Inability to restructure or terminate the contract would have a material adverse impact on the Company’s financial condition, results of operations and cash flow.

One of Foster Wheeler’s subsidiaries is a party to a contract to construct a spent fuel processing facility for a U.S. government agency that will require the Company to obtain third-party project financing in excess of $100,000 and the posting of a performance bond in excess of $100,000 if the contract is not restructured or terminated. The Company has completed the first phase of the contract and is currently executing the second phase of the contract. Technical specification and detailed guidance from the U.S. government agency regarding U.S government agency-directed changes to the project scope remain outstanding. Resolution of the outstanding issues will be required before the second phase of the contract can be completed. The third phase would begin with the purchase of long-lead time items and is expected to last two years. The contract requires the Company to fund the construction cost of the project during the third phase, which cost is estimated to be in excess of $100,000. The contract also requires the Company to provide a surety bond for the full amount of the cost. Management is currently pursuing its alternatives with respect to this project and has engaged in discussions with the government about restructuring and termination alternatives. If the Company cannot successfully restructure the contract, and if the Company cannot obtain third-party financing or the required surety bond, the Company’s ability to perform its obligations under the contract is unlikely. If the company fails to perform its obligations under the contract, and as a result the government agency terminates the contract, and thereafter the government re-bids the contract under its exact terms and the resulting cost is greater than it would have been under the existing terms with the Company, the government may seek to hold the Company liable for this difference. This could result in a claim against the Company in

Back to Contents

amounts that could be materially adverse to the Company’s financial condition, results of operations and cash flow.

Foster Wheeler faces severe limitations on the ability to obtain new letters of credit, bank guarantees and performance bonds from banks and surety on the same terms as the Company had historically. If the Company is unable to obtain letters of credit, bank guarantees, or performance bonds on reasonable terms, the business would be materially adversely affected.

It is customary in the industries in which the Company operates to provide letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. The Company has traditionally obtained letters of credit or bank guarantees from banks, or performance bonds from a surety on an unsecured basis. Due to the Company’s financial condition, current credit ratings, as well as changes in the bank and surety markets, the Company is now required in certain circumstances to provide collateral to banks and sureties to obtain new letters of credit, bank guarantees and performance bonds. If the Company is unable to provide sufficient collateral to secure the letters of credit, bank guarantees, and performance bonds, the ability to enter into new contracts could be materially limited.

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

Foster Wheeler’s current and future lump-sum or fixed-price contracts and other shared risk contracts may result in significant losses if costs are greater than anticipated.

Many of the Company’s contracts are lump-sum contracts and other shared-risk contracts that are inherently risky because the Company agrees to the selling price of the project at the time the Company enters the contracts. The selling price is based on estimates of the ultimate cost of the contract and the Company assumes substantially all of the risks associated with completing the project, as well as the post-completion warranty obligations. In 2004, 2003 and 2002, the Company recorded charges of approximately $42,200, $30,800 and $216,700, respectively, relating to underestimated costs on lump-sum contracts.

The Company assumes the project’s technical risk, meaning that the Company must tailor products and systems to satisfy the technical requirements of a project even though, at the time the project is awarded, the Company may not have previously produced such a product or system. The Company also assumes the risks related to revenue, cost and gross profit realized on such contracts which can vary, sometimes substantially, from the original projections due to changes in a variety of other factors, including but not limited to:

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

These risks are exacerbated as most projects are long-term which result in increased risk that the circumstances upon which the Company based its original bid will change in a manner that increases its

Back to Contents

costs. In addition, the Company sometimes bears the risk of delays caused by unexpected conditions or events. Long-term, fixed-price projects often make the Company subject to penalties if portions of the project are not completed in accordance with agreed-upon time limits. Therefore, significant losses can result from performing large, long-term projects on a lump-sum basis. These losses may be material and could negatively impact the business, financial condition and results of operations.

The Company also performs government contracts containing fixed labor rates that are subject to audit by governmental agencies. These audits can occur several years after completion of the project and could result in claims for reimbursement from the Company. These reimbursement amounts could be materially different than estimated which could have a negative impact on the Company’s results of operations and cash flows.

Foster Wheeler may be unable to successfully implement its performance improvement plan, which could negatively impact its results of operations.

In order to mitigate future charges due to underestimated costs on lump-sum contracts and to otherwise reduce operating costs, the Company has implemented a series of management performance enhancements. This initiative may not be successful and the Company may record significant charges and its operating costs may increase in the future.

Foster Wheeler plans to expand the operations of its Engineering and Construction Group which could negatively impact the Group’s performance and bonding capacity.

The Company plans to expand the operations of its Engineering and Construction Group which may increase the size and number of lump-sum turnkey contracts, sometimes in countries where the Company has limited previous experience. The Company may bid for and enter into such contracts through partnerships or joint ventures with third parties that have greater bonding capacity than the Company. This would increase the Company’s ability to bid for the contracts. Entering into these partnerships or joint ventures will expose the Company to credit and performance risks of those third-party partners which could have a negative impact on the business and results of operations if these parties fail to perform under the arrangements.

Foster Wheeler has high working capital requirements and will be required to repay some of its indebtedness in the near term and may have difficulty obtaining financing which would have a negative impact on its financial condition.

The Company’s business requires a significant amount of working capital and the U.S. operations, including the corporate center, are expected to continue to be cash flow negative in the near future. In some cases, significant amounts of working capital are required to finance the purchase of materials and performance of engineering, construction and other work on projects before payment is received from customers. In some cases, the Company is contractually obligated to its customers to fund working capital on its projects. Moreover, the Company may need to incur additional indebtedness in the future to satisfy its working capital needs. In addition, the $11,400 of 2005 Senior Notes will need to be repaid or refinanced on or prior to November 2005. As a result, the Company is subject to risks associated with debt financing, including increased interest expense, insufficient cash flow to meet required debt payments, inability to meet credit facility covenants and inability to refinance or repay debt as it becomes due.

The Company’s working capital requirements may increase if the Company is required to give its customers more favorable payment terms under contracts in order to compete successfully for certain projects. These terms may include reduced advance payments from customers and payment schedules from customers that are less favorable to the Company. In addition, the working capital requirements of the Company have increased in recent years because the Company has had to advance funds to complete projects under lump-sum contracts and have been involved in lengthy arbitration or litigation proceedings to recover these amounts from customers. All of these factors may result, or have resulted, in increases in the amount of contracts in process and receivables and short-term borrowings. Continued increases in working capital requirements would have a material adverse effect on the Company’s financial condition and results of operations.

Back to Contents

Projects included in the Company’s backlog may be delayed or cancelled which could materially harm its cash flow, revenues and earnings.

The dollar amount of backlog does not necessarily indicate future earnings related to the performance of that work. Backlog refers to expected future revenues under signed contracts, contracts awarded but not finalized and legally binding letters of intent which management has determined are likely to be performed. Backlog projects represent only business that is considered firm, although cancellations or scope adjustments may occur. Most contracts require clients to pay for work performed to the point of contract cancellation. Due to changes in project scope and schedule, the Company cannot predict with certainty when or if backlog will be performed. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed. Any delay, cancellation or payment default could materially harm the Company’s cash flow, revenues and/or earnings.

Backlog at the end of 2004 declined 10% as compared to the end of year 2003. This decline is primarily attributable to operating revenues exceeding new orders during 2004. Backlog may continue to decline.

The cost of Foster Wheeler’s current and future asbestos claims in the United States could be substantially higher than the Company had estimated, which could materially adversely affect its financial condition.

Some of the Company’s subsidiaries are named as defendants in numerous lawsuits and out-of-court administrative claims pending in the United States in which the plaintiffs claim damages for bodily injury or death arising from exposure to asbestos in connection with work performed or heat exchange devices assembled, installed and/or sold by those subsidiaries. The Company expects these subsidiaries to be named as defendants in similar suits and claims brought in the future. For purposes of the Company’s financial statements, the Company has estimated the indemnity payments and defense costs to be incurred in resolving pending and forecasted domestic claims through year-end 2019. Although the Company believes its estimates are reasonable, the actual number of future claims brought against the Company and the cost of resolving these claims could be substantially higher than the estimates. Some of the factors that may result in the costs of these claims being higher than current estimates include:

•	the rate at which new claims are filed;

•	the number of new claimants;

•	changes in the mix of diseases alleged to be suffered by the claimants, such as type of cancer, asbestosis or other illness;

•	increases in legal fees or other defense costs associated with these claims;

•	increases in indemnity payments as a result of more expensive medical treatments for asbestos-related diseases;

•
bankruptcies of other asbestos defendants, causing a reduction in the number of available solvent defendants and thereby increasing the number of claims and the size of demands against the Company’s subsidiaries;

•	adverse jury verdicts requiring the Company to pay damages in amounts greater than it expected to pay in settlement;

•	changes in legislative or judicial standards which make successful defense of claims against the Company’s subsidiaries more difficult; or

•	enactment of legislation requiring the Company to contribute amounts to a national settlement trust in excess of its expected net liability, after insurance, in the tort system.

The total liability recorded on the balance sheet is based on estimated indemnity payments and defense costs expected to be incurred through year-end 2019. The Company believes that it is likely that there will be new claims filed after 2019, but in light of uncertainties inherent in long-term forecasts, the Company does not believe that it can reasonably estimate the indemnity payments and defense costs which might be incurred after 2019. The forecast contemplates new claims requiring indemnity will decline from year to year. Failure

Back to Contents

of future claims to decline as the Company expects will result in the aggregate liability for asbestos claims being higher than estimated.

The forecast is based on a regression model, which employs the statistical analysis of the Company’s historical claims data to generate a trend line for future claims and in part on an analysis of future disease incidence. Although the Company believes this forecast method is reasonable, other forecast methods that attempt to estimate the population of living persons who could claim they were exposed to asbestos at worksites where the Company’s subsidiaries performed work or sold equipment, could also be used and might project higher numbers of future claims than forecast.

All of these factors could cause the actual claims, indemnity payments and defense costs to exceed estimates. The Company periodically updates its forecasts to take into consideration recent claims experience and other developments, such as legislation, that may affect the Company’s estimates of future asbestos-related costs. The announcement of increases to asbestos reserves as a result of revised forecasts, adverse jury verdicts or other negative developments involving asbestos litigation may cause the value or trading prices of the Company’s securities to decrease significantly. These negative developments could also cause the Company to default under covenants in its indebtedness or cause the Company’s credit ratings to be downgraded, restrict the Company’s access to the capital markets or otherwise have a material adverse effect on the Company’s financial condition, results of operations, cash flows and liquidity.

The number of asbestos-related claims received by the Company’s subsidiaries in the United Kingdom has increased in 2004. These claims are covered by insurance policies and proceeds from the policies are paid directly to the plaintiffs. The timing and amount of asbestos claims which may be made in the future, the financial solvency of the insurers, and the amount which may be paid to resolve the claims are uncertain. The insurance carriers’ failure to make payments due under the policies could have a material adverse effect on the Company’s financial condition.

Some of the Company’s subsidiaries in the U.K. have received claims alleging personal injury arising from exposure to asbestos in connection with work performed and heat exchange devices assembled, installed and/or sold by those subsidiaries. The total number of claims received to date in the U.K. is 446 of which 255 remain open at December 31, 2004. The Company expects these subsidiaries to be named as defendants in similar suits and claims brought in the future. The Company has recorded an estimated liability to resolve pending and future forecasted claims through year-end 2019 of $44,300 as of December 31, 2004 and a corresponding asset for probable insurance recoveries in the same amount. To date, insurance policies have provided coverage for substantially all of the costs incurred in connection with the Company resolving asbestos claims in the U.K. The Company’s ability to continue to recover under these insurance policies is dependant upon, among other things, the timing and amount of asbestos claims which may be made in the future, the financial solvency of the insurers, and the amount which may be paid to resolve the claims. These factors could materially limit insurance recoveries, which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

The amount and timing of insurance recoveries of the Company’s asbestos-related costs in the United States is uncertain. The failure to obtain insurance recoveries would cause a material adverse effect on the Company’s financial condition.

The Company believes that a significant portion of its subsidiaries’ liability and defense costs for asbestos claims will be covered by insurance. The Company’s balance sheet as of December 31, 2004, includes as an asset an aggregate of approximately $385,500 in probable insurance recoveries relating to a liability for pending and expected future asbestos claims through year-end 2019. Under an interim funding agreement in place with a number of its insurers from 1993 through June 12, 2001 covering certain subsidiaries, insurers paid a substantial portion of the costs incurred prior to 2002, and a portion of the costs incurred in connection with resolving asbestos claims during 2002 and 2003. The interim funding agreement was terminated in 2003. On February 13, 2001, litigation was commenced against certain subsidiaries of the Company by certain insurers that were parties to the interim funding agreement seeking to recover from other insurers amounts previously paid by them under the interim funding agreement and to adjudicate their rights and responsibilities under the subsidiaries’ insurance policies. As a result of the termination of the interim

Back to Contents

funding agreement, the Company has had to cover a substantial portion of the settlement payments and defense costs out of working capital.

After the termination of the interim funding agreement, the Company’s subsidiaries entered into several settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by the subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. The Company intends to negotiate additional settlements in order to minimize the amount of future costs the Company will be required to fund out of working capital. If the Company and its subsidiaries cannot achieve settlements in amounts necessary to cover their future costs, the Company and its subsidiaries will continue to fund a portion of future costs out of pocket, which will reduce cash flow and working capital and will adversely affect liquidity.

Although the Company continues to believe that insurers eventually will reimburse its subsidiaries for a significant portion of their prior and future asbestos-related liability and defense costs, their ability ultimately to recover a substantial portion of asbestos-related costs from insurance is dependent on successful resolution of outstanding coverage issues related to their insurance policies. These issues include:

•	disputes regarding allocations of liabilities among the subsidiaries and the insurers;

•	the effect of deductibles and policy limits on available insurance coverage; and

•	the characterization of asbestos claims brought against the subsidiaries as product related or non-product related.

An adverse outcome in the insurance litigation on these coverage issues could materially limit the Company’s insurance recoveries. In this regard, on January 10, 2005, a New York state trial court entered an order finding that New York, rather than New Jersey, law applies in the litigation described above regarding the allocation of liability for asbestos-related personal injury claims among the Foster Wheeler entities and their various insurers. Since the inception of this litigation, the Company has calculated estimated insurance recoveries applying New Jersey law. However, the application of New York, rather than New Jersey, law would result in the Company’s subsidiaries realizing lower insurance recoveries. Thus, as a result of this decision, the Company recorded a charge to earnings in the fourth quarter of 2004 of approximately $75,800 and reduced the year-end carrying value of its probable insurance recoveries by a similar amount. Unless this decision is reversed on appeal, the Company expects that it will be required to fund a portion of its asbestos liabilities from its own cash beginning in 2010. The amount and timing of these funding requirements will be dependent upon, among other things, litigated or negotiated resolution of the various disputes between the Company and the insurers with whom it has not yet settled. On February 16, 2005, the Company’s subsidiaries filed separate motions seeking (i) the re-argument of this decision and (ii) an appeal of this decision to a higher court. There can be no assurances as to the timing or the outcome of these motions.

In addition, even if these coverage issues are resolved in a manner favorable to the Company, it may not be able to collect all of the amounts due under its insurance policies. The recoveries will be limited by insolvencies among its insurers. The Company is aware of at least two of its significant insurers which are currently insolvent. Other insurers may become insolvent in the future and its insurers may also fail to reimburse amounts owed to the Company on a timely basis. If the Company does not receive timely payment from its insurers, it may be unable to make required payments under settlement agreements with asbestos plaintiffs or to fund amounts required to be posted with the court in order to appeal trial judgments. If the Company is unable to file such appeals, the Company’s subsidiaries may be ordered to pay large damage awards arising from adverse jury verdicts, and such awards may exceed their available cash. Any failure to realize expected insurance recoveries, and any delays in receiving from its insurers amounts owed to the subsidiaries, will reduce cash flow and adversely affect liquidity and could have a material adverse effect on the Company’s financial condition.

Back to Contents

Proposed national asbestos trust fund legislation could require the Company to pay amounts in excess of current estimates of its net asbestos liability which would adversely affect the Company’s liquidity and financial condition.

Although no specific federal legislation has been formally passed in the United States Congress, a possibility exists that a bill entitled Fairness in Asbestos Injury Resolution Act of 2005 currently being discussed by members of the Senate Judiciary Committee may be enacted. Because the Company has been named as a defendant in a significant number of asbestos related bodily injury claims it would be a “defendant participant” in a proposed national trust fund should such enabling legislation become law. As a result of this proposed legislation, all current and future asbestos claims will be removed from the tort system and claimants’ exclusive remedy will be payment from a national trust fund. The Company, as a defendant participant in the fund, would be required to make annual contributions to this fund for a period of up to 30 years. While the exact amount the Company may be required to pay over this period of time is unknown, the Company expects that it will materially exceed costs it will incur, net of insurance, to defend and resolve claims in the tort system. This proposed legislation, should it become law in its present form, would adversely impact the Company’s domestic liquidity and its results of operations for a thirty-year period.

Failure by the Company to recover adequately on claims made against project owners could have a material adverse effect upon the Company’s financial condition, results of operations and cash flows.

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

The Company also faces a number of counterclaims brought against it by certain project owners in connection with several of the project claims described above. If the Company were found liable for any of these counterclaims, the Company would have to incur write- downs and charges against earnings to the extent a reserve is not established. Failure to recover amounts under these claims and charges related to counterclaims could have a material adverse impact on the Company’s liquidity and financial condition.

Because operations are concentrated in four particular industries, Foster Wheeler may be adversely impacted by economic or other developments in these industries.

The Company derives a significant amount of revenues from services provided to corporations that are concentrated in four industries: power, oil and gas, chemical/petrochemical and pharmaceuticals. Unfavorable economic or other developments in one or more of these industries could adversely affect the Company’s clients and could have a material adverse effect on financial condition, results of operations and cash flows.

Foster Wheeler’s failure to successfully manage geographically-diverse operations could impair its ability to react quickly to changing business and market conditions and comply with industry standards and procedures.

The Company operates in more than 55 countries around the world, with approximately 5,400, or 81%, of its employees located outside of the United States. In order to manage its day-to-day operations, management must overcome cultural and language barriers and assimilate different business practices. In addition, the Company is required to create compensation programs, employment policies and other administrative programs that comply with the laws of multiple countries. Failure to successfully manage geographically-diverse operations could impair the Company’s ability to react quickly to changing business and market conditions and comply with industry standards and procedures.

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

The ability to attract and retain qualified engineers and other professional personnel, as well as joint-venture partners, advisors and subcontractors, will be an important factor in determining future success. The market for these professionals, joint-venture partners, advisors and subcontractors is competitive, and the Company may not be successful in efforts to attract and retain these professionals, joint-venture partners, advisors and subcontractors. In addition, success depends in part on the Company’s ability to attract and retain skilled laborers. Failure to attract or retain these workers could have a material adverse effect on the Company’s business and results of operations.

Foster Wheeler is subject to various environmental laws and regulations in the countries in which it operates. If the Company fails to comply with these laws and regulations, the Company may have to incur significant costs and penalties that could adversely affect its liquidity or financial condition.

Operations are subject to U.S., European and other laws and regulations governing the generation, management, and use of regulated materials, the discharge of materials into the environment, the remediation of environmental contamination, or otherwise relating to environmental protection. These laws include U.S. federal statutes, such as the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), the Clean Water Act, the Clean Air Act and similar state and local laws, and European laws and regulations including those promulgated under the Integrated Pollution Prevention and Control Directive issued by the European Union in 1996, and the 1991 directive dealing with waste and hazardous waste and laws and regulations similar to those in other countries in which the Company operates. Both the E&C Group and Global Power Group make use of and produce as wastes or byproducts substances that are considered to be hazardous under the laws and regulations referred to above. The Company may be subject to liabilities for environmental contamination as an owner or operator of a facility or as a generator of hazardous substances without regard to negligence or fault, and the Company is subject to additional liabilities if the Company does not comply with applicable laws regulating such hazardous substances, and, in either case, such liabilities can be substantial.

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

Back to Contents

Foster Wheeler Ltd. relies on its information systems in its operations. Failure to protect these systems against security breaches could adversely affect the Company’s business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, the business could be harmed.

The efficient operation of the Company’s business is dependent on computer hardware and software systems. The Company relies on its information systems to communicate and store customer and project information, to track new bookings and inventory, to procure materials and equipment for projects, to perform computerized design and engineering drawings, to perform project scheduling and cost tracking, to maintain internet and extranet web sites, to maintain the Company’s proprietary research and development data and to effectively manage accounting and financial functions.

Information systems are vulnerable to security breaches by computer hackers and cyber terrorists. The Company relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on its information systems. However, these measures and technology may not always be adequate to properly prevent security breaches. Moreover, advances in computing capabilities or other developments may result in a compromise or breach of the technology used by the Company to protect its systems.

In February 2005, the Company experienced a security breach in the computer systems that service the Company’s North America operations. The Company is currently conducting an investigation into the breach, which investigation extends to, among other things, the extent and impact of the breach. At present, the preliminary findings of the investigation indicate that about ten percent of the Company’s North American servers were accessed and that information, including, but not limited to, proposal files, drawing files, financial information and business plans, was copied. Although, it does not appear that the Company’s primary financial information system was accessed, or that the integrity of the Company’s financial information was compromised, the Company cannot ensure that this is the case. Upon identifying the unauthorized access, security measures were immediately taken to “lock out” the intruder and no further breaches have been identified. The Company has retained a third-party consultant to assist in the investigation and to assess and provide recommendations concerning the Company’s security technology and this investigation is ongoing.

This breach, as well as any future compromises of the Company’s security systems, could expose the Company to a risk of loss or litigation and possible liability, which could substantially harm the Company’s business and results of operations. Further, anyone who is able to circumvent the Company’s security measures could misappropriate proprietary or confidential information, as the Company believes occurred in the February 2005 breach, which could adversely affect the Company’s ability to effectively compete for new business or could cause interruptions in the Company’s operations. Because of the nature and magnitude of the Company’s projects, the Company may be the target of cyber terrorists or be the subject of industrial espionage. Although the Company maintains property and liability insurance, the insurance may not cover potential losses and/or claims of this type or may not be adequate to cover all related costs or liability that may be incurred.

In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated could disrupt the Company’s business and could result in decreased performance and increased overhead costs, causing the Company’s business and results of operations to suffer. The Company’s information systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters;

•	terrorist attacks;

•	computer virus attacks;

•	operator negligence;

•	power loss; and

•	computer systems, Internet, or data network failure.

Back to Contents

Any significant interruption or failure of the Company’s information systems or any significant breach of security, including the one that occurred in February 2005, could adversely affect the Company’s business and results of operations.

The Company may lose market share to its competitors and be unable to operate its business profitably if its patents and other intellectual property rights do not adequately protect its proprietary products.

The Company’s success depends significantly on its ability to protect its intellectual property rights to the technologies and know how used in its proprietary products. The Company relies on patent protection, as well as a combination of trade secret, unfair competition and similar laws and nondisclosure, confidentiality and other contractual restrictions to protect its proprietary technology. However, these legal means afford only limited protection and may not adequately protect the Company’s rights or permit the Company to gain or keep any competitive advantage. The Company’s issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit the Company’s ability to stop competitors from marketing related products. Although the Company has taken steps to protect its intellectual property and proprietary technology, there is no assurance that third parties will not be able to design around the patents. The Company also relies on unpatented proprietary technology. The Company cannot provide assurance that it can meaningfully protect all its rights in its unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to the Company’s unpatented proprietary technology. The Company seeks to protect its trade secrets, know-how and other unpatented proprietary technology, in part with confidentiality agreements and intellectual property assignment agreements with its employees, independent distributors and consultants. However, such agreements may not be enforceable or may not provide meaningful protection for the Company’s trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements or in the event that the Company’s competitors discover or independently develop such trade secrets or other proprietary information.

Furthermore, the laws of foreign countries may not protect the Company’s intellectual property rights to the same extent as the laws of the United States. If the Company cannot adequately protect its intellectual property rights in these foreign countries, the Company’s competitors may be able to compete more directly with the Company, which could adversely affect the Company’s competitive position and business.

The Company also hold licenses from third parties that are necessary to utilize certain technologies used in the design and manufacturing of some of the Company’s products. The loss of such licenses would prevent the Company from manufacturing and selling these products, which could harm the Company’s business.

Foster Wheeler Ltd. has anti-takeover provisions in its bye-laws that may discourage a change of control.

Foster Wheeler Ltd.’s bye-laws contain provisions that could make it more difficult for a third-party to acquire it without the consent of its Board of Directors. These provisions provide for:

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

•
The Board of Directors to consist of not less than three nor more than 20 persons, the exact number to be set from time to time by a majority of the whole Board of Directors. Accordingly, the Board of Directors, and not the shareholders, has the authority to determine the number of directors and could delay any shareholder from obtaining majority representation on the Board of Directors by enlarging the Board of Directors and filling the new vacancies with its own nominees until a general meeting at which directors are to be appointed.

Back to Contents

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

These provisions could make it more difficult for a third-party to acquire Foster Wheeler Ltd., even if the third-party’s offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

On November 14, 2003, the Company’s common shares and trust securities were delisted from the NYSE. The Company intends to seek an alternate listing of the common shares, however it may not be able to successfully list the common shares. The Company’s common shares are currently quoted on the Over-the-Counter Bulletin Board under the symbol “FWHLF.OB.” Common shares quoted on the Over-the-Counter Bulletin Board may be less liquid and trade at a lower price than common shares listed on the NYSE.

As a result of the Company’s delisting from the NYSE, the trading price of the Company’s common shares may decline substantially and shareholders may experience a significant decrease in the liquidity of the common shares. Securities that trade on the Over-the- Counter Bulletin Board, including the Company’s common shares, may also be subject to higher transaction costs for trades and have reduced liquidity compared to securities that trade on the NYSE and other organized markets and exchanges. The Company may not be able to successfully list the common shares

Back to Contents

Foster Wheeler Ltd. is a Bermuda company and it may be difficult to enforce judgments against the Company or its directors and executive officers.

Foster Wheeler Ltd. is a Bermuda exempted company. As a result, the rights of shareholders are governed by Bermuda law and the memorandum of association and bye-laws of Foster Wheeler Ltd. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions. A substantial portion of the assets of Foster Wheeler Ltd. are located outside the United States. It may be difficult for investors to enforce in the United States judgments obtained in U.S. courts against Foster Wheeler Ltd. or its directors based on the civil liability provisions of the U.S. securities laws. Uncertainty exists as to whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States against the Company or its directors or officers, under the securities laws of those jurisdictions or entertain actions in Bermuda under the securities laws of other jurisdictions.

Foster Wheeler Ltd.’s bye-laws restrict shareholders from bringing legal action against its officers and directors.

Foster Wheeler Ltd.’s bye-laws contain a broad waiver by its shareholders of any claim or right of action, both individually and on Foster Wheeler Ltd.’s behalf, against any of its officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the officer or director. This waiver limits the right of shareholders to assert claims against Foster Wheeler Ltd.’s officers and directors unless the act or failure to act involves fraud or dishonesty.

Back to Contents

ITEM 2. PROPERTIES

The following chart provides the name of the subsidiary that owns or leases the property, the location and general use of each of the Company’s properties as of December 31, 2004, and the business segment in which each property is grouped.

Company (Business Segment*)
and Location	Use	Land Area		Building Square Feet		Lease Expires(1)

Foster Wheeler Realty Services, Inc. (C & F)
Union Township, New Jersey	Investment in undeveloped land	203.8 acres		—
	General office & engineering	29.4 acres		294,000		2022
	Storage and reproduction facilities	10.8 acres		30,400
Livingston, New Jersey	Research center	6.7 acres		51,355
Bedminster, New Jersey	Investment in land and office	10.7 acres	(2)	135,000	(2)(3)
Bridgewater, New Jersey	Investment in undeveloped land	21.9 acres	(4)	—

Foster Wheeler Energy Corporation (GPG)
Dansville, New York	Manufacturing & offices(5)	82.4 acres		513,786

Foster Wheeler Energy Services, Inc. (GPG)
San Diego, California	Office	—		12,673		2005

Foster Wheeler USA Corporation (E&C)
Houston, Texas	Office & engineering	—		107,890		2013

Foster Wheeler Iberia, S.A. (E&C)/(GPG)
Madrid, Spain	Office & engineering	5.5 acres		110,000		2015

Foster Wheeler Energia, S.A. (GPG)
Tarragona, Spain	Manufacturing & office	25.6 acres		77,794

Foster Wheeler France, S.A. (E&C)
Paris, France	Office & engineering	—		80,000		2006
Paris, France	Storage facilities	—		12,985		2006

Foster Wheeler International Corporation (Thailand Branch) (E&C)
Sriracha, Thailand	Office & engineering	—		61,600		2005

Foster Wheeler Constructors, Inc. (GPG)
McGregor, Texas	Storage facilities	15.0 acres		24,000

Foster Wheeler Limited (United Kingdom) (E&C)
Glasgow, Scotland	Office & engineering	2.3 acres		28,798
Reading, England	Office & engineering	—		47,940	(2)	2006/2009
Reading, England	Office & engineering	14.0 acres		365,521		2024
Reading, England	Investment in undeveloped land	12.0 acres		—
Teeside, England	Office & engineering	—		18,100		2005/2014

Foster Wheeler Canada Ltd. (GPG)
Niagara-On-The-Lake, Ontario	Office & engineering	—		29,066		2008

Foster Wheeler Andina, S.A. (E&C)
Bogota, Colombia	Office & engineering	2.3 acres		26,000

Foster Wheeler Power Machinery Company Limited (GPG)
Xinhui, Guangdong, China	Manufacturing & office	30.0 acres		319,073	(6)	2045
Jiangmen City, Guangdong, China	Manufacturing	—		47,275		2005

Foster Wheeler Italiana, S.p.A. (E&C)
Milan, Italy	Office & engineering	—		142,000		2007
Milan, Italy	Office & engineering	—		121,870	(2)	2008

Back to Contents

Company (Business Segment*) and Location	Use	Land Area	Building Square Feet		Lease Expires(1)

Foster Wheeler Pyropower, Inc. (GPG)
Ridgecrest, California	Office & storage facilities	—	10,000		month to month

Foster Wheeler Birlesik Insaat ve Muhendislik A.S. (E&C)
Istanbul, Turkey	Office & engineering	—	26,000		2007

Foster Wheeler Eastern Private Limited (E&C)
Singapore	Office & engineering	—	29,196		2005

Foster Wheeler Power Systems, Inc. (GPG)
Martinez, California	Cogeneration plant	6.4 acres	—
Camden, New Jersey	Waste-to-energy plant	18.0 acres	—		2011
Talcahuano, Chile	Cogeneration plant-facility site	21.0 acres	—		2028

Foster Wheeler Energia OY (GPG)
Varkaus, Finland	Manufacturing & offices	29.2 acres	369,365
	Office	—	100,645		2031
Karhula, Finland	Research center	12.8 acres	15,100		2095
	Office and laboratory		57,986	(2)	2095
Helsinki, Finland	Office	—	13,904		2005
Norrkoping, Sweden	Manufacturing & offices	—	37,990		2014

Foster Wheeler Energy FAKOP Ltd. (GPG)
Sosnowiec, Poland	Manufacturing & offices	23.9 acres	271,152	(7)

* Designation of Business Segments:	E&C - Engineering & Construction Group
GPG - Global Power Group
C&F - Corporate & Financial Services

(1)	Represents leases in which Foster Wheeler is the lessee.
(2)	Portion or entire facility leased or subleased to third parties.
(3)	50% ownership interest.
(4)	75% ownership interest.
(5)	Facility has been mothballed and is not operating.
(6)	52% ownership interest.
(7)	53% ownership interest.

Locations of less than 10,000 square feet are not listed. Except as noted above, the properties set forth are owned in fee. All or part of the listed properties may be leased or subleased to other affiliates. All properties are in good condition and adequate for their intended use.

ITEM 3. LEGAL PROCEEDINGS (amounts in thousands of dollars)

Asbestos — United States

Some of the Company’s U.S. subsidiaries, along with many non-related companies, are codefendants in numerous asbestos-related lawsuits and administrative claims pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with the work allegedly performed by the Company’s subsidiaries during the 1970’s and prior. As of December 31, 2004, the Company has determined that the subsidiaries are named defendants in lawsuits involving approximately 58,800 plaintiffs. Claims by approximately 22,300 of those plaintiffs have been stayed or placed on inactive dockets by courts. Claims that have not been settled and are six or more years old are considered abandoned and are no longer valued in the estimated liability. There were approximately 9,100 of such cases at December 31, 2004. The Company’s subsidiaries also are respondents in approximately 109,000 open administrative claims. The total number of open cases involves approximately 167,800 claimants.

Back to Contents

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

On February 13, 2001, litigation was commenced against certain domestic subsidiaries of the Company by certain insurers that were parties to an interim funding agreement seeking to recover from other insurers amounts previously paid by them under the interim funding agreement and to adjudicate their rights and responsibilities under the subsidiaries’ insurance policies. An adverse outcome in the insurance litigation on these coverage issues could materially limit the Company’s insurance recoveries. In this regard, on January 10, 2005, a New York state trial court entered an order finding that New York, rather than New Jersey, law applies in a lawsuit regarding the allocation of liability for asbestos-related personal injury claims among the Company’s subsidiaries and their various insurers. On February 16, 2005, the Company’s subsidiaries filed separate motions seeking (i) the re-argument of this decision and (ii) an appeal of this decision to a higher court. There can be no assurances as to the timing and the outcome of these matters.

Asbestos — United Kingdom

Some of the Company’s U.K. subsidiaries have also received claims alleging personal injury arising from exposure to or use of asbestos. The number of asbestos-related claims received increased in 2004. To date, 446 claims have been brought against the U.K. subsidiaries, of which 255 remain open at December 31, 2004. Insurance policies have provided coverage for substantially all of the costs incurred in connection with resolving asbestos claims in the U.K with the proceeds from these policies paid directly to plaintiffs. None of the settled claims has resulted in material costs to the Company. The Company has considered the asbestos claims in the U.K. and the viability and legal obligations of its insurance carriers and believes the insurers will continue to adequately fund asbestos claims and related defense costs. The Company’s ability to continue to recover under these insurance policies is dependant upon, among other things, the timing and amount of asbestos claims which may be made in the future, the financial solvency of the insurers, and the amount which may be paid to resolve the claims. These factors could materially limit insurance recoveries, which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Project Claims

In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving clients and subcontractors arising out of project contracts. Such litigation includes claims and counterclaims by the Company for additional costs incurred in excess of current contract provisions, as well as for back charges for alleged breaches of warranty and other contract commitments. If the Company were found to be liable for any of the claims/counterclaims against it, the Company would have to incur a write-down or charge against earnings to the extent a reserve has not been established for the matter in its accounts. Amounts ultimately realized on claims/counterclaims by the Company could differ materially from the balances included in the Company’s financial statements, resulting in a charge against earnings to the extent profit has already been accrued on a project contract. Such charges could have a material adverse impact on the Company’s liquidity and financial condition. The Company believes, after consultation with counsel, that such litigation should not have a material adverse effect upon the Company’s financial position or liquidity, after giving effect to the provisions already recorded.

In addition to the matters described above, an arbitration has been commenced against the Company arising out of a compact circulating fluidized-bed boiler that the Company engineered, supplied and erected

Back to Contents

for a client in Asia. In addition to claims for damages for breach of contract, the client is seeking to rescind the contract based upon alleged material misrepresentations by the Company. If such relief were granted, the Company could be compelled to reimburse the client for the purchase price paid (approximately $25,700), in addition to other damages, which have not yet been quantified. The Company is vigorously defending the case and has counterclaimed for unpaid receivables (approximating $5,200), plus interest, for various breaches and non-performance by the client. (Due to its age, a reserve for the full amount of the receivable was taken prior to the arbitration.) The case is in the initial stages of discovery and a final award is not expected until 2007. Based upon the Company’s investigation and the proceedings to date, there appear to be valid defenses to the claim. However, it is premature to predict the outcome of this proceeding.

The Company has been notified of a claim by its client with respect to a thermal electric power plant in South America that the Company designed, supplied and erected as a member of a consortium with other parties. The plant’s concrete foundations have experienced cracking, allegedly due to out-of-specification materials used in the concrete poured by the consortium’s subcontractor. The client has adopted a plan to repair the foundations and is seeking reimbursement of its costs (approximating $11,000) from the consortium. Additional damages could be alleged if the matter proceeds to an adversary proceeding. The Company is investigating the claim, as well as any rights that it may have to seek reimbursement for the damages from third parties. Valid legal defenses to the claim appear to exist. However, it is premature to predict the outcome of this matter.

Camden County Waste-to-Energy Project

One of the Company’s project subsidiaries, Camden County Energy Recovery Associates, LP (“CCERA”), owns and operates a waste-to-energy facility in Camden County, New Jersey (the “Project”). In 1997, the United States Supreme Court effectively invalidated New Jersey’s long-standing municipal solid waste flow rules and regulations, eliminating the guaranteed supply of municipal solid waste to the Project with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the Project. Since the ruling, those market-based revenues have not been, and are not expected to be, sufficient to service the debt on outstanding bonds, which were issued by the Pollution Control Finance Authority of Camden County (“PCFA”) to finance the construction of the Project and to acquire a landfill for Camden County’s use.

In 1998, the CCERA filed suit against the PCFA and other parties seeking, among other things, to void the applicable contracts and agreements governing the Project (Camden County Energy Recovery Assoc. v. N.J. Department of Environmental Protection, et al., Superior Court of New Jersey, Mercer County, L-268-98). Since 1999, the State of New Jersey has provided subsidies sufficient to ensure the payment of each of the Project’s debt service payments as they became due. The bonds outstanding on the Camden Project were issued by the PCFA, not the Company or CCERA, and the bonds are not guaranteed by the Company or CCERA. Pursuant to the loan agreement between PCFA and CCERA, proceeds from the bonds were used to finance the construction of the facility and accordingly these proceeds were recorded as debt on CCERA’s balance sheet and therefore are included in the Company’s consolidated balance sheet. CCERA’s obligation to service the debt obtained pursuant to the loan agreement is limited to depositing all tipping fees and electric revenues received with the trustee of the PCFA bonds. The trustee is required to pay CCERA its service fees prior to servicing PCFA bonds. CCERA has no further debt repayment obligations under the loan agreement with the PCFA. In the litigation, the defendants have asserted, among other things, that an equitable portion of the outstanding debt on the Project should be allocated to CCERA even though CCERA did not guarantee the bonds. At this time, management cannot determine the ultimate outcome of the foregoing and the potential effects on CCERA and the Project. If the State were to fail to subsidize the debt service, and there were to be a default on a debt service payment, the bondholders might proceed to attempt to exercise their remedies, by among other things, seizing the collateral securing the bonds. The Company does not believe this collateral includes CCERA’s plant.

Environmental Matters

Under U.S. federal statutes, such as the Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), the Clean Water Act and

Back to Contents

the Clean Air Act, and similar state laws, the current owner or operator of real property and the past owners or operators of real property (if disposal took place during such past ownership or operation) may be jointly and severally liable for the costs of removal or remediation of toxic or hazardous substances on or under their property, regardless of whether such materials were released in violation of law or whether the owner or operator knew of, or was responsible for, the presence of such substances. Moreover, under CERCLA and similar state laws, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be jointly and severally liable for the costs of the removal or remediation of such substances at a disposal or treatment site, whether or not such site was owned or operated by such person (an “off-site facility”). Liability at such off-site facilities is typically allocated among all of the viable responsible parties based on such factors as the relative amount of waste contributed to a site, toxicity of such waste, relationship of the waste contributed by a party to the remedy chosen for the site, and other factors.

The Company currently owns and operates industrial facilities and has also transferred its interests in industrial facilities that it formerly owned or operated. It is likely that as a result of its current or former operations, such facilities have been impacted by hazardous substances. The Company is not aware of any conditions at its currently owned facilities in the United States that it expects will cause the Company to incur material costs in excess of those for which reserves have been established.

The Company also may receive claims, pursuant to indemnity obligations from owners of recently sold facilities, which may require the Company to incur costs for investigation and/or remediation. Based on the available information, the Company does not believe that such costs will be materially in excess of those reserves which it has established. No assurance can be provided that the Company will not discover environmental conditions at its currently owned or operated properties, or that additional claims will not be made with respect to formerly owned properties, requiring the Company to incur material expenditures to investigate and/or remediate such conditions.

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

In September 2004, FWEC sampled the domestic water supply of approximately 16 residences in Mountaintop, and it received validated testing data regarding that sampling in October 2004. The residences are located approximately one mile to the southwest of the historic source of the TCE at FWEC’s former facility, and it is believed the residences use private wells for domestic water. The results of this sampling indicated that TCE was present in the water at several of the residences at levels in excess of Safe Drinking Water Act standards. Since the initial round of testing in September 2004, FWEC has tested more wells. As of February 2005, the number of wells in the area containing TCE in excess of the standards is approximately 30, and FWEC believes the boundaries of the affected area have been delineated.

The source of the TCE in the wells has not yet been determined. FWEC is working closely with the appropriate regulatory authorities in responding to this situation. FWEC first provided the affected residences with temporary replacement water and then arranged to have filters installed on the residences’ water system to remove the TCE. FWEC has also arranged to have the filters periodically tested and maintained. The cost of the foregoing is not expected to be material. If the source of the TCE is determined to be from a third-

Back to Contents

party, FWEC will evaluate its options regarding the recovery of the costs it has incurred, which options could include seeking to recover those costs from those determined to be the source. The agencies have incurred over $500 in costs responding to the situation, which they may seek to recover from those determined to be the source(s) of the TCE. The Company and the agencies are reviewing the technical and economic feasibility of extending a public water line that exists at one end of the effected area to the other end of the effected area. Given the preliminary stage of the investigations, FWEC is unable to estimate the potential financial impact of the foregoing on FWEC.

Additional Information

For additional information on asbestos claims and other material litigation affecting the Company, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies” and Note 23 to the consolidated financial statements in this Form 10-K.

Back to Contents

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 29, 2004, the Company held a special general meeting of common shareholders and a joint annual and special general meeting of all shareholders.

The voting results of the two general meetings of shareholders were as follows (after reflecting the reverse stock split):

	For	Against(A) Withheld(W)	Abstain	Broker Non-Votes

Special Meeting
1. Consolidation of authorized common share capital.	5,751,571	219,665 (A)	5,631

Joint Meeting
1. Election of directors. (*)
a. Eugene D. Atkinson	40,860,282	148,985 (W)
b. Stephanie Hanbury-Brown	40,867,289	141,978 (W)
c. David M. Sloan	40,868,573	140,693 (W)
2. Auditor appointment.	40,432,673	36,760 (A)	N/A
3. Approval of restricted stock awards and options to directors.	33,115,936	286,389 (A)	N/A
4. Amendment of bye-law 10(4), regarding director retirement age.	40,307,337	149,627 (A)	N/A
5. Amendment of bye-law 10(5), regarding directors’ share ownership policy.	33,374,806	154,773 (A)	N/A
6. Amendment of bye-law 20, regarding director remuneration.	40,248,574	203,060 (A)	N/A
7. Consolidation of authorized common share capital and related reduction in par value of authorized common share capital.	33,810,722	255,845 (A)		6,932,381
8. Reduction in par value of authorized common and preferred share capital.	33,910,201	147,574 (A)	N/A
9. Increase in authorized capital.	33,835,969	220,196 (A)	N/A

*	In addition, the following directors continued to serve after the meetings: Diane C. Creel, Roger L. Heffernan, Joseph J. Melone, Raymond J. Milchovich and James D. Woods.

Back to Contents

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (amounts in thousands of dollars, except share data and per share amounts)

The Company’s common stock and 9% FW Preferred Capital Trust I securities are quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the ticker symbols “FWHLF.OB” and “FWLRP.OB,” respectively.

On November 29, 2004, the Company’s shareholders approved a series of capital alterations including the consolidation of the authorized common share capital at a ratio of one-for-twenty and a reduction in the par value of the common shares and preferred shares (see Item 4, “Submission of Matters to a Vote of Security Holders,” for additional information). As a result of these capital alterations, all references to common stock prices, share capital, the number of shares, per share amounts, cash dividends, and any other reference to shares in this annual report on Form 10-K, unless otherwise noted, have been adjusted to reflect such capital alterations on a retroactive basis.

The common stock prices shown below for the quarters prior to the Company’s de-listing from the NYSE reflect the high and low sales prices for each such quarter as reported in the consolidated transaction reporting system. The common stock prices shown for quarters ended subsequent to the Company’s NYSE de-listing reflect the high and low bid prices as reported on the OTCBB System. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Three months ended

2004	March 26	June 25	Sept. 24	Dec. 31

Cash dividends per share	—	—	—	—
Common stock prices:
High	$38.40	$36.60	$29.20	$17.00
Low	$19.60	$21.60	$8.80	$8.40

	Three months ended

2003	March 28	June 27	Sept. 26	Dec. 26

Cash dividends per share	—	—	—	—
Common stock prices:
High	$37.40	$60.00	$44.80	$27.60
Low	$17.00	$24.00	$21.40	$15.00

The Company had 5,631 common shareholders of record and 40,542,898 common shares outstanding as of December 31, 2004.

Under Bermuda law, the consent of the Bermuda Monetary Authority (“BMA”) is required prior to the transfer by non-residents of Bermuda of a Bermuda company’s shares. Because the Company is not listed on a national stock exchange, the Company obtained the consent of the BMA for transfers between non-residents so long as the Company’s shares continue to be quoted on the OTCBB. The Company believes that this consent will continue to be available.

The Board of Directors of the Company discontinued the common stock dividend in July 2001. The Company was prohibited from paying dividends under its prior Senior Credit Facility and therefore, the Company paid no dividends on common shares during 2004. Additionally, the Company does not expect to pay dividends on the common shares for the foreseeable future.

Back to Contents

ITEM 6. SELECTED FINANCIAL DATA

COMPARATIVE FINANCIAL STATISTICS
(in thousands, except share data and per share amounts)

	2004		2003		2002		2001		2000

Statement of Operations Data:
Operating revenues	$2,661,300		$3,723,800		$3,519,200		$3,315,300		$3,891,400
(Loss)/earnings before income taxes	(232,200	)(1)	(109,700	)(2)	(360,000	)(3)	(213,000	)(4)	52,200
Provision for income taxes	(53,100)		(47,400)		(14,700)		(123,400	)(5)	(15,200)
(Loss)/earnings prior to cumulative effect of a change in accounting principle	(285,300)		(157,100)		(374,700)		(336,400)		37,000
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	—		—		(150,500	)(6)	—		—
Net (loss)/earnings	$(285,300)		$(157,100)		$(525,200)		$(336,400)		$37,000

(Loss)/earnings per share—basic and diluted:(7)
Net (loss)/earnings prior to cumulative effect of a change in accounting principle	$(57.84)		$(76.53)		$(182.98)		$(164.58)		$18.13
Cumulative effect on prior years (to December 31, 2001) of a change in accounting principle	—		—		(73.49)		—		—
Net (loss)/earnings per share—basic and diluted	$(57.84)		$(76.53)		$(256.47)		$(164.58)		$18.13
Shares outstanding:(7)
Weighted-average number of basic shares outstanding	4,932,400		2,052,200		2,047,800		2,043,800		2,039,900
Effect of stock options	*		*		*		*		—

Total weighted-average number of diluted shares	4,932,400		2,052,200		2,047,800		2,043,800		2,039,900

Balance Sheet Data:
Current assets	$1,049,300		$1,174,400		$1,329,800		$1,754,400		$1,623,000
Current liabilities	1,255,100		1,350,400		1,449,800		2,388,600		1,454,600
Working capital	(205,800)		(176,000)		(120,000)		(634,200)		168,400
Land, buildings and equipment, net	280,300		309,600		407,800		399,200		495,000
Total assets	2,187,500		2,506,500		2,842,300		3,325,800		3,507,600
Long-term borrowings (including current installments):	570,100		1,033,100		1,124,300		1,042,100		972,900
Cash dividends per share of common stock(7)	—		—		—		2.40		4.80
Other data:
Unfilled orders, end of year	$2,048,100		$2,285,400	(8)	$5,445,900		$6,004,400		$6,142,300
New orders booked	2,437,100		2,163,500		3,052,400		4,109,300		4,480,000

(1)
Includes in 2004: a gain of $19,200 on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe; a loss of $(3,300) on the sale of 10% of the Company’s equity interest in a waste-to-energy project in Italy; positive changes in contract cost estimates of $58,000; a charge of $(75,800) on the revaluation of asbestos insurance assets as a result of an adverse court decision in asbestos coverage allocation litigation; a net gain of $15,200 on the settlement of coverage litigation with certain asbestos insurance carriers; restructuring and credit agreement costs of $(17,200); a net charge of $(175,100) recorded in conjunction with the equity-for-debt exchange; and charges for severance cost of $(5,700).

(2)
Includes in 2003: a $(15,100) impairment loss on the anticipated sale of a domestic corporate office building; a $16,700 gain on the sale of certain assets of Foster Wheeler Environmental Corporation and a gain of $4,300 on the sale of a waste-to-energy plant; a gain on revisions to project claim estimates and related cost of $1,500; a charge related to revisions of project estimates and related receivable allowances of $(32,300); a provision for asbestos claims of $(68,100); restructuring and credit agreement costs of $(43,600); and charges for severance cost of $(15,900).

(3)
Includes in 2002: a loss recognized in anticipation of sales of assets of $(54,500); a charge related to revisions of project claim estimates and related costs of $(136,200); a charge related to revisions of project cost estimates and related receivable allowances of $(80,500); a provision for asbestos claims of $(26,200); a provision for a domestic plant impairment of $(18,700); restructuring and credit agreement costs of $(37,100); and charges for severance cost of $(7,700).

Back to Contents

(4)
Includes in 2001: losses recognized in anticipation of sales of assets of $(40,300); a charge related to revisions of project claim estimates and related costs of $(37,000); a charge related to revisions of project cost estimates and related receivable allowances of $(123,600); and a provision for domestic plant impairment of $(6,100).

(5)	Includes a valuation allowance for domestic deferred tax assets of $(194,600) in 2001.
(6)	In 2002: the Company recognized $(150,500) of impairment losses upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”
(7)	Amounts have been adjusted to reflect the impact of the one-for-twenty reverse split that was effective November 29, 2004.
(8)	The decline in backlog reflects, in part, the divestiture of Foster Wheeler Environmental Corporation in March 2003.
*	The effect of stock options and convertible notes was not included in the calculation of diluted earnings per share due to their antidilutive effect.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars, except per share amounts)

This management’s discussion and analysis of financial condition and results of operations and other sections of this report on Form 10-K contain forward-looking statements that are based on management’s assumptions, expectations and projections about the various industries within which the Company operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. See Item 1, “Business—Risk Factors of the Business,” for additional risk information.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

The accompanying consolidated financial statements and management’s discussion and analysis herein are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern (see Note 1 to the consolidated financial statements and “Liquidity and Capital Resources” for additional going concern information).

The Company operates through two reportable business segments—the Engineering & Construction (“E&C”) Group and the Global Power (“Global Power”) Group. In addition, the Company’s corporate center, restructuring expenses and certain legacy liabilities (e.g. asbestos and corporate debt) are reported independently in the Corporate and Finance (“C&F”) Group.

2004 Results

In September 2004, the Company consummated an equity-for-debt exchange that significantly strengthened its balance sheet. The equity-for-debt exchange reduced debt by $437,000, reduced the shareholders’ deficit by $448,100, is expected to reduce annual interest expense by approximately $28,000, and when combined with the proceeds from new notes issued concurrently with the equity-for-debt exchange that were used to repay amounts that were outstanding under the previous Senior Credit Facility, eliminated substantially all material scheduled corporate debt maturities prior to 2011. A pretax charge of $175,100 was recorded as part of the exchange, relating primarily to conversion expense on the Convertible Subordinated Notes, as required by Statement of Financial Accounting Standards (“SFAS”) No. 84, “Induced Conversions of Convertible Debt.” In addition, in the fourth quarter of 2004, the Company’s shareholders approved a one-for-twenty reverse stock split and par value reduction. See Note 7 to the consolidated financial statements for additional details on the exchange and Note 12 to the consolidated financial statements for additional details of the reverse stock split and par value reduction.

The Company reported a net loss of $285,300 in 2004. Included in the loss is the $175,100 pretax charge described above, $163,900 of which was non-cash, relating to the equity-for-debt exchange, and a

Back to Contents

$60,600 net charge relating to the carrying value of the Company’s asbestos insurance assets. The Company continued its strategy of settling with asbestos insurance carriers by monetizing policies or arranging coverage in place agreements. A net pretax gain of $15,200 resulting from the asbestos insurance settlements in 2004 was more than offset by a $75,800 charge recorded when the Company revalued its asbestos insurance asset after a New York court ruled that New York law, rather than New Jersey law, applied in litigation among the Company and its asbestos insurance carriers. The net charges are recorded in the C&F Group.

Operations in the E&C Group’s Continental Europe and the Global Power Group’s North America business units were strong in 2004 resulting from incentive bonuses and profits earned from the successful completion of several large projects below original cost estimates, ahead of schedule, and with strong safety records. Operations in the Global Power Group’s European unit were unacceptable on three large lump-sum turnkey (“LSTK”) power plant contracts, where $74,800 in profits were reversed and losses recorded from significant cost overruns and completion delays. As previously announced, the Global Power’s European Power business will not execute engineering, procurement and construction contracts for full power plants on a LSTK basis without partnering with one of the E&C business units or a third-party.

The Company’s retained Foster Wheeler Environmental Corporation project, which processes spent nuclear waste for the U.S. Department of Energy in Oak Ridge, Tennessee, commenced commercial operations processing its initial waste stream in January 2004. The project generated $53,300 in cash flows from the recovery of capital funded by the Company during the construction phase of the project. Capital recovery and operating revenues are generated as the plant processes several streams of waste materials. The Company expects to recover the remainder of the capital it funded during the construction phase during 2005, however the level of cash flow is expected to decline significantly during the year. Once all of its capital has been recovered, the Company will continue to receive revenues from the project over the course of its operations. The facility is being modified to process a second waste stream that is expected to commence operation in the third quarter of 2005.

Challenges and Drivers for 2005

The Company’s primary focus in 2005 is obtaining new contract awards and building its backlog. The global markets in which the Company operates are largely dependent on overall economic growth and continue to be highly competitive. Consolidated new orders and backlog have declined from recent years. However, the E&C markets served by the Company, including the chemical, petrochemical, oil refining, liquefied natural gas, and upstream oil and gas industries, were strong during 2004. Management expects capital investments by its clients in these markets to be strong in 2005. The Company is currently working on the early stages of four major chemical and petrochemical facilities in the Middle East that could result in significant follow on awards in 2005. The solid fuel fired power markets served by Global Power Group were soft during 2004. Management expects 2005 capital investment in the domestic U.S. power market to be focused on service type projects with limited investment in new power generating facilities. Client investments in solid fuel fired electric power generation in Europe are expected to increase from 2004 as emission standards in Europe have been clarified in a number of countries. The Company believes it is well-positioned to address these markets through its existing network of operating companies, and expects an increase in the amount of new orders compared with the amounts recorded in 2004. Because these markets remain highly competitive, and many of these contracts will be awarded on a competitive bid basis, the Company cannot provide assurance that these increases will be achieved.

The Company expects to continue to execute a portion of its engineering, procurement and construction contracts on a LSTK basis in 2005. LSTK contracts are inherently risky because the Company agrees to the selling prices at the time it enters into the contracts. Consequently, costs and execution schedules are based on estimates, and the Company assumes substantially all of the risks associated with completing the project as well as the post-completion warranty obligations within these estimates. The majority of the Company’s existing LSTK contracts and current sales prospects are power plants located in the domestic markets of the E&C European businesses. In order to control the risks involved in LSTK contracts, the Company’s Project Risk Management Group (“PRMG”) reviews proposals and contracts to evaluate the levels of risk acceptable to the Company. To date, no project has recorded losses where the PRMG reviewed and approved the proposal prior to submission to the client. Controlling these risks remains a priority for Company.

Back to Contents

Proposed asbestos trust fund legislation being discussed in Washington D.C, if enacted in the form currently under discussion, would have a material adverse impact on the Company’s cash flow and results of operations. Without this legislation, management continues to forecast that, prior to any impact from potential asbestos trust fund legislation, the Company will not be required to fund asbestos liability payments from its own working capital before 2010, although it may be required to fund a portion of such liabilities from its own cash thereafter. This assumes that the Company will be able to successfully resolve certain outstanding insurance coverage issues. Management believes this proposed legislation in the form currently under discussion is detrimental to the Company and would have a material adverse impact. The Company is part of a consortium of companies actively monitoring any proposed legislation.

One of Foster Wheeler’s subsidiaries is a party to a contract to construct a spent fuel processing facility for a U.S. government agency that will require the Company to obtain third-party project financing in excess of $100,000 and a performance bond in excess of $100,000 if the contract is not restructured or terminated. The Company has completed the first phase of this contract and is currently executing the second phase. Technical specification and detailed guidance from the U.S. government agency regarding U.S. government agency-directed changes to the project scope remain outstanding. Resolution of the outstanding issues will be required before the second phase of the contract can be completed. The third phase would begin with the purchase of long-lead time items and is expected to last two years. The contract requires the Company to fund the construction cost of the project during the third phase, which cost is estimated to be in excess of $100,000. The contract also requires the Company to provide a surety bond for the full amount of the cost. Management is currently pursuing its alternatives with respect to this project and has engaged in discussions with the government about restructuring and termination alternatives. If the Company cannot successfully restructure the contract, and if the Company cannot obtain third-party financing or the required surety bond, the Company’s ability to perform its obligations under the contract is unlikely. If the company fails to perform its obligations under the contract, and as a result the government agency terminates the contract, and thereafter the government re-bids the contract under its exact terms and the resulting cost is greater than it would have been under the existing terms with the Company, the government may seek to hold the Company liable for this difference. This could result in a claim against the Company in amounts that could be materially adverse to the Company’s financial condition, results of operations and cash flow. At this stage, no claims have been raised by the government against the Company, and the Company does not believe a claim is probable. Additionally, the Company believes that it has a variety of potential legal defenses should the government agency decide to pursue any such action.

2005 Liquidity

Maintaining adequate domestic liquidity continues to be a management priority in 2005. The Company normally repatriates cash from its foreign operations and expects to continue to need to repatriate cash from its foreign operations in the future. In addition, in the first quarter of 2005, the Company entered into a new 5-year Senior Credit Agreement that replaces its prior Senior Credit Facility. This new facility is available to issue letters of credit for up to $250,000 and provides a revolving line of credit of up to $75,000. The sum of the letters of credit issued under the facility and the utilization under the revolving line of credit cannot exceed $250,000. Management forecasts that sufficient cash will be available to fund the Company’s U.S. and foreign working capital needs—See “Liquidity and Capital Resources” for additional details. As with any forecast, there can be no assurance that the cash amounts realized and/or timing of the cash flows will match the Company’s forecast.

Results of Operations:

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Operating revenues	$2,661,300	$3,723,800	$3,519,200
Net loss	(285,300)	(157,100)	(525,200)
Basic and diluted loss per share	$(57.84)	$(76.53)	$(256.47)

Back to Contents

The financial results for the years ended December 31, 2004, December 26, 2003, and December 27, 2002 contain net pretax charges of $184,700, $152,500 and $511,400, respectively. Details of the charges are identified below to provide a comprehensive understanding of the financial results.

	For the Year Ended December 31, 2004

	E&C	Global Power	C&F	Total

1) Change in accounting for goodwill	$—	$—	$—	$—
2) Gains/(losses) recognized on/or in anticipation of sale of assets	15,900	—	—	15,900
3) Reevaluation of project claim estimates	—	—	—	—
4) Reevaluation of contract cost estimates	98,700	(40,700)	—	58,000
5) Gains/(losses) related to asbestos	—	—	(60,600)	(60,600)
6) Provision for domestic plant impairment	—	—	—	—
7) Restructuring and credit agreement costs	—	—	(17,200)	(17,200)
8) Equity-for-debt exchange charge	—	—	(175,100)	(175,100)
9) Severance costs	(2,900)	(1,900)	(900)	(5,700)

Total	$111,700	$(42,600)	$(253,800)	$(184,700)

	For the Year Ended December 26, 2003

	E&C	Global Power	C&F	Total

1) Change in accounting for goodwill	$—	$—	$—	$—
2) Gains/(losses) recognized on/or in anticipation of sale of assets	16,700	4,300	(15,100)	5,900
3) Reevaluation of project claim estimates	(900)	2,400	—	1,500
4) Reevaluation of contract cost estimates	(33,000)	700	—	(32,300)
5) Gains/(losses) related to asbestos	—	—	(68,100)	(68,100)
6) Provision for domestic plant impairment	—	—	—	—
7) Restructuring and credit agreement costs	(1,000)	—	(42,600)	(43,600)
8) Equity-for-debt exchange charge	—	—	—	—
9) Severance costs	(6,600)	(6,700)	(2,600)	(15,900)

Total	$(24,800)	$700	$(128,400)	$(152,500)

	For the Year Ended December 27, 2002

	E&C	Global Power	C&F	Total

1) Change in accounting for goodwill	$(48,700)	$(101,800)	$—	$(150,500)
2) Gains/(losses) recognized on/or in anticipation of sale of assets	—	(54,500)	—	(54,500)
3) Reevaluation of project claim estimates	(86,800)	(40,800)	(8,600)	(136,200)
4) Reevaluation of contract cost estimates	(34,850)	(45,650)	—	(80,500)
5) Gains/(losses) related to asbestos	—	—	(26,200)	(26,200)
6) Provision for domestic plant impairment	—	(18,700)	—	(18,700)
7) Restructuring and credit agreement costs	—	—	(37,100)	(37,100)
8) Equity-for-debt exchange charge	—	—	—	—
9) Severance costs	(500)	(4,300)	(2,900)	(7,700)

Total	$(170,850)	$(265,750)	$(74,800)	$(511,400)

(1)
The Company’s implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” in 2002 resulted in the impairment of goodwill in the E&C Group on Foster Wheeler Environmental Corporation of $(48,700), and in the Global Power Group on the Camden waste-to-energy facility of $(24,800) and the North American power operations of $(77,000), for a total of $(101,800). Refer to Note 2 of the consolidated financial statements for a discussion of the requirements of SFAS No. 142.

(2)
In 2004, the Company sold minority equity interests in special-purpose companies established to develop power plant projects in Europe. The Company recorded an aggregate gain on the sales of $19,200 in the E&C Group, which was recorded in other income. In addition, the Company entered into an agreement to sell 10% of its equity interest in a waste-to-energy project in Italy in 2004. The Company recorded a loss

Back to Contents

on the sale of $(3,300) in the E&C Group in other income. In 2003, the Company recorded a $(15,100) impairment loss in the C&F Group in other deductions on the anticipated sale of a domestic corporate office building that was sold in 2004. Also in 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, resulting in a net gain of $16,700 recorded in the E&C Group in other income, and the Global Power Group recorded a gain of $4,300 on the sale of the Hudson Falls, New York waste-to-energy plant, which was also recorded in other income. In 2002, a charge of $(19,000) was recorded in the Global Power Group in other deductions on the anticipated sale of the Charleston, South Carolina waste-to-energy facility; the sale of this facility was completed in the fourth quarter of 2002. Also in 2002, a loss of $(35,500) was recognized in the Global Power Group in other deductions on the anticipated sale of the Hudson Falls waste-to-energy facility that was sold in October 2003.

(3)
In 2003, the E&C Group recorded a net charge of $(2,100) on the settlement of claims retained from the sale of assets of Foster Wheeler Environmental Corporation and a net gain on other sales of $1,200, resulting in a net charge of $(900). The Global Power Group had a recovery on a North American contract of $2,400 in 2003. In 2002, the Company reduced its estimates of claim recoveries to reflect recent adverse recovery experience due to management’s desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. These charges were reflected in the cost of operating revenues: $(86,800) in the E&C Group, $(40,800) in the Global Power Group and $(8,600) in the C&F Group. These charges include claims write-downs and the establishment of a provision for probable liquidated damages.

(4)
In 2004, the E&C businesses experienced positive changes in contract cost estimates of $98,700 due primarily to project performance. During 2004, the Global Power Group’s North American Power businesses earned several project incentive bonuses, experienced better than estimated execution on two large domestic projects and successfully negotiated the elimination of all warranty risk on another major project. The North American Power business contracts experienced a positive change in contract profit estimates of $30,800, while the European Power business, driven primarily from problems on three lump-sum turnkey power projects in Europe, experienced a net negative change in contract profit estimates of $(71,500). In 2003, the E&C Group recorded contingencies relating to Foster Wheeler Environmental Corporation contracts retained in the amount of $(32,900) and on three other contracts resulting in a net write-down of $(100). The Global Power Group had a net gain of $700 on six contracts. In 2002, charges for revisions to project cost estimates and related receivable reserves totaled $(34,850) in the E&C Group and $(45,650) in the Global Power Group. All of the above amounts were reflected in the cost of operating revenue.

(5)
In 2004, the Company recorded a charge of $(75,800) on the revaluation of asbestos insurance assets as a result of an adverse court decision in asbestos coverage allocation litigation, as discussed in the risk factor entitled “The amount and timing of insurance recoveries of the Company’s asbestos-related costs in the United States is uncertain. The failure to obtain insurance recoveries would cause a material adverse effect on the Company’s financial condition.” The charge was recorded in the C&F Group in other deductions. In addition, in 2004, the Company entered into settlement and release agreements that resolve coverage litigation with certain asbestos insurance carriers. The Company recorded an aggregate gain on the settlements of $15,200 in 2004 in the C&F Group. The gain on the settlements was recorded in other deductions. The Company recorded charges related to increases in the valuation allowance for insurance claims receivable of $(68,100) and $(26,200) for the fiscal years 2003 and 2002, respectively, in the C&F Group. These charges were recorded in other deductions. The 2003 non-cash asbestos charge was due to the Company receiving a somewhat larger number of claims in 2003 than had been expected, which resulted in an increase in the projected liability related to asbestos. In addition, the size of the Company’s insurance assets was reduced due to the insolvency of a significant carrier in 2003. The 2002 charge was recorded due to the allocation of future costs to an insurer who became insolvent.

(6)
In 2002, a provision for impairment was recorded in cost of operating revenues of $(13,400) relating to the write-down of fixed assets, and in other deductions of $(5,300) for the Dansville, New York manufacturing facility under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These charges were recorded in the Global Power Group. Cash outflows related to the ultimate mothballing of the facility were approximately $3,300 in 2003.

Back to Contents

(7)
Cost for restructuring activities and credit agreement costs were recorded in other deductions for $(17,200), $(43,600) and $(37,100) for the fiscal years 2004, 2003 and 2002, respectively. The costs were recorded in the C&F Group, except for $(1,000) of costs, which were recorded in the E&C Group in 2003.

(8)
The Company recorded a net charge of $(175,100) on the consummation of the equity-for-debt exchange in 2004, as described in Note 7 to the consolidated financial statements. The charge was recorded in the C&F Group.

(9)
The 2004 severance costs were recorded in cost of operating revenues for the E&C Group ($2,900) and the Global Power Group ($1,900) and selling, general and administrative expenses for the C&F Group ($900). The 2003 severance costs were recorded in cost of operating revenues for the E&C Group ($6,600) and the Global Power Group ($6,700) and selling, general and administrative expenses for the C&F Group ($2,600). The 2002 severance costs were recorded in cost of operating revenues for the E&C Group ($500), selling, general and administrative expenses for the Global Power Group ($4,300) and other deductions for the C&F Group ($2,900).

Consolidated Operating Revenues:

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Amount	$2,661,300	$3,723,800	$3,519,200
$ Change	(1,062,500)	204,600
% Change	(28.5)%	5.8%

The 2004 decline reflects reduced revenues in both the E&C Group ($610,500) and the Global Power Group ($447,500) (see Note 20 to the consolidated financial statements) and reflects, in general, reduced volumes of new orders received during the last three years. Revenues in 2003 included approximately $400,000 of E&C reimbursable flow-through costs that result in no profit or loss for the Company from a U.K. power project, a U.S. refinery project and a sulfur reduction project in Spain that were not repeated in 2004. The decline in Global Power occurred in both the North American and European Power operations where several large power projects were substantially completed in 2003 and early 2004. These type projects were not replaced in 2004.

In March 2003, substantially all the assets of Foster Wheeler Environmental Corporation were sold to a third-party. Two legacy projects remained with the Company but the sale resulted in reduced consolidated operating revenues. The operating revenues from this entity for 2004, 2003 and 2002 were $22,800, $68,100 and $303,700, respectively.

See the individual group discussions for additional details on operating revenues.

Consolidated Cost of Operating Revenues:

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Amount	$2,382,000	$3,435,700	$3,426,900
$ Change	(1,053,700)	8,800
% Change	(30.7)%	0.3%

The 2004 decline reflects a lower cost of operating revenues in E&C ($687,900) and Global Power ($361,500) and relates primarily to reduced volumes of contract activity which resulted from reduced volumes of new orders received in 2003 and 2004. 2003 cost of operating revenues included approximately $400,000 of E&C flow-through costs from a U.K. power project, a U.S. refinery project and a sulfur reduction project in Spain that were not repeated in 2004. The decline in Global Power occurred in both the North American and European Power operations where several large power projects were substantially completed in 2003 and were not replaced in 2004. The 2004 amount includes profit reversals and losses totaling $74,800 on the three large European Power LSTK contracts.

Back to Contents

Consolidated Selling, General, and Administrative (SG&A) Expenses:

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Amount	$229,000	$205,600	$226,500
$ Change	23,400	(20,900)
% Change	11.4%	(9.2)%

The 2004 increase primarily reflects $8,500 of increased sales pursuit costs (proposal and sales expenses), third-party costs associated with implementing and auditing the Company’s Sarbanes-Oxley initiatives $8,200, and $8,200 from an employee retention program in Global Power’s North America unit and C&F’s corporate staff. The employee retention program is payable after March 31, 2005.

The decline in 2003 largely reflects the sale of certain assets of Foster Wheeler Environmental Corporation in March 2003. The decline also reflects the impact of the cost reduction initiatives implemented under a performance improvement intervention plan.

Consolidated Other Income:

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Amount	$88,400	$77,500	$55,400
$ Change	10,900	22,100
% Change	14.1%	39.9%

2004 other income consists primarily of $8,800 of interest income, $34,200 in pretax equity earnings generated from investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, $15,900 in net gains on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe and a minority interest in a waste-to-energy project in Italy, a $8,600 gain recognized at the Camden, New Jersey waste-to-energy facility due to the State of New Jersey’s payment on the project’s debt, $1,400 of investment income earned by the Company’s captive insurance company, and $4,500 in gains on dispute settlements.

2003 other income consists primarily of $10,100 of interest income, $29,400 in pretax equity earnings generated from investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, $20,900 in gains on the sale of the majority assets of the domestic environmental business and the Hudson Falls, New York waste-to-energy project, $2,300 of investment income earned by the Company’s captive insurance company, and a $3,900 gain recognized at the Camden, New Jersey waste-to-energy facility due to the State of New Jersey’s payment on the project’s debt.

2002 other income consists primarily of $12,300 of interest income, $24,400 in pretax equity earnings generated from investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, $4,200 of investment income earned by the Company’s captive insurance company, $6,400 of exchange gains and a $3,300 gain on the sale of investments.

Consolidated Other Deductions:

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Amount	$96,400	$168,500	$193,200
$ Change	(72,100)	(24,700)
% Change	(42.8)%	(12.8)%

Other deductions is dominated by asbestos-related charges and professional fees incurred as part of the Company’s restructuring activities associated with the equity-for-debt exchange offer and domestic credit

Back to Contents

agreements. The 2004 amount consists primarily of a net charge of $60,600 related to the reduction of the asbestos-related insurance receivable and $17,200 for professional fees and expenses for restructuring activities and the domestic U.S. credit agreements. The asbestos charge nets a reduction in the asbestos insurance receivable of $75,800 recorded in the fourth quarter of 2004 that resulted when a New York State court ruled that New York law, rather than New Jersey law, will apply in litigation among the Company and several of its asbestos insurance carriers, and $15,200 in gains from increased asbestos insurance receivables recorded throughout the year on settlements with other insurance companies. Operating unit related expenses include $3,700 for the amortization of intangible assets and $2,600 relating to new government-mandated postretirement benefits in France.

Other deductions in 2003 included a $68,100 reduction in the asbestos-related insurance receivable for potentially uncollectible and insolvent insurance companies, $31,900 in professional services rendered in relation to the equity-for-debt exchange offer and the domestic credit agreement, $11,700 in professional services rendered as part of the Company’s performance intervention activities, a $15,100 provision for a loss on the anticipated sale of a domestic corporate office building that was sold in 2004, $3,700 in amortization expense of intangible assets, $5,300 in exchange losses, $4,900 in European legal expenses associated with contract disputes, $5,900 in allowance for doubtful accounts, and $1,000 in fees and expenses associated with a credit facility at the Company’s U.K. operating unit.

Other deductions in 2002 included a $26,200 reduction in the asbestos-related insurance receivable for potentially uncollectible and insolvent insurance companies, a $54,500 loss in anticipation of the sales of the Charleston, South Carolina and Hudson Falls, New York waste-to-energy facilities sold in 2002 and 2003, respectively, a $5,300 charge relating to the closure and mothballing of the Dansville, New York manufacturing facility, $19,300 for professional fees and expenses associated with the equity-for-debt exchange offer, $17,800 for professional services relating to the Company’s performance intervention activities, $18,000 in legal fees and commercial dispute settlements, $8,400 in increased pension and postretirement benefit costs, $10,400 in allowance for doubtful accounts, $3,500 in amortization expense of intangible assets and $6,500 of bank fees.

Consolidated Interest Expense:

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Amount	$94,600	$95,500	$83,000
$ Change	(900)	12,500
% Change	(0.9)%	15.1%

The 2004 interest expense reflects increased interest costs and the amortization of fees associated with the previous Senior Credit Facility, offset by the reduction in outstanding debt resulting from completion of the equity-for-debt exchange at the end of the third quarter of 2004.

The increase in interest expense in 2003 reflects increased borrowing costs associated with the previous Senior Credit Facility and the amortization of fees associated with this agreement and subsequent amendments.

Consolidated Minority Interest:

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Amount	$4,900	$5,700	$5,000
$ Change	(800)	700
% Change	(14.0)%	14.0%

Minority interest reflects third-party ownership interests in Global Power’s Martinez, California gas-fired cogeneration facility, and manufacturing facilities in Poland and the People’s Republic of China.

Back to Contents

Consolidated Loss on Equity-for-Debt Exchange:

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Amount	$175,100	$—	$—
$ Change	175,100	—
% Change	100.0%	—

The loss on equity-for-debt exchange results from conversion expense of $202,600 recorded on the Subordinated Convertible Notes, transaction fees of $11,200 and the write-off of unamortized issuance costs of $9,600, partially offset by a net gain of $48,300 on the exchange of 2005 Senior Notes, Trust Preferred Securities and Robbins Bonds.

Consolidated Tax Provision:

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Amount	$53,100	$47,400	$14,700
$ Change	5,700	32,700
% Change	12.0%	222.4%

The consolidated tax provision results from the fact that certain of the Company’s operating units in Europe and Asia are profitable and are liable for local income taxes. Additionally, taxes may be due in countries where the Company’s operating units execute project related works. The pretax earnings of the international operations cannot be offset against entities generating losses in the United States and certain other international jurisdictions. The provisions of SFAS No. 109, “Accounting for Income Taxes,” prohibit the Company from recording domestic and certain foreign tax benefits due to the cumulative losses incurred domestically and in certain international tax jurisdictions in the three years ended December 31, 2004. Accordingly, the tax provision represents primarily taxes from profits generated in Europe and Asia that cannot be used to reduce losses incurred in other tax jurisdictions.

For statutory purposes, the majority of the domestic federal tax benefits, against which reserves have been taken, do not expire until 2024 and beyond, based on current tax laws. As a result of the recently consummated exchange offer discussed in Note 7 to the consolidated financial statements, the Company was subject to substantial limitations on the use of pre-exchange period losses and credits to offset U.S. federal taxable income in any post-exchange period. The Company has significantly reduced its deferred tax assets and the corresponding valuation allowance to give effect to such limitation. At the end of 2004, the Company has $25,800 of remaining domestic deferred tax assets with full valuation allowance for tax credits related to the pre-exchange period and $13,200 of post-exchange net operating loss carryforwards with full valuation allowance reflected on its consolidated financial statements. The net impact of the adjustments on the current year financial statements was not material.

Cumulative Effect of a Change in Accounting Principle for Goodwill—Net of $0 Tax:

Each year, the Company and its subsidiaries evaluate goodwill for potential impairment, as prescribed by SFAS No. 142. The Company tests for impairment at the reporting unit level as defined in SFAS No. 142, “Goodwill and Other Intangible Assets.” This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each year, the Company evaluates goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the

Back to Contents

goodwill. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In 2004 and 2003, the evaluation indicated that no adjustment to the carrying value of goodwill was required.

In 2002, after completion of the goodwill impairment test, a charge of $150,500 was recorded. The E&C Group recorded $48,700 of the charge related to Foster Wheeler Environmental Corporation, and the Global Power Group recorded $77,000 of the charge related to its North American power operations and $24,800 of the charge related to the Camden waste-to-energy facility.

Consolidated Net Loss:

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Amount	$(285,300)	$(157,100)	$(525,200)
$ Change	(128,200)	368,100
% Change	(81.6)%	70.1%

The pre and after tax losses for 2004 were comprised primarily of four items: (i) a $175,100 charge relating to the equity-for-debt exchange offer completed at the end of the third quarter; (ii) a $60,600 net charge for the revaluation of the Company’s asbestos insurance assets; (iii) profit reversals and losses totaling $74,800 on three major LSTK power generation projects located in Europe, and (iv) $17,200 in professional fees and expenses relating to the equity-for-debt restructuring and performance intervention efforts. Additional details of the net loss are included in the chart appearing at the beginning of Item 7 and in the E&C and Global Power discussions below.

The net loss for 2003 and 2002 were due primarily to the pretax charges detailed in the chart appearing at the beginning of this Item 7.

Consolidated EBITDA:

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Amount	$(104,800)	$21,400	$(219,200)
$ Change	(126,200)	240,600
% Change	(589.7)%	109.8%

The decrease in 2004 EBITDA reflects the $175,100 charge from the equity-for-debt exchange offer (see Note 7 to the consolidated financial statements for additional details), partially offset by the reduction in other deductions described above. Asbestos-related charges included in 2004, 2003 and 2002 EBITDA were $60,600, $68,100 and $26,200, respectively.

EBITDA is a supplemental, non-generally accepted accounting principle (“GAAP”) financial measure. EBITDA is defined as earnings/(loss) before taxes (and before goodwill charges), interest expense, depreciation and amortization. The Company has presented EBITDA because it believes it is an important supplemental measure of operating performance. EBITDA, was also used as a measure, after adjustment for unusual and infrequent items specifically excluded in the terms of the previous Senior Credit Facility, and is used for certain covenants under the new Senior Credit Agreement. The Company believes that the line item on its consolidated statement of operations and comprehensive loss entitled “net loss” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net loss as an indicator of operating performance. EBITDA, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of the Company’s ability to fund its cash needs. As EBITDA excludes certain financial information compared with net loss, the most

Back to Contents

directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions which are excluded. The Company’s non-GAAP performance measure, EBITDA, has certain material limitations as follows:

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

Back to Contents

A reconciliation of EBITDA, a non-GAAP financial measure, to net loss, a GAAP measure, is shown below.

	Total	Engineering and Construction	Global Power Group	Corporate and Financial Services

For the Year Ended December 31, 2004
Third party revenues	$2,661,300	$1,658,200	$1,002,600	$500
Intercompany revenues	—	3,400	2,300	(5,700)

Operating revenues	$2,661,300	$1,661,600	$1,004,900	$(5,200)

EBITDA	$(104,800)	$135,700	$80,700	$(321,200)

Less: Interest expense	(94,600)
Less: Depreciation and amortization	(32,800)

Loss before income taxes	(232,200)
Tax provision	(53,100)

Net loss	$(285,300)

For the Year Ended December 26, 2003
Third party revenues	$3,723,800	$2,271,200	$1,452,900	$(300)
Intercompany revenues	—	900	(600)	(300)

Operating revenues	$3,723,800	$2,272,100	$1,452,300	$(600)

EBITDA	21,400	$68,700	$137,800	$(185,100)

Less: Interest expense	(95,500)
Less: Depreciation and amortization	(35,600)

Loss before income taxes	(109,700)
Tax provision	(47,400)

Net loss	$(157,100)

For the Year Ended December 27, 2002
Third party revenues	$3,519,200	$1,974,300	$1,545,700	$(800)
Intercompany revenue	—	1,200	27,700	(28,900)

Operating revenues	$3,519,200	$1,975,500	$1,573,400	$(29,700)

EBITDA	$(219,200)	$(35,600)	$(29,800)	$(153,800)

Less: Interest expense	(83,000)
Less: Depreciation and amortization	(57,800)

Loss before income taxes and cumulative effect of a change in accounting principle for goodwill	(360,000)
Tax provision	(14,700)

Net loss prior to cumulative effect of a change in accounting principle for goodwill	(374,700)
Cumulative effect on prior years of a change in accounting principle for goodwill	(150,500)

Net loss	$(525,200)

Additional segment information is detailed in Note 20 to the consolidated financial statements.

Back to Contents

Reportable Segments

Management uses several financial metrics to measure the performance of the Company’s business segments. EBITDA, as discussed and defined above, is the primary earnings measure used by the Company’s chief decision makers.

Engineering and Construction Group

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Operating revenues	$1,661,600	$2,272,100	$1,975,500
Change from prior year $	(610,500)	296,600
Change from prior year %	(26.9)%	15.0%
EBITDA	$135,700	$68,700	$ (35,600)
Change from prior year $	67,000	104,300
Change from prior year %	97.5%	293.0%

Results

The 2004 decrease in operating revenues includes $400,000 in reduced volumes of reimbursable and flow-through costs associated with a large power project in the U.K., a refinery project in the United States and a sulfur reduction project in Spain that were not repeated in 2004. The decline also reflects reduced levels of man-hour bookings in 2003 and early 2004 that translate into approximately $75,000 in reduced billings.

Operating revenues were impacted by the sale of substantially all of the Foster Wheeler Environmental Corporation assets in March 2003. Operating revenues related to Foster Wheeler Environmental Corporation for 2004, 2003 and 2002 were $22,800, $68,100 and $303,700, respectively.

Operating revenues for 2003 excluding Foster Wheeler Environmental Corporation increased $532,200 and is attributable to the Group’s Continental Europe and United Kingdom operating units, partially offset by a decline in the U.S. operations. The Group’s subsidiaries executed several major projects in Europe, the Middle East and Asia-Pacific.

The increase in 2004 EBITDA reflects primarily strong performance at the E&C Group’s European and Asian operations. Two major power projects and an environmental project were completed in Europe at costs below budget. Additionally, an aggregate pretax gain of $15,900 was recorded on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe and a portion of minority equity interest in an existing waste-to-energy project in Italy.

In addition, the decrease in the charges outlined at the beginning of this Item 7 also accounts for the increase in EBITDA for 2004.

Overview of Segment

Global economic growth was strong in 2004 and, although slowing from that peak, is expected to remain positive in 2005. This has led to strong growth in demand for oil and gas, petrochemicals and refined products, in turn stimulating an increase in investment in new and expanded plants.

Both oil and gas prices have been at high levels for a prolonged period and this is expected to lead to higher levels of investment in oil and gas production facilities during 2005. The Company anticipates that spending will likely increase in most regions particularly West Africa, the Middle East, Russia and the Caspian states. Rising demand for natural gas in Europe and the U.S. combined with a shortfall in indigenous production is acting as a stimulant to the LNG business. The Company expects that investment will continue in 2005 for both liquefaction plants and receiving terminals. At least one new gas-to-liquids plant is expected to proceed in Qatar during 2005.

Back to Contents

The Company believes that the cycle of investment at U.S. and European refineries to meet the demands of clean fuels legislation has now wound down. However, refineries in the Middle East and Asia are now embarking on similar programs. In addition the ongoing market shift towards transportation fuels, combined with the current wide price differential between heavier higher-sulphur crudes and lighter sweeter crudes is expected to lead to refinery investment in upgrading projects in Europe and the U.S., some of which will be authorized in 2005.

Investment in petrochemical plants rose sharply in 2004 in response to strong economic growth and this is expected to be sustained in 2005. The Company believes this will continue to be centered in the Middle East but an upturn is likely in South East Asia.

Although the pharmaceutical industry continues to grow rapidly, investment in new production facilities is expected to slow in 2005 as the industry deals with issues of cost pressure and increased regulation. Investment is expected to be focused on plant upgrading and improvement projects rather than major new production facilities.

The overall result of all the market factors described above is that the market for engineering and construction companies looks positive for 2005.

Global Power Group

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Operating revenues	$1,004,900	$1,452,300	$1,573,400
Change from prior year $	(447,400)	(121,100)
Change from prior year %	(30.8)%	(7.7)%
EBITDA	$80,700	$137,800	$(29,800)
Change from prior year $	(57,100)	167,600
Change from prior year %	(41.4)%	562.4%

Results

The decrease in operating revenues in 2004 primarily reflects the Company’s North American and European units’ execution and completion of several major projects that were not replaced during 2004. The decline in 2004 EBITDA was driven by $74,800 in profit reversals and losses on three lump-sum turnkey contracts for complete power plants in Ireland, Estonia and Germany. The poor performance in European Power offset strong performance in North America where incentive bonuses and cost under-runs on three large projects drove earnings. The execution phase of the three European Power projects is now substantially complete. However, the projects remain subject to final closeout and completion of the respective warranty periods. The impact of the charges from these contracts and others relating to the change in EBITDA are outlined at the beginning of this Item 7. The project in Ireland has a number of claims that have not been substantiated or settled. The financial statements reflect management’s best estimate of settlement costs for currently known claims and costs to complete the project and cover its warranty period. However, the close out of the project costs may change which management estimates could range from a $5,000 improvement to a $15,000 deterioration.

Overview of Segment

Management anticipates several general global market forces to have a positive influence on its power business. Expected key market drivers include worldwide economic growth, rising natural gas pricing, an aging world boiler fleet, and tightening environmental regulations. The Company expects that coal will take an increasing share of the new power growth.

In the United States, Germany, Japan and Australia, management believes moderate to strong economic growth, natural gas supply concerns, high historic coal dependency and tightening environmental regulations will translate into increased demand for new clean coal boilers for the utility power sector. High growth

Back to Contents

developing countries, such as China, India, South Korea, Taiwan and Indonesia, with high coal dependencies, low coal qualities and increasing awareness of environmental concerns, are expected to drive demand for CFB boilers in the region. The Company expects China to lead the demand for new coal power at between 15 to 20 gigawatts of electricity (“GWe”) per year. In countries such as Poland, Czech Republic and Russia, the Company expects the combination of low to moderate economic growth, high coal dependency, and antiquated boiler fleets, to drive demand for CFB boiler repowerings due to the region’s low coal quality and increasing environmental awareness.

In the industrial sector, the Company expects manufacturers and producers to seek alternative lower cost methods of meeting their power needs in regions where rising gas prices are forecast (e.g., United States and Western Europe). The Company believes CFB technology is well positioned to offer substantial value to this market due to its ability to convert a wide array of opportunity industrial fuels to power or steam. It is expected that this will translate into an additional two to four GWe per year of CFB demand for the United States and Western Europe. The Company believes China also represents a significant industrial market however, centered mainly on their growing petrochemical industry which could have a demand exceeding five GWe per year. Finally, environmental policies across all world regions leads the Company to expect continued growth for biomass energy, which is another growing market best served by the Company’s CFB technology.

The Company believes the major markets for the boiler service business are in countries with the largest installed boiler fleets experiencing economic growth and the need to upgrade the units to today’s environmental and reliability standards. These markets include the United States, China, Germany, Japan, Australia and Poland.

Management estimates the United States boiler service market to be at $2,000,000-$2,500,000 per year for boiler maintenance and construction activities which could grow to over $8,000,000 per year when anticipated environmental upgrades occur driven by pending regulation. The service business is largely allocated on among the original equipment manufacturers and in the future will be largely driven by being able to utilize cost efficient manufacturing and engineering networks.

Liquidity and Capital Resources

Management closely monitors liquidity and updates its U.S. liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, working capital needs and unused credit line availability. The Company’s cash flow forecasts continue to indicate that sufficient cash will be available to fund the Company’s working capital needs throughout 2005.

As of December 31, 2004, the Company had cash and cash equivalents on hand, short-term investments, and restricted cash totaling $390,200, compared to $430,200 as of December 26, 2003. Of the $390,200 total at December 31, 2004, approximately $319,600 was held by foreign subsidiaries. See Note 2 to the consolidated financial statements for additional details on cash and restricted cash balances.

The Company’s operations used cash of $30,900 during 2004 compared to $62,100 during 2003. The decrease in cash used by operations is due primarily to the cash generated from a domestic U.S. environmental project and from the Italian operations of the E&C Group, partially offset by costs associated with three lump-sum turnkey power projects in the Global Power Group’s operations in Europe and the C&F Group’s costs associated with the equity-for-debt exchange.

The Company’s domestic operating entities are cash flow positive. However they do not generate sufficient cash flow to cover the costs related to the Company’s indebtedness, obligations to fund U.S. pension plans and corporate overhead expenses. Consequently, the Company requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs and to service its debt. The Company’s 2005 forecast assumes total cash repatriation from its non-U.S. subsidiaries of approximately $107,000 from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends. In 2004 and 2003, the Company repatriated approximately $77,000 and $100,000, respectively, from its non-U.S. subsidiaries.

Back to Contents

There can be no assurance that the forecasted foreign cash repatriation will occur on a timely basis or at all, as the non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of the Company’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. The repatriation of funds may also subject those funds to taxation. As a result of these factors, the Company may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries in the amount forecasted above.

Commercial operations under a domestic contract retained by the Company in connection with the sales of assets of the Foster Wheeler Environmental Corporation, as described further in Note 21 to the consolidated financial statements, commenced in January 2004. The plant processes low-level nuclear waste for the U.S. Department of Energy (“DOE”). The Company funded the plant’s construction costs and operates the facility. The majority of the Company’s invested capital was recovered during the early stages of processing the first stream of waste materials. This project successfully processed all quantities of the first waste stream of materials ahead of schedule and is currently finalizing the processing line for the second waste stream. In 2004, the project generated net cash flow of approximately $53,300. An additional $17,800 of capital recovery is dependent on the initial processing of the second waste stream of materials. This capital recovery is expected in 2005.

The Company’s working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of the Company’s contracts. Working capital in the E&C Group tends to rise as workload increases while working capital tends to decrease in Global Power when the workload increases.

During 2004, the E&C Group’s Italian business unit sold minority equity interests in special-purpose companies established to develop power plant projects in Europe. The Company’s share of the proceeds from the sales, prior to repaying any borrowings as required per the previous Senior Credit Facility, approximated $19,200 in 2004. While the sales of the minority equity interests are recorded as one-time gains in 2004, the business in Italy has historically developed and sold such project rights, and is continuing to actively develop other project rights that could be offered for sale in the future. One of the sales was executed through a joint venture and the Company does not have immediate access to the funds. Management forecasts that part of the sales proceeds will be distributed to the joint venture owners in the first half of 2005.

In 2004, the Company settled several domestic contract disputes and was required to pay portions of settlements finalized in 2003. Net settlement proceeds of $8,400 were collected by the Company in 2004. During 2003, the Company collected approximately $39,000 in net proceeds from domestic contract dispute settlements.

Throughout 2003 and 2004, the Company’s subsidiaries entered into several settlement and release agreements that resolved coverage litigation between them and certain asbestos insurance companies. The majority of the proceeds from these settlements has been or will be deposited in trusts for use by the subsidiaries for future asbestos defense and indemnity costs. The Company projects that it will not be required to fund any asbestos liabilities from its cash flow before 2010, although it may be required to fund a portion of such liabilities from its own cash thereafter. In addition, the Company continues to evaluate whether the decision of a New York trial court to apply New York, rather than New Jersey, law in insurance coverage litigation brought against it will have any additional impact on the calculation of its insurance asset, its cash flow requirements, or both. This forecast assumes that the Company will be able to successfully resolve certain outstanding insurance coverage issues. This forecast also assumes that the proposed asbestos trust fund legislation as currently being discussed in Washington D.C. will not become law. See risk factor entitled “Proposed national asbestos trust fund legislation could require the Company to pay amounts in excess of current estimates of its net asbestos liability which would adversely affect the Company’s liquidity and financial condition” for further information.

Capital expenditures in 2004, 2003 and 2002, were $9,600, $12,900 and $53,400, respectively. The investments were primarily related to information technology equipment and office equipment. In 2002,

Back to Contents

investments also included the buyout of an operating lease financing agreement on a corporate office building in New Jersey of approximately $33,000, approximately $4,700 of routine capital expenditures at the Company’s build, own and operate plants and $15,700 of other capital expenditures worldwide.

The Company retained a long-term contract with a government agency in connection with the Foster Wheeler Environmental Corporation sale. The contract is scheduled to be completed in four phases. The first phase was for the initial design, permitting and licensing of a spent fuel facility. The first phase of this project was profitable.

The second phase of the contract, which is currently being executed, is billed on a cost-plus-fee basis and was expected to conclude in 2004. In this phase, the Company must license the facility with the NRC, respond to any questions regarding the initial design included in phase one and complete final design. Technical specification and detailed guidance from the government agency regarding government agency-directed changes to the project scope remain outstanding. Resolution of the outstanding issues will be required before the second phase of the contract can be completed.

Phase three is for the construction, start-up and testing of the facility for a fixed contractual price of $114,000, subject to escalation. The actual commencement of this phase will be delayed as a result of the significant delay in the issuance of the NRC license for the facility which was received on November 30, 2004. This delay will also result in substantial additional facility costs. The third phase would begin with the purchase of long-lead items followed by the construction activities. Construction is expected to last two years and requires that a subsidiary of the Company fund the construction cost. Foster Wheeler USA Corporation, the parent company of Foster Wheeler Environmental Corporation, provided a performance guarantee on the project. In addition, a surety bond for the full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years. The Company and the government agency have engaged in discussions about possibly restructuring or terminating subsequent phases of the contract. If the project were to proceed, the Company intends to seek third-party financing to fund the majority of the construction costs, but there can be no assurance that the Company will secure such financing on acceptable terms, or at all. There also can be no assurance that the Company will be able to obtain the required surety bond. If the Company cannot successfully restructure the contract and cannot obtain third-party financing or the required surety bond, the Company’s ability to perform its obligations under the contract is unlikely. This could have a material adverse effect on the Company’s financial condition, results of operations, and cash flow. No claims have been raised by the government agency against the Company. The ultimate potential liability to the Company would arise in the event that the government agency terminates the contract (for example, due to the Company’s inability to continue with the contract) and re-bids the contract under its exact terms and the resulting cost to the government agency is greater than it would have been under the existing terms with the Company. The Company does not believe a claim is probable and is unable to estimate the possible loss that could occur as a result of any claims. Additionally, the Company believes that it has a variety of potential legal defenses should the government agency decide to pursue any such action.

It is customary in the industries in which the Company operates to provide letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. The Company and its subsidiaries traditionally obtained letters of credit or bank guarantees from its banks, or performance bonds from a surety on an unsecured basis. Due to the Company’s financial condition and current credit ratings, as well as changes in the bank and surety markets, the Company and its subsidiaries are now required in certain circumstances to provide security to banks and the surety to obtain new letters of credit, bank guarantees and performance bonds. Certain of the Company’s European subsidiaries are required to cash collateralize their bonding requirements. (Refer to Note 2 to the consolidated financial statements.) If the Company is unable to provide sufficient collateral to secure the letters of credit, bank guarantees and performance bonds, its ability to enter into new contracts could be materially limited. Providing collateral increases working capital needs and limits the ability to repatriate funds from operating subsidiaries.

The Company maintains several defined benefit pension plans in its North American, United Kingdom, South African and Canadian operations. Funding requirements for these plans are dependent, in part, on the

Back to Contents

performance of global equity markets and the discount rates used to calculate the present value of the liability. The poor performance of the global equity markets during recent years and low interest rates significantly increased the funding requirements for these plans. The non-U.S. plans are funded from the local operating cash flows while funding for the U.S. plans is included within the U.S. working capital requirements. The U.S. pension plans are frozen and the United Kingdom’s plan is now closed to new entrants. The South African and Canadian plans are immaterial in size. The funding requirement for the U.S. plans will approximate $20,400 in 2005 and is projected to decline to zero by 2010. See Note 9 to the consolidated financial statements for additional information on pensions.

The Board of Directors of the Company discontinued the common stock dividend in July 2001. The Company was prohibited from paying dividends under its prior Senior Credit Facility and therefore, the Company paid no dividends on common shares during 2004. Additionally, the Company is currently prohibited from paying dividends under its new Senior Credit Agreement and, accordingly, does not expect to pay dividends on the common shares for the foreseeable future.

In September 2004, the Company consummated an equity-for-debt exchange in which it issued common shares, preferred shares, warrants to purchase common shares, and new senior notes due 2011 in exchange for certain of its outstanding debt and trust securities. The exchange offer reduced the Company’s existing debt (excluding a reduction in deferred accrued interest of $31,100) by $437,000, improved the Company’s shareholders’ deficit by $448,100, and is expected to reduce annual interest expense by approximately $28,000. After completing the exchange, the Company had outstanding debt obligations of approximately $570,100 as of December 31, 2004. The Company’s annual cash interest expense after reflecting the exchange offer approximates $49,300. (Refer to Notes 7 and 8 to the consolidated financial statements for further details of the exchange and information regarding the Company’s indebtedness.)

In connection with the equity-for-debt exchange, the Company prepaid the term loan and amounts outstanding under the revolving credit portion of the Senior Credit Facility. Accordingly, there were no borrowings outstanding under the Senior Credit Facility as of December 31, 2004. Letters of credit of $90,000 remained outstanding under the Senior Credit Facility as of December 31, 2004.

In March 2005, the Senior Credit Facility was replaced with a new 5-year $250,000 Senior Credit Agreement. The new Senior Credit Agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus a spread. Standby letters of credit issued under the new Senior Credit Agreement will carry a fixed price throughout the life of the facility. The Senior Credit Agreement is collateralized by the assets and/or the stock of certain of the Company’s domestic subsidiaries and certain of its foreign subsidiaries. The Company paid up-front fees to the lender of approximately $8,200 in conjunction with the execution of the Senior Credit Agreement. Such fees, paid predominately in the first quarter of 2005, have been deferred and will be amortized to expense over the life of the agreement.

The Company finalized a sale/leaseback arrangement for an office building at its corporate headquarters in the third quarter of 2002. Under this arrangement, the Company leases the facility for an initial non-cancelable period of 20 years. The long-term capital lease obligation of $45,300 as of December 31, 2004 is included in capital lease obligations in the accompanying consolidated balance sheet.

The new Senior Credit Agreement and the sale/leaseback arrangement have quarterly financial covenant compliance requirements. Management’s forecast indicates that the Company will be in compliance with the financial covenants throughout 2005. The forecast assumes a significant level of new contracts and improved performance on existing contracts. However, there can be no assurance that the Company will comply with the covenants. If the Company violates a covenant under the Senior Credit Agreement or the sale/leaseback arrangement, repayment of amounts outstanding under such agreements could be accelerated and the following borrowings outstanding could also be accelerated: the 2011 Senior Notes, the 2005 Senior Notes, the Convertible Subordinated Notes, the Trust Preferred Securities, the Subordinated Robbins Facility Exit Funding Obligations, and certain of the special-purpose project debt facilities. The total amount of Foster Wheeler Ltd. debt that could be accelerated is $463,600 as of December 31, 2004. The Company would not be able to repay amounts borrowed if the payment dates were accelerated.

Back to Contents

Holders of the Company’s new 2011 Senior Notes have a security interest in the stock, debt and assets of certain of Foster Wheeler Ltd.’s subsidiaries. The 2011 Senior Notes contain incurrence covenants that limit the Company’s ability to undertake certain actions including incurring debt, making certain payments and investments, granting liens, selling assets and entering into specific intercompany transactions, among others. Management monitors these covenants to ensure the Company remains in compliance with the indenture.

On January 26, 2004, subsidiaries in the U.K. entered into a two-year $45,000 revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. As of December 31, 2004, the facility remained undrawn. In December 2004, the U.K. subsidiaries gave notice voluntarily canceling the revolving credit facility effective January 24, 2005.

Global Power’s European Power subsidiary in Finland is a party to two Euro-denominated performance bond facilities with financial institutions that contain covenants. Obligations under both facilities are guaranteed by Foster Wheeler Ltd. The covenants include (i) a limitation on the amount of dividends to 75% of the subsidiary’s annual earnings and (ii) a requirement that the payment of dividends and certain restricted payments be subject to the subsidiary having minimum equity ratios, calculated as equity divided by total assets each as defined in the facilities. In addition, the facilities require the subsidiary to maintain a minimum equity ratio.

One of the performance bond facilities is dedicated to a specific project and, as of December 31, 2004, had performance bonds outstanding equivalent to approximately $24,500 (none of which has been drawn as of such date). Covenants under this facility are tested quarterly. The second facility is a general performance bond facility and, as of December 31, 2004, had performance bonds outstanding in favor of several clients equivalent to approximately $10,000 (none of which has been drawn).

As a result of operating losses at the foreign subsidiary in 2004, the equity of the Company’s subsidiary fell below the minimum equity ratios, breaching the covenants contained in the two performance bond facilities. On August 6, 2004 and August 9, 2004, the Company’s foreign subsidiary obtained waivers from the financial institutions providing the performance bond facilities.

The waiver for the project-specific performance bond facility requires that the foreign subsidiary make no dividends or other restricted payments, including intercompany loans, debt service on existing intercompany loans, royalties, and management fees, for as long as the foreign subsidiary’s equity remains below the minimum equity ratio levels so long as the performance bonds are outstanding. The Company’s subsidiary remained below the minimum equity ratio as of December 31, 2004. On March 15, 2005, the bond expired and the banks funded the client and the Company reimbursed the banks. The bond is therefore no longer outstanding. It is the intention of the Company to issue a letter of credit under the new Senior Credit Agreement and thus recover the cash from the client.

The waiver for the general performance bond facility is effective through March 31, 2005. As of that date, approximately $4,900 is forecasted to be outstanding under the facility. The Company has provided a standby letter of credit to back up the general performance bond facility and intends to do so until such facility can be permanently replaced or the last performance bond issued thereunder has expired. Therefore, the Company believes this matter will not have an adverse impact on its forecasted liquidity. The foreign subsidiary’s inability to pay dividends and restricted payments because of its failure to remain in compliance with the minimum equity ratio covenant is reflected in the Company’s liquidity forecasts.

Since January 15, 2002, the Company has exercised its right to defer payments on the Trust Preferred Securities. The aggregate liquidation amount of the Trust Preferred Securities at December 31, 2004 was $71,200 after completing the equity-for-debt exchange. The previous Senior Credit Facility required the Company to defer the payment of the dividends on the Trust Preferred Securities and, accordingly, no dividends were paid during 2004 or 2003. As of December 31, 2004, the amount of dividends deferred plus accrued interest approximates $23,500. The Company intends to continue to defer payment of the dividends on the Trust Preferred Securities until January 15, 2007—the full term allowed by the underlying agreement. Once the deferred dividend obligation has been satisfied, the Company has the right to defer subsequent dividend payments for an additional 20 consecutive quarters. The new Senior Credit Agreement requires the

Back to Contents

approval of the lenders to make payments on the Trust Preferred Securities to the extent such payments are not contractually required by the underlying Trust Preferred Securities agreements.

Contractual Obligations

The Company has contractual obligations comprised of long-term debt, deferred accrued interest on subordinated deferrable interest debenture, capital lease commitments and pension funding requirements. The Company is also obligated under non-cancelable operating lease commitments and purchase commitments. The aggregate maturities as of December 31, 2004, of these contractual obligations are as follows:

	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt, including interest	$759,400	$73,700	$59,900	$52,300	$48,700	$48,600	$476,200
Deferred accrued interest on subordinated deferrable interest debentures	264,400	—	—	42,300	—	—	222,100
Operating lease commitments	366,600	33,100	27,600	23,400	21,200	20,600	240,700
Purchase commitments	537,500	488,000	46,400	1,900	900	300	—
Capital lease obligations, including interest	163,400	7,400	7,900	7,400	7,600	7,900	125,200
Pension funding requirements — Domestic (1)	68,500	20,400	22,000	16,400	7,900	1,800	—
Pension funding requirements — Foreign (1)	140,600	30,700	28,800	27,900	27,000	26,200	—

Total contractual cash obligations	$2,300,400	$653,300	$192,600	$171,600	$113,300	$105,400	$1,064,200

(1)
Funding requirements for the domestic plans conclude in 2009; funding requirements for the foreign plans will extend beyond 2009, however, data for contribution requirements subsequent to 2009 are not yet available.

In certain instances in its normal course of business, the Company has provided security for contract performance consisting of standby letters of credit, bank guarantees and surety bonds. As of December 31, 2004, such commitments and their period of expiration are as follows:

	Total	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years

Bank issued letters of credit and guarantees	$465,700	$301,600	$63,400	$29,600	$71,100
Surety bonds	94,200	57,500	2,500	—	34,200

Total commitments	$559,900	$359,100	$65,900	$29,600	$105,300

The Company may experience difficulty in obtaining surety bonds and bank guarantees/letters of credit on an unsecured basis in the future due to the changing view toward risk of loss in the current market, and the Company’s credit-rating. This may impact the Company’s ability to secure new business.

See Note 10 to the accompanying consolidated financial statements for a discussion of guarantees.

Backlog and New Orders

The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which management has determined are legally binding and are likely to be performed. Although backlog represents only business that is considered firm, cancellations or scope adjustments may occur. The elapsed time from the award of a contract to completion of performance may be up to four years. The dollar amount of backlog is not necessarily indicative of the future earnings of the Company related to the performance of such work due to factors outside the Company’s control, such as changes in project schedules or project cancellations. The Company cannot predict with certainty the portion of backlog to be performed in

Back to Contents

a given year. Backlog is adjusted quarterly to reflect project cancellations, deferrals, sale of subsidiaries and revised project scope and cost.

	Consolidated Data

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Backlog (Future Revenues)	$2,048,100	$2,285,400	$5,445,900
New orders	$2,437,100	$2,163,500	$3,052,400
E&C man-hours in year-end backlog (in thousands)	5,100	3,830	5,900
Foster Wheeler scope in year-end backlog (1)	$1,417,800	$1,325,500	$2,271,800

(1)	Excludes build, own and operate projects.

The decline in backlog at year-end 2004 compared to the prior year-end is attributable primarily to reductions in the Global Power Group which offset increases in the E&C Group. The decline in the Global Power Group backlog is due primarily to the reduced new bookings resulting from the continued weakness in the domestic U.S. power market, uncertainty that existed regarding European emission standards and the ratification of the Kyoto agreement, and management believes the Company’s financial condition prior to its restructuring. The increase in the E&C Group backlog is due primarily to increased contract awards resulting from the strong chemical, oil and gas and refining markets as well as from the booking of a major lump-sum turnkey power project in Italy, and a major reimbursable mineral processing facility in the Pacific region.

Consolidated new orders in 2004 increased 13% compared to the prior year. The increase is due to significant growth in the E&C Group and was partially offset by a reduction in new orders for the Global Power Group. Growth in E&C new orders occurred in the following industry segments: power $216,000 (primarily a lump-sum turnkey project in Italy), chemicals $148,000, and pharmaceutical $133,000, partially offset by a decline in Global Power new orders of $184,000.

The increase in E&C man-hours in backlog corresponds to the bookings previously discussed.

Backlog measured in Foster Wheeler scope reflects the dollar value of backlog excluding third-party costs incurred by Foster Wheeler on a reimbursable basis as agent or principal (i.e., flow-through costs). Foster Wheeler scope measures the component of backlog with mark-up and corresponds to Foster Wheeler services plus fees for reimbursable contracts, and total selling price for lump-sum contracts. Consolidated Foster Wheeler scope at year-end 2004 increased $92,300, or 7%, compared to year-end 2003 attributable to the E&C operations in the U.K. and Continental Europe which offset declines in European and North America Power operations. Since December 2002, Foster Wheeler scope has declined $854,000, or 38%, due primarily to the European and North American operations of the Global Power Group.

Backlog, measured in terms of future revenues, broken down by contract type is as follows:

	Consolidated Data

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Backlog by type of contract:
Lump-sum turnkey	$430,700	$450,600	$872,000
	21%	20%	16%
Other fixed-price	$798,900	$822,500	$1,155,100
	39%	36%	21%
Reimbursable	$908,300	$1,171,100	$3,834,800
	44%	51%	70%
Eliminations	$(89,800)	$(158,800)	$(416,000)
	-4%	-7%	-7%
Total	$2,048,100	$2,285,400	$5,445,900
	100%	100%	100%

Back to Contents

The majority of the lump-sum turnkey contracts in backlog are power projects located in the domestic markets of the E&C Group’s European operations. As previously announced, no Global Power operating unit will undertake future engineering, procurement and construction of a full power plant on a lump-sum turnkey basis. Approximately $8,000 of the LSTK backlog at December 31, 2004 relates to the three troubled European Power projects where significant profit reversals and losses were incurred in 2004.

The preponderance of the Company’s workload is for projects located outside of North America. Backlog and new orders by location, expressed as future revenues, are as follows:

	Consolidated Data

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Backlog by project location:
North America	$387,100	$561,900	$2,469,300
	19%	25%	45%
South America	$35,700	$11,100	$47,800
	2%	0%	1%
Europe	$811,000	$1,097,000	$1,922,600
	40%	48%	35%
Asia	$392,000	$314,200	$525,800
	19%	14%	10%
Middle East	$244,400	$102,700	$216,100
	12%	4%	4%
Other	$177,900	$198,500	$264,300
	8%	9%	5%
Total	$2,048,100	$2,285,400	$5,445,900
	100%	100%	100%

	Consolidated Data

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

New orders by project location:
North America	$429,600	$591,400	$1,204,100
	18%	27%	39%
South America	$95,000	$19,900	$69,300
	4%	1%	2%
Europe	$1,090,300	$922,400	$1,130,800
	45%	43%	37%
Asia	$392,000	$261,700	$412,700
	16%	12%	14%
Middle East	$293,600	$169,000	$162,100
	12%	8%	5%
Other	$136,600	$199,100	$73,400
	5%	9%	3%
Total	$2,437,100	$2,163,500	$3,052,400
	100%	100%	100%

The increase in workload outside of North America reflects the strength of the E&C Group’s foreign operations in Europe, the Middle East, and Asia. Backlog and new orders in North America declined for both the E&C and Global Power Groups and reflects the competitive nature of the domestic E&C market and the oversupply of electric power capacity in the United States.

Additional segment information is included in the group discussions below and in Note 20 to the consolidated financial statements.

Back to Contents

Engineering and Construction Group (E&C)

	E&C Group

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Backlog	$1,405,900	$1,331,300	$3,993,000
New orders	$1,746,000	$1,277,300	$1,672,200
E&C Man-hours in year-end backlog (in thousands)	5,100	3,830	5,900
Foster Wheeler scope in year-end backlog	$883,400	$480,400	$931,600

The decline in backlog, new orders and Foster Wheeler scope reflect, in part, the divestiture of Foster Wheeler Environmental Corporation in March 2003. Foster Wheeler Environmental Corporation’s backlog at December 26, 2002 was approximately $1,800,000 and new orders booked in 2002 were $288,000.

E&C backlog at year-end 2004 increased $74,600, or 6%, compared to year-end 2003 due primarily to increased new orders in the Middle East and Asia-Pacific.

E&C new orders in 2004 increased $468,700, or 37%, compared to the prior year reflecting broad-based growth in the markets the Company presently serves and due primarily to the booking of a major lump-sum turnkey power project in the European operations, and several major cost-plus reimbursable projects by the U.K. and Asia-Pacific operations. The market growth was due in part to an overall improvement in the world economy, high oil prices and increased demand for energy products. Although new orders increased in 2004, overall the level of bookings in U.S. dollar terms is less than the E&C Group’s recent history.

E&C man-hours in 2004 increased 1,270, or 33%, compared to 2003 due primarily to several major contracts including the engineering, procurement and construction (“EPC”) phase of ExxonMobil’s sulfur-free motor gasoline (“MOGAS”) project in Fawley, U.K. This is one of the most complex refineries in Europe and this project is being undertaken to meet European Union legislation for reducing sulfur in gasoline. Other major wins included an engineering, onshore procurement, project and construction management (“EPCm”) services contract with Indorama Petrochem Ltd. for a world-scale purified terephthalic acid (“PTA”) plant in Thailand, and a lump-sum turnkey contract for the EPC of a 400 MWe grassroots combined-cycle power plant to be built at Teverola, Italy for SET S.r.l. a project company whose majority shareholder is Rätia Energie AG, a Swiss utility company, and its minority shareholder is a company belonging to the Merloni group.

E&C Foster Wheeler scope increased $403,000, or 84%, compared to year-end 2003 due primarily to the projects noted above, major petrochemical wins in the Middle East, and LSTK refinery contracts in Italy and Lithuania.

Backlog by contract type are listed below:

	E&C Group

	For the Year Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

Backlog by type of contract:
Lump-sum turnkey	$422,700	$237,300	$400,800
	30%	18%	10%
Other fixed-price	$155,900	$276,900	$290,300
	11%	21%	7%
Reimbursable	$838,600	$927,600	$3,558,900
	60%	70%	89%
Eliminations	$(11,300)	$(110,500)	$(257,000)
	-1%	-9%	-6%
Total	$1,405,900	$1,331,300	$3,993,000
	100%	100%	100%

Back to Contents

The decrease in other fixed-price backlog is due primarily to the completion of several similar contracts by the European operations in 2003 that were not replaced in 2004. Backlog for reimbursable contracts at year-end 2004 decreased compared to year-end 2003 due primarily to lower bookings in the European operations, which were predominately flow-through costs.

	E&C Group

	For the Year Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

Backlog by project location:
North America	$83,400	$172,800	$1,960,100
	6%	13%	49%
South America	$24,700	$4,800	$34,500
	2%	0%	1%
Europe	$686,400	$702,700	$1,168,300
	49%	53%	29%
Asia	$200,800	$165,900	$449,300
	14%	12%	11%
Middle East	$234,300	$86,500	$118,400
	17%	6%	3%
Other	$176,300	$198,600	$262,400
	12%	16%	7%
Total	$1,405,900	$1,331,300	$3,993,000
	100%	100%	100%

	E&C Group

	For the Year Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

New orders by project location:
North America	$78,300	$47,700	$367,800
	4%	4%	22%
South America	$79,800	$11,600	$56,100
	5%	1%	3%
Europe	$949,900	$763,800	$686,700
	54%	60%	41%
Asia	$228,700	$105,000	$380,100
	13%	8%	23%
Middle East	$274,500	$158,400	$111,300
	16%	12%	7%
Other	$134,800	$190,800	$70,200
	8%	15%	4%
Total	$1,746,000	$1,277,300	$1,672,200
	100%	100%	100%

The increase in the percentage of backlog and new orders outside North America reflect the sale of Foster Wheeler Environmental Corporation in March 2003 and a reduced level of bookings in North America. The international oil and chemical markets are much stronger than in recent years and have provided increased bookings for the international operations. The Company has been successful in securing projects in the growth areas of Asia-Pacific and the Middle East such as a contract awarded to the Company by Goro Nickel SA to provide services related to the engineering, procurement and construction management of a nickel-cobalt project. In addition, the Company’s market share of the domestic refinery market has declined over the past three years due to a decline in refinery opportunities and likely client perception toward the Company’s financial condition prior to completing the equity for debt exchange.

Back to Contents

Global Power Group

	Global Power Group

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Backlog	$646,300	$958,000	$1,461,300
New orders	$696,700	$880,700	$1,398,700
Foster Wheeler scope in year-end backlog	$534,400	$845,100	$1,340,200

Global Power Group’s backlog decreased $311,700, or 33%, at the year-end 2004 compared to year-end 2003 due to reduced levels of new orders. The full release of a major contract anticipated for 2004 to the Finnish operation was delayed because of client financing issues and is now anticipated in 2006.

The decline in new orders in 2004 of $184,000, or 21%, is due primarily to the Finnish and North American operations and is the result of an overall weakness in the power sector and the delay of the full release for a major contract anticipated in 2004. Management believes the successful completion of its equity-for-debt exchange will have a positive effect on clients who had concerns about the financial condition of the Company. This should assist the Company’s sales efforts in the future.

Foster Wheeler scope declined $310,700, or 37%, as compared to year-end 2003. This is in line with the 33% decrease in backlog.

While backlog, new orders and Foster Wheeler scope all declined in 2004 as compared to 2003, the Global Power Group had significant wins in 2004 including a contract for the design and supply of two large shop-assembled package boilers for the first phase of the Long Lake Project in the Athabasca oil sands region of northern Alberta, Canada, for OPTI Canada Inc., and the engineering and supply of two 100 MW non-reheat compact circulating fluidized-bed steam generators in Xinhui, China, for the China Petrochemical International Company (SINOPEC)’s Maoming Petrochemical Company.

	Global Power Group

	For the Year Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

Backlog by type of contract:
Lump-sum turnkey	$8,000	$213,400	$471,200
	1%	22%	32%
Other fixed price	$643,000	$545,500	$864,800
	99%	57%	59%
Reimbursable	$69,700	$243,500	$275,900
	11%	25%	19%
Eliminations	$(74,400)	$(44,400)	$(150,600)
	-11%	-4%	-10%
Total	$646,300	$958,000	$1,461,300
	100%	100%	100%

Back to Contents

Approximately 1% of the 2004 year-end Global Power backlog is lump-sum turnkey contracts. The decline in lump-sum turnkey projects is due to the completion of multiple similar contracts by the Finnish operations in 2003 that were not replaced in 2004 and the continued overall weakness in the worldwide power sector. The LSTK backlog at December 31, 2004 relates to the three European Power projects where significant profit reversals and losses were incurred in 2004. Year-end backlog for other fixed-price backlog increased due primarily to increased services projects. Year-end backlog for reimbursable contracts decreased again due primarily to the continued overall weakness in the worldwide power sector and the resulting decline in new orders.

	Global Power Group

	For the Year Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

Backlog by project location:
North America	$304,500	$390,600	$513,000
	47%	41%	35%
South America	$11,100	$6,300	$13,400
	2%	1%	1%
Europe	$126,300	$395,800	$757,400
	20%	41%	52%
Asia	$192,000	$148,800	$77,400
	30%	16%	5%
Middle East	$10,600	$16,300	$98,000
	1%	1%	7%
Other	$1,800	$200	$2,100
	0%	0%	0%
Total	$646,300	$958,000	$1,461,300
	100%	100%	100%

	Global Power Group

	For the Year Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

New orders by project location:
North America	$348,900	$544,600	$845,300
	50%	62%	60%
South America	$15,500	$8,200	$13,500
	2%	1%	1%
Europe	$145,000	$154,800	$450,000
	21%	18%	32%
Asia	$164,800	$155,600	$34,800
	24%	17%	2%
Middle East	$20,300	$9,900	$51,600
	3%	1%	4%
Other	$2,200	$7,600	$3,500
	0%	1%	1%
Total	$696,700	$880,700	$1,398,700
	100%	100%	100%

Approximately 53% of year-end 2004 backlog and 50% of 2004 new orders were for projects located outside North America. The percentage decrease in 2004 year-end backlog for projects located outside North America compared to 2003 is due to a decline in new orders in the European operations. The decline in 2004 new orders located outside North America reflects the softness of the power sector and a major new contract anticipated to be awarded in 2004 to the Finnish operation was delayed and is now anticipated in 2006.

Back to Contents

Results in 2004 for both the North American and European power markets continue to suffer from relatively slow economic growth, over capacity, and the financial difficulties of independent power producers. In 2005, maintenance and service contracts continue to be the growth opportunities in the North American power market. Supply opportunities for new equipment associated with solid fuel boiler contracts are expected to be limited in the short term except for growth opportunities in circulating fluidized-bed boilers which are expected to continue in certain European and Asian markets. Selected opportunities in environmental retrofits are expected to continue.

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

The Company has thousands of projects in both reporting segments that are in various stages of completion. Such contracts require estimates to determine the appropriate final estimated cost (“FEC”), profits, revenue recognition, and the percentage complete. In determining the FEC, the Company uses significant estimates to forecast quantities to be expended (i.e. man-hours, materials and equipment), the costs for those quantities (including exchange rate fluctuations), and the schedule to execute the scope of work including allowances for weather, labor and civil unrest. Many of these estimates cannot be based on historical data as most contracts are unique, specifically designed facilities. In determining the revenues, the Company must estimate the percentage complete, the likelihood of the client paying for the work performed, and the cash to be received net of any taxes ultimately due or withheld in the country where the work is performed. Projects are reviewed on an individual basis and the estimates used are tailored to the specific circumstances. Significant judgment is exercised by management in establishing these estimates, as all possible risks cannot be specifically quantified.

The percentage-of-completion method requires that adjustments or revaluations to estimated project revenues and costs, including estimated claim recoveries, be recognized on a cumulative basis, as changes to the estimates are identified. Revisions to project estimates are made as additional information becomes available. If the FEC to complete long-term contracts indicates a loss, provision is made immediately for the total loss anticipated. Profits are accrued throughout the life of the project based on the percentage complete. The project life cycle, including the warranty commitments, can be up to six years in duration.

The project actual results can be significantly different from the estimated results. When adjustments are identified near or at the end of a project, the full impact of the change in estimate would be recognized as a change in the margin on the contract in that period. This can result in a material impact on the Company’s results for a single reporting period. In accordance with the accounting and disclosure recommendations of American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Accounting

Back to Contents

Principles Board Opinion No. 20, “Accounting Changes,” the Company reviews its contracts monthly. As a result of this process in 2004, 54 individual projects had final estimated profit revisions, both positive and negative, exceeding $1,000. These revisions resulted from events such as earning project incentive bonuses or the incurrence or forecast incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs. The net aggregate dollar value of the accrued contract profit resulting from these estimate changes during 2004 amounted to $37,600.

Asbestos

Some of the Company’s U.S. and U.K. subsidiaries are codefendants in numerous asbestos-related lawsuits and administrative claims pending in the United States and the United Kingdom. The calculation of asbestos-related assets and liabilities involves the use of estimates as discussed below.

United States

At December 31, 2004, the Company has recorded total liabilities of $480,000 comprised of an estimated liability relating to open (outstanding) claims of $257,000 and an estimated liability relating to future unasserted claims of $223,000. Of the total, $75,000 is recorded in accrued expenses and $405,000 is recorded in asbestos-related liability on the consolidated balance sheet. These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type (i.e., mesothelioma vs. non-mesothelioma); and the breakdown of known and future claims into disease type (i.e., mesothelioma vs. non-mesothelioma). The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity payments are estimated to be incurred through the year 2019, during which period new claims are expected to decline from year to year. Recently received claims also suggest that the percentage of claims to be closed without payment of indemnity costs should increase as claims are resolved during the next few years. The Company believes that it is likely that there will be new claims filed after 2019, but in light of uncertainties inherent in long-term forecasts, the Company does not believe that it can reasonably estimate defense and/or indemnity costs, which might be incurred after 2019. Historically, defense costs have represented approximately 21% of total defense and indemnity costs. Through December 31, 2004, total indemnity costs paid, prior to insurance recoveries, were approximately $443,700 and total defense costs paid were approximately $119,900.

At December 31, 2004, the Company has recorded assets of $385,500 relating to actual and probable insurance recoveries, of which approximately $95,000 is recorded in accounts and notes receivables, and $290,500 is recorded as long-term. The asset includes an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending legal proceedings with certain insurers, as well as recoveries under settlements with other insurers.

As of December 31, 2004, approximately $165,200 was contested by the Company’s subsidiaries’ insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the subsidiaries’ various insurers and the subsidiaries as self-insurers. The Company believes that any amounts that its subsidiaries might be allocated as self-insurers would be immaterial.

Management of the Company has considered the asbestos litigation and the financial viability and legal obligations of its subsidiaries’ insurance carriers and believes that except for those insurers which have become or may become insolvent for which a reserve has been provided, the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. The average cost per closed claims since 1993 is $2.0.

The Company plans to update its forecasts periodically to take into consideration its future experience and other considerations to update its estimate of future costs and expected insurance recoveries. However, it should be noted that the estimates of the assets and liabilities related to asbestos claims and recovery are subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainties as to the ultimate number of claims filed, the amounts of claim costs, the impact of

Back to Contents

bankruptcies of other companies currently involved in litigation, the Company’s subsidiaries’ ability to recover from their insurers, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. If the number of claims received in the future exceeds the Company’s estimate, it is likely that the costs of defense and indemnity will similarly exceed the Company’s estimates. These factors are beyond the Company’s control and could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

The following chart reflects the sensitivities in the 2004 consolidated financial statements associated with a change in certain estimates used in relation to the domestic asbestos-related liabilities.

Change in assumption:	Increase/ (decrease) in liabilities

One-percentage point increase in the inflation rate	$27,100
One-percentage point decrease in the inflation rate	(25,000)
Twenty-five percent increase in average indemnity settlement amount	102,100
Twenty-five percent increase in forecasted new claims	55,900
Inactive claims are valued at zero	(36,100)

The impact of the change in assumption on expense is dependent upon the available insurance recoveries.

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

United Kingdom

Subsidiaries of the Company in the U.K. have also received claims alleging personal injury arising from exposure to asbestos. To date 446 claims have been brought against the U.K. subsidiaries of which 255 remain open at December 31, 2004. None of the settled claims has resulted in material costs to the Company.

At December 31, 2004 the Company recorded the estimated U.S. dollar equivalent for the total U.K. asbestos liabilities of $44,300. Of the total, $1,900 is recorded in accrued expenses and $42,400 is recorded in asbestos-related liability on the consolidated balance sheet. The estimated U.S. dollar equivalent liability for open (outstanding) U.K. asbestos claims is $5,800 and the estimated liability for future unasserted U.K. asbestos claims is $38,500. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $1,900 is recorded in accounts and notes receivable, and $42,400 is recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet.

Pension

Details of the Company’s pension plans are included in Note 9 to the consolidated financial statements. The calculations of pension liability, annual service cost and cash contributions required rely heavily on estimates about future events often extending decades into the future. Management is responsible for establishing the assumptions used for the estimates, which include:

•	The discount rate used to present value the future obligations

•	The expected long-term rate of return on plan assets

•	The expected percentage of annual salary increases

•	The selection of the actuarial mortality tables

•	The annual inflation percentage

Back to Contents

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. The long-term rate of return is reviewed annually by the Company for its funded plans and adjusted, if required. The weighted-average expected long-term rate of return on plan assets has declined from 8.2% to 7.5% over the past three years.

Management utilizes its business judgment in establishing the estimates used in the calculations of pension liability, annual service cost and cash contributions. The estimates can vary significantly from the actual results and management cannot provide any assurance that the estimates used to calculate the pension liabilities included herein will approximate actual results. The volatility between the assumptions and actual results can be significant.

The following chart reflects the sensitivities in the 2004 consolidated financial statements associated with a change in certain estimates used in relation to the domestic pension plans. Each of the sensitivities below reflects an evaluation of the change based solely on a change in that particular estimate.

	Increase (Decrease)

	Impact on liabilities	Impact on 2005 benefit cost

Change in Actuarial Estimate:
One-percentage point increase in the discount rate	$(32,900)	$(100)
One-percentage point decrease in the discount rate	36,700	(300)
One-percentage point increase in the expected return on plan assets	—	(2,200)
One-percentage point decrease in the expected return on plan assets	—	2,200

A one-percentage point decrease in the current liability interest rate, used for calculating future funding requirements through 2009, would increase cumulative contributions to the domestic plan by $28,900, while an increase by one-percentage point would decrease cumulative contributions by $23,700 to the domestic plan.

A one-tenth of a percentage point decrease in the discount rate used for the U.K. pension plan would increase the pension liability by $10,200 and decrease the 2005 benefit cost by $200.

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

For statutory purposes, the majority of the deferred tax assets for which a valuation allowance is provided as of December 31, 2004 do not begin to expire until 2024 and beyond, based on the current tax laws. As a result of the recently consummated exchange offer discussed in Note 7 to the consolidated financial statements, the Company is subject to substantial limitations on the use of pre-exchange period losses and credits to offset U.S. federal taxable income in any post-exchange period. Since a valuation allowance had already been reflected to offset these losses and credits, the limitation did not result in a significant write-off by the Company. The Company has significantly reduced its deferred tax assets and the corresponding valuation allowance to give effect to such limitation. At the end of 2004, the Company has $25,800 of remaining domestic deferred tax assets with full valuation allowance for tax credits related to the pre-exchange period and $13,200 of post-exchange net operating loss carryforwards with full valuation

Back to Contents

allowance reflected on its consolidated financial statements. The net impact of the adjustments on the current year financial statements was not material.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics which applies to all of its directors, officers and employees including the Chief Executive Officer, Chief Financial Officer and other senior finance organization employees. The Code of Business Conduct and Ethics is publicly available on the Company’s website at www.fwc.com/corpgov. Any waiver of this Code of Business Conduct and Ethics for executive officers or directors may be made only by the Board of Directors or a committee of the Board of Directors and will be promptly disclosed to the shareholders. If the Company makes any substantive amendments to this Code of Business Conduct and Ethics or grants any waiver, including an implicit waiver, from a provision of the Code to the Chief Executive Officer, Chief Financial Officer, Controller or any person performing similar functions, the Company will disclose the nature of such amendment or waiver on the website, in a report on Form 8-K, as required by law and the rules of any exchange on which the Company’s securities are publicly traded.

A copy of the Code of Business Conduct and Ethics can be obtained upon request, without charge, by writing to the Office of the Secretary, Foster Wheeler Ltd., Perryville Corporate Park, Clinton, New Jersey 08809-4000.

Accounting Developments

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In May 2004, the FASB issued a FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on accounting for the effects of the Medicare Act for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. The provisions of FSP No. 106-2 were effective for the Company’s interim period ending September 24, 2004. Based upon the proposed regulations of the Medicare Act, the Company concluded that the benefits provided by the plan were actuarially equivalent to Medicare Part D under the Medicare Act. Accordingly, the Company reflected the impact of the Medicare Act prospectively as of the start of the third quarter 2004. The impact of the Medicare Act resulted in decreases in the accumulated postretirement benefit obligation of approximately $9,100 and in the annual net periodic postretirement benefit costs for 2004 of approximately $900. On January 21, 2005, final regulations related to the Medicare Act were issued. The Company has not yet determined the effect of the final regulations on the Company’s accumulated postretirement benefit obligation and net periodic postretirement benefit costs.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the consolidated statement of operations and comprehensive loss based on their fair values. Prior to SFAS No. 123R, the Company adopted the disclosure-only provisions of SFAS No. 123 and therefore only certain pro forma disclosures of the fair value of share-based payments were required in the notes to the consolidated financial statements. SFAS No. 123R provides for the adoption of the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, share-based employee compensation cost would be recognized from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, employee compensation cost would be recognized for periods presented prior to the adoption of the proposed standard in accordance with the original provisions of SFAS No. 123; that is, employee compensation cost would be recognized in the amounts reported in the pro forma disclosures

Back to Contents

provided in accordance with SFAS No. 123. Adoption of the provisions of SFAS No. 123R is effective as of the beginning of the Company’s quarter ending September 30, 2005. The Company is still evaluating the method of adoption and the impact that the adoption of SFAS No. 123R will have on its consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, SFAS No. 153 provides that exchanges of nonmonetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the consolidated financial statements of the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FW PREFERRED CAPITAL TRUST I (amounts in thousands of dollars)

FW Preferred Capital Trust I (“the Capital Trust”) is a 100% indirectly-owned finance subsidiary of the Company which issued a $175,000 of Trust Preferred Securities (the “Trust Securities”) in 1999. The Capital Trust invested the proceeds from the Trust Securities in an equal principal amount of 9.0% junior subordinated deferrable interest debentures (the “Debentures”) of Foster Wheeler LLC. Prior to December 27, 2003 the Capital Trust was consolidated in the financial statements of the Company and the Trust Securities were reported in the consolidated financial statements as mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures. The accumulated undistributed quarterly distributions were reported as deferred accrued mandatorily redeemable preferred security distributions of subsidiary trust. The distributions expense on the Trust Securities was reported as interest expense in the consolidated statement of operations and comprehensive loss.

In 2004, the Company adopted FIN No. 46, “Consolidation of Variable Interest Entities,” for variable interest entities formed prior to February 1, 2003. In accordance with the provisions of FIN No. 46, the Company determined that (i) the Capital Trust is a variable interest entity and (ii) the Company is not the primary beneficiary. Accordingly, the Company de-consolidated the Capital Trust as of December 27, 2003. The Company’s consolidated financial statements now reflect Foster Wheeler LLC’s obligations to the Capital Trust as subordinated deferrable interest debentures and deferred accrued interest on subordinated deferrable interest debentures. The interest expense on the Debentures is reported as interest expense in the consolidated statement of operations and comprehensive loss.

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition and results of operations of the Capital Trust for the periods indicated below. This management’s discussion and analysis and other sections of this Report on Form 10-K contain forward-looking statements that are based on management’s assumptions, expectations and projections about the Capital Trust. Such forward-looking statements by their nature involve a degree of risk and uncertainty.

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

Since January 15, 2002, Foster Wheeler LLC has exercised its right to defer payments on the Debentures. Foster Wheeler Ltd.’s previous Senior Credit Facility, as amended, required that the payment of the dividends on the Trust Securities continue to be deferred; accordingly, no dividends were paid during the

Back to Contents

three-year period ending December 31, 2004. The Company’s new Senior Credit Agreement requires the approval of the lenders to make payments on the Trust Securities to the extent such payments are not contractually required by the underlying Trust Securities agreements.

In 2004, Foster Wheeler Ltd. and Foster Wheeler LLC completed an equity-for-debt exchange offer in which Foster Wheeler Ltd. issued common shares, preferred shares and warrants to purchase common in exchange for Trust Securities. In conjunction with the exchange, the Capital Trust recorded a $103,800 reduction in the Trust Securities and a $31,100 reduction in deferred accrued mandatorily redeemable preferred security distributions payable. The Capital Trust also recorded a corresponding reduction in the Debentures and accrued interest receivable.

Results of Operations—The Capital Trust

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Change in valuation allowance	$151,600	$11,600	$(90,100)
Change from prior year $	140,000	101,700	—
Change from prior year %	1206.9%	112.9%	—

Gain on equity-for-debt exchange	$39,400	$—	$—
Change from prior year $	39,400	—	—
Change from prior year %	n/a	—	—

Preferred security distributions expense	$16,600	$18,100	$16,600
Change from prior year $	(1,500)	1,500	—
Change from prior year %	(8.3)%	9.0%	—

The valuation allowance on the investment in subordinated deferrable interest debentures and related interest income receivable was established based on the financial condition of Foster Wheeler LLC and Foster Wheeler Ltd. and Foster Wheeler LLC’s decision to exercise its right to defer payments on the subordinated deferrable interest debentures since January 15, 2002. The Capital Trust recorded a gain on the exchange of its mandatorily redeemable preferred trust securities of $39,400 in 2004. The difference between the gain recognized by the Capital Trust of $39,400 and the gain recorded by Foster Wheeler LLC of $66,400 is due to (1) a $34,700 loss recognized by the Capital Trust on the settlement of 59.3% of the subordinated deferrable interest debentures and the corresponding accrued interest and (2) transaction fees of $4,200 and the write-off of unamortized issuance costs of $3,500 borne solely by Foster Wheeler LLC. The change in the valuation allowance for 2004 and 2003 resulted from an increase in the market price of the Trust Securities, which is deemed a proxy for the fair value of the subordinated deferrable interest debentures. The market price per security of the Trust Securities was $27.05 as of December 31, 2004, $3.00 as of December 26, 2003 and $1.35 as of December 27, 2002.

The preferred security distributions expense represents the accrual for cash distributions due on the Trust Securities. Distributions accrue at an annual rate of 9% on the outstanding liquidation amount of the Trust Securities, compounded quarterly. Additionally, deferred distributions accrue interest at an annual rate of 9%, compounded quarterly, as well. The decrease in preferred security distributions expense for 2004 results primarily from the reduction in the amount of Trust Securities outstanding during the period as a result of the equity-for-debt exchange. The increase in preferred security distributions expense for 2003 resulted from the accrual on the undistributed preferred security distributions. As noted previously, the Capital Trust has deferred the distributions on the Trust Securities in conjunction with Foster Wheeler LLC’s decision to defer interest payments on the Debentures since January 15, 2002.

Financial Condition—The Capital Trust

The investment in subordinated deferrable interest debentures of Foster Wheeler LLC increased by $50,200 during 2004 as a result of a decrease in the valuation allowance. The change in the required valuation allowance resulted from the increase in the market price of the Trust Securities, which is deemed a proxy for the fair value of the subordinated deferrable interest debentures.

Back to Contents

The decrease in the deferred accrued mandatorily redeemable preferred security distributions payable during 2004 results primarily from the impact of the equity-for-debt exchange, partially offset by the continued deferral of distributions on the Trust Securities. During this deferral period, distributions on Trust Securities continue to accrue at an annual rate of 9%, compounded quarterly. Additionally, deferred distributions accrue interest at an annual rate of 9%, also compounded quarterly.

The preferred securities holders’ deficit at December 31, 2004 decreased by $174,400, due primarily to the decrease in the valuation allowance (as a result of an increase in the market price of the Trust Securities) and to a lesser extent the impact of the equity-for-debt exchange.

Liquidity and Capital Resources—The Capital Trust

The Capital Trust’s ability to continue as a going concern is dependent on Foster Wheeler Ltd.’s and Foster Wheeler LLC’s ability to continue as a going concern as the Capital Trust’s only asset is the Debentures. Foster Wheeler LLC, an indirect wholly owned subsidiary of the Company, is essentially a holding company which owns the stock of various subsidiary companies, and is included in the consolidated financial statements of the Company. As previously discussed, Foster Wheeler Ltd. may not be able to continue as a going concern. Refer to the previous discussion of Foster Wheeler Ltd.’s liquidity and capital resources.

Safe Harbor Statement

This management’s discussion and analysis of financial condition and results of operations, other sections of this Annual Report on Form 10-K and other reports and oral statements made by representatives of the Company from time to time may contain forward-looking statements that are based on management’s assumptions, expectations and projections about the Company and the various industries within which the Company operates. These include statements regarding the Company’s expectation regarding revenues (including as expressed by its backlog), its liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims, and the costs of current and future asbestos claims and the amount and timing of insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Company cautions that a variety of factors, including but not limited to the factors described under Item 1. “Business—Risk Factors of the Business” and the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements:

•	changes in the rate of economic growth in the United States and other major international economies;

•	changes in investment by the power, oil & gas, pharmaceutical, chemical/petrochemical and environmental industries;

•	changes in the financial condition of customers;

•	changes in regulatory environment;

•	changes in project design or schedules;

•	contract cancellations;

•	changes in estimates made by the Company of costs to complete projects;

•	changes in trade, monetary and fiscal policies worldwide;

•	currency fluctuations;

•	war and/or terrorist attacks on facilities either owned or where equipment or services are or may be provided;

•	outcomes of pending and future litigation, including litigation regarding the Company’s liability for damages and insurance coverage for asbestos exposure;

•	protection and validity of patents and other intellectual property rights;

•	increasing competition by foreign and domestic companies;

Back to Contents

•	compliance with debt covenants;

•	monetization of certain Power System facilities;

•	implementation of its restructuring plan;

•	recoverability of claims against customers; and

•	changes in estimates used in its critical accounting policies.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (amounts in thousands of dollars)

Management’s strategy for managing transaction risks associated with currency fluctuations is for each operating unit to enter into derivative transactions, such as foreign currency exchange contracts, to hedge its exposure on contracts into the operating unit’s functional currency. The Company utilizes all such financial instruments solely for hedging. Company policy prohibits the speculative use of such instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to such financial instruments. To minimize this risk, the Company enters into these financial instruments with financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies). Management believes that the geographical diversity of the Company’s operations mitigates the effects of the currency translation exposure. However, the Company maintains substantial operations in Europe and is subject to translation risk for the Euro and Pound Sterling. No significant unhedged assets or liabilities are maintained outside the functional currencies of the operating subsidiaries. Accordingly, translation exposure is not hedged.

Interest Rate Risk — The Company is exposed to changes in interest rates as a result of any future borrowings under its Revolving Credit Agreement, $5,400 of bank loans, and $15,300 of variable-rate special-purpose project debt. If market rates average 1% more in 2005 than in 2004, the Company’s interest expense would increase, and income before tax would decrease by approximately $100. This amount has been determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate balances as of December 31, 2004. In the event of a significant change in interest rates, management would likely attempt to take action to further mitigate its exposure to the change. However, due to the Company’s financial situation, it is unlikely that a hedging facility would be available.

Foreign Currency Risk — The Company has significant overseas operations. Generally, all significant activities of the overseas subsidiaries are recorded in their functional currency, which is generally the currency of the country of domicile of the subsidiary. This results in a mitigation of the potential impact of earnings fluctuations as a result of changes in foreign exchange rates. In addition, in order to further mitigate risks associated with foreign currency fluctuations for long-term contracts not negotiated in the subsidiary’s functional currency, the subsidiaries enter into foreign currency exchange contracts, when possible, to hedge the exposed contract value back to their functional currency.

Back to Contents

At December 31, 2004, the Company’s primary foreign currency forward contracts are set forth below:

Currency Hedged (bought or sold forward)	Functional Currency	Foreign Currency Exposure (in equivalent U.S. dollars)	Notional Amount of Forward Buy Contracts	Notional Amount of Forward Sell Contracts

Euro and legacy countries	U.S. dollar	$5,300	$5,300	$—
Polish zloty	Euro	4,756	4,756	—
	U.S. dollar	400	400	—
Swiss franc	Euro	17,113	12,861	4,252
Singapore dollar	Euro	6,235	6,235	—
U.S. dollar	Euro	12,471	2,110	10,361

	Total	$46,275	$31,662	$14,613

The notional principal amount provides one measure of the transaction volume outstanding as of year end, and does not represent the amount of exposure to market loss. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments. The contracts mature in 2005. Increases in fair value of the forward sell contracts result in losses while fair value increases of the forward buy contracts result in gains. The contracts have been established by various international subsidiaries to sell a variety of currencies and receive their respective functional currency or other currencies for which they have payment obligations to third parties. See Note 19 to the consolidated financial statements for further information regarding derivative financial instruments.

Back to Contents

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Pages

Report of Independent Registered Public Accounting Firm	68
Consolidated Statement of Operations and Comprehensive Loss for each of the three years in the period ended December 31, 2004	70
Consolidated Balance Sheet at December 31, 2004 and December 26, 2003	71
Consolidated Statement of Changes in Shareholders’ Deficit for each of the three years in the period ended December 31, 2004	72
Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2004	73
Notes to Consolidated Financial Statements	74
Financial Statement Schedule	164

Other Financial Statements of Certain Foster Wheeler Ltd. Subsidiaries
The following financial statements for certain of Foster Wheeler Ltd. indirectly wholly owned subsidiaries are included pursuant to Regulation S-X Rule 3-16, “Financial Statements of Affiliates Whose Securities Collateralize an Issue Registered or Being Registered.” See Note 8 to the Foster Wheeler Ltd. consolidated financial statements.

Foster Wheeler Holdings Ltd. and Subsidiaries	165
Foster Wheeler LLC and Subsidiaries	220
Foster Wheeler International Holdings, Inc. and Subsidiaries	276
Foster Wheeler International Corporation and Subsidiaries	304
Foster Wheeler Europe Limited and Subsidiaries	331
FW Netherlands C.V. and Subsidiaries	358
Financial Services S.a.r.l. and Subsidiary	382
FW Hungary Licensing Limited Liability Company	396

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

We have completed an integrated audit of Foster Wheeler Ltd.’s (the “Company’s”) 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Foster Wheeler Ltd. and its subsidiaries at December 31, 2004 and December 26, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective December 29, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses in each of the years in the three-year period ended December 31, 2004 and has a shareholders’ deficit of $513,283,000 at December 31, 2004. The Company has substantial debt obligations and during 2004 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the Company maintaining credit facilities and bonding capacity adequate to conduct its business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over completeness and accuracy of estimated costs to complete at one of its European power projects based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s

Back to Contents

assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, the Company did not maintain effective controls over the completeness and accuracy of estimated costs to complete at one of its European power projects. Specifically, the Company’s controls over its estimated costs to complete were not operating effectively because project management and accounting personnel did not have adequate control of commitments to third-party subcontractors and vendors, and therefore did not adequately track the actual financial results of the project on a timely basis. The control deficiency did not result in any adjustments to the 2004 annual or interim consolidated financial statements. However, this control deficiency could result in a misstatement to the estimated costs to complete long-term contracts and cost of operating revenue accounts resulting in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 30, 2005

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE LOSS
(in thousands of dollars, except share data and per share amounts)

	For the Year Ended
	December 31,	December 26,	December 27,
	2004	2003	2002

Operating revenues	$2,661,324	$3,723,815	$3,519,177
Cost of operating revenues	(2,381,969)	(3,435,726)	(3,426,910)

Contract profit	279,355	288,089	92,267
Selling, general and administrative expenses	(228,962)	(205,565)	(226,524)
Other income (including interest:
2004—$8,832; 2003—$10,130; 2002—$12,251)	88,383	77,493	55,360
Other deductions	(96,372)	(168,455)	(193,156)
Interest expense	(94,622)	(95,484)	(83,028)
Minority interest	(4,900)	(5,715)	(4,981)
Loss on equity-for-debt exchange	(175,054)	—	—

Loss before income taxes	(232,172)	(109,637)	(360,062)
Provision for income taxes	(53,122)	(47,426)	(14,657)

Loss prior to cumulative effect of a change in accounting principle	(285,294)	(157,063)	(374,719)
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	—	—	(150,500)

Net loss	(285,294)	(157,063)	(525,219)
Other comprehensive income/(loss):
Change in gain on derivative instruments designated as cash flow hedges	—	—	(3,834)
Foreign currency translation adjustment	27,155	6,762	22,241
Minimum pension liability adjustment (net of tax (provision)/benefits: 2004—$986; 2003—$(18,886); 2002—$73,418)	(7,617)	58,677	(226,011)

Net comprehensive loss	$(265,756)	$(91,624)	$(732,823)

Loss per share—basic and diluted:
Net loss prior to cumulative effect of a change in accounting principle	$(57.84)	$(76.53)	$(182.98)
Cumulative effect on prior years (to December 28, 2001) of a change in accounting principle for goodwill	—	—	(73.49)

Net loss	$(57.84)	$(76.53)	$(256.47)

Shares outstanding:
Basic: weighted-average number of shares outstanding	4,932,370	2,052,229	2,047,835
Diluted: effect of share options	—	—	—

Total diluted	4,932,370	2,052,229	2,047,835

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)

	December 31, 2004	December 26, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$291,567	$364,095
Short-term investments	25,775	13,390
Accounts and notes receivable, net:
Trade	388,200	451,010
Other	118,296	105,404
Contracts in process	166,997	166,503
Inventories	7,080	6,790
Prepaid, deferred and refundable income taxes	26,144	37,160
Prepaid expenses	25,239	30,024

Total current assets	1,049,298	1,174,376

Land, buildings and equipment, net	280,305	309,615
Restricted cash	72,844	52,685
Notes and accounts receivable — long-term	7,053	6,776
Investment and advances	158,324	142,559
Goodwill, net	51,812	51,121
Other intangible assets, net	69,690	71,568
Prepaid pension cost and related benefit assets	6,351	7,240
Asbestos-related insurance recovery receivable	332,894	495,400
Other assets	108,254	138,243
Deferred income taxes	50,714	56,947

TOTAL ASSETS	$2,187,539	$2,506,530

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current installments on long-term debt	$35,214	$21,100
Accounts payable	288,899	305,286
Accrued expenses	308,229	381,376
Estimated costs to complete long-term contracts	458,421	552,754
Advance payment by customers	111,300	50,248
Income taxes	53,058	39,595

Total current liabilities	1,255,121	1,350,359

Long-term debt	534,859	1,011,972
Deferred income taxes	7,948	9,092
Pension, postretirement and other employee benefits	265,869	295,133
Asbestos-related liability	447,400	526,200
Other long-term liabilities	139,113	123,517
Deferred accrued mandatorily redeemable preferred security distributions of subsidiary trust	—	38,021
Deferred accrued interest on subordinated deferrable interest debentures	23,460	—
Minority interest	27,052	24,676
Commitments and contingencies

TOTAL LIABILITIES	2,700,822	3,378,970

Shareholders’ Deficit:
Preferred shares:
$0.01 par value; authorized 975,540 shares; issued: 2004 — 75,484 and 2003 — none	1	—
Common shares:
$0.01 par value; authorized 74,319,908 shares; issued: 2004 — 40,542,898 and 2003 — 2,038,578	405	20
Paid-in capital	883,167	242,593
Accumulated deficit	(1,096,348)	(811,054)
Accumulated other comprehensive loss	(284,461)	(303,999)
Unearned compensation	(16,047)	—

TOTAL SHAREHOLDERS’ DEFICIT	(513,283)	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,187,539	$2,506,530

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
(in thousands of dollars, except share data and per share amounts)

	December 31, 2004		December 26, 2003		December 27, 2002
	Shares	Amount	Shares	Amount	Shares	Amount

Preferred Shares:
Balance at beginning of year	—	$—	—	$—	—	$—
Issued as part of equity-for-debt exchange	599,944	6	—	—	—	—
Conversion of preferred shares into common shares	(524,460)	(5)	—	—	—	—

Balance at end of year	75,484	$1	—	$—	—	$—

Common Shares:
Balance at beginning of year	2,038,578	$20	2,038,578	$20	2,038,578	$20
Issued as part of equity-for-debt exchange	3,062,574	31	—	—	—	—
Issuance of restricted shares to employees and directors	1,351,846	13	—	—	—	—
Conversion of preferred shares into common shares	34,089,900	341	—	—	—	—

Balance at end of year	40,542,898	$405	2,038,578	$20	2,038,578	$20

Paid-in Capital:
Balance at beginning of year		$242,593		$242,470		$242,142
Stock options issued to non-employees		—		123		328
Change due to equity-for-debt exchange		623,153		—		—
Issuance of restricted stock to employees and directors		17,757		—		—
Conversion of preferred shares into common shares		(336)		—		—

Balance at end of year		$883,167		$242,593		$242,470

Accumulated Deficit:
Balance at beginning of year		$(811,054)		$(653,991)		$(128,772)
Net loss for the year		(285,294)		(157,063)		(525,219)

Balance at end of year		$(1,096,348)		$(811,054)		$(653,991)

Accumulated Other Comprehensive Loss:
Balance at beginning of year		$(303,999)		$(369,438)		$(161,834)
Change in net gain on derivative instruments designated as cash flow hedges		—		—		(3,834)
Change in accumulated translation adjustment during the year		27,155		6,762		22,241
Minimum pension liability (net of tax (provision)/benefits: 2004 — $986; 2003 — $(18,886); 2002 — $73,418)		(7,617)		58,677		(226,011)

Balance at end of year		$(284,461)		$(303,999)		$(369,438)

Unearned Compensation:
Balance at beginning of year		$—		$—		$—
Issuance of restricted stock to employees and directors		(17,771)		—		—
Amortization of unearned compensation		1,724		—		—

Balance at end of year		$(16,047)		$—		$—

Total Shareholders’ Deficit		$(513,283)		$(872,440)		$(780,939)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars, except share data)

	For the Year Ended
	December 31,	December 26,	December 27,
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(285,294)	$(157,063)	$(525,219)
Adjustments to reconcile net loss to cash flows from operating activities:
Cumulative effect of a change in accounting principle	—	—	150,500
Provision for impairment loss	—	15,100	18,700
Equity-for-debt exchange	163,857	—	—
Amortization of premium on long-term debt	(288)	—	—
Amortization of unearned compensation	1,724	—	—
Depreciation and amortization	32,755	35,574	44,425
Deferred tax	32,351	19,774	(28,355)
(Gain)/provision for loss on sale of cogeneration plants	—	(4,300)	54,500
Provision for asbestos claims, net of settlements	60,600	68,081	26,200
Claims (recoveries)/write downs and related contract provisions	—	(1,500)	136,200
Contract reserves and receivable provisions	(58,000)	32,300	80,500
Mandatorily redeemable preferred security distributions of subsidiary trust	—	18,130	16,610
Interest expense on subordinated deferrable interest debentures	16,567	—	—
Gain on sale of land, building and equipment	(15,834)	(17,970)	(1,269)
Earnings on equity interests, net of dividends	(11,415)	(9,145)	(4,262)
Other equity earnings, net of dividends	(4,974)	(3,312)	(1,850)
Other noncash items	7,523	(2,884)	(14,827)
Changes in assets and liabilities:
Receivables	90,612	78,069	192,801
Contracts in process and inventories	14,072	47,353	53,361
Accounts payable and accrued expenses	(93,117)	11,265	(153,565)
Estimated costs to complete long-term contracts	(67,329)	(142,914)	62,870
Advance payments by customers	58,922	(38,287)	18,206
Income taxes	(2,215)	2,499	15,535
Other assets and liabilities	28,620	(12,868)	19,304

Net cash (used)/provided by operating activities	(30,863)	(62,098)	160,365

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(17,941)	38,414	(84,793)
Capital expenditures	(9,613)	(12,870)	(53,395)
Proceeds from sale of assets	17,495	87,159	6,282
(Increase)/decrease in investments and advances	(14)	—	9,107
(Increase)/decrease in short-term investments	(9,426)	(6,808)	93

Net cash (used)/provided by investing activities	(19,499)	105,895	(122,706)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to minority shareholder	(2,663)	(2,879)	(2,061)
Decrease in short-term debt	(121)	(14,826)	(7,792)
Proceeds from long-term debt	120,000	—	70,546
Proceeds from lease financing obligation	—	—	44,900
Repayment of long-term debt	(147,722)	(34,100)	(45,591)

Net cash (used)/provided by financing activities	(30,506)	(51,805)	60,002

Effect of exchange rate changes on cash and cash equivalents	8,340	27,798	22,624

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(72,528)	19,790	120,285
Cash and cash equivalents at beginning of year	364,095	344,305	224,020

CASH AND CASH EQUIVALENTS AT END OF YEAR	$291,567	$364,095	$344,305

Cash paid during the year for:
Interest (net of amount capitalized)	$53,952	$63,194	$60,973

Income taxes	$23,446	$17,588	$13,508

NON-CASH FINANCING ACTIVITIES
In 2004, the Company exchanged 3,062,574 common shares, 599,944 preferred shares, warrants to purchase 6,994,059 common shares and $147,130 of long-term debt for $593,102 of existing debt and trust securities. See Note 7 for information regarding the equity-for-debt exchange.

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

1. Going Concern

The accompanying consolidated financial statements of Foster Wheeler Ltd., hereinafter referred to as “Foster Wheeler” or the “Company,” were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, including those resulting from asbestos-related liabilities, as well as the Company’s ability to maintain credit facilities and bonding capacity adequate to conduct its business. The Company incurred significant operating losses in each of the years in the three-year period ended December 31, 2004, and has a shareholders’ deficit of $513,283 as of December 31, 2004.

In 2004, the Company consummated an equity-for-debt exchange in which it issued common shares, preferred shares, warrants to purchase common shares and new notes in exchange for certain of its outstanding debt securities and trust securities. The exchange offer reduced the Company’s existing debt (excluding a reduction in deferred accrued interest of $31,128) by $437,041, improved the Company’s shareholders’ deficit by $448,136 and when combined with the proceeds from the issuance of the new notes that were used to repay amounts that were outstanding under a previous Senior Credit Facility, eliminated substantially all material scheduled corporate debt maturities prior to 2011. After completing the exchange, the Company had outstanding debt obligations of approximately $570,073 as of December 31, 2004. (Refer to Notes 7 and 8 for further details of the exchange and information regarding the Company’s outstanding indebtedness.)

In August of 2002, the Company negotiated a Senior Credit Facility that was comprised of a $71,000 term loan, a $69,000 revolving credit facility and a $149,900 letter of credit facility having an April 30, 2005 maturity date. In connection with the equity-for-debt exchange, the Company prepaid the term loan and amounts outstanding under the revolving credit facility. Accordingly, there were no borrowings outstanding under the Senior Credit Facility as of December 31, 2004. Letters of credit of $90,018 remained outstanding under the Senior Credit Facility as of December 31, 2004.

In March 2005, the Senior Credit Facility was replaced with a new 5-year $250,000 Senior Credit Agreement. The new Senior Credit Agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus a spread. Standby letters of credit issued under the new Senior Credit Agreement will carry a fixed price throughout the life of the facility. The Senior Credit Agreement is collateralized by the assets and/or the stock of certain of the Company’s domestic subsidiaries and certain of its foreign subsidiaries. The Company paid up-front fees to the lender of approximately $8,225 in conjunction with the execution of the Senior Credit Agreement. Such fees, paid predominately in the first quarter of 2005, have been deferred and will be amortized to expense over the life of the agreement.

The Company finalized a sale/leaseback arrangement for an office building at its corporate headquarters in the third quarter of 2002. Under this arrangement, the Company leases the facility for an initial non-cancelable period of 20 years. The long-term capital lease obligation of $45,280 as of December 31, 2004 is included in long-term debt in the accompanying consolidated balance sheet.

The new Senior Credit Agreement and the sale/leaseback arrangement have quarterly financial covenant compliance requirements. Management’s forecast indicates that the Company will be in compliance with the financial covenants throughout 2005. The forecast assumes a significant level of new contracts and improved performance on existing contracts. However, there can be no assurance that the Company will comply with the covenants. If the Company violates a covenant under the Senior Credit Agreement or the sale/leaseback arrangement, repayment of amounts outstanding under such agreements could be accelerated and the following borrowings outstanding could also be accelerated: the 2011 Senior Notes, the 2005 Senior Notes, the Convertible Subordinated Notes, the Trust Preferred Securities, the Subordinated Robbins Facility Exit

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

1. Going Concern — (Continued)

Funding Obligations, and certain of the special-purpose project debt facilities. The total amount of Foster Wheeler Ltd. debt that could be accelerated is $463,563 as of December 31, 2004. The Company would not be able to repay amounts borrowed if the payment dates were accelerated.

Holders of the Company’s new 2011 Senior Notes have a security interest in the stock, debt and assets of certain of Foster Wheeler Ltd.’s subsidiaries. The 2011 Senior Notes contain incurrence covenants that limit the Company’s ability to undertake certain actions including incurring debt, making certain payments and investments, granting liens, selling assets and entering into specific intercompany transactions, among others. Management monitors these covenants to ensure the Company remains in compliance with the indenture.

In connection with the exchange, the holders of the Company’s 2005 Senior Notes agreed to amend the indenture governing these notes to effectively eliminate the security interest previously held by the notes.

On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provided for up to $45,000 of additional revolving loans available to provide working capital. As of December 31, 2004, the facility remained undrawn. In December 2004, the U.K. subsidiaries gave notice canceling the revolving credit facility effective January 24, 2005.

Since January 15, 2002, the Company has exercised its right to defer payments on the Trust Preferred Securities. The aggregate liquidation amount of the Trust Preferred Securities at December 31, 2004 was $71,177 after completing the equity-for-debt exchange. See Note 7 to the consolidated financial statements for further details of the exchange offer. The previous Senior Credit Facility required the Company to defer the payment of the dividends on the Trust Preferred Securities and, accordingly, no dividends were paid during 2004 or 2003. As of December 31, 2004, the amount of dividends deferred plus accrued interest approximates $23,460. The Company intends to continue to defer payment of the dividends on the Trust Preferred Securities until January 15, 2007 — the full term allowed by the underlying agreement. Once the deferred dividend obligation has been satisfied, the Company has the right to defer subsequent dividend payments for an additional 20 consecutive quarters. The new Senior Credit Agreement requires the approval of the lenders to make payments on the Trust Preferred Securities to the extent such payments are not contractually required by the underlying Trust Preferred Securities agreements.

Global Power’s European Power subsidiary in Finland is a party to two Euro-denominated performance bond facilities with financial institutions that contain covenants. Obligations under both facilities are guaranteed by Foster Wheeler Ltd. The covenants include (i) a limitation on the amount of dividends to 75% of the subsidiary’s annual earnings and (ii) a requirement that the payment of dividends and certain restricted payments be subject to the subsidiary having minimum equity ratios, calculated as equity divided by total assets each as defined in the facilities. In addition, the facilities require the subsidiary to maintain a minimum equity ratio.

One of the performance bond facilities is dedicated to a specific project and, as of December 31, 2004, had performance bonds outstanding equivalent to $24,522 (none of which has been drawn as of such date). Covenants under this facility are tested quarterly. The second facility is a general performance bond facility and, as of December 31, 2004, had performance bonds outstanding in favor of several clients equivalent to $10,114 (none of which has been drawn).

As a result of operating losses at the foreign subsidiary during the second quarter of 2004, the equity of the Company’s subsidiary fell below the minimum equity ratios, breaching the covenants contained in the two performance bond facilities. On August 6, 2004 and August 9, 2004, the Company’s foreign subsidiary obtained waivers from the financial institutions providing the performance bond facilities.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

1. Going Concern — (Continued)

The waiver for the project-specific performance bond facility requires that the foreign subsidiary make no dividends or other restricted payments, including intercompany loans, debt service on existing intercompany loans, royalties, and management fees, for as long as the foreign subsidiary’s equity remains below the minimum equity ratio levels so long as the performance bonds are outstanding. The Company’s subsidiary remained below the minimum equity ratio as of December 31, 2004. On March 15, 2005, the bond expired and the banks funded the client and the Company reimbursed the banks. The bond is therefore no longer outstanding. It is the intention of the Company to issue a letter of credit under the new Senior Credit Agreement and thus recover the cash from the client.

The waiver for the general performance bond facility is effective through March 31, 2005. As of that date, approximately $4,900 is forecasted to be outstanding under the facility. The Company has provided a standby letter of credit to back up the general performance bond facility and intends to do so until such facility can be permanently replaced or the last performance bond issued thereunder has expired. Therefore, the Company believes this matter will not have an adverse impact on its forecasted liquidity. The foreign subsidiary’s inability to pay dividends and restricted payments because of its failure to remain in compliance with the minimum equity ratio covenant is reflected in the Company’s liquidity forecasts.

Management closely monitors liquidity and updates its U.S. liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, working capital needs and unused credit line availability. The Company’s cash flow forecasts continue to indicate that sufficient cash will be available to fund the Company’s U.S. and foreign working capital needs throughout 2005.

As of December 31, 2004, the Company had cash and cash equivalents, short-term investments, and restricted cash totalling $390,186, compared to $430,170 as of December 26, 2003. Of the $390,186 total at December 31, 2004, $319,612 was held by foreign subsidiaries. See Note 2 for additional details on cash and restricted cash balances.

The Company’s domestic operating entities are cash flow positive. However they do not generate sufficient cash flow to cover the costs related to the Company’s indebtedness, obligations to fund U.S. pension plans, and corporate overhead expenses. Consequently, the Company requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs and to service its debt. The Company’s current 2005 forecast assumes total cash repatriation from its non-U.S. subsidiaries of approximately $107,000 from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends. In 2004 and 2003, the Company repatriated approximately $77,000 and $100,000, respectively, from its non-U.S. subsidiaries.

There can be no assurance that the forecasted foreign cash repatriation will occur, as the non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of the Company’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. The repatriation of funds may also subject those funds to taxation. As a result of these factors, the Company may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries in the amount forecasted above.

Commercial operations under a domestic contract retained by the Company in connection with the sales of assets of the Foster Wheeler Environmental Corporation (“Environmental”), as described further in Note 21 to the consolidated financial statements, commenced in January 2004. The plant processes low-level nuclear waste for the U.S. Department of Energy (“DOE”). The Company funded the plant’s construction costs and operates the facility. The majority of the Company’s invested capital was recovered during the early stages of

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

1. Going Concern — (Continued)

processing the first stream of waste materials. This project successfully processed all quantities of the first waste stream of materials ahead of schedule and is currently finalizing the processing line for the second waste stream. In 2004, the project generated net cash flow of approximately $53,300. An additional $17,800 of capital recovery is dependent on the initial processing of the second waste stream of materials. This capital recovery is expected in 2005.

The Company’s inability to operate profitably and to generate cash flows from operations, its reliance on repatriated cash from its foreign subsidiaries to fund its domestic obligations, and its obligations to maintain minimum debt covenants to avoid possible acceleration of its debt, raises substantial doubt about the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of Foster Wheeler Ltd. and all significant domestic and foreign subsidiary companies. Intercompany transactions and balances have been eliminated.

The Company’s fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations. For domestic operations, 2004 included 53 weeks; 2003 and 2002 included 52 weeks.

Capital Alterations — On November 29, 2004, the Company’s shareholders approved a series of capital alterations including the consolidation of the authorized common share capital at a ratio of one-for-twenty and a reduction in the par value of the common shares and preferred shares. As a result of these capital alterations, all references to share capital, the number of shares, per share amounts, cash dividends, and any other reference to shares in the consolidated financial statements, unless otherwise noted, have been adjusted to reflect such capital alterations on a retroactive basis.

Reclassifications — Certain prior period financial statement amounts have been reclassified to conform with the current year presentation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts, customer and vendor claims, depreciation, employee benefit plans, taxes, asbestos litigation and expected recoveries and contingencies, among others.

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

Contracts in process are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances are presented as “estimated costs to complete long-term contracts.” The Company has

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. However, current estimates may be revised as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”) and Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” the Company reviews its contracts monthly. As a result of this process in 2004, 54 individual projects had final estimated profit revisions exceeding $1,000. These revisions resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs. The net aggregate dollar value of the accrued contract profit resulting from these estimate changes during 2004 amounted to $37,600. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings. As of December 31, 2004, the Company had recorded a commercial claims receivable of $3,946. The claims were recorded in the Company’s European operations. Additionally, the consolidated financial statements assume recovery of $11,000 in requests for equitable adjustment (“REA”) at December 31, 2004, of which $1,200 was recorded in contracts in process. The balance of $9,800 represents costs yet to be incurred. The REA relates primarily to a claim against a U.S. Government agency for a project currently being executed. The Company is currently discussing the details of the REA with the U.S. Government agency. If this claim were to be unsuccessful, the costs would be charged to cost of operating revenues. The Company had no commercial claims receivable or requests for equitable adjustment recorded as of December 26, 2003.

In certain circumstances, the Company may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs on receipt of the anticipated contract. If it is not probable that pre-contract costs will be recovered under a future contract, then these costs are expensed as incurred. Costs related to anticipated contracts, which are charged to expense because their recovery is not considered probable, are not subsequently reclassified to contract costs on the subsequent receipt of the contract. As of December 31, 2004, no pre-contract costs were deferred.

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

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of $225,861 are maintained by foreign subsidiaries as of December 31, 2004. These subsidiaries require a substantial portion of these funds to support their liquidity and working capital needs, as well as required minimum capitalization and contractual restrictions. Accordingly, these funds may not be readily available for repatriation to U.S. entities.

Short-term Investments — Short-term investments consist primarily of certificates of deposit and are classified as held to maturity under Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

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

Land, Buildings and Equipment — Depreciation is computed on a straight-line basis using composite estimated lives ranging from 10 to 50 years for buildings and from 3 to 35 years for equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in earnings.

Restricted Cash — The following table details the restricted cash held by the Company:

	December 31, 2004			December 26, 2003
	Foreign	Domestic	Total	Foreign	Domestic	Total

Held by special purpose entities and restricted for debt service payments	$245	$3,924	$4,169	$92	$3,884	$3,976
Collateralize letters of credit and bank guarantees	57,151	—	57,151	44,895	—	44,895
Client escrow funds	10,580	944	11,524	3,052	762	3,814

Total	$67,976	$4,868	$72,844	$48,039	$4,646	$52,685

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

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

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

As of December 31, 2004 and December 26, 2003, the Company had unamortized goodwill of $51,812 and $51,121, respectively. The increase in goodwill of $691 resulted from foreign currency translation gains. All of the goodwill is related to the Global Power Group. In accordance with SFAS No. 142, the Company is no longer amortizing goodwill, and in 2003 and 2004, the fair value of the reporting units exceeded the carrying amounts. The Company recognized $150,500 of impairment losses in 2002 related to the goodwill as a cumulative effect of a change in accounting principle. Of this total, $24,800 was associated with the Camden, New Jersey waste-to-energy facility and $77,000 was associated with the North American Power unit included in the operations of the Global Power Group. The fair value of the facility and the operating unit were estimated using the expected present value of future cash flows. The remaining $48,700 related to Foster Wheeler Environmental Corporation in the E&C Group. An impairment of the goodwill on this subsidiary was initially determined based upon indications of its market value from potential buyers. Based upon the market value, it was determined under step one that a potential impairment existed. The Company then completed step two and determined that a full write down of the goodwill was required. All of the other reporting units were also subjected to the first step of the goodwill impairment test.

As of December 31, 2004 and December 26, 2003, the Company had unamortized identifiable intangible assets of $69,690 and $71,568, respectively. The following table details amounts relating to those assets.

	As of December 31, 2004		As of December 26, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$37,392	$(15,622)	$36,703	$(13,802)
Trademarks	63,026	(15,106)	61,943	(13,276)

Total	$100,418	$(30,728)	$98,646	$(27,078)

Amortization expense related to patents and trademarks for fiscal years 2004, 2003, and 2002 was $3,650, $3,675, and $3,535, respectively. Amortization expense is expected to approximate $3,600 each year in the next five years.

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

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Investment tax credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. In 2003, to the extent such credits were not currently utilized on the Company’s tax return, deferred tax assets, as adjusted for any valuation allowance, were recognized for the carryforward amounts.

Provision is made for federal income taxes which may be payable on foreign subsidiary earnings to the extent that the Company anticipates they will be remitted. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be, permanently reinvested (and for which no federal income tax has been provided) aggregated $223,330 as of December 31, 2004. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

The Company is in the process of reviewing the foreign earnings repatriation provision of the American Jobs Creation Act of 2004 (the “Act”). The review is not yet complete due to the complexity of the provision as it relates to the structure of the Company’s unrepatriated foreign earnings. Given the effective foreign tax rates applicable to the Company’s unrepatriated earnings as well as certain restrictions in the Act concerning the definitions of extraordinary dividends and U.S. investment, it is currently considered unlikely that the Company will change its existing repatriation practices as a result of the Act. The Company’s evaluation is expected to be completed in the second quarter of 2005.

Restricted Net Assets — Global Power’s European Power subsidiary in Finland is a party to two Euro-denominated performance bond facilities with financial institutions that contain covenants. Obligations under both facilities are guaranteed by Foster Wheeler Ltd. The covenants include (i) a limitation on the amount of dividends to 75% of the subsidiary’s annual earnings and (ii) a requirement that the payment of dividends and certain restricted payments be subject to the subsidiary having minimum equity ratios, calculated as equity divided by total assets each as defined in the facilities. In addition, the facilities require the subsidiary to maintain a minimum equity ratio.

One of the performance bond facilities is dedicated to a specific project and, as of December 31, 2004, had performance bonds outstanding equivalent to $24,522 (none of which has been drawn as of such date). Covenants under this facility are tested quarterly. The second facility is a general performance bond facility and, as of December 31, 2004, had performance bonds outstanding in favor of several clients equivalent to $10,114 (none of which has been drawn).

As a result of operating losses at the foreign subsidiary during the second quarter of 2004, the equity of the Company’s subsidiary fell below the minimum equity ratios, breaching the covenants contained in the two performance bond facilities. On August 6, 2004 and August 9, 2004, the Company’s foreign subsidiary obtained waivers from the financial institutions providing the performance bond facilities.

The waiver for the project-specific performance bond facility requires that the foreign subsidiary make no dividends or other restricted payments, including intercompany loans, debt service on existing intercompany loans, royalties, and management fees, for as long as the foreign subsidiary’s equity remains below the minimum equity ratio levels so long as the performance bonds are outstanding. The Company’s subsidiary remained below the minimum equity ratio as of December 31, 2004. On March 15, 2005, the bond expired and the banks funded the client and the Company reimbursed the banks. The bond is therefore no longer outstanding. It is the intention of the Company to issue a letter of credit under the new Senior Credit Agreement and thus recover the cash from the client.

The waiver for the general performance bond facility is effective through March 31, 2005. As of that date, approximately $4,900 is forecasted to be outstanding under the facility. The Company has provided a

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

standby letter of credit to back up the general performance bond facility and intends to do so until such facility can be permanently replaced or the last performance bond issued thereunder has expired.

Therefore, the Company believes this matter will not have an adverse impact on its forecasted liquidity. The foreign subsidiary’s inability to pay dividends and restricted payments because of its failure to remain in compliance with the minimum equity ratio covenant is reflected in the Company’s liquidity forecasts.

Foreign Currency — Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and income and expenses and cash flows at monthly weighted-average exchange rates.

	For the Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002

Cumulative translation adjustment at beginning of year	$(78,395)	$(85,157)	$(107,398)
Current year foreign currency adjustment	27,155	6,762	22,241

Cumulative translation adjustment at end of year	$(51,240)	$(78,395)	$(85,157)

Foreign currency transaction (loss)/gains	$(83)	$1,700	$2,900

Foreign currency transaction (loss)/gains, net of tax	$(54)	$1,100	$1,900

Earnings per Share — In accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128,” the Company uses the two-class method to allocate earnings to the holders of the preferred shares when computing basic and diluted earnings per share for the common shareholders. However, losses will not be allocated to holders of the preferred shares for purposes of calculating earnings per share since the preferred shareholders are not required to fund losses. There were 75,484 preferred shares outstanding as of December 31, 2004, which are convertible into 4,906,441 common shares at the option of the preferred shareholder. See Note 13 for further information regarding the preferred shares.

Basic per share data has been computed based on the weighted-average number of common shares outstanding. Non-vested restricted common shares of 1,351,846 have been excluded from the computation of the weighted-average number of common shares outstanding. Restricted common shares will be included in the weighted-average number of common shares outstanding as such shares vest. See Note 14 for further information regarding the restricted shares.

There is no impact of outstanding stock options, warrants to purchase common shares, convertible securities, and the non-vested portion of restricted common shares and restricted common share awards on the computation of diluted per share data since the Company reported a net loss for all periods presented. See the following table of potentially dilutive securities.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

	For the Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002

Options to purchase common shares not included in the computation of diluted earnings per share due to their antidilutive effect	2,828,570	5,857	193,868

Warrants to purchase common shares not included in the computation of diluted earnings per share due to their antidilutive effect	9,941,292	—	—

Options to purchase common shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price	405,056	412,376	240,887

Common shares on convertible subordinated notes not included in the computation of diluted earnings per share due to their antidilutive effect	9,565	654,288	654,288

Unvested portion of restricted common shares and restricted common share awards not included in the computation of diluted earnings due to their antidilutive effect	1,901,810	—	—

Stock Option Plans — The Company has three fixed-option plans that reserve shares of common stock for issuance to executives, key employees and directors. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” The Company continues to account for stock options granted to employees and directors using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation costs for the Company’s stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	For the Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002

Net loss — as reported	$(285,294)	$(157,063)	$(525,219)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards net of taxes of $210 in 2004, $127 in 2003 and $31 in 2002.	2,679	2,114	1,722

Net loss — pro forma	$(287,973)	$(159,177)	$(526,941)

Loss per share — basic and diluted:
As reported	$(57.84)	$(76.53)	$(256.47)
Pro forma	$(58.38)	$(77.56)	$(257.32)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	50.00%	88.23%	83.62%
Risk free interest rate	2.99%	3.22%	2.90%
Expected life (years)	3	5	5

Recent Accounting Developments — In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In May 2004, the FASB issued a FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on accounting for the effects of the Medicare Act for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. The provisions of FSP No. 106-2 were effective for the Company’s interim period ending September 24, 2004. Based upon the proposed regulations of the Medicare Act, the Company concluded that the benefits provided by the plan were actuarially equivalent to Medicare Part D under the Medicare Act. Accordingly, the Company reflected the impact of the Medicare Act prospectively as of the start of the third quarter 2004. The impact of the Medicare Act resulted in decreases in the accumulated postretirement benefit obligation of approximately $9,100 and in the annual net periodic postretirement benefit costs for 2004 of approximately $900. On January 21, 2005, final regulations related to the Medicare Act were issued. The Company has not yet determined the effect of the final regulations on the Company’s accumulated postretirement benefit obligation and net periodic postretirement benefit costs.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the consolidated statement of operations and comprehensive loss based on their fair values. Prior to SFAS No. 123R, the Company adopted the disclosure-only provisions of SFAS No. 123 and therefore only certain pro forma disclosures of the fair value of share-based payments were required in the notes to the consolidated financial statements. SFAS No. 123R provides for the adoption of the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, share-based employee compensation cost would be recognized from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, employee compensation cost would be recognized for periods presented prior to the adoption of the proposed standard in accordance with the original provisions of SFAS No. 123; that is, employee compensation cost would be recognized in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. Adoption of the provisions of SFAS No. 123R is effective as of the beginning of the Company’s quarter ending September 30, 2005. The Company is still evaluating the method of adoption and the impact that the adoption of SFAS No. 123R will have on its consolidated financial position and results of operations.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

2. Summary of Significant Accounting Policies — (Continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, SFAS No. 153 provides that exchanges of nonmonetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the consolidated financial statements of the Company.

3. Accounts and Notes Receivable

The following table shows the components of trade accounts and notes receivable:

	December 31, 2004	December 26, 2003

From long-term contracts:
Amounts billed due within one year	$251,866	$332,135

Retention:
Billed:
Estimated to be due in:
2004	—	30,502
2005	18,098	21,338
2006	6,282	656
2007	1,654	—
2008	—	—
2009	3,417	—

Total billed	29,451	52,496

Unbilled:
Estimated to be due in:
2004	—	79,937
2005	115,046	669
2006	954	—
2007	—	2,699
2008	4,019	—

Total unbilled	120,019	83,305

Total retentions	149,470	135,801

Total receivables from long-term contracts	401,336	467,936
Other trade accounts and notes receivable	10,063	20,480

	411,399	488,416
Less allowance for doubtful accounts	23,199	37,406

Trade accounts and notes receivable, net	$388,200	$451,010

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

3. Accounts and Notes Receivable — (Continued)

The following table shows the components of non-trade accounts and notes receivable:

	December 31, 2004	December 26, 2003

Asbestos insurance claims receivable	$96,900	$60,000
Foreign refundable value-added tax	3,061	13,637
Other	18,335	31,767

Non-trade accounts and notes receivable	$118,296	$105,404

4. Contracts in Process and Inventories

The following table shows the elements included in contracts in process as related to long-term contracts:

	December 31, 2004	December 26, 2003

Contracts in Process:
Costs plus accrued profits less earned revenues on contracts currently in process	$207,621	$238,645
Less: progress payments	40,624	72,142

Net	$166,997	$166,503

Costs of inventories are shown below:

	December 31, 2004	December 26, 2003

Inventories:
Materials and supplies	$6,651	$5,098
Finished goods	429	1,692

Total	$7,080	$6,790

5. Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	December 31, 2004	December 26, 2003

Land and land improvements	$24,052	$24,057
Buildings	137,346	142,608
Equipment	458,356	450,941
Construction in progress	1,192	5,123

Land, buildings and equipment	620,946	622,729
Less: accumulated depreciation	340,641	313,114

Net book value	$280,305	$309,615

Depreciation expense for the years 2004, 2003, and 2002 was $28,447, $31,214 and $54,492, respectively.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

6. Equity Interests

The Company owns a non-controlling equity interest in two electric power generation projects and one waste-to-energy project in Italy and a refinery/electric power generation project in Chile. Two of the projects in Italy are each 42% owned while the third is 49% owned by the Company. In 2004, the Company entered into a binding agreement to sell 10% of its minority equity interest in the third Italian project. The project in Chile is 85% owned by the Company; however, the Company does not have a controlling financial interest in the Chilean project. Following is summarized financial information for the Company’s equity affiliates combined, as well as the Company’s interest in the affiliates.

	December 31, 2004		December 26, 2003
	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Balance Sheet Data:
Current assets	$149,346	$23,456	$95,977	$23,891
Other assets (primarily buildings and equipment)	414,779	175,653	409,267	185,315
Current liabilities	41,003	17,179	32,735	17,188
Other liabilities (primarily long-term debt)	404,802	113,567	385,047	121,362
Net assets	118,320	68,363	87,462	70,656

	For the Year Ended
	December 31, 2004		December 26, 2003		December 27, 2002
	Italian Projects	Chilean Project	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Income Statement Data:
Total revenues	$244,225	$41,137	$219,818	$39,114	$171,565	$38,425
Gross earnings	60,108	20,152	56,699	20,739	43,133	20,777
Income before income taxes	43,947	11,229	38,405	10,712	31,358	10,087
Net earnings	26,664	8,787	23,144	8,891	17,648	8,372

The Company’s share of the net earnings of equity affiliates, which are recorded within other income on the consolidated statement of operations and comprehensive loss, totaled $20,636, $17,142 and $14,006 for the years ended December 31, 2004, December 26, 2003 and December 27, 2002, respectively. The Company’s investment in the equity affiliates totaled $109,106 and $98,651 as of December 31, 2004 and December 26, 2003, respectively. Dividends of $9,221 and $7,997 were received during the years ended December 31, 2004 and December 26, 2003, respectively.

The Company has guaranteed certain performance obligations of these projects. The Company’s contingent obligations under the guarantees for three of the projects are approximately $1,300 in total. The contingent obligation for the fourth project is capped at approximately $10,300 over the twelve-year life of the project’s financing; to date, no amounts have been paid under this guarantee. The Company has also provided a guarantee of $5,200 representing 49% of the debt service reserve letter of credit providing liquidity should the performance of the fourth project be insufficient to cover the debt service payments. Finally, the Company has provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the Chilean project be insufficient to cover the debt service payments. No amounts have been drawn under the letter of credit.

The undistributed retained earnings of the Company’s equity investees amounted to approximately $42,087 and $28,765 at December 31, 2004 and December 26, 2003, respectively.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

7. Equity-for-Debt Exchange

In 2004, the Company consummated an equity-for-debt exchange in which it issued common shares, preferred shares, warrants to purchase common shares and new senior notes due 2011 in exchange for certain of its outstanding debt securities and trust securities. The exchange reduced the Company’s existing debt (excluding a reduction in deferred accrued interest of $31,128) by $437,041, improved the Company’s shareholders’ deficit by $448,136 and when combined with the proceeds from the issuance of the new notes that were used to repay amounts that were outstanding under the previous Senior Credit Facility, eliminated substantially all material scheduled corporate debt maturities prior to 2011. The exchange offer resulted in an aggregate $623,190 increase in capital stock and paid-in capital, which was partially offset by a $175,054 charge to income. The pretax charge, which was substantially non-cash, related primarily to the exchange of Convertible Subordinated Notes tendered in the exchange offer.

Accounting for the Equity-for-Debt Exchange:

The following table summarizes the impact of the exchange offer:

	2005 Senior Notes	Robbins Bonds	Convertible Notes	Trust Securities	Senior Credit Facility	2011 Senior Notes	Total Change

Current Liabilities:
Current installments on long-term debt	$—	$(1,676)	$—	$—	$(115,869)	$—	$(117,545)

Total current liabilities	—	(1,676)	—	—	(115,869)	—	(117,545)

Long-term debt	(188,628)	(92,045)	(206,930)	(103,823)	—	271,930	(319,496)
Deferred accrued interest on subordinated deferrable interest debentures	—	—	—	(31,128)	—	—	(31,128)

Total Liabilities	$(188,628)	$(93,721)	$(206,930)	$(134,951)	$(115,869)	$271,930	$(468,169)

Shareholders’ Deficit:
Preferred shares	$1	$2	$3	$—	$—	$—	$6
Common shares	4	8	17	2	—	—	31
Paid-in capital	54,776	101,388	406,117	60,872	—	—	623,153
Accumulated deficit	(15,324)	(10,080)	(205,340)	66,352	(5,862)	(4,800)	(175,054)

Total Shareholders’ Deficit	$39,457	$91,318	$200,797	$127,226	$(5,862)	$(4,800)	$448,136

Details of the exchange by individual debt instrument are as follows:

Senior Notes at 6.75% interest, due November 15, 2005 (“2005 Senior Notes”) — The Company exchanged approximately 434,788 common shares, approximately 82,430 preferred shares and $141,471 principal amount of Senior Notes at 10.359% due September 15, 2011 (“2011 Senior Notes”) for $188,628 of 2005 Senior Notes. This resulted in a pretax charge of $15,324, comprised of a non-cash loss on the exchange of $13,283 (including a premium on the 2011 Senior Notes of $5,659), transaction-related costs of $1,825 and the write-off of unamortized issuance costs of $216. The Company recorded the $5,659 premium since the fair value of the 2011 Senior Notes was determined to be 104% of principal. The Company also capitalized $750 of issuance costs on the 2011 Senior Notes.

Subordinated Robbins Facility Exit Funding Obligations (“Robbins Bonds”) — The Company exchanged approximately 808,327 common shares and approximately 152,520 preferred shares for $93,721 of Robbins Bonds. The Company recorded a pretax charge of $10,080, including a non-cash loss on the exchange of $7,676 and transaction-related costs of $2,404.

Convertible Subordinated Notes at 6.50% interest, due 2007 (“Convertible Notes”) — The Company exchanged approximately 1,661,648 common shares and approximately 313,913 preferred shares for $206,930 of Convertible Notes. As a result of the exchange, the Company recorded a pretax charge of $205,340, including non-cash conversion expense of $202,616 as required by SFAS No. 84, “Induced

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

7. Equity-for-Debt Exchange — (Continued)

Conversions of Convertible Debt,” and transaction-related costs of $2,724. Additionally, the Company charged unamortized issuance costs of $3,409 against paid-in capital.

Mandatorily Redeemable Preferred Securities (“Trust Securities”) — The Company exchanged approximately 157,811 common shares, approximately 51,081 preferred shares and warrants to purchase approximately 6,994,059 common shares for $103,823 of Trust Securities. In conjunction with the exchange, the Company recorded a pretax gain of $66,352, including a non-cash gain on exchange of $74,075 less transaction-related costs of $4,244 and the write-off of unamortized issuance costs of $3,479.

Senior Credit Facility (Term Loan and Revolving Credit Portions) — Concurrent with the exchange offer, the Company also completed a $120,000 private offering of 10.359% Senior Notes due 2011, Series B. The proceeds of the private offering were used to repay the amounts outstanding under the term loan and revolving credit portions of the previous Senior Credit Facility totaling $115,869. In conjunction with this transaction, the Company recorded a non-cash pretax charge of $5,862, including the write-off of unamortized issuance costs of $1,599 and unamortized bank fees of $4,263. The Company also recorded a premium of $4,800 since the 2011 Senior Notes-Series B fair value was determined to be 104% of principal. Finally, the Company capitalized $966 of issuance costs on the 2011 Senior Notes-Series B.

As of December 31, 2004, after reflecting the results of the exchange offer, the Company had aggregate indebtedness of $570,073. See Note 8 for further information relating to the Company’s indebtedness.

The following table summarizes the capital share activity associated with the exchange offer:

	Units	Common Share Equivalents

Capital Share Activity
Pre-exchange balance	2,038,578	2,038,578
Common shares issued in conjunction with exchange offer	3,062,574	3,062,574
Preferred shares issued in conjunction with exchange offer	599,944	38,996,342
Warrants to purchase common shares issued to Trust Preferred Security holders	4,152,914	6,994,059
Warrants to purchase common shares distributed to existing common shareholders	40,771,560	2,947,233

Post-exchange balance		54,038,786

The Company issued approximately 3,062,574 common shares and approximately 599,944 preferred shares in connection with the exchange offer. Each preferred share is convertible into 65 common shares. See Note 13 for information regarding the preferred shares.

The Company issued 4,152,914 Class A stock purchase warrants to Trust Preferred Security holders that tendered into the exchange offer. In addition, the Company also distributed 40,771,560 Class B stock purchase warrants to the holders of record of the Company’s common shares at the close of business on September 23, 2004. See Note 16 for information regarding the stock purchase warrants.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

8. Long-term Debt

The following table shows the components of long-term debt:

	December 31, 2004			December 26, 2003
	Current	Long-term	Total	Current	Long-term	Total

Senior Credit Facility (average interest rate: 2004 — n/a; 2003 — 7.16%)	$—	$—	$—	$—	$128,163	$128,163
Senior Notes at 6.75% interest, due November 15, 2005	11,372	—	11,372	—	200,000	200,000
Senior Notes at 10.359% interest, due September 15, 2011	—	271,643	271,643	—	—	—
Convertible Subordinated Notes at 6.50% interest, due 2007	—	3,070	3,070	—	210,000	210,000
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	14	69	83	1,690	10,440	12,130
1999C Bonds at 7.25% interest, due October 15, 2024	—	20,491	20,491	—	77,155	77,155
1999D Bonds at 7% interest, due October 15, 2009	—	233	233	—	23,994	23,994
Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest Debentures	—	—	—	—	175,000	175,000
Subordinated Deferrable Interest Debentures	—	71,177	71,177	—	—	—
Special-Purpose Project Debt:
Martinez Cogen Limited Partnership	7,280	7,980	15,260	6,627	15,260	21,887
Foster Wheeler Coque Verde, L.P.	2,975	32,151	35,126	2,656	35,126	37,782
Camden County Energy Recovery Associates	8,959	59,936	68,895	8,613	68,895	77,508
Capital Lease Obligations	990	66,297	67,287	1,322	62,373	63,695
Other	3,624	1,812	5,436	192	5,566	5,758

Total	$35,214	$534,859	$570,073	$21,100	$1,011,972	$1,033,072

Senior Credit Facility — In August of 2002, the Company negotiated a Senior Credit Facility that was comprised of a $71,000 term loan, a $69,000 revolving credit facility and a $149,900 letter of credit facility having an April 30, 2005 maturity date. The term loan and borrowings under the revolving credit facility bear interest at the Company’s option of (a) LIBOR plus 6% or (b) the Base Rate plus 5.00%. The “Base Rate” refers to the higher of (i) the Bank of America prime rate or (ii) the Federal Funds rate plus 0.5%.

In connection with the equity-for-debt exchange, the Company repaid in full the term loan and amounts outstanding under the revolving credit facility. Accordingly, there were no borrowings outstanding under the term loan and revolving credit facility as of December 31, 2004. The Company had letters of credit outstanding of $90,018 as of December 31, 2004. In March 2005, the Company replaced the Senior Credit Facility with a new 5-year Senior Credit Agreement.

The Company obtained amendments to the Senior Credit Facility to provide covenant relief and to allow for the equity-for-debt exchange. These amendments are described below.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

8. Long-term Debt — (Continued)

The Senior Credit Facility required prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retained the first $77,000 of such amounts before retaining a 50% share of the balance. The $77,000 threshold was exceeded during the second quarter of 2003 and principal repayments of $14,100 were made on the term loan in 2003 and 2004.

Amendment No. 1 to the Senior Credit Facility, obtained on November 8, 2002, provided for the exclusion of certain gross pretax charges recorded by the Company in the third quarter of 2002 for covenant calculation purposes. The amendment further provided that certain pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred.

Amendment No. 2 to the Senior Credit Facility, entered into on March 24, 2003, modified (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment, the Company made a prepayment of principal in the aggregate amount of $10,000 in March 2003.

Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the equity-for-debt exchange, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. The terms of the amendment called for the Company to pay a fee equal to 5% of the lenders’ credit exposure since it had not made a required prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. The Company paid the required fee of $13,600 on March 31, 2004. The annual interest rate on borrowings under the Senior Credit Facility increased each quarter until the term loan and revolving credit facility were repaid as part of the equity-for-debt exchange.

Amendment No. 4 to the Senior Credit Facility, entered into on October 30, 2003, modified certain definitions and representations to allow for the maintenance and administration of certain bank accounts of the Company.

Amendment No. 5 to the Senior Credit Facility, entered into on May 14, 2004, amended and waived certain affirmative and negative covenants necessary to permit the equity-for-debt exchange as well as to allow for a reduction of $25,000 in the letter of credit facility. In consideration for the amendments and waivers obtained in this amendment, the Company was obligated to pay a fee equal to 1.25% of the lenders’ outstanding letter of credit exposure as of November 30, 2004 and a further fee equal to 0.75% of the lenders’ outstanding letter of credit exposure for each additional month thereafter through the expiration date of the Senior Credit Facility of April 30, 2005. As noted above, the Company voluntarily terminated the facility in March 2005. The Company paid fees totaling $4,375 related to the letters of credit outstanding for the period November 30, 2004 through February 2005.

New Senior Credit Agreement — In March 2005, the Senior Credit Facility was replaced with a new 5-year $250,000 Senior Credit Agreement. The new Senior Credit Agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus a spread. Standby letters of credit issued under the new Senior Credit Agreement will carry a fixed price throughout the life of the facility. The Senior Credit Agreement is collateralized by the assets and/or the stock of certain of the Company’s domestic subsidiaries and certain of its foreign subsidiaries. The Company paid up-front fees to the lender of approximately $8,225 in conjunction with the execution of the Senior Credit Agreement. Such fees, paid predominately in the first quarter of 2005, have been deferred and will be amortized to expense over the life of the agreement.

The new Senior Credit Agreement requires the Company to maintain certain ratios, including a leverage ratio, a fixed charge coverage ratio and a minimum liquidity level. Compliance with the first two covenants is measured quarterly. The leverage ratio compares total indebtedness, as defined in the new Senior Credit Agreement, to EBITDA, as defined. The leverage ratio must be less than the levels specified in the new

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

8. Long-term Debt — (Continued)

Senior Credit Agreement. The fixed charge coverage ratio compares EBITDA to total fixed charges, as defined and must be greater than the levels specified in the new Senior Credit Agreement. The Company must be in compliance with the minimum liquidity level covenant at any time. Management’s 2005 forecast indicates that the Company will be in compliance with the financial covenants contained in the new Senior Credit Agreement.

The Senior Credit Agreement also requires the Company to prepay the facility in certain circumstances from proceeds of assets sales and the issuance of debt.

2005 Senior Notes — The Company, through its subsidiary Foster Wheeler LLC, issued $200,000 of 2005 Senior Notes in the public market, bearing interest at a fixed rate of 6.75% per annum, payable semi-annually, and maturing on November 15, 2005. The 2005 Senior Notes were issued under an indenture between the Company and BNY Midwest Trust Company. The 2005 Senior Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements.

As part of the equity-for-debt exchange consummated in 2004, the Company exchanged common shares, preferred shares and $141,471 principal amount of 2011 Senior Notes for $188,628 of 2005 Senior Notes. After giving effect to the exchange, $11,372 of 2005 Senior Notes remains outstanding as of December 31, 2004. Such notes mature on November 15, 2005. Also, in connection with the exchange, the holders of the 2005 Senior Notes agreed to amend the indenture governing these notes to effectively eliminate the security interest previously held by the 2005 Senior Notes. See Note 7 for further details of the equity-for-debt exchange.

2011 Senior Notes — As noted above, the Company exchanged common shares, preferred shares and $141,471 principal amount of 2011 Senior Notes for $188,628 of 2005 Senior Notes as part of the equity-for-debt exchange. In conjunction with the issuance of the 2011 Senior Notes, the Company recorded a premium of $5,659 since the fair value of the 2011 Senior Notes was 104% of principal. See Note 7 for further details of the equity-for-debt exchange.

The 2011 Senior Notes bear interest at 10.359% per annum, payable semi-annually in arrears on March 15 and September 15, commencing March 15, 2005. As a result of the premium, the effective interest rate on the 2011 Senior Notes is 9.5602%. Holders of the 2011 Senior Notes have a security interest in the stock, debt and assets of certain of Foster Wheeler Ltd.’s subsidiaries. The 2011 Senior Notes contain incurrence covenants that must be met should the Company choose to undertake certain actions including incurring debt, making certain payments and investments, granting liens, selling assets and entering into specific intercompany transactions, among others. Management monitors these covenants to ensure the Company remains in compliance with the indenture.

Concurrent with the equity-for-debt exchange, the Company completed a $120,000 private offering of Senior Notes at 10.359% due September 2011, Series B (the “Private Notes”). The proceeds of the Private Notes offering were used to repay the amounts outstanding under the term loan and revolving credit portions of the Senior Credit Facility totaling $115,869. The Company recorded a premium of $4,800 on the offering since the fair value of the Private Notes was 104% of principal. As a result of the premium, the effective interest rate on the Private Notes is 9.5602%.

Subsequently, the Company exchanged all Private Notes for registered 2011 Senior Notes. As of December 31, 2004, there were $271,643 of 2011 Senior Notes outstanding, including $10,172 of unamortized premium.

Convertible Notes — In May and June 2001, the Company issued Convertible Notes having an aggregate principal amount of $210,000. The Convertible Notes are due in 2007 and bear interest at 6.50% per annum, payable semi-annually on June 1 and December 1 of each year, commencing December 2001.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

8. Long-term Debt — (Continued)

The Convertible Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company.

As part of the equity-for-debt exchange, the Company exchanged common shares and preferred shares for $206,930 of Convertible Notes. After giving effect to the exchange offer, $3,070 of Convertible Notes remain outstanding as of December 31, 2004. The Convertible Notes are convertible into common shares at an initial conversion rate of 3.10655 common shares per $1,000 principal amount, or approximately $321.90 per common share, subject to adjustment under certain circumstances. See Note 7 for further details of the equity-for-debt exchange.

Robbins Bonds — In connection with the restructuring of debt incurred to finance construction of a waste-to-energy facility in the Village of Robbins, Illinois, Foster Wheeler entered into certain subordinated obligations. The subordinated obligations include 1999C Bonds due October 15, 2009 (the “1999C Bonds due 2009”), 1999C Bonds due October 15, 2024 (the “1999C Bonds due 2024”) and 1999D Accretion Bonds due October 15, 2009 (the “1999D Bonds”).

As part of the equity-for-debt exchange, the Company exchanged common shares and preferred shares for $93,721 of Robbins Bonds. After giving effect to the exchange, $83 of 1999C Bonds due 2009, $20,491 of 1999C Bonds due 2024 and $233 of 1999D Bonds remain outstanding as of December 31, 2004. See Note 7 for further details of the equity-for-debt exchange.

The 1999C Bonds due 2009 and the 1999C Bonds due 2024 bear interest at 7.25% and are subject to mandatory sinking fund reduction prior to maturity at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date. The total amount of 1999D Bonds due on October 15, 2009 is $325.

Trust Securities — FW Preferred Capital Trust I (the “Capital Trust”) is a 100% indirectly owned finance subsidiary of the Company which issued a $175,000 of Trust Securities. The Capital Trust invested the proceeds from the Trust Securities in an equal principal amount of 9.0% junior subordinated deferrable interest debentures (the “Debentures”) of Foster Wheeler LLC.

Prior to December 27, 2003 the Capital Trust was consolidated in the financial statements of the Company and the Trust Securities were reported as Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest Debentures in the consolidated financial statements. The accumulated undistributed quarterly distributions were presented on the consolidated balance sheet as Deferred Accrued Mandatorily Redeemable Preferred Security Distributions of Subsidiary Trust. The Mandatorily Redeemable Preferred Security Distributions of Subsidiary Trust were included within interest expense in the consolidated statement of operations and comprehensive loss.

In 2004, the Company adopted FIN 46 for variable interest entities formed prior to February 1, 2003. In accordance with the provisions of FIN 46, the Company determined that (i) the Capital Trust is a variable interest entity and (ii) the Company is not the primary beneficiary. Accordingly, the Company de-consolidated the Capital Trust as of December 27, 2003. The Company’s consolidated financial statements now reflect Foster Wheeler LLC’s obligations to the Capital Trust as Subordinated Deferrable Interest Debentures and Deferred Accrued Interest on Subordinated Deferrable Interest Debentures. The interest expense on the Debentures is presented in the consolidated statement of operations and comprehensive loss as interest expense.

Foster Wheeler Ltd. and Foster Wheeler LLC fully and unconditionally guarantee the Trust Securities. These Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15, and January 15 of each year. Such distributions may be deferred for periods up to five years during which time additional interest accrues

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

8. Long-term Debt — (Continued)

at 9.0%. In accordance with this provision, the Company has deferred all quarterly distributions beginning with the distribution due on January 15, 2002. The maturity date is January 15, 2029. Foster Wheeler can redeem these Trust Securities on or after January 15, 2004. The new Senior Credit Agreement requires the approval of the lenders to make payments on the Trust Securities to the extent such payments are not contractually required by the underlying Trust Securities agreements.

As part of the equity-for-debt exchange, the Company issued common shares, preferred shares and warrants to purchase common shares in exchange for Trust Securities. In conjunction with the exchange, the Capital Trust recorded a $103,823 reduction in the Trust Securities and a $31,128 reduction in Deferred Accrued Mandatorily Redeemable Preferred Security Distributions Payable. The Capital Trust also recorded a corresponding reduction in the Debentures and accrued interest receivable. After giving effect to the exchange, $71,177 of Trust Securities remains outstanding as of December 31, 2004. See Note 7 for further details of the equity-for-debt exchange.

Special-Purpose Project Debt —Special-purpose project debt represents debt incurred to finance the construction of cogeneration facilities or waste-to-energy projects, which are majority-owned by the Company. The notes and/or bonds are collateralized by certain assets of each project. The Company’s obligations with respect to this debt are limited to guaranteeing the operating performance of the projects.

The Martinez Cogen Limited Partnership debt of $15,260 represents a note under a bank credit facility to a limited partnership whose general partner is a special-purpose subsidiary. The interest on the note, which varies based on one of several money market rates, is due semi-annually through July 30, 2006. The note matures on July 30, 2006. The project is located in California.

The Foster Wheeler Coque Verde debt of $35,126 represents senior secured notes. The notes bear interest at 11.443%, due annually April 15, 2004 through 2015, and mature on April 15, 2015. The notes are collateralized by certain revenues and assets of a special- purpose subsidiary, which is the indirect owner of the project in Chile.

The Camden County Energy Recovery Associates debt of $68,895 represents Solid Waste Disposal and Resource Recovery System Revenue Bonds. The bonds bear interest at rates varying between 7.125% and 7.5%, due annually December 1, 2004 through 2010, and mature on December 1, 2010. The bonds are collateralized by a pledge of certain revenues and assets of the project, but not the plant. The project is located in New Jersey.

Capital Leases — During 2002, the Company entered into sale-leaseback transactions for office buildings in both Finland and the United States. The transactions qualified as capital leases. In 2004, the Company entered into a capital lease for an office building in South Africa. Assets under capital leases are summarized as follows:

	December 31, 2004	December 26, 2003

Buildings and improvements	$45,306	$38,522
Less: accumulated amortization	5,222	1,276

Net assets under capital leases	$40,084	$37,246

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

8. Long-term Debt — (Continued)

The following are the minimum lease payments to be made in each of the years indicated for the capital leases in effect as of December 31, 2004:

Fiscal year:
2005	$7,529
2006	7,954
2007	7,519
2008	7,678
2009	7,943
Thereafter	126,147
Less: Interest	(97,483)
Net minimum lease payments under capital leases	67,287

Less: current portion of net minimum lease payments	990

Long-term net minimum lease payments	$66,297

Other — On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provided for up to $45,000 of additional revolving loans available to provide working capital. As of December 31, 2004, the facility remained undrawn. In December 2004, the U.K. subsidiaries gave notice canceling the revolving credit facility effective January 24, 2005.

Interest Costs — Interest costs incurred in 2004, 2003, and 2002 were $94,622, $95,791 and $84,396, respectively, of which $0, $307 and $1,368, respectively, were capitalized.

Aggregate Maturities — Aggregate principal repayments and sinking fund requirements of long-term debt, excluding payments on capital lease obligations and premium amortization on the 2011 Senior Notes of $10,172, over the next five years as of December 31, 2004 are as follows:

Fiscal year:
2005	$34,224
2006	22,250
2007	16,059
2008	13,810
2009	14,841
Thereafter	391,430

Total	$492,614

9. Pensions and Other Postretirement Benefits

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

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

9. Pensions and Other Postretirement Benefits — (Continued)

The Company also has a non-qualified, unfunded supplemental executive retirement plan (“SERP”) which covers certain employees. In April 2003, the Company froze the SERP and issued letters of credit totaling $2,250 to certain employees to support its obligations under the SERP. As of December 31, 2004, the Company had $870 of such letters of credit outstanding.

On April 10, 2003, the Board of Directors approved changes to the Company’s domestic employee benefits program, including the pension, postretirement medical, and 401(k) plans. The changes were made following an independent review of the Company’s domestic employee benefits which assessed the Company’s benefit program against that of the marketplace and its competitors.

The principal changes consist of the following: the domestic pension plan was frozen as of May 31, 2003, which means participants will not be able to increase the amount earned under the terms of the plan; the postretirement medical plan was frozen and will be available on a subsidized premium basis only to currently active employees who reached the age of 40 on May 31, 2003; and the 401(k) plan was enhanced to increase the level of employer matching contribution. The net effect of these changes improves the financial condition of the Company through reduced costs and reduced cash outflow in future years.

Domestic subsidiaries of the Company have a 401(k) plan for salaried employees. For the years 2004 and 2003, the Company contributed a 100% match of the first 3% and a 50% match of the next 3% of base pay of employee contributions, subject to the annual IRS limit, which amounted to a cost of $3,317 and $4,066 in 2004 and 2003, respectively. For the year 2002, the Company contributed a 50% match of the first 6% of base pay of employee contributions, subject to the annual IRS limit, which amounted to a cost of $5,507.

Through the year ended December 31, 2004, the Company recognized a cumulative minimum liability in its financial statements for both domestic and foreign underfunded plans in the amount of $300,590 resulting in a cumulative pretax charge to Other Comprehensive Loss. This represents a reduction in the minimum liability of $11,156 from the prior year, including the impact of foreign currency translation. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

9. Pensions and Other Postretirement Benefits — (Continued)

The following charts contain the disclosures for pension benefits for the years 2004, 2003 and 2002.

	For the Year Ended December 31, 2004				For the Year Ended December 26, 2003

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Projected Benefit Obligation (PBO):
PBO at beginning of period	$311,102	$548,680	$20,437	$880,219	$321,793	$470,372	$17,362	$809,527
Service cost	—	17,859	254	18,113	1,565	12,835	235	14,635
Interest cost	17,867	30,365	1,222	49,454	19,062	26,622	1,177	46,861
Plan participants’ contributions	—	8,107	—	8,107	—	7,147	—	7,147
Plan amendments	—	—	—	—	—	1,961	—	1,961
Actuarial loss/(gain)	17,451	(632)	903	17,722	31,350	(36)	194	31,508
Benefits paid	(21,847)	(23,360)	(1,681)	(46,888)	(22,166)	(20,618)	(1,454)	(44,238)
Curtailments	—	—	—	—	(35,719)	—	—	(35,719)
Special termination benefits/other	(1,942)	778	—	(1,164)	(4,783)	993	—	(3,790)
Foreign currency exchange rate changes	—	49,306	2,039	51,345	—	49,404	2,923	52,327

PBO at end of period	$322,631	$631,103	$23,174	$976,908	$311,102	$548,680	$20,437	$880,219

Plan Assets:
Fair value of plan assets at beginning of period	$194,035	$396,062	$17,927	$608,024	$166,381	$294,975	$15,302	$476,658
Actual return on plan assets	24,712	47,272	1,395	73,379	38,467	50,151	1,561	90,179
Employer contributions	29,245	28,510	—	57,755	13,688	26,721	—	40,409
Plan participants’ contributions	—	8,107	—	8,107	—	7,147	—	7,147
Benefits paid	(21,847)	(23,360)	(1,681)	(46,888)	(22,166)	(20,618)	(1,454)	(44,238)
Other	(2,647)	867	(70)	(1,850)	(2,335)	2,855	(53)	467
Foreign currency exchange rate changes	—	37,344	1,717	39,061	—	34,831	2,571	37,402

Fair value of plan assets at end of period	$223,498	$494,802	$19,288	$737,588	$194,035	$396,062	$17,927	$608,024

Funded status:
Funded status	$(99,133)	$(136,301)	$(3,886)	$(239,320)	$(117,067)	$(152,618)	$(2,510)	$(272,195)
Unrecognized net actuarial loss	117,426	246,371	7,170	370,967	111,637	259,783	6,149	377,569
Unrecognized prior service cost	—	7,623	1,050	8,673	—	8,686	1,046	9,732
Adjustment for the minimum liability	(117,426)	(175,486)	(7,678)	(300,590)	(111,637)	(193,635)	(6,474)	(311,746)

Accrued benefit cost	$(99,133)	$(57,793)	$(3,344)	$(160,270)	$(117,067)	$(77,784)	$(1,789)	$(196,640)

	For the Year Ended December 31, 2004				For the Year Ended December 26, 2003				For the Year Ended December 27, 2002

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Net Periodic Benefit Cost:
Service cost	$—	$17,859	$254	$18,113	$1,565	$12,835	$236	$14,636	$12,154	$12,161	$213	$24,528
Interest cost	17,867	30,365	1,222	49,454	19,062	26,622	1,177	46,861	20,372	19,408	1,094	40,874
Expected return on plan assets	(15,603)	(31,081)	(1,315)	(47,999)	(14,356)	(23,179)	(1,301)	(38,836)	(16,943)	(24,261)	(1,496)	(42,700)
Amortization of transition asset	—	(68)	76	8	—	—	71	71	—	—	63	63
Amortization of prior service cost	—	1,686	15	1,701	182	1,446	15	1,643	458	1,339	13	1,810
Other	4,059	17,705	430	22,194	11,795	19,886	425	32,106	7,113	8,279	61	15,453

SFAS No. 87 net periodic benefit cost	6,323	36,466	682	43,471	18,248	37,610	623	56,481	23,154	16,926	(52)	40,028
SFAS No. 88 cost*	1,390	—	—	1,390	1,108	—	—	1,108	1,908	—	—	1,908

Total net periodic benefit cost	$7,713	$36,466	$682	$44,861	$19,356	$37,610	$623	$57,589	$25,062	$16,926	$(52)	$41,936

Weighted Average Assumptions-Net
Periodic Benefit Cost:
Discount rate	6.00%	5.45%	6.00%		6.00%	5.60%	6.25%		7.40%	5.75%	7.00%
Long-term rate of return	8.00%	7.34%	8.00%		8.50%	7.50%	8.00%		8.50%	8.00%	9.00%
Salary scale	0.00%	3.04%	5.00%		0.00%	3.30%	5.00%		4.00%	4.00%	5.00%
Weighted Average Assumptions-Benefit Obligations:
Discount rate	5.48%	5.43%	6.00%		6.00%	5.40%	6.00%		6.60%	5.60%	6.25%
Salary scale	0.00%	3.32%	4.00%		4.00%	3.00%	5.00%		5.00%	3.30%	5.00%

* Charges were recorded in accordance with the provisions of SFAS No. 88, “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” related to (i)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

9. Pensions and Other Postretirement Benefits — (Continued)

the settlement in 2004 of obligations to former executives under the Supplemental Executive Retirement Plan of $1,390; (ii) the impact in 2003 of the freezing of the domestic pension plans, the mothballing of a domestic manufacturing facility of $900 and employee terminations as part of the workforce reduction of $100; and (iii) the retirement in 2002 of the Company’s Vice President of Human Resources of approximately $900.

Plan measurement date

The measurement date for all of the Company’s defined benefit plans is December 31 of each year for both plan assets and obligations.

Accumulated benefit obligation

The accumulated benefit obligation (“ABO”) for the Company’s plans totaled approximately $902,800 and $811,800 at year-end 2004 and 2003, respectively. As previously discussed, the Company has recorded a net cumulative charge to other comprehensive loss for the years 2000 through 2004 due to the ABO exceeding the fair value of plan assets.

Investment policy

Each of the Company’s plans is governed by a written investment policy.

The investment policy of the U.S. plans allocates assets in accordance with the policy guidelines. The asset mix target for the plans is 72.5% equities and 27.5% fixed-income securities. The investment policy is currently undergoing a review by the Company to ensure investment strategy is aligned with plan liabilities, considering the changes to the domestic benefits program made in 2004.

The investment policy of the U.K. plans are designed to improve the ongoing funding level of the plan while gradually, over time, changing the mix of investment allocation between equities and bonds to more fully match the liabilities of the plan. The bond and equity allocations range from 40% bonds and 60% equities to 50% bonds and 50% equities, depending on the funding level.

The investment policy of the Canadian plan uses a balanced approach and allocates investments in pooled funds in accordance with the policy’s asset mix guidelines. These guidelines identify target, maximum and minimum allocations by asset class. The target allocation is 45% bonds, 50% equities and 5% cash. The minimum and maximum allocations are: 42.5% to 57.5% equities; 40% to 50% bonds; and 2.5% to 7.5% cash.

Long-term rate of return assumptions

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. The long-term rate of return is reviewed annually by the Company for its funded plans and adjusted, if required. The weighted-average expected long-term rate of return on plan assets has declined from 8.2% to 7.5% over the past three years.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

9. Pensions and Other Postretirement Benefits — (Continued)

	2004	2003

Plan Asset Allocation:
U.S. Plans
U.S. equities	53%	47%
Non-U.S. equities	26%	25%
U.S. fixed-income securities	20%	23%
Non-U.S. fixed-income securities	0%	0%
Other	1%	5%

Total	100%	100%

U.K. Plans
U.K. equities	60%	38%
Non-U.K. equities	1%	25%
U.K. fixed-income securities	36%	32%
Non-U.K. fixed-income securities	0%	0%
Other	3%	5%

Total	100%	100%

Canada Plan
Canadian equities	23%	23%
Non-Canadian equities	29%	26%
Canadian fixed-income securities	43%	44%
Non-Canadian fixed-income securities	0%	0%
Other	5%	7%

Total	100%	100%

Contributions

The Company expects to contribute a total of approximately $20,400 to its domestic pension plans and approximately $30,700 to its foreign pension plans in 2005. The contributions to the domestic pension plans are expected to approximate $22,100 in 2006, $16,400 in 2007, $7,900 in 2008, $1,800 in 2009 and zero each year thereafter.

Estimated future benefit payments

The following benefit payments, which reflect expected future service, are expected to be paid on the defined benefit plans.

	United States	United Kingdom	Canada	Total

2005	$19,934	$24,465	$1,634	$46,033
2006	19,944	26,381	1,711	48,036
2007	19,983	26,817	1,739	48,539
2008	20,360	31,315	1,759	53,434
2009	20,600	36,038	1,760	58,398
2010-2014	104,858	223,671	8,382	336,911

Other Postretirement Benefits — In addition to providing pension benefits, some of the Company’s subsidiaries provide certain health care and life insurance benefits for retired employees (“other postretirement benefits”). Employees may become eligible for these other postretirement benefits if they

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

9. Pensions and Other Postretirement Benefits — (Continued)

qualify for and commence normal or early retirement pension benefits as defined in the pension plan while working for the Company. Benefits are provided through insurance companies. Additionally, some of the Company’s subsidiaries also have a plan, which provides coverage for an employee’s beneficiary upon the death of the employee.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In May 2004, the FASB issued a FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on accounting for the effects of the Medicare Act for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. The provisions of FSP No. 106-2 were effective for the Company’s interim period ending September 24, 2004. Based upon the proposed regulations of the Medicare Act, the Company concluded that the benefits provided by the plan were actuarially equivalent to Medicare Part D under the Medicare Act. Accordingly, the Company reflected the impact of the Medicare Act prospectively as of the start of the third quarter 2004. The impact of the Medicare Act resulted in decreases in the accumulated postretirement benefit obligation of approximately $9,100 and in the annual net periodic postretirement benefit costs for 2004 of approximately $900. On January 21, 2005, final regulations related to the Medicare Act were issued. The Company has not yet determined the effect of the final regulations on the Company’s accumulated postretirement benefit obligation and net periodic postretirement benefit costs.

The following chart contains the disclosures for other postretirement benefit plans for the years 2004, 2003 and 2002.

	For the Year Ended
	December 31, 2004	December 26, 2003

Accumulated Postretirement Benefit Obligation (APBO):
APBO at beginning of period	$94,906	$133,392
Service cost	323	741
Interest cost	5,119	9,205
Plan participants’ contributions	2,707	—
Plan amendments	—	(55,201)
Actuarial (gain)/loss	(6,479)	21,277
Benefits paid	(10,369)	(11,910)
Curtailments	—	(2,598)
Other	983	—
Foreign currency exchange rate changes	86	—

APBO at end of period	$87,276	$94,906

Plan Assets:
Fair value of plan assets beginning of period	$—	$—
Employer contributions	10,369	11,910
Benefits paid	(10,369)	(11,910)

Fair value of plan assets at end of period	$—	$—

Funded Status:
Funded status	$(87,276)	$(94,906)
Unrecognized net actuarial loss	38,743	47,614
Unrecognized prior service cost	(57,824)	(62,453)

Accrued benefit cost	$(106,357)	$(109,745)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

9. Pensions and Other Postretirement Benefits — (Continued)

	For the Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002

Net Periodic Postretirement Benefit Cost:
Service cost	$323	$741	$2,785
Interest cost	5,119	9,205	8,255
Amortization of prior service cost	(4,745)	(1,485)	(2,853)
Other	2,244	(3,340)	(5,013)

Net periodic postretirement benefit cost	$2,941	$5,121	$3,174

Weighted-Average Assumptions—
Net Periodic Postretirement Benefit Cost:
Discount rate	6.00%	6.63%	7.40%
Weighted-Average Assumptions—
Accumulated Postretirement Benefit Obligation:
Discount rate	5.31%	6.00%	6.63%

Health-care cost trend:	Pre-Medicare Eligible	Medicare Eligible

2004	9.50%	11.00%
2005	9.00%	10.50%
Decline to 2016	5.50%	5.00%

Assumed health-care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease

Effect on total of service and interest cost components	$278	$(244)
Effect on accumulated postretirement benefit obligations	$5,412	$(4,694)

Plan measurement date

The measurement date for the Company’s other postretirement benefit plans is December 31 of each year for obligations.

Contributions

The Company expects to contribute a total of approximately $7,719 to its other postretirement benefit plans in 2005.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

9. Pensions and Other Postretirement Benefits — (Continued)

Estimated future benefit payments

The following other postretirement benefit payments, which reflect expected future service, are expected to be paid.

	Other Benefits	Health Care Subsidy	Other Benefits, Net of Subsidy

2005	$7,719	$—	$7,719
2006	7,933	948	6,985
2007	8,039	971	7,068
2008	8,081	994	7,087
2009	8,103	1,018	7,085
2010-2014	38,705	5,310	33,395

Other Benefits — Certain of the Company’s foreign subsidiaries participate in government-mandated indemnity and postretirement programs for their employees. Liabilities of $32,650 and $24,326 were recorded at December 31, 2004 and December 26, 2003, respectively, related to such benefits. The Company also has a benefit plan, the Survivor Income Plan, accounted for under SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” which was designed to provide coverage for an employee’s beneficiary upon the death of the employee; this plan has been closed to new entrants since 1988. Total liabilities under this plan were $23,572 and $24,146 as of December 31, 2004 and December 26, 2003, respectively. Benefit assets reflecting primarily the cash surrender value of insurance policies purchased to cover obligations under the Survivor Income Plan totaled $6,351 and $7,240 as of December 31, 2004 and December 26, 2003, respectively.

10. Guarantees and Warranties

The Company has provided indemnifications to third parties relating to businesses and/or assets the Company previously owned. Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by the Company prior to the sale.

	Maximum Potential Payment	Carrying Amount of Liability as of December 31, 2004	Carrying Amount of Liability as of December 26, 2003

Environmental indemnifications	No limit	$5,300	$5,300
Tax indemnifications	No limit	$—	$—

The Company provides for project execution and warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

	For the Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002

Balance at beginning of year	$131,600	$81,900	$52,700
Accruals	25,800	72,800	45,600
Settlements	(32,800)	(13,800)	(8,600)
Adjustments to provisions	(30,100)	(9,300)	(7,800)

Balance at end of year	$94,500	$131,600	$81,900

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

11. Financial Instruments and Risk Management

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

Foreign Currency Contracts — The fair values of these financial instruments (used for hedging purposes) are estimated by obtaining quotes from brokers. The Company is exposed to market risks from fluctuations in foreign exchange rates. Financial instruments are utilized by the Company to reduce this risk. The Company does not hold or issue financial instruments for trading purposes. The Company is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies) (see Notes 2 and 19).

Carrying Amounts and Fair Values — The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2004		December 26, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$317,342	$317,342	$377,485	$377,485
Restricted cash	72,844	72,844	52,685	52,685
Long-term debt	(570,073)	(573,319)	(1,033,072)	(591,201)

Derivatives:
Foreign currency contracts	419	419	3,315	3,315

In the ordinary course of business, the Company is contingently liable for performance under standby letters of credit, bank guarantees and surety bonds totaling $559,900 and $609,000 as of December 31, 2004 and December 26, 2003, respectively. These balances include the standby letters of credit issued under the Senior Credit Facility discussed in Note 8. In the Company’s past experience, no material claims have been made against these financial instruments. Management of the Company does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

As of December 31, 2004, the Company had $46,275 of foreign currency contracts outstanding. These foreign currency contracts mature in 2005. The contracts have been established by various international subsidiaries to sell a variety of currencies, and receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. As of December 31, 2004 and December 26, 2003, the Company had no significant concentrations of credit risk. The Company had issued a third-party financial guarantee totaling $2,750 at December 31, 2004 and December 26, 2003 with respect to a partnership interest in a commercial real estate project.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

12. Capital Share Alterations

In connection with the equity-for-debt exchange, the Company and certain holders of the Company’s debt securities and trust securities entered into a lockup agreement dated July 30, 2004. Pursuant to the lockup agreement, the holders agreed to tender their securities in the exchange and the Company agreed to submit certain capital share alteration matters to shareholders for approval. Accordingly, on November 29, 2004, shareholders approved the following capital share alterations:

•
Reduction to the Par Value of Authorized Common and Preferred Share Capital — shareholders approved a reduction to the par value of the authorized common share and preferred share capital from $1.00 to $0.01 per share. As a result of the par value reduction, the Company’s financial statements were adjusted to move the paid up amount of $0.99 in respect of each issued common share and each issued preferred share from share capital to paid-in capital.

•
Increase in the Number of Authorized Common Shares — shareholders approved an increase in the number of authorized common shares from 160,000,000 to 1,475,908,957. The increase in the number of authorized common shares enabled the Company to issue all of the common shares issuable upon conversion of the preferred shares, and permits the Company to issue common shares rather than preferred shares upon the exercise of the warrants issued in the equity-for-debt exchange offer.

•
Consolidation of the Authorized Common Share Capital — the shareholders approved a consolidation of the authorized common share capital at a ratio of one-for-twenty (“reverse stock split”), followed by a reduction in the par value of the common shares from $0.20 to $0.01 per share. As a result of the reverse stock split, each shareholder of common shares holds one common share for every 20 common shares held before the reverse stock split. The conversion ratio for the preferred shares, and the terms of the Company’s issued options and warrants to purchase common shares were adjusted accordingly. As a result of the par value reduction, the Company’s financial statements were adjusted to move the paid up amount of $0.19 in respect of each issued common share from share capital to paid-in capital.

As a result of the aforementioned capital share alterations, all references to share capital, the number of shares, per share amounts, cash dividends, and any other reference to shares in the consolidated financial statements, unless otherwise noted, have been adjusted to reflect such capital share alterations on a retroactive basis.

The following table displays the effects of these proposals on the Company’s capital shares and does not reflect subsequent conversions of preferred shares to common shares:

	Before Capital Alterations	After Capital Alterations

Par value per preferred share	$1.00	$0.01

Par value per common share	$1.00	$0.01

Preferred shares	$599	$6
Common shares	129,060	64
Paid-in capital	753,913	883,502

Total	$883,572	$883,572

Preferred shares authorized	1,500,000	1,500,000
Common shares authorized	160,000,000	73,795,448
Preferred shares issued	599,944	599,944
Common shares issued	129,059,955	6,452,998

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

13. Preferred Shares

The Company issued approximately 599,944 preferred shares in connection with the equity-for-debt exchange, which was consummated in 2004. Each preferred share is optionally convertible into 65 common shares. As of December 31, 2004, 75,484 preferred shares remained outstanding.

The preferred shareholders have no voting rights except in certain limited circumstances. The preferred shares have the right to receive dividends and other distributions, including liquidating distributions, on an as-converted basis if declared by the Company and paid on the common shares. The preferred shares have a $0.01 liquidation preference.

14. Restricted Stock Plan

On October 6, 2004, management was issued 1,883,745 restricted common share awards in accordance with the Company’s Management Restricted Stock Plan, of which 1,351,846 were in the form of restricted shares and 531,899 were in the form of restricted share units. The restricted shares have immediate voting rights and the restricted share units will give the holders voting rights upon vesting. The restricted awards provide that issued shares may not be sold or otherwise transferred until restrictions lapse. One third of the restricted awards vest in the fourth quarter of 2005 and the balance vest during the fourth quarter of 2006. The grant date fair value of restricted common share awards issued to management was $9.20 per share.

On November 29, 2004, the Company’s shareholders approved the grant of 18,065 restricted share units to non-employee directors. The restricted share units awarded to non-employee directors will vest on December 31, 2005. The grant date fair value of restricted common share awards issued to non-employee directors was $15.40 per share.

Upon issuance of the restricted common share awards, unearned compensation equivalent to the market value of the common shares on the date of grant was recorded as a part of shareholders’ deficit, with a corresponding offset to common shares and paid-in capital. Unearned compensation will be amortized to compensation expense over the appropriate vesting period of each grant. The total unearned compensation recorded upon issuance of the restricted awards was $17,609 and the related compensation expense recorded in 2004 was $1,712.

15. Stock Option Programs

On September 10, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”) which reserves 56,421 preferred shares for issuance. The options granted under the 2004 Plan expire up to a maximum of ten years from the date granted. On October 6, 2004, management was issued options under the 2004 Plan to purchase 43,103 preferred shares at an exercise price of $9.378 per common share issuable. Such options expire on October 5, 2007. One third of the options issued to management vest in the fourth quarter of 2005, and the balance vest during the fourth quarter of 2006. The issuance of the options to management did not result in an unearned compensation charge since the exercise price of the options was greater than the market price of the underlying shares on the date of grant.

On November 29, 2004, the Company’s shareholders approved the grant of options under the 2004 Plan to purchase 413 preferred shares to the Company’s non-employee directors at an exercise price of $9.378 per common share issuable. Such options expire on October 5, 2007. The non-employee director options vest on December 31, 2005. Upon shareholder approval of the option grant to the non-employee directors, unearned compensation of $162 was recorded since the exercise price of the options ($9.378 per share) was less than the market price of the underlying shares ($15.40 per share). The unearned compensation charge, which is equivalent to the difference between the market value of the underlying shares and the exercise price of the options, was recorded as a part of shareholders’ deficit, with a corresponding increase to paid-in capital.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

15. Stock Option Programs — (Continued)

Unearned compensation will be amortized to compensation expense over the appropriate vesting period of each grant. The related compensation expense recorded in 2004 was $12.

On November 29, 2004, each option under the 2004 Plan to purchase preferred shares granted to management and the non-employee directors mandatorily converted to an option to purchase 65 common shares at an exercise price of $9.378 per common share issuable.

Under the 1995 Stock Option Plan approved by the shareholders in April 1995 and amended in April 1999 and May 2002, the total number of shares of common stock that may be granted is 265,000. In April 1990, the shareholders approved a Stock Option Plan for Directors of the Company. On April 29, 1997, the shareholders approved an amendment of the Directors’ Stock Option Plan, which authorizes the granting of options on 20,000 shares of common stock to non-employee directors of the Company, who will automatically receive an option to acquire 150 shares each year. These plans provide that shares granted come from the Company’s authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after ten years from the date granted. In connection with the reorganization of Foster Wheeler Corporation on May 25, 2001, obligations under the stock option plans were assumed by Foster Wheeler Inc., an indirect wholly owned subsidiary of the Company.

The Company also granted 65,000 inducement options in 2001 to its chief executive officer in connection with an employment agreement and a further 50,000 options in 2002 based upon an amendment to his employment agreement. The 2001 options vest 20% each year over the term of the agreement, while the 2002 options vest one-forty-eighth (1/48) on the date of grant and 1/48 on the first day of each successive month thereafter. The Company granted 12,750 inducement options to its president and chief executive officer of Foster Wheeler North America Corp. (formerly known as “Foster Wheeler Power Group, Inc.”) in connection with his employment agreement in 2002 and granted a further 5,000 inducement options to him in 2003. The 2002 options vest ratably over five years, while the 2003 options vest ratably over four years. The price of the options granted pursuant to these agreements was fair market value on the date of the grant. The options granted under these agreements expire ten years from the date granted.

Information regarding these option plans for the years 2004, 2003, and 2002 is as follows (presented in actual number of shares):

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

15. Stock Option Programs — (Continued)

	For the Year Ended

	December 31, 2004		December 26, 2003		December 27, 2002

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Options outstanding, beginning of year	405,733	$203.40	422,255	$203.40	247,881	$335.00
Options exercised	—	—	—	—	—	—
Options granted	2,828,570	9.38	6,907	27.00	181,368	32.80
Options cancelled or expired	(13,177)	283.51	(23,429)	151.80	(6,994)	445.20

Options outstanding, end of year	3,221,126	$31.86	405,733	$203.40	422,255	$203.40

Option price range at end of year	$9.38	to	$23.40	to	$29.20	to
	$913.75		$913.75		$913.75
Options available for grant at end of year	876,373		29,742		27,703

Weighted-average fair value of options granted during the year where exercise price was equal to stock price on grant-date	$3.30		$18.80		$22.20

Weighted-average fair value of options granted during the year where exercise price was less than stock price on grant-date	$8.28		$—		$—

Options exercisable at end of year	295,740		240,745		177,788

Weighted-average price of exercisable options at end of year	$237.34		$304.40		$407.00

The following table summarizes information about fixed-price stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/04	Weighted- Average Exercise Price

$ 9.38 to $ 9.38	2,828,570	9.77 years	$9.38	—	$—
23.40 to 33.00	166,806	7.79 years	32.08	102,290	32.27
43.40 to 43.40	1,050	8.32 years	43.40	1,050	43.40
99.70 to 127.50	98,337	6.49 years	105.24	72,337	107.23
163.13 to 232.00	25,600	5.25 years	188.39	19,300	184.60
270.00 to 301.25	30,950	4.14 years	282.92	30,950	282.92
550.00 to 745.00	57,134	1.75 years	629.45	57,134	629.45
843.75 to 913.75	12,679	1.06 years	852.34	12,679	852.34

$ 9.38 to $913.75	3,221,126	9.30 years	$31.86	295,740	$237.34

16. Stock Purchase Warrants

In connection with the exchange offer consummated in 2004, the Company issued 4,152,914 Class A common stock purchase warrants (“Class A”) and 40,771,560 Class B common stock purchase warrants (“Class B”). Each Class A warrant entitles its owner to purchase 1.6841 common shares at an exercise price

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

16. Stock Purchase Warrants — (Continued)

of $9.378 per common share issuable thereunder. The Class A warrants are exercisable only after September 24, 2005 and on or before September 24, 2009. The number of common shares issuable upon the exercise of Class A warrants is approximately 6,994,059.

Each Class B warrant entitles its owner to purchase 0.0723 common shares at an exercise price of $9.378 per common share issuable thereunder. The Class B warrants are exercisable only after September 24, 2005 and on or before September 24, 2007. The number of common shares issuable upon the exercise of Class B warrants is approximately 2,947,233.

The holders of the Class A and Class B warrants are not entitled to vote, to receive dividends or to exercise any of the rights of common shareholders for any purpose until such warrants have been duly exercised. The Company plans to file and maintain, at all times during which the warrants are exercisable, a “shelf” registration statement relating to the issuance of common shares underlying the warrants for the benefit of the warrant holders. The expiration date of the warrants will be extended for a period equal to the aggregate time during which a registration statement is not available to the holders of the warrants once they become exercisable.

17. Preferred Share Purchase Rights

In 1987, the Company adopted a Rights Agreement which granted holders of Preferred Share Purchase Rights (“Rights”) the ability to purchase one one-hundredth of a share of a new series of preferred stock of the Company at an exercise price of $175 in certain limited circumstances. The Rights were due to expire on May 20, 2011. On September 23, 2004, the Board of Directors passed a resolution which authorized Foster Wheeler Ltd. to enter into Amendment No. 1 to the Rights Agreement and amend Section 7 of the Rights Agreement to change the expiration date from May 20, 2011 to September 23, 2004. Amendment No. 1 to the Rights Agreement was executed on September 23, 2004, and the Rights Agreement was terminated on September 23, 2004.

18. Income Taxes

The components of loss before income taxes for the years 2004, 2003 and 2002 were taxed under the following jurisdictions:

	2004	2003	2002

Domestic	$(269,755)	$(155,538)	$(506,639)
Foreign	37,583	45,901	(3,923)

Total	$(232,172)	$(109,637)	$(510,562)

The provision for income taxes on those earnings was as follows:

	2004	2003	2002

Current tax expense:
Domestic	$(7,597)	$(14,939)	$(5,931)
Foreign	(47,616)	(31,887)	(10,978)

Total current	(55,213)	(46,826)	(16,909)

Deferred tax benefit/(expense):
Domestic	(569)	84	—
Foreign	2,660	(684)	2,252

Total deferred	2,091	(600)	2,252

Total provision for income taxes	$(53,122)	$(47,426)	$(14,657)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

18. Income Taxes — (Continued)

Deferred tax assets (liabilities) consist of the following:

	2004	2003

Difference between book and tax depreciation	$(2,717)	$(12,181)
Pensions	41,771	46,173
Capital lease transactions	—	263
Revenue recognition	11,716	14,191

Gross deferred tax assets (liabilities)	50,770	48,446

Current taxability of estimated costs to complete long-term contracts	20,658	19,039
Income currently taxable deferred for financial reporting	17,416	1,706
Expenses not currently deductible for tax purposes	33,348	200,084
Investment tax credit carry forwards	—	20,538
Postretirement benefits other than pensions	36,269	62,369
Asbestos claims	33,077	40,328
Minimum tax credits	6,399	17,917
Foreign tax credits	19,440	28,178
Net operating loss carryforwards	64,283	117,001
Effect of write-downs and restructuring reserves	7,685	11,234
Other	9,890	40,956
Valuation allowance	(234,432)	(534,790)

	14,033	24,560

Net deferred tax assets	$64,803	$73,006

Foreign tax credit carryforwards are recognized based on their potential utilization and, if not used, will expire in the years 2011 and 2012. As reflected above, the Company has recorded various deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the various credits. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. Certain components of the deferred tax assets for 2003 shown above have changed from the amounts originally reported in 2003. In all cases, any such adjustment was offset by a corresponding adjustment to the valuation allowance for 2003 such that the reported net deferred tax assets (liabilities) for 2003 did not change. The reduction in the valuation allowance of $300,358 was primarily due to the consummation of the equity-for-debt exchange offer as discussed below. A valuation allowance is required under SFAS No. 109, “Accounting for Income Taxes,” when there is evidence of losses from operations in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided do not begin expiring until 2024 and beyond, based on the current tax laws.

As a result of the recently consummated equity-for-debt exchange offer discussed in Note 7, the Company will be subject to substantial limitations on the use of pre-exchange period losses and credits to offset U.S. federal taxable income in any post-exchange period. Since a valuation allowance had already been reflected to offset these losses and credits, this limitation did not result in a material write-off by the Company.

As part of the overall reorganization that took place in May 2001, the Company transferred in December 2000, certain intangible rights to one of its subsidiaries. The gain on the transfer was reported as an intercompany deferred gain and is therefore eliminated in consolidation; for GAAP purposes, however, the

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

18. Income Taxes — (Continued)

transfer was subject to tax in the U.S. As required under SFAS No. 109, the U.S. tax charge on the gain was reported in the consolidated financial statements as a deferred charge which is being amortized to tax expense over 35 years.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:

	2004	2003	2002

Tax benefit at U.S. statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of Federal income tax benefit	1.7	6.8	0.4
Adjustment to deferred tax assets — equity-for-debt exchange	154.5	—	—
Valuation allowance	(140.9)	52.9	34.4
Difference in estimated income taxes on foreign income and losses, net of previously provided amounts	13.7	15.1	2.0
Deferred charge	0.8	1.7	0.4
Nondeductible loss	26.7	—	—
Other	1.4	1.8	0.7

	22.9%	43.3%	2.9%

19. Derivative Financial Instruments

The Company operates on a worldwide basis. The Company’s activities expose it to risks related to the effect of changes in foreign-currency exchange rates. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At December 31, 2004, December 26, 2003 and December 27, 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded pretax losses in 2004 and 2003 of $2,900 and $5,160, respectively, and recorded a pretax gain of $8,470 in 2002. These amounts were recorded as reductions in cost of operating revenues on the consolidated statement of operations and comprehensive loss. Amounts receivable (gains) or payable (losses) under foreign exchange contracts are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts.

The Company is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies). As of December 31, 2004, approximately $31,700 was owed to the Company by counterparties and $14,600 was owed by the Company to counterparties. A $3,834 net of tax gain was recorded in other comprehensive loss as of December 28, 2001. This amount was reclassified to earnings in 2002 as the Company no longer qualified for deferral under SFAS No. 133.

The maximum term over which the Company is hedging exposure to the variability of cash flows is 12 months.

20. Business Segments — Data

The Company operates through two business groups which also constitute separate reportable segments: the Engineering and Construction Group (the “E&C Group”) and the Global Power Group. The E&C Group designs, engineers, and constructs upstream oil and gas processing facilities, oil refining, chemical and

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

20. Business Segments — Data — (Continued)

petrochemical, pharmaceutical, natural gas liquefaction (LNG) facilities and receiving terminals, and related infrastructure, including power generation and distribution facilities. The E&C Group provides engineering, project management and construction management services, and purchases equipment, materials and services from third-party suppliers and subcontractors. The E&C Group owns industry leading technology in delayed coking, solvent de-asphalting, and hydrogen production processes used in oil refineries and has access to numerous technologies owned by others. The E&C Group also provides international environmental remediation services, together with related technical, engineering, design and regulatory services. The E&C Group generates revenues from engineering and construction activities pursuant to long-term contracts spanning up to four years in duration.

The Global Power Group designs, manufactures, and erects steam generating and auxiliary equipment for electric power generating stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and municipal solid waste, waste wood, and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment, selective non-catalytic recovery units, selective catalytic recovery units and low-NOx burners. The Company provides a broad range of site services relating to these products, including full plant construction, maintenance engineering, plant upgrading and life extension, and plant repowering. The Global Power Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, the Global Power Group builds, owns and operates cogeneration, independent power production and waste-to-energy facilities, as well as facilities for the process and petrochemical industries. The Global Power Group generates revenues from long-term engineering activities, supply of equipment and construction contracts, and from operating activities pursuant to the long-term sale of project outputs (i.e., electricity, steam, etc.), operating and maintenance agreements, and from returns on its equity investments in certain production facilities.

The Company has restated its business segment data to reflect the transfer of one of its operating subsidiaries in Canada from the E&C Group to the Global Power Group. The subsidiary’s operations have been consolidated into another subsidiary whose operations have been historically reported as part of the Global Power Group.

The Company conducts its business on a global basis. The E&C Group accounted for the largest portion of the Company’s operating revenues over the last ten years. In 2004, the E&C Group and the Global Power Group accounted for approximately 62% and 38%, respectively, of the operating revenues. The geographic dispersion of these operating revenues for the year ended December 31, 2004 was as follows:

	E&C Group		Global Power Group			Total

	Operating Revenues	Percentage of Operating Revenues	Operating Revenues	Percentage of Operating Revenues	Corporate and Financial Services and Eliminations	Operating Revenues	Percentage of Operating Revenues

North America	$79,200	4.8%	$291,809	29.0%	$2,900	$373,909	14.0%
South America	52,966	3.2%	123,974	12.3%	(598)	176,342	6.6%
Europe	976,413	58.8%	458,755	45.7%	(4,962)	1,430,206	53.7%
Asia	252,696	15.2%	82,728	8.2%	(1,261)	334,163	12.6%
Middle East	131,909	7.9%	37,770	3.8%	(585)	169,094	6.4%
Other	168,408	10.1%	9,816	1.0%	(614)	177,610	6.7%

Total	$1,661,592	100.0%	$1,004,852	100.0%	$(5,120)	$2,661,324	100.0%

Management uses several financial metrics to measure the performance of the Company’s business segments. EBITDA is the primary earnings measure used by the Company’s chief decision makers.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

20. Business Segments — Data — (Continued)

Export revenues account for 4% of operating revenues. No single customer represented 10% or more of operating revenues for 2004, 2003, or 2002.

Identifiable assets by group are those assets that are directly related to and support the operations of each group. Corporate assets are principally cash, investments and real estate.

	Total	Engineering and Construction	Global Power Group	Corporate and Financial Services (1)

For the Year Ended December 31, 2004
Third party revenues	$2,661,324	$1,658,151	$1,002,561	$612
Intercompany revenues	—	3,441	2,291	(5,732)

Operating revenues	$2,661,324	$1,661,592	$1,004,852	$(5,120)

EBITDA (2)	$(104,795)	$135,709	$80,653	$(321,157)

Less: Interest expense	(94,622)
Less: Depreciation and amortization	(32,755)

Loss before income taxes	(232,172)
Tax provision	(53,122)

Net loss	$(285,294)

Total assets	$2,187,539	$1,005,836	$1,172,838	$8,865
Capital expenditures	$9,613	$5,724	$3,847	$42

For the Year Ended December 26, 2003
Third party revenues	$3,723,815	$2,271,260	$1,452,909	$(354)
Intercompany revenues	—	857	(574)	(283)

Operating revenues	$3,723,815	$2,272,117	$1,452,335	$(637)

EBITDA (3)	21,421	$68,699	$137,758	$(185,036)

Less: Interest expense	(95,484)
Less: Depreciation and amortization	(35,574)

Loss before income taxes	(109,637)
Tax provision	(47,426)

Net loss	$(157,063)

Total assets	$2,506,530	$1,022,342	$1,227,105	$257,083
Capital expenditures	$12,870	$5,677	$6,593	$600

For the Year Ended December 27, 2002
Third party revenues	$3,519,177	$1,974,235	$1,545,692	$(750)
Intercompany revenues	—	1,248	27,705	(28,953)

Operating revenues	$3,519,177	$1,975,483	$1,573,397	$(29,703)

EBITDA (4)(5)	$(219,209)	$(35,598)	$(29,807)	$(153,804)

Less: Interest expense	(83,028)
Less: Depreciation and amortization	(57,825)

Loss before income taxes and cumulative effect of a change in accounting principle for goodwill	(360,062)
Tax provision	(14,657)

Net loss prior to cumulative effect of a change in accounting principle for goodwill	(374,719)
Cumulative effect on prior years of a change in accounting principle for goodwill	(150,500)

Net loss	$(525,219)

Capital expenditures	$53,395	$9,874	$9,350	$34,171

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

20. Business Segments — Data — (Continued)

(1)	Includes general corporate income and expense, the Company’s captive insurance operation and eliminations.
(2)
Includes in 2004: a gain of $19,200 in E&C on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe; a loss of $(3,300) in E&C on the sale of 10% of the Company’s equity interest in a waste-to-energy project in Italy; the reevaluation of contract costs estimates of $58,000: $98,700 in E&C and $(40,700) in Global Power; a charge of $(75,800) in C&F on the revaluation of asbestos insurance assets as a result of an adverse court decision in asbestos coverage allocation litigation; a net gain of $15,200 in C&F on the settlement of coverage litigation with certain asbestos insurance carriers; restructuring and credit agreement costs of $(17,200) in C&F; a net charge of $(175,100) in C&F recorded in conjunction with the equity-for-debt exchange; and charges for severance cost of $(5,700): $(2,900) in E&C, $(1,900) in Global Power and $(900) in C&F.

(3)
Includes in 2003: an impairment loss of $(15,100) in C&F on the anticipated sale of domestic corporate office building; a gain of $16,700 in E&C on the sale of Foster Wheeler Environmental Corporation; a gain of $4,300 in Global Power on sale of waste-to-energy plant; the reevaluation of project claim estimates and contract cost estimates of $(30,800): $(33,900) in E&C and $3,100 in Global Power; a provision for asbestos claims of $(68,100) in C&F; restructuring and credit agreement costs of $(42,600) in C&F and $(1,000) in E&C; and charges for severance cost of $(15,900): $(6,600) in E&C, $(6,700) in Global Power and $(2,600) in C&F.

(4)
Includes in 2002: a loss recognized in anticipation of sales of assets of $(54,500) in Global Power; reevaluation of project claim estimates and contract cost estimates of $(216,700): $(121,650) in E&C, $(86,450) in Global Power and $(8,600) in C&F; a provision of $(26,200) in C&F for asbestos claims; a provision of $(18,700) in Global Power for a domestic plant impairment; restructuring and credit agreement costs of $(37,100) in C&F; and charges for severance cost of $(7,700): $(500) in E&C, $(4,300) in Global Power and $(2,900) in C&F.

(5)	Excludes the cumulative effect in 2002 of change in accounting principle related to goodwill of $(48,700) in E&C and $(101,800) in Global Power.
	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Equity earnings in unconsolidated subsidiaries were as follows:
Engineering and Construction Group	$16,885	$12,911	$9,443
Global Power Group	9,041	7,950	6,414
Corporate and Financial Services	(316)	(407)	—

Total	$25,610	$20,454	$15,857

	As of

	December 31, 2004	December 26, 2003

Investments and advances in unconsolidated subsidiaries were as follows:
Engineering and Construction Group	$93,318	$73,656
Global Power Group	61,410	65,274
Corporate and Financial Services	3,596	3,629

Total	$158,324	$142,559

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

20. Business Segments — Data — (Continued)

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Geographic concentration of operating revenues:
United States	$525,614	$976,818	$1,522,135
Europe	1,900,889	2,491,680	1,638,938
Canada	35,895	67,459	135,399
Asia	165,416	173,946	206,113
South America	38,630	14,549	46,295
Corporate and Financial Services, including eliminations	(5,120)	(637)	(29,703)

Total	$2,661,324	$3,723,815	$3,519,177

	As of

	December 31, 2004	December 26, 2003

Long-lived assets:
United States	$245,985	$258,261
Europe	188,810	213,961
Canada	887	1,255
Asia	23,012	23,058
South America	60,582	62,023
Corporate and Financial Services, including eliminations	40,855	16,305

Total	$560,131	$574,863

Revenues and long-lived assets are based on the country in which the contracting subsidiary is located.

Operating revenues by industry segment were as follows:

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Power	$1,164,672	$1,731,339	$1,647,135
Oil and gas/refinery	990,209	1,254,052	922,267
Pharmaceutical	335,363	300,507	404,825
Chemical	171,091	204,738	156,606
Environmental*	78,891	124,724	353,981
Power production	112,526	167,594	130,843
Eliminations and other	(191,428)	(59,139)	(96,480)

Total Operating Revenues	$2,661,324	$3,723,815	$3,519,177

*
The decline in operating revenues in the environmental industry segment resulted from the sale of certain assets of Environmental on March 7, 2003. The operating revenues in this segment from Environmental for 2004, 2003 and 2002 were $22,800, $68,100 and $303,700, respectively.

21. Sale of Certain Business Assets

In 2002, the Company recorded losses of $35,500 in anticipation of a sale of its Hudson Falls waste-to-energy facility. This facility was sold in October 2003. A loss of $19,000 was also recorded in 2002 on the

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

21. Sale of Certain Business Assets — (Continued)

Charleston waste-to-energy facility. This facility was sold in October 2002. These losses were recorded in other deductions on the consolidated statement of operations and comprehensive loss.

During the third quarter of 2002, management of the Global Power Group approved a plan to convert the use of its domestic manufacturing facility to focus on the after-market service business and wind down the facility’s fabrication of new power generation equipment due to cost competitive considerations. The plan was subject to discussions with the local labor unions. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the facility was tested for impairment using estimated future cash flows based on the revised use of the facility. The review indicated impairment in the facility’s carrying value of $13,400. The Company recorded the impairment loss in the third quarter of 2002 and the impairment is reflected in the cost of operating revenues as depreciation in the accompanying consolidated statement of operations and comprehensive loss. During the fourth quarter of 2002, the Company decided to mothball the facility. Additional charges of $5,300 were recorded in December 2002 and the facility has ceased operations.

On March 7, 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, for sales proceeds then approximating $72,000. The Company recognized a gain of $15,300 on the sale, which was recorded in other income in the first quarter of 2003. The Company also retained approximately $8,000 of cash on hand at the time of the asset sale. The sales proceeds were subject to adjustment based on a net worth calculation to be finalized subsequent to the sale. During the third quarter 2003, the Company and the buyer agreed on a final net worth calculation that resulted in the Company returning $4,500 of the sales proceeds to the buyer over a six-month time period. A total of $3,000 was returned by year-end 2003 and $1,500 was paid in February 2004. The net worth agreement had no impact on the pretax gain previously disclosed. With the payment in February, all transactions related to the sale have been concluded.

On March 31, 2003, the Company sold its interest in a corporate office building for net proceeds of approximately $7,900, which approximated the value of the Company’s investment. With the completion of this transaction, $1,445 of the net proceeds was used to prepay principal outstanding under the Senior Credit Facility in accordance with the terms of the facility as described in Note 8.

In 2004, the Company sold a domestic corporate office building for net cash proceeds of approximately $16,400, which approximated carrying value. Of this amount, 50% was prepaid to the Senior Credit Facility’s lenders in the second quarter of 2004. The Company previously recorded an impairment loss of $15,100 on this building in 2003 in anticipation of a sale, in accordance with SFAS No. 144. The loss was recorded in other deductions on the consolidated statement of operations and comprehensive loss. The carrying value of the building was included in land, buildings and equipment on the consolidated balance sheet as of December 26, 2003.

In 2004, the Company sold minority equity interests in special-purpose companies established to develop power plant projects in Europe. The Company recorded an aggregate gain on the sales of $19,200 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive loss.

In 2004, the Company also entered into a binding agreement to sell 10% of its equity interest in a waste-to-energy project in Italy. The Company recorded a loss on the sale of $3,300 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive loss.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

22. Operating Leases

The Company and certain of its subsidiaries are obligated under operating lease agreements primarily for office space. Rental expense for these leases total approximately $34,048 in 2004, $34,117 in 2003 and $37,465 in 2002. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2005	$33,132
2006	27,540
2007	23,439
2008	21,147
2009	20,622
Thereafter	240,698

$366,578

The Company entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the U.K. in 1999. In connection with these transactions, the Company recorded deferred gains, which are being amortized to income over the term of the respective leases. The amortization was $4,135, $3,622 and $3,197, for the years ended December 31, 2004, December 26, 2003 and December 27, 2002, respectively. As of December 31, 2004 and December 26, 2003, the balance of the deferred gains was $76,383 and $74,151, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheet. The year-over-year increase in the deferred gain balance was primarily due to a change in foreign currency translation rates.

23. Litigation and Uncertainties

Asbestos

Some of the Company’s U.S. and U.K. subsidiaries are defendants in numerous asbestos-related lawsuits and out-of-court informal claims pending in the United States and United Kingdom. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by the Company’s subsidiaries during the 1970s and prior.

United States

A summary of U.S. claim activity for the three years ended December 31, 2004 is as follows:

	Number of Claims

	2004		2003		2002

Balance at beginning of year	170,860		139,800		110,700
New claims	17,870		48,260		45,200
Claims resolved	(20,970)		(17,200)		(16,100)

Balance at end of year	167,760	*	170,860	*	139,800

*	Includes claims on inactive court dockets of 22,300 and 24,500 at year-end 2004 and year-end 2003, respectively.

The overall average combined indemnity and defense cost per closed claim since 1993 was approximately $2.0. In view of the many uncertainties associated with asbestos bodily injury claims, the Company believes that the average cost will increase in the future.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

23. Litigation and Uncertainties — (Continued)

The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed from insurance coverage, was $100,200 in 2004, $73,600 in 2003 and $57,200 in 2002. The payments in 2004 were funded from settlements with insurance companies, as discussed below.

At December 31, 2004, the Company has recorded total liabilities of $480,000 comprised of an estimated liability relating to open (outstanding) claims of $257,000 and an estimated liability relating to future unasserted claims of $223,000. Of the total, $75,000 is recorded in accrued expenses and $405,000 is recorded in asbestos-related liability on the consolidated balance sheet. These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type (i.e., mesothelioma vs. non-mesothelioma); and the breakdown of known and future claims into disease type (i.e., mesothelioma vs. non-mesothelioma). Claims that have not been settled and are six or more years old are considered abandoned and are no longer valued in the estimated liability. There were approximately 9,100 such cases at December 31, 2004. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity payments are estimated to be incurred through the year 2019, during which period new claims are expected to decline from year to year. Recently received claims also suggest that the percentage of claims to be closed without payment of indemnity costs should increase as claims are resolved during the next few years. The Company believes that it is likely that there will be new claims filed after 2019, but in light of uncertainties inherent in long-term forecasts, the Company does not believe that it can reasonably estimate defense and/or indemnity costs, which might be incurred after 2019. Historically, defense costs have represented approximately 21% of total defense and indemnity costs. Through December 31, 2004, total indemnity costs paid, prior to insurance recoveries, were approximately $443,700 and total defense costs paid were approximately $119,900.

As of December 31, 2004, the Company has recorded assets of $385,500 relating to actual and probable insurance recoveries, of which $95,000 is recorded in accounts and notes receivables, and $290,500 is recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The asset includes an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending legal proceedings with certain insurers, as well as recoveries under settlements with other insurers.

As of December 31, 2004, $165,200 was contested by the subsidiaries’ insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the subsidiaries’ various insurers and the subsidiaries as self-insurers. The Company believes that any amounts that its subsidiaries might be allocated as self-insurer would be immaterial.

The Company’s subsidiaries have entered into several settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by the subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for a portion of out-of-pocket costs previously incurred. The Company intends to negotiate additional settlements in order to minimize the amount of future costs the Company will be required to fund out of working capital.

The Company projects that it will not be required to fund any asbestos liabilities from its cash flow before 2010, although it may be required to fund a portion of such liabilities from its own cash thereafter. This forecast assumes that the Company will be able to successfully resolve certain outstanding insurance coverage issues. An adverse outcome in the insurance litigation on these coverage issues could materially limit the Company’s insurance recoveries. In this regard, on January 10, 2005, a New York state trial court entered an order finding that New York, rather than New Jersey, law applies in the litigation described above regarding the allocation of liability for asbestos-related personal injury claims among the Foster Wheeler entities and their various insurers. Since the inception of this litigation, the Company has calculated estimated insurance recoveries applying New Jersey law. However, the application of New York, rather than New

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

23. Litigation and Uncertainties — (Continued)

Jersey, law would result in the Company’s subsidiaries realizing lower insurance recoveries. Thus, as a result of this decision, the Company recorded a charge to earnings in the fourth quarter of 2004 of approximately $76,000 and reduced the year-end carrying value of its probable insurance recoveries by a similar amount. Unless this decision is reversed on appeal, the Company expects that it will be required to fund a portion of its asbestos liabilities from its own cash beginning in 2010. The amount and timing of these funding requirements will be dependent upon, among other things, litigated or negotiated resolution of the various disputes between the Company and the insurers with whom it has not yet settled. On February 16, 2005, the Company’s subsidiaries filed separate motions seeking (i) the re-argument of this decision and (ii) an appeal of this decision to a higher court. There can be no assurances as to the timing or the outcome of these motions.

In addition, even if these coverage issues are resolved in a manner favorable to the Company, the Company may not be able to collect all of the amounts due under its insurance policies. The Company’s recoveries will be limited by insolvencies among its insurers. The Company is aware of at least two of its significant insurers which are currently insolvent. Other insurers may become insolvent in the future and the Company’s insurers may also fail to reimburse amounts owed to the Company on a timely basis. If the Company does not receive timely payment from its insurers, it may be unable to make required payments under settlement agreements with asbestos plaintiffs or to fund amounts required to be posted with the court in order to appeal trial judgments. If the Company is unable to file such appeals, the Company’s subsidiaries may be ordered to pay large damage awards arising from adverse jury verdicts, and such awards may exceed available cash. Any failure to realize expected insurance recoveries, and any delays in receiving from its insurers amounts owed to the subsidiaries, will reduce cash flow and adversely affect liquidity and could have a material adverse effect on the Company’s financial condition.

The pending litigation and negotiations with other insurers is continuing.

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

United Kingdom

Subsidiaries of the Company in the U.K. have also received claims alleging personal injury arising from exposure to asbestos. To date 446 claims have been brought against the U.K. subsidiaries of which 255 remain open at December 31, 2004. None of the settled claims has resulted in material costs to the Company.

At December 31, 2004 the Company recorded the estimated U.S. dollar equivalent for the total U.K. asbestos liabilities of $44,300. Of the total, $1,900 is recorded in accrued expenses and $42,400 is recorded in asbestos-related liability on the consolidated balance sheet. The estimated U.S. dollar equivalent liability for open (outstanding) U.K. asbestos claims is $5,800 and the estimated liability for future unasserted U.K. asbestos claims is $38,500. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $1,900 is recorded in accounts and notes receivables, and $42,400 is recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

23. Litigation and Uncertainties — (Continued)

Project Claims

In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving clients and subcontractors arising out of project contracts. Such litigation includes claims and counterclaims by the Company for additional costs incurred in excess of current contract provisions, as well as for back charges for alleged breaches of warranty and other contract commitments. If the Company were found to be liable for any of the claims/counterclaims against it, the Company would have to incur a write-down or charge against earnings to the extent a reserve has not been established for the matter in its accounts. Amounts ultimately realized on claims/counterclaims by the Company could differ materially from the balances included in the Company’s financial statements, resulting in a charge against earnings to the extent profit has already been accrued on a project contract. Such charges could have a material adverse impact on the Company’s liquidity and financial condition. The Company believes, after consultation with counsel, that such litigation should not have a material adverse effect upon the Company’s financial position or liquidity, after giving effect to the provisions already recorded.

In addition to the matters described above, an arbitration has been commenced against the Company arising out of a compact circulating fluidized-bed boiler that the Company engineered, supplied and erected for a client in Asia. In addition to claims for damages for breach of contract, the client is seeking to rescind the contract based upon alleged material misrepresentations by the Company. If such relief were granted, the Company could be compelled to reimburse the client for the purchase price paid (approximately $25,700), in addition to other damages, which have not yet been quantified. The Company is vigorously defending the case and has counterclaimed for unpaid receivables (approximating $5,200), plus interest, for various breaches and non-performance by the client. (Due to its age, a reserve for the full amount of the receivable was taken prior to the arbitration.) The case is in the initial stages of discovery and a final award is not expected until 2007. Based upon the Company’s investigation and the proceedings to date, there appear to be valid defenses to the claim. However, it is premature to predict the outcome of this proceeding.

The Company has been notified of a claim by its client with respect to a thermal electric power plant in South America that the Company designed, supplied and erected as a member of a consortium with other parties. The plant’s concrete foundations have experienced cracking, allegedly due to out-of-specification materials used in the concrete poured by the consortium’s subcontractor. The client has adopted a plan to repair the foundations and is seeking reimbursement of its costs (approximating $11,000) from the consortium. Additional damages could be alleged if the matter proceeds to an adversary proceeding. The Company is investigating the claim, as well as any rights that it may have to seek reimbursement for the damages from third parties. Valid legal defenses to the claim appear to exist. However, it is premature to predict the outcome of this matter.

Camden County Waste-to-Energy Project

One of the Company’s project subsidiaries, Camden County Energy Recovery Associates, LP (“CCERA”), owns and operates a waste-to-energy facility in Camden County, New Jersey (the “Project”). In 1997, the United States Supreme Court effectively invalidated New Jersey’s long-standing municipal solid waste flow rules and regulations, eliminating the guaranteed supply of municipal solid waste to the Project with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the Project. Since the ruling, those market-based revenues have not been, and are not expected to be, sufficient to service the debt on outstanding bonds, which were issued by the Pollution Control Finance Authority of Camden County (“PCFA”) to finance the construction of the Project and to acquire a landfill for Camden County’s use.

In 1998, the CCERA filed suit against the PCFA and other parties seeking, among other things, to void the applicable contracts and agreements governing the Project (Camden County Energy Recovery Assoc. v.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

23. Litigation and Uncertainties — (Continued)

N.J. Department of Environmental Protection, et al., Superior Court of New Jersey, Mercer County, L-268-98). Since 1999, the State of New Jersey has provided subsidies sufficient to ensure the payment of each of the Project’s debt service payments as they became due. The bonds outstanding on the Camden Project were issued by the PCFA, not the Company or CCERA, and the bonds are not guaranteed by the Company or CCERA. Pursuant to the loan agreement between PCFA and CCERA, proceeds from the bonds were used to finance the construction of the facility and accordingly these proceeds were recorded as debt on CCERA’s balance sheet and therefore are included in the Company’s consolidated balance sheet. CCERA’s obligation to service the debt obtained pursuant to the loan agreement is limited to depositing all tipping fees and electric revenues received with the trustee of the PCFA bonds. The trustee is required to pay CCERA its service fees prior to servicing PCFA bonds. CCERA has no further debt repayment obligations under the loan agreement with the PCFA. In the litigation, the defendants have asserted, among other things, that an equitable portion of the outstanding debt on the Project should be allocated to CCERA even though CCERA did not guarantee the bonds. At this time, management cannot determine the ultimate outcome of the foregoing and the potential effects on CCERA and the Project. If the State were to fail to subsidize the debt service, and there were to be a default on a debt service payment, the bondholders might proceed to attempt to exercise their remedies, by among other things, seizing the collateral securing the bonds. The Company does not believe this collateral includes CCERA’s plant.

Long-Term Government Contract

The Company retained a long-term contract with a government agency in connection with the Foster Wheeler Environmental Corporation sale. The contract is scheduled to be completed in four phases. The first phase was for the initial design, permitting and licensing of a spent fuel facility. The first phase of this project was profitable.

The second phase of the contract, which is currently being executed, is billed on a cost-plus-fee basis and was expected to conclude in 2004. In this phase, the Company must license the facility with the NRC, respond to any questions regarding the initial design included in phase one and complete final design. Technical specification and detailed guidance from the government agency regarding government agency-directed changes to the project scope remain outstanding. Resolution of the outstanding issues will be required before the second phase of the contract can be completed.

Phase three is for the construction, start-up and testing of the facility for a fixed contractual price of $114,000, subject to escalation. The actual commencement of this phase will be delayed as a result of the significant delay in the issuance of the NRC license for the facility which was received on November 30, 2004. This delay will also result in substantial additional facility costs. The third phase would begin with the purchase of long-lead items followed by the construction activities. Construction is expected to last two years and requires that a subsidiary of the Company fund the construction cost. Foster Wheeler USA Corporation, the parent company of Foster Wheeler Environmental Corporation, provided a performance guarantee on the project. In addition, a surety bond for the full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years. The Company and the government agency have engaged in discussions about possibly restructuring or terminating subsequent phases of the contract. If the project were to proceed, the Company intends to seek third-party financing to fund the majority of the construction costs, but there can be no assurance that the Company will secure such financing on acceptable terms, or at all. There also can be no assurance that the Company will be able to obtain the required surety bond. If the Company cannot successfully restructure the contract and cannot obtain third-party financing or the required surety bond, the Company’s ability to perform its obligations under the contract is unlikely. This could have a material adverse effect on the Company’s financial condition, results of operations, and cash flow. No claims have been raised by the government

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

23. Litigation and Uncertainties — (Continued)

agency against the Company. The ultimate potential liability to the Company would arise in the event that the government agency terminates the contract (for example, due to the Company’s inability to continue with the contract) and re-bids the contract under its exact terms and the resulting cost to the government agency is greater than it would have been under the existing terms with the Company. The Company does not believe a claim is probable and is unable to estimate the possible loss that could occur as a result of any claims. Additionally, the Company believes that it has a variety of potential legal defenses should the government agency decide to pursue any such action.

Environmental Matters

Under U.S. federal statutes, such as the Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), the Clean Water Act and the Clean Air Act, and similar state laws, the current owner or operator of real property and the past owners or operators of real property (if disposal took place during such past ownership or operation) may be jointly and severally liable for the costs of removal or remediation of toxic or hazardous substances on or under their property, regardless of whether such materials were released in violation of law or whether the owner or operator knew of, or was responsible for, the presence of such substances. Moreover, under CERCLA and similar state laws, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be jointly and severally liable for the costs of the removal or remediation of such substances at a disposal or treatment site, whether or not such site was owned or operated by such person (an “off-site facility”). Liability at such off-site facilities is typically allocated among all of the viable responsible parties based on such factors as the relative amount of waste contributed to a site, toxicity of such waste, relationship of the waste contributed by a party to the remedy chosen for the site, and other factors.

The Company currently owns and operates industrial facilities and has also transferred its interests in industrial facilities that it formerly owned or operated. It is likely that as a result of its current or former operations, such facilities have been impacted by hazardous substances. The Company is not aware of any conditions at its currently owned facilities in the United States that it expects will cause the Company to incur material costs in excess of those for which reserves have been established.

The Company also may receive claims, pursuant to indemnity obligations from owners of recently sold facilities, which may require the Company to incur costs for investigation and/or remediation. Based on the available information, the Company does not believe that such costs will be materially in excess of those reserves which it has established. No assurance can be provided that the Company will not discover environmental conditions at its currently owned or operated properties, or that additional claims will not be made with respect to formerly owned properties, requiring the Company to incur material expenditures to investigate and/or remediate such conditions.

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

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

23. Litigation and Uncertainties — (Continued)

remove TCE from the groundwater. It is not possible at the present time to predict how long FWEC will be required to operate and maintain the system. The annual cost of operating and maintaining the system has not been material.

In September 2004, FWEC sampled the domestic water supply of approximately 16 residences in Mountaintop, and it received validated testing data regarding that sampling in October 2004. The residences are located approximately one mile to the southwest of the historic source of the TCE at FWEC’s former facility, and it is believed the residences use private wells for domestic water. The results of this sampling indicated that TCE was present in the water at several of the residences at levels in excess of Safe Drinking Water Act standards. Since the initial round of testing in September 2004, FWEC has tested more wells. As of February 2005, the number of wells in the area containing TCE in excess of the standards is approximately 30, and FWEC believes the boundaries of the affected area have been delineated.

The source of the TCE in the wells has not yet been determined. FWEC is working closely with the appropriate regulatory authorities in responding to this situation. FWEC first provided the affected residences with temporary replacement water and then arranged to have filters installed on the residences’ water system to remove the TCE. FWEC has also arranged to have the filters periodically tested and maintained. The cost of the foregoing is not expected to be material. If the source of the TCE is determined to be from a third-party, FWEC will evaluate its options regarding the recovery of the costs it has incurred, which options could include seeking to recover those costs from those determined to be the source. The agencies have incurred over $500 of costs responding to the situation, which they may seek to recover from those determined to be the source(s) of the TCE. The Company and the agencies are reviewing the technical and economic feasibility of extending a public water line that exists at one end of the effected area to the other end of the effected area. Given the preliminary stage of the investigations, FWEC is unable to estimate the potential financial impact of the foregoing on FWEC.

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

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

24. Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 26	June 25	Sept. 24	Dec. 31

2004
Operating revenues	$666,359	$635,019	$720,554	$639,392
Contract profit	75,212	106,025	47,067	51,051
Net income (loss)	(4,298)	29,835	(215,470)	(95,361)
Income (loss) per share:
Basic	$(2.09)	$14.53	$(103.23)	$(7.38)
Diluted	$(2.09)	$12.28	$(103.23)	$(7.38)
Shares outstanding:
Weighted-average number of shares outstanding	2,052,762	2,052,774	2,087,274	12,922,076
Effect of stock options and convertible notes	*	654,704	*	*

Total diluted weighted-average number of shares outstanding	2,052,762	2,707,478	2,087,274	12,922,076

	Three Months Ended
	March 28	June 27	Sept. 26	Dec. 26

2003
Operating revenues	$784,092	$922,238	$886,573	$1,130,912
Contract profit	56,963	63,023	80,079	88,024
Net loss	(19,820)	(29,338)	(26,897)	(81,008)
Loss per share:
Basic	$(9.66)	$(14.30)	$(13.11)	$(39.46)
Diluted	$(9.66)	$(14.30)	$(13.11)	$(39.46)
Shares outstanding:
Weighted-average number of shares outstanding	2,051,767	2,052,175	2,052,057	2,052,915
Effect of stock options and convertible notes	*	*	*	*

Total diluted weighted-average number of shares outstanding	2,051,767	2,052,175	2,052,057	2,052,915

*	The effect of the stock options and convertible notes were not included in the calculation of diluted earnings per share due to their antidilutive effect.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information

A. 2005 Senior Notes

As a result of the reorganization on May 25, 2001, Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the Senior Notes at 6.75% interest, due November 15, 2005 (“2005 Senior Notes”). Foster Wheeler Ltd. and the following companies have issued guarantees in favor of the holders of the 2005 Senior Notes: Equipment Consultants, Inc., Foster Wheeler Holdings Ltd. (formerly known as “Foreign Holdings Ltd.”), Foster Wheeler Asia Limited, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler North America Corp. (formerly known as “Foster Wheeler Power Group, Inc.”), Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., HFM International, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc., and Perryville III Trust. Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC and each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to the Company.

In 2004, the Company completed an equity-for-debt exchange in which it issued common shares, preferred shares and new 2011 Senior Notes in exchange for a portion of the 2005 Senior Notes. See Note 7 for further details regarding the exchange including the amount of 2005 Senior Notes exchanged.

The following represents summarized condensed consolidating financial information as of December 31, 2004 and December 26, 2003 with respect to the financial position, and for each of the three years in the period ended December 31, 2004 for results of operations and for cash flows.

The Foster Wheeler Ltd. column presents the parent company’s financial information. Foster Wheeler Ltd. is also a guarantor. The Foster Wheeler LLC column presents the issuer’s financial information. The Guarantor Subsidiaries column presents the financial information of all guarantors excluding that of Foster Wheeler Ltd., which is separately presented. The guarantor subsidiaries include the results of Foster Wheeler Holdings Ltd., the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other guarantor subsidiaries and non-guarantor subsidiaries.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

A. 2005 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$48,782	$242,785	$—	$291,567
Accounts and notes receivable, net	416,260	184,449	202,579	672,205	(968,997)	506,496
Contracts in process and inventories	—	—	47,243	126,830	4	174,077
Investment and advances	—	—	1,247	—	(1,247)	—
Other current assets	—	—	3,482	73,676	—	77,158

Total current assets	416,260	184,449	303,333	1,115,496	(970,240)	1,049,298
Investments in subsidiaries and others	(1,140,764)	(711,205)	(133,432)	158,457	1,985,268	158,324
Land, buildings & equipment, net	—	—	45,961	234,344	—	280,305
Notes and accounts receivable - long-term	210,000	487,108	279,861	412,402	(1,382,318)	7,053
Intangible assets, net	—	—	98,979	22,523	—	121,502
Asbestos-related insurance recovery receivable	—	290,494	—	42,400	—	332,894
Other assets	—	5,330	79,826	153,007	—	238,163

TOTAL ASSETS	$(514,504)	$256,176	$674,528	$2,138,629	$(367,290)	$2,187,539

Liabilities & Shareholders’ (Deficit)/Equity
Accounts payable and accrued expenses	$(4,239)	$498,673	$554,655	$517,033	$(968,994)	$597,128
Estimated costs to complete long-term contracts	—	—	93,047	365,374	—	458,421
Other current liabilities	(52)	11,372	5,015	183,237	—	199,572

Total current liabilities	(4,291)	510,045	652,717	1,065,644	(968,994)	1,255,121
Long-term debt	3,070	342,820	66,073	122,896	—	534,859
Pension, postretirement and other employee benefits	—	—	201,164	64,705	—	265,869
Asbestos-related liability	—	405,000	—	42,400	—	447,400
Other long-term liabilities and minority interest	—	138,954	895,338	901,391	(1,738,110)	197,573

TOTAL LIABILITIES	(1,221)	1,396,819	1,815,292	2,197,036	(2,707,104)	2,700,822

Common stock and paid-in capital	883,573	242,613	242,613	164,817	(650,043)	883,573
Accumulated deficit	(1,096,348)	(1,098,795)	(1,098,916)	(57,215)	2,254,926	(1,096,348)
Accumulated other comprehensive loss	(284,461)	(284,461)	(284,461)	(166,009)	734,931	(284,461)
Unearned compensation	(16,047)	—	—	—	—	(16,047)

TOTAL SHAREHOLDERS’ DEFICIT	(513,283)	(1,140,643)	(1,140,764)	(58,407)	2,339,814	(513,283)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(514,504)	$256,176	$674,528	$2,138,629	$(367,290)	$2,187,539

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

A. 2005 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 26, 2003

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$34,264	$329,831	$—	$364,095
Accounts and notes receivable, net	—	272,361	123,033	778,637	(617,617)	556,414
Contracts in process and inventories	—	—	121,527	60,876	(9,110)	173,293
Investment and advances	—	—	88,641	—	(88,641)	—
Other current assets	—	—	5,121	75,453	—	80,574

Total current assets	—	272,361	372,586	1,244,797	(715,368)	1,174,376
Investments in subsidiaries and others	(872,080)	(919,588)	390,261	142,810	1,401,156	142,559
Land, buildings & equipment, net	—	—	66,218	243,397	—	309,615
Notes and accounts receivable - long-term	210,000	575,118	281,108	458,490	(1,517,940)	6,776
Intangible assets, net	—	—	101,664	21,025	—	122,689
Asbestos-related insurance recovery receivable	—	495,400	—	—	—	495,400
Other assets	—	28,478	84,149	142,488	—	255,115

TOTAL ASSETS	$(662,080)	$451,769	$1,295,986	$2,253,007	$(832,152)	$2,506,530

Liabilities & Shareholders’ (Deficit)/Equity
Accounts payable and accrued expenses	$412	$78,278	$722,214	$512,485	$(626,727)	$686,662
Estimated costs to complete long-term contracts	—	—	162,168	390,586	—	552,754
Other current liabilities	(52)	(1,085)	(5,910)	117,990	—	110,943

Total current liabilities	360	77,193	878,472	1,021,061	(626,727)	1,350,359
Long-term debt	210,000	328,163	155,709	318,100	—	1,011,972
Pension, postretirement and other employee benefits	—	—	216,281	78,852	—	295,133
Asbestos-related liability	—	526,200	—	—	—	526,200
Other long-term liabilities and minority interest	—	392,221	917,604	763,125	(1,877,644)	195,306

TOTAL LIABILITIES	210,360	1,323,777	2,168,066	2,181,138	(2,504,371)	3,378,970

Common stock and paid-in capital	242,613	242,613	242,613	325,741	(810,967)	242,613
Accumulated deficit	(811,054)	(810,622)	(810,694)	(50,175)	1,671,491	(811,054)
Accumulated other comprehensive loss	(303,999)	(303,999)	(303,999)	(203,697)	811,695	(303,999)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(872,440)	(872,008)	(872,080)	71,869	1,672,219	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(662,080)	$451,769	$1,295,986	$2,253,007	$(832,152)	$2,506,530

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

A. 2005 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
For the Year Ended December 31, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$586,991	$2,168,358	$(94,025)	$2,661,324
Cost of operating revenues	—	—	(479,167)	(1,996,827)	94,025	(2,381,969)

Contract profit	—	—	107,824	171,531	—	279,355

Selling, general and administrative expenses	2,986	—	(74,044)	(157,904)	—	(228,962)
Other income	10,063	53,558	43,993	109,242	(128,473)	88,383
Other deductions and minority interest	(25)	(391)	(84,629)	(19,867)	3,640	(101,272)
Interest expense	(10,096)	(65,453)	(71,202)	(72,704)	124,833	(94,622)
Loss on equity-for-debt exchange	—	(164,974)	(10,080)	—		(175,054)
Equity in net loss of subsidiaries	(288,222)	(110,913)	(200,981)	—	600,116	—

Loss before income taxes	(285,294)	(288,173)	(289,119)	30,298	600,116	(232,172)
Benefit/(provision) for income taxes	—	—	897	(54,019)	—	(53,122)

Net loss	(285,294)	(288,173)	(288,222)	(23,721)	600,116	(285,294)

Other comprehensive income/(loss):
Foreign currency translation adjustment	27,155	27,155	27,155	38,659	(92,969)	27,155
Minimum pension liability adjustment, net of $986 tax benefit	(7,617)	(7,617)	(7,617)	(1,827)	17,061	(7,617)

Net comprehensive (loss)/income	$(265,756)	$(268,635)	$(268,684)	$13,111	$524,208	$(265,756)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

A. 2005 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE (LOSS)/INCOME
For the Year Ended December 26, 2003

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$971,298	$2,843,569	$(91,052)	$3,723,815
Cost of operating revenues	—	—	(907,987)	(2,624,291)	96,552	(3,435,726)

Contract profit	—	—	63,311	219,278	5,500	288,089

Selling, general and administrative expenses	—	—	(86,086)	(119,369)	(110)	(205,565)
Other income	13,650	54,037	55,104	107,635	(152,933)	77,493
Other deductions and minority interest	(24)	(198)	(74,615)	(109,509)	10,176	(174,170)
Interest expense	(13,719)	(63,256)	(61,217)	(94,659)	137,367	(95,484)
Equity in net loss of subsidiaries	(156,970)	(147,536)	(46,673)	—	351,179	—

(Loss)/earnings before income taxes	(157,063)	(156,953)	(150,176)	3,376	351,179	(109,637)
Provision for income taxes	—	—	(6,794)	(40,632)	—	(47,426)

Net loss	(157,063)	(156,953)	(156,970)	(37,256)	351,179	(157,063)

Other comprehensive income:
Foreign currency translation adjustment	6,762	6,762	6,762	4,371	(17,895)	6,762
Minimum pension liability adjustment, net of tax of $18,886	58,677	58,677	58,677	44,483	(161,837)	58,677

Net comprehensive (loss)/income	$(91,624)	$(91,514)	$(91,531)	$11,598	$171,447	$(91,624)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

A. 2005 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE LOSS
For the Year Ended December 27, 2002

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,414,447	$2,206,447	$(101,717)	$3,519,177
Cost of operating revenues	—	—	(1,461,847)	(2,068,524)	103,461	(3,426,910)

Contract Profit	—	—	(47,400)	137,923	1,744	92,267

Selling, general and administrative expenses	—	—	(128,003)	(98,521)	—	(226,524)
Other income	13,650	50,355	38,186	99,509	(146,340)	55,360
Other deductions and minority interest	(73)	(4,205)	(95,721)	(98,138)	—	(198,137)
Interest expense	(13,749)	(52,785)	(58,369)	(102,721)	144,596	(83,028)
Equity in net loss of subsidiaries	(374,547)	(370,193)	(72,159)	—	816,899	—

Loss before income taxes	(374,719)	(376,828)	(363,466)	(61,948)	816,899	(360,062)
(Provision)/benefit for income taxes	—	2,322	(11,081)	(5,898)	—	(14,657)

Net loss prior to cumulative effect of a change in accounting principle	(374,719)	(374,506)	(374,547)	(67,846)	816,899	(374,719)
Cumulative effect on prior years of a change in accounting principle for goodwill, net of $0 tax	(150,500)	(150,500)	(150,500)	(24,800)	325,800	(150,500)

Net loss	(525,219)	(525,006)	(525,047)	(92,646)	1,142,699	(525,219)

Other comprehensive (loss)/income:
Foreign currency translation adjustments	22,241	22,241	22,241	20,942	(65,424)	22,241
Net (loss)/gain on derivative instruments	(3,834)	(3,834)	(3,834)	284	7,384	(3,834)
Minimum pension liability adjustment net of tax benefit of $73,400	(226,011)	(226,011)	(226,011)	(170,303)	622,325	(226,011)

Net comprehensive loss	$(732,823)	$(732,610)	$(732,651)	$(241,723)	$1,706,984	$(732,823)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

A. 2005 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by operating activities	$(58)	$(14,675)	$(163,493)	$166,063	$(18,700)	$(30,863)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(729)	(17,212)		(17,941)
Capital expenditures	—	—	(279)	(9,334)		(9,613)
Proceeds from sale of assets	—	—	16,709	786		17,495
(Increase)/decrease in investment and advances	—	—	164,753	(164,767)		(14)
Increase in short-term investments	—	—	—	(9,426)	—	(9,426)

Net cash provided/(used) by investing activities	—	—	180,454	(199,953)	—	(19,499)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(18,700)	18,700	—
Decrease in short-term debt	—	—	—	(121)		(121)
Proceeds from long-term debt	—	120,000	—	—		120,000
Repayment of long-term debt	—	(128,163)	(14)	(19,545)		(147,722)
Other	58	22,838	(2,408)	(23,151)	—	(2,663)

Net cash provided/(used) by financing activities	58	14,675	(2,422)	(61,517)	18,700	(30,506)

Effect of exchange rate changes on cash and cash equivalents	—	—	(21)	8,361	—	8,340

Increase/(decrease) in cash and cash equivalents	—	—	14,518	(87,046)	—	(72,528)
Cash and cash equivalents, beginning of year	—	—	34,264	329,831	—	364,095

Cash and cash equivalents, end of year	$—	$—	$48,782	$242,785	$—	$291,567

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

A. 2005 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 26, 2003

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by operating activities	$(93)	$18,811	$(163,863)	$87,250	$(4,203)	$(62,098)

Cash Flows from Investing Activities
Change in restricted cash	—	—	15,524	22,890	—	38,414
Capital expenditures	—	—	(1,086)	(11,784)	—	(12,870)
Proceeds from sale of assets	—	—	79,701	7,458	—	87,159
(Increase)/decrease in investment and advances	—	—	274	(274)	—	—
Increase in short-term investments	—	—	—	(6,808)	—	(6,808)

Net cash provided by investing activities	—	—	94,413	11,482	—	105,895

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(4,203)	4,203	—
Decrease in short-term debt	—	—	—	(14,826)	—	(14,826)
Repayment of long-term debt	—	(11,837)	(1,580)	(20,683)	—	(34,100)
Other	93	(6,974)	84,352	(80,350)	—	(2,879)

Net cash provided/(used) by financing activities	93	(18,811)	82,772	(120,062)	4,203	(51,805)

Effect of exchange rate changes on cash and cash equivalents	—	—	114	27,684	—	27,798

Increase in cash and cash equivalents	—	—	13,436	6,354	—	19,790
Cash and cash equivalents, beginning of year	—	—	20,828	323,477	—	344,305

Cash and cash equivalents, end of year	$—	$—	$34,264	$329,831	$—	$364,095

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

A. 2005 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 27, 2002

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by operating activities	$(172)	$(15,109)	$196,436	$(2,430)	$(18,360)	$160,365

Cash Flows from Investing Activities
Change in restricted cash	—	—	(15,900)	(68,893)	—	(84,793)
Capital expenditures	—	—	(40,986)	(12,409)	—	(53,395)
Proceeds from sale of assets	—	—	1,783	4,499	—	6,282
(Increase)/decrease in investment and advances	—	(350)	(21,049)	30,506	—	9,107
Decrease in short-term investments	—	—	—	93	—	93

Net cash used by investing activities	—	(350)	(76,152)	(46,204)	—	(122,706)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(18,360)	18,360	—
Decrease in short-term debt	—	—	—	(7,792)	—	(7,792)
Proceeds from long-term debt	—	70,000	—	546	—	70,546
Proceeds from lease financing obligation	—	—	44,900	—	—	44,900
Repayment of long-term debt	—	—	(24,440)	(21,151)	—	(45,591)
Other	172	(54,541)	(162,201)	214,509	—	(2,061)

Net cash provided/(used) by financing activities	172	15,459	(141,741)	167,752	18,360	60,002

Effect of exchange rate changes on cash and cash equivalents	—	—	245	22,379	—	22,624

(Decrease)/increase in cash and cash equivalents	—	—	(21,212)	141,497	—	120,285
Cash and cash equivalents, beginning of year	—	—	42,040	181,980	—	224,020

Cash and cash equivalents, end of year	$—	$—	$20,828	$323,477	$—	$344,305

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

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

In 2004, the Company completed an equity-for-debt exchange in which it issued common shares and preferred shares in exchange for a portion of the Convertible Notes. See Note 7 for further details regarding the exchange including the amount of Convertible Notes exchanged.

The following represents summarized condensed consolidating financial information as of December 31, 2004 and December 26, 2003 with respect to the financial position, and for each of the three years in the period ended December 31, 2004 for results of operations and for cash flows.

The Foster Wheeler Ltd. column presents the financial information of the parent company, who is also the issuer. The Guarantor Subsidiary column presents the financial information of the sole guarantor, Foster Wheeler LLC. The non-guarantor subsidiaries include the results of all direct and indirect non-guarantor subsidiaries of Foster Wheeler Ltd., including Foster Wheeler Holdings Ltd. (previously known as “Foreign Holdings Ltd.”), the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other non- guarantor subsidiaries.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$291,567	$—	$291,567
Accounts and notes receivable, net	416,260	184,449	881,729	(975,942)	506,496
Contracts in process and inventories	—	—	174,077	—	174,077
Other current assets	—	—	77,158	—	77,158

Total current assets	416,260	184,449	1,424,531	(975,942)	1,049,298
Investments in subsidiaries and others	(1,140,764)	(711,205)	(271,114)	2,281,407	158,324
Land, buildings & equipment, net	—	—	280,305	—	280,305
Notes and accounts receivable - long-term	210,000	487,108	7,053	(697,108)	7,053
Intangible assets, net	—	—	121,502	—	121,502
Asbestos-related insurance recovery receivable	—	290,494	42,400	—	332,894
Other assets	—	5,330	232,833	—	238,163

TOTAL ASSETS	$(514,504)	$256,176	$1,837,510	$608,357	$2,187,539

LIABILITIES & SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$(4,239)	$498,673	$1,078,636	$(975,942)	$597,128
Estimated costs to complete long-term contracts	—	—	458,421	—	458,421
Other current liabilities	(52)	11,372	188,252	—	199,572

Total current liabilities	(4,291)	510,045	1,725,309	(975,942)	1,255,121
Long-term debt	3,070	342,820	188,969	—	534,859
Pension, postretirement and other employee benefits	—	—	265,869	—	265,869
Asbestos-related liability	—	405,000	42,400	—	447,400
Other long-term liabilities and minority interest	—	138,954	755,727	(697,108)	197,573

TOTAL LIABILITIES	(1,221)	1,396,819	2,978,274	(1,673,050)	2,700,822

Common stock and paid in capital	883,573	242,613	242,613	(485,226)	883,573
Accumulated deficit	(1,096,348)	(1,098,795)	(1,098,916)	2,197,711	(1,096,348)
Accumulated other comprehensive loss	(284,461)	(284,461)	(284,461)	568,922	(284,461)
Unearned compensation	(16,047)	—	—	—	(16,047)

TOTAL SHAREHOLDERS’ DEFICIT	(513,283)	(1,140,643)	(1,140,764)	2,281,407	(513,283)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(514,504)	$256,176	$1,837,510	$608,357	$2,187,539

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 26, 2003

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$364,095	$—	$364,095
Accounts and notes receivable, net	—	272,361	497,096	(213,043)	556,414
Contracts in process and inventories	—	—	173,293	—	173,293
Other current assets	—	—	80,574	—	80,574

Total current assets	—	272,361	1,115,058	(213,043)	1,174,376
Investments in subsidiaries and others	(872,080)	(919,588)	190,139	1,744,088	142,559
Land, buildings & equipment, net	—	—	309,615	—	309,615
Notes and accounts receivable - long-term	210,000	575,118	181,716	(960,058)	6,776
Intangible assets, net	—	—	122,689	—	122,689
Asbestos-related insurance recovery receivable	—	495,400	—	—	495,400
Other assets	—	28,478	226,637	—	255,115

TOTAL ASSETS	$(662,080)	$451,769	$2,145,854	$570,987	$2,506,530

LIABILITIES & SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$412	$78,278	$821,015	$(213,043)	$686,662
Estimated costs to complete long-term contracts	—	—	552,754	—	552,754
Other current liabilities	(52)	(1,085)	112,080	—	110,943

Total current liabilities	360	77,193	1,485,849	(213,043)	1,350,359
Long-term debt	210,000	328,163	473,809	—	1,011,972
Pension, postretirement and other employee benefits	—	—	295,133	—	295,133
Asbestos-related liability	—	526,200	—	—	526,200
Other long-term liabilities and minority interest	—	392,221	763,143	(960,058)	195,306

TOTAL LIABILITIES	210,360	1,323,777	3,017,934	(1,173,101)	3,378,970

Common stock and paid in capital	242,613	242,613	242,613	(485,226)	242,613
Accumulated deficit	(811,054)	(810,622)	(810,694)	1,621,316	(811,054)
Accumulated other comprehensive loss	(303,999)	(303,999)	(303,999)	607,998	(303,999)

TOTAL SHAREHOLDERS’ DEFICIT	(872,440)	(872,008)	(872,080)	1,744,088	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(662,080)	$451,769	$2,145,854	$570,987	$2,506,530

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
For the Year Ended December 31, 2004

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,661,324	$—	$2,661,324
Cost of operating revenues	—	—	(2,381,969)	—	(2,381,969)

Contract profit	—	—	279,355	—	279,355

Selling, general and administrative expenses	2,986	—	(231,948)	—	(228,962)
Other income	10,063	53,558	88,412	(63,650)	88,383
Other deductions and minority interest	(25)	(391)	(100,856)	—	(101,272)
Interest expense	(10,096)	(65,453)	(82,723)	63,650	(94,622)
Loss on equity-for debt exchange	—	(164,974)	(10,080)	—	(175,054)
Equity in net loss of subsidiaries	(288,222)	(110,913)	(177,260)	576,395	—

Loss before income taxes	(285,294)	(288,173)	(235,100)	576,395	(232,172)
Provision for income taxes	—	—	(53,122)	—	(53,122)

Net loss	(285,294)	(288,173)	(288,222)	576,395	(285,294)

Other comprehensive income/(loss):
Foreign currency translation adjustment	27,155	27,155	27,155	(54,310)	27,155
Minimum pension liability adjustment, net of $986 tax benefit	(7,617)	(7,617)	(7,617)	15,234	(7,617)

Net comprehensive loss	$(265,756)	$(268,635)	$(268,684)	$537,319	$(265,756)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE LOSS
For the Year Ended December 26, 2003

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,723,815	$—	$3,723,815
Cost of operating revenues	—	—	(3,435,726)	—	(3,435,726)

Contract profit	—	—	288,089	—	288,089

Selling, general and administrative expenses	—	—	(205,565)	—	(205,565)
Other income	13,650	54,037	95,692	(85,886)	77,493
Other deductions and minority interest	(24)	(198)	(173,948)	—	(174,170)
Interest expense	(13,719)	(63,256)	(104,395)	85,886	(95,484)
Equity in net loss of subsidiaries	(156,970)	(147,536)	(9,417)	313,923	—

Loss before income taxes	(157,063)	(156,953)	(109,544)	313,923	(109,637)
Provision for income taxes	—	—	(47,426)	—	(47,426)

Net loss	(157,063)	(156,953)	(156,970)	313,923	(157,063)

Other comprehensive income:
Foreign currency translation adjustments	6,762	6,762	6,762	(13,524)	6,762
Minimum pension liability adjustment, net of tax of $18,886	58,677	58,677	58,677	(117,354)	58,677

Net comprehensive loss	$(91,624)	$(91,514)	$(91,531)	$183,045	$(91,624)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE LOSS
For the Year Ended December 27, 2002

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,519,177	$—	$3,519,177
Cost of operating revenues	—	—	(3,426,910)	—	(3,426,910)

Contract Profit	—	—	92,267	—	92,267

Selling, general and administrative expenses	—	—	(226,524)	—	(226,524)
Other income	13,650	50,355	72,069	(80,714)	55,360
Other deductions and minority interest	(73)	(4,205)	(193,859)	—	(198,137)
Interest expense	(13,749)	(52,785)	(97,208)	80,714	(83,028)
Equity in net loss of subsidiaries	(374,547)	(370,193)	(4,313)	749,053	—

Loss before income taxes	(374,719)	(376,828)	(357,568)	749,053	(360,062)
(Provision)/benefit for income taxes	—	2,322	(16,979)	—	(14,657)

Net loss prior to cumulative effect of a change in accounting principle	(374,719)	(374,506)	(374,547)	749,053	(374,719)
Cumulative effect on prior years of a change in accounting principle for goodwill, net of $0 tax	(150,500)	(150,500)	(150,500)	301,000	(150,500)

Net loss	(525,219)	(525,006)	(525,047)	1,050,053	(525,219)

Other comprehensive (loss)/income:
Foreign currency translation adjustments	22,241	22,241	22,241	(44,482)	22,241
Net loss on derivative instruments	(3,834)	(3,834)	(3,834)	7,668	(3,834)
Minimum pension liability adjustment net of tax benefit of $73,400	(226,011)	(226,011)	(226,011)	452,022	(226,011)

Net comprehensive loss	$(732,823)	$(732,610)	$(732,651)	$1,465,261	$(732,823)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by operating activities	$(58)	$(14,675)	$(204)	$(15,926)	$(30,863)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(17,941)	—	(17,941)
Capital expenditures	—	—	(9,613)	—	(9,613)
Proceeds from sale of assets	—	—	17,495	—	17,495
Increase in investment and advances	—	—	(14)	—	(14)
Increase in short-term investments	—	—	(9,426)	—	(9,426)

Net cash used by investing activities	—	—	(19,499)	—	(19,499)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(15,926)	15,926	—
Decrease in short-term debt	—	—	(121)	—	(121)
Proceeds from long-term debt	—	120,000	—	—	120,000
Repayment of long-term debt	—	(128,163)	(19,559)	—	(147,722)
Other	58	22,838	(25,559)	—	(2,663)

Net cash provided/(used) by financing activities	58	14,675	(61,165)	15,926	(30,506)

Effect of exchange rate changes on cash and cash equivalents	—	—	8,340	—	8,340

Decrease in cash and cash equivalents	—	—	(72,528)	—	(72,528)
Cash and cash equivalents, beginning of year	—	—	364,095	—	364,095

Cash and cash equivalents, end of year	$—	$—	$291,567	$—	$291,567

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 26, 2003

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash used by operating activities	$(93)	$18,811	$(78,576)	$(2,240)	$(62,098)

Cash Flows from Investing Activities
Change in restricted cash	—	—	38,414	—	38,414
Capital expenditures	—	—	(12,870)	—	(12,870)
Proceeds from sale of assets	—	—	87,159	—	87,159
(Increase)/decrease in investment and advances	—	—	—	—	—
Increase in short-term investments	—	—	(6,808)	—	(6,808)

Net cash provided by investing activities	—	—	105,895	—	105,895

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(2,240)	2,240	—
Decrease in short-term debt	—	—	(14,826)	—	(14,826)
Repayment of long-term debt	—	(11,837)	(22,263)	—	(34,100)
Other	93	(6,974)	4,002	—	(2,879)

Net cash provided/(used) by financing activities	93	(18,811)	(35,327)	2,240	(51,805)

Effect of exchange rate changes on cash and cash equivalents	—	—	27,798	—	27,798

Increase in cash and cash equivalents	—	—	19,790	—	19,790
Cash and cash equivalents, beginning of period	—	—	344,305	—	344,305

Cash and cash equivalents, end of period	$—	$—	$364,095	$—	$364,095

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 27, 2002

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by operating activities	$(172)	$(15,109)	$179,036	$(3,390)	$160,365

Cash Flows from Investing Activities
Change in restricted cash	—	—	(84,793)	—	(84,793)
Capital expenditures	—	—	(53,395)	—	(53,395)
Proceeds from sale of assets	—	—	6,282	—	6,282
(Increase)/decrease in investment and advances	—	(350)	9,457	—	9,107
Decrease in short-term investments	—	—	93	—	93

Net cash used by investing activities	—	(350)	(122,356)	—	(122,706)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(3,390)	3,390	—
Decrease in short-term debt	—	—	(7,792)	—	(7,792)
Proceeds from long-term debt	—	70,000	546	—	70,546
Proceeds from lease financing obligation	—	—	44,900	—	44,900
Repayment of long-term debt	—	—	(45,591)	—	(45,591)
Other	172	(54,541)	52,308	—	(2,061)

Net cash provided by financing activities	172	15,459	40,981	3,390	60,002

Effect of exchange rate changes on cash and cash equivalents	—	—	22,624	—	22,624

Increase in cash and cash equivalents	—	—	120,285	—	120,285
Cash and cash equivalents, beginning of year	—	—	224,020	—	224,020

Cash and cash equivalents, end of year	$—	$—	$344,305	$—	$344,305

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

C. Trust Preferred Securities

On January 13, 1999, FW Preferred Capital Trust I (the “Capital Trust”), a Delaware Business Trust, which is a 100% indirectly owned finance subsidiary of the Company, consummated a $175,000 public offering of 7,000,000 Trust Preferred Securities (the “Trust Securities”). The Trust Securities, which are fully and unconditionally guaranteed on a joint and several basis by Foster Wheeler Ltd. and Foster Wheeler LLC, accrue cumulative distributions at an annual rate of 9%. The distributions are payable quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. The maturity date of the Trust Securities is January 15, 2029; however, the Capital Trust can redeem the Trust Securities on or after January 15, 2004.

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

Prior to December 27, 2003 the Capital Trust was consolidated in the financial statements of the Company and the Trust Securities were presented as Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest Debentures in the consolidated financial statements. The accumulated undistributed quarterly distributions were presented on the consolidated balance sheet as Deferred Accrued Mandatorily Redeemable Preferred Security Distributions of Subsidiary Trust. The distributions expense on the Trust Securities was presented as interest expense in the consolidated statement of operations and comprehensive loss.

Effective December 27, 2003, the Company adopted FIN No. 46 for variable interest entities formed prior to February 1, 2003. In accordance with the provisions of FIN No. 46, the Company determined that (i) the Capital Trust is a variable interest entity and (ii) the Company is not the primary beneficiary. Accordingly, the Company de-consolidated the Capital Trust as of December 27, 2003. The Company’s consolidated financial statements now reflect Foster Wheeler LLC’s obligations to the Capital Trust as Subordinated Deferrable Interest Debentures and Deferred Accrued Interest on Subordinated Deferrable Interest Debentures. The interest expense on the Debentures is presented on the consolidated statement of operations and comprehensive loss as interest expense.

In 2004, the Company completed an equity-for-debt exchange in which it issued common shares, preferred shares and warrants to purchase common shares in exchange for a portion of the Trust Securities. See Note 7 for further details regarding the exchange including the amount of Trust Securities exchanged.

Summarized below is the condensed financial information of the Capital Trust.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

C. Trust Preferred Securities — (Continued)

Balance Sheet Data:	December 31, 2004	December 26, 2003

Non-current assets—subordinated deferrable interest debentures, net of valuation allowance of $154,000 at December 26, 2003	$71,177	$21,000
Non-current assets—accrued interest on subordinated deferrable interest debentures, net of valuation allowance of $17,626 and $38,021, respectively	5,834	—
Long-term liabilities—mandatorily redeemable preferred trust securities	71,177	175,000
Long-term liability—deferred accrued mandatorily redeemable preferred security distributions	23,460	38,021
Net deficit	(17,626)	(192,021)

Income Statement Data for the year ended:	December 31, 2004	December 26, 2003

Interest income on subordinated deferrable interest debentures	$—	$—
Decrease (increase) in valuation allowance	151,531	11,550
Gain on equity-for-debt exchange	39,430	—
Mandatorily redeemable preferred security distributions	16,566	18,130
Net earnings/(loss)	174,395	(6,580)

Cash Flow Data for the year ended:	December 31, 2004	December 26, 2003

Cash flows from operating activities	$—	$—
Cash flows from investing activities	—	—
Cash flows from financing activities	—	—

SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” states “a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.” SFAS No. 114 requires that the measurement of impairment be based on one of several methods including the loan’s observable market price. The Capital Trust has established a valuation allowance on the subordinated deferrable interest debentures and related interest income receivable from Foster Wheeler LLC based on Foster Wheeler Ltd.’s and Foster Wheeler LLC’s financial condition and the decision to exercise the right to defer payments on the debentures since January 15, 2002. The subordinated deferrable interest debentures and related interest income receivable and the mandatorily redeemable trust preferred securities are the only assets and liabilities of Capital Trust. As a result, the Capital Trust measures loan impairment based on the market price of the mandatorily redeemable trust preferred securities, which is deemed a proxy for the loan’s observable market price. The decrease in the valuation allowance for years ended December 31, 2004 and December 26, 2003, resulted from an increase in the market price of the mandatorily redeemable trust preferred securities. The market price per security of the Trust Securities was $27.05 as of December 31, 2004, $3.00 as of December 26, 2003 and $1.35 as of December 27, 2002.

Additionally, the Capital Trust recorded a gain on the exchange of its mandatorily redeemable preferred trust securities of $39,430 in 2004. The difference between the gain recognized by the Capital Trust of $39,430 and the gain recorded by the Foster Wheeler LLC of $66,352 is due to (1) a $34,646 loss recognized by the Capital Trust on the settlement of 59.3% of the subordinated deferrable interest debentures and the corresponding accrued interest and (2) transaction fees of $4,244 and the write off of unamortized issuance costs of $3,480 borne by Foster Wheeler LLC.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

C. Trust Preferred Securities — (Continued)

The following represents summarized condensed consolidating financial information as of December 31, 2004 with respect to the financial position, and for the year ended December 31, 2004 for results of operations and for cash flows. The following summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the guarantors because management does not believe that such separate financial statements and related disclosures would be material to investors.

The Foster Wheeler Ltd. column presents the parent company’s financial information. Foster Wheeler Ltd. and Foster Wheeler LLC are guarantors. Foster Wheeler LLC is a 100% owned indirect subsidiary of Foster Wheeler Ltd. The guarantees are full and unconditional and joint and several. The non-guarantor subsidiaries include Foster Wheeler Holdings Ltd. (previously known as “Foreign Holdings Ltd.”), the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other non-guarantor subsidiaries.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

C. Trust Preferred Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$291,567	$—	$291,567
Accounts and notes receivable, net	416,260	184,449	881,729	(975,942)	506,496
Contracts in process and inventories	—	—	174,077	—	174,077
Other current assets	—	—	77,158	—	77,158

Total current assets	416,260	184,449	1,424,531	(975,942)	1,049,298
Investments in subsidiaries and others	(1,140,764)	(711,205)	(271,114)	2,281,407	158,324
Land, buildings & equipment, net	—	—	280,305	—	280,305
Notes and accounts receivable—long-term	210,000	487,108	7,053	(697,108)	7,053
Intangible assets, net	—	—	121,502	—	121,502
Asbestos-related insurance recovery receivable	—	290,494	42,400	—	332,894
Other assets	—	5,330	232,833	—	238,163

TOTAL ASSETS	$(514,504)	$256,176	$1,837,510	$608,357	$2,187,539

Liabilities & Shareholders’ Deficit
Accounts payable and accrued expenses	$(4,239)	$498,673	$1,078,636	$(975,942)	$597,128
Estimated costs to complete long-term contracts	—	—	458,421	—	458,421
Other current liabilities	(52)	11,372	188,252	—	199,572

Total current liabilities	(4,291)	510,045	1,725,309	(975,942)	1,255,121
Long-term debt	3,070	342,820	188,969	—	534,859
Pension, postretirement and other employee benefits	—	—	265,869	—	265,869
Asbestos-related liability	—	405,000	42,400	—	447,400
Other long-term liabilities and minority interest	—	138,954	755,727	(697,108)	197,573

TOTAL LIABILITIES	(1,221)	1,396,819	2,978,274	(1,673,050)	2,700,822

Common stock and paid in capital	883,573	242,613	242,613	(485,226)	883,573
Accumulated deficit	(1,096,348)	(1,098,795)	(1,098,916)	2,197,711	(1,096,348)
Accumulated other comprehensive loss	(284,461)	(284,461)	(284,461)	568,922	(284,461)
Unearned compensation	(16,047)	—	—	—	(16,047)

TOTAL SHAREHOLDERS’ DEFICIT	(513,283)	(1,140,643)	(1,140,764)	2,281,407	(513,283)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(514,504)	$256,176	$1,837,510	$608,357	$2,187,539

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

C. Trust Preferred Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
For the Year Ended December 31, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,661,324	$—	$2,661,324
Cost of operating revenues	—	—	(2,381,969)	—	(2,381,969)

Contract profit	—	—	279,355	—	279,355

Selling, general and administrative expenses	2,986	—	(231,948)	—	(228,962)
Other income	10,063	53,558	88,412	(63,650)	88,383
Other deductions and minority interest	(25)	(391)	(100,856)	—	(101,272)
Interest expense	(10,096)	(65,453)	(82,723)	63,650	(94,622)
Loss on equity-for debt exchange	—	(164,974)	(10,080)	—	(175,054)
Equity in net loss of subsidiaries	(288,222)	(110,913)	(177,260)	576,395	—

Loss before income taxes	(285,294)	(288,173)	(235,100)	576,395	(232,172)
Provision for income taxes	—	—	(53,122)	—	(53,122)

Net loss	(285,294)	(288,173)	(288,222)	576,395	(285,294)
Other comprehensive income/(loss):
Foreign currency translation adjustment	27,155	27,155	27,155	(54,310)	27,155
Minimum pension liability adjustment, net of $986 tax benefit	(7,617)	(7,617)	(7,617)	15,234	(7,617)

Net comprehensive loss	$(265,756)	$(268,635)	$(268,684)	$537,319	$(265,756)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

C. Trust Preferred Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by operating activities	$(58)	$(14,675)	$(204)	$(15,926)	$(30,863)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(17,941)	—	(17,941)
Capital expenditures	—	—	(9,613)	—	(9,613)
Proceeds from sale of assets	—	—	17,495	—	17,495
Increase in investment and advances	—	—	(14)	—	(14)
Increase in short-term investments	—	—	(9,426)	—	(9,426)

Net cash used by investing activities	—	—	(19,499)	—	(19,499)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(15,926)	15,926	—
Decrease in short-term debt	—	—	(121)	—	(121)
Proceeds from long-term debt	—	120,000	—	—	120,000
Repayment of long-term debt	—	(128,163)	(19,559)	—	(147,722)
Other	58	22,838	(25,559)	—	(2,663)

Net cash provided/(used) by financing activities	58	14,675	(61,165)	15,926	(30,506)

Effect of exchange rate changes on cash and cash equivalents	—	—	8,340	—	8,340

Decrease in cash and cash equivalents	—	—	(72,528)	—	(72,528)
Cash and cash equivalents, beginning of year	—	—	364,095	—	364,095

Cash and cash equivalents, end of year	$—	$—	$291,567	$—	$291,567

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

C. Trust Preferred Securities — (Continued)

As previously noted, the Capital Trust was consolidated in the financial statements of the Company prior to December 27, 2003. Accordingly, the Trust Securities were presented as Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest Debentures in the consolidated financial statements. The accumulated undistributed quarterly distributions were presented on the consolidated balance sheet as Deferred Accrued Mandatorily Redeemable Preferred Security Distributions of Subsidiary Trust. The distributions expense on the Trust Securities was presented as Mandatorily Redeemable Preferred Security Distributions of Subsidiary Trust on the consolidated statement of operations and comprehensive loss.

The following represents summarized condensed consolidating financial information as of December 26, 2003 with respect to the financial position, and for each of the two years in the period ended December 26, 2003 for results of operations and for cash flows. The following summarized condensed consolidating financial information is presented in lieu of the financial statements of the 100% indirectly owned subsidiary guarantor and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors.

The Foster Wheeler Ltd. column presents the parent company’s financial information. Foster Wheeler Ltd. is also a guarantor. The FW Preferred Capital Trust column presents the financial information of the issuer. The Guarantor Subsidiary column presents the financial information of Foster Wheeler LLC, but excludes that of Foster Wheeler Ltd., which is separately presented. The guarantees of Foster Wheeler Ltd. and Foster Wheeler LLC are full and unconditional and joint and several. The non-guarantor subsidiaries include Foster Wheeler Holdings Ltd., the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other non-guarantor subsidiaries.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

C. Trust Preferred Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 26, 2003

	Foster Wheeler Ltd.	FW Preferred Capital Trust (1)	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$—	$364,095	$—	$364,095
Accounts and notes receivable, net	—	—	272,361	497,096	(213,043)	556,414
Contracts in process and inventories	—	—	—	173,293	—	173,293
Other current assets	—	—	—	80,574	—	80,574

Total current assets	—	—	272,361	1,115,058	(213,043)	1,174,376
Investments in subsidiaries and others	(872,080)	—	(919,588)	190,139	1,744,088	142,559
Land, buildings & equipment, net	—	—	—	309,615	—	309,615
Notes and accounts receivable - long-term	210,000	175,000	575,118	6,716	(960,058)	6,776
Intangible assets, net	—	—	—	122,689	—	122,689
Asbestos-related insurance recovery receivable	—	—	495,400	—	—	495,400
Other assets	—	—	28,478	226,637	—	255,115

TOTAL ASSETS	$(662,080)	$175,000	$451,769	$1,970,854	$570,987	$2,506,530

Liabilities & Shareholders’ Deficit
Accounts payable and accrued expenses	$412	$—	$78,278	$821,015	$(213,043)	$686,662
Estimated costs to complete long-term contracts	—	—	—	552,754	—	552,754
Other current liabilities	(52)	—	(1,085)	112,080	—	110,943

Total current liabilities	360	—	77,193	1,485,849	(213,043)	1,350,359
Long-term debt	210,000	175,000	328,163	298,809	—	1,011,972
Pension, postretirement and other employee benefits	—	—	—	295,133	—	295,133
Asbestos-related liability	—	—	526,200	—	—	526,200
Other long-term liabilities and minority interest	—	—	392,221	763,143	(960,058)	195,306

TOTAL LIABILITIES	210,360	175,000	1,323,777	2,842,934	(1,173,101)	3,378,970

Common stock and paid in capital	242,613	—	242,613	242,613	(485,226)	242,613
Accumulated deficit	(811,054)	—	(810,622)	(810,694)	1,621,316	(811,054)
Accumulated other comprehensive loss	(303,999)	—	(303,999)	(303,999)	607,998	(303,999)

TOTAL SHAREHOLDERS’ DEFICIT	(872,440)	—	(872,008)	(872,080)	1,744,088	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(662,080)	$175,000	$451,769	$1,970,854	$570,987	$2,506,530

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

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

C. Trust Preferred Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE LOSS
For the Year Ended December 26, 2003

	Foster Wheeler Ltd.	FW Preferred Capital Trust (1)	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$3,723,815	$—	$3,723,815
Cost of operating revenues	—	—	—	(3,435,726)	—	(3,435,726)

Contract profit	—	—	—	288,089	—	288,089

Selling, general and administrative expenses	—	—	—	(205,565)	—	(205,565)
Other income	13,650	18,130	54,037	77,562	(85,886)	77,493
Other deductions and minority interest	(24)	—	(198)	(173,948)	—	(174,170)
Interest expense	(13,719)	(18,130)	(63,256)	(86,265)	85,886	(95,484)
Equity in net loss of subsidiaries	(156,970)	—	(147,536)	(9,417)	313,923	—

Loss before income taxes	(157,063)	—	(156,953)	(109,544)	313,923	(109,637)
Provision for income taxes	—	—	—	(47,426)	—	(47,426)

Net loss	(157,063)	—	(156,953)	(156,970)	313,923	(157,063)

Other comprehensive income:
Foreign currency translation adjustments	6,762	—	6,762	6,762	(13,524)	6,762
Minimum pension liability adjustment, net of tax of $18,886	58,677	—	58,677	58,677	(117,354)	58,677

Net comprehensive loss	$(91,624)	$—	$(91,514)	$(91,531)	$183,045	$(91,624)

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

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

C. Trust Preferred Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE LOSS
For the Year Ended December 27, 2002

	Foster Wheeler Ltd.	FW Preferred Capital Trust(1)	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$3,519,177	$—	$3,519,177
Cost of operating revenues	—	—	—	(3,426,910)	—	(3,426,910)

Contract Profit	—	—	—	92,267	—	92,267

Selling, general and administrative expenses	—	—	—	(226,524)	—	(226,524)
Other income	13,650	16,610	50,355	55,459	(80,714)	55,360
Other deductions and minority interest	(73)	—	(4,205)	(193,859)	—	(198,137)
Interest expense	(13,749)	(16,610)	(52,785)	(80,598)	80,714	(83,028)
Equity in net loss of subsidiaries	(374,547)	—	(370,193)	(4,313)	749,053	—

Loss before income taxes	(374,719)	—	(376,828)	(357,568)	749,053	(360,062)
(Provision)/benefit for income taxes	—	—	2,322	(16,979)	—	(14,657)

Net loss prior to cumulative effect of a change in accounting principle	(374,719)	—	(374,506)	(374,547)	749,053	(374,719)
Cumulative effect on prior years of a change in accounting principle for goodwill, net of $0 tax	(150,500)	—	(150,500)	(150,500)	301,000	(150,500)

Net loss	(525,219)	—	(525,006)	(525,047)	1,050,053	(525,219)

Other comprehensive (loss)/income:
Foreign currency translation adjustments	22,241	—	22,241	22,241	(44,482)	22,241
Net loss on derivative instruments	(3,834)	—	(3,834)	(3,834)	7,668	(3,834)
Minimum pension liability adjustment net of tax benefit of $73,400	(226,011)	—	(226,011)	(226,011)	452,022	(226,011)

Net comprehensive loss	$(732,823)	$—	$(732,610)	$(732,651)	$1,465,261	$(732,823)

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

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

C. Trust Preferred Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 26, 2003

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash used by operating activities	$(93)	$—	$18,811	$(78,576)	$(2,240)	$(62,098)

Cash Flows from Investing Activities
Change in restricted cash	—	—	—	38,414	—	38,414
Capital expenditures	—	—	—	(12,870)	—	(12,870)
Proceeds from sale of assets	—	—	—	87,159	—	87,159
Decrease in investment and advances	—	—	—	—	—	—
Increase in short-term investments	—	—	—	(6,808)	—	(6,808)

Net cash provided by investing activities	—	—	—	105,895	—	105,895

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(2,240)	2,240	—
Decrease in short-term debt	—	—	—	(14,826)	—	(14,826)
Repayment of long-term debt	—	—	(11,837)	(22,263)	—	(34,100)
Other	93	—	(6,974)	4,002	—	(2,879)

Net cash provided/(used) by financing activities	93	—	(18,811)	(35,327)	2,240	(51,805)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	27,798	—	27,798

Increase in cash and cash equivalents	—	—	—	19,790	—	19,790
Cash and cash equivalents, beginning of period	—	—	—	344,305	—	344,305

Cash and cash equivalents, end of period	$—	$—	$—	$364,095	$—	$364,095

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

C. Trust Preferred Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 27, 2002

	Foster Wheeler Ltd.	FW Preferred Capital Trust	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by operating activities	$(172)	$—	$(15,109)	$179,036	$(3,390)	$160,365

Cash Flows from Investing Activities
Change in restricted cash	—	—	—	(84,793)	—	(84,793)
Capital expenditures	—	—	—	(53,395)	—	(53,395)
Proceeds from sale of assets	—	—	—	6,282	—	6,282
(Increase)/decrease in investment and advances	—	—	(350)	9,457	—	9,107
Decrease in short-term investments	—	—	—	93	—	93

Net cash used by investing activities	—	—	(350)	(122,356)	—	(122,706)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(3,390)	3,390	—
Decrease in short-term debt	—	—	—	(7,792)	—	(7,792)
Proceeds from long-term debt	—	—	70,000	546	—	70,546
Proceeds from lease financing obligation	—	—	—	44,900	—	44,900
Repayment of long-term debt	—	—	—	(45,591)	—	(45,591)
Other	172	—	(54,541)	52,308	—	(2,061)

Net cash provided by financing activities	172	—	15,459	40,981	3,390	60,002

Effect of exchange rate changes on cash and cash equivalents	—	—	—	22,624	—	22,624

Increase in cash and cash equivalents	—	—	—	120,285	—	120,285
Cash and cash equivalents, beginning of year	—	—	—	224,020	—	224,020

Cash and cash equivalents, end of year	$—	$—	$—	$344,305	$—	$344,305

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

D. 2011 Senior Notes

In conjunction with the equity-for-debt exchange, Foster Wheeler LLC issued new 2011 Senior Notes in exchange for a portion of its 2005 Senior Notes. See Note 7 for further details regarding the exchange.

The 2011 Senior Notes are fully and unconditionally guaranteed by Foster Wheeler Ltd. and the following companies: Continental Finance Company Ltd., Energy Holdings, Inc., Equipment Consultants, Inc., Financial Services S.a.r.l., Foster Wheeler Holdings, Ltd., Foster Wheeler Asia Limited, Foster Wheeler Caribe Corporation, C.A., Foster Wheeler Constructors, Inc., Foster Wheeler Continental B.V., Foster Wheeler Development Corporation, FW Energie B.V., Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Europe B.V., Foster Wheeler Europe Limited, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler Intercontinental Corporation, Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler Middle East Corporation, Foster Wheeler North America Corp. (formerly known as “Foster Wheeler Power Group, Inc.”), Foster Wheeler Petroleum Services S.A.E., Foster Wheeler Power Company/La Societe D’ Energie Foster Wheeler Ltee., Foster Wheeler Power Corporation, Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Gestao E. Servicos, S.A., FW Hungary Licensing Limited Liability Company, FW Management Operations, Ltd., FW Overseas Operations Limited, HFM International, Inc., Manops Limited, P.E. Consultants, Inc., Perryville Service Company Ltd., PGI Holdings, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc., Perryville III Trust and Singleton Process Systems GmbH. Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC and each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd. The summarized consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors. The following represents summarized condensed consolidating financial information as of December 31, 2004 and December 26, 2003 with respect to the financial position, and for each of the three years in the period ended December 31, 2004 for results of operations and for cash flows.

The Foster Wheeler Ltd. column presents the parent company’s financial information. Foster Wheeler Ltd. is also a guarantor. The Foster Wheeler LLC column presents the issuer’s financial information. The Guarantor Subsidiaries column presents the financial information of all guarantors excluding that of Foster Wheeler Ltd., which is separately presented. The guarantor subsidiaries include the results of Foster Wheeler Holdings Ltd. (formerly known as “Foreign Holdings Ltd.”), the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other guarantor subsidiaries and non-guarantor subsidiaries.

Under the terms of the 2011 Senior Notes indenture, the Company had the option to add certain specified wholly owned subsidiaries as guarantors by December 31, 2004, to avoid a 1% increase in the interest rate. The Company added all but one of the additional guarantors by December 31, 2004 with the final guarantor being added in January 2005. Accordingly, the interest rate on the 2011 Senior Notes was 1% higher for that period of time during January 2005 that the Company had not provided the additional guarantor subsidiary.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

D. 2011 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$54,289	$237,278	$—	$291,567
Accounts and notes receivable, net	416,260	184,449	187,842	607,847	(889,902)	506,496
Contracts in process and inventories	—	—	49,618	124,456	3	174,077
Investment and advances	—	—	1,247	—	(1,247)	—
Other current assets	—	—	3,711	73,895	(448)	77,158

Total current assets	416,260	184,449	296,707	1,043,476	(891,594)	1,049,298
Investments in subsidiaries and others	(1,140,764)	(711,205)	(213,783)	245,701	1,978,375	158,324
Land, buildings & equipment, net	—	—	46,005	234,300	—	280,305
Notes and accounts receivable - long-term	210,000	487,108	94,252	16,426	(800,733)	7,053
Intangible assets, net	—	—	98,979	22,523	—	121,502
Asbestos-related insurance recovery receivable	—	290,494	—	42,400	—	332,894
Other assets	—	5,330	79,893	152,940	—	238,163

TOTAL ASSETS	$(514,504)	$256,176	$402,053	$1,757,766	$286,048	$2,187,539

Liabilities & Shareholders’ (Deficit)/Equity
Accounts payable and accrued expenses	$(4,239)	$498,673	$520,049	$472,542	$(889,897)	$597,128
Estimated costs to complete long-term contracts	—	—	96,041	362,380	—	458,421
Other current liabilities	(52)	11,372	11,581	177,119	(448)	199,572

Total current liabilities	(4,291)	510,045	627,671	1,012,041	(890,345)	1,255,121
Long-term debt	3,070	342,820	66,073	122,896	—	534,859
Pension, postretirement and other employee benefits	—	—	201,164	64,705	—	265,869
Asbestos-related liability	—	405,000	—	42,400	—	447,400
Other long-term liabilities and minority interest	—	138,954	647,909	224,910	(814,200)	197,573

TOTAL LIABILITIES	(1,221)	1,396,819	1,542,817	1,466,952	(1,704,545)	2,700,822

Common stock and paid-in capital	883,573	242,613	242,613	301,293	(786,519)	883,573
Accumulated (deficit)/retained earnings	(1,096,348)	(1,098,795)	(1,098,916)	128,077	2,069,634	(1,096,348)
Accumulated other comprehensive loss	(284,461)	(284,461)	(284,461)	(138,556)	707,478	(284,461)
Unearned compensation	(16,047)	—	—	—	—	(16,047)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(513,283)	(1,140,643)	(1,140,764)	290,814	1,990,593	(513,283)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(514,504)	$256,176	$402,053	$1,757,766	$286,048	$2,187,539

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

D. 2011 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 26, 2003

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$38,740	$325,355	$—	$364,095
Accounts and notes receivable, net	—	272,361	132,531	740,779	(589,257)	556,414
Contracts in process and inventories	—	—	134,158	48,290	(9,155)	173,293
Investment and advances	—	—	88,641	—	(88,641)	—
Other current assets	—	—	5,231	75,343	—	80,574

Total current assets	—	272,361	399,301	1,189,767	(687,053)	1,174,376
Investments in subsidiaries and others	(872,080)	(919,588)	303,855	226,093	1,404,279	142,559
Land, buildings & equipment, net	—	—	66,281	243,334	—	309,615
Notes and accounts receivable - long-term	210,000	575,118	87,979	148,564	(1,014,885)	6,776
Intangible assets, net	—	—	101,664	21,025	—	122,689
Asbestos-related insurance recovery receivable	—	495,400	—	—	—	495,400
Subordinated debt	—	28,478	84,229	142,408	—	255,115

TOTAL ASSETS	$(662,080)	$451,769	$1,043,309	$1,971,191	$(297,659)	$2,506,530

Liabilities & Shareholders’ (Deficit)/Equity
Accounts payable and accrued expenses	$412	$78,278	$705,299	$501,085	$(598,412)	$686,662
Estimated costs to complete long-term contracts	—	—	164,914	387,840	—	552,754
Other current liabilities	(52)	(1,085)	4,891	107,189	—	110,943

Total current liabilities	360	77,193	875,104	996,114	(598,412)	1,350,359
Long-term debt	210,000	328,163	155,709	318,100	—	1,011,972
Pension, postretirement and other employee benefits	—	—	216,281	78,852	—	295,133
Asbestos-related liability	—	526,200	—	—	—	526,200
Other long-term liabilities and minority interest	—	392,221	668,295	163,663	(1,028,873)	195,306

TOTAL LIABILITIES	210,360	1,323,777	1,915,389	1,556,729	(1,627,285)	3,378,970

Common stock and paid-in capital	242,613	242,613	242,613	466,855	(952,081)	242,613
Accumulated (deficit)/retained earnings	(811,054)	(810,622)	(810,694)	125,203	1,496,113	(811,054)
Accumulated other comprehensive loss	(303,999)	(303,999)	(303,999)	(177,596)	785,594	(303,999)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(872,440)	(872,008)	(872,080)	414,462	1,329,626	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(662,080)	$451,769	$1,043,309	$1,971,191	$(297,659)	$2,506,530

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

D. 2011 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
For the Year Ended December 31, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$615,260	$2,121,571	$(75,507)	$2,661,324
Cost of operating revenues	—	—	(515,023)	(1,942,453)	75,507	(2,381,969)

Contract profit	—	—	100,237	179,118	—	279,355

Selling, general and administrative expenses	2,986	—	(54,320)	(177,628)	—	(228,962)
Other income	10,063	53,558	25,967	92,782	(93,987)	88,383
Other deductions and minority interest	(25)	(391)	(92,296)	(15,267)	6,707	(101,272)
Interest expense	(10,096)	(65,453)	(89,154)	(17,199)	87,280	(94,622)
Loss on equity-for debt exchange	—	(164,974)	(10,080)	—	—	(175,054)
Equity in net loss of subsidiaries	(288,222)	(110,913)	(162,670)	—	561,805	—

Loss before income taxes	(285,294)	(288,173)	(282,316)	61,806	561,805	(232,172)
Benefit/(provision) for income taxes	—	—	(5,906)	(47,216)	—	(53,122)

Net loss	(285,294)	(288,173)	(288,222)	14,590	561,805	(285,294)

Other comprehensive income/(loss):
Foreign currency translation adjustment	27,155	27,155	27,155	40,173	(94,483)	27,155
Minimum pension liability adjustment, net of $986 tax benefit	(7,617)	(7,617)	(7,617)	(1,827)	17,061	(7,617)

Net comprehensive (loss)/income	$(265,756)	$(268,635)	$(268,684)	$52,936	$484,383	$(265,756)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

D. 2011 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE (LOSS)/INCOME
For the Year Ended December 26, 2003

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$995,137	$2,819,730	$(91,052)	$3,723,815
Cost of operating revenues	—	—	(920,791)	(2,611,487)	96,552	(3,435,726)

Total revenues and other income	—	—	74,346	208,243	5,500	288,089

Selling, general and administrative expenses	—	—	(88,028)	(117,427)	(110)	(205,565)
Other income	13,650	54,037	55,734	87,589	(133,517)	77,493
Other deductions and minority interest	(24)	(198)	(132,366)	(66,575)	24,993	(174,170)
Interest expense	(13,719)	(63,256)	(79,432)	(42,211)	103,134	(95,484)
Equity in net (loss)/earnings of subsidiaries	(156,970)	(147,536)	37,273	—	267,233	—

(Loss)/earnings before income taxes	(157,063)	(156,953)	(132,473)	69,619	267,233	(109,637)
Provision for income taxes	—	—	(24,497)	(22,929)	—	(47,426)

Net (loss)/earnings	(157,063)	(156,953)	(156,970)	46,690	267,233	(157,063)

Other comprehensive income:
Foreign currency translation adjustments	6,762	6,762	6,762	7,051	(20,575)	6,762
Minimum pension liability adjustment, net of tax of $18,886	58,677	58,677	58,677	44,483	(161,837)	58,677

Net comprehensive (loss)/income	$(91,624)	$(91,514)	$(91,531)	$98,224	$84,821	$(91,624)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

D. 2011 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE LOSS
For the Year Ended December 27, 2002

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,497,719	$2,117,251	$(95,793)	$3,519,177
Cost of operating revenues	—	—	(1,544,240)	(1,978,463)	95,793	(3,426,910)

Contract Profit	—	—	(46,521)	138,788	—	92,267

Selling, general and administrative expenses	—	—	(129,737)	(96,787)	—	(226,524)
Other income	13,650	50,355	57,939	63,043	(129,627)	55,360
Other deductions and minority interest	(73)	(4,205)	(101,155)	(119,296)	26,592	(198,137)
Interest expense	(13,749)	(52,785)	(71,545)	(47,984)	103,035	(83,028)
Equity in net loss of subsidiaries	(374,547)	(370,193)	(72,502)	—	817,242	—

Loss before income taxes	(374,719)	(376,828)	(363,521)	(62,236)	817,242	(360,062)
(Provision)/benefit for income taxes	—	2,322	(11,026)	(5,953)	—	(14,657)

Net loss prior to cumulative effect of a change in accounting principle	(374,719)	(374,506)	(374,547)	(68,189)	817,242	(374,719)
Cumulative effect on prior years of a change in accounting principle for goodwill, net of $0 tax	(150,500)	(150,500)	(150,500)	(24,800)	325,800	(150,500)

Net loss	(525,219)	(525,006)	(525,047)	(92,989)	1,143,042	(525,219)

Other comprehensive (loss)/income:
Foreign currency translation adjustments	22,241	22,241	22,241	30,859	(75,341)	22,241
Net loss on derivative instruments	(3,834)	(3,834)	(3,834)	284	7,384	(3,834)
Minimum pension liability adjustment net of tax benefit of $73,400	(226,011)	(226,011)	(226,011)	(170,303)	622,325	(226,011)

Net comprehensive loss	$(732,823)	$(732,610)	$(732,651)	$(232,149)	$1,697,410	$(732,823)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

D. 2011 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by operating activities	$(58)	$(14,675)	$(122,545)	$175,732	$(69,317)	$(30,863)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(730)	(17,211)	—	(17,941)
Capital expenditures	—	—	(280)	(9,333)	—	(9,613)
Proceeds from sale of assets	—	—	16,709	786	—	17,495
(Increase)/decrease in investment and advances	—	—	164,701	(164,715)	—	(14)
Increase in short-term investments	—	—	—	(9,426)	—	(9,426)

Net cash provided/(used) by investing activities	—	—	180,400	(199,899)	—	(19,499)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(12,419)	(56,898)	69,317	—
Decrease in short-term debt	—	—	—	(121)	—	(121)
Proceeds from long-term debt	—	120,000	—	—	—	120,000
Repayment of long-term debt	—	(128,163)	(14)	(19,545)	—	(147,722)
Other	58	22,838	(30,342)	4,783	—	(2,663)

Net cash provided/(used) by financing activities	58	14,675	(42,775)	(71,781)	69,317	(30,506)

Effect of exchange rate changes on cash and cash equivalents	—	—	469	7,871	—	8,340

Increase/(decrease) in cash and cash equivalents	—	—	15,549	(88,077)	—	(72,528)
Cash and cash equivalents, beginning of year	—	—	38,740	325,355	—	364,095

Cash and cash equivalents, end of year	$—	$—	$54,289	$237,278	$—	$291,567

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

D. 2011 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 26, 2003

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by operating activities	$(93)	$18,811	$(231,918)	$187,432	$(36,330)	$(62,098)

Cash Flows from Investing Activities
Change in restricted cash	—	—	15,569	22,845	—	38,414
Capital expenditures	—	—	(1,033)	(11,837)	—	(12,870)
Proceeds from sale of assets	—	—	79,701	7,458	—	87,159
(Increase)/decrease in investment and advances	—	—	200,993	(200,993)	—	—
Increase in short-term investments	—	—	—	(6,808)	—	(6,808)

Net cash provided by investing activities	—	—	295,230	(189,335)	—	105,895

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(36,330)	36,330	—
Decrease in short-term debt	—	—	—	(14,826)	—	(14,826)
Repayment of long-term debt	—	(11,837)	(1,580)	(20,683)	—	(34,100)
Other	93	(6,974)	(48,348)	52,350	—	(2,879)

Net cash provided/(used) by financing activities	93	(18,811)	(49,928)	(19,489)	36,330	(51,805)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,502)	29,300	—	27,798

Increase in cash and cash equivalents	—	—	11,882	7,908	—	19,790
Cash and cash equivalents, beginning of period	—	—	26,858	317,447	—	344,305

Cash and cash equivalents, end of period	$—	$—	$38,740	$325,355	$—	$364,095

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

D. 2011 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 27, 2002

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used)/provided by operating activities	$(172)	$(15,109)	$189,065	$2,086	$(15,505)	$160,365

Cash Flows from Investing Activities
Change in restricted cash	—	—	(16,056)	(68,737)	—	(84,793)
Capital expenditures	—	—	(41,093)	(12,302)	—	(53,395)
Proceeds from sale of assets	—	—	1,807	4,475	—	6,282
(Increase)/decrease in investment and advances	—	(350)	(252,468)	261,925	—	9,107
Decrease in short-term investments	—	—	—	93	—	93

Net cash used by investing activities	—	(350)	(307,810)	185,454	—	(122,706)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(15,505)	15,505	—
Decrease in short-term debt	—	—	—	(7,792)	—	(7,792)
Proceeds from long-term debt	—	70,000	—	546	—	70,546
Proceeds from lease financing obligation	—	—	44,900	—	—	44,900
Repayment of long-term debt	—	—	(24,440)	(21,151)	—	(45,591)
Other	172	(54,541)	64,315	(12,007)	—	(2,061)

Net cash provided/(used) by financing activities	172	15,459	84,775	(55,909)	15,505	60,002

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,039)	23,663	—	22,624

(Decrease)/increase in cash and cash equivalents	—	—	(35,009)	155,294	—	120,285
Cash and cash equivalents, beginning of year	—	—	61,867	162,153	—	224,020

Cash and cash equivalents, end of year	$—	$—	$26,858	$317,447	$—	$344,305

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

26. Related Party Transactions

Mr. Kenneth A. Hiltz served as Chief Financial Officer of Foster Wheeler Ltd. from April 7, 2003 until January 30, 2004 pursuant to an agreement between Foster Wheeler and AP Services, LLC, a subsidiary of AlixPartners to provide financial management and consulting services. Mr. Hiltz is also a principal with AlixPartners, LLC. Mr. Ryan J. Esko, an employee of AlixPartners, served as Treasurer of the Company from November 26, 2002 to January 30, 2004 pursuant to an agreement between Foster Wheeler and AP Services, LLC, a subsidiary of AlixPartners to also provide financial management services to the Company. The Company paid AlixPartners, LLC approximately $743 for Mr. Hiltz’s services and $1,017 for Mr. Esko’s services during 2003, and approximately $172 for Mr. Hiltz’s services and $118 for Mr. Esko’s services through December 2004 based upon the agreement terms. An additional $8,613 in 2003 and $2,952 in 2004 was paid to AlixPartners for financial management and consulting services.

Mr. Victor A. Hebert is an attorney with the law firm of Heller Ehrman White & McAuliffe LLP and served as a director of Foster Wheeler Ltd. during 2003 until his resignation in November 2003. The law firm of Heller Ehrman White & McAuliffe was appointed to serve as the Company’s General Counsel in connection with the retirement of the Company’s general counsel, Thomas R. O’Brien. Mr. Hebert on behalf of Heller Ehrman was selected to lead the Company’s legal team and was the Assistant Secretary until February 10, 2005 when he ceased to be the general counsel and assistant secretary. The Company made payments to Heller Ehrman in the amount of $1,317 during 2004.

Back to Contents

Foster Wheeler Ltd.
Schedule II: Valuation and Qualifying Accounts
(amounts in thousands)

	2004

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year

Allowance for insurance claims receivable	$96,969	$57,791	$—	$(60,474)	$94,286

Allowance for doubtful accounts (1)	$37,406	$14,713	$3,053	$(31,973)	$23,199

Tax valuation allowance	$534,790	$31,540	$—	$(331,898)	$234,432

	2003

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year

Allowance for insurance claims receivable	$37,877	$68,081	$—	$(8,989)	$96,969

Allowance for doubtful accounts (1)	$73,048	$26,261	$1,457	$(63,360)	$37,406

Tax valuation allowance	$444,427	$64,074	$–	$26,289	$534,790

	2002

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year

Allowance for insurance claims receivable	$18,836	$26,200	$—	$(7,159)	$37,877

Allowance for doubtful accounts (1)	$2,988	$19,608	$56,451	$(5,999)	$73,048

Tax valuation allowance	$268,851	$162,580	$—	$12,996	$444,427

(1)
Provisions for non-payments of customer balances are normally addressed within the overall profit calculation of the contracts and are not specifically covered by allowances for doubtful accounts. As a result the amount considered to be in the receivable qualifying account (allowance for doubtful accounts) does not represent the full allowance.

Back to Contents

Included on the following pages are the financial statements for certain Foster Wheeler Ltd. indirectly wholly owned subsidiary companies. The Company is required to provide these financial statements under Regulation S-X Rule 3-16, “Financial Statements of Affiliates Whose Securities Collateralize an Issue Registered or Being Registered.” The stock and/or debt of these subsidiaries collateralize the Company’s Senior Notes due 2011 as described in Note 8 of Foster Wheeler Ltd.’s consolidated financial statements appearing in this Item 8.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES Consolidated Financial Statements December 31, 2004

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of cash flows and of changes in shareholder’s deficit present fairly, in all material respects, the financial position of Foster Wheeler Holdings Ltd. (the “Company”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 31, 2004 and December 26, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, effective December 29, 2001, the Company adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Tangible Assets.”

The accompanying financial statements have been prepared assuming the Company and the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 31, 2004 and has a shareholders’ deficit of $513,283,000 at December 31, 2004. The Parent has substantial debt obligations and during 2004 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 30, 2005

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands of dollars)

	For the Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002

Operating revenues	$2,661,324	$3,723,815	$3,519,177
Cost of operating revenues	(2,381,969)	(3,435,726)	(3,426,910)

Contract profit	279,355	288,089	92,267

Selling, general and administrative expenses	(231,948)	(205,565)	(226,524)
Other income (including interest:
2004—$ 8,832; 2003—$10,130; 2002—$12,251)	88,350	77,493	55,360
Other deductions	(96,347)	(168,432)	(193,083)
Interest expense	(94,556)	(95,415)	(82,929)
Minority interest	(4,900)	(5,715)	(4,981)
Loss on equity-for-debt exchange	(175,054)	—	—

Loss before income taxes	(235,100)	(109,545)	(359,890)
Provision for income taxes	(53,122)	(47,426)	(14,657)

Loss prior to cumulative effect of a change in accounting principle	(288,222)	(156,971)	(374,547)
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	—	—	(150,500)

Net loss	(288,222)	(156,971)	(525,047)
Other comprehensive income/(loss):
Change in gain on derivative instruments designated as cash flow hedges	—	—	(3,834)
Foreign currency translation adjustment	27,155	6,762	22,241
Minimum pension liability adjustment (net of tax (provision)/benefits: 2004—$986; 2003—$(18,886); 2002—$73,418)	(7,617)	58,677	(226,011)

Net comprehensive loss	$(268,684)	$(91,532)	$(732,651)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)

	December 31, 2004	December 26, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$291,567	$364,095
Short-term investments	25,775	13,390
Accounts and notes receivable, net:
Trade	388,200	451,010
Other	118,766	105,816
Contracts in process	166,997	166,503
Inventories	7,080	6,790
Prepaid, deferred and refundable income taxes	26,144	37,160
Prepaid expenses	25,239	30,024

Total current assets	1,049,768	1,174,788

Land, buildings and equipment, net	280,305	309,615
Restricted cash	72,844	52,685
Notes and accounts receivable—long-term	7,053	6,776
Investment and advances	158,324	142,559
Goodwill, net	51,812	51,121
Other intangible assets, net	69,690	71,568
Prepaid pension cost and related benefit assets	6,351	7,240
Asbestos-related insurance recovery receivable	332,894	495,400
Other assets	108,254	138,243
Deferred income taxes	50,714	56,947

TOTAL ASSETS	$2,188,009	$2,506,942

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Current installments on long-term debt	$35,214	$21,100
Accounts payable	288,899	305,286
Accrued expenses	312,938	381,376
Estimated costs to complete long-term contracts	458,421	552,754
Advance payment by customers	111,300	50,248
Income taxes	53,110	39,647

Total current liabilities	1,259,882	1,350,411

Accounts payable to affiliate	416,260	—
Long-term debt	531,789	801,972
Notes payable to affiliate	210,000	210,000
Deferred income taxes	7,948	9,092
Pension, postretirement and other employee benefits	265,869	295,133
Asbestos-related liability	447,400	526,200
Other long-term liabilities	139,113	123,517
Deferred accrued mandatorily redeemable preferred security distributions of subsidiary trust	—	38,021
Deferred accrued interest on subordinated deferrable interest debentures	23,460	—
Minority interest	27,052	24,676
Commitments and contingencies

TOTAL LIABILITIES	3,328,773	3,379,022

Shareholder’s Deficit:
Preferred Stock Authorized 10,000,000 shares, $0.0001 par value—none outstanding	—	—
Common stock $1.00 par value: authorized 12,000 shares; issued: 2003—12,000 and 2002—12,000	12	12
Paid-in capital	242,601	242,601
Accumulated deficit	(1,098,916)	(810,694)
Accumulated other comprehensive loss	(284,461)	(303,999)

TOTAL SHAREHOLDER’S DEFICIT	(1,140,764)	(872,080)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$2,188,009	$2,506,942

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
(in thousands of dollars)

	December 31, 2004	December 26, 2003	December 27, 2002

Common Stock
Balance at beginning of year	$12	$12	$12

Balance at end of year	$12	$12	$12

Paid-in Capital
Balance at beginning of year	$242,601	$242,478	$242,150
Other	—	123	328

Balance at end of year	$242,601	$242,601	$242,478

Accumulated Deficit
Balance at beginning of year	$(810,694)	$(653,723)	$(128,676)
Net loss for the year	(288,222)	(156,971)	(525,047)

Balance at end of year	$(1,098,916)	$(810,694)	$(653,723)

Accumulated Other Comprehensive Loss
Balance at beginning of year	$(303,999)	$(369,438)	$(161,834)
Change in net gain on derivative instruments designated as cash flow hedges	—	—	(3,834)
Change in accumulated translation adjustment during the year	27,155	6,762	22,241
Minimum pension liability (net of tax (provision)/benefits: 2004—$986; 2003—$(18,886); 2002—$73,418)	(7,617)	58,677	(226,011)

Balance at end of year	$(284,461)	$(303,999)	$(369,438)

Total Shareholder’s Deficit	$(1,140,764)	$(872,080)	$(780,671)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)

	For the Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(288,222)	$(156,971)	$(525,047)
Adjustments to reconcile net loss to cash flows from operating activities:
Cumulative effect of a change in accounting principle	—	—	150,500
Provision for impairment loss	—	15,100	18,700
Equity-for-debt exchange	163,857	—	—
Amortization of premium on long-term debt	(288)	—	—
Amortization of unearned compensation	1,724	—	—
Depreciation and amortization	32,755	35,574	44,425
Deferred tax	32,351	19,774	(28,355)
(Gain)/provision for loss on sale of cogeneration plants	—	(4,300)	54,500
Provision for asbestos claims, net of settlements	60,600	68,081	26,200
Claims (recoveries)/write downs and related contract provisions	—	(1,500)	136,200
Contract reserves and receivable provisions	(58,000)	32,300	80,500
Mandatorily redeemable preferred security distributions of subsidiary trust	—	18,130	16,610
Interest expense on subordinated deferrable interest debentures	16,567	—	—
Gain on sale of land, building and equipment	(15,834)	(17,970)	(1,269)
Earnings on equity interests, net of dividends	(11,415)	(9,145)	(4,262)
Other equity earnings, net of dividends	(4,974)	(3,312)	(1,850)
Other noncash items	7,523	(2,884)	(14,827)
Changes in assets and liabilities:
Receivables	93,540	77,977	192,629
Contracts in process and inventories	14,072	47,353	53,361
Accounts payable and accrued expenses	(93,117)	11,265	(153,565)
Estimated costs to complete long-term contracts	(67,329)	(142,914)	62,870
Advance payments by customers	58,922	(38,287)	18,206
Income taxes	(2,215)	2,499	15,535
Other assets and liabilities	28,620	(12,868)	19,304

Net cash (used)/provided by operating activities	(30,863)	(62,098)	160,365

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(17,941)	38,414	(84,793)
Capital expenditures	(9,613)	(12,870)	(53,395)
Proceeds from sale of assets	17,495	87,159	6,282
(Increase)/decrease in investments and advances	(14)	—	9,107
(Increase)/decrease in short-term investments	(9,426)	(6,808)	93

Net cash (used)/provided by investing activities	(19,499)	105,895	(122,706)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to minority shareholder	(2,663)	(2,879)	(2,061)
Decrease in short-term debt	(121)	(14,826)	(7,792)
Proceeds from long-term debt	120,000	—	70,546
Proceeds from lease financing obligation	—	—	44,900
Repayment of long-term debt	(147,722)	(34,100)	(45,591)

Net cash (used)/provided by financing activities	(30,506)	(51,805)	60,002

Effect of exchange rate changes on cash and cash equivalents	8,340	27,798	22,624

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(72,528)	19,790	120,285
Cash and cash equivalents at beginning of year	364,095	344,305	224,020

CASH AND CASH EQUIVALENTS AT END OF YEAR	$291,567	$364,095	$344,305

Cash paid during the year for:
Interest (net of amount capitalized)	$53,952	$63,194	$60,973

Income taxes	$23,446	$17,588	$13,508

NONCASH FINANCING ACTIVITIES
In 2004, the Company exchanged $623,190 of notes and accounts payable to Foster Wheeler Ltd. and $147,130 of long-term debt for $593,102 of existing debt and trust securities. See Note 8 for information regarding the equity-for-debt exchange.

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

1. Nature of Operations and Relationship to Foster Wheeler Ltd. and Subsidiaries

Foster Wheeler Holdings Ltd. (the “Company” or “Foster Wheeler”) was incorporated on December 18, 2000 under the laws of Bermuda. The Company is a wholly owned subsidiary of Foster Wheeler Ltd. (the “Parent”). Foster Wheeler Holdings Ltd. is a holding company which owns the stock of Foster Wheeler LLC. Pursuant to a reorganization, which occurred on May 25, 2001, Foster Wheeler Corporation was merged into Foster Wheeler LLC and the assets (primarily investments in subsidiaries which design, engineer and construct petroleum, chemical, petrochemical and alternative fuel facilities and related infrastructures and design, manufacture and erect steam generating and auxiliary equipment for power stations and industrial markets worldwide) and liabilities of Foster Wheeler Corporation were recorded by Foster Wheeler LLC at historical cost.

The business of the Company falls within two business groups. The Engineering and Construction Group (the “E&C Group”) designs, engineers, and constructs petroleum processing facilities (upstream and downstream), chemical, petrochemical, pharmaceutical and natural gas liquefaction (LNG) facilities, and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment and water treatment facilities. The E&C Group provides direct technical and management services, and purchases equipment, materials and services from third party vendors and subcontractors. The group has industry leading technology in delayed coking, solvent de-asphalting and hydrogen production. The E&C Group also provides a broad range of environmental remediation services, together with related technical, design and regulatory services. The Global Power Group designs, manufactures and erects steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and municipal solid waste, waste wood, and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOx burners. Site services related to these products encompass full plant construction, maintenance engineering, plant upgrading and life extension and plant repowering. The Global Power Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, the Global Power Group builds, owns and operates cogeneration, independent power production and resource recovery facilities, as well as facilities for the process and petrochemical industries. The Global Power Group generates revenues from construction and operating activities pursuant to long-term sale of project outputs (i.e. electricity contracts), operating and maintenance agreements and from returns on its equity positions. The corporate center, restructuring expenses and certain legacy liabilities (e.g. corporate debt) are included in the Corporate and Finance Group (“C&F”).

2. Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, including those resulting from asbestos-related liabilities, as well as the Company’s ability to maintain credit facilities and bonding capacity adequate to conduct its business. The Company incurred significant operating losses in each of the years in the three-year period ended December 31, 2004, and has a shareholder’s deficit of $1,140,764 as of December 31, 2004.

In 2004, the Company, in conjunction with Foster Wheeler Ltd., consummated an equity-for-debt exchange in which Foster Wheeler Ltd. issued common shares, preferred shares, warrants to purchase common shares and new notes in exchange for certain of its outstanding debt securities and trust securities. After completing the exchange, the Company had outstanding debt obligations of approximately $567,003 as

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Going Concern — (Continued)

of December 31, 2004. (Refer to Notes 8 and 9 for further details of the exchange and information regarding the Company’s outstanding indebtedness.)

In August of 2002, the Company negotiated a Senior Credit Facility that was comprised of a $71,000 term loan, a $69,000 revolving credit facility and a $149,900 letter of credit facility having an April 30, 2005 maturity date. In connection with the equity-for-debt exchange, the Company prepaid the term loan and amounts outstanding under the revolving credit facility. Accordingly, there were no borrowings outstanding under the Senior Credit Facility as of December 31, 2004. Letters of credit of $90,018 remained outstanding under the Senior Credit Facility as of December 31, 2004.

In March 2005, the Senior Credit Facility was replaced with a new 5-year $250,000 Senior Credit Agreement. The new Senior Credit Agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus a spread. Standby letters of credit issued under the new Senior Credit Agreement will carry a fixed price throughout the life of the facility. The Senior Credit Agreement is collateralized by the assets and/or the stock of certain of the Company’s domestic subsidiaries and certain of its foreign subsidiaries. The Company paid up-front fees to the lender of approximately $8,225 in conjunction with the execution of the Senior Credit Agreement. Such fees, paid predominately in the first quarter of 2005, have been deferred and will be amortized to expense over the life of the agreement.

The Company finalized a sale/leaseback arrangement for an office building at its corporate headquarters in the third quarter of 2002. Under this arrangement, the Company leases the facility for an initial non-cancelable period of 20 years. The long-term capital lease obligation of $45,280 as of December 31, 2004 is included in long-term debt in the accompanying consolidated balance sheet.

The new Senior Credit Agreement and the sale/leaseback arrangement have quarterly financial covenant compliance requirements. Management’s forecast indicates that the Company will be in compliance with the financial covenants throughout 2005. The forecast assumes a significant level of new contracts and improved performance on existing contracts. However, there can be no assurance that the Company will comply with the covenants. If the Company violates a covenant under the Senior Credit Agreement or the sale/leaseback arrangement, repayment of amounts outstanding under such agreements could be accelerated and the following borrowings outstanding could also be accelerated: the 2011 Senior Notes, the 2005 Senior Notes, the Convertible Subordinated Notes, the Trust Preferred Securities, the Subordinated Robbins Facility Exit Funding Obligations, and certain of the special-purpose project debt facilities. The total amount of Foster Wheeler Ltd. debt that could be accelerated is $463,563 as of December 31, 2004. The Company would not be able to repay amounts borrowed if the payment dates were accelerated.

Holders of the Company’s new 2011 Senior Notes have a security interest in the stock, debt and assets of certain of Foster Wheeler Ltd.’s subsidiaries. The 2011 Senior Notes contain incurrence covenants that limit the Company’s ability to undertake certain actions including incurring debt, making certain payments and investments, granting liens, selling assets and entering into specific intercompany transactions, among others. Management monitors these covenants to ensure the Company remains in compliance with the indenture.

In connection with the exchange, the holders of the Company’s 2005 Senior Notes agreed to amend the indenture governing these notes to effectively eliminate the security interest previously held by the notes.

On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provided for up to $45,000 of additional revolving loans available to provide working capital. As of December 31, 2004, the facility remained undrawn. In December 2004, the U.K. subsidiaries gave notice canceling the revolving credit facility effective January 24, 2005.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Going Concern — (Continued)

Since January 15, 2002, the Company has exercised its right to defer payments on the Trust Preferred Securities. The aggregate liquidation amount of the Trust Preferred Securities at December 31, 2004 was $71,177 after completing the equity-for-debt exchange. See Note 8 to the consolidated financial statements for further details of the exchange offer. The previous Senior Credit Facility required the Company to defer the payment of the dividends on the Trust Preferred Securities and, accordingly, no dividends were paid during 2004 or 2003. As of December 31, 2004, the amount of dividends deferred plus accrued interest approximates $23,460. The Company intends to continue to defer payment of the dividends on the Trust Preferred Securities until January 15, 2007 — the full term allowed by the underlying agreement. Once the deferred dividend obligation has been satisfied, the Company has the right to defer subsequent dividend payments for an additional 20 consecutive quarters. The new Senior Credit Agreement requires the approval of the lenders to make payments on the Trust Preferred Securities to the extent such payments are not contractually required by the underlying Trust Preferred Securities agreement.

Global Power’s European Power subsidiary in Finland is a party to two Euro-denominated performance bond facilities with financial institutions that contain covenants. Obligations under both facilities are guaranteed by Foster Wheeler Ltd. The covenants include (i) a limitation on the amount of dividends to 75% of the subsidiary’s annual earnings and (ii) a requirement that the payment of dividends and certain restricted payments be subject to the subsidiary having minimum equity ratios, calculated as equity divided by total assets each as defined in the facilities. In addition, the facilities require the subsidiary to maintain a minimum equity ratio.

One of the performance bond facilities is dedicated to a specific project and, as of December 31, 2004, had performance bonds outstanding equivalent to $24,522 (none of which has been drawn as of such date). Covenants under this facility are tested quarterly. The second facility is a general performance bond facility and, as of December 31, 2004, had performance bonds outstanding in favor of several clients equivalent to $10,114 (none of which has been drawn).

As a result of operating losses at the foreign subsidiary during the second quarter of 2004, the equity of the Company’s subsidiary fell below the minimum equity ratios, breaching the covenants contained in the two performance bond facilities. On August 6, 2004 and August 9, 2004, the Company’s foreign subsidiary obtained waivers from the financial institutions providing the performance bond facilities.

The waiver for the project-specific performance bond facility requires that the foreign subsidiary make no dividends or other restricted payments, including intercompany loans, debt service on existing intercompany loans, royalties, and management fees, for as long as the foreign subsidiary’s equity remains below the minimum equity ratio levels so long as the performance bonds are outstanding. The Company’s subsidiary remained below the minimum equity ratio as of December 31, 2004. On March 15, 2005, the bond expired and the banks funded the client and the Company reimbursed the banks. The bond is therefore no longer outstanding. It is the intention of the Company to issue a letter of credit under the new Senior Credit Agreement and thus recover the cash from the client.

The waiver for the general performance bond facility is effective through March 31, 2005. As of that date, approximately $4,900 is forecasted to be outstanding under the facility. The Company has provided a standby letter of credit to back up the general performance bond facility and intends to do so until such facility can be permanently replaced or the last performance bond issued thereunder has expired. Therefore, the Company believes this matter will not have an adverse impact on its forecasted liquidity. The foreign subsidiary’s inability to pay dividends and restricted payments because of its failure to remain in compliance with the minimum equity ratio covenant is reflected in the Company’s liquidity forecasts.

Management closely monitors liquidity and updates its U.S. liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations and loans

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Going Concern — (Continued)

from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, working capital needs and unused credit line availability. The Company’s cash flow forecasts continue to indicate that sufficient cash will be available to fund the Company’s U.S. and foreign working capital needs throughout 2005.

As of December 31, 2004, the Company had cash and cash equivalents, short-term investments, and restricted cash totalling $390,186, compared to $430,170 as of December 26, 2003. Of the $390,186 total at December 31, 2004, $319,612 was held by foreign subsidiaries. See Note 3 for additional details on cash and restricted cash balances.

The Company’s domestic operating entities are cash flow positive. However they do not generate sufficient cash flow to cover the costs related to the Company’s indebtedness, obligations to fund U.S. pension plans, and corporate overhead expenses. Consequently, the Company requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs and to service its debt. The Company’s current 2005 forecast assumes total cash repatriation from its non-U.S. subsidiaries of approximately $107,000 from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends. In 2004 and 2003, the Company repatriated approximately $77,000 and $100,000, respectively, from its non-U.S. subsidiaries.

There can be no assurance that the forecasted foreign cash repatriation will occur, as the non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of the Company’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. The repatriation of funds may also subject those funds to taxation. As a result of these factors, the Company may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries in the amount forecasted above.

Commercial operations under a domestic contract retained by the Company in connection with the sales of assets of the Foster Wheeler Environmental Corporation (“Environmental”), as described further in Note 18 to the consolidated financial statements, commenced in January 2004. The plant processes low-level nuclear waste for the U.S. Department of Energy (“DOE”). The Company funded the plant’s construction costs and operates the facility. The majority of the Company’s invested capital was recovered during the early stages of processing the first stream of waste materials. This project successfully processed all quantities of the first waste stream of materials ahead of schedule and is currently finalizing the processing line for the second waste stream. In 2004, the project generated net cash flow of approximately $53,300. An additional $17,800 of capital recovery is dependent on the initial processing of the second waste stream of materials. This capital recovery is expected in 2005.

The Company’s inability to operate profitably and to generate cash flows from operations, its reliance on repatriated cash from its foreign subsidiaries to fund its domestic obligations, and its obligations to maintain minimum debt covenants to avoid possible acceleration of its debt, raises substantial doubt about the Company’s ability to continue as a going concern.

3. Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of Foster Wheeler Holdings Ltd. and all significant domestic and foreign subsidiary companies. Intercompany transactions and balances have been eliminated.

The Company’s fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations. For domestic operations, 2004 included 53 weeks; 2003 and 2002 included 52 weeks.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Reclassifications — Certain prior period financial statement amounts have been reclassified to conform with the current year presentation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long- term contracts, customer and vendor claims, depreciation, employee benefit plans, taxes, asbestos litigation and expected recoveries and contingencies, among others.

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

Contracts in process are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances are presented as “estimated costs to complete long-term contracts.” The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. However, current estimates may be revised as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”) and Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” the Company reviews its contracts monthly. As a result of this process in 2004, 54 individual projects had final estimated profit revisions exceeding $1,000. These revisions resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs. The net aggregate dollar value of the accrued contract profit resulting from these estimate changes during 2004 amounted to $37,600. If estimates of costs to complete long- term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings. As of December 31, 2004, the Company had recorded a commercial claims receivable of $3,946. The claims were recorded in the Company’s European operations. Additionally, the consolidated financial statements assume recovery of $11,000 in requests for equitable adjustment (“REA”) at December 31, 2004, of which $1,200 was recorded in contracts in process. The balance of $9,800 represents costs yet to be incurred. The REA relates primarily to a claim against a U.S. Government agency for a project currently being executed. The Company is currently discussing the details of the REA with the U.S. Government agency. If this claim were to be unsuccessful, the costs would be charged to cost of operating revenues. The Company had no commercial claims receivable or requests for equitable adjustment recorded as of December 26, 2003.

In certain circumstances, the Company may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs on receipt of the anticipated contract. If it is not probable that pre-contract costs will be recovered under a future contract, then these costs are expensed as incurred. Costs related to anticipated contracts, which are charged to expense because their recovery is not considered probable, are not subsequently reclassified to contract costs on the subsequent receipt of the contract. As of December 31, 2004, no pre-contract costs were deferred.

Certain special-purpose subsidiaries in the Global Power Group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the non-cancelable service contracts.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of $225,861 are maintained by foreign subsidiaries as of December 31, 2004. These subsidiaries require a substantial portion of these funds to support their liquidity and working capital needs, as well as required minimum capitalization and contractual restrictions. Accordingly, these funds may not be readily available for repatriation to U.S. entities.

Short-term Investments — Short-term investments consist primarily of certificates of deposit and are classified as held to maturity under Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

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

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Land, Buildings and Equipment — Depreciation is computed on a straight-line basis using composite estimated lives ranging from 10 to 50 years for buildings and from 3 to 35 years for equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in earnings.

Restricted Cash — The following table details the restricted cash held by the Company:

	December 31, 2004			December 26, 2003
	Foreign	Domestic	Total	Foreign	Domestic	Total

Held by special purpose entities and restricted for debt service payments	$245	$3,924	$4,169	$92	$3,884	$3,976
Collateralize letters of credit and bank guarantees	57,151	—	57,151	44,895	—	44,895
Client escrow funds	10,580	944	11,524	3,052	762	3,814

Total	$67,976	$4,868	$72,844	$48,039	$4,646	$52,685

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

As of December 31, 2004 and December 26, 2003, the Company had unamortized goodwill of $51,812 and $51,121, respectively. The increase in goodwill of $691 resulted from foreign currency translation gains. All of the goodwill is related to the Global Power Group. In accordance with SFAS No. 142, the Company is no longer amortizing goodwill, and in 2003 and 2004, the fair value of the reporting units exceeded the carrying amounts. The Company recognized $150,500 of impairment losses in 2002 related to the goodwill as a cumulative effect of a change in accounting principle. Of this total, $24,800 was associated with the Camden, New Jersey waste-to-energy facility and $77,000 was associated with the North American Power

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

unit included in the operations of the Global Power Group. The fair value of the facility and the operating unit were estimated using the expected present value of future cash flows. The remaining $48,700 related to Foster Wheeler Environmental Corporation in the E&C Group. An impairment of the goodwill on this subsidiary was initially determined based upon indications of its market value from potential buyers. Based upon the market value, it was determined under step one that a potential impairment existed. The Company then completed step two and determined that a full write down of the goodwill was required. All of the other reporting units were also subjected to the first step of the goodwill impairment test.

As of December 31, 2004 and December 26, 2003, the Company had unamortized identifiable intangible assets of $69,690 and $71,568, respectively. The following table details amounts relating to those assets.

	As of December 31, 2004		As of December 26, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$37,392	$(15,622)	$36,703	$(13,802)
Trademarks	63,026	(15,106)	61,943	(13,276)

Total	$100,418	$(30,728)	$98,646	$(27,078)

Amortization expense related to patents and trademarks for fiscal years 2004, 2003, and 2002 was $3,650, $3,675, and $3,535, respectively. Amortization expense is expected to approximate $3,600 each year in the next five years.

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

Investment tax credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. In 2003, to the extent such credits were not currently utilized on the Company’s tax return, deferred tax assets, as adjusted for any valuation allowance, were recognized for the carryforward amounts.

Provision is made for federal income taxes which may be payable on foreign subsidiary earnings to the extent that the Company anticipates they will be remitted. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be, permanently reinvested (and for which no federal income tax has been provided) aggregated $223,330 as of December 31, 2004. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

The Company is in the process of reviewing the foreign earnings repatriation provision of the American Jobs Creation Act of 2004 (the “Act”). The review is not yet complete due to the complexity of the provision as it relates to the structure of the Company’s unrepatriated foreign earnings. Given the effective foreign tax rates applicable to the Company’s unrepatriated earnings as well as certain restrictions in the Act concerning the definitions of extraordinary dividends and U.S. investment, it is currently considered unlikely that the Company will change its existing repatriation practices as a result of the Act. The Company’s evaluation is expected to be completed in the second quarter of 2005.

Restricted Net Assets — Global Power’s European Power subsidiary in Finland is a party to two Euro-denominated performance bond facilities with financial institutions that contain covenants. Obligations under both facilities are guaranteed by Foster Wheeler Ltd. The covenants include (i) a limitation on the amount of

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

dividends to 75% of the subsidiary’s annual earnings and (ii) a requirement that the payment of dividends and certain restricted payments be subject to the subsidiary having minimum equity ratios, calculated as equity divided by total assets each as defined in the facilities. In addition, the facilities require the subsidiary to maintain a minimum equity ratio.

One of the performance bond facilities is dedicated to a specific project and, as of December 31, 2004, had performance bonds outstanding equivalent to $24,522 (none of which has been drawn as of such date). Covenants under this facility are tested quarterly. The second facility is a general performance bond facility and, as of December 31, 2004, had performance bonds outstanding in favor of several clients equivalent to $10,114 (none of which has been drawn).

As a result of operating losses at the foreign subsidiary during the second quarter of 2004, the equity of the Company’s subsidiary fell below the minimum equity ratios, breaching the covenants contained in the two performance bond facilities. On August 6, 2004 and August 9, 2004, the Company’s foreign subsidiary obtained waivers from the financial institutions providing the performance bond facilities.

The waiver for the project-specific performance bond facility requires that the foreign subsidiary make no dividends or other restricted payments, including intercompany loans, debt service on existing intercompany loans, royalties, and management fees, for as long as the foreign subsidiary’s equity remains below the minimum equity ratio so long as the performance bonds are outstanding. The equity of the Company’s subsidiary remained below the minimum equity ratio as of December 31, 2004. On March 15, 2005, the bond expired and the banks funded the client and the Company reimbursed the banks. The bond is therefore no longer outstanding. It is the intention of the Company to issue a letter of credit under the new Senior Credit Agreement and thus recover the cash from the client.

The waiver for the general performance bond facility is effective through March 31, 2005. As of that date, approximately $4,900 is forecasted to be outstanding under the facility. The Company has provided a standby letter of credit to back up the general performance bond facility and intends to do so until such facility can be permanently replaced or the last performance bond issued thereunder has expired.

Therefore, the Company believes this matter will not have an adverse impact on its forecasted liquidity. The foreign subsidiary’s inability to pay dividends and restricted payments because of its failure to remain in compliance with the minimum equity ratio covenants is reflected in the Company’s liquidity forecasts.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Foreign Currency — Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and income and expenses and cash flows at monthly weighted-average exchange rates.

	For the Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002

Cumulative translation adjustment at beginning of year	$(78,395)	$(85,157)	$(107,398)
Current year foreign currency adjustment	27,155	6,762	22,241

Cumulative translation adjustment at end of year	$(51,240)	$(78,395)	$(85,157)

Foreign currency transaction (loss)/gains	$(83)	$1,700	$2,900

Foreign currency transaction (loss)/gains, net of tax	$(54)	$1,100	$1,900

Stock Option Plans — Foster Wheeler Ltd. has three fixed-option plans that reserve shares of common stock for issuance to executives, key employees and directors. Employees of the Company participate in these plans. Foster Wheeler Ltd. and the Company have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” Foster Wheeler Ltd. and the Company continues to account for stock options granted to employees and directors using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation costs for the Company’s stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	For the Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002

Net loss — as reported	$(288,222)	$(156,971)	$(525,047)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards net of taxes of $210 in 2004, $127 in 2003 and $31 in 2002	2,651	2,081	1,630

Net loss — pro forma	$(290,873)	$(159,052)	$(526,677)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	50.00%	88.23%	83.62%
Risk free interest rate	2.99%	3.22%	2.90%
Expected life (years)	3	5	5

Recent Accounting Developments — In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In May 2004, the FASB issued a FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on accounting for the effects of the Medicare Act for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. The provisions of FSP No. 106-2 were effective for the Company’s interim period ending September 24, 2004. Based upon the proposed regulations of the Medicare Act, the Company concluded that the benefits provided by the plan were actuarially equivalent to Medicare Part D under the Medicare Act. Accordingly, the Company reflected the impact of the Medicare Act prospectively as of the start of the third quarter 2004. The impact of the Medicare Act resulted in decreases in the accumulated postretirement benefit obligation of approximately $9,100 and in the annual net periodic postretirement benefit costs for 2004 of approximately $900. On January 21, 2005, final regulations related to the Medicare Act were issued. The Company has not yet determined the effect of the final regulations on the Company’s accumulated postretirement benefit obligation and net periodic postretirement benefit costs.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the consolidated statement of operations and comprehensive loss based on their fair values. Prior to SFAS No. 123R, the Company adopted the disclosure-only provisions of SFAS No. 123 and therefore only certain pro forma disclosures of the fair value of share-based payments were required in the notes to the consolidated financial statements. SFAS No. 123R provides for the adoption of the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, share-based employee compensation cost would be recognized from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, employee compensation cost would be recognized for periods presented prior to the adoption of the proposed standard in accordance with the original provisions of SFAS No. 123; that is, employee compensation cost would be recognized in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. Adoption of the provisions of SFAS No. 123R is effective as of the beginning of the Company’s quarter ending September 30, 2005. The Company is still evaluating the method of adoption and the impact that the adoption of SFAS No. 123R will have on its consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, SFAS No. 153 provides that exchanges of nonmonetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the consolidated financial statements of the Company.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4. Accounts and Notes Receivable

The following table shows the components of trade accounts and notes receivable:

	December 31, 2004	December 26, 2003

From long-term contracts:
Amounts billed due within one year	$251,866	$332,135

Retention:
Billed:
Estimated to be due in:
2004	—	30,502
2005	18,098	21,338
2006	6,282	656
2007	1,654	—
2008	—	—
2009	3,417	—

Total billed	29,451	52,496

Unbilled:
Estimated to be due in:
2004	—	79,937
2005	115,046	669
2006	954	—
2007	—	2,699
2008	4,019	—

Total unbilled	120,019	83,305

Total retentions	149,470	135,801

Total receivables from long-term contracts	401,336	467,936
Other trade accounts and notes receivable	10,063	20,480

	411,399	488,416
Less allowance for doubtful accounts	23,199	37,406

Accounts receivable, net	$388,200	$451,010

The following table shows the components of non-trade accounts and notes receivable:

	December 31, 2004	December 26, 2003

Asbestos insurance claims receivable	$96,900	$60,000
Foreign refundable value-added tax	3,061	13,637
Other	18,805	32,179

Total	$118,766	$105,816

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

5. Contracts in Process and Inventories

The following table shows the elements included in contracts in process as related to long-term contracts:

	December 31, 2004	December 26, 2003

Contracts in Process:
Costs plus accrued profits less earned revenues on contracts currently in process	$207,621	$238,645
Less: progress payments	40,624	72,142

Net	$166,997	$166,503

Costs of inventories are shown below:

	December 31, 2004	December 26, 2003

Inventories:
Materials and supplies	$6,651	$5,098
Finished goods	429	1,692

Total	$7,080	$6,790

6. Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	December 31, 2004	December 26, 2003

Land and land improvements	$24,052	$24,057
Buildings	137,346	142,608
Equipment	458,356	450,941
Construction in progress	1,192	5,123

Land, buildings and equipment	620,946	622,729
Less: accumulated depreciation	340,641	313,114

Net book value	$280,305	$309,615

Depreciation expense for the years 2004, 2003, and 2002 was $28,447, $31,214 and $54,492, respectively.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

7. Equity Interests

The Company owns a non-controlling equity interest in two electric power generation projects and one waste-to-energy project in Italy and a refinery/electric power generation project in Chile. Two of the projects in Italy are each 42% owned while the third is 49% owned by the Company. In 2004, the Company entered into a binding agreement to sell 10% of its minority equity interest in the third Italian project. The project in Chile is 85% owned by the Company; however, the Company does not have a controlling financial interest in the Chilean project. Following is summarized financial information for the Company’s equity affiliates combined, as well as the Company’s interest in the affiliates.

	December 31, 2004		December 26, 2003
	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Balance Sheet Data:
Current assets	$149,346	$23,456	$95,977	$23,891
Other assets (primarily buildings and equipment)	414,779	175,653	409,267	185,315
Current liabilities	41,003	17,179	32,735	17,188
Other liabilities (primarily long-term debt)	404,802	113,567	385,047	121,362
Net assets	118,320	68,363	87,462	70,656

	For the Year Ended
	December 31, 2004		December 26, 2003		December 27, 2002
	Italian Projects	Chilean Project	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Income Statement Data:
Total revenues	$244,225	$41,137	$219,818	$39,114	$171,565	$38,425
Gross earnings	60,108	20,152	56,699	20,739	43,133	20,777
Income before income taxes	43,947	11,229	38,405	10,712	31,358	10,087
Net earnings	26,664	8,787	23,144	8,891	17,648	8,372

The Company’s share of the net earnings of equity affiliates, which are recorded within other income on the consolidated statement of operations and comprehensive loss, totaled $20,636, $17,142 and $14,006 for the years ended December 31, 2004, December 26, 2003 and December 27, 2002, respectively. The Company’s investment in the equity affiliates totaled $109,106 and $98,651 as of December 31, 2004 and December 26, 2003, respectively. Dividends of $9,221 and $7,997 were received during the years ended December 31, 2004 and December 26, 2003, respectively.

The Company has guaranteed certain performance obligations of these projects. The Company’s contingent obligations under the guarantees for three of the projects are approximately $1,300 in total. The contingent obligation for the fourth project is capped at approximately $10,300 over the twelve-year life of the project’s financing; to date, no amounts have been paid under this guarantee. The Company has also provided a guarantee of $5,200 representing 49% of the debt service reserve letter of credit providing liquidity should the performance of the fourth project be insufficient to cover the debt service payments. Finally, the Company has provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the Chilean project be insufficient to cover the debt service payments. No amounts have been drawn under the letter of credit.

The undistributed retained earnings of the Company’s equity investees amounted to approximately $42,087 and $28,765 at December 31, 2004 and December 26, 2003, respectively.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

8. Equity-for-Debt Exchange

In 2004, the Company, in conjunction with Foster Wheeler Ltd., consummated an equity-for-debt exchange in which Foster Wheeler Ltd. issued common shares, preferred shares, warrants to purchase common shares and new senior notes due 2011 in exchange for certain of its outstanding debt securities and trust securities. The Company recorded $623,190 in accounts and notes payable to Foster Wheeler Ltd. which represents the value of the common shares, preferred shares and warrants issued by Foster Wheeler Ltd. The exchange offer resulted in a $175,054 charge to income. The pretax charge, which was substantially non-cash, related primarily to the exchange of Convertible Subordinated Notes tendered in the exchange offer.

Accounting for the Equity-for-Debt Exchange:

The following table summarizes the impact of the exchange offer:

	2005 Senior Notes	Robbins Bonds	Convertible Notes	Trust Securities	Senior Credit Facility	2011 Senior Notes	Total Change

Current Liabilities:
Current installments on long-term debt	$—	$(1,676)	$—	$—	$(115,869)	$—	$(117,545)

Total current liabilities	—	(1,676)	—	—	(115,869)	—	(117,545)

Accounts payable to affiliate	54,783	101,397	199,206	60,874	—	—	416,260
Long-term debt	(188,628)	(92,045)	(206,930)	(103,823)	—	271,930	(319,496)
Notes payable to affiliate	—	—	206,930	—	—	—	206,930
Deferred accrued interest on subordinated deferrable interest debentures	—	—	—	(31,128)	—	—	(31,128)

Total Liabilities	$(133,845)	$7,676	$199,206	$(74,077)	$(115,869)	$271,930	$155,021

Shareholder’s Deficit:
Common shares	$—	$—	$—	$—	$—	$—	$—
Paid-in capital	—	—	—	—	—	—	—
Accumulated deficit	(15,324)	(10,080)	(205,340)	66,352	(5,862)	(4,800)	(175,054)

Total Shareholder’s Deficit	$(15,324)	$(10,080)	$(205,340)	$66,352	$(5,862)	$(4,800)	$(175,054)

Details of the exchange by individual debt instrument are as follows:

Senior Notes at 6.75% interest, due November 15, 2005 (“2005 Senior Notes”) — Foster Wheeler Ltd. exchanged approximately 434,788 common shares, approximately 82,430 preferred shares and $141,471 principal amount of Senior Notes at 10.359% due September 15, 2011 (“2011 Senior Notes”) for $188,628 of 2005 Senior Notes. This resulted in a pretax charge of $15,324, comprised of a non-cash loss on the exchange of $13,283 (including a premium on the 2011 Senior Notes of $5,659), transaction-related costs of $1,825 and the write-off of unamortized issuance costs of $216. The Company recorded the $5,659 premium since the fair value of the 2011 Senior Notes was determined to be 104% of principal. The Company also capitalized $750 of issuance costs on the 2011 Senior Notes and established account payable to Foster Wheeler Ltd of $54,783, which represents the value of the common and preferred shares exchanged of Foster Wheeler Ltd.

Subordinated Robbins Facility Exit Funding Obligations (“Robbins Bonds”) — Foster Wheeler Ltd. exchanged approximately 808,327 common shares and approximately 152,520 preferred shares for $93,721 of Robbins Bonds. The Company recorded a pretax charge of $10,080, including a non-cash loss on the exchange of $7,676 and transaction-related costs of $2,404. The Company recorded accounts payable to Foster Wheeler Ltd. in the amount of $101,397 which represents the value of the Foster Wheeler Ltd. common and preferred shares exchanged.

Convertible Subordinated Notes at 6.50% interest, due 2007 (“Convertible Notes”) — Foster Wheeler Ltd. exchanged approximately 1,661,648 common shares and approximately 313,913 preferred shares

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

8. Equity-for-Debt Exchange — (Continued)

for $206,930 of Convertible Notes. The Company, pursuant to an intercompany note and debt assumption and transfer agreement, was responsible for all costs associated with the exchange of the Convertible Notes. As a result of the exchange, the Company recorded a pretax charge of $205,340, including non-cash conversion expense of $202,616 as required by SFAS No. 84, “Induced Conversions of Convertible Debt,” and transaction-related costs of $2,724. Additionally, the Company charged unamortized issuance costs of $3,409 against paid-in capital.

Mandatorily Redeemable Preferred Securities (“Trust Securities”) — Foster Wheeler Ltd. exchanged approximately 157,811 common shares, approximately 51,081 preferred shares and warrants to purchase approximately 6,994,059 common shares for $103,823 of Trust Securities. In conjunction with the exchange, the Company recorded a pretax gain of $66,352, including a non-cash gain on exchange of $74,075 less transaction-related costs of $4,244 and the write-off of unamortized issuance costs of $3,479.

Senior Credit Facility (Term Loan and Revolving Credit Portions) — Concurrent with the exchange offer, the Company also completed a $120,000 private offering of 10.359% Senior Notes due 2011, Series B. The proceeds of the private offering were used to repay the amounts outstanding under the term loan and revolving credit portions of the previous Senior Credit Facility totaling $115,869. In conjunction with this transaction, the Company recorded a non-cash pretax charge of $5,862, including the write-off of unamortized issuance costs of $1,599 and unamortized bank fees of $4,263. The Company also recorded a premium of $4,800 since the 2011 Senior Notes-Series B fair value was determined to be 104% of principal. Finally, the Company capitalized $966 of issuance costs on the 2011 Senior Notes-Series B.

As of December 31, 2004, after reflecting the results of the exchange offer, the Company had aggregate indebtedness of $567,003. See Note 9 for further information relating to the Company’s indebtedness.

The following table summarizes the capital share activity associated with the exchange offer:

	Units	Common Share Equivalents

Capital Share Activity
Pre-exchange balance	2,038,578	2,038,578
Common shares issued in conjunction with exchange offer	3,062,574	3,062,574
Preferred shares issued in conjunction with exchange offer	599,944	38,996,342
Warrants to purchase common shares issued to Trust Preferred Security holders	4,152,914	6,994,059
Warrants to purchase common shares distributed to existing common shareholders	40,771,560	2,947,233

Post-exchange balance		54,038,786

Foster Wheeler Ltd. issued approximately 3,062,574 common shares and approximately 599,944 preferred shares in connection with the exchange offer. Each preferred share is convertible into 65 common shares.

Foster Wheeler Ltd. issued 4,152,914 Class A stock purchase warrants to Trust Preferred Security holders that tendered into the exchange offer. In addition, Foster Wheeler Ltd. also distributed 40,771,560 Class B stock purchase warrants to the holders of record of its common shares at the close of business on September 23, 2004.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

9. Long-term Debt

The following table shows the components of long-term debt:

	December 31, 2004			December 26, 2003
	Current	Long-term	Total	Current	Long-term	Total

Senior Credit Facility (average interest rate: 2004 — n/a; 2003 — 7.16%)	$—	$—	$—	$—	$128,163	$128,163
Senior Notes at 6.75% interest, due November 15, 2005	11,372	—	11,372	—	200,000	200,000
Senior Notes at 10.359% interest, due September 15, 2011	—	271,643	271,643	—	—	—
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	14	69	83	1,690	10,440	12,130
1999C Bonds at 7.25% interest, due October 15, 2024	—	20,491	20,491	—	77,155	77,155
1999D Bonds at 7% interest, due October 15, 2009	—	233	233	—	23,994	23,994
Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest Debentures	—	—	—	—	175,000	175,000
Subordinated Deferrable Interest Debentures	—	71,177	71,177	—	—	—
Special-Purpose Project Debt:
Martinez Cogen Limited Partnership	7,280	7,980	15,260	6,627	15,260	21,887
Foster Wheeler Coque Verde, L.P.	2,975	32,151	35,126	2,656	35,126	37,782
Camden County Energy Recovery Associates	8,959	59,936	68,895	8,613	68,895	77,508
Capital Lease Obligations	990	66,297	67,287	1,322	62,373	63,695
Other	3,624	1,812	5,436	192	5,566	5,758

Total	$35,214	$531,789	$567,003	$21,100	$801,972	$823,072

Senior Credit Facility — In August of 2002, the Company negotiated a Senior Credit Facility that was comprised of a $71,000 term loan, a $69,000 revolving credit facility and a $149,900 letter of credit facility having an April 30, 2005 maturity date. The term loan and borrowings under the revolving credit facility bear interest at the Company’s option of (a) LIBOR plus 6% or (b) the Base Rate plus 5.00%. The “Base Rate” refers to the higher of (i) the Bank of America prime rate or (ii) the Federal Funds rate plus 0.5%.

In connection with the equity-for-debt exchange, the Company repaid in full the term loan and amounts outstanding under the revolving credit facility. Accordingly, there were no borrowings outstanding under the term loan and revolving credit facility as of December 31, 2004. The Company had letters of credit outstanding of $90,018 as of December 31, 2004. In March 2005, the Company replaced the Senior Credit Facility with a new 5-year Senior Credit Agreement.

The Company obtained amendments to the Senior Credit Facility to provide covenant relief and to allow for the equity-for-debt exchange. These amendments are described below.

The Senior Credit Facility required prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retained the first $77,000 of such amounts before retaining a 50% share of the balance. The $77,000 threshold was exceeded during the second quarter of 2003 and principal repayments of $14,100 were made on the term loan in 2003 and 2004.

Amendment No. 1 to the Senior Credit Facility, obtained on November 8, 2002, provided for the exclusion of certain gross pretax charges recorded by the Company in the third quarter of 2002 for covenant

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

9. Long-term Debt — (Continued)

calculation purposes. The amendment further provided that certain pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred.

Amendment No. 2 to the Senior Credit Facility, entered into on March 24, 2003, modified (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment, the Company made a prepayment of principal in the aggregate amount of $10,000 in March 2003.

Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the equity-for-debt exchange, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. The terms of the amendment called for the Company to pay a fee equal to 5% of the lenders’ credit exposure since it had not made a required prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. The Company paid the required fee of $13,600 on March 31, 2004. The annual interest rate on borrowings under the Senior Credit Facility increased each quarter until the term loan and revolving credit facility were repaid as part of the equity-for-debt exchange.

Amendment No. 4 to the Senior Credit Facility, entered into on October 30, 2003, modified certain definitions and representations to allow for the maintenance and administration of certain bank accounts of the Company.

Amendment No. 5 to the Senior Credit Facility, entered into on May 14, 2004, amended and waived certain affirmative and negative covenants necessary to permit the equity-for-debt exchange as well as to allow for a reduction of $25,000 in the letter of credit facility. In consideration for the amendments and waivers obtained in this amendment, the Company was obligated to pay a fee equal to 1.25% of the lenders’ outstanding letter of credit exposure as of November 30, 2004 and a further fee equal to 0.75% of the lenders’ outstanding letter of credit exposure for each additional month thereafter through the expiration date of the Senior Credit Facility of April 30, 2005. As noted above, the Company voluntarily terminated the facility in March 2005. The Company paid fees totaling $4,375 related to the letters of credit outstanding for the period November 30, 2004 through February 2005.

New Senior Credit Agreement — In March 2005, the Senior Credit Facility was replaced with a new 5-year $250,000 Senior Credit Agreement. The new Senior Credit Agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus a spread. Standby letters of credit issued under the new Senior Credit Agreement will carry a fixed price throughout the life of the facility. The Senior Credit Agreement is collateralized by the assets and/or the stock of certain of the Company’s domestic subsidiaries and certain of its foreign subsidiaries. The Company paid up-front fees to the lender of approximately $8,225 in conjunction with the execution of the Senior Credit Agreement. Such fees, paid predominately in the first quarter of 2005, have been deferred and will be amortized to expense over the life of the agreement.

The new Senior Credit Agreement requires the Company to maintain certain ratios, including a leverage ratio, a fixed charge coverage ratio and a minimum liquidity level. Compliance with the first two covenants is measured quarterly. The Company must be in compliance with the minimum liquidity level covenant at any time. Management’s 2005 forecast indicates that the Company will be in compliance with the financial covenants contained in the new Senior Credit Agreement.

The Senior Credit Agreement also requires the Company to prepay the facility in certain circumstances from proceeds of assets sales and the issuance of debt.

2005 Senior Notes — The Company, through its subsidiary Foster Wheeler LLC, issued $200,000 of 2005 Senior Notes in the public market, bearing interest at a fixed rate of 6.75% per annum, payable semi-

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

9. Long-term Debt — (Continued)

annually, and maturing on November 15, 2005. The 2005 Senior Notes were issued under an indenture between the Company and BNY Midwest Trust Company. The 2005 Senior Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements.

As part of the equity-for-debt exchange consummated in 2004, Foster Wheeler Ltd. exchanged common shares, preferred shares and $141,471 principal amount of 2011 Senior Notes for $188,628 of 2005 Senior Notes. After giving effect to the exchange, $11,372 of 2005 Senior Notes remains outstanding as of December 31, 2004. Such notes mature on November 15, 2005. Also, in connection with the exchange, the holders of the 2005 Senior Notes agreed to amend the indenture governing these notes to effectively eliminate the security interest previously held by the 2005 Senior Notes. See Note 8 for further details of the equity-for-debt exchange.

2011 Senior Notes — As noted above, Foster Wheeler Ltd. exchanged common shares, preferred shares and $141,471 principal amount of 2011 Senior Notes for $188,628 of 2005 Senior Notes as part of the equity-for-debt exchange. In conjunction with the issuance of the 2011 Senior Notes, the Company recorded a premium of $5,659 since the fair value of the 2011 Senior Notes was 104% of principal. See Note 8 for further details of the equity-for-debt exchange.

The 2011 Senior Notes bear interest at 10.359% per annum, payable semi-annually in arrears on March 15 and September 15, commencing March 15, 2005. As a result of the premium, the effective interest rate on the 2011 Senior Notes is 9.5602%. Holders of the 2011 Senior Notes have a security interest in the stock, debt and assets of certain of Foster Wheeler Ltd.’s subsidiaries. The 2011 Senior Notes contain incurrence covenants that must be met should the Company choose to undertake certain actions including incurring debt, making certain payments and investments, granting liens, selling assets and entering into specific intercompany transactions, among others. Management monitors these covenants to ensure the Company remains in compliance with the indenture.

Concurrent with the equity-for-debt exchange, the Company completed a $120,000 private offering of Senior Notes at 10.359% due September 2011, Series B (the “Private Notes”). The proceeds of the Private Notes offering were used to repay the amounts outstanding under the term loan and revolving credit portions of the Senior Credit Facility totaling $115,869. The Company recorded a premium of $4,800 on the offering since the fair value of the Private Notes was 104% of principal. As a result of the premium, the effective interest rate on the Private Notes is 9.5602%.

Subsequently, the Company exchanged all Private Notes for registered 2011 Senior Notes. As of December 31, 2004, there were $271,643 of 2011 Senior Notes outstanding, including $10,172 of unamortized premium.

Notes Payable to Affiliate — In May and June 2001, Foster Wheeler Ltd. issued Convertible Notes having an aggregate principal amount of $210,000. The Convertible Notes are due in 2007 and bear interest at 6.50% per annum, payable semi-annually on June 1 and December 1 of each year, commencing December 2001. The proceeds of these securities were loaned to the Company and are included in the caption “Notes payable to affiliate” on the accompanying consolidated financial statements. The Notes payable to affiliate are subordinated in right of payment to all existing and future senior indebtedness of the Company.

As part of the equity-for-debt exchange, Foster Wheeler Ltd. exchanged common shares and preferred shares for $206,930 of Convertible Notes. After giving effect to the exchange offer, $3,070 of Convertible Notes remain outstanding as of December 31, 2004. The Convertible Notes are convertible into common shares at an initial conversion rate of 3.10655 common shares per $1,000 principal amount, or approximately $321.90 per common share, subject to adjustment under certain circumstances. See Note 8 for further details of the equity-for-debt exchange.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

9. Long-term Debt — (Continued)

Robbins Bonds — In connection with the restructuring of debt incurred to finance construction of a waste-to-energy facility in the Village of Robbins, Illinois, Foster Wheeler entered into certain subordinated obligations. The subordinated obligations include 1999C Bonds due October 15, 2009 (the “1999C Bonds due 2009”), 1999C Bonds due October 15, 2024 (the “1999C Bonds due 2024”) and 1999D Accretion Bonds due October 15, 2009 (the “1999D Bonds”).

As part of the equity-for-debt exchange, Foster Wheeler Ltd. exchanged common shares and preferred shares for $93,721 of Robbins Bonds. After giving effect to the exchange, $83 of 1999C Bonds due 2009, $20,491 of 1999C Bonds due 2024 and $233 of 1999D Bonds remain outstanding as of December 31, 2004. See Note 8 for further details of the equity-for-debt exchange.

The 1999C Bonds due 2009 and the 1999C Bonds due 2024 bear interest at 7.25% and are subject to mandatory sinking fund reduction prior to maturity at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date. The total amount of 1999D Bonds due on October 15, 2009 is $325.

Trust Securities — FW Preferred Capital Trust I (“the Capital Trust”) is a 100% indirectly owned finance subsidiary of the Company which issued a $175,000 of Trust Securities. The Capital Trust invested the proceeds from the Trust Securities in an equal principal amount of 9.0% junior subordinated deferrable interest debentures (the “Debentures”) of Foster Wheeler LLC.

Prior to December 27, 2003 the Capital Trust was consolidated in the financial statements of the Company and the Trust Securities were reported as Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest Debentures in the consolidated financial statements. The accumulated undistributed quarterly distributions were presented on the consolidated balance sheet as Deferred Accrued Mandatorily Redeemable Preferred Security Distributions of Subsidiary Trust. The Mandatorily Redeemable Preferred Security Distributions of Subsidiary Trust were included within interest expense in the consolidated statement of operations and comprehensive loss.

In 2004, the Company adopted FIN 46 for variable interest entities formed prior to February 1, 2003. In accordance with the provisions of FIN 46, the Company determined that (i) the Capital Trust is a variable interest entity and (ii) the Company is not the primary beneficiary. Accordingly, the Company de-consolidated the Capital Trust as of December 27, 2003. The Company’s consolidated financial statements now reflect Foster Wheeler LLC’s obligations to the Capital Trust as Subordinated Deferrable Interest Debentures and Deferred Accrued Interest on Subordinated Deferrable Interest Debentures. The interest expense on the Debentures is presented in the consolidated statement of operations and comprehensive loss as interest expense.

Foster Wheeler Ltd. and Foster Wheeler LLC fully and unconditionally guarantee the Trust Securities. These Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15, and January 15 of each year. Such distributions may be deferred for periods up to five years during which time additional interest accrues at 9.0%. In accordance with this provision, the Company has deferred all quarterly distributions beginning with the distribution due on January 15, 2002. The maturity date is January 15, 2029. Foster Wheeler can redeem these Trust Securities on or after January 15, 2004. The new Senior Credit Agreement requires the approval of the lenders to make payments on the Trust Securities to the extent such payments are not contractually required by the underlying Trust Securities agreements.

As part of the equity-for-debt exchange, Foster Wheeler Ltd. issued common shares, preferred shares and warrants to purchase common shares in exchange for Trust Securities. In conjunction with the exchange, the Capital Trust recorded a $103,823 reduction in the Trust Securities and a $31,128 reduction in Deferred Accrued Mandatorily Redeemable Preferred Security Distributions Payable. The Capital Trust also recorded a

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

9. Long-term Debt — (Continued)

corresponding reduction in the Debentures and accrued interest receivable. After giving effect to the exchange, $71,177 of Trust Securities remains outstanding as of December 31, 2004. See Note 8 for further details of the equity-for-debt exchange.

Special-Purpose Project Debt — Special-purpose project debt represents debt incurred to finance the construction of cogeneration facilities or waste-to-energy projects, which are majority-owned by the Company. The notes and/or bonds are collateralized by certain assets of each project. The Company’s obligations with respect to this debt are limited to guaranteeing the operating performance of the projects.

The Martinez Cogen Limited Partnership debt of $15,260 represents a note under a bank credit facility to a limited partnership whose general partner is a special-purpose subsidiary. The interest on the note, which varies based on one of several money market rates, is due semi-annually through July 30, 2006. The note matures on July 30, 2006. The project is located in California.

The Foster Wheeler Coque Verde debt of $35,126 represents senior secured notes. The notes bear interest at 11.443%, due annually April 15, 2004 through 2015, and mature on April 15, 2015. The notes are collateralized by certain revenues and assets of a special- purpose subsidiary, which is the indirect owner of the project in Chile.

The Camden County Energy Recovery Associates debt of $68,895 represents Solid Waste Disposal and Resource Recovery System Revenue Bonds. The bonds bear interest at rates varying between 7.125% and 7.5%, due annually December 1, 2004 through 2010, and mature on December 1, 2010. The bonds are collateralized by a pledge of certain revenues and assets of the project, but not the plant. The project is located in New Jersey.

Capital Leases — During 2002, the Company entered into sale-leaseback transactions for office buildings in both Finland and the United States. The transactions qualified as capital leases. In 2004, the Company entered into a capital lease for an office building in South Africa. Assets under capital leases are summarized as follows:

	December 31, 2004	December 26, 2003

Buildings and improvements	$45,306	$38,522
Less: accumulated amortization	5,222	1,276

Net assets under capital leases	$40,084	$37,246

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

9. Long-term Debt — (Continued)

The following are the minimum lease payments to be made in each of the years indicated for the capital leases in effect as of December 31, 2004:

Fiscal year:
2005	$7,529
2006	7,954
2007	7,519
2008	7,678
2009	7,943
Thereafter	126,147
Less: Interest	(97,483)

Net minimum lease payments under capital leases	67,287
Less: current portion of net minimum lease payments	990

Long-term net minimum lease payments	$66,297

Other — On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provided for up to $45,000 of additional revolving loans available to provide working capital. As of December 31, 2004, the facility remained undrawn. In December 2004, the U.K. subsidiaries gave notice canceling the revolving credit facility effective January 24, 2005.

Interest Costs — Interest costs incurred in 2004, 2003, and 2002 were $94,556, $95,415 and $82,929, respectively, of which $0, $307 and $1,368, respectively, were capitalized.

Aggregate Maturities — Aggregate principal repayments and sinking fund requirements of long-term debt, excluding payments on capital lease obligations and premium amortization on the 2011 Senior Notes of $10,172, over the next five years as of December 31, 2004 are as follows:

Fiscal year:
2005	$34,224
2006	22,250
2007	16,059
2008	13,810
2009	14,841
Thereafter	391,430

Total	$492,614

10. Pensions and Other Postretirement Benefits

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

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pensions and Other Postretirement Benefits — (Continued)

The Company also has a non-qualified, unfunded supplemental executive retirement plan (“SERP”) which covers certain employees. In April 2003, the Company froze the SERP and issued letters of credit totaling $2,250 to certain employees to support its obligations under the SERP. As of December 31, 2004, the Company had $870 of such letters of credit outstanding.

On April 10, 2003, the Board of Directors approved changes to the Company’s domestic employee benefits program, including the pension, postretirement medical, and 401(k) plans. The changes were made following an independent review of the Company’s domestic employee benefits which assessed the Company’s benefit program against that of the marketplace and its competitors.

The principal changes consist of the following: the domestic pension plan was frozen as of May 31, 2003, which means participants will not be able to increase the amount earned under the terms of the plan; the postretirement medical plan was frozen and will be available on a subsidized premium basis only to currently active employees who reached the age of 40 on May 31, 2003; and the 401(k) plan was enhanced to increase the level of employer matching contribution. The net effect of these changes improves the financial condition of the Company through reduced costs and reduced cash outflow in future years.

Domestic subsidiaries of the Company have a 401(k) plan for salaried employees. For the years 2004 and 2003, the Company contributed a 100% match of the first 3% and a 50% match of the next 3% of base pay of employee contributions, subject to the annual IRS limit, which amounted to a cost of $3,317 and $4,066 in 2004 and 2003, respectively. For the year 2002, the Company contributed a 50% match of the first 6% of base pay of employee contributions, subject to the annual IRS limit, which amounted to a cost of $5,507.

Through the year ended December 31, 2004, the Company recognized a cumulative minimum liability in its financial statements for both domestic and foreign underfunded plans in the amount of $300,590 resulting in a cumulative pretax charge to Other Comprehensive Loss. This represents a reduction in the minimum liability of $11,156 from the prior year, including the impact of foreign currency translation. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pensions and Other Postretirement Benefits — (Continued)

The following charts contain the disclosures for pension benefits for the years 2004, 2003 and 2002.

	For the Year Ended December 31, 2004				For the Year Ended December 26, 2003

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Projected Benefit Obligation (PBO):
PBO at beginning of period	$311,102	$548,680	$20,437	$880,219	$321,793	$470,372	$17,362	$809,527
Service cost	—	17,859	254	18,113	1,565	12,835	235	14,635
Interest cost	17,867	30,365	1,222	49,454	19,062	26,622	1,177	46,861
Plan participants’ contributions	—	8,107	—	8,107	—	7,147	—	7,147
Plan amendments	—	—	—	—	—	1,961	—	1,961
Actuarial loss/(gain)	17,451	(632)	903	17,722	31,350	(36)	194	31,508
Benefits paid	(21,847)	(23,360)	(1,681)	(46,888)	(22,166)	(20,618)	(1,454)	(44,238)
Curtailments	—	—	—	—	(35,719)	—	—	(35,719)
Special termination benefits/other	(1,942)	778	—	(1,164)	(4,783)	993	—	(3,790)
Foreign currency exchange rate changes	—	49,306	2,039	51,345	—	49,404	2,923	52,327

PBO at end of period	$322,631	$631,103	$23,174	$976,908	$311,102	$548,680	$20,437	$880,219

Plan Assets:
Fair value of plan assets at beginning of period	$194,035	$396,062	$17,927	$608,024	$166,381	$294,975	$15,302	$476,658
Actual return on plan assets	24,712	47,272	1,395	73,379	38,467	50,151	1,561	90,179
Employer contributions	29,245	28,510	—	57,755	13,688	26,721	—	40,409
Plan participants’ contributions	—	8,107	—	8,107	—	7,147	—	7,147
Benefits paid	(21,847)	(23,360)	(1,681)	(46,888)	(22,166)	(20,618)	(1,454)	(44,238)
Other	(2,647)	867	(70)	(1,850)	(2,335)	2,855	(53)	467
Foreign currency exchange rate changes	—	37,344	1,717	39,061	—	34,831	2,571	37,402

Fair value of plan assets at end of period	$223,498	$494,802	$19,288	$737,588	$194,035	$396,062	$17,927	$608,024

Funded status:
Funded status	$(99,133)	$(136,301)	$(3,886)	$(239,320)	$(117,067)	$(152,618)	$(2,510)	$(272,195)
Unrecognized net actuarial loss	117,426	246,371	7,170	370,967	111,637	259,783	6,149	377,569
Unrecognized prior service cost	—	7,623	1,050	8,673	—	8,686	1,046	9,732
Adjustment for the minimum liability	(117,426)	(175,486)	(7,678)	(300,590)	(111,637)	(193,635)	(6,474)	(311,746)

Accrued benefit cost	$(99,133)	$(57,793)	$(3,344)	$(160,270)	$(117,067)	$(77,784)	$(1,789)	$(196,640)

	For the Year Ended December 31, 2004				For the Year Ended December 26, 2003				For the Year Ended December 27, 2002

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Net Periodic Benefit Cost:
Service cost	$—	$17,859	$254	$18,113	$1,565	$12,835	$236	$14,636	$12,154	$12,161	$213	$24,528
Interest cost	17,867	30,365	1,222	49,454	19,062	26,622	1,177	46,861	20,372	19,408	1,094	40,874
Expected return on plan assets	(15,603)	(31,081)	(1,315)	(47,999)	(14,356)	(23,179)	(1,301)	(38,836)	(16,943)	(24,261)	(1,496)	(42,700)
Amortization of transition asset	—	(68)	76	8	—	—	71	71	—	—	63	63
Amortization of prior service cost	—	1,686	15	1,701	182	1,446	15	1,643	458	1,339	13	1,810
Other	4,059	17,705	430	22,194	11,795	19,886	425	32,106	7,113	8,279	61	15,453

SFAS No. 87 net periodic benefit cost	6,323	36,466	682	43,471	18,248	37,610	623	56,481	23,154	16,926	(52)	40,028
SFAS No. 88 cost*	1,390	—	—	1,390	1,108	—	—	1,108	1,908	—	—	1,908

Total net periodic benefit cost	$7,713	$36,466	$682	$44,861	$19,356	$37,610	$623	$57,589	$25,062	$16,926	$(52)	$41,936

Weighted Average Assumptions—Net
Periodic Benefit Cost:
Discount rate	6.00%	5.45%	6.00%		6.00%	5.60%	6.25%		7.40%	5.75%	7.00%
Long-term rate of return	8.00%	7.34%	8.00%		8.50%	7.50%	8.00%		8.50%	8.00%	9.00%
Salary scale	0.00%	3.04%	5.00%		0.00%	3.30%	5.00%		4.00%	4.00%	5.00%
Weighted Average Assumptions—Benefit Obligations:
Discount rate	5.48%	5.43%	6.00%		6.00%	5.40%	6.00%		6.60%	5.60%	6.25%
Salary scale	0.00%	3.32%	4.00%		4.00%	3.00%	5.00%		5.00%	3.30%	5.00%

* Charges were recorded in accordance with the provisions of SFAS No. 88, “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” related to (i) the settlement in 2004 of obligations to former executives under the Supplemental Executive Retirement Plan of $1,390;

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pensions and Other Postretirement Benefits — (Continued)

(ii) the impact in 2003 of the freezing of the domestic pension plans, the mothballing of a domestic manufacturing facility of $900 and employee terminations as part of the workforce reduction of $100; and (iii) the retirement in 2002 of the Company’s Vice President of Human Resources of approximately $900.

Plan measurement date

The measurement date for all of the Company’s defined benefit plans is December 31 of each year for both plan assets and obligations.

Accumulated benefit obligation

The accumulated benefit obligation (“ABO”) for the Company’s plans totaled approximately $902,800 and $811,800 at year-end 2004 and 2003, respectively. As previously discussed, the Company has recorded a net cumulative charge to other comprehensive loss for the years 2000 through 2004 due to the ABO exceeding the fair value of plan assets.

Investment policy

Each of the Company’s plans is governed by a written investment policy.

The investment policy of the U.S. plans allocates assets in accordance with the policy guidelines. The asset mix target for the plans is 72.5% equities and 27.5% fixed-income securities. The investment policy is currently undergoing a review by the Company to ensure investment strategy is aligned with plan liabilities, considering the changes to the domestic benefits program made in 2004.

The investment policy of the U.K. plans are designed to improve the ongoing funding level of the plan while gradually, over time, changing the mix of investment allocation between equities and bonds to more fully match the liabilities of the plan. The bond and equity allocations range from 40% bonds and 60% equities to 50% bonds and 50% equities, depending on the funding level.

The investment policy of the Canadian plan uses a balanced approach and allocates investments in pooled funds in accordance with the policy’s asset mix guidelines. These guidelines identify target, maximum and minimum allocations by asset class. The target allocation is 45% bonds, 50% equities and 5% cash. The minimum and maximum allocations are: 42.5% to 57.5% equities; 40% to 50% bonds; and 2.5% to 7.5% cash.

Long-term rate of return assumptions

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. The long-term rate of return is reviewed annually by the Company for its funded plans and adjusted, if required. The weighted-average expected long-term rate of return on plan assets has declined from 8.2% to 7.5% over the past three years.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pensions and Other Postretirement Benefits — (Continued)

	2004	2003

Plan Asset Allocation:
U.S. Plans
U.S. equities	53%	47%
Non-U.S. equities	26%	25%
U.S. fixed-income securities	20%	23%
Non-U.S. fixed-income securities	0%	0%
Other	1%	5%

Total	100%	100%

U.K. Plans
U.K. equities	60%	38%
Non-U.K. equities	1%	25%
U.K. fixed-income securities	36%	32%
Non-U.K. fixed-income securities	0%	0%
Other	3%	5%

Total	100%	100%

Canada Plan
Canadian equities	23%	23%
Non-Canadian equities	29%	26%
Canadian fixed-income securities	43%	44%
Non-Canadian fixed-income securities	0%	0%
Other	5%	7%

Total	100%	100%

Contributions

The Company expects to contribute a total of approximately $20,400 to its domestic pension plans and approximately $30,700 to its foreign pension plans in 2005. The contributions to the domestic pension plans are expected to approximate $22,100 in 2006, $16,400 in 2007, $7,900 in 2008, $1,800 in 2009 and zero each year thereafter.

Estimated future benefit payments

The following benefit payments, which reflect expected future service, are expected to be paid on the defined benefit plans.

	United States	United Kingdom	Canada	Total

2005	$19,934	$24,465	$1,634	$46,033
2006	19,944	26,381	1,711	48,036
2007	19,983	26,817	1,739	48,539
2008	20,360	31,315	1,759	53,434
2009	20,600	36,038	1,760	58,398
2010-2014	104,858	223,671	8,002	336,531

Other Postretirement Benefits — In addition to providing pension benefits, some of the Company’s subsidiaries provide certain health care and life insurance benefits for retired employees (“other postretirement benefits”). Employees may become eligible for these other postretirement benefits if they

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pensions and Other Postretirement Benefits — (Continued)

qualify for and commence normal or early retirement pension benefits as defined in the pension plan while working for the Company. Benefits are provided through insurance companies. Additionally, some of the Company’s subsidiaries also have a plan, which provides coverage for an employee’s beneficiary upon the death of the employee.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In May 2004, the FASB issued a FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on accounting for the effects of the Medicare Act for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. The provisions of FSP No. 106-2 were effective for the Company’s interim period ending September 24, 2004. Based upon the proposed regulations of the Medicare Act, the Company concluded that the benefits provided by the plan were actuarially equivalent to Medicare Part D under the Medicare Act. Accordingly, the Company reflected the impact of the Medicare Act prospectively as of the start of the third quarter 2004. The impact of the Medicare Act resulted in decreases in the accumulated postretirement benefit obligation of approximately $9,100 and in the annual net periodic postretirement benefit costs for 2004 of approximately $900. On January 21, 2005, final regulations related to the Medicare Act were issued. The Company has not yet determined the effect of the final regulations on the Company’s accumulated postretirement benefit obligation and net periodic postretirement benefit costs.

The following chart contains the disclosures for other postretirement benefit plans for the years 2004, 2003 and 2002.

	For the Year Ended
	December 31, 2004	December 26, 2003

Accumulated Postretirement Benefit Obligation (APBO):
APBO at beginning of period	$94,906	$133,392
Service cost	323	741
Interest cost	5,119	9,205
Plan participants’ contributions	2,707	—
Plan amendments	—	(55,201)
Actuarial (gain)/loss	(6,479)	21,277
Benefits paid	(10,369)	(11,910)
Curtailments	—	(2,598)
Other	983	—
Foreign currency exchange rate changes	86	—

APBO at end of period	$87,276	$94,906

Plan Assets:
Fair value of plan assets beginning of period	$—	$—
Employer contributions	10,369	11,910
Benefits paid	(10,369)	(11,910)

Fair value of plan assets at end of period	$—	$—

Funded Status:
Funded status	$(87,276)	$(94,906)
Unrecognized net actuarial loss	38,743	47,614
Unrecognized prior service cost	(57,824)	(62,453)

Accrued benefit cost	$(106,357)	$(109,745)

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pensions and Other Postretirement Benefits — (Continued)

	For the Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002

Net Periodic Postretirement Benefit Cost:
Service cost	$323	$741	$2,785
Interest cost	5,119	9,205	8,255
Amortization of prior service cost	(4,745)	(1,485)	(2,853)
Other	2,244	(3,340)	(5,013)

Net periodic postretirement benefit cost	$2,941	$5,121	$3,174

Weighted-Average Assumptions-
Net Periodic Postretirement Benefit Cost:
Discount rate	6.00%	6.63%	7.40%
Weighted-Average Assumptions-
Accumulated Postretirement Benefit Obligation:
Discount rate	5.31%	6.00%	6.63%

Health-care cost trend:	Pre-Medicare Eligible	Medicare Eligible

2004	9.50%	11.00%
2005	9.00%	10.50%
Decline to 2016	5.50%	5.00%

Assumed health-care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease

Effect on total of service and interest cost components	$278	$(244)
Effect on accumulated postretirement benefit obligations	$5,412	$(4,694)

Plan measurement date

The measurement date for the Company’s other postretirement benefit plans is December 31 of each year for obligations.

Contributions

The Company expects to contribute a total of approximately $7,719 to its other postretirement benefit plans in 2005.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pensions and Other Postretirement Benefits — (Continued)

Estimated future benefit payments

The following other postretirement benefit payments, which reflect expected future service, are expected to be paid.

	Other Benefits	Health Care Subsidy	Other Benefits, Net of Subsidy

2005	$7,719	$—	$7,719
2006	7,933	948	6,985
2007	8,039	971	7,068
2008	8,081	994	7,087
2009	8,103	1,018	7,085
2010-2014	38,705	5,310	33,395

Other Benefits — Certain of the Company’s foreign subsidiaries participate in government-mandated indemnity and postretirement programs for their employees. Liabilities of $32,650 and $24,326 were recorded at December 31, 2004 and December 26, 2003, respectively, related to such benefits. The Company also has a benefit plan, the Survivor Income Plan, accounted for under SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” which was designed to provide coverage for an employee’s beneficiary upon the death of the employee; this plan has been closed to new entrants since 1988. Total liabilities under this plan were $23,572 and $24,146 as of December 31, 2004 and December 26, 2003, respectively. Benefit assets reflecting primarily the cash surrender value of insurance policies purchased to cover obligations under the Survivor Income Plan totaled $6,351 and $7,240 as of December 31, 2004 and December 26, 2003, respectively.

11. Guarantees and Warranties

The Company has provided indemnifications to third parties relating to businesses and/or assets the Company previously owned. Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by the Company prior to the sale.

	Maximum Potential Payment	Carrying Amount of Liability as of December 31, 2004	Carrying Amount of Liability as of December 26, 2003

Environmental indemnifications	No limit	$5,300	$5,300
Tax indemnifications	No limit	$—	$—

The Company provides for project execution and warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

	For the Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002

Balance at beginning of year	$131,600	$81,900	$52,700
Accruals	25,800	72,800	45,600
Settlements	(32,800)	(13,800)	(8,600)
Adjustments to provisions	(30,100)	(9,300)	(7,800)

Balance at end of year	$94,500	$131,600	$81,900

12. Financial Instruments and Risk Management

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values:

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
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

Foreign Currency Contracts — The fair values of these financial instruments (used for hedging purposes) are estimated by obtaining quotes from brokers. The Company is exposed to market risks from fluctuations in foreign exchange rates. Financial instruments are utilized by the Company to reduce this risk. The Company does not hold or issue financial instruments for trading purposes. The Company is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies) (see Notes 3 and 16).

Carrying Amounts and Fair Values — The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2004		December 26, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$317,342	$317,342	$377,485	$377,485
Restricted cash	72,844	72,844	52,685	52,685
Long-term debt	(567,003)	(570,586)	(823,072)	(530,826)
Notes payable to affiliate	(3,070)	(2,732)	(210,000)	(60,375)
Notes payable to affiliate	(206,930)	—	—	—

Derivatives:
Foreign currency contracts	419	419	3,315	3,315

In the ordinary course of business, the Company is contingently liable for performance under standby letters of credit, bank guarantees and surety bonds totaling $559,900 and $609,000 as of December 31, 2004 and December 26, 2003, respectively. These balances include the standby letters of credit issued under the Senior Credit Facility discussed in Note 9. In the Company’s past experience, no material claims have been made against these financial instruments. Management of the Company does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero. It is not practicable to estimate the fair value of the Company’s intercompany debt of $206,930 at December 31, 2004 and $0 at December 26, 2003 as there is no market value for this type of instrument.

As of December 31, 2004, the Company had $46,275 of foreign currency contracts outstanding. These foreign currency contracts mature in 2005. The contracts have been established by various international subsidiaries to sell a variety of currencies, and receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. As of December 31, 2004 and December 26, 2003, the Company had no significant concentrations of credit risk.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

12. Financial Instruments and Risk Management — (Continued)

The Company had issued a third-party financial guarantee totaling $2,750 at December 31, 2004 and December 26, 2003 with respect to a partnership interest in a commercial real estate project.

13. Restricted Stock Plan

On October 6, 2004, management was issued 1,883,745 restricted common share awards in accordance with Foster Wheeler Ltd.’s Management Restricted Stock Plan, of which 1,351,846 were in the form of restricted shares and 531,899 were in the form of restricted share units. The restricted shares have immediate voting rights and the restricted share units will give the holders voting rights upon vesting. The restricted awards provide that issued shares may not be sold or otherwise transferred until restrictions lapse. One third of the restricted awards vest in the fourth quarter of 2005 and the balance vest during the fourth quarter of 2006. The grant date fair value of restricted common share awards issued to management was $9.20 per share.

Upon issuance of the restricted common share awards, unearned compensation equivalent to the market value of the common shares on the date of grant was recorded as a part of Foster Wheeler Ltd. shareholders’ deficit, with a corresponding offset to common shares and paid-in capital. Unearned compensation will be amortized to compensation expense over the appropriate vesting period of each grant. The total unearned compensation recorded upon issuance of the restricted awards was $17,609 and the related compensation expense recorded in 2004 was $1,712.

14. Stock Option Programs

On September 10, 2004, the Board of Directors of Foster Wheeler Ltd. adopted the 2004 Stock Option Plan (the “2004 Plan”) which reserves 56,421 preferred shares for issuance. The options granted under the 2004 Plan expire up to a maximum of ten years from the date granted. On October 6, 2004, management was issued options under the 2004 Plan to purchase 43,103 preferred shares at an exercise price of $9.378 per common share issuable. Such options expire on October 5, 2007. One third of the options issued to management vest in the fourth quarter of 2005, and the balance vest during the fourth quarter of 2006. The issuance of the options to management did not result in an unearned compensation charge since the exercise price of the options was greater than the market price of the underlying shares on the date of grant.

On November 29, 2004, each option under the 2004 Plan to purchase preferred shares granted to management and the non-employee directors mandatorily converted to an option to purchase 65 common shares at an exercise price of $9.378 per common share issuable.

Under the 1995 Stock Option Plan approved by the shareholders of Foster Wheeler Ltd. in April 1995 and amended in April 1999 and May 2002, the total number of shares of common stock that may be granted is 265,000. In April 1990, the shareholders of Foster Wheeler Ltd. approved a Stock Option Plan for Directors of the Company. On April 29, 1997, the shareholders of Foster Wheeler Ltd. approved an amendment of the Directors’ Stock Option Plan, which authorizes the granting of options on 20,000 shares of common stock to non-employee directors of Foster Wheeler Ltd., who will automatically receive an option to acquire 150 shares each year. These plans provide that shares granted come from Foster Wheeler Ltd.’s authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after ten years from the date granted. In connection with the reorganization of Foster Wheeler Corporation on May 25, 2001, obligations under the stock option plans were assumed by Foster Wheeler Inc., an indirect wholly owned subsidiary of the Company.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

14. Stock Option Programs — (Continued)

Foster Wheeler Ltd. also granted 65,000 inducement options in 2001 to its chief executive officer in connection with an employment agreement and a further 50,000 options in 2002 based upon an amendment to his employment agreement. The 2001 options vest 20% each year over the term of the agreement, while the 2002 options vest one-forty-eighth (1/48) on the date of grant and 1/48 on the first day of each successive month thereafter. Foster Wheeler Ltd. granted 12,750 inducement options to its president and chief executive officer of Foster Wheeler North America Corp. (formerly known as “Foster Wheeler Power Group, Inc.”) in connection with his employment agreement in 2002 and granted a further 5,000 inducement options to him in 2003. The 2002 options vest ratably over five years, while the 2003 options vest ratably over four years. The price of the options granted pursuant to these agreements was fair market value on the date of the grant. The options granted under these agreements expire ten years from the date granted.

Information regarding these option plans for the years 2004, 2003, and 2002 is as follows (presented in actual number of shares):

	For the Year Ended
	December 31, 2004		December 26, 2003		December 27, 2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Options outstanding, beginning of year	393,383	$196.00	410,055	$195.20	236,231	$325.00
Options exercised	—		—	—	—	—
Options granted	2,801,704	$9.38	5,857	24.00	180,018	32.80
Options cancelled or expired	(12,177)	$303.50	(22,529)	136.00	(6,194)	433.20

Options outstanding, end of year	3,182,910	$30.71	393,383	$196.00	410,055	$195.20

Option price range at end of year	$9.38 to		$23.40 to		$29.20 to
	$881.2500		$881.2500		$881.2500
Option price range for exercised shares	—		—		—
Options available for grant at end of year	869,273		25,342		22,253

Weighted-average fair value of options granted during the year	$3.30		$16.80		$22.20
Options exercisable at end of year	284,390		229,445		166,938
Weighted-average price of exercisable options at end of year	$230.60		$296.00		$398.60

The following table summarizes information about fixed-price stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/04	Weighted- Average Exercise Price

$ 9.38 to $ 9.38	2,801,704	9.76 years	$9.38	—	$—
23.40 to 32.80	165,456	7.79 years	32.07	100,940	32.23
99.70 to 127.50	98,337	6.49 years	105.24	72,337	107.23
163.13 to 200.00	22,900	5.18 years	186.28	16,600	181.07
270.00 to 301.25	29,600	4.13 years	282.09	29,600	282.09
550.00 to 738.75	53,333	1.73 years	626.43	53,333	626.43
843.75 to 881.25	11,579	1.03 years	846.50	11,579	846.50

$ 9.38 to $881.25	3,182,909	9.31 years	$30.71	284,389	$230.60

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

15. Income Taxes

The components of loss before income taxes for the years 2004, 2003 and 2002 were taxed under the following jurisdictions:

	2004	2003	2002

Domestic	$(269,755)	$(155,538)	$(506,639)
Foreign	34,655	45,993	(3,751)

Total	$(235,100)	$(109,545)	$(510,390)

The provision for income taxes on those earnings was as follows:

	2004	2003	2002

Current tax expense:
Domestic	$(7,597)	$(14,939)	$(5,931)
Foreign	(47,616)	(31,887)	(10,978)

Total current	(55,213)	(46,826)	(16,909)

Deferred tax benefit/(expense):
Domestic	(569)	84	—
Foreign	2,660	(684)	2,252

Total deferred	2,091	(600)	2,252

Total provision for income taxes	$(53,122)	$(47,426)	$(14,657)

Deferred tax assets (liabilities) consist of the following:

	2004	2003

Difference between book and tax depreciation	$(2,717)	$(12,181)
Pensions	41,771	46,173
Capital lease transactions	—	263
Revenue recognition	11,716	14,191

Gross deferred tax assets (liabilities)	50,770	48,446

Current taxability of estimated costs to complete long-term contracts	20,658	19,039
Income currently taxable deferred for financial reporting	17,416	1,706
Expenses not currently deductible for tax purposes	33,348	200,084
Investment tax credit carry forwards	—	20,538
Postretirement benefits other than pensions	36,269	62,369
Asbestos claims	33,077	40,328
Minimum tax credits	6,399	17,917
Foreign tax credits	19,440	28,178
Net operating loss carry forwards	64,283	117,001
Effect of write-downs and restructuring reserves	7,685	11,234
Other	9,890	40,956
Valuation allowance	(234,432)	(534,790)

	14,033	24,560

Net deferred tax assets	$64,803	$73,006

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

15. Income Taxes — (Continued)

Foreign tax credit carryforwards are recognized based on their potential utilization and, if not used, will expire in the years 2011 and 2012. As reflected above, the Company has recorded various deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the various credits. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. Certain components of the deferred tax assets for 2003 shown above have changed from the amounts originally reported in 2003. In all cases, any such adjustment was offset by a corresponding adjustment to the valuation allowance for 2003 such that the reported net deferred tax assets (liabilities) for 2003 did not change. The reduction in the valuation allowance of $300,358 was primarily due to the consummation of the equity-for-debt exchange offer as discussed below. A valuation allowance is required under SFAS No. 109, “Accounting for Income Taxes,” when there is evidence of losses from operations in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided do not begin expiring until 2024 and beyond, based on the current tax laws.

As a result of the recently consummated equity-for-debt exchange offer discussed in Note 8, the Company will be subject to substantial limitations on the use of pre-exchange period losses and credits to offset U.S. federal taxable income in any post-exchange period. Since a valuation allowance had already been reflected to offset these losses and credits, this limitation did not result in a material write-off by the Company.

As part of the overall reorganization that took place in May 2001, the Company transferred in December 2000, certain intangible rights to one of its subsidiaries. The gain on the transfer was reported as an intercompany deferred gain and is therefore eliminated in consolidation; for GAAP purposes, however, the transfer was subject to tax in the U.S. As required under SFAS No. 109, the U.S. tax charge on the gain was reported in the consolidated financial statements as a deferred charge which is being amortized to tax expense over 35 years.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:

	2004	2003	2002

Tax benefit at U.S. statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of Federal income tax benefit	1.7	6.8	0.4
Adjustment to deferred tax assets — equity-for-debt exchange	154.5	—	—
Valuation allowance	(140.9)	52.9	34.4
Difference in estimated income taxes on foreign income and losses, net of previously provided amounts	13.7	15.1	2.0
Deferred charge	0.8	1.7	0.4
Nondeductible loss	26.7	—	—
Other	1.4	1.8	0.7

	22.9%	43.3%	2.9%

16. Derivative Financial Instruments

The Company operates on a worldwide basis. The Company’s activities expose it to risks related to the effect of changes in foreign-currency exchange rates. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

16. Derivative Financial Instruments — (Continued)

flows that may arise from volatility in currency exchange rates. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At December 31, 2004, December 26, 2003 and December 27, 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded pretax losses in 2004 and 2003 of $2,900 and $5,160, respectively, and recorded a pretax gain of $8,470 in 2002. These amounts were recorded as reductions in cost of operating revenues on the consolidated statement of operations and comprehensive loss. Amounts receivable (gains) or payable (losses) under foreign exchange contracts are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts.

The Company is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies). As of December 31, 2004, approximately $31,700 was owed to the Company by counterparties and $14,600 was owed by the Company to counterparties. A $3,834 net of tax gain was recorded in other comprehensive loss as of December 28, 2001. This amount was reclassified to earnings in 2002 as the Company no longer qualified for deferral under SFAS No. 133.

The maximum term over which the Company is hedging exposure to the variability of cash flows is 12 months.

17. Business Segments — Data

The Company operates through two business groups which also constitute separate reportable segments: the Engineering and Construction Group (the “E&C Group”) and the Global Power Group. The E&C Group designs, engineers, and constructs upstream oil and gas processing facilities, oil refining, chemical and petrochemical, pharmaceutical, natural gas liquefaction (LNG) facilities and receiving terminals, and related infrastructure, including power generation and distribution facilities. The E&C Group provides engineering, project management and construction management services, and purchases equipment, materials and services from third-party suppliers and subcontractors. The E&C Group owns industry leading technology in delayed coking, solvent de-asphalting, and hydrogen production processes used in oil refineries and has access to numerous technologies owned by others. The E&C Group also provides international environmental remediation services, together with related technical, engineering, design and regulatory services. The E&C Group generates revenues from engineering and construction activities pursuant to long-term contracts spanning up to four years in duration.

The Global Power Group designs, manufactures, and erects steam generating and auxiliary equipment for electric power generating stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and municipal solid waste, waste wood, and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment, selective non-catalytic recovery units, selective catalytic recovery units and low-NOx burners. The Company provides a broad range of site services relating to these products, including full plant construction, maintenance engineering, plant upgrading and life extension, and plant repowering. The Global Power Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, the Global Power Group builds, owns and operates cogeneration, independent power production and waste-to-energy facilities, as well as facilities for the process and petrochemical industries. The Global Power Group generates revenues from long-term engineering activities, supply of equipment and construction contracts, and from operating activities pursuant to the long-term sale of project outputs (i.e., electricity, steam, etc.), operating and maintenance agreements, and from returns on its equity investments in certain production facilities.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

17. Business Segments — Data — (Continued)

The Company has restated its business segment data to reflect the transfer of one of its operating subsidiaries in Canada from the E&C Group to the Global Power Group. The subsidiary’s operations have been consolidated into another subsidiary whose operations have been historically reported as part of the Global Power Group.

The Company conducts its business on a global basis. The E&C Group accounted for the largest portion of the Company’s operating revenues over the last ten years. In 2004, the E&C Group and the Global Power Group accounted for approximately 62% and 38%, respectively, of the operating revenues. The geographic dispersion of these operating revenues for the year ended December 31, 2004 was as follows:

	E&C Group		Global Power Group			Total
	Operating Revenues	Percentage of Operating Revenues	Operating Revenues	Percentage of Operating Revenues	Corporate and Financial Services and Eliminations	Operating Revenues	Percentage of Operating Revenues

North America	$79,200	4.8%	$291,809	29.0%	$2,900	$373,909	14.0%
South America	52,966	3.2%	123,974	12.3%	(598)	176,342	6.6%
Europe	976,413	58.8%	458,755	45.7%	(4,962)	1,430,206	53.7%
Asia	252,696	15.2%	82,728	8.2%	(1,261)	334,163	12.6%
Middle East	131,909	7.9%	37,770	3.8%	(585)	169,094	6.4%
Other	168,408	10.1%	9,816	1.0%	(614)	177,610	6.7%

Total	$1,661,592	100.0%	$1,004,852	100.0%	$(5,120)	$2,661,324	100.0%

Management uses several financial metrics to measure the performance of the Company’s business segments. EBITDA is the primary earnings measure used by the Company’s chief decision makers.

Export revenues account for 4% of operating revenues. No single customer represented 10% or more of operating revenues for 2004, 2003, or 2002.

Identifiable assets by group are those assets that are directly related to and support the operations of each group. Corporate assets are principally cash, investments and real estate.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

17. Business Segments — Data — (Continued)

	Total	Engineering and Construction	Global Power Group	Corporate and Financial Services(1)

For the Year Ended December 31, 2004
Third party revenues	$2,661,324	$1,658,151	$1,002,561	$612
Intercompany revenues	(33)	3,441	2,291	(5,765)

Operating revenues	$2,661,291	$1,661,592	$1,004,852	$(5,153)

EBITDA(2)	$(107,789)	$135,709	$80,653	$(324,151)

Less: Interest expense	(94,556)
Less: Depreciation and amortization	(32,755)

Loss before income taxes	(235,100)
Tax provision	(53,122)

Net loss	$(288,222)

Total assets	$2,152,782	$970,609	$1,172,838	$9,335
Capital expenditures	$9,613	$5,724	$3,847	$42

For the Year Ended December 26, 2003
Third party revenues	$3,723,815	$2,271,260	$1,452,909	$(354)
Intercompany revenues	—	857	(574)	(283)

Operating revenues	$3,723,815	$2,272,117	$1,452,335	$(637)

EBITDA (3)	21,444	$68,699	$137,758	$(185,013)

Less: Interest expense	(95,415)
Less: Depreciation and amortization	(35,574)

Loss before income taxes	(109,545)
Tax provision	(47,426)

Net loss	$(156,971)

Total assets	$2,507,000	$1,022,342	$1,227,105	$257,553
Capital expenditures	$12,870	$5,677	$6,593	$600

For the Year Ended December 27, 2002
Third party revenues	$3,519,177	$1,974,235	$1,545,692	$(750)
Intercompany revenues	—	1,248	27,705	(28,953)

Operating revenues	$3,519,177	$1,975,483	$1,573,397	$(29,703)

EBITDA(4)(5)	$(219,136)	$(35,598)	$(29,807)	$(153,731)
Less: Interest expense	(82,929)
Less: Depreciation and amortization	(57,825)

Loss before income taxes and cumulative effect of a change in accounting principle for goodwill	(359,890)
Tax provision	14,657

Net loss prior to cumulative effect of a change in accounting principle for goodwill	(374,547)
Cumulative effect on prior years of a change in accounting principle for goodwill	(150,500)

Net loss	$(525,047)

Capital expenditures	$53,395	$9,874	$9,350	$34,171

(1)	Includes general corporate income and expense, the Company’s captive insurance operation and eliminations.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

17. Business Segments — Data — (Continued)

(2)
Includes in 2004: a gain of $19,200 in E&C on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe; a loss of $(3,300) in E&C on the sale of 10% of the Company’s equity interest in a waste-to-energy project in Italy; the reevaluation of contract costs estimates of $58,000: $98,700 in E&C and $(40,700) in Global Power; a charge of $(75,800) in C&F on the revaluation of asbestos insurance assets as a result of an adverse court decision in asbestos coverage allocation litigation; a net gain of $15,200 in C&F on the settlement of coverage litigation with certain asbestos insurance carriers; restructuring and credit agreement costs of $(17,200) in C&F; a net charge of $(175,100) in C&F recorded in conjunction with the equity-for-debt exchange; and charges for severance cost of $(5,700): $(2,900) in E&C, $(1,900) in Global Power and $(900) in C&F.

(3)
Includes in 2003: an impairment loss of $(15,100) in C&F on the anticipated sale of domestic corporate office building; a gain of $16,700 in E&C on the sale of Foster Wheeler Environmental Corporation; a gain of $4,300 in Global Power on sale of waste-to-energy plant; the reevaluation of project claim estimates and contract cost estimates of $(30,800): $(33,900) in E&C and $3,100 in Global Power; a provision for asbestos claims of $(68,100) in C&F; restructuring and credit agreement costs of $(42,600) in C&F and $(1,000) in E&C; and charges for severance cost of $(15,900): $(6,600) in E&C, $(6,700) in Global Power and $(2,600) in C&F.

(4)
Includes in 2002: a loss recognized in anticipation of sales of assets of $(54,500) in Global Power; reevaluation of project claim estimates and contract cost estimates of $(216,700): $(121,650) in E&C, $(86,450) in Global Power and $(8,600) in C&F; a provision of $(26,200) in C&F for asbestos claims; a provision of $(18,700) in Global Power for a domestic plant impairment; restructuring and credit agreement costs of $(37,100) in C&F; and charges for severance cost of $(7,700): $(500) in E&C, $(4,300) in Global Power and $(2,900) in C&F.

(5)	Excludes the cumulative effect in 2002 of change in accounting principle related to goodwill of $(48,700) in E&C and $(101,800) in Global Power.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

17. Business Segments — Data — (Continued)

	For the Year Ended
	December 31,	December 26,	December 27,
	2004	2003	2002

Equity earnings in unconsolidated subsidiaries were as follows:
Engineering and Construction Group	$16,885	$12,911	$9,443
Global Power Group	9,041	7,950	6,414
Corporate and Financial Services	(316)	(407)	—

Total	$25,610	$20,454	$15,857

	As of
	December 31,	December 26,
	2004	2003

Investments and advances in unconsolidated subsidiaries were as follows:
Engineering and Construction Group	$93,318	$73,656
Global Power Group	61,410	65,274
Corporate and Financial Services	3,596	3,629

Total	$158,324	$142,559

	For the Year Ended
	December 31,	December 26,	December 27,
	2004	2003	2002

Geographic concentration of operating revenues:
United States	$525,614	$976,818	$1,522,135
Europe	1,900,889	2,491,680	1,638,938
Canada	35,895	67,459	135,399
Asia	165,416	173,946	206,113
South America	38,630	14,549	46,295
Corporate and Financial Services, including eliminations	(5,120)	(637)	(29,703)

Total	$2,661,324	$3,723,815	$3,519,177

	As of
	December 31,	December 26,
	2004	2003

Long-lived assets:
United States	$245,985	$258,261
Europe	188,810	213,961
Canada	887	1,255
Asia	23,012	23,058
South America	60,582	62,023
Corporate and Financial Services, including eliminations	40,855	16,305

Total	$560,131	$574,863

Revenues and long-lived assets are based on the country in which the contracting subsidiary is located.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

17. Business Segments — Data — (Continued)

Operating revenues by industry segment were as follows:

	For the Year Ended
	December 31,	December 26,	December 27,
	2004	2003	2002

Power	$1,164,672	$1,731,339	$1,647,135
Oil and gas/refinery	990,209	1,254,052	922,267
Pharmaceutical	335,363	300,507	404,825
Chemical	171,091	204,738	156,606
Environmental*	78,891	124,724	353,981
Power production	112,526	167,594	130,843
Eliminations and other	(191,428)	(59,139)	(96,480)

Total Operating Revenues	$2,661,324	$3,723,815	$3,519,177

*
The decline in operating revenues in the environmental industry segment resulted from the sale of certain assets of Environmental on March 7, 2003. The operating revenues in this segment from Environmental for 2004, 2003 and 2002 were $22,800, $68,100 and $303,700, respectively.

18. Sale of Certain Business Assets

In 2002, the Company recorded losses of $35,500 in anticipation of a sale of its Hudson Falls waste-to-energy facility. This facility was sold in October 2003. A loss of $19,000 was also recorded in 2002 on the Charleston waste-to-energy facility. This facility was sold in October 2002. These losses were recorded in other deductions on the consolidated statement of operations and comprehensive loss.

During the third quarter of 2002, management of the Global Power Group approved a plan to convert the use of its domestic manufacturing facility to focus on the after-market service business and wind down the facility’s fabrication of new power generation equipment due to cost competitive considerations. The plan was subject to discussions with the local labor unions. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the facility was tested for impairment using estimated future cash flows based on the revised use of the facility. The review indicated impairment in the facility’s carrying value of $13,400. The Company recorded the impairment loss in the third quarter of 2002 and the impairment is reflected in the cost of operating revenues as depreciation in the accompanying consolidated statement of operations and comprehensive loss. During the fourth quarter of 2002, the Company decided to mothball the facility. Additional charges of $5,300 were recorded in December 2002 and the facility has ceased operations.

On March 7, 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, for sales proceeds then approximating $72,000. The Company recognized a gain of $15,300 on the sale, which was recorded in other income in the first quarter of 2003. The Company also retained approximately $8,000 of cash on hand at the time of the asset sale. The sales proceeds were subject to adjustment based on a net worth calculation to be finalized subsequent to the sale. During the third quarter 2003, the Company and the buyer agreed on a final net worth calculation that resulted in the Company returning $4,500 of the sales proceeds to the buyer over a six-month time period. A total of $3,000 was returned by year-end 2003 and $1,500 was paid in February 2004. The net worth agreement had no impact on the pretax gain previously disclosed. With the payment in February, all transactions related to the sale have been concluded.

On March 31, 2003, the Company sold its interest in a corporate office building for net proceeds of approximately $7,900, which approximated the value of the Company’s investment. With the completion of

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

18. Sale of Certain Business Assets — (Continued)

this transaction, $1,445 of the net proceeds was used to prepay principal outstanding under the Senior Credit Facility in accordance with the terms of the facility as described in Note 9.

In 2004, the Company sold a domestic corporate office building for net cash proceeds of approximately $16,400, which approximated carrying value. Of this amount, 50% was prepaid to the Senior Credit Facility’s lenders in the second quarter of 2004. The Company previously recorded an impairment loss of $15,100 on this building in 2003 in anticipation of a sale, in accordance with SFAS No. 144. The loss was recorded in other deductions on the consolidated statement of operations and comprehensive loss. The carrying value of the building was included in land, buildings and equipment on the consolidated balance sheet as of December 26, 2003.

In 2004, the Company sold minority equity interests in special-purpose companies established to develop power plant projects in Europe. The Company recorded an aggregate gain on the sales of $19,200 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive loss.

In 2004, the Company also entered into a binding agreement to sell 10% of its equity interest in a waste-to-energy project in Italy. The Company recorded a loss on the sale of $3,300 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive loss.

19. Operating Leases

The Company and certain of its subsidiaries are obligated under operating lease agreements primarily for office space. Rental expense for these leases total approximately $34,048 in 2004, $34,117 in 2003 and $37,465 in 2002. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2005	$33,132
2006	27,540
2007	23,439
2008	21,147
2009	20,622
Thereafter	240,698

$366,578

The Company entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the U.K. in 1999. In connection with these transactions, the Company recorded deferred gains, which are being amortized to income over the term of the respective leases. The amortization was $4,135, $3,622 and $3,197, for the years ended December 31, 2004, December 26, 2003 and December 27, 2002, respectively. As of December 31, 2004 and December 26, 2003, the balance of the deferred gains was $76,383 and $74,151, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheet. The year-over-year increase in the deferred gain balance was primarily due to a change in foreign currency translation rates.

20. Litigation and Uncertainties

Asbestos

Some of the Company’s U.S. and U.K. subsidiaries are defendants in numerous asbestos-related lawsuits and out-of-court informal claims pending in the United States and United Kingdom. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by the Company’s subsidiaries during the 1970s and prior.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

20. Litigation and Uncertainties — (Continued)

United States

A summary of U.S. claim activity for the three years ended December 31, 2004 is as follows:

	Number of Claims
	2004		2003		2002

Balance at beginning of year	170,860		139,800		110,700
New claims	17,870		48,260		45,200
Claims resolved	(20,970)		(17,200)		(16,100)

Balance at end of year	167,760	*	170,860	*	139,800

*	Includes claims on inactive court dockets of 22,300 and 24,500 at year-end 2004 and year-end 2003, respectively.

The overall average combined indemnity and defense cost per closed claim since 1993 was approximately $2.0. In view of the many uncertainties associated with asbestos bodily injury claims, the Company believes that the average cost will increase in the future.

The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed from insurance coverage, was $100,200 in 2004, $73,600 in 2003 and $57,200 in 2002. The payments in 2004 were funded from settlements with insurance companies, as discussed below.

At December 31, 2004, the Company has recorded total liabilities of $480,000 comprised of an estimated liability relating to open (outstanding) claims of $257,000 and an estimated liability relating to future unasserted claims of $223,000. Of the total, $75,000 is recorded in accrued expenses and $405,000 is recorded in asbestos-related liability on the consolidated balance sheet. These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type (i.e., mesothelioma vs. non-mesothelioma); and the breakdown of known and future claims into disease type (i.e., mesothelioma vs. non-mesothelioma). Claims that have not been settled and are six or more years old are considered abandoned and are no longer valued in the estimated liability. There were approximately 9,100 such cases at December 31, 2004. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity payments are estimated to be incurred through the year 2019, during which period new claims are expected to decline from year to year. Recently received claims also suggest that the percentage of claims to be closed without payment of indemnity costs should increase as claims are resolved during the next few years. The Company believes that it is likely that there will be new claims filed after 2019, but in light of uncertainties inherent in long-term forecasts, the Company does not believe that it can reasonably estimate defense and/or indemnity costs, which might be incurred after 2019. Historically, defense costs have represented approximately 21% of total defense and indemnity costs. Through December 31, 2004, total indemnity costs paid, prior to insurance recoveries, were approximately $443,700 and total defense costs paid were approximately $119,900.

As of December 31, 2004, the Company has recorded assets of $385,500 relating to actual and probable insurance recoveries, of which $95,000 is recorded in accounts and notes receivables, and $290,500 is recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The asset includes an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending legal proceedings with certain insurers, as well as recoveries under settlements with other insurers.

As of December 31, 2004, $165,200 was contested by the subsidiaries’ insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the subsidiaries’ various insurers

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

20. Litigation and Uncertainties — (Continued)

and the subsidiaries as self-insurers. The Company believes that any amounts that its subsidiaries might be allocated as self-insurer would be immaterial.

The Company’s subsidiaries have entered into several settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by the subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for a portion of out-of-pocket costs previously incurred. The Company intends to negotiate additional settlements in order to minimize the amount of future costs the Company will be required to fund out of working capital.

The Company projects that it will not be required to fund any asbestos liabilities from its cash flow before 2010, although it may be required to fund a portion of such liabilities from its own cash thereafter. This forecast assumes that the Company will be able to successfully resolve certain outstanding insurance coverage issues. An adverse outcome in the insurance litigation on these coverage issues could materially limit the Company’s insurance recoveries. In this regard, on January 10, 2005, a New York state trial court entered an order finding that New York, rather than New Jersey, law applies in the litigation described above regarding the allocation of liability for asbestos-related personal injury claims among the Foster Wheeler entities and their various insurers. Since the inception of this litigation, the Company has calculated estimated insurance recoveries applying New Jersey law. However, the application of New York, rather than New Jersey, law would result in the Company’s subsidiaries realizing lower insurance recoveries. Thus, as a result of this decision, the Company recorded a charge to earnings in the fourth quarter of 2004 of approximately $76,000 and reduced the year-end carrying value of its probable insurance recoveries by a similar amount. Unless this decision is reversed on appeal, the Company expects that it will be required to fund a portion of its asbestos liabilities from its own cash beginning in 2010. The amount and timing of these funding requirements will be dependent upon, among other things, litigated or negotiated resolution of the various disputes between the Company and the insurers with whom it has not yet settled. On February 16, 2005, the Company’s subsidiaries filed separate motions seeking (i) the re-argument of this decision and (ii) an appeal of this decision to a higher court. There can be no assurances as to the timing or the outcome of these motions.

In addition, even if these coverage issues are resolved in a manner favorable to the Company, the Company may not be able to collect all of the amounts due under its insurance policies. The Company’s recoveries will be limited by insolvencies among its insurers. The Company is aware of at least two of its significant insurers which are currently insolvent. Other insurers may become insolvent in the future and the Company’s insurers may also fail to reimburse amounts owed to the Company on a timely basis. If the Company does not receive timely payment from its insurers, it may be unable to make required payments under settlement agreements with asbestos plaintiffs or to fund amounts required to be posted with the court in order to appeal trial judgments. If the Company is unable to file such appeals, the Company’s subsidiaries may be ordered to pay large damage awards arising from adverse jury verdicts, and such awards may exceed available cash. Any failure to realize expected insurance recoveries, and any delays in receiving from its insurers amounts owed to the subsidiaries, will reduce cash flow and adversely affect liquidity and could have a material adverse effect on the Company’s financial condition.

The pending litigation and negotiations with other insurers is continuing.

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

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

20. Litigation and Uncertainties — (Continued)

estimates of the costs associated with asbestos claims and could have a material adverse effect on the business, financial condition, results of operations, and cash flows.

United Kingdom

Subsidiaries of the Company in the U.K. have also received claims alleging personal injury arising from exposure to asbestos. To date 446 claims have been brought against the U.K. subsidiaries of which 255 remain open at December 31, 2004. None of the settled claims has resulted in material costs to the Company.

At December 31, 2004 the Company recorded the estimated U.S. dollar equivalent for the total U.K. asbestos liabilities of $44,300. Of the total, $1,900 is recorded in accrued expenses and $42,400 is recorded in asbestos-related liability on the consolidated balance sheet. The estimated U.S. dollar equivalent liability for open (outstanding) U.K. asbestos claims is $5,800 and the estimated liability for future unasserted U.K. asbestos claims is $38,500. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $1,900 is recorded in accounts and notes receivables, and $42,400 is recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet.

Project Claims

In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving clients and subcontractors arising out of project contracts. Such litigation includes claims and counterclaims by the Company for additional costs incurred in excess of current contract provisions, as well as for back charges for alleged breaches of warranty and other contract commitments. If the Company were found to be liable for any of the claims/counterclaims against it, the Company would have to incur a write-down or charge against earnings to the extent a reserve has not been established for the matter in its accounts. Amounts ultimately realized on claims/counterclaims by the Company could differ materially from the balances included in the Company’s financial statements, resulting in a charge against earnings to the extent profit has already been accrued on a project contract. Such charges could have a material adverse impact on the Company’s liquidity and financial condition. The Company believes, after consultation with counsel, that such litigation should not have a material adverse effect upon the Company’s financial position or liquidity, after giving effect to the provisions already recorded.

In addition to the matters described above, an arbitration has been commenced against the Company arising out of a compact circulating fluidized-bed boiler that the Company engineered, supplied and erected for a client in Asia. In addition to claims for damages for breach of contract, the client is seeking to rescind the contract based upon alleged material misrepresentations by the Company. If such relief were granted, the Company could be compelled to reimburse the client for the purchase price paid (approximately $25,700), in addition to other damages, which have not yet been quantified. The Company is vigorously defending the case and has counterclaimed for unpaid receivables (approximating $5,200), plus interest, for various breaches and non-performance by the client. (Due to its age, a reserve for the full amount of the receivable was taken prior to the arbitration.) The case is in the initial stages of discovery and a final award is not expected until 2007. Based upon the Company’s investigation and the proceedings to date, there appear to be valid defenses to the claim. However, it is premature to predict the outcome of this proceeding.

The Company has been notified of a claim by its client with respect to a thermal electric power plant in South America that the Company designed, supplied and erected as a member of a consortium with other parties. The plant’s concrete foundations have experienced cracking, allegedly due to out-of-specification materials used in the concrete poured by the consortium’s subcontractor. The client has adopted a plan to repair the foundations and is seeking reimbursement of its costs (approximating $11,000) from the consortium. Additional damages could be alleged if the matter proceeds to an adversary proceeding. The Company is investigating the claim, as well as any rights that it may have to seek reimbursement for the

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

20. Litigation and Uncertainties — (Continued)

damages from third parties. Valid legal defenses to the claim appear to exist. However, it is premature to predict the outcome of this matter.

Camden County Waste-to-Energy Project

One of the Company’s project subsidiaries, Camden County Energy Recovery Associates, LP (“CCERA”), owns and operates a waste-to-energy facility in Camden County, New Jersey (the “Project”). In 1997, the United States Supreme Court effectively invalidated New Jersey’s long-standing municipal solid waste flow rules and regulations, eliminating the guaranteed supply of municipal solid waste to the Project with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the Project. Since the ruling, those market-based revenues have not been, and are not expected to be, sufficient to service the debt on outstanding bonds, which were issued by the Pollution Control Finance Authority of Camden County (“PCFA”) to finance the construction of the Project and to acquire a landfill for Camden County’s use.

In 1998, the CCERA filed suit against the PCFA and other parties seeking, among other things, to void the applicable contracts and agreements governing the Project (Camden County Energy Recovery Assoc. v. N.J. Department of Environmental Protection, et al., Superior Court of New Jersey, Mercer County, L-268-98). Since 1999, the State of New Jersey has provided subsidies sufficient to ensure the payment of each of the Project’s debt service payments as they became due. The bonds outstanding on the Camden Project were issued by the PCFA, not the Company or CCERA, and the bonds are not guaranteed by the Company or CCERA. Pursuant to the loan agreement between PCFA and CCERA, proceeds from the bonds were used to finance the construction of the facility and accordingly these proceeds were recorded as debt on CCERA’s balance sheet and therefore are included in the Company’s consolidated balance sheet. CCERA’s obligation to service the debt obtained pursuant to the loan agreement is limited to depositing all tipping fees and electric revenues received with the trustee of the PCFA bonds. The trustee is required to pay CCERA its service fees prior to servicing PCFA bonds. CCERA has no further debt repayment obligations under the loan agreement with the PCFA. In the litigation, the defendants have asserted, among other things, that an equitable portion of the outstanding debt on the Project should be allocated to CCERA even though CCERA did not guarantee the bonds. At this time, management cannot determine the ultimate outcome of the foregoing and the potential effects on CCERA and the Project. If the State were to fail to subsidize the debt service, and there were to be a default on a debt service payment, the bondholders might proceed to attempt to exercise their remedies, by among other things, seizing the collateral securing the bonds. The Company does not believe this collateral includes CCERA’s plant.

Long-Term Government Contract

The Company retained a long-term contract with a government agency in connection with the Foster Wheeler Environmental Corporation sale. The contract is scheduled to be completed in four phases. The first phase was for the initial design, permitting and licensing of a spent fuel facility. The first phase of this project was profitable.

The second phase of the contract, which is currently being executed, is billed on a cost-plus-fee basis and was expected to conclude in 2004. In this phase, the Company must license the facility with the NRC, respond to any questions regarding the initial design included in phase one and complete final design. Technical specification and detailed guidance from the government agency regarding government agency-directed changes to the project scope remain outstanding. Resolution of the outstanding issues will be required before the second phase of the contract can be completed.

Phase three is for the construction, start-up and testing of the facility for a fixed contractual price of $114,000, subject to escalation. The actual commencement of this phase will be delayed as a result of the

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

20. Litigation and Uncertainties — (Continued)

significant delay in the issuance of the NRC license for the facility which was received on November 30, 2004. This delay will also result in substantial additional facility costs. The third phase would begin with the purchase of long-lead items followed by the construction activities. Construction is expected to last two years and requires that a subsidiary of the Company fund the construction cost. Foster Wheeler USA Corporation, the parent company of Foster Wheeler Environmental Corporation, provided a performance guarantee on the project. In addition, a surety bond for the full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years. The Company and the government agency have engaged in discussions about possibly restructuring or terminating subsequent phases of the contract. If the project were to proceed, the Company intends to seek third-party financing to fund the majority of the construction costs, but there can be no assurance that the Company will secure such financing on acceptable terms, or at all. There also can be no assurance that the Company will be able to obtain the required surety bond. If the Company cannot successfully restructure the contract and cannot obtain third-party financing or the required surety bond, the Company’s ability to perform its obligations under the contract is unlikely. This could have a material adverse effect on the Company’s financial condition, results of operations, and cash flow. No claims have been raised by the government agency against the Company. The ultimate potential liability to the Company would arise in the event that the government agency terminates the contract (for example, due to the Company’s inability to continue with the contract) and re-bids the contract under its exact terms and the resulting cost to the government agency is greater than it would have been under the existing terms with the Company. The Company does not believe a claim is probable and is unable to estimate the possible loss that could occur as a result of any claims. Additionally, the Company believes that it has a variety of potential legal defenses should the government agency decide to pursue any such action.

Environmental Matters

Under U.S. federal statutes, such as the Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), the Clean Water Act and the Clean Air Act, and similar state laws, the current owner or operator of real property and the past owners or operators of real property (if disposal took place during such past ownership or operation) may be jointly and severally liable for the costs of removal or remediation of toxic or hazardous substances on or under their property, regardless of whether such materials were released in violation of law or whether the owner or operator knew of, or was responsible for, the presence of such substances. Moreover, under CERCLA and similar state laws, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be jointly and severally liable for the costs of the removal or remediation of such substances at a disposal or treatment site, whether or not such site was owned or operated by such person (an “off-site facility”). Liability at such off-site facilities is typically allocated among all of the viable responsible parties based on such factors as the relative amount of waste contributed to a site, toxicity of such waste, relationship of the waste contributed by a party to the remedy chosen for the site, and other factors.

The Company currently owns and operates industrial facilities and has also transferred its interests in industrial facilities that it formerly owned or operated. It is likely that as a result of its current or former operations, such facilities have been impacted by hazardous substances. The Company is not aware of any conditions at its currently owned facilities in the United States that it expects will cause the Company to incur material costs in excess of those for which reserves have been established.

The Company also may receive claims, pursuant to indemnity obligations from owners of recently sold facilities, which may require the Company to incur costs for investigation and/or remediation. Based on the available information, the Company does not believe that such costs will be materially in excess of those reserves which it has established. No assurance can be provided that the Company will not discover

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

20. Litigation and Uncertainties — (Continued)

environmental conditions at its currently owned or operated properties, or that additional claims will not be made with respect to formerly owned properties, requiring the Company to incur material expenditures to investigate and/or remediate such conditions.

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

In September 2004, FWEC sampled the domestic water supply of approximately 16 residences in Mountaintop, and it received validated testing data regarding that sampling in October 2004. The residences are located approximately one mile to the southwest of the historic source of the TCE at FWEC’s former facility, and it is believed the residences use private wells for domestic water. The results of this sampling indicated that TCE was present in the water at several of the residences at levels in excess of Safe Drinking Water Act standards. Since the initial round of testing in September 2004, FWEC has tested more wells. As of February 2005, the number of wells in the area containing TCE in excess of the standards is approximately 30, and FWEC believes the boundaries of the affected area have been delineated.

The source of the TCE in the wells has not yet been determined. FWEC is working closely with the appropriate regulatory authorities in responding to this situation. FWEC first provided the affected residences with temporary replacement water and then arranged to have filters installed on the residences’ water system to remove the TCE. FWEC has also arranged to have the filters periodically tested and maintained. The cost of the foregoing is not expected to be material. If the source of the TCE is determined to be from a third-party, FWEC will evaluate its options regarding the recovery of the costs it has incurred, which options could include seeking to recover those costs from those determined to be the source. The agencies have incurred over $500 of costs responding to the situation, which they may seek to recover from those determined to be the source(s) of the TCE. The Company and the agencies are reviewing the technical and economic feasibility of extending a public water line that exists at one end of the effected area to the other end of the effected area. Given the preliminary stage of the investigations, FWEC is unable to estimate the potential financial impact of the foregoing on FWEC.

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

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
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

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

21. Valuation and Qualifying Accounts

	2004
	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year

Description
Allowance for insurance claims receivable	$96,969	$57,791	$—	$(60,474)	$94,286

Allowance for doubtful accounts(1)	$37,406	$14,713	$3,053	$(31,973)	$23,199

Tax valuation allowance	$534,790	$31,540	$—	$(331,898)	$234,432

	2003

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year

Description
Allowance for insurance claims receivable	$37,877	$68,081	$—	$(8,989)	$96,969

Allowance for doubtful accounts(1)	$73,048	$26,261	$1,457	$(63,360)	$37,406

Tax valuation allowance	$444,427	$64,074	$—	$26,289	$534,790

	2002

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year

Description
Allowance for insurance claims receivable	$18,836	$26,200	$—	$(7,159)	$37,877

Allowance for doubtful accounts(1)	$2,988	$19,608	$56,451	$(5,999)	$73,048

Tax valuation allowance	$268,851	$162,580	$—	$12,996	$444,427

(1)
Provisions for non-payments of customer balances are normally addressed within the overall profit calculation of the contracts and are not specifically covered by allowances for doubtful accounts. As a result the amount considered to be in the receivable qualifying account (allowance for doubtful accounts) does not represent the full allowance.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES Consolidated Financial Statements December 31, 2004

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd:

In our opinion, the accompanying consolidated statement of financial position and the related consolidated statements of operations and comprehensive loss, of cash flows and of changes in member’s deficit present fairly, in all material respects, the financial position of Foster Wheeler LLC and Subsidiaries (the “Company”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 31, 2004 and December 26, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, effective December 29, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

The accompanying financial statements have been prepared assuming the Company and the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 31, 2004 and has a shareholders’ deficit of $513,283,000 at December 31, 2004. The Parent has substantial debt obligations and during 2004 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 30, 2005

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands of dollars)

	For the Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002

Operating revenues	$2,661,324	$3,723,815	$3,519,177
Cost of operating revenues	(2,381,969)	(3,435,726)	(3,426,910)

Contract profit	279,355	288,089	92,267

Selling, general and administrative expenses	(231,948)	(205,565)	(226,524)
Other income (including interest:
2004—$ 8,832; 2003—$10,130; 2002—$12,251)	88,422	77,493	55,360
Other deductions	(96,304)	(168,416)	(193,043)
Interest expense	(94,622)	(95,413)	(82,928)
Minority interest	(4,900)	(5,715)	(4,981)
Loss on equity-for-debt exchange	(175,054)	—	—

Loss before income taxes	(235,051)	(109,527)	(359,849)
Provision for income taxes	(53,122)	(47,426)	(14,657)

Loss prior to cumulative effect of a change in accounting principle	(288,173)	(156,953)	(374,506)
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	—	—	(150,500)

Net loss	(288,173)	(156,953)	(525,006)
Other comprehensive income/(loss):
Change in gain on derivative instruments designated as cash flow hedges	—	—	(3,834)
Foreign currency translation adjustment	27,155	6,762	22,241
Minimum pension liability adjustment (net of tax (provision)/benefits: 2004—$986; 2003—$(18,886); 2002—$73,418)	(7,617)	58,677	(226,011)

Net comprehensive loss	$(268,635)	$(91,514)	$(732,610)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in thousands of dollars)

	December 31, 2004	December 26, 2003

ASSETS
Current Assets:

Cash and cash equivalents	$291,567	$364,095
Short-term investments	25,775	13,390
Accounts and notes receivable, net:
Trade	388,200	451,010
Other	118,871	105,889
Contracts in process	166,997	166,503
Inventories	7,080	6,790
Prepaid, deferred and refundable income taxes	26,144	37,160
Prepaid expenses	25,239	30,024

Total current assets	1,049,873	1,174,861

Land, buildings and equipment, net	280,305	309,615
Restricted cash	72,844	52,685
Notes and accounts receivable—long-term	7,053	6,776
Investment and advances	158,324	142,559
Goodwill, net	51,812	51,121
Other intangible assets, net	69,690	71,568
Prepaid pension cost and related benefit assets	6,351	7,240
Asbestos-related insurance recovery receivable	332,894	495,400
Other assets	108,254	138,243
Deferred income taxes	50,714	56,947

TOTAL ASSETS	$2,188,114	$2,507,015

LIABILITIES AND MEMBER’S DEFICIT

Current Liabilities:

Current installments on long-term debt	$35,214	$21,100
Accounts payable	288,899	305,286
Accrued expenses	312,915	381,370
Estimated costs to complete long-term contracts	458,421	552,754
Advance payment by customers	111,300	50,248
Income taxes	53,117	39,654

Total current liabilities	1,259,866	1,350,412

Accounts payable to affiliate	416,260	—
Long-term debt	531,789	801,972
Notes payable to affiliate	210,000	210,000
Deferred income taxes	7,948	9,092
Pension, postretirement and other employee benefits	265,869	295,133
Asbestos-related liability	447,400	526,200
Other long-term liabilities	139,113	123,517
Deferred accrued mandatorily redeemable preferred security distributions of subsidiary trust	—	38,021
Deferred accrued interest on subordinated deferrable interest debentures	23,460	—
Minority interest	27,052	24,676
Commitments and contingencies

TOTAL LIABILITIES	3,328,757	3,379,023

Member’s Deficit:
Membership interests and contributed capital	242,613	242,613
Accumulated deficit	(1,098,795)	(810,622)
Accumulated other comprehensive loss	(284,461)	(303,999)

TOTAL MEMBER’S DEFICIT	(1,140,643)	(872,008)

TOTAL LIABILITIES AND MEMBER’S DEFICIT	$2,188,114	$2,507,015

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S DEFICIT
(in thousands of dollars)

	December 31, 2004	December 26, 2003	December 27, 2002

Membership Interests
Balance at beginning of year	$1	$1	$1

Balance at end of year	$1	$1	$1

Contributed Capital
Balance at beginning of year	$242,612	$242,489	$242,161
Other	—	123	328

Balance at end of year	$242,612	$242,612	$242,489

Accumulated Deficit
Balance at beginning of year	$(810,622)	$(653,669)	$(128,663)
Net loss for the year	(288,173)	(156,953)	(525,006)
Cash dividends paid

Balance at end of year	$(1,098,795)	$(810,622)	$(653,669)

Accumulated Other Comprehensive Loss
Balance at beginning of year	$(303,999)	$(369,438)	$(161,834)
Change in net gain on derivative instruments designated as cash flow hedges	—	—	(3,834)
Change in accumulated translation adjustment during the year	27,155	6,762	22,241
Minimum pension liability (net of tax (provision)/benefits:
2004—$986; 2003—$(18,886); 2002—$73,418)	(7,617)	58,677	(226,011)

Balance at end of year	$(284,461)	$(303,999)	$(369,438)

Total Member’s Deficit	$(1,140,643)	$(872,008)	$(780,617)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)

	For the Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(288,173)	$(156,953)	$(525,006)
Adjustments to reconcile net loss to cash flows from operating activities:
Cumulative effect of a change in accounting principle	—	—	150,500
Provision for impairment loss	—	15,100	18,700
Equity-for-debt exchange	163,857	—	—
Amortization of premium on long-term debt	(288)	—	—
Amortization of unearned compensation	1,724	—	—
Depreciation and amortization	32,755	35,574	44,425
Deferred tax	32,351	19,774	(28,355)
(Gain)/provision for loss on sale of cogeneration plants	—	(4,300)	54,500
Provision for asbestos claims, net of settlements	60,600	68,081	26,200
Claims (recoveries)/write downs and related contract provisions	—	(1,500)	136,200
Contract reserves and receivable provisions	(58,000)	32,300	80,500
Mandatorily redeemable preferred security distributions of subsidiary trust	—	18,130	16,610
Interest expense on subordinated deferrable interest debentures	16,567	—	—
Gain on sale of land, building and equipment	(15,834)	(17,970)	(1,269)
Earnings on equity interests, net of dividends	(11,415)	(9,145)	(4,262)
Other equity earnings, net of dividends	(4,974)	(3,312)	(1,850)
Other noncash items	7,523	(2,884)	(14,827)
Changes in assets and liabilities:
Receivables	93,491	77,959	192,588
Contracts in process and inventories	14,072	47,353	53,361
Accounts payable and accrued expenses	(93,117)	11,265	(153,565)
Estimated costs to complete long-term contracts	(67,329)	(142,914)	62,870
Advance payments by customers	58,922	(38,287)	18,206
Income taxes	(2,215)	2,499	15,535
Other assets and liabilities	28,620	(12,868)	19,304

Net cash (used)/provided by operating activities	(30,863)	(62,098)	160,365

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(17,941)	38,414	(84,793)
Capital expenditures	(9,613)	(12,870)	(53,395)
Proceeds from sale of assets	17,495	87,159	6,282
(Increase)/decrease in investments and advances	(14)	—	9,107
(Increase)/decrease in short-term investments	(9,426)	(6,808)	93

Net cash (used)/provided by investing activities	(19,499)	105,895	(122,706)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to minority shareholder	(2,663)	(2,879)	(2,061)
Decrease in short-term debt	(121)	(14,826)	(7,792)
Proceeds from long-term debt	120,000	—	70,546
Proceeds from lease financing obligation	—	—	44,900
Repayment of long-term debt	(147,722)	(34,100)	(45,591)

Net cash (used)/provided by financing activities	(30,506)	(51,805)	60,002

Effect of exchange rate changes on cash and cash equivalents	8,340	27,798	22,624

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(72,528)	19,790	120,285
Cash and cash equivalents at beginning of year	364,095	344,305	224,020

CASH AND CASH EQUIVALENTS AT END OF YEAR	$291,567	$364,095	$344,305

Cash paid during the year for:
Interest (net of amount capitalized)	$53,952	$63,194	$60,973

Income taxes	$23,446	$17,588	$13,508

NONCASH FINANCING ACTIVITIES
In 2004, the Company exchanged $623,190 of notes and accounts payable to Foster Wheeler Ltd. and $147,130 of long-term debt for $593,102 of existing debt and trust securities. See Note 8 for information regarding the equity-for-debt exchange.

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

1. Nature of Operations and Relationship to Foster Wheeler Ltd. and Subsidiaries

Foster Wheeler LLC was formed on February 9, 2001 as a Delaware Limited Liability Company. Pursuant to a reorganization, which occurred on May 25, 2001, Foster Wheeler Corporation was merged into Foster Wheeler LLC and the assets (primarily investments in subsidiaries which design, engineer and construct petroleum, chemical, petrochemical and alternative fuel facilities and related infrastructures and design, manufacture and erect steam generating and auxiliary equipment for power stations and industrial markets worldwide) and liabilities of Foster Wheeler Corporation were recorded by Foster Wheeler LLC at historical cost. The Company is a wholly owned subsidiary of Foster Wheeler Holdings Ltd. who, in turn, is a wholly owned subsidiary of Foster Wheeler Ltd. Foster Wheeler LLC is a holding company which owns the stock of substantially all subsidiary companies in the Foster Wheeler group. The terms “Foster Wheeler” or the “Company,” as used herein, include Foster Wheeler LLC and its direct and indirect subsidiaries.

The business of the Company falls within two business groups. The Engineering and Construction Group (the “E&C Group”) designs, engineers, and constructs petroleum processing facilities (upstream and downstream), chemical, petrochemical, pharmaceutical and natural gas liquefaction (LNG) facilities, and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment and water treatment facilities. The E&C Group provides direct technical and management services, and purchases equipment, materials and services from third party vendors and subcontractors. The group has industry leading technology in delayed coking, solvent de-asphalting and hydrogen production. The E&C Group also provides a broad range of environmental remediation services, together with related technical, design and regulatory services. The Global Power Group designs, manufactures and erects steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and municipal solid waste, waste wood, and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOx burners. Site services related to these products encompass full plant construction, maintenance engineering, plant upgrading and life extension and plant repowering. The Global Power Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, the Global Power Group builds, owns and operates cogeneration, independent power production and resource recovery facilities, as well as facilities for the process and petrochemical industries. The Global Power Group generates revenues from construction and operating activities pursuant to long-term sale of project outputs (i.e. electricity contracts), operating and maintenance agreements and from returns on its equity positions. The corporate center, restructuring expenses and certain legacy liabilities (e.g. corporate debt) are included in the Corporate and Finance Group (“C&F”).

2. Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, including those resulting from asbestos-related liabilities, as well as the Company’s ability to maintain credit facilities and bonding capacity adequate to conduct its business. The Company incurred significant operating losses in each of the years in the three-year period ended December 31, 2004, and has a member’s deficit of $1,140,643 as of December 31, 2004.

In 2004, the Company, in conjunction with Foster Wheeler Ltd., consummated an equity-for-debt exchange in which Foster Wheeler Ltd. issued common shares, preferred shares, warrants to purchase common shares and new notes in exchange for certain of its outstanding debt securities and trust securities. After completing the exchange, the Company had outstanding debt obligations of approximately $567,003 as

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Going Concern — (Continued)

of December 31, 2004. (Refer to Notes 8 and 9 for further details of the exchange and information regarding the Company’s outstanding indebtedness.)

In August of 2002, the Company negotiated a Senior Credit Facility that was comprised of a $71,000 term loan, a $69,000 revolving credit facility and a $149,900 letter of credit facility having an April 30, 2005 maturity date. In connection with the equity-for-debt exchange, the Company prepaid the term loan and amounts outstanding under the revolving credit facility. Accordingly, there were no borrowings outstanding under the Senior Credit Facility as of December 31, 2004. Letters of credit of $90,018 remained outstanding under the Senior Credit Facility as of December 31, 2004.

In March 2005, the Senior Credit Facility was replaced with a new 5-year $250,000 Senior Credit Agreement. The new Senior Credit Agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus a spread. Standby letters of credit issued under the new Senior Credit Agreement will carry a fixed price throughout the life of the facility. The Senior Credit Agreement is collateralized by the assets and/or the stock of certain of the Company’s domestic subsidiaries and certain of its foreign subsidiaries. The Company paid up-front fees to the lender of approximately $8,225 in conjunction with the execution of the Senior Credit Agreement. Such fees, paid predominately in the first quarter of 2005, have been deferred and will be amortized to expense over the life of the agreement.

The Company finalized a sale/leaseback arrangement for an office building at its corporate headquarters in the third quarter of 2002. Under this arrangement, the Company leases the facility for an initial non-cancelable period of 20 years. The long-term capital lease obligation of $45,280 as of December 31, 2004 is included in long-term debt in the accompanying consolidated statement of financial position.

The new Senior Credit Agreement and the sale/leaseback arrangement have quarterly financial covenant compliance requirements. Management’s forecast indicates that the Company will be in compliance with the financial covenants throughout 2005. The forecast assumes a significant level of new contracts and improved performance on existing contracts. However, there can be no assurance that the Company will comply with the covenants. If the Company violates a covenant under the Senior Credit Agreement or the sale/leaseback arrangement, repayment of amounts outstanding under such agreements could be accelerated and the following borrowings outstanding could also be accelerated: the 2011 Senior Notes, the 2005 Senior Notes, the Convertible Subordinated Notes, the Trust Preferred Securities, the Subordinated Robbins Facility Exit Funding Obligations, and certain of the special-purpose project debt facilities. The total amount of Foster Wheeler Ltd. debt that could be accelerated is $463,563 as of December 31, 2004. The Company would not be able to repay amounts borrowed if the payment dates were accelerated.

Holders of the Company’s new 2011 Senior Notes have a security interest in the stock, debt and assets of certain of Foster Wheeler Ltd.’s subsidiaries. The 2011 Senior Notes contain incurrence covenants that limit the Company’s ability to undertake certain actions including incurring debt, making certain payments and investments, granting liens, selling assets and entering into specific intercompany transactions, among others. Management monitors these covenants to ensure the Company remains in compliance with the indenture.

In connection with the exchange, the holders of the Company’s 2005 Senior Notes agreed to amend the indenture governing these notes to effectively eliminate the security interest previously held by the notes.

On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provided for up to $45,000 of additional revolving loans available to provide working capital. As of December 31, 2004, the facility remained undrawn. In December 2004, the U.K. subsidiaries gave notice canceling the revolving credit facility effective January 24, 2005.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Going Concern — (Continued)

Since January 15, 2002, the Company has exercised its right to defer payments on the Trust Preferred Securities. The aggregate liquidation amount of the Trust Preferred Securities at December 31, 2004 was $71,177 after completing the equity-for-debt exchange. See Note 8 to the consolidated financial statements for further details of the exchange offer. The previous Senior Credit Facility required the Company to defer the payment of the dividends on the Trust Preferred Securities and, accordingly, no dividends were paid during 2004 or 2003. As of December 31, 2004, the amount of dividends deferred plus accrued interest approximates $23,460. The Company intends to continue to defer payment of the dividends on the Trust Preferred Securities until January 15, 2007 — the full term allowed by the underlying agreement. Once the deferred dividend obligation has been satisfied, the Company has the right to defer subsequent dividend payments for an additional 20 consecutive quarters. The new Senior Credit Agreement requires the approval of the lenders to make payments on the Trust Preferred Securities to the extent such payments are not contractually required by the underlying Trust Preferred Securities agreement.

Global Power’s European Power subsidiary in Finland is a party to two Euro-denominated performance bond facilities with financial institutions that contain covenants. Obligations under both facilities are guaranteed by Foster Wheeler Ltd. The covenants include (i) a limitation on the amount of dividends to 75% of the subsidiary’s annual earnings and (ii) a requirement that the payment of dividends and certain restricted payments be subject to the subsidiary having minimum equity ratios, calculated as equity divided by total assets each as defined in the facilities. In addition, the facilities require the subsidiary to maintain a minimum equity ratio.

One of the performance bond facilities is dedicated to a specific project and, as of December 31, 2004, had performance bonds outstanding equivalent to $24,522 (none of which has been drawn as of such date). Covenants under this facility are tested quarterly. The second facility is a general performance bond facility and, as of December 31, 2004, had performance bonds outstanding in favor of several clients equivalent to $10,114 (none of which has been drawn).

As a result of operating losses at the foreign subsidiary during the second quarter of 2004, the equity of the Company’s subsidiary fell below the minimum equity ratios, breaching the covenants contained in the two performance bond facilities. On August 6, 2004 and August 9, 2004, the Company’s foreign subsidiary obtained waivers from the financial institutions providing the performance bond facilities.

The waiver for the project-specific performance bond facility requires that the foreign subsidiary make no dividends or other restricted payments, including intercompany loans, debt service on existing intercompany loans, royalties, and management fees, for as long as the foreign subsidiary’s equity remains below the minimum equity ratio levels so long as the performance bonds are outstanding. The Company’s subsidiary remained below the minimum equity ratio as of December 31, 2004. On March 15, 2005, the bond expired and the banks funded the client and the Company reimbursed the banks. The bond is therefore no longer outstanding. It is the intention of the Company to issue a letter of credit under the new Senior Credit Agreement and thus recover the cash from the client.

The waiver for the general performance bond facility is effective through March 31, 2005. As of that date, approximately $4,900 is forecasted to be outstanding under the facility. The Company has provided a standby letter of credit to back up the general performance bond facility and intends to do so until such facility can be permanently replaced or the last performance bond issued thereunder has expired. Therefore, the Company believes this matter will not have an adverse impact on its forecasted liquidity. The foreign subsidiary’s inability to pay dividends and restricted payments because of its failure to remain in compliance with the minimum equity ratio covenant is reflected in the Company’s liquidity forecasts.

Management closely monitors liquidity and updates its U.S. liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations and loans

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Going Concern — (Continued)

from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, working capital needs and unused credit line availability. The Company’s cash flow forecasts continue to indicate that sufficient cash will be available to fund the Company’s U.S. and foreign working capital needs throughout 2005.

As of December 31, 2004, the Company had cash and cash equivalents, short-term investments, and restricted cash totalling $390,186, compared to $430,170 as of December 26, 2003. Of the $390,186 total at December 31, 2004, $319,612 was held by foreign subsidiaries. See Note 3 for additional details on cash and restricted cash balances.

The Company’s domestic operating entities are cash flow positive. However they do not generate sufficient cash flow to cover the costs related to the Company’s indebtedness, obligations to fund U.S. pension plans, and corporate overhead expenses. Consequently, the Company requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs and to service its debt. The Company’s current 2005 forecast assumes total cash repatriation from its non-U.S. subsidiaries of approximately $107,000 from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends. In 2004 and 2003, the Company repatriated approximately $77,000 and $100,000, respectively, from its non-U.S. subsidiaries.

There can be no assurance that the forecasted foreign cash repatriation will occur, as the non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of the Company’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. The repatriation of funds may also subject those funds to taxation. As a result of these factors, the Company may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries in the amount forecasted above.

Commercial operations under a domestic contract retained by the Company in connection with the sales of assets of the Foster Wheeler Environmental Corporation (“Environmental”), as described further in Note 18 to the consolidated financial statements, commenced in January 2004. The plant processes low-level nuclear waste for the U.S. Department of Energy (“DOE”). The Company funded the plant’s construction costs and operates the facility. The majority of the Company’s invested capital was recovered during the early stages of processing the first stream of waste materials. This project successfully processed all quantities of the first waste stream of materials ahead of schedule and is currently finalizing the processing line for the second waste stream. In 2004, the project generated net cash flow of approximately $53,300. An additional $17,800 of capital recovery is dependent on the initial processing of the second waste stream of materials. This capital recovery is expected in 2005.

The Company’s inability to operate profitably and to generate cash flows from operations, its reliance on repatriated cash from its foreign subsidiaries to fund its domestic obligations, and its obligations to maintain minimum debt covenants to avoid possible acceleration of its debt, raises substantial doubt about the Company’s ability to continue as a going concern.

3. Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of Foster Wheeler LLC and all significant domestic and foreign subsidiary companies. Intercompany transactions and balances have been eliminated.

The Company’s fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations. For domestic operations, 2004 included 53 weeks; 2003 and 2002 included 52 weeks.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Reclassifications — Certain prior period financial statement amounts have been reclassified to conform with the current year presentation.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long- term contracts, customer and vendor claims, depreciation, employee benefit plans, taxes, asbestos litigation and expected recoveries and contingencies, among others.

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

Contracts in process are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances are presented as “estimated costs to complete long-term contracts.” The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. However, current estimates may be revised as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”) and Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” the Company reviews its contracts monthly. As a result of this process in 2004, 54 individual projects had final estimated profit revisions exceeding $1,000. These revisions resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs. The net aggregate dollar value of the accrued contract profit resulting from these estimate changes during 2004 amounted to $37,600. If estimates of costs to complete long- term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings. As of December 31, 2004, the Company had recorded a commercial claims receivable of $3,946. The claims were recorded in the Company’s European operations. Additionally, the consolidated financial statements assume recovery of $11,000 in requests for equitable adjustment (“REA”) at December 31, 2004, of which $1,200 was recorded in contracts in process. The balance of $9,800 represents costs yet to be incurred. The REA relates primarily to a claim against a U.S. Government agency for a project currently being executed. The Company is currently discussing the details of the REA with the U.S. Government agency. If this claim were to be unsuccessful, the costs would be charged to cost of operating revenues. The Company had no commercial claims receivable or requests for equitable adjustment recorded as of December 26, 2003.

In certain circumstances, the Company may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs on receipt of the anticipated contract. If it is not probable that pre-contract costs will be recovered under a future contract, then these costs are expensed as incurred. Costs related to anticipated contracts, which are charged to expense because their recovery is not considered probable, are not subsequently reclassified to contract costs on the subsequent receipt of the contract. As of December 31, 2004, no pre-contract costs were deferred.

Certain special-purpose subsidiaries in the Global Power Group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the non-cancelable service contracts.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of $225,861 are maintained by foreign subsidiaries as of December 31, 2004. These subsidiaries require a substantial portion of these funds to support their liquidity and working capital needs, as well as required minimum capitalization and contractual restrictions. Accordingly, these funds may not be readily available for repatriation to U.S. entities.

Short-term Investments — Short-term investments consist primarily of certificates of deposit and are classified as held to maturity under Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

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

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Land, Buildings and Equipment — Depreciation is computed on a straight-line basis using composite estimated lives ranging from 10 to 50 years for buildings and from 3 to 35 years for equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in earnings.

Restricted Cash — The following table details the restricted cash held by the Company:

	December 31, 2004			December 26, 2003

	Foreign	Domestic	Total	Foreign	Domestic	Total

Held by special purpose entities and restricted for debt service payments	$245	$3,924	$4,169	$92	$3,884	$3,976
Collateralize letters of credit and bank guarantees	57,151	—	57,151	44,895	—	44,895
Client escrow funds	10,580	944	11,524	3,052	762	3,814

Total	$67,976	$4,868	$72,844	$48,039	$4,646	$52,685

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

As of December 31, 2004 and December 26, 2003, the Company had unamortized goodwill of $51,812 and $51,121, respectively. The increase in goodwill of $691 resulted from foreign currency translation gains. All of the goodwill is related to the Global Power Group. In accordance with SFAS No. 142, the Company is no longer amortizing goodwill, and in 2003 and 2004, the fair value of the reporting units exceeded the carrying amounts. The Company recognized $150,500 of impairment losses in 2002 related to the goodwill as a cumulative effect of a change in accounting principle. Of this total, $24,800 was associated with the

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Camden, New Jersey waste-to-energy facility and $77,000 was associated with the North American Power unit included in the operations of the Global Power Group. The fair value of the facility and the operating unit were estimated using the expected present value of future cash flows. The remaining $48,700 related to Foster Wheeler Environmental Corporation in the E&C Group. An impairment of the goodwill on this subsidiary was initially determined based upon indications of its market value from potential buyers. Based upon the market value, it was determined under step one that a potential impairment existed. The Company then completed step two and determined that a full write down of the goodwill was required. All of the other reporting units were also subjected to the first step of the goodwill impairment test.

As of December 31, 2004 and December 26, 2003, the Company had unamortized identifiable intangible assets of $69,690 and $71,568, respectively. The following table details amounts relating to those assets.

	As of December 31, 2004		As of December 26, 2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$37,392	$(15,622)	$36,703	$(13,802)
Trademarks	63,026	(15,106)	61,943	(13,276)

Total	$100,418	$(30,728)	$98,646	$(27,078)

Amortization expense related to patents and trademarks for fiscal years 2004, 2003, and 2002 was $3,650, $3,675, and $3,535, respectively. Amortization expense is expected to approximate $3,600 each year in the next five years.

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

Investment tax credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. In 2003, to the extent such credits were not currently utilized on the Company’s tax return, deferred tax assets, as adjusted for any valuation allowance, were recognized for the carryforward amounts.

Provision is made for federal income taxes which may be payable on foreign subsidiary earnings to the extent that the Company anticipates they will be remitted. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be, permanently reinvested (and for which no federal income tax has been provided) aggregated $223,330 as of December 31, 2004. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

The Company is in the process of reviewing the foreign earnings repatriation provision of the American Jobs Creation Act of 2004 (the “Act”). The review is not yet complete due to the complexity of the provision as it relates to the structure of the Company’s unrepatriated foreign earnings. Given the effective foreign tax rates applicable to the Company’s unrepatriated earnings as well as certain restrictions in the Act concerning the definitions of extraordinary dividends and U.S. investment, it is currently considered unlikely that the Company will change its existing repatriation practices as a result of the Act. The Company’s evaluation is expected to be completed in the second quarter of 2005.

Restricted Net Assets — Global Power’s European Power subsidiary in Finland is a party to two Euro-denominated performance bond facilities with financial institutions that contain covenants. Obligations under

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

both facilities are guaranteed by Foster Wheeler Ltd. The covenants include (i) a limitation on the amount of dividends to 75% of the subsidiary’s annual earnings and (ii) a requirement that the payment of dividends and certain restricted payments be subject to the subsidiary having minimum equity ratios, calculated as equity divided by total assets each as defined in the facilities. In addition, the facilities require the subsidiary to maintain a minimum equity ratio.

One of the performance bond facilities is dedicated to a specific project and, as of December 31, 2004, had performance bonds outstanding equivalent to $24,522 (none of which has been drawn as of such date). Covenants under this facility are tested quarterly. The second facility is a general performance bond facility and, as of December 31, 2004, had performance bonds outstanding in favor of several clients equivalent to $10,114 (none of which has been drawn).

As a result of operating losses at the foreign subsidiary during the second quarter of 2004, the equity of the Company’s subsidiary fell below the minimum equity ratios, breaching the covenants contained in the two performance bond facilities. On August 6, 2004 and August 9, 2004, the Company’s foreign subsidiary obtained waivers from the financial institutions providing the performance bond facilities.

The waiver for the project-specific performance bond facility requires that the foreign subsidiary make no dividends or other restricted payments, including intercompany loans, debt service on existing intercompany loans, royalties, and management fees, for as long as the foreign subsidiary’s equity remains below the minimum equity ratio so long as the performance bonds are outstanding. The equity of the Company’s subsidiary remained below the minimum equity ratio as of December 31, 2004. On March 15, 2005, the bond expired and the banks funded the client and the Company reimbursed the banks. The bond is therefore no longer outstanding. It is the intention of the Company to issue a letter of credit under the new Senior Credit Agreement and thus recover the cash from the client.

The waiver for the general performance bond facility is effective through March 31, 2005. As of that date, approximately $4,900 is forecasted to be outstanding under the facility. The Company has provided a standby letter of credit to back up the general performance bond facility and intends to do so until such facility can be permanently replaced or the last performance bond issued thereunder has expired.

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

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Foreign Currency — Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and income and expenses and cash flows at monthly weighted-average exchange rates.

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Cumulative translation adjustment at beginning of year	$(78,395)	$(85,157)	$(107,398)
Current year foreign currency adjustment	27,155	6,762	22,241

Cumulative translation adjustment at end of year	$(51,240)	$(78,395)	$(85,157)

Foreign currency transaction (loss)/gains	$(83)	$1,700	$2,900

Foreign currency transaction (loss)/gains, net of tax	$(54)	$1,100	$1,900

Stock Option Plans —Foster Wheeler Ltd. has three fixed-option plans that reserve shares of common stock for issuance to executives, key employees and directors. Employees of the Company participate in these plans. Foster Wheeler Ltd. and the Company have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” Foster Wheeler Ltd. and the Company continues to account for stock options granted to employees and directors using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation costs for the Company’s stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Net loss — as reported	$(288,173)	$(156,953)	$(525,006)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards net of taxes of $210 in 2004, $127 in 2003 and $31 in 2002.	2,651	2,081	1,630

Net loss — pro forma	$(290,824)	$(159,034)	$(526,636)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	50.00%	88.23%	83.62%
Risk free interest rate	2.99%	3.22%	2.90%
Expected life (years)	3	5	5

Recent Accounting Developments — In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In May 2004, the FASB issued a FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

106-2 provides guidance on accounting for the effects of the Medicare Act for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. The provisions of FSP No. 106-2 were effective for the Company’s interim period ending September 24, 2004. Based upon the proposed regulations of the Medicare Act, the Company concluded that the benefits provided by the plan were actuarially equivalent to Medicare Part D under the Medicare Act. Accordingly, the Company reflected the impact of the Medicare Act prospectively as of the start of the third quarter 2004. The impact of the Medicare Act resulted in decreases in the accumulated postretirement benefit obligation of approximately $9,100 and in the annual net periodic postretirement benefit costs for 2004 of approximately $900. On January 21, 2005, final regulations related to the Medicare Act were issued. The Company has not yet determined the effect of the final regulations on the Company’s accumulated postretirement benefit obligation and net periodic postretirement benefit costs.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the consolidated statement of operations and comprehensive loss based on their fair values. Prior to SFAS No. 123R, the Company adopted the disclosure-only provisions of SFAS No. 123 and therefore only certain pro forma disclosures of the fair value of share-based payments were required in the notes to the consolidated financial statements. SFAS No. 123R provides for the adoption of the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, share-based employee compensation cost would be recognized from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, employee compensation cost would be recognized for periods presented prior to the adoption of the proposed standard in accordance with the original provisions of SFAS No. 123; that is, employee compensation cost would be recognized in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. Adoption of the provisions of SFAS No. 123R is effective as of the beginning of the Company’s quarter ending September 30, 2005. The Company is still evaluating the method of adoption and the impact that the adoption of SFAS No. 123R will have on its consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, SFAS No. 153 provides that exchanges of nonmonetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the consolidated financial statements of the Company.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4. Accounts and Notes Receivable

The following table shows the components of trade accounts and notes receivable:

	December 31, 2004	December 26, 2003

From long-term contracts:
Amounts billed due within one year	$251,866	$332,135

Retention:
Billed:
Estimated to be due in:
2004	—	30,502
2005	18,098	21,338
2006	6,282	656
2007	1,654	—
2008	—	—
2009	3,417	—

Total billed	29,451	52,496

Unbilled:
Estimated to be due in:
2004	—	79,937
2005	115,046	669
2006	954	—
2007	—	2,699
2008	4,019	—

Total unbilled	120,019	83,305

Total retentions	149,470	135,801

Total receivables from long-term contracts	401,336	467,936
Other trade accounts and notes receivable	10,063	20,480

	411,399	488,416
Less allowance for doubtful accounts	23,199	37,406

Accounts receivable, net	$388,200	$451,010

The following table shows the components of non-trade accounts and notes receivable:

	December 31, 2004	December 26, 2003

Asbestos insurance claims receivable	$96,900	$60,000
Foreign refundable value-added tax	3,061	13,637
Other	18,910	32,252

Total	$118,871	$105,889

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

5. Contracts in Process and Inventories

The following table shows the elements included in contracts in process as related to long-term contracts:

	December 31, 2004	December 26, 2003

Contracts in Process:
Costs plus accrued profits less earned revenues on contracts currently in process	$207,621	$238,645
Less: progress payments	40,624	72,142

Net	$166,997	$166,503

Costs of inventories are shown below:

	December 31, 2004	December 26, 2003

Inventories:
Materials and supplies	$6,651	$5,098
Finished goods	429	1,692

Total	$7,080	$6,790

6. Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	December 31, 2004	December 26, 2003

Land and land improvements	$24,052	$24,057
Buildings	137,346	142,608
Equipment	458,356	450,941
Construction in progress	1,192	5,123

Land, buildings and equipment	620,946	622,729
Less: accumulated depreciation	340,641	313,114

Net book value	$280,305	$309,615

Depreciation expense for the years 2004, 2003, and 2002 was $28,447, $31,214 and $54,492, respectively.

7. Equity Interests

The Company owns a non-controlling equity interest in two electric power generation projects and one waste-to-energy project in Italy and a refinery/electric power generation project in Chile. Two of the projects in Italy are each 42% owned while the third is 49% owned by the Company. In 2004, the Company entered into a binding agreement to sell 10% of its minority equity interest in the third Italian project. The project in Chile is 85% owned by the Company; however, the Company does not have a controlling financial interest in the Chilean project. Following is summarized financial information for the Company’s equity affiliates combined, as well as the Company’s interest in the affiliates.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

7. Equity Interests — (Continued)

	December 31, 2004		December 26, 2003

	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Balance Sheet Data:
Current assets	$149,346	$23,456	$95,977	$23,891
Other assets (primarily buildings and equipment)	414,779	175,653	409,267	185,315
Current liabilities	41,003	17,179	32,735	17,188
Other liabilities (primarily long-term debt)	404,802	113,567	385,047	121,362
Net assets	118,320	68,363	87,462	70,656

	For the Year Ended

	December 31, 2004		December 26, 2003		December 27, 2002
	Italian Projects	Chilean Project	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Income Statement Data:
Total revenues	$244,225	$41,137	$219,818	$39,114	$171,565	$38,425
Gross earnings	60,108	20,152	56,699	20,739	43,133	20,777
Income before income taxes	43,947	11,229	38,405	10,712	31,358	10,087
Net earnings	26,664	8,787	23,144	8,891	17,648	8,372

The Company’s share of the net earnings of equity affiliates, which are recorded within other income on the consolidated statement of operations and comprehensive loss, totaled $20,636, $17,142 and $14,006 for the years ended December 31, 2004, December 26, 2003 and December 27, 2002, respectively. The Company’s investment in the equity affiliates totaled $109,106 and $98,651 as of December 31, 2004 and December 26, 2003, respectively. Dividends of $9,221 and $7,997 were received during the years ended December 31, 2004 and December 26, 2003, respectively.

The Company has guaranteed certain performance obligations of these projects. The Company’s contingent obligations under the guarantees for three of the projects are approximately $1,300 in total. The contingent obligation for the fourth project is capped at approximately $10,300 over the twelve-year life of the project’s financing; to date, no amounts have been paid under this guarantee. The Company has also provided a guarantee of $5,200 representing 49% of the debt service reserve letter of credit providing liquidity should the performance of the fourth project be insufficient to cover the debt service payments. Finally, the Company has provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the Chilean project be insufficient to cover the debt service payments. No amounts have been drawn under the letter of credit.

The undistributed retained earnings of the Company’s equity investees amounted to approximately $42,087 and $28,765 at December 31, 2004 and December 26, 2003, respectively.

8. Equity-for-Debt Exchange

In 2004, the Company, in conjunction with Foster Wheeler Ltd., consummated an equity-for-debt exchange in which Foster Wheeler Ltd. issued common shares, preferred shares, warrants to purchase common shares and new senior notes due 2011 in exchange for certain of its outstanding debt securities and trust securities. The Company recorded $623,190 in accounts and notes payable to Foster Wheeler Ltd. which represents the value of the common shares, preferred shares and warrants issued by Foster Wheeler Ltd. The exchange offer resulted in a $175,054 charge to income. The pretax charge, which was substantially non-cash, related primarily to the exchange of Convertible Subordinated Notes tendered in the exchange offer.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

8. Equity-for-Debt Exchange — (Continued)

Accounting for the Equity-for-Debt Exchange:

The following table summarizes the impact of the exchange offer:

	2005 Senior Notes	Robbins Bonds	Convertible Notes	Trust Securities	Senior Credit Facility	2011 Senior Notes	Total Change

Current Liabilities:
Current installments on long-term debt	$—	$(1,676)	$—	$—	$(115,869)	$—	$(117,545)

Total current liabilities	—	(1,676)	—	—	(115,869)	—	(117,545)

Accounts payable to affiliate	54,783	101,397	199,206	60,874	—	—	416,260
Long-term debt	(188,628)	(92,045)	(206,930)	(103,823)	—	271,930	(319,496)
Notes payable to affiliate	—	—	206,930	—	—	—	206,930
Deferred accrued interest on subordinated deferrable interest debentures	—	—	—	(31,128)	—	—	(31,128)

Total Liabilities	$(133,845)	$7,676	$199,206	$(74,077)	$(115,869)	$271,930	$155,021

Member’s Deficit:
Membership interest and contributed capital	$—	$—	$—	$—	$—	$—	$—
Accumulated deficit	(15,324)	(10,080)	(205,340)	66,352	(5,862)	(4,800)	(175,054)

Total Member’s Deficit	$(15,324)	$(10,080)	$(205,340)	$66,352	$(5,862)	$(4,800)	$(175,054)

Details of the exchange by individual debt instrument are as follows:

Senior Notes at 6.75% interest, due November 15, 2005 (“2005 Senior Notes”) — Foster Wheeler Ltd. exchanged approximately 434,788 common shares, approximately 82,430 preferred shares and $141,471 principal amount of Senior Notes at 10.359% due September 15, 2011 (“2011 Senior Notes”) for $188,628 of 2005 Senior Notes. This resulted in a pretax charge of $15,324, comprised of a non-cash loss on the exchange of $13,283 (including a premium on the 2011 Senior Notes of $5,659), transaction-related costs of $1,825 and the write-off of unamortized issuance costs of $216. The Company recorded the $5,659 premium since the fair value of the 2011 Senior Notes was determined to be 104% of principal. The Company also capitalized $750 of issuance costs on the 2011 Senior Notes and established account payable to Foster Wheeler Ltd of $54,783, which represents the value of the common and preferred shares exchanged of Foster Wheeler Ltd.

Subordinated Robbins Facility Exit Funding Obligations (“Robbins Bonds”) — Foster Wheeler Ltd. exchanged approximately 808,327 common shares and approximately 152,520 preferred shares for $93,721 of Robbins Bonds. The Company recorded a pretax charge of $10,080, including a non-cash loss on the exchange of $7,676 and transaction-related costs of $2,404. The Company recorded accounts payable to Foster Wheeler Ltd. in the amount of $101,397 which represents the value of the Foster Wheeler Ltd. common and preferred shares exchanged.

Convertible Subordinated Notes at 6.50% interest, due 2007 (“Convertible Notes”) — Foster Wheeler Ltd. exchanged approximately 1,661,648 common shares and approximately 313,913 preferred shares for $206,930 of Convertible Notes. The Company, pursuant to an intercompany note and debt assumption and transfer agreement, was responsible for all costs associated with the exchange of the Convertible Notes. As a result of the exchange, the Company recorded a pretax charge of $205,340, including non-cash conversion expense of $202,616 as required by SFAS No. 84, “Induced Conversions of Convertible Debt,” and transaction-related costs of $2,724. Additionally, the Company charged unamortized issuance costs of $3,409 against paid-in capital.

Mandatorily Redeemable Preferred Securities (“Trust Securities”) — Foster Wheeler Ltd. exchanged approximately 157,811 common shares, approximately 51,081 preferred shares and warrants to purchase

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

8. Equity-for-Debt Exchange — (Continued)

approximately 6,994,059 common shares for $103,823 of Trust Securities. In conjunction with the exchange, the Company recorded a pretax gain of $66,352, including a non-cash gain on exchange of $74,075 less transaction-related costs of $4,244 and the write-off of unamortized issuance costs of $3,479.

Senior Credit Facility (Term Loan and Revolving Credit Portions) — Concurrent with the exchange offer, the Company also completed a $120,000 private offering of 10.359% Senior Notes due 2011, Series B. The proceeds of the private offering were used to repay the amounts outstanding under the term loan and revolving credit portions of the previous Senior Credit Facility totaling $115,869. In conjunction with this transaction, the Company recorded a non-cash pretax charge of $5,862, including the write-off of unamortized issuance costs of $1,599 and unamortized bank fees of $4,263. The Company also recorded a premium of $4,800 since the 2011 Senior Notes-Series B fair value was determined to be 104% of principal. Finally, the Company capitalized $966 of issuance costs on the 2011 Senior Notes-Series B.

As of December 31, 2004, after reflecting the results of the exchange offer, the Company had aggregate indebtedness of $567,003. See Note 9 for further information relating to the Company’s indebtedness.

The following table summarizes the capital share activity associated with the exchange offer:

	Units	Common Share Equivalents

Capital Share Activity
Pre-exchange balance	2,038,578	2,038,578
Common shares issued in conjunction with exchange offer	3,062,574	3,062,574
Preferred shares issued in conjunction with exchange offer	599,944	38,996,342
Warrants to purchase common shares issued to Trust Preferred Security holders	4,152,914	6,994,059
Warrants to purchase common shares distributed to existing common shareholders	40,771,560	2,947,233

Post-exchange balance		54,038,786

Foster Wheeler Ltd. issued approximately 3,062,574 common shares and approximately 599,944 preferred shares in connection with the exchange offer. Each preferred share is convertible into 65 common shares.

Foster Wheeler Ltd. issued 4,152,914 Class A stock purchase warrants to Trust Preferred Security holders that tendered into the exchange offer. In addition, Foster Wheeler Ltd. also distributed 40,771,560 Class B stock purchase warrants to the holders of record of its common shares at the close of business on September 23, 2004.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

9. Long-term Debt

The following table shows the components of long-term debt:

	December 31, 2004			December 26, 2003

	Current	Long-term	Total	Current	Long-term	Total

Senior Credit Facility (average interest rate: 2004-n/a; 2003-7.16%)	$—	$—	$—	$—	$128,163	$128,163
Senior Notes at 6.75% interest, due November 15, 2005	11,372	—	11,372	—	200,000	200,000
Senior Notes at 10.359% interest, due September 15, 2011	—	271,643	271,643	—	—	—
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	14	69	83	1,690	10,440	12,130
1999C Bonds at 7.25% interest, due October 15, 2024	—	20,491	20,491	—	77,155	77,155
1999D Bonds at 7% interest, due October 15, 2009	—	233	233	—	23,994	23,994
Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest Debentures	—	—	—	—	175,000	175,000
Subordinated Deferrable Interest Debentures	—	71,177	71,177	—	—	—
Special-Purpose Project Debt:
Martinez Cogen Limited Partnership	7,280	7,980	15,260	6,627	15,260	21,887
Foster Wheeler Coque Verde, L.P.	2,975	32,151	35,126	2,656	35,126	37,782
Camden County Energy Recovery Associates	8,959	59,936	68,895	8,613	68,895	77,508
Capital Lease Obligations	990	66,297	67,287	1,322	62,373	63,695
Other	3,624	1,812	5,436	192	5,566	5,758

Total	$35,214	$531,789	$567,003	$21,100	$801,972	$823,072

Senior Credit Facility — In August of 2002, the Company negotiated a Senior Credit Facility that was comprised of a $71,000 term loan, a $69,000 revolving credit facility and a $149,900 letter of credit facility having an April 30, 2005 maturity date. The term loan and borrowings under the revolving credit facility bear interest at the Company’s option of (a) LIBOR plus 6% or (b) the Base Rate plus 5.00%. The “Base Rate” refers to the higher of (i) the Bank of America prime rate or (ii) the Federal Funds rate plus 0.5%.

In connection with the equity-for-debt exchange, the Company repaid in full the term loan and amounts outstanding under the revolving credit facility. Accordingly, there were no borrowings outstanding under the term loan and revolving credit facility as of December 31, 2004. The Company had letters of credit outstanding of $90,018 as of December 31, 2004. In March 2005, the Company replaced the Senior Credit Facility with a new 5-year Senior Credit Agreement.

The Company obtained amendments to the Senior Credit Facility to provide covenant relief and to allow for the equity-for-debt exchange. These amendments are described below.

The Senior Credit Facility required prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retained the first $77,000 of such amounts before retaining a 50% share of the balance. The $77,000 threshold was exceeded during the second quarter of 2003 and principal repayments of $14,100 were made on the term loan in 2003 and 2004.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

9. Long-term Debt — (Continued)

Amendment No. 1 to the Senior Credit Facility, obtained on November 8, 2002, provided for the exclusion of certain gross pretax charges recorded by the Company in the third quarter of 2002 for covenant calculation purposes. The amendment further provided that certain pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred.

Amendment No. 2 to the Senior Credit Facility, entered into on March 24, 2003, modified (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment, the Company made a prepayment of principal in the aggregate amount of $10,000 in March 2003.

Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the equity-for-debt exchange, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. The terms of the amendment called for the Company to pay a fee equal to 5% of the lenders’ credit exposure since it had not made a required prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. The Company paid the required fee of $13,600 on March 31, 2004. The annual interest rate on borrowings under the Senior Credit Facility increased each quarter until the term loan and revolving credit facility were repaid as part of the equity-for-debt exchange.

Amendment No. 4 to the Senior Credit Facility, entered into on October 30, 2003, modified certain definitions and representations to allow for the maintenance and administration of certain bank accounts of the Company.

Amendment No. 5 to the Senior Credit Facility, entered into on May 14, 2004, amended and waived certain affirmative and negative covenants necessary to permit the equity-for-debt exchange as well as to allow for a reduction of $25,000 in the letter of credit facility. In consideration for the amendments and waivers obtained in this amendment, the Company was obligated to pay a fee equal to 1.25% of the lenders’ outstanding letter of credit exposure as of November 30, 2004 and a further fee equal to 0.75% of the lenders’ outstanding letter of credit exposure for each additional month thereafter through the expiration date of the Senior Credit Facility of April 30, 2005. As noted above, the Company voluntarily terminated the facility in March 2005. The Company paid fees totaling $4,375 related to the letters of credit outstanding for the period November 30, 2004 through February 2005.

New Senior Credit Agreement — In March 2005, the Senior Credit Facility was replaced with a new 5-year $250,000 Senior Credit Agreement. The new Senior Credit Agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus a spread. Standby letters of credit issued under the new Senior Credit Agreement will carry a fixed price throughout the life of the facility. The Senior Credit Agreement is collateralized by the assets and/or the stock of certain of the Company’s domestic subsidiaries and certain of its foreign subsidiaries. The Company paid up-front fees to the lender of approximately $8,225 in conjunction with the execution of the Senior Credit Agreement. Such fees, paid predominately in the first quarter of 2005, have been deferred and will be amortized to expense over the life of the agreement.

The new Senior Credit Agreement requires the Company to maintain certain ratios, including a leverage ratio, a fixed charge coverage ratio and a minimum liquidity level. Compliance with the first two covenants is measured quarterly. The Company must be in compliance with the minimum liquidity level covenant at any time. Management’s 2005 forecast indicates that the Company will be in compliance with the financial covenants contained in the new Senior Credit Agreement.

The Senior Credit Agreement also requires the Company to prepay the facility in certain circumstances from proceeds of assets sales and the issuance of debt.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

9. Long-term Debt — (Continued)

2005 Senior Notes — The Company issued $200,000 of 2005 Senior Notes in the public market, bearing interest at a fixed rate of 6.75% per annum, payable semi-annually, and maturing on November 15, 2005. The 2005 Senior Notes were issued under an indenture between the Company and BNY Midwest Trust Company. The 2005 Senior Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements.

As part of the equity-for-debt exchange consummated in 2004, Foster Wheeler Ltd. exchanged common shares, preferred shares and $141,471 principal amount of 2011 Senior Notes for $188,628 of 2005 Senior Notes. After giving effect to the exchange, $11,372 of 2005 Senior Notes remains outstanding as of December 31, 2004. Such notes mature on November 15, 2005. Also, in connection with the exchange, the holders of the 2005 Senior Notes agreed to amend the indenture governing these notes to effectively eliminate the security interest previously held by the 2005 Senior Notes. See Note 8 for further details of the equity-for-debt exchange.

2011 Senior Notes — As noted above, Foster Wheeler Ltd. exchanged common shares, preferred shares and $141,471 principal amount of 2011 Senior Notes for $188,628 of 2005 Senior Notes as part of the equity-for-debt exchange. In conjunction with the issuance of the 2011 Senior Notes, the Company recorded a premium of $5,659 since the fair value of the 2011 Senior Notes was 104% of principal. See Note 8 for further details of the equity-for-debt exchange.

The 2011 Senior Notes bear interest at 10.359% per annum, payable semi-annually in arrears on March 15 and September 15, commencing March 15, 2005. As a result of the premium, the effective interest rate on the 2011 Senior Notes is 9.5602%. Holders of the 2011 Senior Notes have a security interest in the stock, debt and assets of certain of Foster Wheeler Ltd.’s subsidiaries. The 2011 Senior Notes contain incurrence covenants that must be met should the Company choose to undertake certain actions including incurring debt, making certain payments and investments, granting liens, selling assets and entering into specific intercompany transactions, among others. Management monitors these covenants to ensure the Company remains in compliance with the indenture.

Concurrent with the equity-for-debt exchange, the Company completed a $120,000 private offering of Senior Notes at 10.359% due September 2011, Series B (the “Private Notes”). The proceeds of the Private Notes offering were used to repay the amounts outstanding under the term loan and revolving credit portions of the Senior Credit Facility totaling $115,869. The Company recorded a premium of $4,800 on the offering since the fair value of the Private Notes was 104% of principal. As a result of the premium, the effective interest rate on the Private Notes is 9.5602%.

Subsequently, the Company exchanged all Private Notes for registered 2011 Senior Notes. As of December 31, 2004, there were $271,643 of 2011 Senior Notes outstanding, including $10,172 of unamortized premium.

Notes Payable to Affiliate — In May and June 2001, Foster Wheeler Ltd. issued Convertible Notes having an aggregate principal amount of $210,000. The Convertible Notes are due in 2007 and bear interest at 6.50% per annum, payable semi-annually on June 1 and December 1 of each year, commencing December 2001. The proceeds of these securities were loaned to the Company and are included in the caption “Notes payable to affiliate” on the accompanying consolidated financial statements. The Notes payable to affiliate are subordinated in right of payment to all existing and future senior indebtedness of the Company.

As part of the equity-for-debt exchange, Foster Wheeler Ltd. exchanged common shares and preferred shares for $206,930 of Convertible Notes. After giving effect to the exchange offer, $3,070 of Convertible Notes remain outstanding as of December 31, 2004. The Convertible Notes are convertible into common shares at an initial conversion rate of 3.10655 common shares per $1,000 principal amount, or approximately

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

9. Long-term Debt — (Continued)

$321.90 per common share, subject to adjustment under certain circumstances. See Note 8 for further details of the equity-for-debt exchange.

Robbins Bonds — In connection with the restructuring of debt incurred to finance construction of a waste-to-energy facility in the Village of Robbins, Illinois, Foster Wheeler entered into certain subordinated obligations. The subordinated obligations include 1999C Bonds due October 15, 2009 (the “1999C Bonds due 2009”), 1999C Bonds due October 15, 2024 (the “1999C Bonds due 2024”) and 1999D Accretion Bonds due October 15, 2009 (the “1999D Bonds”).

As part of the equity-for-debt exchange, Foster Wheeler Ltd. exchanged common shares and preferred shares for $93,721 of Robbins Bonds. After giving effect to the exchange, $83 of 1999C Bonds due 2009, $20,491 of 1999C Bonds due 2024 and $233 of 1999D Bonds remain outstanding as of December 31, 2004. See Note 8 for further details of the equity-for-debt exchange.

The 1999C Bonds due 2009 and the 1999C Bonds due 2024 bear interest at 7.25% and are subject to mandatory sinking fund reduction prior to maturity at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date. The total amount of 1999D Bonds due on October 15, 2009 is $325.

Trust Securities — FW Preferred Capital Trust I (“the Capital Trust”) is a 100% indirectly owned finance subsidiary of the Company which issued a $175,000 of Trust Securities. The Capital Trust invested the proceeds from the Trust Securities in an equal principal amount of 9.0% junior subordinated deferrable interest debentures (the “Debentures”) of the Company.

      Prior to December 27, 2003 the Capital Trust was consolidated in the financial statements of the Company and the Trust Securities were reported as Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest Debentures in the consolidated financial statements. The accumulated undistributed quarterly distributions were presented on the consolidated statement of financial position as Deferred Accrued Mandatorily Redeemable Preferred Security Distributions of Subsidiary Trust. The Mandatorily Redeemable Preferred Security Distributions of Subsidiary Trust were included within interest expense in the consolidated statement of operations and comprehensive loss.

      In 2004, the Company adopted FIN 46 for variable interest entities formed prior to February 1, 2003. In accordance with the provisions of FIN 46, the Company determined that (i) the Capital Trust is a variable interest entity and (ii) the Company is not the primary beneficiary. Accordingly, the Company de-consolidated the Capital Trust as of December 27, 2003. The Company’s consolidated financial statements now reflect its obligations to the Capital Trust as Subordinated Deferrable Interest Debentures and Deferred Accrued Interest on Subordinated Deferrable Interest Debentures. The interest expense on the Debentures is presented in the consolidated statement of operations and comprehensive loss as interest expense.

Foster Wheeler Ltd. and the Company fully and unconditionally guarantee the Trust Securities. These Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15, and January 15 of each year. Such distributions may be deferred for periods up to five years during which time additional interest accrues at 9.0%. In accordance with this provision, the Company has deferred all quarterly distributions beginning with the distribution due on January 15, 2002. The maturity date is January 15, 2029. Foster Wheeler can redeem these Trust Securities on or after January 15, 2004. The new Senior Credit Agreement requires the approval of the lenders to make payments on the Trust Securities to the extent such payments are not contractually required by the underlying Trust Securities agreements.

As part of the equity-for-debt exchange, Foster Wheeler Ltd. issued common shares, preferred shares and warrants to purchase common shares in exchange for Trust Securities. In conjunction with the exchange, the

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

9. Long-term Debt — (Continued)

Capital Trust recorded a $103,823 reduction in the Trust Securities and a $31,128 reduction in Deferred Accrued Mandatorily Redeemable Preferred Security Distributions Payable. The Capital Trust also recorded a corresponding reduction in the Debentures and accrued interest receivable. After giving effect to the exchange, $71,177 of Trust Securities remains outstanding as of December 31, 2004. See Note 8 for further details of the equity-for-debt exchange.

Special-Purpose Project Debt —Special-purpose project debt represents debt incurred to finance the construction of cogeneration facilities or waste-to-energy projects, which are majority-owned by the Company. The notes and/or bonds are collateralized by certain assets of each project. The Company’s obligations with respect to this debt are limited to guaranteeing the operating performance of the projects.

      The Martinez Cogen Limited Partnership debt of $15,260 represents a note under a bank credit facility to a limited partnership whose general partner is a special-purpose subsidiary. The interest on the note, which varies based on one of several money market rates, is due semi-annually through July 30, 2006. The note matures on July 30, 2006. The project is located in California.

      The Foster Wheeler Coque Verde debt of $35,126 represents senior secured notes. The notes bear interest at 11.443%, due annually April 15, 2004 through 2015, and mature on April 15, 2015. The notes are collateralized by certain revenues and assets of a special- purpose subsidiary, which is the indirect owner of the project in Chile.

      The Camden County Energy Recovery Associates debt of $68,895 represents Solid Waste Disposal and Resource Recovery System Revenue Bonds. The bonds bear interest at rates varying between 7.125% and 7.5%, due annually December 1, 2004 through 2010, and mature on December 1, 2010. The bonds are collateralized by a pledge of certain revenues and assets of the project, but not the plant. The project is located in New Jersey.

Capital Leases — During 2002, the Company entered into sale-leaseback transactions for office buildings in both Finland and the United States. The transactions qualified as capital leases. In 2004, the Company entered into a capital lease for an office building in South Africa. Assets under capital leases are summarized as follows:

	December 31, 2004	December 26, 2003

Buildings and improvements	$45,306	$38,522
Less: accumulated amortization	5,222	1,276

Net assets under capital leases	$40,084	$37,246

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

9. Long-term Debt — (Continued)

The following are the minimum lease payments to be made in each of the years indicated for the capital leases in effect as of December 31, 2004:

Fiscal year:
2005	$7,529
2006	7,954
2007	7,519
2008	7,678
2009	7,943
Thereafter	126,147
Less: Interest	(97,483)

Net minimum lease payments under capital leases	67,287
Less: current portion of net minimum lease payments	990

Long-term net minimum lease payments	$66,297

Other — On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provided for up to $45,000 of additional revolving loans available to provide working capital. As of December 31, 2004, the facility remained undrawn. In December 2004, the U.K. subsidiaries gave notice canceling the revolving credit facility effective January 24, 2005.

Interest Costs — Interest costs incurred in 2004, 2003, and 2002 were $94,622, $95,413 and $82,928, respectively, of which $0, $307 and $1,368, respectively, were capitalized.

Aggregate Maturities — Aggregate principal repayments and sinking fund requirements of long-term debt, excluding payments on capital lease obligations and premium amortization on the 2011 Senior Notes of $10,172, over the next five years as of December 31, 2004 are as follows:

Fiscal year:
2005	$34,224
2006	22,250
2007	16,059
2008	13,810
2009	14,841
Thereafter	391,430

Total	$492,614

10. Pensions and Other Postretirement Benefits

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

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pensions and Other Postretirement Benefits — (Continued)

The Company also has a non-qualified, unfunded supplemental executive retirement plan (“SERP”) which covers certain employees. In April 2003, the Company froze the SERP and issued letters of credit totaling $2,250 to certain employees to support its obligations under the SERP. As of December 31, 2004, the Company had $870 of such letters of credit outstanding.

On April 10, 2003, the Board of Directors approved changes to the Company’s domestic employee benefits program, including the pension, postretirement medical, and 401(k) plans. The changes were made following an independent review of the Company’s domestic employee benefits which assessed the Company’s benefit program against that of the marketplace and its competitors.

The principal changes consist of the following: the domestic pension plan was frozen as of May 31, 2003, which means participants will not be able to increase the amount earned under the terms of the plan; the postretirement medical plan was frozen and will be available on a subsidized premium basis only to currently active employees who reached the age of 40 on May 31, 2003; and the 401(k) plan was enhanced to increase the level of employer matching contribution. The net effect of these changes improves the financial condition of the Company through reduced costs and reduced cash outflow in future years.

Domestic subsidiaries of the Company have a 401(k) plan for salaried employees. For the years 2004 and 2003, the Company contributed a 100% match of the first 3% and a 50% match of the next 3% of base pay of employee contributions, subject to the annual IRS limit, which amounted to a cost of $3,317 and $4,066 in 2004 and 2003, respectively. For the year 2002, the Company contributed a 50% match of the first 6% of base pay of employee contributions, subject to the annual IRS limit, which amounted to a cost of $5,507.

Through the year ended December 31, 2004, the Company recognized a cumulative minimum liability in its financial statements for both domestic and foreign underfunded plans in the amount of $300,590 resulting in a cumulative pretax charge to Other Comprehensive Loss. This represents a reduction in the minimum liability of $11,156 from the prior year, including the impact of foreign currency translation. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pensions and Other Postretirement Benefits — (Continued)

The following charts contain the disclosures for pension benefits for the years 2004, 2003 and 2002.

	For the Year Ended December 31, 2004				For the Year Ended December 26, 2003

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Projected Benefit Obligation (PBO):
PBO at beginning of period	$311,102	$548,680	$20,437	$880,219	$321,793	$470,372	$17,362	$809,527
Service cost	—	17,859	254	18,113	1,565	12,835	235	14,635
Interest cost	17,867	30,365	1,222	49,454	19,062	26,622	1,177	46,861
Plan participants’ contributions	—	8,107	—	8,107	—	7,147	—	7,147
Plan amendments	—	—	—	—	—	1,961	—	1,961
Actuarial loss/(gain)	17,451	(632)	903	17,722	31,350	(36)	194	31,508
Benefits paid	(21,847)	(23,360)	(1,681)	(46,888)	(22,166)	(20,618)	(1,454)	(44,238)
Curtailments	—	—	—	—	(35,719)	—	—	(35,719)
Special termination benefits/other	(1,942)	778	—	(1,164)	(4,783)	993	—	(3,790)
Foreign currency exchange rate changes	—	49,306	2,039	51,345	—	49,404	2,923	52,327

PBO at end of period	$322,631	$631,103	$23,174	$976,908	$311,102	$548,680	$20,437	$880,219

Plan Assets:
Fair value of plan assets at beginning of period	$194,035	$396,062	$17,927	$608,024	$166,381	$294,975	$15,302	$476,658
Actual return on plan assets	24,712	47,272	1,395	73,379	38,467	50,151	1,561	90,179
Employer contributions	29,245	28,510	—	57,755	13,688	26,721	—	40,409
Plan participants’ contributions	—	8,107	—	8,107	—	7,147	—	7,147
Benefits paid	(21,847)	(23,360)	(1,681)	(46,888)	(22,166)	(20,618)	(1,454)	(44,238)
Other	(2,647)	867	(70)	(1,850)	(2,335)	2,855	(53)	467
Foreign currency exchange rate changes	—	37,344	1,717	39,061	—	34,831	2,571	37,402

Fair value of plan assets at end of period	$223,498	$494,802	$19,288	$737,588	$194,035	$396,062	$17,927	$608,024

Funded Status:
Funded status	$(99,133)	$(136,301)	$(3,886)	$(239,320)	$(117,067)	$(152,618)	$(2,510)	$(272,195)
Unrecognized net actuarial loss	117,426	246,371	7,170	370,967	111,637	259,783	6,149	377,569
Unrecognized prior service cost	—	7,623	1,050	8,673	—	8,686	1,046	9,732
Adjustment for the minimum liability	(117,426)	(175,486)	(7,678)	(300,590)	(111,637)	(193,635)	(6,474)	(311,746)

Accrued benefit cost	$(99,133)	$(57,793)	$(3,344)	$(160,270)	$(117,067)	$(77,784)	$(1,789)	$(196,640)

	For the Year Ended December 31, 2004				For the Year Ended December 26, 2003				For the Year Ended December 27, 2002

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Net Periodic Benefit Cost:
Service cost	$—	$17,859	$254	$18,113	$1,565	$12,835	$236	$14,636	$12,154	$12,161	$213	$24,528
Interest cost	17,867	30,365	1,222	49,454	19,062	26,622	1,177	46,861	20,372	19,408	1,094	40,874
Expected return on plan assets	(15,603)	(31,081)	(1,315)	(47,999)	(14,356)	(23,179)	(1,301)	(38,836)	(16,943)	(24,261)	(1,496)	(42,700)
Amortization of transition asset	—	(68)	76	8	—	—	71	71	—	—	63	63
Amortization of prior service cost	—	1,686	15	1,701	182	1,446	15	1,643	458	1,339	13	1,810
Other	4,059	17,705	430	22,194	11,795	19,886	425	32,106	7,113	8,279	61	15,453

SFAS No. 87 net periodic benefit cost	6,323	36,466	682	43,471	18,248	37,610	623	56,481	23,154	16,926	(52)	40,028
SFAS No. 88 cost*	1,390	—	—	1,390	1,108	—	—	1,108	1,908	—	—	1,908

Total net periodic benefit cost	$7,713	$36,466	$682	$44,861	$19,356	$37,610	$623	$57,589	$25,062	$16,926	$(52)	$41,936

Weighted-Average Assumptions—Net Periodic Benefit Cost:
Discount rate	6.00%	5.45%	6.00%		6.00%	5.60%	6.25%		7.40%	5.75%	7.00%
Long-term rate of return	8.00%	7.34%	8.00%		8.50%	7.50%	8.00%		8.50%	8.00%	9.00%
Salary scale	0.00%	3.04%	5.00%		0.00%	3.30%	5.00%		4.00%	4.00%	5.00%

Weighted-Average Assumptions—Benefit Obligations:
Discount rate	5.48%	5.43%	6.00%		6.00%	5.40%	6.00%		6.60%	5.60%	6.25%
Salary scale	0.00%	3.32%	4.00%		4.00%	3.00%	5.00%		5.00%	3.30%	5.00%

*
Charges were recorded in accordance with the provisions of SFAS No. 88, “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” related to (i) the settlement in 2004 of obligations to former executives under the Supplemental Executive Retirement Plan of $1,390; (ii) the impact in 2003 of the freezing of the domestic pension plans, the mothballing of a domestic manufacturing facility of $900 and employee terminations as part of the workforce reduction of $100; and (iii) the retirement in 2002 of the Company’s Vice President of Human Resources of approximately $900.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pensions and Other Postretirement Benefits — (Continued)

Plan measurement date

The measurement date for all of the Company’s defined benefit plans is December 31 of each year for both plan assets and obligations.

Accumulated benefit obligation

The accumulated benefit obligation (“ABO”) for the Company’s plans totaled approximately $902,800 and $811,800 at year-end 2004 and 2003, respectively. As previously discussed, the Company has recorded a net cumulative charge to other comprehensive loss for the years 2000 through 2004 due to the ABO exceeding the fair value of plan assets.

Investment policy

Each of the Company’s plans is governed by a written investment policy.

The investment policy of the U.S. plans allocates assets in accordance with the policy guidelines. The asset mix target for the plans is 72.5% equities and 27.5% fixed-income securities. The investment policy is currently undergoing a review by the Company to ensure investment strategy is aligned with plan liabilities, considering the changes to the domestic benefits program made in 2004.

The investment policy of the U.K. plans are designed to improve the ongoing funding level of the plan while gradually, over time, changing the mix of investment allocation between equities and bonds to more fully match the liabilities of the plan. The bond and equity allocations range from 40% bonds and 60% equities to 50% bonds and 50% equities, depending on the funding level.

The investment policy of the Canadian plan uses a balanced approach and allocates investments in pooled funds in accordance with the policy’s asset mix guidelines. These guidelines identify target, maximum and minimum allocations by asset class. The target allocation is 45% bonds, 50% equities and 5% cash. The minimum and maximum allocations are: 42.5% to 57.5% equities; 40% to 50% bonds; and 2.5% to 7.5% cash.

Long-term rate of return assumptions

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. The long-term rate of return is reviewed annually by the Company for its funded plans and adjusted, if required. The weighted-average expected long-term rate of return on plan assets has declined from 8.2% to 7.5% over the past three years.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pensions and Other Postretirement Benefits — (Continued)

	2004	2003

Plan Asset Allocation:

U.S. Plans
U.S. equities	53%	47%
Non-U.S. equities	26%	25%
U.S. fixed-income securities	20%	23%
Non-U.S. fixed-income securities	0%	0%
Other	1%	5%

Total	100%	100%

U.K. Plans
U.K. equities	60%	38%
Non-U.K. equities	1%	25%
U.K. fixed-income securities	36%	32%
Non-U.K. fixed-income securities	0%	0%
Other	3%	5%

Total	100%	100%

Canada Plan
Canadian equities	23%	23%
Non-Canadian equities	29%	26%
Canadian fixed-income securities	43%	44%
Non-Canadian fixed-income securities	0%	0%
Other	5%	7%

Total	100%	100%

Contributions

The Company expects to contribute a total of approximately $20,400 to its domestic pension plans and approximately $30,700 to its foreign pension plans in 2005. The contributions to the domestic pension plans are expected to approximate $22,100 in 2006, $16,400 in 2007, $7,900 in 2008, $1,800 in 2009 and zero each year thereafter.

Estimated future benefit payments

The following benefit payments, which reflect expected future service, are expected to be paid on the defined benefit plans.

	United States	United Kingdom	Canada	Total

2005	$19,934	$24,465	$1,634	$46,033
2006	19,944	26,381	1,711	48,036
2007	19,983	26,817	1,739	48,539
2008	20,360	31,315	1,759	53,434
2009	20,600	36,038	1,760	58,398
2010-2014	104,858	223,671	8,002	336,531

Other Postretirement Benefits — In addition to providing pension benefits, some of the Company’s subsidiaries provide certain health care and life insurance benefits for retired employees (“other postretirement benefits”). Employees may become eligible for these other postretirement benefits if they

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pensions and Other Postretirement Benefits — (Continued)

qualify for and commence normal or early retirement pension benefits as defined in the pension plan while working for the Company. Benefits are provided through insurance companies. Additionally, some of the Company’s subsidiaries also have a plan, which provides coverage for an employee’s beneficiary upon the death of the employee.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In May 2004, the FASB issued a FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on accounting for the effects of the Medicare Act for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. The provisions of FSP No. 106-2 were effective for the Company’s interim period ending September 24, 2004. Based upon the proposed regulations of the Medicare Act, the Company concluded that the benefits provided by the plan were actuarially equivalent to Medicare Part D under the Medicare Act. Accordingly, the Company reflected the impact of the Medicare Act prospectively as of the start of the third quarter 2004. The impact of the Medicare Act resulted in decreases in the accumulated postretirement benefit obligation of approximately $9,100 and in the annual net periodic postretirement benefit costs for 2004 of approximately $900. On January 21, 2005, final regulations related to the Medicare Act were issued. The Company has not yet determined the effect of the final regulations on the Company’s accumulated postretirement benefit obligation and net periodic postretirement benefit costs.

The following chart contains the disclosures for other postretirement benefit plans for the years 2004, 2003 and 2002.

	For the Year Ended

	December 31, 2004	December 26, 2003

Accumulated Postretirement Benefit Obligation (APBO):
APBO at beginning of period	$94,906	$133,392
Service cost	323	741
Interest cost	5,119	9,205
Plan participants’ contributions	2,707	—
Plan amendments	—	(55,201)
Actuarial (gain)/loss	(6,479)	21,277
Benefits paid	(10,369)	(11,910)
Curtailments	—	(2,598)
Other	983	—
Foreign currency exchange rate changes	86	—

APBO at end of period	$87,276	$94,906

Plan Assets:
Fair value of plan assets beginning of period	$—	$—
Employer contributions	10,369	11,910
Benefits paid	(10,369)	(11,910)

Fair value of plan assets at end of period	$—	$—

Funded Status:
Funded status	$(87,276)	$(94,906)
Unrecognized net actuarial loss	38,743	47,614
Unrecognized prior service cost	(57,824)	(62,453)

Accrued benefit cost	$(106,357)	$(109,745)

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pensions and Other Postretirement Benefits — (Continued)

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Net Periodic Postretirement Benefit Cost:
Service cost	$323	$741	$2,785
Interest cost	5,119	9,205	8,255
Amortization of prior service cost	(4,745)	(1,485)	(2,853)
Other	2,244	(3,340)	(5,013)

Net periodic postretirement benefit cost	$2,941	$5,121	$3,174

Weighted-Average Assumptions—
Net Periodic Postretirement Benefit Cost:
Discount Rate	6.00%	6.63%	7.40%

Weighted-Average Assumptions—
Accumulated Postretirement Benefit Obligation:
Discount Rate	5.31%	6.00%	6.63%

Health-care cost trend:	Pre-Medicare Eligible	Medicare Eligible

2004	9.50%	11.00%
2005	9.00%	10.50%
Decline to 2016	5.50%	5.00%

Assumed health-care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease

Effect on total of service and interest cost components	$278	$(244)
Effect on accumulated postretirement benefit obligations	$5,412	$(4,694)

Plan measurement date

The measurement date for the Company’s other postretirement benefit plans is December 31 of each year for obligations.

Contributions

The Company expects to contribute a total of approximately $7,719 to its other postretirement benefit plans in 2005.

Estimated future benefit payments

The following other postretirement benefit payments, which reflect expected future service, are expected to be paid.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pensions and Other Postretirement Benefits — (Continued)

	Other Benefits	Health Care Subsidy	Other Benefits, Net of Subsidy

2005	$7,719	$—	$7,719
2006	7,933	948	6,985
2007	8,039	971	7,068
2008	8,081	994	7,087
2009	8,103	1,018	7,085
2010-2014	38,705	5,310	33,395

Other Benefits — Certain of the Company’s foreign subsidiaries participate in government-mandated indemnity and postretirement programs for their employees. Liabilities of $32,650 and $24,326 were recorded at December 31, 2004 and December 26, 2003, respectively, related to such benefits. The Company also has a benefit plan, the Survivor Income Plan, accounted for under SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” which was designed to provide coverage for an employee’s beneficiary upon the death of the employee; this plan has been closed to new entrants since 1988. Total liabilities under this plan were $23,572 and $24,146 as of December 31, 2004 and December 26, 2003, respectively. Benefit assets reflecting primarily the cash surrender value of insurance policies purchased to cover obligations under the Survivor Income Plan totaled $6,351 and $7,240 as of December 31, 2004 and December 26, 2003, respectively.

11. Guarantees and Warranties

The Company has provided indemnifications to third parties relating to businesses and/or assets the Company previously owned. Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by the Company prior to the sale.

	Maximum Potential Payment	Carrying Amount of Liability as of December 31, 2004	Carrying Amount of Liability as of December 26, 2003

Environmental indemnifications	No limit	$5,300	$5,300
Tax indemnifications	No limit	$—	$—

The Company provides for project execution and warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Balance at beginning of year	$131,600	$81,900	$52,700
Accruals	25,800	72,800	45,600
Settlements	(32,800)	(13,800)	(8,600)
Adjustments to provisions	(30,100)	(9,300)	(7,800)

Balance at end of year	$94,500	$131,600	$81,900

12. Financial Instruments and Risk Management

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

Foreign Currency Contracts — The fair values of these financial instruments (used for hedging purposes) are estimated by obtaining quotes from brokers. The Company is exposed to market risks from fluctuations in foreign exchange rates. Financial instruments are utilized by the Company to reduce this risk. The Company does not hold or issue financial instruments for trading purposes. The Company is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies) (see Notes 3 and 16).

Carrying Amounts and Fair Values — The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2004		December 26, 2003

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$317,342	$317,342	$377,485	$377,485
Restricted cash	72,844	72,844	52,685	52,685
Long-term debt	(567,003)	(570,586)	(823,072)	(530,826)
Notes payable to affiliate	(3,070)	(2,732)	(210,000)	(60,375)
Notes payable to affiliate	(206,930)	—	—	—

Derivatives:
Foreign currency contracts	419	419	3,315	3,315

In the ordinary course of business, the Company is contingently liable for performance under standby letters of credit, bank guarantees and surety bonds totaling $559,900 and $609,000 as of December 31, 2004 and December 26, 2003, respectively. These balances include the standby letters of credit issued under the Senior Credit Facility discussed in Note 9. In the Company’s past experience, no material claims have been made against these financial instruments. Management of the Company does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero. It is not practicable to estimate the fair value of the Company’s intercompany debt of $206,930 at December 31, 2004 and $0 at December 26, 2003 as there is no market value for this type of instrument.

As of December 31, 2004, the Company had $46,275 of foreign currency contracts outstanding. These foreign currency contracts mature in 2005. The contracts have been established by various international subsidiaries to sell a variety of currencies, and receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. As of December 31, 2004 and December 26, 2003, the Company had no significant concentrations of credit risk. The Company had issued a third-party financial guarantee totaling $2,750 at December 31, 2004 and December 26, 2003 with respect to a partnership interest in a commercial real estate project.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

13. Restricted Stock Plan

On October 6, 2004, management was issued 1,883,745 restricted common share awards in accordance with Foster Wheeler Ltd.’s Management Restricted Stock Plan, of which 1,351,846 were in the form of restricted shares and 531,899 were in the form of restricted share units. The restricted shares have immediate voting rights and the restricted share units will give the holders voting rights upon vesting. The restricted awards provide that issued shares may not be sold or otherwise transferred until restrictions lapse. One third of the restricted awards vest in the fourth quarter of 2005 and the balance vest during the fourth quarter of 2006. The grant date fair value of restricted common share awards issued to management was $9.20 per share.

Upon issuance of the restricted common share awards, unearned compensation equivalent to the market value of the common shares on the date of grant was recorded as a part of Foster Wheeler Ltd. shareholders’ deficit, with a corresponding offset to common shares and paid-in capital. Unearned compensation will be amortized to compensation expense over the appropriate vesting period of each grant. The total unearned compensation recorded upon issuance of the restricted awards was $17,609 and the related compensation expense recorded in 2004 was $1,712.

14. Stock Option Programs

On September 10, 2004, the Board of Directors of Foster Wheeler Ltd. adopted the 2004 Stock Option Plan (the “2004 Plan”) which reserves 56,421 preferred shares for issuance. The options granted under the 2004 Plan expire up to a maximum of ten years from the date granted. On October 6, 2004, management was issued options under the 2004 Plan to purchase 43,103 preferred shares at an exercise price of $9.378 per common share issuable. Such options expire on October 5, 2007. One third of the options issued to management vest in the fourth quarter of 2005, and the balance vest during the fourth quarter of 2006. The issuance of the options to management did not result in an unearned compensation charge since the exercise price of the options was greater than the market price of the underlying shares on the date of grant.

On November 29, 2004, each option under the 2004 Plan to purchase preferred shares granted to management and the non-employee directors mandatorily converted to an option to purchase 65 common shares at an exercise price of $9.378 per common share issuable.

Under the 1995 Stock Option Plan approved by the shareholders of Foster Wheeler Ltd. in April 1995 and amended in April 1999 and May 2002, the total number of shares of common stock that may be granted is 265,000. In April 1990, the shareholders of Foster Wheeler Ltd. approved a Stock Option Plan for Directors of the Company. On April 29, 1997, the shareholders of Foster Wheeler Ltd. approved an amendment of the Directors’ Stock Option Plan, which authorizes the granting of options on 20,000 shares of common stock to non-employee directors of Foster Wheeler Ltd., who will automatically receive an option to acquire 150 shares each year. These plans provide that shares granted come from Foster Wheeler Ltd.’s authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after ten years from the date granted. In connection with the reorganization of Foster Wheeler Corporation on May 25, 2001, obligations under the stock option plans were assumed by Foster Wheeler Inc., an indirect wholly owned subsidiary of the Company.

Foster Wheeler Ltd. also granted 65,000 inducement options in 2001 to its chief executive officer in connection with an employment agreement and a further 50,000 options in 2002 based upon an amendment to his employment agreement. The 2001 options vest 20% each year over the term of the agreement, while the 2002 options vest one-forty-eighth (1/48) on the date of grant and 1/48 on the first day of each successive month thereafter. Foster Wheeler Ltd. granted 12,750 inducement options to its president and chief executive officer of Foster Wheeler North America Corp. (formerly known as “Foster Wheeler Power Group, Inc.”) in

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

14. Stock Option Programs — (Continued)

connection with his employment agreement in 2002 and granted a further 5,000 inducement options to him in 2003. The 2002 options vest ratably over five years, while the 2003 options vest ratably over four years. The price of the options granted pursuant to these agreements was fair market value on the date of the grant. The options granted under these agreements expire ten years from the date granted.

Information regarding these option plans for the years 2004, 2003, and 2002 is as follows (presented in actual number of shares):

The following table summarizes information about fixed-price stock options outstanding as of December 31, 2004:

	For the Year Ended

	December 31, 2004			December 26, 2003			December 27, 2002

	Shares		Weighted- Average Exercise Price	Shares		Weighted- Average Exercise Price	Shares		Weighted- Average Exercise Price

Options outstanding, beginning of year	393,383		$196.00	410,055		$195.20	236,231		$325.00
Options exercised	—			—		—	—		—
Options granted	2,801,704		$9.38	5,857		24.00	180,018		32.80
Options cancelled or expired	(12,177)		$303.50	(22,529)		136.00	(6,194)		433.20

Options outstanding, end of year	3,182,910		$30.71	393,383		$196.00	410,055		$195.20

Option price range at end of year	$9.38	to		$23.40	to		$29.20	to
	$881.2500			$881.2500			$881.2500
Option price range for exercised shares	—			—			—
Options available for grant at end of year	869,273			25,342			22,253

Weighted-average fair value of options granted during the year	$3.30			$16.80			$22.20
Options exercisable at end of year	284,390			229,445			166,938
Weighted-average price of exercisable options at end of year	$230.60			$296.00			$398.60

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

14. Stock Option Programs — (Continued)

			Options Outstanding			Options Exercisable

Range of Exercise Prices			Number Outstanding at 12/31/04	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/04	Weighted- Average Exercise Price

$ 9.38	to	$9.38	2,801,704	9.76 years	$9.38	—	$—
23.40	to	32.80	165,456	7.79 years	32.07	100,940	32.23
99.70	to	127.50	98,337	6.49 years	105.24	72,337	107.23
163.13	to	200.00	22,900	5.18 years	186.28	16,600	181.07
270.00	to	301.25	29,600	4.13 years	282.09	29,600	282.09
550.00	to	738.75	53,333	1.73 years	626.43	53,333	626.43
843.75	to	881.25	11,579	1.03 years	846.50	11,579	846.50

$ 9.38	to	$881.25	3,182,909	9.31 years	$30.71	284,389	$230.60

15. Income Taxes

The components of loss before income taxes for the years 2004, 2003 and 2002 were taxed under the following jurisdictions:

	2004	2003	2002

Domestic	$(269,755)	$(155,538)	$(506,639)
Foreign	34,704	46,011	(3,710)

Total	$(235,051)	$(109,527)	$(510,349)

The provision for income taxes on those earnings was as follows:

	2004	2003	2002

Current tax expense:
Domestic	$(7,597)	$(14,939)	$(5,931)
Foreign	(47,616)	(31,887)	(10,978)

Total current	(55,213)	(46,826)	(16,909)

Deferred tax benefit/(expense):
Domestic	(569)	84	—
Foreign	2,660	(684)	2,252

Total deferred	2,091	(600)	2,252

Total provision for income taxes	$(53,122)	$(47,426)	$(14,657)

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

15. Income Taxes — (Continued)

Deferred tax assets (liabilities) consist of the following:

	2004	2003

Difference between book and tax depreciation	$(2,717)	$(12,181)
Pensions	41,771	46,173
Capital lease transactions	—	263
Revenue recognition	11,716	14,191

Gross deferred tax assets (liabilities)	50,770	48,446

Current taxability of estimated costs to complete long-term contracts	20,658	19,039
Income currently taxable deferred for financial reporting	17,416	1,706
Expenses not currently deductible for tax purposes	33,348	200,084
Investment tax credit carry forwards	—	20,538
Postretirement benefits other than pensions	36,269	62,369
Asbestos claims	33,077	40,328
Minimum tax credits	6,399	17,917
Foreign tax credits	19,440	28,178
Net operating loss carry forwards	64,283	117,001
Effect of write-downs and restructuring reserves	7,685	11,234
Other	9,890	40,956
Valuation allowance	(234,432)	(534,790)

	14,033	24,560

Net deferred tax assets	$64,803	$73,006

Foreign tax credit carryforwards are recognized based on their potential utilization and, if not used, will expire in the years 2011 and 2012. As reflected above, the Company has recorded various deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the various credits. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. Certain components of the deferred tax assets for 2003 shown above have changed from the amounts originally reported in 2003. In all cases, any such adjustment was offset by a corresponding adjustment to the valuation allowance for 2003 such that the reported net deferred tax assets (liabilities) for 2003 did not change. The reduction in the valuation allowance of $300,358 was primarily due to the consummation of the equity-for-debt exchange offer as discussed below. A valuation allowance is required under SFAS No. 109, “Accounting for Income Taxes,” when there is evidence of losses from operations in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided do not begin expiring until 2024 and beyond, based on the current tax laws.

As a result of the recently consummated equity-for-debt exchange offer discussed in Note 8, the Company will be subject to substantial limitations on the use of pre-exchange period losses and credits to offset U.S. federal taxable income in any post-exchange period. Since a valuation allowance had already been reflected to offset these losses and credits, this limitation did not result in a material write-off by the Company.

As part of the overall reorganization that took place in May 2001, the Company transferred in December 2000, certain intangible rights to one of its subsidiaries. The gain on the transfer was reported as an intercompany deferred gain and is therefore eliminated in consolidation; for GAAP purposes, however, the

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

15. Income Taxes — (Continued)

transfer was subject to tax in the U.S. As required under SFAS No. 109, the U.S. tax charge on the gain was reported in the consolidated financial statements as a deferred charge which is being amortized to tax expense over 35 years.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:

	2004	2003	2002

Tax benefit at U.S. statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of Federal income tax benefit	1.7	6.8	0.4
Adjustment to deferred tax assets—equity-for-debt exchange	154.5	—	—
Valuation allowance	(140.9)	52.9	34.4
Difference in estimated income taxes on foreign income and losses, net of previously provided amounts	13.7	15.1	2.0
Deferred charge	0.8	1.7	0.4
Nondeductible loss	26.7	—	—
Other	1.4	1.8	0.7

	22.9%	43.3%	2.9%

16. Derivative Financial Instruments

The Company operates on a worldwide basis. The Company’s activities expose it to risks related to the effect of changes in foreign-currency exchange rates. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At December 31, 2004, December 26, 2003 and December 27, 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded pretax losses in 2004 and 2003 of $2,900 and $5,160, respectively, and recorded a pretax gain of $8,470 in 2002. These amounts were recorded as reductions in cost of operating revenues on the consolidated statement of operations and comprehensive loss. Amounts receivable (gains) or payable (losses) under foreign exchange contracts are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts.

The Company is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies). As of December 31, 2004, approximately $31,700 was owed to the Company by counterparties and $14,600 was owed by the Company to counterparties. A $3,834 net of tax gain was recorded in other comprehensive loss as of December 28, 2001. This amount was reclassified to earnings in 2002 as the Company no longer qualified for deferral under SFAS No. 133.

The maximum term over which the Company is hedging exposure to the variability of cash flows is 12 months.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

17. Business Segments — Data

The Company operates through two business groups which also constitute separate reportable segments: the Engineering and Construction Group (the “E&C Group”) and the Global Power Group. The E&C Group designs, engineers, and constructs upstream oil and gas processing facilities, oil refining, chemical and petrochemical, pharmaceutical, natural gas liquefaction (LNG) facilities and receiving terminals, and related infrastructure, including power generation and distribution facilities. The E&C Group provides engineering, project management and construction management services, and purchases equipment, materials and services from third-party suppliers and subcontractors. The E&C Group owns industry leading technology in delayed coking, solvent de-asphalting, and hydrogen production processes used in oil refineries and has access to numerous technologies owned by others. The E&C Group also provides international environmental remediation services, together with related technical, engineering, design and regulatory services. The E&C Group generates revenues from engineering and construction activities pursuant to long-term contracts spanning up to four years in duration.

The Global Power Group designs, manufactures, and erects steam generating and auxiliary equipment for electric power generating stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and municipal solid waste, waste wood, and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment, selective non-catalytic recovery units, selective catalytic recovery units and low-NOx burners. The Company provides a broad range of site services relating to these products, including full plant construction, maintenance engineering, plant upgrading and life extension, and plant repowering. The Global Power Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, the Global Power Group builds, owns and operates cogeneration, independent power production and waste-to-energy facilities, as well as facilities for the process and petrochemical industries. The Global Power Group generates revenues from long-term engineering activities, supply of equipment and construction contracts, and from operating activities pursuant to the long-term sale of project outputs (i.e., electricity, steam, etc.), operating and maintenance agreements, and from returns on its equity investments in certain production facilities.

The Company has restated its business segment data to reflect the transfer of one of its operating subsidiaries in Canada from the E&C Group to the Global Power Group. The subsidiary’s operations have been consolidated into another subsidiary whose operations have been historically reported as part of the Global Power Group.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

17. Business Segments — Data — (Continued)

The Company conducts its business on a global basis. The E&C Group accounted for the largest portion of the Company’s operating revenues over the last ten years. In 2004, the E&C Group and the Global Power Group accounted for approximately 62% and 38%, respectively, of the operating revenues. The geographic dispersion of these operating revenues for the year ended December 31, 2004 was as follows:

	E&C Group		Global Power Group			Total

	Operating Revenues	Percentage of Operating Revenues	Operating Revenues	Percentage of Operating Revenues	Corporate and Financial Services and Eliminations	Operating Revenues	Percentage of Operating Revenues

North America	$79,200	4.8%	$291,809	29.0%	$2,900	$373,909	14.0%
South America	52,966	3.2%	123,974	12.3%	(598)	176,342	6.6%
Europe	976,413	58.8%	458,755	45.7%	(4,962)	1,430,206	53.7%
Asia	252,696	15.2%	82,728	8.2%	(1,261)	334,163	12.6%
Middle East	131,909	7.9%	37,770	3.8%	(585)	169,094	6.4%
Other	168,408	10.1%	9,816	1.0%	(614)	177,610	6.7%

Total	$1,661,592	100.0%	$1,004,852	100.0%	$(5,120)	$2,661,324	100.0%

Management uses several financial metrics to measure the performance of the Company’s business segments. EBITDA is the primary earnings measure used by the Company’s chief decision makers.

Export revenues account for 4% of operating revenues. No single customer represented 10% or more of operating revenues for 2004, 2003, or 2002.

Identifiable assets by group are those assets that are directly related to and support the operations of each group. Corporate assets are principally cash, investments and real estate.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

17. Business Segments — Data — (Continued)

	Total	Engineering and Construction	Global Power Group	Corporate and Financial Services (1)

For the Year Ended December 31, 2004
Third party revenues	$2,661,324	$1,658,151	$1,002,561	$612
Intercompany revenues	39	3,441	2,291	(5,693)

Operating revenues	$2,661,363	$1,661,592	$1,004,852	$(5,081)

EBITDA (2)	$(107,674)	$135,709	$80,653	$(324,036)

Less: Interest expense	(94,622)
Less: Depreciation and amortization	(32,755)

Loss before income taxes	(235,051)
Tax provision	(53,122)

Net loss	$(288,173)

Total assets	$2,188,114	$1,005,836	$1,172,838	$9,440
Capital expenditures	$9,613	$5,724	$3,847	$42

For the Year Ended December 26, 2003
Third party revenues	$3,723,815	$2,271,260	$1,452,909	$(354)
Intercompany revenues	—	857	(574)	(283)

Operating revenues	$3,723,815	$2,272,117	$1,452,335	$(637)

EBITDA (3)	21,460	$68,699	$137,758	$(184,997)

Less: Interest expense	(95,413)
Less: Depreciation and amortization	(35,574)

Loss before income taxes	(109,527)
Tax provision	(47,426)

Net loss	$(156,953)

Total assets	$2,507,015	$1,022,342	$1,227,105	$257,568
Capital expenditures	$12,870	$5,677	$6,593	$600

For the Year Ended December 27, 2002
Third party revenues	$3,519,177	$1,974,235	$1,545,692	$(750)
Intercompany revenues	—	1,248	27,705	(28,953)

Operating revenues	$3,519,177	$1,975,483	$1,573,397	$(29,703)

EBITDA (4)(5)	$(219,096)	$(35,598)	$(29,807)	$(153,691)

Less: Interest expense	(82,928)
Less: Depreciation and amortization	(57,825)

Loss before income taxes and cumulative effect of a change in accounting principle for goodwill	(359,849)
Tax provision	(14,657)

Net loss prior to cumulative effect of a change in accounting principle for goodwill	(374,506)
Cumulative effect on prior years of a change in accounting principle for goodwill	(150,500)

Net loss	$(525,006)

Capital expenditures	$53,395	$9,874	$9,350	$34,171

(1)	Includes general corporate income and expense, the Company’s captive insurance operation and eliminations.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

17. Business Segments — Data — (Continued)

(2)
Includes in 2004: a gain of $19,200 in E&C on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe; a loss of $(3,300) in E&C on the sale of 10% of the Company’s equity interest in a waste-to-energy project in Italy; the reevaluation of contract costs estimates of $58,000: $98,700 in E&C and $(40,700) in Global Power; a charge of $(75,800) in C&F on the revaluation of asbestos insurance assets as a result of an adverse court decision in asbestos coverage allocation litigation; a net gain of $15,200 in C&F on the settlement of coverage litigation with certain asbestos insurance carriers; restructuring and credit agreement costs of $(17,200) in C&F; a net charge of $(175,100) in C&F recorded in conjunction with the equity-for-debt exchange; and charges for severance cost of $(5,700): $(2,900) in E&C, $(1,900) in Global Power and $(900) in C&F.

(3)
Includes in 2003: an impairment loss of $(15,100) in C&F on the anticipated sale of domestic corporate office building; a gain of $16,700 in E&C on the sale of Foster Wheeler Environmental Corporation; a gain of $4,300 in Global Power on sale of waste-to-energy plant; the reevaluation of project claim estimates and contract cost estimates of $(30,800): $(33,900) in E&C and $3,100 in Global Power; a provision for asbestos claims of $(68,100) in C&F; restructuring and credit agreement costs of $(42,600) in C&F and $(1,000) in E&C; and charges for severance cost of $(15,900): $(6,600) in E&C, $(6,700) in Global Power and $(2,600) in C&F.

(4)
Includes in 2002: a loss recognized in anticipation of sales of assets of $(54,500) in Global Power; reevaluation of project claim estimates and contract cost estimates of $(216,700): $(121,650) in E&C, $(86,450) in Global Power and $(8,600) in C&F; a provision of $(26,200) in C&F for asbestos claims; a provision of $(18,700) in Global Power for a domestic plant impairment; restructuring and credit agreement costs of $(37,100) in C&F; and charges for severance cost of $(7,700): $(500) in E&C, $(4,300) in Global Power and $(2,900) in C&F.

(5)	Excludes the cumulative effect in 2002 of change in accounting principle related to goodwill of $(48,700) in E&C and $(101,800) in Global Power.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

17. Business Segments — Data — (Continued)

	For the Year Ended

Equity earnings in unconsolidated subsidiaries were as follows:	December 31, 2004	December 26, 2003	December 27, 2002

Engineering and Construction Group	$16,885	$12,911	$9,443
Global Power Group	9,041	7,950	6,414
Corporate and Financial Services	(316)	(407)	—

Total	$25,610	$20,454	$15,857

	As of

Investments and advances in unconsolidated subsidiaries were as follows:	December 31, 2004	December 26, 2003

Engineering and Construction Group	$93,318	$73,656
Global Power Group	61,410	65,274
Corporate and Financial Services	3,596	3,629

Total	$158,324	$142,559

	For the Year Ended

Geographic concentration of operating revenues:	December 31, 2004	December 26, 2003	December 27, 2002

United States	$525,614	$976,818	$1,522,135
Europe	1,900,889	2,491,680	1,638,938
Canada	35,895	67,459	135,399
Asia	165,416	173,946	206,113
South America	38,630	14,549	46,295
Corporate and Financial Services, including eliminations	(5,120)	(637)	(29,703)

Total	$2,661,324	$3,723,815	$3,519,177

	As of

Long-lived assets:	December 31, 2004	December 26, 2003

United States	$245,985	$258,261
Europe	188,810	213,961
Canada	887	1,255
Asia	23,012	23,058
South America	60,582	62,023
Corporate and Financial Services, including eliminations	40,855	16,305

Total	$560,131	$574,863

Revenues and long-lived assets are based on the country in which the contracting subsidiary is located.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

17. Business Segments — Data — (Continued)

Operating revenues by industry segment were as follows:

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Power	$1,164,672	$1,731,339	$1,647,135
Oil and gas/refinery	990,209	1,254,052	922,267
Pharmaceutical	335,363	300,507	404,825
Chemical	171,091	204,738	156,606
Environmental*	78,891	124,724	353,981
Power production	112,526	167,594	130,843
Eliminations and other	(191,428)	(59,139)	(96,480)

Total Operating Revenues	$2,661,324	$3,723,815	$3,519,177

*
The decline in operating revenues in the environmental industry segment resulted from the sale of certain assets of Environmental on March 7, 2003. The operating revenues in this segment from Environmental for 2004, 2003 and 2002 were $22,800, $68,100 and $303,700, respectively.

18. Sale of Certain Business Assets

In 2002, the Company recorded losses of $35,500 in anticipation of a sale of its Hudson Falls waste-to-energy facility. This facility was sold in October 2003. A loss of $19,000 was also recorded in 2002 on the Charleston waste-to-energy facility. This facility was sold in October 2002. These losses were recorded in other deductions on the consolidated statement of operations and comprehensive loss.

During the third quarter of 2002, management of the Global Power Group approved a plan to convert the use of its domestic manufacturing facility to focus on the after-market service business and wind down the facility’s fabrication of new power generation equipment due to cost competitive considerations. The plan was subject to discussions with the local labor unions. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the facility was tested for impairment using estimated future cash flows based on the revised use of the facility. The review indicated impairment in the facility’s carrying value of $13,400. The Company recorded the impairment loss in the third quarter of 2002 and the impairment is reflected in the cost of operating revenues as depreciation in the accompanying consolidated statement of operations and comprehensive loss. During the fourth quarter of 2002, the Company decided to mothball the facility. Additional charges of $5,300 were recorded in December 2002 and the facility has ceased operations.

On March 7, 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, for sales proceeds then approximating $72,000. The Company recognized a gain of $15,300 on the sale, which was recorded in other income in the first quarter of 2003. The Company also retained approximately $8,000 of cash on hand at the time of the asset sale. The sales proceeds were subject to adjustment based on a net worth calculation to be finalized subsequent to the sale. During the third quarter 2003, the Company and the buyer agreed on a final net worth calculation that resulted in the Company returning $4,500 of the sales proceeds to the buyer over a six-month time period. A total of $3,000 was returned by year-end 2003 and $1,500 was paid in February 2004. The net worth agreement had no impact on the pretax gain previously disclosed. With the payment in February, all transactions related to the sale have been concluded.

On March 31, 2003, the Company sold its interest in a corporate office building for net proceeds of approximately $7,900, which approximated the value of the Company’s investment. With the completion of

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

18. Sale of Certain Business Assets — (Continued)

this transaction, $1,445 of the net proceeds was used to prepay principal outstanding under the Senior Credit Facility in accordance with the terms of the facility as described in Note 9.

In 2004, the Company sold a domestic corporate office building for net cash proceeds of approximately $16,400, which approximated carrying value. Of this amount, 50% was prepaid to the Senior Credit Facility’s lenders in the second quarter of 2004. The Company previously recorded an impairment loss of $15,100 on this building in 2003 in anticipation of a sale, in accordance with SFAS No. 144. The loss was recorded in other deductions on the consolidated statement of operations and comprehensive loss. The carrying value of the building was included in land, buildings and equipment on the consolidated statement of financial position as of December 26, 2003.

In 2004, the Company sold minority equity interests in special-purpose companies established to develop power plant projects in Europe. The Company recorded an aggregate gain on the sales of $19,200 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive loss.

In 2004, the Company also entered into a binding agreement to sell 10% of its equity interest in a waste-to-energy project in Italy. The Company recorded a loss on the sale of $3,300 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive loss.

19. Operating Leases

The Company and certain of its subsidiaries are obligated under operating lease agreements primarily for office space. Rental expense for these leases total approximately $34,048 in 2004, $34,117 in 2003 and $37,465 in 2002. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2005	$33,132
2006	27,540
2007	23,439
2008	21,147
2009	20,622
Thereafter	240,698

$366,578

The Company entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the U.K. in 1999. In connection with these transactions, the Company recorded deferred gains, which are being amortized to income over the term of the respective leases. The amortization was $4,135, $3,622 and $3,197, for the years ended December 31, 2004, December 26, 2003 and December 27, 2002, respectively. As of December 31, 2004 and December 26, 2003, the balance of the deferred gains was $76,383 and $74,151, respectively, and is included in other long-term liabilities on the accompanying consolidated statement of financial position. The year-over-year increase in the deferred gain balance was primarily due to a change in foreign currency translation rates.

20. Litigation and Uncertainties

Asbestos

Some of the Company’s U.S. and U.K. subsidiaries are defendants in numerous asbestos-related lawsuits and out-of-court informal claims pending in the United States and United Kingdom. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by the Company’s subsidiaries during the 1970s and prior.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

20. Litigation and Uncertainties — (Continued)

United States

A summary of U.S. claim activity for the three years ended December 31, 2004 is as follows:

	Number of Claims

	2004		2003		2002

Balance at beginning of year	170,860		139,800		110,700
New claims	17,870		48,260		45,200
Claims resolved	(20,970)		(17,200)		(16,100)

Balance at end of year	167,760	*	170,860	*	139,800

*	Includes claims on inactive court dockets of 22,300 and 24,500 at year-end 2004 and year-end 2003, respectively.

The overall average combined indemnity and defense cost per closed claim since 1993 was approximately $2.0. In view of the many uncertainties associated with asbestos bodily injury claims, the Company believes that the average cost will increase in the future.

The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed from insurance coverage, was $100,200 in 2004, $73,600 in 2003 and $57,200 in 2002. The payments in 2004 were funded from settlements with insurance companies, as discussed below.

At December 31, 2004, the Company has recorded total liabilities of $480,000 comprised of an estimated liability relating to open (outstanding) claims of $257,000 and an estimated liability relating to future unasserted claims of $223,000. Of the total, $75,000 is recorded in accrued expenses and $405,000 is recorded in asbestos-related liability on the consolidated statement of financial position. These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type (i.e., mesothelioma vs. non-mesothelioma); and the breakdown of known and future claims into disease type (i.e., mesothelioma vs. non-mesothelioma). Claims that have not been settled and are six or more years old are considered abandoned and are no longer valued in the estimated liability. There were approximately 9,100 such cases at December 31, 2004. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity payments are estimated to be incurred through the year 2019, during which period new claims are expected to decline from year to year. Recently received claims also suggest that the percentage of claims to be closed without payment of indemnity costs should increase as claims are resolved during the next few years. The Company believes that it is likely that there will be new claims filed after 2019, but in light of uncertainties inherent in long-term forecasts, the Company does not believe that it can reasonably estimate defense and/or indemnity costs, which might be incurred after 2019. Historically, defense costs have represented approximately 21% of total defense and indemnity costs. Through December 31, 2004, total indemnity costs paid, prior to insurance recoveries, were approximately $443,700 and total defense costs paid were approximately $119,900.

As of December 31, 2004, the Company has recorded assets of $385,500 relating to actual and probable insurance recoveries, of which $95,000 is recorded in accounts and notes receivables, and $290,500 is recorded as asbestos-related insurance recovery receivable on the consolidated statement of financial position. The asset includes an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending legal proceedings with certain insurers, as well as recoveries under settlements with other insurers.

As of December 31, 2004, $165,200 was contested by the subsidiaries’ insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the subsidiaries’ various insurers

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

20. Litigation and Uncertainties — (Continued)

and the subsidiaries as self-insurers. The Company believes that any amounts that its subsidiaries might be allocated as self-insurer would be immaterial.

The Company’s subsidiaries have entered into several settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by the subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for a portion of out-of-pocket costs previously incurred. The Company intends to negotiate additional settlements in order to minimize the amount of future costs the Company will be required to fund out of working capital.

The Company projects that it will not be required to fund any asbestos liabilities from its cash flow before 2010, although it may be required to fund a portion of such liabilities from its own cash thereafter. This forecast assumes that the Company will be able to successfully resolve certain outstanding insurance coverage issues. An adverse outcome in the insurance litigation on these coverage issues could materially limit the Company’s insurance recoveries. In this regard, on January 10, 2005, a New York state trial court entered an order finding that New York, rather than New Jersey, law applies in the litigation described above regarding the allocation of liability for asbestos-related personal injury claims among the Foster Wheeler entities and their various insurers. Since the inception of this litigation, the Company has calculated estimated insurance recoveries applying New Jersey law. However, the application of New York, rather than New Jersey, law would result in the Company’s subsidiaries realizing lower insurance recoveries. Thus, as a result of this decision, the Company recorded a charge to earnings in the fourth quarter of 2004 of approximately $76,000 and reduced the year-end carrying value of its probable insurance recoveries by a similar amount. Unless this decision is reversed on appeal, the Company expects that it will be required to fund a portion of its asbestos liabilities from its own cash beginning in 2010. The amount and timing of these funding requirements will be dependent upon, among other things, litigated or negotiated resolution of the various disputes between the Company and the insurers with whom it has not yet settled. On February 16, 2005, the Company’s subsidiaries filed separate motions seeking (i) the re-argument of this decision and (ii) an appeal of this decision to a higher court. There can be no assurances as to the timing or the outcome of these motions.

In addition, even if these coverage issues are resolved in a manner favorable to the Company, the Company may not be able to collect all of the amounts due under its insurance policies. The Company’s recoveries will be limited by insolvencies among its insurers. The Company is aware of at least two of its significant insurers which are currently insolvent. Other insurers may become insolvent in the future and the Company’s insurers may also fail to reimburse amounts owed to the Company on a timely basis. If the Company does not receive timely payment from its insurers, it may be unable to make required payments under settlement agreements with asbestos plaintiffs or to fund amounts required to be posted with the court in order to appeal trial judgments. If the Company is unable to file such appeals, the Company’s subsidiaries may be ordered to pay large damage awards arising from adverse jury verdicts, and such awards may exceed available cash. Any failure to realize expected insurance recoveries, and any delays in receiving from its insurers amounts owed to the subsidiaries, will reduce cash flow and adversely affect liquidity and could have a material adverse effect on the Company’s financial condition.

The pending litigation and negotiations with other insurers is continuing.

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

United Kingdom

Subsidiaries of the Company in the U.K. have also received claims alleging personal injury arising from exposure to asbestos. To date 446 claims have been brought against the U.K. subsidiaries of which 255 remain open at December 31, 2004. None of the settled claims has resulted in material costs to the Company.

At December 31, 2004 the Company recorded the estimated U.S. dollar equivalent for the total U.K. asbestos liabilities of $44,300. Of the total, $1,900 is recorded in accrued expenses and $42,400 is recorded in asbestos-related liability on the consolidated statement of financial position. The estimated U.S. dollar equivalent liability for open (outstanding) U.K. asbestos claims is $5,800 and the estimated liability for future unasserted U.K. asbestos claims is $38,500. An asset in an equal amount was recorded for the expected U.K. asbestos- related insurance recoveries, of which $1,900 is recorded in accounts and notes receivables, and $42,400 is recorded as asbestos-related insurance recovery receivable on the consolidated statement of financial position.

Project Claims

In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving clients and subcontractors arising out of project contracts. Such litigation includes claims and counterclaims by the Company for additional costs incurred in excess of current contract provisions, as well as for back charges for alleged breaches of warranty and other contract commitments. If the Company were found to be liable for any of the claims/counterclaims against it, the Company would have to incur a write-down or charge against earnings to the extent a reserve has not been established for the matter in its accounts. Amounts ultimately realized on claims/counterclaims by the Company could differ materially from the balances included in the Company’s financial statements, resulting in a charge against earnings to the extent profit has already been accrued on a project contract. Such charges could have a material adverse impact on the Company’s liquidity and financial condition. The Company believes, after consultation with counsel, that such litigation should not have a material adverse effect upon the Company’s financial position or liquidity, after giving effect to the provisions already recorded.

In addition to the matters described above, an arbitration has been commenced against the Company arising out of a compact circulating fluidized-bed boiler that the Company engineered, supplied and erected for a client in Asia. In addition to claims for damages for breach of contract, the client is seeking to rescind the contract based upon alleged material misrepresentations by the Company. If such relief were granted, the Company could be compelled to reimburse the client for the purchase price paid (approximately $25,700), in addition to other damages, which have not yet been quantified. The Company is vigorously defending the case and has counterclaimed for unpaid receivables (approximating $5,200), plus interest, for various breaches and non-performance by the client. (Due to its age, a reserve for the full amount of the receivable was taken prior to the arbitration.) The case is in the initial stages of discovery and a final award is not expected until 2007. Based upon the Company’s investigation and the proceedings to date, there appear to be valid defenses to the claim. However, it is premature to predict the outcome of this proceeding.

The Company has been notified of a claim by its client with respect to a thermal electric power plant in South America that the Company designed, supplied and erected as a member of a consortium with other parties. The plant’s concrete foundations have experienced cracking, allegedly due to out-of-specification materials used in the concrete poured by the consortium’s subcontractor. The client has adopted a plan to repair the foundations and is seeking reimbursement of its costs (approximating $11,000) from the consortium. Additional damages could be alleged if the matter proceeds to an adversary proceeding. The

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

20. Litigation and Uncertainties — (Continued)

Company is investigating the claim, as well as any rights that it may have to seek reimbursement for the damages from third parties. Valid legal defenses to the claim appear to exist. However, it is premature to predict the outcome of this matter.

Camden County Waste-to-Energy Project

One of the Company’s project subsidiaries, Camden County Energy Recovery Associates, LP (“CCERA”), owns and operates a waste-to-energy facility in Camden County, New Jersey (the “Project”). In 1997, the United States Supreme Court effectively invalidated New Jersey’s long-standing municipal solid waste flow rules and regulations, eliminating the guaranteed supply of municipal solid waste to the Project with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the Project. Since the ruling, those market-based revenues have not been, and are not expected to be, sufficient to service the debt on outstanding bonds, which were issued by the Pollution Control Finance Authority of Camden County (“PCFA”) to finance the construction of the Project and to acquire a landfill for Camden County’s use.

In 1998, the CCERA filed suit against the PCFA and other parties seeking, among other things, to void the applicable contracts and agreements governing the Project (Camden County Energy Recovery Assoc. v. N.J. Department of Environmental Protection, et al., Superior Court of New Jersey, Mercer County, L-268-98). Since 1999, the State of New Jersey has provided subsidies sufficient to ensure the payment of each of the Project’s debt service payments as they became due. The bonds outstanding on the Camden Project were issued by the PCFA, not the Company or CCERA, and the bonds are not guaranteed by the Company or CCERA. Pursuant to the loan agreement between PCFA and CCERA, proceeds from the bonds were used to finance the construction of the facility and accordingly these proceeds were recorded as debt on CCERA’s balance sheet and therefore are included in the Company’s consolidated balance sheet. CCERA’s obligation to service the debt obtained pursuant to the loan agreement is limited to depositing all tipping fees and electric revenues received with the trustee of the PCFA bonds. The trustee is required to pay CCERA its service fees prior to servicing PCFA bonds. CCERA has no further debt repayment obligations under the loan agreement with the PCFA. In the litigation, the defendants have asserted, among other things, that an equitable portion of the outstanding debt on the Project should be allocated to CCERA even though CCERA did not guarantee the bonds. At this time, management cannot determine the ultimate outcome of the foregoing and the potential effects on CCERA and the Project. If the State were to fail to subsidize the debt service, and there were to be a default on a debt service payment, the bondholders might proceed to attempt to exercise their remedies, by among other things, seizing the collateral securing the bonds. The Company does not believe this collateral includes CCERA’s plant.

Long-Term Government Contract

The Company retained a long-term contract with a government agency in connection with the Foster Wheeler Environmental Corporation sale. The contract is scheduled to be completed in four phases. The first phase was for the initial design, permitting and licensing of a spent fuel facility. The first phase of this project was profitable.

The second phase of the contract, which is currently being executed, is billed on a cost-plus-fee basis and was expected to conclude in 2004. In this phase, the Company must license the facility with the NRC, respond to any questions regarding the initial design included in phase one and complete final design. Technical specification and detailed guidance from the government agency regarding government agency-directed changes to the project scope remain outstanding. Resolution of the outstanding issues will be required before the second phase of the contract can be completed.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

20. Litigation and Uncertainties — (Continued)

Phase three is for the construction, start-up and testing of the facility for a fixed contractual price of $114,000, subject to escalation. The actual commencement of this phase will be delayed as a result of the significant delay in the issuance of the NRC license for the facility which was received on November 30, 2004. This delay will also result in substantial additional facility costs. The third phase would begin with the purchase of long-lead items followed by the construction activities. Construction is expected to last two years and requires that a subsidiary of the Company fund the construction cost. Foster Wheeler USA Corporation, the parent company of Foster Wheeler Environmental Corporation, provided a performance guarantee on the project. In addition, a surety bond for the full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years. The Company and the government agency have engaged in discussions about possibly restructuring or terminating subsequent phases of the contract. If the project were to proceed, the Company intends to seek third-party financing to fund the majority of the construction costs, but there can be no assurance that the Company will secure such financing on acceptable terms, or at all. There also can be no assurance that the Company will be able to obtain the required surety bond. If the Company cannot successfully restructure the contract and cannot obtain third-party financing or the required surety bond, the Company’s ability to perform its obligations under the contract is unlikely. This could have a material adverse effect on the Company’s financial condition, results of operations, and cash flow. No claims have been raised by the government agency against the Company. The ultimate potential liability to the Company would arise in the event that the government agency terminates the contract (for example, due to the Company’s inability to continue with the contract) and re-bids the contract under its exact terms and the resulting cost to the government agency is greater than it would have been under the existing terms with the Company. The Company does not believe a claim is probable and is unable to estimate the possible loss that could occur as a result of any claims. Additionally, the Company believes that it has a variety of potential legal defenses should the government agency decide to pursue any such action.

Environmental Matters

Under U.S. federal statutes, such as the Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), the Clean Water Act and the Clean Air Act, and similar state laws, the current owner or operator of real property and the past owners or operators of real property (if disposal took place during such past ownership or operation) may be jointly and severally liable for the costs of removal or remediation of toxic or hazardous substances on or under their property, regardless of whether such materials were released in violation of law or whether the owner or operator knew of, or was responsible for, the presence of such substances. Moreover, under CERCLA and similar state laws, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be jointly and severally liable for the costs of the removal or remediation of such substances at a disposal or treatment site, whether or not such site was owned or operated by such person (an “off-site facility”). Liability at such off-site facilities is typically allocated among all of the viable responsible parties based on such factors as the relative amount of waste contributed to a site, toxicity of such waste, relationship of the waste contributed by a party to the remedy chosen for the site, and other factors.

The Company currently owns and operates industrial facilities and has also transferred its interests in industrial facilities that it formerly owned or operated. It is likely that as a result of its current or former operations, such facilities have been impacted by hazardous substances. The Company is not aware of any conditions at its currently owned facilities in the United States that it expects will cause the Company to incur material costs in excess of those for which reserves have been established.

The Company also may receive claims, pursuant to indemnity obligations from owners of recently sold facilities, which may require the Company to incur costs for investigation and/or remediation. Based on the

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

20. Litigation and Uncertainties — (Continued)

available information, the Company does not believe that such costs will be materially in excess of those reserves which it has established. No assurance can be provided that the Company will not discover environmental conditions at its currently owned or operated properties, or that additional claims will not be made with respect to formerly owned properties, requiring the Company to incur material expenditures to investigate and/or remediate such conditions.

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

In September 2004, FWEC sampled the domestic water supply of approximately 16 residences in Mountaintop, and it received validated testing data regarding that sampling in October 2004. The residences are located approximately one mile to the southwest of the historic source of the TCE at FWEC’s former facility, and it is believed the residences use private wells for domestic water. The results of this sampling indicated that TCE was present in the water at several of the residences at levels in excess of Safe Drinking Water Act standards. Since the initial round of testing in September 2004, FWEC has tested more wells. As of February 2005, the number of wells in the area containing TCE in excess of the standards is approximately 30, and FWEC believes the boundaries of the affected area have been delineated.

The source of the TCE in the wells has not yet been determined. FWEC is working closely with the appropriate regulatory authorities in responding to this situation. FWEC first provided the affected residences with temporary replacement water and then arranged to have filters installed on the residences’ water system to remove the TCE. FWEC has also arranged to have the filters periodically tested and maintained. The cost of the foregoing is not expected to be material. If the source of the TCE is determined to be from a third-party, FWEC will evaluate its options regarding the recovery of the costs it has incurred, which options could include seeking to recover those costs from those determined to be the source. The agencies have incurred over $500 of costs responding to the situation, which they may seek to recover from those determined to be the source(s) of the TCE. The Company and the agencies are reviewing the technical and economic feasibility of extending a public water line that exists at one end of the effected area to the other end of the effected area. Given the preliminary stage of the investigations, FWEC is unable to estimate the potential financial impact of the foregoing on FWEC.

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

21. Valuation and Qualifying Accounts

	2004

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of Year

Description
Allowance for insurance claims receivable	$96,969	$57,791	$—	$(60,474)	$94,286

Allowance for doubtful accounts (1)	$37,406	$14,713	$3,053	$(31,973)	$23,199

Tax valuation allowance	$534,790	$31,540	$—	$(331,898)	$234,432

	2003

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of Year

Description
Allowance for insurance claims receivable	$37,877	$68,081	$—	$(8,989)	$96,969

Allowance for doubtful accounts (1)	$73,048	$26,261	$1,457	$(63,360)	$37,406

Tax valuation allowance	$444,427	$64,074	$—	$26,289	$534,790

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

21. Valuation and Qualifying Accounts — (Continued)

	2002

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of Year

Description
Allowance for insurance claims receivable	$18,836	$26,200	$—	$(7,159)	$37,877

Allowance for doubtful accounts (1)	$2,988	$19,608	$56,451	$(5,999)	$73,048

Tax valuation allowance	$268,851	$162,580	$—	$12,996	$444,427

(1)
Provisions for non-payments of customer balances are normally addressed within the overall profit calculation of the contracts and are not specifically covered by allowances for doubtful accounts. As a result the amount considered to be in the receivable qualifying account (allowance for doubtful accounts) does not represent the full allowance.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES Consolidated Financial Statements December 31, 2004

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income/(loss), of cash flows and of changes in shareholder’s deficit present fairly, in all material respects, the financial position of Foster Wheeler International Holdings, Inc. and Subsidiaries (the “Company”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company and the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 31, 2004 and has a shareholders’ deficit of $513,283,000 at December 31, 2004. The Parent has substantial debt obligations and during 2004 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 30, 2005

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(in thousands of dollars)

	For the Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002

Revenues:
Operating revenues	$1,611,229	$2,082,018	$1,593,594
Cost of operating revenues	(1,463,463)	(1,994,210)	(1,561,074)

Contract Profit	147,766	87,808	32,520

Selling, general and administrative expenses	(109,107)	(78,963)	(65,986)
Interest income (including $3,744 in 2004, $4,816 in 2003 and $6,293 in 2002 with affiliates)	9,075	8,810	11,278
Other income	56,200	41,907	33,812
Interest expense (including $(3,486) in 2004, $(4,105) in 2003 and $(5,899) in 2002 with affiliates)	(5,208)	(4,575)	(6,686)
Other deductions	(15,903)	(34,772)	(28,819)

Earnings/(loss) before income taxes	82,823	20,215	(23,881)
Provision for income taxes	(33,806)	(18,073)	(6,613)

Net earnings/(loss)	49,017	2,142	(30,494)
Other comprehensive income/(loss):
Change in net loss on derivative instruments designated as cash flow hedges (net of taxes of $(279) in 2002)	—	—	517
Change in accumulated translation adjustment during the year	36,260	(13,510)	24,224
Minimum pension liability adjustment (net of tax (provision)/benefits: $986 in 2004, $(18,886) in 2003 and $73,400 in 2002)	(1,826)	44,483	(170,303)

Comprehensive income/(loss)	$83,451	$33,115	$(176,056)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)

	December 31, 2004	December 26, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$163,473	$178,050
Accounts and notes receivable:
Trade, net	229,824	214,968
Other (including $16,249 in 2004 and $18,658 in 2003 with affiliates)	28,380	45,259
Intercompany notes	1,265	564
Contracts in process	13,801	28,628
Inventories	898	897
Prepaid, deferred and refundable income taxes	22,260	30,033
Prepaid expenses	7,477	7,466

Total current assets	467,378	505,865

Land, buildings and equipment	132,355	124,713
Less accumulated depreciation	104,861	96,094

Net book value	27,494	28,619

Restricted cash	45,387	21,123
Notes and accounts receivable - long-term	1,535	1,654
Intercompany notes receivable - long-term	25,883	25,883
Investment and advances	140,912	117,272
Deferred income taxes	50,169	56,334
Asbestos-related insurance recovery receivable	42,400	—
Other assets	10,373	9,537

TOTAL ASSETS	$811,531	$766,287

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Current installments on capital lease obligations	$643	$440
Accounts payable (including $30,202 in 2004 and $49,439 in 2003 with affiliates)	165,546	182,792
Accrued expenses	109,320	123,702
Intercompany notes payable	6,604	9,891
Estimated costs to complete long-term contracts	200,742	257,339
Advance payments by customers	64,580	32,380
Income taxes	30,220	26,174

Total current liabilities	577,655	632,718

Capital lease obligation	2,415	983
Intercompany notes payable - long-term	129,283	129,283
Deferred income taxes	4,900	5,438
Pension, postretirement and other employee benefits	64,705	78,210
Deferred gain	76,383	74,152
Asbestos-related liability	42,400	—
Other long-term liabilities and minority interest	16,140	80
Commitment and contingencies

TOTAL LIABILITIES	913,881	920,864

Shareholder’s Deficit:
Common stock, no par value, 1,000 shares authorized, 25 shares issued and outstanding	1	1
Capitalization of intercompany notes	(99,964)	(65,151)
Paid-in capital	4,703	4,703
Retained earnings	147,013	94,407
Accumulated other comprehensive loss	(154,103)	(188,537)

TOTAL SHAREHOLDER’S DEFICIT	(102,350)	(154,577)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$811,531	$766,287

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT
(in thousands of dollars)

	December 31, 2004	December 26, 2003	December 27, 2002

Common Stock
Balance at beginning and end of year	$1	$1	$1

Capitalization of Intercompany Notes
Balance at beginning of year	(65,151)	(10,539)	10,859
Current year activity	(34,813)	(54,612)	(21,398)

Balance at end of year	(99,964)	(65,151)	(10,539)

Paid-in Capital
Balance at beginning and end of year	4,703	4,703	4,703

Retained Earnings
Balance at beginning of year	94,407	92,265	123,345
Net earnings/(loss) for the year	49,017	2,142	(30,494)
Adjustment for Foster Wheeler Energia S.A. (see Note 3)	3,589	—	—
Dividends paid to parent	—	—	(586)

Balance at end of year	147,013	94,407	92,265

Accumulated Other Comprehensive Loss
Balance at beginning of year	(188,537)	(219,510)	(73,948)
Change in net loss on derivative instruments designated as cash flow hedges (net of taxes of $279 in 2002)	—	—	517
Change in accumulated translation adjustment during the year	36,260	(13,510)	24,224
Minimum pension liability adjustment (net of tax (provision)/ benefits: $986 in 2004, $(18,886) in 2003 and $73,400 in 2002)	(1,826)	44,483	(170,303)

Balance at end of year	(154,103)	(188,537)	(219,510)

Total Shareholder’s Deficit	$(102,350)	$(154,577)	$(133,080)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)

	For the Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss)	$49,017	$2,142	$(30,494)
Adjustments to reconcile net earnings/(loss) to cash flows from operating activities:
Depreciation and amortization	8,389	9,294	9,404
Provision for losses on accounts receivable	6,109	7,631	19,019
Deferred tax	13,447	18,515	561
Net loss/(gain) on asset sales	13	(28)	(3,260)
Net gain on investments	(15,915)	—	—
Equity earnings, net of dividends	(11,292)	(12,911)	(9,443)
Other noncash items	29	(1,030)	(6,508)
Changes in assets and liabilities: Receivables	12,086	18,606	33,617
Contracts in process and inventories	16,516	31,745	18,095
Accounts payable and accrued expenses	(15,234)	(3,935)	4,221
Estimated costs to complete long-term contracts	(61,226)	45,233	42,326
Advance payments by customers	31,571	(36,905)	29,376
Income taxes	10,700	(250)	(2,794)
Other assets and liabilities	(10,655)	6,196	(4,318)

Net cash provided by operating activities	33,555	84,303	99,855

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(22,037)	11,214	(30,169)
Capital expenditures	(2,645)	(5,586)	(6,716)
Proceeds from sale of properties	259	375	526
Decrease/(increase) in investments and advances	359	(1,391)	(6,007)
Proceeds from sale of Foster Wheeler Energia S.A. (see Note 3)	3,589	—	—
Decrease in short-term investments	—	41	6,280

Net cash (used)/provided by investing activities	(20,475)	4,653	(36,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalization of intercompany notes	(34,813)	(54,611)	(21,398)
Dividends paid to parent	—	—	(586)
Change in notes with affiliates	3,718	(7,115)	15,093
Payments of long-term debt	(14)	(5)	(619)
Payments of capital lease obigations	(521)	—	—
Decrease in bank loans	—	(13,739)	(2,133)

Net cash used by financing activities	(31,630)	(75,470)	(9,643)

Effect of exchange rate changes on cash and cash equivalents	3,973	9,532	4,744

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(14,577)	23,018	58,870
Cash and cash equivalents at beginning of year	178,050	155,032	96,162

CASH AND CASH EQUIVALENTS AT END OF YEAR	$163,473	$178,050	$155,032

NONCASH INVESTING AND FINANCING ACTIVITIES: In 2004, land, building and equipment increased by $2.7 million with a corresponding increase to capital lease obligations.

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

2.   Liquidity and Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is largely dependent on Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd. and the Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s and the Company’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, including those resulting from asbestos-related liabilities, as well as Foster Wheeler Ltd.’s ability to maintain credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. incurred significant operating losses in each of the years in the three-year period ended December 31, 2004, and has a shareholders’ deficit of $513,283 as of December 31, 2004.

In 2004, Foster Wheeler Ltd. consummated an equity-for-debt exchange in which it issued common shares, preferred shares, warrants to purchase common shares and new notes in exchange for certain of its outstanding debt securities and trust securities. The exchange offer reduced Foster Wheeler Ltd.’s existing debt (excluding a reduction in deferred accrued interest of $31,128) by $437,041, improved the shareholders’ deficit by $448,136 and when combined with the proceeds from the issuance of the new notes that were used to repay amounts that were outstanding under a previous Senior Credit Facility, eliminated substantially all material scheduled corporate debt maturities prior to 2011. After completing the exchange, Foster Wheeler Ltd. had outstanding debt obligations of approximately $570,073 as of December 31, 2004.

In August of 2002, Foster Wheeler Ltd. negotiated a Senior Credit Facility that was comprised of a $71,000 term loan, a $69,000 revolving credit facility and a $149,900 letter of credit facility having an April 30, 2005 maturity date. In connection with the equity-for-debt exchange, Foster Wheeler Ltd. prepaid the term loan and amounts outstanding under the revolving credit facility. Accordingly, there were no borrowings outstanding under the Senior Credit Facility as of December 31, 2004. Letters of credit of $90,018 remained outstanding under the Senior Credit Facility as of December 31, 2004.

In March 2005, the Senior Credit Facility was replaced with a new 5-year $250,000 Senior Credit Agreement. The new Senior Credit Agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus a spread. Standby letters of credit issued under the new Senior Credit Agreement will carry a fixed price throughout the life of the facility. The Senior Credit Agreement is collateralized by the assets and/or the stock of certain of Foster Wheeler Ltd.’s domestic subsidiaries and certain of its foreign subsidiaries. Foster Wheeler Ltd. paid up-front fees to the lender of approximately $8,225 in conjunction with the execution of the Senior Credit Agreement. Such fees, paid predominately in the first quarter of 2005, have been deferred and will be amortized to expense over the life of the agreement.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2.   Liquidity and Going Concern — (Continued)

Foster Wheeler Ltd. finalized a sale/leaseback arrangement for an office building at its corporate headquarters in the third quarter of 2002. Under this arrangement, Foster Wheeler Ltd. leases the facility for an initial non-cancelable period of 20 years. The long-term capital lease obligation of $45,280 as of December 31, 2004 is included in long-term debt in Foster Wheeler Ltd.’s consolidated balance sheet.

The new Senior Credit Agreement and the sale/leaseback arrangement have quarterly financial covenant compliance requirements. Management’s forecast indicates that Foster Wheeler Ltd. will be in compliance with the financial covenants throughout 2005. The forecast assumes a significant level of new contracts and improved performance on existing contracts. However, there can be no assurance that Foster Wheeler Ltd. will comply with the covenants. If Foster Wheeler Ltd. violates a covenant under the Senior Credit Agreement or the sale/leaseback arrangement, repayment of amounts outstanding under such agreements could be accelerated and the following borrowings outstanding could also be accelerated: the 2011 Senior Notes, the 2005 Senior Notes, the Convertible Subordinated Notes, the Trust Preferred Securities, the Subordinated Robbins Facility Exit Funding Obligations, and certain of the special-purpose project debt facilities. The total amount of Foster Wheeler Ltd. debt that could be accelerated is $463,563 as of December 31, 2004. Foster Wheeler Ltd. would not be able to repay amounts borrowed if the payment dates were accelerated.

Holders of Foster Wheeler Ltd.’s new 2011 Senior Notes have a security interest in the stock, debt and assets of certain of Foster Wheeler Ltd.’s subsidiaries. The 2011 Senior Notes contain incurrence covenants that limit Foster Wheeler Ltd.’s ability to undertake certain actions including incurring debt, making certain payments and investments, granting liens, selling assets and entering into specific intercompany transactions, among others. Management monitors these covenants to ensure Foster Wheeler Ltd. remains in compliance with the indenture.

In connection with the exchange, the holders of Foster Wheeler Ltd.’s 2005 Senior Notes agreed to amend the indenture governing these notes to effectively eliminate the security interest previously held by the notes.

On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provided for up to $45,000 of additional revolving loans available to provide working capital. As of December 31, 2004, the facility remained undrawn. In December 2004, the U.K. subsidiaries gave notice canceling the revolving credit facility effective January 24, 2005.

Since January 15, 2002, Foster Wheeler Ltd. has exercised its right to defer payments on the Trust Preferred Securities. The aggregate liquidation amount of the Trust Preferred Securities at December 31, 2004 was $71,177 after completing the equity-for-debt exchange. The previous Senior Credit Facility required Foster Wheeler Ltd. to defer the payment of the dividends on the Trust Preferred Securities and, accordingly, no dividends were paid during 2004 or 2003. As of December 31, 2004, the amount of dividends deferred plus accrued interest approximates $23,460. Foster Wheeler Ltd. intends to continue to defer payment of the dividends on the Trust Preferred Securities until January 15, 2007 - the full term allowed by the underlying agreement. Once the deferred dividend obligation has been satisfied, Foster Wheeler Ltd. has the right to defer subsequent dividend payments for an additional 20 consecutive quarters. The new Senior Credit Agreement requires the approval of the lenders to make payments on the Trust Preferred Securities to the extent such payments are not contractually required by the underlying Trust Preferred Securities agreements.

Foster Wheeler Ltd.’s European Power subsidiary in Finland is a party to two Euro-denominated performance bond facilities with financial institutions that contain covenants. Obligations under both facilities are guaranteed by Foster Wheeler Ltd. The covenants include (i) a limitation on the amount of dividends to 75% of the subsidiary’s annual earnings and (ii) a requirement that the payment of dividends and certain

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2.   Liquidity and Going Concern — (Continued)

restricted payments be subject to the subsidiary having minimum equity ratios, calculated as equity divided by total assets each as defined in the facilities. In addition, the facilities require the subsidiary to maintain a minimum equity ratio.

One of the performance bond facilities is dedicated to a specific project and, as of December 31, 2004, had performance bonds outstanding equivalent to $24,522 (none of which has been drawn as of such date). Covenants under this facility are tested quarterly. The second facility is a general performance bond facility and, as of December 31, 2004, had performance bonds outstanding in favor of several clients equivalent to $10,114 (none of which has been drawn).

As a result of operating losses at the foreign subsidiary during the second quarter of 2004, the equity of Foster Wheeler Ltd.’s subsidiary fell below the minimum equity ratios, breaching the covenants contained in the two performance bond facilities. On August 6, 2004 and August 9, 2004, Foster Wheeler Ltd.’s foreign subsidiary obtained waivers from the financial institutions providing the performance bond facilities.

The waiver for the project-specific performance bond facility requires that the foreign subsidiary make no dividends or other restricted payments, including intercompany loans, debt service on existing intercompany loans, royalties, and management fees, for as long as the foreign subsidiary’s equity remains below the minimum equity ratio levels so long as the performance bonds are outstanding. Foster Wheeler Ltd.’s subsidiary remained below the minimum equity ratio as of December 31, 2004. On March 15, 2005, the bond expired and the banks funded the client and Foster Wheeler Ltd. reimbursed the banks. The bond is therefore no longer outstanding. It is the intention of Foster Wheeler Ltd. to issue a letter of credit under the new Senior Credit Agreement and thus recover the cash from the client.

The waiver for the general performance bond facility is effective through March 31, 2005. As of that date, approximately $4,900 is forecasted to be outstanding under the facility. Foster Wheeler Ltd. has provided a standby letter of credit to back up the general performance bond facility and intends to do so until such facility can be permanently replaced or the last performance bond issued thereunder has expired. Therefore, Foster Wheeler Ltd. believes this matter will not have an adverse impact on its forecasted liquidity. The foreign subsidiary’s inability to pay dividends and restricted payments because of its failure to remain in compliance with the minimum equity ratio covenant is reflected in Foster Wheeler Ltd.’s liquidity forecasts.

Management closely monitors liquidity and updates its U.S. liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, working capital needs and unused credit line availability. Foster Wheeler Ltd.’s cash flow forecasts continue to indicate that sufficient cash will be available to fund Foster Wheeler Ltd.’s U.S. and foreign working capital needs throughout 2005.

As of December 31, 2004, Foster Wheeler Ltd. had cash and cash equivalents, short-term investments, and restricted cash totaling $390,186, compared to $430,170 as of December 26, 2003. Of the $390,186 total at December 31, 2004, $319,612 was held by foreign subsidiaries.

Foster Wheeler Ltd.’s domestic operating entities are cash flow positive. However they do not generate sufficient cash flow to cover the costs related to Foster Wheeler Ltd.’s indebtedness, obligations to fund U.S. pension plans, and corporate overhead expenses. Consequently, Foster Wheeler Ltd. requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs and to service its debt. Foster Wheeler Ltd.’s current 2005 forecast assumes total cash repatriation from its non-U.S. subsidiaries of approximately $107,000 from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends. In 2004 and 2003, Foster Wheeler Ltd. repatriated approximately $77,000 and $100,000, respectively, from its non-U.S. subsidiaries.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2.   Liquidity and Going Concern — (Continued)

There can be no assurance that the forecasted foreign cash repatriation will occur, as the non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of Foster Wheeler Ltd.’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. The repatriation of funds may also subject those funds to taxation. As a result of these factors, Foster Wheeler Ltd. may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries in the amount forecasted above.

Commercial operations under a domestic contract retained by Foster Wheeler Ltd. in connection with the sales of assets of the Foster Wheeler Environmental Corporation (“Environmental”), commenced in January 2004. The plant processes low-level nuclear waste for the U.S. Department of Energy (“DOE”). Foster Wheeler Ltd. funded the plant’s construction costs and operates the facility. The majority of Foster Wheeler Ltd.’s invested capital was recovered during the early stages of processing the first stream of waste materials. This project successfully processed all quantities of the first waste stream of materials ahead of schedule and is currently finalizing the processing line for the second waste stream. In 2004, the project generated net cash flow of approximately $53,300. An additional $17,800 of capital recovery is dependent on the initial processing of the second waste stream of materials. This capital recovery is expected in 2005.

Foster Wheeler Ltd.’s inability to operate profitably and to generate cash flows from operations, its reliance on repatriated cash from its foreign subsidiaries to fund its domestic obligations, and its obligations to maintain minimum debt covenants to avoid possible acceleration of its debt, raises substantial doubt about Foster Wheeler Ltd.’s and the Company’s ability to continue as a going concern.

3.   Sale of Investment in Foster Wheeler Energia S.A.

In October 2003, pursuant to a Stock Purchase Agreement dated October 10, 2003 (“SPA”), the Company sold its investment in Foster Wheeler Energia S.A., a wholly owned subsidiary of Foster Wheeler Europe Limited, for proceeds of approximately $30,675. The subsidiary was sold to a wholly owned affiliate of Foster Wheeler Ltd. The sales price approximated the carrying value. The Company has reflected this transaction as a reorganization of companies under common control. Accordingly, the 2002 financial statements were revised to eliminate the activity of Foster Wheeler Energia S.A. from the consolidated statements of operations and cash flows. In May 2004, pursuant to the SPA, an additional payment of $3,589 was made to the Company. The payment could not be estimated at the time of purchase, and was therefore not accrued. The payment received by the Company was recorded as a decrease in accumulated deficit in 2004.

4.   Summary of Significant Accounting Policies

Principles of Consolidation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Foster Wheeler International Holdings, Inc. and all significant subsidiary companies. All significant intercompany transactions and balances have been eliminated.

The Company’s fiscal year is the 52- or 53- week annual accounting period ending the last Friday in December for domestic companies and December 31 for foreign companies. For domestic companies the year 2004 included 53 weeks and the years 2003 and 2002 included 52 weeks.

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

Revenue Recognition on Long-term Contracts — Revenues and profits on long-term fixed-price contracts are recorded under the percentage-of-completion method. Progress toward completion is measured using physical completion of individual tasks for all contracts with a value of $5,000 or greater. Progress towards completion of fixed-priced contracts with a value under $5,000 is measured using the cost-to-cost method.

Revenues and profits on cost-reimbursable contracts are recorded as the costs are incurred. The Company includes flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when the Company is responsible for the engineering specifications and procurement for such costs.

Contracts in progress are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances are presented as “estimated costs to complete long-term contracts.” The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. However, current estimates may be revised as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”) and Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” the Company reviews its contracts monthly. As a result of this reevaluation process, in 2004 27 individual projects had final estimated profit revisions exceeding $1,000. These revisions resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third party materials and equipment at costs differing from previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs. The net aggregate dollar value of the accrued contract profit resulting from these estimate changes during 2004 amounted to a net increase of $76,500. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4.   Summary of Significant Accounting Policies — (Continued)

incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings. As of December 31, 2004, the Company had recorded a commercial claims receivable of $544.

Cash and Cash Equivalents — Cash and cash equivalents include liquid short-term investments purchased with original maturities of three months or less. The Company requires a substantial portion of these funds to support their liquidity and working capital needs. Accordingly, these funds may not be readily available for repatriation to its parent.

Restricted Cash — Restricted cash consists of approximately $34,800 at December 31, 2004 that was required to collateralize letters of credit and bank guarantees, and approximately $10,600 of client escrow funds.

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

Accounts and Notes Receivable Other — Non-trade accounts and notes receivable consist primarily of receivables from affiliated companies of $16,249 at December 31, 2004, and $18,658 at December 26, 2003, foreign refundable value-added tax and accrued interest receivable.

Land, Buildings and Equipment — Depreciation is computed on a straight-line basis using composite estimated lives ranging from 10 to 50 years for buildings and from 3 to 35 years for equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in earnings.

Investments and Advances — The Company uses the equity method of accounting for investment ownership of between 20% and 50% in affiliates unless significant economic considerations indicate that the cost method is appropriate due to a lack of a controlling financial interest. Investment ownership of less than 20% in affiliates is carried at cost.

Income Taxes — Income tax expense in the Company’s statement of operations has been calculated on a separate company basis for its subsidiaries that file tax returns in their foreign jurisdictions. Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

	December 31, 2004	December 26, 2003	December 27, 2002

Cumulative translation adjustment at beginning of year	$(62,897)	$(49,257)	$(73,277)
Current year foreign currency adjustment	36,260	(13,640)	24,020

Cumulative translation adjustment at end of year	$(26,637)	$(62,897)	$(49,257)

For the year ended December 31, 2004, the Company recorded an after-tax net foreign currency transaction loss of $2,560. For the year ended December 31, 2003, the Company recorded an after-tax net foreign currency transaction gain of $4,701, and in the year ended December 31, 2002, recorded after-tax net foreign currency transaction loss of $1,918.

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

Stock Option Plans — Foster Wheeler Ltd. has fixed option plans which reserve common shares for issuance to executives, key employees, and directors. Employees of the Company participate in these plans. Foster Wheeler Ltd. and the Company have adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock Based Compensation — Transition and Disclosure.” Foster Wheeler Ltd. and the Company continue to account for stock options granted to employees and directors using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation costs for the stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, the Company’s net earnings/(loss) would have been as follows:

	December 31, 2004	December 26, 2003	December 27, 2002

Net earnings/(loss) — as reported	$49,017	$2,142	$(30,494)

Deduct: Total stock-based employee compensation expense determined under fair value based method for awards net of taxes of $174 in 2004 and $92 in 2003 and $23 in 2002	(348)	(186)	(46)

Net earnings/(loss) — pro forma	$48,669	$1,956	$(30,540)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31, 2004	December 26, 2003	December 27, 2002

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	50.00%	88.23%	83.62%
Risk-free interest rate	2.99%	3.22%	2.90%
Expected life (years)	3.0	5.0	5.0

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4.   Summary of Significant Accounting Policies — (Continued)

On September 10, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”) which reserves 56,421 preferred shares for issuance. The options granted under the 2004 Plan expire up to a maximum of ten years from the date granted. On October 6, 2004, management was issued options under the 2004 Plan to purchase 43,103 preferred shares at an exercise price of $9.378 per common share issuable. Such options expire on October 5, 2007. One third of the options issued to management vest in the fourth quarter of 2005, and the balance vest during the fourth quarter of 2006.

Under Foster Wheeler Ltd.’s 1995 Stock Option Plan approved by that company’s shareholders in April 1995 and amended in April 1999 and May 2002, the total number of shares of common stock that may be granted is 265,000.

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

The Foster Wheeler Ltd. shareholders approved several capital share alterations at the November 29, 2004 meeting. Among them was a one-for-twenty reverse stock split. Please note that all stock option amounts reflect post reverse stock split amounts.

Information as of and for the years ended December 31, 2004, 2003 and 2002 relating to options granted to Company personnel and options available for grant is as follows (presented in actual number of shares):

	December 31, 2004		December 26, 2003		December 27, 2002

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	69,419	$179.08	69,249	$180.08	31,785	$356.66
Options exercised	—		—		—
Options granted	746,475	9.38	857	23.40	37,827	32.80
Options cancelled or expired	(888)	187.69	(687)	71.49	(363)	199.60

Options outstanding, end of year	815,006	$23.65	69,419	$179.08	69,249	$180.08

Option price range at end of year	$9.38 – $843.75		$23.40 – $843.75		$32.80 – $843.75
Options available for grant at end of year	869,273		25,342		22,253

Weighted-average fair value of options granted during the year	$3.30		$15.80		$22.20
Options exercisable at end of year	56,089		40,972		31,322
Weighted-average price of exercisable options at end of year	$211.54		$275.63		$358.42

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4.   Summary of Significant Accounting Policies — (Continued)

The following table summarizes information about fixed-price stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/2004	Weighted- Averaged Remaining Contractual Life	Weighted- Averaged Exercise Price	Number Exercisable at 12/31/2004	Weighted- Averaged Exercise Price

$9.38	746,475	9.8 years	$9.38	—	$—
$23.40 to $32.80	38,184	7.8 years	32.59	25,742	32.49
$113.75	7,475	6.0 years	113.75	7,475	113.75
$180.00	2,700	5.0 years	180.00	2,700	180.00
$270.00 to $301.25	8,888	4.2 years	285.60	8,888	285.60
$552.50 to $738.75	10,555	1.9 years	619.50	10,555	619.50
$843.75	729	1.4 years	843.75	729	843.75

	815,006			56,089

Recent Accounting Developments — On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the consolidated statement of operations and comprehensive loss based on their fair values. Prior to SFAS No. 123R, the Company adopted the disclosure-only provisions of SFAS No. 123 and therefore only certain pro forma disclosures of the fair value of share-based payments were required in the notes to the consolidated financial statements. SFAS No. 123R provides for the adoption of the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, share-based employee compensation cost would be recognized from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, employee compensation cost would be recognized for periods presented prior to the adoption of the proposed standard in accordance with the original provisions of SFAS No. 123; that is, employee compensation cost would be recognized in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. Adoption of the provisions of SFAS No. 123R is effective as of the beginning of the Company’s quarter ending September 30, 2005. The Company is still evaluating the method of adoption and the impact that the adoption of SFAS No. 123R will have on its consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, SFAS No. 153 provides that exchanges of nonmonetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the consolidated financial statements of the Company.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

5.   Accounts and Notes Receivable — Trade

The following table shows the components of trade accounts and notes receivable:

	December 31, 2004	December 26, 2003

From long-term contracts:
Amounts billed due within one year	$147,116	$171,603
Retention — Billed:
Estimated to be due in:
2004	—	2,868
2005	5,006	128
2006	30	656
2007	570	—

Total billed	5,606	3,652

Retention — Unbilled:
Estimated to be due in:
2004	—	51,731
2005	87,836	234
2006	—	—
2007	—	2,698
2008	4,019	—

Total unbilled	91,855	54,663

Total retentions	97,461	58,315

Total receivables from long-term contracts	244,577	229,918
Other trade accounts and notes receivable	—	56

	244,577	229,974
Less: allowance for doubtful accounts	14,752	15,006

Net Trade Accounts and Notes Receivable	$229,825	$214,968

Unbilled amounts are billed in accordance with contract provisions that include monthly, milestone and other billing criteria.

Changes in the allowance for doubtful accounts during the years ended December 31, 2002 through 2004 are presented below.

	2004	2003	2002

Balance at beginning of year	$15,006	$14,399	$2,988
Additions	6,109	7,631	19,019
(Deductions)/amounts recovered	(6,363)	(7,024)	(7,608)

Balance at end of year	$14,752	$15,006	$14,399

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

6.   Contracts in Process and Inventories

The following table shows the elements included in contracts in process as related to long-term contracts:

	December 31, 2004	December 26, 2003

Contracts in Process
Costs plus accrued profits less earned revenues on contracts currently in process	$18,055	$32,501
Less: progress payments	4,254	3,873

Net	$13,801	$28,628

Costs of inventories are shown below:

	December 31, 2004	December 26, 2003

Inventories
Materials and supplies	$518	$510
Finished goods	361	387
Other	19	—

Total	$898	$897

7.   Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	December 31, 2004	December 26, 2003

Land and land improvements	$35	$32
Buildings	27,420	22,791
Equipment	104,900	101,890

Total	$132,355	$124,713

Depreciation and amortization expenses for the years 2004, 2003 and 2002 was $8,360, $7,440 and $9,257, respectively.

8.   Investments, Advances and Equity Interests

The Company owns a non-controlling equity interest in two electric power generation projects and one waste-to-energy project in Italy. Two of the projects in Italy are each 42% owned while the third is 49% owned by the Company. In 2004, the Company entered into a binding agreement to sell 10% of its minority equity interest in the third Italian project. Following is summarized financial information for the Company’s equity affiliates combined, as well as the Company’s interest in the affiliated.

	2004	2003

Balance Sheet Data:
Current assets	$147,625	$94,525
Other assets (primarily buildings and equipment)	414,779	409,267
Current liabilities	39,445	31,445
Other liabilities (primarily long-term debt)	404,802	385,047

Net assets	$118,157	$87,300

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

8.   Investments, Advances and Equity Interests — (Continued)

	For the Year Ended

	2004	2003	2002

Income Statement Data:
Total revenues	$240,228	$216,006	$168,421
Gross earnings	59,760	56,355	42,819
Income before taxes	43,599	38,062	31,013
Net earnings	26,317	22,802	17,303

The Company’s share of the net earnings of equity affiliates, included in other income, totaled $11,292, $9,738 and $7,334 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s investment in the equity affiliates totaled $48,458 and $36,681 as of December 31, 2004 and 2003, respectively. The Company has guaranteed certain performance obligations of these projects. The Company’s contingent obligations under the guarantees for two of the projects are approximately $1,000 in total. The contingent obligation for the third project is capped at approximately $10,300 over the twelve-year life of the project’s financing; to date, no amounts have been paid under this guarantee. The Company has also provided a guarantee of $5,200 representing 49% of the debt service reserve letter of credit providing liquidity should the performance of the third project be insufficient to cover the debt service payments.

The undistributed retained earnings of the Company’s equity investees amounted to approximately $42,000 and $28,500 at December 31, 2004 and December 26, 2003, respectively.

Additionally, at December 31, 2004, the Company held investments in unconsolidated affiliates of $56,819 carried at cost since the Company does not hold a controlling financial interest. The Company has made advances of approximately $34,800 to its third-party equity investees.

9.   Income Taxes

The Company’s earnings/(losses) before income taxes for the years 2004, 2003 and 2002 were taxed under the following jurisdictions.

	2004	2003	2002

Domestic	$20,898	$17,954	$13,761
Foreign	61,925	2,261	(37,642)

Earnings/(loss) before income taxes	$82,823	$20,215	$(23,881)

The provision for income taxes on those earnings/(losses) was as follows:

	2004	2003	2002

Current tax expense:
Domestic	$(1,304)	$(5,000)	$(1,646)
Foreign	(35,713)	(22,481)	(14,643)

Total current	(37,017)	(27,481)	(16,289)

Deferred tax benefit:
Domestic	—	—	—
Foreign	3,211	9,408	9,676

Total deferred	3,211	9,408	9,676

Total provision for incomes taxes	$(33,806)	$(18,073)	$(6,613)

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

9.   Income Taxes — (Continued)

Deferred tax assets (liabilities) consist of the following:

	2004	2003

Net operating loss carryforwards	$16,176	$15,357
Valuation allowance	(57,519)	(57,018)
Fixed assets and operating leases	30,655	27,718
Pension	18,568	25,852
Other	9,299	12,819
Difference between book and tax recognition of income	167	(87)
Tax credit carryforwards	25,839	25,773
Contract and bonus reserve	21,944	21,797

Net deferred tax assets (liabilities)	$65,129	$72,211

As reflected above, the Company has recorded various deferred tax assets/(liabilities). Realization is dependent on generating sufficient taxable income. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. Certain components of the deferred tax assets for 2003 shown above have changed from the amounts originally reported in 2003. In all cases, any such adjustment was offset by a corresponding adjustment to the valuation allowance for 2003 such that the reported net deferred tax assets (liabilities) for 2003 did not change. The valuation allowance increased by $501 in 2004. A valuation allowance is required under SFAS No. 109, “Accounting for Income Taxes” when there is an evidence of losses from operations in the three most recent years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided in the current year do not begin expiring until 2011 and beyond, based on the current tax laws.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings/(loss) before income taxes, as a result of the following:

	2004	2003	2002

Tax provision/(benefit) at U.S. statutory rate	35.0%	35.0%	(35.0)%
Permanent differences/Non-deductible expenses/other	10.0%	32.6%	126.4%
Nontaxable Income	(3.3)%	—%	—%
Alternative minimum tax	2.6%	18.6%	5.1%
Valuation allowance	(2.6)%	15.0%	23.2%
Foreign rate differential	2.9%	21.9%	(6.8)%
Foreign tax credit utilized	(6.9)%	(32.8)%	(89.9)%
Other	3.1%	(1.0)%	4.8%

	40.8%	89.3%	27.8%

10.   Pension and Other Postretirement Benefits

Pension Benefits — The Company’s subsidiaries in the United Kingdom and Canada have pension plans which cover all full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation. At December 31, 2004, the Company recognized a cumulative minimum liability in its consolidated financial statements for the underfunded amount of $183,164 pretax, resulting in a cumulative pretax charge to other comprehensive income/(loss). This represents a decrease in the minimum liability of $16,945 from the prior year, including the impact of foreign currency translation.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10.   Pension and Other Postretirement Benefits — (Continued)

The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

Other Postretirement Benefits — In addition to providing pension benefits, the Company’s subsidiary in Canada provides certain health care and life insurance benefits for retired employees (“other benefits”). Employees may become eligible for these other benefits if they qualify for and commence normal or early retirement pension benefits as defined in the pension plan while working for the Company. Benefits are provided through insurance companies.

The following chart contains the disclosures for the pension and the other benefits plans for the years 2004, 2003 and 2002.

	Pension Benefits		Other Benefits

	December 31, 2004	December 26, 2003	December 31, 2004	December 26, 2003

Projected Benefit Obligation (PBO):
PBO at beginning of period	$569,117	$487,734	$983	$697
Service cost	18,113	13,070	18	11
Interest cost	31,587	27,799	59	48
Plan participants’ contributions	8,107	7,147	—	—
Plan amendments	—	1,961	—	—
Actuarial (gain)/loss	271	158	(134)	149
Benefits paid	(25,041)	(22,072)	(66)	(47)
Special termination benefits/other	778	993	—	—
Foreign currency exchange rate changes	51,345	52,327	87	125

PBO at end of period	654,277	569,117	947	983

Plan Assets:
Fair value of plan assets at beginning of period	413,989	310,277	—	—
Actual return on plan assets	48,667	51,712	—	—
Employer contributions	28,510	26,721	66	47
Plan participants’ contributions	8,107	7,147	—	—
Benefits paid	(25,041)	(22,072)	(66)	(47)
Other	797	2,802	—	—
Foreign currency exchange rate changes	39,061	37,402	—	—

Fair value of plan assets at end of period	514,090	413,989	—	—

Funded Status:
Funded Status	(140,187)	(155,128)	(947)	(983)
Unrecognized net actuarial loss	253,541	265,932	119	249
Unrecognized prior service cost	8,673	9,894	(116)	(119)
Unrecognized transition (asset) obligation	—	(162)	—	—
Adjustment for the minimum liability	(183,164)	(200,109)	—	—

Accrued benefit cost	$(61,137)	$(79,573)	$(944)	$(853)

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10.   Pension and Other Postretirement Benefits — (Continued)

	Pension Benefits			Other Benefits

	December 31, 2004	December 26, 2003	December 27, 2002	December 31, 2004	December 26, 2003	December 27, 2002

Net Periodic Benefit Cost:
Service cost	$18,113	$13,071	$12,374	$18	$11	$15
Interest cost	31,587	27,799	20,502	59	48	67
Expected return on plan assets	(32,396)	(24,480)	(25,757)	—	—	—
Amortization of transition	8	71	63	—	—	(18)
Amortization of prior service cost	1,701	1,461	1,352	—	—	—
Recognized actuarial loss - other	18,135	20,311	8,340	(4)	(13)	—

Total SFAS No. 87 net periodic pension cost	$37,148	$38,233	$16,874	$73	$46	$64

	Pension Benefits			Other Benefits

	December 31, 2004	December 26, 2003	December 27, 2002	December 31, 2004	December 26, 2003	December 27, 2002

Assumptions: Periodic Benefit Cost
Discount rate	5.46%	5.61%	5.75%	6.00%	6.25%	6.25%
Long-term rate of return	7.35%	7.51%	8.00%
Salary scale	3.08%	3.33%	4.00%

Benefit Obligations
Discount rate	5.45%	5.42%		6.00%	6.00%
Salary scale	3.34%	3.07%
Health-care cost trend:
2004	15.00%
Decline to 2014	4.00%

Assumed health-care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease

Effect on total of service and interest cost components	$2	$(2)
Effect on accumulated postretirement benefit obligations	$14	$(2)

Plan measurement date — The measurement date for all of the Company’s pension and other benefits plans is December 31 of each year for both plan assets and obligations.

Accumulated benefit obligation — The accumulated benefit obligation (ABO) for the Company’s pension plans totaled approximately $580,000 and $500,000 at year end 2004 and 2003, respectively. As previously discussed, the Company recorded charges to other comprehensive income/(loss) in each of the years 2000 through 2004, due to the ABO exceeding the fair value of plan assets.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10.   Pension and Other Postretirement Benefits — (Continued)

Investment policy — Each of the Company’s plans is governed by a written investment policy.

The investment policy of the U.K. pension plan is designed to improve the ongoing funding level of the plan while gradually, over time, changing the mix of investment allocation between equities and bonds to more fully match the liabilities of the plan. The bond and equity allocations range from 40% bonds and 60% equities to 50% bonds and 50% equities, depending on the funding level.

The investment policy of the Canadian pension plan uses a balances approach and allocates investments in pooled funds in accordance with the policy’s asset mix guidelines. These guidelines identify target, maximum and minimum allocations by asset class. The target allocation is 45% bonds, 50% equities and 5% cash. The minimum and maximum allocations are: 42.5% to 57.5% equities; 40% to 50% bonds; and 2.5% to 7.5% cash.

Long-term rate of return assumptions — The expected long-term rate of return on pension plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the pension plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. The long-term rate of return is reviewed annually by the Company for its funded plans and adjusted, if required. The weighted-average expected long-term rate of return on plan assets has declined from 8.0% to 7.3% over the past three years.

Plan Asset Allocations:

	2004	2003

U.K. Plans
U.K. equities	60%	38%
Non-U.K. equities	1%	25%
U.K. fixed income securities	36%	32%
Non-U.K. fixed income securities	0%	0%
Other	3%	5%

Total	100%	100%

Canada Plan
Canadian equities	23%	23%
Non-Canadian equities	29%	26%
Canadian fixed income securities	43%	44%
Non-Canadian fixed income securities	0%	0%
Other	5%	7%

Total	100%	100%

Contributions — The Company expects to contribute approximately $30,700 to its pension plans and $79 to its other benefits plan in 2005.

Estimated future benefit payments — The following benefit payments, which reflect expected future service, are expected to be paid.

	Pension Benefits	Other Benefits

2005	$26,099	$79
2006	28,092	88
2007	28,556	98
2008	33,074	107
2009	37,798	117
2010-2014	231,673	724

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10.   Pension and Other Postretirement Benefits — (Continued)

Other Employee Benefits — The Company’s subsidiaries in Italy participate in a government-mandated indemnity program for its employees. Accordingly, the Company accrues one month’s salary per employee for each year of the employee’s service, payable when the employee leaves the Company. In 2004, 2003 and 2002, the Company recorded an expense of approximately $4,050, $3,700 and $3,300, respectively. A liability of $27,623 in 2004 and $25,176 in 2003 related to the Company’s obligation in connection with this program is included in pension, postretirement and other employee benefits obligation on the consolidated balance sheet.

11.   Sale/leaseback Transactions

The Company entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the U.K. in 1999. In connection with these transactions, the Company recorded deferred gains which are being amortized to income over the term of the respective leases. The amortization was $4,135, $3,622 and $3,197, for the years ended 2004, 2003 and 2002, respectively. As of December 31, 2004 and December 26, 2003, the balance of the deferred gains was $76,383 and $74,151, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheet. The year-over-year increase in the deferred gain balance was primarily due to a change in foreign currency translation rates.

12.   Operating Leases

The Company and certain of its subsidiaries are obligated under operating lease agreements primarily for office space. Rental expense for these leases totaled $23,711 in 2004, $19,588 in 2003 and $16,084 in 2002. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2005	$24,654
2006	20,764
2007	17,532
2008	15,281
2009	14,857
Thereafter	232,135

$325,223

13.   Capital Leases

Assets under capital leases are summarized as follows:

	December 31, 2004	December 26, 2003

Buildings and improvements	$4,692	$1,716
Less accumulated amortization	1,450	548

Net assets under capital leases	$3,242	$1,168

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

13.   Capital Leases — (Continued)

The following are the minimum lease payments to be made in each of the years indicated for the capital leases in effect as of December 31, 2004:

Fiscal year:
2005	$816
2006	977
2007	542
2008	411
2009	385
Thereafter	770
Less: interest	(843)

Net minimum lease payments under capital leases	3,058
Less: current portion of net minimum lease payments	643

Long-term net minimum lease payments	$2,415

14.   Derivative Financial Instruments

The Company’s activities expose it to risks related to the effect of changes in the foreign-currency exchange rates. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133. At December 31, 2004, December 26, 2003 and December 27, 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded in the year ended December 31, 2004 a pretax loss on derivative instruments of $189, recorded in the year ended December 26, 2003 a pretax gain on derivative instruments of $617, and in the year ended December 27, 2002 a pretax loss of $402, which were recorded in cost of operating revenues on the consolidated statement of operations and comprehensive income/(loss). Amounts receivable (gains) or payable (losses) under foreign exchange contracts are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts.

The Company is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies). As of December 31, 2004, approximately $7,300 was owed to the Company by counterparties and approximately $21,200 was owed by the Company to counterparties. A $517 after-tax loss was recorded in other comprehensive income as of December 28, 2001. This amount was reclassified to earnings in 2002 as the Company no longer qualified for deferral under SFAS No. 133.

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

Balance as of December 27, 2002	$25,500
Accruals	26,000
Settlements	(1,900)
Adjustments to provisions	(600)

Balance as of December 26, 2003	49,000
Accruals	13,100
Settlements	(3,800)
Adjustments to provisions	(22,900)

Balance as of December 31, 2004	$35,400

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

Subsidiaries of the Company in the U.K. have received a number of claims alleging personal injury arising from exposure to asbestos. To date 446 claims have been brought against the U.K. subsidiaries of which 255 remain open at December 31, 2004. None of the settled claims has resulted in material costs to the Company.

At December 31, 2004, the Company recorded the estimated U.S. dollar equivalent for the total U.K. asbestos liabilities of $44,300. An identical asset was recorded for the expected U.K. asbestos-related insurance recoveries. The estimated U.S. dollar equivalent liability for open (outstanding) U.K. asbestos claims is $5,800 and the estimated liability to future unasserted U.K. asbestos claims is $38,500. The current portion of $1,900 is recorded as Accounts receivable – other and Accrued expenses.

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

Foreign Currency Contracts — The fair values of these financial instruments (used for hedging purposes) are estimated by obtaining quotes from brokers. The Company is exposed to market risks from fluctuations in foreign exchange rates. Financial instruments are utilized by the Company to reduce this risk. The Company does not hold or issue financial instruments for trading purposes. The Company is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies) (see Notes 4 and 14).

Carrying Amounts and Fair Values — The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2004		December 26, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$163,473	$163,473	$178,050	$178,050
Restricted cash	45,387	45,387	21,123	21,123
Third-party debt	3,058	3,058	1,423	1,423
Intercompany notes receivable — current	1,265	—	564	—
Intercompany notes receivable — long-term	25,883	—	25,883	—
Intercompany notes payable — current	6,604	—	7,488	—
Intercompany notes payable — long-term	129,283	—	129,283	—
Derivatives:
Foreign currency contracts	(31)	(31)	215	215

In the ordinary course of business, the Company is contingently liable for performance under letters of credit, bank guarantees and surety bonds totaling $186,830 and $159,298 as of December 31, 2004 and December 26, 2003, respectively. In the Company’s past experience, no material claims have been made against these financial instruments. Management of the Company does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

As of December 31, 2004, the Company had $28,519 of foreign currency contracts outstanding. These foreign currency contracts mature during 2005. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

17.   Financial Instruments and Risk Management — (Continued)

Company’s customer base and their dispersion across different business and geographic areas. As of December 31, 2004 and December 26, 2003, the Company had no significant concentrations of credit risk.

18.   Related Party Transactions

The Company enters into long-term contracts as a subcontractor and/or performs subcontracting work for certain Foster Wheeler affiliates. Included in the consolidated statement of operations and comprehensive income/(loss) for 2004, 2003 and 2002 related to these contracts and intercompany borrowings is the following:

	December 31, 2004	December 26, 2003	December 27, 2002

Operating revenue	$5,550	$4,272	$8,882
Cost of operating revenue	49,968	10,757	29,926
Interest income	3,744	4,816	6,293
Interest expense	3,486	4,105	5,899

Costs incurred by Foster Wheeler Ltd. and certain of its affiliates on behalf of the Company are charged to the Company through a management fee. These fees represent management’s estimation of a reasonable allocation of the Company’s share of such costs. These costs, plus royalty fees, are included in costs and expenses and totaled $24,980, $18,886 and $23,146 in 2004, 2003 and 2002, respectively.

Included in the consolidated balance sheet for 2004 and 2003 related to long-term contract activity and intercompany borrowings with Foster Wheeler affiliates is the following:

	December 31, 2004	December 26, 2003

Accounts and notes receivable — other	$16,249	$18,658
Intercompany notes receivable	27,148	26,447
Accounts payable	30,202	49,439
Intercompany notes payable	135,887	136,771

Intercompany notes payable includes $103,400 which bears interest at LIBOR plus .375% and $25,883 which bears interest at 2.0%.

Also reflected in the balance sheet, due to the uncertainty of collection based on the going concern issues addressed in Note 2, the Company reduced intercompany notes receivable and charged shareholder’s deficit for its notes receivable from U.S. affiliates. The year-over-year change is reflected in the Consolidated Statement of Changes in Shareholder’s Deficit and the Consolidated Statement of Cash Flows. The impact on shareholder’s deficit was a reduction of $99,408 and $65,151 at December 31, 2004 and December 26, 2003, respectively.

Additionally, at December 31, 2004 and December 26, 2003, the Company held investments in unconsolidated affiliates of $57,687 and $51,544 at cost, respectively.

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 31, 2004, December 26, 2003, and December 27, 2002.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

19.   Sale of Certain Business Assets

In 2004, the Company sold minority equity interests in special-purpose companies established to develop power plant projects in Europe. The Company recorded an aggregate gain on the sales of $19,200 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive income/(loss).

In 2004, the Company also entered into a binding agreement to sell 10% of its equity interest in a waste-to energy project in Italy. The Company recorded a loss on the sale of $3,300 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive income/(loss).

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES Consolidated Financial Statements December 31, 2004

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income/(loss), of cash flows and of changes in shareholder’s deficit present fairly, in all material respects, the financial position of Foster Wheeler International Corporation, Inc. and Subsidiaries (the “Company”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company and the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 31, 2004 and has a shareholders’ deficit of $513,283,000 at December 31, 2004. The Parent has substantial debt obligations and during 2004 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 30, 2005

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(in thousands of dollars)

	For the Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002

Revenues:
Operating revenues	$1,611,229	$2,082,018	$1,593,594
Cost of operating revenues	(1,463,463)	(1,994,210)	(1,561,074)

Contract Profit	147,766	87,808	32,520
Selling, general and administrative expenses	(109,107)	(78,963)	(65,986)
Interest income (including $3,744 in 2004, $4,816 in 2003 and $6,293 in 2002 with affiliates)	9,075	8,810	11,278
Other income	56,200	41,907	33,812
Interest expense (including $(3,486) in 2004, $(4,105) in 2003 and $(5,899) in 2002 with affiliates)	(5,208)	(4,545)	(6,600)
Other deductions	(15,903)	(34,772)	(28,819)

Earnings/(loss) before income taxes	82,823	20,245	(23,795)
Provision for income taxes	(33,806)	(18,073)	(6,613)

Net earnings/(loss)	49,017	2,172	(30,408)
Other comprehensive income/(loss):
Change in net loss on derivative instruments designated as cash flow hedges (net of taxes of $(279) in 2002)	—	—	517
Change in accumulated translation adjustment during the year	36,260	(13,640)	24,020
Minimum pension liability adjustment (net of tax (provision)/benefits: $986 in 2004, $(18,886) in 2003 and $73,400 in 2002)	(1,826)	44,483	(170,303)

Comprehensive income/(loss)	$83,451	$33,015	$(176,174)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)

	December 31, 2004	December 26, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$163,473	$178,050
Accounts and notes receivable:
Trade, net	229,825	214,968
Other (including $16,249 in 2004 and $18,658 in 2003 with affiliates)	28,380	45,259
Intercompany notes	1,265	564
Contracts in process	13,801	28,628
Inventories	898	897
Prepaid, deferred and refundable income taxes	22,260	30,033
Prepaid expenses	7,477	7,466

Total current assets	467,379	505,865

Land, buildings and equipment	132,355	124,713
Less accumulated depreciation	104,861	96,094

Net book value	27,494	28,619

Restricted cash	45,387	21,123
Notes and accounts receivable — long-term	1,535	1,654
Intercompany notes receivable — long-term	25,883	25,883
Investment and advances	140,912	117,272
Deferred income taxes	50,169	56,334
Asbestos-related insurance recovery receivable	42,400	—
Other assets	10,372	9,537

TOTAL ASSETS	$811,531	$766,287

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Current installments on capital lease obligations	$643	$440
Accounts payable (including $30,202 in 2004 and $49,439 in 2003 with affiliates)	167,878	185,125
Accrued expenses	109,320	123,702
Intercompany notes payable	6,604	7,488
Estimated costs to complete long-term contracts	200,742	257,339
Advance payments by customers	64,580	32,380
Income taxes	30,249	28,962

Total current liabilities	580,016	635,436

Capital lease obligation	2,415	983
Intercompany notes payable - long-term	129,283	129,283
Deferred income taxes	4,900	5,438
Pension, postretirement and other employee benefits	64,705	78,210
Deferred gain	76,383	74,151
Asbestos-related liability	42,400	—
Other long-term liabilities and minority interest	16,140	80
Commitment and contingencies

TOTAL LIABILITIES	916,242	923,581

Shareholder’s Deficit:
Common stock, no par value, 1,000 shares authorized, 25 shares issued and outstanding	20	20
Capitalization of intercompany notes	(99,408)	(65,151)
Paid-in capital	2,351	2,351
Retained earnings	146,429	94,023
Accumulated other comprehensive loss	(154,103)	(188,537)

TOTAL SHAREHOLDER’S DEFICIT	(104,711)	(157,294)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$811,531	$766,287

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT
(in thousands of dollars)

	December 31, 2004	December 26, 2003	December 27, 2002

Common Stock
Balance at beginning and end of year	$20	$20	$20

Capitalization of Intercompany Notes
Balance at beginning of year	(65,151)	(10,539)	10,859
Current year activity	(34,257)	(54,612)	(21,398)

Balance at end of year	(99,408)	(65,151)	(10,539)

Paid-in Capital
Balance at beginning and end of year	2,351	2,351	2,351

Retained Earnings
Balance at beginning of year	94,023	92,251	123,245
Net earnings/(loss) for the year	49,017	2,172	(30,408)
Adjustment for Foster Wheeler Energia S.A. (see Note 3)	3,589	—	—
Dividends paid to parent	(200)	(400)	(586)

Balance at end of year	146,429	94,023	92,251

Accumulated Other Comprehensive Loss
Balance at beginning of year	(188,537)	(219,380)	(73,614)
Change in net loss on derivative instruments designated as cash flow hedges (net of taxes of $279 in 2002)	—	—	517
Change in accumulated translation adjustment during the year	36,260	(13,640)	24,020
Minimum pension liability adjustment (net of tax (provision)/benefits: $986 in 2004, $(18,886) in 2003 and $73,400 in 2002)	(1,826)	44,483	(170,303)

Balance at end of year	(154,103)	(188,537)	(219,380)

Total Shareholder’s Deficit	$(104,711)	$(157,294)	$(135,297)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)

	For the Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss)	$49,017	$2,172	$(30,408)
Adjustments to reconcile net earnings/(loss) to cash flows from operating activities:
Depreciation and amortization	8,389	9,294	9,404
Provision for losses on accounts receivable	6,109	7,631	19,019
Deferred tax	13,447	18,515	561
Net loss/(gain) on asset sales	13	(28)	(3,260)
Net gain on investments	(15,915)	—	—
Equity earnings, net of dividends	(11,292)	(12,911)	(9,443)
Other noncash items	29	(1,030)	(6,508)
Changes in assets and liabilities:
Receivables	12,086	18,606	33,617
Contracts in process and inventories	16,516	31,745	18,095
Accounts payable and accrued expenses	15,234	(6,267)	4,221
Estimated costs to complete long-term contracts	(61,226)	45,233	42,326
Advance payments by customers	31,571	(36,905)	29,376
Income taxes	7,941	2,288	(2,742)
Other assets and liabilities	(10,655)	6,196	(4,318)

Net cash provided by operating activities	30,796	84,539	99,940

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(22,037)	11,214	(30,169)
Capital expenditures	(2,645)	(5,586)	(6,716)
Proceeds from sale of properties	259	375	526
Decrease/(increase) in investments and advances	359	940	(6,007)
Proceeds from sale of Foster Wheeler Energia S.A. (see Note 3)	3,589	—	—
Decrease in short-term investments	—	41	6,280

Net cash (used)/provided by investing activities	(20,475)	6,984	(36,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalization of intercompany notes	(34,257)	(54,611)	(21,398)
Dividends paid to parent	(200)	(400)	(586)
Change in notes with affiliates	6,121	(9,283)	15,008
Payments of long-term debt	(14)	(5)	(619)
Payments of capital lease obligations	(521)	—	—
Decrease in bank loans	—	(13,739)	(2,133)

Net cash used by financing activities	(28,871)	(78,038)	(9,728)

Effect of exchange rate changes on cash and cash equivalents	3,973	9,533	4,744

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(14,577)	23,018	58,870
Cash and cash equivalents at beginning of year	178,050	155,032	96,162

CASH AND CASH EQUIVALENTS AT END OF YEAR	$163,473	$178,050	$155,032

NONCASH INVESTING AND FINANCING ACTIVITIES: In 2004, land, building and equipment increased by $2.7 million with a corresponding increase to capital lease obligations.

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

1. Nature of Operations and Relationship to Foster Wheeler Ltd. and Subsidiaries

Foster Wheeler International Corporation (the “Company”) is a wholly owned subsidiary of Foster Wheeler International Holdings, which is an indirectly wholly owned subsidiary of Foster Wheeler Ltd. The principal operations of the Company are to provide design, engineer, and construct petroleum processing facilities (upstream and downstream), chemical, petrochemical, pharmaceutical and natural gas liquefaction (LNG) facilities, and related infrastructure, including power generation and distribution facilities, production terminals and pollution control equipment. The Company principally operates under one segment, primarily outside of the United States, with operations in the United Kingdom, Italy, France, Turkey, Spain, Singapore, Thailand, Malaysia, South Africa and Canada.

The Company has transactions and relationships with Foster Wheeler Ltd. and its affiliates. The financial position, results of operations, and the cash flows of the Company have been impacted by these transactions and relationships as discussed in Notes 2, 3, 9, 18 and 19.

2. Liquidity and Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is largely dependent on Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd. and the Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s and the Company’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, including those resulting from asbestos-related liabilities, as well as Foster Wheeler Ltd.’s ability to maintain credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. incurred significant operating losses in each of the years in the three-year period ended December 31, 2004, and has a shareholders’ deficit of $513,283 as of December 31, 2004.

In 2004, Foster Wheeler Ltd. consummated an equity-for-debt exchange in which it issued common shares, preferred shares, warrants to purchase common shares and new notes in exchange for certain of its outstanding debt securities and trust securities. The exchange offer reduced Foster Wheeler Ltd.’s existing debt (excluding a reduction in deferred accrued interest of $31,128) by $437,041, improved the shareholders’ deficit by $448,136 and when combined with the proceeds from the issuance of the new notes that were used to repay amounts that were outstanding under a previous Senior Credit Facility, eliminated substantially all material scheduled corporate debt maturities prior to 2011. After completing the exchange, Foster Wheeler Ltd. had outstanding debt obligations of approximately $570,073 as of December 31, 2004.

In August of 2002, Foster Wheeler Ltd. negotiated a Senior Credit Facility that was comprised of a $71,000 term loan, a $69,000 revolving credit facility and a $149,900 letter of credit facility having an April 30, 2005 maturity date. In connection with the equity-for-debt exchange, Foster Wheeler Ltd. prepaid the term loan and amounts outstanding under the revolving credit facility. Accordingly, there were no borrowings outstanding under the Senior Credit Facility as of December 31, 2004. Letters of credit of $90,018 remained outstanding under the Senior Credit Facility as of December 31, 2004.

In March 2005, the Senior Credit Facility was replaced with a new 5-year $250,000 Senior Credit Agreement. The new Senior Credit Agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus a spread. Standby letters of credit issued under the new Senior Credit Agreement will carry a fixed price throughout the life of the facility. The Senior Credit Agreement is collateralized by the assets and/or the stock of certain of Foster Wheeler Ltd.’s domestic subsidiaries and certain of its foreign subsidiaries. Foster Wheeler Ltd. paid up-front fees to the lender of approximately $8,225 in conjunction with the execution of the Senior Credit Agreement. Such fees, paid predominately in the first quarter of 2005, have been deferred and will be amortized to expense over the life of the agreement.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Liquidity and Going Concern — (Continued)

Foster Wheeler Ltd. finalized a sale/leaseback arrangement for an office building at its corporate headquarters in the third quarter of 2002. Under this arrangement, Foster Wheeler Ltd. leases the facility for an initial non-cancelable period of 20 years. The long-term capital lease obligation of $45,280 as of December 31, 2004 is included in long-term debt in Foster Wheeler Ltd.’s consolidated balance sheet.

The new Senior Credit Agreement and the sale/leaseback arrangement have quarterly financial covenant compliance requirements. Management’s forecast indicates that Foster Wheeler Ltd. will be in compliance with the financial covenants throughout 2005. The forecast assumes a significant level of new contracts and improved performance on existing contracts. However, there can be no assurance that Foster Wheeler Ltd. will comply with the covenants. If Foster Wheeler Ltd. violates a covenant under the Senior Credit Agreement or the sale/leaseback arrangement, repayment of amounts outstanding under such agreements could be accelerated and the following borrowings outstanding could also be accelerated: the 2011 Senior Notes, the 2005 Senior Notes, the Convertible Subordinated Notes, the Trust Preferred Securities, the Subordinated Robbins Facility Exit Funding Obligations, and certain of the special-purpose project debt facilities. The total amount of Foster Wheeler Ltd. debt that could be accelerated is $463,563 as of December 31, 2004. Foster Wheeler Ltd. would not be able to repay amounts borrowed if the payment dates were accelerated.

Holders of Foster Wheeler Ltd.’s new 2011 Senior Notes have a security interest in the stock, debt and assets of certain of Foster Wheeler Ltd.’s subsidiaries. The 2011 Senior Notes contain incurrence covenants that limit Foster Wheeler Ltd.’s ability to undertake certain actions including incurring debt, making certain payments and investments, granting liens, selling assets and entering into specific intercompany transactions, among others. Management monitors these covenants to ensure Foster Wheeler Ltd. remains in compliance with the indenture.

In connection with the exchange, the holders of Foster Wheeler Ltd.’s 2005 Senior Notes agreed to amend the indenture governing these notes to effectively eliminate the security interest previously held by the notes.

On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provided for up to $45,000 of additional revolving loans available to provide working capital. As of December 31, 2004, the facility remained undrawn. In December 2004, the U.K. subsidiaries gave notice canceling the revolving credit facility effective January 24, 2005.

Since January 15, 2002, Foster Wheeler Ltd. has exercised its right to defer payments on the Trust Preferred Securities. The aggregate liquidation amount of the Trust Preferred Securities at December 31, 2004 was $71,177 after completing the equity-for-debt exchange. The previous Senior Credit Facility required Foster Wheeler Ltd. to defer the payment of the dividends on the Trust Preferred Securities and, accordingly, no dividends were paid during 2004 or 2003. As of December 31, 2004, the amount of dividends deferred plus accrued interest approximates $23,460. Foster Wheeler Ltd. intends to continue to defer payment of the dividends on the Trust Preferred Securities until January 15, 2007 - the full term allowed by the underlying agreement. Once the deferred dividend obligation has been satisfied, Foster Wheeler Ltd. has the right to defer subsequent dividend payments for an additional 20 consecutive quarters. The new Senior Credit Agreement requires the approval of the lenders to make payments on the Trust Preferred Securities to the extent such payments are not contractually required by the underlying Trust Preferred Securities agreements.

Foster Wheeler Ltd.’s European Power subsidiary in Finland is a party to two Euro-denominated performance bond facilities with financial institutions that contain covenants. Obligations under both facilities are guaranteed by Foster Wheeler Ltd. The covenants include (i) a limitation on the amount of dividends to 75% of the subsidiary’s annual earnings and (ii) a requirement that the payment of dividends and certain

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Liquidity and Going Concern — (Continued)

restricted payments be subject to the subsidiary having minimum equity ratios, calculated as equity divided by total assets each as defined in the facilities. In addition, the facilities require the subsidiary to maintain a minimum equity ratio.

One of the performance bond facilities is dedicated to a specific project and, as of December 31, 2004, had performance bonds outstanding equivalent to $24,522 (none of which has been drawn as of such date). Covenants under this facility are tested quarterly. The second facility is a general performance bond facility and, as of December 31, 2004, had performance bonds outstanding in favor of several clients equivalent to $10,114 (none of which has been drawn).

As a result of operating losses at the foreign subsidiary during the second quarter of 2004, the equity of Foster Wheeler Ltd.’s subsidiary fell below the minimum equity ratios, breaching the covenants contained in the two performance bond facilities. On August 6, 2004 and August 9, 2004, Foster Wheeler Ltd.’s foreign subsidiary obtained waivers from the financial institutions providing the performance bond facilities.

The waiver for the project-specific performance bond facility requires that the foreign subsidiary make no dividends or other restricted payments, including intercompany loans, debt service on existing intercompany loans, royalties, and management fees, for as long as the foreign subsidiary’s equity remains below the minimum equity ratio levels so long as the performance bonds are outstanding. Foster Wheeler Ltd.’s subsidiary remained below the minimum equity ratio as of December 31, 2004. On March 15, 2005, the bond expired and the banks funded the client and Foster Wheeler Ltd. reimbursed the banks. The bond is therefore no longer outstanding. It is the intention of Foster Wheeler Ltd. to issue a letter of credit under the new Senior Credit Agreement and thus recover the cash from the client.

The waiver for the general performance bond facility is effective through March 31, 2005. As of that date, approximately $4,900 is forecasted to be outstanding under the facility. Foster Wheeler Ltd. has provided a standby letter of credit to back up the general performance bond facility and intends to do so until such facility can be permanently replaced or the last performance bond issued there under has expired. Therefore, Foster Wheeler Ltd. believes this matter will not have an adverse impact on its forecasted liquidity. The foreign subsidiary’s inability to pay dividends and restricted payments because of its failure to remain in compliance with the minimum equity ratio covenant is reflected in Foster Wheeler Ltd.’s liquidity forecasts.

Management closely monitors liquidity and updates its U.S. liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, working capital needs and unused credit line availability. Foster Wheeler Ltd.’s cash flow forecasts continue to indicate that sufficient cash will be available to fund Foster Wheeler Ltd.’s U.S. and foreign working capital needs throughout 2005.

As of December 31, 2004, Foster Wheeler Ltd. had cash and cash equivalents, short-term investments, and restricted cash totaling $390,186, compared to $430,170 as of December 26, 2003. Of the $390,186 total at December 31, 2004, $319,612 was held by foreign subsidiaries.

Foster Wheeler Ltd.’s domestic operating entities are cash flow positive. However they do not generate sufficient cash flow to cover the costs related to Foster Wheeler Ltd.’s indebtedness, obligations to fund U.S. pension plans, and corporate overhead expenses. Consequently, Foster Wheeler Ltd. requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs and to service its debt. Foster Wheeler Ltd.’s current 2005 forecast assumes total cash repatriation from its non-U.S. subsidiaries of approximately $107,000 from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends. In 2004 and 2003, Foster Wheeler Ltd. repatriated approximately $77,000 and $100,000, respectively, from its non-U.S. subsidiaries.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Liquidity and Going Concern — (Continued)

There can be no assurance that the forecasted foreign cash repatriation will occur, as the non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of Foster Wheeler Ltd.’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. The repatriation of funds may also subject those funds to taxation. As a result of these factors, Foster Wheeler Ltd. may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries in the amount forecasted above.

Commercial operations under a domestic contract retained by Foster Wheeler Ltd. in connection with the sales of assets of the Foster Wheeler Environmental Corporation (“Environmental”), commenced in January 2004. The plant processes low-level nuclear waste for the U.S. Department of Energy (“DOE”). Foster Wheeler Ltd. funded the plant’s construction costs and operates the facility. The majority of Foster Wheeler Ltd.’s invested capital was recovered during the early stages of processing the first stream of waste materials. This project successfully processed all quantities of the first waste stream of materials ahead of schedule and is currently finalizing the processing line for the second waste stream. In 2004, the project generated net cash flow of approximately $53,300. An additional $17,800 of capital recovery is dependent on the initial processing of the second waste stream of materials. This capital recovery is expected in 2005.

Foster Wheeler Ltd.’s inability to operate profitably and to generate cash flows from operations, its reliance on repatriated cash from its foreign subsidiaries to fund its domestic obligations, and its obligations to maintain minimum debt covenants to avoid possible acceleration of its debt, raises substantial doubt about Foster Wheeler Ltd.’s and the Company’s ability to continue as a going concern.

3. Sale of Investment in Foster Wheeler Energia S.A.

In October 2003, pursuant to a Stock Purchase Agreement dated October 10, 2003 (“SPA”), the Company sold its investment in Foster Wheeler Energia S.A., a wholly owned subsidiary of Foster Wheeler Europe Limited, for proceeds of approximately $30,675. The subsidiary was sold to a wholly owned affiliate of Foster Wheeler Ltd. The sales price approximated the carrying value. The Company has reflected this transaction as a reorganization of companies under common control. Accordingly, the 2002 financial statements were revised to eliminate the activity of Foster Wheeler Energia S.A. from the consolidated statements of operations and cash flows. In May 2004, pursuant to the SPA, an additional payment of $3,589 was made to the Company. The payment could not be estimated at the time of purchase, and was therefore not accrued. The payment received by the Company was recorded as a decrease in accumulated deficit in 2004.

4. Summary of Significant Accounting Policies

Principles of Consolidation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Foster Wheeler International Corporation and all significant subsidiary companies. All significant intercompany transactions and balances have been eliminated.

The Company’s fiscal year is the 52- or 53- week annual accounting period ending the last Friday in December for domestic companies and December 31 for foreign companies. For domestic companies, the year 2004 included 53 weeks and the years 2003 and 2002 included 52 weeks.

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

Revenue Recognition on Long-term Contracts — Revenues and profits on long-term fixed-price contracts are recorded under the percentage-of-completion method. Progress toward completion is measured using physical completion of individual tasks for all contracts with a value of $5,000 or greater. Progress towards completion of fixed-priced contracts with a value under $5,000 is measured using the cost-to-cost method.

Revenues and profits on cost-reimbursable contracts are recorded as the costs are incurred. The Company includes flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when the Company is responsible for the engineering specifications and procurement for such costs.

Contracts in progress are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances are presented as “estimated costs to complete long-term contracts.” The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. However, current estimates may be revised as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”) and Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” the Company reviews its contracts monthly. As a result of this reevaluation process, in 2004 27 individual projects had final estimated profit revisions exceeding $1,000. These revisions resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third party materials and equipment at costs differing from previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs. The net aggregate dollar value of the accrued contract profit resulting from these estimate changes during 2004 amounted to a net increase of $76,500. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4. Summary of Significant Accounting Policies — (Continued)

incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings. As of December 31, 2004, the Company had recorded a commercial claims receivable of $544.

Cash and Cash Equivalents — Cash and cash equivalents include liquid short-term investments purchased with original maturities of three months or less. The Company requires a substantial portion of these funds to support their liquidity and working capital needs. Accordingly, these funds may not be readily available for repatriation to its parent.

Restricted Cash — Restricted cash consists of approximately $34,800 at December 31, 2004 that was required to collateralize letters of credit and bank guarantees, and approximately $10,600 of client escrow funds.

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

Accounts and Notes Receivable Other — Non-trade accounts and notes receivable consist primarily of receivables from affiliated companies of $16,249 at December 31, 2004, and $18,658 at December 26, 2003, foreign refundable value-added tax and accrued interest receivable.

Land, Buildings and Equipment — Depreciation is computed on a straight-line basis using composite estimated lives ranging from 10 to 50 years for buildings and from 3 to 35 years for equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in earnings.

Investments and Advances — The Company uses the equity method of accounting for investment ownership of between 20% and 50% in affiliates unless significant economic considerations indicate that the cost method is appropriate due to a lack of a controlling financial interest. Investment ownership of less than 20% in affiliates is carried at cost.

Income Taxes — Income tax expense in the Company’s statement of operations has been calculated on a separate company basis for its subsidiaries that file tax returns in their foreign jurisdictions. Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

	December 31, 2004	December 26, 2003	December 27, 2002

Cumulative translation adjustment at beginning of year	$(62,897)	$(49,257)	$(73,277)
Current year foreign currency adjustment	36,260	(13,640)	24,020

Cumulative translation adjustment at end of year	$(26,637)	$(62,897)	$(49,257)

For the year ended December 31, 2004, the Company recorded an after-tax net foreign currency transaction loss of $2,560. For the year ended December 31, 2003, the Company recorded an after-tax net foreign currency transaction gain of $4,701, and in the year ended December 31, 2002, recorded after-tax net foreign currency transaction loss of $1,918.

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

Stock Option Plans — Foster Wheeler Ltd. has fixed option plans which reserve common shares for issuance to executives, key employees, and directors. Employees of the Company participate in these plans. Foster Wheeler Ltd. and the Company have adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock Based Compensation — Transition and Disclosure.” Foster Wheeler Ltd. and the Company continue to account for stock options granted to employees and directors using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation costs for the stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, the Company’s net earnings/(loss) would have been as follows:

	December 31, 2004	December 26, 2003	December 27, 2002

Net earnings/(loss) — as reported	$49,017	$2,172	$(30,408)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards net of taxes of $174 in 2004 and $92 in 2003 and $23 in 2002	(346)	(186)	(46)

Net earnings/(loss) — pro forma	$48,671	$1,986	$(30,454)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31, 2004	December 26, 2003	December 27, 2002

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	50.00%	88.23%	83.62%
Risk-free interest rate	2.99%	3.22%	2.90%
Expected life (years)	3.0	5.0	5.0

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4. Summary of Significant Accounting Policies — (Continued)

On September 10, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”) which reserves 56,421 preferred shares for issuance. The options granted under the 2004 Plan expire up to a maximum of ten years from the date granted. On October 6, 2004, management was issued options under the 2004 Plan to purchase 43,103 preferred shares at an exercise price of $9.378 per common share issuable. Such options expire on October 5, 2007. One third of the options issued to management vest in the fourth quarter of 2005, and the balance vest during the fourth quarter of 2006.

Under Foster Wheeler Ltd.’s 1995 Stock Option Plan approved by that company’s shareholders in April 1995 and amended in April 1999 and May 2002, the total number of shares of common stock that may be granted is 265,000.

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

The Foster Wheeler Ltd. shareholders approved several capital share alterations at the November 29, 2004 meeting. Among them was a one-for-twenty reverse stock split. Please note that all stock option amounts reflect post reverse stock split amounts.

Information as of and for the years ended December 31, 2004, 2003 and 2002 relating to options granted to Company personnel and options available for grant is as follows (presented in actual number of shares):

	December 31, 2004		December 26, 2003		December 27, 2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Options outstanding, beginning of year	69,419	$179.08	69,249	$180.08	31,785	$356.66
Options exercised	—		—		—
Options granted	746,475	$9.38	857	23.40	37,827	32.80
Options cancelled or expired	(888)	$187.69	(687)	71.49	(363)	199.60

Options outstanding, end of year	815,006	$23.65	69,419	$179.08	69,249	$180.08

Option price range at end of year	$9.38 - $843.75		$23.40 - $843.75		$32.80 - $843.75

Options available for grant at end of year	869,273		25,342		22,253

Weighted-average fair value of options granted during the year	$3.30		$15.80		$22.20
Options exercisable at end of year	56,089		40,972		31,322
Weighted-average price of exercisable options at end of year	$211.54		$275.63		$358.42

The following table summarizes information about fixed-price stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2004	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/2004	Weighted- Average Exercise Price

$9.38	746,475	9.8 years	$9.38	—	$—
$23.40 to $32.80	38,184	7.8 years	$32.59	25,742	$32.49
$113.75	7,475	6.0 years	$113.75	7,475	$113.75
$180.00	2,700	5.0 years	$180.00	2,700	$180.00
$270.00 to $301.25	8,888	4.2 years	$285.60	8,888	$285.60
$552.50 to $738.75	10,555	1.9 years	$619.50	10,555	$619.50
$843.75	729	1.4 years	$843.75	729	$843.75

	815,006			56,089

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4. Summary of Significant Accounting Policies — (Continued)

Recent Accounting Developments — On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the consolidated statement of operations and comprehensive loss based on their fair values. Prior to SFAS No. 123R, the Company adopted the disclosure-only provisions of SFAS No. 123 and therefore only certain pro forma disclosures of the fair value of share-based payments were required in the notes to the consolidated financial statements. SFAS No. 123R provides for the adoption of the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, share-based employee compensation cost would be recognized from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, employee compensation cost would be recognized for periods presented prior to the adoption of the proposed standard in accordance with the original provisions of SFAS No. 123; that is, employee compensation cost would be recognized in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. Adoption of the provisions of SFAS No. 123R is effective as of the beginning of the Company’s quarter ending September 30, 2005. The Company is still evaluating the method of adoption and the impact that the adoption of SFAS No. 123R will have on its consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, SFAS No. 153 provides that exchanges of nonmonetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the consolidated financial statements of the Company.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

5. Accounts and Notes Receivable — Trade

The following table shows the components of trade accounts and notes receivable:

	December 31, 2004	December 26, 2003

From long-term contracts:
Amounts billed due within one year	$147,116	$171,603

Retention - Billed:
Estimated to be due in: 2004	—	2,868
2005	5,006	128
2006	30	656
2007	570	—

Total billed	5,606	3,652

Retention - Unbilled:
Estimated to be due in:
2004	—	51,731
2005	87,836	234
2006	—	—
2007	—	2,698
2008	4,019	—

Total unbilled	91,855	54,663

Total retentions	97,461	58,315

Total receivables from long-term contracts	244,577	229,918
Other trade accounts and notes receivable	—	56

	244,577	229,974
Less: allowance for doubtful accounts	14,752	15,006

Net Trade Accounts and Notes Receivable	$229,825	$214,968

Unbilled amounts are billed in accordance with contract provisions that include monthly, milestone and other billing criteria.

Changes in the allowance for doubtful accounts during the years ended December 31, 2002 through 2004 are presented below.

	2004	2003	2002

Balance at beginning of year	$15,006	$14,399	$2,988
Additions	6,109	7,631	19,019
(Deductions)/amounts recovered	(6,363)	(7,024)	(7,608)

Balance at end of year	$14,752	$15,006	$14,399

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

6. Contracts in Process and Inventories

The following table shows the elements included in contracts in process as related to long-term contracts:

	December 31, 2004	December 26, 2003

Contracts in Process
Costs plus accrued profits less earned revenues on contracts currently in process	$18,055	$32,501
Less: progress payments	4,254	3,873

Net	$13,801	$28,628

Costs of inventories are shown below:

	December 31, 2004	December 26, 2003

Inventories
Materials and supplies	$518	$510
Finished goods	361	387
Other	19	—

Total	$898	$897

7. Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	December 31, 2004	December 26, 2003

Land and land improvements	$35	$32
Buildings	27,420	22,791
Equipment	104,900	101,890

Total	$132,355	$124,713

Depreciation and amortization expenses for the years 2004, 2003 and 2002 was $8,360, $7,440 and $9,257, respectively.

8. Investments, Advances and Equity Interests

The Company owns a non-controlling equity interest in two electric power generation projects and one waste-to-energy project in Italy. Two of the projects in Italy are each 42% owned while the third is 49% owned by the Company. In 2004, the Company entered into a binding agreement to sell 10% of its minority equity interest in the third Italian project. Following is summarized financial information for the Company’s equity affiliates combined, as well as the Company’s interest in the affiliated.

	2004	2003

Balance Sheet Data:
Current assets	$147,625	$94,525
Other assets (primarily buildings and equipment)	414,779	409,267
Current liabilities	39,445	31,445
Other liabilities (primarily long-term debt)	404,802	385,047

Net assets	$118,157	$87,300

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

8. Investments, Advances and Equity Interests — (Continued)

	For the Year Ended
	2004	2003	2002

Income Statement Data:
Total revenues	$240,228	$216,006	$168,421
Gross earnings	59,760	56,355	42,819
Income before taxes	43,599	38,062	31,013
Net earnings	26,317	22,802	17,303

The Company’s share of the net earnings of equity affiliates, included in other income, totaled $11,292, $9,738 and $7,334 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s investment in the equity affiliates totaled $48,458 and $36,681 as of December 31, 2004 and 2003, respectively. The Company has guaranteed certain performance obligations of these projects. The Company’s contingent obligations under the guarantees for two of the projects are approximately $1,000 in total. The contingent obligation for the third project is capped at approximately $10,300 over the twelve-year life of the project’s financing; to date, no amounts have been paid under this guarantee. The Company has also provided a guarantee of $5,200 representing 49% of the debt service reserve letter of credit providing liquidity should the performance of the third project be insufficient to cover the debt service payments.

The undistributed retained earnings of the Company’s equity investees amounted to approximately $42,000 and $28,500 at December 31, 2004 and December 26, 2003, respectively.

Additionally, at December 31, 2004, the Company held investments in unconsolidated affiliates of $56,819 carried at cost since the Company does not hold a controlling financial interest. The Company has made advances of approximately $34,800 to its third-party equity investees.

9. Income Taxes

The Company’s earnings/(losses) before income taxes for the years 2004, 2003 and 2002 were taxed under the following jurisdictions.

	2004	2003	2002

Domestic	$20,898	$17,984	$13,847
Foreign	61,925	2,261	(37,642)

Earnings/(loss) before income taxes	$82,823	$20,245	$(23,795)

The provision for income taxes on those earnings/(losses) was as follows:

	2004	2003	2002

Current tax expense:
Domestic	$(1,304)	$(5,000)	$(1,646)
Foreign	(35,713)	(22,481)	(14,643)

Total current	(37,017)	(27,481)	(16,289)

Deferred tax benefit:
Domestic	—	—	—
Foreign	3,211	9,408	9,676

Total deferred	3,211	9,408	9,676

Total provision for incomes taxes	$(33,806)	$(18,073)	$(6,613)

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

9. Income Taxes — (Continued)

Deferred tax assets (liabilities) consist of the following:

	2004	2003

Net operating loss carryforwards	$16,176	$15,357
Valuation allowance	(57,519)	(57,018)
Fixed assets and operating leases	30,655	27,718
Pension	18,568	25,852
Other	9,299	12,819
Difference between book and tax recognition of income	167	(87)
Tax credit carryforwards	25,839	25,773
Contract and bonus reserve	21,944	21,797

Net deferred tax assets (liabilities)	$65,129	$72,211

As reflected above, the Company has recorded various deferred tax assets/(liabilities). Realization is dependent on generating sufficient taxable income. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. Certain components of the deferred tax assets for 2003 shown above have changed from the amounts originally reported in 2003. In all cases, any such adjustment was offset by a corresponding adjustment to the valuation allowance for 2003 such that the reported net deferred tax assets (liabilities) for 2003 did not change. The valuation allowance increased by $501 in 2004. A valuation allowance is required under SFAS No. 109, “Accounting for Income Taxes” when there is an evidence of losses from operations in the three most recent years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided in the current year do not begin expiring until 2011 and beyond, based on the current tax laws.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings/(loss) before income taxes, as a result of the following:

	2004	2003	2002

Tax provision/(benefit) at U.S. statutory rate	35.0%	35.0%	(35.0)%
Permanent differences/Non-deductible expenses/other	10.0%	32.6%	126.4%
Nontaxable income	(3.3)%	—%	—%
Alternative minimum tax	2.6%	18.6%	5.1%
Valuation allowance	(2.6)%	15.0%	23.2%
Foreign rate differential	2.9%	21.9%	(6.8)%
Foreign tax credit utilized	(6.9)%	(32.8)%	(89.9)%
Other	3.1%	(1.0)%	4.8%

	40.8%	89.3%	27.8%

10. Pension and Other Postretirement Benefits

Pension Benefits — The Company’s subsidiaries in the United Kingdom and Canada have pension plans which cover all full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation. At December 31, 2004, the Company recognized a cumulative minimum liability in its consolidated financial statements for the underfunded amount of $183,164 pretax, resulting in a cumulative pretax charge to other comprehensive income/(loss). This represents a decrease in the minimum liability of $16,945 from the prior year, including the impact of foreign currency translation.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pension and Other Postretirement Benefits — (Continued)

The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

Other Postretirement Benefits — In addition to providing pension benefits, the Company’s subsidiary in Canada provides certain health care and life insurance benefits for retired employees (“other benefits”). Employees may become eligible for these other benefits if they qualify for and commence normal or early retirement pension benefits as defined in the pension plan while working for the Company. Benefits are provided through insurance companies.

The following chart contains the disclosures for the pension and the other benefits plans for the years 2004, 2003 and 2002.

	Pension Benefits		Other Benefits
	December 31, 2004	December 26, 2003	December 31, 2004	December 26, 2003

Projected Benefit Obligation (PBO):
PBO at beginning of period	$569,117	$487,734	$983	$697
Service cost	18,113	13,070	18	11
Interest cost	31,587	27,799	59	48
Plan participants’ contributions	8,107	7,147	—	—
Plan amendments	—	1,961	—	—
Actuarial (gain)/loss	271	158	(134)	149
Benefits paid	(25,041)	(22,072)	(66)	(47)
Special termination benefits/other	778	993	—	—
Foreign currency exchange rate changes	51,345	52,327	87	125

PBO at end of period	654,277	569,117	947	983

Plan Assets:
Fair value of plan assets at beginning of period	413,989	310,277	—	—
Actual return on plan assets	48,667	51,712	—	—
Employer contributions	28,510	26,721	66	47
Plan participants’ contributions	8,107	7,147	—	—
Benefits paid	(25,041)	(22,072)	(66)	(47)
Other	797	2,802	—	—
Foreign currency exchange rate changes	39,061	37,402	—	—

Fair value of plan assets at end of period	514,090	413,989	—	—

Funded Status:
Funded Status	(140,187)	(155,128)	(947)	(983)
Unrecognized net actuarial loss	253,541	265,932	119	249
Unrecognized prior service cost	8,673	9,894	(116)	(119)
Unrecognized transition (asset) obligation	—	(162)	—	—
Adjustment for the minimum liability	(183,164)	(200,109)	—	—

Accrued benefit cost	$(61,137)	$(79,573)	$(944)	$(853)

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pension and Other Postretirement Benefits — (Continued)

	Pension Benefits			Other Benefits
	December 31, 2004	December 26, 2003	December 27, 2002	December 31, 2004	December 26, 2003	December 27, 2002

Net Periodic Benefit Cost:
Service cost	$18,113	$13,071	$12,374	$18	$11	$15
Interest cost	31,587	27,799	20,502	59	48	67
Expected return on plan assets	(32,396)	(24,480)	(25,757)	—	—	—
Amortization of transition	8	71	63	—	—	(18)
Amortization of prior service cost	1,701	1,461	1,352	—	—	—
Recognized actuarial loss – other	18,135	20,311	8,340	(4)	(13)	—

Total SFAS No. 87 net periodic pension cost	$37,148	$38,233	$16,874	$73	$46	$64

	Pension Benefits			Other Benefits
	December 31, 2004	December 26, 2003	December 27, 2002	December 31, 2004	December 26, 2003	December 27, 2002

Assumptions:
Periodic Benefit Cost
Discount rate	5.46%	5.61%	5.75%	6.00%	6.25%	6.25%
Long-term rate of return	7.35%	7.51%	8.00%
Salary scale	3.08%	3.33%	4.00%

Benefit Obligations
Discount rate	5.45%	5.42%	5.60%	6.00%	6.00%
Salary scale	3.34%	3.07%	3.30%

Health-care cost trend:
2004	15.00%
Decline to 2014	4.00%

Assumed health-care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease

Effect on total of service and interest cost components	$2	$(2)
Effect on accumulated postretirement benefit obligations	$14	$(2)

Plan measurement date — The measurement date for all of the Company’s pension and other benefits plans is December 31 of each year for both plan assets and obligations.

Accumulated benefit obligation — The accumulated benefit obligation (ABO) for the Company’s pension plans totaled approximately $580,000 and $500,000 at year end 2004 and 2003, respectively. As previously discussed, the Company recorded charges to other comprehensive income/(loss) in each of the years 2000 through 2004, due to the ABO exceeding the fair value of plan assets.

Investment policy — Each of the Company’s plans is governed by a written investment policy.

The investment policy of the U.K. pension plan is designed to improve the ongoing funding level of the plan while gradually, over time, changing the mix of investment allocation between equities and bonds to

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pension and Other Postretirement Benefits — (Continued)

more fully match the liabilities of the plan. The bond and equity allocations range from 40% bonds and 60% equities to 50% bonds and 50% equities, depending on the funding level.

The investment policy of the Canadian pension plan uses a balances approach and allocates investments in pooled funds in accordance with the policy’s asset mix guidelines. These guidelines identify target, maximum and minimum allocations by asset class. The target allocation is 45% bonds, 50% equities and 5% cash. The minimum and maximum allocations are: 42.5% to 57.5% equities; 40% to 50% bonds; and 2.5% to 7.5% cash.

Long-term rate of return assumptions — The expected long-term rate of return on pension plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the pension plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. The long-term rate of return is reviewed annually by the Company for its funded plans and adjusted, if required. The weighted-average expected long-term rate of return on plan assets has declined from 8.0% to 7.3% over the past three years.

Plan Asset Allocations

	2004	2003

U.K. Plans
U.K. equities	60%	38%
Non-U.K. equities	1%	25%
U.K. fixed income securities	36%	32%
Non-U.K. fixed income securities	0%	0%
Other	3%	5%

Total	100%	100%

Canada Plan

Canadian equities	23%	23%
Non-Canadian equities	29%	26%
Canadian fixed income securities	43%	44%
Non-Canadian fixed income securities	0%	0%
Other	5%	7%

Total	100%	100%

Contributions — The Company expects to contribute approximately $30,700 to its pension plans and $79 to its other benefits plan in 2005.

Estimated future benefit payments — The following benefit payments, which reflect expected future service, are expected to be paid.

	Pension Benefits	Other Benefits

2005	$26,099	$79
2006	28,092	88
2007	28,556	98
2008	33,074	107
2009	37,798	117
2010-2014	231,673	724

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pension and Other Postretirement Benefits — (Continued)

Other Employee Benefits — The Company’s subsidiaries in Italy participate in a government-mandated indemnity program for its employees. Accordingly, the Company accrues one month’s salary per employee for each year of the employee’s service, payable when the employee leaves the Company. In 2004, 2003 and 2002, the Company recorded an expense of approximately $4,050, $3,700 and $3,300, respectively. A liability of $27,623 in 2004 and $25,176 in 2003 related to the Company’s obligation in connection with this program is included in pension, postretirement and other employee benefits obligation on the consolidated balance sheet.

11. Sale/leaseback Transactions

The Company entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the U.K. in 1999. In connection with these transactions, the Company recorded deferred gains which are being amortized to income over the term of the respective leases. The amortization was $4,135, $3,622 and $3,197, for the years ended 2004, 2003 and 2002, respectively. As of December 31, 2004 and December 26, 2003, the balance of the deferred gains was $76,383 and $74,151, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheet. The year-over-year increase in the deferred gain balance was primarily due to a change in foreign currency translation rates.

12. Operating Leases

The Company and certain of its subsidiaries are obligated under operating lease agreements primarily for office space. Rental expense for these leases totaled $23,711 in 2004, $19,588 in 2003 and $16,084 in 2002. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2005	$24,654
2006	20,764
2007	17,532
2008	15,281
2009	14,857
Thereafter	232,135

$325,223

13. Capital Leases

Assets under capital leases are summarized as follows:

	December 31 2004	December 26, 2003

Buildings and improvements	$4,692	$1,716
Less accumulated amortization	1,450	548

Net assets under capital leases	$3,242	$1,168

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

13. Capital Leases — (Continued)

The following are the minimum lease payments to be made in each of the years indicated for the capital leases in effect as of December 31, 2004:

Fiscal year:
2005	$816
2006	977
2007	542
2008	411
2009	385
Thereafter	770
Less: interest	(843)

Net minimum lease payments under capital leases	3,058
Less: current portion of net minimum lease payments	643

Long-term net minimum lease payments	$2,415

14. Derivative Financial Instruments

The Company’s activities expose it to risks related to the effect of changes in the foreign-currency exchange rates. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133. At December 31, 2004, December 26, 2003 and December 27, 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded in the year ended December 31, 2004 a pretax loss on derivative instruments of $189, recorded in the year ended December 26, 2003 a pretax gain on derivative instruments of $617, and in the year ended December 27, 2002 a pretax loss of $402, which were recorded in cost of operating revenues on the consolidated statement of operations and comprehensive income/(loss). Amounts receivable (gains) or payable (losses) under foreign exchange contracts are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts.

The Company is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies). As of December 31, 2004, approximately $7,300 was owed to the Company by counterparties and approximately $21,200 was owed by the Company to counterparties. A $517 after-tax loss was recorded in other comprehensive income as of December 28, 2001. This amount was reclassified to earnings in 2002 as the Company no longer qualified for deferral under SFAS No. 133.

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

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

15. Warranty Reserves — (Continued)

Balance as of December 27, 2002	$25,500
Accruals	26,000
Settlements	(1,900)
Adjustments to provisions	(600)

Balance as of December 26, 2003	49,000
Accruals	13,100
Settlements	(3,800)
Adjustments to provisions	(22,900)

Balance as of December 31, 2004	$35,400

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

Subsidiaries of the Company in the U.K. have received a number of claims alleging personal injury arising from exposure to asbestos. To date 446 claims have been brought against the U.K. subsidiaries of which 255 remain open at December 31, 2004. None of the settled claims has resulted in material costs to the Company.

At December 31, 2004, the Company recorded the estimated U.S. dollar equivalent for the total U.K. asbestos liabilities of $44,300. An identical asset was recorded for the expected U.K. asbestos-related insurance recoveries. The estimated U.S. dollar equivalent liability for open (outstanding) U.K. asbestos claims is $5,800 and the estimated liability to future unasserted U.K. asbestos claims is $38,500. The current portion of $1,900 is recorded as Accounts receivable — other and Accrued expenses.

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

Foreign Currency Contracts — The fair values of these financial instruments (used for hedging purposes) are estimated by obtaining quotes from brokers. The Company is exposed to market risks from fluctuations in foreign exchange rates. Financial instruments are utilized by the Company to reduce this risk. The Company does not hold or issue financial instruments for trading purposes. The Company is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies) (see Notes 4 and 14).

Carrying Amounts and Fair Values — The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2004		December 26, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$163,473	$163,473	$178,050	$178,050
Restricted cash	45,387	45,387	21,123	21,123
Third-party debt	3,058	3,058	1,423	1,423
Intercompany notes receivable - current	1,265	—	564	—
Intercompany notes receivable - long-term	25,883	—	25,883	—
Intercompany notes payable - current	6,604	—	7,488	—
Intercompany notes payable - long-term	129,283	—	129,283	—
Derivatives:
Foreign currency contracts	(31)	(31)	215	215

In the ordinary course of business, the Company is contingently liable for performance under letters of credit, bank guarantees and surety bonds totaling $186,830 and $159,298 as of December 31, 2004 and December 26, 2003, respectively. In the Company’s past experience, no material claims have been made against these financial instruments. Management of the Company does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

As of December 31, 2004, the Company had $28,519 of foreign currency contracts outstanding. These foreign currency contracts mature during 2005. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. As of December 31, 2004 and December 26, 2003, the Company had no significant concentrations of credit risk.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

18. Related Party Transactions

The Company enters into long-term contracts as a subcontractor and/or performs subcontracting work for certain Foster Wheeler affiliates. Included in the consolidated statement of operations and comprehensive income/(loss) for 2004, 2003 and 2002 related to these contracts and intercompany borrowings is the following:

	December 31, 2004	December 26, 2003	December 27, 2002

Operating revenue	$5,550	$4,272	$8,882
Cost of operating revenue	49,968	10,757	29,926
Interest income	3,744	4,816	6,293
Interest expense	3,486	4,105	5,899

Costs incurred by Foster Wheeler Ltd. and certain of its affiliates on behalf of the Company are charged to the Company through a management fee. These fees represent management’s estimation of a reasonable allocation of the Company’s share of such costs. These costs, plus royalty fees, are included in costs and expenses and totaled $24,980, $18,886 and $23,146 in 2004, 2003 and 2002, respectively.

Included in the consolidated balance sheet for 2004 and 2003 related to long-term contract activity and intercompany borrowings with Foster Wheeler affiliates is the following:

	December 31, 2004	December 26, 2003

Accounts and notes receivable - other	$16,249	$18,658
Intercompany notes receivable	27,148	26,447
Accounts payable	30,202	49,439
Intercompany notes payable	135,887	136,771

Intercompany notes payable includes $103,400 which bears interest at LIBOR plus .375% and $25,883 which bears interest at 2.0%.

Also reflected in the balance sheet, due to the uncertainty of collection based on the going concern issues addressed in Note 2, the Company reduced intercompany notes receivable and charged shareholder’s deficit for its notes receivable from U.S. affiliates. The year-over-year change is reflected in the Consolidated Statement of Changes in Shareholder’s Deficit and the Consolidated Statement of Cash Flows. The impact on shareholder’s deficit was a reduction of $99,408 and $65,151 at December 31, 2004 and December 26, 2003, respectively.

Additionally, at December 31, 2004 and December 26, 2003, the Company held investments in unconsolidated affiliates of $57,687 and $51,544 at cost, respectively.

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 31, 2004, December 26, 2003, and December 27, 2002.

19. Sale of Certain Business Assets

In 2004, the Company sold minority equity interests in special-purpose companies established to develop power plant projects in Europe. The Company recorded an aggregate gain on the sales of $19,200 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive income/(loss).

In 2004, the Company also entered into a binding agreement to sell 10% of its equity interest in a waste-to energy project in Italy. The Company recorded a loss on the sale of $3,300 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive income/(loss).

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES Consolidated Financial Statements December 31, 2004

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income/(loss), of cash flows and of changes in shareholder’s deficit present fairly, in all material respects, the financial position of Foster Wheeler Europe Limited and Subsidiaries (the “Company”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company and the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 31, 2004 and has a shareholders’ deficit of $513,283,000 at December 31, 2004. The Parent has substantial debt obligations and during 2004 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 30, 2005

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(in thousands of dollars)

	For the Year Ended December 31,
	2004	2003	2002

Operating revenues (including $11,176 in 2004, $3,373 in 2003 and $5,377 in 2002 with affiliates)	$1,501,670	$1,967,266	$1,379,167
Cost of operating revenues (including $(81,626) in 2004, $(18,574) in 2003 and $(23,952) in 2002 with affiliates)	(1,372,946)	(1,878,319)	(1,358,105)

Contract Profit	128,724	88,947	21,062
Selling, general and administrative expenses	(96,168)	(72,080)	(59,494)
Interest income (including $3,612 in 2004, $3,516 in 2003 and $7,079 in 2002 with affiliates)	8,777	7,251	11,674
Other income	48,627	30,410	23,661
Minority interest	—	(405)	—
Interest expense (including $(25,497) in 2004, $(23,336) in 2003 and $(22,558) in 2002 with affiliates)	(27,246)	(23,758)	(23,248)
Other deductions	(11,307)	(22,194)	(20,567)

Earnings/(loss) before income taxes	51,407	8,171	(46,912)
(Provision)/benefit for income taxes	(25,682)	(13,796)	3,839

Net earnings/(loss)	25,725	(5,625)	(43,073)
Other comprehensive income/(loss):
Change in net loss on derivative instruments designated as cash flow hedges (net of taxes of $(298) in 2002)	—	—	553
Change in accumulated translation adjustment during the year	32,137	(14,824)	36,462
Minimum pension liability adjustment (net of tax (provision)/benefits: $202 in 2004, $(18,763) in 2003 and $71,305 in 2002)	(421)	44,058	(166,380)

Comprehensive income/(loss)	$57,441	$23,609	$(172,438)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)

	December 31,
	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$147,352	$169,321
Accounts and notes receivable:
Trade, net	205,213	183,041
Other (including $13,801 in 2004 and $17,681 in 2003 with affiliates)	20,304	36,542
Intercompany notes	6,679	5,486
Contracts in process and inventories	12,719	26,397
Prepaid, deferred and refundable income taxes	20,542	30,034
Prepaid expenses	6,294	6,354

Total current assets	419,103	457,175

Land, buildings and equipment	120,927	114,225
Less accumulated depreciation	96,613	88,793

Net book value	24,314	25,432

Restricted cash	44,458	20,747
Notes and accounts receivable — long-term	1,535	1,654
Investment and advances	140,083	116,408
Deferred income taxes	47,396	53,995
Asbestos-related insurance recovery receivable	42,400	—
Other assets	10,329	9,495

TOTAL ASSETS	$729,618	$684,906

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Current installments on capital lease obligations	$643	$440
Accounts payable (including $46,670 in 2004 and $50,920 in 2003 with affiliates)	164,321	172,551
Accrued expenses	103,667	104,397
Intercompany notes payable	4,267	3,903
Estimated costs to complete long-term contracts	172,223	238,196
Advance payments by customers	62,472	28,556
Income taxes	19,244	17,339

Total current liabilities	526,837	565,382
Capital lease obligations	2,415	983
Intercompany notes payable — long-term	300,784	306,871
Deferred income taxes	1,747	5,277
Pension, postretirement and other employee benefits	61,315	75,569
Deferred gain	76,383	74,151
Asbestos-related liability	42,400	—
Other long-term liabilities and minority interest	16,140	80
Commitments and contingencies

TOTAL LIABILITIES	1,028,021	1,028,313

Shareholder’s Deficit:
Common Stock — $1.456 par value; authorized 10,000,000 shares; issued 5,000,000	7,280	7,280
Capitalization of intercompany notes receivable	(82,277)	(66,251)
Accumulated deficit	(87,973)	(117,287)
Accumulated other comprehensive loss	(135,433)	(167,149)

TOTAL SHAREHOLDER’S DEFICIT	(298,403)	(343,407)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$729,618	$684,906

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
(in thousands of dollars)

	December 31,
	2004	2003	2002

Common Stock
Balance at beginning and end of year	$7,280	$7,280	$7,280

Capitalization of Intercompany Notes Receivable
Balance at beginning of year	(66,251)	(41,259)	(50,829)
Current year activity	(16,026)	(24,992)	9,570

Balance at end of year	(82,277)	(66,251)	(41,259)

Accumulated Deficit
Balance at beginning of year	(117,287)	(111,662)	(68,589)
Adjustment for Foster Wheeler Energia S.A. (see Note 3)	3,589	—	—
Net earnings (loss) for the year	25,725	(5,625)	(43,073)

Balance at end of year	(87,973)	(117,287)	(111,662)

Accumulated Other Comprehensive Loss
Balance at beginning of year	(167,149)	(196,383)	(67,018)
Change in net gain on derivative instruments designated as cash flow hedges (net of taxes of $(298) in 2002)	—	—	553
Change in accumulated translation adjustment during the year	32,137	(14,824)	36,462
Minimum pension liability adjustment (net of tax benefit/(provision): $202 in 2004, $(18,763) in 2003 and $71,305 in 2002)	(421)	44,058	(166,380)

Balance at end of year	(135,433)	(167,149)	(196,383)

Total Shareholder’s Deficit	$(298,403)	$(343,407)	$(342,024)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)

	For the Year Ended December 31,
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$25,725	$(5,625)	$(43,073)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	7,698	8,276	8,273
Provision for losses on accounts receivable	5,311	9,149	9,063
Deferred tax	7,720	19,177	(827)
Net gain on asset sales	(15,902)	(28)	(3,260)
Equity earnings, net of dividends	(16,918)	(9,738)	(9,424)
Other noncash items	3,920	494	9,435
Changes in assets and liabilities:
Receivables	5,906	11,086	37,793
Contracts in process and inventories	15,072	30,293	7,204
Accounts payable and accrued expenses	874	(20,363)	23,750
Estimated costs to complete long-term contracts	(69,498)	54,190	49,025
Advance payments by customers	33,519	(24,906)	31,585
Income taxes	10,174	(2,555)	(7,778)
Other assets and liabilities	(4,960)	2,409	(12,348)

Net cash (used)/provided by operating activities	8,641	71,859	99,418

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(21,481)	11,481	(30,169)
Proceeds from sale of Foster Wheeler Energia S.A. (see Note 3)	3,589	—	—
Capital expenditures	(2,049)	(4,639)	(6,585)
Proceeds from sale of assets	259	263	501
Decrease in investments and advances	396	885	—
Decrease in short-term investments	—	40	6,279

Net cash (used)/provided by investing activities	(19,286)	8,030	(29,974)

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalization of intercompany notes receivable	(16,026)	(24,992)	9,570
Change in notes with affiliates	151	(7,376)	(15,513)
Change in bank loans	—	(13,740)	(2,122)
Payment of long-term debt	(14)	(5)	(619)
Payment of capital lease obligations	(521)	—	—

Net cash used by financing activities	(16,410)	(46,113)	(8,684)

Effect of exchange rate changes on cash and cash equivalents	5,086	6,537	6,410

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(21,969)	40,313	67,170
Cash and cash equivalents at beginning of period	169,321	129,008	61,838

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$147,352	$169,321	$129,008

Cash paid during the year for:
Interest (net of amounts capitalized)	$1,867	$1,993	$4,252
Income taxes	$10,323	$12,118	$2,632

NONCASH INVESTING AND FINANCING ACTIVITIES:     In 2004, land, building and equipment increased by $2.7 million with a corresponding increase to capital lease obligations.

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

1. Nature of Operations and Relationship to Foster Wheeler Ltd. and Subsidiaries

Foster Wheeler Europe Limited (the “Company”) is a wholly owned subsidiary of Foster Wheeler International Corporation, which is an indirectly wholly owned subsidiary of Foster Wheeler Ltd. The principal operations of the Company are to provide design, engineer, and construct petroleum processing facilities (upstream and downstream), chemical, petrochemical, pharmaceutical and natural gas liquefaction (LNG) facilities, and related infrastructure, including power generation and distribution facilities, production terminals and pollution control equipment. The Company principally operates under one segment, primarily outside of the United States, with operations in the United Kingdom, Italy, France, Turkey, Spain, Singapore and South Africa.

The Company has transactions and relationships with Foster Wheeler Ltd. and its affiliates. The financial position, results of operations, and the cash flows of the Company have been impacted by these transactions and relationships as discussed in Notes 2, 3, 8, 17, and 18.

The functional currency of the Company is the Pound Sterling and the reporting currency is the U.S. dollar.

2. Liquidity and Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is largely dependent on Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd. and the Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s and the Company’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, including those resulting from asbestos-related liabilities, as well as Foster Wheeler Ltd.’s ability to maintain credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. incurred significant operating losses in each of the years in the three-year period ended December 31, 2004, and has a shareholders’ deficit of $513,283 as of December 31, 2004.

In 2004, Foster Wheeler Ltd. consummated an equity-for-debt exchange in which it issued common shares, preferred shares, warrants to purchase common shares and new notes in exchange for certain of its outstanding debt securities and trust securities. The exchange offer reduced Foster Wheeler Ltd.’s existing debt (excluding a reduction in deferred accrued interest of $31,128) by $437,041, improved the shareholders’ deficit by $448,136 and when combined with the proceeds from the issuance of the new notes that were used to repay amounts that were outstanding under a previous Senior Credit Facility, eliminated substantially all material scheduled corporate debt maturities prior to 2011. After completing the exchange, Foster Wheeler Ltd. had outstanding debt obligations of approximately $570,073 as of December 31, 2004.

In August of 2002, Foster Wheeler Ltd. negotiated a Senior Credit Facility that was comprised of a $71,000 term loan, a $69,000 revolving credit facility and a $149,900 letter of credit facility having an April 30, 2005 maturity date. In connection with the equity-for-debt exchange, Foster Wheeler Ltd. prepaid the term loan and amounts outstanding under the revolving credit facility. Accordingly, there were no borrowings outstanding under the Senior Credit Facility as of December 31, 2004. Letters of credit of $90,018 remained outstanding under the Senior Credit Facility as of December 31, 2004.

In March 2005, the Senior Credit Facility was replaced with a new 5-year $250,000 Senior Credit Agreement. The new Senior Credit Agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus a spread. Standby letters of credit issued under the new Senior Credit Agreement will carry a fixed price throughout the life of the facility. The Senior Credit Agreement is collateralized by the assets and/or the stock of certain of Foster Wheeler Ltd.’s domestic subsidiaries and certain of its foreign subsidiaries.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Liquidity and Going Concern — (Continued)

Foster Wheeler Ltd. paid up-front fees to the lender of approximately $8,225 in conjunction with the execution of the Senior Credit Agreement. Such fees, paid predominately in the first quarter of 2005, have been deferred and will be amortized to expense over the life of the agreement.

Foster Wheeler Ltd. finalized a sale/leaseback arrangement for an office building at its corporate headquarters in the third quarter of 2002. Under this arrangement, Foster Wheeler Ltd. leases the facility for an initial non-cancelable period of 20 years. The long-term capital lease obligation of $45,280 as of December 31, 2004 is included in long-term debt in Foster Wheeler Ltd.’s consolidated balance sheet.

The new Senior Credit Agreement and the sale/leaseback arrangement have quarterly financial covenant compliance requirements. Management’s forecast indicates that Foster Wheeler Ltd. will be in compliance with the financial covenants throughout 2005. The forecast assumes a significant level of new contracts and improved performance on existing contracts. However, there can be no assurance that Foster Wheeler Ltd. will comply with the covenants. If Foster Wheeler Ltd. violates a covenant under the Senior Credit Agreement or the sale/leaseback arrangement, repayment of amounts outstanding under such agreements could be accelerated and the following borrowings outstanding could also be accelerated: the 2011 Senior Notes, the 2005 Senior Notes, the Convertible Subordinated Notes, the Trust Preferred Securities, the Subordinated Robbins Facility Exit Funding Obligations, and certain of the special-purpose project debt facilities. The total amount of Foster Wheeler Ltd. debt that could be accelerated is $463,563 as of December 31, 2004. Foster Wheeler Ltd. would not be able to repay amounts borrowed if the payment dates were accelerated.

Holders of Foster Wheeler Ltd.’s new 2011 Senior Notes have a security interest in the stock, debt and assets of certain of Foster Wheeler Ltd.’s subsidiaries. The 2011 Senior Notes contain incurrence covenants that limit Foster Wheeler Ltd.’s ability to undertake certain actions including incurring debt, making certain payments and investments, granting liens, selling assets and entering into specific intercompany transactions, among others. Management monitors these covenants to ensure Foster Wheeler Ltd. remains in compliance with the indenture.

In connection with the exchange, the holders of Foster Wheeler Ltd.’s 2005 Senior Notes agreed to amend the indenture governing these notes to effectively eliminate the security interest previously held by the notes.

On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provided for up to $45,000 of additional revolving loans available to provide working capital. As of December 31, 2004, the facility remained undrawn. In December 2004, the U.K. subsidiaries gave notice canceling the revolving credit facility effective January 24, 2005.

Since January 15, 2002, Foster Wheeler Ltd. has exercised its right to defer payments on the Trust Preferred Securities. The aggregate liquidation amount of the Trust Preferred Securities at December 31, 2004 was $71,177 after completing the equity-for-debt exchange. The previous Senior Credit Facility required Foster Wheeler Ltd. to defer the payment of the dividends on the Trust Preferred Securities and, accordingly, no dividends were paid during 2004 or 2003. As of December 31, 2004, the amount of dividends deferred plus accrued interest approximates $23,460. Foster Wheeler Ltd. intends to continue to defer payment of the dividends on the Trust Preferred Securities until January 15, 2007 - the full term allowed by the underlying agreement. Once the deferred dividend obligation has been satisfied, Foster Wheeler Ltd. has the right to defer subsequent dividend payments for an additional 20 consecutive quarters. The new Senior Credit Agreement requires the approval of the lenders to make payments on the Trust Preferred Securities to the extent such payments are not contractually required by the underlying Trust Preferred Securities agreements.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Liquidity and Going Concern — (Continued)

Foster Wheeler Ltd.’s European Power subsidiary in Finland is a party to two Euro-denominated performance bond facilities with financial institutions that contain covenants. Obligations under both facilities are guaranteed by Foster Wheeler Ltd. The covenants include (i) a limitation on the amount of dividends to 75% of the subsidiary’s annual earnings and (ii) a requirement that the payment of dividends and certain restricted payments be subject to the subsidiary having minimum equity ratios, calculated as equity divided by total assets each as defined in the facilities. In addition, the facilities require the subsidiary to maintain a minimum equity ratio.

One of the performance bond facilities is dedicated to a specific project and, as of December 31, 2004, had performance bonds outstanding equivalent to $24,522 (none of which has been drawn as of such date). Covenants under this facility are tested quarterly. The second facility is a general performance bond facility and, as of December 31, 2004, had performance bonds outstanding in favor of several clients equivalent to $10,114 (none of which has been drawn).

As a result of operating losses at the foreign subsidiary during the second quarter of 2004, the equity of Foster Wheeler Ltd.’s subsidiary fell below the minimum equity ratios, breaching the covenants contained in the two performance bond facilities. On August 6, 2004 and August 9, 2004, Foster Wheeler Ltd.’s foreign subsidiary obtained waivers from the financial institutions providing the performance bond facilities.

The waiver for the project-specific performance bond facility requires that the foreign subsidiary make no dividends or other restricted payments, including intercompany loans, debt service on existing intercompany loans, royalties, and management fees, for as long as the foreign subsidiary’s equity remains below the minimum equity ratio levels so long as the performance bonds are outstanding. Foster Wheeler Ltd.’s subsidiary remained below the minimum equity ratio as of December 31, 2004. On March 15, 2005, the bond expired and the banks funded the client and Foster Wheeler Ltd. reimbursed the banks. The bond is therefore no longer outstanding. It is the intention of Foster Wheeler Ltd. to issue a letter of credit under the new Senior Credit Agreement and thus recover the cash from the client.

The waiver for the general performance bond facility is effective through March 31, 2005. As of that date, approximately $4,900 is forecasted to be outstanding under the facility. Foster Wheeler Ltd. has provided a standby letter of credit to back up the general performance bond facility and intends to do so until such facility can be permanently replaced or the last performance bond issued thereunder has expired. Therefore, Foster Wheeler Ltd. believes this matter will not have an adverse impact on its forecasted liquidity. The foreign subsidiary’s inability to pay dividends and restricted payments because of its failure to remain in compliance with the minimum equity ratio is reflected in Foster Wheeler Ltd.’s liquidity forecasts.

Management closely monitors liquidity and updates its U.S. liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, working capital needs and unused credit line availability. Foster Wheeler Ltd.’s cash flow forecasts continue to indicate that sufficient cash will be available to fund Foster Wheeler Ltd.’s U.S. and foreign working capital needs throughout 2005.

As of December 31, 2004, Foster Wheeler Ltd. had cash and cash equivalents, short-term investments, and restricted cash totalling $390,186, compared to $430,170 as of December 26, 2003. Of the $390,186 total at December 31, 2004, $319,612 was held by foreign subsidiaries.

Foster Wheeler Ltd.’s domestic operating entities are cash flow positive. However they do not generate sufficient cash flow to cover the costs related to Foster Wheeler Ltd.’s indebtedness, obligations to fund U.S. pension plans, and corporate overhead expenses. Consequently, Foster Wheeler Ltd. requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs and to service its debt. Foster Wheeler Ltd.’s current 2005 forecast assumes

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Liquidity and Going Concern — (Continued)

total cash repatriation from its non-U.S. subsidiaries of approximately $107,000 from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends. In 2004 and 2003, Foster Wheeler Ltd. repatriated approximately $77,000 and $100,000, respectively, from its non-U.S. subsidiaries.

There can be no assurance that the forecasted foreign cash repatriation will occur, as the non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of Foster Wheeler Ltd.’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. The repatriation of funds may also subject those funds to taxation. As a result of these factors, Foster Wheeler Ltd. may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries in the amount forecasted above.

Commercial operations under a domestic contract retained by Foster Wheeler Ltd. in connection with the sales of assets of the Foster Wheeler Environmental Corporation (“Environmental”), commenced in January 2004. The plant processes low-level nuclear waste for the U.S. Department of Energy (“DOE”). Foster Wheeler Ltd. funded the plant’s construction costs and operates the facility. The majority of Foster Wheeler Ltd.’s invested capital was recovered during the early stages of processing the first stream of waste materials. This project successfully processed all quantities of the first waste stream of materials ahead of schedule and is currently finalizing the processing line for the second waste stream. In 2004, the project generated net cash flow of approximately $53,300. An additional $17,800 of capital recovery is dependent on the initial processing of the second waste stream of materials. This capital recovery is expected in 2005.

Foster Wheeler Ltd.’s inability to operate profitably and to generate cash flows from operations, its reliance on repatriated cash from its foreign subsidiaries to fund its domestic obligations, and its obligations to maintain minimum debt covenants to avoid possible acceleration of its debt, raises substantial doubt about Foster Wheeler Ltd.’s and the Company’s ability to continue as a going concern.

3. Sale of Investment in Foster Wheeler Energia S.A.

In October 2003, pursuant to a Stock Purchase Agreement dated October 10, 2003 (“SPA”), the Company sold its investment in Foster Wheeler Energia S.A., a wholly owned subsidiary of Foster Wheeler Europe Limited, for proceeds of approximately $30,675. The subsidiary was sold to a wholly owned affiliate of Foster Wheeler Ltd. The sales price approximated the carrying value. The Company has reflected this transaction as a reorganization of companies under common control. Accordingly, the 2002 financial statements were revised to eliminate the activity of Foster Wheeler Energia S.A. from the consolidated statements of operations and cash flows. In May 2004, pursuant to the SPA, an additional payment of $3,589 was made to the Company. The payment could not be estimated at the time of purchase, and was therefore not accrued. The payment received by the Company was recorded as a decrease in accumulated deficit in 2004.

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

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4. Summary of Significant Accounting Policies — (Continued)

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long- term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes and contingencies, among others.

Revenue Recognition on Long-term Contracts — Revenues and profits on long-term fixed-price contracts are recorded under the percentage-of-completion method. Progress toward completion is measured using physical completion of individual tasks for all contracts with a value of $5,000 or greater. Progress toward completion of fixed-priced contracts with a value under $5,000 is measured using the cost-to-cost method.

Revenues and profits on cost-reimbursable contracts are recorded as the costs are incurred. The Company includes flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when the Company is responsible for the engineering specifications and procurement for such costs.

Contracts in progress are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances are presented as “estimated costs to complete long-term contracts.” The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. However, current estimates may be revised as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”) and Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” the Company reviews its contracts monthly. As a result of this process, in 2004 27 individual projects had final estimated profit revisions exceeding $1,000. These revisions resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third party materials and equipment at costs differing from previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs. The net aggregate dollar value of the accrued contract profit resulting from these estimate changes during 2004 amounted to a net increase of $76,500. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4. Summary of Significant Accounting Policies — (Continued)

to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings. As of December 31, 2004, the Company had recorded a commercial claims receivable of $544.

Cash and Cash Equivalents — Cash and cash equivalents include liquid short-term investments purchased with original maturities of three months or less. The Company requires a substantial portion of these funds to support their liquidity and working capital needs. Accordingly, these funds may not be readily available for repatriation to its parent.

Restricted Cash — Restricted cash consists of approximately $33,900 at December 31, 2004 that was required to collateralize letters of credit and bank guarantees, and approximately $10,600 of client escrow funds.

Trade Accounts Receivable — In accordance with terms of long-term contracts, certain percentages of billings are withheld by customers until completion and acceptance of the contracts. Final payments of all such amounts withheld might not be received within a one- year period. However, in conformity with industry practice, the full amount of accounts receivable, including such amounts withheld, has been included in current assets.

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

Accounts and Notes Receivable Other — Non-trade accounts and notes receivable consist primarily of receivables from affiliated companies of $13,801 at December 31, 2004, and $17,681 at December 31, 2003, foreign refundable value-added tax and accrued interest receivable.

Land, Buildings and Equipment — Depreciation is computed on a straight-line basis using composite estimated lives ranging from 10 to 50 years for buildings and from 3 to 35 years for equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in earnings.

Investments and Advances — The Company uses the equity method of accounting for investment ownership of between 20% and 50% in affiliates unless significant economic considerations indicate that the cost method is appropriate due to a lack of a controlling financial interest. Investment ownership of less than 20% in affiliates is carried at cost.

Income Taxes — Income tax expense in the Company’s statement of operations has been calculated on a separate company basis for its subsidiaries that file tax returns in their foreign jurisdictions. Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

	For the Year Ended December 31,
	2004	2003	2002

Cumulative translation adjustment at beginning of year	$(44,827)	$(30,003)	$(66,465)
Current year foreign currency adjustment	32,137	(14,824)	36,462

Cumulative translation adjustment at end of year	$(12,690)	$(44,827)	$(30,003)

For the year ended December 31, 2004, the Company recorded an after-tax net foreign currency transaction loss of $2,845. For the year ended December 31, 2003, the Company recorded an after-tax net foreign currency transaction gain of $129, and in the year ended December 31, 2002, recorded after-tax net foreign currency transaction loss of $1,289.

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

Stock Option Plans — Foster Wheeler Ltd. has fixed option plans which reserve common shares for issuance to executives, key employees, and directors. Employees of the Company participate in these plans. Foster Wheeler Ltd. and the Company have adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure.” Foster Wheeler Ltd. and the Company continue to account for stock options granted to employees and directors using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation costs for the stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, the Company’s net earnings/(loss) would have been as follows:

	For the Year Ended December 31,
	2004	2003	2002

Net earnings/(loss) — as reported	$25,725	$(5,625)	$(43,073)
Deduct: Total stock-based employee compensation expense determined under fair-value based method for awards net of taxes of $174 in 2004, $92 in 2003 and $23 in 2002	(346)	(186)	(46)

Net earnings/(loss) — pro forma	$25,379	$(5,811)	$(43,119)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2004	2003	2002

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	50.00%	88.23%	83.62%
Risk-free interest rate	2.99%	3.22%	2.90%
Expected life (years)	3.0	5.0	5.0

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4. Summary of Significant Accounting Policies — (Continued)

On September 10, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”) which reserves 56,421 preferred shares for issuance. The options granted under the 2004 Plan expire up to a maximum of ten years from the date granted. On October 6, 2004, management was issued options under the 2004 Plan to purchase 43,103 preferred shares at an exercise price of $9.378 per common share issuable. Such options expire on October 5, 2007. One third of the options issued to management vest in the fourth quarter of 2005, and the balance vest during the fourth quarter of 2006.

Under Foster Wheeler Ltd.’s 1995 Stock Option Plan approved by that company’s shareholders in April 1995 and amended in April 1999 and May 2002, the total number of shares of common stock that may be granted is 265,000.

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

The Foster Wheeler Ltd. shareholders approved several capital share alterations at the November 29, 2004 meeting. Among them was a one-for-twenty reverse stock split. Please note that all stock option amounts reflect post reverse stock split amounts.

Information as of and for the years ended December 31, 2004, 2003 and 2002 relating to options granted to Company personnel and options available for grant is as follows (presented in actual number of shares):

	For the Year Ended December 31,
	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Options outstanding, beginning of year	67,609	$175.13	67,376	$176.22	29,849	$358.21
Options exercised	—		—		—
Options granted	746,475	$9.38	858	$23.40	37,827	$32.80
Options cancelled or expired	(888)	$187.69	(625)	$71.49	(300)	$199.60

Options outstanding, end of year	813,196	$22.97	67,609	$175.13	67,376	$176.22

Option price range at end of year	$9.38 - $843.75		$23.40 - $843.75		$32.80 - $843.75
Options available for grant at end of year	869,273		25,342		22,253

Weighted-average fair value of options granted during the year	$3.30		$15.80		$22.20
Options exercisable at end of year	54,279		39,325		29,549
Weighted-average price of exercisable options at end of year	$207.70		$272.61		$359.82

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4. Summary of Significant Accounting Policies — (Continued)

The following table summarizes information about fixed-price stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2004	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/2004	Weighted- Average Exercise Price

$9.38	746,475	9.8 years	$9.38	—	$—
$23.40 to $32.80	38,184	7.8 years	$32.59	25,742	$32.49
$113.75	6,988	6.0 years	$113.75	6,988	$113.75
$180.00	2,450	5.0 years	$180.00	2,450	$180.00
$270.00 to $301.25	8,350	4.2 years	$285.53	8,350	$285.53
$552.50 to $738.75	10,020	1.8 years	$619.00	10,020	$619.00
$843.75	729	1.4 years	$843.75	729	$843.75

	813,196			54,279

Recent Accounting Developments — On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the consolidated statement of operations and comprehensive loss based on their fair values. Prior to SFAS No. 123R, the Company adopted the disclosure-only provisions of SFAS No. 123 and therefore only certain pro forma disclosures of the fair value of share-based payments were required in the notes to the consolidated financial statements. SFAS No. 123R provides for the adoption of the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, share-based employee compensation cost would be recognized from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, employee compensation cost would be recognized for periods presented prior to the adoption of the proposed standard in accordance with the original provisions of SFAS No. 123; that is, employee compensation cost would be recognized in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. Adoption of the provisions of SFAS No. 123R is effective as of the beginning of the Company’s quarter ending September 30, 2005. The Company is still evaluating the method of adoption and the impact that the adoption of SFAS No. 123R will have on its consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, SFAS No. 153 provides that exchanges of nonmonetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the consolidated financial statements of the Company.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

5. Accounts and Notes Receivable — Trade

The following table shows the components of trade accounts and notes receivable:

	December 31,
	2004	2003

From long-term contracts:
Amounts billed due within one year	$130,602	$138,677
Retention — Billed:
Estimated to be due in:
2004	—	2,868
2005	4,826	128
2006	30	656
2007	570	—

Total billed	5,426	3,652

Retention — Unbilled:
Estimated to be due in:
2004	—	51,731
2005	82,389	—

Total unbilled	82,389	51,731

Total retentions	87,815	55,383

Total receivables from long-term contracts	218,417	194,060
Other trade accounts and notes receivable	—	56

	218,417	194,116
Less: allowance for doubtful accounts	13,204	11,075

Net Trade Accounts and Notes Receivable	$205,213	$183,041

Unbilled amounts are billed in accordance with contract provisions that include monthly, milestone and other billing criteria.

Changes in the allowance for doubtful accounts during the years ended December 31, 2002 through 2004 are presented below.

	2004	2003	2002

Balance at beginning of year	$11,075	$3,343	$962
Additions	5,311	9,149	9,063
(Deductions)/amounts recovered	(3,182)	(1,417)	(6,682)

Balance at end of year	$13,204	$11,075	$3,343

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

6. Contracts in Process and Inventories

The following table shows the elements included in contracts in process as related to long-term contracts:

	December 31,
	2004	2003

Contracts in Process
Costs plus accrued profits less earned revenues on contracts currently in process	$15,210	$29,373
Less: progress payments	3,389	3,873

Net	$11,821	$25,500

Costs of inventories are shown below:

	December 31,
	2004	2003

Inventories
Materials and supplies	$518	$510
Finished goods	361	387
Other	19	—

Total	$898	$897

7. Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	December 31,
	2004	2003

Land and land improvements	$35	$32
Buildings	27,407	22,263
Equipment	93,485	91,929
Construction in progress	—	1

Total	$120,927	$114,225

Depreciation and amortization expense for the years 2004, 2003 and 2002 was $7,637, $8,203 and $8,126, respectively.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

8. Investments, Advances and Equity Interests

The Company owns a non-controlling equity interest in two electric power generation projects and one waste-to-energy project in Italy. Two of the projects in Italy are each 42% owned while the third is 49% owned by the Company. In 2004, the Company entered into a binding agreement to sell 10% of its minority equity interest in the third Italian project. Following is summarized financial information for the Company’s equity affiliates combined, as well as the Company’s interest in the affiliates.

	December 31,
	2004	2003

Balance Sheet Data:
Current assets	$147,625	$94,525
Other assets (primarily buildings and equipment)	414,779	409,267
Current liabilities	39,445	31,445
Other liabilities (primarily long-term debt)	404,802	385,047
Net assets	118,157	87,300

	For the Year Ended December 31,
	2004	2003	2002

Income Statement Data:
Total revenues	$240,228	$216,006	$168,421
Gross earnings	59,760	56,355	42,819
Income before taxes	43,599	38,062	31,013
Net earnings	26,317	22,802	17,303

The Company’s share of the net earnings of equity affiliates included in other income totaled $11,292, $9,738 and $7,334 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s investment in the equity affiliates totaled $48,458 and $36,681 as of December 31, 2004 and 2003, respectively.

The Company has guaranteed certain performance obligations of these projects. The Company’s contingent obligations under the guarantees for two of the projects are approximately $1,000 in total. The contingent obligation for the third project is capped at approximately $10,300 over the twelve-year life of the project’s financing; to date, no amounts have been paid under this guarantee. The Company has also provided a guarantee of $5,200 representing 49% of the debt service reserve letter of credit providing liquidity should the performance of the third project be insufficient to cover the debt service payments.

The undistributed retained earnings of the Company’s equity investees amounted to approximately $42,000 and $28,500 at December 31, 2004 and 2003, respectively.

Additionally, at December 31, 2004, the Company held investments in unconsolidated affiliates of $56,819 carried at cost since the Company does not hold a controlling financial interest. The Company has made advances of approximately $34,800 to its third-party equity investees.

9. Income Taxes

The Company’s earnings/(losses) before income taxes for the years 2004, 2003 and 2002 were taxed under foreign jurisdictions.

	2004	2003	2002

Earnings/(loss) before income taxes	$51,407	$8,171	$(46,912)

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

9. Income Taxes — (Continued)

The provision for income taxes on those earnings/(loss) was as follows:

	2004	2003	2002

Current tax expense	$(31,170)	$(22,356)	$(8,355)
Deferred tax benefit	5,488	8,560	12,194

Total (provision)/benefit for income taxes	$(25,682)	$(13,796)	$3,839

Deferred tax assets (liabilities) consist of the following:

	2004	2003

Net operating loss carryforwards	$16,176	$15,357
Valuation allowance	(30,251)	(29,777)
Fixed assets and operating leases	30,747	27,718
Pension	17,359	23,514
Other	12,453	12,819
Difference between book and tax recognition of income	167	74
Contract and bonus reserve	18,370	20,330

Net deferred tax assets (liabilities)	$65,021	$70,035

As reflected above, the Company has recorded various deferred tax assets/(liabilities). Realization is dependent on generating sufficient taxable income. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. Certain components of the deferred tax assets for 2003 shown above have changed from the amounts originally reported in 2003. In all cases, any such adjustment was offset by a corresponding adjustment to the valuation allowance for 2003 such that the reported net deferred tax assets (liabilities) for 2003 did not change. The valuation allowance increased by $474 in 2004. A valuation reserve is required under SFAS No. 109, “Accounting for Income Taxes” when there is an evidence of losses from operations in the three most recent years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided in the current year do not begin expiring until 2014 and beyond, based on the current tax laws.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.K. statutory rate to earnings/(loss) before income taxes, as a result of the following:

	2004	2003	2002

Tax provision/(benefit) at U.K. statutory rate	30.0%	30.0%	(30.0)%
Non-deductible expenses / other	17.9%	45.9%	11.3%
Non-taxable income	(5.3)%	—%	—%
Valuation allowance	(4.2)%	31.5%	17.5%
Foreign rate differential	10.4%	63.1%	(8.4)%
Other	1.2%	(1.7)%	1.4%

	50.0%	168.8%	(8.2)%

10. Pension Benefits

Pension Benefits — The Company’s subsidiary in the United Kingdom has a pension plan which covers all full-time employees. Under the plan, retirement benefits are primarily a function of both years of service

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pension Benefits — (Continued)

and level of compensation. At December 31, 2004, the Company recognized a cumulative minimum liability in its consolidated financial statements for the underfunded amount of $175,486 pretax, resulting in a cumulative pretax charge to other comprehensive income/(loss). This represents a decrease in the minimum liability of $18,149 from the prior year, including the impact of foreign currency translation. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

The following chart contains the disclosures for pension benefits for the years 2004, 2003 and 2002.

	Pension Benefits
	For the Year Ended December 31,
	2004	2003

Projected Benefit Obligation (PBO):
PBO at beginning of period	$548,680	$470,372
Service cost	17,859	12,835
Interest cost	30,365	26,622
Plan participants’ contributions	8,107	7,147
Plan amendments	—	1,961
Actuarial loss	(632)	(36)
Benefits paid	(23,360)	(20,618)
Special termination benefits/other	778	993
Foreign currency exchange rate changes	49,306	49,404

PBO at end of period	631,103	548,680

Plan Assets:
Fair value of plan assets at beginning of period	396,062	294,975
Actual return on plan assets	47,272	50,151
Employer contributions	28,510	26,721
Plan participants’ contributions	8,107	7,147
Benefits paid	(23,360)	(20,618)
Other	867	2,855
Foreign currency exchange rate changes	37,344	34,831

Fair value of plan assets at end of period	494,802	396,062

Funded Status:
Funded Status	(136,301)	(152,618)
Unrecognized net actuarial loss	246,371	259,783
Unrecognized prior service cost	7,623	8,686
Adjustment for the minimum liability	(175,486)	(193,635)

(Accrued) benefit cost	$(57,793)	$(77,784)

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pension Benefits — (Continued)

	Pension Benefits
	For the Year Ended Decenber 31,
	2004	2003	2002

Net Periodic Benefit Cost:
Service cost	$17,859	$12,835	$12,161
Interest cost	30,365	26,622	19,408
Expected return on plan assets	(31,081)	(23,179)	(24,261)
Amortization of transition asset	(68)	—	—
Amortization of prior service cost	1,686	1,446	1,339
Recognized actuarial loss - other	17,705	19,886	8,279

Total SFAS No. 87 net periodic pension cost	$36,466	$37,610	$16,926

	For the Year Ended December 31,
	2004	2003	2002

Assumptions:
Periodic Benefit Cost:
Discount rate	5.45%	5.60%	5.75%
Long-term rate of return	7.34%	7.50%	8.00%
Salary scale	3.04%	3.30%	4.00%

Benefit Obligations:
Discount rate	5.43%	5.40%	5.60%
Salary scale	3.32%	3.00%	3.30%

Plan measurement date — The measurement date for the Company’s defined benefit plan is December 31 of each year for both plan assets and obligations.

Accumulated benefit obligation — The accumulated benefit obligation (ABO) for the Company’s plan totaled approximately $557,500 and $481,000 at year end 2004 and 2003, respectively. As previously discussed, the Company recorded charges to other comprehensive income/(loss) in each of the years 2000 through 2004, due to the ABO exceeding the fair value of plan assets.

Investment policy — The Company’s plan is governed by a written investment policy.

The investment policy of the U.K. plan is designed to improve the ongoing funding level of the plan while gradually, over time, changing the mix of investment allocation between equities and bonds to more fully match the liabilities of the plan. The bond and equity allocations range from 40% bonds and 60% equities to 50% bonds and 50% equities, depending on the funding level.

Long-term rate of return assumptions — The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plan’s portfolio. The expected returns by asset class are developed considering both past performance and future considerations. The long-term rate of return is reviewed annually by the Company for its funded plans and adjusted, if required.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pension Benefits — (Continued)

	2004	2003

Plan Asset Allocation:
U.K. equities	60%	38%
Non-U.K. equities	1%	25%
U.K. fixed income securities	36%	32%
Non-U.K. fixed income securities	0%	0%
Other	3%	5%

Total	100%	100%

Contributions — The Company expects to contribute approximately $29,800 to its pension plan in 2005.

Estimated future benefit payments — The following benefit payments, which reflect expected future service, are expected to be paid on the defined benefit plan.

2005	$24,465
2006	26,381
2007	26,817
2008	31,315
2009	36,038
2010-2014	223,671

Other Employee Benefits — The Company’s subsidiaries in Italy participate in a government-mandated indemnity program for its employees. Accordingly, the Company accrues one month’s salary per employee for each year of the employee’s service, payable when the employee leaves the Company. In 2004, 2003 and 2002, the Company recorded an expense of approximately $4,050, $3,700 and $3,300, respectively. A liability of $27,623 in 2004 and $24,324 in 2003 related to the Company’s obligation in connection with this program is included in pension, postretirement and other employee benefits obligation on the consolidated balance sheet.

11. Sale/leaseback Transactions

The Company entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the U.K. in 1999. In connection with these transactions, the Company recorded deferred gains which are being amortized to income over the term of the respective leases. The amortization was $4,135, $3,622 and $3,197, for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 and December 31, 2003, the balance of the deferred gains was $76,383 and $74,151, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheet. The year-over-year increase in the deferred gain balance was primarily due to a change in foreign currency translation rates.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

12. Operating Leases

The Company and certain of its subsidiaries are obligated under operating lease agreements primarily for office space. Rental expense for these leases totaled $23,070 in 2004, $19,235 in 2003 and $15,416 in 2002. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2005	$24,038
2006	20,211
2007	17,084
2008	14,833
2009	14,848
Thereafter	232,136

$323,150

13. Capital Leases

Assets under capital leases are summarized as follows:

	December 31,
	2004	2003

Buildings and improvements	$4,692	$1,716
Less accumulated amortization	1,450	548

Net assets under capital leases	$3,242	$1,168

The following are the minimum lease payments to be made in each of the years indicated for the capital leases in effect as of December 31, 2004:

Fiscal year:
2005	$816
2006	977
2007	542
2008	411
2009	385
Thereafter	770
Less: interest	(843)

Net minimum lease payments under capital leases	3,058
Less: current portion of net minimum lease payments	643

Long-term net minimum lease payments	$2,415

14. Derivative Financial Instruments

The Company’s activities expose it to risks related to the effect of changes in the foreign-currency exchange rates. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133. At December 31, 2004, 2003 and 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded in the year ended December 31, 2004 a pretax loss on derivative instruments of $227, recorded in the year ended December 31, 2003 a pretax gain on derivative instruments of $616, and in the year ended December 31,

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

14. Derivative Financial Instruments — (Continued)

2002 a pretax loss of $457, which were recorded in cost of operating revenues on the consolidated statement of operations and comprehensive income/(loss). Amounts receivable (gains) or payable (losses) under foreign exchange contracts are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts.

The Company is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies). As of December 31, 2004, approximately $7,300 was owed to the Company by counterparties and approximately $21,200 was owed by the Company to counterparties. A $553 after-tax loss was recorded in other comprehensive income as of December 31, 2001. This amount was reclassified to earnings in 2002 as the Company no longer qualified for deferral under SFAS No. 133.

The maximum term over which the Company is hedging exposure to the variability of cash flows is 12 months.

15. Warranty Reserves

The Company provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

Balance as of December 31, 2002	$19,900
Accruals	21,600
Settlements	(1,300)
Adjustments to provisions	600

Balance as of December 31, 2003	40,800
Accruals	12,600
Settlements	(1,200)
Adjustments to provisions	(20,400)

Balance as of December 31, 2004	$31,800

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

Subsidiaries of the Company in the U.K. have received a number of claims alleging personal injury arising from exposure to asbestos. To date 446 claims have been brought against the U.K. subsidiaries of which 255 remain open at December 31, 2004. None of the settled claims has resulted in material costs to the Company.

At December 31, 2004 the Company recorded the estimated U.S. dollar equivalent for the total U.K. asbestos liabilities of $44,300. An identical asset was recorded for the expected U.K. asbestos-related

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

16. Litigation and Uncertainties — (Continued)

insurance recoveries. The estimated U.S. dollar equivalent liability for open (outstanding) U.K. asbestos claims is $5,800 and the estimated liability to future unasserted U.K. asbestos claims is $38,500. The current portion of $1,900 is recorded as Accounts receivable – other and Accrued expenses.

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

Foreign Currency Contracts — The fair values of these financial instruments (used for hedging purposes) are estimated by obtaining quotes from brokers. The Company is exposed to market risks from fluctuations in foreign exchange rates. Financial instruments are utilized by the Company to reduce this risk. The Company does not hold or issue financial instruments for trading purposes. The Company is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recongnized credit rating agencies) (see Notes 4 and 14).

Carrying Amounts and Fair Values — The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$147,352	$147,352	$169,321	$169,321
Restricted cash	44,458	44,458	20,747	20,747
Intercompany notes receivable - current	6,679	—	5,486	—
Third-party debt	3,058	3,058	1,423	1,423
Intercompany notes payable - current	4,267	—	3,903	—
Intercompany notes payable - long-term	300,784	—	306,871	—
Derivatives:
Foreign currency contracts	(69)	(69)	158	158

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

17. Financial Instruments and Risk Management — (Continued)

In the ordinary course of business, the Company is contingently liable for performance under letters of credit, bank guarantees and surety bonds totaling $163,281 and $137,592 as of December 31, 2004 and December 31, 2003, respectively. In the Company’s past experience, no material claims have been made against these financial instruments. Management of the Company does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

As of December 31, 2004, the Company had $28,519 of foreign currency contracts outstanding. These foreign currency contracts mature during 2005. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. As of December 31, 2004 and 2003, the Company had no significant concentrations of credit risk.

18. Related Party Transactions

The Company enters into long-term contracts as a subcontractor and/or performs subcontracting work for certain Foster Wheeler affiliates. Included in the consolidated statement of operations and comprehensive income/(loss) for 2004, 2003 and 2002 related to these contracts and intercompany borrowings is the following:

	For the Year Ended December 31,
	2004	2003	2002

Operating revenues	$11,176	$3,373	$5,377
Cost of operating revenues	63,207	2,986	6,348
Interest income	3,612	3,516	7,079
Interest expense	25,497	23,336	22,558

Costs incurred by Foster Wheeler Ltd. and certain of its affiliates on behalf of the Company are charged to the Company through a management fee. These fees represent management’s estimation of a reasonable allocation of the Company’s share of such costs. These costs, plus royalty fees, are included in costs and expenses and totaled $21,316, $17,254 and $20,018 in 2004, 2003 and 2002, respectively.

Included in the consolidated balance sheet for 2004 and 2003 related to long-term contract activity and intercompany borrowings with Foster Wheeler affiliates is the following:

	December 31,
	2004	2003

Accounts and notes receivable - other	$13,801	$17,681
Intercompany notes receivable	6,679	5,486
Accounts payable	46,670	50,920
Intercompany notes payable	305,051	310,774

Intercompany notes payable includes $270,000 due in full in 2016 at interest rates of 7.5% in 2004 and 2003, and 8.0% in 2002.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

18. Related Party Transactions — (Continued)

Also reflected in the balance sheet, due to the uncertainty of collection based on the going concern issues addressed in Note 2, the Company reduced intercompany notes receivable and charged shareholder’s deficit for its notes receivable from U.S. affiliates. The year-over-year change is reflected in the Consolidated Statement of Changes in Shareholder’s Deficit and the Consolidated Statement of Cash Flows. The impact on shareholder’s deficit was a reduction of $82,277 and $66,251 at December 31, 2004 and 2003, respectively.

Additionally, at December 31, 2004 and 2003, the Company held investments in unconsolidated affiliates of $56,819 and $50,680 at cost, respectively.

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

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 31, 2004, December 26, 2003, and December 27, 2002.

19. Sale of Certain Business Assets

In 2004, the Company sold minority equity interests in special-purpose companies established to develop power plant projects in Europe. The Company recorded an aggregate gain on the sales of $19,200 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive income/(loss).

In 2004, the Company also entered into a binding agreement to sell 10% of its equity interest in a waste-to-energy project in Italy. The Company recorded a loss on the sale of $3,300 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive income/(loss).

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES Consolidated Financial Statements December 31, 2004

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive (loss)/income, of cash flows and of changes in partners’ capital present fairly, in all material respects, the financial position of FW Netherlands C.V. and Subsidiaries (the “Partnership”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Partnership and the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 31, 2004 and has a shareholders’ deficit of $513,283,000 at December 31, 2004. The Parent has substantial debt obligations and during 2004 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. These matters raise substantial doubt about the Partnership’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 30, 2005

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS)/ INCOME
(in thousands of dollars)

	For the Year Ended December 31,
	2004	2003	2002

Operating revenues (including $45,203 in 2004, $72,820 in 2003 and $73,807 in 2002 with affiliates)	$476,025	$655,459	$478,105
Cost of operating revenues	(507,460)	(598,622)	(421,905)

Contract Profit	(31,435)	56,837	56,200

Selling, general and administrative expenses	(43,569)	(37,297)	(32,333)
Interest income (including $128 in 2004, $107 in 2003 and $195 in 2002 with affiliates)	3,425	4,215	4,439
Other income	6,974	1,778	2,693
Minority interest	—	(133)	—
Interest expense (including $(3,342) in 2004, $(3,500) in 2003 and $(3,500) in 2002 with affiliates)	(4,227)	(4,417)	(3,606)
Other deductions	(4,439)	(7,581)	(5,580)

(Loss)/income before income taxes	(73,271)	13,402	21,813
Provision for income taxes	(2,013)	(12,815)	(7,978)

Net (loss)/income	(75,284)	587	13,835

Other comprehensive (loss)/income:
Change in net loss on derivative instruments designated as cash flow hedges (net of tax benefit of $126 in 2002)	—	—	(235)
Change in accumulated translation adjustment during the year	7,423	23,776	14,201

Comprehensive (loss)/income	$(67,861)	$24,363	$27,801

See notes to consolidated financial statements.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars)

	December 31,
	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$37,312	$108,891
Short-term investments	25,775	13,390
Accounts and notes receivable:
Trade, net	72,829	104,567
Other (including $1,513 in 2004 and $1,270 in 2003 with affiiates)	1,569	4,067
Contracts in process and inventories	107,510	18,895
Prepaid, deferred and refundable income taxes	2,868	4,102
Prepaid expenses	7,924	13,813

Total current assets	255,787	267,725

Land, buildings and equipment	83,673	75,904
Less accumulated depreciation	35,083	28,421

Net book value	48,590	47,483

Restricted cash	5,718	9,228
Notes and accounts receivable - long-term	1,925	282
Intercompany notes receivable - long-term	1,773	1,523
Investment and advances	762	2,987
Goodwill, net	49,378	48,690
Other intangible assets, net	16,026	15,219
Deferred income taxes	158	413
Other assets	82	2,243

TOTAL ASSETS	$380,199	$395,793

LIABILITIES AND PARTNERS’ (DEFICIT)/CAPITAL
Current Liabilities:
Current installments on long-term debt and capital lease obligations	$347	$373
Accounts payable (including $17,859 in 2004 and $7,913 in 2003 with affiliates)	101,291	88,726
Accrued expenses	15,907	18,316
Intercompany notes payable	1,300	893
Estimated costs to complete long-term contracts	171,137	132,297
Advance payments by customers	28,109	3,125
Income taxes	1,969	876

Total current liabilities	320,060	244,606

Long-term debt less current installments	—	130
Capital lease obligations	18,601	17,270
Intercompany notes payable - long-term	40,000	40,000
Deferred income taxes	2,478	4,271
Other long-term liabilities and minority interest	7,226	4,607
Commitments and contingencies

TOTAL LIABILITIES	388,365	310,884

TOTAL PARTNERS’ (DEFICIT)/CAPITAL	(8,166)	84,909

TOTAL LIABILITIES AND PARTNERS’ (DEFICIT)/CAPITAL	$380,199	$395,793

See notes to consolidated financial statements.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ (DEFICIT)/CAPITAL
(in thousands of dollars)

	Accumulated Earnings/(Loss)	Contributed Capital	Accumulated Translation Adjustment	Capitalization of Intercompany Notes	Other	Total

Balance at December 31, 2001	$18,062	$75,312	$(48,922)	$(14,425)	$235	$30,262

Allocation of net earnings to Partners	13,835					13,835
Capitalization of intercompany notes				2,800		2,800
Derivative instruments					(235)	(235)
Change in translation adjustment			14,201			14,201

Balance at December 31, 2002	31,897	75,312	(34,721)	(11,625)	—	60,863

Allocation of net earnings to Partners	587					587
Capitalization of intercompany notes				(317)		(317)
Change in translation adjustment			23,776			23,776

Balance at December 31, 2003	32,484	75,312	(10,945)	(11,942)	—	84,909

Allocation of net loss to Partners	(75,284)					(75,284)
Purchase price adjustment (see Note 3)		(3,589)				(3,589)
Capitalization of intercompany notes				(21,625)		(21,625)
Change in translation adjustment			7,423			7,423

Balance at December 31, 2004	$(42,800)	$71,723	$(3,522)	$(33,567)	$—	$(8,166)

See notes to consolidated financial statements.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)

	For the Year Ended December 31,
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/earnings	$(75,284)	$587	$13,835
Depreciation and amortization	6,782	5,178	4,723
Provision for losses on accounts receivable	6,976	96	1,115
Deferred tax	(1,801)	2,688	1,748
(Gain)/loss on sale of assets	(72)	(406)	267
Other noncash items	3,093	7,672	1,519
Changes in assets and liabilities:
Receivables	37,054	46,789	(11,133)
Contracts in process and inventories	(76,614)	30,970	34,228
Accounts payable and accrued expenses	3,050	(7,356)	(2,897)
Estimated costs to complete long-term contracts	19,473	(62,229)	49,566
Advance payments by customers	23,488	588	(15,154)
Income taxes	5,166	(5,844)	(1,900)
Other assets and liabilities	9,422	(7,296)	1,362

Net cash (used)/provided by operating activities	(39,267)	11,437	77,279

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	3,491	17,126	(22,081)
Payment for purchase of Foster Wheeler Energia S.A. (see Note 3)	(3,589)	—	—
Capital expenditures	(2,359)	(5,749)	(3,772)
Proceeds from sale of assets	472	858	1,102
Decrease/(increase) in investments and advances	6	905	(5,949)
(Increase)/decrease in short-term investments	(9,426)	(7,106)	72

Net cash (used)/provided by investing activities	(11,405)	6,034	(30,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalization of intercompany notes	(21,625)	(317)	2,800
Proceeds from long-term debt	—	—	139
Payments of capital lease and long-term debt	(1,114)	(451)	—
Change in intercompany notes	157	(25,620)	(17,018)

Net cash (used) by financing activities	(22,582)	(26,388)	(14,079)

Effect of exchange rate changes on cash and cash equivalents	1,675	18,933	16,428

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(71,579)	10,016	49,000
Cash and cash equivalents at beginning of period	108,891	98,875	49,875

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,312	$108,891	$98,875

Cash paid during the year for:
Interest (net of amounts capitalized)	$68	$229	$49
Income taxes	$3,264	$3,461	$5,024

NONCASH INVESTING AND FINANCING ACTIVITIES
In December 2002, a subsidiary of FW Netherlands C.V. entered into a lease transaction for an office building in Finland. The transaction qualified as a capital lease (see Note 13).

See notes to consolidated financial statements.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

1. Description of Business

FW Netherlands C.V., a limited liability partnership registered in the Netherlands, and subsidiaries, collectively referred to herein as the “Partnership,” is owned by Foster Wheeler LLC (99%) and Foster Wheeler Inc. (1%), which are indirectly wholly owned by Foster Wheeler Ltd. The principal operations of the Partnership are to design, manufacture and erect steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized-bed and conventional boilers firing coal, oil, gas, biomass and other municipal solid waste, waste wood and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOx burners. Site services related to these products encompass plant erection, maintenance engineering, plant upgrading and life extension, and plant repowering. The Partnership also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering, and solids mechanics. The Partnership principally operates under one segment, primarily in Finland, Poland and Spain.

The Partnership has transactions and relationships with Foster Wheeler Ltd. and its affiliates. The financial position, results of operations, and cash flows of the Partnership have been impacted by these transactions and relationships as discussed in Notes 2, 3, 8 and 17.

2. Liquidity and Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership’s ability to continue as a going concern is largely dependent on Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd. and the Partnership may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s and the Partnership’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, including those resulting from asbestos-related liabilities, as well as Foster Wheeler Ltd.’s ability to maintain credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. incurred significant operating losses in each of the years in the three-year period ended December 31, 2004, and has a shareholders’ deficit of $513,283 as of December 31, 2004.

In 2004, Foster Wheeler Ltd. consummated an equity-for-debt exchange in which it issued common shares, preferred shares, warrants to purchase common shares and new notes in exchange for certain of its outstanding debt securities and trust securities. The exchange offer reduced Foster Wheeler Ltd.’s existing debt (excluding a reduction in deferred accrued interest of $31,128) by $437,041, improved the shareholders’ deficit by $448,136 and when combined with the proceeds from the issuance of the new notes that were used to repay amounts that were outstanding under a previous Senior Credit Facility, eliminated substantially all material scheduled corporate debt maturities prior to 2011. After completing the exchange, Foster Wheeler Ltd. had outstanding debt obligations of approximately $570,073 as of December 31, 2004.

In August of 2002, Foster Wheeler Ltd. negotiated a Senior Credit Facility that was comprised of a $71,000 term loan, a $69,000 revolving credit facility and a $149,900 letter of credit facility having an April 30, 2005 maturity date. In connection with the equity-for- debt exchange, Foster Wheeler Ltd. prepaid the term loan and amounts outstanding under the revolving credit facility. Accordingly, there were no borrowings outstanding under the Senior Credit Facility as of December 31, 2004. Letters of credit of $90,018 remained outstanding under the Senior Credit Facility as of December 31, 2004.

In March 2005, the Senior Credit Facility was replaced with a new 5-year $250,000 Senior Credit Agreement. The new Senior Credit Agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus a spread. Standby letters of credit issued under the new Senior Credit Agreement will carry a fixed price throughout the life of the facility. The Senior Credit Agreement is collateralized by the assets

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Liquidity and Going Concern — (Continued)

and/or the stock of certain of Foster Wheeler Ltd.’s domestic subsidiaries and certain of its foreign subsidiaries. Foster Wheeler Ltd. paid up-front fees to the lender of approximately $8,225 in conjunction with the execution of the Senior Credit Agreement. Such fees, paid predominately in the first quarter of 2005, have been deferred and will be amortized to expense over the life of the agreement.

Foster Wheeler Ltd. finalized a sale/leaseback arrangement for an office building at its corporate headquarters in the third quarter of 2002. Under this arrangement, Foster Wheeler Ltd. leases the facility for an initial non-cancelable period of 20 years. The long-term capital lease obligation of $45,280 as of December 31, 2004 is included in long-term debt in Foster Wheeler Ltd.’s consolidated balance sheet.

The new Senior Credit Agreement and the sale/leaseback arrangement have quarterly financial covenant compliance requirements. Management’s forecast indicates that Foster Wheeler Ltd. will be in compliance with the financial covenants throughout 2005. The forecast assumes a significant level of new contracts and improved performance on existing contracts. However, there can be no assurance that Foster Wheeler Ltd. will comply with the covenants. If Foster Wheeler Ltd. violates a covenant under the Senior Credit Agreement or the sale/leaseback arrangement, repayment of amounts outstanding under such agreements could be accelerated and the following borrowings outstanding could also be accelerated: the 2011 Senior Notes, the 2005 Senior Notes, the Convertible Subordinated Notes, the Trust Preferred Securities, the Subordinated Robbins Facility Exit Funding Obligations, and certain of the special-purpose project debt facilities. The total amount of Foster Wheeler Ltd. debt that could be accelerated is $463,563 as of December 31, 2004. Foster Wheeler Ltd. would not be able to repay amounts borrowed if the payment dates were accelerated.

Holders of Foster Wheeler Ltd.’s new 2011 Senior Notes have a security interest in the stock, debt and assets of certain of Foster Wheeler Ltd.’s subsidiaries. The 2011 Senior Notes contain incurrence covenants that limit Foster Wheeler Ltd.’s ability to undertake certain actions including incurring debt, making certain payments and investments, granting liens, selling assets and entering into specific intercompany transactions, among others. Management monitors these covenants to ensure Foster Wheeler Ltd. remains in compliance with the indenture.

In connection with the exchange, the holders of Foster Wheeler Ltd.’s 2005 Senior Notes agreed to amend the indenture governing these notes to effectively eliminate the security interest previously held by the notes.

On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provided for up to $45,000 of additional revolving loans available to provide working capital. As of December 31, 2004, the facility remained undrawn. In December 2004, the U.K. subsidiaries gave notice canceling the revolving credit facility effective January 24, 2005.

Since January 15, 2002, Foster Wheeler Ltd. has exercised its right to defer payments on the Trust Preferred Securities. The aggregate liquidation amount of the Trust Preferred Securities at December 31, 2004 was $71,177 after completing the equity-for-debt exchange. The previous Senior Credit Facility required Foster Wheeler Ltd. to defer the payment of the dividends on the Trust Preferred Securities and, accordingly, no dividends were paid during 2004 or 2003. As of December 31, 2004, the amount of dividends deferred plus accrued interest approximates $23,460. Foster Wheeler Ltd. intends to continue to defer payment of the dividends on the Trust Preferred Securities until January 15, 2007 - the full term allowed by the underlying agreement. Once the deferred dividend obligation has been satisfied, Foster Wheeler Ltd. has the right to defer subsequent dividend payments for an additional 20 consecutive quarters. The new Senior Credit Agreement requires the approval of the lenders to make payments on the Trust Preferred Securities to the extent such payments are not contractually required by the underlying Trust Preferred Securities agreement.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Liquidity and Going Concern — (Continued)

The Partnership’s subsidiary in Finland is a party to two Euro-denominated performance bond facilities with financial institutions that contain covenants. Obligations under both facilities are guaranteed by Foster Wheeler Ltd. The covenants include (i) a limitation on the amount of dividends to 75% of the subsidiary’s annual earnings and (ii) a requirement that the payment of dividends and certain restricted payments be subject to the subsidiary having minimum equity ratios, calculated as equity divided by total assets each as defined in the facilities. In addition, the facilities require the subsidiary to maintain a minimum equity ratio.

One of the performance bond facilities is dedicated to a specific project and, as of December 31, 2004, had performance bonds outstanding equivalent to $24,522 (none of which has been drawn as of such date). Covenants under this facility are tested quarterly. The second facility is a general performance bond facility and, as of December 31, 2004, had performance bonds outstanding in favor of several clients equivalent to $10,114 (none of which has been drawn).

As a result of operating losses at the foreign subsidiary during the second quarter of 2004, the equity of the Partnership’s subsidiary fell below the minimum equity ratios, breaching the covenants contained in the two performance bond facilities. On August 6, 2004 and August 9, 2004, the Partnership’s foreign subsidiary obtained waivers from the financial institutions providing the performance bond facilities.

The waiver for the project-specific performance bond facility requires that the foreign subsidiary make no dividends or other restricted payments, including intercompany loans, debt service on existing intercompany loans, royalties, and management fees, for as long as the foreign subsidiary’s equity remains below the minimum equity ratio levels so long as the performance bonds are outstanding. The Partnership’s subsidiary remained below the minimum equity ratio as of December 31, 2004. On March 15, 2005, the bond expired and the banks funded the client and the Partnership reimbursed the banks. The bond is therefore no longer outstanding. It is the intention of Foster Wheeler Ltd. to issue a letter of credit under the new Senior Credit Agreement and thus recover the cash from the client.

The waiver for the general performance bond facility is effective through March 31, 2005. As of that date, approximately $4,900 is forecasted to be outstanding under the facility. Foster Wheeler Ltd. has provided a standby letter of credit to back up the general performance bond facility and intends to do so until such facility can be permanently replaced or the last performance bond issued thereunder has expired. Therefore, Foster Wheeler Ltd. believes this matter will not have an adverse impact on its forecasted liquidity. The foreign subsidiary’s inability to pay dividends and restricted payments because of its failure to remain in compliance with the minimum equity ratio is reflected in Foster Wheeler Ltd.’s and the Partnership’s liquidity forecasts.

Management closely monitors liquidity and updates its U.S. liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, working capital needs and unused credit line availability. Foster Wheeler Ltd.’s cash flow forecasts continue to indicate that sufficient cash will be available to fund Foster Wheeler Ltd.’s U.S. and foreign working capital needs throughout 2005.

As of December 31, 2004, Foster Wheeler Ltd. had cash and cash equivalents, short-term investments, and restricted cash totalling $390,186, compared to $430,170 as of December 26, 2003. Of the $390,186 total at December 31, 2004, $319,612 was held by foreign subsidiaries.

Foster Wheeler Ltd.’s domestic operating entities are cash flow positive. However they do not generate sufficient cash flow to cover the costs related to Foster Wheeler Ltd.’s indebtedness, obligations to fund U.S. pension plans, and corporate overhead expenses. Consequently, Foster Wheeler Ltd. requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs and to service its debt. Foster Wheeler Ltd.’s current 2005 forecast assumes

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Liquidity and Going Concern — (Continued)

total cash repatriation from its non-U.S. subsidiaries of approximately $107,000 from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends. In 2004 and 2003, Foster Wheeler Ltd. repatriated approximately $77,000 and $100,000, respectively, from its non-U.S. subsidiaries.

There can be no assurance that the forecasted foreign cash repatriation will occur, as the non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of Foster Wheeler Ltd.’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. The repatriation of funds may also subject those funds to taxation. As a result of these factors, Foster Wheeler Ltd. may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries in the amount forecasted above.

Commercial operations under a domestic contract retained by Foster Wheeler Ltd. in connection with the sales of assets of the Foster Wheeler Environmental Corporation (“Environmental”), commenced in January 2004. The plant processes low-level nuclear waste for the U.S. Department of Energy (“DOE”). Foster Wheeler Ltd. funded the plant’s construction costs and operates the facility. The majority of Foster Wheeler Ltd.’s invested capital was recovered during the early stages of processing the first stream of waste materials. This project successfully processed all quantities of the first waste stream of materials ahead of schedule and is currently finalizing the processing line for the second waste stream. In 2004, the project generated net cash flow of approximately $53,300. An additional $17,800 of capital recovery is dependent on the initial processing of the second waste stream of materials. This capital recovery is expected in 2005.

Foster Wheeler Ltd.’s inability to operate profitably and to generate cash flows from operations, its reliance on repatriated cash from its foreign subsidiaries to fund its domestic obligations, and its obligations to maintain minimum debt covenants to avoid possible acceleration of its debt, raises substantial doubt about Foster Wheeler Ltd.’s and the Partnership’s ability to continue as a going concern.

3. Purchase of Foster Wheeler Energia S.A.

In October 2003, the Partnership acquired Foster Wheeler Energia S.A., a wholly owned subsidiary of Foster Wheeler Europe Limited, for proceeds of approximately $30,675. The subsidiary was purchased from a wholly owned affiliate of Foster Wheeler Ltd. The sales price approximated the carrying value. The Partnership has reflected this transaction as a reorganization of companies under common control. Accordingly, the 2002 financial statements were revised to include the historical activity of Foster Wheeler Energia S.A. in the consolidated statements of operations and cash flows for all periods presented. In May 2004, pursuant to the Foster Wheeler Energia S.A. sale agreement, an additional payment of $3,589 was made to Foster Wheeler Europe Limited. The payment could not be estimated at the time of purchase, and was therefore not accrued. The payment made by the Partnership was recorded as a decrease to Contributed Capital in 2004.

4. Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements have been prepared based on accounting principles generally accepted in the United States of America and include the accounts of all significant domestic and foreign subsidiary companies. All significant intercompany transactions and balances have been eliminated.

The Partnership’s fiscal year ends on December 31.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4. Summary of Significant Accounting Policies — (Continued)

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long- term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, and contingencies, among others.

Revenue Recognition on Long-term Contracts — Revenues and profits on long-term fixed-price contracts are recorded under the percentage-of-completion method. Progress toward completion is measured using physical completion of individual tasks for all contracts with a value of $5,000 or greater. Progress toward completion of fixed-priced contracts with a value under $5,000 is measured using the cost-to-cost method.

Revenues and profits on cost-reimbursable contracts are recorded as the costs are incurred. The Partnership includes flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when the Partnership is responsible for the engineering specifications and procurement for such costs.

Contracts in progress are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances are presented as “estimated costs to complete long-term contracts.” The Partnership has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. However, current estimates may be revised as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”) and Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” the Partnership reviews its contracts monthly. As a result of this process, in 2004, ten individual projects had final estimated profit revisions exceeding $1,000. These revisions primarily resulted from problems on ongoing lump-sum turnkey power projects in Europe. The net aggregate dollar value of the accrued contract profit reversal resulting from these estimate changes during 2004 amounted to a net charge of $71,100. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Partnership records claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4. Summary of Significant Accounting Policies — (Continued)

As of December 31, 2004, the Partnership had recorded a commercial claims receivable of approximately $3,402.

Cash and Cash Equivalents — Cash and cash equivalents include liquid short-term investments purchased with original maturities of three months or less. The Partnership requires a substantial portion of these funds to support their liquidity and working capital needs. Accordingly, these funds may not be readily available for repatriation to its parent.

Restricted Net Assets — One of the Partnership’s foreign subsidiaries is a party to two Euro-denominated performance bond facilities with financial institutions that contain covenants. Obligations under both facilities are guaranteed by Foster Wheeler Ltd. The covenants include (i) a limitation on the amount of dividends to 75% of the subsidiary’s annual earnings and (ii) a requirement that the payment of dividends and certain restricted payments be subject to the subsidiary having minimum equity ratios, calculated as equity divided by total assets each as defined in the facilities. In addition, the facilities require the subsidiary to maintain a minimum equity ratio.

One of the performance bond facilities is dedicated to a specific project and, as of December 31, 2004, had performance bonds outstanding equivalent to $24,522 (none of which has been drawn as of such date). The covenants are tested quarterly. The second facility is a general performance bond facility and, as of December 31, 2004, had performance bonds outstanding in favor of several clients equivalent to $10,114 (none of which has been drawn).

As a result of operating losses at the foreign subsidiary during the second quarter of 2004, the equity of the Partnership’s subsidiary fell below the minimum equity ratios, breaching the covenants contained in the two performance bond facilities. On August 6, 2004 and August 9, 2004, the Partnership’s foreign subsidiary obtained waivers from the financial institutions providing the performance bond facilities.

The waiver for the project-specific performance bond facility requires that the foreign subsidiary make no dividends or other restricted payments, including intercompany loans, debt service on existing intercompany loans, royalties, and management fees, for as long as the foreign subsidiary’s equity remains below the minimum amounts and the performance bonds are outstanding. The equity of the Partnership’s subsidiary remained below the minimum equity ratio as of December 31, 2004. On March 15, 2005, the bond expired and the banks funded the client and the Partnership reimbursed the banks. The bond is therefore no longer outstanding. It is the intention of the Partnership to issue a letter of credit under the new Senior Credit Agreement and thus recover the cash from the client.

The waiver for the general performance bond facility is effective through March 31, 2005. As of that date, approximately $4,900 is forecasted to be outstanding under the facility. FW LLC has provided a standby letter of credit to back up the general performance bond facility and intends to do so until such facility can be permanently replaced or the last performance bond issued thereunder has expired.

Therefore, the Partnership believes this matter will not have an adverse impact on its forecasted liquidity. The foreign subsidiary’s inability to pay dividends and restricted payments because of its failure to remain in compliance with the minimum equity ratio covenants is reflected its liquidity forecasts.

Restricted Cash — At December 31, 2004 and 2003, restricted cash was $5,718 and $9,228, respectively, that was required primarily to collateralize letters of credit and bank guarantees.

Short-term Investments — Short-term investments consist primarily of certificates of deposit and are classified as held to maturity under Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4. Summary of Significant Accounting Policies — (Continued)

Trade Accounts Receivable — In accordance with terms of long-term contracts, certain percentages of billings are withheld by customers until completion and acceptance of the contracts. Final payments of all such amounts withheld might not be received within a one- year period. However, in conformity with industry practice, the full amount of accounts receivable, including such amounts withheld, has been included in current assets.

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

Accounts and Notes Receivable Other — Non-trade accounts and notes receivable consist primarily of receivables from affiliated companies of $1,513 at December 31, 2004, and $1,270 at December 31, 2003, foreign refundable value-added tax and accrued interest receivable.

Land, Buildings and Equipment — Land, buildings and equipment are stated at cost. Depreciation is computed on a straight-line basis using composite estimated lives ranging from 10 to 25 years for buildings and from 3 to 20 years for equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in earnings.

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

Income Taxes — The Partnership is not subject to income taxes. The taxable income or loss applicable to the operation of the Partnership is includable in the income tax return of the partners. Income tax in the Partnership’s statement of operations and balance sheet have been calculated on a separate company basis for its subsidiaries subject to tax that file tax returns in their foreign jurisdictions.

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

Foreign Currency — The Partnership’s functional and reporting currency is the U.S. dollar. Assets and liabilities of foreign subsidiaries using other functional currencies are translated into U.S. dollars at year-end exchange rates and income and expenses and cash flows at monthly weighted-average rates.

For the years ended December 31, 2004 and 2003, the Partnership recorded after-tax net foreign currency transaction losses of $40 and $850, respectively, and in the year ended December 31, 2002, recorded an after-tax net foreign currency transaction gain of $127.

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

The Partnership tests for impairment at the reporting unit level as defined in SFAS No. 142, “Goodwill and Other Intangible Assets.” This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each year, the Partnership evaluates goodwill on a separate operating unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As of December 31, 2004 and 2003, the Partnership had unamortized goodwill of $49,378 and $48,690, respectively. The change is due to the change in the foreign currency translation rates.

As of December 31, 2004 and 2003, the Partnership had unamortized identifiable intangible assets of $16,026 and $15,219, respectively. The following table details amounts relating to those assets as of December 31, 2004 and 2003.

	As of December 31, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$8,492	$(2,256)	$7,803	$(1,881)
Trademarks	13,425	(3,635)	12,343	(3,046)

Total	$21,917	$(5,891)	$20,146	$(4,927)

Amortization expense related to patents and trademarks for the years 2004, 2003 and 2002 was $960, $990 and $850, respectively. Amortization expense is expected to approximate $1,000 each year in the next five years.

Stock Option Plans — Foster Wheeler Ltd. has fixed option plans which reserve common shares for issuance to executives, key employees, and directors. Employees of the Partnership participate in these plans. Foster Wheeler Ltd. and the Partnership have adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure.” Foster Wheeler Ltd. and the Partnership continue to account for stock options granted to employees and directors using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation costs for the stock-based compensation

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4. Summary of Significant Accounting Policies — (Continued)

plans been accounted for using the fair value method of accounting described by SFAS No. 123, the Partnership’s net (loss)/earnings would have been as follows:

	For the Year Ended December 31,
	2004	2003	2002

Net (loss)/income — as reported	$(75,284)	$587	$13,835
Deduct: Total stock-based employee compensation expense determined under fair-value based method for awards net of taxes of $35 in 2004, $34 in 2003 and $9 in 2002	(101)	(98)	(24)

Net (loss)/income — pro forma	$(75,385)	$489	$13,811

There were no stock options issued in 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2004	2003	2002

Dividend yield	0%	*	0%
Expected volatility	50.00%	*	83.60%
Risk free interest rate	2.99%	*	2.90%
Expected life (years)	3	*	5

* not applicable since there were no stock options issued in 2003.

On September 10, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”) which reserves 56,421 preferred shares for issuance. The options granted under the 2004 Plan expire up to a maximum of ten years from the date granted. On October 6, 2004, management was issued options under the 2004 Plan to purchase 43,103 preferred shares at an exercise price of $9.378 per common share issuable. Such options expire on October 5, 2007. One third of the options issued to management vest in the fourth quarter of 2005, and the balance vest during the fourth quarter of 2006.

Under the 1995 Stock Option Plan approved by Foster Wheeler Ltd.’s shareholders in April 1995 and amended in April 1999 and May 2002, the total number of shares of common stock that may be granted is 265,000.

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

The Foster Wheeler Ltd. shareholders approved several capital share alterations at the November 29, 2004 meeting. Among them was a one-for-twenty reverse stock split. Please note that all stock option amounts reflect post reverse stock split amounts.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4. Summary of Significant Accounting Policies — (Continued)

Information regarding these option plans for the years 2004, 2003, and 2002 is as follows (presented in actual number of shares):

	For the Year Ended December 31,
	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Options outstanding, beginning of year	23,708	$106.82	23,708	$106.82	6,376	$348.97
Options exercised	—		—		—
Options granted	13,908	$9.38	—	—	17,820	$32.80
Options cancelled or expired	(50)	$207.50	—	—	(488)	$568.00

Options outstanding, end of year	37,566	$70.61	23,708	$106.82	23,708	$106.82

Option price range at end of year	$9.38 - $881.25		$32.80 - $881.25		$32.80 - $881.25

Options available for grant at end of year	869,273		25,342		22,253

Weighted-average fair value of options granted during the year	$3.30		$—		$22.20
Options exercisable at end of year	17,718		11,828		5,888
Weighted-average price of exercisable options at end of year	$131.35		$181.16		$330.84

The following table summarizes information about fixed-price stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2004	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/2004	Weighted- Average Exercise Price

$9.38	13,908	9.8 years	$9.38	—	$—
$32.80	17,820	7.7 years	$32.80	11,880	$32.80
$113.75	1,850	6.0 years	$113.75	1,850	$113.75
$180.00	625	5.0 years	$180.00	625	$180.00
$270.00 to $301.25	1,713	4.2 years	$289.84	1,713	$289.84
$552.50 to $738.75	1,475	2.5 years	$653.52	1,475	$653.52
$881.25	175	1.1 years	$175.00	175	$175.00

	37,566			17,718

Pensions and Other Postretirement Benefits — The Partnership offers a government sponsored retirement program for the employees of its subsidiary in Finland. No plans exist for the Partnership’s other subsidiaries.

Recent Accounting Developments — On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the consolidated statement of operations and comprehensive loss based on their fair values. Prior to SFAS No. 123R, the

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4. Summary of Significant Accounting Policies — (Continued)

Partnership adopted the disclosure-only provisions of SFAS No. 123 and therefore only certain pro forma disclosures of the fair value of share-based payments were required in the notes to the consolidated financial statements. SFAS No. 123R provides for the adoption of the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, share-based employee compensation cost would be recognized from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, employee compensation cost would be recognized for periods presented prior to the adoption of the proposed standard in accordance with the original provisions of SFAS No. 123; that is, employee compensation cost would be recognized in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. Adoption of the provisions of SFAS No. 123R is effective as of the beginning of the Partnership’s quarter ending September 30, 2005. The Partnership is still evaluating the method of adoption and the impact that the adoption of SFAS No. 123R will have on its consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, SFAS No. 153 provides that exchanges of nonmonetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the consolidated financial statements of the Partnership.

5. Accounts and Notes Receivable

The following table shows the components of trade accounts and notes receivable:

	December 31,
	2004	2003

From long-term contracts:
Amounts billed, due within one year	$43,130	$71,792

Retention - Billed:
Estimated to be due in:
2005	2,941	—

Total unbilled	2,941	—

Retention - Unbilled:
Estimated to be due in:
2004	—	32,409
2005	25,918	19
2006	412	—

Total unbilled	26,330	32,428

Total receivables from long-term contracts	72,401	104,220
Other trade accounts and notes receivable	2,317	1,480

	74,718	105,700
Less allowance for doubtful accounts	1,889	1,133

Accounts Receivable - Net	$72,829	$104,567

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

5. Accounts and Notes Receivable — (Continued)

Unbilled amounts are billed in accordance with contract provisions which include monthly, milestone and other billing criteria.

Changes in the allowance for doubtful accounts during the periods ended December 31, 2002 through 2004 are presented below.

	2004	2003	2002

Balance at beginning of year	$1,133	$1,106	$—
Additions charged to expense	6,976	96	1,115
Deductions / other	(6,220)	(69)	(9)

Balance at end of year	$1,889	$1,133	$1,106

6. Contracts in Process and Inventories

The following table shows the elements included in contract in process as it relates to long-term contracts:

	December 31,
	2004	2003

Contracts in Process
Costs plus accrued profits less earned revenues on contracts currently in process	$140,590	$83,113
Less: progress payments	36,370	65,812

Net	$104,220	$17,301

Costs of inventories are shown below:

	December 31,
	2004	2003

Inventories
Materials and supplies	$3,222	$1,594
Finished goods	68	—

Total	$3,290	$1,594

7. Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	December 31,
	2004	2003

Land and land improvements	$1,590	$1,598
Buildings	48,394	44,966
Equipment	33,689	29,319
Construction in progress	—	21

	$83,673	$75,904

Depreciation and amortization expense for the years 2004, 2003 and 2002 was $5,817, $4,189 and $3,872, respectively.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

8. Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following:

	December 31,
	2004	2003

Payable to an affiliate	$41,300	$40,893
Payable to third parties	—	200

	41,300	41,093
Less: Current portion	1,300	963

	$40,000	$40,130

The notes payable to affiliates is primarily composed of two $20,000 notes. One note has an interest rate of 10%, and the other note has an interest rate of 7.5%. Both notes are due in full in December 2006.

The $200 notes payable to third parties at December 31, 2003 was composed of two notes: one note payable to the State of Finland for $130 with an interest rate of 2.25%, and a second note payable to the Ministry of Finance, Finland for $70 with an interest rate tied to WIBOR (Warsaw Interbank Offered Rate).

9. Derivative Financial Instruments

The Partnership’s activities expose it to risks related to the effect of changes in foreign-currency exchange rates. The Partnership maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. The Partnership utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS 133. At December 31, 2004, 2003 and 2002, the Partnership did not meet the requirements for deferral under SFAS 133 and recorded in the years ended December 31, 2004 and 2003, $2,020 and $6,232 of pretax net losses, respectively, and in the year ended December 31, 2002 a $9,332 pretax net gain on derivative instruments, which were reflected in the cost of operating revenues on the consolidated statement of earnings and comprehensive (loss)/ income.

The Partnership is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies). As of December 31, 2004, approximately $7,300 was owed to the Partnership by counterparties and $10,500 was owed by the Partnership to counterparties. A $235 net of tax gain was recorded in other comprehensive (loss)/ income as of December 31, 2001. This amount was reclassified to earnings in 2002 as the Partnership no longer qualified for deferral under SFAS No. 133.

The maximum term over which the Partnership is hedging exposure to the variability of cash flows is 12 months.

10. Warranty Reserves

The Partnership provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Warranty Reserves — (Continued)

Balance as of December 31, 2002	$13,900
Accruals	27,400
Settlements	(5,300)
Adjustments to provision	(1,100)

Balance as of December 31, 2003	34,900
Accruals	9,900
Settlements	(9,800)
Adjustments to provision	(100)

Balance as of December 31, 2004	$34,900

11. Income Taxes

The Partnership’s (loss)/earnings before income taxes for the years 2004, 2003 and 2002 were taxed under foreign jurisdictions.

	2004	2003	2002

(Loss)/earnings before income taxes	$(73,271)	$13,402	$21,813

The provision for income taxes on those earnings was as follows:

	2004	2003	2002

Current tax expense	$(1,635)	$(15,683)	$(7,162)
Deferred tax (expense)/benefit	(378)	2,868	(816)

Total provision for income taxes	$(2,013)	$(12,815)	$(7,978)

Deferred tax assets (liabilities) consist of the following:

	2004	2003

Difference between book and tax depreciation	$(5,285)	$(4,788)
Net operating loss carryforwards	34,899	8,462
Valuation allowance	(31,272)	(6,804)
Difference between book and tax recognition of income	2,299	4,135
Unrealized exchange gains/loss	—	(617)
Other	(784)	(153)

Net deferred tax (liabilities)/asset	$(143)	$235

The provision for income taxes differs from the amount of income tax determined by applying the applicable Finland statutory rate to earnings before income taxes, as a result of the following:

	2004	2003	2002

Tax provision at the Finland statutory rate	(29.0)%	29.0%	29.0%
Non-deductible book expenses	0.8	3.5	0.4
Foreign rate differential	(3.0)	(19.8)	(2.8)
Valuation allowance	32.2	44.0	4.1
Nondeductible losses	—	14.4	3.0
Tax credits and reserves	—	12.8	3.0
Effect of tax rate change	0.3	11.3	—
Other	1.4	0.4	(0.1)

	2.7%	95.6%	36.6%

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

11. Income Taxes — (Continued)

As reflected above, the Partnership has recorded various deferred tax (liabilities)/assets. Realization is dependent on generating sufficient taxable income. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. The valuation allowance increased by $24,468 in 2004. A valuation reserve is required under SFAS No. 109, “Accounting for Income Taxes,” when there is an evidence of losses in certain foreign tax jurisdictions in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided in the current year do not begin expiring until 2014 and beyond, based on the current tax laws.

12. Operating Leases

The Partnership and certain of its subsidiaries are obligated under operating lease agreements, primarily for office space. Rental expense totaled $4,845 in 2004, $4,333 in 2003 and $3,106 in 2002. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2005	$4,455
2006	4,045
2007	3,872
2008	3,834
2009	3,894
Thereafter	3,237

$23,337

13. Capital Lease

During 2002, the Partnership entered into a lease transaction for an office building in Finland. The transaction qualified as a capital lease and is summarized as follows:

	December 31,
	2004	2003

Buildings	$19,624	$17,886
Less: accumulated amortization	1,363	596

Net assets under capital lease	$18,261	$17,290

The following are the minimum lease payments to be made in each of the years indicated for the capital lease in effect as of December 31, 2004:

Fiscal year:
2005	$1,220
2006	1,220
2007	1,220
2008	1,220
2009	1,220
Thereafter	27,948
Less: Interest	(15,100)

Net minimum lease payments under capital lease	$18,948

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

15. Financial Instruments and Risk Management

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values:

Cash and Short-term Investments — All investments are considered available for sale and the carrying amount approximates fair value because of the short-term maturity of these instruments.

Long-term Debt — The fair value of the Partnership’s third-party long-term debt (including current installments) is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities. It is not practicable to estimate the fair value of the Partnership’s intercompany debt, as there is no market for this type of debt instrument.

Foreign Currency Contracts — The fair values of these financial instruments (used for hedging purposes) are estimated by obtaining quotes from brokers. The Partnership is exposed to market risks from fluctuations in foreign exchange rates. Financial instruments are utilized by the Partnership to reduce this risk. The Partnership does not hold or issue financial instruments for trading purposes. The Partnership is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies) (see Notes 4 and 10).

Carrying Amounts and Fair Values — The estimated fair values of the Partnership’s financial instruments are as follows:

	December 31,
	2004		2003

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$63,087	$63,087	$122,281	$122,281
Restricted Cash	5,718	5,718	9,228	9,228
Third-party long-term debt	—	—	200	200
Intercompany notes payable - current	1,300	—	893	—
Intercompany notes payable - long-term	40,000	—	40,000	—
Capital lease obligation	18,948	18,948	17,573	17,573
Derivatives:
Foreign currency contracts	450	450	3,100	3,100

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

15. Financial Instruments and Risk Management — (Continued)

In the ordinary course of business, the Partnership is contingently liable for performance under letters of credit and bank guarantees totaling $188,875 and $264,262 as of December 31, 2004 and 2003, respectively. In the Partnership’s past experience, no material claims have been made against these financial instruments. Management of the Partnership does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

As of December 31, 2004, the Partnership had $17,756 of foreign currency contracts outstanding. These foreign currency contracts mature in 2005. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Partnership places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Partnership’s customer base and their dispersion across different business and geographic areas, except as indicated in Note 16. As of December 31, 2004 and 2003, the Partnership had no significant concentrations of credit risk.

16. Concentrations

For the year ended December 31, 2004, approximately 37% of the Partnership’s operating revenues was from two third-party customers, and approximately 9% of the operating revenues was from one affiliated company. Management considers the credit risk to be low. Both third-party customers pay monthly according to project progress. The related accounts receivable are current.

17. Related Party Transactions

The Partnership enters into long-term contracts as a subcontractor for and subcontracts work to certain Foster Wheeler affiliates.

Included in the statement of operations relating to such contracts were as follows:

	For the Year Ended December 31,
	2004	2003	2002

Operating revenues	$45,203	$72,820	$73,807
Cost of operating revenues	1,661	803	478
Interest income	128	107	195
Cost and expenses:
Royalty and management fees	6,017	10,563	9,297
Interest expense	3,342	3,500	3,500

Included in the consolidated balance sheet for 2004 and 2003 related to long-term contract activity and intercompany borrowings with Foster Wheeler affiliates is the following:

	December 31,
	2004	2003

Accounts and notes receivable	$1,513	$1,270
Intercompany notes receivable	1,773	1,523
Accounts payable	17,859	7,913
Intercompany notes payable	41,300	40,893

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

17. Related Party Transactions — (Continued)

Also reflected in the balance sheet, due to the uncertainty of collection based on the going concern issues addressed in Note 2, the Partnership reduced intercompany notes receivable and charged Partners’ capital for its notes receivable from U.S. affiliates. The year-over-year change is reflected in the Consolidated Statement of Changes in Partners’ Capital and the Consolidated Statement of Cash Flows. The impact on Partners’ Capital was a reduction of $33,567 and $11,942 at December 31, 2004 and 2003, respectively.

Costs incurred by Foster Wheeler Ltd. and certain of its affiliates on behalf of the Partnership are charged to the Partnership through a management fee. The fees were $1,399, $1,186 and $752 in 2004, 2003 and 2002, respectively. These fees represent management’s estimation of a reasonable allocation of the Partnership’s share of such costs.

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 31, 2004, December 26, 2003 and December 27, 2002.

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY Consolidated Financial Statements December 31, 2004

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in shareholders’ deficit present fairly, in all material respects, the financial position of Financial Services S.a.r.l. and Subsidiary (the “Company”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company and the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 31, 2004 and has a shareholders’ deficit of $513,283,000 at December 31, 2004. The Parent has substantial debt obligations and during 2004 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 30, 2005

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars)

	For the Year Ended December 31,
	2004	2003	2002

Revenues:
Royalty income with affiliates	$23,733	$20,473	$25,114
Interest income with affiliates	16,835	18,320	31,875

Total Revenues	40,568	38,793	56,989

Costs and Expenses:
Interest expense with affiliates	31,999	35,580	49,069
Other deductions	2,632	586	1,887

Total Costs and Expenses	34,631	36,166	50,956

Earnings before income taxes	5,937	2,627	6,033
Benefit/(provision) for income taxes	5,821	1,090	(844)

Net Earnings	$11,758	$3,717	$5,189

See notes to consolidated financial statements.

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except per share amount)

	December 31, 2004	December 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$371	$462
Accounts receivable from affiliates	8,566	389
Interest receivable from affiliates, net	19,050	2,491
Prepaid expenses	68	49

Total current assets	28,055	3,391
Notes receivable from affiliates	320,000	200,000
Deferred income taxes	13,408	7,029

TOTAL ASSETS	$361,463	$210,420

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable to affiliates	$2,278	$1,105
Accrued interest payable to affiliates	22,792	3,447
Accrued expenses	207	111
Advance payments received	447	—
Income taxes payable	1,376	1,050
Note payable to affiliate	167,333	169,403

Total current liabilities	194,433	175,116
Long-term notes payable to affiliates	320,000	200,000
Commitment and contingencies

TOTAL LIABILITIES	514,433	375,116
Shareholders’ Deficit:
Capital shares $30.00 stated value; 250,500 shares authorized, issued and outstanding	7,515	7,515
Accumulated deficit	(160,484)	(172,211)

TOTAL SHAREHOLDERS’ DEFICIT	(152,969)	(164,696)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$361,463	$210,420

See notes to consolidated financial statements.

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
(in thousands of dollars)

	Capital Shares	Accumulated Deficit (1)	Total

Balance — December 31, 2001	$7,515	$(181,471)	$(173,956)
Earnings for the year	—	5,189	5,189
Capitalization of interest receivable	—	94	94

Balance — December 31, 2002	7,515	(176,188)	(168,673)
Earnings for the year	—	3,717	3,717
Capitalization of interest receivable	—	260	260

Balance — December 31, 2003	7,515	(172,211)	(164,696)
Capitalization of interest receivable	—	(31)	(31)
Earnings for the year	—	11,758	11,758

Balance — December 31, 2004	$7,515	$(160,484)	$(152,969)

(1) Accumulated deficit includes the excess of fair value over recorded amount of intangible assets acquired from affiliated company of $190,000, net of tax benefit of $5,700 and capitalization of note receivable of $50.

See notes to consolidated financial statements.

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)

	For the Year Ended December 31,
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$11,758	$3,717	$5,189
Deferred tax assets	(6,379)	(1,594)	163
Capitalization of interest receivable charged to accumulated deficit	(31)	260	94
Changes in assets and liabilities:
Accounts receivable from affiliates	(8,177)	16,740	661
Royalties received in advance	447	—	—
Interest receivable from affiliates	(16,559)	20,038	(16,519)
Prepaid expenses	(19)	(49)	—
Accounts payable to affiliates	1,173	(7,086)	(5,919)
Accrued interest payable to affiliates	19,345	(19,082)	16,519
Accrued expenses	96	(134)	144
Income taxes	325	119	367

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,979	12,929	699

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in notes payable to affiliates	(2,070)	(13,182)	—

Net cash used by financing activities	(2,070)	(13,182)	—

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(91)	(253)	699
Cash and cash equivalents at beginning of year	462	715	16

CASH AND CASH EQUIVALENTS AT END OF YEAR	$371	$462	$715

Cash paid during the year for:
Interest	$12,654	$58,286	$40,213
Income taxes	$232	$385	$314

NONCASH FINANCING ACTIVITIES

At the date of formation, Financial Services S.a.r.l. received $405,000 of notes receivable from affiliated companies and assumed $405, 000 of notes payable to an affiliated company. On April 1, 2003, the Company transferred $205,000 of its notes receivable and $205,000 of its notes payable back to FWLLC. (See Note 5.)

See notes to consolidated financial statements.

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

1. Nature of Operations and Relationship to Foster Wheeler Ltd. and Subsidiaries

Financial Services S.a.r.l. (the “Company”) was organized under the laws of Luxembourg and is a subsidiary of Foster Wheeler LLC (“FWLLC”) (99.2%) and Perryville Services Company Ltd. (“Perryville”) (0.8%). FWLLC and Perryville are indirectly wholly owned subsidiaries of Foster Wheeler Ltd. The principal operation of the Company is to provide financing to Foster Wheeler affiliates around the world. In addition, FW Hungary Licensing Limited Liability Company (“FW Hungary”), a wholly owned subsidiary of the Company, provides the management, developing and licensing of the beneficial rights of Foster Wheeler Ltd.’s intellectual property. FW Hungary currently licenses such rights to various Foster Wheeler affiliates outside of the United States.

The Company’s only transactions and relationships are with its Parent and other affiliated companies as discussed in Notes 2, 3, 5, and 7. Currently, the Company holds notes receivable from various United States affiliates. Accordingly, the financial position, results of operations, and cash flows of the Company could differ significantly from those that would have resulted had the Company been an independent entity.

The Company’s functional currency is the U.S. dollar.

2. Liquidity and Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is largely dependent on Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd. and the Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s and the Company’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, including those resulting from asbestos-related liabilities, as well as Foster Wheeler Ltd.’s ability to maintain credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. incurred significant operating losses in each of the years in the three-year period ended December 31, 2004, and has a shareholders’ deficit of $513,283 as of December 31, 2004.

In 2004, Foster Wheeler Ltd. consummated an equity-for-debt exchange in which it issued common shares, preferred shares, warrants to purchase common shares and new notes in exchange for certain of its outstanding debt securities and trust securities. The exchange offer reduced Foster Wheeler Ltd.’s existing debt (excluding a reduction in deferred accrued interest of $31,128) by $437,041, improved the shareholders’ deficit by $448,136 and when combined with the proceeds from the issuance of the new notes that were used to repay amounts that were outstanding under a previous Senior Credit Facility, eliminated substantially all material scheduled corporate debt maturities prior to 2011. After completing the exchange, Foster Wheeler Ltd. had outstanding debt obligations of approximately $570,073 as of December 31, 2004.

In August of 2002, Foster Wheeler Ltd. negotiated a Senior Credit Facility that was comprised of a $71,000 term loan, a $69,000 revolving credit facility and a $149,900 letter of credit facility having an April 30, 2005 maturity date. In connection with the equity-for- debt exchange, Foster Wheeler Ltd. prepaid the term loan and amounts outstanding under the revolving credit facility. Accordingly, there were no borrowings outstanding under the Senior Credit Facility as of December 31, 2004. Letters of credit of $90,018 remained outstanding under the Senior Credit Facility as of December 31, 2004.

In March 2005, the Senior Credit Facility was replaced with a new 5-year $250,000 Senior Credit Agreement. The new Senior Credit Agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus a spread. Standby letters of credit issued under the new Senior Credit Agreement will carry a fixed price throughout the life of the facility. The Senior Credit Agreement is collateralized by the assets and/or the stock of certain of Foster Wheeler Ltd.’s domestic subsidiaries and certain of its foreign subsidiaries.

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Liquidity and Going Concern — (Continued)

Foster Wheeler Ltd. paid up-front fees to the lender of approximately $8,225 in conjunction with the execution of the Senior Credit Agreement. Such fees, paid predominately in the first quarter of 2005, have been deferred and will be amortized to expense over the life of the agreement.

Foster Wheeler Ltd. finalized a sale/leaseback arrangement for an office building at its corporate headquarters in the third quarter of 2002. Under this arrangement, Foster Wheeler Ltd. leases the facility for an initial non-cancelable period of 20 years. The long-term capital lease obligation of $45,280 as of December 31, 2004 is included in long-term debt in Foster Wheeler Ltd.’s consolidated balance sheet.

The new Senior Credit Agreement and the sale/leaseback arrangement have quarterly financial covenant compliance requirements. Management’s forecast indicates that Foster Wheeler Ltd. will be in compliance with the financial covenants throughout 2005. The forecast assumes a significant level of new contracts and improved performance on existing contracts. However, there can be no assurance that Foster Wheeler Ltd. will comply with the covenants. If Foster Wheeler Ltd. violates a covenant under the Senior Credit Agreement or the sale/leaseback arrangement, repayment of amounts outstanding under such agreements could be accelerated and the following borrowings outstanding could also be accelerated: the 2011 Senior Notes, the 2005 Senior Notes, the Convertible Subordinated Notes, the Trust Preferred Securities, the Subordinated Robbins Facility Exit Funding Obligations, and certain of the special-purpose project debt facilities. The total amount of Foster Wheeler Ltd. debt that could be accelerated is $463,563 as of December 31, 2004. Foster Wheeler Ltd. would not be able to repay amounts borrowed if the payment dates were accelerated.

Holders of Foster Wheeler Ltd.’s new 2011 Senior Notes have a security interest in the stock, debt and assets of certain of Foster Wheeler Ltd.’s subsidiaries. The 2011 Senior Notes contain incurrence covenants that limit Foster Wheeler Ltd.’s ability to undertake certain actions including incurring debt, making certain payments and investments, granting liens, selling assets and entering into specific intercompany transactions, among others. Management monitors these covenants to ensure Foster Wheeler Ltd. remains in compliance with the indenture.

In connection with the exchange, the holders of Foster Wheeler Ltd.’s 2005 Senior Notes agreed to amend the indenture governing these notes to effectively eliminate the security interest previously held by the notes.

On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provided for up to $45,000 of additional revolving loans available to provide working capital. As of December 31, 2004, the facility remained undrawn. In December 2004, the U.K. subsidiaries gave notice canceling the revolving credit facility effective January 24, 2005.

Since January 15, 2002, Foster Wheeler Ltd. has exercised its right to defer payments on the Trust Preferred Securities. The aggregate liquidation amount of the Trust Preferred Securities at December 31, 2004 was $71,177 after completing the equity-for-debt exchange. The previous Senior Credit Facility required Foster Wheeler Ltd. to defer the payment of the dividends on the Trust Preferred Securities and, accordingly, no dividends were paid during 2004 or 2003. As of December 31, 2004, the amount of dividends deferred plus accrued interest approximates $23,460. Foster Wheeler Ltd. intends to continue to defer payment of the dividends on the Trust Preferred Securities until January 15, 2007 - the full term allowed by the underlying agreement. Once the deferred dividend obligation has been satisfied, Foster Wheeler Ltd. has the right to defer subsequent dividend payments for an additional 20 consecutive quarters. The new Senior Credit Agreement requires the approval of the lenders to make payments on the Trust Preferred Securities to the extent such payments are not contractually required by the underlying Trust Preferred Securities agreements.

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Liquidity and Going Concern — (Continued)

Foster Wheeler Ltd.’s European Power subsidiary in Finland is a party to two Euro-denominated performance bond facilities with financial institutions that contain covenants. Obligations under both facilities are guaranteed by Foster Wheeler Ltd. The covenants include (i) a limitation on the amount of dividends to 75% of the subsidiary’s annual earnings and (ii) a requirement that the payment of dividends and certain restricted payments be subject to the subsidiary having minimum equity ratios, calculated as equity divided by total assets each as defined in the facilities. In addition, the facilities require the subsidiary to maintain a minimum equity ratio.

One of the performance bond facilities is dedicated to a specific project and, as of December 31, 2004, had performance bonds outstanding equivalent to $24,522 (none of which has been drawn as of such date). Covenants under this facility are tested quarterly. The second facility is a general performance bond facility and, as of December 31, 2004, had performance bonds outstanding in favor of several clients equivalent to $10,114 (none of which has been drawn).

As a result of operating losses at the foreign subsidiary during the second quarter of 2004, the equity of Foster Wheeler Ltd.’s subsidiary fell below the minimum equity ratios, breaching the covenants contained in the two performance bond facilities. On August 6, 2004 and August 9, 2004, Foster Wheeler Ltd.’s foreign subsidiary obtained waivers from the financial institutions providing the performance bond facilities.

The waiver for the project-specific performance bond facility requires that the foreign subsidiary make no dividends or other restricted payments, including intercompany loans, debt service on existing intercompany loans, royalties, and management fees, for as long as the foreign subsidiary’s equity remains below the minimum equity ratio levels so long as the performance bonds are outstanding. Foster Wheeler Ltd.’s subsidiary remained below the minimum equity ratio as of December 31, 2004. On March 15, 2005, the bond expired and the banks funded the client and Foster Wheeler Ltd. reimbursed the banks. The bond is therefore no longer outstanding. It is the intention of Foster Wheeler Ltd. to issue a letter of credit under the new Senior Credit Agreement and thus recover the cash from the client.

The waiver for the general performance bond facility is effective through March 31, 2005. As of that date, approximately $4,900 is forecasted to be outstanding under the facility. Foster Wheeler Ltd. has provided a standby letter of credit to back up the general performance bond facility and intends to do so until such facility can be permanently replaced or the last performance bond issued there under has expired. Therefore, Foster Wheeler Ltd. believes this matter will not have an adverse impact on its forecasted liquidity. The foreign subsidiary’s inability to pay dividends and restricted payments because of its failure to remain in compliance with the minimum equity ratio covenant is reflected in Foster Wheeler Ltd.’s liquidity forecasts.

Management closely monitors liquidity and updates its U.S. liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, working capital needs and unused credit line availability. Foster Wheeler Ltd.’s cash flow forecasts continue to indicate that sufficient cash will be available to fund Foster Wheeler Ltd.’s U.S. and foreign working capital needs throughout 2005.

As of December 31, 2004, Foster Wheeler Ltd. had cash and cash equivalents, short-term investments, and restricted cash totaling $390,186, compared to $430,170 as of December 26, 2003. Of the $390,186 total at December 31, 2004, $319,612 was held by foreign subsidiaries.

Foster Wheeler Ltd.’s domestic operating entities are cash flow positive. However they do not generate sufficient cash flow to cover the costs related to Foster Wheeler Ltd.’s indebtedness, obligations to fund U.S. pension plans, and corporate overhead expenses. Consequently, Foster Wheeler Ltd. requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Liquidity and Going Concern — (Continued)

minimum working capital needs and to service its debt. Foster Wheeler Ltd.’s current 2005 forecast assumes total cash repatriation from its non-U.S. subsidiaries of approximately $107,000 from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends. In 2004 and 2003, Foster Wheeler Ltd. repatriated approximately $77,000 and $100,000, respectively, from its non-U.S. subsidiaries.

There can be no assurance that the forecasted foreign cash repatriation will occur, as the non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of Foster Wheeler Ltd.’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. The repatriation of funds may also subject those funds to taxation. As a result of these factors, Foster Wheeler Ltd. may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries in the amount forecasted above.

Commercial operations under a domestic contract retained by Foster Wheeler Ltd. in connection with the sales of assets of the Foster Wheeler Environmental Corporation (“Environmental”), commenced in January 2004. The plant processes low-level nuclear waste for the U.S. Department of Energy (“DOE”). Foster Wheeler Ltd. funded the plant’s construction costs and operates the facility. The majority of Foster Wheeler Ltd.’s invested capital was recovered during the early stages of processing the first stream of waste materials. This project successfully processed all quantities of the first waste stream of materials ahead of schedule and is currently finalizing the processing line for the second waste stream. In 2004, the project generated net cash flow of approximately $53,300. An additional $17,800 of capital recovery is dependent on the initial processing of the second waste stream of materials. This capital recovery is expected in 2005.

Foster Wheeler Ltd.’s inability to operate profitably and to generate cash flows from operations, its reliance on repatriated cash from its foreign subsidiaries to fund its domestic obligations, and its obligations to maintain minimum debt covenants to avoid possible acceleration of its debt, raises substantial doubt about Foster Wheeler Ltd.’s and the Company’s ability to continue as a going concern.

3. Purchase of FW Hungary Licensing Limited Liability Company

In December 2003, the Company acquired 100% of FW Hungary, previously a wholly owned subsidiary of FW Technologies Holding, LLC (“FW Tech Holding”), for approximately $50,000. The transaction was financed by issuing a $42,500 demand note payable bearing interest at 9% to FW Tech Holding and by issuing additional ownership interest in the Company with an approximate value of $7,500 to Perryville, in exchange for their respective 85% and 15% ownership interests in FW Hungary. The Company has reflected this transaction as a reorganization of companies under common control. Accordingly, the accompanying consolidated financial statements include the activity of FW Hungary in the consolidated statements of financial position, results of operations and cash flows for all periods presented.

4. Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiary. All intercompany transactions and balances have been eliminated.

The Company’s fiscal year ends December 31.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4. Summary of Significant Accounting Policies — (Continued)

statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. The most significant estimates relate to the collection of notes, interest receivable and royalty income from affiliates and taxes.

Revenue Recognition — Revenue is recognized on the accrual basis. The Company’s primary source of revenue is interest income and royalty income from affiliated companies.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less.

Accounts and Interest Receivable from Affiliates — Accounts receivable and interest receivable consists of amounts due from related parties (presented at net realizable value). See Note 5.

Income Taxes — The Company files a tax return in Luxembourg. Income tax expense in the Company’s consolidated statement of operations has been calculated on a separate company basis for its subsidiary that files a tax return in its foreign jurisdiction. The Company has an agreement with the Luxembourg tax jurisdiction whereby the Company is required to pay a minimum tax. Provision is made for foreign income taxes payable by the Company’s subsidiary in Hungary at the statutory rate of 4% for the twelve months ended December 31, 2004 and 3% for the twelve months ended December 31, 2003. New Hungarian legislation increased the statutory rate to 4% from 3% effective January 1, 2004 and will increase the statutory rate to 16% with certain exemptions which will bring the effective tax rate for the Company to 8% effective January 1, 2006. In addition, royalty income from foreign sources of the Company’s subsidiary is subject to foreign tax withholding.

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

On April 1, 2003, the Company transferred $205,000 of its notes receivable and $205,000 of its notes payable back to FWLLC. The interest rate on the remaining notes receivable was also changed to 6.85% per annum on April 1, 2003. The balance of the note payable was at an interest rate of 6.75% per annum from April 1, 2003 until September 24, 2004. On September 24, 2004 as a result of the Foster Wheeler Ltd. equity for debt exchange discussed in Note 2, the interest rate on the obligations assumed by the Company changed to a weighted average rate of 7.71107% per annum. The debt matures on November 15, 2005 ($11,417), on September 24, 2011 ($141,437), and on May 1, 2016 ($47,146) .

On September 24, 2004 the Company acquired a $120,000 demand note receivable which bears interest at 10.45275% from an affiliated company through assignment by FWLLC. In exchange for this note, the Company assumed the obligation to finance $120,000 of FWLLC’s debt and the related carrying charges. The debt was at an interest rate of 10.359%.

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

5. Related Party Transactions — (Continued)

Interest income on the notes receivable recognized for the years ended December 31, 2004, 2003 and 2002 amounted to $16,835, $18,320 and $31,875 respectively. Interest receivable on those notes amounted to $19,050 and $2,491 as of December 31, 2004 and December 31, 2003, respectively. Reflected in the consolidated balance sheet, due to the uncertainty of collection based on the going concern issue addressed in Note 2, the Company reduced intercompany interest receivable from U.S. affiliates and charged accumulated deficit. A charge/(credit) to accumulated deficit was recorded in the amounts of $31 and $(260) for the periods ended December 31, 2004 and December 31, 2003, respectively, to reflect the excess of interest receivable over interest payable to affiliates. See below for a discussion of the Company’s credit risk.

Interest expense on the notes payable recognized for the years ended December 31, 2004, 2003 and 2002 amounted to $16,804, $18,580 and $31,969, respectively. Interest payable to FWLLC as of December 31, 2004 and 2003 was $12,637 and $2,283, respectively.

The Company is required to fund its obligations to FWLLC only to the extent it collects amounts due on its notes receivable from affiliates. See Note 2 for contingencies associated with the affiliates’ ability to repay the debt. To the extent that any amounts of the notes receivable become uncollectible, FWLLC agrees to assume the obligation of the Company pursuant to the Note Transfer and Debt Assumption Agreement dated May 25, 2001. In addition, the Company agrees to the extent the obligation for the notes payable is reduced for whatever reason, the Company’s rights to those notes receivable will correspondingly be transferred to FWLLC. As a result, the Company has no credit risk relating to the notes receivable.

FW Hungary made an investment in Foster Wheeler Licensing Services G.P. (“FWLS”) of $190,000 on December 22, 2000 through the issuance of a $190,000 note payable to FWLS, which was later assigned to FWLLC. FWLS held licensed property that included intellectual property, confidential informational, licensing rights and marketing intangibles of Foster Wheeler Ltd. On May 18, 2001, FWLS was dissolved and FW Hungary acquired the licensed property in exchange for its ownership interest. The transfer of the licensed property was seen as a transaction between entities under common control. As a result, the licensed property was recorded at its carrying value of zero. The note payable bears interest at an annual rate of 9.0%. For the three years ended December 31, 2004, 2003 and 2002, interest expense was $15,195, $17,000 and $17,100, respectively. Unpaid interest at December 31, 2004, and 2003 was $10,155 and $1,164, respectively.

FW Hungary enters into licensing agreements as a Licensor of LP to certain foreign affiliates of Foster Wheeler Ltd. The affiliates pay a royalty to FW Hungary based on an agreed upon range of between 1.0% and 4.0% of the affiliates’ current year net revenues (operating revenues less intercompany revenues). These agreements are for one-year periods with the right of extension and revision. Royalty income is calculated and billed on a quarterly basis. For the years ended December 31, 2004, 2003 and 2002, royalty income was $23,733, $20,473 and $25,114, respectively.

Accounts receivable from affiliates at December 31, 2004 and 2003 represents unpaid royalty fees of $8,566 and $389, respectively.

On January 1, 2001, FW Hungary entered into a Cost Sharing Agreement with certain Foster Wheeler affiliates to share their collective knowledge and to jointly develop Intangible Property. The costs of developing this property allocable to FW Hungary shall be fifty percent of the pretax net expenses of the affiliates for the year. The agreement is effective for five years and shall automatically renew for additional two-year terms unless FW Hungary or affiliates give thirty days notice prior to the end of the term or any renewal term. The amount of costs incurred under this agreement for the years ended December 31, 2004, 2003 and 2002 was $2,225, $532, and $1,744, respectively. As of December 31, 2004 and 2003, $2,225 and $532, respectively, were payable to affiliates pursuant to this agreement.

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

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended as of December 31, 2004, December 26, 2003 and December 27, 2002.

The Management of Foster Wheeler Ltd. has considered whether there are any costs borne by affiliates of the Company that should be allocated to the Company and has determined that these costs, if any, are immaterial.

6. Income Taxes

The components of earnings before income taxes for the years 2004, 2003 and 2002 were taxed as follows:

	2004	2003	2002

Foreign	$5,937	$2,627	$6,033

The benefit/(provision) for income taxes on that earnings was as follows:

	2004	2003	2002

Current tax expense:
Foreign	$(558)	$(504)	$(681)
Deferred tax benefit/(expense):
Foreign	6,379	1,594	(163)

Total benefit/(provision) for income taxes	$5,821	$1,090	$(844)

Deferred tax assets consist of the following:
Intangible assets	$13,408	$7,029

Net deferred tax assets	$13,408	$7,029

The (benefit)/provision for income taxes is determined by applying the Luxembourg statutory rate applicable to the Company. Due to enactment of new legislation, the Hungarian tax rate was increased to 4% effective January 1, 2004 and will increase to 16% with certain exemptions which will bring the effective tax rate for the Company to 8% effective January 1, 2006. Accordingly, the deferred tax provisions include a benefit of $6,596 for 2004 and $1,757 for 2003 to reflect the increase of the value of the deferred tax assets.

The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory rate to earnings before income taxes, as a result of the following:

	2004	2003	2002

Tax provision at the Luxembourg statutory rate	30.4%	30.4%	30.4%
Foreign rate differential	(43.4)%	(33.3)%	(27.9)%
Difference in estimated income tax on foreign income and losses, net of amounts previously provided	2.0%	4.4%	1.9%
Unutilized loss	18.1%	9.1%	0.5%
Effect of tax rate change	(111.1)%	(66.9)%	—%
Withholding tax rate	6.0%	14.8%	9.1%

	(98.0)%	(41.5)%	14.0%

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

7. Financial Instruments and Risk Management

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. The carrying amounts and fair value of the Company’s long-term debt are as follows: at December 31, 2004-$272,854 and $295,019, respectively; at December 26, 2003-$200,000 and $150,500, respectively. It is not practicable to estimate the fair value of the Company’s intercompany debt of $214,479 at December 31, 2004 and $169,403 at December 31, 2003 as there is no market value for this type of debt instrument.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY Financial Statements December 31, 2004

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd:

In our opinion, the accompanying statement of financial position and the related statements of operations, of cash flows and of changes in member’s interest present fairly, in all material respects, the financial position of FW Hungary Licensing Limited Liability Company (the “Company”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company and the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 31, 2004 and has a shareholders’ deficit of $513,283,000 at December 31, 2004. The Parent has substantial debt obligations and during 2004 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
March 30, 2005

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
STATEMENT OF OPERATIONS
(in thousands of dollars)

	For the Year Ended December 31,
	2004	2003	2002

Revenues:
Royalty income with affiliates	$23,733	$20,473	$25,114
Interest income with affiliates	—	200	—

Total Revenues	23,733	20,673	25,114

Costs and Expenses:
Interest expense with affiliates	11,338	17,000	17,100
Other deductions	2,627	482	1,872

Total Costs and Expenses	13,965	17,482	18,972

Earnings before income taxes	9,768	3,191	6,142
Benefit/(provision) for income taxes	5,936	1,205	(729)

Net earnings	$15,704	$4,396	$5,413

See notes to financial statements.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
STATEMENT OF FINANCIAL POSITION
(in thousands of dollars)

	December 31, 2004	December 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$347	$461
Accounts receivable from affiliates	8,610	389
Prepaid expenses	68	49

Total current assets	9,025	899
Deferred income taxes	13,408	7,029

TOTAL ASSETS	$22,433	$7,928

LIABILITIES AND MEMBER’S INTEREST
Current Liabilities:
Accounts payable to affiliates	$2,277	$2,041
Accrued expenses	73	96
Advance payments	447	—
Income taxes payable	900	689
Notes payable to affiliates	124,477	126,547

Total current liabilities	128,174	129,373
Commitments and contingencies

TOTAL LIABILITIES	128,174	129,373

TOTAL MEMBER’S INTEREST	(105,741)	(121,445)

TOTAL LIABILITIES AND MEMBER’S INTEREST	$22,433	$7,928

See notes to financial statements.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
STATEMENT OF MEMBER’S INTEREST
(in thousands of dollars)

	Contributed Capital	Accumulated Earnings	Other Adjustments (1)	Total

Balance — December 31, 2001	$100	$2,995	$(184,350)	$(181,255)
Earnings for the year		5,413		5,413

Balance — December 31, 2002	100	8,408	(184,350)	(175,842)
Additional capital contribution	50,001	—	—	50,001
Earnings for the year	—	4,396	—	4,396

Balance — December 31, 2003	50,101	12,804	(184,350)	(121,445)
Earnings for the year	—	15,704	—	15,704

Balance — December 31, 2004	$50,101	$28,508	$(184,350)	$(105,741)

(1)
Other adjustments reflect the excess of fair value over recorded amount of intangible assets acquired from affiliated company of $190,000, net of tax benefit of $5,700 and capitalization of note receivable of $50.

See notes to financial statements.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
STATEMENT OF CASH FLOWS
(in thousands of dollars)

	For the Year Ended December 31,
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$15,704	$4,396	$5,413
Deferred tax assets	(6,379)	(1,594)	163
Changes in assets and liabilities:
Accounts receivables from affiliates	(8,221)	16,740	661
Prepaid expenses	(19)	(49)	—
Accounts payable to affiliates	236	(6,150)	(5,919)
Advance payments	447	—	—
Accrued expenses	(23)	(134)	129
Income taxes	211	4	252

Net cash provided by operating activities	1,956	13,213	699

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	—	1	—
Decrease in notes payable to affiliates	(2,070)	(13,453)	—

Net cash used by financing activities	(2,070)	(13,452)	—

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(114)	(239)	699
Cash and cash equivalents at beginning of year	461	700	1

CASH AND CASH EQUIVALENTS AT END OF YEAR	$347	$461	$700

Cash paid during the year for:
Interest	$12,691	$19,688	$24,763
Income taxes	$232	$385	$314

NONCASH FINANCING ACTIVITIES:

In December 2003, FW Hungary Licensing Limited Liability Company received a non-cash capital contribution of $50,000 from Financial Services S.a.r.l. (“SARL”) in exchange for a reduction in FW Hungary’s note payable to SARL of $50,000. (See Note 4.)

See notes to financial statements.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
NOTES TO FINANCIAL STATEMENTS
(in thousands of dollars)

1. Nature of Operations and Relationship to Foster Wheeler Ltd. and Subsidiaries

FW Hungary Licensing Limited Liability Company (the “Company”) was organized on December 1, 2000 under the laws of Hungary. The Company, as of December 2003, is a wholly owned subsidiary of Financial Services S.a.r.l. (“SARL”) or the “Member” which is a subsidiary of Foster Wheeler LLC (“FWLLC”) (99.2%), and Perryville Services Company Ltd. (“Perryville”) (.8%), which are indirectly wholly owned subsidiaries of Foster Wheeler Ltd. Prior to December 2003, the Company was owned by FW Technologies Holdings, LLC (“FWTH”) which was, prior to its dissolution, a subsidiary of FWLLC (99.9%) and Perryville (.1%) (see Note 4). The principal operation of the Company is the management, developing and licensing of the beneficial rights of Foster Wheeler Ltd.’s intellectual property. The Company currently licenses such rights to various Foster Wheeler affiliates outside of the United States.

The Company’s only transactions and relationships are with SARL, FWLLC and other affiliated companies as discussed in Notes 2, 4 and 6. Accordingly, the financial position, results of operations and cash flows of the Company could differ significantly from those that would have resulted had the Company been an independent entity.

The Company’s functional currency is the U.S. dollar.

2. Liquidity and Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is largely dependent on Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd. and the Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s and the Company’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, including those resulting from asbestos-related liabilities, as well as Foster Wheeler Ltd.’s ability to maintain credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. incurred significant operating losses in each of the years in the three-year period ended December 31, 2004, and has a shareholders’ deficit of $513,283 as of December 31, 2004.

In 2004, Foster Wheeler Ltd. consummated an equity-for-debt exchange in which it issued common shares, preferred shares, warrants to purchase common shares and new notes in exchange for certain of its outstanding debt securities and trust securities. The exchange offer reduced Foster Wheeler Ltd.’s existing debt (excluding a reduction in deferred accrued interest of $31,128) by $437,041, improved the shareholders’ deficit by $448,136 and when combined with the proceeds from the issuance of the new notes that were used to repay amounts that were outstanding under a previous Senior Credit Facility, eliminated substantially all material scheduled corporate debt maturities prior to 2011. After completing the exchange, Foster Wheeler Ltd. had outstanding debt obligations of approximately $570,073 as of December 31, 2004.

In August of 2002, Foster Wheeler Ltd. negotiated a Senior Credit Facility that was comprised of a $71,000 term loan, a $69,000 revolving credit facility and a $149,900 letter of credit facility having an April 30, 2005 maturity date. In connection with the equity-for- debt exchange, Foster Wheeler Ltd. prepaid the term loan and amounts outstanding under the revolving credit facility. Accordingly, there were no borrowings outstanding under the Senior Credit Facility as of December 31, 2004. Letters of credit of $90,018 remained outstanding under the Senior Credit Facility as of December 31, 2004.

In March 2005, the Senior Credit Facility was replaced with a new 5-year $250,000 Senior Credit Agreement. The new Senior Credit Agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus a spread. Standby letters of credit issued under the new Senior Credit Agreement will carry a fixed price throughout the life of the facility. The Senior Credit Agreement is collateralized by the assets and/or the stock of certain of Foster Wheeler Ltd.’s domestic subsidiaries and certain of its foreign subsidiaries.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Liquidity and Going Concern — (Continued)

Foster Wheeler Ltd. paid up-front fees to the lender of approximately $8,225 in conjunction with the execution of the Senior Credit Agreement. Such fees, paid predominately in the first quarter of 2005, have been deferred and will be amortized to expense over the life of the agreement.

Foster Wheeler Ltd. finalized a sale/leaseback arrangement for an office building at its corporate headquarters in the third quarter of 2002. Under this arrangement, Foster Wheeler Ltd. leases the facility for an initial non-cancelable period of 20 years. The long-term capital lease obligation of $45,280 as of December 31, 2004 is included in long-term debt in Foster Wheeler Ltd.’s consolidated balance sheet.

The new Senior Credit Agreement and the sale/leaseback arrangement have quarterly financial covenant compliance requirements. Management’s forecast indicates that Foster Wheeler Ltd. will be in compliance with the financial covenants throughout 2005. The forecast assumes a significant level of new contracts and improved performance on existing contracts. However, there can be no assurance that Foster Wheeler Ltd. will comply with the covenants. If Foster Wheeler Ltd. violates a covenant under the Senior Credit Agreement or the sale/leaseback arrangement, repayment of amounts outstanding under such agreements could be accelerated and the following borrowings outstanding could also be accelerated: the 2011 Senior Notes, the 2005 Senior Notes, the Convertible Subordinated Notes, the Trust Preferred Securities, the Subordinated Robbins Facility Exit Funding Obligations, and certain of the special-purpose project debt facilities. The total amount of Foster Wheeler Ltd. debt that could be accelerated is $463,563 as of December 31, 2004. Foster Wheeler Ltd. would not be able to repay amounts borrowed if the payment dates were accelerated.

Holders of Foster Wheeler Ltd.’s new 2011 Senior Notes have a security interest in the stock, debt and assets of certain of Foster Wheeler Ltd.’s subsidiaries. The 2011 Senior Notes contain incurrence covenants that limit Foster Wheeler Ltd.’s ability to undertake certain actions including incurring debt, making certain payments and investments, granting liens, selling assets and entering into specific intercompany transactions, among others. Management monitors these covenants to ensure Foster Wheeler Ltd. remains in compliance with the indenture.

In connection with the exchange, the holders of Foster Wheeler Ltd.’s 2005 Senior Notes agreed to amend the indenture governing these notes to effectively eliminate the security interest previously held by the notes.

On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provided for up to $45,000 of additional revolving loans available to provide working capital. As of December 31, 2004, the facility remained undrawn. In December 2004, the U.K. subsidiaries gave notice canceling the revolving credit facility effective January 24, 2005.

Since January 15, 2002, Foster Wheeler Ltd. has exercised its right to defer payments on the Trust Preferred Securities. The aggregate liquidation amount of the Trust Preferred Securities at December 31, 2004 was $71,177 after completing the equity-for-debt exchange. The previous Senior Credit Facility required Foster Wheeler Ltd. to defer the payment of the dividends on the Trust Preferred Securities and, accordingly, no dividends were paid during 2004 or 2003. As of December 31, 2004, the amount of dividends deferred plus accrued interest approximates $23,460. Foster Wheeler Ltd. intends to continue to defer payment of the dividends on the Trust Preferred Securities until January 15, 2007 - the full term allowed by the underlying agreement. Once the deferred dividend obligation has been satisfied, Foster Wheeler Ltd. has the right to defer subsequent dividend payments for an additional 20 consecutive quarters. The new Senior Credit Agreement requires the approval of the lenders to make payments on the Trust Preferred Securities to the extent such payments are not contractually required by the underlying Trust Preferred Securities agreements.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Liquidity and Going Concern — (Continued)

Foster Wheeler Ltd.’s European Power subsidiary in Finland is a party to two Euro-denominated performance bond facilities with financial institutions that contain covenants. Obligations under both facilities are guaranteed by Foster Wheeler Ltd. The covenants include (i) a limitation on the amount of dividends to 75% of the subsidiary’s annual earnings and (ii) a requirement that the payment of dividends and certain restricted payments be subject to the subsidiary having minimum equity ratios, calculated as equity divided by total assets each as defined in the facilities. In addition, the facilities require the subsidiary to maintain a minimum equity ratio.

One of the performance bond facilities is dedicated to a specific project and, as of December 31, 2004, had performance bonds outstanding equivalent to $24,522 (none of which has been drawn as of such date). Covenants under this facility are tested quarterly. The second facility is a general performance bond facility and, as of December 31, 2004, had performance bonds outstanding in favor of several clients equivalent to $10,114 (none of which has been drawn).

As a result of operating losses at the foreign subsidiary during the second quarter of 2004, the equity of Foster Wheeler Ltd.’s subsidiary fell below the minimum equity ratios, breaching the covenants contained in the two performance bond facilities. On August 6, 2004 and August 9, 2004, Foster Wheeler Ltd.’s foreign subsidiary obtained waivers from the financial institutions providing the performance bond facilities.

The waiver for the project-specific performance bond facility requires that the foreign subsidiary make no dividends or other restricted payments, including intercompany loans, debt service on existing intercompany loans, royalties, and management fees, for as long as the foreign subsidiary’s equity remains below the minimum equity ratio levels so long as the performance bonds are outstanding. Foster Wheeler Ltd.’s subsidiary remained below the minimum equity ratio as of December 31, 2004. On March 15, 2005, the bond expired and the banks funded the client and Foster Wheeler Ltd. reimbursed the banks. The bond is therefore no longer outstanding. It is the intention of Foster Wheeler Ltd. to issue a letter of credit under the new Senior Credit Agreement and thus recover the cash from the client.

The waiver for the general performance bond facility is effective through March 31, 2005. As of that date, approximately $4,900 is forecasted to be outstanding under the facility. Foster Wheeler Ltd. has provided a standby letter of credit to back up the general performance bond facility and intends to do so until such facility can be permanently replaced or the last performance bond issued there under has expired. Therefore, Foster Wheeler Ltd. believes this matter will not have an adverse impact on its forecasted liquidity. The foreign subsidiary’s inability to pay dividends and restricted payments because of its failure to remain in compliance with the minimum equity ratio covenant is reflected in Foster Wheeler Ltd.’s liquidity forecasts.

Management closely monitors liquidity and updates its U.S. liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, working capital needs and unused credit line availability. Foster Wheeler Ltd.’s cash flow forecasts continue to indicate that sufficient cash will be available to fund Foster Wheeler Ltd.’s U.S. and foreign working capital needs throughout 2005.

As of December 31, 2004, Foster Wheeler Ltd. had cash and cash equivalents, short-term investments, and restricted cash totaling $390,186, compared to $430,170 as of December 26, 2003. Of the $390,186 total at December 31, 2004, $319,612 was held by foreign subsidiaries.

Foster Wheeler Ltd.’s domestic operating entities are cash flow positive. However they do not generate sufficient cash flow to cover the costs related to Foster Wheeler Ltd.’s indebtedness, obligations to fund U.S. pension plans, and corporate overhead expenses. Consequently, Foster Wheeler Ltd. requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

2. Liquidity and Going Concern — (Continued)

minimum working capital needs and to service its debt. Foster Wheeler Ltd.’s current 2005 forecast assumes total cash repatriation from its non-U.S. subsidiaries of approximately $107,000 from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends. In 2004 and 2003, Foster Wheeler Ltd. repatriated approximately $77,000 and $100,000, respectively, from its non-U.S. subsidiaries.

There can be no assurance that the forecasted foreign cash repatriation will occur, as the non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of Foster Wheeler Ltd.’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. The repatriation of funds may also subject those funds to taxation. As a result of these factors, Foster Wheeler Ltd. may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries in the amount forecasted above.

Commercial operations under a domestic contract retained by Foster Wheeler Ltd. in connection with the sales of assets of the Foster Wheeler Environmental Corporation (“Environmental”), commenced in January 2004. The plant processes low-level nuclear waste for the U.S. Department of Energy (“DOE”). Foster Wheeler Ltd. funded the plant’s construction costs and operates the facility. The majority of Foster Wheeler Ltd.’s invested capital was recovered during the early stages of processing the first stream of waste materials. This project successfully processed all quantities of the first waste stream of materials ahead of schedule and is currently finalizing the processing line for the second waste stream. In 2004, the project generated net cash flow of approximately $53,300. An additional $17,800 of capital recovery is dependent on the initial processing of the second waste stream of materials. This capital recovery is expected in 2005.

Foster Wheeler Ltd.’s inability to operate profitably and to generate cash flows from operations, its reliance on repatriated cash from its foreign subsidiaries to fund its domestic obligations, and its obligations to maintain minimum debt covenants to avoid possible acceleration of its debt, raises substantial doubt about Foster Wheeler Ltd.’s and the Company’s ability to continue as a going concern.

3. Summary of Significant Accounting Policies

Fiscal Year — The Company’s fiscal year ends December 31.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. The most significant estimates relate to the collectibility of royalty income from affiliates and income taxes.

Revenue Recognition — Revenue is recognized on the accrual basis. The Company’s primary source of revenue is royalty income from related parties.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less.

Accounts Receivable from Affiliates — Accounts receivable consist solely of amounts due from related parties. See Note 4.

Income Taxes — The Company files a tax return in Hungary. Provision is made for foreign income taxes payable in Hungary at the statutory rate of 4% for the twelve months ended December 31, 2004 and 3% for the twelve months ended December 31, 2003. New Hungarian legislation increased the statutory rate to

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

4% from 3% effective January 1, 2004 and will increase the statutory rate to 16% with certain exemptions which will bring the effective tax rate for the Company to 8% effective January 1, 2006. In addition, the Company’s royalty income from foreign sources is subject to foreign tax withholding. Income tax expense in the Company’s condensed statement of operations has been calculated on a separate company basis.

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

4. Related Party Transactions

The Company made an investment in Foster Wheeler Licensing Services G.P. (“FWLS”) of $190,000 on December 22, 2000 through the issuance of a $190,000 note payable to FWLS, which was later assigned to FWLLC. FWLS held licensed property that included intellectual property, confidential informational, licensing rights and marketing intangibles of Foster Wheeler Ltd. On May 18, 2001, FWLS was dissolved and the Company acquired the licensed property in exchange for its ownership interest. The transfer of the licensed property was seen as a transaction between entities under common control. As a result, the licensed property was recorded at its carrying value of zero.

On December 1, 2003, FWLLC transferred its $190,000 note receivable from the Company to Financial Services S.a.r.l. (“SARL”). This transfer was part of a reorganization of the Company whereby a portion of the note, $50,000, was contributed for additional membership units and recorded as additional capital of the Company. SARL subsequently acquired 100% of the interest in the Company during December 2003. The note payable to SARL bears interest at an annual rate of 9.0%. Interest expense for the years ended December 31, 2004, 2003 and 2002 was $11,338, $17,000 and $17,100, respectively.

The Company enters into licensing agreements as a Licensor of LP to certain foreign affiliates of Foster Wheeler Ltd. The affiliates pay a royalty to the Company based on an agreed upon range of between 1.0% and 4.0% of the affiliates’ current year net revenues (operating revenues less intercompany revenues). These agreements are for one-year periods with the right of extension and revision. Royalty income is calculated and billed on a quarterly basis. For the years ended December 31, 2004, 2003 and 2002, royalty income was $23,733, $20,473 and $25,114, respectively.

Accounts receivable from affiliates at December 31, 2004 and December 31, 2003 of $8,610 and $389, respectively, represents mainly unpaid royalty fees.

On January 1, 2001, the Company entered into a Cost Sharing Agreement with certain Foster Wheeler affiliates to share their collective knowledge and to jointly develop Intangible Property. The costs of developing this property allocable to the Company shall be fifty percent of the pretax net expenses of the affiliates for the year. The agreement is effective for five years and shall automatically renew for additional two-year terms unless the Company or affiliates give thirty days notice prior to the end of the term or any renewal term. The amount of costs incurred under this agreement for the years ended December 31, 2004, 2003, 2002 was $2,225, $532 and $1,744, respectively. As of December 31, 2004 and 2003, $2,225 and $532, respectively, were payable to affiliates pursuant to this agreement.

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 31, 2004, December 26, 2003 and December 27, 2002.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
NOTES TO FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

4. Related Party Transactions — (Continued)

The management of Foster Wheeler Ltd. has considered whether there are any costs borne by affiliates of the Company that should be allocated to the Company and has determined that these costs, if any, are immaterial.

5. Income Taxes

The components of earnings before income taxes for the years 2004, 2003 and 2002 were taxed as follows:

	2004	2003	2002

Foreign	$9,768	$3,191	$6,142

The benefit/(provision) for income taxes on that earnings was as follows:

	2004	2003	2002

Current tax expense:
Foreign	$(443)	$(389)	$(566)
Deferred tax benefit/(expense):
Foreign	6,379	1,594	(163)

Total benefit/(provision) for income taxes	$5,936	$1,205	$(729)

Deferred tax assets consist of the following:

	2004	2003

Intangible assets	$13,408	$7,029

Net deferred tax assets	$13,408	$7,029

The (benefit)/ provision for income taxes is determined by applying the Hungarian statutory rate applicable to the Company. Due to enactment of new legislation, the Hungarian tax rate was increased to 4% effective January 1, 2004 and will increase to 16% with certain exemptions which will bring the effective tax rate for the Company to 8% effective January 1, 2006. Accordingly, the deferred tax provisions include a benefit of $6,596 for 2004 and $1,757 for 2003 to reflect the increase of the value of the deferred tax assets.

The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory rate to earnings before income taxes, as a result of the following:

	2004	2003	2002

Tax provision at the Hungarian statutory rate	4.0%	3.0%	3.0%
(Utilized)/unutilized loss	(0.9)%	2.1%	—%
Effect of tax rate change	(67.5)%	(55.1)%	—%
Withholding tax rate	3.6%	12.2%	8.9%

	(60.8)%	(37.8)%	11.9%

Back to Contents

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, and as of December 31, 2004, the Company’s chief executive officer along with the chief financial officer concluded, at the reasonable assurance level, that the Company’s disclosure controls and procedures were not effective as of December 31, 2004 because of the material weakness discussed below. In light of the material weakness, the Company performed additional analysis and other procedures to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the completeness and accuracy of estimated costs to complete at one of its European power projects. Specifically, the Company’s controls over its estimated costs to complete were not operating effectively because project management and accounting personnel did not have adequate control of commitments to third-party subcontractors and vendors, and therefore did not adequately track the actual financial results of the project on a timely basis. The control deficiency did not result in any adjustments to the 2004 annual or interim consolidated financial statements. However, this control deficiency could result in a misstatement to the estimated costs to complete long term contracts and cost of operating revenue accounts resulting in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Back to Contents

Based on the evaluation under the framework in Internal Control — Integrated Framework, management concluded that internal control over financial reporting was not effective as of December 31, 2004 because of the material weakness disclosed above.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Material Weakness and Remediation Plans

In connection with the preparation of its 2004 year-end financial statements, the Company detected a reporting deficiency in the measurement and tracking processes during the fourth quarter of 2004 at one of European Power’s lump-sum turnkey projects. The project was nearing completion during the fourth quarter and the worse than expected project performance compressed the time available to meet the scheduled completion dates. In an attempt to meet the completion dates, construction site personnel entered into additional commitments beyond the planned commitments for the project, and did not adequately communicate these updated commitments on a timely basis to the home office personnel, who were responsible for tracking actual and estimated costs of the project and the details of updated commitments being made in the field. Moreover, one of the two lead managers of the project responsible for monitoring the commitments made at the project site and relaying this information back to the home office, became ill and was absent during November and December of 2004. As a result, the project’s management did not have adequate control of outstanding commitments to third-party subcontractors and vendors during the fourth quarter of 2004, and therefore could not adequately track the ongoing financial results of the project until after the quarter had ended.

As stated in Management’s Report on Internal Control over Financial Reporting, management concluded that the control deficiency in reporting at the project represented a “material weakness” in its internal control over financial reporting as of December 31, 2004. Management believes that the failure to adequately control outstanding commitments to third party subcontractors and vendors on this project was the result of a deficiency in the project’s measurement processes that arose when the volume of activity increased substantially in the fourth quarter of 2004 combined with the absence of a member of the projects key oversight personnel. Additionally, management noted that there was no compensating control that detected this deficiency on a timely basis. Because of the overall magnitude of this project, this results in a deficiency in the Company’s internal control over financial reporting. These controls and procedures are designed to ensure that outstanding commitments are known, quantified and communicated to the appropriate project personnel responsible for estimating the project’s financial results.

The control deficiency was detected in the first quarter of 2005. At that time, management immediately implemented a detailed review of all costs incurred to date plus the estimate of costs to complete. Additional project management personnel were assigned to the project from the E&C Group as these operating units have more experience working on lump-sum turnkey projects, and specialists in negotiating subcontractor settlements were added to the project team. The Company has previously announced that its European Power operating unit will no longer undertake lump-sum turnkey projects for full power plants without the involvement of one of the Company’s E&C operating companies or a third party partner, and there is no evidence that any similar problems managing third party commitments exist on other projects.

The Company has assigned the highest priority to the assessment and remediation of this material weakness and is working together with the audit committee to resolve the issue. Management believes that its consolidated financial statements contained herein contain its best estimates of the project’s final estimated costs and that the appropriate compensating controls have been implemented at the particular site to ensure commitment information is adequately controlled and communicated on a timely basis. However, management believes more time must pass to adequately evidence that the new procedures at this project are operating as intended. If these actions are not successful in addressing this material weakness, the Company’s ability to report its financial results on a timely and accurate basis may be adversely affected. The Company has taken the actions described above, which it believes address the material weaknesses described above. If

Back to Contents

the Company is unable to successfully address the identified material weaknesses in its internal controls, its ability to report its financial results on a timely and accurate basis may be adversely affected.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting in the fourth quarter 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

Back to Contents

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to Foster Wheeler Ltd.’s 2005 Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005. Certain information regarding executive officers is included in Part I hereof in accordance with General Instructions G (3) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to Foster Wheeler Ltd.’s 2005 Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to Foster Wheeler Ltd.’s 2005 Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2004, the number of securities outstanding under each of the Company’s stock option plans, the weighted-average exercise price of such options, and the number of options available for grant under such plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans
Approved by Security Holders:
1995 Stock Option Plan	231,098	$227.13	30,478
1984 Stock Option Plan	17,358	$597.52	—
Directors Stock Option Plan	11,350	$406.34	7,100
Equity Compensation Plans
Not Approved by Security Holders:
Raymond J. Milchovich (1)	115,000	$70.61	—
Bernard H. Cherry (2)	17,750	$28.19	—
M.J. Rosenthal & Associates, Inc. (3)	12,500	$37.60	—
2004 Stock Option Plan (4)	2,828,570	$9.378	838,795
Management Restricted Stock Plan (Units) (5)	549,964	$0.00	56,824

Total	3,783,590	$27.25	933,197

1.
Under the terms of his employment agreement, Mr. Milchovich received an option to purchase 65,000 common shares of the Company. These were granted at an exercise price of $99.70 and vest 20% each year over the term of the agreement. Pursuant to an amendment to the agreement dated September 13, 2002, additional options that would have been granted to Mr. Milchovich on the first and second anniversaries of his employment were accelerated and granted September 24, 2002. The amended grant was for an option to purchase a number of shares such that the Black-Scholes value of the option on the grant date equaled $5 million; provided that the number of shares was not less than 35,000 or more than 50,000. Based on the calculation, Mr. Milchovich received an option to purchase 50,000 common shares of the Company at an exercise price of $32.80. A portion of the option representing one-forty-eighth (1/48) of the number of shares represented by such option vested on the date of grant and on the first day

Back to Contents

of each successive month thereafter. The option exercise price is equal to the median of the high and low price of the Company’s common stock on the grant date. Each option has a term of 10 years from the date of grant.

2.
Under the terms of his employment agreement, Mr. Cherry received an option to purchase 12,750 common shares of the Company on November 4, 2002 at an exercise price of $29.80. These options will vest one-fifth on each anniversary date of grant. One-fifth of these options become exercisable after one year, two-fifths become exercisable after two years, three-fifths after three years, four-fifths after four years and all of the options are exercisable after five years. Mr. Cherry also received an option to purchase 5,000 common shares of the Company on December 23, 2003 under the terms of his employment agreement. This option will vest one-fourth on each anniversary date of grant and be fully exercisable after four years from the date of grant. The exercise price is equal to the mean of the high and low price of the Company’s common stock on the first anniversary of his employment agreement effective date at a price of $24.10. Each option has a term of 10 years from the date of grant.

3.
Under the terms of the consulting agreement with M.J. Rosenthal & Associates, Inc. on May 7, 2002, the Company granted a nonqualified stock option to purchase 12,500 shares of the Company’s common shares at a price of $37.60 with a term of ten years from the date of grant. The exercise price is equal to the mean of the high and low price of the stock on the date of grant. The option is exercisable on March 31, 2003. The option, to the extent not then exercised, shall terminate upon any breach of certain covenants contained in the consulting agreement.

4.
Under the terms of the 2004 Stock Option Plan, adopted by the Board of Directors in September 2004, the Company granted stock options to management to purchase approximately 43,103 preferred shares at an exercise price of $9.378 per common share issuable on October 6, 2004. Such options expire on October 5, 2007. One third of the options issued to management vest in the fourth quarter of 2005, and the balance vest during the fourth quarter of 2006. On November 29, 2004, the Company’s shareholders approved the grant of options under the 2004 Plan to purchase approximately 413 preferred shares to the Company’s non-employee directors at an exercise price of $9.378 per common share issuable. Such options expire on October 5, 2007. The non-employee director options vest on December 31, 2005. On November 29, 2004, each option under the 2004 Stock Option Plan to purchase preferred shares granted to management and the non-employee directors automatically converted to an option to purchase 65 common shares at an exercise price of $9.378 per common share issuable.

5.
Under the terms of the Management Restricted Stock Plan, adopted by the Board of Directors in September 2004, management was issued restricted common share awards, of which 531,899 were in the form of restricted share units, on October 6, 2004. The restricted share units do not have voting rights. Each restricted share unit will convert into an unrestricted common share upon vesting. The restricted awards provide that issued units may not be sold or otherwise transferred until restrictions lapse. One third of the restricted awards vest in the fourth quarter of 2005 and the balance vest during the fourth quarter of 2006. On November 29, 2004, the Company’s shareholders approved the grant of 18,065 restricted share units to non-employee directors. The restricted share units awarded to non-employee directors will vest on December 31, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to Foster Wheeler Ltd.’s 2005 Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to Foster Wheeler Ltd.’s 2005 Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005.

Back to Contents

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report:

(1)	Financial Statements Financial Statements — See Item 8 of this Report.

(2)	Financial Statement Schedules Schedule II: Valuation and Qualifying Accounts — See Item 8 of this Report.

All schedules and financial statements other than those indicated above have been omitted because of the absence of conditions requiring them or because the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Exhibits

3.1	Memorandum of Association of Foster Wheeler Ltd. (Filed as Annex II to Foster Wheeler Ltd.’s Form S-4/A (File No. 333-52468) filed on March 9, 2001, and incorporated herein by reference.)
3.2	Memoranda of Reduction of Share Capital and Memorandum of Increase in Share Capital each dated December 1, 2004. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, filed on December 2, 2004, and incorporated herein by reference.)
3.3	Certificate of Designation relating to Foster Wheeler Ltd.’s Series B Convertible Preferred Shares, adopted on September 24, 2004. (Filed as Exhibit 3.1 to Foster Wheeler Ltd.’s on Form 10-Q for the quarter ended September 24, 2004, and incorporated herein by reference.)
3.4	Bye-Laws of Foster Wheeler Ltd. amended November 30, 2004. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K, dated November 29, 2004 and filed on December 2, 2004, and incorporated herein by reference.)
4.0	Foster Wheeler Ltd. hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler Ltd. and its consolidated subsidiaries to the Commission upon request.
10.1	Form of Indenture, dated as of November 15, 1995, among Foster Wheeler Ltd. (formerly known as Foster Wheeler Corporation) and BNY Midwest Trust Company (formerly known as Harris Trust and Savings Bank), relating to Foster Wheeler LLC’s 6.75% Senior Secured Notes due 2005. (Filed as Exhibit 4 to Foster Wheeler Ltd.’s Form 8-K, filed on November 17, 1995, and incorporated by reference.)
10.2	Amended and Restated First Supplemental Indenture, dated August 10, 2001, to the Indenture, dated as of November 15, 1995, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler North America Corp. (formerly known as Foster Wheeler Power Group, Inc.), Foster Wheeler Energy Corporation, Foster Wheeler Inc., Foster Wheeler International Holdings, Inc., and BNY Midwest Trust Company, relating to Foster Wheeler LLC’s 6.75% Senior Secured Notes due 2005. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s on Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference.)
10.3	Second Supplemental Indenture (relating to the Indenture dated as of November 15, 1995) dated August 16, 2002, by and between Foster Wheeler LLC, the Guarantors thereto, and BNY Midwest Trust Company, relating to Foster Wheeler LLC’s 6.75% Senior Secured Notes due 2005. (Filed as Exhibit 4.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference.)

Back to Contents

Exhibit No.	Exhibits

10.4	Third Supplemental Indenture dated as of September 24, 2004 among Foster Wheeler LLC, the guarantors named therein and BNY Midwest Trust Company, as trustee, relating to Foster Wheeler LLC’s 6.75% Senior Secured Notes due 2005. (Filed as Exhibit 4.4 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 24, 2004, and incorporated herein by reference.)
10.5	Guaranty dated August 16, 2002 by the Guarantors party thereto in favor of the holders of Foster Wheeler LLC’s 6.75% Notes due November 15, 2005 and BNY Midwest Trust Company. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference.)
10.6	Indenture, dated as of May 31, 2001, among Foster Wheeler Ltd., Foster Wheeler LLC and BNY Midwest Trust Company regarding the 6.50% Convertible Subordinated Notes due 2007. (Filed as Exhibit 4.4 to Foster Wheeler Ltd.’s registration statement on Form S-3 (Registration No. 333-64090) filed on June 28, 2001, and incorporated herein by reference.)
10.7	First Supplemental Indenture dated February 20, 2002, between Foster Wheeler Ltd. and BNY Midwest Trust Company regarding the 6.50% Convertible Subordinated Notes due 2007. (Filed as Exhibit 4.6 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)
10.8	Supplemental Indenture dated as of September 24, 2004 among Foster Wheeler Ltd., Foster Wheeler LLC, and BNY Midwest Trust Company, as trustee, relating to Foster Wheeler Ltd.’s 6.50% Convertible Subordinated Notes due 2007. (Filed as Exhibit 4.5 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 24, 2004, and incorporated herein by reference.)
10.9	Amendment to Guarantee Agreement, dated as of March 15, 2003, made by Foster Wheeler Ltd. in favor of FW Preferred Capital Trust I. (Filed as Exhibit 4.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference.)
10.10	Second Supplemental Indenture, dated as of March 15, 2003, among Foster Wheeler Ltd., FW Preferred Capital Trust I and BNY Midwest Trust Company. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003, and incorporated herein by reference.)
10.11	Third Supplemental Indenture dated as of September 24, 2004 between Foster Wheeler LLC and BNY Midwest Trust Company, as trustee, relating to the 9.00% Preferred Securities, Series I (liquidation amount $25 per preferred security) issued by FW Preferred Capital Trust I. (Filed as Exhibit 4.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 24, 2004, and incorporated herein by reference.)
10.12	Loan Agreement and Guaranty dated March 24, 2005 among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation and Foster Wheeler Inc., as Borrowers, the guarantors party thereto, the lenders party thereto, Morgan Stanley & Co. Incorporated as Collateral Agent and Morgan Stanley Senior Funding, Inc. as Administrative Agent, Documentation Agent, Syndication Agent, Sole Lead Arranger and Sole Lead Bookrunner. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, dated March 24, 2005 and filed on March 29, 2005, and incorporated herein by reference.)
10.13	Pledge and Security Agreement dated March 24, 2005 among the grantors named therein and Morgan Stanley & Co. Incorporated as Collateral Agent. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K, dated March 24, 2005 and filed on March 29, 2005, and incorporated herein by reference.)

Back to Contents

Exhibit No.	Exhibits

10.14	Intercreditor Agreement dated March 24, 2005 among Morgan Stanley & Co. Incorporated as Collateral Agent, Wells Fargo Bank, National Association, as trustee, Foster Wheeler LLC and the affiliates party thereto. (Filed as Exhibit 99.4 to Foster Wheeler Ltd.’s Form 8-K, dated March 24, 2005 and filed on March 29, 2005, and incorporated herein by reference.)
10.15	Lease Agreement dated August 16, 2002, by and among Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.15 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference.)
10.16	Amendment to the Lease Agreement dated August 16, 2002 between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.30 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002 filed on March 25, 2003, and incorporated herein by reference.)
10.17	Amendment No. 2 dated April 21, 2003 to the Lease Agreement between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.7 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003, and incorporated herein by reference.)
10.18	Amendment No. 3 dated as of July 14, 2003 to the Lease Agreement dated August 16, 2002, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.6 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference.)
10.19	Guaranty and Suretyship Agreement dated August 16, 2002 made by Foster Wheeler LLC, Foster Wheeler Ltd., Foster Wheeler Inc., Foster Wheeler International Holdings, Inc. and Energy (NJ) QRS 15-10, Inc. (Filed as Exhibit 10.14 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.20	Deed between Foster Wheeler LLC and Foster Wheeler Realty Services, Inc. and CIT Group Inc. (NJ) dated March 31, 2003. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference.)
10.21	Indenture dated as of September 24, 2004 among Foster Wheeler LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 10.359% notes due 2011. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s registration statement on Form S-4 (File No. 119841) filed on October 20, 2004 and incorporated by reference herein.)
10.22	Registration Rights Agreement dated as of September 24, 2004 by and among Foster Wheeler LLC, the guarantors listed therein and each of the purchasers signatory thereto. (Filed as Exhibit 4.5 to Foster Wheeler Ltd.’s registration statement on Form S-4 (File No. 119841) filed on October 20, 2004 and incorporated by reference herein.)
10.23	Security Agreement dated as of September 24, 2004 among Foster Wheeler LLC, the grantors listed therein and Wells Fargo Bank, National Association. (Filed as Exhibit 4.6 to Foster Wheeler Ltd.’s registration statement on Form S-4 (File No. 119841) filed on October 20, 2004 and incorporated by reference herein.)
10.24	Intercreditor Agreement dated as of September 24, 2004 among Bank of America, N.A., as Administrative Agent and Collateral Agent, Wells Fargo Bank, N.A., as trustee, Foster Wheeler LLC and its subsidiaries, which are parties thereto. (Filed as Exhibit 4.7 to Foster Wheeler Ltd.’s registration statement on Form S-4 (File No. 119841) filed on October 20, 2004 and incorporated by reference herein.)

Back to Contents

Exhibit No.	Exhibits

10.25	1984 Stock Option Plan of Foster Wheeler Inc. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s post effective amendment to Form S-8 (File No. 333-52468) dated June 27, 2001, and incorporated herein by reference.)
10.26	Foster Wheeler Inc. Directors’ Stock Option Plan. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s post effective amendment to Form S-8 (Registration No. 333-25945) dated June 27, 2001, and incorporated herein by reference.)
10.27	1995 Stock Option Plan of Foster Wheeler Inc. (as Amended and Restated as of September 24, 2002). (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference.)
10.28	The Foster Wheeler Annual Incentive Plan for 2002 and Subsequent Years. (Filed as Exhibit 10.11 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference.)
10.29	Foster Wheeler Ltd. Management Restricted Stock Plan. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated September 29, 2004 and filed on October 1, 2004, and incorporated herein by reference.)
10.30	Foster Wheeler Ltd. 2004 Stock Option Plan. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated September 29, 2004 and filed on October 1, 2004, and incorporated herein by reference.)
10.31	Warrant Agreement between Foster Wheeler Ltd. and Mellon Investor Services LLC, including forms of warrant certificates. (Filed as Exhibit 4.10 to Foster Wheeler Ltd.’s registration statement on Form S-3 (File No. 333-120076) filed on October 29, 2004 and incorporated by reference herein.)
10.32	Master Guarantee Agreement, dated as of May 25, 2001, by and among Foster Wheeler LLC, Foster Wheeler International Holdings, Inc. and Foster Wheeler Ltd. (Filed as Exhibit 10.9 to Foster Wheeler Ltd.’s on Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference.)
10.33	Form of Change of Control Agreement dated May 25, 2001, and entered into by the Company with executive officers. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s on Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference.)
10.34	Form of Indemnification Agreement for directors and officers of the Company and Foster Wheeler Inc., dated November 3, 2004. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated November 3, 2004 and filed on November 8, 2004, and incorporated herein by reference.)
10.35	Irrevocable Letter of Credit Issued to Lisa Fries Gardner dated April 18, 2003. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference.)
10.36	Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich dated as of October 22, 2001. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 28, 2001, and incorporated herein by reference.)
10.37	Stock Option Agreement of Raymond J. Milchovich dated as of October 22, 2001. (Filed as Exhibit 10.13 to Foster Wheeler Ltd.’s Form 10- K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)

Back to Contents

Exhibit No.	Exhibits

10.38	First Amendment to the Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich dated September 13, 2002. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K filed on September 25, 2002, and incorporated herein by reference.)
10.39	Stock Option Agreement of Raymond J. Milchovich dated September 24, 2002. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K filed on September 25, 2002, and incorporated herein by reference.)
10.40	Amendment to the Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich dated January 23, 2003. (Filed as Exhibit 10.11 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002 filed on March 25, 2003, and incorporated herein by reference.)
10.41	Form of Third Amendment to the Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, filed on July 23, 2004, and incorporated herein by reference.)
10.42	Employment Agreement between Foster Wheeler Ltd. and Bernard H. Cherry dated as of September 23, 2002. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference.)
10.43	Change of Control Employment Agreement between Foster Wheeler Inc. and Bernard H. Cherry dated as of November 4, 2002. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference.)
10.44	Stock Option Agreement of Bernard H. Cherry dated as of November 4, 2002. (Filed as Exhibit 10.16 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference.)
10.45	Stock Option Agreement of Bernard H. Cherry dated December 23, 2003. (Filed as Exhibit 10.17 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference.)
10.46	Employment Agreement between Foster Wheeler Ltd. and John T. La Duc dated as of April 14, 2004. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K filed on April 15, 2004, and incorporated herein by reference.)
10.47	Change of Control Employment Agreement between Foster Wheeler Inc. and John T. La Duc dated as of April 14, 2004. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K filed on April 15, 2004, and incorporated herein by reference.)
10.48	Employment Agreement between Foster Wheeler Ltd. and Brian K. Ferraioli dated as of April 27, 2004 and effective as of December 1, 2003. (Filed as Exhibit 10.8 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 26, 2004, filed on May 5, 2004, and incorporated herein by reference.)
10.49	Change of Control Agreement between Foster Wheeler Inc. and Brian K. Ferraioli effective as of December 1, 2003. (Filed as Exhibit 10.9 to Foster Wheeler Ltd.’s. Form 10-Q for the quarter ended March 26, 2004, filed on May 5, 2004, and incorporated herein by reference.)
10.50	Employment Agreement between Foster Wheeler Ltd. and Steven I. Weinstein dated as of September 10, 2002. (Filed as Exhibit 10.21 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference.)

Back to Contents

Exhibit No.	Exhibits

10.51	Change of Control Employment Agreement between Foster Wheeler Inc. and Steven I. Weinstein dated as of September 10, 2002. (Filed as Exhibit 10.22 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003, filed on March 12, 2004, and incorporated herein by reference.)
10.52	Irrevocable Letter of Credit Issued to Steven I. Weinstein dated April 18, 2003. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003 and incorporated herein by reference.)
10.53	Waiver and Release Agreement, dated November 5, 2004, of Steven I. Weinstein. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated November 5, 2004 and filed on November 8, 2004, and incorporated herein by reference.)
12.1	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Preferred Shares Dividend Requirements.
14.0	Revised Code of Business Conduct and Ethics. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated November 29, 2004 and filed on December 2, 2004, and incorporated herein by reference.)
21.0	Subsidiaries of the Registrant.
23.0	Consent of Independent Registered Public Accounting Firm.
31.1	Section 302 Certification of Raymond J. Milchovich
31.2	Section 302 Certification of John T. La Duc
32.1	Section 906 Certification of Raymond J. Milchovich
32.2	Section 906 Certification of John T. La Duc

For the purposes of complying with the amendments to the rules governing Form S-3, under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant’s Registration Statements on Form S-3: Registration No. 33-61809; Registration No. 333-64090; Registration No. 333-52369; Registration No. 333-52369-01; Registration No. 333-52369-02 and Registration No. 333-120076.

For the purposes of complying with the amendments to the rules governing Form S-8, under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant’s Registration Statements on Form S-8: Registration No. 33-40878; Registration No. 333-52468; Registration No. 333-25945-99; Registration No. 002-91384-99; Registration No. 003-59739-99; Registration No. 333-88912; Registration No.333-101524 and Registration No. 333-119308.

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

FOSTER WHEELER LTD. (Registrant)

Date: March 31, 2005	BY:	/s/ LISA FRIES GARDNER

Lisa Fries Gardner Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed, as of March 31, 2005, by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title

/s/ RAYMOND J. MILCHOVICH Raymond J. Milchovich (Principal Executive Officer)	Director, Chairman of the Board, President, and Chief Executive Officer

/s/ JOHN T. LA DUC John T. La Duc (Principal Financial Officer)	Executive Vice President and Chief Financial Officer

/s/ BRIAN K. FERRAIOLI Brian K. Ferraioli (Principal Accounting Officer)	Vice President and Controller

/s/ EUGENE D. ATKINSON Eugene D. Atkinson	Director

/s/ DIANE C. CREEL Diane C. Creel	Director

/s/ STEPHANIE HANBURY-BROWN Stephanie Hanbury-Brown	Director

/s/ ROGER L. HEFFERNAN Roger L. Heffernan	Director

/s/ JOSEPH J. MELONE Joseph J. Melone	Director

/s/ DAVID M. SLOAN David M. Sloan	Director

/s/ JAMES D. WOODS James D. Woods	Director

Back to Contents

FOSTER WHEELER LTD.
SHAREHOLDER INFORMATION

Common Share Quotation:
Over-the-Counter Bulletin Board
Ticker Symbol: FWHLF.OB

Telephone Inquiries:
Call Mellon Investor Services LLC’s interactive voice response system at 1-800-358-2314, which is available 24 hours a day, 7 days a week, for help with account inquiries and requests for assistance, including stock transfers.

For the hearing and speech impaired, please call 1-201-329-8354.

Foreign shareholders should call 201-329-8660.

Transfer Agent, Registrar Warrant Agent and Dividend Disbursing Agent

For general inquiries, changes of address and transfer instructions:

Foster Wheeler Ltd.
c/o Mellon Investor Services LLC
P. O. Box 3315
South Hackensack, NJ 07606

Requests for transactions involving
stock certificates to:

Foster Wheeler Ltd.
c/o Mellon Investor Services LLC
Securities Transfer Services
P. O. Box 3312
South Hackensack, NJ 07606-1912	Shareholder Services on the Internet:
You can view shareholder information and perform certain transactions by visiting “www.melloninvestor.com/isd”

Company Information on the Internet:
You can view Information about Foster Wheeler Ltd. by visiting our website at “www.fwc.com”

Requests for Financial Information:
Foster Wheeler’s annual reports, quarterly reports and other financial documents are available on our website at “www.fwc.com”

To request paper copies of reports filed with the Securities and Exchange Commission, write to:

Office of the Secretary
Foster Wheeler Ltd.
Perryville Corporate Park
Clinton, NJ 08809-4000