Form 10-Q
period 2005-04-01
FOSTER WHEELER LTD
filed 2005-05-11
CIK 1130385

Click here to Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,628,217 shares of the Company’s common stock ($0.01 par value) were outstanding as of April 1, 2005.

Click here to Cover

FOSTER WHEELER LTD.

Back to Index

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME/(LOSS)
(in thousands of dollars, except per share amounts)
(unaudited)

	Three Months Ended

	April 1, 2005	March 26, 2004

Operating revenues	$523,065	$666,359
Cost of operating revenues	(445,054)	(591,147)

Contract profit	78,011	75,212
Selling, general and administrative expenses	(55,217)	(57,184)
Other income	12,510	23,649
Other deductions	(10,336)	(6,117)
Interest expense	(14,748)	(25,432)
Minority interest	(1,009)	(982)

Income before income taxes	9,211	9,146
Provision for income taxes	(7,971)	(13,444)

Net income/(loss)	1,240	(4,298)
Other comprehensive income/(loss):
Foreign currency translation adjustment	1,708	(4,004)

Net comprehensive income/(loss)	$2,948	$(8,302)

Earnings/(loss) per common share:
Basic	$0.03	$(2.09)

Diluted	$0.02	$(2.09)

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)
(unaudited)

	April 1, 2005	December 31, 2004

		(Restated) (See Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$233,977	$291,567
Short-term investments	24,859	25,775
Accounts and notes receivable, net	516,845	506,496
Contracts in process and inventories	187,955	174,077
Prepaid, deferred and refundable income taxes	26,033	26,144
Prepaid expenses	24,595	25,239

Total current assets	1,014,264	1,049,298

Land, buildings and equipment, net	272,078	280,305
Restricted cash	74,315	72,844
Notes and accounts receivable — long-term	6,821	7,053
Investment and advances	165,705	158,324
Goodwill, net	51,515	51,812
Other intangible assets, net	68,023	69,690
Prepaid pension cost and related benefit assets	6,216	6,351
Asbestos-related insurance recovery receivable	309,889	332,894
Other assets	120,281	108,254
Deferred income taxes	50,817	50,714

TOTAL ASSETS	$2,139,924	$2,187,539

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current installments on long-term debt	$35,664	$35,214
Accounts payable	261,013	288,899
Accrued expenses	312,012	314,529
Estimated costs to complete long-term contracts	451,022	458,421
Advance payment by customers	109,778	111,300
Income taxes	57,512	53,058

Total current liabilities	1,227,001	1,261,421

Long-term debt	529,576	534,859
Deferred income taxes	19,995	7,948
Pension, postretirement and other employee benefits	273,174	271,851
Asbestos-related liability	424,395	447,400
Other long-term liabilities and minority interest	160,722	166,165
Deferred accrued interest on subordinated deferrable interest debentures	25,549	23,460
Commitments and contingencies

TOTAL LIABILITIES	2,660,412	2,713,104

Shareholders’ Deficit:
Preferred shares:
$0.01 par value; authorized 912,689 shares; issued: 2005 - 12,633 shares and 2004 - 75,484 shares	—	1
Common shares:
$0.01 par value; authorized 74,382,759 shares; issued: 2005 - 44,628,217 shares and 2004 - 40,542,898 shares	446	405
Paid-in capital	883,127	883,167
Accumulated deficit	(1,095,108)	(1,096,348)
Accumulated other comprehensive loss	(295,035)	(296,743)
Unearned compensation	(13,918)	(16,047)

TOTAL SHAREHOLDERS’ DEFICIT	(520,488)	(525,565)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,139,924	$2,187,539

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN SHAREHOLDERS’ DEFICIT
(in thousands of dollars, except share data)
(unaudited)

	Three Months Ended April 1, 2005

	Shares	Amount

Preferred Shares:
Balance at December 31, 2004	75,484	$1
Conversion of preferred shares into common shares	(62,851)	(1)

Balance at April 1, 2005	12,633	$—

Common Shares:
Balance at December 31, 2004	40,542,898	$405
Conversion of preferred shares into common shares	4,085,319	41

Balance at April 1, 2005	44,628,217	$446

Paid-in Capital:
Balance at December 31, 2004		$883,167
Conversion of preferred shares into common shares		(40)

Balance at April 1, 2005		$883,127

Accumulated Deficit:
Balance at December 31, 2004 (Restated, See Note 2)		$(1,096,348)
Net income for the period		1,240

Balance at April 1, 2005		$(1,095,108)

Accumulated Other Comprehensive Loss:
Balance at December 31, 2004 (Restated, See Note 2)		$(296,743)
Change in accumulated translation adjustment during the period		1,708

Balance at April 1, 2005		$(295,035)

Unearned Compensation:
Balance at December 31, 2004		$(16,047)
Amortization of unearned compensation		2,129

Balance at April 1, 2005		$(13,918)

Total Shareholders’ Deficit		$(520,488)

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars, except share data)
(unaudited)

	Three Months Ended

	April 1, 2005	March 26, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in)/provided by operating activities	$(33,032)	$29,568

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(2,468)	(20,700)
Capital expenditures	(1,049)	(1,759)
Proceeds from sale of assets	1,794	127
(Increase)/decrease in short-term investments	(401)	8,309

Net cash used in investing activities	(2,124)	(14,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Partnership distributions to minority shareholders	(2,233)	(2,663)
Payment of deferred financing costs	(12,877)	—
Decrease in short-term debt	—	(121)
Repayment of long-term debt	(3,987)	(4,826)

Net cash used in financing activities	(19,097)	(7,610)

Effect of exchange rate changes on cash and cash equivalents	(3,337)	3,584

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(57,590)	11,519
Cash and cash equivalents at beginning of period	291,567	364,095

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$233,977	$375,614

NON-CASH FINANCING ACTIVITIES

During the three months ended April 1, 2005, 62,851 preferred shares were converted into 4,085,319 common shares resulting in a $1 reduction in preferred share capital, a $41 increase in common share capital and a $40 reduction in paid-in capital.

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)
(unaudited)

1.   Going Concern

          The accompanying condensed consolidated financial statements of Foster Wheeler Ltd., hereinafter referred to as “Foster Wheeler” or the “Company,” were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, including those resulting from asbestos-related liabilities, as well as the Company’s ability to maintain credit facilities and bonding capacity adequate to conduct its business.  Although the Company generated income in the three months ended April 1, 2005, the Company incurred significant operating losses in each of the years in the three-year period ended December 31, 2004, and has a shareholders’ deficit of $520,488 as of April 1, 2005.

          Management closely monitors liquidity and updates its U.S. liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, working capital needs, unused credit line availability and claims recoveries, if any.  The Company’s liquidity forecasts continue to indicate that sufficient liquidity will be available to fund the Company’s U.S. and foreign working capital needs throughout 2005.

          In March 2005, the Company entered into a new 5-year $250,000 Senior Credit Agreement.  The Senior Credit Agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus a spread.  Standby letters of credit issued under the Senior Credit Agreement will carry a fixed price throughout the life of the facility.  The Senior Credit Agreement is collateralized by the assets and/or the stock of certain of the Company’s domestic and foreign subsidiaries.  The Company paid approximately $12,900 in fees and expenses in conjunction with the execution of the Senior Credit Agreement.  Such fees, paid predominately in the first quarter of 2005, have been deferred and will be amortized to expense over the life of the agreement.

          As of April 1, 2005, the Company had cash and cash equivalents, short-term investments, and restricted cash totaling $333,151, compared to $390,186 as of December 31, 2004.  Of the $333,151 total at April 1, 2005, $289,306 was held by foreign subsidiaries.  See Note 2 for additional details on cash and restricted cash balances.

          The Company’s domestic operating entities are cash flow positive. However they do not generate sufficient cash flow to cover the costs related to the Company’s indebtedness, obligations to fund U.S. pension plans, and corporate overhead expenses. Consequently, the Company requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs and to service its debt. The Company’s current 2005 forecast assumes total cash repatriation from its non-U.S. subsidiaries of approximately $87,000 from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends.  The Company repatriated approximately $26,400 and $13,300 from its non-U.S. subsidiaries in the first three months of 2005 and 2004, respectively.

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

          In September 2004, the Company consummated an equity-for-debt exchange in which it issued common shares, preferred shares, warrants to purchase common shares and new notes in exchange for certain of its outstanding debt securities and trust securities.  The exchange offer reduced the Company’s existing debt (excluding a reduction in deferred accrued interest of $31,128) by $437,041, improved the Company’s shareholders’ deficit by $448,136 and when combined with the proceeds from the issuance of the new notes that were used to repay amounts that were outstanding under a previous Senior Credit Facility, eliminated substantially all material scheduled

Back to Index

corporate debt maturities prior to 2011. After completing the exchange, the Company had outstanding debt obligations of $565,240 as of April 1, 2005.

          The Senior Credit Agreement and a sale/leaseback arrangement for a corporate office building have quarterly financial covenant compliance requirements.  Management’s forecast indicates that the Company will be in compliance with the financial covenants throughout 2005.  The forecast assumes a significant level of new contracts and improved performance on existing contracts.  However, there can be no assurance that the Company will be able to comply with the covenants.  If the Company violates a covenant under the Senior Credit Agreement or the sale/leaseback arrangement, repayment of amounts outstanding under such agreements could be accelerated and the following borrowings outstanding could also be accelerated: the 2011 Senior Notes, the 2005 Senior Notes, the Convertible Subordinated Notes, the Trust Preferred Securities, the Subordinated Robbins Facility Exit Funding Obligations, and certain of the special-purpose project debt facilities.  The total amount of Foster Wheeler Ltd. debt that could be accelerated is $460,178 as of April 1, 2005.  The Company would not be able to repay amounts borrowed if the payment dates were accelerated.

          Lenders under the new Senior Credit Agreement have a security interest in the stock, debt and assets of certain of Foster Wheeler Ltd.’s subsidiaries.  The new Senior Credit Agreement requires the Company to maintain certain financial ratios as described further in Note 5.

          Holders of the Company’s 2011 Senior Notes have a security interest in the stock, debt and assets of certain of Foster Wheeler Ltd.’s subsidiaries.  The 2011 Senior Notes contain incurrence covenants that limit the Company’s ability to undertake certain actions including incurring debt, making certain payments and investments, granting liens, selling assets and entering into specific intercompany transactions, among others.  Management monitors these covenants to ensure the Company remains in compliance with the indenture.

          Since January 15, 2002, the Company has exercised its right to defer payments on the Trust Preferred Securities.  The aggregate liquidation amount of the Trust Preferred Securities at April 1, 2005 was $71,177 after completing the equity-for-debt exchange.  The previous Senior Credit Facility required the Company to defer the payment of the dividends on the Trust Preferred Securities; while the new Senior Credit Agreement requires the approval of the lenders to make payments on the Trust Preferred Securities to the extent such payments are not contractually required by the underlying Trust Preferred Securities agreements.  Accordingly, no dividends were paid during the first three months of 2005 or during fiscal year 2004.  As of April 1, 2005, the amount of dividends deferred plus accrued interest approximates $25,549.  The Company intends to continue to defer payment of the dividends on the Trust Preferred Securities until January 15, 2007 - the full term allowed by the underlying agreement.  Once the deferred dividend obligation has been satisfied, the Company has the right to defer subsequent dividend payments for an additional 20 consecutive quarters.

          The Company’s inability to operate profitably in recent fiscal years and to generate cash flows from operations, its reliance on repatriated cash from its foreign subsidiaries to fund its domestic obligations, and its obligations to maintain minimum debt covenants to avoid possible acceleration of its debt, raises substantial doubt about the Company’s ability to continue as a going concern.

2.   Summary of Significant Accounting Policies

          The condensed consolidated balance sheet as of April 1, 2005 and December 31, 2004 and the related condensed consolidated statements of operations and comprehensive income/(loss) and cash flows for the three-month periods ended April 1, 2005 and March 26, 2004, are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items.  Interim results are not necessarily indicative of results for a full year.

          The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Form 10-K”) filed with the Securities and Exchange Commission on March 31, 2005.  The condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated balance sheet included in the 2004 Form 10-K.  A summary of the Company’s significant accounting policies is presented below.  There has been no material change in the accounting policies followed by the Company during the first quarter of 2005.

           Restatement — In the first quarter of 2005, the Company concluded that its consolidated financial statements for the year ended December 31, 2004 should be restated to correct an error made by the Company’s

Back to Index

external actuaries in computing the Company’s December 31, 2004 pension valuation used in the preparation of the December 31, 2004 consolidated financial statements.  The error relates to the Company’s domestic pension plan and resulted in an understatement of the pension benefit obligation, funding liability and pension contributions for plan year 2004, and understated pension liabilities and comprehensive loss reported in the 2004 Form 10-K.  A summary of the financial statement line items affected by the restatement on the Company’s consolidated balance sheet is presented below.

	December 31, 2004, As Previously Reported	December 31, 2004, Restated

Current Liabilities:
Accrued expenses	$308,229	$314,529
Total current liabilities	1,255,121	1,261,421
Pension, postretirement and other employee benefits	265,869	271,851
Total Liabilities	2,700,822	2,713,104
Shareholders’ Deficit:
Accumulated other comprehensive loss	(284,461)	(296,743)
Total Shareholders’ Deficit	(513,283)	(525,565)
Total Liabilities and Shareholders’ Deficit	2,187,539	2,187,539

          There was no impact on the Company’s consolidated statement of cash flows.  However, the Company’s estimated domestic pension plan contributions, reported to be $20,400 for calendar 2005 increased to $26,700 as a result of the error. Based on the revised actuarial valuation, the Company still anticipates that no further domestic pension plan contributions will be due after 2009.

          Principles of Consolidation — The condensed consolidated financial statements include the accounts of Foster Wheeler and all significant domestic and foreign subsidiary companies. Intercompany transactions and balances have been eliminated.

          Capital Alterations — On November 29, 2004, the Company’s shareholders approved a series of capital alterations including the consolidation of the authorized common share capital at a ratio of one-for-twenty and a reduction in the par value of the common shares and preferred shares.  As a result of these capital alterations, all references to share capital, the number of shares, per share amounts, cash dividends, and any other reference to shares in the condensed consolidated financial statements, unless otherwise noted, have been adjusted to reflect such capital alterations on a retroactive basis.

          Reclassifications — Certain prior period financial statement amounts have been reclassified to conform to the current year presentation.

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

          Revenues and profits on cost-reimbursable contracts are recorded as the costs are incurred. The Company includes flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-

Back to Index

reimbursable contracts when the Company is responsible for the engineering specifications and procurement for such costs.

          Contracts in process are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances are presented as “estimated costs to complete long-term contracts.”  The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. However, current estimates may be revised as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”) and Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” the Company reviews its contracts monthly.  As a result of this process in the first three months of 2005, 24 individual projects had final estimated profit revisions exceeding $500. These revisions resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs.  The net aggregate dollar value of the accrued contract profit resulting from these estimate changes during the first three months of 2005 and 2004 amounted to approximately $23,600 and $11,400, respectively.  If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years.

          Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings.  As of April 1, 2005 and December 31, 2004, the Company had recorded a commercial claims receivable of $3,760 and $3,946, respectively.  The claims were recorded in the Company’s European operations.  Additionally, the condensed consolidated financial statements assume recovery of $11,000 in requests for equitable adjustment (“REA”) at April 1, 2005 and December 31, 2004, of which $3,000 and $1,200, respectively, was recorded in contracts in process.  The balance of $8,000 as of April 1, 2005 represents costs yet to be incurred.  The REA relates primarily to a claim against a U.S. government agency for a project currently being executed.  The Company is currently discussing the details of the REA with the U.S. government agency.  If this claim were to be unsuccessful, the costs would be charged to cost of operating revenues.

          In certain circumstances, the Company may defer pre-contract costs when it is probable that these costs will be recovered under a future contract.  Such deferred costs would then be included in contract costs on receipt of the anticipated contract.  If it is not probable that pre-contract costs will be recovered under a future contract, then these costs are expensed as incurred.  Costs related to anticipated contracts, which are charged to expense because their recovery is not considered probable, are not subsequently reclassified to contract costs on the subsequent receipt of the contract.  As of April 1, 2005 and December 31, 2004, no pre-contract costs were deferred.

          Certain special-purpose subsidiaries in the Global Power Group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the non-cancelable service contracts.

          Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less.  Cash and cash equivalents of $202,067 are maintained by foreign subsidiaries as of April 1, 2005.  These subsidiaries require a substantial portion of these funds to support their liquidity and working capital needs, as well as required minimum capitalization and contractual restrictions.  Accordingly, these funds may not be readily available for repatriation to U.S. entities.

Back to Index

          Short-term Investments — Short-term investments consist primarily of certificates of deposit and are classified as held to maturity under Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

          Trade Accounts Receivable — In accordance with terms of long-term contracts, customers withhold certain percentages of billings until completion and acceptance of the contracts. Final payments of all such amounts withheld might not be received within a one-year period.  In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets.

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

          Contracts in Process and Estimated Costs to Complete Long-term Contracts – In accordance with terms of long-term contracts, amounts recorded in contracts in process and estimated costs to complete long-term contracts may not be realized or paid, respectively, within a one-year period.  In conformity with industry practice, however, the full amount of contracts in process and estimated costs to complete long-term contracts have been included in current assets and current liabilities, respectively.

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

          Restricted Cash — The following table details the restricted cash held by the Company:

	April 1, 2005			December 31, 2004

	Foreign	Domestic	Total	Foreign	Domestic	Total

Held by special purpose entities and restricted for debt service payments	$824	$10,928	$11,752	$245	$3,924	$4,169
Collateralize letters of credit and bank guarantees	56,497	—	56,497	57,151	—	57,151
Client escrow funds	5,059	1,007	6,066	10,580	944	11,524

Total	$62,380	$11,935	$74,315	$67,976	$4,868	$72,844

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

Back to Index

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

          As of April 1, 2005 and December 31, 2004, the Company had unamortized goodwill of $51,515 and $51,812, respectively.  The decrease in goodwill of $297 resulted from foreign currency translation losses.  All of the goodwill is related to the Global Power Group.  In accordance with SFAS No. 142, the Company is no longer amortizing goodwill, and in 2004, the fair value of the reporting units exceeded the carrying amounts.

          As of April 1, 2005 and December 31, 2004, the Company had unamortized identifiable intangible assets of $68,023 and $69,690, respectively. The following table details amounts relating to those assets.

	April 1, 2005		December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$37,094	$(16,073)	$37,392	$(15,622)
Trademarks	62,557	(15,555)	63,026	(15,106)

Total	$99,651	$(31,628)	$100,418	$(30,728)

          Amortization expense related to patents and trademarks for the three months ending April 1, 2005 and March 26, 2004 was $901 and $934, respectively.  Amortization expense is expected to approximate $3,600 each year in the next five years.

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

          Investment tax credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service.  In 2004, to the extent such credits were not currently utilized on the Company’s tax return, deferred tax assets, as adjusted for any valuation allowance, were recognized for the carryforward amounts.

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

          The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates.  The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge

Back to Index

accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  At April 1, 2005 and March 26, 2004, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded pretax losses of $275 and $1,218, respectively.  These amounts were recorded as reductions in cost of operating revenues on the condensed consolidated statement of operations and comprehensive income/(loss).  Amounts receivable (gains) or payable (losses) under foreign exchange contracts are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts.

          Restrictions on Shareholders’ Dividends — The Board of Directors of the Company discontinued the common stock dividend in July 2001.  Accordingly, the Company paid no dividends on common shares during the first three months of 2005 or during fiscal year 2004.  The Company is restricted from paying dividends under its new Senior Credit Agreement.  Accordingly, the Company does not expect to pay dividends on the common shares for the foreseeable future.

          Earnings per Share — In accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128,” the Company uses the two-class method to allocate income to the holders of the preferred shares when computing basic and diluted earnings per share for the common shareholders.  However, losses are not allocated to holders of the preferred shares for purposes of calculating earnings per share since the preferred shareholders are not required to fund losses.  There were 12,633 preferred shares outstanding as of April 1, 2005, which are convertible into 821,122 common shares at the option of the preferred shareholder.  See Note 8 for further information regarding the preferred shares.

          The computations for basic and diluted earnings/(loss) per common share are as follows:

	Three Months Ended

	April 1, 2005	March 26, 2004

Net income/(loss)	$1,240	$(4,298)
Net income allocated to preferred shareholders	66	—

Net income/(loss) available to common shareholders	$1,174	$(4,298)

Basic earnings/(loss) per common share:
Net income/(loss) available to common shareholders	$1,174	$(4,298)

Weighted-average number of common shares outstanding for basic earnings/(loss) per common share	41,753,245	2,052,762

Basic earnings/(loss) per common share	$0.03	$(2.09)

Diluted earnings/(loss) per common share:
Net income/(loss) available to common shareholders	$1,174	$(4,298)

Weighted-average number of common shares outstanding for basic earnings/(loss) per common share	41,753,245	2,052,762
Effect of dilutive securities:
Options to purchase common shares	1,124,782	—
Warrants to purchase common shares	4,297,864	—
Unvested portion of restricted common shares and restricted common share awards	923,201	—

Weighted-average number of common shares outstanding for diluted earnings/(loss) per common share	48,099,092	2,052,762

Diluted earnings/(loss) per common share	$0.02	$(2.09)

          Basic earnings/(loss) per common share has been computed based on the weighted-average number of common shares outstanding, excluding non-vested restricted common shares of 1,351,846.  Restricted common shares will be included in the weighted-average number of common shares outstanding as such shares vest.  One third of the restricted awards vest in the fourth quarter of 2005 and the balance vest during the fourth quarter of 2006.

          The impact of potentially dilutive securities such as outstanding stock options, warrants to purchase common shares, convertible securities and the non-vested portion of restricted common shares and restricted common share awards has been included in the computation of diluted earnings per share to the extent such securities are dilutive.

Back to Index

The following table summarizes the potentially dilutive securities, which have been excluded from the diluted earnings per share calculation due to their antidilutive effect.

	Three Months Ended

	April 1, 2005	March 26, 2004

Options to purchase common shares not included in the computation of diluted earnings per share due to their antidilutive effect	—	28,415

Options to purchase common shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price	387,697	383,896

Common shares on convertible subordinated notes not included in the computation of diluted earnings per share due to their antidilutive effect	9,565	654,288

          Stock Option Plans — The Company has three fixed-option plans that reserve shares of common stock for issuance to executives, key employees and directors.  The Company has adopted the disclosure-only provisions of SFAS No.  123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  The Company continues to account for stock options granted to employees and directors using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Had compensation costs for the Company’s stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, the Company’s net income/(loss) and earnings/(loss) per common share would have been as follows:

	Three Months Ended

	April 1, 2005	March 26, 2004

Net income/(loss) available to common shareholders — as reported	$1,174	$(4,298)
Add: Total stock-based employee compensation expense determined under intrinsic value based method for awards and included within reported net income/(loss), net of $0 taxes	37	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of taxes of $127 in 2005 and $33 in 2004	(1,494)	(469)

Net loss available to common shareholders — pro forma	$(283)	$(4,767)

Earnings/(loss) per common share — basic:
As reported	$0.03	$(2.09)
Pro forma	$(0.01)	$(2.32)
Earnings/(loss) per common share — diluted:
As reported	$0.02	$(2.09)
Pro forma	$(0.01)	$(2.32)

          As of April 1, 2005, a total of 4,080,140 shares of common stock were reserved for issuance under the various stock option plans; 876,373 shares were available for grant.

          Recent Accounting Developments — In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.”  SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the condensed consolidated statement of operations and comprehensive income/(loss) based on their fair values.  Prior to SFAS No. 123R, the Company adopted the disclosure-only provisions of SFAS No. 123 and therefore only

Back to Index

certain pro forma disclosures of the fair value of share-based payments were required in the notes to the condensed consolidated financial statements.  SFAS No. 123R provides for the adoption of the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, share-based employee compensation cost would be recognized from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, employee compensation cost would be recognized for periods presented prior to the adoption of the proposed standard in accordance with the original provisions of SFAS No. 123; that is, employee compensation cost would be recognized in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. On April 14, 2005, the Securities and Exchange Commission amended the compliance date for SFAS No. 123R until the first quarter of 2006.  The Company is still evaluating the method of adoption and the impact that the adoption of SFAS No. 123R will have on its condensed consolidated financial position and results of operations.

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.”  SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis.  Instead, SFAS No. 153 provides that exchanges of nonmonetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis.  A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 is not expected to have a material impact on the condensed consolidated financial statements of the Company.

3.   Equity Interests

          The Company owns a non-controlling equity interest in two electric power generation projects and one waste-to-energy project in Italy and a refinery/electric power generation project in Chile.  Two of the projects in Italy are each 42% owned while the third is 49% owned by the Company.  In late 2004, the Company entered into a binding agreement to sell 10% of its minority equity interest in the third Italian project; such sale closed in April 2005.  The project in Chile is 85% owned by the Company; however, the Company does not have a controlling financial interest in the Chilean project. Following is summarized financial information for the Company’s equity affiliates combined, as well as the Company’s interest in the affiliates.

	April 1, 2005		December 31, 2004

	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Balance Sheet Data :
Current assets	$142,370	$10,136	$149,346	$23,456
Other assets (primarily buildings and equipment)	395,178	173,061	414,779	175,653
Current liabilities	37,772	14,107	41,003	17,179
Other liabilities (primarily long-term debt)	379,540	108,736	404,802	113,567
Net assets	120,236	60,354	118,320	68,363

	Three Months Ended

	April 1, 2005		March 26, 2004

	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Income Statement Data:
Total revenues	$63,535	$10,175	$63,050	$9,923
Gross earnings	16,258	5,069	15,688	5,198
Income before income taxes	12,566	2,531	11,162	2,617
Net earnings	7,667	1,972	6,754	2,059

Back to Index

          The Company’s share of the net earnings of equity affiliates, which are recorded within other income on the condensed consolidated statement of operations and comprehensive income/(loss), totaled $3,223 and $4,653 for the three months ended April 1, 2005 and March 26, 2004, respectively.  The Company’s investment in the equity affiliates, which is recorded within investment and advances on the condensed consolidated balance sheet, totaled $118,651 and $109,106 as of April 1, 2005 and December 31, 2004, respectively.  Dividends of $8,387 and $9,090 were received during the three months ended April 1, 2005 and March 26, 2004, respectively.

          The Company has guaranteed certain performance obligations of these projects.  The Company’s contingent obligations under the guarantees for three of the projects are approximately $1,300 in total.  The contingent obligation for the fourth project is currently capped at approximately $7,900 over the twelve-year life of the project’s financing; to date, no amounts have been paid under this guarantee.  The Company has also provided a guarantee of $5,000 representing 49% of the debt service reserve letter of credit providing liquidity should the performance of the fourth project be insufficient to cover the debt service payments.  Finally, the Company has provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the Chilean project be insufficient to cover the debt service payments.  No amounts have been drawn under the letter of credit.

4.   Equity-for-Debt Exchange

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

5.   Long-term Debt

          The following table shows the components of long-term debt:

	April 1, 2005			December 31, 2004

	Current	Long-term	Total	Current	Long-term	Total

Senior Notes at 6.75% interest, due November 15, 2005	$11,372	$—	$11,372	$11,372	$—	$11,372
Senior Notes at 10.359% interest, due September 15, 2011	—	271,365	271,365	—	271,643	271,643
Convertible Subordinated Notes at 6.50% interest, due 2007	—	3,070	3,070	—	3,070	3,070
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	14	69	83	14	69	83
1999C Bonds at 7.25% interest, due October 15, 2024	—	20,491	20,491	—	20,491	20,491
1999D Bonds at 7% interest, due October 15, 2009	—	237	237	—	233	233
Subordinated Deferrable Interest Debentures	—	71,177	71,177	—	71,177	71,177
Special-Purpose Project Debt:
Martinez Cogen Limited Partnership	7,654	4,060	11,714	7,280	7,980	15,260
Foster Wheeler Coque Verde, L.P.	2,975	32,151	35,126	2,975	32,151	35,126
Camden County Energy Recovery Associates	8,959	59,936	68,895	8,959	59,936	68,895
Capital Lease Obligations	1,066	65,208	66,274	990	66,297	67,287
Other	3,624	1,812	5,436	3,624	1,812	5,436

Total	$35,664	$529,576	$565,240	$35,214	$534,859	$570,073

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

Back to Index

under the term loan and revolving credit facility as of December 31, 2004.  The Company had letters of credit outstanding of $90,018 as of December 31, 2004.  In March 2005, the Company replaced the Senior Credit Facility with a new 5-year Senior Credit Agreement.

          New Senior Credit Agreement — In March 2005, the Company entered into a new 5-year $250,000 Senior Credit Agreement.  The Senior Credit Agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus 5%.  Standby letters of credit issued under the Senior Credit Agreement carry a fixed price throughout the life of the facility.  The Company had $101,713 of letters of credit outstanding under the Senior Credit Agreement as of April 1, 2005.  The Senior Credit Agreement is collateralized by the assets and/or the stock of certain of the Company’s domestic and foreign subsidiaries.  The Company paid approximately $12,900 in fees and expenses in conjunction with the execution of the Senior Credit Agreement.  Such fees, paid predominately in the first quarter of 2005, have been deferred and will be amortized to expense over the life of the agreement.

          The new Senior Credit Agreement requires the Company to maintain certain ratios, including a leverage ratio, a fixed charge coverage ratio and a minimum liquidity level.  Compliance with the first two covenants is measured quarterly.  The leverage ratio compares total indebtedness, as defined in the new Senior Credit Agreement, to EBITDA, as defined.  The leverage ratio must be less than the levels specified in the new Senior Credit Agreement.  The fixed charge coverage ratio compares EBITDA to total fixed charges, as defined and must be greater than the levels specified in the new Senior Credit Agreement. The Company must be in compliance with the minimum liquidity level covenant at any time.  Management’s 2005 forecast indicates that the Company will be in compliance with the financial covenants contained in the new Senior Credit Agreement.

          The Senior Credit Agreement also requires the Company to prepay the facility in certain circumstances from proceeds of assets sales and the issuance of debt.

6.   Pensions and Other Postretirement Benefits

          Pension Benefits — Domestic and certain foreign subsidiaries of the Company have several pension plans covering substantially all full-time employees.  The components of net periodic benefit cost are as follows:

	Three Months Ended April 1, 2005				Three Months Ended March 26, 2004

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Net Periodic Benefit Cost:
Service cost	$—	$4,591	$57	$4,648	$—	$4,464	$63	$4,527
Interest cost	4,738	8,278	333	13,349	4,467	7,620	301	12,388
Expected return on plan assets	(4,513)	(9,138)	(349)	(14,000)	(3,901)	(7,801)	(325)	(12,027)
Amortization of transition asset	—	(19)	20	1	—	—	19	19
Amortization of prior service cost	—	434	4	438	—	422	4	426
Other	944	3,762	132	4,838	1,015	4,430	106	5,551

Total net periodic benefit cost	$1,169	$7,908	$197	$9,274	$1,581	$9,135	$168	$10,884

          The Company expects to contribute a total of approximately $26,700 to its domestic pension plans and approximately $30,400 to its foreign pension plans in 2005.  As of April 1, 2005, $9,000 of that contribution has been made.

          Other Postretirement Benefits — In addition to providing pension benefits, some of the Company’s subsidiaries provide certain health care and life insurance benefits for retired employees (“other postretirement benefits”).  The components of net periodic postretirement benefit cost are as follows:

	Three Months Ended

	April 1, 2005	March 26, 2004

Net Periodic Postretirment Benefit Cost:
Service cost	$78	$83
Interest cost	1,114	1,344
Amortization of prior service cost	(1,178)	(1,187)
Other	626	644

Net periodic postretirement benefit cost	$640	$884

           In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) became law in the United States. The Medicare Act introduces a prescription drug benefit under

Back to Index

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

7.   Guarantees and Warranties

          The Company has provided indemnifications to third parties relating to businesses and/or assets the Company previously owned.  Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by the Company prior to the sale.

	Maximum Potential Payment	Carrying Amount of Liability as of April 1, 2005	Carrying Amount of Liability as of December 31, 2004

Environmental indemnifications	No limit	$7,500	$5,300
Tax indemnifications	No limit	$—	$—

          The Company provides for project execution and warranty reserves on certain of its long-term contracts.  Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

	Three Months Ended

	April 1, 2005	March 26, 2004

Balance at beginning of year	$94,500	$131,600
Accruals	3,600	5,500
Settlements	(3,200)	(3,200)
Adjustments to provisions	(16,400)	(1,300)

Balance at end of period	$78,500	$132,600

8.   Preferred Shares

          The Company issued approximately 599,944 preferred shares in connection with the equity-for-debt exchange, which was consummated in September 2004.  Each preferred share is optionally convertible into 65 common shares.  As of April 1, 2005, 12,633 preferred shares remained outstanding.

          The preferred shareholders have no voting rights except in certain limited circumstances.  The preferred shares have the right to receive dividends and other distributions, including liquidating distributions, on an as-converted basis if declared by the Company and paid on the common shares.  The preferred shares have a $0.01 liquidation preference.

Back to Index

9.   Stock Purchase Warrants

          In connection with the exchange offer consummated in 2004, the Company issued 4,152,914 Class A common stock purchase warrants (“Class A”) and 40,771,560 Class B common stock purchase warrants (“Class B”).  Each Class A warrant entitles its owner to purchase 1.6841 common shares at an exercise price of $9.378 per common share issuable thereunder.  The Class A warrants are exercisable only on or after September 24, 2005 and on or before September 24, 2009.  The number of common shares issuable upon the exercise of Class A warrants is approximately 6,994,059.

          Each Class B warrant entitles its owner to purchase 0.0723 common shares at an exercise price of $9.378 per common share issuable thereunder.  The Class B warrants are exercisable only on or after September 24, 2005 and on or before September 24, 2007.  The number of common shares issuable upon the exercise of Class B warrants is approximately 2,947,233.

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

10.  Income Taxes

          The difference between the statutory and effective tax rates for the three months ended April 1, 2005 and March 26, 2004 results predominately from taxable income in certain jurisdictions (primarily non-U.S.) combined with a valuation allowance offsetting other loss benefits in other jurisdictions (primarily U.S.).

11.  Business Segments – Data

          The Company operates through two business groups, which also constitute separate reportable segments: the Engineering and Construction Group (the “E&C Group”) and the Global Power Group.  The E&C Group designs, engineers, and constructs upstream oil and gas processing facilities, oil refining, chemical and petrochemical, pharmaceutical, natural gas liquefaction (LNG) facilities and receiving terminals, and related infrastructure, including power generation and distribution facilities. The E&C Group provides engineering, project management and construction management services, and purchases equipment, materials and services from third-party suppliers and subcontractors. The E&C Group owns industry leading technology in delayed coking, solvent de-asphalting, and hydrogen production processes used in oil refineries and has access to numerous technologies owned by others. The E&C Group also provides international environmental remediation services, together with related technical, engineering, design and regulatory services.  The E&C Group generates revenues from engineering and construction activities pursuant to long-term contracts spanning up to four years in duration.

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

Back to Index

	Total	Engineering and Construction	Global Power Group	Corporate and Financial Services(1)

For the three months ended April 1, 2005
Third party revenues	$523,065	$329,287	$193,765	$13
Intercompany revenues	—	1,288	1,292	(2,580)

Operating revenues	$523,065	$330,575	$195,057	$(2,567)

EBITDA (2)	$31,183	$26,269	$29,691	$(24,777)

Less: Interest expense	(14,748)
Less: Depreciation and amortization	(7,224)

Income before income taxes	9,211
Provision for income taxes	(7,971)

Net income	$1,240

For the three months ended March 26, 2004
Third party revenues	$666,359	$394,050	$271,700	$609
Intercompany revenues	—	469	479	(948)

Operating revenues	$666,359	$394,519	$272,179	$(339)

EBITDA (3)	42,627	$35,064	$20,410	$(12,847)

Less: Interest expense	(25,432)
Less: Depreciation and amortization	(8,049)

Income before income taxes	9,146
Provision for income taxes	(13,444)

Net loss	$(4,298)

(1)	Includes general corporate income and expense, the Company’s captive insurance operation and eliminations.
(2)
Includes in the three months ended April 1, 2005: the reevaluation of contract costs estimates of $23,600: $13,900 in E&C and $9,700 in Global Power; credit agreement costs associated with the previous Senior Credit Facility of $(3,700) in C&F; and charges for severance cost of $(100) in E&C.

(3)
Includes in the three months ended March 26, 2004: a gain of $10,500 in E&C on the sale of a minority equity interest in a special-purpose company established to develop power plant projects in Europe; the reevaluation of contract costs estimates of $11,400: $19,900 in E&C and $(8,500) in Global Power; a net gain of $11,600 in C&F on the settlement of coverage litigation with certain asbestos insurance carriers; restructuring and credit agreement costs of $(9,300) in C&F; and charges for severance cost of $(400) in E&C.

          Operating revenues by industry segment were as follows:

	Three Months Ended

	April 1, 2005	March 26, 2004

Power	$220,010	$321,535
Oil and gas/refinery	157,992	232,324
Pharmaceutical	53,301	71,516
Chemical	49,008	22,068
Environmental	10,788	7,856
Power production	25,049	25,623
Eliminations and other	6,917	(14,563)

Total Operating Revenues	$523,065	$666,359

Back to Index

12.  Sale of Certain Business Assets

          The Company entered into an agreement in the first quarter of 2004 to sell a domestic corporate office building for estimated net cash proceeds of $17,000, which approximated carrying value.  The sale closed in the second quarter 2004 and generated net cash proceeds of $16,400. Of this amount, 50% was repaid to the previous Senior Credit Facilities’ lenders in the second quarter of 2004.

          In the first quarter of 2004, the Company sold a minority equity interest in a special-purpose company established to develop power plant projects in Europe.  The Company recorded a gain on the sale of $10,500, which was recorded in other income on the condensed consolidated statement of operations and comprehensive income/(loss).

13.  Litigation and Uncertainties

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

          United States

          A summary of claim activity for the three months ended April 1, 2005, December 31, 2004 and March 26, 2004 is as follows:

	Number of Claims

	First Quarter 2005	Fourth Quarter 2004	First Quarter 2004

Balance at beginning of quarter	167,760	170,140	170,860
New claims	4,240	5,280	3,900
Claims resolved	(4,200)	(7,660)	(3,280)

Balance at end of quarter *	167,800	167,760	171,480

* Includes claims on inactive court dockets of approximately 22,400 at April 1, 2005, 22,300 at December 31, 2004 and 24,500 at March 26, 2004.

          The overall average combined indemnity and defense cost per closed claim since 1993 was approximately $2.1.  The Company believes that the average cost will increase in the future.

          The amount spent on asbestos litigation defense and case resolution, all of which was reimbursed from insurance coverage, was $22,500 and $23,900 for the three months ended April 1, 2005 and March 26, 2004, respectively.

          As of April 1, 2005, the Company has recorded total liabilities of $457,600 comprised of an estimated liability relating to open (outstanding) claims of $234,600 and an estimated liability relating to future unasserted claims of $223,000.  Of the total, $75,000 is recorded in accrued expenses and $382,600 is recorded in asbestos-related liability on the condensed consolidated balance sheet.  These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type (i.e., mesothelioma vs. non-mesothelioma); and the breakdown of known and future claims into disease type (i.e., mesothelioma vs. non-mesothelioma).  Claims that have not been settled and are six or more years old are considered abandoned and are no longer valued in the estimated liability; however, such claims are included within the above chart.  There were approximately 9,100 such cases that are not valued within the estimated liability.  The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses.  Total estimated defense costs and indemnity payments are estimated to be incurred through the year 2019, during which period new claims are expected to decline from year to year. Recently received claims also suggest that the percentage of claims to be closed without payment of indemnity costs should increase as claims are resolved during the next few years. The Company believes that it is likely that there will be new claims filed after 2019, but in light of uncertainties inherent in long-term forecasts, the Company does not believe that it can reasonably estimate defense and/or indemnity costs, which might be incurred after 2019.  Historically, defense costs have represented

Back to Index

approximately 21% of total defense and indemnity costs.  Through April 1, 2005, total indemnity costs paid, prior to insurance recoveries, were approximately $461,700 and total defense costs paid were approximately $124,400.

          As of April 1, 2005, the Company has recorded assets of $363,100 relating to actual and probable insurance recoveries, of which $95,000 is recorded in accounts and notes receivables, and $268,100 is recorded as asbestos-related insurance recovery receivable on the condensed consolidated balance sheet.  The asset includes an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending legal proceedings with certain insurers, as well as recoveries under settlements with other insurers.

          As of April 1, 2005, $165,200 was contested by the subsidiaries’ insurers in ongoing litigation.  The litigation relates to the proper allocation of the coverage liability among the subsidiaries’ various insurers and the subsidiaries as self-insurers.  The Company believes that any amounts that its subsidiaries might be allocated as self-insurer would be immaterial.

          The number and type of claims received and the average cost to settle claims can vary from quarter to quarter and sometimes by substantial amounts.  In the first quarter of 2005, the number of claims received (including the number of mesothelioma claims) and the average cost to settle claims exceeded the Company’s forecast prepared at year-end 2004 to estimate the asbestos liability.  Management routinely monitors the Company’s asbestos activity and does not believe that one quarter of data is sufficient evidence to necessitate a change in the underlying assumptions used to estimate the asbestos liability.  Actual experience will be compared to projected results and if, in management’s judgment, changes to the underlying estimates are warranted, the asbestos liability will be modified.

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

          The Company projects that it will not be required to fund any asbestos liabilities from its cash flow before 2010, although it may be required to fund a portion of such liabilities from its own cash thereafter.  This forecast assumes that the Company will be able to successfully resolve certain outstanding insurance coverage issues.   An adverse outcome in the insurance litigation on these coverage issues could materially limit the Company’s insurance recoveries.  In this regard, on January 10, 2005, a New York state trial court entered an order finding that New York, rather than New Jersey, law applies in the litigation described above regarding the allocation of liability for asbestos-related personal injury claims among the Foster Wheeler entities and their various insurers.  Since the inception of this litigation, the Company has calculated estimated insurance recoveries applying New Jersey law.  However, the application of New York, rather than New Jersey, law would result in the Company’s subsidiaries realizing lower insurance recoveries.  Thus, as a result of this decision, the Company recorded a charge to earnings in the fourth quarter of 2004 of approximately $76,000 and reduced the year-end 2004 carrying value of its probable insurance recoveries by a similar amount.  Unless this decision is reversed or future settlements with insurers allow for funding of all future claims costs, the Company expects that it will be required to fund a portion of its asbestos liabilities from its own cash beginning in 2010.  The amount and timing of these funding requirements will be dependent upon, among other things, litigated or negotiated resolution of the various disputes between the Company and the insurers with whom it has not yet settled.  On February 16, 2005, the Company’s subsidiaries filed separate motions seeking (i) the re-argument of this decision and (ii) an appeal of this decision to a higher court.  There can be no assurances as to the timing or the outcome of these motions.

          In addition, even if these coverage issues are resolved in a manner favorable to the Company, the Company may not be able to collect all of the amounts due under its insurance policies.  The Company’s recoveries will be limited by insolvencies among its insurers.  The Company has not assumed recovery in the estimate of its asbestos insurance recovery asset from two of the Company’s significant insurers, which are currently insolvent.  Other insurers may become insolvent in the future and the Company’s insurers may also fail to reimburse amounts owed to the Company on a timely basis.  If the Company does not receive timely payment from its insurers, it may be unable to make required payments under settlement agreements with asbestos plaintiffs or to fund amounts required to be posted with courts in order to appeal trial judgments.  If the Company is unable to file such appeals, the Company’s subsidiaries may be ordered to pay large damage awards arising from adverse jury verdicts, and such awards may exceed available cash.  Any failure to realize expected insurance recoveries, and any delays in receiving from its

Back to Index

insurers amounts owed to the subsidiaries, will reduce cash flow and adversely affect liquidity and could have a material adverse effect on the Company’s financial condition.

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

          United Kingdom

          Subsidiaries of the Company in the U.K. have also received claims alleging personal injury arising from exposure to asbestos. To date 622 claims have been brought against the U.K. subsidiaries of which 292 remain open at April 1, 2005.  None of the settled claims has resulted in material costs to the Company.

          As of April 1, 2005, the Company recorded the estimated U.S. dollar equivalent for the total U.K. asbestos liabilities of $43,600.  Of the total, $1,800 is recorded in accrued expenses and $41,800 is recorded in asbestos-related liability on the condensed consolidated balance sheet.  The estimated U.S. dollar equivalent liability for open (outstanding) U.K. asbestos claims is $5,600 and the estimated liability for future unasserted U.K. asbestos claims is $38,000.  An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $1,800 is recorded in accounts and notes receivables, and $41,800 is recorded as asbestos-related insurance recovery receivable on the condensed consolidated balance sheet.

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

          In addition to the matters described above, arbitration has been commenced against the Company arising out of a compact circulating fluidized-bed boiler that the Company engineered, supplied and erected for a client in Asia.  In addition to claims for damages for breach of contract, the client is seeking to rescind the contract based upon alleged material misrepresentations by the Company.  If such relief were granted, the Company could be compelled to reimburse the client for the purchase price paid (approximately $25,700), in addition to other damages, which have not yet been quantified.  The Company is vigorously defending the case and has counterclaimed for unpaid receivables (approximating $5,200), plus interest, for various breaches and non-performance by the client.  (Due to its age, a reserve for the full amount of the receivable was taken prior to the arbitration.)  The case is in the initial stages of discovery and a final award is not expected until 2007.  Based upon the Company’s investigation and the proceedings to date, there appear to be valid defenses to the claim.  However, it is premature to predict the outcome of this proceeding.

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

Back to Index

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

          In 1998, the CCERA filed suit against the PCFA and other parties seeking, among other things, to void the applicable contracts and agreements governing the Project (Camden County Energy Recovery Assoc. v. N.J. Department of Environmental Protection, et al., Superior Court of New Jersey, Mercer County, L-268-98).  Since 1999, the State of New Jersey has provided subsidies sufficient to ensure the payment of each of the Project’s debt service payments as they became due. The bonds outstanding on the Camden Project were issued by the PCFA, not the Company or CCERA, and the bonds are not guaranteed by the Company or CCERA.  Pursuant to the loan agreement between PCFA and CCERA, proceeds from the bonds were used to finance the construction of the facility and accordingly these proceeds were recorded as debt on CCERA’s balance sheet and therefore are included in the Company’s condensed consolidated balance sheet.  CCERA’s obligation to service the debt obtained pursuant to the loan agreement is limited to depositing all tipping fees and electric revenues received with the trustee of the PCFA bonds.  The trustee is required to pay CCERA its service fees prior to servicing PCFA bonds.  CCERA has no further debt repayment obligations under the loan agreement with the PCFA.  In the litigation, the defendants have asserted, among other things, that an equitable portion of the outstanding debt on the Project should be allocated to CCERA even though CCERA did not guarantee the bonds.  At this time, management cannot determine the ultimate outcome of the foregoing and the potential effects on CCERA and the Project.  If the State were to fail to subsidize the debt service, and there were to be a default on a debt service payment, the bondholders might proceed to attempt to exercise their remedies, by among other things, seizing the collateral securing the bonds.  The Company does not believe this collateral includes CCERA’s plant.

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

          Phase three is for the construction, start-up and testing of the facility for a fixed contractual price of $114,000, subject to escalation.  The actual commencement of this phase will be delayed as a result of the significant delay in the issuance of the NRC license for the facility, which was received on November 30, 2004.  This delay will also result in substantial additional facility costs.  The third phase would begin with the purchase of long-lead items followed by the construction activities. Construction is expected to last two years and requires that a subsidiary of the Company fund the construction cost.  Foster Wheeler USA Corporation, the parent company of Foster Wheeler Environmental Corporation, provided a performance guarantee on the project.  In addition, a surety bond for the full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years.  The Company and the government agency have engaged in discussions about possibly restructuring or terminating subsequent phases of the contract. If the project were to proceed, the Company intends to seek third-party financing to fund the majority of the construction costs, but there can be no assurance that the Company will secure such financing on acceptable terms, or at all. There also can be no assurance

Back to Index

that the Company will be able to obtain the required surety bond.  If the Company cannot successfully restructure the contract and cannot obtain third-party financing or the required surety bond, the Company’s ability to perform its obligations under the contract is unlikely.  This could have a material adverse effect on the Company’s financial condition, results of operations, and cash flow. No claims have been raised by the government agency against the Company. The ultimate potential liability to the Company would arise in the event that the government agency terminates the contract (for example, due to the Company’s inability to continue with the contract) and re-bids the contract under its exact terms and the resulting cost to the government agency is greater than it would have been under the existing terms with the Company.  The Company does not believe a claim is probable and is unable to estimate the possible loss that could occur as a result of any claims.  Additionally, the Company believes that it has a variety of potential legal defenses should the government agency decide to pursue any such action.

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

          In February 1988, one of the Company’s subsidiaries, Foster Wheeler Energy Corporation (“FWEC”), entered into a Consent Agreement and Order (“Order”) with the United States Environmental Protection Agency (“USEPA”) and the Pennsylvania Department of Environmental Protection (“PADEP”) regarding its former manufacturing facility in Mountain Top, Pennsylvania.  The Order essentially required FWEC to investigate and remediate as necessary contaminants, including trichloroethylene (“TCE”), in the soil and groundwater at the facility. Pursuant to the Order, FWEC in 1993 installed a “pump and treat” system to remove TCE from the groundwater. It is not possible at the present time to predict how long FWEC will be required to operate and maintain the system.

          In September 2004, FWEC sampled the domestic water supply of approximately 16 residences in Mountain Top, and it received validated testing data regarding that sampling in October 2004.  The residences are located approximately one mile to the southwest of the historic source of the TCE at FWEC’s former facility, and it is believed the residences use private wells for domestic water.  The results of this sampling indicated that TCE was present in the water at several of the residences at levels in excess of Safe Drinking Water Act standards. Since the initial round of testing in September 2004, FWEC has tested more wells.  As of April 2005, the number of wells

Back to Index

in the area containing TCE in excess of the standards is approximately 30.  FWEC believes it has identified all affected residential wells.

          Since approximately October 2004, FWEC, USEPA, and PADEP have been cooperating in a broad-ranging investigation that seeks to, among other things, identify the source(s) of the TCE in the residential wells.  The investigation has involved, among other things, sampling of surface waters and the more recent installation and “packer” sampling of groundwater monitoring wells.  FWEC and the agencies have been reviewing and analyzing the results of the sampling and other data as it becomes available.  Based in part upon the foregoing, the USEPA informally advised FWEC in April 2005 that USEPA considers FWEC to be a PRP with regard to the TCE in the residential wells.  FWEC is reviewing the matter with counsel.

          USEPA has informally indicated that it would expect a PRP to provide public water to affected residences, which likely would involve the extension of a water main from one end of the affected area to the other end, along with the installation of laterals from the main to the affected residences.  There is also a possibility that a PRP would incur further costs if it were to conduct a more formal study to better define the affected area.  Since October 2004, FWEC has been providing the potentially affected residences with temporary replacement water, and it has arranged to have filters installed on the residences’ water system to remove the TCE. FWEC has also arranged to have the filters periodically tested and maintained.  FWEC is incurring costs related to public outreach and communications in the affected area. Finally, FWEC may be required to pay the agencies’ costs in overseeing and responding to the situation. FWEC has accrued its best estimate of the cost of the foregoing.

          Other costs to which FWEC could be exposed could include, among other things, other costs associated with supplying public water, FWEC’s own counsel and consulting fees, further agency oversight and/or response costs, and other costs related to possible further investigation and/or remediation.  At present, it is not possible to determine whether FWEC will be determined to be liable for the items described in this paragraph, nor is it possible to reliably estimate the extent of any such liability.

          If one or more third parties is determined to be a source of the TCE, FWEC will evaluate its options regarding the recovery of the costs it has incurred, which options could include seeking to recover those costs from those determined to be the source.

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

Back to Index

14.  Consolidating Financial Information

       A.  2005 Senior Notes

          As a result of the reorganization on May 25, 2001, Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the Senior Notes at 6.75% interest, due November 15, 2005 (“2005 Senior Notes”). Foster Wheeler Ltd. and the following companies have issued guarantees in favor of the holders of the 2005 Senior Notes: Equipment Consultants, Inc., Foster Wheeler Holdings Ltd. (formerly known as “Foreign Holdings Ltd.”), Foster Wheeler Asia Limited, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler North America Corp., Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., HFM International, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc., and Perryville III Trust.  Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC and each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd.  The summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because management does not believe that such separate financial statements and related disclosures would be material to investors.  None of the subsidiary guarantors are restricted from making distributions to the Company.

          In September 2004, the Company completed an equity-for-debt exchange in which it issued common shares, preferred shares and new 2011 Senior Notes in exchange for a portion of the 2005 Senior Notes.

          The following represents summarized condensed consolidating financial information as of April 1, 2005 and December 31, 2004 with respect to the financial position, and for the three months ended April 1, 2005 and March 26, 2004 for results of operations and for cash flows.

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

Back to Index

14.  Consolidating Financial Information – (Continued)

       A.  2005 Senior Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET

April 1, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$24,963	$209,014	$—	$233,977
Accounts and notes receivable, net	416,260	191,090	227,019	698,424	(1,015,948)	516,845
Contracts in process and inventories	—	—	49,566	138,391	(2)	187,955
Investment and advances	—	—	1,248	—	(1,248)	—
Other current assets	—	—	3,804	71,683	—	75,487

Total current assets	416,260	191,090	306,600	1,117,512	(1,017,198)	1,014,264
Investments in subsidiaries and others	(1,155,366)	(732,626)	(124,574)	165,454	2,012,817	165,705
Land, buildings & equipment, net	—	—	45,064	227,014	—	272,078
Notes and accounts receivable – long-term	210,000	487,108	279,642	412,349	(1,382,278)	6,821
Intangible assets, net	—	—	98,308	21,230	—	119,538
Asbestos-related insurance recovery receivable	—	268,104	—	41,785	—	309,889
Other assets	—	16,781	79,949	154,899	—	251,629

TOTAL ASSETS	$(529,106)	$230,457	$684,989	$2,140,243	$(386,659)	$2,139,924

Liabilities & Shareholders’ Deficit
Accounts payable and accrued expenses	$(11,636)	$508,121	$573,716	$518,774	$(1,015,950)	$573,025
Estimated costs to complete long-term contracts	—	—	94,466	356,556	—	451,022
Other current liabilities	(52)	11,372	5,703	185,931	—	202,954

Total current liabilities	(11,688)	519,493	673,885	1,061,261	(1,015,950)	1,227,001
Long-term debt	3,070	342,542	66,234	117,730	—	529,576
Pension, postretirement and other employee benefits	—	—	206,894	66,280	—	273,174
Asbestos-related liability	—	382,610	—	41,785	—	424,395
Other long-term liabilities and minority interest	—	141,044	893,342	908,526	(1,736,646)	206,266

TOTAL LIABILITIES	(8,618)	1,385,689	1,840,355	2,195,582	(2,752,596)	2,660,412

Common stock and paid-in capital	883,573	242,613	242,613	166,258	(651,484)	883,573
Accumulated deficit	(1,095,108)	(1,102,810)	(1,102,944)	(54,487)	2,260,241	(1,095,108)
Accumulated other comprehensive loss	(295,035)	(295,035)	(295,035)	(167,110)	757,180	(295,035)
Unearned compensation	(13,918)	—	—	—	—	(13,918)

TOTAL SHAREHOLDERS’ DEFICIT	(520,488)	(1,155,232)	(1,155,366)	(55,339)	2,365,937	(520,488)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(529,106)	$230,457	$684,989	$2,140,243	$(386,659)	$2,139,924

Back to Index

14.  Consolidating Financial Information – (Continued)

       A.  2005 Senior Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2004

(Restated - See Note 2)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$48,782	$242,785	$—	$291,567
Accounts and notes receivable, net	416,260	184,449	202,579	672,205	(968,997)	506,496
Contracts in process and inventories	—	—	47,243	126,830	4	174,077
Investment and advances	—	—	1,247	—	(1,247)	—
Other current assets	—	—	3,482	73,676	—	77,158

Total current assets	416,260	184,449	303,333	1,115,496	(970,240)	1,049,298
Investments in subsidiaries and others	(1,153,046)	(723,487)	(133,432)	158,457	2,009,832	158,324
Land, buildings & equipment, net	—	—	45,961	234,344	—	280,305
Notes and accounts receivable – long-term	210,000	487,108	279,861	412,402	(1,382,318)	7,053
Intangible assets, net	—	—	98,979	22,523	—	121,502
Asbestos-related insurance recovery receivable	—	290,494	—	42,400	—	332,894
Other assets	—	5,330	79,826	153,007	—	238,163

TOTAL ASSETS	$(526,786)	$243,894	$674,528	$2,138,629	$(342,726)	$2,187,539

Liabilities & Shareholders’ Deficit
Accounts payable and accrued expenses	$(4,239)	$498,673	$560,955	$517,033	$(968,994)	$603,428
Estimated costs to complete long-term contracts	—	—	93,047	365,374	—	458,421
Other current liabilities	(52)	11,372	5,015	183,237	—	199,572

Total current liabilities	(4,291)	510,045	659,017	1,065,644	(968,994)	1,261,421
Long-term debt	3,070	342,820	66,073	122,896	—	534,859
Pension, postretirement and other employee benefits	—	—	207,146	64,705	—	271,851
Asbestos-related liability	—	405,000	—	42,400	—	447,400
Other long-term liabilities and minority interest	—	138,954	895,338	901,391	(1,738,110)	197,573

TOTAL LIABILITIES	(1,221)	1,396,819	1,827,574	2,197,036	(2,707,104)	2,713,104

Common stock and paid-in capital	883,573	242,613	242,613	164,817	(650,043)	883,573
Accumulated deficit	(1,096,348)	(1,098,795)	(1,098,916)	(57,215)	2,254,926	(1,096,348)
Accumulated other comprehensive loss	(296,743)	(296,743)	(296,743)	(166,009)	759,495	(296,743)
Unearned compensation	(16,047)	—	—	—	—	(16,047)

TOTAL SHAREHOLDERS’ DEFICIT	(525,565)	(1,152,925)	(1,153,046)	(58,407)	2,364,378	(525,565)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(526,786)	$243,894	$674,528	$2,138,629	$(342,726)	$2,187,539

Back to Index

14.  Consolidating Financial Information – (Continued)

       A.  2005 Senior Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME/(LOSS)

Three Months Ended April 1, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$124,687	$411,383	$(13,005)	$523,065
Cost of operating revenues	—	—	(101,869)	(356,190)	13,005	(445,054)

Contract profit	—	—	22,818	55,193	—	78,011
Selling, general and administrative expenses	5,279	—	(23,875)	(36,621)	—	(55,217)
Other income	50	11,292	10,695	19,910	(29,437)	12,510
Other deductions and minority interest	—	(3,355)	(6,443)	(1,547)	—	(11,345)
Interest expense	(62)	(9,368)	(14,563)	(20,192)	29,437	(14,748)
Equity in net loss of subsidiaries	(4,027)	(2,584)	9,492	—	(2,881)	—

Income/(loss) before income taxes	1,240	(4,015)	(1,876)	16,743	(2,881)	9,211
Provision for income taxes	—	—	(2,151)	(5,820)	—	(7,971)

Net income/(loss)	1,240	(4,015)	(4,027)	10,923	(2,881)	1,240
Other comprehensive income/(loss):
Foreign currency translation adjustment	1,708	1,708	1,708	(1,100)	(2,316)	1,708

Net comprehensive income/(loss)	$2,948	$(2,307)	$(2,319)	$9,823	$(5,197)	$2,948

Back to Index

14.  Consolidating Financial Information – (Continued)

       A.  2005 Senior Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING  STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME/(LOSS)

Three Months Ended March 26, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$151,751	$537,766	$(23,158)	$666,359
Cost of operating revenues	—	—	(122,504)	(491,801)	23,158	(591,147)

Contract profit	—	—	29,247	45,965	—	75,212

Selling, general and administrative expenses	—	—	(20,636)	(36,548)	—	(57,184)
Other income	3,413	14,095	9,494	28,176	(31,529)	23,649
Other deductions and minority interest	(2)	(88)	(934)	(6,467)	392	(7,099)
Interest expense	(3,419)	(17,708)	(18,087)	(17,355)	31,137	(25,432)
Equity in net loss of subsidiaries	(4,290)	(586)	(1,129)	—	6,005	—

(Loss)/income before income taxes	(4,298)	(4,287)	(2,045)	13,771	6,005	9,146
Provision for income taxes	—	—	(2,245)	(11,199)	—	(13,444)

Net (loss)/income	(4,298)	(4,287)	(4,290)	2,572	6,005	(4,298)
Other comprehensive loss:
Foreign currency translation adjustment	(4,004)	(4,004)	(4,004)	(4,167)	12,175	(4,004)

Net comprehensive loss	$(8,302)	$(8,291)	$(8,294)	$(1,595)	$18,180	$(8,302)

Back to Index

14.  Consolidating Financial Information – (Continued)

       A.  2005 Senior Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING  STATEMENT OF CASH FLOWS

Three Months Ended April 1, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(12)	$(3,518)	$(23,450)	$2,803	$(8,855)	$(33,032)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(456)	(2,012)	—	(2,468)
Capital expenditures	—	—	(168)	(881)	—	(1,049)
Proceeds from sale of assets	—	—	10	1,784	—	1,794
Increase in short-term investments	—	—	—	(401)	—	(401)

Net cash used in investing activities	—	—	(614)	(1,510)	—	(2,124)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(8,855)	8,855	—
Payment of deferred financing cost	—	(12,877)	—	—	—	(12,877)
Repayment of long-term debt	—	—	—	(3,987)	—	(3,987)
Other	12	16,395	277	(18,917)	—	(2,233)

Net cash provided by/(used in) financing activities	12	3,518	277	(31,759)	8,855	(19,097)

Effect of exchange rate changes on cash and cash equivalents	—	—	(32)	(3,305)	—	(3,337)

Decrease in cash and cash equivalents	—	—	(23,819)	(33,771)	—	(57,590)
Cash and cash equivalents, beginning of year	—	—	48,782	242,785	—	291,567

Cash and cash equivalents, end of period	$—	$—	$24,963	$209,014	$—	$233,977

Back to Index

14.  Consolidating Financial Information – (Continued)

       A.  2005 Senior Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING  STATEMENT OF CASH FLOWS

Three Months Ended March 26, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(8)	$13,583	$5,046	$21,424	$(10,477)	$29,568

Cash Flows from Investing Activities
Change in restricted cash	—	—	—	(20,700)	—	(20,700)
Capital expenditures	—	—	528	(2,287)	—	(1,759)
Proceeds from sale of assets	—	—	(6)	133	—	127
(Increase)/decrease in investment and advances	—	—	24,103	(24,103)	—	—
Decrease in short-term investments	—	—	—	8,309	—	8,309

Net cash provided by/(used in) investing activities	—	—	24,625	(38,648)	—	(14,023)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(10,477)	10,477	—
Decrease in short-term debt	—	—	—	(121)	—	(121)
Proceeds from long-term debt	—	—	—	—	—	—
Repayment of long-term debt	—	(1,252)	—	(3,574)	—	(4,826)
Other	8	(12,331)	6,363	3,297	—	(2,663)

Net cash provided by/(used in) financing activities	8	(13,583)	6,363	(10,875)	10,477	(7,610)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,601	983	—	3,584

Increase/(decrease) in cash and cash equivalents	—	—	38,635	(27,116)	—	11,519
Cash and cash equivalents, beginning of year	—	—	34,264	329,831	—	364,095

Cash and cash equivalents, end of period	$—	$—	$72,899	$302,715	$—	$375,614

Back to Index

14.  Consolidating Financial Information – (Continued)

       B.  Convertible Notes

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

          The following represents summarized condensed consolidating financial information as of April 1, 2005 and December 31, 2004 with respect to the financial position, and for the three months ended April 1, 2005 and March 26, 2004 for results of operations and for cash flows.

          The Foster Wheeler Ltd. column presents the financial information of the parent company, who is also the issuer. The Guarantor Subsidiary column presents the financial information of the sole guarantor, Foster Wheeler LLC. The non-guarantor subsidiaries include the results of all direct and indirect non-guarantor subsidiaries of Foster Wheeler Ltd., including Foster Wheeler Holdings Ltd., the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other non-guarantor subsidiaries.

Back to Index

14.  Consolidating Financial Information – (Continued)

       B.  Convertible Notes  – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET

April 1, 2005

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$233,977	$—	$233,977
Accounts and notes receivable, net	416,260	191,090	436,717	(527,222)	516,845
Contracts in process and inventories	—	—	187,955	—	187,955
Other current assets	—	—	75,487	—	75,487

Total current assets	416,260	191,090	934,136	(527,222)	1,014,264
Investments in subsidiaries and others	(1,155,366)	(732,626)	(256,901)	2,310,598	165,705
Land, buildings & equipment, net	—	—	272,078	—	272,078
Notes and accounts receivable - long-term	210,000	487,108	6,821	(697,108)	6,821
Intangible assets, net	—	—	119,538	—	119,538
Asbestos-related insurance recovery receivable	—	268,104	41,785	—	309,889
Other assets	—	16,781	234,848	—	251,629

TOTAL ASSETS	$(529,106)	$230,457	$1,352,305	$1,086,268	$2,139,924

Liabilities & Shareholders’ Deficit
Accounts payable and accrued expenses	$(11,636)	$508,121	$603,762	$(527,222)	$573,025
Estimated costs to complete long-term contracts	—	—	451,022	—	451,022
Other current liabilities	(52)	11,372	191,634	—	202,954

Total current liabilities	(11,688)	519,493	1,246,418	(527,222)	1,227,001
Long-term debt	3,070	342,542	183,964	—	529,576
Pension, postretirement and other employee benefits	—	—	273,174	—	273,174
Asbestos-related liability	—	382,610	41,785	—	424,395
Other long-term liabilities and minority interest	—	141,044	762,330	(697,108)	206,266

TOTAL LIABILITIES	(8,618)	1,385,689	2,507,671	(1,224,330)	2,660,412

Common stock and paid in capital	883,573	242,613	242,613	(485,226)	883,573
Accumulated deficit	(1,095,108)	(1,102,810)	(1,102,944)	2,205,754	(1,095,108)
Accumulated other comprehensive loss	(295,035)	(295,035)	(295,035)	590,070	(295,035)
Unearned compensation	(13,918)	—	—	—	(13,918)

TOTAL SHAREHOLDERS’ DEFICIT	(520,488)	(1,155,232)	(1,155,366)	2,310,598	(520,488)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(529,106)	$230,457	$1,352,305	$1,086,268	$2,139,924

Back to Index

14.  Consolidating Financial Information – (Continued)

       B.  Convertible Notes  – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2004

(Restated – See Note 2)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$291,567	$—	$291,567
Accounts and notes receivable, net	416,260	184,449	881,729	(975,942)	506,496
Contracts in process and inventories	—	—	174,077	—	174,077
Other current assets	—	—	77,158	—	77,158

Total current assets	416,260	184,449	1,424,531	(975,942)	1,049,298
Investments in subsidiaries and others	(1,153,046)	(723,487)	(271,114)	2,305,971	158,324
Land, buildings & equipment, net	—	—	280,305	—	280,305
Notes and accounts receivable – long-term	210,000	487,108	7,053	(697,108)	7,053
Intangible assets, net	—	—	121,502	—	121,502
Asbestos-related insurance recovery receivable	—	290,494	42,400	—	332,894
Other assets	—	5,330	232,833	—	238,163

TOTAL ASSETS	$(526,786)	$243,894	$1,837,510	$632,921	$2,187,539

Liabilities & Shareholders’ Deficit
Accounts payable and accrued expenses	$(4,239)	$498,673	$1,084,936	$(975,942)	$603,428
Estimated costs to complete long-term contracts	—	—	458,421	—	458,421
Other current liabilities	(52)	11,372	188,252	—	199,572

Total current liabilities	(4,291)	510,045	1,731,609	(975,942)	1,261,421
Long-term debt	3,070	342,820	188,969	—	534,859
Pension, postretirement and other employee benefits	—	—	271,851	—	271,851
Asbestos-related liability	—	405,000	42,400	—	447,400
Other long-term liabilities and minority interest	—	138,954	755,727	(697,108)	197,573

TOTAL LIABILITIES	(1,221)	1,396,819	2,990,556	(1,673,050)	2,713,104

Common stock and paid in capital	883,573	242,613	242,613	(485,226)	883,573
Accumulated deficit	(1,096,348)	(1,098,795)	(1,098,916)	2,197,711	(1,096,348)
Accumulated other comprehensive loss	(296,743)	(296,743)	(296,743)	593,486	(296,743)
Unearned compensation	(16,047)	—	—	—	(16,047)

TOTAL SHAREHOLDERS’ DEFICIT	(525,565)	(1,152,925)	(1,153,046)	2,305,971	(525,565)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(526,786)	$243,894	$1,837,510	$632,921	$2,187,539

Back to Index

14.  Consolidating Financial Information – (Continued)

       B.  Convertible Notes  – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME/(LOSS)

Three Months Ended April 1, 2005

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$523,065	$—	$523,065
Cost of operating revenues	—	—	(445,054)	—	(445,054)

Contract profit	—	—	78,011	—	78,011
Selling, general and administrative expenses	5,279	—	(60,496)	—	(55,217)
Other income	50	11,292	12,541	(11,373)	12,510
Other deductions and minority interest	—	(3,355)	(7,990)	—	(11,345)
Interest expense	(62)	(9,368)	(16,691)	11,373	(14,748)
Equity in net loss of subsidiaries	(4,027)	(2,584)	(1,431)	8,042	—

Income/(loss) before income taxes	1,240	(4,015)	3,944	8,042	9,211
Provision for income taxes	—	—	(7,971)	—	(7,971)

Net income/(loss)	1,240	(4,015)	(4,027)	8,042	1,240
Other comprehensive income:
Foreign currency translation adjustment	1,708	1,708	1,708	(3,416)	1,708

Net comprehensive income/(loss)	$2,948	$(2,307)	$(2,319)	$4,626	$2,948

Back to Index

14.  Consolidating Financial Information – (Continued)

       B.  Convertible Notes  – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING  STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME/(LOSS)

Three Months Ended March 26, 2004

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$666,359	$—	$666,359
Cost of operating revenues	—	—	(591,147)	—	(591,147)

Contract profit	—	—	75,212	—	75,212
Selling, general and administrative expenses	—	—	(57,184)	—	(57,184)
Other income	3,413	14,095	23,655	(17,514)	23,649
Other deductions and minority interest	(2)	(88)	(7,009)	—	(7,099)
Interest expense	(3,419)	(17,708)	(21,819)	17,514	(25,432)
Equity in net loss of subsidiaries	(4,290)	(586)	(3,701)	8,577	—

(Loss)/income before income taxes	(4,298)	(4,287)	9,154	8,577	9,146
Provision for income taxes	—	—	(13,444)	—	(13,444)

Net loss	(4,298)	(4,287)	(4,290)	8,577	(4,298)
Other comprehensive loss:
Foreign currency translation adjustment	(4,004)	(4,004)	(4,004)	8,008	(4,004)

Net comprehensive loss	$(8,302)	$(8,291)	$(8,294)	$16,585	$(8,302)

Back to Index

14.  Consolidating Financial Information – (Continued)

       B.  Convertible Notes  – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING  STATEMENT OF CASH FLOWS

Three Months Ended April 1, 2005

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash used in operating activities	$(12)	$(3,518)	$(25,950)	$(3,552)	$(33,032)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(2,468)	—	(2,468)
Capital expenditures	—	—	(1,049)	—	(1,049)
Proceeds from sale of assets	—	—	1,794	—	1,794
Increase in short-term investments	—	—	(401)	—	(401)

Net cash used in investing activities	—	—	(2,124)	—	(2,124)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(3,552)	3,552	—
Payment of deferred financing cost	—	(12,877)	—	—	(12,877)
Repayment of long-term debt	—	—	(3,987)	—	(3,987)
Other	12	16,395	(18,640)	—	(2,233)

Net cash provided by/(used in) financing activities	12	3,518	(26,179)	3,552	(19,097)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,337)	—	(3,337)

Decrease in cash and cash equivalents	—	—	(57,590)	—	(57,590)
Cash and cash equivalents, beginning of year	—	—	291,567	—	291,567

Cash and cash equivalents, end of period	$—	$—	$233,977	$—	$233,977

Back to Index

14.  Consolidating Financial Information – (Continued)

       B. Convertible Notes - (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 26, 2004

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(8)	$13,583	$26,470	$(10,477)	$29,568

Cash Flows from Investing Activities
Change in restricted cash	—	—	(20,700)	—	(20,700)
Capital expenditures	—	—	(1,759)	—	(1,759)
Proceeds from sale of assets	—	—	127	—	127
Increase in investment and advances	—	—	—	—	—
Decrease in short-term investments	—	—	8,309	—	8,309

Net cash used in investing activities	—	—	(14,023)	—	(14,023)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(10,477)	10,477	—
Decrease in short-term debt	—	—	(121)	—	(121)
Proceeds from long-term debt	—	—	—	—	—
Repayment of long-term debt	—	(1,252)	(3,574)	—	(4,826)
Other	8	(12,331)	9,660	—	(2,663)

Net cash provided by/(used in) financing activities	8	(13,583)	(4,512)	10,477	(7,610)

Effect of exchange rate changes on cash and cash equivalents	—	—	3,584	—	3,584

Increase in cash and cash equivalents	—	—	11,519	—	11,519
Cash and cash equivalents, beginning of year	—	—	364,095	—	364,095

Cash and cash equivalents, end of period	$—	$—	$375,614	$—	$375,614

Back to Index

14.  Consolidating Financial Information – (Continued)

      C. Trust Securities

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

          The Capital Trust invested the proceeds from the sale of the Trust Securities in an equal principal amount of 9% Junior Subordinated Deferrable Interest Debentures of Foster Wheeler LLC due January 15, 2029 (the “Debentures”). The Company used the net proceeds to pay indebtedness under a revolving credit agreement.  The Capital Trust distributes the quarterly cash payments it may receive from Foster Wheeler LLC as interest on the Debentures to the Trust Securities security holders. Foster Wheeler LLC may defer interest on the Debentures for up to 20 consecutive quarterly periods.  When this occurs, the Capital Trust also defers distribution payments on the Trust Securities.  In accordance with this provision, the Capital Trust has deferred all quarterly distributions beginning with the distribution due on January 15, 2002.

          Prior to December 27, 2003 the Capital Trust was consolidated in the financial statements of the Company and the Trust Securities were presented as mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures in the condensed consolidated financial statements.  The accumulated undistributed quarterly distributions were presented on the condensed consolidated balance sheet as deferred accrued mandatorily redeemable preferred security distributions of subsidiary trust.  The distributions expense on the Trust Securities was presented as interest expense in the condensed consolidated statement of operations and comprehensive income/(loss).

          Effective December 27, 2003, the Company adopted FIN No. 46, “Consolidation of Variable Interest Entities,” for variable interest entities formed prior to February 1, 2003.  In accordance with the provisions of FIN No. 46, the Company determined that (i) the Capital Trust is a variable interest entity and (ii) the Company is not the primary beneficiary.  Accordingly, the Company de-consolidated the Capital Trust as of December 27, 2003.  The Company’s condensed consolidated financial statements now reflect Foster Wheeler LLC’s obligations to the Capital Trust as subordinated deferrable interest debentures and deferred accrued interest on subordinated deferrable interest debentures. The interest expense on the Debentures is presented on the condensed consolidated statement of operations and comprehensive income/(loss) as interest expense.

          In 2004, the Company completed an equity-for-debt exchange in which it issued common shares, preferred shares and warrants to purchase common shares in exchange for a portion of the Trust Securities.  As of both April 1, 2005 and December 31, 2004, 2,847,086 Trust Securities were outstanding.

          Summarized below is the condensed financial information of the Capital Trust:

Back to Index

14.  Consolidating Financial Information – (Continued)

       C. Trust Securities – (Continued)

Balance Sheet Data:	April 1, 2005	December 31, 2004

Non-current assets - subordinated deferrable interest debentures	$71,177	$71,177
Non-current assets - accrued interest on subordinated deferrable interest debentures, net of valuation allowance of $5,850 and $17,626, respectively	19,699	5,834
Long-term liabilities - mandatorily redeemable preferred trust securities	71,177	71,177
Long-term liability - deferred accrued mandatorily redeemable preferred security distributions	25,549	23,460
Net deficit	(5,850)	(17,626)

Income Statement Data for the three months ended:	April 1, 2005	March 26, 2004

Interest income on subordinated deferrable interest debentures	$—	$—
Decrease in valuation allowance	13,864	15,400
Mandatorily redeemable preferred security distributions	(2,088)	(4,792)
Net income	11,776	10,608

Cash Flow Data for the three months ended:	April 1, 2005	March 26, 2004

Cash flows from operating activities	$—	$—
Cash flows from investing activities	—	—
Cash flows from financing activities	—	—

          SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” states that “a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.”  SFAS No. 114 requires that the measurement of impairment be based on one of several methods including the loan’s observable market price.  The Capital Trust has established a valuation allowance on the Debentures and related interest income receivable from Foster Wheeler LLC based on Foster Wheeler Ltd.’s and Foster Wheeler LLC’s financial condition and the decision to exercise the right to defer payments on the Debentures since January 15, 2002.  The Debentures and related interest income receivable are the only assets of the Capital Trust and the Trust Securities are the only liabilities of the Capital Trust.  As a result, the Capital Trust measures loan impairment based on the market price of the Trust Securities, which is deemed a proxy for the Debentures’ observable market price.  The decrease in the valuation allowance resulted from an increase in the market price of the Trust Securities.  The market price per security of the Trust Securities was $31.92 as of April 1, 2005, $27.05 as of December 31, 2004, $5.20 as of March 26, 2004 and $3.00 as of December 26, 2003.

          The following represents summarized condensed consolidating financial information as of April 1, 2005 and December 31, 2004 with respect to the financial position, and for the three months ended April 1, 2005 and March 26, 2004 for results of operations and for cash flows.  The following summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the guarantors because management does not believe that such separate financial statements and related disclosures would be material to investors.

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

Back to Index

14.  Consolidating Financial Information – (Continued)

       C. Trust Securities – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
April 1, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$233,977	$—	$233,977
Accounts and notes receivable, net	416,260	191,090	436,717	(527,222)	516,845
Contracts in process and inventories	—	—	187,955	—	187,955
Other current assets	—	—	75,487	—	75,487

Total current assets	416,260	191,090	934,136	(527,222)	1,014,264
Investments in subsidiaries and others	(1,155,366)	(732,626)	(256,901)	2,310,598	165,705
Land, buildings & equipment, net	—	—	272,078	—	272,078
Notes and accounts receivable - long-term	210,000	487,108	6,821	(697,108)	6,821
Intangible assets, net	—	—	119,538	—	119,538
Asbestos-related insurance recovery receivable	—	268,104	41,785	—	309,889
Other assets	—	16,781	234,848	—	251,629

TOTAL ASSETS	$(529,106)	$230,457	$1,352,305	$1,086,268	$2,139,924

Liabilities & Shareholders’ Deficit
Accounts payable and accrued expenses	$(11,636)	$508,121	$603,762	$(527,222)	$573,025
Estimated costs to complete long-term contracts	—	—	451,022	—	451,022
Other current liabilities	(52)	11,372	191,634	—	202,954

Total current liabilities	(11,688)	519,493	1,246,418	(527,222)	1,227,001
Long-term debt	3,070	342,542	183,964	—	529,576
Pension, postretirement and other employee benefits	—	—	273,174	—	273,174
Asbestos-related liability	—	382,610	41,785	—	424,395
Other long-term liabilities and minority interest	—	141,044	762,330	(697,108)	206,266

TOTAL LIABILITIES	(8,618)	1,385,689	2,507,671	(1,224,330)	2,660,412

Common stock and paid in capital	883,573	242,613	242,613	(485,226)	883,573
Accumulated deficit	(1,095,108)	(1,102,810)	(1,102,944)	2,205,754	(1,095,108)
Accumulated other comprehensive loss	(295,035)	(295,035)	(295,035)	590,070	(295,035)
Unearned compensation	(13,918)	—	—	—	(13,918)

TOTAL SHAREHOLDERS’ DEFICIT	(520,488)	(1,155,232)	(1,155,366)	2,310,598	(520,488)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(529,106)	$230,457	$1,352,305	$1,086,268	$2,139,924

Back to Index

14.  Consolidating Financial Information – (Continued)

       C. Trust Securities – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004
(Restated - See Note 2)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$291,567	$—	$291,567
Accounts and notes receivable, net	416,260	184,449	881,729	(975,942)	506,496
Contracts in process and inventories	—	—	174,077	—	174,077
Other current assets	—	—	77,158	—	77,158

Total current assets	416,260	184,449	1,424,531	(975,942)	1,049,298
Investments in subsidiaries and others	(1,153,046)	(723,487)	(271,114)	2,305,971	158,324
Land, buildings & equipment, net	—	—	280,305	—	280,305
Notes and accounts receivable - long-term	210,000	487,108	7,053	(697,108)	7,053
Intangible assets, net	—	—	121,502	—	121,502
Asbestos-related insurance recovery receivable	—	290,494	42,400	—	332,894
Other assets	—	5,330	232,833	—	238,163

TOTAL ASSETS	$(526,786)	$243,894	$1,837,510	$632,921	$2,187,539

Liabilities & Shareholders’ Deficit
Accounts payable and accrued expenses	$(4,239)	$498,673	$1,084,936	$(975,942)	$603,428
Estimated costs to complete long-term contracts	—	—	458,421	—	458,421
Other current liabilities	(52)	11,372	188,252	—	199,572

Total current liabilities	(4,291)	510,045	1,731,609	(975,942)	1,261,421
Long-term debt	3,070	342,820	188,969	—	534,859
Pension, postretirement and other employee benefits	—	—	271,851	—	271,851
Asbestos-related liability	—	405,000	42,400	—	447,400
Other long-term liabilities and minority interest	—	138,954	755,727	(697,108)	197,573

TOTAL LIABILITIES	(1,221)	1,396,819	2,990,556	(1,673,050)	2,713,104

Common stock and paid in capital	883,573	242,613	242,613	(485,226)	883,573
Accumulated deficit	(1,096,348)	(1,098,795)	(1,098,916)	2,197,711	(1,096,348)
Accumulated other comprehensive loss	(296,743)	(296,743)	(296,743)	593,486	(296,743)
Unearned compensation	(16,047)	—	—	—	(16,047)

TOTAL SHAREHOLDERS’ DEFICIT	(525,565)	(1,152,925)	(1,153,046)	2,305,971	(525,565)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(526,786)	$243,894	$1,837,510	$632,921	$2,187,539

Back to Index

14.  Consolidating Financial Information – (Continued)

       C. Trust Securities – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
Three Months Ended April 1, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$523,065	$—	$523,065
Cost of operating revenues	—	—	(445,054)	—	(445,054)

Contract profit	—	—	78,011	—	78,011
Selling, general and administrative expenses	5,279	—	(60,496)	—	(55,217)
Other income	50	11,292	12,541	(11,373)	12,510
Other deductions and minority interest	—	(3,355)	(7,990)	—	(11,345)
Interest expense	(62)	(9,368)	(16,691)	11,373	(14,748)
Equity in net loss of subsidiaries	(4,027)	(2,584)	(1,431)	8,042	—

Income/(loss) before income taxes	1,240	(4,015)	3,944	8,042	9,211
Provision for income taxes	—	—	(7,971)	—	(7,971)

Net income/(loss)	1,240	(4,015)	(4,027)	8,042	1,240
Other comprehensive income:
Foreign currency translation adjustment	1,708	1,708	1,708	(3,416)	1,708

Net comprehensive income/(loss)	$2,948	$(2,307)	$(2,319)	$4,626	$2,948

Back to Index

14.  Consolidating Financial Information – (Continued)

       C. Trust Securities – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
Three Months Ended March 26, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$666,359	$—	$666,359
Cost of operating revenues	—	—	(591,147)	—	(591,147)

Contract profit	—	—	75,212	—	75,212
Selling, general and administrative expenses	—	—	(57,184)	—	(57,184)
Other income	3,413	14,095	23,655	(17,514)	23,649
Other deductions and minority interest	(2)	(88)	(7,009)	—	(7,099)
Interest expense	(3,419)	(17,708)	(21,819)	17,514	(25,432)
Equity in net loss of subsidiaries	(4,290)	(586)	(3,701)	8,577	—

(Loss)/income before income taxes	(4,298)	(4,287)	9,154	8,577	9,146
Provision for income taxes	—	—	(13,444)	—	(13,444)

Net loss	(4,298)	(4,287)	(4,290)	8,577	(4,298)
Other comprehensive loss:
Foreign currency translation adjustment	(4,004)	(4,004)	(4,004)	8,008	(4,004)

Net comprehensive loss	$(8,302)	$(8,291)	$(8,294)	$16,585	$(8,302)

Back to Index

14.  Consolidating Financial Information – (Continued)

       C. Trust Securities – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING  STATEMENT OF CASH FLOWS
Three Months Ended April 1, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash used in operating activities	$(12)	$(3,518)	$(25,950)	$(3,552)	$(33,032)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(2,468)	—	(2,468)
Capital expenditures	—	—	(1,049)	—	(1,049)
Proceeds from sale of assets	—	—	1,794	—	1,794
Increase in short-term investments	—	—	(401)	—	(401)

Net cash used in investing activities	—	—	(2,124)	—	(2,124)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(3,552)	3,552	—
Payment of deferred financing cost	—	(12,877)	—	—	(12,877)
Repayment of long-term debt	—	—	(3,987)	—	(3,987)
Other	12	16,395	(18,640)	—	(2,233)

Net cash provided by/(used in) financing activities	12	3,518	(26,179)	3,552	(19,097)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,337)	—	(3,337)

Decrease in cash and cash equivalents	—	—	(57,590)	—	(57,590)
Cash and cash equivalents, beginning of year	—	—	291,567	—	291,567

Cash and cash equivalents, end of period	$—	$—	$233,977	$—	$233,977

Back to Index

14.  Consolidating Financial Information – (Continued)

       C. Trust Securities – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING  STATEMENT OF CASH FLOWS
Three Months Ended March 26, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(8)	$13,583	$26,470	$(10,477)	$29,568

Cash Flows from Investing Activities
Change in restricted cash	—	—	(20,700)	—	(20,700)
Capital expenditures	—	—	(1,759)	—	(1,759)
Proceeds from sale of assets	—	—	127	—	127
Increase in investment and advances	—	—	—	—	—
Decrease in short-term investments	—	—	8,309	—	8,309

Net cash used in investing activities	—	—	(14,023)	—	(14,023)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(10,477)	10,477	—
Decrease in short-term debt	—	—	(121)	—	(121)
Proceeds from long-term debt	—	—	—	—	—
Repayment of long-term debt	—	(1,252)	(3,574)	—	(4,826)
Other	8	(12,331)	9,660	—	(2,663)

Net cash used in financing activities	8	(13,583)	(4,512)	10,477	(7,610)

Effect of exchange rate changes on cash and cash equivalents	—	—	3,584	—	3,584

Increase in cash and cash equivalents	—	—	11,519	—	11,519
Cash and cash equivalents, beginning of year	—	—	364,095	—	364,095

Cash and cash equivalents, end of period	$—	$—	$375,614	$—	$375,614

Back to Index

14.  Consolidating Financial Information – (Continued)

       D. 2011 Senior Notes – (Continued)

          In conjunction with the equity-for-debt exchange consummated in 2004, Foster Wheeler LLC issued new 2011 Senior Notes in exchange for a portion of its 2005 Senior Notes.

          The 2011 Senior Notes are fully and unconditionally guaranteed by Foster Wheeler Ltd. and the following companies:  Continental Finance Company Ltd., Energy Holdings, Inc., Equipment Consultants, Inc., Financial Services S.a.r.l., Foster Wheeler Holdings, Ltd., Foster Wheeler Asia Limited, Foster Wheeler Caribe Corporation, C.A., Foster Wheeler Constructors, Inc., Foster Wheeler Continental B.V., Foster Wheeler Development Corporation, FW Energie B.V., Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Europe B.V., Foster Wheeler Europe Limited, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler Intercontinental Corporation, Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler (Malaysia) Sdn. Bhd., Foster Wheeler Middle East Corporation, Foster Wheeler North America Corp., Foster Wheeler Petroleum Services S.A.E., Foster Wheeler Power Company/La Societe D’ Energie Foster Wheeler Ltee., Foster Wheeler Power Corporation, Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Gestao E. Servicos, S.A., FW Hungary Licensing Limited Liability Company, FW Management Operations, Ltd., FW Overseas Operations Limited, HFM International, Inc., Manops Limited, P.E. Consultants, Inc., Perryville Service Company Ltd., PGI Holdings, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc., Perryville III Trust and Singleton Process Systems GmbH.  Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC and each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd.

          The following represents summarized condensed consolidating financial information as of April 1, 2005 and December 31, 2004 with respect to the financial position, and for the three months ended April 1, 2005 and March 26, 2004 for results of operations and for cash flows.  The following summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the guarantors because management does not believe that such separate financial statements and related disclosures would be material to investors.

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

Back to Index

14.  Consolidating Financial Information – (Continued)

       D. 2011 Senior Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
April 1, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$34,921	$199,056	$—	$233,977
Accounts and notes receivable, net	416,260	191,090	256,494	617,079	(964,078)	516,845
Contracts in process and inventories	—	—	52,030	135,923	2	187,955
Investment and advances	—	—	1,248	—	(1,248)	—
Other current assets	—	—	4,455	71,032	—	75,487

Total current assets	416,260	191,090	349,148	1,023,090	(965,324)	1,014,264
Investments in subsidiaries and others	(1,155,366)	(732,626)	(206,881)	251,307	2,009,271	165,705
Land, buildings & equipment, net	—	—	45,111	226,967	—	272,078
Notes and accounts receivable - long-term	210,000	487,108	65,359	17,161	(772,807)	6,821
Intangible assets, net	—	—	98,308	21,230	—	119,538
Asbestos-related insurance recovery receivable	—	268,104	—	41,785	—	309,889
Other assets	—	16,781	80,016	154,832	—	251,629

TOTAL ASSETS	$(529,106)	$230,457	$431,061	$1,736,372	$271,140	$2,139,924

Liabilities & Shareholders’ (Deficit)/Equity
Accounts payable and accrued expenses	$(11,636)	$508,121	$559,048	$481,567	$(964,075)	$573,025
Estimated costs to complete long-term contracts	—	—	94,645	356,377	—	451,022
Other current liabilities	(52)	11,372	12,797	178,837	—	202,954

Total current liabilities	(11,688)	519,493	666,490	1,016,781	(964,075)	1,227,001
Long-term debt	3,070	342,542	66,234	117,730	—	529,576
Pension, postretirement and other employee benefits	—	—	206,894	66,280	—	273,174
Asbestos-related liability	—	382,610	—	41,785	—	424,395
Other long-term liabilities and minority interest	—	141,044	646,809	204,619	(786,206)	206,266

TOTAL LIABILITIES	(8,618)	1,385,689	1,586,427	1,447,195	(1,750,281)	2,660,412

Common stock and paid-in capital	883,573	242,613	242,613	301,085	(786,311)	883,573
Accumulated (deficit)/retained earnings	(1,095,108)	(1,102,810)	(1,102,944)	128,084	2,077,670	(1,095,108)
Accumulated other comprehensive loss	(295,035)	(295,035)	(295,035)	(139,992)	730,062	(295,035)
Unearned compensation	(13,918)	—	—	—	—	(13,918)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(520,488)	(1,155,232)	(1,155,366)	289,177	2,021,421	(520,488)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(529,106)	$230,457	$431,061	$1,736,372	$271,140	$2,139,924

Back to Index

14.  Consolidating Financial Information – (Continued)

       D. 2011 Senior Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004
(Restated - See Note 2)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$61,409	$230,158	$—	$291,567
Accounts and notes receivable, net	416,260	184,449	193,457	606,363	(894,033)	506,496
Contracts in process and inventories	—	—	49,618	124,456	3	174,077
Investment and advances	—	—	1,247	—	(1,247)	—
Other current assets	—	—	4,155	73,451	(448)	77,158

Total current assets	416,260	184,449	309,886	1,034,428	(895,725)	1,049,298
Investments in subsidiaries and others	(1,153,046)	(723,487)	(222,346)	245,701	2,011,502	158,324
Land, buildings & equipment, net	—	—	46,011	234,294	—	280,305
Notes and accounts receivable - long-term	210,000	487,108	94,252	16,426	(800,733)	7,053
Intangible assets, net	—	—	98,979	22,523	—	121,502
Asbestos-related insurance recovery receivable	—	290,494	—	42,400	—	332,894
Other assets	—	5,330	79,893	152,940	—	238,163

TOTAL ASSETS	$(526,786)	$243,894	$406,675	$1,748,712	$315,044	$2,187,539

Liabilities & Shareholders’ (Deficit)/Equity
Accounts payable and accrued expenses	$(4,239)	$498,673	$527,345	$475,677	$(894,028)	$603,428
Estimated costs to complete long-term contracts	—	—	97,316	361,105	—	458,421
Other current liabilities	(52)	11,372	13,932	174,768	(448)	199,572

Total current liabilities	(4,291)	510,045	638,593	1,011,550	(894,476)	1,261,421
Long-term debt	3,070	342,820	66,073	122,896	—	534,859
Pension, postretirement and other employee benefits	—	—	207,146	64,705	—	271,851
Asbestos-related liability	—	405,000	—	42,400	—	447,400
Other long-term liabilities and minority interest	—	138,954	647,909	224,910	(814,200)	197,573

TOTAL LIABILITIES	(1,221)	1,396,819	1,559,721	1,466,461	(1,708,676)	2,713,104

Common stock and paid-in capital	883,573	242,613	242,613	300,992	(786,218)	883,573
Accumulated (deficit)/retained earnings	(1,096,348)	(1,098,795)	(1,098,916)	119,400	2,078,311	(1,096,348)
Accumulated other comprehensive loss	(296,743)	(296,743)	(296,743)	(138,141)	731,627	(296,743)
Unearned compensation	(16,047)	—	—	—	—	(16,047)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(525,565)	(1,152,925)	(1,153,046)	282,251	2,023,720	(525,565)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(526,786)	$243,894	$406,675	$1,748,712	$315,044	$2,187,539

Back to Index

14.  Consolidating Financial Information – (Continued)

       D. 2011 Senior Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
Three Months Ended April 1, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$132,771	$405,223	$(14,929)	$523,065
Cost of operating revenues	—	—	(109,527)	(350,456)	14,929	(445,054)

Contract profit	—	—	23,244	54,767	—	78,011
Selling, general and administrative expenses	5,279	—	(17,340)	(43,156)	—	(55,217)
Other income	50	11,292	4,228	15,108	(18,168)	12,510
Other deductions and minority interest	—	(3,355)	(8,208)	(478)	696	(11,345)
Interest expense	(62)	(9,368)	(18,030)	(4,760)	17,472	(14,748)
Equity in net (loss)/income of subsidiaries	(4,027)	(2,584)	13,002	—	(6,391)	—

Income/(loss) before income taxes	1,240	(4,015)	(3,104)	21,481	(6,391)	9,211
Provision for income taxes	—	—	(923)	(7,048)	—	(7,971)

Net income/(loss)	1,240	(4,015)	(4,027)	14,433	(6,391)	1,240
Other comprehensive income/(loss):
Foreign currency translation adjustment	1,708	1,708	1,708	(1,852)	(1,564)	1,708

Net comprehensive income/(loss)	$2,948	$(2,307)	$(2,319)	$12,581	$(7,955)	$2,948

Back to Index

14.  Consolidating Financial Information – (Continued)

       D. 2011 Senior Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
Three Months Ended March 26, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$160,585	$529,508	$(23,734)	$666,359
Cost of operating revenues	—	—	(131,510)	(483,371)	23,734	(591,147)

Contract profit	—	—	29,075	46,137	—	75,212
Selling, general and administrative expenses	—	—	(14,827)	(42,357)	—	(57,184)
Other income	3,413	14,095	4,679	24,590	(23,128)	23,649
Other deductions and minority interest	(2)	(88)	(1,957)	(5,450)	398	(7,099)
Interest expense	(3,419)	(17,708)	(22,848)	(4,187)	22,730	(25,432)
Equity in net (loss)/income of subsidiaries	(4,290)	(586)	2,427	—	2,449	—

(Loss)/income before income taxes	(4,298)	(4,287)	(3,451)	18,733	2,449	9,146
Provision for income taxes	—	—	(839)	(12,605)	—	(13,444)

Net (loss)/income	(4,298)	(4,287)	(4,290)	6,128	2,449	(4,298)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(4,004)	(4,004)	(4,004)	1,704	6,304	(4,004)

Net comprehensive (loss)/income	$(8,302)	$(8,291)	$(8,294)	$7,832	$8,753	$(8,302)

Back to Index

14.  Consolidating Financial Information – (Continued)

       D. 2011 Senior Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended April 1, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(12)	$(3,518)	$(37,799)	$14,708	$(6,411)	$(33,032)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(457)	(2,011)	—	(2,468)
Capital expenditures	—	—	(168)	(881)	—	(1,049)
Proceeds from sale of assets	—	—	10	1,784	—	1,794
Increase in short-term investments	—	—	—	(401)	—	(401)

Net cash used in investing activities	—	—	(615)	(1,509)	—	(2,124)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(6,411)	6,411	—
Payment of deferred financing cost	—	(12,877)	—	—	—	(12,877)
Repayment of long-term debt	—	—	—	(3,987)	—	(3,987)
Other	12	16,395	12,144	(30,784)	—	(2,233)

Net cash provided by/(used in) financing activities	12	3,518	12,144	(41,182)	6,411	(19,097)

Effect of exchange rate changes on cash and cash equivalents	—	—	(218)	(3,119)	—	(3,337)

Decrease in cash and cash equivalents	—	—	(26,488)	(31,102)	—	(57,590)
Cash and cash equivalents, beginning of year	—	—	61,409	230,158	—	291,567

Cash and cash equivalents, end of period	$—	$—	$34,921	$199,056	$—	$233,977

Back to Index

14.  Consolidating Financial Information – (Continued)

       D. 2011 Senior Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 26, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(8)	$13,583	$355	$34,942	$(19,304)	$29,568

Cash Flows from Investing Activities
Change in restricted cash	—	—	(13)	(20,687)	—	(20,700)
Capital expenditures	—	—	655	(2,414)	—	(1,759)
Proceeds from sale of assets	—	—	1	126	—	127
(Increase)/decrease in investment and advances	—	—	18,727	(18,727)	—	—
Decrease in short-term investments	—	—	—	8,309	—	8,309

Net cash provided by/(used in) investing activities	—	—	19,370	(33,393)	—	(14,023)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(10,477)	(8,827)	19,304	—
Decrease in short-term debt	—	—	—	(121)	—	(121)
Repayment of long-term debt	—	(1,252)	—	(3,574)	—	(4,826)
Other	8	(12,331)	27,554	(17,894)	—	(2,663)

Net cash provided by/(used in) financing activities	8	(13,583)	17,077	(30,416)	19,304	(7,610)

Effect of exchange rate changes on cash and cash equivalents	—	—	3,054	530	—	3,584

Increase/(decrease) in cash and cash equivalents	—	—	39,856	(28,337)	—	11,519
Cash and cash equivalents, beginning of year	—	—	41,357	322,738	—	364,095

Cash and cash equivalents, end of period	$—	$—	$81,213	$294,401	$—	$375,614

Back to Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(amounts in thousands of dollars, except per share amounts)

          The following is management’s discussion and analysis of certain significant factors that have affected the financial condition and results of operations of the Company for the periods indicated below.  This management’s discussion and analysis and other sections of this quarterly report on Form 10-Q contain forward-looking statements that are based on management’s assumptions, expectations and projections about the various industries within which the Company operates.  Such forward-looking statements by their nature involve a degree of risk and uncertainty.  The Company cautions that a variety of factors could cause business conditions and results to differ materially from what is contained in forward-looking statements.  See “Safe Harbor Statement” below.

          This discussion and analysis should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Overview

          The accompanying condensed consolidated financial statements and management’s discussion and analysis herein are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company may not, however, be able to continue as a going concern (see Note 1 to the condensed consolidated financial statements and “Liquidity and Capital Resources” for additional going concern information).

          The Company operates through two reportable business segments – the Engineering & Construction (“E&C”) Group and the Global Power (“Global Power”) Group.  In addition, the Company’s corporate center, restructuring expenses and certain legacy liabilities (e.g. asbestos and corporate debt) are reported independently in the Corporate and Finance (“C&F”) Group.

     First Quarter 2005 Results

          The Company reported net income of $1,200 in the first quarter of 2005, compared to a net loss of $(4,300) in the comparable period of 2004.  The positive quarterly results were driven primarily by improved operating performance on existing contracts in the North American Power operations, continued strong operating results in the E&C Group’s operations in Continental Europe and the United Kingdom, and the elimination of operating losses in the European Power business unit.

     Challenges and Drivers for 2005

          The Company’s primary focus in 2005 is obtaining new contract awards and building its backlog.  The global markets in which the Company operates are largely dependent on overall economic growth and continue to be highly competitive.  Consolidated new orders and backlog have declined from recent years.  However, management expects capital investments in the E&C markets served by the Company, including the chemical, petrochemical, oil refining, liquefied natural gas, and upstream oil and gas industries, to be strong in 2005.  The Company continues to work on the early stages of four major chemical and petrochemical facilities in the Middle East that could result in significant follow on awards in 2005.  Management expects 2005 capital investment in the domestic U.S. power market to be focused on service-type projects with limited investment in new power generating facilities.  Client investments in solid fuel fired electric power generation in Europe are expected to increase as emission standards in Europe have been clarified in a number of countries.  The Company believes it is well positioned to address these markets through its existing network of operating companies, and expects an increase in the amount of new orders compared with the amounts recorded in 2004.  Because these markets remain highly competitive, and many of these contracts will be awarded on a competitive bid basis, the Company cannot provide assurance that these increases will be achieved.

          The Company expects to continue to execute a portion of its engineering, procurement and construction contracts on a lump-sum turnkey (“LSTK”) basis in 2005.  LSTK contracts are inherently risky because the Company agrees to the selling prices at the time it enters into the contracts.  Consequently, costs and execution

Back to Index

schedules are based on estimates, and the Company assumes substantially all of the risks associated with completing the project as well as the post-completion warranty obligations within these estimates.  The majority of the Company’s existing LSTK contracts and current sales prospects are power plants located in the domestic markets of the E&C European businesses.  In order to control the risks involved in LSTK contracts, the Company’s Project Risk Management Group (“PRMG”) reviews proposals and contracts to evaluate the levels of risk acceptable to the Company.  To date, no project has recorded losses where the PRMG reviewed and approved the proposal prior to submission to the client.  Controlling these risks remains a priority for the Company.

          Proposed asbestos trust fund legislation has been introduced in both houses of Congress in Washington D.C. and, if enacted in the form currently under discussion, would have a material adverse impact on the Company’s cash flow and results of operations.  Without this legislation, management continues to forecast that, prior to any impact from potential asbestos trust fund legislation, the Company will not be required to fund asbestos liability payments from its own working capital before 2010, although it may be required to fund a portion of such liabilities from its own cash thereafter.  This assumes that the Company will be able to successfully resolve certain outstanding insurance coverage issues.  The Company is part of a consortium of companies actively monitoring any proposed legislation.

          One of Foster Wheeler’s subsidiaries is a party to a contract to construct a spent fuel processing facility for a U.S. government agency that will require the Company to obtain third-party project financing for the full contract price of $114,000, subject to escalation and a performance bond for the full contract price if the contract is not restructured or terminated.  The Company has completed the first phase of this contract and is currently executing the second phase.  Technical specification and detailed guidance from the U.S. government agency regarding U.S. government agency-directed changes to the project scope remain outstanding.  Resolution of the outstanding issues will be required before the second phase of the contract can be completed.  The third phase would begin with the purchase of long-lead time items and is expected to last two years.  The contract requires the Company to fund the construction cost of the project during the third phase, which cost is estimated to be $114,000, subject to escalation.  The contract also requires the Company to provide a surety bond for the full amount of the cost.  Management is currently pursuing its alternatives with respect to this project and has engaged in discussions with the government agency about restructuring and termination alternatives.  If the Company cannot successfully restructure the contract, and if the Company cannot obtain third-party financing or the required surety bond, the Company’s ability to perform its obligations under the contract is unlikely.  If the company fails to perform its obligations under the contract, and as a result the government agency terminates the contract, and thereafter the government agency re-bids the contract under its exact terms and the resulting cost is greater than it would have been under the existing terms with the Company, the government agency may seek to hold the Company liable for this difference.  This could result in a claim against the Company in amounts that could have a material adverse effect on the Company’s financial condition, results of operations and cash flow.  At this stage, no claims have been raised by the government agency against the Company, and the Company does not believe a claim is probable and is unable to estimate the possible loss that could occur as a result of any claim.  Additionally, the Company believes that it has a variety of potential legal defenses should the government agency decide to pursue any such action.  See also Note 13 to the condensed consolidated financial statements for further information.

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

Back to Index

Results of Operations:

	Three Months Ended

	April 1, 2005	March 26, 2004

Operating revenues	$523,100	$666,400
Net income/(loss)	1,200	(4,300)
Diluted earnings/(loss) per common share	$0.02	$(2.09)

     Consolidated Operating Revenues:

Three Months Ended

April 1, 2005	March 26, 2004	$ Change	% Change

$523,100	$666,400	$(143,300)	(21.5)%

          The first quarter 2005 decline reflects primarily reduced revenues in the E&C Group of $63,900 and the Global Power Group of $77,100 (see Note 11 to the condensed consolidated financial statements) and reflects, in general, a reduced volume of new orders received during the last three years.  The decline in the E&C Group occurred primarily within the Continental Europe and the United Kingdom operations, while the decline in Global Power occurred in both the North American and European Power operations.

          See the individual group discussions for additional details on operating revenues.

     Consolidated Cost of Operating Revenues:

Three Months Ended

April 1, 2005	March 26, 2004	$ Change	% Change

$445,100	$591,100	$(146,000)	(24.7)%

          The first quarter 2005 decline reflects primarily lower cost of operating revenues in the E&C Group of $58,500 and the Global Power Group of $85,100 and relates primarily to a reduction in the volumes of contract activity, which resulted from reduced volumes of new orders received over the last three years.  The decline in the E&C Group occurred primarily within the Continental Europe and the United Kingdom operations, while the decline in Global Power occurred in both the North American and European Power operations.

     Consolidated Selling, General and Administrative (SG&A) Expenses:

Three Months Ended

April 1, 2005	March 26, 2004	$ Change	% Change

$55,200	$57,200	$(2,000)	(3.5)%

          The first quarter 2005 decrease primarily reflects decreased sales pursuit costs (proposal and sales expenses) of $4,100 and research overhead costs of $800, partially offset by an increase in general overhead of $2,900.  The increase in general overhead results primarily from amortization of shares issued to employees under the long-term incentive program implemented at the conclusion of the equity-for-debt exchange offer in September 2004.

Back to Index

     Consolidated Other Income:

Three Months Ended

April 1, 2005	March 26, 2004	$ Change	% Change

$12,500	$23,600	$(11,100)	(47.0)%

          Other income for the first three months of 2005 consists primarily of $2,400 of interest income, $5,000 in pretax equity earnings generated from investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, a $1,500 gain recognized in the U.K. on the sale of an investment, and $300 of investment income earned by the Company’s captive insurance company.

          Other income for the first three months of 2004 consists primarily of $2,800 of interest income, $7,600 in pretax equity earnings generated from investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, and a $10,500 gain on the sale of a minority equity interest in a special-purpose company established to develop power plant projects in Europe.

     Consolidated Other Deductions:

Three Months Ended

April 1, 2005	March 26, 2004	$ Change	% Change

$10,300	$6,100	$4,200	68.9%

          Other deductions for the first quarter of 2005 consists primarily of $3,700 of bank fees associated with the previous Senior Credit Facility, $4,300 of professional fees associated with legal disputes, $1,500 of exchange losses, $1,100 for the amortization of intangible assets and $(2,800) of income from bad debt recoveries.

          Other deductions for the first quarter of 2004 consists primarily of $9,300 of restructuring and credit agreement costs, $4,700 of exchange losses, $1,100 for the amortization of intangible assets and a net $(11,700) gain on the settlement of asbestos coverage litigation with two asbestos insurance carriers. The amortization was recorded in the Global Power Group while the other items were recorded in the C&F Group.

     Consolidated Interest Expense:

Three Months Ended

April 1, 2005	March 26, 2004	$ Change	% Change

$14,700	$25,400	$(10,700)	(42.1)%

          Interest expense for the first three months of 2005 reflects primarily a decrease of $6,300 in interest expense and $4,000 in bank fees and issuance costs as a result of the equity-for-debt exchange consummated at the end of the third quarter of 2004.

     Consolidated Minority Interest:

Three Months Ended

April 1, 2005	March 26, 2004	$ Change	% Change

$1,000	$1,000	$—	0.0%

          Minority interest reflects third-party ownership interests in Global Power’s Martinez, California gas-fired cogeneration facility, and manufacturing facilities in Poland and the People’s Republic of China.

Back to Index

     Consolidated Tax Provision:

Three Months Ended

April 1, 2005	March 26, 2004	$ Change	% Change

$8,000	$13,400	$(5,400)	(40.3)%

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

     Consolidated EBITDA:

Three Months Ended

April 1, 2005	March 26, 2004	$ Change	% Change

$31,200	$42,600	$(11,400)	(26.8)%

          The decrease in first quarter 2005 EBITDA results primarily from a net $11,700 gain on the settlement of asbestos litigation and a $10,500 gain on the sale of minority equity interest of a special-purpose company recorded in the first quarter of 2004, which were not repeated in 2005, partially offset by the improved operating results of the Global Power Group in the first three months of 2005.

          EBITDA is a supplemental, non-generally accepted accounting principle (“GAAP”) financial measure.  EBITDA is defined as earnings/(loss) before taxes (and before goodwill charges), interest expense, depreciation and amortization.  The Company has presented EBITDA because it believes it is an important supplemental measure of operating performance.  EBITDA, was also used as a measure, after adjustment for unusual and infrequent items specifically excluded in the terms of the previous Senior Credit Facility, and is used for certain covenants under the new Senior Credit Agreement.  The Company believes that the line item on its condensed consolidated statement of operations and comprehensive income/(loss) entitled “net income/(loss)” is the most directly comparable GAAP measure to EBITDA.  Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income/(loss) as an indicator of operating performance.  EBITDA, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies.  In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of the Company’s ability to fund its cash needs.  As EBITDA excludes certain financial information compared with net income/(loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded.  The Company’s non-GAAP performance measure, EBITDA, has certain material limitations as follows:

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

Back to Index

          A reconciliation of EBITDA, a non-GAAP financial measure, to net income/(loss), a GAAP measure, is shown below.

	Total	Engineering and Construction	Global Power Group	Corporate and Financial Services

For the three months ended April 1, 2005
EBITDA	$31,200	$26,300	$29,700	$(24,800)

Less: Interest expense	(14,800)
Less: Depreciation and amortization	(7,200)

Income before income taxes	9,200
Provision for income taxes	(8,000)

Net income	$1,200

For the three months ended March 26, 2004
EBITDA	42,600	$35,100	$20,400	$(12,900)

Less: Interest expense	(25,400)
Less: Depreciation and amortization	(8,100)

Income before income taxes	9,100
Provision for income taxes	(13,400)

Net loss	$(4,300)

          Additional segment information is detailed in Note 11 to the condensed consolidated financial statements.

     Reportable Segments

          Management uses several financial metrics to measure the performance of the Company’s business segments.  EBITDA, as discussed and defined above, is the primary earnings measure used by the Company’s chief decision makers.

     Engineering and Construction Group

	Three Months Ended

	April 1, 2005	March 26, 2004	$ Change	% Change

Operating revenue	$330,600	$394,500	$(63,900)	(16.2)%

EBITDA	$26,300	$35,100	$(8,800)	(25.1)%

          Results

          The decline in first quarter 2005 operating revenues reflects $99,700 in reimbursable and flow-through costs associated with projects in the United Kingdom, Continental Europe and Asia-Pacific in 2004 that were not repeated in 2005.  Reimbursable and flow-through costs result in no profit or loss for the Company.

          The decrease in EBITDA for the first three months of 2005 results primarily from a $10,500 gain on the sale of minority equity interest of a special-purpose company recorded in the first quarter of 2004, which was not repeated in 2005.

Back to Index

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

          The overall result of all the market factors described above is that the market for engineering and construction companies looks positive for 2005.

Global Power Group

	Three Months Ended

	April 1, 2005	March 26, 2004	$ Change	% Change

Operating revenue	$195,100	$272,200	$(77,100)	(28.3)%

EBITDA	$29,700	$20,400	$9,300	45.6%

          Results

          The decrease in operating revenues in the first three months of 2005 primarily reflects the Company’s North American and European units’ execution and completion of several major projects that were not replaced during 2005.

          The improvement in EBITDA for the first three months of 2005 was driven by improved operating performance on existing contracts in the North American Power operations and the elimination of operating losses in the European Power business unit.

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

Back to Index

          In the United States, Germany, Japan and Australia, management believes moderate to strong economic growth, natural gas supply concerns, high historic coal dependency and tightening environmental regulations will translate into increased demand for new clean coal boilers for the utility power sector.  High growth developing countries, such as China, India, South Korea, Taiwan and Indonesia, with high coal dependencies, low coal qualities and increasing awareness of environmental concerns, are expected to drive demand for CFB boilers in the region.  The Company expects China to lead the demand for new coal power at between 15 to 20 gigawatts of electricity (“GWe”) per year.  In countries such as Poland, Czech Republic and Russia, the Company expects the combination of low to moderate economic growth, high coal dependency, and antiquated boiler fleets, to drive demand for CFB boiler repowerings due to the region’s low coal quality and increasing environmental awareness.

          In the industrial sector, the Company expects manufacturers and producers to seek alternative lower cost methods of meeting their power needs in regions where rising gas prices are forecast (e.g., United States and Western Europe). The Company believes CFB technology is well positioned to offer substantial value to this market due to its ability to convert a wide array of opportunity industrial fuels to power or steam.  It is expected that this will translate into an additional two to four GWe per year of CFB demand for the United States and Western Europe.  The Company believes China also represents a significant industrial market centered mainly on their growing petrochemical industry which could have a demand exceeding five GWe per year.  Finally, environmental policies across all world regions leads the Company to expect continued growth for biomass energy, which is another growing market best served by the Company’s CFB technology.

          The Company believes the major markets for the boiler service business are in countries with the largest installed boiler fleets experiencing economic growth and the need to upgrade the units to today’s environmental and reliability standards.  These markets include the United States, China, Germany, Japan, Australia and Poland.

          Management estimates the United States boiler service market to be at $2,000,000-$2,500,000 per year for boiler maintenance and construction activities which could grow to over $8,000,000 per year when anticipated environmental upgrades occur driven by pending regulation.  The service business is largely allocated among the original equipment manufacturers and in the future will be largely driven by being able to utilize cost efficient manufacturing and engineering networks.

Liquidity and Capital Resources

          First Quarter 2005 Activities

          In March 2005, the Company replaced its previous Senior Credit Facility with a new 5-year $250,000 Senior Credit Agreement.  The new Senior Credit Agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus 5%.  Standby letters of credit issued under the new Senior Credit Agreement will carry a fixed price throughout the life of the facility.  The Senior Credit Agreement is collateralized by the assets and/or the stock of certain of the Company’s domestic subsidiaries and certain of its foreign subsidiaries.  The Company paid approximately $12,900 in fees and expenses in conjunction with the execution of the Senior Credit Agreement.   Such fees, paid predominately in the first quarter of 2005, have been deferred and will be amortized to expense over the life of the agreement.

          As of April 1, 2005, the Company had cash and cash equivalents on hand, short-term investments, and restricted cash totaling $333,200 compared to $390,200 as of December 31, 2004.  Of the $333,200 total at April 1, 2005, approximately $289,300 was held by foreign subsidiaries. See Note 2 to the condensed consolidated financial statements for additional details on cash and restricted cash balances.

          The Company used cash from operations of $33,000 during the first three months of 2005, compared to $29,600 of cash generated from operations during the comparable period of 2004.  The Company used cash from operations during the first quarter of 2005 to reimburse a bank approximately $23,300 that the bank had funded to one of the Company’s European clients upon the expiration of a project-specific performance bond facility provided to the client.  The cash generated from operations in the first quarter of 2004 was driven by the exceptional performance of a domestic project for the U.S. Department of Energy (“DOE”).  The DOE project generated $32,400 of net cash flow for the Company in the first three months of 2004 that did not repeat in the first quarter of 2005.

Back to Index

          Capital expenditures in first quarter of 2005 were $1,000, as compared to $1,800 for the comparable period of 2004. The investments were primarily related to information technology equipment and office equipment.

          2005 Outlook

          Management closely monitors liquidity and updates its U.S. liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, working capital needs, unused credit line availability and claims recoveries, if any.  The Company’s liquidity forecasts continue to indicate that sufficient liquidity will be available to fund the Company’s working capital needs throughout 2005.

          The Company’s working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of the Company’s contracts.  Working capital in the E&C Group tends to rise as workload increases while working capital tends to decrease in Global Power when the workload increases.

          It is customary in the industries in which the Company operates to provide letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. The Company and its subsidiaries traditionally obtained letters of credit or bank guarantees from its banks, or performance bonds from a surety on an unsecured basis. Due to the Company’s financial condition and current credit ratings, as well as changes in the bank and surety markets, the Company and its subsidiaries are now required in certain circumstances to provide security to banks and the surety to obtain new letters of credit, bank guarantees and performance bonds.  Certain of the Company’s European subsidiaries are required to cash collateralize their bonding requirements.  (Refer to Note 2 to the condensed consolidated financial statements.)  Several European Power project bonds totaling approximately $48,100 are guaranteed by Foster Wheeler Ltd. If the Company is unable to provide sufficient collateral to secure the letters of credit, bank guarantees and performance bonds, its ability to enter into new contracts could be materially limited. Providing collateral increases working capital needs and limits the ability to repatriate funds from operating subsidiaries.

          The Company’s domestic operating entities are cash flow positive.  However they do not generate sufficient cash flow to cover the costs related to the Company’s indebtedness, obligations to fund U.S. pension plans and corporate overhead expenses.  Consequently, the Company requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs and to service its debt.  The Company’s 2005 forecast assumes total cash repatriation from its non-U.S. subsidiaries of approximately $87,000 from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends.  The Company repatriated approximately $26,400 and $13,300 from its non-U.S. subsidiaries in the first three months of 2005 and 2004, respectively.

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

          Throughout 2003 and 2004, the Company’s subsidiaries entered into several settlement and release agreements that resolved coverage litigation between them and certain asbestos insurance companies.  The majority of the proceeds from these settlements has been or will be deposited in trusts for use by the subsidiaries for future asbestos defense and indemnity costs.  The Company projects that it will not be required to fund any asbestos liabilities from its cash flow before 2010, although it may be required to fund a portion of such liabilities from its own cash thereafter.  In addition, the Company continues to evaluate whether the decision of a New York trial court to apply New York, rather than New Jersey, law in insurance coverage litigation brought against it will have any additional impact on the calculation of its insurance asset, its cash flow requirements, or both.  This forecast assumes that the Company will be able to successfully resolve certain outstanding insurance coverage issues.  This forecast also assumes that the proposed asbestos trust fund legislation as currently being discussed in Washington D.C. will not become law.  This proposed legislation, should it become law in its present form, would have a material adverse impact on the Company’s domestic liquidity and results of operations.

Back to Index

          One of Foster Wheeler’s subsidiaries is a party to a contract to construct a spent fuel processing facility for a U.S. government agency that will require the Company to obtain third-party project financing for the full contract price of $114,000, subject to escalation and a performance bond for the full contract price if the contract is not restructured or terminated.  The Company has completed the first phase of this contract and is currently executing the second phase.  Technical specification and detailed guidance from the U.S. government agency regarding U.S. government agency-directed changes to the project scope remain outstanding.  Resolution of the outstanding issues will be required before the second phase of the contract can be completed.  The third phase would begin with the purchase of long-lead time items and is expected to last two years.  The contract requires the Company to fund the construction cost of the project during the third phase, which cost is estimated to be $114,000, subject to escalation.  The contract also requires the Company to provide a surety bond for the full amount of the cost.  Management is currently pursuing its alternatives with respect to this project and has engaged in discussions with the government agency about restructuring and termination alternatives.  If the Company cannot successfully restructure the contract, and if the Company cannot obtain third-party financing or the required surety bond, the Company’s ability to perform its obligations under the contract is unlikely.  If the company fails to perform its obligations under the contract, and as a result the government agency terminates the contract, and thereafter the government agency re-bids the contract under its exact terms and the resulting cost is greater than it would have been under the existing terms with the Company, the government agency may seek to hold the Company liable for this difference.  This could result in a claim against the Company in amounts that could have a material adverse effect on the Company’s financial condition, results of operations and cash flow.  At this stage, no claims have been raised by the government agency against the Company, and the Company does not believe a claim is probable and is unable to estimate the possible loss that could occur as a result of any claim.  Additionally, the Company believes that it has a variety of potential legal defenses should the government agency decide to pursue any such action.  See also Note 13 to the condensed consolidated financial statements for further information.

          The Company maintains several defined benefit pension plans in its North American, United Kingdom, South African and Canadian operations. Funding requirements for these plans are dependent, in part, on the performance of global equity markets and the discount rates used to calculate the present value of the liability. The poor performance of the global equity markets during recent years and low interest rates significantly increased the funding requirements for these plans.  The non-U.S. plans are funded from the local operating cash flows while funding for the U.S. plans is included within the U.S. working capital requirements.  The U.S. pension plans are frozen and the United Kingdom’s plan is now closed to new entrants.  The South African and Canadian plans are immaterial in size.  The funding requirement for the U.S. plans will approximate $26,700 in 2005 and is projected to decline to zero by 2010.  Funding requirements for the foreign plans will approximate $30,400 in 2005 and will be required beyond 2009.

          In September 2004, the Company consummated an equity-for-debt exchange in which it issued common shares, preferred shares, warrants to purchase common shares, and new senior notes due 2011 in exchange for certain of its outstanding debt and trust securities.  The exchange offer reduced the Company’s existing debt (excluding a reduction in deferred accrued interest of $31,100) by $437,000, improved the Company’s shareholders’ deficit by $448,100, and is expected to reduce annual interest expense by approximately $28,000.  After completing the exchange, the Company had outstanding debt obligations of $565,200 as of April 1, 2005.  The Company’s annual cash interest expense after reflecting the exchange offer approximates $49,300.  (Refer to Notes 4 and 5 to the condensed consolidated financial statements for further details of the exchange and information regarding the Company’s indebtedness.)

          Under the terms of the Company’s debt and its trust securities, the Company has the ability to redeem or otherwise repurchase certain of its securities.  The Company periodically evaluates whether to repurchase some or all of the outstanding debt and trust securities.  Therefore, the Company may from time-to-time redeem or otherwise repurchase its outstanding debt and trust securities.

          The new Senior Credit Agreement and a sale/leaseback arrangement for a corporate office building have quarterly financial covenant compliance requirements.  Management’s forecast indicates that the Company will be in compliance with the financial covenants throughout 2005.  The forecast assumes a significant level of new contracts and improved performance on existing contracts.  However, there can be no assurance that the Company will comply with the covenants.  If the Company violates a covenant under the Senior Credit Agreement or the sale/leaseback arrangement, repayment of amounts outstanding under such agreements could be accelerated and the

Back to Index

following borrowings outstanding could also be accelerated: the 2011 Senior Notes, the 2005 Senior Notes, the Convertible Subordinated Notes, the Trust Preferred Securities, the Subordinated Robbins Facility Exit Funding Obligations, and certain of the special-purpose project debt facilities.  The total amount of Foster Wheeler Ltd. debt that could be accelerated is $460,200 as of April 1, 2005.  The Company would not be able to repay amounts borrowed if the payment dates were accelerated.

          Lenders under the new Senior Credit Agreement have a security interest in the stock, debt and assets of certain of Foster Wheeler Ltd.’s subsidiaries.  The new Senior Credit Agreement requires the Company to maintain certain ratios, including a leverage ratio, a fixed charge coverage ratio and a minimum liquidity level.  Compliance with the first two covenants is measured quarterly.  The leverage ratio compares total indebtedness, as defined in the new Senior Credit Agreement, to EBITDA, as defined.  The leverage ratio must be less than the levels specified in the new Senior Credit Agreement.  The fixed charge coverage ratio compares EBITDA to total fixed charges, as defined and must be greater than the levels specified in the new Senior Credit Agreement. The Company must be in compliance with the minimum liquidity level covenant at any time.  The Senior Credit Agreement also requires the Company to prepay the facility in certain circumstances from proceeds of assets sales and the issuance of debt.

          Holders of the Company’s 2011 Senior Notes have a security interest in the stock, debt and assets of certain of Foster Wheeler Ltd.’s subsidiaries.  The 2011 Senior Notes contain incurrence covenants that limit the Company’s ability to undertake certain actions including incurring debt, making certain payments and investments, granting liens, selling assets and entering into specific intercompany transactions, among others.  Management monitors these covenants to ensure the Company remains in compliance with the indenture.

          Since January 15, 2002, the Company has exercised its right to defer payments on the Trust Preferred Securities.  The aggregate liquidation amount of the Trust Preferred Securities at April 1, 2005 was $71,200 after completing the equity-for-debt exchange.  The previous Senior Credit Facility required the Company to defer the payment of the dividends on the Trust Preferred Securities; while the new Senior Credit Agreement requires the approval of the lenders to make payments on the Trust Preferred Securities to the extent such payments are not contractually required by the underlying Trust Preferred Securities agreements.  Accordingly, no dividends were paid during the first three months of 2005 or during fiscal year 2004.  As of April 1, 2005, the amount of dividends deferred plus accrued interest approximates $25,500.  The Company intends to continue to defer payment of the dividends on the Trust Preferred Securities until January 15, 2007 - the full term allowed by the underlying agreement.  Once the deferred dividend obligation has been satisfied, the Company has the right to defer subsequent dividend payments for an additional 20 consecutive quarters.

          The Board of Directors of the Company discontinued the payment of common stock dividends in July 2001.  The Company was prohibited from paying dividends under its prior Senior Credit Facility and is prohibited under its new Senior Credit Agreement.  Therefore, the Company paid no dividends during the first three months of 2005 and 2004.  The Company does not expect to pay dividends on the common shares for the foreseeable future.

Backlog and New Orders Booked

          The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which management has determined are legally binding and are likely to be performed. Although backlog represents only business that is considered firm, cancellations or scope adjustments may occur. The elapsed time from the award of a contract to completion of performance may be up to four years. The dollar amount of backlog is not necessarily indicative of the future earnings of the Company related to the performance of such work due to factors outside the Company’s control, such as changes in project schedules or project cancellations. The Company cannot predict with certainty the portion of backlog to be performed in a given year. Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sale of subsidiaries, if any.

Back to Index

	Consolidated Data

	For the Three Months Ended

	April 1, 2005	March 26, 2004

Backlog (future revenues)	$1,914,500	$2,138,200
New orders	$460,000	$629,900
E&C man-hours in quarter-end backlog (in thousands)	5,337	4,116
Foster Wheeler scope in quarter-end backlog (1)	$1,384,100	$1,042,200

(1) Excludes own and operate projects.

          The decline in consolidated backlog as of April 1, 2005, as compared to March 26, 2004, is attributable to reductions in the Global Power Group business.  The decline in the Global Power Group backlog is due primarily to lower bookings in the European operations and, to a lesser extent, the North American operations.  The reduced bookings result from uncertainty that existed regarding European emission standards and the ratification of the Kyoto agreement, the continued weakness in the domestic U.S. power market, and the remaining concern by some customers about the financial viability of the Company despite the completion of the equity-for debt exchange in September 2004.

          Consolidated new orders in the first quarter of 2005 decreased 27%, compared to the same quarter of 2004.  The decrease is due primarily to a 31% reduction in new orders for the E&C Group, offset partially by a 17% increase in new orders for the Global Power Group.

          The increase in E&C man-hours in backlog is due primarily to the award of a large engineering and planning contract to the U.K. operation by Goro Nickel SA in December 2004 as part of the Phase 2 review of the Goro Nickel Project in New Caledonia.

          Backlog measured in Foster Wheeler scope reflects the dollar value of backlog excluding third-party costs incurred by Foster Wheeler on a reimbursable basis as agent or principal (i.e., flow-through costs).  Foster Wheeler scope measures the component of backlog with mark-up and corresponds to Foster Wheeler services plus fees for reimbursable contracts, and total selling price for lump-sum contracts.  Consolidated Foster Wheeler scope as of April 1, 2005 increased $341,900, or 33%, as compared to March 26, 2004.  The increase was attributable to the E&C operations in Continental Europe and the U.K., which offset declines in Global Power’s European and North American operations.

          Backlog, measured in terms of future revenues, broken down by contract type is as follows:

	Consolidated Data

	For the Three Months Ended

	April 1, 2005	March 26, 2004

Backlog by type of contract:
Lump-sum turnkey	$446,000	$308,100
	23%	14%
Other fixed-price	$715,700	$801,100
	37%	37%
Reimbursable	$850,100	$1,204,200
	44%	56%
Eliminations	$(97,300)	$(175,200)
	-4%	-7%
Total	$1,914,500	$2,138,200
	100%	100%

Back to Index

          The increase in lump-sum turnkey backlog as of April 1, 2005 compared to March 26, 2004 is due primarily to the addition of several projects in the E&C Group’s European operations including an award to the U.K. operations in March 2005 by SembCorp Utilities UK Limited for a new stand-alone biomass-fueled power station at SembCorp’s Wilton International site on Teesside, northeast England. The majority of the lump-sum turnkey contracts in backlog are power projects located in the domestic markets of the E&C Group’s European operations. As previously announced, the Global Power operating unit will no longer undertake future engineering, procurement and construction of a full power plant on a lump-sum turnkey basis without partnering with one of the E&C business units or a third-party.

          The preponderance of the Company’s workload relates to projects located outside of North America. Backlog and new orders by location, expressed as future revenues, are as follows:

	Consolidated Data

	For the Three Months Ended

	April 1, 2005	March 26, 2004

Backlog by project location:
North America	$345,500	$515,400
	18%	24%
South America	$36,400	$19,100
	2%	1%
Europe	$774,700	$944,500
	40%	44%
Asia	$338,000	$353,500
	18%	17%
Middle East	$269,300	$124,100
	14%	6%
Other	$150,600	$181,600
	8%	8%
Total	$1,914,500	$2,138,200
	100%	100%

	Consolidated Data

	For the Three Months Ended

	April 1, 2005	March 26, 2004

New orders by project location:
North America	$89,300	$146,600
	19%	23%
South America	$12,200	$22,300
	3%	4%
Europe	$223,600	$336,100
	49%	53%
Asia	$33,400	$85,600
	7%	14%
Middle East	$89,600	$31,300
	19%	5%
Other	$11,900	$8,000
	3%	1%
Total	$460,000	$629,900
	100%	100%

Back to Index

          The increase in workload outside of North America reflects the strength of the international E&C markets and the E&C Group’s operations in Europe, the Middle East, and Asia.  The decline in backlog and new orders in the North American Power operations reflects the oversupply of electric power capacity in the United States.

          Additional segment information is included in the group discussions below and in Note 11 to the condensed consolidated financial statements.

Engineering and Construction Group (E&C)

	E&C Group

	For the Three Months Ended

	April 1, 2005	March 26, 2004

Backlog (future revenues)	$1,345,500	$1,324,100
New orders	$324,500	$473,200
E&C Man-hours in quarter-end backlog (in thousands)	5,337	4,116
Foster Wheeler scope in quarter-end backlog	$878,800	$330,200

          E&C backlog as of April 1, 2005 increased $21,400, or 2%, compared to March 26, 2004, due primarily to increased new orders in the European and Asia-Pacific operations throughout the last three quarters of 2004.

          E&C new orders in the first three months of 2005 decreased $148,700, or 31%, compared to the same period of the prior year due primarily to several awards in the U.K. and European operations being delayed further into 2005.

          E&C man-hours in backlog at the end of the first quarter of 2005 increased 1,221, or 30%, compared to the end of the first quarter of 2004 due primarily to the awarding of a number of projects including an engineering, procurement and construction contract for two power station expansion projects and a new desulphurization unit to the European operations in June 2004 by ERG Raffimerie Metiterranee, Italy; a program management services contract for the expansion of an existing petrochemical complex to the U.K. operations in September 2004 by Eastern Petrochemical Company, Saudi Arabia; and a large engineering and planning contract to the U.K. operations in December 2004 by Goro Nickel SA as part of the Phase 2 review of the Goro Nickel Project in New Caledonia.

          E&C Foster Wheeler scope in backlog as of April 1, 2005 increased $548,600, or 166%, compared to March 26, 2004, due primarily to the aforementioned projects.

          Backlog by contract type is listed below:

	E&C Group

	For the Three Months Ended

	April 1, 2005	March 26, 2004

Backlog by type of contract:
Lump-sum turnkey	$409,600	$137,200
	30%	10%
Other fixed-price	$163,300	$335,600
	12%	25%
Reimbursable	$789,500	$996,200
	59%	75%
Eliminations	$(16,900)	$(144,900)
	-1%	-10%
Total	$1,345,500	$1,324,100
	100%	100%

Back to Index

          The increase in lump-sum turnkey backlog as of April 1, 2005 compared to March 26, 2004 is due primarily to the addition of several projects in the E&C Group’s European operations including an award to the U.K. operations in March 2005 by SembCorp Utilities UK Limited for a new stand-alone biomass-fueled power station at SembCorp’s Wilton International site on Teesside, northeast England.

	E&C Group

	For the Three Months Ended

	April 1, 2005	March 26, 2004

Backlog by project location:
North America	$78,100	$154,700
	6%	12%
South America	$24,300	$13,800
	2%	1%
Europe	$630,400	$671,400
	47%	51%
Asia	$191,200	$210,700
	14%	16%
Middle East	$268,700	$91,900
	20%	7%
Other	$152,800	$181,600
	11%	13%
Total	$1,345,500	$1,324,100
	100%	100%

	E&C Group

	For the Three Months Ended

	April 1, 2005	March 26, 2004

New orders by project location:
North America	$12,700	$58,300
	4%	12%
South America	$7,800	$19,900
	2%	4%
Europe	$166,900	$295,900
	52%	63%
Asia	$28,700	$60,600
	9%	13%
Middle East	$95,400	$30,500
	29%	6%
Other	$13,000	$8,000
	4%	2%
Total	$324,500	$473,200
	100%	100%

          The increase in the percentage of backlog and new orders outside North America reflect a reduced level of bookings in North America. The international oil and chemical markets are much stronger than in recent years and have provided increased bookings for the international operations. The Company has been successful in securing projects in the growth areas of Asia-Pacific and the Middle East such as a contract awarded to the Company by Goro Nickel SA to provide services related to the engineering, procurement and construction management of a nickel-cobalt project.  In addition, the Company’s market share of the domestic refinery market has declined over the past three years due to a decline in refinery opportunities.

Back to Index

Global Power Group

	Global Power Group

	For the Three Months Ended

	April 1, 2005	March 26, 2004

Backlog (future revenues)	$617,200	$817,500
New orders	$183,000	$156,700
Foster Wheeler scope in quarter-end backlog	$505,300	$712,000

          Global Power Group’s backlog as of April 1, 2005 decreased $200,300, or 25%, compared to March 26, 2004, due to a reduced level of new orders over the balance of 2004, and the delay of the full release of a major contract to the Finnish operation because of client financing issues until 2006.

          The increase in new orders in the first three months of 2005 of $26,300, or 17%, is due primarily to maintenance and services contracts in the Finnish operations.

          Foster Wheeler scope declined $206,700, or 29%, as compared to March 26, 2004.  This is in line with the 25% decrease in backlog.

          While backlog and Foster Wheeler scope declined as of April 1, 2005 when compared to March 26, 2004, the Finnish operations maintained its market presence by winning a number of maintenance and services contracts and by providing its proven bubbling fluidized-bed biomass combustion technology for a design, engineering and construction project awarded to the Company’s E&C U.K. operations in March 2005 by SembCorp Utilities UK Limited.

          Backlog by contract type are listed below:

	Global Power Group

	For the Three Months Ended

	April 1, 2005	March 26, 2004

Backlog by type of contract:
Lump-sum turnkey	$36,400	$170,800
	6%	21%
Other fixed-price	$552,500	$465,500
	89%	57%
Reimbursable	$60,500	$208,000
	10%	25%
Eliminations	$(32,200)	$(26,800)
	-5%	-3%
Total	$617,200	$817,500
	100%	100%

          Approximately 6% of the April 1, 2005 Global Power backlog is lump-sum turnkey contracts.  The decline in lump-sum turnkey projects is due to the completion of multiple similar contracts by the Finnish operations in 2004 that were not replaced in 2005 and the continued overall weakness in the worldwide power sector.  The lump-sum turnkey backlog at April 1, 2005 relates to a number of European Power projects that are being supported by the Company’s E&C Group.  Fixed-price backlog as of April 1, 2005 increased due primarily to increased maintenance and services projects, while backlog for reimbursable contracts decreased due primarily to the continued overall weakness in the worldwide power sector and the resulting decline in new orders.

Back to Index

	Global Power Group

	For the Three Months Ended

	April 1, 2005	March 26, 2004

Backlog by project location:
North America	$276,300	$361,900
	45%	44%
South America	$13,000	$5,400
	2%	1%
Europe	$163,700	$274,300
	27%	34%
Asia	$155,300	$143,300
	25%	17%
Middle East	$7,300	$32,400
	1%	4%
Other	$1,600	$200
	0%	0%
Total	$617,200	$817,500
	100%	100%

	Global Power Group

	For the Three Months Ended

	April 1, 2005	March 26, 2004

New orders by project location:
North America	$85,100	$88,400
	47%	56%
South America	$5,600	$2,300
	3%	1%
Europe	$80,300	$40,100
	44%	26%
Asia	$8,200	$24,900
	4%	16%
Middle East	$3,600	$700
	2%	1%
Other	$200	$300
	0%	0%
Total	$183,000	$156,700
	100%	100%

          Approximately 55% of backlog as of April 1, 2005 and 53% of new orders for the first quarter of 2005 were for projects located outside North America.

          Results for both the North American and European power markets continue to suffer from relatively slow economic growth, over capacity, and the financial difficulties of independent power producers.  In 2005, maintenance and services contracts continue to be the growth opportunities in the North American power market.  Supply opportunities for new equipment associated with solid fuel boiler contracts are expected to be limited in the short term except for growth opportunities in circulating fluidized-bed boilers that are expected to continue in certain European and Asian markets.  Selected opportunities in environmental retrofits are expected to continue.

Inflation

          The effect of inflation on the Company’s revenues and earnings is minimal. Although a majority of the Company’s revenues are realized under long-term contracts, the selling prices of such contracts, established for

Back to Index

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

          The percentage-of-completion method requires that adjustments or revaluations to estimated project revenues and costs, including estimated claim recoveries, be recognized on a cumulative basis, as changes to the estimates are identified. Revisions to project estimates are made as additional information becomes known, including information that becomes available subsequent to the date of the financial statements up through the date such financial statements are filed with the Securities and Exchange Commission.  If the FEC to complete long-term contracts indicates a loss, provision is made immediately for the total loss anticipated. Profits are accrued throughout the life of the project based on the percentage complete. The project life cycle, including the warranty commitments, can be up to six years in duration.

          The project actual results can be significantly different from the estimated results. When adjustments are identified near or at the end of a project, the full impact of the change in estimate would be recognized as a change in the margin on the contract in that period. This can result in a material impact on the Company’s results for a single reporting period.  In accordance with the accounting and disclosure recommendations of American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Accounting Principles Board Opinion No. 20, “Accounting Changes,” the Company reviews its contracts monthly.  As a result of this process in the first three months of 2005, 24 individual projects had final estimated profit revisions, both positive and negative, exceeding $500. These revisions resulted from events such as earning project incentive bonuses or the incurrence or forecast incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs.  The net aggregate dollar value of the accrued contract profit resulting from these estimate changes during the first three months of 2005 and 2004 amounted to approximately $23,600 and $11,400, respectively.

Back to Index

Asbestos

          Some of the Company’s U.S. and U.K. subsidiaries are codefendants in numerous asbestos-related lawsuits and administrative claims pending in the United States and the United Kingdom.  The calculation of asbestos-related assets and liabilities involves the use of estimates as discussed below.

          United States

          As of April 1, 2005, the Company has recorded total liabilities of $457,600 comprised of an estimated liability relating to open (outstanding) claims of $234,600 and an estimated liability relating to future unasserted claims of $223,000.  Of the total, $75,000 is recorded in accrued expenses and $382,600 is recorded in asbestos-related liability on the condensed consolidated balance sheet.  These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type (i.e., mesothelioma vs. non-mesothelioma); and the breakdown of known and future claims into disease type (i.e., mesothelioma vs. non-mesothelioma).  Claims that have not been settled and are six or more years old are considered abandoned and are no longer valued in the estimated liability.  There were approximately 9,100 such cases that are not valued within the estimated liability.  The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses.  Total estimated defense costs and indemnity payments are estimated to be incurred through the year 2019, during which period new claims are expected to decline from year to year. Recently received claims also suggest that the percentage of claims to be closed without payment of indemnity costs should increase as claims are resolved during the next few years. The Company believes that it is likely that there will be new claims filed after 2019, but in light of uncertainties inherent in long-term forecasts, the Company does not believe that it can reasonably estimate defense and/or indemnity costs, which might be incurred after 2019.  Historically, defense costs have represented approximately 21% of total defense and indemnity costs.  Through April 1, 2005, total indemnity costs paid, prior to insurance recoveries, were approximately $461,700 and total defense costs paid were approximately $124,400.

          As of April 1, 2005, the Company has recorded assets of $363,100 relating to actual and probable insurance recoveries, of which $95,000 is recorded in accounts and notes receivables, and $268,100 is recorded as asbestos-related insurance recovery receivable on the condensed consolidated balance sheet.  The asset includes an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending legal proceedings with certain insurers, as well as recoveries under settlements with other insurers.

          As of April 1, 2005, $165,200 was contested by the subsidiaries’ insurers in ongoing litigation.  The litigation relates to the proper allocation of the coverage liability among the subsidiaries’ various insurers and the subsidiaries as self-insurers.  The Company believes that any amounts that its subsidiaries might be allocated as self-insurer would be immaterial.

          The number and type of claims received and the average cost to settle claims can vary from quarter to quarter and sometimes by substantial amounts.  In the first quarter of 2005, the number of claims received (including the number of mesothelioma claims) and the average cost to settle claims exceeded the Company’s forecast prepared at year-end 2004 to estimate the asbestos liability.  Management routinely monitors the Company’s asbestos activity and does not believe that one quarter of data is sufficient evidence to necessitate a change in the underlying assumptions used to estimate the asbestos liability.  Actual experience will be compared to projected results and if, in management’s judgment, changes to the underlying estimates are warranted, the asbestos liability will be modified.

          Management of the Company has considered the asbestos litigation and the financial viability and legal obligations of its subsidiaries’ insurance carriers and believes that except for those insurers which have become or may become insolvent for which a reserve has been provided, the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation.  The average cost per closed claims since 1993 is $2.1.

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

Back to Index

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

          United Kingdom

          As of April 1, 2005, the Company recorded the estimated U.S. dollar equivalent for the total U.K. asbestos liabilities of $43,600.  Of the total, $1,800 is recorded in accrued expenses and $41,800 is recorded in asbestos-related liability on the condensed consolidated balance sheet.  The estimated U.S. dollar equivalent liability for open (outstanding) U.K. asbestos claims is $5,600 and the estimated liability for future unasserted U.K. asbestos claims is $38,000.  An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $1,800 is recorded in accounts and notes receivables, and $41,800 is recorded as asbestos-related insurance recovery receivable on the condensed consolidated balance sheet.

Pension

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

Back to Index

realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Code of Ethics

          The Company has adopted a Code of Business Conduct and Ethics, which applies to all of its directors, officers and employees including the Chief Executive Officer, Chief Financial Officer and other senior finance organization employees.  The Code of Business Conduct and Ethics is publicly available on the Company’s website at www.fwc.com/corpgov.  Any waiver of this Code of Business Conduct and Ethics for executive officers or directors may be made only by the Board of Directors or a committee of the Board of Directors and will be promptly disclosed to the shareholders.  If the Company makes any substantive amendments to this Code of Business Conduct and Ethics or grants any waiver, including an implicit waiver, from a provision of the Code to the Chief Executive Officer, Chief Financial Officer, Controller or any person performing similar functions, the Company will disclose the nature of such amendment or waiver on the website, in a report on Form 8-K, as required by law and the rules of any exchange on which the Company’s securities are publicly traded.

          A copy of the Code of Business Conduct and Ethics can be obtained upon request, without charge, by writing to the Office of the Secretary, Foster Wheeler Ltd., Perryville Corporate Park, Clinton, New Jersey 08809-4000.

Accounting Developments

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.”  SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the condensed consolidated statement of operations and comprehensive income/(loss) based on their fair values.  Prior to SFAS No. 123R, the Company adopted the disclosure-only provisions of SFAS No. 123 and therefore only certain pro forma disclosures of the fair value of share-based payments were required in the notes to the condensed consolidated financial statements.  SFAS No. 123R provides for the adoption of the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, share-based employee compensation cost would be recognized from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, employee compensation cost would be recognized for periods presented prior to the adoption of the proposed standard in accordance with the original provisions of SFAS No. 123; that is, employee compensation cost would be recognized in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. On April 14, 2005, the Securities and Exchange Commission amended the compliance date for SFAS No. 123R until the first quarter of 2006.  The Company is still evaluating the method of adoption and the impact that the adoption of SFAS No. 123R will have on its condensed consolidated financial position and results of operations.

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.”  SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis.  Instead, SFAS No. 153 provides that exchanges of nonmonetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis.  A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 is not expected to have a material impact on the condensed consolidated financial statements of the Company.

Back to Index

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FW PREFERRED CAPITAL TRUST I
(amounts in thousands of dollars)

          FW Preferred Capital Trust I (“the Capital Trust”) is a 100% indirectly owned finance subsidiary of the Company which issued $175,000 of Trust Preferred Securities (the “Trust Securities”) in 1999.  The Capital Trust invested the proceeds from the Trust Securities in an equal principal amount of 9% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of Foster Wheeler LLC.  Prior to December 27, 2003 the Capital Trust was consolidated in the financial statements of the Company and the Trust Securities were reported in the condensed consolidated financial statements as mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures.  The accumulated undistributed quarterly distributions were reported as deferred accrued mandatorily redeemable preferred security distributions of subsidiary trust.  The distributions expense on the Trust Securities was reported as interest expense in the condensed consolidated statement of operations and comprehensive income/(loss).

          In 2004, the Company adopted FIN No. 46, “Consolidation of Variable Interest Entities,” for variable interest entities formed prior to February 1, 2003.  In accordance with the provisions of FIN No. 46, the Company determined that (i) the Capital Trust is a variable interest entity and (ii) the Company is not the primary beneficiary.  Accordingly, the Company de-consolidated the Capital Trust as of December 27, 2003.  The Company’s condensed consolidated financial statements now reflect Foster Wheeler LLC’s obligations to the Capital Trust as subordinated deferrable interest debentures and deferred accrued interest on subordinated deferrable interest debentures. The interest expense on the Debentures is reported as interest expense in the condensed consolidated statement of operations and comprehensive income/(loss).

          The following is management’s discussion and analysis of certain significant factors that have affected the financial condition and results of operations of the Capital Trust for the periods indicated below.  This management’s discussion and analysis and other sections of this quarterly report on Form 10-Q contain forward-looking statements that are based on management’s assumptions, expectations and projections about the Capital Trust.  Such forward-looking statements by their nature involve a degree of risk and uncertainty.

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

          Since January 15, 2002, Foster Wheeler LLC has exercised its right to defer payments on the Debentures. The previous Senior Credit Facility required Foster Wheeler Ltd. to defer the payment of the dividends on the Trust Preferred Securities; while the new Senior Credit Agreement requires the approval of the lenders to make payments on the Trust Preferred Securities to the extent such payments are not contractually required by the underlying Trust Preferred Securities agreements.  Accordingly, no dividends were paid during the first three months of 2005 or during fiscal year 2004.

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

Back to Index

Results of Operations – The Capital Trust

	Three Months Ended

	April 1, 2005	March 26, 2004	$ Change	% Change

Change in valuation allowance	$13,900	$15,400	$(1,500)	(9.7)%
Preferred security distributions expense	$2,100	$4,792	$(2,692)	(56.2)%

          The valuation allowance on the investment in the Debentures and related interest income receivable was established based on the financial condition of Foster Wheeler LLC and Foster Wheeler Ltd. and Foster Wheeler LLC’s decision to exercise its right to defer payments on the Debentures since January 15, 2002. The change in the valuation allowance for first three months of 2005 and 2004 resulted from an increase in the market price of the Trust Securities, which is deemed a proxy for the fair value of the subordinated deferrable interest debentures.  The market price per security of the Trust Securities was $31.92 as of April 1, 2005, $27.05 as of December 31, 2004, $5.20 as of March 26, 2004 and $3.00 as of December 26, 2003.

          The preferred security distributions expense represents the accrual for cash distributions due on the Trust Securities. Distributions accrue at an annual rate of 9% on the outstanding liquidation amount of the Trust Securities, compounded quarterly.  Additionally, deferred distributions accrue interest at an annual rate of 9%, compounded quarterly, as well.  The decrease in preferred security distributions expense for the first three months of 2005 results primarily from the reduction in the amount of Trust Securities outstanding during the period as a result of the equity-for-debt exchange.  As noted previously, the Capital Trust has deferred the distributions on the Trust Securities in conjunction with Foster Wheeler LLC’s decision to defer interest payments on the Debentures since January 15, 2002.

Financial Condition – The Capital Trust

          The accrued interest income receivable on the Debentures increased by $13,900 during the first three months of 2005 as a result of a decrease in the valuation allowance.  The change in the required valuation allowance resulted from the increase in the market price of the Trust Securities, which is deemed a proxy for the fair value of the Debentures and related interest income receivable.

          The decrease in the deferred accrued mandatorily redeemable preferred security distributions payable during the first three months of 2005 results primarily from the impact of the equity-for-debt exchange, partially offset by the continued deferral of distributions on the Trust Securities.  During this deferral period, distributions on Trust Securities continue to accrue at an annual rate of 9%, compounded quarterly.  Additionally, deferred distributions accrue interest at an annual rate of 9%, also compounded quarterly.

          The preferred securities holders’ deficit at April 1, 2005 decreased by $11,800 during the first three months of 2005, due to the decrease in the valuation allowance (as a result of an increase in the market price of the Trust Securities).

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

Back to Index

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

          Interest Rate Risk - The Company is exposed to changes in interest rates primarily as a result of its borrowings under its new Senior Credit Agreement and its variable rate project debt. If market rates average 1% more in 2005 than in 2004, the Company’s interest expense for the next twelve months would increase, and income before tax would decrease by approximately $100.  This amount has been determined by considering the impact of the hypothetical interest rates on the Company’s variable-rate balances as of April 1, 2005. In the event of a significant change in interest rates, management would likely take action to further mitigate its exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

          Foreign Currency Risk - The Company has significant overseas operations. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. This results in a mitigation of the potential impact of earnings fluctuations as a result of changes in foreign exchange rates. In addition, in order to further mitigate risks associated with foreign currency fluctuations, the affiliates of the Company enter into foreign currency exchange contracts to hedge the exposed contract value back to their functional currency. As of April 1, 2005, the Company had approximately $49,100 of foreign exchange contracts outstanding. These contracts mature in 2005 and 2006.  The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currency or other currencies for which they have payment obligations to third parties. The Company does not enter into foreign currency contracts for speculative purposes.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Back to Index

          As of the end of the interim period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Exchange Act Rule 13a-15.  Based upon such evaluation, and as of April 1, 2005, the Company’s chief executive officer and chief financial officer concluded, at the reasonable assurance level, that the Company’s disclosure controls and procedures were not effective as of April 1, 2005 because of the continuing material weakness discussed below.  In light of the material weakness, the Company performed additional analyses and other procedures to ensure the condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented. The Company also considered the actuarial error discussed below and in Note 2 to the accompanying condensed consolidated financial statements in its evaluation and concluded the error did not change the conclusions reached on the effectiveness of the Company’s disclosure controls and procedures at both December 31, 2004 and April 1, 2005.

Internal Control over Financial Reporting

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          A material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.  As of December 31, 2004 the Company did not maintain effective controls over the completeness and accuracy of estimated costs to complete at one of its European power projects.  Specifically, the Company’s controls over its estimated costs to complete were not operating effectively because project management and accounting personnel did not have adequate control of commitments to third-party subcontractors and vendors, and therefore did not adequately track the actual financial results of the project on a timely basis.  This control deficiency could result in a misstatement to the estimated costs to complete long-term contracts and the cost of operating revenue accounts resulting in a material misstatement to annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constituted a material weakness even though the control deficiency did not result in any adjustments to the 2004 annual or interim consolidated financial statements. Enhancements were made during the first quarter of 2005 to the project’s systems and procedures to improve tracking of third party commitments and the control deficiency did not result in any adjustments to the 2005 interim condensed consolidated financial statements or to the 2004 annual or interim consolidated financial statements. However, management believes that more time must pass to ensure the project’s controls are operating as intended. Therefore, management determined that the control deficiency continued as a material weakness as of April 1, 2005.

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

Back to Index

          As stated above, management concluded that the control deficiency in reporting at the project represented a “material weakness” in its internal control over financial reporting as of December 31, 2004.  Management believes that the failure to adequately control outstanding commitments to third-party subcontractors and vendors on this project was the result of a deficiency in the project’s measurement processes that arose when the volume of activity increased substantially in the fourth quarter of 2004 combined with the absence of a member of the project’s key oversight personnel.  Additionally, management noted that there was no compensating control that detected this deficiency on a timely basis.  Because of the overall magnitude of this project, this results in a deficiency in the Company’s internal control over financial reporting.  These controls and procedures are designed to ensure that outstanding commitments are known, quantified and communicated to the appropriate project personnel responsible for estimating the project’s financial results.

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

          The Company has assigned the highest priority to the assessment and remediation of this material weakness and is working together with the audit committee of the board of directors to resolve the issue.  Since year end 2004, a new project director was appointed, additional technical personnel from the Company’s E&C UK business unit were assigned to the job site, the lead manager noted above returned to the project, systems tracking costs versus purchase order commitments were enhanced, procedures were implemented to improve the timeliness and accuracy of information flowing from the job site to the appropriate personnel in the European Power headquarters, the Chief Operating Officer of Global Power Group has assumed overall responsibility for the project, Global Power’s Executive Vice President of Business Compliance began leading the effort to ensure the project’s cost control activities are adequate, and additional purchasing and cost control personnel were transferred to the Global Power’s Finland business unit responsible for the project.

          Management believes that its condensed consolidated financial statements contained herein contain its best estimates of the project’s final estimated costs and that the appropriate compensating controls have been implemented at the particular site to ensure commitment information is adequately controlled and communicated on a timely basis.  However, management believes more time must pass to adequately evidence that the new procedures at this project are operating as intended.  If these actions are not successful in addressing this material weakness, the Company’s ability to report its financial results on a timely and accurate basis may be adversely affected.  The Company has taken the actions described above, which it believes address the material weaknesses described above.  If the Company is unable to successfully address the identified material weaknesses in its internal controls, its ability to report its financial results on a timely and accurate basis may be adversely affected.

Management’s Consideration of the Restatement of the Consolidated Financial Statements as of December 31, 2004

          In coming to the conclusion that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of April 1, 2005, management’s conclusion was based on its evaluation of the material weakness described above. Management also reviewed its assessment of internal control over financial reporting and disclosure controls and procedures in light of the external actuary’s error in the calculation of the pension benefit obligation for the year ended December 31, 2004, which resulted in the restatement of the previously issued consolidated financial statements as disclosed in Note 2 to the accompanying condensed consolidated financial statements (and as described below), but concluded that the error was not in itself a result of a material weakness. In reaching this conclusion, management reviewed and analyzed the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and considered (i) the restatement adjustment had no impact on consolidated net loss or consolidated net loss per share on either the fourth quarter 2004 interim period or the 2004 annual period; (ii) the restatement adjustment did not have a material impact on the consolidated financial statements of the fourth quarter 2004 interim period or the 2004 annual period; (iii) the impact of the restatement adjustment on shareholders’ deficit was not material to the 2004 annual consolidated financial

Back to Index

statements or to the fourth quarter 2004 interim period; and (iv) the Company decided to restate its previously issued consolidated financial statements solely because the cumulative impact of the error, if recorded in the first quarter of 2005, would have been material to that quarter’s comprehensive income and may be material to the 2005 annual consolidated financial statements.

Actuarial Error and Control Enhancement Plans

          The Company maintains a US pension plan, which was frozen in 2003.  For the past 23 years, the Company utilized the same internationally recognized actuarial firm to perform certain actuarial valuations associated with this pension plan.  The Company maintains the information needed for the actuarial valuation of this pension plan in a database licensed directly from the external actuary.  Maintaining the Company’s pension information in the external actuary’s database allows the external actuary access to a product well known and easily accessible by them.  The database also allows the Company to electronically transmit significant quantities of data securely and accurately to the external actuary.  The Company’s procedures in effect at December 31, 2004 required the human resource department to ensure the accuracy and integrity of the information maintained in the database, and as an additional control, the controller’s department tests certain data in the database prior to submission to the external actuary.  After transmitting the data to the external actuary, the Company promptly confirms the receipt of the database by the external actuary to ensure the completeness of the data transmission.

          The external actuary then extracts certain data from the database, performs a series of valuation calculations, and issues a valuation report to the Company.  The Company’s controller and chief accounting officer each review the actuarial report and discuss material variations from the prior year as well as material deviations from previously forecasted estimates.  Sensitivity calculations are also prepared by the external actuaries and discussed with the Company’s controller and chief accounting officer.

          The Company was notified on April 14, 2005 by its external actuary of an error in the actuarial valuation prepared by them of the Company’s domestic pension plan.  The error occurred when the external actuary miscoded participant benefit identification data in the actuarial valuation.  The external actuary extracted complete and accurate data from the database and incorrectly altered the benefit identification of a sub-group of approximately 200 plan participants when transmitting the data to their valuation system.  This subgroup of participants is entitled to a minimum of 10 years of benefits and the external actuary incorrectly calculated the pension obligation assuming a maximum of 10 years of benefits.  The Company currently has approximately 7,400 participants in its domestic pension plan and the error did not generate a variation large enough to be questioned by the Company’s human resource or accounting personnel when reviewing the valuation report.

          The Company intends to continue its process of ensuring the integrity of information in the database and is working with the external actuary to expand the level of Company testing to ensure the data in the edit reports generated by the actuary’s valuation calculation match the underlying information in the Company’s database.

Changes in Internal Control over Financial Reporting

          There have been no changes in the Company’s internal control over financial reporting in the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as otherwise described above.  After the end of the first quarter of 2005, an existing employee within Global Power’s European Power business unit was promoted to the position of Chief Executive Officer of that business unit.

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

Back to Index

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          Refer to Note 13 to the condensed consolidated financial statements presented in Part I, Item 1 of this quarterly report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.

ITEM 6.  EXHIBITS

Exhibit No.	Exhibits

12.1	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Raymond J. Milchovich

31.2	Section 302 Certification of John T. La Duc

32.1	Certification of Raymond J. Milchovich Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of John T. La Duc Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Back to Index

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER LTD.
(Registrant)

Date: May 11, 2005	/s/ RAYMOND J. MILCHOVICH

RAYMOND J. MILCHOVICH CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: May 11, 2005	/s/ JOHN T. LA DUC

JOHN T. LA DUC EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER