Form 10-K/A
period 2004-12-31
FOSTER WHEELER LTD
filed 2005-05-20
CIK 1130385

Back to Contents

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

Back to Contents

FOSTER WHEELER LTD.

2004 Form 10-K/A Annual Report

This Form 10-K/A (Amendment No. 1) amends the Registrant’s annual report on Form 10-K for the year ended December 31, 2004, as filed on March 31, 2005. The Registrant’s consolidated financial statements are being restated to correct an error made by the Company’s external actuaries in computing the Company’s December 31, 2004 pension valuation used in the preparation of the December 31, 2004 consolidated financial statements and to modify certain disclosures within Part II, Item 9A, “Controls and Procedures.” See Note 2 to the consolidated financial statements for further discussion on these matters. Each item of the Form 10-K for the year ended December 31, 2004 that was affected by the restatement has been amended and restated. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K except as required to reflect the effects of the restatement.

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

Back to Contents

•
Engineering & Design.     The E&C Group provides a broad range of engineering and design-related services to the industries the Company serves. Engineering capabilities include process, mechanical, instrumentation, architectural, civil, structural, electrical, environmental and water resources. For each project, the Company identifies the project requirements and then integrates and coordinates the various design elements. Other critical tasks in the design process may include value analysis and the assessment of construction and maintenance requirements.

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

Back to Contents

Licenses, Patents and Trademarks (amounts in thousands of dollars)

Foster Wheeler owns and licenses patents, trademarks and know-how, which are used in each of its business groups. The life cycle of the patents and trademarks are of varying durations. Neither business group is materially dependent on any particular or related patent or trademark, although the Company does depend on its ability to protect its intellectual property rights to the technologies and know-how used in its proprietary products. See risk factor entitled “The Company may lose market share to its competitors and be unable to operate its business profitably if its patents and other intellectual property rights do not adequately protect its proprietary products” for further information. Foster Wheeler has granted licenses to companies throughout the world to manufacture stationary steam generators and related equipment and certain of its other products. Principal licensees are located in Japan and China. Royalty revenues approximate $5,000 per year.

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

The consolidated financial statements of Foster Wheeler Ltd., for the fiscal year ended December 31, 2004, are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the ability to return to profitability, to generate cash flows from operations, collections of receivables to fund its obligations, including those resulting from asbestos related liabilities, as

Back to Contents

well as maintaining credit facilities and bonding capacity adequate to conduct its business. The Company incurred significant losses in each of the years in the three-year period ended December 31, 2004 and had a shareholders’ deficit of approximately $525,600 at December 31, 2004. Although the Company entered into a new credit facility in March 2005, it may not be able to comply with the terms of its new Senior Credit Agreement and other debt agreements during 2005 or thereafter. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company also faces a number of counterclaims brought against it by certain project owners in connection with several of the project claims described above. If the Company were found liable for any of these counterclaims, the Company would have to incur write-downs and charges against earnings to the extent a reserve is not established. Failure to recover amounts under these claims and charges related to counterclaims could have a material adverse impact on the Company’s liquidity and financial condition.

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

The Company’s success depends significantly on its ability to protect its intellectual property rights to the technologies and know-how used in its proprietary products. The Company relies on patent protection, as well as a combination of trade secret, unfair competition and similar laws and nondisclosure, confidentiality and other contractual restrictions to protect its proprietary technology. However, these legal means afford only limited protection and may not adequately protect the Company’s rights or permit the Company to gain or keep any competitive advantage. The Company’s issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit the Company’s ability to stop competitors from marketing related products. Although the Company has taken steps to protect its intellectual property and proprietary technology, there is no assurance that third parties will not be able to design around the patents. The Company also relies on unpatented proprietary technology. The Company cannot provide assurance that it can meaningfully protect all its rights in its unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to the Company’s unpatented proprietary technology. The Company seeks to protect its trade secrets, know-how and other unpatented proprietary technology, in part with confidentiality agreements and intellectual property assignment agreements with its employees, independent distributors and consultants. However, such agreements may not be enforceable or may not provide meaningful protection for the Company’s trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements or in the event that the Company’s competitors discover or independently develop such trade secrets or other proprietary information.

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

As a result of the Company’s delisting from the NYSE, the trading price of the Company’s common shares may decline substantially and shareholders may experience a significant decrease in the liquidity of the common shares. Securities that trade on the Over-the-Counter Bulletin Board, including the Company’s common shares, may also be subject to higher transaction costs for trades and have reduced liquidity compared to securities that trade on the NYSE and other organized markets and exchanges. The Company may not be able to successfully list the common shares

Back to Contents

Foster Wheeler Ltd. is a Bermuda company and it may be difficult to enforce judgments against the Company or its directors and executive officers.

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

The source of the TCE in the wells has not yet been determined. FWEC is working closely with the appropriate regulatory authorities in responding to this situation. FWEC first provided the affected residences with temporary replacement water and then arranged to have filters installed on the residences’ water system to remove the TCE. FWEC has also arranged to have the filters periodically tested and maintained. The cost of the foregoing is not expected to be material. If the source of the TCE is determined to be from a third-

Back to Contents

party, FWEC will evaluate its options regarding the recovery of the costs it has incurred, which options could include seeking to recover those costs from those determined to be the source. The agencies have incurred over $500 in costs responding to the situation, which they may seek to recover from those determined to be the source(s) of the TCE. The Company and the agencies are reviewing the technical and economic feasibility of extending a public water line that exists at one end of the affected area to the other end of the affected area. Given the preliminary stage of the investigations, FWEC is unable to estimate the potential financial impact of the foregoing on FWEC.

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

Back to Contents

ITEM 6. SELECTED FINANCIAL DATA

COMPARATIVE FINANCIAL STATISTICS
(in thousands, except share data and per share amounts)

	2004		2003		2002		2001		2000

	(Restated**)
Statement of Operations Data:
Operating revenues	$2,661,300		$3,723,800		$3,519,200		$3,315,300		$3,891,400
(Loss)/earnings before income taxes	(232,200	)(1)	(109,700	)(2)	(360,000	)(3)	(213,000	)(4)	52,200
Provision for income taxes	(53,100)		(47,400)		(14,700)		(123,400	)(5)	(15,200)
(Loss)/earnings prior to cumulative effect of a change in accounting principle	(285,300)		(157,100)		(374,700)		(336,400)		37,000
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	—		—		(150,500	)(6)	—		—
Net (loss)/earnings	$(285,300)		$(157,100)		$(525,200)		$(336,400)		$37,000

(Loss)/earnings per share—basic and diluted:(7)
Net (loss)/earnings prior to cumulative effect of a change in accounting principle	$(57.84)		$(76.53)		$(182.98)		$(164.58)		$18.13
Cumulative effect on prior years (to December 31, 2001) of a change in accounting principle	—		—		(73.49)		—		—
Net (loss)/earnings per share—basic and diluted	$(57.84)		$(76.53)		$(256.47)		$(164.58)		$18.13
Shares outstanding:(7)
Weighted-average number of basic shares outstanding	4,932,400		2,052,200		2,047,800		2,043,800		2,039,900
Effect of stock options	*		*		*		*		—

Total weighted-average number of diluted shares	4,932,400		2,052,200		2,047,800		2,043,800		2,039,900

Balance Sheet Data:
Current assets	$1,049,300		$1,174,400		$1,329,800		$1,754,400		$1,623,000
Current liabilities	1,261,400		1,350,400		1,449,800		2,388,600		1,454,600
Working capital	(212,100)		(176,000)		(120,000)		(634,200)		168,400
Land, buildings and equipment, net	280,300		309,600		407,800		399,200		495,000
Total assets	2,187,500		2,506,500		2,842,300		3,325,800		3,507,600
Long-term borrowings (including current installments):	570,100		1,033,100		1,124,300		1,042,100		972,900
Cash dividends per share of common stock(7)	—		—		—		2.40		4.80
Other data:
Unfilled orders, end of year	$2,048,100		$2,285,400	(8)	$5,445,900		$6,004,400		$6,142,300
New orders booked	2,437,100		2,163,500		3,052,400		4,109,300		4,480,000

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
**
The balance sheet data as of December 31, 2004 has been restated to correct an error in the Company’s December 31, 2004 pension valuation used in the preparation of the December 31, 2004 consolidated financial statements. The effect of this restatement on the balance sheet data is presented below. There was no impact on the statement of operations data or the other data.

	December 31, 2004, As Previously Reported	December 31, 2004, Restated

Balance Sheet Data:
Current liabilities	$1,255,100	$1,261,400
Working capital	(205,800)	(212,100)

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

Back to Contents

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

The Company reported a net loss of $285,300 in 2004. Included in the loss is the $175,100 pretax charge described above, $163,900 of which was non-cash, relating to the equity-for-debt exchange, and a $60,600 net charge relating to the carrying value of the Company’s asbestos insurance assets. The Company continued its strategy of settling with asbestos insurance carriers by monetizing policies or arranging coverage in place agreements. A net pretax gain of $15,200 resulting from the asbestos insurance settlements in 2004 was more than offset by a $75,800 charge recorded when the Company revalued its asbestos insurance asset after a New York court ruled that New York law, rather than New Jersey law, applied in litigation among the Company and its asbestos insurance carriers. The net charges are recorded in the C&F Group.

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

Back to Contents

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

Proposed asbestos trust fund legislation being discussed in Washington D.C., if enacted in the form currently under discussion, would have a material adverse impact on the Company’s cash flow and results of operations. Without this legislation, management continues to forecast that, prior to any impact from potential asbestos trust fund legislation, the Company will not be required to fund asbestos liability payments from its own working capital before 2010, although it may be required to fund a portion of such liabilities from its own cash thereafter. This assumes that the Company will be able to successfully resolve certain outstanding insurance coverage issues. Management believes this proposed legislation in the form currently under discussion is detrimental to the Company and would have a material adverse impact. The Company is part of a consortium of companies actively monitoring any proposed legislation.

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

Back to Contents

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

Back to Contents

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

(2)
In 2004, the Company sold minority equity interests in special-purpose companies established to develop power plant projects in Europe. The Company recorded an aggregate gain on the sales of $19,200 in the E&C Group, which was recorded in other income. In addition, the Company entered into an agreement to sell 10% of its equity interest in a waste-to-energy project in Italy in 2004. The Company recorded a loss on the sale of $(3,300) in the E&C Group in other income. In 2003, the Company recorded a $(15,100) impairment loss in the C&F Group in other deductions on the anticipated sale of a domestic corporate office building that was sold in 2004. Also in 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, resulting in a net gain of $16,700 recorded in the E&C Group in other income, and the Global Power Group recorded a gain of $4,300 on the sale of the Hudson Falls, New York waste-to-energy plant, which was also recorded in other income. In 2002, a charge of $(19,000) was recorded in the Global Power Group in other deductions on the anticipated sale of the Charleston, South Carolina waste-to-energy facility; the sale of this facility was completed in the fourth quarter of 2002. Also in 2002, a loss of $(35,500) was recognized in the Global Power Group in other deductions on the anticipated sale of the Hudson Falls waste-to-energy facility that was sold in October 2003.

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

Back to Contents

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

Back to Contents

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

Back to Contents

Consolidated Other Deductions:

	For the Year Ended

	December 31, 2004	December 26, 2003	December 27, 2002

Amount	$96,400	$168,500	$193,200
$ Change	(72,100)	(24,700)
% Change	(42.8)%	(12.8)%

Other deductions is dominated by asbestos-related charges and professional fees incurred as part of the Company’s restructuring activities associated with the equity-for-debt exchange offer and domestic credit agreements. The 2004 amount consists primarily of a net charge of $60,600 related to the reduction of the asbestos-related insurance receivable and $17,200 for professional fees and expenses for restructuring activities and the domestic U.S. credit agreements. The asbestos charge nets a reduction in the asbestos insurance receivable of $75,800 recorded in the fourth quarter of 2004 that resulted when a New York State court ruled that New York law, rather than New Jersey law, will apply in litigation among the Company and several of its asbestos insurance carriers, and $15,200 in gains from increased asbestos insurance receivables recorded throughout the year on settlements with other insurance companies. Operating unit related expenses include $3,700 for the amortization of intangible assets and $2,600 relating to new government-mandated postretirement benefits in France.

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

Back to Contents

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

Back to Contents

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

Back to Contents

EBITDA is a supplemental, non-generally accepted accounting principle (“GAAP”) financial measure. EBITDA is defined as earnings/(loss) before taxes (and before goodwill charges), interest expense, depreciation and amortization. The Company has presented EBITDA because it believes it is an important supplemental measure of operating performance. EBITDA, was also used as a measure, after adjustment for unusual and infrequent items specifically excluded in the terms of the previous Senior Credit Facility, and is used for certain covenants under the new Senior Credit Agreement. The Company believes that the line item on its consolidated statement of operations and comprehensive loss entitled “net loss” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net loss as an indicator of operating performance. EBITDA, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of the Company’s ability to fund its cash needs. As EBITDA excludes certain financial information compared with net loss, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions which are excluded. The Company’s non-GAAP performance measure, EBITDA, has certain material limitations as follows:

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

	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt, including interest	$759,400	$73,700	$59,900	$52,300	$48,700	$48,600	$476,200
Deferred accrued interest on subordinated deferrable interest debentures	264,400	—	—	42,300	—	—	222,100
Operating lease commitments	366,600	33,100	27,600	23,400	21,200	20,600	240,700
Purchase commitments	537,500	488,000	46,400	1,900	900	300	—
Capital lease obligations, including interest	163,400	7,400	7,900	7,400	7,600	7,900	125,200
Pension funding requirements — Domestic (1)	84,500	26,700	24,600	17,900	11,600	3,700	—
Pension funding requirements — Foreign (1)	140,600	30,700	28,800	27,900	27,000	26,200	—

Total contractual cash obligations	$2,316,400	$659,600	$195,200	$173,100	$117,000	$107,300	$1,064,200

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

	Increase (Decrease)

	Impact on liabilities	Impact on 2005 benefit cost

Change in Actuarial Estimate:
One-percentage point increase in the discount rate	$(33,900)	$(100)
One-percentage point decrease in the discount rate	37,900	(300)
One-percentage point increase in the expected return on plan assets	—	(2,300)
One-percentage point decrease in the expected return on plan assets	—	2,300

A one-percentage point decrease in the current liability interest rate, used for calculating future funding requirements through 2009, would increase cumulative contributions to the domestic plan by $29,700, while an increase by one-percentage point would decrease cumulative contributions by $24,600 to the domestic plan.

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

Back to Contents

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Pages

Report of Independent Registered Public Accounting Firm	68

Consolidated Statement of Operations and Comprehensive Loss for each of the three years in the period ended December 31, 2004, Restated	70

Consolidated Balance Sheet at December 31, 2004, Restated, and December 26, 2003	71

Consolidated Statement of Changes in Shareholders’ Deficit for each of the three years in the period ended December 31, 2004, Restated	72

Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2004	73

Notes to Consolidated Financial Statements	74

Financial Statement Schedule	165

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

Foster Wheeler Holdings Ltd. and Subsidiaries	167

Foster Wheeler LLC and Subsidiaries	223

Foster Wheeler International Holdings, Inc. and Subsidiaries	279

Foster Wheeler International Corporation and Subsidiaries	307

Foster Wheeler Europe Limited and Subsidiaries	334

FW Netherlands C.V. and Subsidiaries	361

Financial Services S.a.r.l. and Subsidiary	385

FW Hungary Licensing Limited Liability Company	399

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

As discussed in the first paragraph of Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations and comprehensive loss and of changes in shareholders’ deficit for the year ended December 31, 2004 have been restated.

As discussed in Note 2 to the consolidated financial statements, effective December 29, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses in each of the years in the three-year period ended December 31, 2004 and has a shareholders’ deficit of $525,565,000 at December 31, 2004. The Company has substantial debt obligations and during 2003 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the Company maintaining credit facilities and bonding capacity adequate to conduct its business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over completeness and accuracy of estimated costs to complete at one of its European power projects based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of

Back to Contents

internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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
March 30, 2005, except for
the first paragraph of
Note 2, for which the
date is May 20, 2005

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE LOSS
(in thousands of dollars, except share data and per share amounts)

	For the Year Ended
	December 31,	December 26,	December 27,
	2004	2003	2002

	(Restated) (See Note 2)
Operating revenues	$2,661,324	$3,723,815	$3,519,177
Cost of operating revenues	(2,381,969)	(3,435,726)	(3,426,910)

Contract profit	279,355	288,089	92,267
Selling, general and administrative expenses	(228,962)	(205,565)	(226,524)
Other income (including interest:
2004—$8,832; 2003—$10,130; 2002—$12,251)	88,383	77,493	55,360
Other deductions	(96,372)	(168,455)	(193,156)
Interest expense	(94,622)	(95,484)	(83,028)
Minority interest	(4,900)	(5,715)	(4,981)
Loss on equity-for-debt exchange	(175,054)	—	—

Loss before income taxes	(232,172)	(109,637)	(360,062)
Provision for income taxes	(53,122)	(47,426)	(14,657)

Loss prior to cumulative effect of a change in accounting principle	(285,294)	(157,063)	(374,719)
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	—	—	(150,500)

Net loss	(285,294)	(157,063)	(525,219)
Other comprehensive income/(loss):
Change in gain on derivative instruments designated as cash flow hedges	—	—	(3,834)
Foreign currency translation adjustment	27,155	6,762	22,241
Minimum pension liability adjustment (net of tax (provision)/benefits: 2004—$986; 2003—$(18,886); 2002—$73,418)	(19,899)	58,677	(226,011)

Net comprehensive loss	$(278,038)	$(91,624)	$(732,823)

Loss per share—basic and diluted:
Net loss prior to cumulative effect of a change in accounting principle	$(57.84)	$(76.53)	$(182.98)
Cumulative effect on prior years (to December 28, 2001) of a change in accounting principle for goodwill	—	—	(73.49)

Net loss	$(57.84)	$(76.53)	$(256.47)

Shares outstanding:
Basic: weighted-average number of shares outstanding	4,932,370	2,052,229	2,047,835
Diluted: effect of share options	—	—	—

Total diluted	4,932,370	2,052,229	2,047,835

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)

	December 31, 2004	December 26, 2003

	(Restated) (See Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$291,567	$364,095
Short-term investments	25,775	13,390
Accounts and notes receivable, net:
Trade	388,200	451,010
Other	118,296	105,404
Contracts in process	166,997	166,503
Inventories	7,080	6,790
Prepaid, deferred and refundable income taxes	26,144	37,160
Prepaid expenses	25,239	30,024

Total current assets	1,049,298	1,174,376

Land, buildings and equipment, net	280,305	309,615
Restricted cash	72,844	52,685
Notes and accounts receivable — long-term	7,053	6,776
Investment and advances	158,324	142,559
Goodwill, net	51,812	51,121
Other intangible assets, net	69,690	71,568
Prepaid pension cost and related benefit assets	6,351	7,240
Asbestos-related insurance recovery receivable	332,894	495,400
Other assets	108,254	138,243
Deferred income taxes	50,714	56,947

TOTAL ASSETS	$2,187,539	$2,506,530

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current installments on long-term debt	$35,214	$21,100
Accounts payable	288,899	305,286
Accrued expenses	314,529	381,376
Estimated costs to complete long-term contracts	458,421	552,754
Advance payment by customers	111,300	50,248
Income taxes	53,058	39,595

Total current liabilities	1,261,421	1,350,359

Long-term debt	534,859	1,011,972
Deferred income taxes	7,948	9,092
Pension, postretirement and other employee benefits	271,851	295,133
Asbestos-related liability	447,400	526,200
Other long-term liabilities	139,113	123,517
Deferred accrued mandatorily redeemable preferred security distributions of subsidiary trust	—	38,021
Deferred accrued interest on subordinated deferrable interest debentures	23,460	—
Minority interest	27,052	24,676
Commitments and contingencies

TOTAL LIABILITIES	2,713,104	3,378,970

Shareholders’ Deficit:
Preferred shares:
$0.01 par value; authorized 975,540 shares; issued: 2004 — 75,484 and 2003 — none	1	—
Common shares:
$0.01 par value; authorized 74,319,908 shares; issued: 2004 — 40,542,898 and 2003 — 2,038,578	405	20
Paid-in capital	883,167	242,593
Accumulated deficit	(1,096,348)	(811,054)
Accumulated other comprehensive loss	(296,743)	(303,999)
Unearned compensation	(16,047)	—

TOTAL SHAREHOLDERS’ DEFICIT	(525,565)	(872,440)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,187,539	$2,506,530

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
(in thousands of dollars, except share data and per share amounts)

	December 31, 2004		December 26, 2003		December 27, 2002
	Shares	Amount	Shares	Amount	Shares	Amount

		(Restated) (See Note 2)
Preferred Shares:
Balance at beginning of year	—	$—	—	$—	—	$—
Issued as part of equity-for-debt exchange	599,944	6	—	—	—	—
Conversion of preferred shares into common shares	(524,460)	(5)	—	—	—	—

Balance at end of year	75,484	$1	—	$—	—	$—

Common Shares:
Balance at beginning of year	2,038,578	$20	2,038,578	$20	2,038,578	$20
Issued as part of equity-for-debt exchange	3,062,574	31	—	—	—	—
Issuance of restricted shares to employees and directors	1,351,846	13	—	—	—	—
Conversion of preferred shares into common shares	34,089,900	341	—	—	—	—

Balance at end of year	40,542,898	$405	2,038,578	$20	2,038,578	$20

Paid-in Capital:
Balance at beginning of year		$242,593		$242,470		$242,142
Stock options issued to non-employees		—		123		328
Change due to equity-for-debt exchange		623,153		—		—
Issuance of restricted stock to employees and directors		17,757		—		—
Conversion of preferred shares into common shares		(336)		—		—

Balance at end of year		$883,167		$242,593		$242,470

Accumulated Deficit:
Balance at beginning of year		$(811,054)		$(653,991)		$(128,772)
Net loss for the year		(285,294)		(157,063)		(525,219)

Balance at end of year		$(1,096,348)		$(811,054)		$(653,991)

Accumulated Other Comprehensive Loss:
Balance at beginning of year		$(303,999)		$(369,438)		$(161,834)
Change in net gain on derivative instruments designated as cash flow hedges		—		—		(3,834)
Change in accumulated translation adjustment during the year		27,155		6,762		22,241
Minimum pension liability (net of tax (provision)/benefits: 2004 — $986; 2003 — $(18,886); 2002 — $73,418)		(19,899)		58,677		(226,011)

Balance at end of year		$(296,743)		$(303,999)		$(369,438)

Unearned Compensation:
Balance at beginning of year		$—		$—		$—
Issuance of restricted stock to employees and directors		(17,771)		—		—
Amortization of unearned compensation		1,724		—		—

Balance at end of year		$(16,047)		$—		$—

Total Shareholders’ Deficit		$(525,565)		$(872,440)		$(780,939)

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

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

1. Going Concern

The accompanying consolidated financial statements of Foster Wheeler Ltd., hereinafter referred to as “Foster Wheeler” or the “Company,” were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, including those resulting from asbestos-related liabilities, as well as the Company’s ability to maintain credit facilities and bonding capacity adequate to conduct its business. The Company incurred significant operating losses in each of the years in the three-year period ended December 31, 2004, and has a shareholders’ deficit of $525,565 as of December 31, 2004.

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

2. Summary of Significant Accounting Policies

Restatement — Subsequent to the original filing of the Company’s 2004 Form 10-K, the Company concluded that its consolidated financial statements for the year ended December 31, 2004 should be restated to correct an error in the Company’s December 31, 2004 pension valuation used in the preparation of the December 31, 2004 consolidated financial statements. The error relates to the Company’s domestic pension plan and resulted in an understatement of the pension benefit obligation, funding liability and pension contributions for plan year 2004, and understated pension liabilities and comprehensive loss reported in the 2004 Form 10-K. A summary of the financial statement line items affected by the restatement on the Company’s consolidated balance sheet and consolidated statement of operations and comprehensive loss is presented below.

	December 31, 2004, As Previously Reported	December 31, 2004, Restated

Consolidated Balance Sheet:
Current Liabilities:
Accrued expenses	$308,229	$314,529
Total current liabilities	1,255,121	1,261,421
Pension, postretirement and other employee benefits	265,869	271,851
Total Liabilities	2,700,822	2,713,104

Shareholders’ Deficit:
Accumulated other comprehensive loss	(284,461)	(296,743)
Total Shareholders’ Deficit	(513,283)	(525,565)
Total Liabilities and Shareholders’ Deficit	2,187,539	2,187,539

Consolidated Statement of Operations and Comprehensive Loss:
Minimum pension liability adjustment	$(7,617)	$(19,899)
Net comprehensive loss	(265,756)	(278,038)

There was no impact on the Company’s consolidated statement of cash flows. However, the Company’s estimated domestic pension plan contributions, previously reported to be $20,400 for calendar 2005 increased to $26,700 as a result of the error. Based on the revised actuarial valuation, the Company still expects that no further domestic pension plan contributions will be due after 2009.

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

The Foster Wheeler Coque Verde debt of $35,126 represents senior secured notes. The notes bear interest at 11.443%, due annually April 15, 2004 through 2015, and mature on April 15, 2015. The notes are collateralized by certain revenues and assets of a special-purpose subsidiary, which is the indirect owner of the project in Chile.

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

Through the year ended December 31, 2004, the Company recognized a cumulative minimum liability in its financial statements for both domestic and foreign underfunded plans in the amount of $312,872 resulting in a cumulative pretax charge to Other Comprehensive Loss. This represents an increase in the minimum liability of $1,126 from the prior year, including the impact of foreign currency translation. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

9. Pensions and Other Postretirement Benefits — (Continued)

The following charts contain the disclosures for pension benefits for the years 2004, 2003 and 2002.

	For the Year Ended December 31, 2004				For the Year Ended December 26, 2003

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Projected Benefit Obligation (PBO):
PBO at beginning of period	$311,102	$548,680	$20,437	$880,219	$321,793	$470,372	$17,362	$809,527
Service cost	—	17,859	254	18,113	1,565	12,835	235	14,635
Interest cost	17,867	30,365	1,222	49,454	19,062	26,622	1,177	46,861
Plan participants’ contributions	—	8,107	—	8,107	—	7,147	—	7,147
Plan amendments	—	—	—	—	—	1,961	—	1,961
Actuarial loss/(gain)	29,733	(632)	903	30,004	31,350	(36)	194	31,508
Benefits paid	(21,847)	(23,360)	(1,681)	(46,888)	(22,166)	(20,618)	(1,454)	(44,238)
Curtailments	—	—	—	—	(35,719)	—	—	(35,719)
Special termination benefits/other	(1,942)	778	—	(1,164)	(4,783)	993	—	(3,790)
Foreign currency exchange rate changes	—	49,306	2,039	51,345	—	49,404	2,923	52,327

PBO at end of period	$334,913	$631,103	$23,174	$989,190	$311,102	$548,680	$20,437	$880,219

Plan Assets:
Fair value of plan assets at beginning of period	$194,035	$396,062	$17,927	$608,024	$166,381	$294,975	$15,302	$476,658
Actual return on plan assets	24,712	47,272	1,395	73,379	38,467	50,151	1,561	90,179
Employer contributions	29,245	28,510	—	57,755	13,688	26,721	—	40,409
Plan participants’ contributions	—	8,107	—	8,107	—	7,147	—	7,147
Benefits paid	(21,847)	(23,360)	(1,681)	(46,888)	(22,166)	(20,618)	(1,454)	(44,238)
Other	(2,647)	867	(70)	(1,850)	(2,335)	2,855	(53)	467
Foreign currency exchange rate changes	—	37,344	1,717	39,061	—	34,831	2,571	37,402

Fair value of plan assets at end of period	$223,498	$494,802	$19,288	$737,588	$194,035	$396,062	$17,927	$608,024

Funded status:
Funded status	$(111,415)	$(136,301)	$(3,886)	$(251,602)	$(117,067)	$(152,618)	$(2,510)	$(272,195)
Unrecognized net actuarial loss	129,708	246,371	7,170	383,249	111,637	259,783	6,149	377,569
Unrecognized prior service cost	—	7,623	1,050	8,673	—	8,686	1,046	9,732
Adjustment for the minimum liability	(129,708)	(175,486)	(7,678)	(312,872)	(111,637)	(193,635)	(6,474)	(311,746)

Accrued benefit cost	$(111,415)	$(57,793)	$(3,344)	$(172,552)	$(117,067)	$(77,784)	$(1,789)	$(196,640)

	For the Year Ended December 31, 2004				For the Year Ended December 26, 2003				For the Year Ended December 27, 2002

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Net Periodic Benefit Cost:
Service cost	$—	$17,859	$254	$18,113	$1,565	$12,835	$236	$14,636	$12,154	$12,161	$213	$24,528
Interest cost	17,867	30,365	1,222	49,454	19,062	26,622	1,177	46,861	20,372	19,408	1,094	40,874
Expected return on plan assets	(15,603)	(31,081)	(1,315)	(47,999)	(14,356)	(23,179)	(1,301)	(38,836)	(16,943)	(24,261)	(1,496)	(42,700)
Amortization of transition asset	—	(68)	76	8	—	—	71	71	—	—	63	63
Amortization of prior service cost	—	1,686	15	1,701	182	1,446	15	1,643	458	1,339	13	1,810
Other	4,059	17,705	430	22,194	11,795	19,886	425	32,106	7,113	8,279	61	15,453

SFAS No. 87 net periodic benefit cost	6,323	36,466	682	43,471	18,248	37,610	623	56,481	23,154	16,926	(52)	40,028
SFAS No. 88 cost*	1,390	—	—	1,390	1,108	—	—	1,108	1,908	—	—	1,908

Total net periodic benefit cost	$7,713	$36,466	$682	$44,861	$19,356	$37,610	$623	$57,589	$25,062	$16,926	$(52)	$41,936

Weighted-Average Assumptions—Net
Periodic Benefit Cost:
Discount rate	6.00%	5.45%	6.00%		6.00%	5.60%	6.25%		7.40%	5.75%	7.00%
Long-term rate of return	8.00%	7.34%	8.00%		8.50%	7.50%	8.00%		8.50%	8.00%	9.00%
Salary scale	0.00%	3.04%	5.00%		0.00%	3.30%	5.00%		4.00%	4.00%	5.00%
Weighted-Average Assumptions—Benefit Obligations:
Discount rate	5.48%	5.43%	6.00%		6.00%	5.40%	6.00%		6.60%	5.60%	6.25%
Salary scale	0.00%	3.32%	4.00%		4.00%	3.00%	5.00%		5.00%	3.30%	5.00%

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

Accumulated benefit obligation

The accumulated benefit obligation (“ABO”) for the Company’s plans totaled approximately $915,100 and $811,800 at year-end 2004 and 2003, respectively. As previously discussed, the Company has recorded a net cumulative charge to other comprehensive loss for the years 2000 through 2004 due to the ABO exceeding the fair value of plan assets.

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

Contributions

The Company expects to contribute a total of approximately $26,700 to its domestic pension plans and approximately $30,700 to its foreign pension plans in 2005. The contributions to the domestic pension plans are expected to approximate $24,600 in 2006, $17,900 in 2007, $11,600 in 2008, $3,700 in 2009 and zero each year thereafter.

Estimated future benefit payments

The following benefit payments, which reflect expected future service, are expected to be paid on the defined benefit plans.

	United States	United Kingdom	Canada	Total

2005	$20,521	$24,465	$1,634	$46,620
2006	20,661	26,381	1,711	48,753
2007	20,790	26,817	1,739	49,346
2008	21,205	31,315	1,759	54,279
2009	21,508	36,038	1,760	59,306
2010-2014	111,170	223,671	8,382	343,223

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

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

18. Income Taxes — (Continued)

Deferred tax assets/(liabilities) consist of the following:

	2004	2003

Difference between book and tax depreciation	$(2,717)	$(12,181)
Pensions	41,771	46,173
Capital lease transactions	—	263
Revenue recognition	11,716	14,191

Gross deferred tax assets/(liabilities)	50,770	48,446

Current taxability of estimated costs to complete long-term contracts	20,658	19,039
Income currently taxable deferred for financial reporting	17,416	1,706
Expenses not currently deductible for tax purposes	33,348	200,084
Investment tax credit carry forwards	—	20,538
Postretirement benefits other than pensions	36,269	62,369
Asbestos claims	33,077	40,328
Minimum tax credits	6,399	17,917
Foreign tax credits	19,440	28,178
Net operating loss carryforwards	64,283	117,001
Effect of write-downs and restructuring reserves	7,685	11,234
Other	9,890	40,956
Valuation allowance	(234,432)	(534,790)

	14,033	24,560

Net deferred tax assets	$64,803	$73,006

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

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

24. Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 26	June 25	Sept. 24	Dec. 31

2004
Operating revenues	$666,359	$635,019	$720,554	$639,392
Contract profit	75,212	106,025	47,067	51,051
Net income/(loss)	(4,298)	29,835	(215,470)	(95,361)
Income/(loss) per share:
Basic	$(2.09)	$14.53	$(103.23)	$(7.38)
Diluted	$(2.09)	$12.28	$(103.23)	$(7.38)
Shares outstanding:
Weighted-average number of shares outstanding	2,052,762	2,052,774	2,087,274	12,922,076
Effect of stock options and convertible notes	*	654,704	*	*

Total diluted weighted-average number of shares outstanding	2,052,762	2,707,478	2,087,274	12,922,076

	Three Months Ended
	March 28	June 27	Sept. 26	Dec. 26

2003
Operating revenues	$784,092	$922,238	$886,573	$1,130,912
Contract profit	56,963	63,023	80,079	88,024
Net loss	(19,820)	(29,338)	(26,897)	(81,008)
Loss per share:
Basic	$(9.66)	$(14.30)	$(13.11)	$(39.46)
Diluted	$(9.66)	$(14.30)	$(13.11)	$(39.46)
Shares outstanding:
Weighted-average number of shares outstanding	2,051,767	2,052,175	2,052,057	2,052,915
Effect of stock options and convertible notes	*	*	*	*

Total diluted weighted-average number of shares outstanding	2,051,767	2,052,175	2,052,057	2,052,915

*	The effect of the stock options and convertible notes were not included in the calculation of diluted earnings per share due to their antidilutive effect.

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
(Restated — See Note 2)

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

Liabilities & Shareholders’ (Deficit)/Equity
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

25. Consolidating Financial Information — (Continued)

A. 2005 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
For the Year Ended December 31, 2004
(Restated — See Note 2)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$586,991	$2,168,358	$(94,025)	$2,661,324
Cost of operating revenues	—	—	(479,167)	(1,996,827)	94,025	(2,381,969)

Contract profit	—	—	107,824	171,531	—	279,355

Selling, general and administrative expenses	2,986	—	(74,044)	(157,904)	—	(228,962)
Other income	10,063	53,558	43,993	109,242	(128,473)	88,383
Other deductions and minority interest	(25)	(391)	(84,629)	(19,867)	3,640	(101,272)
Interest expense	(10,096)	(65,453)	(71,202)	(72,704)	124,833	(94,622)
Loss on equity-for-debt exchange	—	(164,974)	(10,080)	—		(175,054)
Equity in net loss of subsidiaries	(288,222)	(110,913)	(200,981)	—	600,116	—

Loss before income taxes	(285,294)	(288,173)	(289,119)	30,298	600,116	(232,172)
Benefit/(provision) for income taxes	—	—	897	(54,019)	—	(53,122)

Net loss	(285,294)	(288,173)	(288,222)	(23,721)	600,116	(285,294)

Other comprehensive income/(loss):
Foreign currency translation adjustment	27,155	27,155	27,155	38,659	(92,969)	27,155
Minimum pension liability adjustment, net of $986 tax benefit	(19,899)	(19,899)	(19,899)	(1,827)	41,625	(19,899)

Net comprehensive (loss)/income	$(278,038)	$(280,917)	$(280,966)	$13,111	$548,772	$(278,038)

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
(Restated — See Note 2)

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

25. Consolidating Financial Information — (Continued)

B. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
For the Year Ended December 31, 2004
(Restated — See Note 2)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,661,324	$—	$2,661,324
Cost of operating revenues	—	—	(2,381,969)	—	(2,381,969)

Contract profit	—	—	279,355	—	279,355

Selling, general and administrative expenses	2,986	—	(231,948)	—	(228,962)
Other income	10,063	53,558	88,412	(63,650)	88,383
Other deductions and minority interest	(25)	(391)	(100,856)	—	(101,272)
Interest expense	(10,096)	(65,453)	(82,723)	63,650	(94,622)
Loss on equity-for debt exchange	—	(164,974)	(10,080)	—	(175,054)
Equity in net loss of subsidiaries	(288,222)	(110,913)	(177,260)	576,395	—

Loss before income taxes	(285,294)	(288,173)	(235,100)	576,395	(232,172)
Provision for income taxes	—	—	(53,122)	—	(53,122)

Net loss	(285,294)	(288,173)	(288,222)	576,395	(285,294)

Other comprehensive income/(loss):
Foreign currency translation adjustment	27,155	27,155	27,155	(54,310)	27,155
Minimum pension liability adjustment, net of $986 tax benefit	(19,899)	(19,899)	(19,899)	39,798	(19,899)

Net comprehensive loss	$(278,038)	$(280,917)	$(280,966)	$561,883	$(278,038)

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
(Restated — See Note 2)

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

25. Consolidating Financial Information — (Continued)

C. Trust Preferred Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
For the Year Ended December 31, 2004
(Restated — See Note 2)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,661,324	$—	$2,661,324
Cost of operating revenues	—	—	(2,381,969)	—	(2,381,969)

Contract profit	—	—	279,355	—	279,355

Selling, general and administrative expenses	2,986	—	(231,948)	—	(228,962)
Other income	10,063	53,558	88,412	(63,650)	88,383
Other deductions and minority interest	(25)	(391)	(100,856)	—	(101,272)
Interest expense	(10,096)	(65,453)	(82,723)	63,650	(94,622)
Loss on equity-for debt exchange	—	(164,974)	(10,080)	—	(175,054)
Equity in net loss of subsidiaries	(288,222)	(110,913)	(177,260)	576,395	—

Loss before income taxes	(285,294)	(288,173)	(235,100)	576,395	(232,172)
Provision for income taxes	—	—	(53,122)	—	(53,122)

Net loss	(285,294)	(288,173)	(288,222)	576,395	(285,294)
Other comprehensive income/(loss):
Foreign currency translation adjustment	27,155	27,155	27,155	(54,310)	27,155
Minimum pension liability adjustment, net of $986 tax benefit	(19,899)	(19,899)	(19,899)	39,798	(19,899)

Net comprehensive loss	$(278,038)	$(280,917)	$(280,966)	$561,883	$(278,038)

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

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars, except share data and per share amounts)

25. Consolidating Financial Information — (Continued)

D. 2011 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004
(Restated — See Note 2)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$54,289	$237,278	$—	$291,567
Accounts and notes receivable, net	416,260	184,449	187,842	607,847	(889,902)	506,496
Contracts in process and inventories	—	—	49,618	124,456	3	174,077
Investment and advances	—	—	1,247	—	(1,247)	—
Other current assets	—	—	3,711	73,895	(448)	77,158

Total current assets	416,260	184,449	296,707	1,043,476	(891,594)	1,049,298
Investments in subsidiaries and others	(1,153,046)	(723,487)	(213,783)	245,701	2,002,939	158,324
Land, buildings & equipment, net	—	—	46,005	234,300	—	280,305
Notes and accounts receivable - long-term	210,000	487,108	94,252	16,426	(800,733)	7,053
Intangible assets, net	—	—	98,979	22,523	—	121,502
Asbestos-related insurance recovery receivable	—	290,494	—	42,400	—	332,894
Other assets	—	5,330	79,893	152,940	—	238,163

TOTAL ASSETS	$(526,786)	$243,894	$402,053	$1,757,766	$310,612	$2,187,539

Liabilities & Shareholders’ (Deficit)/Equity
Accounts payable and accrued expenses	$(4,239)	$498,673	$526,349	$472,542	$(889,897)	$603,428
Estimated costs to complete long-term contracts	—	—	96,041	362,380	—	458,421
Other current liabilities	(52)	11,372	11,581	177,119	(448)	199,572

Total current liabilities	(4,291)	510,045	633,971	1,012,041	(890,345)	1,261,421
Long-term debt	3,070	342,820	66,073	122,896	—	534,859
Pension, postretirement and other employee benefits	—	—	207,146	64,705	—	271,851
Asbestos-related liability	—	405,000	—	42,400	—	447,400
Other long-term liabilities and minority interest	—	138,954	647,909	224,910	(814,200)	197,573

TOTAL LIABILITIES	(1,221)	1,396,819	1,555,099	1,466,952	(1,704,545)	2,713,104

Common stock and paid-in capital	883,573	242,613	242,613	301,293	(786,519)	883,573
Accumulated (deficit)/retained earnings	(1,096,348)	(1,098,795)	(1,098,916)	128,077	2,069,634	(1,096,348)
Accumulated other comprehensive loss	(296,743)	(296,743)	(296,743)	(138,556)	732,042	(296,743)
Unearned compensation	(16,047)	—	—	—	—	(16,047)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(525,565)	(1,152,925)	(1,153,046)	290,814	2,015,157	(525,565)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(526,786)	$243,894	$402,053	$1,757,766	$310,612	$2,187,539

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

25. Consolidating Financial Information — (Continued)

D. 2011 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
For the Year Ended December 31, 2004
(Restated — See Note 2)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$615,260	$2,121,571	$(75,507)	$2,661,324
Cost of operating revenues	—	—	(515,023)	(1,942,453)	75,507	(2,381,969)

Contract profit	—	—	100,237	179,118	—	279,355

Selling, general and administrative expenses	2,986	—	(54,320)	(177,628)	—	(228,962)
Other income	10,063	53,558	25,967	92,782	(93,987)	88,383
Other deductions and minority interest	(25)	(391)	(92,296)	(15,267)	6,707	(101,272)
Interest expense	(10,096)	(65,453)	(89,154)	(17,199)	87,280	(94,622)
Loss on equity-for debt exchange	—	(164,974)	(10,080)	—	—	(175,054)
Equity in net loss of subsidiaries	(288,222)	(110,913)	(162,670)	—	561,805	—

Loss before income taxes	(285,294)	(288,173)	(282,316)	61,806	561,805	(232,172)
Benefit/(provision) for income taxes	—	—	(5,906)	(47,216)	—	(53,122)

Net loss	(285,294)	(288,173)	(288,222)	14,590	561,805	(285,294)

Other comprehensive income/(loss):
Foreign currency translation adjustment	27,155	27,155	27,155	40,173	(94,483)	27,155
Minimum pension liability adjustment, net of $986 tax benefit	(19,899)	(19,899)	(19,899)	(1,827)	41,625	(19,899)

Net comprehensive (loss)/income	$(278,038)	$(280,917)	$(280,966)	$52,936	$508,947	$(278,038)

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

As discussed in the first paragraph of Note 3 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations and comprehensive loss and of changes in shareholder’s deficit for the year ended December 31, 2004 have been restated.

As discussed in Note 3 to the consolidated financial statements, effective December 29, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

The accompanying financial statements have been prepared assuming the Company and the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 31, 2004 and has a shareholders’ deficit of $525,565,000 at December 31, 2004. The Parent has substantial debt obligations and during 2003 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 30, 2005, except
for the first
paragraph of
Note 3, for which
the date is
May 20, 2005

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands of dollars)

	For the Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002

	(Restated) (See Note 3)

Operating revenues	$2,661,324	$3,723,815	$3,519,177
Cost of operating revenues	(2,381,969)	(3,435,726)	(3,426,910)

Contract profit	279,355	288,089	92,267

Selling, general and administrative expenses	(231,948)	(205,565)	(226,524)
Other income (including interest:
2004—$ 8,832; 2003—$10,130; 2002—$12,251)	88,350	77,493	55,360
Other deductions	(96,347)	(168,432)	(193,083)
Interest expense	(94,556)	(95,415)	(82,929)
Minority interest	(4,900)	(5,715)	(4,981)
Loss on equity-for-debt exchange	(175,054)	—	—

Loss before income taxes	(235,100)	(109,545)	(359,890)
Provision for income taxes	(53,122)	(47,426)	(14,657)

Loss prior to cumulative effect of a change in accounting principle	(288,222)	(156,971)	(374,547)
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	—	—	(150,500)

Net loss	(288,222)	(156,971)	(525,047)
Other comprehensive income/(loss):
Change in gain on derivative instruments designated as cash flow hedges	—	—	(3,834)
Foreign currency translation adjustment	27,155	6,762	22,241
Minimum pension liability adjustment (net of tax (provision)/benefits: 2004—$986; 2003—$(18,886); 2002—$73,418)	(19,899)	58,677	(226,011)

Net comprehensive loss	$(280,966)	$(91,532)	$(732,651)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)

	December 31, 2004	December 26, 2003

	(Restated) (See Note 3)
ASSETS
Current Assets:
Cash and cash equivalents	$291,567	$364,095
Short-term investments	25,775	13,390
Accounts and notes receivable, net:
Trade	388,200	451,010
Other	118,766	105,816
Contracts in process	166,997	166,503
Inventories	7,080	6,790
Prepaid, deferred and refundable income taxes	26,144	37,160
Prepaid expenses	25,239	30,024

Total current assets	1,049,768	1,174,788

Land, buildings and equipment, net	280,305	309,615
Restricted cash	72,844	52,685
Notes and accounts receivable—long-term	7,053	6,776
Investment and advances	158,324	142,559
Goodwill, net	51,812	51,121
Other intangible assets, net	69,690	71,568
Prepaid pension cost and related benefit assets	6,351	7,240
Asbestos-related insurance recovery receivable	332,894	495,400
Other assets	108,254	138,243
Deferred income taxes	50,714	56,947

TOTAL ASSETS	$2,188,009	$2,506,942

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Current installments on long-term debt	$35,214	$21,100
Accounts payable	288,899	305,286
Accrued expenses	319,238	381,376
Estimated costs to complete long-term contracts	458,421	552,754
Advance payment by customers	111,300	50,248
Income taxes	53,110	39,647

Total current liabilities	1,266,182	1,350,411

Accounts payable to affiliate	416,260	—
Long-term debt	531,789	801,972
Notes payable to affiliate	210,000	210,000
Deferred income taxes	7,948	9,092
Pension, postretirement and other employee benefits	271,851	295,133
Asbestos-related liability	447,400	526,200
Other long-term liabilities	139,113	123,517
Deferred accrued mandatorily redeemable preferred security distributions of subsidiary trust	—	38,021
Deferred accrued interest on subordinated deferrable interest debentures	23,460	—
Minority interest	27,052	24,676
Commitments and contingencies

TOTAL LIABILITIES	3,341,055	3,379,022

Shareholder’s Deficit:
Preferred stock Authorized 10,000,000 shares, $0.0001 par value—none outstanding	—	—
Common stock $1.00 par value: authorized 12,000 shares; issued: 2004—12,000 and 2003—12,000	12	12
Paid-in capital	242,601	242,601
Accumulated deficit	(1,098,916)	(810,694)
Accumulated other comprehensive loss	(296,743)	(303,999)

TOTAL SHAREHOLDER’S DEFICIT	(1,153,046)	(872,080)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$2,188,009	$2,506,942

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
(in thousands of dollars)

	December 31, 2004	December 26, 2003	December 27, 2002

	(Restated) (See Note 3)
Common Stock
Balance at beginning of year	$12	$12	$12

Balance at end of year	$12	$12	$12

Paid-in Capital
Balance at beginning of year	$242,601	$242,478	$242,150
Other	—	123	328

Balance at end of year	$242,601	$242,601	$242,478

Accumulated Deficit
Balance at beginning of year	$(810,694)	$(653,723)	$(128,676)
Net loss for the year	(288,222)	(156,971)	(525,047)

Balance at end of year	$(1,098,916)	$(810,694)	$(653,723)

Accumulated Other Comprehensive Loss
Balance at beginning of year	$(303,999)	$(369,438)	$(161,834)
Change in net gain on derivative instruments designated as cash flow hedges	—	—	(3,834)
Change in accumulated translation adjustment during the year	27,155	6,762	22,241
Minimum pension liability (net of tax (provision)/benefits: 2004—$986; 2003—$(18,886); 2002—$73,418)	(19,899)	58,677	(226,011)

Balance at end of year	$(296,743)	$(303,999)	$(369,438)

Total Shareholder’s Deficit	$(1,153,046)	$(872,080)	$(780,671)

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

2. Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, including those resulting from asbestos-related liabilities, as well as the Company’s ability to maintain credit facilities and bonding capacity adequate to conduct its business. The Company incurred significant operating losses in each of the years in the three-year period ended December 31, 2004, and has a shareholder’s deficit of $1,153,046 as of December 31, 2004.

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

3. Summary of Significant Accounting Policies

Restatement — Subsequent to the original filing of Foster Wheeler Ltd.’s 2004 Form 10-K, the Company concluded that its consolidated financial statements for the year ended December 31, 2004 should be restated to correct an error in the Company’s December 31, 2004 pension valuation used in the preparation of the December 31, 2004 consolidated financial statements. The error relates to the Company’s domestic pension plan and resulted in an understatement of the pension benefit obligation, funding liability and pension contributions for plan year 2004, and understated pension liabilities and comprehensive loss reported in the

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

2004 Form 10-K. A summary of the financial statement line items affected by the restatement on the Company’s consolidated balance sheet and consolidated statement of operations and comprehensive loss is presented below.

	December 31, 2004, As Previously Reported	December 31, 2004, Restated

Consolidated Balance Sheet:
Current Liabilities:
Accrued expenses	$312,938	$319,238
Total current liabilities	1,259,882	1,266,182
Pension, postretirement and other employee benefits	265,869	271,851
Total Liabilities	3,328,773	3,341,055

Shareholder’s Deficit:
Accumulated other comprehensive loss	(284,461)	(296,743)
Total Shareholder’s Deficit	(1,140,764)	(1,153,046)
Total Liabilities and Shareholder’s Deficit	2,188,009	2,188,009

Consolidated Statement of Operations and Comprehensive Loss:
Minimum pension liability adjustment	$(7,617)	$(19,899)
Net comprehensive loss	(268,684)	(280,966)

There was no impact on the Company’s consolidated statement of cash flows. However, the Company’s estimated domestic pension plan contributions, previously reported to be $20,400 for calendar 2005 increased to $26,700 as a result of the error. Based on the revised actuarial valuation, the Company still expects that no further domestic pension plan contributions will be due after 2009.

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

The Foster Wheeler Coque Verde debt of $35,126 represents senior secured notes. The notes bear interest at 11.443%, due annually April 15, 2004 through 2015, and mature on April 15, 2015. The notes are collateralized by certain revenues and assets of a special-purpose subsidiary, which is the indirect owner of the project in Chile.

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

Through the year ended December 31, 2004, the Company recognized a cumulative minimum liability in its financial statements for both domestic and foreign underfunded plans in the amount of $312,872 resulting in a cumulative pretax charge to Other Comprehensive Loss. This represents an increase in the minimum liability of $1,126 from the prior year, including the impact of foreign currency translation. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pensions and Other Postretirement Benefits — (Continued)

The following charts contain the disclosures for pension benefits for the years 2004, 2003 and 2002.

	For the Year Ended December 31, 2004				For the Year Ended December 26, 2003

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Projected Benefit Obligation (PBO):
PBO at beginning of period	$311,102	$548,680	$20,437	$880,219	$321,793	$470,372	$17,362	$809,527
Service cost	—	17,859	254	18,113	1,565	12,835	235	14,635
Interest cost	17,867	30,365	1,222	49,454	19,062	26,622	1,177	46,861
Plan participants’ contributions	—	8,107	—	8,107	—	7,147	—	7,147
Plan amendments	—	—	—	—	—	1,961	—	1,961
Actuarial loss/(gain)	29,733	(632)	903	30,004	31,350	(36)	194	31,508
Benefits paid	(21,847)	(23,360)	(1,681)	(46,888)	(22,166)	(20,618)	(1,454)	(44,238)
Curtailments	—	—	—	—	(35,719)	—	—	(35,719)
Special termination benefits/other	(1,942)	778	—	(1,164)	(4,783)	993	—	(3,790)
Foreign currency exchange rate changes	—	49,306	2,039	51,345	—	49,404	2,923	52,327

PBO at end of period	$334,913	$631,103	$23,174	$989,190	$311,102	$548,680	$20,437	$880,219

Plan Assets:
Fair value of plan assets at beginning of period	$194,035	$396,062	$17,927	$608,024	$166,381	$294,975	$15,302	$476,658
Actual return on plan assets	24,712	47,272	1,395	73,379	38,467	50,151	1,561	90,179
Employer contributions	29,245	28,510	—	57,755	13,688	26,721	—	40,409
Plan participants’ contributions	—	8,107	—	8,107	—	7,147	—	7,147
Benefits paid	(21,847)	(23,360)	(1,681)	(46,888)	(22,166)	(20,618)	(1,454)	(44,238)
Other	(2,647)	867	(70)	(1,850)	(2,335)	2,855	(53)	467
Foreign currency exchange rate changes	—	37,344	1,717	39,061	—	34,831	2,571	37,402

Fair value of plan assets at end of period	$223,498	$494,802	$19,288	$737,588	$194,035	$396,062	$17,927	$608,024

Funded status:
Funded status	$(111,415)	$(136,301)	$(3,886)	$(251,602)	$(117,067)	$(152,618)	$(2,510)	$(272,195)
Unrecognized net actuarial loss	129,708	246,371	7,170	383,249	111,637	259,783	6,149	377,569
Unrecognized prior service cost	—	7,623	1,050	8,673	—	8,686	1,046	9,732
Adjustment for the minimum liability	(129,708)	(175,486)	(7,678)	(312,872)	(111,637)	(193,635)	(6,474)	(311,746)

Accrued benefit cost	$(111,415)	$(57,793)	$(3,344)	$(172,552)	$(117,067)	$(77,784)	$(1,789)	$(196,640)

	For the Year Ended December 31, 2004				For the Year Ended December 26, 2003				For the Year Ended December 27, 2002

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Net Periodic Benefit Cost:
Service cost	$—	$17,859	$254	$18,113	$1,565	$12,835	$236	$14,636	$12,154	$12,161	$213	$24,528
Interest cost	17,867	30,365	1,222	49,454	19,062	26,622	1,177	46,861	20,372	19,408	1,094	40,874
Expected return on plan assets	(15,603)	(31,081)	(1,315)	(47,999)	(14,356)	(23,179)	(1,301)	(38,836)	(16,943)	(24,261)	(1,496)	(42,700)
Amortization of transition asset	—	(68)	76	8	—	—	71	71	—	—	63	63
Amortization of prior service cost	—	1,686	15	1,701	182	1,446	15	1,643	458	1,339	13	1,810
Other	4,059	17,705	430	22,194	11,795	19,886	425	32,106	7,113	8,279	61	15,453

SFAS No. 87 net periodic benefit cost	6,323	36,466	682	43,471	18,248	37,610	623	56,481	23,154	16,926	(52)	40,028
SFAS No. 88 cost*	1,390	—	—	1,390	1,108	—	—	1,108	1,908	—	—	1,908

Total net periodic benefit cost	$7,713	$36,466	$682	$44,861	$19,356	$37,610	$623	$57,589	$25,062	$16,926	$(52)	$41,936

Weighted Average Assumptions—Net
Periodic Benefit Cost:
Discount rate	6.00%	5.45%	6.00%		6.00%	5.60%	6.25%		7.40%	5.75%	7.00%
Long-term rate of return	8.00%	7.34%	8.00%		8.50%	7.50%	8.00%		8.50%	8.00%	9.00%
Salary scale	0.00%	3.04%	5.00%		0.00%	3.30%	5.00%		4.00%	4.00%	5.00%
Weighted Average Assumptions—Benefit Obligations:
Discount rate	5.48%	5.43%	6.00%		6.00%	5.40%	6.00%		6.60%	5.60%	6.25%
Salary scale	0.00%	3.32%	4.00%		4.00%	3.00%	5.00%		5.00%	3.30%	5.00%

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

Accumulated benefit obligation

The accumulated benefit obligation (“ABO”) for the Company’s plans totaled approximately $915,100 and $811,800 at year-end 2004 and 2003, respectively. As previously discussed, the Company has recorded a net cumulative charge to other comprehensive loss for the years 2000 through 2004 due to the ABO exceeding the fair value of plan assets.

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

Contributions

The Company expects to contribute a total of approximately $26,700 to its domestic pension plans and approximately $30,700 to its foreign pension plans in 2005. The contributions to the domestic pension plans are expected to approximate $24,600 in 2006, $17,900 in 2007, $11,600 in 2008, $3,700 in 2009 and zero each year thereafter.

Estimated future benefit payments

The following benefit payments, which reflect expected future service, are expected to be paid on the defined benefit plans.

	United States	United Kingdom	Canada	Total

2005	$20,521	$24,465	$1,634	$46,620
2006	20,661	26,381	1,711	48,753
2007	20,790	26,817	1,739	49,346
2008	21,205	31,315	1,759	54,279
2009	21,508	36,038	1,760	59,306
2010-2014	111,170	223,671	8,382	343,223

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

	Maximum Potential Payment	Carrying Amount of Liability as of December 31, 2004	Carrying Amount of Liability as of December 26, 2003

Environmental indemnifications	No limit	$5,300	$5,300
Tax indemnifications	No limit	$—	—

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

As discussed in the first paragraph of Note 3 to the consolidated financial statements, the accompanying statement of financial position as of December 31, 2004 and the related consolidated statements of operations and comprehensive loss and of changes in member’s deficit for the year ended December 31, 2004 have been restated.

As discussed in Note 3 to the consolidated financial statements, effective December 29, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

The accompanying financial statements have been prepared assuming the Company and the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 31, 2004 and has a shareholders’ deficit of $525,565,000 at December 31, 2004. The Parent has substantial debt obligations and during 2003 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 30, 2005, except
for the first
paragraph of
Note 3, for which
the date is
May 20, 2005

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands of dollars)

	For the Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002

	(Restated) (See Note 3)

Operating revenues	$2,661,324	$3,723,815	$3,519,177
Cost of operating revenues	(2,381,969)	(3,435,726)	(3,426,910)

Contract profit	279,355	288,089	92,267

Selling, general and administrative expenses	(231,948)	(205,565)	(226,524)
Other income (including interest:
2004—$ 8,832; 2003—$10,130; 2002—$12,251)	88,422	77,493	55,360
Other deductions	(96,304)	(168,416)	(193,043)
Interest expense	(94,622)	(95,413)	(82,928)
Minority interest	(4,900)	(5,715)	(4,981)
Loss on equity-for-debt exchange	(175,054)	—	—

Loss before income taxes	(235,051)	(109,527)	(359,849)
Provision for income taxes	(53,122)	(47,426)	(14,657)

Loss prior to cumulative effect of a change in accounting principle	(288,173)	(156,953)	(374,506)
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	—	—	(150,500)

Net loss	(288,173)	(156,953)	(525,006)
Other comprehensive income/(loss):
Change in gain on derivative instruments designated as cash flow hedges	—	—	(3,834)
Foreign currency translation adjustment	27,155	6,762	22,241
Minimum pension liability adjustment (net of tax (provision)/benefits: 2004—$986; 2003—$(18,886); 2002—$73,418)	(19,899)	58,677	(226,011)

Net comprehensive loss	$(280,917)	$(91,514)	$(732,610)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in thousands of dollars)

	December 31, 2004	December 26, 2003

	(Restated) (See Note 3)
ASSETS
Current Assets:

Cash and cash equivalents	$291,567	$364,095
Short-term investments	25,775	13,390
Accounts and notes receivable, net:
Trade	388,200	451,010
Other	118,871	105,889
Contracts in process	166,997	166,503
Inventories	7,080	6,790
Prepaid, deferred and refundable income taxes	26,144	37,160
Prepaid expenses	25,239	30,024

Total current assets	1,049,873	1,174,861

Land, buildings and equipment, net	280,305	309,615
Restricted cash	72,844	52,685
Notes and accounts receivable—long-term	7,053	6,776
Investment and advances	158,324	142,559
Goodwill, net	51,812	51,121
Other intangible assets, net	69,690	71,568
Prepaid pension cost and related benefit assets	6,351	7,240
Asbestos-related insurance recovery receivable	332,894	495,400
Other assets	108,254	138,243
Deferred income taxes	50,714	56,947

TOTAL ASSETS	$2,188,114	$2,507,015

LIABILITIES AND MEMBER’S DEFICIT

Current Liabilities:

Current installments on long-term debt	$35,214	$21,100
Accounts payable	288,899	305,286
Accrued expenses	319,215	381,370
Estimated costs to complete long-term contracts	458,421	552,754
Advance payment by customers	111,300	50,248
Income taxes	53,117	39,654

Total current liabilities	1,266,166	1,350,412

Accounts payable to affiliate	416,260	—
Long-term debt	531,789	801,972
Notes payable to affiliate	210,000	210,000
Deferred income taxes	7,948	9,092
Pension, postretirement and other employee benefits	271,851	295,133
Asbestos-related liability	447,400	526,200
Other long-term liabilities	139,113	123,517
Deferred accrued mandatorily redeemable preferred security distributions of subsidiary trust	—	38,021
Deferred accrued interest on subordinated deferrable interest debentures	23,460	—
Minority interest	27,052	24,676
Commitments and contingencies

TOTAL LIABILITIES	3,341,039	3,379,023

Member’s Deficit:
Membership interests and contributed capital	242,613	242,613
Accumulated deficit	(1,098,795)	(810,622)
Accumulated other comprehensive loss	(296,743)	(303,999)

TOTAL MEMBER’S DEFICIT	(1,152,925)	(872,008)

TOTAL LIABILITIES AND MEMBER’S DEFICIT	$2,188,114	$2,507,015

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S DEFICIT
(in thousands of dollars)

	December 31, 2004	December 26, 2003	December 27, 2002

	(Restated) (See Note 3)
Membership Interests
Balance at beginning of year	$1	$1	$1

Balance at end of year	$1	$1	$1

Contributed Capital
Balance at beginning of year	$242,612	$242,489	$242,161
Other	—	123	328

Balance at end of year	$242,612	$242,612	$242,489

Accumulated Deficit
Balance at beginning of year	$(810,622)	$(653,669)	$(128,663)
Net loss for the year	(288,173)	(156,953)	(525,006)
Cash dividends paid

Balance at end of year	$(1,098,795)	$(810,622)	$(653,669)

Accumulated Other Comprehensive Loss
Balance at beginning of year	$(303,999)	$(369,438)	$(161,834)
Change in net gain on derivative instruments designated as cash flow hedges	—	—	(3,834)
Change in accumulated translation adjustment during the year	27,155	6,762	22,241
Minimum pension liability (net of tax (provision)/benefits:
2004—$986; 2003—$(18,886); 2002—$73,418)	(19,899)	58,677	(226,011)

Balance at end of year	$(296,743)	$(303,999)	$(369,438)

Total Member’s Deficit	$(1,152,925)	$(872,008)	$(780,617)

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

2. Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, including those resulting from asbestos-related liabilities, as well as the Company’s ability to maintain credit facilities and bonding capacity adequate to conduct its business. The Company incurred significant operating losses in each of the years in the three-year period ended December 31, 2004, and has a member’s deficit of $1,152,925 as of December 31, 2004.

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

3. Summary of Significant Accounting Policies

Restatement — Subsequent to the original filing of Foster Wheeler Ltd.’s 2004 Form 10-K, the Company concluded that its consolidated financial statements for the year ended December 31, 2004 should be restated to correct an error in the Company’s December 31, 2004 pension valuation used in the preparation of the December 31, 2004 consolidated financial statements. The error relates to the Company’s domestic pension plan and resulted in an understatement of the pension benefit obligation, funding liability and pension contributions for plan year 2004, and understated pension liabilities and comprehensive loss reported in the

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

2004 Form 10-K. A summary of the financial statement line items affected by the restatement on the Company’s consolidated statement of financial position and consolidated statement of operations and comprehensive loss is presented below.

	December 31, 2004, As Previously Reported	December 31, 2004, Restated

Consolidated Statement of Financial Position:
Current Liabilities:
Accrued expenses	$312,915	$319,215
Total current liabilities	1,259,866	1,266,166
Pension, postretirement and other employee benefits	265,869	271,851
Total Liabilities	3,328,757	3,341,039

Member’s Deficit:
Accumulated other comprehensive loss	(284,461)	(296,743)
Total Member’s Deficit	(1,140,643)	(1,152,925)
Total Liabilities and Member’s Deficit	2,188,114	2,188,114

Consolidated Statement of Operations and Comprehensive Loss:
Minimum pension liability adjustment	$(7,617)	$(19,899)
Net comprehensive loss	(268,635)	(280,917)

There was no impact on the Company’s consolidated statement of cash flows. However, the Company’s estimated domestic pension plan contributions, previously reported to be $20,400 for calendar 2005 increased to $26,700 as a result of the error. Based on the revised actuarial valuation, the Company still expects that no further domestic pension plan contributions will be due after 2009.

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

      The Foster Wheeler Coque Verde debt of $35,126 represents senior secured notes. The notes bear interest at 11.443%, due annually April 15, 2004 through 2015, and mature on April 15, 2015. The notes are collateralized by certain revenues and assets of a special-purpose subsidiary, which is the indirect owner of the project in Chile.

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

Through the year ended December 31, 2004, the Company recognized a cumulative minimum liability in its financial statements for both domestic and foreign underfunded plans in the amount of $312,872 resulting in a cumulative pretax charge to Other Comprehensive Loss. This represents an increase in the minimum liability of $1,126 from the prior year, including the impact of foreign currency translation. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

10. Pensions and Other Postretirement Benefits — (Continued)

The following charts contain the disclosures for pension benefits for the years 2004, 2003 and 2002.

	For the Year Ended December 31, 2004				For the Year Ended December 26, 2003

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Projected Benefit Obligation (PBO):
PBO at beginning of period	$311,102	$548,680	$20,437	$880,219	$321,793	$470,372	$17,362	$809,527
Service cost	—	17,859	254	18,113	1,565	12,835	235	14,635
Interest cost	17,867	30,365	1,222	49,454	19,062	26,622	1,177	46,861
Plan participants’ contributions	—	8,107	—	8,107	—	7,147	—	7,147
Plan amendments	—	—	—	—	—	1,961	—	1,961
Actuarial loss/(gain)	29,733	(632)	903	30,004	31,350	(36)	194	31,508
Benefits paid	(21,847)	(23,360)	(1,681)	(46,888)	(22,166)	(20,618)	(1,454)	(44,238)
Curtailments	—	—	—	—	(35,719)	—	—	(35,719)
Special termination benefits/other	(1,942)	778	—	(1,164)	(4,783)	993	—	(3,790)
Foreign currency exchange rate changes	—	49,306	2,039	51,345	—	49,404	2,923	52,327

PBO at end of period	$334,913	$631,103	$23,174	$989,190	$311,102	$548,680	$20,437	$880,219

Plan Assets:
Fair value of plan assets at beginning of period	$194,035	$396,062	$17,927	$608,024	$166,381	$294,975	$15,302	$476,658
Actual return on plan assets	24,712	47,272	1,395	73,379	38,467	50,151	1,561	90,179
Employer contributions	29,245	28,510	—	57,755	13,688	26,721	—	40,409
Plan participants’ contributions	—	8,107	—	8,107	—	7,147	—	7,147
Benefits paid	(21,847)	(23,360)	(1,681)	(46,888)	(22,166)	(20,618)	(1,454)	(44,238)
Other	(2,647)	867	(70)	(1,850)	(2,335)	2,855	(53)	467
Foreign currency exchange rate changes	—	37,344	1,717	39,061	—	34,831	2,571	37,402

Fair value of plan assets at end of period	$223,498	$494,802	$19,288	$737,588	$194,035	$396,062	$17,927	$608,024

Funded Status:
Funded status	$(111,415)	$(136,301)	$(3,886)	$(251,602)	$(117,067)	$(152,618)	$(2,510)	$(272,195)
Unrecognized net actuarial loss	129,708	246,371	7,170	383,249	111,637	259,783	6,149	377,569
Unrecognized prior service cost	—	7,623	1,050	8,673	—	8,686	1,046	9,732
Adjustment for the minimum liability	(129,708)	(175,486)	(7,678)	(312,872)	(111,637)	(193,635)	(6,474)	(311,746)

Accrued benefit cost	$(111,415)	$(57,793)	$(3,344)	$(172,552)	$(117,067)	$(77,784)	$(1,789)	$(196,640)

	For the Year Ended December 31, 2004				For the Year Ended December 26, 2003				For the Year Ended December 27, 2002

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Net Periodic Benefit Cost:
Service cost	$—	$17,859	$254	$18,113	$1,565	$12,835	$236	$14,636	$12,154	$12,161	$213	$24,528
Interest cost	17,867	30,365	1,222	49,454	19,062	26,622	1,177	46,861	20,372	19,408	1,094	40,874
Expected return on plan assets	(15,603)	(31,081)	(1,315)	(47,999)	(14,356)	(23,179)	(1,301)	(38,836)	(16,943)	(24,261)	(1,496)	(42,700)
Amortization of transition asset	—	(68)	76	8	—	—	71	71	—	—	63	63
Amortization of prior service cost	—	1,686	15	1,701	182	1,446	15	1,643	458	1,339	13	1,810
Other	4,059	17,705	430	22,194	11,795	19,886	425	32,106	7,113	8,279	61	15,453

SFAS No. 87 net periodic benefit cost	6,323	36,466	682	43,471	18,248	37,610	623	56,481	23,154	16,926	(52)	40,028
SFAS No. 88 cost*	1,390	—	—	1,390	1,108	—	—	1,108	1,908	—	—	1,908

Total net periodic benefit cost	$7,713	$36,466	$682	$44,861	$19,356	$37,610	$623	$57,589	$25,062	$16,926	$(52)	$41,936

Weighted-Average Assumptions—Net Periodic Benefit Cost:
Discount rate	6.00%	5.45%	6.00%		6.00%	5.60%	6.25%		7.40%	5.75%	7.00%
Long-term rate of return	8.00%	7.34%	8.00%		8.50%	7.50%	8.00%		8.50%	8.00%	9.00%
Salary scale	0.00%	3.04%	5.00%		0.00%	3.30%	5.00%		4.00%	4.00%	5.00%

Weighted-Average Assumptions— Benefit Obligations:
Discount rate	5.48%	5.43%	6.00%		6.00%	5.40%	6.00%		6.60%	5.60%	6.25%
Salary scale	0.00%	3.32%	4.00%		4.00%	3.00%	5.00%		5.00%	3.30%	5.00%

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

Accumulated benefit obligation

The accumulated benefit obligation (“ABO”) for the Company’s plans totaled approximately $915,100 and $811,800 at year-end 2004 and 2003, respectively. As previously discussed, the Company has recorded a net cumulative charge to other comprehensive loss for the years 2000 through 2004 due to the ABO exceeding the fair value of plan assets.

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

Contributions

The Company expects to contribute a total of approximately $26,700 to its domestic pension plans and approximately $30,700 to its foreign pension plans in 2005. The contributions to the domestic pension plans are expected to approximate $24,600 in 2006, $17,900 in 2007, $11,600 in 2008, $3,700 in 2009 and zero each year thereafter.

Estimated future benefit payments

The following benefit payments, which reflect expected future service, are expected to be paid on the defined benefit plans.

	United States	United Kingdom	Canada	Total

2005	$20,521	$24,465	$1,634	$46,620
2006	20,661	26,381	1,711	48,753
2007	20,790	26,817	1,739	49,346
2008	21,205	31,315	1,759	54,279
2009	21,508	36,038	1,760	59,306
2010-2014	111,170	223,671	8,382	343,223

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

The accompanying financial statements have been prepared assuming the Company and the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 31, 2004 and has a shareholders’ deficit of $525,565,000 at December 31, 2004. The Parent has substantial debt obligations and during 2004 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Liquidity and Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is largely dependent on Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd. and the Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s and the Company’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, including those resulting from asbestos-related liabilities, as well as Foster Wheeler Ltd.’s ability to maintain credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. incurred significant operating losses in each of the years in the three-year period ended December 31, 2004, and has a shareholders’ deficit of $525,565 as of December 31, 2004.

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

The accompanying financial statements have been prepared assuming the Company and the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 31, 2004 and has a shareholders’ deficit of $525,565,000 at December 31, 2004. The Parent has substantial debt obligations and during 2004 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Liquidity and Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is largely dependent on Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd. and the Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s and the Company’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, including those resulting from asbestos-related liabilities, as well as Foster Wheeler Ltd.’s ability to maintain credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. incurred significant operating losses in each of the years in the three-year period ended December 31, 2004, and has a shareholders’ deficit of $525,565 as of December 31, 2004.

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

The accompanying financial statements have been prepared assuming the Company and the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 31, 2004 and has a shareholders’ deficit of $525,565,000 at December 31, 2004. The Parent has substantial debt obligations and during 2004 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
(in thousands of dollars)

	December 31,
	2004	2003	2002

Common Stock
Balance at beginning and end of year	$7,280	$7,280	$7,280

Capitalization of Intercompany Notes Receivable
Balance at beginning of year	(66,251)	(41,259)	(50,829)
Current year activity	(16,026)	(24,992)	9,570

Balance at end of year	(82,277)	(66,251)	(41,259)

Accumulated Deficit
Balance at beginning of year	(117,287)	(111,662)	(68,589)
Adjustment for Foster Wheeler Energia S.A. (see Note 3)	3,589	—	—
Net earnings/(loss) for the year	25,725	(5,625)	(43,073)

Balance at end of year	(87,973)	(117,287)	(111,662)

Accumulated Other Comprehensive Loss
Balance at beginning of year	(167,149)	(196,383)	(67,018)
Change in net gain on derivative instruments designated as cash flow hedges (net of taxes of $(298) in 2002)	—	—	553
Change in accumulated translation adjustment during the year	32,137	(14,824)	36,462
Minimum pension liability adjustment (net of tax benefit/(provision): $202 in 2004, $(18,763) in 2003 and $71,305 in 2002)	(421)	44,058	(166,380)

Balance at end of year	(135,433)	(167,149)	(196,383)

Total Shareholder’s Deficit	$(298,403)	$(343,407)	$(342,024)

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

2. Liquidity and Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is largely dependent on Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd. and the Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s and the Company’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, including those resulting from asbestos-related liabilities, as well as Foster Wheeler Ltd.’s ability to maintain credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. incurred significant operating losses in each of the years in the three-year period ended December 31, 2004, and has a shareholders’ deficit of $525,565 as of December 31, 2004.

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

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

9. Income Taxes — (Continued)

The provision for income taxes on those earnings/(loss) was as follows:

	2004	2003	2002

Current tax expense	$(31,170)	$(22,356)	$(8,355)
Deferred tax benefit	5,488	8,560	12,194

Total (provision)/benefit for income taxes	$(25,682)	$(13,796)	$3,839

Deferred tax assets/(liabilities) consist of the following:

	2004	2003

Net operating loss carryforwards	$16,176	$15,357
Valuation allowance	(30,251)	(29,777)
Fixed assets and operating leases	30,747	27,718
Pension	17,359	23,514
Other	12,453	12,819
Difference between book and tax recognition of income	167	74
Contract and bonus reserve	18,370	20,330

Net deferred tax assets/(liabilities)	$65,021	$70,035

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

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands of dollars)

18. Related Party Transactions — (Continued)

Also reflected in the balance sheet, due to the uncertainty of collection based on the going concern issues addressed in Note 2, the Company reduced intercompany notes receivable and charged shareholder’s deficit for its notes receivable from U.S. affiliates. The year- over-year change is reflected in the Consolidated Statement of Changes in Shareholder’s Deficit and the Consolidated Statement of Cash Flows. The impact on shareholder’s deficit was a reduction of $82,277 and $66,251 at December 31, 2004 and 2003, respectively.

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

The accompanying financial statements have been prepared assuming the Partnership and the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 31, 2004 and has a shareholders’ deficit of $525,565,000 at December 31, 2004. The Parent has substantial debt obligations and during 2004 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. These matters raise substantial doubt about the Partnership’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Liquidity and Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership’s ability to continue as a going concern is largely dependent on Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd. and the Partnership may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s and the Partnership’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, including those resulting from asbestos-related liabilities, as well as Foster Wheeler Ltd.’s ability to maintain credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. incurred significant operating losses in each of the years in the three-year period ended December 31, 2004, and has a shareholders’ deficit of $525,565 as of December 31, 2004.

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

The accompanying financial statements have been prepared assuming the Company and the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 31, 2004 and has a shareholders’ deficit of $525,565,000 at December 31, 2004. The Parent has substantial debt obligations and during 2004 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Liquidity and Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is largely dependent on Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd. and the Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s and the Company’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, including those resulting from asbestos-related liabilities, as well as Foster Wheeler Ltd.’s ability to maintain credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. incurred significant operating losses in each of the years in the three-year period ended December 31, 2004, and has a shareholders’ deficit of $525,565 as of December 31, 2004.

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

The accompanying financial statements have been prepared assuming the Company and the Parent will continue as a going concern. As discussed in Note 2 to the financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 31, 2004 and has a shareholders’ deficit of $525,565,000 at December 31, 2004. The Parent has substantial debt obligations and during 2004 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent’s ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. These matters raise substantial doubt about the Company’s and the Parent’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Liquidity and Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is largely dependent on Foster Wheeler Ltd.’s ability to continue as a going concern. Foster Wheeler Ltd. and the Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s and the Company’s ability to operate profitably, to generate cash flows from operations, collections of receivables to fund its obligations, including those resulting from asbestos-related liabilities, as well as Foster Wheeler Ltd.’s ability to maintain credit facilities and bonding capacity adequate to conduct its business. Foster Wheeler Ltd. incurred significant operating losses in each of the years in the three-year period ended December 31, 2004, and has a shareholders’ deficit of $525,565 as of December 31, 2004.

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

As of the end of the fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15(e) under the Exchange Act) pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, and as of December 31, 2004, the Company’s chief executive officer along with the chief financial officer concluded, at the reasonable assurance level, that the Company’s disclosure controls and procedures were not effective as of December 31, 2004 because of the material weakness discussed below. In light of the material weakness, the Company performed additional analysis and other procedures to ensure the consolidated financial statements included in this annual report on Form 10-K/A were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented. The Company also considered the actuarial error discussed below and in Note 2 to the consolidated financial statements in its evaluation and concluded the error did not change the conclusion reached on the effectiveness of the Company’s disclosure controls and procedures or, as more fully discussed below, its internal control over financial reporting at December 31, 2004, as originally reported in Item 9A of the annual report on Form 10-K filed on March 31, 2005.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Back to Contents

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

Based on the evaluation under the framework in Internal Control — Integrated Framework issued by the COSO, management concluded that internal control over financial reporting was not effective as of December 31, 2004 because of the material weakness disclosed above.

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

Back to Contents

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

Management’s Consideration of the Restatement of the Consolidated Financial Statements on its Internal Control over Financial Reporting as of December 31, 2004

In coming to the conclusion that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2004, management’s conclusion was based on its evaluation of the material weakness described above. Management also reviewed its assessment of internal control over financial reporting and disclosure controls and procedures in light of the external actuary’s error in the calculation of the pension benefit obligation for the year ended December 31, 2004, which resulted in the restatement of the previously issued consolidated financial statements as disclosed in Note 2 to the accompanying consolidated financial statements (and as described below), but concluded that the error was not in itself a result of a material weakness. In reaching this conclusion, management reviewed and analyzed the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and considered (i) the restatement adjustment had no impact on consolidated net loss or consolidated net loss per share on either the fourth quarter 2004 interim period or the 2004 annual period; (ii) the restatement adjustment did not have a material impact on the consolidated financial statements of the fourth quarter 2004 interim period or the 2004 annual period; (iii) the impact of the restatement adjustment on shareholders’ deficit was not material to the 2004 annual consolidated financial statements or to the fourth quarter 2004 interim period; and (iv) the Company decided to restate its previously issued consolidated financial statements solely because the cumulative impact of the error, if recorded in the first quarter of 2005, would have been material to that quarter’s comprehensive income and may be material to the 2005 annual consolidated financial statements.

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

Back to Contents

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

FOSTER WHEELER LTD. (Registrant)

Date: May 20, 2005	BY:	/s/ LISA FRIES GARDNER

Lisa Fries Gardner Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed, as of May 20, 2005, by the following persons on behalf of the Registrant, in the capacities indicated.

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