Form 10-Q
period 2005-07-01
FOSTER WHEELER LTD
filed 2005-08-10
CIK 1130385

Click here to Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 44,946,132 shares of the Company’s common stock ($0.01 par value) were outstanding as of August 3, 2005.

Click here to Cover

FOSTER WHEELER LTD.
INDEX

Back to Index

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands of dollars, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended

	July 1,	June 25,	July 1,	June 25,
	2005	2004	2005	2004

Operating revenues	$526,018	$635,019	$1,049,083	$1,301,378
Cost of operating revenues	(415,892)	(528,994)	(860,946)	(1,120,141)

Contract profit	110,126	106,025	188,137	181,237

Selling, general and administrative expenses	(58,086)	(56,458)	(113,303)	(113,642)
Other income	16,821	30,091	29,331	53,740
Other deductions	(12,031)	(2,428)	(22,367)	(8,545)
Interest expense	(14,074)	(25,648)	(28,822)	(51,080)
Minority interest	(1,777)	(1,989)	(2,786)	(2,971)

Income before income taxes	40,979	49,593	50,190	58,739
Provision for income taxes	(13,100)	(19,758)	(21,071)	(33,202)

Net income	27,879	29,835	29,119	25,537
Other comprehensive income/(loss):
Foreign currency translation adjustment	281	(5,694)	1,989	(9,698)

Net comprehensive income	$28,160	$24,141	$31,108	$15,839

Earnings per common share:
Basic	$0.63	$14.53	$0.66	$12.44

Diluted	$0.55	$12.28	$0.57	$11.95

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)
(unaudited)

	July 1, 2005	December 31, 2004

		(Restated) (See Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$270,338	$291,567
Short-term investments	—	25,775
Accounts and notes receivable, net	471,329	506,496
Contracts in process and inventories	146,656	174,077
Prepaid, deferred and refundable income taxes	21,589	26,144
Prepaid expenses	27,767	25,239

Total current assets	937,679	1,049,298

Land, buildings and equipment, net	264,591	280,305
Restricted cash	56,078	72,844
Notes and accounts receivable — long-term	6,359	7,053
Investment and advances	167,491	158,324
Goodwill, net	51,126	51,812
Other intangible assets, net	66,128	69,690
Prepaid pension cost and related benefit assets	6,123	6,351
Asbestos-related insurance recovery receivable	305,082	332,894
Other assets	100,950	108,254
Deferred income taxes	49,918	50,714

TOTAL ASSETS	$2,011,525	$2,187,539

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Current installments on long-term debt	$35,896	$35,214
Accounts payable	253,124	288,899
Accrued expenses	292,853	314,529
Estimated costs to complete long-term contracts	354,820	458,421
Advance payment by customers	112,522	111,300
Income taxes	63,853	53,058

Total current liabilities	1,113,068	1,261,421

Long-term debt	524,635	534,859
Deferred income taxes	19,816	7,948
Pension, postretirement and other employee benefits	262,410	271,851
Asbestos-related liability	399,588	447,400
Other long-term liabilities and minority interest	154,477	166,165
Deferred accrued interest on subordinated deferrable interest debentures	27,729	23,460
Commitments and contingencies

TOTAL LIABILITIES	2,501,723	2,713,104

Shareholders' Deficit:
Preferred shares:
$0.01 par value; authorized 909,433 shares; issued: 2005 - 9,377 shares and 2004 - 75,484 shares	—	1
Common shares:
$0.01 par value; authorized 74,386,015 shares; issued: 2005 - 44,839,857 shares and 2004 - 40,542,898 shares	448	405
Paid-in capital	883,125	883,167
Accumulated deficit	(1,067,229)	(1,096,348)
Accumulated other comprehensive loss	(294,754)	(296,743)
Unearned compensation	(11,788)	(16,047)

TOTAL SHAREHOLDERS' DEFICIT	(490,198)	(525,565)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$2,011,525	$2,187,539

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN SHAREHOLDERS' DEFICIT
(in thousands of dollars, except share data)
(unaudited)

	Six Months Ended July 1, 2005

	Shares	Amount

Preferred Shares:
Balance at December 31, 2004	75,484	$1
Conversion of preferred shares into common shares	(66,107)	(1)

Balance at July 1, 2005	9,377	$—

Common Shares:
Balance at December 31, 2004	40,542,898	$405
Conversion of preferred shares into common shares	4,296,959	43

Balance at July 1, 2005	44,839,857	$448

Paid-in Capital:
Balance at December 31, 2004		$883,167
Conversion of preferred shares into common shares		(42)

Balance at July 1, 2005		$883,125

Accumulated Deficit:
Balance at December 31, 2004 (Restated, See Note 2)		$(1,096,348)
Net income for the period		29,119

Balance at July 1, 2005		$(1,067,229)

Accumulated Other Comprehensive Loss:
Balance at December 31, 2004 (Restated, See Note 2)		$(296,743)
Change in accumulated translation adjustment during the period		1,989

Balance at July 1, 2005		$(294,754)

Unearned Compensation:
Balance at December 31, 2004		$(16,047)
Amortization of unearned compensation		4,259

Balance at July 1, 2005		$(11,788)

Total Shareholders' Deficit at July 1, 2005		$(490,198)

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars, except share data)
(unaudited)

	Six Months Ended

	July 1, 2005	June 25, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(22,626)	$(16,097)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	13,270	(4,962)
Capital expenditures	(3,689)	(3,928)
Proceeds from sale of assets	1,861	16,906
Increase in investments and advances	(440)	—
Decrease/(increase) in short-term investments	24,424	(11,650)

Net cash provided by/(used in) investing activities	35,426	(3,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Partnership distributions to minority shareholders	(2,233)	(2,663)
Payment of deferred financing costs	(13,400)	—
Decrease in short-term debt	—	(121)
Repayment of long-term debt	(7,335)	(18,749)

Net cash used in financing activities	(22,968)	(21,533)

Effect of exchange rate changes on cash and cash equivalents	(11,061)	(1,002)

DECREASE IN CASH AND CASH EQUIVALENTS	(21,229)	(42,266)
Cash and cash equivalents at beginning of period	291,567	364,095

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$270,338	$321,829

NON-CASH FINANCING ACTIVITIES

During the six months ended July 1, 2005, 66,107 preferred shares were converted into 4,296,959 common shares resulting in a $1 reduction in preferred share capital, a $43 increase in common share capital and a $42 reduction in paid-in capital.

See notes to condensed consolidated financial statements.

Back to Index
FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)
(unaudited)
1.   Going Concern

            The accompanying condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Foster Wheeler may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our ability to operate profitably, to generate cash flows from operations, to collect receivables adequate to fund our obligations, including those resulting from asbestos-related liabilities, as well as, our ability to maintain credit facilities and bonding capacity adequate to conduct our business. Although we generated income in the first six months of 2005, we incurred significant operating losses in each of the years in the three-year period ended December 31, 2004, and have a shareholders’ deficit of $490,198 as of July 1, 2005.

          We closely monitor liquidity and update our U.S. liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, asset sales, working capital needs, unused credit line availability and claims recoveries, if any. Our liquidity forecasts cover a twelve-month period and continue to indicate that sufficient liquidity will be available to fund our U.S. and foreign working capital needs through the second quarter of 2006.

          As of July 1, 2005, we had cash and cash equivalents, short-term investments and restricted cash totaling $326,416, compared to $390,186 as of December 31, 2004. Of the $326,416 total at July 1, 2005, $275,644 was held by our foreign subsidiaries. See Note 2 for additional details on cash and restricted cash balances.

          As a whole, our domestic operating entities are cash flow positive. However they do not generate sufficient cash flow to cover the costs related to our indebtedness, obligations to fund U.S. pension plans, and corporate overhead expenses. Consequently, we require cash repatriations from our non-U.S. subsidiaries in the normal course of our operations to meet our domestic cash needs. Our current 2005 forecast assumes total cash repatriation from our non-U.S. subsidiaries of $102,600 from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends. We repatriated $45,300 and $43,000 from our non-U.S. subsidiaries in the first six months of 2005 and 2004, respectively.

          There can be no assurance that the forecasted foreign cash repatriation will occur, as our non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash. In addition, certain of our non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. The repatriation of funds may also subject those funds to taxation. As a result of these factors, we may not be able to repatriate and utilize funds held by our non-U.S. subsidiaries in the amount forecasted above.

          In September 2004, we consummated an equity-for-debt exchange in which we issued common shares, preferred shares, warrants to purchase common shares and new notes in exchange for certain of our outstanding debt securities and trust securities. The exchange offer reduced our existing debt (excluding a reduction in deferred accrued interest of $31,128) by $437,041, improved our shareholders’ deficit by $448,136 and when combined with the proceeds from the issuance of the new notes that were used to repay amounts that were outstanding under a previous Senior Credit Facility, eliminated substantially all material scheduled corporate debt maturities prior to 2011.

          In March 2005, we entered into a new 5-year $250,000 Senior Credit Agreement. The Senior Credit Agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus 5%. Standby letters of credit issued under the Senior Credit Agreement will carry a fixed price throughout the life of the facility. The assets and/or stock of certain of our domestic and foreign subsidiaries collateralize the Senior Credit Agreement. We paid $13,400 in fees and expenses in conjunction with the execution of the Senior Credit Agreement. Such fees, paid predominantly in the first quarter of 2005, will be amortized to expense over the life of the agreement.

Back to Index
          Our Senior Credit Agreement and a sale/leaseback arrangement for a corporate office building contain quarterly financial covenant compliance requirements. Our current twelve-month forecast indicates that we will be in compliance with the financial covenants through the second quarter of 2006. The forecast assumes a significant level of new contracts and continued good performance on existing contracts. However, there can be no assurance that we will be able to comply with the covenants. If we violate a covenant under the Senior Credit Agreement or the sale/leaseback arrangement, repayment of amounts outstanding under such agreements could be accelerated and the following borrowings outstanding could also be accelerated: the 2011 Senior Notes, the 2005 Senior Notes, the Convertible Subordinated Notes, the Trust Preferred Securities, the Subordinated Robbins Facility Exit Funding Obligations, and certain of the special-purpose project debt facilities. The total amount of debt that could be accelerated is $457,366 as of July 1, 2005. We would not be able to repay amounts borrowed if the payment dates were accelerated. After reflecting the Trust Preferred Securities exchange completed on July 29, 2005 as described below, the total debt that could be accelerated has been reduced to $392,583.

          Lenders under our new Senior Credit Agreement have a security interest in the stock, debt and assets of certain Foster Wheeler subsidiaries. The new Senior Credit Agreement requires us to maintain certain financial ratios as described further in Note 5. We expect to be in compliance with the financial covenants contained in the new Senior Credit Agreement through at least the second quarter of 2006.

          On July 25, 2005, our U.K. subsidiary entered into a £50,000 bank guarantee facility and a £150,000 foreign exchange hedging facility. Lenders under the facilities have a security interest in the stock and assets of our U.K. subsidiary and its subsidiaries.

          Holders of our 2011 Senior Notes have a security interest in the stock, debt and assets of certain Foster Wheeler subsidiaries. The 2011 Senior Notes contain incurrence covenants that limit our ability to undertake certain actions including incurring debt, making certain payments and investments, granting liens, selling assets and entering into specific intercompany transactions, among others. We monitor these covenants to ensure that we remain in compliance with the indenture. We expect to be in compliance with the financial covenants contained in the 2011 Senior Notes through at least the second quarter of 2006.

          Since January 15, 2002, we have exercised our right to defer payments on the Trust Preferred Securities for up to 20 consecutive quarterly periods. The aggregate liquidation amount of the Trust Preferred Securities at July 1, 2005 was $71,177. Our previous Senior Credit Facility required us to defer the payment of the dividends on the Trust Preferred Securities; while our new Senior Credit Agreement requires the approval of our lenders to make payments on the Trust Preferred Securities to the extent such payments are not contractually required by the underlying Trust Preferred Securities agreements. Accordingly, no dividends were paid during the first six months of 2005 or during fiscal year 2004. As of July 1, 2005, the amount of dividends deferred plus accrued interest approximates $27,729. We intend to continue to defer payment of the dividends on the Trust Preferred Securities until January 15, 2007 – the full term allowed by the underlying agreement. Once the deferred dividend obligation has been satisfied, we have the right to defer subsequent dividend payments for an additional 20 consecutive quarters.

          On July 29, 2005, we completed an offer to exchange our common shares for Trust Preferred Securities. Holders who validly tendered their Trust Preferred Securities were entitled to receive 2.16 common shares per Trust Preferred Security. Trust Preferred Securities of 2,590,817 were tendered as part of the exchange offer, resulting in the issuance of 5,596,165 common shares. The exchange, which will be reflected in our third quarter 2005 financial statements, will reduce the aggregate liquidation amount of our existing Trust Preferred Securities by approximately $64,800, reduce the amount of dividends deferred plus accrued interest by approximately $25,900 and improve our shareholders’ deficit by approximately $87,000. The exchange offer will result in an approximate $128,200 increase in common stock and paid-in capital, which will be partially offset by an approximate $41,200 charge to income. The pretax charge is substantially non-cash. In order to allow additional holders to participate in the exchange, we commenced a subsequent offering period, which expires on August 10, 2005, reflecting the same consideration as the original offering.

          Our inability to operate profitably in recent fiscal years and to generate cash flows from operations, our reliance on repatriated cash from our foreign subsidiaries to fund our domestic obligations, and our obligations to maintain minimum debt covenants to avoid possible acceleration of our debt, raises substantial doubt about our ability to continue as a going concern.

Back to Index

2.   Summary of Significant Accounting Policies

          The condensed consolidated balance sheet as of July 1, 2005 and December 31, 2004 and the related condensed consolidated statement of operations and comprehensive income for the three and six months ended July 1, 2005 and June 25, 2004 and the condensed consolidated statement of cash flows for the six months ended July 1, 2005 and June 25, 2004, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

          The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 (“2004 Form 10-K/A”) filed with the Securities and Exchange Commission on May 20, 2005. The condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated balance sheet included in the 2004 Form 10-K/A. A summary of our significant accounting policies is presented below. There has been no material change in our accounting policies during the first six months of 2005.

           Restatement — Subsequent to the original filing of our 2004 Form 10-K, we concluded that our consolidated financial statements for the year ended December 31, 2004 should be restated to correct an error in our December 31, 2004 pension valuation used in the preparation of our December 31, 2004 consolidated financial statements. As more fully discussed in our 2004 Form 10-K/A filed on May 20, 2005, the error related to our domestic pension plan and resulted in an understatement of the pension benefit obligation, funding liability and pension contributions for plan year 2004, and understated pension liabilities and comprehensive loss reported in the original 2004 Form 10-K.

           Principles of Consolidation — Our condensed consolidated financial statements include the accounts of Foster Wheeler and all significant domestic and foreign subsidiary companies. Intercompany transactions and balances have been eliminated.

           Capital Alterations — On November 29, 2004, our shareholders approved a series of capital alterations including the consolidation of the authorized common share capital at a ratio of one-for-twenty and a reduction in the par value of the common shares and preferred shares. As a result of these capital alterations, all references to share capital, the number of shares, per share amounts, cash dividends, and any other reference to shares in our condensed consolidated financial statements, unless otherwise noted, have been adjusted to reflect such capital alterations on a retroactive basis.

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

          Revenues and profits on cost-reimbursable contracts are recorded as the costs are incurred. We include flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when we are responsible for the engineering specifications and procurement for such costs.

          Contracts in process are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances are presented as “estimated costs to complete long-term contracts.” We have numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. However, current estimates may be revised as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of

Back to Index

Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” we review our major contracts monthly. As a result of this process in the first six months of 2005, 43 individual projects had final estimated profit revisions exceeding $500. These revisions, which include both increases and decreases in estimated profit, resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from those previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and therefore tend to be earned late in a project’s life cycle. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years. The net aggregate dollar value of the accrued contract profit resulting from these estimate changes during the second quarter and year-to-date 2005 amounted to approximately $46,500 and $71,100, respectively. Similarly, the contract profit resulting from estimate changes in the comparable periods of 2004 totaled $39,200 and $50,600, respectively.

          Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. We record claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings. As of July 1, 2005 and December 31, 2004, we had recorded commercial claims receivable of $484 and $3,946, respectively. The claims were recorded in our European operations.

          Additionally, the condensed consolidated financial statements at December 31, 2004 assumed recovery of $11,000 in requests for equitable adjustment (“REA”), of which $1,200 was recorded in contracts in process. The REA related to a claim against a U.S. government agency for a project currently being executed. The REA was approved by the U.S. government agency in May 2005. We account for REAs similar to how we account for claims as described above, recognizing contract revenue on an REA only when the conditions set forth in paragraph 65 of SOP 81-1 are achieved.

          In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs on receipt of the anticipated contract. If it is not probable that pre-contract costs will be recovered under a future contract, then these costs are expensed as incurred. Costs related to anticipated contracts, which are charged to expense because their recovery is not considered probable, are not subsequently reclassified to contract costs on the subsequent receipt of the contract. As of July 1, 2005, we had deferred pre-contract costs of $1,300. We had no deferred pre-contract costs as of December 31, 2004.

          Certain special-purpose subsidiaries in our Global Power Group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the non-cancelable service contracts.

          Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of $224,719 were maintained by our foreign subsidiaries as of July 1, 2005. These subsidiaries require a substantial portion of these funds to support their liquidity and working capital needs, as well as required minimum capitalization and contractual restrictions. Accordingly, these funds may not be readily available for repatriation to U.S. entities.

          Short-term Investments — Short-term investments consist primarily of certificates of deposit and are classified as held to maturity under Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Back to Index

          Trade Accounts Receivable — In accordance with terms of long-term contracts, our customers withhold certain percentages of billings until completion and acceptance of the contracts. Final payments of all such amounts withheld might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets.

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

          Contracts in Process and Estimated Costs to Complete Long-term Contracts — In accordance with terms of long-term contracts, amounts recorded in contracts in process and estimated costs to complete long-term contracts may not be realized or paid, respectively, within a one-year period. In conformity with industry practice, however, the full amount of contracts in process and estimated costs to complete long-term contracts has been included in current assets and current liabilities, respectively.

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

          Restricted Cash — The following table details the restricted cash held:

	July 1, 2005			December 31, 2004

	Foreign	Domestic	Total	Foreign	Domestic	Total

Held by special purpose entities and restricted for debt service payments	$318	$3,928	$4,246	$245	$3,924	$4,169
Collateralize letters of credit and bank guarantees	43,012	—	43,012	57,151	—	57,151
Client escrow funds	7,594	1,226	8,820	10,580	944	11,524

Total	$50,924	$5,154	$56,078	$67,976	$4,868	$72,844

          Investments and Advances — We use the equity method of accounting for affiliates in which our investment ownership is between 20% and 50% unless significant economic considerations indicate that the cost method is appropriate. The equity method is also used for affiliates in which our investment ownership is greater than 50% when we do not have a controlling financial interest. Affiliates in which our investment ownership is less than 20% are carried at cost. Currently, all of our significant investments in affiliates that are not consolidated are recorded using the equity method.

          Intangible Assets — Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (goodwill), trademarks and patents. Goodwill was allocated to our reporting units based on the original purchase price allocation. Patents and trademarks are being amortized on a straight-line basis over periods of 12 to 40 years.

          We test for impairment at the reporting unit level as defined in SFAS No. 142, “Goodwill and Other Intangible Assets.” This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their

Back to Index

respective estimated useful lives and reviewed annually for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

          As of July 1, 2005 and December 31, 2004, we had unamortized goodwill of $51,126 and $51,812, respectively. The decrease in goodwill of $686 resulted from foreign currency translation losses. All of the goodwill is related to our Global Power Group. In accordance with SFAS No. 142, effective as of December 29, 2001, we no longer amortize goodwill, and in 2004, the fair value of the reporting units exceeded the carrying amounts.

          As of July 1, 2005 and December 31, 2004, we had unamortized identifiable intangible assets of $66,128 and $69,690, respectively. The following table details amounts relating to those assets.

	July 1, 2005		December 31, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$36,706	$(16,522)	$37,392	$(15,622)
Trademarks	61,947	(16,003)	63,026	(15,106)

Total	$98,653	$(32,525)	$100,418	$(30,728)

          Amortization expense related to patents and trademarks for the three and six months ending July 1, 2005 was $897 and $1,798, respectively. Amortization expense for the comparable periods of 2004 was $910 and $1,844, respectively. Amortization expense is expected to approximate $3,600 each year in the next five years.

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

          Investment tax credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. In 2004, to the extent such credits were not currently utilized on the Foster Wheeler’s tax return, deferred tax assets, as adjusted for any valuation allowance, were recognized for the carryforward amounts.

          Provision is made for federal income taxes which may be payable on foreign subsidiary earnings to the extent that we anticipate that they will be remitted.

          We have completed a review of the foreign earnings repatriation provision of the American Jobs Creation Act of 2004 (the “Act”). Management has concluded that, given the effective foreign tax rates applicable to our unrepatriated earnings as well as certain restrictions in the Act concerning the definitions of extraordinary dividends and U.S. investment, the foreign earnings repatriation provision of the Act does not provide any financial benefit to the Company. We do not plan to change our existing repatriation practices as a result of the Act.

          Foreign Currency — Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at month-end exchange rates and income and expenses and cash flows at monthly weighted-average exchange rates.

          We maintain a foreign-currency risk-management strategy that uses derivative instruments to protect us from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. We utilize foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At July 1, 2005 and June 25, 2004, we did not meet the requirements for deferral under SFAS No. 133. Accordingly, we recorded pretax losses of $643 and $918 for the three and six months ended July 1, 2005, respectively. Similarly, we recorded pretax losses of $1,503 and $2,721 for the three and six months ended June 25, 2004, respectively. These amounts were recorded as reductions in cost of operating revenues on the condensed consolidated statement of operations and comprehensive income. Amounts receivable (gains) or payable (losses) under foreign exchange contracts are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts.

Back to Index

          Restrictions on Shareholders’ Dividends — We discontinued the common stock dividend in July 2001. Accordingly, we paid no dividends on common shares during the first six months of 2005 or during fiscal year 2004, and we do not expect to pay dividends on the common shares for the foreseeable future. We are restricted from paying dividends under our new Senior Credit Agreement.

          Earnings per Share — In accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128,” we use the two-class method to allocate income to the holders of the preferred shares when computing basic and diluted earnings per share for the common shareholders. However, losses are not allocated to holders of the preferred shares for purposes of calculating earnings per share since the preferred shareholders are not required to fund losses. There were 9,377 preferred shares outstanding as of July 1, 2005, which are convertible into 609,482 common shares at the option of the preferred shareholder. See Note 8 for further information regarding the preferred shares. See also the “Capital Alterations” discussion at the beginning of this Note 2.

           The computations for basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended

	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004

Net income	$27,879	$29,835	$29,119	$25,537
Net income allocated to preferred shareholders	440	—	1,008	—

Net income available to common shareholders	$27,439	$29,835	$28,111	$25,537

Basic Earnings Per Common Share:
Net income available to common shareholders	$27,439	$29,835	$28,111	$25,537

Weighted-average number of common shares outstanding
for basic earnings per common share	43,414,937	2,052,774	42,584,091	2,052,768

Basic earnings per common share	$0.63	$14.53	$0.66	$12.44

Diluted Earnings Per Common Share:
Net income available to common shareholders	$27,439	$29,835	$28,111	$25,537
Interest expense on convertible subordinate notes,
net of taxes	—	3,412	—	6,825

Net income available to common shareholders	$27,439	$33,247	$28,111	$32,362

Weighted-average number of common shares outstanding
for basic earnings per common share	43,414,937	2,052,774	42,584,091	2,052,768
Effect of dilutive securities:
Options to purchase common shares	1,087,195	416	1,105,766	1,098
Warrants to purchase common shares	4,154,238	—	4,225,201	—
Unvested portion of restricted common shares and
restricted common share awards	1,045,688	—	987,184	—
Convertible subordinates notes	—	654,288	—	654,288

Weighted-average number of common shares outstanding
for diluted earnings per common share	49,702,058	2,707,478	48,902,242	2,708,154

Diluted earnings per common share	$0.55	$12.28	$0.57	$11.95

           Basic earnings per common share have been computed based on the weighted-average number of common shares outstanding, excluding non-vested restricted common shares of 1,351,846. Restricted common shares will be included in the weighted-average number of common shares outstanding as such shares vest. One third of the restricted awards vest in the fourth quarter of 2005 and the balance vest during the fourth quarter of 2006.

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

Back to Index

	Three Months Ended		Six Months Ended

	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004

Options to purchase common shares not included in the computation of diluted earnings per common share because the options’ exercise price was greater than the average market price	374,072	406,042	374,072	406,042

Common shares on convertible subordinated notes not included in the computation of diluted earnings per share due to their antidilutive effect	9,565	—	9,565	—

          Stock Option Plans — We have three fixed-option plans that reserve shares of common stock for issuance to executives, key employees and directors. We follow the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” We continue to account for stock options granted to employees and directors using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation costs for our stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, our net income and earnings per common share would have been as follows:

	Three Months Ended		Six Months Ended

	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004

Net income available to common shareholders – as reported	$27,439	$29,835	$28,111	$25,537

Add: Total stock-based employee compensation expense determined under intrinsic value based method for awards and included within reported net income, net of $0 taxes	37	—	75	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of taxes of $116 and $33 in the three months ended July 1, 2005 and June 25, 2004, respectively, and $232 and $66 in the six months ended July 1, 2005 and June 25, 2004, respectively	(1,504)	(460)	(3,008)	(926)

Net income available to common shareholders – pro forma	$25,972	$29,375	$25,178	$24,611

Earnings per common share – basic:
As reported	$0.63	$14.53	$0.66	$12.44
Pro forma	$0.60	$14.31	$0.59	$11.99

Earnings per common share – diluted:
As reported	$0.55	$12.28	$0.57	$11.95
Pro forma	$0.52	$12.11	$0.51	$11.61

          As of July 1, 2005, a total of 4,080,140 shares of common stock were reserved for issuance under the various stock option plans; 877,498 shares were available for grant.

           Recent Accounting Developments — In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the condensed consolidated statement of operations and comprehensive income based on their fair values. Prior to SFAS No. 123R, we adopted the disclosure-only provisions of SFAS No. 123 and therefore only certain pro forma disclosures of the fair value of share-based payments were required in the notes to the condensed consolidated financial statements. SFAS No. 123R provides for the adoption of the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, share-based employee compensation cost would be recognized from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that

Back to Index

were not fully vested as of the effective date. Using the modified retrospective method, employee compensation cost would be recognized for periods presented prior to the adoption of the proposed standard in accordance with the original provisions of SFAS No. 123; that is, employee compensation cost would be recognized in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. On April 14, 2005, the Securities and Exchange Commission amended the compliance date for SFAS No. 123R until the first quarter of 2006. We are still evaluating the method of adoption and the impact that the adoption of SFAS No. 123R will have on our condensed consolidated financial position and results of operations; although, we expect that there will be a negative impact on our operating results commencing in the first quarter of 2006.

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, SFAS No. 153 provides that exchanges of nonmonetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our condensed consolidated financial statements.

          In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies when an entity would be required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability’s fair value can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future would be factored into the measurement of the liability rather than the recognition of the liability. FIN No. 47 is effective no later than the end of fiscal year 2005. We are currently assessing the impact that the interpretation may have on our condensed consolidated financial statements.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have an impact on our condensed consolidated financial statements.

3.	Equity Interests

           We own a non-controlling equity interest in two electric power generation projects and one waste-to-energy project in Italy and a refinery/electric power generation project in Chile. Two of the projects in Italy are each 42% owned while the third project is now 39% owned by Foster Wheeler, after reflecting the sale of 10% of our minority equity interest on this project in April 2005. Such sale was intended to facilitate future expansion of the project. The project in Chile is 85% owned by Foster Wheeler; however, we do not have a controlling financial interest in the Chilean project. Following is summarized financial information for our equity affiliates combined, as well as our interest in the affiliates.

	July 1, 2005		December 31, 2004

	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Balance Sheet Data :
Current assets	$166,360	$16,783	$149,346	$23,456
Other assets (primarily buildings and equipment)	360,833	170,657	414,779	175,653
Current liabilities	39,993	15,871	41,003	17,179
Other liabilities (primarily long-term debt)	314,158	109,294	404,802	113,567
Net assets	173,042	62,275	118,320	68,363

Back to Index

	Three Months Ended

	July 1, 2005		June 25, 2004

	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Income Statement Data:
Total revenues	$63,263	$9,712	$65,169	$10,252
Gross earnings	15,140	5,250	15,439	5,114
Income before income taxes	12,655	2,755	10,746	2,737
Net earnings	14,303	2,197	6,506	2,177

	Six Months Ended

	July 1, 2005		June 25, 2004

	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Income Statement Data:
Total revenues	$126,798	$19,887	$128,219	$20,175
Gross earnings	31,398	10,319	31,127	10,312
Income before income taxes	25,221	5,286	21,908	5,354
Net earnings	21,970	4,169	13,260	4,236

          Our share of the net earnings of equity affiliates, which are recorded within other income on the condensed consolidated statement of operations and comprehensive income, totaled $5,021 and $8,244 for the three and six months ended July 1, 2005, respectively. For the three and six months ended June 25, 2004, our share of the net earnings of equity affiliates totaled $5,403 and $10,056, respectively. Our investment in the equity affiliates, which is recorded within investment and advances on the condensed consolidated balance sheet, totaled $125,338 and $109,106 as of July 1, 2005 and December 31, 2004, respectively. Dividends of $8,431 and $9,133 were received during the six months ended July 1, 2005 and June 25, 2004, respectively.

          We have guaranteed certain performance obligations of these projects. Our contingent obligations under the guarantees for three of the projects are approximately $1,200 in total. The contingent obligation for the fourth project is currently capped at approximately $7,400 over the twelve-year life of the project’s financing; to date, no amounts have been paid under this guarantee. We have also provided a guarantee of $4,600 representing 39% of the debt service reserve letter of credit providing liquidity should the performance of the fourth project be insufficient to cover the debt service payments. Finally, we have provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the Chilean project be insufficient to cover the debt service payments. No amounts have been drawn under the letter of credit.

4.   Equity-for-Debt Exchange

          In September 2004, we consummated an equity-for-debt exchange in which we issued common shares, preferred shares, warrants to purchase common shares and new notes in exchange for certain of our outstanding debt securities and trust securities. The exchange reduced our existing debt by $437,041, reduced deferred accrued interest by $31,128, improved our shareholders’ deficit by $448,136 and when combined with the proceeds from the issuance of the new notes that were used to repay amounts that were outstanding under the previous Senior Credit Facility, eliminated substantially all material scheduled corporate debt maturities prior to 2011. The exchange offer resulted in an aggregate $623,190 increase in capital stock and paid-in capital, which was partially offset by a $175,054 charge to income. The pretax charge, which was substantially non-cash, related primarily to the exchange of Convertible Subordinated Notes tendered in the exchange offer.

Back to Index

5.   Long-term Debt

          The following table shows the components of our long-term debt:

	July 1, 2005			December 31, 2004

	Current	Long-term	Total	Current	Long-term	Total

Senior Notes at 10.359% interest, due September 15, 2011	$—	$271,081	$271,081	$—	$271,643	$271,643
Senior Notes at 6.75% interest, due November 15, 2005	11,372	—	11,372	11,372	—	11,372
Convertible Subordinated Notes at 6.50% interest, due 2007	—	3,070	3,070	—	3,070	3,070
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	14	69	83	14	69	83
1999C Bonds at 7.25% interest, due October 15, 2024	—	20,491	20,491	—	20,491	20,491
1999D Bonds at 7% interest, due October 15, 2009	—	240	240	—	233	233

Subordinated Deferrable Interest Debentures	—	71,177	71,177	—	71,177	71,177

Special-Purpose Project Debt:
Martinez Cogen Limited Partnership	7,653	4,060	11,713	7,280	7,980	15,260
Foster Wheeler Coque Verde, L.P.	3,294	28,857	32,151	2,975	32,151	35,126
Camden County Energy Recovery Associates	8,959	59,936	68,895	8,959	59,936	68,895
Capital Lease Obligations	980	63,842	64,822	990	66,297	67,287
Other	3,624	1,812	5,436	3,624	1,812	5,436

Total	$35,896	$524,635	$560,531	$35,214	$534,859	$570,073

         Senior Credit Facility — In August of 2002, we negotiated a Senior Credit Facility that was comprised of a $71,000 term loan, a $69,000 revolving credit facility and a $149,900 letter of credit facility having an April 30, 2005 maturity date. In connection with the equity-for-debt exchange, we repaid in full the term loan and amounts outstanding under the revolving credit facility. Accordingly, there were no borrowings outstanding under the term loan and revolving credit facility as of December 31, 2004. We had letters of credit outstanding of $90,018 as of December 31, 2004. In March 2005, we replaced the Senior Credit Facility with a new Senior Credit Agreement.

          Senior Credit Agreement — In March 2005, we entered into a new 5-year $250,000 Senior Credit Agreement. The Senior Credit Agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus 5%. Standby letters of credit issued under the Senior Credit Agreement carry a fixed price throughout the life of the facility. We had $98,713 of letters of credit outstanding under the Senior Credit Agreement as of July 1, 2005. The assets and/or the stock of certain of our domestic and foreign subsidiaries collateralize the Senior Credit Agreement. We paid $13,400 in fees and expenses in conjunction with the execution of the Senior Credit Agreement. Such fees, paid predominantly in the first quarter of 2005, will be amortized to expense over the life of the agreement.

          The Senior Credit Agreement requires us to maintain certain ratios, including a leverage ratio, a fixed charge coverage ratio and a minimum liquidity level. Compliance with the first two covenants is measured quarterly. The leverage ratio compares total indebtedness, as defined in the new Senior Credit Agreement, to EBITDA, as defined. The leverage ratio must be less than the levels specified in the new Senior Credit Agreement. The fixed charge coverage ratio compares EBITDA to total fixed charges, as defined and must be greater than the levels specified in the new Senior Credit Agreement. We must be in compliance with the minimum liquidity level covenant at all times. Our forecast indicates that we will be in compliance with the financial covenants contained in the new Senior Credit Agreement through at least the second quarter of 2006.

          The Senior Credit Agreement also requires us to prepay the facility in certain circumstances from proceeds of assets sales and the issuance of debt.

Back to Index

6.   Pensions and Other Postretirement Benefits

          Pension Benefits — Domestic and certain foreign subsidiaries have several pension plans covering substantially all full-time employees. The components of net periodic benefit cost are as follows:

	Three Months Ended July 1, 2005				Three Months Ended June 25, 2004

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Net Periodic Benefit Cost:
Service cost	$—	$4,511	$57	$4,568	$—	$4,381	$60	$4,441
Interest cost	4,737	8,143	329	13,209	4,467	7,481	293	12,241
Expected return on plan assets	(4,512)	(8,986)	(344)	(13,842)	(3,901)	(7,655)	(315)	(11,871)
Amortization of transition asset	—	(17)	20	3	—	—	18	18
Amortization of prior service cost	—	428	4	432	—	384	3	387
Other	944	3,701	131	4,776	1,015	4,380	103	5,498

Total net periodic benefit cost	$1,169	$7,780	$197	$9,146	$1,581	$8,971	$162	$10,714

	Six Months Ended July 1, 2005				Six Months Ended June 25, 2004

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Net Periodic Benefit Cost:
Service cost	$—	$9,102	$114	$9,216	$—	$8,845	$123	$8,968
Interest cost	9,475	16,421	662	26,558	8,934	15,101	594	24,629
Expected return on plan assets	(9,025)	(18,124)	(693)	(27,842)	(7,802)	(15,456)	(640)	(23,898)
Amortization of transition asset	—	(36)	40	4	—	—	37	37
Amortization of prior service cost	—	862	8	870	—	806	7	813
Other	1,888	7,463	263	9,614	2,030	8,810	209	11,049

Total net periodic benefit cost	$2,338	$15,688	$394	$18,420	$3,162	$18,106	$330	$21,598

          We expect to contribute a total of $26,700 to our domestic pension plans and $28,800 to our foreign pension plans in 2005. As of July 1, 2005, we have made $12,700 of our expected domestic contributions and $9,500 of our expected foreign contributions.

          Other Postretirement Benefits — In addition to providing pension benefits, some of our subsidiaries provide certain health care and life insurance benefits for retired employees (“other postretirement benefits”). The components of net periodic postretirement benefit cost are as follows:

	Three Months Ended		Six Months Ended

	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004

Net Periodic Postretirement Benefit Cost:
Service cost	$78	$78	$156	$161
Interest cost	1,114	1,330	2,228	2,674
Amortization of prior service cost	(1,179)	(1,187)	(2,357)	(2,374)
Other	625	645	1,251	1,289

Net periodic postretirement benefit cost	$638	$866	$1,278	$1,750

          In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on accounting for the effects of the Medicare Act for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. The provisions of FSP No. 106-2 were effective for our interim period ending September 24, 2004. Based upon the proposed regulations of the Medicare Act, we concluded that the benefits provided by the plan were actuarially equivalent to Medicare Part D under the Medicare Act. Accordingly, we reflected the impact of the Medicare Act prospectively as of the start of the third quarter of 2004. The impact of the Medicare Act resulted in decreases in the accumulated postretirement benefit obligation of approximately $9,100 and in the annual net periodic postretirement benefit costs for 2004 of approximately $900. On January 21, 2005, final regulations related to the Medicare Act were issued. We have not yet determined the effect of the final regulations on our accumulated postretirement benefit obligation and net periodic postretirement benefit costs.

Back to Index

7.   Guarantees and Warranties

          We have provided indemnifications to third parties relating to businesses and/or assets that we previously owned. Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by us prior to the sale.

	Maximum Potential Payment	Carrying Amount of Liability as of July 1, 2005	Carrying Amount of Liability as of December 31, 2004

Environmental indemnifications	No limit	$8,000	$5,300
Tax indemnifications	No limit	$—	$—

          We provide for project execution and warranty reserves on certain of our long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

	Six Months Ended

	July 1, 2005	June 25, 2004

Balance at beginning of year	$94,500	$131,600
Accruals	10,000	16,800
Settlements	(5,600)	(21,000)
Adjustments to provisions	(32,200)	(11,000)

Balance at end of period	$66,700	$116,400

8.   Preferred Shares

          We issued 599,944 preferred shares in connection with the equity-for-debt exchange, which was consummated in September 2004. There were 9,377 preferred shares outstanding as of July 1, 2005. Each preferred share is optionally convertible into 65 common shares or up to 609,482 additional common shares.

          The preferred shareholders have no voting rights except in certain limited circumstances. The preferred shares have the right to receive dividends and other distributions, including liquidating distributions, on an as-converted basis if declared and paid on the common shares. The preferred shares have a $0.01 liquidation preference.

9.   Stock Purchase Warrants

          In connection with the exchange offer consummated in 2004, we issued 4,152,914 Class A common stock purchase warrants (“Class A”) and 40,771,560 Class B common stock purchase warrants (“Class B”). Each Class A warrant entitles its owner to purchase 1.6841 common shares at an exercise price of $9.378 per common share issuable thereunder. The Class A warrants are exercisable only on or after September 24, 2005 and on or before September 24, 2009. The number of common shares issuable upon the exercise of Class A warrants is approximately 6,994,059.

          Each Class B warrant entitles its owner to purchase 0.0723 common shares at an exercise price of $9.378 per common share issuable thereunder. The Class B warrants are exercisable only on or after September 24, 2005 and on or before September 24, 2007. The number of common shares issuable upon the exercise of Class B warrants is approximately 2,947,233.

          The holders of the Class A and Class B warrants are not entitled to vote, to receive dividends or to exercise any of the rights of common shareholders for any purpose until such warrants have been duly exercised. We plan to maintain, at all times during which the warrants are exercisable, a “shelf” registration statement relating to the issuance of common shares underlying the warrants for the benefit of the warrant holders. The registration statement became effective on June 27, 2005.

10.   Income Taxes

          The difference between the statutory and effective tax rates for the three and six months ended July 1, 2005 and June 25, 2004 results predominantly from taxable income in certain jurisdictions (primarily non-U.S.) combined

Back to Index

with a valuation allowance offsetting other loss benefits in other jurisdictions (primarily U.S.). We are currently experiencing a net positive impact in our effective tax rate versus prior periods as a result of reversals of valuation allowances in certain non-U.S. jurisdictions that are in excess of increases in valuation allowances in other jurisdictions and tax refunds received from certain non-U.S. jurisdictions.

11.   Business Segments – Data

          We operate through two business groups, which also constitute separate reportable segments: the Global Engineering and Construction Group (the “E&C Group”) and the Global Power Group. Our E&C Group designs, engineers, and constructs upstream oil and gas processing facilities, oil refining, chemical and petrochemical, pharmaceutical, natural gas liquefaction (LNG) facilities and receiving terminals, and related infrastructure, including power generation and distribution facilities. Our E&C Group provides engineering, project management and construction management services, and purchases equipment, materials and services from third-party suppliers and subcontractors. Our E&C Group owns industry leading technology in delayed coking, solvent de-asphalting, and hydrogen production processes used in oil refineries and has access to numerous technologies owned by others. It also designs and supplies direct-fired furnaces for all types of refining, petrochemical, chemical and oil and gas processes. Our E&C Group also provides international environmental remediation services, together with related technical, engineering, design and regulatory services. Our E&C Group generates revenues from engineering and construction activities pursuant to long-term contracts spanning up to four years in duration.

          Our Global Power Group designs, manufactures, and erects steam generating and auxiliary equipment for electric power generating stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and municipal solid waste, waste wood, and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment, selective non-catalytic recovery units, selective catalytic recovery units and low-NOx burners. We provide a broad range of site services relating to these products, including full plant construction, maintenance engineering, plant upgrading and life extension, and plant repowering. Our Global Power Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, our Global Power Group builds, owns and operates cogeneration, independent power production and waste-to-energy facilities, as well as facilities for the process and petrochemical industries. Our Global Power Group generates revenues from long-term engineering activities, supply of equipment and construction contracts, and from operating activities pursuant to the long-term sale of project outputs (i.e., electricity, steam, etc.), operating and maintenance agreements, and from returns on our equity investments in certain production facilities.

          We have restated our business segment data to reflect the transfer of one of our operating subsidiaries in Canada from the E&C Group to the Global Power Group. The subsidiary’s operations have been consolidated into another subsidiary whose operations have been historically reported as part of the Global Power Group.

Back to Index

	Total	Engineering and Construction	Global Power Group	Corporate and Financial Services (1)

For the three months ended July 1, 2005
Third party revenues	$526,018	$348,199	$177,808	$11
Intercompany revenues	—	1,291	2,735	(4,026)

Operating revenues	$526,018	$349,490	$180,543	$(4,015)

EBITDA (2)	$62,226	$52,423	$32,953	$(23,150)

Less: Interest expense	(14,074)
Less: Depreciation and amortization	(7,173)

Income before income taxes	40,979
Provision for income taxes	(13,100)

Net income	$27,879

For the three months ended June 25, 2004
Third party revenues	$635,019	$393,987	$240,959	$73
Intercompany revenues	—	486	168	(654)

Operating revenues	$635,019	$394,473	$241,127	$(581)

EBITDA (3)	$83,596	$55,979	$48,177	$(20,560)

Less: Interest expense	(25,648)
Less: Depreciation and amortization	(8,355)

Income before income taxes	49,593
Provision for income taxes	(19,758)

Net income	$29,835

For the six months ended July 1, 2005
Third party revenues	$1,049,083	$677,486	$371,573	$24
Intercompany revenues	—	2,579	4,027	(6,606)

Operating revenues	$1,049,083	$680,065	$375,600	$(6,582)

EBITDA (4)	$93,409	$78,692	$62,644	$(47,927)

Less: Interest expense	(28,822)
Less: Depreciation and amortization	(14,397)

Income before income taxes	50,190
Provision for income taxes	(21,071)

Net income	$29,119

For the six months ended June 25, 2004
Third party revenues	$1,301,378	$788,037	$512,659	$682
Intercompany revenues	—	955	647	(1,602)

Operating revenues	$1,301,378	$788,992	$513,306	$(920)

EBITDA (5)	$126,223	$91,043	$68,587	$(33,407)

Less: Interest expense	(51,080)
Less: Depreciation and amortization	(16,404)

Income before income taxes	58,739
Provision for income taxes	(33,202)

Net income	$25,537

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.
(2)
Includes in the three months ended July 1, 2005: the reevaluation of contract profit estimates of $46,500: $34,400 in E&C and $12,100 in Global Power; and $1,300 of transaction fees in C&F related to the Trust Preferred exchange offer.

(3)
Includes in the three months ended June 25, 2004: a gain of $8,700 in E&C on the sale of a minority equity interest in a special-purpose company established to develop power plant projects in Europe; the

Back to Index

reevaluation of contract profit estimates of $39,200: $39,000 in E&C and $200 in Global Power; a net gain of $2,400 in C&F on the settlement of coverage litigation with certain asbestos insurance carriers; restructuring and credit agreement costs of $(4,500) in C&F; and charges for severance cost of $(200) in E&C.
(4)	Includes in the six months ended July 1, 2005: the reevaluation of contract profit estimates of $71,100: $50,200 in E&C and $20,900 in Global Power; credit agreement costs associated with the previous Senior Credit Facility of $(4,000) in C&F; and $1,300 of transaction fees in C&F related to the Trust Preferred exchange offer.
(5)	Includes in the six months ended June 25, 2004: an aggregate gain of $19,200 in E&C on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe; the reevaluation of contract profit estimates of $50,600: $58,900 in E&C and $(8,300) in Global Power; a net gain of $14,000 in C&F on the settlement of coverage litigation with certain asbestos insurance carriers; restructuring and credit agreement costs of $(13,800) in C&F; and charges for severance cost of $(600) in E&C.

          Operating revenues by industry were as follows:

	Three Months Ended		Six Months Ended

	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004

Power	$239,577	$254,057	$459,587	$575,592
Oil and gas/refinery	153,925	255,907	311,917	488,231
Pharmaceutical	33,594	88,301	86,895	159,817
Chemical	68,597	33,533	117,605	55,601
Environmental	16,838	15,707	27,626	23,563
Power production	28,985	28,756	54,034	54,379
Eliminations and other	(15,498)	(41,242)	(8,581)	(55,805)

Total Operating Revenues	$526,018	$635,019	$1,049,083	$1,301,378

12.  Sale of Certain Business Assets

          We entered into an agreement in the first quarter of 2004 to sell a domestic corporate office building for estimated net cash proceeds of $17,000, which approximated carrying value. The sale closed in the second quarter 2004 and generated net cash proceeds of $16,400. Of this amount, 50% was repaid to the previous Senior Credit Facilities’ lenders in the second quarter of 2004.

          In the first and second quarters of 2004, we sold minority equity interests in special-purpose companies established to develop power plant projects in Europe. We recorded gains on the sales of $10,500 and $8,700 in the first and second quarters of 2004, respectively, which were recorded in other income on the condensed consolidated statement of operations and comprehensive income.

13.  Litigation and Uncertainties

Asbestos

          Some of our U.S. and U.K. subsidiaries are defendants in numerous asbestos-related lawsuits and out-of-court informal claims pending in the United States and United Kingdom. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by our subsidiaries during the 1970s and prior.

          United States

          A summary of claim activity for each of the three months ended July 1, 2005, April 1, 2005 and June 25, 2004 is as follows:

Back to Index

	Number of Claims

	Second Quarter 2005	First Quarter 2005	Second Quarter 2004

Balance at beginning of quarter	167,800	167,760	171,480
New claims	4,420	4,240	4,390
Claims resolved	(6,320)	(4,200)	(5,060)

Balance at end of quarter *	165,900	167,800	170,810

* Includes claims on inactive court dockets of approximately 22,500 at July 1, 2005, 22,400 at April 1, 2005 and 21,900 at June 25, 2004. Additionally, the balance of claims includes claims assumed to be abandoned of 10,300 at July 1, 2005, 9,100 at April 1, 2005 and 7,400 at June 25, 2004.

          The overall average combined indemnity and defense cost per closed claim since 1993 was approximately $2.1. We believe that the average cost will increase in the future.

          The amount spent on asbestos litigation defense and case resolution, all of which was reimbursed from insurance coverage, was $22,300 and $29,400 for the three months ended July 1, 2005 and June 25, 2004, respectively.

          As of July 1, 2005, we had recorded total liabilities of $435,500 comprised of an estimated liability relating to open (outstanding) claims of $212,500 and an estimated liability relating to future unasserted claims of $223,000. Of the total, $75,000 is recorded in accrued expenses and $360,500 is recorded in asbestos-related liability on the condensed consolidated balance sheet. These estimates are based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type (i.e., mesothelioma vs. non-mesothelioma) and the breakdown of known and future claims into disease type (i.e., mesothelioma vs. non-mesothelioma). Claims that have not been settled and are six or more years old are considered abandoned and are no longer valued in the estimated liability; however, such claims are included within the above chart. There were approximately 10,300 such cases that are not valued within the estimated liability. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity payments are estimated to be incurred through the year 2019, during which period new claims are expected to decline from year to year. We believe that there will be new claims filed after 2019, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate defense and/or indemnity costs, which might be incurred after 2019. Historically, defense costs have represented approximately 21% of total defense and indemnity costs. Through July 1, 2005, total indemnity costs paid, prior to insurance recoveries, were approximately $479,900 and total defense costs paid were approximately $128,400.

          As of July 1, 2005, we had recorded assets of $341,000 relating to actual and probable insurance recoveries, of which $75,000 is recorded in accounts and notes receivables, and $266,000 is recorded as asbestos-related insurance recovery receivable on the condensed consolidated balance sheet. The asset includes an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending legal proceedings with certain insurers, as well as recoveries under settlements with other insurers.

          As of July 1, 2005, $165,200 was contested by our subsidiaries’ insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.

          The number and type of claims received and the average cost to settle claims can vary from quarter to quarter and sometimes by substantial amounts. In the first two quarters of 2005, the number of claims received (including the number of mesothelioma claims) and the average cost to settle claims exceeded our forecast prepared at year-end 2004 to estimate the asbestos liability. Although our forecast contemplates that new claims requiring indemnity will decline from year-to-year, we do not believe that two quarters of data is sufficient evidence to necessitate a change in the underlying assumptions used to estimate the asbestos liability. Actual experience will be compared to projected results and if, in our judgment, changes to the underlying estimates are warranted, we will modify the asbestos liability and associated asset.

Back to Index

          An adverse outcome in pending insurance litigation on coverage issues could materially limit our insurance recoveries. In this regard, on January 10, 2005, a New York state trial court entered an order finding that New York, rather than New Jersey, law applies in the litigation described above regarding the allocation of liability for asbestos-related personal injury claims among the Foster Wheeler entities and their various insurers. Since the inception of this litigation, we have calculated estimated insurance recoveries applying New Jersey law. However, the application of New York, rather than New Jersey, law would result in our subsidiaries realizing lower insurance recoveries. Thus, as a result of this decision, we estimated our insurance asset assuming application of New York law and we recorded a charge to earnings in the fourth quarter of 2004 of approximately $76,000 and reduced the year-end 2004 carrying value of our probable insurance recoveries by a similar amount. Unless this decision is reversed, we expect that we will be required to fund a portion of our asbestos liabilities from our own cash. The amount and timing of these funding requirements will be dependent upon, among other things, litigated or negotiated resolution of the various disputes with our insurers with whom we have not yet settled. On February 16, 2005, our subsidiaries filed separate motions seeking (i) the re-argument of this decision and (ii) an appeal of this decision to a higher court. On May 19, 2005, our motion seeking re-argument was denied. Our appeal is currently pending, but there can be no assurances as to the timing or the outcome.

          In addition, even if these coverage issues are resolved in a manner favorable to Foster Wheeler, we may not be able to collect all of the amounts due under our insurance policies. Our recoveries will be limited by insolvencies among our insurers. We have not assumed recovery in the estimate of our asbestos insurance recovery asset from two of our significant insurers, which are currently insolvent. Other insurers may become insolvent in the future and our insurers may also fail to reimburse amounts owed to us on a timely basis. If we do not receive timely payment from our insurers, we may be unable to make required payments under settlement agreements with asbestos plaintiffs or to fund amounts required to be posted with courts in order to appeal trial judgments. If we are unable to file such appeals, our subsidiaries may be ordered to pay large damage awards arising from adverse jury verdicts, and such awards may exceed available cash. Any failure to realize expected insurance recoveries, and any delays in receiving from our insurers amounts owed to our subsidiaries, will reduce cash flow and adversely affect liquidity and could have a material adverse effect on our financial condition.

          The pending coverage litigation and negotiations with other insurers is continuing.

          We have entered into several settlement agreements calling for certain insurers that were parties to the coverage litigation to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. We intend to negotiate additional settlements in order to minimize the amount of future costs that we would be required to fund out of our working capital.

          We continue to project that, net of payments from our insurers, we will not be required to fund any asbestos liabilities from our own cash flow before 2010, although we may be required to fund a portion of such liabilities from our own cash thereafter. However, this forecast assumes that we will be able to resolve the insurance coverage litigation described above with respect to the remaining insurers in a timely fashion. While we expect to continue settlement discussions with such insurers during 2005, we may determine that the appropriate course of action is to fund a portion of our asbestos liabilities during 2005 and 2006 while settlement discussions continue. If we elect this course of action, we may spend up to $12,000 from our cash flow in the second half of 2005; such amounts have been considered in our liquidity forecast.

          Proposed asbestos trust fund legislation has been introduced in both houses of Congress in Washington D.C. and, if enacted in the form currently under discussion, would have a material adverse impact on our cash flow and results of operations. We remain part of a consortium of companies actively lobbying against the enactment of such proposed legislation, as currently drafted.

          It should be noted that the estimate of the assets and liabilities related to asbestos claims and recoveries is subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainties as to the ultimate number of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies with asbestos claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. Increases in the number of claims filed or costs to resolve those claims will cause us to increase further the estimates of the costs associated with asbestos claims and could have a material adverse effect on the business, financial condition, results of operations, and cash flows.

Back to Index

          United Kingdom

          Our subsidiaries in the U.K. have also received claims alleging personal injury arising from exposure to asbestos. To date 656 claims have been brought against our U.K. subsidiaries of which 307 remain open at July 1, 2005. None of the settled claims has resulted in material costs to us.

          As of July 1, 2005, we had recorded total liabilities of $40,744 comprised of an estimated liability relating to open (outstanding) claims of $4,772 and an estimated liability relating to future unasserted claims of $35,972. Of the total, $1,672 is recorded in accrued expenses and $39,072 is recorded in asbestos-related liability on the condensed consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $1,672 is recorded in accounts and notes receivables, and $39,072 is recorded as asbestos-related insurance recovery receivable on the condensed consolidated balance sheet.

Project Claims

          In the ordinary course of business, we are parties to litigation involving clients and subcontractors arising out of project contracts. Such litigation includes claims and counterclaims by and against us for additional costs incurred in excess of current contract provisions, as well as for back charges for alleged breaches of warranty and other contract commitments. If we were found to be liable for any of the claims/counterclaims against us, we would have to incur a write-down or charge against earnings to the extent a reserve had not been established for the matter in our accounts. Amounts ultimately realized on claims/counterclaims by us could differ materially from the balances included in our financial statements, resulting in a charge against earnings to the extent profit has already been accrued on a project contract. Such charges could have a material adverse impact on our liquidity and financial condition. We believe, after consultation with counsel, that such litigation should not have a material adverse effect upon our financial position or liquidity, after giving effect to the provisions already recorded.

          In addition to the matters described above, arbitration has been commenced against Foster Wheeler arising out of a compact circulating fluidized-bed boiler that we engineered, supplied and erected for a client in Asia. In addition to claims for damages for breach of contract, the client is seeking to rescind the contract based upon alleged material misrepresentations by us. If such relief were granted, we could be compelled to reimburse the client for the purchase price paid (approximately $25,700), in addition to other damages, which have not yet been quantified. We are vigorously defending the case and have counterclaimed for unpaid receivables (approximating $5,200), plus interest, for various breaches and non-performance by the client. (Due to its age, a reserve for the full amount of the receivable was taken prior to the arbitration.) The case is in the initial stages of discovery and a final award is not expected until 2007. Based upon our investigation and the proceedings to date, there appear to be valid defenses to the claim. However, it is premature to predict the outcome of this proceeding.

          An arbitration has been commenced against Foster Wheeler with respect to a thermal electric power plant in South America that we designed, supplied and erected as a member of a consortium with other parties. The plant’s concrete foundations experienced cracking, allegedly due to out-of-specification materials used in the concrete poured by the consortium’s subcontractor. The client adopted an extensive plan to repair the foundations and is seeking reimbursement of its repair costs ($9,500). Alleging that this extensive repair effort is in the nature of emergency mitigation only, the client is also claiming its estimated cost to totally demolish and reconstruct the foundations at some point in the future ($14,300) plus lost profits during this demolition and reconstruction period ($9,400). We are investigating the claim, as well as any rights that we may have to seek reimbursement for the damages from third parties. Valid legal defenses to the claim appear to exist, and an answer will be interposed, denying the claim. However, it is premature to predict the outcome of this matter.

Camden County Waste-to-Energy Project

          One of our project subsidiaries, Camden County Energy Recovery Associates, LP (“CCERA”), owns and operates a waste-to-energy facility in Camden County, New Jersey (the “Project”). In 1997, the United States Supreme Court effectively invalidated New Jersey’s long-standing municipal solid waste flow rules and regulations, eliminating the guaranteed supply of municipal solid waste to the Project with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the Project. Since the ruling, those market-based revenues have not been, and are not expected to be, sufficient to service the debt on outstanding bonds, which were issued by the Pollution Control Finance Authority of Camden County (“PCFA”) to finance the construction of the Project and to acquire a landfill for Camden County’s use.

Back to Index

          In 1998, the CCERA filed suit against the PCFA and other parties seeking, among other things, to void the applicable contracts and agreements governing the Project (Camden County Energy Recovery Assoc. v. N.J. Department of Environmental Protection, et al., Superior Court of New Jersey, Mercer County, L-268-98). Since 1999, the State of New Jersey has provided subsidies sufficient to ensure the payment of each of the Project’s debt service payments as they became due. The bonds outstanding on the Camden Project were issued by the PCFA, not Foster Wheeler or CCERA, and the bonds are not guaranteed by Foster Wheeler or CCERA. Pursuant to the loan agreement between PCFA and CCERA, proceeds from the bonds were used to finance the construction of the facility and accordingly these proceeds were recorded as debt on CCERA’s balance sheet and therefore are included in our condensed consolidated balance sheet. CCERA’s obligation to service the debt obtained pursuant to the loan agreement is limited to depositing all tipping fees and electric revenues received with the trustee of the PCFA bonds. The trustee is required to pay CCERA its service fees prior to servicing PCFA bonds. CCERA has no further debt repayment obligations under the loan agreement with the PCFA. In the litigation, the defendants have asserted, among other things, that an equitable portion of the outstanding debt on the Project should be allocated to CCERA even though CCERA did not guarantee the bonds. At this time, we cannot determine the ultimate outcome of the foregoing and the potential effects on CCERA and the Project. If the State were to fail to subsidize the debt service, and there were to be a default on a debt service payment, the bondholders might proceed to attempt to exercise their remedies, by among other things, seizing the collateral securing the bonds. We do not believe this collateral includes CCERA’s plant.

Long-Term Government Contract

          We retained a long-term contract for a spent nuclear storage facility with a U.S. government agency when we sold most of the assets of Foster Wheeler Environmental Corporation. The contract as scheduled is to be completed in four phases. The first phase was for the initial design, permitting and licensing of a spent fuel facility. The first phase of this project was profitable.

          The second phase of the contract, which is currently being executed, is billed on a cost-plus-fee basis and was expected to conclude in 2004. In this phase, we must license the facility with the NRC, respond to any questions regarding the initial design included in phase one and complete final design. Foster Wheeler requested clarification of certain technical specifications and detailed guidance from the government agency regarding government agency-directed changes to the project scope. The government agency failed to provide such clarification and guidance but nevertheless directed Foster Wheeler to proceed with the third phase of the contract in late July 2005. Foster Wheeler is evaluating the foregoing direction from the government agency.

          Phase three is for the construction, start-up and testing of the facility for a fixed contractual price of $114,000, subject to escalation. The actual commencement of this phase was delayed as a result of the significant delay in the issuance of the NRC license for the facility, which was received on November 30, 2004. This delay will also result in substantial additional facility costs. The third phase would begin with the purchase of long-lead items followed by the construction activities. Construction is expected to last two years and requires that a subsidiary of Foster Wheeler fund the construction cost. Foster Wheeler USA Corporation, the parent company of Foster Wheeler Environmental Corporation, provided a performance guarantee on the project. In addition, a surety bond for the full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of Foster Wheeler will operate the facility at fixed rates, subject to escalation, for approximately four years. We have been engaged in discussions with the government agency about possibly restructuring or terminating subsequent phases of the contract. If the project were to proceed, we intend to seek third-party financing to fund the majority of the construction costs, but there can be no assurance that we will secure such financing on acceptable terms, or at all. There also can be no assurance that we will be able to obtain the required surety bond. If we cannot successfully restructure the contract and cannot obtain third-party financing or the required surety bond, our ability to perform our obligations under the contract would be unlikely. This could have a material adverse effect on our financial condition, results of operations, and cash flow. No claims have been raised by the government agency against Foster Wheeler. The ultimate potential liability to Foster Wheeler would arise in the event that the government agency terminates the contract (for example, due to our inability to continue with the contract) and re-bids the contract under substantially the same terms and the resulting cost to the government agency is greater than it would have been under the existing terms with us. We do not believe a claim is probable and are unable to estimate the possible loss that could occur as a result of any claims. Additionally, we believe that we have a variety of potential legal defenses should the government agency decide to pursue any such action.

Back to Index

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

          We currently own and operate industrial facilities and have also transferred our interests in industrial facilities that we formerly owned or operated. It is likely that as a result of our current or former operations, such facilities have been impacted by hazardous substances. We are not aware of any conditions at our currently owned facilities in the United States that we expect will cause us to incur material costs in excess of those for which reserves have been established.

          We also may receive claims, pursuant to indemnity obligations from owners of recently sold facilities, which may require us to incur costs for investigation and/or remediation. Based on available information, we do not believe that such costs will be materially in excess of those reserves that we have already established. No assurance can be provided that we will not discover environmental conditions at our currently owned or operated properties, or that additional claims will not be made with respect to formerly owned properties, requiring us to incur material expenditures to investigate and/or remediate such conditions.

          We have been notified that we are a potentially responsible party (a “PRP”) under CERCLA or similar state laws at three off-site facilities. At each of these sites, our liability should be substantially less than the total site remediation costs because the percentage of waste attributable to Foster Wheeler compared to that attributable to all other PRPs is low. We do not believe that our share of cleanup obligations at any of the off-site facilities as to which we have received a notice of potential liability will exceed $500 in the aggregate.

          In February 1988, one of our subsidiaries, Foster Wheeler Energy Corporation (“FWEC”), entered into a Consent Agreement and Order (“Order”) with the United States Environmental Protection Agency (“USEPA”) and the Pennsylvania Department of Environmental Protection (“PADEP”) regarding our former manufacturing facility in Mountain Top, Pennsylvania. The Order essentially required us to investigate and remediate as necessary contaminants, including trichloroethylene (“TCE”), in the soil and groundwater at the facility. Pursuant to the Order, we installed in 1993 a “pump and treat” system to remove TCE from the groundwater. It is not possible at the present time to predict how long we will be required to operate and maintain the system.

          In September 2004, we sampled the domestic water supply of approximately 16 residences in Mountain Top, and we received validated testing data regarding that sampling in October 2004. The residences are located approximately one mile to the southwest of the historic source of the TCE at our former FWEC facility, and we believe the residences use private wells for domestic water. The results of this sampling indicated that TCE was present in the water at several of the residences at levels in excess of Safe Drinking Water Act standards. Since the initial round of testing in September 2004, we have tested more wells. As of July 2005, the number of wells in the area containing TCE in excess of the standards is approximately 30. We believe we have identified all affected residential wells.

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

Back to Index

          Although FWEC believes there is not yet sufficient evidence to conclude that it is a PRP as to the TCE in the residential wells, USEPA and FWEC are negotiating a settlement agreement whereby FWEC would arrange and pay for the provision of public water to the affected residences, which likely will involve the extension of a water main from one end of the affected area to the other end, along with the installation of laterals from the main to the affected residences. FWEC and USEPA staffs have reached an agreement in principle regarding the foregoing settlement agreement. There is also a possibility that FWEC would incur further costs if it were required to conduct a more formal study to better define the affected area. Since October 2004, we have been providing the potentially affected residences with temporary replacement water, and we have arranged to have filters installed on the residences’ water system to remove the TCE. We have also arranged to have the filters periodically tested and maintained. We are incurring costs related to public outreach and communications in the affected area. Finally, FWEC may be required to pay the agencies’ costs in overseeing and responding to the situation. We have accrued our best estimate of the cost of the foregoing.

          Other costs to which FWEC could be exposed could include, among other things, other costs associated with supplying public water, our own counsel and consulting fees, further agency oversight and/or response costs, and other costs related to possible further investigation and/or remediation. At present, it is not possible to determine whether we will be determined to be liable for some of the items described in this paragraph, nor is it possible to reliably estimate the liability associated with the items.

          If one or more third parties are determined to be a source of the TCE, we will evaluate our options regarding the recovery of the costs we have incurred, which options could include seeking to recover those costs from those determined to be the source.

          In the ordinary course of business, we enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against us by customers alleging deficiencies in either equipment or plant construction and seeking resulting alleged damages. The ultimate legal and financial liability of Foster Wheeler in respect to all claims, lawsuits and proceedings cannot be estimated with certainty. As additional information concerning the estimates becomes known, we reassess our position both with respect to gain contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change relate to legal matters as these are subject to change as events evolve and as additional information becomes available during the administration and litigation process. Increases in the number of claims filed or costs to resolve those claims will cause us to increase further the estimates of the costs associated with such claims and could have a material adverse effect on the business, financial condition, results of operations, and cash flows.

Back to Index

14.  Consolidating Financial Information

       A.  2005 Senior Notes

          As a result of our reorganization on May 25, 2001, Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for our Senior Notes at 6.75% interest, due November 15, 2005 (“2005 Senior Notes”). Foster Wheeler Ltd. and the following companies have issued guarantees in favor of the holders of our 2005 Senior Notes: Equipment Consultants, Inc., Foster Wheeler Holdings Ltd. (formerly known as “Foreign Holdings Ltd.”), Foster Wheeler Asia Limited, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler North America Corp., Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., HFM International, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc., and Perryville III Trust. Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC and each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd. The summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because we do not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to Foster Wheeler Ltd.

          In September 2004, we completed an equity-for-debt exchange in which we issued common shares, preferred shares and new 2011 Senior Notes in exchange for a portion of our 2005 Senior Notes. We had $11,372 of 2005 Senior Notes outstanding as of both July 1, 2005 and December 31, 2004.

          The following represents summarized condensed consolidating financial information as of July 1, 2005 and December 31, 2004 with respect to our financial position, and for the three and six months ended July 1, 2005 and June 25, 2004 for results of operations and for the six months ended July 1, 2005 and June 25, 2004 for cash flows.

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

Back to Index

14.  Consolidating Financial Information – (Continued)

       A.  2005 Senior Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET

July 1, 2005

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets

Cash and cash equivalents	$—	$—	$36,791	$233,547	$—	$270,338
Accounts and notes receivable, net	416,260	185,465	200,934	690,163	(1,021,493)	471,329
Contracts in process and inventories	—	—	52,550	94,106	—	146,656
Investment and advances	—	—	1,248	—	(1,248)	—
Other current assets	—	—	3,998	45,358	—	49,356

Total current assets	416,260	185,465	295,521	1,063,174	(1,022,741)	937,679
Investments in subsidiaries and others	(1,134,983)	(730,418)	(80,530)	167,251	1,946,171	167,491
Land, buildings & equipment, net	—	—	44,239	220,352	—	264,591
Notes and accounts receivable - long-term	210,000	487,108	279,406	410,551	(1,380,706)	6,359
Intangible assets, net	—	—	97,637	19,617	—	117,254
Asbestos-related insurance recovery receivable	—	266,011	—	39,071	—	305,082
Other assets	—	16,510	69,891	126,668	—	213,069

TOTAL ASSETS	$(508,723)	$224,676	$706,164	$2,046,684	$(457,276)	$2,011,525

Liabilities and Shareholders’ Deficit
Accounts payable and accrued expenses	$(21,595)	$502,141	$593,094	$493,832	$(1,021,495)	$545,977
Estimated costs to complete long-term contracts	—	—	92,117	262,703	—	354,820
Other current liabilities	—	11,372	4,734	196,165	—	212,271

Total current liabilities	(21,595)	513,513	689,945	952,700	(1,021,495)	1,113,068
Long-term debt	3,070	342,258	66,399	112,908	—	524,635
Pension, postretirement and other employee benefits	—	—	195,631	66,779	—	262,410
Asbestos-related liability	—	360,517	—	39,071	—	399,588
Other long-term liabilities and minority interest	—	143,223	889,172	903,340	(1,733,713)	202,022

TOTAL LIABILITIES	(18,525)	1,359,511	1,841,147	2,074,798	(2,755,208)	2,501,723

Common stock and paid-in capital	883,573	242,613	242,613	167,629	(652,855)	883,573
Accumulated deficit	(1,067,229)	(1,082,694)	(1,082,842)	(26,561)	2,192,097	(1,067,229)
Accumulated other comprehensive loss	(294,754)	(294,754)	(294,754)	(169,182)	758,690	(294,754)
Unearned compensation	(11,788)	—	—	—	—	(11,788)

TOTAL SHAREHOLDERS’ DEFICIT	(490,198)	(1,134,835)	(1,134,983)	(28,114)	2,297,932	(490,198)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(508,723)	$224,676	$706,164	$2,046,684	$(457,276)	$2,011,525

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

Liabilities and Shareholders' Deficit
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

Back to Index

14.  Consolidating Financial Information – (Continued)

       A.  2005 Senior Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

Three Months Ended July 1, 2005

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$111,316	$440,699	$(25,997)	$526,018
Cost of operating revenues	—	—	(103,193)	(338,696)	25,997	(415,892)

Contract profit	—	—	8,123	102,003	—	110,126

Selling, general and administrative expenses	—	—	(20,201)	(45,728)	7,843	(58,086)
Other income	7,893	11,343	12,274	22,749	(37,438)	16,821
Other deductions and minority interest	—	(6)	(9,272)	(4,566)	36	(13,808)
Interest expense	(63)	(8,999)	(14,855)	(19,716)	29,559	(14,074)
Equity in net income of subsidiaries	20,101	17,777	45,513	—	(83,391)	—

Income before income taxes	27,931	20,115	21,582	54,742	(83,391)	40,979
Provision for income taxes	(52)	—	(1,481)	(11,567)	—	(13,100)

Net income	27,879	20,115	20,101	43,175	(83,391)	27,879
Other comprehensive income:
Foreign currency translation adjustment	281	281	281	(2,073)	1,511	281

Net comprehensive income	$28,160	$20,396	$20,382	$41,102	$(81,880)	$28,160

Back to Index

14.  Consolidating Financial Information – (Continued)

       A.  2005 Senior Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

Six Months Ended July 1, 2005

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$236,003	$852,082	$(39,002)	$1,049,083
Cost of operating revenues	—	—	(205,062)	(694,886)	39,002	(860,946)

Contract profit	—	—	30,941	157,196	—	188,137

Selling, general and administrative expenses	—	—	(44,076)	(82,349)	13,122	(113,303)
Other income	13,222	22,635	22,969	42,659	(72,154)	29,331
Other deductions and minority interest	—	(3,361)	(15,715)	(6,113)	36	(25,153)
Interest expense	(125)	(18,367)	(29,418)	(39,908)	58,996	(28,822)
Equity in net income of subsidiaries	16,074	15,193	55,005	—	(86,272)	—

Income before income taxes	29,171	16,100	19,706	71,485	(86,272)	50,190
Provision for income taxes	(52)	—	(3,632)	(17,387)	—	(21,071)

Net income	29,119	16,100	16,074	54,098	(86,272)	29,119
Other comprehensive income/(loss):
Foreign currency translation adjustment	1,989	1,989	1,989	(3,173)	(805)	1,989

Net comprehensive income	$31,108	$18,089	$18,063	$50,925	$(87,077)	$31,108

Back to Index

14.  Consolidating Financial Information – (Continued)

       A.  2005 Senior Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME

Three Months Ended June 25, 2004

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$130,847	$535,943	$(31,771)	$635,019
Cost of operating revenues	—	—	(88,110)	(472,655)	31,771	(528,994)

Contract profit	—	—	42,737	63,288	—	106,025

Selling, general and administrative expenses	—	—	(21,279)	(35,179)	—	(56,458)
Other income	3,412	14,239	12,061	32,758	(32,379)	30,091
Other deductions and minority interest	—	(91)	(6,968)	2,130	512	(4,417)
Interest expense	(3,420)	(17,821)	(18,741)	(17,533)	31,867	(25,648)
Equity in net income of subsidiaries	29,843	33,531	23,856	—	(87,230)	—

Income before income taxes	29,835	29,858	31,666	45,464	(87,230)	49,593
Provision for income taxes	—	—	(1,823)	(17,935)	—	(19,758)

Net income	29,835	29,858	29,843	27,529	(87,230)	29,835
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(5,694)	(5,694)	(5,694)	3,118	8,270	(5,694)

Net comprehensive income	$24,141	$24,164	$24,149	$30,647	$(78,960)	$24,141

Back to Index

14.  Consolidating Financial Information – (Continued)

       A.  2005 Senior Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME

Six Months Ended June 25, 2004

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$282,598	$1,073,709	$(54,929)	$1,301,378
Cost of operating revenues	—	—	(210,614)	(964,456)	54,929	(1,120,141)

Contract profit	—	—	71,984	109,253	—	181,237

Selling, general and administrative expenses	—	—	(41,915)	(71,727)	—	(113,642)
Other income	6,825	28,334	21,555	60,934	(63,908)	53,740
Other deductions and minority interest	(2)	(179)	(7,902)	(4,337)	904	(11,516)
Interest expense	(6,839)	(35,529)	(36,828)	(34,888)	63,004	(51,080)
Equity in net income of subsidiaries	25,553	32,945	22,727	—	(81,225)	—

Income before income taxes	25,537	25,571	29,621	59,235	(81,225)	58,739
Provision for income taxes	—	—	(4,068)	(29,134)	—	(33,202)

Net income	25,537	25,571	25,553	30,101	(81,225)	25,537
Other comprehensive loss:
Foreign currency translation adjustment	(9,698)	(9,698)	(9,698)	(1,049)	20,445	(9,698)

Net comprehensive income	$15,839	$15,873	$15,855	$29,052	$(60,780)	$15,839

Back to Index

14.  Consolidating Financial Information – (Continued)

       A.  2005 Senior Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended July 1, 2005

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(25)	$15,126	$(26,124)	$13,104	$(24,707)	$(22,626)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(416)	13,686	—	13,270
Capital expenditures	—	—	(307)	(3,382)	—	(3,689)
Proceeds from sale of assets	—	—	67	1,794	—	1,861
Increase in investment and advances	—	—	—	(440)	—	(440)
Decrease in short-term investments	—	—	—	24,424	—	24,424

Net cash (used in)/provided by investing activities	—	—	(656)	36,082	—	35,426

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(24,707)	24,707	—
Payment of deferred financing cost	—	(13,400)	—	—	—	(13,400)
Repayment of long-term debt	—	—	—	(7,335)	—	(7,335)
Other	25	(1,726)	14,791	(15,323)	—	(2,233)

Net cash provided by/(used in) financing activities	25	(15,126)	14,791	(47,365)	24,707	(22,968)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	(11,059)	—	(11,061)

Decrease in cash and cash equivalents	—	—	(11,991)	(9,238)	—	(21,229)
Cash and cash equivalents, beginning of year	—	—	48,782	242,785	—	291,567

Cash and cash equivalents, end of period	$—	$—	$36,791	$233,547	$—	$270,338

Back to Index

14.  Consolidating Financial Information – (Continued)

       A.  2005 Senior Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 25, 2004

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(15)	$(9,785)	$(15,062)	$23,762	$(14,997)	$(16,097)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(3)	(4,959)	—	(4,962)
Capital expenditures	—	—	131	(4,059)	—	(3,928)
Proceeds from sale of assets	—	—	16,704	202	—	16,906
Decrease/(increase) in investment and advances	—	—	21,567	(21,567)	—	—
Increase in short-term investments	—	—	—	(11,650)	—	(11,650)

Net cash provided by/(used in) investing activities	—	—	38,399	(42,033)	—	(3,634)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(14,997)	14,997	—
Decrease in short-term debt	—	—	—	(121)	—	(121)
Repayment of long-term debt	—	(12,294)	—	(6,455)	—	(18,749)
Other	15	22,079	(1,666)	(23,091)	—	(2,663)

Net cash provided by/(used in) financing activities	15	9,785	(1,666)	(44,664)	14,997	(21,533)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,311)	309	—	(1,002)

Increase/(decrease) in cash and cash equivalents	—	—	20,360	(62,626)	—	(42,266)
Cash and cash equivalents, beginning of year	—	—	34,264	329,831	—	364,095

Cash and cash equivalents, end of period	$—	$—	$54,624	$267,205	$—	$321,829

Back to Index

14.  Consolidating Financial Information – (Continued)

       B.  Convertible Notes

          In May and June 2001, Foster Wheeler Ltd. issued 6.5% Convertible Subordinated Notes (“Convertible Notes”) due in 2007. Foster Wheeler LLC, a 100% owned subsidiary of Foster Wheeler Ltd., fully and unconditionally guarantees the Convertible Notes. Foster Wheeler LLC has assumed the obligation to fund the debt service. The following summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Foster Wheeler LLC because we do not believe that such separate financial statements and related disclosures would be material to investors.

          In 2004, we completed an equity-for-debt exchange in which we issued common shares and preferred shares in exchange for a portion of the Convertible Notes. We had $3,070 of Convertible Notes outstanding as of both July 1, 2005 and December 31, 2004.

          The following represents summarized condensed consolidating financial information as of July 1, 2005 and December 31, 2004 with respect to our financial position, and for the three and six months ended July 1, 2005 and June 25, 2004 for our results of operations and for the six months ended July 1, 2005 and June 25, 2004 for our cash flows.

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

Back to Index

14.  Consolidating Financial Information – (Continued)

       B.  Convertible Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET

July 1, 2005

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$270,338	$—	$270,338
Accounts and notes receivable, net	416,260	185,465	399,460	(529,856)	471,329
Contracts in process and inventories	—	—	146,656	—	146,656
Other current assets	—	—	49,356	—	49,356

Total current assets	416,260	185,465	865,810	(529,856)	937,679
Investments in subsidiaries and others	(1,134,983)	(730,418)	(236,926)	2,269,818	167,491
Land, buildings & equipment, net	—	—	264,591	—	264,591
Notes and accounts receivable – long-term	210,000	487,108	6,359	(697,108)	6,359
Intangible assets, net	—	—	117,254	—	117,254
Asbestos-related insurance recovery receivable	—	266,011	39,071	—	305,082
Other assets	—	16,510	196,559	—	213,069

TOTAL ASSETS	$(508,723)	$224,676	$1,252,718	$1,042,854	$2,011,525

Liabilities and Shareholders' Deficit
Accounts payable and accrued expenses	$(21,595)	$502,141	$595,287	$(529,856)	$545,977
Estimated costs to complete long-term contracts	—	—	354,820	—	354,820
Other current liabilities	—	11,372	200,899	—	212,271

Total current liabilities	(21,595)	513,513	1,151,006	(529,856)	1,113,068
Long-term debt	3,070	342,258	179,307	—	524,635
Pension, postretirement and other employee benefits	—	—	262,410	—	262,410
Asbestos-related liability	—	360,517	39,071	—	399,588
Other long-term liabilities and minority interest	—	143,223	755,907	(697,108)	202,022

TOTAL LIABILITIES	(18,525)	1,359,511	2,387,701	(1,226,964)	2,501,723

Common stock and paid in capital	883,573	242,613	242,613	(485,226)	883,573
Accumulated deficit	(1,067,229)	(1,082,694)	(1,082,842)	2,165,536	(1,067,229)
Accumulated other comprehensive loss	(294,754)	(294,754)	(294,754)	589,508	(294,754)
Unearned compensation	(11,788)	—	—	—	(11,788)

TOTAL SHAREHOLDERS' DEFICIT	(490,198)	(1,134,835)	(1,134,983)	2,269,818	(490,198)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$(508,723)	$224,676	$1,252,718	$1,042,854	$2,011,525

Back to Index

14.  Consolidating Financial Information – (Continued)

       B.  Convertible Notes  – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2004 (Restated - See Note 2)

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$291,567	$—	$291,567
Accounts and notes receivable, net	416,260	184,449	881,729	(975,942)	506,496
Contracts in process and inventories	—	—	174,077	—	174,077
Other current assets	—	—	77,158	—	77,158

Total current assets	416,260	184,449	1,424,531	(975,942)	1,049,298
Investments in subsidiaries and others	(1,153,046)	(723,487)	(271,114)	2,305,971	158,324
Land, buildings & equipment, net	—	—	280,305	—	280,305
Notes and accounts receivable - long-term	210,000	487,108	7,053	(697,108)	7,053
Intangible assets, net	—	—	121,502	—	121,502
Asbestos-related insurance recovery receivable	—	290,494	42,400	—	332,894
Other assets	—	5,330	232,833	—	238,163

TOTAL ASSETS	$(526,786)	$243,894	$1,837,510	$632,921	$2,187,539

Liabilities and Shareholders' Deficit
Accounts payable and accrued expenses	$(4,239)	$498,673	$1,084,936	$(975,942)	$603,428
Estimated costs to complete long-term contracts	—	—	458,421	—	458,421
Other current liabilities	(52)	11,372	188,252	—	199,572

Total current liabilities	(4,291)	510,045	1,731,609	(975,942)	1,261,421
Long-term debt	3,070	342,820	188,969	—	534,859
Pension, postretirement and other employee benefits	—	—	271,851	—	271,851
Asbestos-related liability	—	405,000	42,400	—	447,400
Other long-term liabilities and minority interest	—	138,954	755,727	(697,108)	197,573

TOTAL LIABILITIES	(1,221)	1,396,819	2,990,556	(1,673,050)	2,713,104

Common stock and paid in capital	883,573	242,613	242,613	(485,226)	883,573
Accumulated deficit	(1,096,348)	(1,098,795)	(1,098,916)	2,197,711	(1,096,348)
Accumulated other comprehensive loss	(296,743)	(296,743)	(296,743)	593,486	(296,743)
Unearned compensation	(16,047)	—	—	—	(16,047)

TOTAL SHAREHOLDERS' DEFICIT	(525,565)	(1,152,925)	(1,153,046)	2,305,971	(525,565)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$(526,786)	$243,894	$1,837,510	$632,921	$2,187,539

Back to Index

14.  Consolidating Financial Information – (Continued)

       B.  Convertible Notes  – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
Three Months Ended July 1, 2005

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$526,018	$—	$526,018
Cost of operating revenues	—	—	(415,892)	—	(415,892)

Contract profit	—	—	110,126	—	110,126
Selling, general and administrative expenses	—	—	(65,929)	7,843	(58,086)
Other income	7,893	11,343	16,815	(19,230)	16,821
Other deductions and minority interest	—	(6)	(13,802)	—	(13,808)
Interest expense	(63)	(8,999)	(16,399)	11,387	(14,074)
Equity in net income of subsidiaries	20,101	17,777	2,338	(40,216)	—

Income before income taxes	27,931	20,115	33,149	(40,216)	40,979
Provision for income taxes	(52)	—	(13,048)	—	(13,100)

Net income	27,879	20,115	20,101	(40,216)	27,879
Other comprehensive income:
Foreign currency translation adjustment	281	281	281	(562)	281

Net comprehensive income	$28,160	$20,396	$20,382	$(40,778)	$28,160

Back to Index

14.  Consolidating Financial Information – (Continued)

       B.  Convertible Notes  – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
Six Months Ended July 1, 2005

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,049,083	$—	$1,049,083
Cost of operating revenues	—	—	(860,946)	—	(860,946)

Contract profit	—	—	188,137	—	188,137
Selling, general and administrative expenses	—	—	(126,425)	13,122	(113,303)
Other income	13,222	22,635	29,356	(35,882)	29,331
Other deductions and minority interest	—	(3,361)	(21,792)	—	(25,153)
Interest expense	(125)	(18,367)	(33,090)	22,760	(28,822)
Equity in net income of subsidiaries	16,074	15,193	907	(32,174)	—

Income before income taxes	29,171	16,100	37,093	(32,174)	50,190
Provision for income taxes	(52)	—	(21,019)	—	(21,071)

Net income	29,119	16,100	16,074	(32,174)	29,119
Other comprehensive income:
Foreign currency translation adjustment	1,989	1,989	1,989	(3,978)	1,989

Net comprehensive income	$31,108	$18,089	$18,063	$(36,152)	$31,108

Back to Index

14.   Consolidating Financial Information – (Continued)

       B.  Convertible Notes  – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

Three Months Ended June 25, 2004

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$635,019	$—	$635,019
Cost of operating revenues	—	—	(528,994)	—	(528,994)

Contract profit	—	—	106,025	—	106,025

Selling, general and administrative expenses	—	—	(56,458)	—	(56,458)
Other income	3,412	14,239	30,096	(17,656)	30,091
Other deductions and minority interest	—	(91)	(4,326)	—	(4,417)
Interest expense	(3,420)	(17,821)	(22,063)	17,656	(25,648)
Equity in net income/(loss) of subsidiaries	29,843	33,531	(3,673)	(59,701)	—

Income before income taxes	29,835	29,858	49,601	(59,701)	49,593
Provision for income taxes	—	—	(19,758)	—	(19,758)

Net income	29,835	29,858	29,843	(59,701)	29,835
Other comprehensive loss:
Foreign currency translation adjustment	(5,694)	(5,694)	(5,694)	11,388	(5,694)

Net comprehensive income	$24,141	$24,164	$24,149	$(48,313)	$24,141

Back to Index

14.  Consolidating Financial Information – (Continued)

       B.  Convertible Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

Six Months Ended June 25, 2004

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,301,378	$—	$1,301,378
Cost of operating revenues	—	—	(1,120,141)	—	(1,120,141)

Contract profit	—	—	181,237	—	181,237

Selling, general and administrative expenses	—	—	(113,642)	—	(113,642)
Other income	6,825	28,334	53,751	(35,170)	53,740
Other deductions and minority interest	(2)	(179)	(11,335)	—	(11,516)
Interest expense	(6,839)	(35,529)	(43,882)	35,170	(51,080)
Equity in net income/(loss) of subsidiaries	25,553	32,945	(7,374)	(51,124)	—

Income before income taxes	25,537	25,571	58,755	(51,124)	58,739
Provision for income taxes	—	—	(33,202)	—	(33,202)

Net income	25,537	25,571	25,553	(51,124)	25,537
Other comprehensive loss:
Foreign currency translation adjustment	(9,698)	(9,698)	(9,698)	19,396	(9,698)

Net comprehensive income	$15,839	$15,873	$15,855	$(31,728)	$15,839

Back to Index

14.  Consolidating Financial Information – (Continued)

       B.  Convertible Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended July 1, 2005

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(25)	$15,126	$(34,175)	$(3,552)	$(22,626)

Cash Flows from Investing Activities
Change in restricted cash	—	—	13,270	—	13,270
Capital expenditures	—	—	(3,689)	—	(3,689)
Proceeds from sale of assets	—	—	1,861	—	1,861
Increase in investment and advances	—	—	(440)	—	(440)
Decrease in short-term investments	—	—	24,424	—	24,424

Net cash provided by investing activities	—	—	35,426	—	35,426

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(3,552)	3,552	—
Payment of deferred financing cost	—	(13,400)	—	—	(13,400)
Repayment of long-term debt	—	—	(7,335)	—	(7,335)
Other	25	(1,726)	(532)	—	(2,233)

Net cash provided by/(used in) financing activities	25	(15,126)	(11,419)	3,552	(22,968)

Effect of exchange rate changes on cash and cash equivalents	—	—	(11,061)	—	(11,061)

Decrease in cash and cash equivalents	—	—	(21,229)	—	(21,229)
Cash and cash equivalents, beginning of year	—	—	291,567	—	291,567

Cash and cash equivalents, end of period	$—	$—	$270,338	$—	$270,338

Back to Index

14.  Consolidating Financial Information – (Continued)

       B. Convertible Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 25, 2004

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(15)	$(9,785)	$8,700	$(14,997)	$(16,097)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(4,962)	—	(4,962)
Capital expenditures	—	—	(3,928)	—	(3,928)
Proceeds from sale of assets	—	—	16,906	—	16,906
Increase in short-term investments	—	—	(11,650)	—	(11,650)

Net cash used in investing activities	—	—	(3,634)	—	(3,634)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(14,997)	14,997	—
Decrease in short-term debt	—	—	(121)	—	(121)
Repayment of long-term debt	—	(12,294)	(6,455)	—	(18,749)
Other	15	22,079	(24,757)	—	(2,663)

Net cash provided by/(used in) financing activities	15	9,785	(46,330)	14,997	(21,533)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,002)	—	(1,002)

Decrease in cash and cash equivalents	—	—	(42,266)	—	(42,266)
Cash and cash equivalents, beginning of year	—	—	364,095	—	364,095

Cash and cash equivalents, end of period	$—	$—	$321,829	$—	$321,829

Back to Index

14.  Consolidating Financial Information – (Continued)

       C. Trust Securities

           On January 13, 1999, FW Preferred Capital Trust I (the “Capital Trust”), a Delaware Business Trust, which is a 100% indirectly-owned finance subsidiary of Foster Wheeler Ltd., consummated a $175,000 public offering of 7,000,000 Trust Preferred Securities (the “Trust Securities”). The Trust Securities, which are fully and unconditionally guaranteed on a joint and several basis by Foster Wheeler Ltd. and Foster Wheeler LLC, accrue cumulative distributions at an annual rate of 9%. The distributions are payable quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. The maturity date of the Trust Securities is January 15, 2029; however, the Capital Trust can redeem the Trust Securities on or after January 15, 2004.

           The Capital Trust invested the proceeds from the sale of the Trust Securities in an equal principal amount of 9% Junior Subordinated Deferrable Interest Debentures of Foster Wheeler LLC due January 15, 2029 (the “Debentures”). We used the net proceeds to pay indebtedness under a revolving credit agreement. The Capital Trust distributes the quarterly cash payments it may receive from Foster Wheeler LLC as interest on the Debentures to the Trust Securities security holders. Foster Wheeler LLC may defer interest on the Debentures for up to 20 consecutive quarterly periods. When this occurs, the Capital Trust also defers distribution payments on the Trust Securities. In accordance with this provision, the Capital Trust has deferred all quarterly distributions beginning with the distribution due on January 15, 2002.

           Prior to December 27, 2003, the Capital Trust was consolidated in our financial statements. Effective December 27, 2003, we adopted FIN No. 46, “Consolidation of Variable Interest Entities,” for variable interest entities formed prior to February 1, 2003. In accordance with the provisions of FIN No. 46, we determined that (i) the Capital Trust is a variable interest entity and (ii) Foster Wheeler is not the primary beneficiary. Accordingly, we de-consolidated the Capital Trust as of December 27, 2003. Our condensed consolidated financial statements reflect Foster Wheeler LLC’s obligations to the Capital Trust as subordinated deferrable interest debentures and deferred accrued interest on subordinated deferrable interest debentures. The interest expense on the Debentures is presented on our condensed consolidated statement of operations and comprehensive income as interest expense.

           In 2004, we completed an equity-for-debt exchange in which we issued common shares, preferred shares and warrants to purchase common shares in exchange for a portion of the Trust Securities. As of both July 1, 2005 and December 31, 2004, 2,847,086 Trust Securities, with an aggregate liquidation amount of $71,177, were outstanding.

           On July 29, 2005, we completed an offer to exchange common shares for Trust Securities. In conjunction with the exchange, which will be reflected in the third quarter 2005 financial results, the Capital Trust will record an approximate $64,800 reduction in the aggregate liquidation amount of existing Trust Securities and an approximate $25,900 reduction in deferred accrued mandatorily redeemable preferred security distributions payable. The Capital Trust will also record a corresponding decrease in the Debentures and accrued interest receivable. In order to allow additional holders to participate in the exchange, we commenced a subsequent offering period, which expires on August 10, 2005, reflecting the same consideration as the original offering.

           Summarized below is the condensed financial information of the Capital Trust:

Back to Index

14.  Consolidating Financial Information – (Continued)

       C. Trust Securities – (Continued)

Balance Sheet Data:	July 1, 2005	December 31, 2004

Non-current assets – subordinated deferrable interest debentures	$71,177	$71,177
Non-current assets – accrued interest on subordinated deferrable interest debentures, net of valuation allowance of $0 and $17,626, respectively	27,729	5,834
Long-term liabilities – mandatorily redeemable preferred trust securities	71,177	71,177
Long-term liability – deferred accrued mandatorily redeemable preferred security distributions	27,729	23,460
Net deficit	—	(17,626)

Income Statement Data for the three months ended:	July 1, 2005	June 25, 2004

Interest income on subordinated deferrable interest debentures	$2,181	$—
Decrease in valuation allowance	5,850	21,000
Mandatorily redeemable preferred security distributions	(2,181)	(4,901)
Net income	5,850	16,099

Income Statement Data for the six months ended:	July 1, 2005	June 25, 2004

Interest income on subordinated deferrable interest debentures	$4,269	$—
Decrease in valuation allowance	17,626	36,400
Mandatorily redeemable preferred security distributions	(4,269)	(9,693)
Net income	17,626	26,707

Cash Flow Data for the six months ended:	July 1, 2005	June 25, 2004

Cash flows from operating activities	$—	$—
Cash flows from investing activities	—	—
Cash flows from financing activities	—	—

          SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” states that “a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.” SFAS No. 114 requires that the measurement of impairment be based on one of several methods including the loan’s observable market price. The Capital Trust had established a valuation allowance on the Debentures and related interest income receivable from Foster Wheeler LLC based on Foster Wheeler Ltd.’s and Foster Wheeler LLC’s financial condition and the decision to exercise the right to defer payments on the Debentures since January 15, 2002. The Debentures and related interest income receivable are the only assets of the Capital Trust and the Trust Securities are the only liabilities of the Capital Trust. As a result, the Capital Trust measures loan impairment based on the market price of the Trust Securities, which is deemed a proxy for the Debentures’ observable market price. The decrease in the valuation allowance resulted from an increase in the market price of the Trust Securities. The market price per security of the Trust Securities was $42.60 as of July 1, 2005, $31.92 as of April 1, 2005, $27.05 as of December 31, 2004, $8.20 as of June 25, 2004, $5.20 as of March 26, 2004 and $3.00 as of December 26, 2003.

          The following represents summarized condensed consolidating financial information as of July 1, 2005 and December 31, 2004 with respect to our financial position, and for the three and six months ended July 1, 2005 and June 25, 2004 for results of operations and for the six months ended July 1, 2005 and June 25, 2004 for cash flows. The following summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the guarantors because we do not believe that such separate financial statements and related disclosures would be material to investors.

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

Back to Index

14.  Consolidating Financial Information – (Continued)

       C. Trust Securities – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
July 1, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$270,338	$—	$270,338
Accounts and notes receivable, net	416,260	185,465	399,460	(529,856)	471,329
Contracts in process and inventories	—	—	146,656	—	146,656
Other current assets	—	—	49,356	—	49,356

Total current assets	416,260	185,465	865,810	(529,856)	937,679
Investments in subsidiaries and others	(1,134,983)	(730,418)	(236,926)	2,269,818	167,491
Land, buildings & equipment, net	—	—	264,591	—	264,591
Notes and accounts receivable – long-term	210,000	487,108	6,359	(697,108)	6,359
Intangible assets, net	—	—	117,254	—	117,254
Asbestos-related insurance recovery receivable	—	266,011	39,071	—	305,082
Other assets	—	16,510	196,559	—	213,069

TOTAL ASSETS	$(508,723)	$224,676	$1,252,718	$1,042,854	$2,011,525

Liabilities and Shareholders' Deficit
Accounts payable and accrued expenses	$(21,595)	$502,141	$595,287	$(529,856)	$545,977
Estimated costs to complete long-term contracts	—	—	354,820	—	354,820
Other current liabilities	—	11,372	200,899	—	212,271

Total current liabilities	(21,595)	513,513	1,151,006	(529,856)	1,113,068
Long-term debt	3,070	342,258	179,307	—	524,635
Pension, postretirement and other employee
benefits	—	—	262,410	—	262,410
Asbestos-related liability	—	360,517	39,071	—	399,588
Other long-term liabilities and minority interest	—	143,223	755,907	(697,108)	202,022

TOTAL LIABILITIES	(18,525)	1,359,511	2,387,701	(1,226,964)	2,501,723

Common stock and paid in capital	883,573	242,613	242,613	(485,226)	883,573
Accumulated deficit	(1,067,229)	(1,082,694)	(1,082,842)	2,165,536	(1,067,229)
Accumulated other comprehensive loss	(294,754)	(294,754)	(294,754)	589,508	(294,754)
Unearned compensation	(11,788)	—	—	—	(11,788)

TOTAL SHAREHOLDERS' DEFICIT	(490,198)	(1,134,835)	(1,134,983)	2,269,818	(490,198)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$(508,723)	$224,676	$1,252,718	$1,042,854	$2,011,525

Back to Index

14.  Consolidating Financial Information – (Continued)

       C. Trust Securities – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004
(Restated - See Note 2)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$291,567	$—	$291,567
Accounts and notes receivable, net	416,260	184,449	881,729	(975,942)	506,496
Contracts in process and inventories	—	—	174,077	—	174,077
Other current assets	—	—	77,158	—	77,158

Total current assets	416,260	184,449	1,424,531	(975,942)	1,049,298
Investments in subsidiaries and others	(1,153,046)	(723,487)	(271,114)	2,305,971	158,324
Land, buildings & equipment, net	—	—	280,305	—	280,305
Notes and accounts receivable – long-term	210,000	487,108	7,053	(697,108)	7,053
Intangible assets, net	—	—	121,502	—	121,502
Asbestos-related insurance recovery receivable	—	290,494	42,400	—	332,894
Other assets	—	5,330	232,833	—	238,163

TOTAL ASSETS	$(526,786)	$243,894	$1,837,510	$632,921	$2,187,539

Liabilities and Shareholders' Deficit

Accounts payable and accrued expenses	$(4,239)	$498,673	$1,084,936	$(975,942)	$603,428
Estimated costs to complete long-term contracts	—	—	458,421	—	458,421
Other current liabilities	(52)	11,372	188,252	—	199,572

Total current liabilities	(4,291)	510,045	1,731,609	(975,942)	1,261,421
Long-term debt	3,070	342,820	188,969	—	534,859
Pension, postretirement and other employee
benefits	—	—	271,851	—	271,851
Asbestos-related liability	—	405,000	42,400	—	447,400
Other long-term liabilities and minority interest	—	138,954	755,727	(697,108)	197,573

TOTAL LIABILITIES	(1,221)	1,396,819	2,990,556	(1,673,050)	2,713,104

Common stock and paid in capital	883,573	242,613	242,613	(485,226)	883,573
Accumulated deficit	(1,096,348)	(1,098,795)	(1,098,916)	2,197,711	(1,096,348)
Accumulated other comprehensive loss	(296,743)	(296,743)	(296,743)	593,486	(296,743)
Unearned compensation	(16,047)	—	—	—	(16,047)

TOTAL SHAREHOLDERS' DEFICIT	(525,565)	(1,152,925)	(1,153,046)	2,305,971	(525,565)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$(526,786)	$243,894	$1,837,510	$632,921	$2,187,539

Back to Index

14.  Consolidating Financial Information – (Continued)

       C. Trust Securities – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
Three Months Ended July 1, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$526,018	$—	$526,018
Cost of operating revenues	—	—	(415,892)	—	(415,892)

Contract profit	—	—	110,126	—	110,126
Selling, general and administrative expenses	—	—	(65,929)	7,843	(58,086)
Other income	7,893	11,343	16,815	(19,230)	16,821
Other deductions and minority interest	—	(6)	(13,802)	—	(13,808)
Interest expense	(63)	(8,999)	(16,399)	11,387	(14,074)
Equity in net income of subsidiaries	20,101	17,777	2,338	(40,216)	—

Income before income taxes	27,931	20,115	33,149	(40,216)	40,979
Provision for income taxes	(52)	—	(13,048)	—	(13,100)

Net income	27,879	20,115	20,101	(40,216)	27,879
Other comprehensive income:
Foreign currency translation adjustment	281	281	281	(562)	281

Net comprehensive income	$28,160	$20,396	$20,382	$(40,778)	$28,160

Back to Index

14.  Consolidating Financial Information – (Continued)

       C. Trust Securities – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
Six Months Ended July 1, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,049,083	$—	$1,049,083
Cost of operating revenues	—	—	(860,946)	—	(860,946)

Contract profit	—	—	188,137	—	188,137

Selling, general and administrative expenses	—	—	(126,425)	13,122	(113,303)
Other income	13,222	22,635	29,356	(35,882)	29,331
Other deductions and minority interest	—	(3,361)	(21,792)	—	(25,153)
Interest expense	(125)	(18,367)	(33,090)	22,760	(28,822)
Equity in net income of subsidiaries	16,074	15,193	907	(32,174)	—

Income before income taxes	29,171	16,100	37,093	(32,174)	50,190
Provision for income taxes	(52)	—	(21,019)	—	(21,071)

Net income	29,119	16,100	16,074	(32,174)	29,119
Other comprehensive income:
Foreign currency translation adjustment	1,989	1,989	1,989	(3,978)	1,989

Net comprehensive income	$31,108	$18,089	$18,063	$(36,152)	$31,108

Back to Index

14.  Consolidating Financial Information – (Continued)

       C. Trust Securities – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
Three Months Ended June 25, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$635,019	$—	$635,019
Cost of operating revenues	—	—	(528,994)	—	(528,994)

Contract profit	—	—	106,025	—	106,025

Selling, general and administrative expenses	—	—	(56,458)	—	(56,458)
Other income	3,412	14,239	30,096	(17,656)	30,091
Other deductions and minority interest	—	(91)	(4,326)	—	(4,417)
Interest expense	(3,420)	(17,821)	(22,063)	17,656	(25,648)
Equity in net income/(loss) of subsidiaries	29,843	33,531	(3,673)	(59,701)	—

Income before income taxes	29,835	29,858	49,601	(59,701)	49,593
Provision for income taxes	—	—	(19,758)	—	(19,758)

Net income	29,835	29,858	29,843	(59,701)	29,835
Other comprehensive loss:
Foreign currency translation adjustment	(5,694)	(5,694)	(5,694)	11,388	(5,694)

Net comprehensive income	$24,141	$24,164	$24,149	$(48,313)	$24,141

Back to Index

14.  Consolidating Financial Information – (Continued)

       C. Trust Securities – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
Six Months Ended June 25, 2004

	Foster Wheeler	Foster Wheeler	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,301,378	$—	$1,301,378
Cost of operating revenues	—	—	(1,120,141)	—	(1,120,141)

Contract profit	—	—	181,237	—	181,237

Selling, general and administrative expenses	—	—	(113,642)	—	(113,642)
Other income	6,825	28,334	53,751	(35,170)	53,740
Other deductions and minority interest	(2)	(179)	(11,335)	—	(11,516)
Interest expense	(6,839)	(35,529)	(43,882)	35,170	(51,080)
Equity in net income/(loss) of subsidiaries	25,553	32,945	(7,374)	(51,124)	—

Income before income taxes	25,537	25,571	58,755	(51,124)	58,739
Provision for income taxes	—	—	(33,202)	—	(33,202)

Net income	25,537	25,571	25,553	(51,124)	25,537
Other comprehensive loss:
Foreign currency translation adjustment	(9,698)	(9,698)	(9,698)	19,396	(9,698)

Net comprehensive income	$15,839	$15,873	$15,855	$(31,728)	$15,839

Back to Index

14.  Consolidating Financial Information – (Continued)

       C. Trust Securities – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended July 1, 2005

	Foster Wheeler	Foster Wheeler	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(25)	$15,126	$(34,175)	$(3,552)	$(22,626)

Cash Flows from Investing Activities
Change in restricted cash	—	—	13,270	—	13,270
Capital expenditures	—	—	(3,689)	—	(3,689)
Proceeds from sale of assets	—	—	1,861	—	1,861
Increase in investment and advances	—	—	(440)	—	(440)
Decrease in short-term investments	—	—	24,424	—	24,424

Net cash provided by investing activities	—	—	35,426	—	35,426

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(3,552)	3,552	—
Payment of deferred financing cost	—	(13,400)	—	—	(13,400)
Repayment of long-term debt	—	—	(7,335)	—	(7,335)
Other	25	(1,726)	(532)	—	(2,233)

Net cash provided by/(used in) financing activities	25	(15,126)	(11,419)	3,552	(22,968)

Effect of exchange rate changes on cash and cash equivalents	—	—	(11,061)	—	(11,061)

Decrease in cash and cash equivalents	—	—	(21,229)	—	(21,229)
Cash and cash equivalents, beginning of year	—	—	291,567	—	291,567

Cash and cash equivalents, end of period	$—	$—	$270,338	$—	$270,338

Back to Index

14.  Consolidating Financial Information – (Continued)

       C. Trust Securities – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 25, 2004

	Foster Wheeler	Foster Wheeler	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(15)	$(9,785)	$8,700	$(14,997)	$(16,097)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(4,962)	—	(4,962)
Capital expenditures	—	—	(3,928)	—	(3,928)
Proceeds from sale of assets	—	—	16,906	—	16,906
Increase in short-term investments	—	—	(11,650)	—	(11,650)

Net cash used in investing activities	—	—	(3,634)	—	(3,634)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(14,997)	14,997	—
Decrease in short-term debt	—	—	(121)	—	(121)
Repayment of long-term debt	—	(12,294)	(6,455)	—	(18,749)
Other	15	22,079	(24,757)	—	(2,663)

Net cash provided by/(used in) financing activities	15	9,785	(46,330)	14,997	(21,533)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,002)	—	(1,002)

Decrease in cash and cash equivalents	—	—	(42,266)	—	(42,266)
Cash and cash equivalents, beginning of year	—	—	364,095	—	364,095

Cash and cash equivalents, end of period	$—	$—	$321,829	$—	$321,829

Back to Index

14.  Consolidating Financial Information – (Continued)

       D. 2011 Senior Notes – (Continued)

          In conjunction with our equity-for-debt exchange consummated in 2004, Foster Wheeler LLC issued new 2011 Senior Notes in exchange for a portion of our 2005 Senior Notes and for new cash proceeds. We had $271,081 and $271,643 of 2011 Senior Notes outstanding (including unamortized premium of $9,610 and $10,172, respectively) as of July 1, 2005 and December 31, 2004, respectively.

          The 2011 Senior Notes are fully and unconditionally guaranteed by Foster Wheeler Ltd. and the following companies: Continental Finance Company Ltd., Energy Holdings, Inc., Equipment Consultants, Inc., Financial Services S.a.r.l., Foster Wheeler Holdings, Ltd., Foster Wheeler Asia Limited, Foster Wheeler Caribe Corporation, C.A., Foster Wheeler Constructors, Inc., Foster Wheeler Continental B.V., Foster Wheeler Development Corporation, FW Energie B.V., Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Europe B.V., Foster Wheeler Europe Limited, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler Intercontinental Corporation, Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler (Malaysia) Sdn. Bhd., Foster Wheeler Middle East Corporation, Foster Wheeler North America Corp., Foster Wheeler Petroleum Services S.A.E., Foster Wheeler Power Company Ltd. - La Societe D’Energie Foster Wheeler Ltee., Foster Wheeler Power Corporation, Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., F.W. - Gestao E Servicos S.A., FW Hungary Licensing Limited Liability Company, FW Management Operations, Ltd., FW Overseas Operations Limited, HFM International, Inc., Manops Limited, P.E. Consultants, Inc., Perryville Service Company Ltd., PGI Holdings, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc., Perryville III Trust and Singleton Process Systems GmbH. Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC and each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd. The summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the guarantors because we do not believe that such separate financial statements and related disclosures would be material to investors.

          The following represents summarized condensed consolidating financial information as of July 1, 2005 and December 31, 2004 with respect to our financial position, and for the three and six months ended July 1, 2005 and June 25, 2004 for results of operations and for the six months ended July 1, 2005 and June 25, 2004 for cash flows.

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

          Under the terms of the 2011 Senior Notes indenture, we had the option to add certain specified 100% owned subsidiaries as guarantors by December 31, 2004, to avoid a 1% increase in the interest rate. We added all but one of the additional guarantors by December 31, 2004, with the final guarantor being added in January 2005. Accordingly, the interest rate on the 2011 Senior Notes was 1% higher for that period of time during January 2005 that we had not provided the additional guarantor subsidiary.

Back to Index

14.  Consolidating Financial Information – (Continued)

       D. 2011 Senior Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
July 1, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$44,404	$225,934	$—	$270,338
Accounts and notes receivable, net	416,260	185,465	218,962	612,622	(961,980)	471,329
Contracts in process and inventories	—	—	54,081	92,575	—	146,656
Investment and advances	—	—	1,248	—	(1,248)	—
Other current assets	—	—	4,505	44,851	—	49,356

Total current assets	416,260	185,465	323,200	975,982	(963,228)	937,679
Investments in subsidiaries and others	(1,134,983)	(730,418)	(159,378)	250,469	1,941,801	167,491
Land, buildings & equipment, net	—	—	44,275	220,316	—	264,591
Notes and accounts receivable – long-term	210,000	487,108	(39,315)	118,767	(770,201)	6,359
Intangible assets, net	—	—	97,637	19,617	—	117,254
Asbestos-related insurance recovery receivable	—	266,011	—	39,071	—	305,082
Other assets	—	16,510	69,958	126,601	—	213,069

TOTAL ASSETS	$(508,723)	$224,676	$336,377	$1,750,823	$208,372	$2,011,525

Liabilities and Shareholders' (Deficit)/Equity
Accounts payable and accrued expenses	$(21,595)	$502,141	$562,175	$465,235	$(961,979)	$545,977
Estimated costs to complete long-term contracts	—	—	95,607	259,213	—	354,820
Other current liabilities	—	11,372	11,558	189,341	—	212,271

Total current liabilities	(21,595)	513,513	669,340	913,789	(961,979)	1,113,068
Long-term debt	3,070	342,258	66,399	112,908	—	524,635
Pension, postretirement and other employee benefits	—	—	195,631	66,779	—	262,410
Asbestos-related liability	—	360,517	—	39,071	—	399,588
Other long-term liabilities and minority interest	—	143,223	539,990	302,410	(783,601)	202,022

TOTAL LIABILITIES	(18,525)	1,359,511	1,471,360	1,434,957	(1,745,580)	2,501,723

Common stock and paid-in capital	883,573	242,613	242,613	301,099	(786,325)	883,573
Accumulated (deficit)/retained earnings	(1,067,229)	(1,082,694)	(1,082,842)	160,344	2,005,192	(1,067,229)
Accumulated other comprehensive loss	(294,754)	(294,754)	(294,754)	(145,577)	735,085	(294,754)
Unearned compensation	(11,788)	—	—	—	—	(11,788)

TOTAL SHAREHOLDERS' (DEFICIT)/EQUITY	(490,198)	(1,134,835)	(1,134,983)	315,866	1,953,952	(490,198)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)/EQUITY	$(508,723)	$224,676	$336,377	$1,750,823	$208,372	$2,011,525

Back to Index

14.  Consolidating Financial Information – (Continued)

       D. 2011 Senior Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004
(Restated - See Note 2)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$—	$—	$61,409	$230,158	$—	$291,567
Accounts and notes receivable, net	416,260	184,449	193,457	606,363	(894,033)	506,496
Contracts in process and inventories	—	—	49,618	124,456	3	174,077
Investment and advances	—	—	1,247	—	(1,247)	—
Other current assets	—	—	4,155	73,451	(448)	77,158

Total current assets	416,260	184,449	309,886	1,034,428	(895,725)	1,049,298
Investments in subsidiaries and others	(1,153,046)	(723,487)	(222,346)	245,701	2,011,502	158,324
Land, buildings & equipment, net	—	—	46,011	234,294	—	280,305
Notes and accounts receivable – long-term	210,000	487,108	94,252	16,426	(800,733)	7,053
Intangible assets, net	—	—	98,979	22,523	—	121,502
Asbestos-related insurance recovery receivable	—	290,494	—	42,400	—	332,894
Other assets	—	5,330	79,893	152,940	—	238,163

TOTAL ASSETS	$(526,786)	$243,894	$406,675	$1,748,712	$315,044	$2,187,539

Liabilities and Shareholders' (Deficit)/Equity
Accounts payable and accrued expenses	$(4,239)	$498,673	$527,345	$475,677	$(894,028)	$603,428
Estimated costs to complete long-term contracts	—	—	97,316	361,105	—	458,421
Other current liabilities	(52)	11,372	13,932	174,768	(448)	199,572

Total current liabilities	(4,291)	510,045	638,593	1,011,550	(894,476)	1,261,421
Long-term debt	3,070	342,820	66,073	122,896	—	534,859
Pension, postretirement and other employee benefits	—	—	207,146	64,705	—	271,851
Asbestos-related liability	—	405,000	—	42,400	—	447,400
Other long-term liabilities and minority interest	—	138,954	647,909	224,910	(814,200)	197,573

TOTAL LIABILITIES	(1,221)	1,396,819	1,559,721	1,466,461	(1,708,676)	2,713,104

Common stock and paid-in capital	883,573	242,613	242,613	300,992	(786,218)	883,573
Accumulated (deficit)/retained earnings	(1,096,348)	(1,098,795)	(1,098,916)	119,400	2,078,311	(1,096,348)
Accumulated other comprehensive loss	(296,743)	(296,743)	(296,743)	(138,141)	731,627	(296,743)
Unearned compensation	(16,047)	—	—	—	—	(16,047)

TOTAL SHAREHOLDERS' (DEFICIT)/EQUITY	(525,565)	(1,152,925)	(1,153,046)	282,251	2,023,720	(525,565)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)/EQUITY	$(526,786)	$243,894	$406,675	$1,748,712	$315,044	$2,187,539

Back to Index

14.  Consolidating Financial Information – (Continued)

       D. 2011 Senior Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
Three Months Ended July 1, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$116,659	$435,913	$(26,554)	$526,018
Cost of operating revenues	—	—	(107,707)	(334,739)	26,554	(415,892)

Contract profit	—	—	8,952	101,174	—	110,126
Selling, general and administrative expenses	—	—	(14,552)	(51,377)	7,843	(58,086)
Other income	7,893	11,343	5,958	18,179	(26,552)	16,821
Other deductions and minority interest	—	(6)	(10,693)	(4,099)	990	(13,808)
Interest expense	(63)	(8,999)	(18,314)	(4,417)	17,719	(14,074)
Equity in net income of subsidiaries	20,101	17,777	49,219	—	(87,097)	—

Income before income taxes	27,931	20,115	20,570	59,460	(87,097)	40,979
Provision for income taxes	(52)	—	(470)	(12,578)	—	(13,100)

Net income	27,879	20,115	20,100	46,882	(87,097)	27,879
Other comprehensive income:
Foreign currency translation adjustment	281	281	281	(5,584)	5,022	281

Net comprehensive income	$28,160	$20,396	$20,381	$41,298	$(82,075)	$28,160

Back to Index

14.  Consolidating Financial Information – (Continued)

       D. 2011 Senior Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
Six Months Ended July 1, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$249,430	$841,136	$(41,483)	$1,049,083
Cost of operating revenues	—	—	(217,234)	(685,195)	41,483	(860,946)

Contract profit	—	—	32,196	155,941	—	188,137
Selling, general and administrative expenses	—	—	(31,892)	(94,533)	13,122	(113,303)
Other income	13,222	22,635	10,186	33,287	(49,999)	29,331
Other deductions and minority interest	—	(3,361)	(18,901)	(4,577)	1,686	(25,153)
Interest expense	(125)	(18,367)	(36,344)	(9,177)	35,191	(28,822)
Equity in net income of subsidiaries	16,074	15,193	62,221	—	(93,488)	—

Income before income taxes	29,171	16,100	17,466	80,941	(93,488)	50,190
Provision for income taxes	(52)	—	(1,393)	(19,626)	—	(21,071)

Net income	29,119	16,100	16,073	61,315	(93,488)	29,119
Other comprehensive income/(loss):
Foreign currency translation adjustment	1,989	1,989	1,989	(7,436)	3,458	1,989

Net comprehensive income	$31,108	$18,089	$18,062	$53,879	$(90,030)	$31,108

Back to Index

14.  Consolidating Financial Information – (Continued)

       D. 2011 Senior Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
Three Months Ended June 25, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$139,539	$551,556	$(56,076)	$635,019
Cost of operating revenues	—	—	(92,746)	(492,324)	56,076	(528,994)

Contract profit	—	—	46,793	59,232	—	106,025
Selling, general and administrative expenses	—	—	(15,553)	(40,905)	—	(56,458)
Other income	3,412	14,239	6,512	29,580	(23,652)	30,091
Other deductions and minority interest	—	(91)	(8,107)	3,262	519	(4,417)
Interest expense	(3,420)	(17,821)	(23,178)	(4,362)	23,133	(25,648)
Equity in net income of subsidiaries	29,843	33,531	25,202	—	(88,576)	—

Income before income taxes	29,835	29,858	31,669	46,807	(88,576)	49,593
Provision for income taxes	—	—	(1,826)	(17,932)	—	(19,758)

Net income	29,835	29,858	29,843	28,875	(88,576)	29,835
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(5,694)	(5,694)	(5,694)	5,896	5,492	(5,694)

Net comprehensive income	$24,141	$24,164	$24,149	$34,771	$(83,084)	$24,141

Back to Index

14.  Consolidating Financial Information – (Continued)

       D.  2011 Senior Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
Six Months Ended June 25, 2004

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$300,124	$1,081,064	$(79,810)	$1,301,378
Cost of operating revenues	—	—	(224,256)	(975,695)	79,810	(1,120,141)

Contract profit	—	—	75,868	105,369	—	181,237

Selling, general and administrative expenses	—	—	(30,380)	(83,262)	—	(113,642)
Other income	6,825	28,334	11,191	54,170	(46,780)	53,740
Other deductions and minority interest	(2)	(179)	(10,064)	(2,188)	917	(11,516)
Interest expense	(6,839)	(35,529)	(46,026)	(8,549)	45,863	(51,080)
Equity in net income of subsidiaries	25,553	32,945	27,629	—	(86,127)	—

Income before income taxes	25,537	25,571	28,218	65,540	(86,127)	58,739
Provision for income taxes	—	—	(2,665)	(30,537)	—	(33,202)

Net income	25,537	25,571	25,553	35,003	(86,127)	25,537
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(9,698)	(9,698)	(9,698)	7,600	11,796	(9,698)

Net comprehensive income	$15,839	$15,873	$15,855	$42,603	$(74,331)	$15,839

Back to Index

14.  Consolidating Financial Information – (Continued)

       D. 2011 Senior Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended July 1, 2005

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(25)	$15,126	$(56,458)	$40,994	$(22,263)	$(22,626)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(417)	13,687	—	13,270
Capital expenditures	—	—	(306)	(3,383)	—	(3,689)
Proceeds from sale of assets	—	—	67	1,794	—	1,861
Increase in investment and advances	—	—	—	(440)	—	(440)
Decrease in short-term investments	—	—	—	24,424	—	24,424

Net cash (used in)/provided by investing activities	—	—	(656)	36,082	—	35,426

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(22,263)	22,263	—
Payment of deferred financing cost	—	(13,400)	—	—	—	(13,400)
Repayment of long-term debt	—	—	—	(7,335)	—	(7,335)
Other	25	(1,726)	40,748	(41,280)	—	(2,233)

Net cash provided by/(used in) financing activities	25	(15,126)	40,748	(70,878)	22,263	(22,968)

Effect of exchange rate changes on cash and cash equivalents	—	—	(639)	(10,422)	—	(11,061)

Decrease in cash and cash equivalents	—	—	(17,005)	(4,224)	—	(21,229)
Cash and cash equivalents, beginning of year	—	—	61,409	230,158	—	291,567

Cash and cash equivalents, end of period	$—	$—	$44,404	$225,934	$—	$270,338

Back to Index

14.  Consolidating Financial Information – (Continued)

       D. 2011 Senior Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 25, 2004

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(15)	$(9,785)	$(1,920)	$42,471	$(46,848)	$(16,097)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(2)	(4,960)	—	(4,962)
Capital expenditures	—	—	265	(4,193)	—	(3,928)
Proceeds from sale of assets	—	—	16,704	202	—	16,906
Decrease/(increase) in investment and advances	—	—	26,469	(26,469)	—	—
Increase in short-term investments	—	—	—	(11,650)	—	(11,650)

Net cash provided by/(used in) investing activities	—	—	43,436	(47,070)	—	(3,634)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(11,618)	(35,230)	46,848	—
Decrease in short-term debt	—	—	—	(121)	—	(121)
Repayment of long-term debt	—	(12,294)	—	(6,455)	—	(18,749)
Other	15	22,079	(3,690)	(21,067)	—	(2,663)

Net cash provided by/(used in) financing activities	15	9,785	(15,308)	(62,873)	46,848	(21,533)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,846)	844	—	(1,002)

Increase/(decrease) in cash and cash equivalents	—	—	24,362	(66,628)	—	(42,266)
Cash and cash equivalents, beginning of year	—	—	41,357	322,738	—	364,095

Cash and cash equivalents, end of period	$—	$—	$65,719	$256,110	$—	$321,829

Back to Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(amounts in thousands of dollars, except per share amounts)

          The following is management's discussion and analysis of certain significant factors that have affected our financial condition and results of operations for the periods indicated below. This management’s discussion and analysis and other sections of this quarterly report on Form 10-Q contain forward-looking statements that are based on our assumptions, expectations and projections about the various industries within which Foster Wheeler operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors could cause business conditions and results to differ materially from what is contained in our forward-looking statements. See “Safe Harbor Statement” below.

          This discussion and analysis should be read in conjunction with our financial statements included in this quarterly report on Form 10-Q and our annual report on Form 10-K/A for the year ended December 31, 2004.

Overview

          The accompanying condensed consolidated financial statements and management’s discussion and analysis herein are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Foster Wheeler may not, however, be able to continue as a going concern (see Note 1 to the condensed consolidated financial statements and “Liquidity and Capital Resources” for additional going concern information).

          We operate through two business groups – the Global Engineering & Construction (“E&C”) Group and the Global Power (“Global Power”) Group. In addition, the corporate center, restructuring expenses and certain legacy liabilities (i.e., asbestos and corporate debt) are reported independently in the Corporate and Finance (“C&F”) Group.

     Operating Results

          We reported net income of $27,900 on operating revenues of $526,000 in the second quarter of 2005, compared to net income of $29,800 on operating revenues of $635,000 in the comparable period of 2004. For the year-to-date period ending July 1, 2005, our reported net income was $29,100 on operating revenues of $1,049,100, compared to $25,500 of net income on operating revenues of $1,301,400 in the corresponding period of 2004. Our second quarter and year-to-date 2004 results include pretax gains of $8,700 and $19,200, respectively, on the sales of minority equity interests in special-purpose companies and $2,400 and $14,000, respectively, on settlements with certain asbestos insurance companies that were not repeated in 2005.

          The positive operating results were driven primarily by strong operating performance on existing contracts in our E&C Group’s operations in Continental Europe and the United Kingdom, and Global Power’s operations in North America and Europe. See Note 2 to the condensed consolidated financial statements for additional information on the impact of changes in contract estimates on our operating results. While our 2005 year-to-date financial results were very strong, we do not necessarily expect to duplicate those results in the second half of 2005.

          Our consolidated new orders for the three and six months ended July 1, 2005 increased 104% and 42%, respectively, when compared to the corresponding periods of 2004. As a result, our consolidated backlog increased 19% to $2,708,700 as of July 1, 2005 from $2,276,900 as of June 25, 2004. Backlog measured in Foster Wheeler scope of July 1, 2005 remained strong at $1,397,600. Backlog measured in Foster Wheeler scope has remained relatively stable as compared to year-end 2004 and is slightly stronger than Foster Wheeler scope at June 25, 2004. Backlog measured in Foster Wheeler scope was stable as the planned progress on several large lump-sum turnkey contracts offset the strong bookings of mainly reimbursable-type contracts.

     Challenges and Drivers for 2005

          Our primary focus in 2005 continues to be obtaining new contract awards and building our backlog. New orders booked in the second quarter of 2005 were at the highest quarterly level in over seven years, strengthening our backlog to its highest level in the past two years. The global markets in which we operate are largely dependent on overall economic growth and continue to be highly competitive. However, we expect that capital investments in the markets served by our E&C Group, including the chemical, petrochemical, oil refining, liquefied natural gas and upstream oil and gas industries, will remain strong in 2005 and into 2006.

Back to Index

          Capital investment by our clients in the domestic U.S. power market during the first half of 2005 was stronger than expected and Global Power’s new orders for the second quarter of 2005 increased $107,000, or 100%, when compared to the second quarter of 2004. Year to date 2005 new orders increased $133,300, or 51%, when compared to the first six months of 2004. Client investments in solid fuel fired electric power generation in Europe remained relatively weak.

          We believe that we are well positioned to address these markets through our existing network of operating companies, and expect an increase in the amount of new orders compared with the amounts recorded in 2004. Because these markets remain highly competitive, and many of these contracts will be awarded on a competitive bid basis, we cannot provide assurance that these increases will be achieved.

          We expect to continue to execute a portion of our engineering, procurement and construction contracts on a lump-sum turnkey (“LSTK”) basis in 2005. LSTK contracts are inherently risky because we agree to the selling prices at the time we enter into the contracts. Consequently, costs and execution schedules are based on estimates, and we assume substantially all of the risks associated with completing the project as well as the post-completion warranty obligations within these estimates. The majority of our existing LSTK contracts and current sales prospects are power plants located in the domestic markets of our E&C businesses. In order to control the risks involved in LSTK contracts, our Project Risk Management Group (“PRMG”) reviews proposals and contracts to evaluate the levels of acceptable risk. To date, no project has recorded losses where the PRMG reviewed and approved the proposal prior to submission to the client. Controlling these risks remains one of our top priorities.

          Proposed asbestos trust fund legislation has been introduced in both houses of Congress in Washington D.C. and, if enacted in the form currently under discussion, would have a material adverse impact on our cash flow and results of operations. We remain part of a consortium of companies actively lobbying against the enactment of such proposed legislation, as currently drafted.

          Proposed pension legislation has been introduced in the House of Representatives in Washington D.C. which, if enacted, could have an adverse impact on the amount and timing of our future contributions.

          One of our subsidiaries is a party to a contract to construct a spent nuclear storage facility for a U.S. government agency. Refer to Note 13 to the condensed consolidated financial statements for further information.

     2005 Liquidity

          Maintaining adequate domestic liquidity continues to be a management priority in 2005. We normally repatriate cash from our foreign operations and we expect to continue to need to repatriate cash from our foreign operations in the future. In March 2005, we entered into a new 5-year Senior Credit Agreement that replaced our prior Senior Credit Facility. This new facility is available to issue letters of credit for up to $250,000 and provides a revolving line of credit of up to $75,000. The sum of the letters of credit issued under the facility and the utilization under the revolving line of credit cannot exceed $250,000. Additionally, the E&C’s U.K. operation entered into a £50,000 bank guarantee facility and a £150,000 foreign exchange hedging facility in July 2005.

          We forecast cash flow over a twelve-month period and project that sufficient cash will be available to fund our U.S. and foreign working capital needs through the end of the second quarter of 2006 - See “Liquidity and Capital Resources” for additional details. As with any forecast, there can be no assurance that the cash amounts realized and/or timing of the cash flows will match our forecast.

Back to Index

Results of Operations:

	Three Months Ended		Six Months Ended

	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004

Operating revenues	$526,000	$635,000	$1,049,100	$1,301,400
Net income	$27,900	$29,800	$29,100	$25,500
Basic earnings per common share	$0.63	$14.53	$0.66	$12.44
Diluted earnings per common share	$0.55	$12.28	$0.57	$11.95

     Consolidated Operating Revenues:

	July 1, 2005	June 25, 2004	$ Change	% Change

Three Months Ended	$526,000	$635,000	$(109,000)	(17.2)%
Six Months Ended	$1,049,100	$1,301,400	$(252,300)	(19.4)%

          The change in second quarter and year-to-date 2005 operating revenues reflects a decline in revenues in both our E&C and Global Power Groups (see Note 11 to the condensed consolidated financial statements). There was an $87,000 reduction in flow-through costs at the E&C Group’s U.K. operation, and lower revenues in Global Power’s European Power operation that resulted from several large lump-sum turnkey contracts executed in 2004 that were not repeated in 2005. The lower revenues for the E&C Group were in the oil and gas/refinery and pharmaceutical sectors while the decline in the Global Power Group was in the power sector.

          See the individual group discussions for additional details on operating revenues.

     Consolidated Cost of Operating Revenues:

	July 1, 2005	June 25, 2004	$ Change	% Change

Three Months Ended	$415,900	$529,000	$(113,100)	(21.4)%
Six Months Ended	$860,900	$1,120,100	$(259,200)	(23.1)%

          The change in second quarter and year-to-date 2005 cost of operating revenues reflects lower cost of operating revenues in both our E&C Group and our Global Power Group and relates primarily to a reduction in the flow-through costs in the E&C Group and the reduction of LSTK contracts in Global Power. The decline in our E&C Group occurred primarily within our Continental Europe and the United Kingdom operations, while the decline in our Global Power Group occurred primarily in our European Power operations where we will no longer contract for LSTK contracts for full power plants without partnering with an E&C affiliate or a qualified third-party.

     Consolidated Selling, General and Administrative (SG&A) Expenses:

	July 1, 2005	June 25, 2004	$ Change	% Change

Three Months Ended	$58,100	$56,500	$1,600	2.8%
Six Months Ended	$113,300	$113,600	$(300)	(0.3)%

          SG&A expenses include the costs associated with the general management of the Company, all sales pursuit costs, including proposal expenses, and research and development costs. The increase in SG&A for the quarter results primarily from the non-cash amortization expense of equity issued to employees under the long-term incentive program implemented at the conclusion of our equity-for-debt exchange offer in September 2004.

Back to Index

     Consolidated Other Income:

	July 1, 2005	June 25, 2004	$ Change	% Change

Three Months Ended	$16,800	$30,100	$(13,300)	(44.2)%
Six Months Ended	$29,300	$53,700	$(24,400)	(45.4)%

            Second quarter 2005 other income consists primarily of $2,100 of interest income, $8,900 in pretax equity earnings generated from our investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, and $500 of investment income earned by our captive insurance company.

           Second quarter 2004 other income consists primarily of $1,700 of interest income, $10,500 in pretax equity earnings generated from our investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, a $8,700 gain on the sale of a minority equity interest in a special-purpose company established to develop power plant projects in Europe, and $400 of investment income earned by our captive insurance company.

           Year-to-date 2005 other income consists primarily of $4,500 of interest income, $13,900 in pretax equity earnings generated from our investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, a $1,500 gain recognized in the U.K. on the sale of an investment, and $700 of investment income earned by our captive insurance company.

           Year-to-date 2004 other income consists primarily of $4,500 of interest income, $18,000 in pretax equity earnings generated from our investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, a $19,200 gain on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe, and $400 of investment income earned by our captive insurance company.

      Consolidated Other Deductions:

	July 1, 2005	June 25, 2004	$ Change	% Change

Three Months Ended	$12,000	$2,400	$9,600	400.0%
Six Months Ended	$22,400	$8,500	$13,900	163.5%

           Second quarter 2005 other deductions consists primarily of $2,800 of legal fees, $1,300 of transaction fees related to the Trust Preferred exchange offer, $2,000 of exchange losses, $1,100 for the amortization of intangible assets, and $1,100 of bank fees.

           Second quarter 2004 other deductions consists primarily of $4,500 of restructuring and credit agreement costs, $1,100 for the amortization of intangible assets and a net $(2,400) gain on the settlement of asbestos coverage litigation.

           Year-to-date 2005 other deductions consists primarily of $5,800 of bank fees, $4,000 of which was associated with our previous Senior Credit Facility, $4,900 of legal fees, $1,300 of transaction fees related to the Trust Preferred exchange offer, $3,500 of exchange losses, $2,100 for the amortization of intangible assets, and $2,900 of environmental costs.

           Year-to-date 2004 other deductions consists primarily of $13,800 of restructuring and credit agreement costs, $2,200 for the amortization of intangible assets and a net $(14,000) gain on the settlement of asbestos coverage litigation.

Back to Index

     Consolidated Interest Expense:

	July 1, 2005	June 25, 2004	$ Change	% Change

Three Months Ended	$14,100	$25,600	$(11,500)	(44.9)%
Six Months Ended	$28,800	$51,100	$(22,300)	(43.6)%

          Interest expense for the second quarter and year-to-date 2005 reflects primarily a decrease in interest expense and a reduction in the amortization of issuance costs as a result of our equity-for-debt exchange consummated at the end of the third quarter of 2004.

     Consolidated Minority Interest:

	July 1, 2005	June 25, 2004	$ Change	% Change

Three Months Ended	$1,800	$2,000	$(200)	(10.0)%
Six Months Ended	$2,800	$3,000	$(200)	(6.7)%

          Minority interest reflects third-party ownership interests in Global Power’s Martinez, California gas-fired cogeneration facility, and manufacturing facilities in Poland and the People’s Republic of China.

     Consolidated Tax Provision:

	July 1, 2005	June 25, 2004	$ Change	% Change

Three Months Ended	$13,100	$19,800	$(6,700)	(33.8)%
Six Months Ended	$21,100	$33,200	$(12,100)	(36.4)%

          The consolidated tax provision results from the fact that certain of our operating units in North America, Europe and Asia are profitable and are liable for national and/or local income taxes. The tax provision also includes certain domestic U.S. state taxes. Additionally, taxes may be due in countries where our operating units execute project-related works. The pretax earnings of international operations cannot be offset against entities generating losses in the United States and certain other international jurisdictions. The provisions of SFAS No. 109, “Accounting for Income Taxes,” prohibit us from recording domestic and certain foreign tax benefits due to the cumulative losses incurred domestically and in certain international tax jurisdictions in the three years ended December 31, 2004. Accordingly, the tax provision represents primarily taxes from profits generated in Europe and Asia that cannot be used to reduce losses incurred in other tax jurisdictions. Our effective tax rate will be dependent on the location and amount of our taxable earnings. We are currently experiencing a positive earnings trend in certain jurisdictions for which a valuation allowance was set up against deferred tax assets in previous years. If this trend continues, we will evaluate the need to reverse the valuation allowance on such deferred tax assets.

      Consolidated EBITDA:

	July 1, 2005	June 25, 2004	$ Change	% Change

Three Months Ended	$62,200	$83,600	$(21,400)	(25.6)%
Six Months Ended	$93,400	$126,200	$(32,800)	(26.0)%

          The second quarters for both 2005 and 2004 were strong earnings quarters. The change in second quarter 2005 EBITDA results primarily from (i) a $8,700 gain on the sale of a minority equity interest in a special-purpose company which owned development rights to a power project in the European E&C Group in the second quarter of 2004 and not repeated in 2005; (ii) three major contracts in the Global Power Group’s North American operations completed simultaneously in the second quarter of 2004 that earned significant incentives and were completed ahead of schedule and under-budget; (iii) a contract settlement of $2,100 in the Global Power Group’s North American operations

Back to Index

achieved in 2004 with no similar item occurring in 2005; and (iv) a net $2,400 gain on the settlement with certain of our asbestos insurance companies recorded in the second quarter of 2004, which was not repeated in 2005.

          The change in year-to-date 2005 EBITDA results primarily from a $19,200 gain on the sales of minority equity interests in special-purpose companies that owned development rights to power projects in Italy, and a net $14,000 gain on the settlement with certain of our asbestos insurance companies recorded in the first six months of 2004, which were not repeated in 2005.

          EBITDA is a supplemental, non-generally accepted accounting principle financial measure. EBITDA is defined as income/(loss) before taxes (and before goodwill charges), interest expense, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. EBITDA is used for certain covenants under the Senior Credit Agreement. We believe that the line item on our condensed consolidated statement of operations and comprehensive income entitled “net income/(loss)” is the most directly comparable generally accepted accounting principle (“GAAP”) financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income/(loss) as an indicator of operating performance. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income/(loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed substantial amounts of money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations;

•	It does not include depreciation. Because we must utilize substantial property, plant and equipment in order to generate revenues in our operations, depreciation is a necessary and ongoing part of our costs. Therefore, any measure that excludes depreciation has material limitations.

          A reconciliation of EBITDA, a non-GAAP financial measure, to net income/(loss), a GAAP measure, is shown below.

Back to Index

	Total	Engineering and Construction	Global Power Group	Corporate and Financial Services

For the three months ended July 1, 2005
EBITDA	$62,200	$52,400	$33,000	$(23,200)

Less: Interest expense	(14,100)
Less: Depreciation and amortization	(7,200)

Income before income taxes	40,900
Provision for income taxes	(13,100)

Net income	$27,800

For the three months ended June 25, 2004
EBITDA	$83,600	$56,000	$48,200	$(20,600)

Less: Interest expense	(25,600)
Less: Depreciation and amortization	(8,400)

Income before income taxes	49,600
Provision for income taxes	(19,800)

Net income	$29,800

For the six months ended July 1, 2005
EBITDA	$93,400	$78,700	$62,600	$(47,900)

Less: Interest expense	(28,800)
Less: Depreciation and amortization	(14,400)

Income before income taxes	50,200
Provision for income taxes	(21,100)

Net income	$29,100

For the six months ended June 25, 2004
EBITDA	126,200	$91,000	$68,600	$(33,400)

Less: Interest expense	(51,100)
Less: Depreciation and amortization	(16,400)

Income before income taxes	58,700
Provision for income taxes	(33,200)

Net income	$25,500

          Additional segment information is detailed in Note 11 to the condensed consolidated financial statements.

          Reportable Segments

          We use several financial metrics to measure the performance of our business segments. EBITDA, as discussed and defined above, is the primary earnings measure used by our chief decision makers.

Back to Index

          Engineering and Construction Group

	Three Months Ended				Six Months Ended

	July 1, 2005	June 25, 2004	$ Change	% Change	July 1, 2005	June 25, 2004	$ Change	% Change

Operating revenue	$349,500	$394,500	$(45,000)	(11.4)%	$680,100	$789,000	$(108,900)	(13.8)%

EBITDA	$52,400	$56,000	$(3,600)	(6.4)%	$78,700	$91,000	$(12,300)	(13.5)%

          Results

          The change in second quarter and year-to-date 2005 operating revenues primarily reflects an $87,000 reduction in the U.K.’s flow-through costs in the second quarter of 2005. Reimbursable and flow-through costs result in no profit or loss for Foster Wheeler.

          The second quarter for 2005 and 2004 were strong earnings quarters. The decrease in EBITDA for the second quarter results primarily from a $8,700 gain recorded in 2004 on the sale of a minority equity interest in a special-purpose company that owned development rights to a power project in Italy that was not repeated in 2005. Similarly, the decrease in EBITDA for the year-to-date 2005 results primarily from a $19,200 gain on the sales in 2004 of minority equity interests in special-purpose companies owning development rights to power projects in Italy that were not repeated in 2005. We continue to execute contracts for the power projects whose development rights were sold.

            Overview of Segment

          Global economic growth remained strong in the first half of 2005, and we expect it to remain positive throughout the balance of 2005 and into 2006. Global economic growth continues to drive strong demand for oil and gas, petrochemicals and refined products, in turn stimulating an increase in investment in new and expanded plants.

          Both oil and gas prices have been at high levels for a prolonged period, which is leading to increased levels of investment in oil and gas production facilities, which is expected to continue into 2006. We anticipate that spending will increase in most regions, particularly West Africa, the Middle East, Russia and the Caspian states. We believe that rising demand for natural gas in Europe and the U.S., combined with a shortfall in indigenous production, continues to act as a stimulant to the LNG business. We expect that investment will continue in 2005 and 2006 for both LNG liquefaction plants and receiving terminals.

          We believe that the cycle of investment at U.S. and European refineries to meet the demands of clean fuels legislation has now wound down. However, refineries in the Middle East and Asia are now embarking on similar programs. With the global refining system running at very high utilization rates, increasing global demand for transportation fuels, combined with the current wide price differential between heavier higher-sulphur crudes and lighter, sweeter crudes, is stimulating interest in investing in refinery upgrading projects in Europe, the U.S., and potentially Asia. Capacity constraints are also leading to an interest in new refinery capacity, both grassroots and expansions. We believe some of this investment will be authorized in 2005, but it is more likely that the majority of investment decisions will be made in 2006. The economic and market case for upgrading residue to transportation fuels is strong and we expect to see substantial investment in bottom-of-the-barrel upgrading projects. Foster Wheeler has considerable experience and expertise in this area including our proprietary coking technology. We have seen an increase in the number of studies for potential delayed coking units. Foster Wheeler’s delayed coking technology, know-how, and experience designing and constructing delayed cokers places it in a good competitive position to address this market.

          Investment in petrochemical plants rose sharply in 2004 in response to strong demand growth driven by gross domestic product growth, and this has continued into 2005. The majority of this investment has been centered in the Middle East, but we believe there is also an increase in planned capacity in Asia.

          Although the pharmaceutical industry continues to grow rapidly, investment in new production facilities slowed in the latter part of 2004 and early 2005. We believe this may be attributable to industry cost pressure and increased regulation. Investment has focused on plant upgrading and improvement projects rather than major new production facilities, although there are now indications of some renewed interest in major new plant investment.

Back to Index

          The overall result of all the market factors described above is that the market for engineering and construction companies remains positive for the balance of 2005 and into 2006.

Global Power Group

	Three Months Ended				Six Months Ended

	July 1, 2005	June 25, 2004	$ Change	% Change	July 1, 2005	June 25, 2004	$ Change	% Change

Operating revenue	$180,500	$241,100	$(60,600)	(25.1)%	$375,600	$513,300	$(137,700)	(26.8)%

EBITDA	$33,000	$48,200	$(15,200)	(31.5)%	$62,600	$68,600	$(6,000)	(8.7)%

          Results

          The change in operating revenues in the second quarter and year-to-date 2005 primarily reflects our European units’ execution and completion of several major LSTK projects for full power plants that were not replaced during 2005. As previously announced, the Global Power Group will no longer undertake LSTK contracts for full power plants without the involvement of the E&C Group or a qualified external partner.

          The second quarter of 2005 and 2004 were strong earnings quarters and reflect strong project execution on existing contracts in North America and Europe. The change in EBITDA for the second quarter 2005 was driven primarily by the North American operations where (i) three major contracts were completed simultaneously in the second quarter of 2004 that earned significant incentives and were completed ahead of schedule and under-budget; and (ii) a contract settlement of $2,100 was attained in 2004 with no similar item recurring in the current year. The decline in quarterly EBITDA for North America was partially offset by increased earnings in Europe where operations returned to profitability. The change in year-to-date EBITDA reflects primarily the contract settlement that occurred in 2004.

          Overview of Segment

          We anticipate several general global market forces to have a positive influence on our power business. Expected key market drivers include continued worldwide economic growth, rising natural gas pricing, an aging world solid fuel-fired boiler fleet, and tightening environmental regulations. We expect that coal will take an increasing share of the new power growth, that boiler service markets will grow in industrialized countries with large coal boiler fleets, and the use of opportunity fuels such as petroleum coke, biomass and other waste fuels will grow the demand for solid fuel industrial boilers.

          In the United States, Germany, Japan and Australia, we believe moderate to strong economic growth, natural gas supply concerns, high historic coal dependency and tightening environmental regulations will translate into increased demand for new clean coal boilers for the utility power sector, as well as increased demand for existing boiler refurbishment, such as replacement of major pressure parts, upgrades of fuel and combustion systems, and pollution control system retrofits. High growth developing countries, such as China, India, South Korea, Taiwan and Indonesia, with high coal dependencies, low coal qualities and increasing awareness of environmental concerns, are expected to drive demand for circulating fluidized-bed (“CFB”) boilers in the region. We expect China to lead the demand for new coal power at between 25 to 30 gigawatts of electricity (“GWe”) per year and look to CFBs to utilize their lower quality fuels. In countries such as Poland, the Czech Republic and Russia, we expect the combination of low to moderate economic growth, high coal dependency, and antiquated boiler fleets, to drive demand for CFB boiler repowerings due to the region’s low coal quality and increasing environmental awareness.

          In the industrial sector, we expect manufacturers and producers to seek alternative lower cost methods of meeting their power needs in regions where rising gas prices are forecast (i.e., United States and Western Europe). We believe our CFB technology is well positioned to offer substantial value to this market due to its ability to convert a wide array of opportunity industrial fuels, such as chicken litter, demolition wood, bark and sludge, to power or steam. We believe that this will translate into an additional two to four GWe per year of CFB demand for the United States and Western Europe. We believe China also represents a significant industrial market centered mainly on their growing petrochemical industry, which could have a demand exceeding five GWe per year. Finally, environmental policies across all world regions leads us to expect continued growth for biomass energy, which is another growing market best served by our CFB technology.

Back to Index

          We believe the major markets for the boiler service business are in countries with the largest installed boiler fleets, experiencing economic growth, and the need to upgrade the units to today’s environmental and reliability standards. These markets include the United States, China, Germany, Japan, Australia and Poland.

          We have seen a marked improvement in the number of Global Power sales prospects in the United States during the first six months of 2005. New orders for the second quarter increased $107,000 or 100% when compared to the second quarter of 2004. The increase in new orders was centered in the United States where interest in coal-fired power plants has increased from year-end 2004.

Liquidity and Capital Resources

     Year-to-Date 2005 Activities

          In March 2005, we replaced our previous Senior Credit Facility with a new 5-year $250,000 Senior Credit Agreement. The new Senior Credit Agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus 5%. Standby letters of credit issued under the new Senior Credit Agreement will carry a fixed price throughout the life of the facility. The assets and/or the stock of certain of our domestic subsidiaries and certain of our foreign subsidiaries collateralize the Senior Credit Agreement. We paid approximately $13,400 in fees and expenses in conjunction with the execution of the Senior Credit Agreement. Such fees, paid predominantly in the first quarter of 2005, will be amortized to expense over the life of the agreement.

          On July 25, 2005, our U.K. subsidiary entered into a £50,000 bank guarantee facility and a £150,000 foreign exchange hedging facility. Lenders under the facilities have a security interest in the stock and assets of our U.K. subsidiary and its subsidiaries.

          As of July 1, 2005, we had cash and cash equivalents on hand, short-term investments and restricted cash totaling $326,400, compared to $390,200 as of December 31, 2004. Of the $326,400 total at July 1, 2005, $275,600 was held by our foreign subsidiaries. See Note 2 to the condensed consolidated financial statements for additional details on cash and restricted cash balances.

          We generated cash from operations of $10,400 during the second quarter of 2005, compared to using $45,700 of cash from operations during the second quarter of 2004. For the first six months of 2005, we used cash from operations of $22,600, compared to using $16,100 of cash from operations during the comparable period of 2004. Our use of cash from operations during the first six months of 2005 resulted primarily from the requirement to reimburse a bank in the first quarter of 2005 that had previously funded $23,300 to one of our European clients upon the expiration of a project-specific performance bond facility provided to the client. These funds will be returned to us upon conclusion of the contract’s warranty period.

          Capital expenditures in the first six months of 2005 were $3,700, compared to $3,900 for the comparable period of 2004. The investments were primarily related to information technology equipment and office equipment.

     Outlook

          We closely monitor liquidity and update our U.S. liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, asset sales, working capital needs, unused credit line availability and claims recoveries, if any. Our liquidity forecasts extend over a twelve-month period and continue to indicate that sufficient liquidity will be available to fund our working capital needs through the second quarter of 2006.

Back to Index

          Our working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts. Working capital in our E&C Group tends to rise as workload increases while working capital tends to decrease in Global Power when the workload increases.

          It is customary in the industries in which we operate to provide standby letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. Due to our financial condition and current credit ratings, as well as changes in the bank and surety markets, we are required in certain circumstances to provide security to banks and the surety to obtain new standby letters of credit, bank guarantees and performance bonds. Certain of our European subsidiaries are required to cash collateralize their bonding requirements. (Refer to Note 2 to the condensed consolidated financial statements.) Foster Wheeler Ltd. and Foster Wheeler LLC guarantee several European Power project bonds totaling approximately $32,300. Providing collateral increases working capital needs and limits our ability to repatriate funds from operating subsidiaries.

          As a whole, our domestic operating entities are cash flow positive. However, they do not generate sufficient cash flow to cover the costs related to our indebtedness, obligations to fund U.S. pension plans and corporate overhead expenses. Consequently, we require cash repatriations from our non-U.S. subsidiaries in the normal course of our operations to meet our domestic cash needs. Our 2005 forecast assumes total cash repatriation from our non-U.S. subsidiaries of approximately $102,600 from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends. We repatriated $45,300 and $43,000 from our non-U.S. subsidiaries in the first six months of 2005 and 2004, respectively.

          There can be no assurance that the forecasted foreign cash repatriation will occur, as our non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash. In addition, certain of our non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. The repatriation of funds may also subject those funds to taxation. As a result of these factors, we may not be able to repatriate and utilize funds held by our non-U.S. subsidiaries in the amount forecasted above.

          We currently operate a plant that processes low-level nuclear waste for the U.S. Department of Energy. We funded the plant’s initial construction costs and the majority of our invested capital was recovered during the early stages of processing the first stream of waste materials in 2004. Our liquidity forecast includes $16,000 of funds from this project, $14,600 of which is the capital recovery upon the initial processing of a second waste stream of materials. These funds are expected during the fourth quarter of 2005 and the first quarter of 2006.

          Throughout 2003 and 2004, our subsidiaries entered into several settlement and release agreements that resolved coverage litigation between them and certain asbestos insurance companies. The majority of the proceeds from these settlements has been or will be deposited in trusts for use by our subsidiaries for future asbestos defense and indemnity costs. We continue to project that, net of payments from our insurers, we will not be required to fund any asbestos liabilities from our cash flow before 2010, although we may be required to fund a portion of such liabilities from our own cash thereafter. In addition, we continue to evaluate whether the decision of a New York trial court to apply New York, rather than New Jersey, law in insurance coverage litigation brought against us will have any additional impact on the calculation of our insurance asset, our cash flow requirements, or both. An adverse outcome in the insurance litigation or settlement negotiations could materially limit our insurance recoveries and require us to fund asbestos liabilities from our cash flow before 2010. However, this forecast assumes that we will be able to resolve the insurance coverage litigation described above with respect to the remaining insurers in a timely fashion. While we expect to continue settlement discussions with such insurers during 2005, we may determine that the appropriate course of action is to fund a portion of our asbestos liabilities during 2005 and 2006 while settlement discussions continue. If we elect this course of action, we may spend up to $12,000 from our cash flow in the second half of 2005; such amounts have been considered in our liquidty forecast. This forecast also assumes that the proposed asbestos trust fund legislation as currently being discussed in Washington D.C. will not become law. This proposed legislation, should it become law in its present form, would have a material adverse impact on our domestic liquidity and results of operations.

Back to Index

          One of our subsidiaries is a party to a contract to construct a spent nuclear storage facility for a U.S. government agency that will require us to obtain third-party project financing for the full contract price of $114,000, subject to escalation and a performance bond for the full contract price if the contract is not restructured or terminated. We have completed the first phase of this contract and are currently executing the second phase. We requested clarification of certain technical specifications and detailed guidance from the government agency regarding government agency-directed changes to the project scope. The government agency failed to provide such clarification and guidance but nevertheless directed Foster Wheeler to proceed with the third phase of the contract in late July 2005. We are evaluating the foregoing direction from the government agency. The third phase would begin with the purchase of long-lead time items and is expected to last two years. The contract requires us to fund the construction cost of the project during the third phase, which cost is estimated to be $114,000, subject to escalation. The contract also requires us to provide a surety bond for the full amount of the cost. We are currently pursuing our alternatives with respect to this project and have engaged in discussions with the government agency about restructuring and termination alternatives. If we cannot successfully restructure the contract, and if we cannot obtain third-party financing or the required surety bond, our ability to perform our obligations under the contract is unlikely. If we fail to perform our obligations under the contract, and as a result the government agency terminates the contract, and thereafter the government agency re-bids the contract under substantially the same terms and the resulting cost is greater than it would have been under the existing terms with Foster Wheeler, the government agency may seek to hold us liable for this difference. This could result in a claim against Foster Wheeler in amounts that could have a material adverse effect on our financial condition, results of operations and cash flow. At this stage, no claims have been raised by the government agency against Foster Wheeler, and we do not believe a claim is probable and are unable to estimate the possible loss that could occur as a result of any claim. Additionally, we believe that we have a variety of potential legal defenses should the government agency decide to pursue any such action. See Note 13 to the condensed consolidated financial statements for further information.

          We maintain several defined benefit pension plans in our North American, United Kingdom, South African and Canadian operations. Funding requirements for these plans are dependent, in part, on the performance of global equity markets and the discount rates used to calculate the present value of the liability. The poor performance of the global equity markets during recent years and low interest rates significantly increased the funding requirements for these plans. The non-U.S. plans are funded from the local operating cash flows while funding for the U.S. plans is included within our U.S. working capital requirements. Our U.S. pension plans are frozen and our U.K. plan is now closed to new entrants. The South African and Canadian plans are immaterial in size. The funding requirement for the U.S. plans will approximate $26,700 in 2005 and is projected to decline to zero by 2010. Funding requirements for the foreign plans will approximate $28,800 in 2005 and will be required beyond 2009.

          In September 2004, we consummated an equity-for-debt exchange in which we issued common shares, preferred shares, warrants to purchase common shares, and new notes in exchange for certain of our outstanding debt and trust securities. The exchange offer reduced our existing debt by $437,000, reduced deferred accrued interest by $31,100, improved our shareholders’ deficit by $448,100, and is expected to reduce our annual interest expense by approximately $28,000. Our annual cash interest expense after reflecting the exchange offer approximates $49,300. (Refer to Note 4 of the condensed consolidated financial statements for further details of the exchange.)

          Please refer to Note 5 of the condensed consolidated financial statements for further information regarding our long-term indebtedness.

          Under the terms of our debt and trust securities, we have the ability to redeem or otherwise repurchase certain of our securities. We periodically evaluate whether to repurchase some of our outstanding debt and trust securities. Therefore, we may from time-to-time redeem or otherwise repurchase our outstanding debt and trust securities.

          Since January 15, 2002, we have exercised our right to defer payments on the Trust Preferred Securities, which are subject to the exchange offer discussed below. The aggregate liquidation amount of the Trust Preferred Securities at July 1, 2005 was $71,200. Our previous Senior Credit Facility required us to defer the payment of the dividends on the Trust Preferred Securities; while our new Senior Credit Agreement requires the approval of the lenders to make payments on the Trust Preferred Securities to the extent such payments are not contractually required by the underlying Trust Preferred Securities agreements. Accordingly, no dividends were paid during the first six months of 2005 or during fiscal year 2004. As of July 1, 2005, the amount of dividends deferred plus accrued interest approximates $27,700. We intend to continue to defer payment of the dividends on the Trust Preferred Securities until January 15, 2007 – the full term allowed by the underlying agreement. Once the deferred dividend obligation has been satisfied, we have the right to defer subsequent dividend payments for an additional 20 consecutive quarters.

Back to Index

          On July 29, 2005, we completed an offer to exchange our common shares for Trust Preferred Securities. Holders who validly tendered their Trust Preferred Securities were entitled to receive 2.16 common shares per Trust Preferred Security. Trust Preferred Securities of 2,590,817 were tendered as part of the exchange offer, resulting in the issuance of 5,596,165 common shares. The exchange, which will be reflected in our third quarter 2005 financial statements, will reduce the aggregate liquidation amount of our existing Trust Preferred Securities by approximately $64,800, reduce the amount of dividends deferred plus accrued interest by approximately $25,900 and improve our shareholders’ deficit by approximately $87,000. The exchange offer will result in an approximate $128,200 increase in common stock and paid-in capital, which will be partially offset by an approximate $41,200 charge to income. The pretax charge is substantially non-cash. In order to allow additional holders to participate in the exchange, we commenced a subsequent offering period, which expires on August 10, 2005, reflecting the same consideration as the original offering.

          The Board of Directors discontinued the payment of common stock dividends in July 2001. We were prohibited from paying dividends under our prior Senior Credit Facility and are prohibited under our new Senior Credit Agreement. Therefore, we paid no dividends during the first six months of 2005 and 2004. We do not expect to pay dividends on the common shares for the foreseeable future.

Backlog and New Orders Booked

          The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which we have determined are legally binding and are likely to be performed. Although backlog represents only business that is considered firm, cancellations or scope adjustments may occur. The elapsed time from the award of a contract to completion of performance may be up to four years. The dollar amount of backlog is not necessarily indicative of our future earnings related to the performance of such work due to factors outside our control, such as changes in project schedules or project cancellations. We cannot predict with certainty the portion of backlog to be performed in a given year. Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sale of subsidiaries, if any.

	Consolidated Data		Consolidated Data

	For the Three Months Ended		For the Six Months Ended

	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004

Backlog (future revenues)	$2,708,700	$2,276,900	$2,708,700	$2,276,900
New orders	$1,442,700	$707,100	$1,902,700	$1,337,000
E&C man-hours in quarter-end backlog (in thousands)	6,579	4,899	6,579	4,899
Foster Wheeler scope in quarter-end backlog (1)	$1,397,600	$1,325,000	$1,397,600	$1,325,000

(1) Excludes own and operate projects.

          The increase in consolidated backlog as of July 1, 2005 is attributable primarily to our E&C Group, where we have won a number of significant contracts in the second quarter of 2005 including a world-scale engineering, procurement and construction management contract for a liquefied natural gas expansion project in Australia, and a front-end engineering and project management services contract for the Khurais oilfield full-field development in Saudi Arabia. Additionally, in the second quarter of 2005, Global Power was awarded a major construction contract for a flue gas desulphurization system, commonly referred to as a “scrubber,” in the United States. Additional awards in the first quarter of 2005 include a new stand-alone biomass-fueled power station in England and a project management consultancy contract for the engineering, procurement and construction phase of the third natural gas liquids train project in the United Arab Emirates.

          The increase in consolidated new orders for the three and six months ended July 1, 2005 is attributable to both our E&C and Global Power Groups and reflects the awards noted above.

          The increase in E&C man-hours in backlog is due primarily to the award of the aforementioned E&C projects.

Back to Index

          Backlog measured in Foster Wheeler scope reflects the dollar value of backlog excluding third-party costs incurred by Foster Wheeler on a reimbursable basis as agent or principal (i.e., flow-through costs). Foster Wheeler scope measures the component of backlog with mark-up and corresponds to Foster Wheeler services plus fees for reimbursable contracts, and total selling price for lump-sum contracts. The increase in consolidated Foster Wheeler scope from the second quarter of 2004 reflects the above noted new awards less the planned run down of several large lump-sum turnkey contracts in our European operations in both Global Power and E&C.

           Backlog, measured in terms of future revenues, broken down by contract type is as follows:

	Consolidated Data

	As of

	July 1, 2005	June 25, 2004

Backlog by type of contract:
Lump-sum turnkey	$315,900	$463,400
	12%	20%
Other fixed-price	$734,400	$661,500
	27%	29%
Reimbursable	$1,723,300	$1,231,400
	63%	54%
Eliminations	$(64,900)	$(79,400)
	-2%	-3%
Total	$2,708,700	$2,276,900
	100%	100%

          The majority of the lump-sum turnkey contracts in backlog as of July 1, 2005 measured by dollar value are power projects located in the domestic markets of our E&C Group’s European operations. As previously announced, our Global Power operating unit will no longer undertake future engineering, procurement and construction of a full power plant on a lump-sum turnkey basis without partnering with one of our E&C business units or a qualified third-party.

          Backlog and new orders by location, expressed as future revenues, are as follows:

	Consolidated Data

	As of

	July 1, 2005	June 25, 2004

Backlog by project location:
North America	$405,000	$509,600
	15%	22%
South America	$44,000	$29,400
	2%	1%
Europe	$629,100	$1,028,100
	23%	45%
Asia	$313,200	$323,500
	12%	14%
Middle East	$282,300	$199,600
	10%	9%
Australasia and Other	$1,035,100	$186,700
	38%	9%
Total	$2,708,700	$2,276,900
	100%	100%

Back to Index

	Consolidated Data		Consolidated Data

	For the Three Months Ended		For the Six Months Ended

	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004

New orders by project location:
North America	$179,400	$94,800	$268,700	$241,400
	12%	13%	14%	18%
South America	$15,300	$22,000	$27,500	$44,300
	1%	3%	1%	3%
Europe	$148,600	$389,700	$372,200	$725,800
	10%	55%	20%	55%
Asia	$50,400	$31,400	$83,800	$117,000
	3%	4%	4%	9%
Middle East	$104,600	$106,000	$194,200	$137,300
	7%	15%	10%	10%
Australasia and Other	$944,400	$63,200	$956,300	$71,200
	67%	10%	51%	5%
Total	$1,442,700	$707,100	$1,902,700	$1,337,000
	100%	100%	100%	100%

          The increase in workload identified as “Australasia and Other” reflects a world-scale engineering, procurement and construction management contract for a liquefied natural gas expansion project in Australia and activities in our South African subsidiary.

          Additional segment information is included in the group discussions below and in Note 11 to the condensed consolidated financial statements.

Engineering and Construction Group (E&C)

	E&C Group		E&C Group

	For the Three Months Ended		For the Six Months Ended

	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004

Backlog (future revenues)	$2,111,300	$1,583,100	$2,111,300	$1,583,100
New orders	$1,228,200	$599,900	$1,552,700	$1,073,100
E&C Man-hours in quarter-end backlog ( in thousands)	6,579	4,899	6,579	4,899
Foster Wheeler scope in quarter-end backlog	$870,300	$726,100	$870,300	$726,100

          E&C backlog as of July 1, 2005 increased $528,200, as compared to June 25, 2004. Similarly, E&C new orders in the second quarter and year-to-date 2005 increased $628,300 and $479,600, respectively, as compared to the corresponding periods of 2004. The increases resulted from the award of a number of significant contracts in the first six months of 2005, primarily within our operations in the United Kingdom and Asia-Pacific. Such awards included a world-scale engineering, procurement and construction management contract for a liquefied natural gas expansion project in Australia, a new stand-alone biomass-fueled power station in England, a front-end engineering and project management services contract for the Khurais oilfield full-field development in Saudi Arabia, and a project management consultancy contract for the engineering, procurement and construction phase of the third natural gas liquids train project in the United Arab Emirates.

          E&C man-hours in backlog at July 1, 2005 increased by 1,680 hours, as compared to June 25, 2004 due primarily to the award of the aforementioned contracts.

          E&C Foster Wheeler scope in backlog as of July 1, 2005 increased $144,200 or 20%, compared to June 25, 2004, due primarily from the liquefied natural gas project noted above.

          Backlog by contract type is listed below:

Back to Index

	E&C Group

	As of

	July 1, 2005	June 25, 2004

Backlog by type of contract:
Lump-sum turnkey	$293,700	$364,600
	14%	23%
Other fixed-price	$170,400	$268,400
	8%	17%
Reimbursable	$1,666,500	$1,021,700
	79%	65%
Eliminations	$(19,300)	$(71,600)
	-1%	-5%
Total	$2,111,300	$1,583,100
	100%	100%

          The lump-sum turnkey backlog as of July 1, 2005 reflects several projects in our E&C Group’s European operations including an award to our U.K. operations for a new stand-alone biomass-fueled power station in England.

	E&C Group

	As of

	July 1, 2005	June 25, 2004

Backlog by project location:
North America	$82,200	$162,200
	4%	10%
South America	$32,700	$23,900
	2%	2%
Europe	$486,200	$849,100
	23%	54%
Asia	$187,900	$186,600
	9%	12%
Middle East	$282,300	$174,400
	13%	11%
Australasia and Other	$1,040,000	$186,900
	49%	11%
Total	$2,111,300	$1,583,100
	100%	100%

          The change in backlog in Europe reflects the planned execution of several large LSTK contracts.

Back to Index

	E&C Group		E&C Group

	For the Three Months Ended		For the Six Months Ended

	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004

New orders by project location:
North America	$18,400	$21,900	$31,100	$80,200
	1%	4%	2%	7%
South America	$15,000	$18,400	$22,800	$38,300
	1%	3%	1%	4%
Europe	$90,700	$374,600	$257,600	$670,500
	7%	62%	17%	62%
Asia	$38,300	$35,600	$67,000	$96,200
	3%	6%	4%	9%
Middle East	$98,900	$106,800	$194,300	$137,300
	8%	18%	13%	13%
Australasia and Other	$966,900	$42,600	$979,900	$50,600
	80%	7%	63%	5%
Total	$1,228,200	$599,900	$1,552,700	$1,073,100
	100%	100%	100%	100%

          The increase in workload identified as “Australasia and Other” reflects a world-scale engineering, procurement and construction management contract for a liquefied natural gas expansion project in Australia and activities in our South African subsidiary.

Global Power Group

	Global Power Group		Global Power Group

	For the Three Months Ended		For the Six Months Ended

	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004

Backlog (future revenues)	$639,100	$696,800	$639,100	$696,800
New orders	$214,100	$107,100	$397,100	$263,800
Foster Wheeler scope in quarter-end
backlog (1)	$527,300	$598,900	$527,300	$598,900

(1)	Excludes own and operate projects.

     Global Power Group’s backlog as of July 1, 2005 decreased $57,700, as compared to June 25, 2004, due to the planned run down of three large LSTK contracts in Europe. However, Global Power’s new orders for the three and six months ended July 1, 2005 have increased $107,000 and $133,300, respectively, when compared to the corresponding periods of 2004. The increase in new orders includes an award of a contract for the construction of a flue gas desulphurization system in the United States, a contract to supply a biomass-fired bubbling fluidized bed boiler in Portugal and a contract to supply a biomass-fired bubbling fluidized bed retrofit in Sweden. The North American Power operation’s backlog reached its highest level in the last five quarters.

     Foster Wheeler scope declined $71,600, or 12%, as compared to June 25, 2004. This decrease results from a decline in the LSTK contracts in Finland, partially offset by an increase in our operations in the United States.

     Backlog by contract type are listed below:

Back to Index

	Global Power Group

	As of

	July 1, 2005	June 25, 2004

Backlog by type of contract:
Lump-sum turnkey	$22,300	$98,800
	3%	14%
Other fixed-price	$564,000	$393,100
	89%	57%
Reimbursable	$56,700	$209,900
	9%	30%
Eliminations	$(3,900)	$(5,000)
	-1%	-1%
Total	$639,100	$696,800
	100%	100%

     The decline in lump-sum turnkey projects is due to the completion of three large contracts by our Finnish operations in 2004. As previously announced, Global Power will no longer undertake LSTK contracts for full power plants without partnering with the E&C Group or a qualified third-party. The lump-sum turnkey backlog at July 1, 2005 relates to a relatively small-sized facility in Europe. Fixed-price backlog as of July 1, 2005 increased due primarily to the flue gas desulphurization project, while backlog for reimbursable contracts decreased due primarily to the completion of several large service contracts in the U.S.

	Global Power Group

	As of

	July 1, 2005	June 25, 2004

Backlog by project location:
North America	$329,000	$348,300
	51%	50%
South America	$12,000	$5,500
	2%	1%
Europe	$152,600	$180,300
	24%	26%
Asia	$130,100	$137,200
	20%	19%
Middle East	$4,400	$25,500
	1%	4%
Australasia and Other	$11,000	$—
	2%	0%
Total	$639,100	$696,800
	100%	100%

Back to Index

	Global Power Group		Global Power Group

	For the Three Months Ended		For the Six Months Ended

	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004

New orders by project location:
North America	$157,900	$72,800	$243,000	$161,200
	74%	68%	61%	61%
South America	$(100)	$3,600	$5,500	$5,900
	0%	3%	1%	2%
Europe	$43,900	$15,200	$124,200	$55,300
	20%	14%	32%	21%
Asia	$10,800	$(4,100)	$19,000	$20,800
	5%	-4%	5%	8%
Middle East	$1,100	$(700)	$4,700	$—
	1%	0%	1%	0%
Australasia and Other	$500	$20,300	$700	$20,600
	0%	19%	0%	8%
Total	$214,100	$107,100	$397,100	$263,800
	100%	100%	100%	100%

          The development time for clients to reach the point of awarding contracts to suppliers can cover several years. Global Power’s markets continue to suffer from industry problems resulting from relatively slow economic growth in prior years, over-capacity, and the financial difficulties of certain independent power producers. In 2005, maintenance and services contracts continue to be a growth opportunity for our North American operations. Supply opportunities for new equipment associated with solid fuel boiler contracts are more limited. However, the number of inquirers for new coal-fired related boilers has increased during the first half of 2005. Selective opportunities for new circulating fluidized-bed boilers are expected to continue in the United States, Europe and Asia. Sales opportunities in environmental retrofits are also expected to continue.

Application of Critical Accounting Estimates

          Our condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Management and the Audit Committee of the Board of Directors approve the critical accounting policies.

          Highlighted below are the accounting policies that we consider significant to the understanding and operations of our business as well as key estimates that are used in implementing the policies.

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

          We have thousands of projects in both reporting segments that are in various stages of completion. Such contracts require estimates to determine the appropriate final estimated cost (“FEC”), profits, revenue recognition, and the percentage complete. In determining the FEC, we use significant estimates to forecast quantities to be expended (i.e., man-hours, materials and equipment), the costs for those quantities (including exchange rate fluctuations), and the schedule to execute the scope of work including allowances for weather, labor and civil unrest. Many of these estimates cannot be based on historical data as most contracts are unique, specifically designed facilities. In determining the revenues, we must estimate the percentage complete, the likelihood of the client paying for the work performed, and the cash to be received net of any taxes ultimately due or withheld in the country where the work is performed. Projects are reviewed on an individual basis and the estimates used are tailored to the specific circumstances. In establishing these estimates, we exercise significant judgment, as all possible risks cannot be specifically quantified.

Back to Index

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

          The project actual results can be significantly different from the estimated results. When adjustments are identified near or at the end of a project, the full impact of the change in estimate would be recognized as a change in the margin on the contract in that period. This can result in a material impact on our results for a single reporting period. In accordance with the accounting and disclosure recommendations of American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Accounting Principles Board Opinion No. 20, “Accounting Changes,” we review our major contracts monthly. As a result of this process in the first six months of 2005, 43 individual projects had final estimated profit revisions exceeding $500. These revisions, which include both increases and decreases in estimated profit, resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from those previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and therefore tend to be earned late in a project’s life cycle. The net aggregate dollar value of the accrued contract profit resulting from these estimate changes during the second quarter and year-to-date 2005 amounted to approximately $46,500 and $71,100, respectively. Similarly, the contract profit resulting from estimate changes in the comparable periods of 2004 totaled $39,200 and $50,600, respectively.

Asbestos

          Some of our U.S. and U.K. subsidiaries are codefendants in numerous asbestos-related lawsuits and administrative claims pending in the United States and the United Kingdom. The calculation of asbestos-related assets and liabilities involves the use of estimates as discussed below.

          United States

          As of July 1, 2005, we had recorded total liabilities of $435,500 comprised of an estimated liability relating to open (outstanding) claims of $212,500 and an estimated liability relating to future unasserted claims of $223,000. Of the total, $75,000 is recorded in accrued expenses and $360,500 is recorded in asbestos-related liability on the condensed consolidated balance sheet. These estimates are based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type (i.e., mesothelioma vs. non-mesothelioma) and the breakdown of known and future claims into disease type (i.e., mesothelioma vs. non-mesothelioma). Claims that have not been settled and are six or more years old are considered abandoned and are no longer valued in the estimated liability. There were approximately 10,300 such cases that are not valued within the estimated liability. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity payments are estimated to be incurred through the year 2019, during which period new claims are expected to decline from year to year. We believe that there will be new claims filed after 2019, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate defense and/or indemnity costs, which might be incurred after 2019. Historically, defense costs have represented approximately 21% of total defense and indemnity costs. Through July 1, 2005, total indemnity costs paid, prior to insurance recoveries, were approximately $479,900 and total defense costs paid were approximately $128,400.

          As of July 1, 2005, we had recorded assets of $341,000 relating to actual and probable insurance recoveries, of which $75,000 is recorded in accounts and notes receivables, and $266,000 is recorded as asbestos-related insurance recovery receivable on the condensed consolidated balance sheet. The asset includes an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending legal proceedings with certain insurers, as well as recoveries under settlements with other insurers.

Back to Index

          As of July 1, 2005, $165,200 was contested by our subsidiaries’ insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.

          The number and type of claims received and the average cost to settle claims can vary from quarter to quarter and sometimes by substantial amounts. In the first two quarters of 2005, the number of claims received (including the number of mesothelioma claims) and the average cost to settle claims exceeded our forecast prepared at year-end 2004 to estimate the asbestos liability. Although our forecast contemplates that new claims requiring indemnity will decline from year-to-year, we do not believe that two quarters of data is sufficient evidence to necessitate a change in the underlying assumptions used to estimate the asbestos liability. Actual experience will be compared to projected results and if, in our judgment, changes to the underlying estimates are warranted, we will modify the asbestos liability and associated asset.

          We have considered the asbestos litigation and the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that except for those insurers which have become or may become insolvent for which a reserve has been provided, the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. The average cost per closed claims since 1993 is $2.1.

          We plan to update our forecasts periodically to take into consideration our future experience and other considerations to update our estimate of future costs and expected insurance recoveries. However, it should be noted that the estimates of the assets and liabilities related to asbestos claims and recovery are subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainties as to the ultimate number of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies currently involved in litigation, our subsidiaries’ ability to recover from their insurers, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. If the number of claims received in the future exceeds our estimate, it is likely that the costs of defense and indemnity will similarly exceed our estimates. These factors are beyond our control and could have a material adverse effect on our financial condition, results of operations and cash flows.

          Our subsidiaries have been effective in managing the asbestos litigation in part because (1) our subsidiaries have access to historical project documents and other business records going back more than 50 years, allowing them to defend themselves by determining if they were present at the location that is the cause of the alleged asbestos claim and, if so, the timing and extent of their presence, (2) our subsidiaries maintain good records on insurance policies and have identified policies issued since 1952, and (3) our subsidiaries have consistently and vigorously defended these claims which has resulted in dismissal of claims that are without merit or settlement of claims at amounts that are considered reasonable.

          United Kingdom

           As of July 1, 2005, we had recorded total liabilities of $40,700 comprised of an estimated liability relating to open (outstanding) claims of $4,800 and an estimated liability relating to future unasserted claims of $35,900. Of the total, $1,700 is recorded in accrued expenses and $39,000 is recorded in asbestos-related liability on the condensed consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $1,700 is recorded in accounts and notes receivables, and $39,000 is recorded as asbestos-related insurance recovery receivable on the condensed consolidated balance sheet.

Pension

          The calculations of pension liability, annual service cost and cash contributions required rely heavily on estimates about future events often extending decades into the future. We are responsible for establishing the assumptions used for the estimates, which include:

•	The discount rate used to present value the future obligations
•	The expected long-term rate of return on plan assets
•	The expected percentage of annual salary increases

Back to Index

•	The selection of the actuarial mortality tables
•	The annual inflation percentage

          The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. We review annually and adjust, if required, the long-term rate of return for our funded plans. The weighted-average expected long-term rate of return on plan assets has declined from 8.2% to 7.5% over the past three years.

          We utilize our business judgment in establishing the estimates used in the calculations of pension liability, annual service cost and cash contributions. The estimates can vary significantly from the actual results and we cannot provide any assurance that the estimates used to calculate the pension liabilities included herein will approximate actual results. The volatility between the assumptions and actual results can be significant.

          Pension liability calculations are normally updated annually at each year-end, but may be updated in interim periods if any major plan amendments or curtailments occur. Our liability calculation is reflected in the financial statements herein.

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

Code of Ethics

          We have adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees including the Chief Executive Officer, Chief Financial Officer and other senior finance organization employees. The Code of Business Conduct and Ethics is publicly available on our website at www.fwc.com/corpgov. Any waiver of this Code of Business Conduct and Ethics for executive officers or directors may be made only by the Board of Directors or a committee of the Board of Directors and will be promptly disclosed to the shareholders. If we make any substantive amendments to this Code of Business Conduct and Ethics or grant any waiver, including an implicit waiver, from a provision of the Code to the Chief Executive Officer, Chief Financial Officer, Controller or any person performing similar functions, we will disclose the nature of such amendment or waiver on the website, in a report on Form 8-K, as required by law and the rules of any exchange on which our securities are publicly traded.

          A copy of the Code of Business Conduct and Ethics can be obtained upon request, without charge, by writing to the Office of the Secretary, Foster Wheeler Ltd., Perryville Corporate Park, Clinton, New Jersey 08809-4000.

Accounting Developments

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the condensed consolidated statement of operations and comprehensive income based on their fair values. Prior to SFAS No. 123R, we adopted the disclosure-only provisions of SFAS No. 123 and therefore only certain pro forma disclosures of the fair value of share-based payments were required in the notes to the condensed consolidated financial statements. SFAS No. 123R provides for the adoption of the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, share-based employee compensation cost would be recognized from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, employee compensation cost would be recognized for periods presented prior to the adoption of the proposed standard in accordance with the original provisions of SFAS No. 123; that is, employee compensation cost would be recognized in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. On April 14, 2005, the Securities and Exchange Commission amended the compliance date for SFAS No. 123R until the first quarter of 2006. We are still evaluating the method of adoption and the impact that the adoption of SFAS No. 123R will have on our condensed consolidated financial position and results of operations; although, we expect that there will be a negative impact on our operating results commencing in the first quarter of 2006.

Back to Index

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, SFAS No. 153 provides that exchanges of nonmonetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our condensed consolidated financial statements.

          In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies when an entity would be required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability’s fair value can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future would be factored into the measurement of the liability rather than the recognition of the liability. FIN No. 47 is effective no later than the end of fiscal year 2005. We are currently assessing the impact that the interpretation may have on our condensed consolidated financial statements.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have an impact on our condensed consolidated financial statements.

Back to Index

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FW PREFERRED CAPITAL TRUST I
(amounts in thousands of dollars)

          FW Preferred Capital Trust I (“the Capital Trust”), which is a 100% indirectly-owned finance subsidiary of Foster Wheeler Ltd., issued $175,000 of Trust Preferred Securities (the “Trust Securities”) in 1999. The Capital Trust invested the proceeds from the Trust Securities in an equal principal amount of 9% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of Foster Wheeler LLC.

          Prior to December 27, 2003 the Capital Trust was consolidated in our financial statements. In 2004, we adopted FIN No. 46, “Consolidation of Variable Interest Entities,” for variable interest entities formed prior to February 1, 2003. In accordance with the provisions of FIN No. 46, we determined that (i) the Capital Trust is a variable interest entity and (ii) Foster Wheeler is not the primary beneficiary. Accordingly, we de-consolidated the Capital Trust as of December 27, 2003. Our condensed consolidated financial statements reflect Foster Wheeler LLC’s obligations to the Capital Trust as subordinated deferrable interest debentures and deferred accrued interest on subordinated deferrable interest debentures. The interest expense on the Debentures is reported as interest expense in the condensed consolidated statement of operations and comprehensive income.

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

          Since January 15, 2002, Foster Wheeler LLC has exercised its right to defer payments on the Debentures. The previous Senior Credit Facility required Foster Wheeler Ltd. to defer the payment of the dividends on the Trust Preferred Securities; while the new Senior Credit Agreement requires the approval of the lenders to make payments on the Trust Preferred Securities to the extent such payments are not contractually required by the underlying Trust Preferred Securities agreements. Accordingly, no dividends were paid during the first six months of 2005 or during fiscal year 2004.

          In 2004, we completed an equity-for-debt exchange offer in which we issued common shares, preferred shares and warrants to purchase common shares in exchange for Trust Securities. In conjunction with the exchange, the Capital Trust recorded a $103,800 reduction in the Trust Securities and a $31,100 reduction in deferred accrued mandatorily redeemable preferred security distributions payable. The Capital Trust also recorded a corresponding reduction in the Debentures and accrued interest receivable.

          On July 29, 2005, we completed an offer to exchange common shares for Trust Securities. In conjunction with the exchange, which will be reflected in the third quarter 2005 financial results, the Capital Trust will record an approximate $64,800 reduction in the aggregate liquidation amount of existing Trust Securities and an approximate $25,900 reduction in deferred accrued mandatorily redeemable preferred security distributions payable. The Capital Trust will also record a corresponding decrease in the Debentures and accrued interest receivable. In order to allow additional holders to participate in the exchange, we commenced a subsequent offering period, which expires on August 10, 2005, reflecting the same consideration as the original offering.

Back to Index

Results of Operations – The Capital Trust

	Three Months Ended				Six Months Ended

	July 1,	June 25,	$	%	July 1,	June 25,	$	%
	2005	2004	Change	Change	2005	2004	Change	Change

Interest income	$2,200	$—	$2,200	N/A	$4,300	$—	$4,300	N/A
Change in valuation allowance	5,900	21,000	(15,100)	(71.9)%	17,600	36,400	(18,800)	(51.6)%
Preferred security distributions expense	2,200	4,900	(2,700)	(55.1)%	4,300	9,700	(5,400)	(55.7)%

N/A – not applicable.

          The interest income represents the accrual for interest on the Debentures. Interest accrues at an annual rate of 9% on the outstanding amount of Debentures, compounded quarterly. Additionally, interest accrues on the accrued but unpaid interest at an annual rate of 9%, compounded quarterly, as well. There was no interest income accrued in 2004 as a result of the financial condition of Foster Wheeler LLC and Foster Wheeler Ltd.

          The valuation allowance on the investment in the Debentures and related interest income receivable was established based on the financial condition of Foster Wheeler LLC and Foster Wheeler Ltd. and Foster Wheeler LLC’s decision to exercise its right to defer payments on the Debentures since January 15, 2002. The change in the valuation allowance resulted from an increase in the market price of the Trust Securities, which is deemed a proxy for the fair value of the subordinated deferrable interest debentures. The market price per security of the Trust Securities was $42.60 as of July 1, 2005, $31.92 as of April 1, 2005, $27.05 as of December 31, 2004, $8.20 as of June 25, 2004, $5.20 as of March 26, 2004 and $3.00 as of December 26, 2003.

          The preferred security distributions expense represents the accrual for cash distributions due on the Trust Securities. Distributions accrue at an annual rate of 9% on the outstanding liquidation amount of the Trust Securities, compounded quarterly. Additionally, deferred distributions accrue interest at an annual rate of 9%, compounded quarterly, as well. The decrease in preferred security distributions expense for the three and six months July 1, 2005, as compared to the corresponding periods of 2004, results primarily from the reduction in the amount of Trust Securities outstanding during the period as a result of the equity-for-debt exchange. As noted previously, the Capital Trust has deferred the distributions on the Trust Securities in conjunction with Foster Wheeler LLC’s decision to defer interest payments on the Debentures since January 15, 2002.

Financial Condition – The Capital Trust

          The accrued interest income receivable on the Debentures increased by $8,000 and $21,900 during the three and six months ended July 1, 2005 as a result of a decrease in the valuation allowance. The change in the required valuation allowance resulted from the increase in the market price of the Trust Securities, which is deemed a proxy for the fair value of the Debentures and related interest income receivable.

          The increase in the deferred accrued mandatorily redeemable preferred security distributions payable during the three and six months ended July 1, 2005 results primarily from the impact of the equity-for-debt exchange consummated in late 2004, partially offset by the continued deferral of distributions on the Trust Securities. During this deferral period, distributions on Trust Securities continue to accrue at an annual rate of 9%, compounded quarterly. Additionally, deferred distributions accrue interest at an annual rate of 9%, also compounded quarterly.

          The preferred securities holders’ deficit at July 1, 2005 decreased by $17,600 during first six months of 2005, due to the decrease in the valuation allowance (as a result of an increase in the market price of the Trust Securities).

Liquidity and Capital Resources – The Capital Trust

          The Capital Trust’s ability to continue as a going concern is dependent on Foster Wheeler Ltd.’s and Foster Wheeler LLC’s ability to continue as a going concern as the Capital Trust’s only asset is the Debentures. Foster Wheeler LLC, an indirect wholly owned subsidiary of Foster Wheeler Ltd., is essentially a holding company which owns the stock of various subsidiary companies, and is included in our condensed consolidated financial statements. As previously discussed, we may not be able to continue as a going concern. Refer to the previous discussion of our liquidity and capital resources.

Back to Index

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                   (In Thousands of Dollars)

          Our strategy for managing transaction risks associated with currency fluctuations is for each operating unit to enter into derivative transactions, such as foreign currency exchange contracts, to hedge its exposure on contracts into the operating unit’s functional currency. We utilize all such financial instruments solely for hedging. Our Company policy prohibits the speculative use of such instruments. The counterparties to such financial instruments expose us to credit loss in the event of nonperformance. To minimize this risk, we enter into these financial instruments with financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies). We believe that the geographical diversity of our operations mitigates the effects of the currency translation exposure. No significant unhedged assets or liabilities are maintained outside the functional currencies of our operating subsidiaries. Accordingly, translation exposure is not hedged.

          Interest Rate Risk – We are exposed to changes in interest rates primarily as a result of our borrowings under our Senior Credit Agreement and our variable rate project debt. If market rates average 1% more in 2005 than in 2004, our interest expense for the next twelve months would increase, and income before tax would decrease by approximately $100. This amount has been determined by considering the impact of the hypothetical interest rates on our variable-rate balances as of July 1, 2005. In the event of a significant change in interest rates, we would likely take action to further mitigate our exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

          Foreign Currency Risk – We have significant overseas operations. Generally, all significant activities of our overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. This results in a mitigation of the potential impact of earnings fluctuations as a result of changes in foreign exchange rates. However, we maintain substantial operations in Europe and are subject to translation risk for the Euro and Pound Sterling. In addition, in order to further mitigate risks associated with foreign currency fluctuations, our affiliates enter into foreign currency exchange contracts to hedge the exposed contract value back to their functional currency. As of July 1, 2005, we had approximately $122,070 of foreign exchange contracts outstanding. These contracts mature through 2009. The contracts have been established by our various international subsidiaries to sell a variety of currencies and either receives their respective functional currency or other currencies for which they have payment obligations to third parties. We do not enter into foreign currency contracts for speculative purposes.

Inflation

          The effect of inflation on our revenues and earnings is minimal. Although a majority of our revenues are realized under long-term contracts, the selling prices of such contracts, established for deliveries in the future, generally reflect estimated costs to complete in these future periods. In addition, some contracts provide for price adjustments through escalation clauses.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Back to Index

          As of the end of the interim period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, and as of July 1, 2005, our chief executive officer and chief financial officer concluded, at the reasonable assurance level, that our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

          We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, as of December 31, 2004, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          A material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we did not maintain effective controls over the completeness and accuracy of estimated costs to complete at one of our European power projects. Specifically, our controls over estimated costs to complete were not operating effectively because project management and accounting personnel did not have adequate control of commitments to third-party subcontractors and vendors, and therefore did not adequately track the actual financial results of the project on a timely basis. This control deficiency could result in a misstatement to the estimated costs to complete long-term contracts and the cost of operating revenue accounts resulting in a material misstatement to our annual or interim financial statements that would not be prevented or detected. Accordingly, we determined that this control deficiency constituted a material weakness even though the control deficiency did not result in any adjustments to the 2004 annual or interim consolidated financial statements. Enhancements were made during the first six months of 2005 to the project’s systems and procedures to improve tracking of third-party commitments and the control deficiency did not result in any adjustments to the 2005 interim condensed consolidated financial statements or to the 2004 annual or interim consolidated financial statements. We implemented the actions described below and subsequently, all field procurement was completed during the second quarter of 2005 and the project site was demobilized. Therefore, we determined that no control deficiency existed as of July 1, 2005.

Material Weakness and Remediation

          In connection with the preparation of our 2004 year-end financial statements, we detected a reporting deficiency in the measurement and tracking processes during the fourth quarter of 2004 at one of European Power’s lump-sum turnkey projects. The project was nearing completion during the fourth quarter and the worse than expected project performance compressed the time available to meet the scheduled completion dates. In an attempt to meet the completion dates, construction site personnel entered into additional commitments beyond the planned commitments for the project, and did not adequately communicate these updated commitments on a timely basis to the home office personnel, who were responsible for tracking actual and estimated costs of the project and the details of updated commitments being made in the field. Moreover, one of the two lead managers of the project responsible for monitoring the commitments made at the project site and relaying this information back to the home office, became ill and was absent during November and December of 2004. As a result, the project’s management did not have adequate control of outstanding commitments to third-party subcontractors and vendors during the fourth quarter of 2004, and therefore could not adequately track the ongoing financial results of the project until after the quarter had ended.

Back to Index

          As stated above, we concluded that the control deficiency in reporting at the project represented a “material weakness” in our internal control over financial reporting as of December 31, 2004. We believe that the failure to adequately control outstanding commitments to third-party subcontractors and vendors on this project was the result of a deficiency in the project’s measurement processes that arose when the volume of activity increased substantially in the fourth quarter of 2004 combined with the absence of a member of the project’s key oversight personnel. Additionally, we noted that there was no compensating control that detected this deficiency on a timely basis. Because of the overall magnitude of this project, this resulted in a deficiency in our internal control over financial reporting. These controls and procedures are designed to ensure that outstanding commitments are known, quantified and communicated to the appropriate project personnel responsible for estimating the project’s financial results.

          The control deficiency was detected in the first quarter of 2005. At that time, we immediately implemented a detailed review of all costs incurred to date plus the estimate of costs to complete. Additional project management personnel were assigned to the project from our E&C Group as these operating units have more experience working on lump-sum turnkey projects, and specialists in negotiating subcontractor settlements were added to the project team. We had previously announced that our European Power operating unit will no longer undertake lump-sum turnkey projects for full power plants without the involvement of one of our E&C operating companies or a qualified third-party partner, and there is no evidence that any similar problems managing third-party commitments exist on other projects.

          We assigned the highest priority to the assessment and remediation of this material weakness and worked together with the audit committee of the board of directors to resolve the issue. Since year-end 2004, a new project director was appointed, additional technical personnel from our E&C U.K. business unit were assigned to the job site, the lead manager noted above returned to the project, systems tracking costs versus purchase order commitments were enhanced, procedures were implemented to improve the timeliness and accuracy of information flowing from the job site to the appropriate personnel in our European Power headquarters, the Chief Operating Officer of our Global Power Group has assumed overall responsibility for the project, Global Power’s Executive Vice President of Business Compliance began leading the effort to ensure the project’s cost control activities are adequate, and additional purchasing and cost control personnel were transferred to our Global Power’s Finland business unit responsible for the project.

          We believe that our condensed consolidated financial statements contained herein contain our best estimates of the project’s final estimated costs and that the appropriate compensating controls had been implemented at the particular site to ensure commitment information was adequately controlled and communicated on a timely basis. We have taken the actions described above, which we believe address the material weaknesses described above.

Management’s Consideration of the Restatement of the Consolidated Financial Statements as of December 31, 2004

          In coming to the conclusion that our internal control over financial reporting and disclosure controls and procedures were effective as of July 1, 2005, we also reviewed our assessment of internal control over financial reporting and disclosure controls and procedures in light of an external actuary’s error in the calculation of the pension benefit obligation for the year ended December 31, 2004, which resulted in the restatement of the previously issued consolidated financial statements as disclosed in Note 2 to the accompanying condensed consolidated financial statements (and as described below), but concluded that the error was not in itself a result of a material weakness. In reaching this conclusion, we reviewed and analyzed the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and considered (i) the restatement adjustment had no impact on consolidated net loss or consolidated net loss per share on either the fourth quarter 2004 interim period or the 2004 annual period; (ii) the restatement adjustment did not have a material impact on the consolidated financial statements of the fourth quarter 2004 interim period or the 2004 annual period; (iii) the impact of the restatement adjustment on shareholders’ deficit was not material to the 2004 annual consolidated financial statements or to the fourth quarter 2004 interim period; and (iv) the cumulative impact of the error, if recorded in the first quarter of 2005, would have been material to that quarter’s comprehensive income and may be material to the 2005 annual consolidated financial statements. Accordingly, we decided to restate our previously issued 2004 annual consolidated financial statements solely because of the cumulative impact on our 2005 financial statements.

Back to Index

Actuarial Error and Control Enhancement Plans

          We maintain a U.S. pension plan, which was frozen in 2003. For the past 23 years, we utilized the same internationally recognized actuarial firm to perform certain actuarial valuations associated with this pension plan. We maintain the information needed for the actuarial valuation of this pension plan in a database licensed directly from our external actuary. Maintaining our pension information in the external actuary’s database allows the external actuary access to a product well known and easily accessible by them. The database also allows us to electronically transmit significant quantities of data securely and accurately to the external actuary. Our procedures in effect at December 31, 2004 required the human resource department to ensure the accuracy and integrity of the information maintained in the database, and as an additional control, the controller’s department tests certain data in the database prior to submission to the external actuary. After transmitting the data to the external actuary, we promptly confirm the receipt of the database by the external actuary to ensure the completeness of the data transmission.

          The external actuary then extracts certain data from the database, performs a series of valuation calculations, and issues a valuation report to us. Our controller and chief accounting officer each review the actuarial report and discuss material variations from the prior year as well as material deviations from previously forecasted estimates. Sensitivity calculations are also prepared by the external actuaries and discussed with our controller and chief accounting officer.

          We were notified on April 14, 2005 by our external actuary of an error in the actuarial valuation prepared by them of our domestic pension plan. The error occurred when the external actuary miscoded participant benefit identification data in the actuarial valuation. The external actuary extracted complete and accurate data from the database and incorrectly altered the benefit identification of a sub-group of approximately 200 plan participants when transmitting the data to their valuation system. This subgroup of participants is entitled to a minimum of 10 years of benefits and the external actuary incorrectly calculated the pension obligation assuming a maximum of 10 years of benefits. We currently have approximately 7,400 participants in our domestic pension plan and the error did not generate a variation large enough to be questioned by our human resource or accounting personnel when reviewing the valuation report.

          We intend to continue our process of ensuring the integrity of information in the database and are working with the external actuary to expand the level of our testing to ensure the data in the edit reports generated by the actuary’s valuation calculation match the underlying information in the our database.

Changes in Internal Control over Financial Reporting

          There have been no changes in our internal control over financial reporting in the first six months of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as otherwise described above. In the second quarter of 2005, an existing employee within our European Power business unit was promoted to the position of Chief Executive Officer of that business unit and the financial affairs of the Global Power Group were placed under the responsibility of one individual. Previously this individual was the chief financial officer of Global Power’s North American business unit.

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

Back to Index

Safe Harbor Statement

          Management’s discussion and analysis of financial condition and results of operations, other sections of this quarterly report on Form 10-Q and other reports and oral statements made by representatives of Foster Wheeler from time to time may contain forward-looking statements that are based on management’s assumptions, expectations and projections about Foster Wheeler and the various industries within which we operate. These include statements regarding our expectation about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims, and the costs of current and future asbestos claims and the amount and timing of insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of important factors could cause business conditions and results to differ materially from what is contained in forward-looking statements, including, but not limited to, the following:

•	changes in the rate of economic growth in the United States and other major international economies;
•	changes in investment by the power, oil and gas, pharmaceutical, chemical/petrochemical and environmental industries;
•	changes in the financial condition of our customers;
•	changes in regulatory environment;
•	changes in project design or schedules;
•	contract cancellations;
•	changes in estimates made by management of costs to complete projects;
•	changes in trade, monetary and fiscal policies worldwide;
•	currency fluctuations;
•	war and/or terrorist attacks on facilities either owned or where equipment or services are or may be provided;
•	outcomes of pending and future litigation, including litigation regarding our liability for damages and insurance coverage for asbestos exposure;
•	protection and validity of patents and other intellectual property rights;
•	increasing competition by foreign and domestic companies;
•	compliance with debt covenants;
•	implementation of our restructuring plan;
•	recoverability of claims against customers; and
•	changes in estimates used in our critical accounting policies.

          Other factors and assumptions not identified above were also involved in the formation of these forward-looking statements and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond the control of management. The reader should consider the areas of risk described above in connection with any forward-looking statements that may be made by Foster Wheeler.

          Foster Wheeler undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The reader is advised, however, to consult any additional disclosures we make in proxy statements, quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K filed with the Securities and Exchange Commission.

Back to Index

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Refer to Note 13 to the condensed consolidated financial statements presented in Part I, Item 1 of this quarterly report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 10, 2005, we held a general meeting of common shareholders. The voting results of the general meeting of common shareholders were as follows:

			For	Against(A) or Withheld(W)

1	Election of directors. (*)
	a.	Raymond J. Milchovich	40,895,984	429,816(W)
	b.	Joseph J. Melone	40,866,061	459,739(W)

2	Auditor appointment.		41,293,488	28,825(A)

*	In addition, the following directors continued to serve after the meetings: Eugene D. Atkinson, Diane C. Creel, Stephanie Hanbury-Brown, Roger L. Heffernan, David M. Sloan and James D. Woods.

ITEM 6.   EXHIBITS

Exhibit No.	Exhibits

3.1	Memorandum of Association of Foster Wheeler Ltd. (Filed as Annex II to Foster Wheeler Ltd.’s Form S-4/A (File No. 333-52468) filed on March 9, 2001, and incorporated herein by reference.)

3.2	Memoranda of Reduction of Share Capital and Memorandum of Increase in Share Capital each dated December 1, 2004. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, filed on December 2, 2004, and incorporated herein by reference.)

3.3	Certificate of Designation relating to Foster Wheeler Ltd.’s Series B Convertible Preferred Shares, adopted on September 24, 2004. (Filed as Exhibit 3.1 to Foster Wheeler Ltd.’s on Form 10-Q for the quarter ended September 24, 2004, and incorporated herein by reference.)

3.4	Bye-Laws of Foster Wheeler Ltd. amended November 30, 2004. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K, dated November 29, 2004 and filed on December 2, 2004, and incorporated herein by reference.)

12.1	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Raymond J. Milchovich

31.2	Section 302 Certification of John T. La Duc

32.1	Certification of Raymond J. Milchovich Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of John T. La Duc Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Back to Index

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER LTD.
(Registrant)

Date: August 10, 2005	/s/ RAYMOND J. MILCHOVICH

RAYMOND J. MILCHOVICH CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: August 10, 2005	/s/ JOHN T. LA DUC

JOHN T. LA DUC EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER