Form 10-Q
period 2005-09-30
FOSTER WHEELER LTD
filed 2005-11-09
CIK 1130385

Click Here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,107,963 shares of the Company’s common stock ($0.01 par value) were outstanding as of November 3, 2005.

FOSTER WHEELER LTD.
INDEX

Back to Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME/(LOSS)
(in thousands of dollars, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004

Operating revenues	$532,356	$720,554	$1,581,439	$2,021,932
Cost of operating revenues	(434,354)	(673,487)	(1,295,300)	(1,793,628)

Contract profit	98,002	47,067	286,139	228,304

Selling, general and administrative expenses	(50,107)	(54,860)	(163,410)	(168,502)
Other income	15,054	12,244	44,385	65,984
Other deductions	(7,335)	(7,081)	(28,402)	(15,626)
Interest expense	(12,590)	(26,474)	(41,412)	(77,554)
Minority interest	(2,117)	(1,941)	(4,903)	(4,912)
Loss on equity-for-debt exchange	(40,213)	(174,941)	(41,513)	(174,941)

Income/(loss) before income taxes	694	(205,986)	50,884	(147,247)
Provision for income taxes	(17,400)	(9,484)	(38,471)	(42,686)

Net (loss)/income	(16,706)	(215,470)	12,413	(189,933)
Other comprehensive income/(loss):
Foreign currency translation adjustment	617	7,730	2,606	(1,968)

Net comprehensive (loss)/income	$(16,089)	$(207,740)	$15,019	$(191,901)

(Loss)/earnings per common share:
Basic	$(0.35)	$(103.23)	$0.27	$(92.01)

Diluted	$(0.35)	$(103.23)	$0.23	$(92.01)

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)
(unaudited)

	September 30, 2005	December 31, 2004

ASSETS		(Restated)
		(See Note 2)
Current Assets:
Cash and cash equivalents	$312,229	$291,567
Short-term investments	—	25,775
Accounts and notes receivable, net	408,055	506,496
Contracts in process and inventories	101,194	174,077
Prepaid, deferred and refundable income taxes	18,335	26,144
Prepaid expenses	25,199	25,239

Total current assets	865,012	1,049,298

Land, buildings and equipment, net	261,402	280,305
Restricted cash	29,843	72,844
Notes and accounts receivable – long-term	7,099	7,053
Investment and advances	165,635	158,324
Goodwill, net	51,060	51,812
Other intangible assets, net	65,152	69,690
Prepaid pension cost and related benefit assets	5,997	6,351
Asbestos-related insurance recovery receivable	337,631	332,894
Other assets	97,277	108,254
Deferred income taxes	50,367	50,714

TOTAL ASSETS	$1,936,475	$2,187,539

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current installments on long-term debt	$32,635	$35,214
Accounts payable	224,680	288,899
Accrued expenses	305,184	314,529
Estimated costs to complete long-term contracts	351,850	458,421
Advance payment by customers	67,648	111,300
Income taxes	68,531	53,058

Total current liabilities	1,050,528	1,261,421

Long-term debt	458,652	534,859
Deferred income taxes	21,855	7,948
Pension, postretirement and other employee benefits	255,290	271,851
Asbestos-related liability	369,229	447,400
Other long-term liabilities and minority interest	153,416	166,165
Deferred accrued interest on subordinated deferrable interest debentures	2,509	23,460
Commitments and contingencies

TOTAL LIABILITIES	2,311,479	2,713,104

Shareholders’ Deficit:
Preferred shares:
$0.01 par value; authorized 906,883 shares;
issued: 2005 – 6,827 shares and 2004 – 75,484 shares	—	1
Common shares:
$0.01 par value; authorized 74,388,565 shares;
issued: 2005 – 50,641,713 shares and 2004 – 40,542,898 shares	506	405
Paid-in capital	1,012,630	883,167
Accumulated deficit	(1,083,935)	(1,096,348)
Accumulated other comprehensive loss	(294,137)	(296,743)
Unearned compensation	(10,068)	(16,047)

TOTAL SHAREHOLDERS’ DEFICIT	(375,004)	(525,565)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,936,475	$2,187,539

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN SHAREHOLDERS’ DEFICIT
(in thousands of dollars, except share data)
(unaudited)

	Nine Months Ended September 30, 2005

	Shares	Amount

Preferred Shares:
Balance at December 31, 2004	75,484	$1
Preferred shares converted into common shares	(68,657)	(1)

Balance at September 30, 2005	6,827	$—

Common Shares:
Balance at December 31, 2004	40,542,898	$405
Common shares issued pursuant to equity-for-debt exchange	5,634,464	56
Preferred shares converted into common shares	4,462,695	45
Stock purchase warrants exercised	1,656	—

Balance at September 30, 2005	50,641,713	$506

Paid-in Capital:
Balance at December 31, 2004		$883,167
Change pursuant to equity-for-debt exchange		129,028
Preferred shares converted into common shares		(44)
Stock purchase warrants exercised		15
Issuance of restricted stock units		464

Balance at September 30, 2005		$1,012,630

Accumulated Deficit:
Balance at December 31, 2004 (Restated, See Note 2)		$(1,096,348)
Net income for the period		12,413

Balance at September 30, 2005		$(1,083,935)

Accumulated Other Comprehensive Loss:
Balance at December 31, 2004 (Restated, See Note 2)		$(296,743)
Change in accumulated translation adjustment during the period		2,606

Balance at September 30, 2005		$(294,137)

Unearned Compensation:
Balance at December 31, 2004		$(16,047)
Issuance of restricted stock units		(464)
Amortization of unearned compensation		6,443

Balance at September 30, 2005		$(10,068)

Total Shareholders’ Deficit at September 30, 2005		$(375,004)

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars, except share data)
(unaudited)

	Nine Months Ended

	September 30, 2005	September 24, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$12,413	$(189,933)
Adjustments to reconcile net income/(loss) to cash flows from operating activities:
Loss on equity-for-debt exchange	39,883	162,229
Amortization of premium on long-term debt	(849)	—
Amortization of unearned compensation	6,443	—
Depreciation and amortization	21,361	24,129
Deferred tax	25	(6,531)
Gain on asbestos settlements	—	(14,200)
Interest expense on subordinated deferrable interest debentures	5,101	9,693
Gain on sale of land, building and equipment	(1,518)	(19,210)
Earnings on equity interest, net of dividends	(4,894)	(5,924)
Other equity earnings, net of dividends	(4,836)	(4,856)
Other noncash items	8,761	28,220
Changes in assets and liabilities:
Receivables	44,310	65,361
Contracts in process and inventories	60,792	(40,849)
Accounts payable and accrued expenses	(34,626)	(108,999)
Estimated costs to complete long-term contracts	(81,204)	(76,603)
Advance payments by customers	(40,100)	70,275
Income taxes	24,301	22,753
Other assets and liabilities	(54,484)	38,119

Net cash provided by/(used in) operating activities	879	(46,326)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	38,733	(12,200)
Capital expenditures	(6,676)	(7,477)
Proceeds from sale of assets	1,993	17,051
Increase in investments and advances	(514)	—
Decrease/(increase) in short-term investments	24,424	(7,330)

Net cash provided by/(used in) investing activities	57,960	(9,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Partnership distributions to minority partners	(2,232)	(2,663)
Proceeds from stock purchase warrant exercises	15	—
Payment of deferred financing costs	(13,440)	—
Decrease in short-term debt	—	(121)
Proceeds from long-term debt	—	120,000
Repayment of long-term debt	(11,511)	(138,723)

Net cash used in financing activities	(27,168)	(21,507)

Effect of exchange rate changes on cash and cash equivalents	(11,009)	69

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	20,662	(77,720)
Cash and cash equivalents at beginning of period	291,567	364,095

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$312,229	$286,375

NON-CASH FINANCING ACTIVITIES

     During the nine months ended September 30, 2005, 68,657 preferred shares were converted into 4,462,695 common shares resulting in a $1 reduction in preferred share capital, a $45 increase in common share capital and a $44 reduction in paid-in capital.

     In August 2005, 5,634,464 common shares were exchanged for $65,214 of trust preferred securities. See Note 4 for information regarding this equity-for-debt exchange.

     In September 2004, 3,062,157 common shares, 599,850 preferred shares, warrants to purchase 9,933,952 common shares and $147,095 of long-term debt were exchanged for $592,959 of existing debt and trust preferred securities. See Note 4 for information regarding this equity-for-debt exchange.

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)
(unaudited)

1.	Going Concern

     The accompanying condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Foster Wheeler may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our ability to operate profitably, to generate cash flows from operations, to collect receivables adequate to fund our obligations, including those resulting from asbestos-related liabilities, as well as our ability to maintain credit facilities and bonding capacity adequate to conduct our business. We incurred significant operating losses in each of the years in the three-year period ended December 31, 2004, and have a shareholders’ deficit of $375,004 as of September 30, 2005.

     We closely monitor liquidity and update our U.S. liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, asset sales, working capital needs, unused credit line availability and claims recoveries, if any. Our liquidity forecasts cover a twelve-month period and continue to indicate that sufficient liquidity will be available to fund our U.S. and foreign working capital needs through the third quarter of 2006.

     As of September 30, 2005, we had cash and cash equivalents, short-term investments and restricted cash totaling $342,072, compared to $390,186 as of December 31, 2004. Of the $342,072 total at September 30, 2005, $302,068 was held by our foreign subsidiaries. See Note 2 for additional details on cash and restricted cash balances.

     Our domestic operating entities do not generate sufficient cash flow to cover the costs related to our indebtedness, obligations to fund U.S. pension plans, asbestos-related liabilities and corporate overhead expenses. Consequently, we require cash repatriations from our non-U.S. subsidiaries in the normal course of our operations to meet our domestic cash needs. Our current 2005 forecast assumes total cash repatriation from our non-U.S. subsidiaries of $119,400 from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends. We repatriated $86,100 and $65,000 from our non-U.S. subsidiaries in the first nine months of 2005 and 2004, respectively.

     There can be no assurance that the forecasted foreign cash repatriation will occur, as our non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash. In addition, certain of our non-U.S. subsidiaries are parties to loan, bank guarantee, and other agreements with covenants, and are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. The repatriation of funds may also subject those funds to taxation. As a result of these factors, we may not be able to repatriate and utilize funds held by our non-U.S. subsidiaries in the amount forecasted above.

     In September 2004, we consummated an equity-for-debt exchange in which we issued common shares, preferred shares, warrants to purchase common shares and new 2011 Senior Notes in exchange for certain of our outstanding debt securities and trust securities. The exchange offer reduced our existing debt by $436,933, reduced deferred accrued interest by $31,105, improved our shareholders’ deficit by $448,162 and eliminated substantially all material scheduled corporate debt maturities prior to 2011.

     In August 2005, we completed a second equity-for-debt exchange in which we issued common shares for Trust Preferred Securities. This exchange reduced the aggregate liquidation amount of our existing Trust Preferred Securities by $65,214, reduced the amount of deferred accrued interest by $26,052 and improved our shareholders’ deficit by $87,571.

      On October 13, 2005, we commenced a third equity-for-debt exchange offer for up to $150,000 outstanding principal amount of the 2011 Senior Notes, along with a consent solicitation. Under the terms of the exchange offer, each tendering holder will receive 40.179 common shares for each thousand dollars of aggregate principal amount of 2011 Senior Notes, including accrued and unpaid interest, accepted by us for exchange. Currently, the exchange offer is expected to expire on November 10, 2005. Concurrent with the exchange offer, we also solicited consents from holders of the outstanding 2011 Senior Notes to proposed amendments to the indenture under which the outstanding 2011 Senior Notes were issued. We offered holders a consent fee of ten dollars for each thousand dollars of aggregate principal amount of 2011 Senior Notes tendered as of October 27, 2005. We have obtained the consent of a majority of the outstanding aggregate principal amount of the 2011 Senior Notes required to amend the indenture. The exchange, which will be reflected in our fourth quarter 2005 financial statements, is expected to reduce the carrying amount of outstanding 2011 Senior Notes by approximately $155,300, is expected to reduce the amount of unpaid accrued interest on the 2011 Senior Notes by approximately $1,800, and is expected to improve consolidated shareholders’ deficit by approximately $151,100. The expected improvement in consolidated shareholders’ deficit relating to the exchange offer reflects the issuance of new common stock equity of approximately $166,500 offset by a primarily non-cash charge to income of approximately $15,400. The financial impact of the exchange offer is dependent upon the principal amount of the 2011 Senior Notes tendered, the principal amount of the 2011 Senior Notes for which consents are received and the market value of our common shares exchanged at the time of closing of the offer. The charge reflects primarily the difference between the fair market value of the common shares to be issued and the book value of the debt exchanged.

Back to Index

     In March 2005, we entered into a new 5-year $250,000 Senior Credit Agreement. The Senior Credit Agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus 5%. Standby letters of credit issued under the Senior Credit Agreement will carry a fixed price throughout the life of the facility. The assets and/or stock of certain of our domestic and foreign subsidiaries collateralize the Senior Credit Agreement. We paid $13,440 in fees and expenses in conjunction with the execution of the Senior Credit Agreement. Such fees, paid predominantly in the first quarter of 2005, will be amortized to expense over the life of the agreement.

     Lenders under our new Senior Credit Agreement have a security interest in the stock, debt and assets of certain Foster Wheeler subsidiaries. Our Senior Credit Agreement and a sale/leaseback arrangement for a corporate office building contain quarterly financial covenant compliance requirements. Our current twelve-month forecast indicates that we will remain in compliance with the financial covenants through the third quarter of 2006. The forecast assumes a significant level of new contracts and continued good performance on existing contracts. However, there can be no assurance that we will be able to comply with the covenants. If we violate a covenant under the Senior Credit Agreement or the sale/leaseback arrangement, repayment of amounts outstanding under such agreements could be accelerated and the following borrowings outstanding could also be accelerated: the 2011 Senior Notes, the 2005 Senior Notes, the Convertible Subordinated Notes, the Trust Preferred Securities, the Subordinated Robbins Facility Exit Funding Obligations, and certain of the special-purpose project debt facilities. The total amount of debt that could be accelerated is $388,461 as of September 30, 2005. We would not be able to repay amounts borrowed if the payment dates were accelerated. Assuming that $150,000 aggregate principal amount of 2011 Senior Notes are tendered in the exchange offer commenced on October 13, 2005 as described above, the total debt that could be accelerated would be reduced to $238,461.

     On July 25, 2005, our U.K. subsidiary entered into a £50,000 (approximately $88,200) bank guarantee facility and a £150,000 (approximately $264,600) foreign exchange hedging facility. Lenders under the facilities have a security interest in the stock and assets of our U.K. subsidiary and its subsidiaries.

     Holders of our 2011 Senior Notes have a security interest in the stock, debt and assets of certain Foster Wheeler subsidiaries. The 2011 Senior Notes contain incurrence covenants that limit our ability to undertake certain actions including incurring debt, making certain payments and investments, granting liens, selling assets and entering into specific intercompany transactions, among others. We monitor these covenants to ensure that we remain in compliance with the indenture. As part of the exchange offer commenced on October 13, 2005, we solicited consents from holders of the outstanding 2011 Senior Notes to proposed amendments to the indenture including the elimination of all material restrictive covenants previously noted. As of October 27, 2005, we obtained the consent of a majority of the outstanding aggregate principal amount of the 2011 Senior Notes required to amend the indenture.

     Since January 15, 2002, we have exercised our right to defer payments on the Trust Preferred Securities for up to 20 consecutive quarterly periods. Our previous Senior Credit Facility required us to defer the payment of the dividends on the Trust Preferred Securities; while our new Senior Credit Agreement requires the approval of our lenders to make payments on the Trust Preferred Securities to the extent such payments are not contractually required by the underlying Trust Preferred Securities agreements. Accordingly, no dividends were paid during the first nine months of 2005 or during fiscal year 2004. We intend to continue to defer payment of the dividends on the Trust Preferred Securities until January 15, 2007 – the full term allowed by the underlying agreement. Once the deferred dividend obligation has been satisfied, we have the right to defer subsequent dividend payments for an additional 20 consecutive quarters.

Back to Index

     Our inability to operate profitably and to generate cash flows from operations in recent fiscal years, our reliance on repatriated cash from our foreign subsidiaries to fund our domestic obligations, and our obligations to maintain minimum debt covenants to avoid possible acceleration of our debt, raises substantial doubt about our ability to continue as a going concern.

2.      Summary of Significant Accounting Policies

     The condensed consolidated balance sheet as of September 30, 2005 and December 31, 2004 and the related condensed consolidated statement of operations and comprehensive income/(loss) for the three and nine months ended September 30, 2005 and September 24, 2004 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2005 and September 24, 2004, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 (“2004 Form 10-K/A”) filed with the Securities and Exchange Commission on May 20, 2005. The condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated balance sheet included in the 2004 Form 10-K/A. A summary of our significant accounting policies is presented below. There has been no material change in our accounting policies during the first nine months of 2005.

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

Back to Index

     Contracts in process are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances of contracts in process are presented as “estimated costs to complete long-term contracts.” We have numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. However, current estimates may be revised as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” we review our major contracts monthly. As a result of this process in the first nine months of 2005, approximately 60 individual projects each had final estimated profit revisions exceeding $500. These revisions, which include both increases and decreases in estimated profit, resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from those previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and therefore tend to be earned late in a project’s life cycle. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years. The net aggregate dollar value of the accrued contract profit resulting from these estimate changes during the third quarter and year-to-date 2005 amounted to approximately $35,700 and $105,900, respectively. Similarly, the contract profit resulting from estimate changes in the comparable periods of 2004 totaled $2,200 and $52,900, respectively.

     Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. We record claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings. As of September 30, 2005, we had no recorded commercial claims receivable from customers. As of December 31, 2004, we had recorded commercial claims receivable from customers of $3,946. The claims were recorded in our European operations.

     Additionally, the condensed consolidated financial statements assumes recovery of $9,400 and $11,000 in requests for equitable adjustment (“REA”), of which $2,000 and $1,200 was recorded in contracts in process as of September 30, 2005 and December 31, 2004, respectively. The REAs relate to a claim against a U.S. government agency for a project currently being executed. The REA outstanding as of December 31, 2004 was approved by the U.S. government agency in May 2005. We account for REAs similar to how we account for claims as described above, recognizing contract revenue on an REA only when the conditions set forth in paragraph 65 of SOP 81-1 are achieved.

     In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs on receipt of the anticipated contract. If it is not probable that pre-contract costs will be recovered under a future contract, then these costs are expensed as incurred. Costs related to anticipated contracts, which are charged to expense because their recovery is not considered probable, are not subsequently reclassified to contract costs on the subsequent receipt of the contract. We had no deferred pre-contract costs as of September 30, 2005 or December 31, 2004.

     Certain special-purpose subsidiaries in our global power business group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the non-cancelable service contracts.

Back to Index

     Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of $276,590 were maintained by our foreign subsidiaries as of September 30, 2005. These subsidiaries require a substantial portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, these funds may not be readily available for repatriation to U.S. entities.

     Short-term Investments — Short-term investments at December 31, 2004 consisted primarily of certificates of deposit and were classified as held to maturity under Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

     Restricted Cash — The following table details the restricted cash held:

	September 30, 2005			December 31, 2004

	Foreign	Domestic	Total	Foreign	Domestic	Total

Held by special purpose entities and restricted for debt service payments	$176	$3,954	$4,130	$245	$3,924	$4,169
Collateralize letters of credit and bank guarantees	19,541	—	19,541	57,151	—	57,151
Client escrow funds	5,762	410	6,172	10,580	944	11,524

Total	$25,479	$4,364	$29,843	$67,976	$4,868	$72,844

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

     Intangible Assets — Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (or goodwill), trademarks and patents. Goodwill was allocated to our reporting units based on the original purchase price allocation. Patents and trademarks are being amortized on a straight-line basis over periods of 12 to 40 years.

Back to Index

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

     As of September 30, 2005 and December 31, 2004, we had unamortized goodwill of $51,060 and $51,812, respectively. The decrease in goodwill of $752 resulted from foreign currency translation losses. All of the goodwill is related to our global power business group. In accordance with SFAS No. 142, effective as of December 29, 2001, we no longer amortize goodwill, and in 2004, the fair value of the reporting units exceeded the carrying amounts.

     As of September 30, 2005 and December 31, 2004, we had unamortized identifiable intangible assets of $65,152 and $69,690, respectively. The following table details amounts relating to those assets:

	September 30, 2005		December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$36,671	$(16,967)	$37,392	$(15,622)
Trademarks	61,893	(16,445)	63,026	(15,106)

Total	$98,564	$(33,412)	$100,418	$(30,728)

     Amortization expense related to patents and trademarks for the three and nine months ending September 30, 2005 was $887 and $2,685, respectively. Amortization expense for the comparable periods of 2004 was $895 and $2,739, respectively. Amortization expense is expected to approximate $3,600 each year in the next five years.

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

     Provision is made for federal income taxes which may be payable on foreign subsidiary earnings to the extent that we anticipate that such earnings will be remitted.

     We have completed a review of the foreign earnings repatriation provision of the American Jobs Creation Act of 2004 (the “AJCA”). Management has concluded that, given the effective foreign tax rates applicable to our unrepatriated earnings as well as certain restrictions in the AJCA concerning the definitions of extraordinary dividends and U.S. investment, the foreign earnings repatriation provision of the AJCA does not provide any financial benefit to Foster Wheeler. We do not plan to change our existing repatriation practices as a result of the AJCA.

Back to Index

     Foreign Currency — Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at month-end exchange rates and income and expenses and cash flows at monthly weighted-average exchange rates.

     We maintain a foreign currency risk-management strategy that uses derivative instruments to protect us from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. We utilize foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At September 30, 2005 and September 24, 2004, we did not meet the requirements for deferral under SFAS No. 133. Accordingly, we recorded pretax losses of $1,023 and $1,941 for the three and nine months ended September 30, 2005, respectively. Similarly, we recorded pretax losses of $307 and $3,028 for the three and nine months ended September 24, 2004, respectively. These amounts were recorded in the following line items on the condensed consolidated statement of operations and comprehensive income/(loss) for the periods indicated:

	Three Months Ended		Nine Months Ended

	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004

Increase in cost of operating revenues	$993	$259	$1,652	$2,526
Increase in other deductions	30	48	289	502

Total	$1,023	$307	$1,941	$3,028

     Amounts receivable (gains) or payable (losses) under foreign exchange contracts are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts.

     Restrictions on Shareholders’ Dividends — We discontinued the common stock dividend in July 2001. Accordingly, we paid no dividends on common shares during the first nine months of 2005 or during fiscal year 2004, and we do not expect to pay dividends on the common shares for the foreseeable future. We are restricted from paying dividends under our new Senior Credit Agreement.

     Earnings per Share — In accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128,” we use the two-class method to allocate income to the holders of the preferred shares when computing basic and diluted earnings per share for the common shareholders. However, losses are not allocated to holders of the preferred shares for purposes of calculating earnings per share since the preferred shareholders are not required to fund losses. There were 6,827 preferred shares outstanding as of September 30, 2005, which are convertible into 443,746 common shares at the option of the preferred shareholder. See Note 8 for further information regarding the preferred shares. See also the “Capital Alterations” discussion at the beginning of this Note 2.

Back to Index

     The computations for basic and diluted (loss)/earnings per common share are as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004

Net (loss)/income	$(16,706)	$(215,470)	$12,413	$(189,933)
Net income allocated to preferred shareholders	—	—	325	—

Net (loss)/income available to common shareholders	$(16,706)	$(215,470)	$12,088	$(189,933)

Basic (Loss)/Earnings Per Common Share:

Net (loss)/income available to common shareholders	$(16,706)	$(215,470)	$12,088	$(189,933)

Weighted-average number of common shares outstanding for basic (loss)/earnings per common share	47,195,732	2,087,274	44,121,305	2,064,270

Basic (loss)/earnings per common share	$(0.35)	$(103.23)	$0.27	$(92.01)

Diluted (Loss)/Earnings Per Common Share:

Net (loss)/income available to common shareholders	$(16,706)	$(215,470)	$12,088	$(189,933)

Weighted-average number of common shares outstanding for basic (loss)/earnings per common share	47,195,732	2,087,274	44,121,305	2,064,270

Effect of dilutive securities:
Options to purchase common shares	—	—	1,439,029	—
Warrants to purchase common shares	—	—	5,056,770	—
Unvested portion of restricted common shares and restricted common share awards	—	—	1,242,699	—

Weighted-average number of common shares outstanding for diluted (loss)/earnings per common share	47,195,732	2,087,274	51,859,803	2,064,270

Diluted (loss)/earnings per common share	$(0.35)	$(103.23)	$0.23	$(92.01)

     Basic (loss)/earnings per common share has been computed based on the weighted-average number of common shares outstanding, excluding non-vested restricted common shares of 1,351,846. Restricted common shares will be included in the weighted-average number of common shares outstanding as such shares vest. One-third of the restricted awards vest in the fourth quarter of 2005 and the balance vest during the fourth quarter of 2006.

     The impact of potentially dilutive securities such as outstanding stock options, warrants to purchase common shares, convertible securities and the non-vested portion of restricted common shares and restricted common share units has been included in the computation of diluted earnings per share to the extent such securities are dilutive. The following table summarizes the potentially dilutive securities, which have been excluded from the diluted (loss)/earnings per share calculations due to their antidilutive effect:

Back to Index

	Three Months Ended		Nine Months Ended

	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004

Options to purchase common shares not included in the computation of diluted (loss)/earnings per common share because of their antidilutive effect	3,003,427	—	—	5,857

Warrants to purchase common shares not included in the computation of diluted (loss)/earnings per common share because of their antidilutive effect	9,939,636	9,933,952	—	9,933,952

Options to purchase common shares not included in the computation of diluted (loss)/earnings per common share because the options’ exercise price was greater than the average market price	367,965	407,357	542,822	401,500

Common shares on convertible subordinated notes not in the computation of diluted (loss)/earnings per common share due to their antidilutive effect	9,565	9,565	9,565	9,565

     Stock Option Plans — We have three fixed-option plans that reserve shares of common stock for issuance to executives, key employees and directors. We follow the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” We continue to account for stock options granted to employees and directors using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation costs for our stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, our net (loss)/income available to common shareholders and our basic and diluted (loss)/earnings per common share would have been as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004

Net (loss)/income available to common shareholders – as reported	$(16,706)	$(215,470)	$12,088	$(189,933)
Add: Total stock-based employee compensation expense determined under intrinsic value based method for awards and included within reported net income, net of $0 taxes	37	—	112	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of $0 taxes	(1,794)	(490)	(5,035)	(1,482)

Net (loss)/income available to common shareholders – pro forma	$(18,463)	$(215,960)	$7,165	$(191,415)

(Loss)/earnings per common share – basic:
As reported	$(0.35)	$(103.23)	$0.27	$(92.01)
Pro forma	$(0.39)	$(103.47)	$0.16	$(92.73)

(Loss)/earnings per common share – diluted:
As reported	$(0.35)	$(103.23)	$0.23	$(92.01)
Pro forma	$(0.39)	$(103.47)	$0.14	$(92.73)

     As of September 30, 2005, a total of 4,080,140 shares of common stock were reserved for issuance under the various stock option plans. Of those, 3,371,392 had been granted and 708,748 shares had not been granted and were therefore available for use.

Back to Index

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

     We own a non-controlling equity interest in two electric power generation projects and one waste-to-energy project in Italy and a refinery/electric power generation project in Chile. Two of the projects in Italy are each 42% owned while the third project is now 39% owned by Foster Wheeler, after reflecting the sale of 10% of our minority equity interest in this project in April 2005. Such sale was intended to facilitate future expansion of the project. The project in Chile is 85% owned by Foster Wheeler; however, we do not have a controlling financial interest in the Chilean project. Following is summarized financial information for the entities in which we have an equity interest:

Back to Index

	September 30, 2005		December 31, 2004

	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Balance Sheet Data:
Current assets	$186,371	$15,885	$149,346	$23,456
Other assets (primarily buildings and equipment)	354,769	168,254	414,779	175,653
Current liabilities	51,742	16,491	41,003	17,179
Other liabilities (primarily long-term debt)	326,289	104,282	404,802	113,567
Net assets	163,109	63,366	118,320	68,363

		Three Months Ended

	September 30, 2005		September 24, 2004

	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Income Statement Data:
Total revenues	$87,228	$9,340	$51,089	$10,493
Gross earnings	20,741	4,074	15,010	4,955
Income before income taxes	16,052	1,650	10,927	2,683
Net earnings	14,255	1,091	6,586	2,125

		Nine Months Ended

	September 30, 2005		September 24, 2004

	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Income Statement Data:
Total revenues	$214,026	$29,227	$179,308	$30,668
Gross earnings	52,139	14,393	46,137	15,267
Income before income taxes	41,273	6,936	32,835	8,037
Net earnings	36,225	5,260	19,846	6,361

     Our share of the net earnings of equity affiliates, which are recorded within other income on the condensed consolidated statement of operations and comprehensive income/(loss), totaled $5,125 and $13,369 for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 24, 2004, our share of the net earnings of equity affiliates totaled $5,045 and $15,101, respectively. Our investment in the equity affiliates, which is recorded within investment and advances on the condensed consolidated balance sheet, totaled $122,115 and $109,106 as of September 30, 2005 and December 31, 2004, respectively. Dividends of $8,475 and $9,177 were received during the nine months ended September 30, 2005 and September 24, 2004, respectively.

     We have guaranteed certain performance obligations of these projects. Our contingent obligations under the guarantees for three of the projects are approximately $1,200 in total. The contingent obligation for the fourth project is currently capped at approximately $7,300 over the twelve-year life of the project’s financing; to date, no amounts have been paid under this guarantee. We have an additional contingent obligation for the Chilean project which is capped at $20,000 over the twenty-year life of the project’s financing; to date, no amounts have been paid under this guarantee. We have also provided a guarantee of $5,800 representing 39% of the bridge loan financing obtained for the fourth project’s planned expansion. The bridge loan and related guarantee will remain in place until project financing is secured. We have also provided a guarantee of $4,600 representing 39% of the debt service reserve letter of credit providing liquidity should the performance of the fourth project be insufficient to cover the debt service payments. Finally, we have provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the Chilean project be insufficient to cover the debt service payments. No amounts have been drawn under the letters of credit.

4.	Equity-for-Debt Exchanges

     In August 2005, we completed an offer to exchange our common shares for Trust Preferred Securities. Holders who validly tendered their Trust Preferred Securities were entitled to receive 2.16 common shares per Trust Preferred Security. Trust Preferred Securities of 2,608,548 were tendered as part of the exchange, resulting in the issuance of 5,634,464 common shares. The exchange reduced the aggregate liquidation amount of our existing Trust Preferred Securities by $65,214, reduced the amount of deferred accrued interest by $26,052 and improved our shareholders’ deficit by $87,571. The exchange resulted in a $129,084 increase in common stock and paid-in capital, which was partially offset by a $41,513 charge to income. The pretax charge, which was substantially non-cash, related primarily to the difference between the carrying value of the Trust Preferred Securities, including deferred accrued interest, and the market price of the common shares on the closing date of the exchange.

Back to Index

     In September 2004, we consummated an equity-for-debt exchange in which we issued common shares, preferred shares, warrants to purchase common shares and new 2011 Senior Notes in exchange for certain of our outstanding debt securities and trust securities. The exchange reduced our existing debt by $436,933, reduced deferred accrued interest by $31,105, improved our shareholders’ deficit by $448,162 and when combined with the proceeds from the issuance of the new 2011 Senior Notes that were used to repay amounts that were outstanding under the previous Senior Credit Facility, eliminated substantially all material scheduled corporate debt maturities prior to 2011. The exchange offer resulted in an aggregate $623,103 increase in capital stock and paid-in capital, which was partially offset by a $174,941 charge to income. The pretax charge, which was substantially non-cash, related primarily to the exchange of Convertible Subordinated Notes tendered in the exchange offer.

5.	Long-term Debt

     The following table shows the components of our long-term debt:

	September 30, 2005			December 31, 2004

	Current	Long-term	Total	Current	Long-term	Total

Senior Notes at 10.359% interest, due September 15, 2011	$—	$270,794	$270,794	$—	$271,643	$271,643
Senior Notes at 6.75% interest, due November 15, 2005	11,372	—	11,372	11,372	—	11,372
Convertible Subordinated Notes at 6.50% interest, due 2007	—	3,070	3,070	—	3,070	3,070

Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	14	69	83	14	69	83
1999C Bonds at 7.25% interest, due October 15, 2024	—	20,491	20,491	—	20,491	20,491
1999D Bonds at 7% interest, due October 15, 2009	—	245	245	—	233	233

Subordinated Deferrable Interest Debentures	—	5,963	5,963	—	71,177	71,177

Special-Purpose Project Debt:
Martinez Cogen Limited Partnership	7,980	—	7,980	7,280	7,980	15,260
Foster Wheeler Coque Verde, L.P.	3,294	28,857	32,151	2,975	32,151	35,126
Camden County Energy Recovery Associates	8,959	59,936	68,895	8,959	59,936	68,895

Capital Lease Obligations	1,016	63,666	64,682	990	66,297	67,287
Other	—	5,561	5,561	3,624	1,812	5,436

Total	$32,635	$458,652	$491,287	$35,214	$534,859	$570,073

     Senior Credit Facility — In August of 2002, we negotiated a Senior Credit Facility that was comprised of a $71,000 term loan, a $69,000 revolving credit facility and a $149,900 letter of credit facility having an April 30, 2005 maturity date. In connection with the September 2004 equity-for-debt exchange, we repaid in full the term loan and amounts outstanding under the revolving credit facility. Accordingly, there were no borrowings outstanding under the term loan and revolving credit facility as of December 31, 2004. We had letters of credit outstanding of $90,018 as of December 31, 2004. In March 2005, we replaced the Senior Credit Facility with a new Senior Credit Agreement.

     Senior Credit Agreement — In March 2005, we entered into a new 5-year $250,000 Senior Credit Agreement. The Senior Credit Agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus 5%. Standby letters of credit issued under the Senior Credit Agreement carry a fixed price throughout the life of the facility. We had approximately $119,500 of letters of credit outstanding under the Senior Credit Agreement as of September 30, 2005. The assets and/or the stock of certain of our domestic and foreign subsidiaries collateralize the Senior Credit Agreement. We paid $13,440 in fees and expenses in conjunction with the execution of the Senior Credit Agreement. Such fees, paid predominantly in the first quarter of 2005, will be amortized to expense over the life of the agreement.

Back to Index

     The Senior Credit Agreement requires us to maintain certain ratios, including a leverage ratio, a fixed charge coverage ratio and a minimum liquidity level. Compliance with the first two covenants is measured quarterly. The leverage ratio compares total indebtedness, as defined in the new Senior Credit Agreement, to EBITDA, as defined. The leverage ratio must be less than the levels specified in the new Senior Credit Agreement. The fixed charge coverage ratio compares EBITDA to total fixed charges, as defined and must be greater than the levels specified in the new Senior Credit Agreement. We must be in compliance with the minimum liquidity level covenant at all times. Our forecast indicates that we will be in compliance with the financial covenants contained in the new Senior Credit Agreement through at least the third quarter of 2006.

     The Senior Credit Agreement also requires us to prepay the facility in certain circumstances from proceeds of asset sales and the issuance of debt.

     Subordinated Deferrable Interest Debentures — In 1999, FW Preferred Capital Trust I (the “Capital Trust”), a 100% indirectly-owned finance subsidiary of Foster Wheeler Ltd., consummated a $175,000 public offering of 7,000,000 Trust Preferred Securities. The Trust Preferred Securities are fully and unconditionally guaranteed on a joint and several basis by Foster Wheeler Ltd. and Foster Wheeler LLC. The Capital Trust invested the proceeds from the sale of the Trust Securities in an equal principal amount of 9% Junior Subordinated Deferrable Interest Debentures of Foster Wheeler LLC due January 15, 2029.

     In accordance with the provisions of FIN No. 46, “Consolidation of Variable Interest Entities,” the Capital Trust is not consolidated within the financial statements presented herein since Foster Wheeler is not the primary beneficiary. However, our condensed consolidated financial statements reflect Foster Wheeler LLC’s obligations to the Capital Trust as subordinated deferrable interest debentures and deferred accrued interest on subordinated deferrable interest debentures.

     In August 2005, we completed an offer to exchange our common shares for Trust Preferred Securities. Refer to Note 4 to the condensed consolidated financial statements for further information. Accordingly, the exchange offer resulted in a corresponding reduction in our outstanding subordinated deferrable interest debentures and deferred accrued interest.

6.	Pensions and Other Postretirement Benefits

     Pension Benefits — Domestic and certain foreign subsidiaries have several pension plans covering substantially all full-time employees. The components of net periodic benefit cost are as follows:

	Three Months Ended September 30, 2005				Three Months Ended September 24, 2004

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Net Periodic Benefit Cost:
Service cost	$—	$4,336	$58	$4,394	$—	$4,421	$64	$4,485
Interest cost	4,757	7,816	339	12,912	4,467	7,549	303	12,319
Expected return on plan assets	(4,513)	(8,628)	(355)	(13,496)	(3,901)	(7,726)	(326)	(11,953)
Amortization of transition asset	—	(16)	20	4	—	—	19	19
Amortization of prior service cost	—	410	4	414	—	445	4	449
Other	952	3,554	134	4,640	1,015	4,354	107	5,476

Total net periodic benefit cost	$1,196	$7,472	$200	$8,868	$1,581	$9,043	$171	$10,795

	Nine Months Ended September 30, 2005				Nine Months Ended September 24, 2004

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Net Periodic Benefit Cost:
Service cost	$—	$13,438	$172	$13,610	$—	$13,266	$187	$13,453
Interest cost	14,232	24,237	1,001	39,470	13,401	22,650	897	36,948
Expected return on plan assets	(13,538)	(26,752)	(1,048)	(41,338)	(11,703)	(23,182)	(966)	(35,851)
Amortization of transition asset	—	(52)	60	8	—	—	56	56
Amortization of prior service cost	—	1,272	12	1,284	—	1,251	11	1,262
Other	2,840	11,017	397	14,254	3,045	13,164	316	16,525

Total net periodic benefit cost	$3,534	$23,160	$594	$27,288	$4,743	$27,149	$501	$32,393

      We expect to contribute a total of $26,700 to our domestic pension plans and $28,500 to our foreign pension plans in 2005. As of September 30, 2005, we have made $21,500 of our expected domestic contributions and $13,700 of our expected foreign contributions.

Back to Index

     Other Postretirement Benefits — In addition to providing pension benefits, some of our subsidiaries provide certain health care and life insurance benefits for retired employees (“other postretirement benefits”). The components of net periodic postretirement benefit cost are as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004

Net Periodic Postretirement Benefit Cost:
Service cost	$(2)	$84	$154	$245
Interest cost	1,030	1,230	3,258	3,904
Amortization of prior service cost	(1,202)	(1,187)	(3,559)	(3,561)
Other	357	476	1,608	1,765

Net periodic postretirement benefit cost	$183	$603	$1,461	$2,353

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on accounting for the effects of the Medicare Act for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. The provisions of FSP No. 106-2 were effective for our interim period ending September 24, 2004. Based upon the proposed regulations of the Medicare Act, we concluded that the benefits provided by the plan were actuarially equivalent to Medicare Part D under the Medicare Act. Accordingly, we reflected the impact of the Medicare Act prospectively as of the start of the third quarter of 2004. The impact of the Medicare Act resulted in decreases in the accumulated postretirement benefit obligation of approximately $9,100 and in the annual net periodic postretirement benefit costs for 2004 of approximately $900. Final regulations were issued by the Center for Medicare and Medicaid Services (“CMS”) in January 2005 and additional guidance was issued by CMS in April 2005. Based upon our review of such regulations, we have confirmed that the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Medicare Act.

7. Guarantees and Warranties

     We have provided indemnifications to third parties relating to businesses and/or assets that we previously owned. Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by us prior to the sale.

	Maximum Potential Payment	Carrying Amount of Liability as of September 30, 2005	Carrying Amount of Liability as of December 31, 2004

Environmental indemnifications	No limit	$8,100	$5,300
Tax indemnifications	No limit	$—	$—

     We provide for warranty and project execution reserves on certain of our long-term contracts. Generally, warranty reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract. Project execution reserves are adjusted throughout the life of the contract as execution risks change.

	Nine Months Ended

	September 30, 2005	September 24, 2004

Balance at beginning of year	$94,500	$131,600
Accruals	15,800	19,900
Settlements	(9,500)	(33,200)
Adjustments to provisions	(36,000)	(27,000)

Balance at end of period	$64,800	$91,300

Back to Index

8. Preferred Shares

     We issued 599,944 preferred shares in connection with the 2004 equity-for-debt exchange. There were 6,827 preferred shares outstanding as of September 30, 2005. Each preferred share is optionally convertible into 65 common shares or up to 443,746 additional common shares.

     The preferred shareholders have no voting rights except in certain limited circumstances. The preferred shares have the right to receive dividends and other distributions, including liquidating distributions, on an as-converted basis if declared and paid on the common shares. The preferred shares have a $0.01 liquidation preference.

9. Restricted Stock Plan

     On August 8, 2005, one of our senior executives was issued 20,000 restricted common share units in accordance with the Management Restricted Stock Plan. One-third of the award vests in the fourth quarter of 2005 and the balance vests in the fourth quarter of 2006. The grant date fair value of the award was $23.20 per unit.

     Upon issuance of the restricted common share units, unearned compensation equivalent to the market value of the common shares on the date of grant was recorded as a part of shareholders’ deficit, with a corresponding offset to paid-in capital. Unearned compensation related to this award will be amortized to compensation expense over the vesting period.

10. Stock Purchase Warrants

     In connection with the exchange offer consummated in 2004, we issued 4,152,914 Class A common stock purchase warrants and 40,771,560 Class B common stock purchase warrants. Each Class A warrant entitles its owner to purchase 1.6841 common shares at an exercise price of $9.378 per common share issuable thereunder, subject to the terms of the warrant agreement between Foster Wheeler and the warrant agent. The Class A warrants are exercisable on or before September 24, 2009. The number of common shares issuable upon the exercise of Class A warrants is approximately 6,994,059 as of September 30, 2005. No Class A warrants have been exercised to date.

     Each Class B warrant entitles its owner to purchase 0.0723 common shares at an exercise price of $9.378 per common share issuable thereunder, subject to the terms and conditions of the warrant agreement between Foster Wheeler and the warrant agent. The Class B warrants are exercisable on or before September 24, 2007. The number of common shares issuable upon the exercise of Class B warrants is approximately 2,945,577 as of September 30, 2005. Through September 30, 2005, approximately 22,929 Class B warrants had been exercised into approximately 1,656 common shares, which generated cash proceeds of $15.

     The holders of the Class A and Class B warrants are not entitled to vote, to receive dividends or to exercise any of the rights of common shareholders for any purpose until such warrants have been duly exercised. We currently maintain and intend to continue to maintain at all times during which the warrants are exercisable, a “shelf” registration statement relating to the issuance of common shares underlying the warrants for the benefit of the warrant holders, subject to the terms of the registration rights agreement. The registration statement became effective on June 27, 2005.

11. Income Taxes

     The difference between the statutory and effective tax rates for the three and nine months ended September 30, 2005 and September 24, 2004 results predominantly from taxable income in certain jurisdictions (primarily non-U.S.) combined with a valuation allowance offsetting other loss benefits in other jurisdictions (primarily U.S.). We are currently experiencing a net positive impact in our effective tax rate versus prior periods as a result of reversals of valuation allowances in certain non-U.S. jurisdictions that are in excess of increases in valuation allowances in other jurisdictions and tax refunds received from certain non-U.S. jurisdictions.

Back to Index

12.	Business Segments – Data

     We operate through two business groups, which also constitute separate reportable segments: the Global Engineering and Construction Group (the “E&C Group”) and the Global Power Group (the “Global Power Group”). Our E&C Group designs, engineers, and constructs upstream oil and gas processing facilities, oil refining, chemical and petrochemical, pharmaceutical, natural gas liquefaction (“LNG”) facilities and receiving terminals, and related infrastructure, including power generation and distribution facilities. Our E&C Group provides engineering, project management and construction management services, and purchases equipment, materials and services from third-party suppliers and subcontractors. Our E&C Group owns industry leading technology in delayed coking, solvent de-asphalting, and hydrogen production processes used in oil refineries and has access to numerous technologies owned by others. It also designs and supplies direct-fired furnaces for all types of refining, petrochemical, chemical and oil and gas processes. Our E&C Group also provides international environmental remediation services, together with related technical, engineering, design and regulatory services. Our E&C Group generates revenues from engineering and construction activities pursuant to long-term contracts spanning up to four years in duration.

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

Back to Index

	Total		Engineering and Construction		Global Power Group		Corporate and Financial Services(1)

For the three months ended September 30, 2005
Third party revenues	$532,356		$366,517		$165,864		$(25)

EBITDA	$20,248	(2)	$54,880	(2)	$27,510	(2)	$(62,142	)(2)

Less: Interest expense	(12,590)
Less: Depreciation and amortization	(6,964)

Income before income taxes	694
Provision for income taxes	(17,400)

Net loss	$(16,706)

For the three months ended September 24, 2004
Third party revenues	$720,554		$445,417		$275,058		$79

EBITDA	$(171,787	)(3)	$21,105	(3)	$(1,695	)(3)	$(191,197	)(3)

Less: Interest expense	(26,474)
Less: Depreciation and amortization	(7,725)

Loss before income taxes	(205,986)
Provision for income taxes	(9,484)

Net loss	$(215,470)

For the nine months ended September 30, 2005
Third party revenues	$1,581,439		$1,044,915		$536,534		$(10)

EBITDA	$113,657	(4)	$133,552	(4)	$90,174	(4)	$(110,069	)(4)

Less: Interest expense	(41,412)
Less: Depreciation and amortization	(21,361)

Income before income taxes	50,884
Provision for income taxes	(38,471)

Net income	$12,413

For the nine months ended September 24, 2004
Third party revenues	$2,021,932		$1,243,664		$777,506		$762

EBITDA	$(45,564	)(5)	$112,235	(5)	$67,018	(5)	$(224,817	)(5)

Less: Interest expense	(77,554)
Less: Depreciation and amortization	(24,129)

Loss before income taxes	(147,247)
Provision for income taxes	(42,686)

Net loss	$(189,933)

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.
(2)	Includes in the three months ended September 30, 2005: the regular re-evaluation of contract profit estimates of $35,700: $23,400 in E&C and $12,300 in Global Power; and a net charge of $(40,200) recorded in C&F in conjunction with the Trust Preferred Securities exchange offer.
(3)	Includes in the three months ended September 24, 2004: the regular re-evaluation of contract profit estimates of $2,200: $24,400 in E&C and $(22,200) in Global Power; a net charge of $(174,900) recorded in C&F in conjunction with the equity-for-debt exchange offer consummated in 2004; an aggregate charge of $(1,400) for restructuring and credit agreement costs in C&F; and charges for severance cost of $(800): $(700) in E&C and $(100) in C&F.
(4)	Includes in the nine months ended September 30, 2005: the regular re-evaluation of contract profit estimates of $105,900: $73,500 in E&C and $32,400 in Global Power; credit agreement costs associated with the previous Senior Credit Facility of $(3,500) in C&F; and a net charge of $(41,500) recorded in C&F in conjunction with the Trust Preferred Securities exchange offer.
(5)	Includes in the nine months ended September 24, 2004: an aggregate gain of $19,200 in E&C on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe; the regular re-evaluation of contract profit estimates of $52,900: $83,300 in E&C and $(30,400) in Global Power; a net charge of $(174,900) recorded in C&F in conjunction with the equity-for-debt exchange offer consummated in 2004; an aggregate charge of $(15,200) for restructuring and credit agreement costs in C&F; a net gain of $14,200 in C&F on the settlement of coverage litigation with certain asbestos insurance carriers; and charges for severance cost of $(1,400): $(1,300) in E&C and $(100) in C&F.

Back to Index

     Operating revenues by industry were as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004

Power	$220,863	$275,797	$680,450	$851,389
Oil and gas	76,429	43,252	177,893	143,560
Refinery	135,404	247,758	345,857	635,681
Pharmaceutical	14,796	101,319	101,691	261,136
Chemical	56,562	34,674	174,167	90,275
Environmental	9,656	11,879	37,282	35,442
Power production	29,375	27,661	83,409	82,040
Eliminations and other	(10,729)	(21,786)	(19,310)	(77,591)

Total Operating Revenues	$532,356	$720,554	$1,581,439	$2,021,932

13.	Sale of Certain Business Assets

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

14.	Litigation and Uncertainties

Asbestos

     Some of our U.S. and U.K. subsidiaries are defendants in numerous asbestos-related lawsuits and out-of-court informal claims pending in the United States and United Kingdom. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by our subsidiaries during the 1970s and prior.

     United States

     A summary of claim activity for each of the three months ended September 30, 2005, July 1, 2005 and September 24, 2004 is as follows:

	Number of Claims

	Third Quarter 2005	Second Quarter 2005	Third Quarter 2004

Balance at beginning of quarter	165,900	167,800	170,810
New claims	3,930	4,420	4,290
Claims closed	(3,920)	(6,320)	(4,960)

Balance at end of quarter *	165,910	165,900	170,140

*	Includes claims on inactive court dockets of approximately 22,500 at September 30, 2005, 22,500 at July 1, 2005 and 22,300 at September 24, 2004. Additionally, the balance of claims includes claims assumed to be abandoned of 10,100 at September 30, 2005, 10,300 at July 1, 2005 and 7,400 at September 24, 2004.

Back to Index

     The overall average combined indemnity and defense cost per closed claim since 1993 was approximately $2.2. We believe that the average cost per closed claim is increasing and will continue to increase in the future.

     The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed from insurance coverage, was $19,800 and $21,400 for the three months ended September 30, 2005 and September 24, 2004, respectively.

     As of September 30, 2005, we had recorded total liabilities of $415,900 comprised of an estimated liability relating to open (outstanding) claims of $192,900 and an estimated liability relating to future unasserted claims of $223,000. Of the total, $85,000 is recorded in accrued expenses and $330,900 is recorded in asbestos-related liability on the condensed consolidated balance sheet. These estimates are based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type (i.e., mesothelioma vs. non-mesothelioma) and the breakdown of known and future claims into disease type (i.e., mesothelioma vs. non-mesothelioma). Claims that have not been settled and are six or more years old are considered abandoned and are no longer valued in the estimated liability; however, such claims are included within the above chart. There were approximately 10,100 such cases that are not valued within the estimated liability at September 30, 2005. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity payments are estimated to be incurred through the year 2019, during which period new claims are expected to decline from year to year. We believe that there will be new claims filed after 2019, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate defense and/or indemnity costs, which might be incurred after 2019. Historically, defense costs have represented approximately 21% of total defense and indemnity costs. Through September 30, 2005, total indemnity costs paid, prior to insurance recoveries, were approximately $495,600 and total defense costs paid were approximately $132,500.

     The number and type of claims received and the average cost to settle claims can vary from quarter to quarter and sometimes by substantial amounts. In the first nine months of 2005, the number of claims received (including the number of mesothelioma claims) and the average cost to settle claims exceeded our forecast prepared at year-end 2004 to estimate the asbestos liability by a material amount. Although our forecast contemplates that new claims requiring indemnity will decline from year-to-year, we do not believe that nine months of data is sufficient evidence to currently necessitate a change in the underlying assumptions used to estimate the asbestos liability. However, we intend to review the assumptions used to estimate our asbestos liability at year-end 2005 and compare actual experience to projected results. Changes to the underlying estimates may be required at that time and may result in a modification of the asbestos liability and associated asset.

     As of September 30, 2005, we had recorded assets of $323,300 relating to actual and probable insurance recoveries, of which $24,000 is recorded in accounts and notes receivable, and $299,300 is recorded as asbestos-related insurance recovery receivable on the condensed consolidated balance sheet. The amount recorded in current assets within accounts and notes receivable reflects amounts due under executed settlement agreements with insurers and does not include any estimate for future settlements. The amount recorded as asbestos-related insurance recovery receivable includes an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending legal proceedings with certain insurers, as well as recoveries under settlements with other insurers.

     As of September 30, 2005, $165,200 was contested by our subsidiaries’ insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.

     An adverse outcome in pending insurance litigation on coverage issues could materially limit our insurance recoveries. In this regard, on January 10, 2005, a New York state trial court entered an order finding that New York, rather than New Jersey, law applies in the litigation described above regarding the allocation of liability for asbestos-related personal injury claims among the Foster Wheeler entities and their various insurers. Prior to the New York order, we had calculated estimated insurance recoveries applying New Jersey law. The application of New York, rather than New Jersey, law would result in our subsidiaries realizing lower insurance recoveries.Thus, as a result of this decision and other factors, we estimated our insurance asset assuming application of New York law and we recorded a charge to earnings in the fourth quarter of 2004 of approximately $76,000 and reduced the year-end 2004 carrying value of our probable insurance recoveries by a similar amount. Unless this decision is reversed, we expect that we will be required to fund a portion of our asbestos liabilities from our own cash. The amount and timing of these funding requirements will be dependent upon, among other things, litigated or negotiated resolution of the various disputes with our insurers with whom we have not yet settled. On February 16, 2005, our subsidiaries filed separate motions seeking (i) the re-argument of this decision and (ii) an appeal of this decision to a higher court. On May 19, 2005, our motion seeking re-argument was denied. Our appeal is currently pending, but there can be no assurances as to the timing or the outcome.

Back to Index

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

     We have entered into several settlement agreements calling for certain insurers that were parties to the coverage litigation to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. We intend to negotiate additional settlements where achievable on a reasonable basis in order to minimize the amount of future costs that we would be required to fund out of our working capital.

     We funded $2,000 of asbestos liabilities from our cash flow during the third quarter of 2005. We continue to project that, net of payments from our insurers and except as set forth below, we will not be required to further fund any asbestos liabilities from our own cash flow before 2010, although we may be required to fund a portion of such liabilities from our own cash thereafter. However, this forecast assumes that we will be able to resolve the insurance coverage litigation described above with respect to the remaining insurers in a timely fashion. While we expect to continue settlement discussions with such insurers during 2005 and 2006, we may determine that the appropriate course of action is to fund a portion of our asbestos liabilities during 2005 and 2006 while the coverage litigation and settlement discussions continue. If we elect this course of action, we may spend from our cash flow up to $10,000 in the fourth quarter of 2005 and up to $51,000 in the first three quarters of 2006; such amounts have been considered in our liquidity forecast.

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

United Kingdom

     Our subsidiaries in the U.K. have also received claims alleging personal injury arising from exposure to asbestos. To date 699 claims have been brought against our U.K. subsidiaries of which 276 remain open at September 30, 2005. None of the settled claims has resulted in material costs to us.

     As of September 30, 2005, we had recorded total liabilities of $40,000 comprised of an estimated liability relating to open (outstanding) claims of $4,600 and an estimated liability relating to future unasserted claims of $35,400. Of the total, $1,700 is recorded in accrued expenses and $38,300 is recorded in asbestos-related liability on the condensed consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $1,700 is recorded in accounts and notes receivables, and $38,300 is recorded as asbestos-related insurance recovery receivable on the condensed consolidated balance sheet.

Back to Index

Project Claims

     In the ordinary course of business, we are parties to litigation involving clients and subcontractors arising out of project contracts. Such litigation includes claims and counterclaims by and against us for additional costs incurred in excess of current contract provisions, as well as for back charges for alleged breaches of warranty and other contract commitments. If we were found to be liable for any of the claims/counterclaims against us, we would have to incur a write-down or charge against earnings to the extent a reserve had not been established for the matter in our accounts. Amounts ultimately realized on claims/counterclaims by us could differ materially from the balances, if any, included in our financial statements, resulting in a charge against earnings to the extent profit has already been accrued on a project contract. Such charges could have a material adverse impact on our liquidity and financial condition. We believe, after consultation with counsel, that such litigation should not have a material adverse effect upon our financial position or liquidity, after giving effect to the provisions already recorded.

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

     Arbitration has been commenced against Foster Wheeler with respect to a thermal electric power plant in South America that we designed, supplied and erected as a member of a consortium with other parties. The plant’s concrete foundations experienced cracking, allegedly due to out-of-specification materials used in the concrete poured by the consortium’s subcontractor. The client adopted an extensive plan to repair the foundations and is seeking reimbursement of its repair costs ($9,500). Alleging that this extensive repair effort is in the nature of emergency mitigation only, the client is also claiming its estimated cost to totally demolish and reconstruct the foundations at some point in the future ($14,300) plus lost profits during this demolition and reconstruction period ($9,400). We are investigating any rights that we may have to seek reimbursement for the damages from third parties. Valid legal defenses to the claim exist, and an answer has been interposed, denying the claim. However, it is premature to predict the outcome of this matter.

     Also, we are currently in a dispute with our client in connection with two power plants that we designed and built in Eastern Europe. The dispute primarily concerns whether liquidated damages (“LDs”) are due the client under the contract for delayed completion of the projects. The client contends that it is owed LDs, capped under the contract at approximately €39,700 (approximately $47,700), and is retaining as security for these LDs approximately €22,000 (approximately $26,400) in contract payments otherwise due to us for work performed. The client contends that it is owed an additional amount (approximately €3,000 (approximately $3,600)) for the cost of consumable materials it had to incur due to the extended commissioning period on both projects and the cost to relocate a piece of equipment on one of the projects. Our position is that the period of delay for which the client is seeking LDs is grossly overstated, as the client’s calculation does not include an extension of time that it had already agreed to, as well as extensions of time to which we are entitled for client-caused and other excusable delays. We also believe that the LD provision may be unenforceable under the controlling (English) law. In addition we have asserted claims against the client for delay costs and extra work in excess of €4,700 (approximately $5,700) that have yet to be recognized. Our efforts to resolve the dispute through direct negotiation have been unsuccessful and we have, therefore, recently demanded formal mediation under the International Chamber of Commerce (ICC) rules, as provided for in the contract. We are in the initial stages of this procedure and a date for the mediation has not been set. It is premature to predict the outcome of this matter.

Camden County Waste-to-Energy Project

     One of our project subsidiaries, Camden County Energy Recovery Associates, LP (“CCERA”), owns and operates a waste-to-energy facility in Camden County, New Jersey (the “Project”). The Pollution Control Finance Authority of Camden County (“PCFA”) issued bonds to finance the construction of the Project and to acquire a landfill for Camden County’s use. Pursuant to a loan agreement between the PCFA and CCERA, proceeds from the bonds were loaned by the PCFA to CCERA and used by CCERA to finance the construction of the facility. Accordingly, the proceeds of this loan were recorded as debt on CCERA’s balance sheet and, therefore, are included in our condensed consolidated balance sheet. CCERA’s obligation to service the debt incurred pursuant to the loan agreement is limited to depositing all tipping fees and electric revenues received with the trustee of the PCFA bonds. The trustee is required to pay CCERA its service fees prior to servicing the PCFA bonds. CCERA has no further debt repayment obligations under the loan agreement with the PCFA.

Back to Index

     In 1997, the United States Supreme Court effectively invalidated New Jersey’s long-standing municipal solid waste flow rules and regulations, eliminating the guaranteed supply of municipal solid waste to the Project with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the Project. Since the ruling, those market-based revenues have not been, and are not expected to be, sufficient to service the debt on outstanding bonds issued by the PCFA to finance the construction of the Project.

     In 1998, CCERA filed suit against the PCFA and other parties seeking, among other things, to void the applicable contracts and agreements governing the Project (Camden County Energy Recovery Assoc. v. N.J. Department of Environmental Protection, et al., Superior Court of New Jersey, Mercer County, L-268-98). Since 1999, the State of New Jersey has provided subsidies sufficient to ensure the payment of each of the PCFA’s debt service payments as they became due. The bonds outstanding in connection with the Project were issued by the PCFA, not by Foster Wheeler or CCERA, and the bonds are not guaranteed by either Foster Wheeler or CCERA. In the litigation, the defendants have asserted, among other things, that an equitable portion of the outstanding debt on the Project should be allocated to CCERA even though CCERA did not guarantee the bonds.

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

Long-Term Government Contract

     We retained a long-term contract for a spent nuclear storage facility with a U.S. government agency when we sold most of the assets of Foster Wheeler Environmental Corporation. The contract as scheduled is to be completed in four phases. The first phase was for the initial design, permitting and licensing of a spent fuel facility. The first phase of this project is complete and was profitable.

     The second phase of the contract, which is currently being completed, is billed on a cost-plus-fee basis. In this phase, we must license the facility with the NRC, respond to any questions regarding the initial design generated in phase one and complete final design. Foster Wheeler requested clarification of certain technical specifications and detailed guidance from the government agency regarding government agency-directed changes to the project scope. The government agency failed to provide such clarification and guidance but nevertheless directed Foster Wheeler to proceed with the third phase of the contract in late July 2005.

     Phase three is for the procurement of long-lead items, construction, start-up and testing of the facility for a fixed contractual price of $114,000, subject to escalation. The actual commencement of this phase was delayed as a result of the significant delay in the issuance of the NRC license for the facility, which was received on November 30, 2004. This delay will also result in substantial additional facility costs. The third phase is scheduled to last approximately three years and requires that a subsidiary of Foster Wheeler fund the construction cost. Foster Wheeler USA Corporation, the parent company of Foster Wheeler Environmental Corporation, provided a performance guarantee on the project. In addition, a performance bond for the full construction price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of Foster Wheeler will operate the facility at fixed rates, subject to escalation, for approximately four years. We have been engaged in discussions with the government agency, and expect to engage in further discussions, about possibly restructuring or terminating subsequent phases of the contract. If the project were to proceed, we intend to seek third-party financing to fund the majority of the construction costs, but there can be no assurance that we will secure such financing on acceptable terms, or at all. There also can be no assurance that we will be able to obtain the required performance bond. If we cannot successfully restructure the contract and cannot fund or obtain third-party financing or the required performance bond, it is unlikely that we will be able to perform our construction obligations under the contract. This could have a material adverse effect on our financial condition, results of operations, and cash flow. No claims have been raised to date by the government agency against Foster Wheeler, although they have directed us to proceed with construction. The ultimate potential liability to Foster Wheeler would arise in the event that the government agency terminates the contract (for example, due to our inability to continue with the contract) and re-bids the contract under substantially the same terms and the resulting cost to the government agency is greater than it would have been under the existing terms with us. Given the foregoing, we do not believe that a claim is probable. Further, we believe that we would have a variety of potential legal defenses should the government agency decide to make a claim, and we presently are unable to estimate the possible loss that could occur as a result of any such claim.

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

     In February 1988, one of our subsidiaries, Foster Wheeler Energy Corporation (“FWEC”), entered into a Consent Agreement and Order (“Order”) with the United States Environmental Protection Agency (“USEPA”) and the Pennsylvania Department of Environmental Protection (“PADEP”) regarding its former manufacturing facility in Mountain Top, Pennsylvania. The Order essentially required FWEC to investigate and remediate as necessary contaminants, including trichloroethylene (“TCE”), in the soil and groundwater at the facility. Pursuant to the Order, FWEC installed in 1993 a “pump and treat” system to remove TCE from the groundwater. It is not possible at the present time to predict how long FWEC will be required to operate and maintain the system.

     In September 2004, FWEC sampled the domestic water supply of approximately 16 residences in Mountain Top, and it received validated testing data regarding that sampling in October 2004. The residences are located approximately one mile to the southwest of the historic source of the TCE at the former FWEC facility, and FWEC believes the residences use private wells for domestic water. The results of this sampling indicated that TCE was present in the water at several of the residences at levels in excess of Safe Drinking Water Act standards. Since the initial round of testing in September 2004, FWEC has tested more wells. As of July 2005, the number of wells in the area containing TCE in excess of the standards is approximately 30. FWEC believes it has identified all affected residential wells.

     Since approximately October 2004, FWEC, USEPA, and PADEP have been cooperating in a broad-ranging investigation that seeks to, among other things, identify the source(s) of the TCE in the residential wells. The investigation has involved, among other things, sampling of surface waters and the installation and “packer” sampling of groundwater monitoring wells. FWEC and the agencies have been reviewing and analyzing the results of the sampling and other data as it becomes available. Based in part upon the foregoing, the USEPA informally advised FWEC in April 2005 that USEPA considers FWEC to be a PRP with regard to the TCE in the residential wells.

Back to Index

     Although FWEC believes there is not yet sufficient evidence to conclude that it is a PRP as to the TCE in the residential wells, FWEC has entered into a settlement agreement with USEPA whereby FWEC would arrange and pay for the provision of public water to the affected residences, which will involve the extension of a water main from one end of the affected area to the other end, along with the installation of laterals from the main to the affected residences. There is also a possibility that FWEC would incur further costs if it were required to conduct a more formal study to better define the affected area. Since October 2004, FWEC has been providing the potentially affected residences with temporary replacement water, and has arranged to have filters installed on the residences’ water system to remove the TCE. FWEC has also arranged to have the filters periodically tested and maintained. FWEC is incurring costs related to public outreach and communications in the affected area. Finally, FWEC may be required to pay the agencies’ costs in overseeing and responding to the situation. FWEC has accrued its best estimate of the cost of the foregoing.

     Other costs to which FWEC could be exposed could include, among other things, other costs associated with supplying public water, its counsel and consulting fees, further agency oversight and/or response costs, potential costs and exposure related to the potential litigation described below, and other costs related to possible further investigation and/or remediation. At present, it is not possible to determine whether FWEC will be determined to be liable for some of the items described in this paragraph, nor is it possible to reliably estimate the liability associated with the items.

     Most of the residents in the affected area have retained counsel, and the residents’ counsel has informally informed FWEC that he intends to file a legal action against FWEC in the near future. Although FWEC believes that it will likely have substantial defenses to any action that might be filed, it is not possible at present to determine whether FWEC will ultimately be determined to have any liability to the residents or to reliably estimate the extent of any such liability.

     If one or more third parties are determined to be a source of the TCE, FWEC will evaluate its options regarding the recovery of the costs FWEC has incurred, which options could include seeking to recover those costs from those determined to be the source.

Back to Index

15.	Consolidating Financial Information

     A.    2005 Senior Notes

     As a result of our reorganization on May 25, 2001, Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for our Senior Notes at 6.75% interest, due November 15, 2005 (“2005 Senior Notes”). Foster Wheeler Ltd. and the following companies have issued guarantees in favor of the holders of our 2005 Senior Notes: Equipment Consultants, Inc., Foster Wheeler Holdings Ltd. (formerly known as “Foreign Holdings Ltd.”), Foster Wheeler Asia Limited, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler North America Corp., Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc., and Perryville III Trust. Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC and each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd. The summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the subsidiary guarantors and issuer because we do not believe that such separate financial statements and related disclosures would be material to investors. None of the subsidiary guarantors are restricted from making distributions to Foster Wheeler Ltd.

     In September 2004, we completed an equity-for-debt exchange in which we issued common shares, preferred shares and new 2011 Senior Notes in exchange for a portion of our 2005 Senior Notes. We had $11,372 of 2005 Senior Notes outstanding as of both September 30, 2005 and December 31, 2004.

     The following represents summarized condensed consolidating financial information as of September 30, 2005 and December 31, 2004 with respect to our financial position, and for the three and nine months ended September 30, 2005 and September 24, 2004 for results of operations and for the nine months ended September 30, 2005 and September 24, 2004 for cash flows.

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

Back to Index

15.	Consolidating Financial Information — (Continued)

A. 2005 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets

Cash and cash equivalents	$—	$—	$31,121	$281,108	$—	$312,229
Accounts and notes receivable, net	545,344	161,261	194,165	732,719	(1,225,434)	408,055
Contracts in process and inventories	—	—	45,052	56,144	(2)	101,194
Investment and advances	—	—	1,248	—	(1,248)	—
Other current assets	—	—	4,125	39,409	—	43,534

Total current assets	545,344	161,261	275,711	1,109,380	(1,226,684)	865,012
Investments in subsidiaries and others	(1,134,951)	(692,487)	(73,780)	165,595	1,901,258	165,635
Land, buildings & equipment, net	—	—	43,397	218,005	—	261,402
Notes and accounts receivable – long-term	210,000	487,108	280,169	421,778	(1,391,956)	7,099
Intangible assets, net	—	—	96,965	19,247	—	116,212
Asbestos-related insurance recovery receivable	—	299,263	—	38,368	—	337,631
Other assets	—	13,693	69,621	100,170	—	183,484

TOTAL ASSETS	$(379,607)	$268,838	$692,083	$2,072,543	$(717,382)	$1,936,475

Liabilities and Shareholders’ (Deficit)/Equity

Accounts payable and accrued expenses	$(7,673)	$664,436	$582,092	$516,447	$(1,225,438)	$529,864
Estimated costs to complete long-term contracts	—	—	94,111	257,739	—	351,850
Other current liabilities	—	11,372	2,918	154,524	—	168,814

Total current liabilities	(7,673)	675,808	679,121	928,710	(1,225,438)	1,050,528
Long-term debt	3,070	276,757	66,440	112,385	—	458,652
Pension, postretirement and other employee benefits	—	—	185,071	70,219	—	255,290
Asbestos-related liability	—	330,861	—	38,368	—	369,229
Other long-term liabilities and minority interest	—	120,207	896,402	904,779	(1,743,608)	177,780

TOTAL LIABILITIES	(4,603)	1,403,633	1,827,034	2,054,461	(2,969,046)	2,311,479

Common stock and paid-in capital	1,013,136	242,613	242,613	169,288	(654,514)	1,013,136
(Accumulated deficit)/retained earnings	(1,083,935)	(1,083,271)	(1,083,427)	18,190	2,148,508	(1,083,935)
Accumulated other comprehensive loss	(294,137)	(294,137)	(294,137)	(169,396)	757,670	(294,137)
Unearned compensation	(10,068)	—	—	—	—	(10,068)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(375,004)	(1,134,795)	(1,134,951)	18,082	2,251,664	(375,004)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(379,607)	$268,838	$692,083	$2,072,543	$(717,382)	$1,936,475

Back to Index

15.	Consolidating Financial Information — (Continued)

A. 2005 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004
(Restated – See Note 2)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets

Cash and cash equivalents	$—	$—	$48,782	$242,785	$—	$291,567
Accounts and notes receivable, net	416,260	184,449	202,579	672,205	(968,997)	506,496
Contracts in process and inventories	—	—	47,243	126,830	4	174,077
Investment and advances	—	—	1,247	—	(1,247)	—
Other current assets	—	—	3,482	73,676	—	77,158

Total current assets	416,260	184,449	303,333	1,115,496	(970,240)	1,049,298
Investments in subsidiaries and others	(1,153,046)	(723,487)	(133,432)	158,457	2,009,832	158,324
Land, buildings & equipment, net	—	—	45,961	234,344	—	280,305
Notes and accounts receivable – long-term	210,000	487,108	279,861	412,402	(1,382,318)	7,053
Intangible assets, net	—	—	98,979	22,523	—	121,502
Asbestos-related insurance recovery receivable	—	290,494	—	42,400	—	332,894
Other assets	—	5,330	79,826	153,007	—	238,163

TOTAL ASSETS	$(526,786)	$243,894	$674,528	$2,138,629	$(342,726)	$2,187,539

Liabilities & Shareholders’ Deficit

Accounts payable and accrued expenses	$(4,239)	$498,673	$560,955	$517,033	$(968,994)	$603,428
Estimated costs to complete long-term contracts	—	—	93,047	365,374	—	458,421
Other current liabilities	(52)	11,372	5,015	183,237	—	199,572

Total current liabilities	(4,291)	510,045	659,017	1,065,644	(968,994)	1,261,421
Long-term debt	3,070	342,820	66,073	122,896	—	534,859
Pension, postretirement and other employee benefits	—	—	207,146	64,705	—	271,851
Asbestos-related liability	—	405,000	—	42,400	—	447,400
Other long-term liabilities and minority interest	—	138,954	895,338	901,391	(1,738,110)	197,573

TOTAL LIABILITIES	(1,221)	1,396,819	1,827,574	2,197,036	(2,707,104)	2,713,104

Common stock and paid-in capital	883,573	242,613	242,613	164,817	(650,043)	883,573
Accumulated deficit	(1,096,348)	(1,098,795)	(1,098,916)	(57,215)	2,254,926	(1,096,348)
Accumulated other comprehensive loss	(296,743)	(296,743)	(296,743)	(166,009)	759,495	(296,743)
Unearned compensation	(16,047)	—	—	—	—	(16,047)

TOTAL SHAREHOLDERS’ DEFICIT	(525,565)	(1,152,925)	(1,153,046)	(58,407)	2,364,378	(525,565)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(526,786)	$243,894	$674,528	$2,138,629	$(342,726)	$2,187,539

Back to Index

15.	Consolidating Financial Information — (Continued)

A. 2005 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
Three Months Ended September 30, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$93,075	$457,397	$(18,116)	$532,356
Cost of operating revenues	—	—	(79,777)	(372,693)	18,116	(434,354)

Contract profit	—	—	13,298	84,704	—	98,002

Selling, general and administrative expenses	(16,108)	—	(15,512)	(18,487)	—	(50,107)
Other income	50	11,791	10,906	22,403	(30,096)	15,054
Other deductions and minority interest	—	(1,316)	(502)	(7,604)	(30)	(9,452)
Interest expense	(63)	(7,979)	(15,250)	(19,424)	30,126	(12,590)
Loss on equity-for-debt exchange	—	(40,213)	—	—	—	(40,213)
Equity in net (loss)/income of subsidiaries	(585)	37,142	6,029	—	(42,586)	—

(Loss)/income before income taxes	(16,706)	(575)	(1,031)	61,592	(42,586)	694
Provision for income taxes	—	—	446	(17,846)	—	(17,400)

Net (loss)/income	(16,706)	(575)	(585)	43,746	(42,586)	(16,706)
Other comprehensive income/(loss):
Foreign currency translation adjustment	617	617	617	(214)	(1,020)	617

Net comprehensive (loss)/income	$(16,089)	$42	$32	$43,532	$(43,606)	$(16,089)

Back to Index

15.	Consolidating Financial Information — (Continued)

A. 2005 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
Nine Months Ended September 30, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$329,078	$1,309,479	$(57,118)	$1,581,439
Cost of operating revenues	—	—	(284,839)	(1,067,579)	57,118	(1,295,300)

Contract profit	—	—	44,239	241,900	—	286,139

Selling, general and administrative expenses	(2,986)	—	(59,588)	(100,836)	—	(163,410)
Other income	150	34,426	33,875	65,062	(89,128)	44,385
Other deductions and minority interest	—	(3,377)	(16,217)	(13,717)	6	(33,305)
Interest expense	(188)	(26,346)	(44,668)	(59,332)	89,122	(41,412)
Loss on equity-for-debt exchange	—	(41,513)	—	—	—	(41,513)
Equity in net income of subsidiaries	15,489	52,335	61,034	—	(128,858)	—

Income before income taxes	12,465	15,525	18,675	133,077	(128,858)	50,884
Provision for income taxes	(52)	—	(3,186)	(35,233)	—	(38,471)

Net income	12,413	15,525	15,489	97,844	(128,858)	12,413
Other comprehensive income/(loss):
Foreign currency translation adjustment	2,606	2,606	2,606	(3,387)	(1,825)	2,606

Net comprehensive income	$15,019	$18,131	$18,095	$94,457	$(130,683)	$15,019

Back to Index

15.	Consolidating Financial Information — (Continued)

A. 2005 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
Three Months Ended September 24, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$149,837	$588,268	$(17,551)	$720,554
Cost of operating revenues	—	—	(130,519)	(560,519)	17,551	(673,487)

Contract profit	—	—	19,318	27,749	—	47,067

Selling, general and administrative expenses	—	—	(19,861)	(34,999)	—	(54,860)
Other income	3,188	13,907	8,052	18,652	(31,555)	12,244
Other deductions and minority interest	1	(113)	(2,253)	(6,936)	279	(9,022)
Interest expense	(3,197)	(18,516)	(18,205)	(17,832)	31,276	(26,474)
Loss on equity-for-debt exchange	—	(164,910)	(10,031)	—	—	(174,941)
Equity in net loss of subsidiaries	(215,462)	(45,825)	(193,595)	—	454,882	—

Loss before income taxes	(215,470)	(215,457)	(216,575)	(13,366)	454,882	(205,986)
Benefit/(provision) for income taxes	—	—	1,113	(10,597)	—	(9,484)

Net loss	(215,470)	(215,457)	(215,462)	(23,963)	454,882	(215,470)
Other comprehensive income:
Foreign currency translation adjustment	7,730	7,730	7,730	6,857	(22,317)	7,730

Net comprehensive loss	$(207,740)	$(207,727)	$(207,732)	$(17,106)	$432,565	$(207,740)

Back to Index

15.	Consolidating Financial Information — (Continued)

A. 2005 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
Nine Months Ended September 24, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$432,435	$1,661,977	$(72,480)	$2,021,932
Cost of operating revenues	—	—	(341,133)	(1,524,975)	72,480	(1,793,628)

Contract profit	—	—	91,302	137,002	—	228,304

Selling, general and administrative expenses	—	—	(61,776)	(106,726)	—	(168,502)
Other income	10,013	42,241	29,607	79,586	(95,463)	65,984
Other deductions and minority interest	(1)	(292)	(10,155)	(11,273)	1,183	(20,538)
Interest expense	(10,036)	(54,045)	(55,033)	(52,720)	94,280	(77,554)
Loss on equity-for-debt exchange	—	(164,910)	(10,031)	—	—	(174,941)
Equity in net loss of subsidiaries	(189,909)	(12,880)	(170,868)	—	373,657	—

(Loss)/income before income taxes	(189,933)	(189,886)	(186,954)	45,869	373,657	(147,247)
Provision for income taxes	—	—	(2,955)	(39,731)	—	(42,686)

Net (loss)/income	(189,933)	(189,886)	(189,909)	6,138	373,657	(189,933)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(1,968)	(1,968)	(1,968)	5,808	(1,872)	(1,968)

Net comprehensive (loss)/income	$(191,901)	$(191,854)	$(191,877)	$11,946	$371,785	$(191,901)

Back to Index

15.	Consolidating Financial Information — (Continued)

A. 2005 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by
operating activities	$(38)	$3,478	$(54,655)	$76,801	$(24,707)	$879

Cash Flows from Investing Activities
Change in restricted cash	—	—	(916)	39,649	—	38,733
Capital expenditures	—	—	(703)	(5,973)	—	(6,676)
Proceeds from sale of assets	—	—	67	1,926	—	1,993
Increase in investment
and advances	—	—	—	(514)	—	(514)
Decrease in short-term investments	—	—	—	24,424	—	24,424

Net cash (used in)/provided by
investing activities	—	—	(1,552)	59,512	—	57,960

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(24,707)	24,707	—
Payment of deferred financing cost	—	(13,440)	—	—	—	(13,440)
Repayment of long-term debt	—	—	—	(11,511)	—	(11,511)
Other	38	9,962	38,503	(50,720)	—	(2,217)

Net cash provided by/(used in)
financing activities	38	(3,478)	38,503	(86,938)	24,707	(27,168)

Effect of exchange rate changes on
cash and cash equivalents	—	—	43	(11,052)	—	(11,009)

(Decrease)/increase in cash and
cash equivalents	—	—	(17,661)	38,323	—	20,662
Cash and cash equivalents,
beginning of year	—	—	48,782	242,785	—	291,567

Cash and cash equivalents,
end of period	$—	$—	$31,121	$281,108	$—	$312,229

Back to Index

15.	Consolidating Financial Information — (Continued)

A. 2005 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 24, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(24)	$(16,832)	$(37,175)	$23,404	$(15,699)	$(46,326)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(244)	(11,956)	—	(12,200)
Capital expenditures	—	—	152	(7,629)	—	(7,477)
Proceeds from sale of assets	—	—	16,709	342	—	17,051
Decrease/(increase) in investment and advances	—	—	27,974	(27,974)	—	—
Increase in short-term investments	—	—	—	(7,330)	—	(7,330)

Net cash provided by/(used in) investing activities	—	—	44,591	(54,547)	—	(9,956)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(15,699)	15,699	—
Decrease in short-term debt	—	—	—	(121)	—	(121)
Proceeds from long-term debt	—	120,000	—	—	—	120,000
Repayment of long-term debt	—	(128,163)	—	(10,560)	—	(138,723)
Other	24	24,995	(10,484)	(17,198)	—	(2,663)

Net cash provided by/(used in) financing activities	24	16,832	(10,484)	(43,578)	15,699	(21,507)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,150)	1,219	—	69

Decrease in cash and cash equivalents	—	—	(4,218)	(73,502)	—	(77,720)
Cash and cash equivalents, beginning of year	—	—	34,264	329,831	—	364,095

Cash and cash equivalents, end of period	$—	$—	$30,046	$256,329	$—	$286,375

Back to Index

15.  Consolidating Financial Information – (Continued)

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

In 2004, we completed an equity-for-debt exchange in which we issued common shares and preferred shares in exchange for a portion of the Convertible Notes. We had $3,070 of Convertible Notes outstanding as of both September 30, 2005 and December 31, 2004.

The following represents summarized condensed consolidating financial information as of September 30, 2005 and December 31, 2004 with respect to our financial position, and for the three and nine months ended September 30, 2005 and September 24, 2004 for our results of operations and for the nine months ended September 30, 2005 and September 24, 2004 for our cash flows.

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

Back to Index

15.  Consolidating Financial Information – (Continued)

B.    Convertible Subordinated Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2005

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets

Cash and cash equivalents	$—	$—	$312,229	$—	$312,229
Accounts and notes receivable, net	545,344	161,261	417,137	(715,687)	408,055
Contracts in process and inventories	—	—	101,194	—	101,194
Other current assets	—	—	43,534	—	43,534

Total current assets	545,344	161,261	874,094	(715,687)	865,012
Investments in subsidiaries and others	(1,134,951)	(692,487)	(276,673)	2,269,746	165,635
Land, buildings & equipment, net	—	—	261,402	—	261,402
Notes and accounts receivable – long-term	210,000	487,108	7,395	(697,404)	7,099
Intangible assets, net	—	—	116,212	—	116,212
Asbestos-related insurance recovery receivable	—	299,263	38,368	—	337,631
Other assets	—	13,693	169,791	—	183,484

TOTAL ASSETS	$(379,607)	$268,838	$1,190,589	$856,655	$1,936,475

Liabilities and Shareholders’ Deficit

Accounts payable and accrued expenses	$(7,673)	$664,436	$588,788	$(715,687)	$529,864
Estimated costs to complete long-term contracts	—	—	351,850	—	351,850
Other current liabilities	—	11,372	157,442	—	168,814

Total current liabilities	(7,673)	675,808	1,098,080	(715,687)	1,050,528
Long-term debt	3,070	276,757	178,825	—	458,652
Pension, postretirement and other employee benefits	—	—	255,290	—	255,290
Asbestos-related liability	—	330,861	38,368	—	369,229
Other long-term liabilities and minority interest	—	120,207	754,977	(697,404)	177,780

TOTAL LIABILITIES	(4,603)	1,403,633	2,325,540	(1,413,091)	2,311,479

Common stock and paid in capital	1,013,136	242,613	242,613	(485,226)	1,013,136
Accumulated deficit	(1,083,935)	(1,083,271)	(1,083,427)	2,166,698	(1,083,935)
Accumulated other comprehensive loss	(294,137)	(294,137)	(294,137)	588,274	(294,137)
Unearned compensation	(10,068)	—	—	—	(10,068)

TOTAL SHAREHOLDERS’ DEFICIT	(375,004)	(1,134,795)	(1,134,951)	2,269,746	(375,004)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(379,607)	$268,838	$1,190,589	$856,655	$1,936,475

Back to Index

15.  Consolidating Financial Information – (Continued)

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

Back to Index

15.  Consolidating Financial Information – (Continued)

B.    Convertible Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
Three Months Ended September 30, 2005

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$532,356	$—	$532,356
Cost of operating revenues	—	—	(434,354)	—	(434,354)

Contract profit	—	—	98,002	—	98,002

Selling, general and administrative expenses	(16,108)	—	(33,999)	—	(50,107)
Other income	50	11,791	15,393	(12,180)	15,054
Other deductions and minority interest	—	(1,316)	(8,136)	—	(9,452)
Interest expense	(63)	(7,979)	(16,728)	12,180	(12,590)
Loss on equity-for-debt exchange	—	(40,213)	—	—	(40,213)
Equity in net (loss)/income of subsidiaries	(585)	37,142	(37,717)	1,160	—

(Loss)/income before income taxes	(16,706)	(575)	16,815	1,160	694
Provision for income taxes	—	—	(17,400)	—	(17,400)

Net loss	(16,706)	(575)	(585)	1,160	(16,706)
Other comprehensive income:
Foreign currency translation adjustment	617	617	617	(1,234)	617

Net comprehensive (loss)/income	$(16,089)	$42	$32	$(74)	$(16,089)

Back to Index

15.  Consolidating Financial Information – (Continued)

B.    Convertible Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
Nine Months Ended September 30, 2005

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,581,439	$—	$1,581,439
Cost of operating revenues	—	—	(1,295,300)	—	(1,295,300)

Contract profit	—	—	286,139	—	286,139

Selling, general and administrative expenses	(2,986)	—	(160,424)	—	(163,410)
Other income	150	34,426	44,749	(34,940)	44,385
Other deductions and minority interest	—	(3,377)	(29,928)	—	(33,305)
Interest expense	(188)	(26,346)	(49,818)	34,940	(41,412)
Loss on equity-for-debt exchange	—	(41,513)	—	—	(41,513)
Equity in net income/(loss) of subsidiaries	15,489	52,335	(36,810)	(31,014)	—

Income before income taxes	12,465	15,525	53,908	(31,014)	50,884
Provision for income taxes	(52)	—	(38,419)	—	(38,471)

Net income	12,413	15,525	15,489	(31,014)	12,413
Other comprehensive income:
Foreign currency translation adjustment	2,606	2,606	2,606	(5,212)	2,606

Net comprehensive income	$15,019	$18,131	$18,095	$(36,226)	$15,019

Back to Index

15.  Consolidating Financial Information – (Continued)

B.    Convertible Subordinated Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
Three Months Ended September 24, 2004

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$720,554	$—	$720,554
Cost of operating revenues	—	—	(673,487)	—	(673,487)

Contract profit	—	—	47,067	—	47,067

Selling, general and administrative expenses	—	—	(54,860)	—	(54,860)
Other income	3,188	13,907	12,250	(17,101)	12,244
Other deductions and minority interest	1	(113)	(8,910)	—	(9,022)
Interest expense	(3,197)	(18,516)	(21,862)	17,101	(26,474)
Loss on equity-for-debt exchange	—	(164,910)	(10,031)	—	(174,941)
Equity in net loss of subsidiaries	(215,462)	(45,825)	(169,632)	430,919	—

Loss before income taxes	(215,470)	(215,457)	(205,978)	430,919	(205,986)
Provision for income taxes	—	—	(9,484)	—	(9,484)

Net loss	(215,470)	(215,457)	(215,462)	430,919	(215,470)
Other comprehensive income:
Foreign currency translation adjustment	7,730	7,730	7,730	(15,460)	7,730

Net comprehensive loss	$(207,740)	$(207,727)	$(207,732)	$415,459	$(207,740)

Back to Index

15.  Consolidating Financial Information – (Continued)

B.    Convertible Subordinated Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
Nine Months Ended September 24, 2004

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,021,932	$—	$2,021,932
Cost of operating revenues	—	—	(1,793,628)	—	(1,793,628)

Contract profit	—	—	228,304	—	228,304

Selling, general and administrative expenses	—	—	(168,502)	—	(168,502)
Other income	10,013	42,241	66,001	(52,271)	65,984
Other deductions and minority interest	(1)	(292)	(20,245)	—	(20,538)
Interest expense	(10,036)	(54,045)	(65,744)	52,271	(77,554)
Loss on equity-for-debt exchange	—	(164,910)	(10,031)	—	(174,941)
Equity in net loss of subsidiaries	(189,909)	(12,880)	(177,006)	379,795	—

Loss before income taxes	(189,933)	(189,886)	(147,223)	379,795	(147,247)
Provision for income taxes	—	—	(42,686)	—	(42,686)

Net loss	(189,933)	(189,886)	(189,909)	379,795	(189,933)
Other comprehensive loss:
Foreign currency translation adjustment	(1,968)	(1,968)	(1,968)	3,936	(1,968)

Net comprehensive loss	$(191,901)	$(191,854)	$(191,877)	$383,731	$(191,901)

Back to Index

15.  Consolidating Financial Information – (Continued)

B.    Convertible Subordinated Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2005

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(38)	$3,478	$(2,561)	$—	$879

Cash Flows from Investing Activities
Change in restricted cash	—	—	38,733	—	38,733
Capital expenditures	—	—	(6,676)	—	(6,676)
Proceeds from sale of assets	—	—	1,993	—	1,993
Increase in investment and advances	—	—	(514)	—	(514)
Decrease in short-term investments	—	—	24,424	—	24,424

Net cash provided by investing activities	—	—	57,960	—	57,960

Cash Flows from Financing Activities
Payment of deferred financing cost	—	(13,440)	—	—	(13,440)
Repayment of long-term debt	—	—	(11,511)	—	(11,511)
Other	38	9,962	(12,217)	—	(2,217)

Net cash provided by/(used in) financing activities	38	(3,478)	(23,728)	—	(27,168)

Effect of exchange rate changes on cash and cash equivalents	—	—	(11,009)	—	(11,009)

Increase in cash and cash equivalents	—	—	20,662	—	20,662
Cash and cash equivalents, beginning of year	—	—	291,567	—	291,567

Cash and cash equivalents, end of period	$—	$—	$312,229	$—	$312,229

Back to Index

15.  Consolidating Financial Information – (Continued)

B.    Convertible Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 24, 2004

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash used in operating activities	$(24)	$(16,832)	$(13,771)	$(15,699)	$(46,326)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(12,200)	—	(12,200)
Capital expenditures	—	—	(7,477)	—	(7,477)
Proceeds from sale of assets	—	—	17,051	—	17,051
Increase in short-term investments	—	—	(7,330)	—	(7,330)

Net cash used in investing activities	—	—	(9,956)	—	(9,956)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(15,699)	15,699	—
Decrease in short-term debt	—	—	(121)	—	(121)
Proceeds from long-term debt	—	120,000	—	—	120,000
Repayment of long-term debt	—	(128,163)	(10,560)	—	(138,723)
Other	24	24,995	(27,682)	—	(2,663)

Net cash provided by/(used in) financing activities	24	16,832	(54,062)	15,699	(21,507)

Effect of exchange rate changes on cash and cash equivalents	—	—	69	—	69

Decrease in cash and cash equivalents	—	—	(77,720)	—	(77,720)
Cash and cash equivalents, beginning of year	—	—	364,095	—	364,095

Cash and cash equivalents, end of period	$—	$—	$286,375	$—	$286,375

Back to Index

15. Consolidating Financial Information – (Continued)

C.	Trust Preferred Securities – (Continued)

     In 1999, the Capital Trust consummated a $175,000 public offering of 7,000,000 Trust Preferred Securities. The Trust Preferred Securities accrue cumulative distributions at an annual rate of 9%. The distributions are payable quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. The maturity date of the Trust Preferred Securities is January 15, 2029; however, the Capital Trust can redeem the Trust Preferred Securities on or after January 15, 2004.

     As noted in Note 5 to the condensed consolidated financial statements, the Capital Trust invested the proceeds from the sale of the Trust Preferred Securities in an equal principal amount of 9% Junior Subordinated Deferrable Interest Debentures of Foster Wheeler LLC due January 15, 2029 (the “Debentures”). Foster Wheeler LLC used the net proceeds to pay indebtedness under a revolving credit agreement. The Capital Trust distributes the quarterly cash payments it may receive from Foster Wheeler LLC as interest on the Debentures to the Trust Preferred Securities security holders. Foster Wheeler LLC may defer interest on the Debentures for up to 20 consecutive quarterly periods. When this occurs, the Capital Trust also defers distribution payments on the Trust Preferred Securities. In accordance with this provision, the Capital Trust has deferred all quarterly distributions beginning with the distribution due on January 15, 2002.

     The condensed consolidated financial statements presented herein reflect Foster Wheeler LLC’s obligations to the Capital Trust as subordinated deferrable interest debentures and deferred accrued interest on subordinated deferrable interest debentures. The interest expense on the Debentures is presented on the condensed consolidated statement of operations and comprehensive income/(loss) as interest expense.

     In September 2004, we completed an equity-for-debt exchange in which we issued common shares, preferred shares and warrants to purchase common shares in exchange for a portion of the Trust Preferred Securities. In conjunction with the exchange, the Capital Trust recorded a $103,823 reduction in the aggregate liquidation amount of Trust Preferred Securities and a $31,128 reduction in deferred accrued mandatorily redeemable preferred security distributions payable. The Capital Trust also recorded a corresponding decrease in the Debentures and the accrued interest receivable.

     In August 2005, we completed another equity-for-debt exchange in which we issued common shares in exchange for the remaining portion of the Trust Preferred Securities. In conjunction with the exchange, the Capital Trust recorded a $65,214 reduction in the aggregate liquidation amount of existing Trust Preferred Securities and a $26,052 reduction in deferred accrued mandatorily redeemable preferred security distributions payable. The Capital Trust also recorded a corresponding decrease in the Debentures and accrued interest receivable. Trust Preferred Securities of 238,538, with an aggregate liquidation amount of $5,963, were outstanding as of September 30, 2005. As of December 31, 2004, Trust Preferred Securities of 2,847,086, with an aggregate liquidation amount of $71,177, were outstanding.

     Summarized below is the condensed financial information of the Capital Trust:

Back to Index

15. Consolidating Financial Information – (Continued)

C.	Trust Preferred Securities – (Continued)

Balance Sheet Data:	September 30, 2005	December 31, 2004

Non-current assets – subordinated deferrable interest debentures	$5,963	$71,177
Non-current assets – accrued interest on subordinated deferrable interest debentures, net of valuation allowance of $0 and $17,626, respectively	2,509	5,834
Long-term liabilities – mandatorily redeemable trust preferred securities	5,963	71,177
Long-term liability – deferred accrued mandatorily redeemable preferred security distributions	2,509	23,460
Net deficit	—	(17,626)

Income Statement Data for the three months ended:	September 30, 2005	September 24, 2004

Interest income on subordinated deferrable interest debentures	$832	$—
Decrease in valuation allowance	—	103,600
Gain on equity-for-debt exchange	—	39,405
Mandatorily redeemable preferred security distributions	(832)	(4,752)
Net income	—	138,253

Income Statement Data for the nine months ended:	September 30, 2005	September 24, 2004

Interest income on subordinated deferrable interest debentures	$5,101	$—
Decrease in valuation allowance	17,626	140,000
Gain on equity-for-debt exchange	—	39,405
Mandatorily redeemable preferred security distributions	(5,101)	(14,445)
Net income	17,626	164,960

Cash Flow Data for the nine months ended:	September 30, 2005	September 24, 2004

Cash flows from operating activities	$—	$—
Cash flows from investing activities	—	—
Cash flows from financing activities	—	—

     SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” states that “a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.” SFAS No. 114 requires that the measurement of impairment be based on one of several methods including the loan’s observable market price. The Capital Trust had established a valuation allowance on the Debentures and related interest income receivable from Foster Wheeler LLC based on Foster Wheeler Ltd.’s and Foster Wheeler LLC’s financial condition and the decision to exercise the right to defer payments on the Debentures since January 15, 2002. The Debentures and related interest income receivable are the only assets of the Capital Trust and the Trust Preferred Securities are the only liabilities of the Capital Trust. As a result, the Capital Trust measures loan impairment based on the market price of the Trust Preferred Securities, which is deemed a proxy for the Debentures’ observable market price. The decrease in the valuation allowance resulted from an increase in the market price of the Trust Preferred Securities. The market price per security of the Trust Preferred Securities was $36.00 as of September 30, 2005; $42.60 as of July 1, 2005; $27.05 as of December 31, 2004; $23.00 as of September 24, 2004; $8.20 as of June 25, 2004; and $3.00 as of December 26, 2003.

Back to Index

15. Consolidating Financial Information – (Continued)

C.	Trust Preferred Securities – (Continued)

     The following represents summarized condensed consolidating financial information as of September 30, 2005 and December 31, 2004 with respect to our financial position, and for the three and nine months ended September 30, 2005 and September 24, 2004 for results of operations and for the nine months ended September 30, 2005 and September 24, 2004 for cash flows. The following summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the guarantors because we do not believe that such separate financial statements and related disclosures would be material to investors.

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

Back to Index

15. Consolidating Financial Information – (Continued)

C. Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets

Cash and cash equivalents	$—	$—	$312,229	$—	$312,229
Accounts and notes receivable, net	545,344	161,261	417,137	(715,687)	408,055
Contracts in process and inventories	—	—	101,194	—	101,194
Other current assets	—	—	43,534	—	43,534

Total current assets	545,344	161,261	874,094	(715,687)	865,012
Investments in subsidiaries and others	(1,134,951)	(692,487)	(276,673)	2,269,746	165,635
Land, buildings & equipment, net	—	—	261,402	—	261,402
Notes and accounts receivable – long-term	210,000	487,108	7,395	(697,404)	7,099
Intangible assets, net	—	—	116,212	—	116,212
Asbestos-related insurance recovery receivable	—	299,263	38,368	—	337,631
Other assets	—	13,693	169,791	—	183,484

TOTAL ASSETS	$(379,607)	$268,838	$1,190,589	$856,655	$1,936,475

Liabilities and Shareholders’ Deficit

Accounts payable and accrued expenses	$(7,673)	$664,436	$588,788	$(715,687)	$529,864
Estimated costs to complete long-term contracts	—	—	351,850	—	351,850
Other current liabilities	—	11,372	157,442	—	168,814

Total current liabilities	(7,673)	675,808	1,098,080	(715,687)	1,050,528
Long-term debt	3,070	276,757	178,825	—	458,652
Pension, postretirement and other employee benefits	—	—	255,290	—	255,290
Asbestos-related liability	—	330,861	38,368	—	369,229
Other long-term liabilities and minority interest	—	120,207	754,977	(697,404)	177,780

TOTAL LIABILITIES	(4,603)	1,403,633	2,325,540	(1,413,091)	2,311,479

Common stock and paid in capital	1,013,136	242,613	242,613	(485,226)	1,013,136
Accumulated deficit	(1,083,935)	(1,083,271)	(1,083,427)	2,166,698	(1,083,935)
Accumulated other comprehensive loss	(294,137)	(294,137)	(294,137)	588,274	(294,137)
Unearned compensation	(10,068)	—	—	—	(10,068)

TOTAL SHAREHOLDERS’ DEFICIT	(375,004)	(1,134,795)	(1,134,951)	2,269,746	(375,004)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(379,607)	$268,838	$1,190,589	$856,655	$1,936,475

Back to Index

15. Consolidating Financial Information – (Continued)

C.	Trust Preferred Securities – (Continued)

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

15. Consolidating Financial Information – (Continued)

C.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
Three Months Ended September 30, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$532,356	$—	$532,356
Cost of operating revenues	—	—	(434,354)	—	(434,354)

Contract profit	—	—	98,002	—	98,002

Selling, general and administrative expenses	(16,108)	—	(33,999)	—	(50,107)
Other income	50	11,791	15,393	(12,180)	15,054
Other deductions and minority interest	—	(1,316)	(8,136)	—	(9,452)
Interest expense	(63)	(7,979)	(16,728)	12,180	(12,590)
Loss on equity-for-debt exchange	—	(40,213)	—	—	(40,213)
Equity in net (loss)/income of subsidiaries	(585)	37,142	(37,717)	1,160	—

(Loss)/income before income taxes	(16,706)	(575)	16,815	1,160	694
Provision for income taxes	—	—	(17,400)	—	(17,400)

Net loss	(16,706)	(575)	(585)	1,160	(16,706)
Other comprehensive income:
Foreign currency translation adjustment	617	617	617	(1,234)	617

Net comprehensive (loss)/income	$(16,089)	$42	$32	$(74)	$(16,089)

Back to Index

15. Consolidating Financial Information – (Continued)

C.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
Nine Months Ended September 30, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,581,439	$—	$1,581,439
Cost of operating revenues	—	—	(1,295,300)	—	(1,295,300)

Contract profit	—	—	286,139	—	286,139

Selling, general and administrative expenses	(2,986)	—	(160,424)	—	(163,410)
Other income	150	34,426	44,749	(34,940)	44,385
Other deductions and minority interest	—	(3,377)	(29,928)	—	(33,305)
Interest expense	(188)	(26,346)	(49,818)	34,940	(41,412)
Loss on equity-for-debt exchange	—	(41,513)	—	—	(41,513)
Equity in net income/(loss) of subsidiaries	15,489	52,335	(36,810)	(31,014)	—

Income before income taxes	12,465	15,525	53,908	(31,014)	50,884
Provision for income taxes	(52)	—	(38,419)	—	(38,471)

Net income	12,413	15,525	15,489	(31,014)	12,413
Other comprehensive income:
Foreign currency translation adjustment	2,606	2,606	2,606	(5,212)	2,606

Net comprehensive income	$15,019	$18,131	$18,095	$(36,226)	$15,019

Back to Index

15. Consolidating Financial Information – (Continued)

C.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
Three Months Ended September 24, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$720,554	$—	$720,554
Cost of operating revenues	—	—	(673,487)	—	(673,487)

Contract profit	—	—	47,067	—	47,067

Selling, general and administrative expenses	—	—	(54,860)	—	(54,860)
Other income	3,188	13,907	12,250	(17,101)	12,244
Other deductions and minority interest	1	(113)	(8,910)	—	(9,022)
Interest expense	(3,197)	(18,516)	(21,862)	17,101	(26,474)
Loss on equity-for-debt exchange	—	(164,910)	(10,031)	—	(174,941)
Equity in net loss of subsidiaries	(215,462)	(45,825)	(169,632)	430,919	—

Loss before income taxes	(215,470)	(215,457)	(205,978)	430,919	(205,986)
Provision for income taxes	—	—	(9,484)	—	(9,484)

Net loss	(215,470)	(215,457)	(215,462)	430,919	(215,470)
Other comprehensive income:
Foreign currency translation adjustment	7,730	7,730	7,730	(15,460)	7,730

Net comprehensive loss	$(207,740)	$(207,727)	$(207,732)	$415,459	$(207,740)

Back to Index

15. Consolidating Financial Information – (Continued)

C.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
Nine Months Ended September 24, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,021,932	$—	$2,021,932
Cost of operating revenues	—	—	(1,793,628)	—	(1,793,628)

Contract profit	—	—	228,304	—	228,304

Selling, general and administrative expenses	—	—	(168,502)	—	(168,502)
Other income	10,013	42,241	66,001	(52,271)	65,984
Other deductions and minority interest	(1)	(292)	(20,245)	—	(20,538)
Interest expense	(10,036)	(54,045)	(65,744)	52,271	(77,554)
Loss on equity-for-debt exchange	—	(164,910)	(10,031)	—	(174,941)
Equity in net loss of subsidiaries	(189,909)	(12,880)	(177,006)	379,795	—

Loss before income taxes	(189,933)	(189,886)	(147,223)	379,795	(147,247)
Provision for income taxes	—	—	(42,686)	—	(42,686)

Net loss	(189,933)	(189,886)	(189,909)	379,795	(189,933)
Other comprehensive loss:
Foreign currency translation adjustment	(1,968)	(1,968)	(1,968)	3,936	(1,968)

Net comprehensive loss	$(191,901)	$(191,854)	$(191,877)	$383,731	$(191,901)

Back to Index

15. Consolidating Financial Information – (Continued)

C. Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(38)	$3,478	$(2,561)	$—	$879

Cash Flows from Investing Activities
Change in restricted cash	—	—	38,733	—	38,733
Capital expenditures	—	—	(6,676)	—	(6,676)
Proceeds from sale of assets	—	—	1,993	—	1,993
Increase in investment and advances	—	—	(514)	—	(514)
Decrease in short-term investments	—	—	24,424	—	24,424

Net cash provided by investing activities	—	—	57,960	—	57,960

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	—	—
Payment of deferred financing cost	—	(13,440)	—	—	(13,440)
Repayment of long-term debt	—	—	(11,511)	—	(11,511)
Other	38	9,962	(12,217)	—	(2,217)

Net cash provided by/(used in) financing activities	38	(3,478)	(23,728)	—	(27,168)

Effect of exchange rate changes on cash and cash equivalents	—	—	(11,009)	—	(11,009)

Increase in cash and cash equivalents	—	—	20,662	—	20,662
Cash and cash equivalents, beginning of year	—	—	291,567	—	291,567

Cash and cash equivalents, end of period	$—	$—	$312,229	$—	$312,229

Back to Index

15. Consolidating Financial Information – (Continued)

C.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 24, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash used in operating activities	$(24)	$(16,832)	$(13,771)	$(15,699)	$(46,326)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(12,200)	—	(12,200)
Capital expenditures	—	—	(7,477)	—	(7,477)
Proceeds from sale of assets	—	—	17,051	—	17,051
Increase in short-term investments	—	—	(7,330)	—	(7,330)

Net cash used in investing activities	—	—	(9,956)	—	(9,956)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(15,699)	15,699	—
Decrease in short-term debt	—	—	(121)	—	(121)
Proceeds from long-term debt	—	120,000	—	—	120,000
Repayment of long-term debt	—	(128,163)	(10,560)	—	(138,723)
Other	24	24,995	(27,682)	—	(2,663)

Net cash provided by/(used in) financing activities	24	16,832	(54,062)	15,699	(21,507)

Effect of exchange rate changes on cash and cash equivalents	—	—	69	—	69

Decrease in cash and cash equivalents	—	—	(77,720)	—	(77,720)
Cash and cash equivalents, beginning of year	—	—	364,095	—	364,095

Cash and cash equivalents, end of period	$—	$—	$286,375	$—	$286,375

Back to Index

15.	Consolidating Financial Information – (Continued)

D. 2011 Senior Notes – (Continued)

     In conjunction with our equity-for-debt exchange consummated in 2004, Foster Wheeler LLC issued new 2011 Senior Notes in exchange for a portion of our 2005 Senior Notes and for new cash proceeds. We had $270,794 and $271,643 of 2011 Senior Notes outstanding (including unamortized premium of $9,323 and $10,172, respectively) as of September 30, 2005 and December 31, 2004, respectively.

     In October 2005, we commenced another equity-for-debt exchange offer for up to $150,000 outstanding principal amount of the 2011 Senior Notes, along with a consent solicitation. Under the terms of the exchange offer, each tendering holder will receive 40.179 common shares for each thousand dollars of aggregate principal amount of 2011 Senior Notes, including accrued and unpaid interest, accepted by us for exchange. Currently, the exchange offer is expected to expire on November 10, 2005. Concurrent with the exchange offer, we also solicited consents from holders of the outstanding 2011 Senior Notes to proposed amendments to the indenture under which the outstanding 2011 Senior Notes were issued. The related consent solicitation expired on October 27, 2005. As of October 27, 2005, we obtained the consent of a majority of the outstanding aggregate principal amount of the 2011 Senior Notes required to amend the indenture. The results of the exchange offer and consent solicitation will be reflected in our fourth quarter 2005 financial statements.

     The 2011 Senior Notes are fully and unconditionally guaranteed by Foster Wheeler Ltd. and the following companies: Continental Finance Company Ltd., Equipment Consultants, Inc., Financial Services S.a.r.l., Foster Wheeler Holdings, Ltd., Foster Wheeler Asia Limited, Foster Wheeler Asia Pacific Pte. Ltd., Foster Wheeler Caribe Corporation, C.A., Foster Wheeler Constructors, Inc., Foster Wheeler Continental B.V., Foster Wheeler Development Corporation, FW Energie B.V., Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Europe B.V., Foster Wheeler Europe Limited, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler Intercontinental Corporation, Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler (Malaysia) Sdn. Bhd., Foster Wheeler Middle East Corporation, Foster Wheeler North America Corp., Foster Wheeler Petroleum Services S.A.E., Foster Wheeler Power Company Ltd. – La Societe D’Energie Foster Wheeler Ltee., Foster Wheeler Power Corporation, Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., F.W. – Gestao E Servicos S.A., FW Hungary Licensing Limited Liability Company, FW Management Operations, Ltd., FW Overseas Operations Limited, Manops Limited, P.E. Consultants, Inc., Perryville Service Company Ltd., Process Consultants, Inc., Pyropower Operating Services Company, Inc., Perryville III Trust and Singleton Process Systems GmbH. Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC and each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd. The summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the guarantors because we do not believe that such separate financial statements and related disclosures would be material to investors.

     The following represents summarized condensed consolidating financial information as of September 30, 2005 and December 31, 2004 with respect to our financial position, and for the three and nine months ended September 30, 2005 and September 24, 2004 for results of operations and for the nine months ended September 30, 2005 and September 24, 2004 for cash flows.

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

Back to Index

15.	Consolidating Financial Information – (Continued)

D. 2011 Senior Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets

Cash and cash equivalents	$—	$—	$43,158	$269,071	$—	$312,229
Accounts and notes receivable, net	545,344	161,261	214,450	641,827	(1,154,827)	408,055
Contracts in process and inventories	—	—	48,198	52,992	4	101,194
Investment and advances	—	—	1,248	—	(1,248)	—
Other current assets	—	—	4,289	39,245	—	43,534

Total current assets	545,344	161,261	311,343	1,003,135	(1,156,071)	865,012
Investments in subsidiaries and others	(1,134,951)	(692,487)	(143,180)	248,299	1,887,954	165,635
Land, buildings & equipment, net	—	—	43,429	217,973	—	261,402
Notes and accounts receivable – long-term	210,000	487,108	53,323	16,399	(759,731)	7,099
Intangible assets, net	—	—	96,965	19,247	—	116,212
Asbestos-related insurance recovery receivable	—	299,263	—	38,368	—	337,631
Other assets	—	13,693	69,688	100,103	—	183,484

TOTAL ASSETS	$(379,607)	$268,838	$431,568	$1,643,524	$(27,848)	$1,936,475

Liabilities and Shareholders’ (Deficit)/Equity

Accounts payable and accrued expenses	$(7,673)	$664,436	$563,296	$464,629	$(1,154,824)	$529,864
Estimated costs to complete long-term contracts	—	—	97,221	254,629	—	351,850
Other current liabilities	—	11,372	12,647	144,795	—	168,814

Total current liabilities	(7,673)	675,808	673,164	864,053	(1,154,824)	1,050,528
Long-term debt	3,070	276,757	66,440	112,385	—	458,652
Pension, postretirement and other employee benefits	—	—	185,071	70,219	—	255,290
Asbestos-related liability	—	330,861	—	38,368	—	369,229
Other long-term liabilities and minority interest	—	120,207	641,844	188,860	(773,131)	177,780

TOTAL LIABILITIES	(4,603)	1,403,633	1,566,519	1,273,885	(1,927,955)	2,311,479

Common stock and paid-in capital	1,013,136	242,613	242,613	302,035	(787,261)	1,013,136
Accumulated (deficit)/retained earnings	(1,083,935)	(1,083,271)	(1,083,427)	212,288	1,954,410	(1,083,935)
Accumulated other comprehensive loss	(294,137)	(294,137)	(294,137)	(144,684)	732,958	(294,137)
Unearned compensation	(10,068)	—	—	—	—	(10,068)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(375,004)	(1,134,795)	(1,134,951)	369,639	1,900,107	(375,004)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(379,607)	$268,838	$431,568	$1,643,524	$(27,848)	$1,936,475

Back to Index

15.	Consolidating Financial Information – (Continued)

D. 2011 Senior Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004
(Restated – See Note 2)

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets

Cash and cash equivalents	$—	$—	$61,409	$230,158	$—	$291,567
Accounts and notes receivable, net	416,260	184,449	193,457	606,363	(894,033)	506,496
Contracts in process and inventories	—	—	49,618	124,456	3	174,077
Investment and advances	—	—	1,247	—	(1,247)	—
Other current assets	—	—	4,155	73,451	(448)	77,158

Total current assets	416,260	184,449	309,886	1,034,428	(895,725)	1,049,298
Investments in subsidiaries and others	(1,153,046)	(723,487)	(222,346)	245,701	2,011,502	158,324
Land, buildings & equipment, net	—	—	46,011	234,294	—	280,305
Notes and accounts receivable – long-term	210,000	487,108	94,252	16,426	(800,733)	7,053
Intangible assets, net	—	—	98,979	22,523	—	121,502
Asbestos-related insurance recovery receivable	—	290,494	—	42,400	—	332,894
Other assets	—	5,330	79,893	152,940	—	238,163

TOTAL ASSETS	$(526,786)	$243,894	$406,675	$1,748,712	$315,044	$2,187,539

Liabilities & Shareholders’ (Deficit)/Equity

Accounts payable and accrued expenses	$(4,239)	$498,673	$527,345	$475,677	$(894,028)	$603,428
Estimated costs to complete long-term contracts	—	—	97,316	361,105	—	458,421
Other current liabilities	(52)	11,372	13,932	174,768	(448)	199,572

Total current liabilities	(4,291)	510,045	638,593	1,011,550	(894,476)	1,261,421
Long-term debt	3,070	342,820	66,073	122,896	—	534,859
Pension, postretirement and other employee benefits	—	—	207,146	64,705	—	271,851
Asbestos-related liability	—	405,000	—	42,400	—	447,400
Other long-term liabilities and minority interest	—	138,954	647,909	224,910	(814,200)	197,573

TOTAL LIABILITIES	(1,221)	1,396,819	1,559,721	1,466,461	(1,708,676)	2,713,104

Common stock and paid-in capital	883,573	242,613	242,613	300,992	(786,218)	883,573
Accumulated (deficit)/retained earnings	(1,096,348)	(1,098,795)	(1,098,916)	119,400	2,078,311	(1,096,348)
Accumulated other comprehensive loss	(296,743)	(296,743)	(296,743)	(138,141)	731,627	(296,743)
Unearned compensation	(16,047)	—	—	—	—	(16,047)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(525,565)	(1,152,925)	(1,153,046)	282,251	2,023,720	(525,565)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(526,786)	$243,894	$406,675	$1,748,712	$315,044	$2,187,539

Back to Index

15.	Consolidating Financial Information – (Continued)

D. 2011 Senior Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
Three Months Ended September 30, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$96,921	$458,142	$(22,707)	$532,356
Cost of operating revenues	—	—	(82,839)	(374,222)	22,707	(434,354)

Contract profit	—	—	14,082	83,920	—	98,002

Selling, general and administrative expenses	(16,108)	—	(10,787)	(23,212)	—	(50,107)
Other income	50	11,791	5,070	17,268	(19,125)	15,054
Other deductions and minority interest	—	(1,316)	(133)	(8,427)	424	(9,452)
Interest expense	(63)	(7,979)	(18,824)	(4,425)	18,701	(12,590)
Loss on equity-for-debt exchange	—	(40,213)	—	—	—	(40,213)
Equity in net (loss)/income of subsidiaries	(585)	37,142	13,422	—	(49,979)	—

(Loss)/income before income taxes	(16,706)	(575)	2,830	65,124	(49,979)	694
Provision for income taxes	—	—	(3,414)	(13,986)	—	(17,400)

Net (loss)/income	(16,706)	(575)	(584)	51,138	(49,979)	(16,706)
Other comprehensive income:
Foreign currency translation adjustment	617	617	617	893	(2,127)	617

Net comprehensive (loss)/income	$(16,089)	$42	$33	$52,031	$(52,106)	$(16,089)

Back to Index

15.	Consolidating Financial Information – (Continued)

D. 2011 Senior Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
Nine Months Ended September 30, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$346,351	$1,299,278	$(64,190)	$1,581,439
Cost of operating revenues	—	—	(300,073)	(1,059,417)	64,190	(1,295,300)

Contract profit	—	—	46,278	239,861	—	286,139

Selling, general and administrative expenses	(2,986)	—	(42,679)	(117,745)	—	(163,410)
Other income	150	34,426	15,256	50,555	(56,002)	44,385
Other deductions and minority interest	—	(3,377)	(19,034)	(13,004)	2,110	(33,305)
Interest expense	(188)	(26,346)	(55,168)	(13,602)	53,892	(41,412)
Loss on equity-for-debt exchange	—	(41,513)	—	—	—	(41,513)
Equity in net income of subsidiaries	15,489	52,335	75,643	—	(143,467)	—

Income before income taxes	12,465	15,525	20,296	146,065	(143,467)	50,884
Provision for income taxes	(52)	—	(4,807)	(33,612)	—	(38,471)

Net income	12,413	15,525	15,489	112,453	(143,467)	12,413
Other comprehensive income/(loss):
Foreign currency translation adjustment	2,606	2,606	2,606	(6,543)	1,331	2,606

Net comprehensive income	$15,019	$18,131	$18,095	$105,910	$(142,136)	$15,019

Back to Index

15.	Consolidating Financial Information – (Continued)

D. 2011 Senior Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
Three Months Ended September 24, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$159,050	$584,654	$(23,150)	$720,554
Cost of operating revenues	—	—	(135,741)	(560,896)	23,150	(673,487)

Contract profit	—	—	23,309	23,758	—	47,067

Selling, general and administrative expenses	—	—	(15,527)	(39,333)	—	(54,860)
Other income	3,188	13,907	2,432	15,669	(22,952)	12,244
Other deductions and minority interest	1	(113)	(1,942)	(7,189)	221	(9,022)
Interest expense	(3,197)	(18,516)	(22,711)	(4,781)	22,731	(26,474)
Loss on equity-for-debt exchange	—	(164,910)	(10,031)	—	—	(174,941)
Equity in net loss of subsidiaries	(215,462)	(45,825)	(186,637)	—	447,924	—

Loss before income taxes	(215,470)	(215,457)	(211,107)	(11,876)	447,924	(205,986)
Provision for income taxes	—	—	(4,355)	(5,129)	—	(9,484)

Net loss	(215,470)	(215,457)	(215,462)	(17,005)	447,924	(215,470)
Other comprehensive income:
Foreign currency translation adjustment	7,730	7,730	7,730	1,253	(16,713)	7,730

Net comprehensive loss	$(207,740)	$(207,727)	$(207,732)	$(15,752)	$431,211	$(207,740)

Back to Index

15.	Consolidating Financial Information – (Continued)

D. 2011 Senior Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
Nine Months Ended September 24, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$459,174	$1,665,718	$(102,960)	$2,021,932
Cost of operating revenues	—	—	(359,997)	(1,536,591)	102,960	(1,793,628)

Contract profit	—	—	99,177	129,127	—	228,304

Selling, general and administrative expenses	—	—	(45,907)	(122,595)	—	(168,502)
Other income	10,013	42,241	13,623	69,839	(69,732)	65,984
Other deductions and minority interest	(1)	(292)	(12,006)	(9,377)	1,138	(20,538)
Interest expense	(10,036)	(54,045)	(68,737)	(13,330)	68,594	(77,554)
Loss on equity-for-debt exchange	—	(164,910)	(10,031)	—	—	(174,941)
Equity in net loss of subsidiaries	(189,909)	(12,880)	(159,008)	—	361,797	—

(Loss)/income before income taxes	(189,933)	(189,886)	(182,889)	53,664	361,797	(147,247)
Provision for income taxes	—	—	(7,020)	(35,666)	—	(42,686)

Net (loss)/income	(189,933)	(189,886)	(189,909)	17,998	361,797	(189,933)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(1,968)	(1,968)	(1,968)	8,853	(4,917)	(1,968)

Net comprehensive (loss)/income	$(191,901)	$(191,854)	$(191,877)	$26,851	$356,880	$(191,901)

Back to Index

15.	Consolidating Financial Information – (Continued)

D. 2011 Senior Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(38)	$3,478	$(84,773)	$104,475	$(22,263)	$879

Cash Flows from Investing Activities
Change in restricted cash	—	—	(917)	39,650	—	38,733
Capital expenditures	—	—	(704)	(5,972)	—	(6,676)
Proceeds from sale of assets	—	—	67	1,926	—	1,993
Increase in investment and advances	—	—	—	(514)	—	(514)
Decrease in short-term investments	—	—	—	24,424	—	24,424

Net cash (used in)/provided by investing activities	—	—	(1,554)	59,514	—	57,960

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(22,263)	22,263	—
Payment of deferred financing cost	—	(13,440)	—	—	—	(13,440)
Repayment of long-term debt	—	—	—	(11,511)	—	(11,511)
Other	38	9,962	68,915	(81,132)	—	(2,217)

Net cash provided by/(used in) financing activities	38	(3,478)	68,915	(114,906)	22,263	(27,168)

Effect of exchange rate changes on cash and cash equivalents	—	—	(839)	(10,170)	—	(11,009)

(Decrease)/increase in cash and cash equivalents	—	—	(18,251)	38,913	—	20,662
Cash and cash equivalents, beginning of year	—	—	61,409	230,158	—	291,567

Cash and cash equivalents, end of period	$—	$—	$43,158	$269,071	$—	$312,229

Back to Index

15.	Consolidating Financial Information – (Continued)

D. 2011 Senior Notes – (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 24, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by
operating activities	$(24)	$(16,832)	$(63,666)	$87,844	$(53,648)	$(46,326)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(245)	(11,955)	—	(12,200)
Capital expenditures	—	—	283	(7,760)	—	(7,477)
Proceeds from sale of assets	—	—	16,709	342	—	17,051
Decrease/(increase) in investment and advances	—	—	75,082	(75,082)	—	—
Increase in short-term investments	—	—	—	(7,330)	—	(7,330)

Net cash provided by/(used in) investing activities	—	—	91,829	(101,785)	—	(9,956)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(11,618)	(42,030)	53,648	—
Decrease in short-term debt	—	—	—	(121)	—	(121)
Proceeds from long-term debt	—	120,000	—	—	—	120,000
Repayment of long-term debt	—	(128,163)	—	(10,560)	—	(138,723)
Other	24	24,995	(12,472)	(15,210)	—	(2,663)

Net cash provided by/(used in) financing activities	24	16,832	(24,090)	(67,921)	53,648	(21,507)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,091)	2,160	—	69

Increase/(decrease) in cash and cash equivalents	—	—	1,982	(79,702)	—	(77,720)
Cash and cash equivalents,beginning of year	—	—	41,357	322,738	—	364,095

Cash and cash equivalents, end of period	$—	$—	$43,339	$243,036	$—	$286,375

Back to Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(amounts in thousands of dollars, except per share amounts)

     The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and results of operations for the periods indicated below. This management’s discussion and analysis and other sections of this quarterly report on Form 10-Q contain forward-looking statements that are based on our assumptions, expectations and projections about the various industries within which Foster Wheeler operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors could cause business conditions and results to differ materially from what is contained in our forward-looking statements. See “Safe Harbor Statement” below.

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

     We operate through two business groups – the Global Engineering & Construction (“E&C”) Group and the Global Power (“Global Power”) Group. In addition, corporate center expenses, restructuring expenses and certain legacy liabilities (i.e., asbestos and corporate debt) are reported independently in the Corporate and Finance (“C&F”) Group.

     Results

     Including the impact of equity-for-debt exchange offers as discussed further below, we reported a net loss of $16,700 on operating revenues of $532,400 in the third quarter of 2005, compared to a net loss of $215,500 on operating revenues of $720,600 in the comparable period of 2004. For the nine months ending September 30, 2005, we reported net income of $12,400 on operating revenues of $1,581,400, compared to a net loss of $189,900 on operating revenues of $2,021,900 in the corresponding period of 2004.

     Our financial results for the third quarters of 2005 and 2004 are dominated by the impact of two completed equity-for-debt exchanges. In August 2005, we completed an equity-for-debt exchange in which we reduced our outstanding debt by $65,200 and our deferred accrued interest by $26,100. The net impact of the exchange was an improvement of $87,600 in consolidated shareholders’ deficit. We increased paid-in capital and common stock by $129,100 for the fair value of the equity issued and recorded a $40,200 pretax charge, which was substantially non-cash, in conjunction with this exchange in the third quarter of 2005. The charge reflects the difference between the carrying value of the debt and the market price of the common shares on the closing date of the exchange. Similarly, in September 2004, we consummated an equity-for-debt exchange, which reduced our existing debt by $437,000 and our deferred accrued interest by $31,100. The net impact of the 2004 exchange was an improvement of $448,200 in consolidated shareholders’ deficit. We increased paid-in capital and capital stock by $623,100 for the fair value of the equity issued and recorded a $174,900 pretax charge, which was substantially non-cash, in conjunction with such exchange in the third quarter of 2004. The charge resulted primarily from conversion expense on the exchange of the convertible notes. Refer to Note 4 to the condensed consolidated financial statements for further information regarding these transactions.

     We continued to experience solid growth in new orders and backlog during the third quarter of 2005, building upon our strong second quarter 2005 results. Our consolidated new orders for the third quarter of 2005 were $942,200, an increase of 236%, as compared to the same period of 2004. As a result, our consolidated backlog increased 70% to $3,068,900 as of September 30, 2005, from $1,807,600 as of September 24, 2004. Our backlog measured in terms of Foster Wheeler scope also increased 64% to $1,791,900 as of September 30, 2005, from $1,091,100 as of September 24, 2004.

Back to Index

     Challenges and Drivers

     Our primary focus continues to be obtaining new contract awards, building quality backlog and executing projects well. We have recently experienced significant growth in new bookings in both our business groups, which has increased our backlog to its highest level since the second quarter of 2003. The global markets in which we operate are largely dependent on overall economic growth and continue to be highly competitive.

     We expect that capital investments in the markets served by our E&C Group, including the chemical, petrochemical, oil refining, liquefied natural gas and upstream oil and gas industries, will remain strong in 2005 and into 2006. The E&C Group’s new orders for the third quarter of 2005 were $652,200, an increase of 350% when compared to the comparable period of 2004. The E&C Group’s year-to-date 2005 new orders were $2,163,600, an increase of 77% when compared to the first nine months of 2004.

     Capital investment by our clients in the domestic U.S. power market during the first nine months of 2005 was strong. Global Power’s new orders for the third quarter of 2005 were $290,000, an increase of 114% when compared to the third quarter of 2004. Global Power’s year-to-date 2005 new orders were $681,300, an increase of 72%, when compared to the first nine months of 2004. Client investments in solid fuel fired electric power generation in Europe remained relatively weak.

     We believe that we are well positioned to address these markets through our existing network of operating companies, and for the full year 2005 expect an increase in the amount of new orders compared with the amounts recorded in 2004. Because these markets remain highly competitive, and many of these contracts will be awarded on a competitive bid basis, we cannot provide assurance that these increases will be achieved.

     We expect to continue to execute a portion of our engineering, procurement and construction contracts on a lump-sum turnkey (“LSTK”) basis in 2005. LSTK contracts are more risky than reimbursable contracts because we agree to the selling prices at the time we enter into the contracts. Consequently, costs and execution schedules are based on estimates, and we assume substantially all of the risks associated with completing the project as well as the post-completion warranty obligations within these estimates. In order to control the risks involved in LSTK contracts, our Project Risk Management Group (“PRMG”) reviews proposals and contracts to evaluate the levels of acceptable risk and to develop strategies to mitigate such risks. To date, no project has recorded losses where the PRMG reviewed and approved the proposal prior to submission to the client. Controlling these risks remains one of our top priorities.

     Proposed asbestos trust fund legislation has been introduced in both houses of Congress in Washington D.C. and, if enacted in the form currently under discussion, would have a material adverse impact on our cash flow and results of operations. As a result of the proposed legislation, we may be required to make annual contributions to a national trust fund for a period of up to 30 years. While the exact amount that we may be required to pay over this period of time is unknown, under the form of a bill reported by the Senate Judiciary Committee, the amount would be at least $19.3 million per year for 30 years, none of which is covered by insurance. We remain part of a consortium of companies actively lobbying against the enactment of such proposed legislation, as currently drafted.

     Proposed pension legislation has been introduced in the House of Representatives in Washington D.C. which, if enacted, could have an adverse impact on the amount and timing of our future contributions.

     One of our subsidiaries is a party to a contract to construct a spent nuclear storage facility for a U.S. government agency. Refer to Note 14 to the condensed consolidated financial statements for further information.

     Liquidity

     Maintaining adequate domestic liquidity continues to be a management priority. We normally repatriate cash from our foreign operations and we expect to continue to need to repatriate cash from our foreign operations in the future. In March 2005, we entered into a new 5-year Senior Credit Agreement that replaced our prior Senior Credit Facility. This new facility is available to issue letters of credit for up to $250,000 and provides a revolving line of credit of up to $75,000. The sum of the letters of credit issued under the facility and the utilization under the revolving line of credit cannot exceed $250,000. Additionally, the E&C’s U.K. operation entered into a £50,000 (approximately $88,200) bank guarantee facility and a £150,000 (approximately $264,600) foreign exchange hedging facility in July 2005.

Back to Index

     We forecast cash flow over a twelve-month period and project that sufficient cash will be available to fund our U.S. and foreign working capital needs through the end of such period – See “Liquidity and Capital Resources” for additional details. As with any forecast, there can be no assurance that the cash amounts realized and/or timing of the cash flows will match our forecast.

Results of Operations:

     Consolidated Operating Revenues:

	September 30, 2005	September 24, 2004	$ Change	% Change

Three Months Ended	$532,400	$720,600	$(188,200)	(26.1)%
Nine Months Ended	$1,581,400	$2,021,900	$(440,500)	(21.8)%

     The change in third quarter and year-to-date 2005 operating revenues reflects a decline in revenues in both our E&C and Global Power Groups (see Note 12 to the condensed consolidated financial statements). The lower revenues for the E&C Group were due primarily to a reduction in flow-through costs in our United Kingdom, Continental Europe and Asia-Pacific operations in the three and nine months ended September 30, 2005 of $142,000 and $414,000, respectively. Flow-through costs relate to projects where we purchase and install equipment on behalf of our customers with little or no mark-up. Therefore, while resulting in lower operating revenues, lower flow-though costs do not negatively impact net earnings. The decline in revenues in Global Power resulted from several large lump-sum turnkey contracts in Europe, which had been executed in 2004 that were not replaced in 2005.

     See the individual group discussions for additional details on operating revenues.

     Consolidated Cost of Operating Revenues:

	September 30, 2005	September 24, 2004	$ Change	% Change

Three Months Ended	$434,400	$673,500	$(239,100)	(35.5)%
Nine Months Ended	$1,295,300	$1,793,600	$(498,300)	(27.8)%

     The change in third quarter and year-to-date 2005 cost of operating revenues reflects lower cost of operating revenues in both our E&C Group and our Global Power Group and relates primarily to the aforementioned reduction in flow-through costs in the E&C Group and the reduction of LSTK contracts in Global Power. The decline in our E&C Group occurred primarily within our Continental Europe and the United Kingdom operations, while the decline in our Global Power Group occurred primarily in our European Power operations where we will no longer contract for LSTK contracts for full power plants without partnering with an E&C affiliate or a qualified third-party.

     Consolidated Selling, General and Administrative (SG&A) Expenses:

	September 30, 2005	September 24, 2004	$ Change	% Change

Three Months Ended	$50,100	$54,900	$(4,800)	(8.7)%
Nine Months Ended	$163,400	$168,500	$(5,100)	(3.0)%

     SG&A expenses include the costs associated with the general management of the Company, all sales pursuit costs, including proposal expenses, and research and development costs. The change in SG&A for the third quarter of 2005 results primarily from reductions in sales pursuit costs of $1,000, research and development costs of $1,600 and general overhead of $4,400, which are partially offset by non-cash amortization expense of $2,200 related to the equity issued to employees under the long-term incentive program implemented at the conclusion of our 2004 equity-for-debt exchange. The reduction in year-to-date 2005 SG&A similarly results from decreases in sales pursuit costs of $5,100, research and development costs of $3,700 and general overhead of $2,700, which are partially offset by the amortization expense of $6,400 related to the long-term incentive program.

Back to Index

     Consolidated Other Income:

	September 30, 2005	September 24, 2004	$ Change	% Change

Three Months Ended	$15,100	$12,200	$2,900	23.8%
Nine Months Ended	$44,400	$66,000	$(21,600)	(32.7)%

     Third quarter 2005 other income consists primarily of $2,000 of interest income, $10,700 in equity earnings generated from our investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, and $300 of investment income earned by our captive insurance company.

     Third quarter 2004 other income consists primarily of $2,000 of interest income, $8,700 in equity earnings generated from our investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, and $500 of investment income earned by our captive insurance company.

     Year-to-date 2005 other income consists primarily of $6,500 of interest income, $24,600 in equity earnings generated from our investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, a $1,500 gain recognized in the U.K. on the sale of an investment, and $1,100 of investment income earned by our captive insurance company.

     Year-to-date 2004 other income consists primarily of $6,500 of interest income, $26,800 in equity earnings generated from our investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, a $19,200 gain on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe, and $900 of investment income earned by our captive insurance company.

     Consolidated Other Deductions:

	September 30, 2005	September 24, 2004	$ Change	% Change

Three Months Ended	$7,300	$7,100	$200	2.8%
Nine Months Ended	$28,400	$15,600	$12,800	82.1%

     Third quarter 2005 other deductions consists primarily of $3,600 of legal fees, $1,100 for the amortization of intangible assets, $1,400 of bank fees, $700 of environmental costs and $(3,700) of bad debt recovery.

     Third quarter 2004 other deductions consists primarily of $1,400 of restructuring and credit agreement costs, $1,700 of exchange losses, and $1,100 for the amortization of intangible assets.

     Year-to-date 2005 other deductions consists primarily of $7,300 of bank fees, $3,500 of which was associated with our previous Senior Credit Facility, $7,300 of legal fees, $3,200 of exchange losses, $3,200 for the amortization of intangible assets, $3,600 of environmental costs and $(6,500) of bad debt recovery.

     Year-to-date 2004 other deductions consists primarily of $15,200 of restructuring and credit agreement costs, $700 of exchange losses, $3,200 for the amortization of intangible assets and a net $(14,200) gain on the settlement of asbestos coverage litigation.

Back to Index

     Consolidated Interest Expense:

	September 30, 2005	September 24, 2004	$ Change	% Change

Three Months Ended	$12,600	$26,500	$(13,900)	(52.5)%
Nine Months Ended	$41,400	$77,600	$(36,200)	(46.6)%

     The decreases in interest expense for the third quarter and year-to-date 2005 reflects the effect of our two completed equity-for-debt exchanges.

     Consolidated Minority Interest:

	September 30, 2005	September 24, 2004	$ Change	% Change

Three Months Ended	$2,100	$1,900	$200	10.5%
Nine Months Ended	$4,900	$4,900	$—	0.0%

     Minority interest reflects third-party ownership interests in the results of Global Power’s Martinez, California gas-fired cogeneration facility, and manufacturing facilities in Poland and the People’s Republic of China.

     Consolidated Loss on Equity-for-Debt Exchange:

	September 30, 2005	September 24, 2004	$ Change	% Change

Three Months Ended	$40,200	$174,900	$(134,700)	(77.0)%
Nine Months Ended	$41,500	$174,900	$(133,400)	(76.3)%

     The loss on the equity-for-debt exchange for the third quarter and year-to-date 2005 periods results from the trust securities exchange offer consummated in August 2005. The net impact of the exchange was an improvement of $87,600 in consolidated shareholders’ deficit. We recorded an increase in paid-in capital and common stock of $129,100, which was partially offset by the $41,500 pretax charge. The charge, which was substantially non-cash, reflects the difference between the carrying value of the debt and the market price of the common shares on the closing date of the exchange.

     The loss on the equity-for-debt exchange for the third quarter and year-to-date 2004 periods results from the equity-for-debt exchange offer consummated in September 2004. The net impact of the 2004 exchange was an improvement of $448,200 in consolidated shareholders’ deficit. We increased paid-in capital and capital stock by $623,100 for the fair value of the equity issued and recorded a $174,900 pretax charge. The charge, which was substantially non-cash, resulted primarily from conversion expense on the exchange of the convertible notes.

     Refer to Note 4 to the condensed consolidated financial statements for further information regarding these transactions.

Consolidated Tax Provision:

	September 30, 2005	September 24, 2004	$ Change	% Change

Three Months Ended	$17,400	$9,500	$7,900	83.2%
Nine Months Ended	$38,500	$42,700	$(4,200)	(9.8)%

     The consolidated tax provision results from the fact that certain of our operating units in North America, Europe and Asia are profitable and are liable for national and/or local income taxes. The tax provision also includes certain domestic U.S. state taxes. Additionally, taxes may be due in countries where our operating units execute project-related works. The pretax earnings of international operations cannot be offset against entities generating losses in the United States and certain other international jurisdictions. The provisions of SFAS No. 109, “Accounting for Income Taxes,” prohibit us from recording domestic and certain foreign tax benefits due to the cumulative losses incurred domestically and in certain international tax jurisdictions in the three years ended December 31, 2004. Accordingly, the tax provision represents primarily taxes from profits generated in Europe and Asia that cannot be used to reduce losses incurred in other tax jurisdictions. Our effective tax rate will be dependent on the location and amount of our taxable earnings. We are currently experiencing a positive earnings trend in certain jurisdictions for which valuation allowances against deferred tax assets were established in previous years. If this trend continues, we will evaluate the need to reverse the valuation allowances in respect of such deferred tax assets.

Back to Index

     Consolidated EBITDA:

	September 30, 2005	September 24, 2004	$ Change	% Change

Three Months Ended	$20,200	$(171,800)	$192,000	(111.8)%
Nine Months Ended	$113,700	$(45,600)	$159,300	(349.3)%

     Third quarter and year-to-date EBITDA for both 2004 and 2005 include the impact of the completed equity-for-debt exchange offers. Accordingly, the third quarter and year-to-date 2005 results include a charge to income of $40,200 and $41,500, respectively, related to the trust securities exchange offer consummated in August 2005. The comparable periods of 2004 include a $174,900 charge to income related to the exchange offer completed in September 2004. Refer to Note 4 to the condensed consolidated financial statements for further information.

     The increase in third quarter 2005 EBITDA reflects the operational performance in our E&C operations in the United Kingdom and Continental Europe driven by project cost under runs, and the successful completion of warranty periods and the improved performance of our Global Power operations in Europe.

     The increase in year-to-date 2005 EBITDA reflects the operational performance in our E&C operations in the United Kingdom and the improved performance of our Global Power operations in Europe. The increase occurred even though 2004 included gains of $19,200 on the sales of minority equity interests in special-purpose companies that owned development rights to power projects in Italy, and a net $14,200 gain on the settlement with certain of our asbestos insurance companies recorded in the first nine months of 2004, neither of which were repeated in 2005.

     EBITDA is a supplemental, non-generally accepted accounting principle financial measure. EBITDA is defined as income/(loss) before taxes (and before goodwill charges), interest expense, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. EBITDA, after adjustment for unusual and infrequent items specifically excluded in the terms of the Senior Credit Agreement, is used for certain covenants under the Senior Credit Agreement. We believe that the line item on our condensed consolidated statement of operations and comprehensive income/(loss) entitled “net (loss)/income” is the most directly comparable generally accepted accounting principle (“GAAP”) financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net loss as an indicator of operating performance. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net loss, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed substantial amounts of money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations;

•	It does not include depreciation. Because we must utilize substantial property, plant and equipment in order to generate revenues in our operations, depreciation is a necessary and ongoing part of our costs. Therefore, any measure that excludes depreciation has material limitations.

Back to Index

A reconciliation of EBITDA, a non-GAAP financial measure, to net (loss)/income, a GAAP measure, is shown below.

	Total		Engineering and Construction		Global Power Group		Corporate and Financial Services(1)

For the three months ended September 30, 2005
EBITDA	$20,300	(2)	$54,900	(2)	$27,500	(2)	$(62,100	)(2)

Less: Interest expense	(12,600)
Less: Depreciation and amortization	(7,000)

Income before income taxes	700
Provision for income taxes	(17,400)

Net loss	$(16,700)

For the three months ended September 24, 2004
EBITDA	$(171,800	)(3)	$21,100	(3)	$(1,700	)(3)	$(191,200	)(3)

Less: Interest expense	(26,500)
Less: Depreciation and amortization	(7,700)

Loss before income taxes	(206,000)
Provision for income taxes	(9,500)

Net loss	$(215,500)

For the nine months ended September 30, 2005
EBITDA	$113,700	(4)	$133,600	(4)	$90,200	(4)	$(110,100	)(4)

Less: Interest expense	(41,400)
Less: Depreciation and amortization	(21,400)

Income before income taxes	50,900
Provision for income taxes	(38,500)

Net income	$12,400

For the nine months ended September 24, 2004
EBITDA	$(45,600	)(5)	$112,200	(5)	$67,000	(5)	$(224,800	)(5)

Less: Interest expense	(77,500)
Less: Depreciation and amortization	(24,100)

Loss before income taxes	(147,200)
Provision for income taxes	(42,700)

Net loss	$(189,900)

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.
(2)	Includes in the three months ended September 30, 2005: the regular re-evaluation of contract profit estimates of $35,700: $23,400 in E&C and $12,300 in Global Power; and a net charge of $(40,200) recorded in C&F in conjunction with the Trust Preferred Securities exchange offer.
(3)	Includes in the three months ended September 24, 2004: the regular re-evaluation of contract profit estimates of $2,200: $24,400 in E&C and $(22,200) in Global Power; a net charge of $(174,900) recorded in C&F in conjunction with the equity-for-debt exchange offer consummated in 2004; an aggregate charge of $(1,400) for restructuring and credit agreement costs in C&F; and charges for severance cost of $(800): $(700) in E&C and $(100) in C&F.
(4)	Includes in the nine months ended September 30, 2005: the regular re-evaluation of contract profit estimates of $105,900: $73,500 in E&C and $32,400 in Global Power; credit agreement costs associated with the previous Senior Credit Facility of $(3,500) in C&F; and a net charge of $(41,500) recorded in C&F in conjunction with the Trust Preferred Securities exchange offer.
(5)	Includes in the nine months ended September 24, 2004: an aggregate gain of $19,200 in E&C on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe; the regular re-evaluation of contract profit estimates of $52,900: $83,300 in E&C and $(30,400) in Global Power; a net charge of $(174,900) recorded in C&F in conjunction with the equity-for-debt exchange offer consummated in 2004; an aggregate charge of $(15,200) for restructuring and credit agreement costs in C&F; a net gain of $14,200 in C&F on the settlement of coverage litigation with certain asbestos insurance carriers; and charges for severance cost of $(1,400): $(1,300) in E&C and $(100) in C&F.

Back to Index

Additional segment information is detailed in Note 12 to the condensed consolidated financial statements.

     Reportable Segments

               We use several financial metrics to measure the performance of our business segments. EBITDA, as discussed and defined above, is the primary earnings measure used by our chief decision makers.

     Engineering and Construction Group

	Three Months Ended				Nine Months Ended

	September 30, 2005	September 24, 2004	$ Change	% Change	September 30, 2005	September 24, 2004	$ Change	% Change

Operating revenue	$366,500	$445,400	$(78,900)	(17.7)%	$1,044,900	$1,243,700	$(198,800)	(16.0)%

EBITDA	$54,900	$21,100	$33,800	160.2%	$133,600	$112,200	$21,400	19.1%

     Results

     The change in third quarter and year-to-date 2005 operating revenues primarily reflects the aforementioned reduction in flow-through costs, partially offset by strong operating performance in the United Kingdom. Flow-through costs relate to situations where the Company purchases and installs equipment on behalf of customers with little or no mark-up. Therefore, although lower flow-through costs result in lower operating revenues, they do not negatively impact net earnings.

     The increase in EBITDA for the third quarter and year-to-date 2005 results primarily from the operational performance in the European operations driven by project cost under runs and the successful completion of warranty periods. The increase occurred even though year-to-date 2004 EBITDA included gains of $19,200 on the sales of minority equity interests in special-purpose companies owning development rights to power projects in Italy that were not repeated in 2005. We continue to execute contracts for the power projects whose development rights were sold.

     Overview of Segment

     Global economic growth remained strong in the first nine months of 2005 and we expect it to remain positive throughout the balance of 2005 and into 2006. Global economic growth continues to drive strong demand for oil and gas, petrochemicals and refined products, in turn stimulating an increase in investment in new and expanded plants.

Back to Index

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

     We believe that the cycle of investment at U.S. and European refineries to meet the demands of clean fuels legislation has now wound down. However, refineries in the Middle East and Asia are now embarking on similar programs. We believe that having the global refining system run at very high utilization rates, along with increasing global demand for transportation fuels and the current wide price differential between heavier higher-sulfur crudes and lighter, sweeter crudes, is stimulating refinery investment.

     The economic and market case for upgrading refinery residue to higher value transportation fuels is strong and we expect to see substantial investment in bottom-of-the-barrel upgrading projects in Europe, the U.S. and potentially Asia. We believe some of this investment will be authorized in 2005, but it is more likely that the majority of investment decisions will be made in 2006. Foster Wheeler has considerable experience and expertise in this area including our proprietary coking technology. We have seen an increase in the number of studies for potential delayed coking units. Foster Wheeler’s delayed coking technology, know-how, and experience designing and constructing delayed cokers places it in a good competitive position to address this market.

     Capacity constraints are leading to an interest in adding refinery capacity, both grassroots and expansions. Already, companies have announced several projects in the Middle East, and major expansion plans are being implemented for new facilities in Southeast Asia and China.

     Investment in petrochemical plants rose sharply in 2004 in response to strong demand growth driven by gross domestic product growth, and this has continued into 2005. The majority of this investment has been centered in the Middle East, but we believe there is also an increase in planned capacity in Asia.

     Although the pharmaceutical industry continues to grow rapidly, investment in new production facilities slowed in the latter part of 2004 and early 2005. We believe this may be attributable to industry cost pressure and increased regulation. Investment has focused on plant upgrading and improvement projects rather than major new production facilities, although there is now indications of some renewed interest in more significant plant investment.

Global Power Group

	Three Months Ended				Nine Months Ended

	September 30, 2005	September 24, 2004	$ Change	% Change	September 30, 2005	September 24, 2004	$ Change	% Change

Operating revenue	$165,900	$275,100	$(109,200)	(39.7)%	$536,500	$777,500	$(241,000)	(31.0)%

EBITDA	$27,500	$(1,700)	$29,200	N/M	$90,200	$67,000	$23,200	34.6%

N/M – not meaningful.

     Results

     The change in operating revenues in the third quarter and year-to-date 2005 primarily reflects our European units’ execution and completion of several major LSTK projects for full power plants that were not replaced during 2005. As previously announced, the Global Power Group will no longer undertake LSTK contracts for full power plants without the involvement of the E&C Group or a qualified external partner.

     The improvement in third quarter and year-to-date 2005 EBITDA reflects the improved performance of our European operations where we have avoided the project losses we incurred in 2004.

Back to Index

     Overview of Segment

     We anticipate several general global market forces will have a positive influence on our power business. Expected key market drivers include continued worldwide economic growth, rising natural gas pricing, an aging world solid fuel-fired boiler fleet, and tightening environmental regulations. We expect that coal will take an increasing share of the new power growth, that boiler service markets will grow in industrialized countries with large coal boiler fleets, and the use of opportunity fuels such as petroleum coke, biomass and other waste fuels will grow the demand for solid fuel industrial boilers.

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

     In the industrial sector, we expect manufacturers and producers to seek alternative lower cost methods of meeting their power needs in regions where rising gas prices are forecast (i.e., United States and Western Europe). We believe our CFB technology is well positioned to offer substantial value to this market due to its ability to convert a wide array of opportunity industrial fuels, such as chicken litter, demolition wood, bark and sludge, to power or steam. We believe that this will translate into an additional two to four GWe per year of CFB demand for the United States and Western Europe. We believe China also represents a significant industrial market centered mainly on their growing petrochemical industry, which could have a demand exceeding five GWe per year. Finally, environmental policies across all world regions lead us to expect continued growth for biomass energy, which is another growing market best served by our CFB technology.

     We believe the major markets for the boiler service business are in countries with the largest installed boiler fleets, experiencing economic growth, and the need to upgrade the units to today’s environmental and reliability standards. These markets include the United States, China, Germany, Japan, Australia and Poland.

Liquidity and Capital Resources

     Year-to-Date 2005 Activities

     In March 2005, we replaced our previous Senior Credit Facility with a new 5-year $250,000 Senior Credit Agreement. The new Senior Credit Agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus 5%. Standby letters of credit issued under the new Senior Credit Agreement will carry a fixed price throughout the life of the facility. The assets and/or the stock of certain of our domestic subsidiaries and certain of our foreign subsidiaries collateralize the Senior Credit Agreement and the 2011 Senior Notes. We paid approximately $13,400 in fees and expenses in conjunction with the execution of the Senior Credit Agreement. Such fees, paid predominantly in the first quarter of 2005, will be amortized to expense over the life of the agreement.

     In July 2005, our U.K. subsidiary entered into a £50,000 (approximately $88,200) bank guarantee facility and a £150,000 (approximately $264,600) foreign exchange hedging facility. Lenders under the facilities have a security interest in the stock and assets of our U.K. subsidiary and its subsidiaries.

     In August 2005, we completed an offer to exchange our common shares for Trust Preferred Securities. The exchange reduced the aggregate liquidation amount of our existing Trust Preferred Securities by $65,200 and reduced the amount of deferred accrued interest by $26,100. Similarly, in September 2004, we consummated an equity-for-debt exchange in which reduced our existing debt by $437,000 and reduced deferred accrued interest by $31,100. See Note 4 to the condensed consolidated financial statements for further information. Our annual cash interest expense after reflecting the exchange offers approximates $49,300.

Back to Index

     As of September 30, 2005, we had cash and cash equivalents on hand, short-term investments and restricted cash totaling $342,100, compared to $390,200 as of December 31, 2004. The decline includes the payment of deferred financing fees and expenses of $13,400 and scheduled debt repayments of $11,500. Of the $342,100 total at September 30, 2005, $302,100 was held by our foreign subsidiaries. See Note 2 to the condensed consolidated financial statements for additional details on cash and restricted cash balances.

     We generated cash from operations of $23,500 during the third quarter of 2005, compared to using $30,200 of cash from operations during the third quarter of 2004. For the first nine months of 2005, we generated cash from operations of $900, compared to using $46,300 of cash from operations during the comparable period of 2004. The significant improvement in cash from operations was driven by improved operating performance in the first nine months of 2005. In addition, the cash used in operations in first nine months of 2004 included the significant costs incurred on the three problem LSTK projects in the Global Power Group’s European operations and the 2004 equity-for-debt exchange, which did not recur in 2005.

     Capital expenditures in the first nine months of 2005 were $6,700, compared to $7,500 for the comparable period of 2004. The investments were primarily related to information technology equipment and office equipment. We anticipate an increase in capital expenditures related to an expansion at one of our manufacturing facilities during the next 12 months of approximately $4,000, which we anticipate financing. Other capital expenditures are currently anticipated to be funded by internal cash flows.

     Outlook

     We closely monitor liquidity and update our U.S. liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, asset sales, working capital needs, unused credit line availability and claims recoveries, if any. Our liquidity forecasts extend over a twelve-month period and continue to indicate that sufficient liquidity will be available to fund our working capital needs through such period.

     Our working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts. Working capital in our E&C Group tends to rise as workload increases while working capital tends to decrease in Global Power when the workload increases.

     It is customary in the industries in which we operate to provide standby letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. Due to our financial condition and current credit ratings, as well as changes in the bank and surety markets, we are required in certain circumstances to provide security to banks and the surety to obtain new standby letters of credit, bank guarantees and performance bonds. Certain of our European subsidiaries are required to cash collateralize their bonding requirements. (Refer to Note 2 to the condensed consolidated financial statements). Providing cash collateral increases working capital needs and limits our ability to repatriate funds from operating subsidiaries. Foster Wheeler Ltd. and Foster Wheeler LLC guarantee several European Power project bonds totaling approximately $59,900.

     Our domestic operating entities do not generate sufficient cash flow to cover the costs related to our indebtedness, obligations to fund U.S. pension plans, asbestos-related liabilities and corporate overhead expenses. Consequently, we require cash repatriations from our non-U.S. subsidiaries in the normal course of our operations to meet our domestic cash needs. Our 2005 forecast assumes total cash repatriation from our non-U.S. subsidiaries of approximately $119,400 from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends. We repatriated $86,100 and $65,000 from our non-U.S. subsidiaries in the first nine months of 2005 and 2004, respectively.

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

Back to Index

     We currently operate a plant that processes low-level nuclear waste for the U.S. Department of Energy. We funded the plant’s initial construction costs and the majority of our invested capital was recovered during the early stages of processing the first stream of waste materials in 2004. Our liquidity forecast includes $17,000 of funds from this project, $14,600 of which is the capital recovery upon the initial processing of a second waste stream of materials. These funds are expected during the fourth quarter of 2005 and the first quarter of 2006.

     Throughout 2003 and 2004, our subsidiaries entered into several settlement and release agreements that resolved coverage litigation between them and certain asbestos insurance companies. The majority of the proceeds from these settlements has been or will be deposited in trusts for use by our subsidiaries for future asbestos defense and indemnity costs. We funded $2,000 of asbestos liabilities from our cash flow during the third quarter of 2005. We continue to project that, net of payments from our insurers, we will not be required to further fund any asbestos liabilities from our cash flow before 2010, although we may be required to fund a portion of such liabilities from our own cash thereafter. In addition, we continue to evaluate whether the decision of a New York trial court to apply New York, rather than New Jersey, law in insurance coverage litigation brought against us will have any additional impact on the calculation of our insurance asset, our cash flow requirements, or both. An adverse outcome in the insurance litigation or settlement negotiations could materially limit our insurance recoveries and require us to fund asbestos liabilities from our cash flow before 2010. However, this forecast assumes that we will be able to resolve the insurance coverage litigation described above with respect to the remaining insurers in a timely fashion. While we expect to continue settlement discussions with such insurers during 2005 and 2006, we may determine that the appropriate course of action is to fund a portion of our asbestos liabilities during 2005 and 2006 while the coverage litigation and settlement discussions continue. If we elect this course of action, we may spend from our cash flow up to $10,000 in the fourth quarter of 2005 and up to $51,000 in the first three quarters of 2006; such amounts have been considered in our liquidity forecast. This forecast also assumes that the proposed asbestos trust fund legislation as currently being discussed in Washington D.C. will not become law. This proposed legislation, should it become law in its present form, would have a material adverse impact on our domestic liquidity and results of operations.

     One of our subsidiaries is a party to a contract to construct a spent nuclear storage facility for a U.S. government agency that will require us to fund or obtain third-party project financing for the full construction price of $114,000, subject to escalation, and a performance bond for the full construction price, if the contract is not restructured or terminated. We have completed the first phase of this contract and are currently completing the second phase. We requested clarification of certain technical specifications and detailed guidance from the government agency regarding government agency-directed changes to the project scope. The government agency failed to provide such clarification and guidance but nevertheless directed Foster Wheeler to proceed with the third phase of the contract in late July 2005. The third phase includes both the procurement of long-lead time items and construction, and is expected to last approximately three years. The contract requires us to fund the construction cost of the project during the third phase, which cost is estimated to be $114,000, subject to escalation. The contract also requires us to provide a performance bond for the full amount of the construction cost. We have engaged in discussions with the government agency, and expect to engage in further discussions, about restructuring and termination alternatives. If we cannot successfully restructure the contract, and cannot fund or obtain third-party financing or the required performance bond, it is unlikely that we will be able to perform our construction obligations under the contract. If we fail to perform our obligations under the contract, and as a result the government agency terminates the contract, and thereafter the government agency re-bids the contract under substantially the same terms and the resulting cost is greater than it would have been under the existing terms with Foster Wheeler, the government agency may seek to hold us liable for this difference. This could result in a claim against Foster Wheeler in amounts that could have a material adverse effect on our financial condition, results of operations and cash flow. Given the foregoing, we do not believe that a claim is probable. Further, we believe that we would have a variety of potential legal defenses should the government agency decide to make a claim, and we presently are unable to estimate the possible loss that could occur as a result of any such claim. See Note 14 to the condensed consolidated financial statements for further information.

     We own a 50.5% interest in Martinez Cogen L.P. (“MCLP”), which owns and operates a natural gas fired cogeneration facility located at, and supplying most of its electrical and steam output to, an oil refinery. Over the last several months, the cost of natural gas has risen sharply. The increase in the cost of natural gas has not yet been accompanied by a corresponding increase in one of the electric tariffs upon which most of MCLP’s electricity revenues are based, creating a situation where the current natural gas costs exceed the corresponding revenues for the electricity generated from it. As a result of the foregoing, and assuming that current market conditions for natural gas costs and electricity revenues do not change and that MCLP is unable to mitigate the effect of those conditions, we could incur a cash outflow of approximately $9,000 in 2006. However, MCLP’s management is exploring ways to mitigate the effects of the foregoing, which include preliminary discussions with its refinery customer about the potential for restructuring the agreements between MCLP and the refinery. If we were to include the impact of the above-described cash outflow in our twelve-month liquidity forecasts, our forecasts would continue to indicate that sufficient liquidity would be available to meet our working capital needs through such period.

Back to Index

     We maintain several defined benefit pension plans in our North American, United Kingdom, South African and Canadian operations. Funding requirements for these plans are dependent, in part, on the performance of global equity markets and the discount rates used to calculate the present value of the liability. The poor performance of the global equity markets during recent years and low interest rates significantly increased the funding requirements for these plans. The non-U.S. plans are funded from the local operating cash flows while funding for the U.S. plans is included within our U.S. working capital requirements. Our U.S. pension plans are frozen and our U.K. plan is now closed to new entrants. The South African and Canadian plans are immaterial in size. The funding requirement for the U.S. plans will approximate $26,700 in 2005 and is projected to decline to zero by 2010. Funding requirements for the foreign plans will approximate $28,500 in 2005 and will be required beyond 2009.

     Please refer to Note 5 of the condensed consolidated financial statements for further information regarding our long-term indebtedness.

     Under the terms of our debt and trust securities, we have the ability to redeem or otherwise repurchase certain of our securities. We periodically evaluate whether to repurchase some of our outstanding debt and trust securities. Therefore, we may from time-to-time redeem or otherwise repurchase our outstanding debt and trust securities. In this regard, on October 13, 2005, we commenced an equity-for-debt exchange offer for up to $150,000 outstanding principal amount of the 2011 Senior Notes, along with a consent solicitation. Under the terms of the exchange offer, each tendering holder will receive 40.179 common shares for each thousand dollars of aggregate principal amount of 2011 Senior Notes, including accrued and unpaid interest, accepted by us for exchange. Currently, the exchange offer is expected to expire on November 10, 2005. Concurrent with the exchange offer, we also solicited consents from holders of the outstanding 2011 Senior Notes to proposed amendments to the indenture under which the outstanding 2011 Senior Notes were issued. We offered holders a consent fee of ten dollars for each thousand dollars of aggregate principal amount of 2011 Senior Notes tendered as of October 27, 2005. The exchange, which will be reflected in our fourth quarter 2005 financial statements, is expected to reduce the carrying amount of outstanding 2011 Senior Notes by approximately $155,300, is expected to reduce the amount of unpaid accrued interest on the 2011 Senior Notes by approximately $1,800, and is expected to improve consolidated shareholders’ deficit by approximately $151,100. The expected improvement in consolidated shareholders’ deficit relating to the exchange offer reflects the issuance of new common stock equity of approximately $166,500 offset by a primarily non-cash charge to income of approximately $15,400. The financial impact of the exchange offer is dependent upon the principal amount of the 2011 Senior Notes tendered, the principal amount of the 2011 Senior Notes for which consents are received and the market value of our common shares exchanged at the time of closing of the offer. The charge reflects primarily the difference between the fair market value of the common shares to be issued and the book value of the debt exchanged.

     Holders of our 2011 Senior Notes have a security interest in the stock, debt and assets of certain Foster Wheeler subsidiaries. The 2011 Senior Notes contain incurrence covenants that limit our ability to undertake certain actions including incurring debt, making certain payments and investments, granting liens, selling assets and entering into specific intercompany transactions, among others. We monitor these covenants to ensure that we remain in compliance with the indenture. We expect to be in compliance with the financial covenants contained in the 2011 Senior Notes through at least the third quarter of 2006. As part of the exchange offer commenced on October 13, 2005, we are soliciting consents from holders of the outstanding 2011 Senior Notes to proposed amendments to the indenture including the elimination of certain restrictive covenants previously noted.

     Since January 15, 2002, we have exercised our right to defer payments on the Trust Preferred Securities, which are subject to the exchange offer discussed below. Our previous Senior Credit Facility required us to defer the payment of the dividends on the Trust Preferred Securities; while our new Senior Credit Agreement requires the approval of the lenders to make payments on the Trust Preferred Securities to the extent such payments are not contractually required by the underlying Trust Preferred Securities agreements. Accordingly, no dividends were paid during the first nine months of 2005 or during fiscal year 2004. We intend to continue to defer payment of the dividends on the Trust Preferred Securities until January 15, 2007 – the full term allowed by the underlying agreement. Once the deferred dividend obligation has been satisfied, we have the right to defer subsequent dividend payments for an additional 20 consecutive quarters.

Back to Index

     The Board of Directors discontinued the payment of common stock dividends in July 2001. We were prohibited from paying dividends under our prior Senior Credit Facility and are prohibited under our new Senior Credit Agreement. Therefore, we paid no dividends during the first nine months of 2005 and 2004. We do not expect to pay dividends on the common shares for the foreseeable future.

Backlog and New Orders Booked

     The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are legally binding. Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may occur. The elapsed time from the award of a contract to completion of performance may be up to four years. The dollar amount of backlog is not necessarily indicative of our future earnings related to the performance of such work due to factors outside our control, such as changes in project schedules or project cancellations. We cannot predict with certainty the portion of backlog to be performed in a given year. Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sale of subsidiaries, if any.

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

Back to Index

	September 30, 2005				September 24, 2004

NEW ORDERS BY LOCATION	E&C Group	Global Power Group	C&F Group	Total	E&C Group	Global Power Group	C&F Group	Total

Third quarter:
North America	$6,400	$142,200	$—	$148,600	$(1,100)	$61,200	$—	$60,100
South America	84,100	3,500	—	87,600	(3,500)	1,800	—	(1,700)
Europe	205,600	128,000	—	333,600	69,200	56,600	—	125,800
Asia	84,400	14,100	—	98,500	(8,000)	42,900	—	34,900
Middle East	244,200	—	—	244,200	85,400	(6,300)	—	79,100
Australasia and other	27,500	2,200	—	29,700	2,900	(20,600)	100	(17,600)

Total	$652,200	$290,000	$—	$942,200	$144,900	$135,600	$100	$280,600

Year-to-date:
North America	$41,100	$381,600	$—	$422,700	$81,400	$220,100	$—	$301,500
South America	106,900	9,000	—	115,900	34,800	7,700	—	42,500
Europe	463,200	252,200	—	715,400	739,700	111,900	—	851,600
Asia	151,400	33,100	—	184,500	88,200	63,700	—	151,900
Middle East	438,500	4,700	—	443,200	222,700	(6,300)	—	216,400
Australasia and other	962,500	700	—	963,200	53,400	(500)	800	53,700

Total	$2,163,600	$681,300	$—	$2,844,900	$1,220,200	$396,600	$800	$1,617,600

NEW ORDERS BY INDUSTRY
Third quarter:
Power	$148,600	$288,100	$—	$436,700	$8,500	$107,900	$—	$116,400
Oil and Gas	201,200	—	—	201,200	48,200	—	—	48,200
Refinery	202,600	—	—	202,600	9,800	—	—	9,800
Pharmaceutical	29,600	—	—	29,600	(16,300)	—	—	(16,300)
Chemicals	131,700	—	—	131,700	83,200	—	—	83,200
Environmental	(3,300)	—	—	(3,300)	11,600	—	—	11,600
Power production	—	29,400	—	29,400	—	27,600	—	27,600
Eliminations and others	(58,200)	(27,500)	—	(85,700)	(100)	100	100	100

Total	$652,200	$290,000	$—	$942,200	$144,900	$135,600	$100	$280,600

Year-to-date:
Power	$236,100	$669,200	$—	$905,300	$288,500	$313,800	$—	$602,300
Oil and Gas	1,267,300	—	—	1,267,300	89,500	—	—	89,500
Refinery	395,800	—	—	395,800	436,000	—	—	436,000
Pharmaceutical	55,500	—	—	55,500	80,500	—	—	80,500
Chemicals	263,700	—	—	263,700	239,400	—	—	239,400
Environmental	37,700	—	—	37,700	65,100	—	—	65,100
Power production	—	83,400	—	83,400	—	82,000	—	82,000
Eliminations and others	(92,500)	(71,300)	—	(163,800)	21,200	800	800	22,800

Total	$2,163,600	$681,300	$—	$2,844,900	$1,220,200	$396,600	$800	$1,617,600

Back to Index

	September 30, 2005				September 24, 2004

	E&C Group	Global Power Group	C&F Group	Total	E&C Group	Global Power Group	C&F Group	Total

Backlog (future revenues) by type:
Lump-sum turnkey	$449,000	$15,400	$—	$464,400	$296,000	$53,400	$—	$349,400
Other fixed-price	238,100	727,900	—	966,000	271,700	305,600	—	577,300
Reimbursable	1,746,700	61,800	—	1,808,500	734,600	185,300	—	919,900
Eliminations	(124,200)	(45,800)	—	(170,000)	(38,200)	(800)	—	(39,000)

Total	$2,309,600	$759,300	$—	$3,068,900	$1,264,100	$543,500	$—	$1,807,600

Backlog (future revenues) by location:
North America	$84,000	$404,200	$—	$488,200	$137,700	$297,400	$—	$435,100
South America	110,600	10,500	—	121,100	15,200	6,500	—	21,700
Europe	475,100	234,000	—	709,100	655,200	99,200	—	754,400
Asia	229,400	106,900	—	336,300	91,300	129,700	—	221,000
Middle East	454,600	3,500	—	458,100	225,700	10,000	—	235,700
Australasia and other	955,900	200	—	956,100	139,000	700	—	139,700

Total	$2,309,600	$759,300	$—	$3,068,900	$1,264,100	$543,500	$—	$1,807,600

Backlog (future revenues) by industry:
Power	$216,700	$693,200	$—	$909,900	$266,000	$443,400	$—	$709,400
Oil and Gas	1,203,100	—	—	1,203,100	83,300	—	—	83,300
Refinery	401,600	—	—	401,600	413,200	—	—	413,200
Pharmaceutical	147,500	—	—	147,500	98,900	—	—	98,900
Chemicals	261,200	—	—	261,200	239,000	—	—	239,000
Environmental	124,200	—	—	124,200	167,800	—	—	167,800
Power production	—	111,800	—	111,800	—	100,900	—	100,900
Eliminations and others	(44,700)	(45,700)	—	(90,400)	(4,100)	(800)	—	(4,900)

Total	$2,309,600	$759,300	$—	$3,068,900	$1,264,100	$543,500	$—	$1,807,600

Foster Wheeler scope in backlog	$1,144,500	$647,400	$—	$1,791,900	$648,400	$442,700	$—	$1,091,100

E&C man-hours in backlog (in thousands)	8,597			8,597	4,879			4,879

     The overall increase in consolidated backlog as of September 30, 2005, compared to September 24, 2004, is attributable primarily to our E&C Group, where we have won a number of significant contracts. In the third quarter of 2005, our E&C Group was awarded LSTK contracts for the expansion of a waste-to-energy project in Italy, a refinery gas desulphurization project in Bahrain, and an engineering, procurement and construction (“EPC”) contract for a delayed coker complex in Chile, along with a reimbursable EPC contract for an expansion project in Saudi Arabia. Our Global Power Group was awarded a lump-sum CFB contract in Greece, a lump-sum, boiler island contract in West Virginia, a lump-sum boiler retrofit and construction contract in Indiana and a limited notice to proceed on a major lump-sum CFB project in Eastern Europe.

     These awards are in addition to a number of significant contracts awarded in the first six months of 2005. During that time, our E&C Group was award a world-scale engineering, procurement and construction management contract for a LNG expansion project in Australia, a front-end engineering and project management services contract for the Khurais oilfield full-field development in Saudi Arabia, and a project management consultancy (“PMC”) for the production of condensate and natural gas liquids in the United Arab Emirates. Our Global Power Group was awarded a major construction contract for a flue gas desulphurization system, commonly referred to as a “scrubber,” in the West Virginia and a design, engineering and construction contract for a boiler island and flue gas treatment system for a biomass-fueled power station in England.

Back to Index

     The majority of the lump-sum turnkey contracts in backlog as of September 30, 2005 measured by dollar value are power projects located in the domestic markets of our E&C Group’s European operations. As previously announced, our Global Power operating unit will no longer undertake future engineering, procurement and construction of a full power plant on a lump-sum turnkey basis without partnering with one of our E&C business units or a qualified third-party. The increase in E&C man-hours in backlog is due primarily to the award of the aforementioned E&C projects.

     The increase in workload identified as “Australasia and Other” reflects the aforementioned LNG expansion project in Australia and activities in our South African subsidiary.

     The increase in consolidated Foster Wheeler scope from the third quarter of 2004 reflects the above noted LSTK awards less the planned run down of several large lump-sum turnkey contracts in our European operations in both Global Power and E&C.

     The increase in consolidated new orders for the three and nine months ended September 30, 2005 is attributable to both our E&C and Global Power Groups and reflects the awards noted above.

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

Back to Index

     The project actual results can be significantly different from the estimated results. When adjustments are identified near or at the end of a project, the full impact of the change in estimate would be recognized as a change in the margin on the contract in that period. This can result in a material impact on our results for a single reporting period. In accordance with the accounting and disclosure recommendations of American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Accounting Principles Board Opinion No. 20, “Accounting Changes,” we review our major contracts monthly. As a result of this process in the first nine months of 2005, approximately 60 individual projects each had final estimated profit revisions exceeding $500. These revisions, which include both increases and decreases in estimated profit, resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from those previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and therefore tend to be earned late in a project’s life cycle. The net aggregate dollar value of the accrued contract profit resulting from these estimate changes during the third quarter and year-to-date 2005 amounted to approximately $35,700 and $105,900, respectively. Similarly, the contract profit resulting from estimate changes in the comparable periods of 2004 totaled $2,200 and $52,900, respectively.

Asbestos

     Some of our U.S. and U.K. subsidiaries are codefendants in numerous asbestos-related lawsuits and administrative claims pending in the United States and the United Kingdom. The calculation of asbestos-related assets and liabilities involves the use of estimates as discussed below.

     United States

     As of September 30, 2005, we had recorded total liabilities of $415,900 comprised of an estimated liability relating to open (outstanding) claims of $192,900 and an estimated liability relating to future unasserted claims of $223,000. Of the total, $85,000 is recorded in accrued expenses and $330,900 is recorded in asbestos-related liability on the condensed consolidated balance sheet. These estimates are based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type (i.e., mesothelioma vs. non-mesothelioma) and the breakdown of known and future claims into disease type (i.e., mesothelioma vs. non-mesothelioma). Claims that have not been settled and are six or more years old are considered abandoned and are no longer valued in the estimated liability. There were approximately 10,100 such cases that are not valued within the estimated liability at September 30, 2005. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity payments are estimated to be incurred through the year 2019, during which period new claims are expected to decline from year to year. We believe that there will be new claims filed after 2019, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate defense and/or indemnity costs, which might be incurred after 2019. Historically, defense costs have represented approximately 21% of total defense and indemnity costs. Through September 30, 2005, total indemnity costs paid, prior to insurance recoveries, were approximately $495,600 and total defense costs paid were approximately $132,500.

     The number and type of claims received and the average cost to settle claims can vary from quarter to quarter and sometimes by substantial amounts. In the first nine months of 2005, the number of claims received (including the number of mesothelioma claims) and the average cost to settle claims exceeded our forecast prepared at year-end 2004 to estimate the asbestos liability by a material amount. Although our forecast contemplates that new claims requiring indemnity will decline from year-to-year, we do not believe that nine months of data is sufficient evidence to currently necessitate a change in the underlying assumptions used to estimate the asbestos liability. However, we intend to review the assumptions used to estimate our asbestos liability at year-end 2005 and compare actual experience to projected results. Changes to the underlying estimates may be required at that time and may result in a modification of the asbestos liability and associated asset.

     As of September 30, 2005, we had recorded assets of $323,300 relating to actual and probable insurance recoveries, of which $24,000 is recorded in accounts and notes receivable, and $299,300 is recorded as asbestos-related insurance recovery receivable on the condensed consolidated balance sheet. The amount recorded in current assets within accounts and notes receivable reflects amounts due under executed settlement agreements with insurers and does not include any estimate for future settlements. The amount recorded as asbestos-related insurance recovery receivable includes an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending legal proceedings with certain insurers, as well as recoveries under settlements with other insurers.

Back to Index

     As of September 30, 2005, $165,200 was contested by our subsidiaries’ insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.

     We have considered the asbestos litigation and the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that, except for those insurers which have become or may become insolvent for which a reserve has been provided, the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. The average cost per closed claims since 1993 is $2.2. We believe that the average cost per closed claim is increasing and will continue to increase in the future.

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

     United Kingdom

     As of September 30, 2005, we had recorded total liabilities of $40,000 comprised of an estimated liability relating to open (outstanding) claims of $4,600 and an estimated liability relating to future unasserted claims of $35,400. Of the total, $1,700 is recorded in accrued expenses and $38,300 is recorded in asbestos-related liability on the condensed consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $1,700 is recorded in accounts and notes receivables, and $38,300 is recorded as asbestos-related insurance recovery receivable on the condensed consolidated balance sheet.

Pension

     The calculations of pension liability, annual service cost and cash contributions required rely heavily on estimates about future events often extending decades into the future. We are responsible for establishing the assumptions used for the estimates, which include:

•	The discount rate used to present value the future obligations;
•	The expected long-term rate of return on plan assets;
•	The expected percentage of annual salary increases;
•	The selection of the actuarial mortality tables; and
•	The annual inflation percentage.

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

Back to Index

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FW PREFERRED CAPITAL TRUST I
(amounts in thousands of dollars)

     FW Preferred Capital Trust I (“the Capital Trust”), which is a 100% indirectly-owned finance subsidiary of Foster Wheeler Ltd., issued $175,000 of Trust Preferred Securities in 1999. The Capital Trust invested the proceeds from the Trust Preferred Securities in an equal principal amount of 9% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of Foster Wheeler LLC.

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

Back to Index

Overview – The Capital Trust

     The financial condition and results of operations of the Capital Trust are dependent on the financial condition and results of operations of Foster Wheeler Ltd. and Foster Wheeler LLC since the Capital Trust’s only assets are the Debentures. The Capital Trust’s only source of income and cash is the interest income on the Debentures. These Debentures have essentially the same terms as the Trust Preferred Securities. Therefore, the Capital Trust can only make payments on the Trust Preferred Securities if Foster Wheeler LLC first makes payments on the Debentures.

     Since January 15, 2002, Foster Wheeler LLC has exercised its right to defer payments on the Debentures. The previous Senior Credit Facility required Foster Wheeler Ltd. to defer the payment of the dividends on the Trust Preferred Securities; while the new Senior Credit Agreement requires the approval of the lenders to make payments on the Trust Preferred Securities to the extent such payments are not contractually required by the underlying Trust Preferred Securities agreements. Accordingly, no dividends were paid during the first nine months of 2005 or during fiscal year 2004.

     In September 2004, we completed an equity-for-debt exchange offer in which we issued common shares, preferred shares and warrants to purchase common shares in exchange for Trust Preferred Securities. In conjunction with the exchange, the Capital Trust recorded a $103,800 reduction in the Trust Preferred Securities and a $31,100 reduction in deferred accrued mandatorily redeemable preferred security distributions payable. The Capital Trust also recorded a corresponding reduction in the Debentures and accrued interest receivable.

     In August 2005, we completed another equity-for-debt exchange in which we issued Foster Wheeler Ltd. common shares in exchange for the remaining portion of the Trust Preferred Securities. In conjunction with the exchange, the Capital Trust recorded a $65,200 reduction in the aggregate liquidation amount of existing Trust Preferred Securities and a $26,100 reduction in deferred accrued mandatorily redeemable preferred security distributions payable. The Capital Trust also recorded a corresponding decrease in the Debentures and accrued interest receivable.

Results of Operations – The Capital Trust

	Three Months Ended				Nine Months Ended

	September 30, 2005	September 24, 2004	$ Change	% Change	September 30, 2005	September 24, 2004	$ Change	% Change

Interest income	$800	$—	$800	N/A	$5,100	$—	$5,100	N/A
Decrease in valuation allowance	—	103,600	(103,600)	(100.0)%	17,600	140,000	(122,400)	(87.4)%
Gain on equity-for-debt exchange	—	39,400	(39,400)	(100.0)%	—	39,400	(39,400)	(100.0)%
Preferred security distributions expense	800	4,700	(3,900)	(83.0)%	5,100	14,400	(9,300)	(64.6)%

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

     The valuation allowance on the investment in the Debentures and related interest income receivable was established based on the financial condition of Foster Wheeler LLC and Foster Wheeler Ltd. and Foster Wheeler LLC’s decision to exercise its right to defer payments on the Debentures since January 15, 2002. The change in the valuation allowance resulted from an increase in the market price of the Trust Preferred Securities, which is deemed a proxy for the fair value of the subordinated deferrable interest debentures. The market price per security of the Trust Preferred Securities was $36.00 as of September 30, 2005; $42.60 as of July 1, 2005; $27.05 as of December 31, 2004; $23.00 as of September 24, 2004; $8.20 as of June 25, 2004 and $3.00 as of December 26, 2003.

Back to Index

     The preferred security distributions expense represents the accrual for cash distributions due on the Trust Preferred Securities. Distributions accrue at an annual rate of 9% on the outstanding liquidation amount of the Trust Preferred Securities, compounded quarterly. Additionally, deferred distributions accrue interest at an annual rate of 9%, compounded quarterly, as well. The decrease in preferred security distributions expense for the three and nine months ended September 30, 2005, as compared to the corresponding periods of 2004, results primarily from the reduction in the amount of Trust Preferred Securities outstanding during the period as a result of the equity-for-debt exchanges. As noted previously, the Capital Trust has deferred the distributions on the Trust Preferred Securities in conjunction with Foster Wheeler LLC’s decision to defer interest payments on the Debentures since January 15, 2002.

Financial Condition – The Capital Trust

     The decreases in the accrued interest income receivable and the deferred accrued mandatorily redeemable preferred security distributions payable at September 30, 2005, compared to December 31, 2004, resulted primarily from the equity-for-debt exchange consummated in August 2005.

     The preferred securities holders’ deficit at September 30, 2005 decreased by $17,600 during first nine months of 2005, due to the decrease in the valuation allowance (as a result of an increase in the market price of the Trust Preferred Securities).

Liquidity and Capital Resources – The Capital Trust

     The Capital Trust’s ability to continue as a going concern is dependent on Foster Wheeler Ltd.’s and Foster Wheeler LLC’s ability to continue as a going concern as the Capital Trust’s only asset is the Debentures. Foster Wheeler LLC, an indirect wholly owned subsidiary of Foster Wheeler Ltd., is essentially a holding company, which owns the stock of various subsidiary companies, and is included in our condensed consolidated financial statements. As previously discussed, we may not be able to continue as a going concern. Refer to the previous discussion of our liquidity and capital resources.

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

     Interest Rate Risk – We are exposed to changes in interest rates primarily as a result of our borrowings under our Senior Credit Agreement and our variable rate project debt. If market rates average 1% more in 2005 than in 2004, our interest expense for the next twelve months would increase, and income before tax would decrease by approximately $100. This amount has been determined by considering the impact of the hypothetical interest rates on our variable-rate balances as of September 30, 2005. In the event of a significant change in interest rates, we would likely take action to further mitigate our exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

     Foreign Currency Risk – We have significant overseas operations. Generally, all significant activities of our overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. This results in a mitigation of the potential impact of earnings fluctuations as a result of changes in foreign exchange rates. However, we maintain substantial operations in Europe and are subject to translation risk for the Euro and Pound Sterling. In addition, in order to further mitigate risks associated with foreign currency fluctuations, our affiliates enter into foreign currency exchange contracts to hedge the exposed contract value back to their functional currency. As of September 30, 2005, we had approximately $157,300 of foreign exchange contracts outstanding. These contracts mature through 2009. The contracts have been established by our various international subsidiaries to sell a variety of currencies and either receives their respective functional currency or other currencies for which they have payment obligations to third parties. We do not enter into foreign currency contracts for speculative purposes.

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

     As of the end of the interim period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, and as of September 30, 2005, our chief executive officer and chief financial officer concluded, at the reasonable assurance level, that our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

     We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, as of December 31, 2004, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     A material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we did not maintain effective controls over the completeness and accuracy of estimated costs to complete at one of our European power projects. Specifically, our controls over estimated costs to complete were not operating effectively because project management and accounting personnel did not have adequate control of commitments to third-party subcontractors and vendors, and therefore did not adequately track the actual financial results of the project on a timely basis. This control deficiency could result in a misstatement to the estimated costs to complete long-term contracts and the cost of operating revenue accounts resulting in a material misstatement to our annual or interim financial statements that would not be prevented or detected. Accordingly, we determined that this control deficiency constituted a material weakness even though the control deficiency did not result in any adjustments to the 2004 annual or interim consolidated financial statements. Enhancements were made during the first six months of 2005 to the project’s systems and procedures to improve tracking of third-party commitments and the control deficiency did not result in any adjustments to the 2005 interim condensed consolidated financial statements or to the 2004 annual or interim consolidated financial statements. We implemented the actions described below and subsequently, all field procurement was completed during the second quarter of 2005 and the project site was demobilized. Therefore, we determined that no control deficiency existed as of September 30, 2005.

Back to Index

Material Weakness and Remediation

     In connection with the preparation of our 2004 year-end of financial statements, we detected a reporting deficiency in the measurement and tracking processes during the fourth quarter of 2004 at one of our Global Power lump-sum turnkey projects in Europe. The project was nearing completion during the fourth quarter and the worse than expected project performance compressed the time available to meet the scheduled completion dates. In an attempt to meet the completion dates, construction site personnel entered into additional commitments beyond the planned commitments for the project, and did not adequately communicate these updated commitments on a timely basis to the home office personnel, who were responsible for tracking actual and estimated costs of the project and the details of updated commitments being made in the field. Moreover, one of the two lead managers of the project responsible for monitoring the commitments made at the project site and relaying this information back to the home office, became ill and was absent during November and December of 2004. As a result, the project’s management did not have adequate control of outstanding commitments to third-party subcontractors and vendors during the fourth quarter of 2004, and therefore could not adequately track the ongoing financial results of the project until after the quarter had ended.

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

     We assigned the highest priority to the assessment and remediation of this material weakness and worked together with the audit committee of the board of directors to resolve the issue. Since year-end 2004, a new project director was appointed, additional technical personnel from our E&C U.K. business unit were assigned to the job site, the lead manager noted above returned to the project, systems tracking costs versus purchase order commitments were enhanced, procedures were implemented to improve the timeliness and accuracy of information flowing from the job site to the appropriate personnel in our Global Power headquarters in Europe, the chief operating officer of our Global Power Group assumed overall responsibility for the project, Global Power’s executive vice president of business compliance began leading the effort to ensure the project’s cost control activities are adequate, and additional purchasing and cost control personnel were transferred to our Global Power’s Finland business unit responsible for the project.

Back to Index

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

Back to Index

     We intend to continue our process of ensuring the integrity of information in the database and are working with the external actuary to expand the level of our testing to ensure the data in the edit reports generated by the actuary’s valuation calculation match the underlying information in the our database.

Changes in Internal Control over Financial Reporting

     There have been no changes in our internal control over financial reporting in the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as otherwise described above. In the second quarter of 2005, an existing employee within our European Power business unit was promoted to the position of chief executive officer of that business unit and the financial affairs of the Global Power Group were placed under the responsibility of one individual. Previously this individual was the chief financial officer of Global Power’s North American business unit. In the fourth quarter of 2005, we hired a new executive vice president and general counsel to lead our legal function.

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

Safe Harbor Statement

     Management’s discussion and analysis of financial condition and results of operations, other sections of this quarterly report on Form 10-Q and other reports and oral statements made by representatives of Foster Wheeler from time to time may contain forward-looking statements that are based on management’s assumptions, expectations and projections about Foster Wheeler and the various industries within which we operate. These include statements regarding our expectation about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims, and the costs of current and future asbestos claims and the amount and timing of insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of important factors could cause business conditions and results to differ materially from what is contained in forward-looking statements, including, but not limited to, the following:

•	changes in the rate of economic growth in the United States and other major international economies;
•	changes in investment by the power, oil and gas, pharmaceutical, chemical/petrochemical and environmental industries;
•	changes in the financial condition of our customers;
•	changes in regulatory environment;
•	changes in project design or schedules;
•	contract cancellations;
•	changes in estimates made by management of costs to complete projects;
•	changes in trade, monetary and fiscal policies worldwide;
•	currency fluctuations;
•	war and/or terrorist attacks on facilities either owned or where equipment or services are or may be provided;
•	outcomes of pending and future litigation, including litigation regarding our liability for damages and insurance coverage for asbestos exposure;
•	protection and validity of our patents and other intellectual property rights;
•	increasing competition by foreign and domestic companies;
•	compliance with our debt covenants;
•	implementation of our restructuring plan;
•	recoverability of claims against our customers; and
•	changes in estimates used in our critical accounting policies.

Back to Index

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

Back to Index

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Refer to Note 14 to the condensed consolidated financial statements presented in Part I, Item 1 of this quarterly report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.

ITEM 6.  EXHIBITS

Exhibit No.	Exhibits

3.1	Memorandum of Association of Foster Wheeler Ltd. (Filed as Annex II to Foster Wheeler Ltd.’s Form S-4/A (File No. 333-52468) filed on March 9, 2001, and incorporated herein by reference.)

3.2	Memoranda of Reduction of Share Capital and Memorandum of Increase in Share Capital each dated December 1, 2004. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, filed on December 2, 2004, and incorporated herein by reference.)

3.3	Certificate of Designation relating to Foster Wheeler Ltd.’s Series B Convertible Preferred Shares, adopted on September 24, 2004. (Filed as Exhibit 3.1 to Foster Wheeler Ltd.’s on Form 10-Q for the quarter ended September 24, 2004, and incorporated herein by reference.)

3.4	Bye-Laws of Foster Wheeler Ltd. amended November 30, 2004. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K, dated November 29, 2004 and filed on December 2, 2004, and incorporated herein by reference.)

10.1	Employment Agreement between Foster Wheeler Ltd. and Peter J. Ganz dated as of October 10, 2005.

10.2	Change of Control Employment Agreement between Foster Wheeler Inc. and Peter J. Ganz dated as of October 10, 2005.

10.3	Restricted Stock Award Agreement of Peter J. Ganz dated as of October 24, 2005.

12.1	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Raymond J. Milchovich

31.2	Section 302 Certification of John T. La Duc

32.1	Certification of Raymond J. Milchovich Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of John T. La Duc Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Guarantee Facility dated July 22, 2005 among Foster Wheeler Limited, Foster Wheeler Energy Limited, Foster Wheeler World Services Limited, Foster Wheeler (G.B.) Limited and The Bank of Scotland regarding, among other things, a £50,000,000 guarantee facility and a £150,000,000 forward foreign exchange facility.

99.2	Corporate Guarantee dated July 25, 2005 among Foster Wheeler Limited, Foster Wheeler Energy Limited, Foster Wheeler World Services Limited, Foster Wheeler (G.B.) Limited and The Bank of Scotland.

99.3	Form of Debenture dated July 25, 2005 issued in favor of The Bank of Scotland as Security Trustee.

Back to Index

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER LTD.
(Registrant)

Date: November 9, 2005	/s/ RAYMOND J. MILCHOVICH

RAYMOND J. MILCHOVICH CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: November 9, 2005	/s/ JOHN T. LA DUC

JOHN T. LA DUC EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER