Form 10-K
period 2005-12-31
FOSTER WHEELER LTD
filed 2006-03-03
CIK 1130385

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2005

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
NONE
(Title of Class)

Securities Registered Pursuant to Section 12(g) of the Act:

(Title of Each Class)	(Name of Each Exchange on which Registered)

Foster Wheeler Ltd., Common Shares, $0.01 par value	NASDAQ Stock Market, Inc.’s National Market

Foster Wheeler Ltd., Series B Convertible Preferred Shares, $0.01 par value	Over-the-Counter Bulletin Board

Foster Wheeler Ltd., Class A and Class B Common Share Purchase Warrants	NASDAQ Stock Market, Inc.’s National Market

FW Preferred Capital Trust I, 9.00% Preferred Securities, Series I (Guaranteed by Foster Wheeler LLC)	Over-the-Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $398,900,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the NASDAQ Stock Market, Inc.’s National Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 66,500,619 shares of the registrant’s common stock issued and outstanding as of February 20, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information by reference from the definitive proxy statement for the Annual General Meeting of Shareholders to be held on May 9, 2006.

Back to Contents

FOSTER WHEELER LTD.

2005 Form 10-K Annual Report

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

Back to Contents

PART I

ITEM 1. BUSINESS

General

Foster Wheeler Ltd. is incorporated under the laws of Bermuda and is a holding company that owns the stock of its various subsidiary companies. Except as the context otherwise requires, the terms “Foster Wheeler,” “us” and “we,” as used herein, include Foster Wheeler Ltd. and its direct and indirect subsidiaries. Amounts in Part I are in thousands of dollars, except for number of employees.

Business

We operate through two business groups, which also constitute separate reportable segments: our Global Engineering and Construction Group, which we refer to as our E&C Group, and our Global Power Group. Our Global E&C Group, which operates worldwide, designs, engineers and constructs upstream oil and gas processing facilities, oil refining, chemical and petrochemical, pharmaceutical, natural gas liquefaction facilities and receiving terminals, and related infrastructure, including power generation and distribution facilities. Our E&C Group provides engineering, project management and construction management services, and purchases equipment, materials and services from third-party suppliers and contractors. Our E&C Group owns one of the leading refinery residue upgrading technologies and hydrogen production processes used in oil refineries and petrochemical plants. Additionally, the E&C Group has experience with, and is able to work with, a wide range of refining, chemical and oil and gas processes owned by others. Our E&C Group performs international environmental remediation services, together with related technical, engineering, design and regulatory services. Our E&C Group is also involved in the development, engineering, construction and ownership of power generation facilities. Our E&C Group generates revenues from engineering and construction activities pursuant to long-term contracts spanning up to four years in duration, from operating activities pursuant to the long-term sale of project outputs, such as electricity, and from returns on its equity investments in various production facilities.

Our Global Power Group designs, manufactures, and erects steam generating and auxiliary equipment for electric power generating stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and municipal solid waste, waste wood, and low-Btu gases. Our circulating fluidized-bed boiler technology is recognized as one of the leading solid fired fuel technologies in the world. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment, selective non-catalytic recovery units, selective catalytic recovery units and low-NOx burners. We provide a broad range of site services relating to these products, including full plant construction, maintenance engineering, plant upgrading and life extension, and plant repowering. Our Global Power Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, our Global Power Group builds, owns and operates cogeneration, independent power production and waste-to-energy facilities, as well as facilities for the process and petrochemical industries. Our Global Power Group generates revenues from long-term engineering activities, supply of equipment and construction contracts, and from operating activities pursuant to the long-term sale of project outputs, such as electricity and steam, operating and maintenance agreements, and from returns on its equity investments in various production facilities.

Please see Note 17 to the consolidated financial statements in this Form 10-K for a discussion of our financial reporting segments and geographic financial information relating to our domestic and foreign operations.

Products and Services

Our E&C Group’s services include:

•
Consulting: Our E&C Group provides technical and economic analyses and study reports to owners, investors, developers, operators and governments. These services include concept and feasibility studies, market studies, asset assessments, product demand and supply modeling, and technology evaluations.

Back to Contents

•
Design and Engineering: Our E&C Group provides a broad range of engineering and design-related services. Our design and engineering capabilities include process, civil, structural, architectural, mechanical, instrumentation, electrical, and health, safety and environmental management. For each project, we identify the project requirements and then integrate and coordinate the various design elements. Other critical tasks in the design process may include value engineering to optimize costs, risk and hazard reviews, and the assessment of construction, maintenance and operational requirements.

•
Project Management and Project Control: Our E&C Group offers a wide range of project management and project control services overseeing engineering, procurement and construction activities. These services include estimating, project planning and project cost control. The provision of these services is an integral part of the planning, design and construction phases of projects we execute directly for clients. We also provide these services to our clients in the role of project management or program management consultant, where we oversee, on our client’s behalf, the execution by other contractors of all or some of the planning, design and construction phases of a project.

•
Procurement: Our procurement activities focus on those projects where we also execute the design and engineering work. We manage the procurement of materials, subcontractors and craft labor. Often, we purchase materials, equipment or services on behalf of our client, where the client will pay for the materials at cost and reimburse us at a rate, which includes the cost of services. Alternatively, the client may pay for the raw materials used on a project and then reimburse us at a rate, which is an agreed percentage of the cost of the materials and equipment procured. This rate generally includes the cost of procurement services.

•
Construction/Commissioning and Start-up: Our E&C Group provides construction and construction management services on a worldwide basis. Our construction, commissioning and start-up activities focus on those projects where we have performed most of the associated design and engineering work. Depending on the project, we may function as the primary contractor or as a subcontractor to another firm. On some projects, we function as the construction manager, engaged by the customer to oversee another contractor’s compliance with design specifications and contracting terms. In some instances, we have responsibility for commissioning and plant start-up, or, where the client has responsibility for these activities, we provide experts to work as part of our client’s team.

•
Operations & Maintenance: Under operations and maintenance contracts, we provide project management, plant operations and maintenance services, such as repair, renovation, predictive and preventative services and other aftermarket services. In some instances, our contracts may require us to operate a plant, which we have designed and built, for an initial period that may vary from a very short period, to up to two years.

The principal products of our Global Power Group are boilers used in electric power generation facilities. These boilers may be described as either circulating fluidized-bed steam generators or pulverized coal boilers. A boiler is a device that turns water into steam. It is a critical component in any solid or liquid fuel or combined-cycle gas-fired power generation facility. A boiler creates steam either through the combustion of solid or liquid fuel or the recapture of heat exhaust from a gas turbine. The boiler’s steam is then directed to a steam turbine to generate electricity.

Circulating Fluidized-Bed (“CFB”) Steam Generators.     Our Global Power Group provides circulating fluidized-bed technology. Circulating fluidized-bed combustion is one of the most efficient, environmentally friendly and versatile ways to generate steam from coal and virtually any other solid fuel with reduced emission of sulfur and other environmental pollutants. A CFB boiler utilizes air jets at the base of the boiler to blow the fuel particles upward from the bed to be recombusted. In a power plant, this circulating action increases efficiency and reduces sulfur emissions by further extending the contact between fuel particles and limestone, thereby reducing the need for air pollution control devices to remove sulfur, fly ash, and other pollutants.

Pulverized Coal Boilers (“PCB”).     Our Global Power Group provides pulverized coal boilers, which are an important component in solid fuel power generation systems, to power generation customers worldwide. In

Back to Contents

a pulverized coal power plant, ground-up coal particles are burned, which heats water in tubes surrounding the boiler to produce steam. Due to the variability among different power plants such as size, expected operating rates and fuel types, boiler design is not standardized, and some degree of customization is required in every plant.

Auxiliary Equipment & Aftermarket Services.     Our Global Power Group also manufactures and installs integral components of both natural gas and solid fuel power generation facilities, including surface condensers, feedwater heaters, coal pulverizers and nitrogen oxide reduction systems. The nitrogen oxide, which we refer to as NOx, reduction systems include selective catalytic reduction equipment and low NOx burners and can significantly reduce nitrogen oxide emissions. These products have application in a wide range of steam generators. Our Global Power Group also supplies replacement components, repair parts, boiler modifications and engineered solutions for steam generators worldwide.

We provide a broad range of site services relating to these products, including full plant construction, maintenance engineering, plant upgrading and life extension, and plant repowering. Our Global Power Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics.

Industries We Serve

We serve the following industries:

•	Power;

•	Oil refining;

•	Upstream oil and gas;

•	Liquefied natural gas, or LNG, and gas-to-liquids;

•	Chemical/petrochemical;

•	Pharmaceutical; and

•	Environmental.

Customers and Marketing

We market our services and products through a worldwide staff of sales and marketing personnel, and through a network of sales representatives. Our businesses are not seasonal and are not dependent on a limited group of clients. No single client accounted for ten percent or more of our consolidated revenues in fiscal 2005, 2004 or 2003. Representative clients include state-owned and international oil and gas companies, major petrochemical, chemical, and pharmaceutical clients, national and independent electric power generation companies, and government agencies, throughout the world.

Licenses, Patents and Trademarks

We own and license patents, trademarks and know-how, which are used in each of our business groups. The life cycles of the patents and trademarks are of varying durations. Except for our Global Power Group’s CFB technology, we are not materially dependent on any particular patent or trademark, although we depend on our ability to protect our intellectual property rights to the technologies and know-how used in our proprietary products. We have granted licenses to companies throughout the world to manufacture stationary steam generators and related equipment and certain of our other products. Our principal licensees are located in Japan and China. Royalty revenues have historically ranged from approximately $4,000 to $9,000 per year.

Back to Contents

Unfilled Orders

We execute our contracts on lump-sum, fixed-price, target-price with incentives, and cost-reimbursable bases. Generally, contracts are awarded on the basis of price, delivery schedule, technical performance and service. Our clients often make a down payment at the time a contract is executed and continue to make progress payments until the contract is completed and the work has been accepted as meeting contract guarantees. Our Global Power Group’s products are custom designed and manufactured, and are not produced for inventory. Our E&C Group frequently purchases materials, equipment, and third-party services at cost for clients on a cash neutral/reimbursable basis. Such “flow-through” amounts are recorded both as revenues and cost of operating revenues with no profit recognized.

Our unfilled orders by business segment are as follows:

	As of

	December 30, 2005	December 31, 2004

E&C Group	$2,730,700	$1,403,500
Global Power Group	961,600	644,600

	$3,692,300	$2,048,100

The dollar amount of unfilled orders is not necessarily indicative of our future earnings related to the performance of such work. We cannot predict with certainty the portion of unfilled orders that will be performed, or the timing of the projects’ execution.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the changes in unfilled orders for the periods presented.

Use of Raw Materials

The materials used in our manufacturing and construction operations are obtained from both domestic and foreign sources. Materials, which consist mainly of steel products and manufactured items, are heavily dependent on foreign sources. This is particularly common on overseas projects.

Compliance with Government Regulations

We are subject to certain foreign, federal, state and local environmental, occupational health and product safety laws. We believe that all our operations are in material compliance with those laws and do not anticipate any material capital expenditures or material adverse effect on earnings or cash flows as a result of maintaining compliance with those laws.

Competition

Many companies compete in the engineering and construction business. Neither we nor any other single company contributes a large percentage of the total design, engineering and construction business servicing the global businesses previously noted. Many companies also compete in the global energy business. Our E&C competitors include Bechtel Corporation, Fluor Corporation, Jacobs Engineering Group, Technip, Kellogg, Brown & Root, Chiyoda Corporation, JGC Corporation and Snamprogetti. Our Global Power competitors included Alstom Power, Babcock & Wilcox, Aker Kvaerner ASA, Babcock Power Inc., Babcock-Hitachi Europe and Austrian Energy & Environment AG.

Back to Contents

Employees

The following table indicates the number of full-time, temporary and agency personnel in each of our business groups:

	As of

	December 30, 2005	December 31, 2004

E&C Group	6,302	5,279
Global Power Group	2,575	2,747
Corporate and Financial Services	76	74

	8,953	8,100

Available Information

You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these documents at our website, www.fwc.com, under the heading “Investor Relations” by selecting the heading “SEC Filings.” These documents are made available on our investor relations website as soon as reasonably practicable after we electronically file or furnish these documents with the SEC. The information disclosed on our website is not incorporated herein and does not form a part of this report on Form 10-K.

You may also read and copy any materials that we file or furnish with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our filings on its website at www.sec.gov.

Back to Contents

ITEM 1A. RISK FACTORS

Risk Factors Relating to Our Business

Our business is subject to a number of risks and uncertainties, including those described below. If any of these events occur, our business could be harmed and the trading price of our securities could decline. The following discussion of risks relating to our business should be read carefully in connection with evaluating our business, prospects and the forward-looking statements contained in this report on Form 10-K. For additional information regarding forward-looking statements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Safe Harbor Statement.”

Our domestic operating entities do not generate sufficient cash flow to cover the costs related to our indebtedness, obligations to fund U.S. pension plans, asbestos-related liabilities and corporate overhead expenses. Consequently, we require cash repatriations from our non-U.S. subsidiaries in the normal course of our operations to meet our domestic cash needs. Our ability to repatriate funds from our non-U.S. subsidiaries is limited by a number of factors. Accordingly, we are limited in our ability to use the funds held by our non- U.S. subsidiaries for working capital purposes, to repay debt or to satisfy other obligations.

As of December 30, 2005, we had corporate debt of $151,100, limited recourse project specific debt of $100,100, and capital lease obligations of $64,200. The corporate debt must be serviced with cash repatriations from our operating subsidiaries and/or from the proceeds of financings. In addition, as of December 30, 2005, we had $551,900 of undrawn letters of credit, bank guarantees and surety bonds issued and outstanding, $16,400 of which were cash collateralized. As of December 30, 2005, we had cash, cash equivalents, short- term investments and restricted cash of $372,700, of which $319,800 was held by our non-U.S. subsidiaries. Our current 2006 forecast assumes total cash repatriation from our non-U.S. subsidiaries of $101,600 from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends. There can be no assurance that the forecasted foreign cash repatriation will occur as our non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash. In addition, certain of our non-U.S. subsidiaries are parties to loan, bank guarantee and other agreements that contain covenants, and are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. The repatriation of funds may also subject those funds to taxation. As a result of these factors, we may not be able to repatriate and utilize funds held by our non-U.S. subsidiaries in the amount forecasted above.

If we have a material weakness in our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

Although we have no material weaknesses as of December 30, 2005, we have reported material weaknesses in our internal control over financial reporting in the past. We cannot assure that we will avoid a material weakness in the future. If we have another material weakness in our internal control over financial reporting in the future, it could adversely impact our ability to report our financial results in a timely and accurate manner.

Our international operations involve risks that may limit or disrupt operations, limit repatriation of cash, increase foreign taxation or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flow.

We have substantial international operations that are conducted through foreign and domestic subsidiaries, as well as through agreements with foreign joint-venture partners. Our international operations accounted for approximately 80% of our fiscal year 2005 operating revenues and substantially all of our operating cash flow. We have international operations in Europe, Asia, Africa and South America. Our foreign operations are subject to risks that could materially adversely affect our business, financial condition, results of operations and cash flow, including:

•	uncertain political, legal and economic environments;

•	potential incompatibility with foreign joint venture partners;

Back to Contents

•	foreign currency controls and fluctuations;

•	energy prices and availability;

•	terrorist attacks;

•	the imposition of additional governmental controls and regulations;

•	war and civil disturbances; and

•	labor problems.

Because of these risks, our international operations may be limited, or disrupted; we may lose contract rights; our foreign taxation may be increased; or we may be limited in repatriating earnings. In addition, in some cases, applicable law and joint venture or other agreements may provide that each joint venture partner is jointly and severally liable for all liabilities of the venture. These potential events and liabilities could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our debt levels and significant interest payment obligations could limit the funds we have available for working capital, capital expenditures, dividend payments, acquisitions and other business purposes, which could adversely impact our business.

As of December 30, 2005, we had corporate debt of $151,100, limited recourse project specific debt of $100,100, and capital lease obligations of $64,200. We may not have sufficient funds available to pay all of the debt upon maturity.

Over the last five years, we have been required to allocate a significant portion of our cash flow to pay interest on debt. After paying interest on debt, we have fewer funds available for working capital, capital expenditures, acquisitions and other business purposes. This could limit our ability to respond to changing market conditions, limit our ability to expand through acquisitions, increase our vulnerability to adverse economic and industry conditions and place us at a competitive disadvantage compared to our competitors that have less indebtedness. Our estimated 2006 cash requirements for interest and principal debt service are approximately $50,700.

Certain of our various debt agreements impose significant financial restrictions, which may prevent us from capitalizing on business opportunities and taking certain corporate actions, which could materially adversely affect our business, financial condition, results of operations and cash flow.

Our senior credit agreement imposes significant financial restrictions on us. These restrictions limit our ability to incur indebtedness, pay dividends or make other distributions, make investments and sell assets. Failure to comply with these covenants may allow lenders to elect to accelerate the repayment dates under this debt. We may not be able to repay such obligations if accelerated. Our failure to repay such obligations under our senior credit agreement and our other debt obligations would have a material adverse effect on our business, financial condition, results of operations and cash flow and result in defaults under the terms of our other indebtedness.

One of our subsidiaries is a party to a contract to construct a nuclear storage facility for a U.S. government agency that would require us to fund or obtain third-party project financing in excess of $100,000 and to post a performance bond in excess of $100,000 if the contract is not restructured or terminated. The inability to restructure or terminate the contract would have a material adverse impact on our financial condition, results of operations and cash flow.

We have completed the first phase of this contract and are in the second phase. We requested clarification of certain technical specifications and detailed guidance from the government agency regarding government agency-directed changes to the project scope. The government agency failed to provide such clarification and guidance but nevertheless directed us to proceed with the third phase of the contract in late July 2005. The third phase includes the procurement of long-lead time items and construction, and it has an approximate three-year schedule. The contract requires us to fund the construction cost of the project during the third phase, which cost is estimated to exceed $114,000 and is subject to escalation. The contract also requires us to provide a performance bond for the full amount of the construction cost.

Back to Contents

In February 2006, we entered into a final modification of the contract with the government agency. Under the final modification, the contract will be terminated on a no-fault basis once we transfer to the government agency certain licenses, permits, contracts, drawings and other documents related to the project. More specifically, the final modification provides that if and when we transfer to the government agency the licenses, permits, contracts, drawings, and other documents related to the project, we will be released from further obligations to perform the contract, and we and the government agency will exchange broad releases of claims related to the project. Neither party is required to pay the other any money pursuant to the final modification. We and the government agency are in the process of arranging the necessary transfers, but they are not yet complete. However, we expect to be able to complete the required transfers. Under the final modification, the target date for completion of the transfers and the related exchange of releases is March 6, 2006.

If we fail to complete the transfers, we will not be released from the contract and would remain legally obligated to perform the contract. In such case, we would seek third-party financing to fund the majority of the construction costs, but there can be no assurance we will secure such financing on acceptable terms, or at all. There also can be no assurance that we will be able to obtain the required performance bond. If the necessary financing and bonding cannot be obtained, it is unlikely that we will be able to perform our construction obligations under the contract. If we fail to perform our obligations under the contract, and as a result the government agency terminates the contract, and thereafter the government agency re-bids the contract under substantially the same terms, and if the resulting cost is greater than it would have been under the existing terms with us, the government agency may seek to hold us liable for this difference. This could result in a claim against us in amounts that could have a material adverse effect on our financial condition, results of operations and cash flow. We presently are unable to estimate the possible loss or range of loss that could occur as a result of any such claim.

An equipment issue at one of our power plants is currently preventing the plant from operating at full capacity. If the issue is not resolved in a timely manner, there could be an adverse impact on our results of operations and cash flow.

One of our subsidiaries owns a majority interest in a power plant located in Martinez, California. An equipment issue led to the suspension of operations at the plant for several days in February 2006. Following analyses and the implementation of changes in the way the plant is operated, operations were resumed at reduced capacity pending further resolution of the issue. If the issue is not resolved in a timely manner, there could be an adverse impact on our results of operations and cash flow. Also, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” for a further discussion of events related to this power plant.

We face limitations on our ability to obtain new letters of credit, bank guarantees and performance bonds from banks and surety on the same terms as we have historically. If we were unable to obtain letters of credit, bank guarantees, or performance bonds on reasonable terms, our business, financial condition, results of operations and cash flow would be materially adversely affected.

It is customary in the industries in which we operate to provide letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts.

We may not be able to continue obtaining new letters of credit, bank guarantees, and performance bonds in sufficient quantities to match our business requirements. If our financial condition deteriorates, we may also be required to provide cash collateral or other security to maintain existing letters of credit, bank guarantees and performance bonds. If this occurs, our ability to perform under existing contracts may be adversely affected.

Our current and future lump-sum or fixed-price contracts and other shared risk contracts may result in significant losses if costs are greater than anticipated.

Some of our contracts are lump-sum contracts and other shared-risk contracts that are inherently risky because we agree to the selling price of the project at the time we enter into the contracts. The selling price is based on estimates of the ultimate cost of the contract and we assume substantially all of the risks associated with completing the project, as well as the post-completion warranty obligations. In 2004 and

Back to Contents

2003, we recorded charges of approximately $42,200 and $30,800, respectively, relating to underestimated costs on lump-sum contracts.

We assume the project’s technical risk, meaning that we must tailor products and systems to satisfy the technical requirements of a project even though, at the time the project is awarded, we may not have previously produced such a product or system. We also assume the risks related to revenue, cost and gross profit realized on such contracts that can vary, sometimes substantially, from the original projections due to changes in a variety of other factors, including but not limited to:

•	unanticipated technical problems with the equipment being supplied or developed by us, which may require that we spend our own money to remedy the problem;

•	changes in the costs of components, materials or labor;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in local laws and regulations;

•	changes in local labor conditions;

•	project modifications creating unanticipated costs;

•	delays caused by local weather conditions; and

•	our suppliers’ or subcontractors’ failure to perform.

These risks are exacerbated as most projects are long-term that result in increased risk that the circumstances upon which we based our original bid will change in a manner that increases our costs. In addition, we sometimes bear the risk of delays caused by unexpected conditions or events. Long-term, fixed-price projects often make us subject to penalties if portions of the project are not completed in accordance with agreed-upon time limits. Therefore, significant losses can result from performing large, long-term projects on a lump-sum basis. These losses may be material and could negatively impact our business, financial condition, results of operations and cash flow.

We may increase the size and number of lump-sum turnkey contracts, sometimes in countries where we have limited previous experience.

We may bid for and enter into such contracts through partnerships or joint ventures with third parties that have greater bonding capacity than we do. This would increase our ability to bid for the contracts. Entering into these partnerships or joint ventures will expose us to credit and performance risks of those third-party partners, which could have a negative impact on our business and our results of operations if these parties fail to perform under the arrangements.

We also perform government contracts containing fixed labor rates that are subject to audit by governmental agencies. These audits can occur several years after completion of the project and could result in claims for reimbursement from us. These reimbursement amounts could be materially different than estimated, which could have a negative impact on our results of operations and cash flow.

We may have high working capital requirements in the near term and we may have difficulty obtaining financing, which could have a negative impact on our business, financial condition, results of operations and cash flow.

Our business requires a significant amount of working capital and our U.S. operations do not generate sufficient cash flow to cover the costs related to our indebtedness, obligations to fund U.S. pension plans, asbestos-related liabilities and corporate overhead expenses. In some cases, significant amounts of working capital are required to finance the purchase of materials and performance of engineering, construction and other work on projects before payment is received from customers. In some cases, we are contractually obligated to our customers to fund working capital on our projects. Moreover, we may need to incur additional indebtedness in the future to satisfy our working capital needs. As a result, we are subject to risks associated with debt financing, including insufficient cash flow to meet our required debt payments and the inability to meet our credit facility covenants.

Back to Contents

Our working capital requirements may increase if we are required to give our customers more favorable payment terms under contracts in order to compete successfully for certain projects. These terms may include reduced advance payments from customers and payment schedules from customers that are less favorable to us. In addition, our working capital requirements have increased in recent years because we have had to advance funds to complete projects under lump-sum contracts and have been involved in lengthy arbitration or litigation proceedings to recover these amounts from our customers. All of these factors may result, or have resulted, in increases in the amount of contracts in process and receivables and short-term borrowings. Continued increases in working capital requirements would have a material adverse effect on our business, financial condition, results of operations and cash flow.

Projects included in our backlog may be delayed or cancelled, which could materially harm our financial condition, results of operations and cash flow.

The dollar amount of backlog does not necessarily indicate future earnings related to the performance of that work. Backlog refers to expected future revenues under signed contracts and legally binding letters of intent that we have determined are likely to be performed. Backlog projects represent only business that is considered firm, although cancellations or scope adjustments may occur. Most contracts require our clients to pay for work performed to the point of contract cancellation. Due to changes in project scope and schedule, we cannot predict with certainty when or if backlog will be performed. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us. Any material delay, cancellation or payment default could materially harm our financial condition, results of operations and cash flow.

Backlog as of December 30, 2005 increased 80% as compared to year-end 2004. However, backlog may decline in the future.

The number and cost of our current and future asbestos claims in the United States could be substantially higher than we have estimated and the timing of payment of claims could be sooner than we have estimated, which could materially adversely affect our financial condition, results of operations and cash flow.

Some of our subsidiaries are named as defendants in numerous lawsuits and out-of-court administrative claims pending in the United States in which the plaintiffs claim damages for alleged bodily injury or death arising from exposure to asbestos in connection with work performed, or heat exchange devices assembled, installed and/or sold, by our subsidiaries. We expect these subsidiaries to be named as defendants in similar suits and claims brought in the future. For purposes of our financial statements, we have estimated the indemnity and defense costs to be incurred in resolving pending and forecasted domestic claims through year-end 2020. Although we believe our estimates are reasonable, the actual number of future claims brought against us and the cost of resolving these claims could be substantially higher than our estimates. Some of the factors that may result in the costs of these claims being higher than our current estimates include:

•	the rate at which new claims are filed;

•	the number of new claimants;

•	changes in the mix of diseases alleged to be suffered by the claimants, such as type of cancer, asbestosis or other illness;

•	increases in legal fees or other defense costs associated with these claims;

•	increases in indemnity payments;

•	decreases in the proportion of claims dismissed with zero indemnity payments;

•	indemnity payments being required to be made sooner than expected;

•
bankruptcies of other asbestos defendants, causing a reduction in the number of available solvent defendants and thereby increasing the number of claims and the size of demands against our subsidiaries;

Back to Contents

•	adverse jury verdicts requiring us to pay damages in amounts greater than we expect to pay in settlement;

•	changes in legislative or judicial standards that make successful defense of claims against our subsidiaries more difficult; or

•	enactment of legislation requiring us to contribute amounts to a national settlement trust in excess of our expected net liability, after insurance, in the tort system.

The total liability recorded on our balance sheet is based on estimated indemnity and defense costs expected to be incurred through year-end 2020. We believe that it is likely that there will be new claims filed after 2020, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after 2020. Our forecast contemplates that the number of new claims requiring indemnity will decline from year to year. Failure of future claims to decline as we expect may result in our aggregate liability for asbestos claims being higher than estimated.

In 2004, we retained, through counsel, Analysis Research Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to work with us to estimate the amounts of asbestos-related indemnity and defense costs for the following 15-year period. We consult ARPC at the end of each quarter regarding this estimate. ARPC reviewed our asbestos indemnity payments, defense costs and claims activity during 2005 and compared them to our 15-year forecast prepared in 2004.

In 2005, the number of mesothelioma claims filed against us was significantly higher than forecast. In addition, the average indemnity amounts we paid for both mesothelioma and non-mesothelioma claims were significantly higher than forecast. These factors increase indemnity costs but were partially offset by significantly higher than forecasted rates of dismissals of claims with zero indemnity payments.

Based on their review of 2005 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability over the next 15 years be updated as of year-end 2005. Accordingly, we worked with ARPC to develop a revised estimate of our indemnity and defense costs through 2020. At year-end, we increased our liability for domestic asbestos indemnity and defense costs through 2020 to $516,000, which brings our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and asset, we recorded a loss of $113,700 in the fourth quarter of 2005.

Our forecast of the number of future claims is based, in part, on a regression model, which employs the statistical analysis of our historical claims data to generate a trend line for future claims and, in part, on an analysis of future disease incidence. Although we believe this forecast method is reasonable, other forecast methods that attempt to estimate the population of living persons who could claim they were exposed to asbestos at worksites where our subsidiaries performed work or sold equipment, could also be used and might project higher numbers of future claims than our forecast.

As occurred in 2005, the actual number of future claims, the mix of disease types and the amounts of indemnity and defense costs may exceed our current estimates. We periodically update our forecasts to take into consideration recent claims experience and other developments, such as legislation, that may affect our estimates of future asbestos-related costs. The announcement of increases to asbestos liabilities as a result of revised forecasts, adverse jury verdicts or other negative developments involving asbestos litigation or insurance recoveries may cause the value or trading prices of our securities to decrease significantly. These negative developments could also negatively impact our liquidity, cause us to default under covenants in our indebtedness, cause our credit ratings to be downgraded, restrict our access to capital markets or otherwise have a material adverse effect on our financial condition, results of operations and cash flow.

The amount and timing of insurance recoveries of our asbestos-related costs in the United States is uncertain. The failure to obtain insurance recoveries could cause a material adverse effect on our financial condition, results of operations and cash flow.

We believe that a significant portion of our subsidiaries’ liability and defense costs for asbestos claims will be covered by insurance. Since 2003, we have used an outside consultant to assist us in the estimation of our asbestos insurance asset. In 2005, we retained, through counsel, Peterson Risk Consulting, nationally

Back to Contents

recognized experts in the estimation of insurance recoveries, to review our prior estimate of the value of the unsettled insurance asset and assist in the current estimation of our primary and unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimate, and allocation methodology assumptions we provided them, Peterson Risk Consulting provided an analysis of the unsettled insurance asset. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset.

Our consolidated balance sheet as of December 30, 2005, includes as an asset an aggregate of $320,000, which represents our best estimate of actual and probable insurance recoveries relating to our domestic liability for pending and estimated future asbestos claims through year-end 2020, $24,200 of this asset is recorded in accounts and notes receivable-other and $295,800 is recorded as asbestos-related insurance recovery receivable. The amount recorded within accounts and notes receivable-other reflects amounts due in 2006 under executed settlement agreements with insurers and does not include any estimate for future settlements. The amount recorded as asbestos-related insurance recovery receivable includes an estimate of recoveries from unsettled insurers, based upon assumptions relating to cost allocation, the application of New York law, and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers. On February 13, 2001, litigation was commenced against certain of our subsidiaries by certain of our insurers seeking to recover from other insurers amounts previously paid by them and to adjudicate their rights and responsibilities under our subsidiaries’ insurance policies. As of December 30, 2005, we estimate the value of our asbestos insurance asset contested by our subsidiaries’ insurers in ongoing litigation as $115,000. While this litigation is pending, we have had to cover a substantial portion of our settlement payments and defense costs out of our cash flow.

Our subsidiaries have entered into several settlement agreements calling for certain insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. We intend to continue to attempt to negotiate additional settlements where achievable on a reasonable basis in order to minimize the amount of future costs that we would be required to fund out of our cash flow. If we cannot achieve settlements in amounts necessary to cover our future costs, we may continue to fund a portion of future costs, which may reduce our cash flow and our working capital, and may adversely affect our liquidity.

If we cannot achieve settlements through negotiations, the ability of our subsidiaries to ultimately recover a substantial portion of asbestos-related costs from insurance is dependent on successful resolution of outstanding coverage issues in the insurance litigation described above related to their insurance policies. These issues include:

•	the law applicable to the subsidiaries’ insurance policies;

•	disputes regarding allocations of liabilities among our subsidiaries and the insurers;

•	the effect of deductibles and policy limits on available insurance coverage;

•	the characterization of asbestos claims brought against our subsidiaries as product related or non-product related; and

•	other defenses raised by one or more of the insurers either to the scope of their obligations under the policies or timing of their payments.

An adverse outcome in the pending insurance litigation described above could significantly limit our insurance recoveries. However, a favorable outcome in all or part of the litigation could significantly increase available insurance recoveries above our current estimate. In this regard, on January 10, 2005, a New York state trial court entered an order finding that New York, rather than New Jersey, law applies in the litigation described above regarding the allocation of liability for asbestos-related personal injury claims among our subsidiaries and their various insurers. Prior to entry of the New York court order, we had calculated estimated insurance recoveries applying New Jersey law. The application of New York, rather than New Jersey, law would result in our subsidiaries realizing lower insurance recoveries. Thus, as a result of this decision and other factors, we estimated our insurance asset assuming application of New York law and we

Back to Contents

recorded a charge to earnings in the fourth quarter of 2004 of $75,800 and reduced the year-end 2004 carrying value of our probable insurance recoveries by a similar amount. Unless this decision is reversed, we expect that we will be required to fund a portion of our asbestos liabilities from our own cash. The amount and timing of these funding requirements will be dependent upon, among other things, litigated or negotiated resolution of the various disputes with our insurers with whom we have not yet settled. On February 16, 2005, our subsidiaries filed an appeal of this decision to a higher court. Our appeal is currently pending and there can be no assurances as to the timing or the outcome.

Even if the coverage litigation is resolved in a manner favorable to us, our recoveries may be limited by insolvencies among our insurers. We have not assumed recovery in the estimate of our asbestos insurance recovery asset from any of our currently insolvent insurers. Other insurers may become insolvent in the future and our insurers also may fail to reimburse amounts owed to us on a timely basis. Any failure to realize expected insurance recoveries, and any delays in receiving from our insurers amounts owed to our subsidiaries, will have a material adverse effect on our financial condition, results of operations, and cash flow.

The pending coverage litigation and active negotiations with our insurers is continuing. We funded $12,400 of asbestos liabilities from our cash flow during 2005. While we expect active settlement negotiations with unsettled insurers to continue during 2006, we may determine that the appropriate course of action is to continue to fund a portion of our asbestos liabilities during 2006 while the coverage litigation and settlement negotiations continue. If we elect to continue this course of action, we may spend from our cash flow up to $51,000 in 2006. This estimate assumes no additional settlements with insurance companies and is considered in our liquidity forecast.

Proposed national asbestos trust fund legislation could require us to pay amounts in excess of current estimates of our net asbestos liability, which could adversely affect our financial condition, results of operations and long-term cash flow.

Although no specific federal legislation has been enacted by the United States Congress, a possibility exists that a bill entitled Fairness in Asbestos Injury Resolution Act of 2005, which has been introduced in both houses of Congress in Washington D.C., may become law. This bill was reported out of the Senate Judiciary Committee and was brought to the Senate floor in February 2006, but was defeated on a procedural issue without a vote on the merits. Because we have been named as a defendant in a significant number of asbestos-related bodily injury claims we would be a “defendant participant” in a proposed national trust fund should such enabling legislation become law. If this proposed legislation is enacted into law in its current form, substantially all current and future asbestos claims will be removed from the tort system and claimants’ exclusive remedy will be payment from a national trust fund. This proposed legislation, should it become law in its present form, would alter our payment obligations. We, as a defendant participant in the fund, would be required to make annual contributions to this fund for a period of up to 30 years. While the exact amount that we may be required to pay over this period of time is unknown, under the form of the bill in which it was debated in the Senate, the amount would be at least $19,250 per year for 30 years, none of which would be covered by insurance. This amount significantly exceeds costs that we expect to incur, net of insurance, to defend and resolve claims in the tort system. This proposed legislation, should it become law in its present form, could have a material adverse impact on our financial condition, results of operations and long-term cash flow.

The number of asbestos-related claims received by our subsidiaries in the United Kingdom has recently increased. These claims are covered by insurance policies and proceeds from the policies are paid directly to the plaintiffs. The timing and amount of asbestos claims that may be made in the future, the financial solvency of the insurers, and the amount that may be paid to resolve the claims, are uncertain. The insurance carriers’ failure to make payments due under the policies could have a material adverse effect on our financial condition, results of operations and cash flow.

Some of our subsidiaries in the United Kingdom have received claims alleging personal injury arising from exposure to asbestos in connection with work performed, or heat exchange devices assembled, installed and/or sold, by our subsidiaries. The total number of claims received to date in the United Kingdom is 747 of which 306 remained open at December 30, 2005. We expect these subsidiaries to be named as defendants in

Back to Contents

similar suits and claims brought in the future. To date, insurance policies have provided coverage for substantially all of the costs incurred in connection with resolving asbestos claims in the United Kingdom. Our ability to continue to recover under these insurance policies is dependant upon, among other things, the timing and amount of asbestos claims that may be made in the future, the financial solvency of our insurers, and the amount that may be paid to resolve the claims. These factors could significantly limit insurance recoveries, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Failure by us to successfully defend against claims made against us by project owners or by our project subcontractors, or failure by us to recover adequately on claims made against project owners, could have a material adverse effect upon our financial condition, results of operations and cash flow.

In the ordinary course of business, claims involving project owners and subcontractors are brought against us and by us in connection with our project contracts. Claims brought against us include back charges for alleged defective or incomplete work, breaches of warranty and/or late completion of the project work, and claims for canceled projects. The claims and back charges can involve actual damages, as well as contractually agreed upon liquidated sums. If we were found to be liable on any of the project claims against us, we would have to incur a write-down or charge against earnings, to the extent a reserve had not been established for the matter in our accounts. Claims brought by us against project owners include claims for additional costs incurred in excess of current contract provisions arising out of project delays and changes in the initial scope of work. Claims between us and our subcontractors and vendors include claims like any of those described above. These project claims, if not resolved through negotiation, are often subject to lengthy and expensive litigation or arbitration proceedings. We have used significant additional working capital in projects with cost overruns pending the resolution of our claims against project owners. Amounts ultimately realized on project claims by us could differ materially from the balances included in our financial statements, resulting in a charge against earnings to the extent profit has already been accrued on a project contract. Charges and write-downs associated with claims brought against us and by us could have a material adverse impact on our financial condition, results of operations and cash flow.

Because operations are concentrated in four particular industries, we may be adversely impacted by economic or other developments in these industries.

We derive a significant amount of revenues from services provided to corporations that are concentrated in four industries: power, oil and gas, chemical/petrochemical and pharmaceuticals. Unfavorable economic or other developments in one or more of these industries could adversely affect our clients and could have a material adverse effect on our financial condition, results of operations and cash flow.

Our failure to successfully manage geographically diverse operations could impair our ability to react quickly to changing business and market conditions and comply with industry standards and procedures.

We operate in more than 50 countries around the world, with approximately 7,800, or 87%, of our employees located outside of the United States. In order to manage our day-to-day operations, we must overcome cultural and language barriers and assimilate different business practices. In addition, we are required to create compensation programs, employment policies and other administrative programs that comply with the laws of multiple countries. Failure to successfully manage geographically-diverse operations could impair our ability to react quickly to changing business and market conditions and comply with industry standards and procedures.

We may lose business to competitors who have greater financial resources.

We are engaged in highly competitive businesses in which customer contracts are often awarded through bidding processes based on price and the acceptance of certain risks. We compete with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. Some competitors have greater financial and other resources than we do and may have significantly more favorable leverage ratios. Because financial strength is a factor in deciding whether to grant a contract, our competitors’ more favorable leverage ratios give them a competitive advantage and could prevent us from obtaining contracts for which we have bid.

Back to Contents

A failure by us to attract and retain qualified personnel, joint venture partners, advisors and subcontractors could have an adverse effect on our business, financial condition, results of operations and cash flow.

Our ability to attract and retain qualified engineers and other professional personnel, as well as joint-venture partners, advisors and subcontractors, will be an important factor in determining our future success. The market for these professionals, joint-venture partners, advisors and subcontractors is competitive, and we may not be successful in efforts to attract and retain these professionals, joint-venture partners, advisors and subcontractors. In addition, success depends in part on our ability to attract and retain skilled laborers. Failure to attract or retain these workers could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We are subject to various environmental laws and regulations in the countries in which we operate. If we fail to comply with these laws and regulations, we may have to incur significant costs and penalties that could adversely affect our financial condition, results of operations and cash flow.

Our operations are subject to U.S., European and other laws and regulations governing the generation, management, and use of regulated materials, the discharge of materials into the environment, the remediation of environmental contamination, or otherwise relating to environmental protection. These laws include U.S. federal statutes, such as the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, the Clean Water Act, the Clean Air Act and similar state and local laws, and European laws and regulations including those promulgated under the Integrated Pollution Prevention and Control Directive issued by the European Union in 1996, and the 1991 directive dealing with waste and hazardous waste and laws and regulations similar to those in other countries in which we operate. Both our E&C Group and Global Power Group make use of and produce as wastes or byproducts substances that are considered to be hazardous under the laws and regulations referred to above. We may be subject to liabilities for environmental contamination as an owner or operator of a facility or as a generator of hazardous substances without regard to negligence or fault, and we are subject to additional liabilities if we do not comply with applicable laws regulating such hazardous substances, and, in either case, such liabilities can be substantial.

We may be subject to significant costs, fines and penalties and/or compliance orders if we do not comply with environmental laws and regulations including those referred to above. Some environmental laws, including CERCLA, provide for joint and several strict liabilities for remediation of releases of hazardous substances, which could result in a liability for environmental damage without regard to negligence or fault. These laws and regulations and common laws principles could expose us to liability arising out of the conduct of current and past operations or conditions, including those associated with formerly owned or operated properties caused by us or others, or for acts by us or others which were in compliance with all applicable laws at the time the acts were performed. In some cases, we have assumed contractual indemnification obligations for environmental liabilities associated with some formerly owned properties. Additionally, we may be subject to claims alleging personal injury, property damage or natural resource damages as a result of alleged exposure to or contamination by hazardous substances. The ongoing costs of complying with existing environmental laws and regulations can be substantial. Changes in the environmental laws and regulations, remediation obligations, enforcement actions or claims for damages to persons, property, natural resources or the environment, could result in material costs and liabilities.

You should read Note 20 to the consolidated financial statements in this Form 10-K for a summary of our material environmental proceedings and litigation.

We rely on our information systems in our operations. Failure to protect these systems against security breaches could adversely affect our business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.

The efficient operation of our business is dependent on computer hardware and software systems. We rely on our information systems to communicate and store customer and project information, to track new bookings and inventory, to procure materials and equipment for projects, to perform computerized design and engineering drawings, to perform project scheduling and cost tracking, to maintain Internet and extranet web

Back to Contents

sites, to maintain our proprietary research and development data and to effectively manage accounting and financial functions. Our information systems are comprised of multiple networks.

Information systems are vulnerable to security breaches by computer hackers and cyber terrorists. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not always be adequate to properly prevent security breaches. Moreover, advances in computing capabilities or other developments may result in a compromise or breach of the technology used by us to protect our systems.

In February 2005, we experienced a security breach in our computer systems that service our North American operations. Although it does not appear that our primary financial information system was accessed, or that the integrity of our financial information was compromised, we cannot ensure that this is the case. Although we believe we have taken the steps needed to resolve this breach, compromises of our security systems could expose us to a risk of loss or litigation and possible liability, which could substantially harm our business and results of operations. Further, anyone who is able to circumvent our security measures could misappropriate proprietary or confidential information, which could adversely affect our ability to effectively compete for new business or could cause interruptions in our operations. Because of the nature and magnitude of our projects, we may be the target of cyber terrorists or be the subject of industrial espionage. Although we maintain property and liability insurance, the insurance may not cover potential losses and/or claims of this type or may not be adequate to cover all related costs or liability that may be incurred. As a part of our ongoing efforts to protect our systems against future breaches, we have hired a full-time information technology security manager.

In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer. Our information systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters;

•	terrorist attacks;

•	computer virus attacks;

•	operator negligence;

•	power loss;

•	the failure to properly integrate our various networks that comprise our global information systems; and

•	computer systems, Internet, or data network failure.

Any significant interruption or failure of our information systems or any significant breach of security could adversely affect our business and results of operations.

We may lose market share to our competitors and be unable to operate our business profitably if our patents and other intellectual property rights do not adequately protect our proprietary products.

Our success depends significantly on our ability to protect our intellectual property rights to the technologies and know-how used in our proprietary products. We rely on patent protection, as well as a combination of trade secret, unfair competition and similar laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. Although we have taken steps to protect our intellectual property and proprietary technology, there is no assurance that third parties will not be able to design around the patents. We also rely on unpatented proprietary technology. We cannot provide assurance that we can meaningfully protect all our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or

Back to Contents

otherwise gain access to our unpatented proprietary technology. We seek to protect our trade secrets, know-how and other unpatented proprietary technology, in part with confidentiality agreements and intellectual property assignment agreements with our employees, independent distributors and consultants. However, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements or in the event that our competitors discover or independently develop such trade secrets or other proprietary information.

Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If we cannot adequately protect our intellectual property rights in these foreign countries, our competitors may be able to compete more directly with us, which could adversely affect our competitive position and business.

We also hold licenses from third parties that are necessary to utilize certain technologies used in the design and manufacturing of some of our products. The loss of such licenses would prevent us from manufacturing and selling these products, which could harm our business.

We have anti-takeover provisions in our bye-laws that may discourage a change of control.

Our bye-laws contain provisions that could make it more difficult for a third-party to acquire us without the consent of our board of directors. These provisions provide for:

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

•
Any amendment to the bye-law limiting the removal of directors to be approved by the board of directors and the affirmative vote of the holders of three quarters of the issued shares entitled to vote at general meetings.

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

•
Restrictions on the time period in which directors may be nominated. A shareholder notice to nominate an individual for election as a director must be received no less than 120 calendar days prior to the anniversary of the date on which Foster Wheeler Ltd. first mailed its proxy materials for the preceding year’s annual meeting.

•
Restrictions on the time period in which shareholder proposals may be submitted. To be timely for inclusion in Foster Wheeler Ltd.’s proxy statement, a shareholder’s notice for a shareholder proposal must be received not less than 120 days prior to the first anniversary of the date on which Foster Wheeler Ltd. first mailed its proxy materials for the preceding year’s annual general meeting. To be timely for consideration at the annual meeting of shareholders, a shareholder’s notice must be received no less than 45 days prior to the anniversary of the date on which Foster Wheeler Ltd. first mailed its proxy materials for the preceding year’s annual meeting.

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

Back to Contents

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

These provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

We are a Bermuda company and it may be difficult for you to enforce judgments against us or our directors and executive officers.

Foster Wheeler Ltd. is a Bermuda exempted company. As a result, the rights of shareholders will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions. A substantial portion of our assets are located outside the United States. It may be difficult for investors to enforce in the United States judgments obtained in U.S. courts against us or our directors based on the civil liability provisions of the U.S. securities laws. Uncertainty exists as to whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, under the securities laws of those jurisdictions or entertain actions in Bermuda under the securities laws of other jurisdictions.

Our bye-laws restrict shareholders from bringing legal action against our officers and directors.

Our bye-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the officer or director. This waiver limits the right of shareholders to assert claims against our officers and directors unless the act or failure to act involves fraud or dishonesty.

Back to Contents

ITEM 2. PROPERTIES

The following chart provides the name of each subsidiary that owns or leases real property, along with the location and general use of each of our properties as of December 30, 2005, and the business segment in which each property is grouped.

Company (Business Segment*)
and Location	Use	Land Area		Building Square Feet		Lease Expires(1)

Foster Wheeler Realty Services, Inc. (C&F)
Union Township, New Jersey	Investment in undeveloped land	203.8 acres		—

	General office & engineering	29.4 acres		294,000		2022

	Storage and reproduction facilities	10.8 acres		30,400

Livingston, New Jersey	Research center	6.7 acres		51,355

Bedminster, New Jersey	Investment in land and office	10.7 acres	(2)	135,000	(2,3)

Foster Wheeler Energy Corporation (GPG)
Dansville, New York	Manufacturing & office(4)	82.4 acres		513,786

Foster Wheeler Energy Services, Inc. (GPG)
San Diego, California	Office	—		11,015		2008

Foster Wheeler USA Corporation (E&C)
Houston, Texas	Office & engineering	—		107,890		2013

Foster Wheeler Iberia, S.A. (E&C)/(GPG)
Madrid, Spain	Office & engineering	5.5 acres		110,000		2015

Foster Wheeler Energia, S.A. (GPG)
Tarragona, Spain	Manufacturing & office	25.6 acres		77,794

Foster Wheeler France, S.A. (E&C)
Paris, France	Office & engineering	—		55,350		2007

Vitrolles, France	Office & engineering	—		9,146		2006

Foster Wheeler International Corporation (Thailand Branch) (E&C)
Sriracha, Thailand	Office & engineering	—		39,556		2008
Sriracha, Thailand	Office & engineering	—		31,944		2006

Foster Wheeler International Engineering
& Consulting (Shanghai) Company Limited (GPG and E&C)
Shanghai, China	Office	—		15,250		2006

Foster Wheeler Constructors, Inc. (GPG)
McGregor, Texas	Storage facilities	15.0 acres		24,000

Foster Wheeler Limited (United Kingdom) (E&C)
Glasgow, Scotland	Office & engineering	2.3 acres		28,798	(2)

Reading, England	Office & engineering	—		55,193		2007

Reading, England	Office & engineering	14.0 acres		365,521		2024

Reading, England	Investment in undeveloped land	12.0 acres		—

Teesside, England	Office & engineering	—		18,001		2006/2014

Foster Wheeler Canada Ltd. (GPG)
Niagara-On-The-Lake, Ontario	Office & engineering	—		29,066		2008

Foster Wheeler Power Machinery Company Limited (GPG)
Xinhui, Guangdong, China	Manufacturing & office	30.0 acres		319,073	(5)	2045

Jiangmen City, Guangdong, China	Manufacturing	—		47,275		2006

Back to Contents

Company (Business Segment*)
and Location	Use	Land Area	Building Square Feet		Lease Expires(1)

Foster Wheeler Italiana, S.p.A. (E&C)
Milan, Italy	Office & engineering	—	142,000		2007

Milan, Italy	Office & engineering	—	121,870	(2)	2008

Milan, Italy	Manufacturing & office	—	21,500		2007

Foster Wheeler Pyropower, Inc. (GPG)
Ridgecrest, California	Office & storage facilities	—	10,000		month to month

Foster Wheeler Birlesik Insaat ve Muhendislik A.S. (E&C)
Istanbul, Turkey	Office & engineering	—	18,000		2007

Foster Wheeler Eastern Private Limited (E&C)
Singapore	Office & engineering	—	36,441		2008

Singapore	Office	—	7,110		2008

Foster Wheeler Power Systems, Inc. (GPG)
Martinez, California	Cogeneration plant	6.4 acres	—

Camden, New Jersey	Waste-to-energy plant	18.0 acres	—		2011

Talcahuano, Chile	Cogeneration plant-facility site	21.0 acres	—		2028

Foster Wheeler Energia OY (GPG)
Varkaus, Finland	Manufacturing & office	22.2 acres	366,716

	Office	—	100,750		2031

Karhula, Finland	Research center	9.0 acres	15,100		2095

	Office and laboratory		53,907	(2)	2095

Helsinki, Finland	Office	—	13,859		2007

Foster Wheeler Energie GmbH (GPG)
Dusseldorf, Germany	Office & engineering	—	7,772		2008

Foster Wheeler Energi AB (GPG)
Norrkoping, Sweden	Manufacturing & office	—	37,990		2014

Foster Wheeler Service (Thailand) Limited (GPG)
Bangkok, Thailand	Office & engineering	—	5,403		2006

Rayong, Thailand	Manufacturing & office	—	129,167		2008

Foster Wheeler Energy FAKOP Ltd. (GPG)
Sosnowiec, Poland	Manufacturing & office	23.1 acres	271,152	(6)

* Designation of Business Segments:	E&C - Global Engineering & Construction Group

GPG - Global Power Group

C&F - Corporate & Financial Services

(1)	Represents leases in which Foster Wheeler is the lessee.
(2)	Portion or entire facility leased or subleased to third parties.
(3)	50% ownership interest.
(4)	Facility has been mothballed and is currently subject to a pending purchase and sale contract.
(5)	52% ownership interest.
(6)	53% ownership interest.

Locations of less than 10,000 square feet are not listed. Except as noted above, the properties set forth are owned in fee. All or part of the listed properties may be leased or subleased to other affiliates. All properties are in good condition and adequate for their intended use.

Back to Contents

ITEM 3. LEGAL PROCEEDINGS

Asbestos — United States

Some of our U.S. subsidiaries, along with many unrelated companies, are codefendants in numerous asbestos-related lawsuits and administrative claims pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with the work allegedly performed by our subsidiaries during the 1970’s and prior. As of December 30, 2005, the total number of open cases involves approximately 164,800 claimants. Of those claimants, we have determined that our subsidiaries are respondents in approximately 105,200 open administrative claims and are named defendants in lawsuits involving approximately 59,600 plaintiffs.

All of the open administrative claims have been filed under blanket administrative agreements that we have with various law firms representing claimants and do not specify monetary damages sought. Based on our analysis of open lawsuits, approximately 88% do not specify the monetary damages sought or merely recite that the amount of monetary damages sought meets or exceeds the required jurisdictional minimum in the jurisdiction in which suit is filed. Approximately 3% request damages ranging from $10 to $50; approximately 5% request damages ranging from $51 to $1,000; approximately 3% request damages ranging from $1,001 to $10,000; and the remaining 1% request damages ranging from $10,001 to, in a very small number of cases, $50,000.

In all cases, requests for monetary damages are asserted against multiple named defendants, typically ranging from 25 to 250, in a single complaint.

On February 13, 2001, litigation was commenced against certain of our domestic subsidiaries by certain insurers seeking to recover from other insurers amounts previously paid by them and to adjudicate their rights and responsibilities under the subsidiaries’ insurance policies. As of December 30, 2005, we estimate the value of our asbestos insurance asset contested by our subsidiaries’ insurers in ongoing litigation as $115,000. An adverse outcome in the insurance litigation coverage issues could significantly limit our insurance recoveries. However, a favorable outcome in all or part of the litigation could significantly increase available insurance recoveries above our current estimate. In this regard, on January 10, 2005, a New York state trial court entered an order finding that New York, rather than New Jersey, law applies in a lawsuit regarding the allocation of liability for asbestos-related personal injury claims among our subsidiaries and our various insurers. On February 16, 2005, our subsidiaries filed an appeal of this decision to a higher court. Our appeal is currently pending and there can be no assurances as to the timing or the outcome.

Additional Information

For additional information on asbestos claims and other material litigation affecting us including claims related to certain of our projects, a waste-to-energy project in Camden County, New Jersey, a long-term U.S. government agency contract for a spent nuclear storage facility and environmental matters, see Item 1A, “Risk Factors—Risk Factors Relating to Our Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Estimates” and Note 20, “Litigation and Uncertainties,” in the consolidated financial statements in this Form 10-K.

Back to Contents

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

Back to Contents

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NASDAQ Stock Market, Inc.’s National Market on June 3, 2005, under the symbol “FWLT.” During the period November 15, 2003 to June 2, 2005, our common stock was traded on the Over-the-Counter Bulletin Board under the symbol “FWLRF.OB.” Previous to November 15, 2003, our common stock was traded on the New York Stock Exchange under the symbol “FWC.”

As applicable, the following chart lists the quarterly high and low bid prices on the Over-the-Counter Bulletin Board and the high and low sales prices on the NASDAQ Stock Market, Inc.’s National Market. The Over-the-Counter Bulletin Board prices reflect inter-dealer prices, without retail mark-ups, mark-downs, or commission and may not represent actual transactions.

	Three months ended

	April 1, 2005	July 1, 2005	September 30, 2005	December 30, 2005

Cash dividends per share	$—	$—	$—	$—
Common share prices:
High	$19.65	$20.61	$31.44	$37.89
Low	$12.40	$12.85	$19.55	$26.26

	Three months ended

	March 26, 2004	June 25, 2004	September 24, 2004	December 31, 2004

Cash dividends per share	$—	$—	$—	$—
Common share prices:
High	$38.40	$36.60	$29.20	$17.00
Low	$19.60	$21.60	$8.80	$8.40

We had 6,003 common shareholders of record and 66,500,619 common shares outstanding as of February 20, 2006.

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

We discontinued the common share dividend in July 2001. Therefore, we paid no dividends on our common shares during 2005 and we do not expect to pay dividends on our common shares for the foreseeable future. In addition, we are prohibited from paying dividends under our senior credit agreement.

Back to Contents

ITEM 6. SELECTED FINANCIAL DATA

COMPARATIVE FINANCIAL STATISTICS
(amounts in thousands of dollars, except share data and per share amounts)

	For the Year Ended
	December 30, 2005		December 31, 2004		December 26, 2003		December 27, 2002		December 28, 2001

Statement of Operations Data:
Operating revenues	$2,200,000		$2,661,300		$3,723,800		$3,519,200		$3,315,300
Loss before income taxes	(70,200	)(1)	(232,200	)(2)	(109,700	)(3)	(360,000	)(4)	(213,000	)(5)
Provision for income taxes	(39,600)		(53,100)		(47,400)		(14,700)		(123,400	)(6)
Loss prior to cumulative effect of a change in accounting principle	(109,800)		(285,300)		(157,100)		(374,700)		(336,400)
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	—		—		—		(150,500	)(7)	—

Net loss	(109,800)		(285,300)		(157,100)		(525,200)		(336,400)
Net income allocated to preferred shareholders	—		—		—		—		—

Net loss available to common shareholders	$(109,800)		$(285,300)		$(157,100)		$(525,200)		$(336,400)

Basic and diluted loss per common share: (8)
Net loss prior to cumulative effect of a change in accounting principle	$(2.36)		$(57.84)		$(76.53)		$(182.98)		$(164.58)
Cumulative effect on prior years (to December 31, 2001) of a change in accounting principle	—		—		—		(73.49)		—

Basic and diluted loss per common share	$(2.36)		$(57.84)		$(76.53)		$(256.47)		$(164.58)

Shares outstanding: (8)
Weighted-average number of common shares outstanding for basic loss per common share	46,570,100		4,932,400		2,052,200		2,047,800		2,043,800
Effect of dilutive securities	*		*		*		*		*

Weighted-average number of common shares outstanding for diluted loss per common share	46,570,100		4,932,400		2,052,200		2,047,800		2,043,800

	As of

	December 30, 2005		December 31, 2004		December 26, 2003		December 27, 2002		December 28, 2001

Balance Sheet Data:
Current assets	$851,500		$1,039,500		$1,174,400		$1,329,800		$1,754,400
Current liabilities	997,600		1,251,600		1,350,400		1,449,800		2,388,600
Working capital	(146,100)		(212,100)		(176,000)		(120,000)		(634,200)
Land, buildings and equipment, net	258,700		280,300		309,600		407,800		399,200
Total assets	1,894,700		2,177,700		2,506,500		2,842,300		3,325,800

Long-term borrowings (including current installments):	315,400		570,100		1,033,100		1,124,300		1,042,100
Total shareholders’ deficit	(341,200)		(525,600)		(872,400)		(780,900)		(48,400)
Cash dividends per share of common stock (8)	—		—		—		—		2.40

Other data:
Unfilled orders, end of year	$3,692,300		$2,048,100		$2,285,400	(9)	$5,445,900		$6,004,400
New orders booked	4,163,000		2,437,100		2,163,500		3,052,400		4,109,300

(1)
Includes in 2005: a charge of $(113,700) on the revaluation of our estimated asbestos liability and asbestos insurance receivable; the regular re-evaluation of contract profit estimates of $99,600; credit agreement costs associated with the previous senior credit facility of $(3,500); and an aggregate charge of $(58,300) recorded in conjunction with the trust preferred securities and 2011 senior notes exchange offers.

(2)
Includes in 2004: a gain of $19,200 on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe; a loss of $(3,300) on the sale of 10% of our equity interest in a waste-to-energy project in Italy; the regular re-evaluation of contract profit estimates of $58,000; a charge of $(75,800) on the revaluation of asbestos insurance assets as a result of an adverse court decision in asbestos coverage allocation litigation; a net gain of $15,200 on the settlement of coverage litigation with certain asbestos insurance carriers; restructuring and credit agreement costs of

Back to Contents

$(17,200); a net charge of $(175,100) recorded in conjunction with the 2004 equity-for-debt exchange; and charges for severance cost of $(5,700).
(3)
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

(5)
Includes in 2001: losses recognized in anticipation of sales of assets of $(40,300); a charge related to revisions of project claim estimates and related costs of $(37,000); a charge related to revisions of project cost estimates and related receivable allowances of $(123,600); and a provision for domestic plant impairment of $(6,100).

(6)	Includes a valuation allowance for domestic deferred tax assets of $(194,600) in 2001.
(7)	In 2002: we recognized $(150,500) of impairment losses upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”
(8)	Amounts reflect the impact of the one-for-twenty reverse split that was effective November 29, 2004.
(9)	The decline in backlog reflects, in part, the divestiture of Foster Wheeler Environmental Corporation in March 2003.

*
The impact of potentially dilutive securities such as outstanding stock options, warrants to purchase common shares, convertible securities, and the non-vested portion of restricted common shares and restricted common share awards were not included the calculation of diluted earnings per share due to their antidilutive effect.

Back to Contents

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars, except share data and per share amounts)

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and results of operations for the periods indicated below. This management’s discussion and analysis of financial condition and results of operations and other sections of this report on Form 10-K contain forward-looking statements that are based on our assumptions, expectations and projections about the various industries within which we operate. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors could cause business conditions and results to differ materially from what is contained in our forward-looking statements. See Item 1A, “Risk Factors,” for additional risk information.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

We operate through two business groups—the Global Engineering & Construction Group, which we refer to as the E&C Group, and the Global Power Group. In addition, corporate center expenses, corporate debt expenses, restructuring expenses and certain legacy liabilities, such as asbestos, are reported independently in the Corporate and Finance Group, which we refer to as the C&F Group.

2005 Results

We reported a net loss of $109,800 in 2005, which includes a $113,700 charge associated with the revaluation of our estimated asbestos liability and asbestos insurance receivable, $58,300 in primarily, non-cash accounting charges related to the equity-for-debt exchange offers completed in 2005, and $1,400 in charges related to the common share purchase warrants offers commenced in December 2005. This compares to a net loss of $285,300 in 2004, which includes a $60,600 net charge on the revaluation of our asbestos assets and a $175,100 charge related to the 2004 equity-for-debt exchange offer. Our net loss was $157,100 in 2003, which includes a $68,100 provision for asbestos claims.

In 2005, the number of mesothelioma claims filed against us was significantly higher than forecast. In addition, the average indemnity amounts we paid for both mesothelioma and non-mesothelioma claims were significantly higher than forecast. These factors increase indemnity costs but were partially offset by significantly higher than forecasted rates of dismissals of claims with zero indemnity payments. Accordingly, we updated the assumptions used to estimate our asbestos liability and asbestos insurance receivable over the next 15 years and the process resulted in a charge of $113,700.

Refer to Note 20 to the consolidated financial statements in this Form 10-K for further information regarding our estimated asbestos liability and asset.

In 2005, we completed two equity-for-debt exchanges for a portion of our 2011 senior notes and trust preferred securities, which in the aggregate reduced our outstanding long-term debt by $220,500 and our deferred accrued interest by $26,100. The net impact of the exchanges also resulted in an improvement of $238,600 in consolidated shareholders’ deficit. Additionally, we recorded $58,300 in pretax charges, which were substantially non-cash, in conjunction with the exchanges. The charges reflect the difference between the carrying values of the debt and the market prices of the common shares on the closing dates of the exchanges. In September 2004, we consummated an equity-for-debt exchange for certain debt and trust preferred securities, which reduced our long-term debt by $437,000 and our deferred accrued interest by $31,100. The net impact of the 2004 exchange was an improvement of $448,100 in consolidated shareholders’ deficit. We recorded a $175,100 pretax charge, which was substantially non-cash, in conjunction with such exchange in the third quarter of 2004. The charge resulted primarily from conversion expense on the exchange of the convertible notes.

Refer to Note 6 to the consolidated financial statements in this Form 10-K for further information regarding these exchange transactions.

Back to Contents

We experienced solid growth in new orders and backlog during 2005. Our consolidated new orders for 2005 were $4,163,000, an increase of 71%, as compared to 2004. As a result, our consolidated backlog as of December 30, 2005, expressed in terms of future revenues, increased 80% to $3,692,300, from $2,048,100 as of December 31, 2004. This is our highest level of backlog since the fourth quarter of 2002. Our backlog measured in terms of Foster Wheeler scope (as defined below) also increased 37% to $2,159,700 as of December 30, 2005, from $1,578,200 as of December 31, 2004.

Challenges and Drivers

Our primary operating focus is booking quality backlog and executing contracts well. The global markets in which we operate are largely dependent on overall economic growth and the resultant demand for oil and gas, petrochemicals and refined products, which in turn stimulate an increase in investment in new and expanded plants. These markets were strong in 2005 but continue to be highly competitive.

The E&C Group’s new orders were $3,080,900 in 2005, an increase of 77% when compared to 2004. We expect that capital investments in the markets served by our E&C Group, including the chemical, petrochemical, oil refining, liquefied natural gas and upstream oil and gas industries, will remain strong in 2006. Global Power’s new orders were $1,082,100 in 2005, an increase of 57% when compared to 2004. Capital investment by our clients in the domestic U.S. power market was strong in 2005, while client investments in solid fuel fired electric power generation in Europe remained relatively weak. We believe that there are significant growth opportunities in the markets we serve in 2006, such as solid fuel boilers, boiler services, boiler environmental products and boiler-related construction services. We believe that we are well positioned to address both the E&C and Global Power markets.

Proposed asbestos trust fund legislation has recently been considered in the U.S. Senate. This proposed legislation, should it become law in its present form, would alter our payment obligations. We would be required to fund approximately $19,250 per year for 30 years and thus such legislation could have a material adverse impact on our financial condition, results of operations and long-term cash flow. We remain part of a consortium of companies actively lobbying against the enactment of such proposed legislation, as currently drafted.

Proposed pension legislation has been introduced in the United States and the United Kingdom, which, if enacted, could have an adverse impact on the amount and timing of our future cash contributions.

Liquidity

In March 2005, we entered into a new 5-year senior credit agreement that replaced our prior senior credit facility. This new facility is available to issue letters of credit for up to $250,000 and provides a revolving line of credit of up to $75,000. The sum of the letters of credit issued under the facility and the utilization under the revolving line of credit cannot exceed $250,000. We had $131,600 of letters of credit outstanding under the senior credit agreement as of December 30, 2005. There were no funded borrowings outstanding as of December 30, 2005.

Additionally, during 2005, the E&C’s U.K. operation entered into a £55,000 (approximately $94,800) bank guarantee facility and a £150,000 (approximately $258,400) foreign exchange hedging facility in July 2005. We utilized £39,000 (approximately $67,200) of the bank guarantee facility and £57,700 (approximately $99,400) of the foreign exchange hedging facility as of December 30, 2005.

We forecast cash flow over a twelve-month period and project that sufficient cash will be available to fund our working capital needs through the end of such period. See “—Liquidity and Capital Resources” for additional details. As with any forecast, there can be no assurance that the cash amounts realized and/or timing of the cash flows will match our forecast.

Back to Contents

Results of Operations:

Consolidated Operating Revenues:

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Amount	$2,200,000	$2,661,300	$3,723,800
$ Change	(461,300)	(1,062,500)
% Change	(17.3)%	(28.5)%

The 2005 change reflects lower revenues in both our E&C and Global Power Groups (see Note 17 to the consolidated financial statements in this Form 10-K). The lower revenues in the E&C Group relate primarily to a reduction in flow-through costs in our United Kingdom, Continental Europe and Asia-Pacific operations in 2005 of approximately $500,000. Flow-through costs relate to projects where we purchase and install equipment on behalf of our customers with no mark-up. Therefore, flow-though costs do not impact net earnings. The decline in revenues in the Global Power Group resulted from several large lump-sum turnkey, or LSTK, contracts in Europe, which were substantially completed in 2004 and were not replaced in 2005. As previously disclosed, we do not intend for our Global Power Group to pursue LSTK contracts for full power plant without partnering with the E&C Group or a qualified third-party.

The 2004 change reflects reduced revenues in both our E&C Group and our Global Power Group and reflects, in general, reduced volumes of new orders received during the prior three years. Our revenues in 2003 included approximately $400,000 of E&C reimbursable flow-through costs that were not repeated in 2004. The decline in Global Power occurred in both our North American and European Power operations where several large power projects were substantially completed in 2003 and early 2004. These type projects were not replaced in 2004.

See the individual group discussions for additional details on operating revenues.

Consolidated Cost of Operating Revenues:

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Amount	$1,837,900	$2,385,600	$3,439,400
$ Change	(547,700)	(1,053,800)
% Change	(23.0)%	(30.6)%

The 2005 change reflects a lower cost of operating revenues in both our E&C Group and our Global Power Group. The lower cost of operating revenues in the E&C Group relates primarily to the aforementioned reduction in flow-through costs, while the reduction in the Global Power Group relates to the aforementioned LSTK contracts in Europe, which had been substantially completed in 2004 and were not replaced in 2005. The decline in our E&C Group occurred primarily within our Continental Europe and United Kingdom operations, while the decline in our Global Power Group occurred primarily in our European operations.

The 2004 change reflects a lower cost of operating revenues in our E&C Group and our Global Power Group and relates primarily to a reduction in the volume of contract activity, which resulted from reduced volumes of new orders received during the prior three years. Our 2003 cost of operating revenues included approximately $400,000 of E&C flow-through costs that were not repeated in 2004. The decline in Global Power occurred in both our North American and European Power operations where several large power projects were substantially completed in 2003 and were not replaced in 2004. The 2004 amount includes profit reversals and losses totaling $74,800 on the three large European Power LSTK contracts.

Back to Contents

Consolidated Selling, General, and Administrative (SG&A) Expenses:

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Amount	$232,400	$229,000	$205,600
$ Change	3,400	23,400
% Change	1.5%	11.4%

SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs. The 2005 increase results primarily from an increase in general overhead of $15,600, which is partially offset by reductions in sales pursuit costs of $7,100 and research and development costs of $5,100. The increase in general overhead results primarily from the non-cash amortization expense of $8,900 related to the equity issued to employees under the long-term incentive program implemented at the conclusion of our 2004 equity-for-debt exchange.

The 2004 increase primarily reflects $8,500 of increased sales pursuit costs (proposal and sales expenses), $8,200 of third-party costs associated with implementing and auditing our Sarbanes-Oxley initiatives and $8,200 from an employee retention program in Global Power Group’s North America unit and C&F’s corporate staff.

Consolidated Other Income:

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Amount	$63,700	$88,400	$77,500
$ Change	(24,700)	10,900
% Change	(27.9)%	14.1%

2005 other income consists primarily of $8,900 of interest income, $30,600 in equity earnings generated from our investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, a $1,500 gain recognized in the United Kingdom on the sale of an investment, a $9,000 gain recognized at our Camden, New Jersey waste-to-energy facility due to the State of New Jersey’s payment on the project’s debt, and $1,300 of investment income earned by our captive insurance company.

2004 other income consists primarily of $8,800 of interest income, $34,200 in equity earnings generated from our investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, $15,900 in net gains on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe and a minority interest in a waste-to-energy project in Italy, a $8,600 gain recognized at our Camden, New Jersey waste-to-energy facility due to the State of New Jersey’s payment on the project’s debt, $1,400 of investment income earned by our captive insurance company, and $4,500 in gains on dispute settlements.

2003 other income consists primarily of $10,100 of interest income, $29,400 in equity earnings generated from our investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, $20,900 in gains on the sale of the majority of assets of our domestic environmental business and our Hudson Falls, New York waste-to-energy project, a $3,900 gain recognized at our Camden, New Jersey waste-to-energy facility due to the State of New Jersey’s payment on the project’s debt and $2,300 of investment income earned by our captive insurance company.

Back to Contents

Consolidated Other Deductions:

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Amount	$36,500	$32,100	$96,700
$ Change	4,400	(64,600)
% Change	13.7%	(66.8)%

Other deductions in 2005 consists primarily of $8,800 of bank fees, $3,500 of which was associated with our previous senior credit facility, $12,800 of legal fees, $2,700 of exchange losses, $4,200 of environmental costs, $1,400 in charges related to the common share purchase warrants offers commenced in December 2005 and $(6,700) of bad debt recovery.

Other deductions in 2004 consists primarily of $17,200 for professional fees and expenses for restructuring activities and the domestic U.S. credit agreements, $3,000 for legal fees and $2,600 relating to new government-mandated postretirement benefits in France.

Other deductions in 2003 included $31,900 in professional services rendered in relation to the equity-for-debt exchange offer and the domestic credit agreement, $11,700 in professional services rendered as part of our performance intervention activities, a $15,100 provision for a loss on the anticipated sale of a domestic corporate office building that was sold in 2004, $5,300 in exchange losses, $4,900 in European legal expenses associated with contract disputes, $5,900 in allowance for doubtful accounts and $1,000 in fees and expenses associated with a credit facility at our U.K. operating unit.

Consolidated Interest Expense:

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Amount	$50,600	$94,600	$95,500
$ Change	(44,000)	(900)
% Change	(46.5)%	(0.9)%

Interest expense in 2005 reflects the benefits from our three equity-for-debt exchanges completed in August and November of 2005, and September 2004.

Interest expense in 2004 reflects increased interest costs and the amortization of fees associated with the previous senior credit facility, offset by the reduction in outstanding debt resulting from completion of our equity-for-debt exchange at the end of the third quarter of 2004.

Interest expense in 2003 reflects increased borrowing costs associated with the previous senior credit facility and the amortization of fees associated with this agreement and subsequent amendments.

Consolidated Minority Interest:

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Amount	$4,400	$4,900	$5,700
$ Change	(500)	(800)
% Change	(10.2)%	(14.0)%

Minority interest reflects third-party ownership interests in the results of our Global Power Group’s Martinez, California gas-fired cogeneration facility, and manufacturing facilities in Poland and the People’s Republic of China.

Back to Contents

Consolidated Asbestos Provision:

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Amount	$113,700	$60,600	$68,100
$ Change	53,100	(7,500)
% Change	87.6%	(11.0)%

The 2005 asbestos charge results from the revaluation of our estimated asbestos indemnity and defense costs liability and our estimated asbestos insurance receivable. The 2004 asbestos charge results from a reduction in our asbestos insurance receivable of $75,800 recorded in the fourth quarter of 2004 that resulted primarily when a New York State court ruled that New York law, rather than New Jersey law, will apply in litigation among Foster Wheeler and several of our asbestos insurance carriers, which was partially offset by $15,200 in gains from increased asbestos insurance receivables recorded throughout the year on settlements with other insurance companies. The 2003 asbestos charge results from a reduction in our asbestos-related insurance receivable for potentially uncollectible and insolvent insurance companies.

Refer to Note 20 to the consolidated financial statements in this Form 10-K for further information regarding asbestos.

Consolidated Loss on Equity-for-Debt Exchanges:

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Amount	$58,300	$175,100	$—
$ Change	(116,800)	175,100
% Change	(66.7)%	N/M

N/M—not meaningful.

The 2005 loss results from the trust preferred securities exchange offer consummated in August 2005 and the 2011 senior notes exchange offer consummated in November 2005, which resulted in charges to income of $41,500 and $16,800, respectively. The aggregate impact of the exchanges was an improvement of $238,600 in consolidated shareholders’ deficit. The charges, which were substantially non-cash, reflect the differences between the carrying values of the debt and the market prices of the common shares on the closing dates of the exchanges.

The 2004 loss results from the equity-for-debt exchange offer consummated in September 2004. The net impact of the 2004 exchange was an improvement of $448,100 in consolidated shareholders’ deficit and we recorded a $175,100 pretax charge. The charge, which was substantially non-cash, resulted primarily from conversion expense on the exchange of the convertible notes.

Refer to Note 6 to the consolidated financial statements in this Form 10-K for further information regarding these exchange transactions.

Consolidated Tax Provision:

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Amount	$39,600	$53,100	$47,400
$ Change	(13,500)	5,700
% Change	(25.4)%	12.0%

The consolidated tax provision results from the fact that certain of our operating units in North America, Europe and Asia are profitable and are liable for national and/or local income taxes. The tax provision also includes certain domestic state taxes. Additionally, taxes may be due in countries where our operating units

Back to Contents

execute project-related works. The pretax earnings of these profitable operations cannot be offset against certain other operations generating losses both in the United States and in international jurisdictions. Further, with regard to our domestic and certain of our foreign operating units, SFAS No. 109 “Accounting for Income Taxes,” requires us to reduce our deferred tax benefits by a valuation allowance when, based upon available evidence, it is more likely than not that these tax benefits will not be realized for these operations in the future. Accordingly, the tax provision represents primarily taxes from profits generated in Europe and Asia that cannot be used to reduce losses incurred in other tax jurisdictions and the effect of applying valuation allowances where required.

Our effective tax rate is dependent on the location and amount of our taxable earnings and the effects of valuation allowance. We continue to experience a positive earnings trend in certain additional foreign jurisdictions for which valuation allowances against deferred tax assets were established in previous years. If this trend continues, we will evaluate the need to reverse the valuation allowances with respect to the deferred tax assets of these additional foreign jurisdictions. Such evaluation includes a review of all available evidence, both positive and negative, in determining whether a valuation allowance is necessary.

For statutory purposes, the majority of the domestic federal tax benefits, against which valuation reserves have been taken, does not expire until 2024 and beyond, based on current tax laws.

Consolidated EBITDA:

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Amount	$8,700	$(104,800)	$21,400
$ Change	113,500	(126,200)
% Change	N/M	(589.7)%

N/M—not meaningful.

EBITDA for both 2005 and 2004 includes charges related to asbestos and to the completed equity-for-debt exchange offers. 2005 EBITDA reflects a $113,700 charge associated with the revaluation of our estimated asbestos liability and estimated insurance receivable, an aggregate charge of $58,300 related to the trust preferred securities exchange offer consummated in August 2005 and the 2011 senior notes exchange offer consummated in November 2005, and $1,400 in charges related to the common share purchase warrants offers commenced in December 2005. Similarly, 2004 EBITDA includes a $60,600 net charge on the revaluation of our asbestos assets and a $175,100 charge related to the exchange offer completed in September 2004. Refer to Note 6 to the consolidated financial statements in this Form 10-K for further information on the exchange offers.

The operational performance of our E&C operations in Continental Europe and the United Kingdom and the improved performance of our Global Power operations in Europe contributed to the improvement in 2005 EBITDA.

EBITDA is a supplemental, non-generally accepted accounting principle financial measure. EBITDA is defined as loss before taxes (and before goodwill charges), interest expense, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. EBITDA, after adjustment for unusual and infrequent items specifically excluded in the terms of the senior credit agreement, is used for certain covenants under the senior credit agreement. We believe that the line item on our consolidated statement of operations and comprehensive loss entitled “net loss” is the most directly comparable generally accepted accounting principle (“GAAP”) financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net loss as an indicator of operating performance. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net loss, the most directly comparable GAAP financial measure, users of this

Back to Contents

financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

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

A reconciliation of EBITDA, a non-GAAP financial measure, to net loss, a GAAP measure, is shown below.

	Total		Engineering and Construction		Global Power Group		Corporate and Financial Services(1)

For the Year Ended December 30, 2005
Third-party revenues	$2,200,000		$1,472,000		$728,000		$—

EBITDA	$8,700	(2)	$165,600	(2)	$107,300	(2)	$(264,200)	(2)

Less: interest expense	(50,600)
Less: depreciation and amortization	(28,300)

Loss before income taxes	(70,200)
Provision for income taxes	(39,600)

Net loss	$(109,800)

For the Year Ended December 31, 2004
Third-party revenues	$2,661,300		$1,672,100		$988,600		$600

EBITDA	$(104,800	)(3)	$135,600	(3)	$80,800	(3)	$(321,200)	(3)

Less: interest expense	(94,600)
Less: depreciation and amortization	(32,800)

Loss before income taxes	(232,200)
Provision for income taxes	(53,100)

Net loss	$(285,300)

For the Year Ended December 26, 2003
Third-party revenues	$3,723,800		$2,294,000		$1,427,400		$2,400

EBITDA	$21,400	(4)	$60,700	(4)	$146,200	(4)	$(185,500)	(4)

Less: interest expense	(95,500)
Less: depreciation and amortization	(35,600)

Loss before income taxes	(109,700)
Provision for income taxes	(47,400)

Net loss	$(157,100)

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.
(2)
Includes in 2005: a charge of $(113,700) in C&F on the revaluation of our estimated asbestos liability and asbestos insurance receivable; the regular re-evaluation of contract profit estimates of $99,600: $66,300 in E&C and $33,300 in Global Power; credit agreement costs in C&F associated with the previous senior credit facility of $(3,500); and an aggregate charge of $(58,300) in C&F recorded in conjunction with the trust preferred securities and 2011 senior notes exchange offers.

Back to Contents

(3)
Includes in 2004: a gain of $19,200 in E&C on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe; a loss of $(3,300) in E&C on the sale of 10% of our equity interest in a waste-to-energy project in Italy; the regular re-evaluation of contract profit estimates of $58,000: $98,700 in E&C and $(40,700) in Global Power; a charge of $(75,800) in C&F on the revaluation of asbestos insurance assets as a result of an adverse court decision in asbestos coverage allocation litigation; a net gain of $15,200 in C&F on the settlement of coverage litigation with certain asbestos insurance carriers; restructuring and credit agreement costs of $(17,200) in C&F; a net charge of $(175,100) in C&F recorded in conjunction with the 2004 equity-for-debt exchange; and charges for severance cost of $(5,700): $(2,900) in E&C, $(1,900) in Global Power and $(900) in C&F.

(4)
Includes in 2003: a $(15,100) impairment loss in C&F on the anticipated sale of domestic corporate office building; a $16,700 gain in E&C on the sale of certain assets of Foster Wheeler Environmental Corporation; a gain of $4,300 in Global Power on the sale of waste-to-energy plant; the re-evaluation of project claim estimates and contract cost estimates of $(30,800): $(33,900) in E&C and $3,100 in Global Power; a provision for asbestos claims of $(68,100) in C&F; restructuring and credit agreement costs of $(42,600) in C&F and $(1,000) in E&C; and charges for severance cost of $(15,900): $(6,600) in E&C, $(6,700) in Global Power and $(2,600) in C&F.

Additional segment information is detailed in Note 17 to the consolidated financial statements in this Form 10-K.

Reportable Segments

We use several financial metrics to measure the performance of our business segments. EBITDA, as discussed and defined above, is the primary earnings measure used by our chief decision makers.

Engineering and Construction Group

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Operating revenues	$1,472,000	$1,672,100	$2,294,000
Change from prior year $	(200,100)	(621,900)
Change from prior year %	(12.0)%	(27.1)%
EBITDA	$165,600	$135,600	$60,700
Change from prior year $	30,000	74,900
Change from prior year %	22.1%	123.4%

Results

The change in 2005 operating revenues primarily reflects the aforementioned reduction in flow-through costs, partially offset by strong operating performance in the United Kingdom. Flow-through costs relate to situations where we purchase and install equipment on behalf of our customers with no mark-up. Therefore, although lower flow-through costs result in lower operating revenues, they do not impact net earnings.

The increase in 2005 EBITDA results primarily from strong operational performance in the European operations driven by project cost under runs and the award of project incentives.

The decrease in 2004 operating revenues includes $400,000 in reduced volumes of reimbursable and flow-through costs associated with a large power project in the U.K., a refinery project in the United States and a sulfur reduction project in Spain that were not repeated in 2004. The decline also reflects reduced levels of man-hour bookings in 2003 and early 2004 that translate into approximately $75,000 in reduced billings.

The increase in 2004 EBITDA reflects primarily strong performance at the E&C Group’s European and Asian operations. Two major power projects and an environmental project were completed in Europe at costs below budget. Additionally, an aggregate pretax gain of $15,900 was recorded on the sales of minority equity

Back to Contents

interests in special-purpose companies established to develop power plant projects in Europe and a portion of minority equity interest in an existing waste-to-energy project in Italy.

Overview of Segment

Global economic growth remained strong throughout 2005 and we expect it to remain positive throughout 2006. Global economic growth continues to drive strong demand for oil and gas, petrochemicals and refined products, in turn stimulating an increase in investment in new and expanded plants.

Both oil and gas prices have remained at high levels for a prolonged period, which is leading to increased levels of investment in oil and gas production facilities, which is expected to continue in 2006. We anticipate that oil and gas spending will increase in most regions, particularly West Africa, the Middle East, Russia and the Caspian states. We believe that rising demand for natural gas in Europe, Asia and the United States, combined with a shortfall in indigenous production, continues to act as a stimulant to the LNG business. We expect that investment will continue into 2006 for both LNG liquefaction plants and receiving terminals.

We believe that the global refining system is running at very high utilization rates, which combined with increasing global demand for transportation fuels and the current wide price differential between heavier higher-sulfur crudes and lighter, sweeter crudes, is stimulating refinery investment, particularly for heavier higher-sulfur crudes.

The aforementioned price differential also drives the strong economic and market case for upgrading refinery residue to higher value transportation fuels and we expect to see substantial investment in bottom-of-the-barrel upgrading projects in Europe, the United States and potentially Asia. We believe that several client investment decisions will be made in 2006. We have considerable experience and expertise in this area including our proprietary delayed coking technology. We have seen an increase in the number of studies for potential delayed coking units. Our delayed coking technology, know-how, and experience designing and constructing delayed cokers places us in a good competitive position to address this market.

Capacity constraints are leading to an interest in adding refinery capacity, both greenfield and expansions. Already, companies have announced several projects in the Middle East, and major expansion plans are being implemented for new facilities in Southeast Asia and China. We believe that the current cycle of investment at U.S. and European refineries to meet the demands of clean fuels legislation has now wound down. However, refineries in the Middle East, North Africa and Asia are now embarking on similar programs.

Investment in petrochemical plants rose sharply in 2004 and 2005 in response to strong demand growth. The majority of this investment has been centered in the Middle East. We believe that continued strong demand growth will support further new investment in the Middle East and Asia through 2006 and into 2007.

Although the pharmaceutical industry continues to grow rapidly, investment in new production facilities slowed in 2004 and 2005. We believe this was attributable to industry cost pressure and increased regulation. Investment has focused on plant upgrading and improvement projects rather than major new production facilities. There are now indications of some renewed interest in more significant plant investment in the key pharmaceutical investment hubs – Singapore, Ireland and Puerto Rico.

Back to Contents

Global Power Group

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Operating revenues	$728,000	$988,600	$1,427,400
Change from prior year $	(260,600)	(438,800)
Change from prior year %	(26.4)%	(30.7)%
EBITDA	$107,300	$80,800	$146,200
Change from prior year $	26,500	(65,400)
Change from prior year %	32.8%	(44.7)%

Results

The change in operating revenues in 2005 primarily reflects our European unit’s execution and completion of several major LSTK projects for full power plants in 2004 that were not replaced during 2005. As previously announced, the Global Power Group will no longer undertake LSTK contracts for full power plants without the involvement of the E&C Group or a qualified external partner.

The improvement in 2005 EBITDA reflects the significantly improved earnings at our European operations as compared to 2004 when project losses were incurred.

The decrease in 2004 operating revenues primarily reflects our North American and European units’ execution and completion of several major projects in 2003 that were not replaced during 2004. The decline in 2004 EBITDA was driven by $74,800 in profit reversals and losses on three lump-sum turnkey contracts for complete power plants in Ireland, Estonia and Germany. The poor performance in our European Power offset strong performance in North America where incentive bonuses and cost under-runs on three large projects drove earnings.

Overview of Segment

We believe that there are several continuing global market forces that continue to positively influence our Global Power Group. We believe that continued worldwide economic growth is driving power demand growth in most world regions. Global natural gas and oil supply concerns have driven gas and oil prices upwards to unprecedented levels. We expect natural gas fuel price volatility to remain high over the next 3-5 years due to declining domestic supplies in the world’s largest industrialized countries. In addition, we expect tightening environmental regulations, including the development and growing acceptance of global greenhouse gas regulation, to drive investment toward existing coal power plants. We believe that the combined effect of these factors will have a significant positive influence on the demand for solid fuel steam generators (both new and old) and that this in turn will result in growth in the markets we serve, such as new utility and industrial solid fuel boilers, boiler services, boiler environmental products, and boiler related construction services.

In North America, we believe the declining generating capacity reserves across the region coupled with persistent high oil and natural gas pricing is spurring market growth for large coal utility boilers. Given the uncertainty of future greenhouse gas regulation, we are seeing a growing market preference for supercritical utility boilers as well as investments by suppliers that may result in the entrance of gasification technology in the near term in the U.S. Plants that use these technologies operate more efficiently by producing the least amount of greenhouse gas per unit of electricity produced and also capture other pollutants to a higher level. We believe clients are selecting these technologies as a hedge against future greenhouse gas, mercury and other pollutant regulation that could occur in the near term. Due to this market direction, our Global Power Group is now actively marketing large-scale supercritical boiler technology as part of our utility boiler product portfolio to capitalize on this business opportunity. From the industrial sector, we are seeing growth in the solid fuel industrial boiler market, driven by high oil and gas pricing. These boilers allow industrial clients to utilize low cost biomass and other solid opportunity fuels, as an economic solution to supplying their energy needs. Many of these fuels also carry governmental tax credits and other financial incentives to encourage their use as renewable fuels making them more attractive to both the industrial and utility power

Back to Contents

sectors. We believe that our circulating fluid bed, or CFB, boiler technology is well positioned to serve this market segment due to its outstanding environmental performance. The U.S. Environmental Protection Agency’s, or EPA’s, recent finalization of the Clean Air Interstate Rule and the implementation of earlier New Source Review lawsuit settlements brought against a number of utilities by the EPA continue to drive a strong retrofit pollution control market, including add-on pollution control systems, such as low NOx combustion systems, selective catalytic reduction systems and flue gas desulphurization systems. This market should benefit our environmental products business. Finally, we believe that due to reducing capacity margins, coal utility power plants are running harder to produce more electricity and owners are investing more into them to keep them functional. We also think that owners are making larger capital investments into these plants to extend their lives. We believe these factors are helping to maintain a strong boiler service market, which should benefit our boiler service business.

In Europe, we believe that many of the same market forces discussed below are resulting in similar beneficial market trends for our Global Power Group. We believe that declining power capacity reserves across the region coupled with persistent high oil and natural gas pricing is spurring market growth for large utility coal boilers. Due to Europe’s historical preference for high efficiency coal power plants and the recently enacted emissions trading scheme regulation, supercritical boiler technology continues to be the preference in the utility boiler market sector. For this market segment, we believe that our supercritical CFB technology significantly increases opportunities for power generating industries to take full advantage of the substantial domestic coal reserves held by many industrialized nations. In the fourth quarter of 2005, we were awarded a LSTK contract for the design, supply and erection of the world’s largest CFB boiler and the world’s first supercritical CFB unit in Poland. From the industrial sector, driven by increasing power prices, and high oil and gas pricing, we are seeing growth in the solid fuel industrial power market, which is benefiting our industrial boiler business. The European Union, or EU, has established regulation and incentive programs to encourage the use of biomass and other waste fuels, which we believe is spurring growth both in the industrial and utility sectors for our CFB boilers. We believe that the EU’s new landfill and waste recycling directives has opened a new market for our CFB boilers firing refuse derived fuels. The EU’s Large Combustion Plant Directive, or LCPD, is expected to drive growth in the retrofit pollution control market, which should benefit our environmental products business. Due to the LCPD’s relatively mild first step reduction goals, we do not expect to see significant growth until after 2008 in this sector. Finally, like North America, driven by reducing capacity margins, coal utility power plants are running harder to produce more electricity spurring maintenance and life extension investment by owners, which is having a positive effect on our boiler service business.

In Asia, we believe that high economic growth continues to drive strong power demand growth and demand for new power capacity. The region’s historically high coal use, now coupled with high world oil and gas pricing, will likely continue to drive growth for coal-fueled utility and industrial boilers in the region. The region contains some of the world’s largest utility and industrial boiler markets, such as China and India, offering significant opportunity for our power group businesses. Due to the region’s growing environmental awareness, we see significant opportunity for our CFBs as well as our supercritical pulverized coal, or PC, boiler technologies in coal, as well as biomass and opportunity fuel applications. We also see substantial opportunity for our CFB boiler business in the potentially large Indian power market due to the country’s abundant low quality coals. Further, environmental awareness within China is driving growth in a potentially large retrofit pollution control market offering business opportunity to our environmental product business. Finally, like the other regions of the world, driven by reducing capacity margins, coal utility power plants are running harder to produce more electricity spurring maintenance and life extension investment by owners, offering further opportunity to our boiler service business. Due to these market factors, the Global Power Group is actively marketing our PC and CFB boilers utilizing both conventional as well as supercritical steam designs, as well as our boiler maintenance services in this region to capitalize on this business opportunity.

Liquidity and Capital Resources

2005 Activities

In March 2005, we replaced our previous senior credit facility with a new 5-year $250,000 senior credit agreement. The new senior credit agreement includes a $75,000 sub-limit for borrowings at a rate equal to

Back to Contents

LIBOR plus 5%. Standby letters of credit issued under the new senior credit agreement will carry a fixed price throughout the life of the facility. The assets and/or the stock of certain of our domestic subsidiaries and certain of our foreign subsidiaries collateralize the senior credit agreement and the 2011 senior notes. We had $131,600 of letters of credit outstanding under the senior credit agreement as of December 30, 2005. There were no funded borrowings outstanding as of December 30, 2005.

In 2005, our U.K. subsidiary entered into a £55,000 (approximately $94,800) bank guarantee facility and a £150,000 (approximately $258,400) foreign exchange hedging facility. Lenders under the facilities have a security interest in the stock and assets of our U.K. subsidiary and its subsidiaries. We utilized £39,000 (approximately $67,200) of the bank guarantee facility and £57,700 (approximately $99,400) of the foreign exchange hedging facility as of December 30, 2005.

In 2005, we completed offers to exchange our common shares for a portion of our 2011 senior notes and our trust preferred securities. The exchanges reduced the aggregate carrying value of our long-term debt by $220,500 and reduced our deferred accrued interest by $26,100. Concurrent with one of the exchange offers, we also solicited consents from holders of the outstanding 2011 senior notes to amend the governing indenture to eliminate substantially all of the restrictive operating and financial covenants and certain events of default contained therein. In September 2004, we consummated an equity-for-debt exchange, which reduced our existing debt by $437,000 and reduced deferred accrued interest by $31,100. See Note 6 to the consolidated financial statements in this Form 10-K for further information.

As of December 30, 2005, we had cash and cash equivalents on hand, short-term investments and restricted cash totaling $372,700, compared to $390,200 as of December 31, 2004. The decline includes the payment of deferred financing fees and expenses of $13,700 and scheduled debt repayments of $31,500. Of the $372,700 total at December 30, 2005, $319,800 was held by our foreign subsidiaries. See Note 1 to the consolidated financial statements in this Form 10-K for additional details on cash and restricted cash balances.

We generated cash from operations of $50,800 in 2005, compared to using $30,900 and $62,100 of cash from operations in 2004 and 2003, respectively. The significant improvement in 2005 was driven primarily by the cash used in operations in 2004 as a result of the significant costs incurred on the three problem LSTK projects in the Global Power Group’s European operations and the 2004 equity-for-debt exchange, which did not recur in 2005. In addition, strong operating performance in 2005 in both our E&C Group and our Global Power Group contributed to the improvement in cash from operations. The improvement in 2004 as compared to 2003 was attributable to cash generated from a domestic environmental project and from the Italian operations of the E&C Group, partially offset by costs associated with the aforementioned three problem LSTK projects and costs associated with the equity-for-debt exchange.

Capital expenditures in 2005 were $10,800, compared to $9,600 in 2004 and $12,900 in 2003. These investments were primarily related to information technology equipment and office equipment. We anticipate an increase in capital expenditures related to an expansion at one of our foreign manufacturing facilities during the next 12 months of approximately $3,500, which we anticipate financing with a local debt facility. Other capital expenditures are currently anticipated to be funded by internal cash flows.

Cash used in financing activities in 2005 were $41,500, compared to $30,500 in 2004 and $51,800 in 2003. The cash used in financing activities results primarily from the change in debt and capital lease obligations. In addition, deferred financing costs of $13,700 were paid in conjunction with the new senior credit agreement in 2005.

Outlook

We closely monitor domestic and global liquidity and update our liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, proceeds from asset sales, working capital needs, unused credit line availability and claims recoveries, if any. Our liquidity forecasts extend over a twelve-month period and continue to indicate that sufficient liquidity will be available to fund our working capital needs through such period.

Back to Contents

Our working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts. Working capital in our E&C Group tends to rise as workload increases while working capital tends to decrease in Global Power when the workload increases.

It is customary in the industries in which we operate to provide standby letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. We are required in certain circumstances to provide security to banks and the surety to obtain new standby letters of credit, bank guarantees and performance bonds. Certain of our European subsidiaries are required to and have cash collateralized $15,600 and $57,200 of their bonding requirements as of December 30, 2005 and December 31, 2004, respectively. Providing cash collateral increases working capital needs and limits our ability to repatriate funds from operating subsidiaries. Foster Wheeler Ltd. and Foster Wheeler LLC guarantee several European Power project performance bonds totaling approximately $90,300.

Our domestic operating entities do not generate sufficient cash flow to cover the costs related to our indebtedness, obligations to fund U.S. pension plans, asbestos-related liabilities and corporate overhead expenses. Consequently, we require cash repatriations from our non-U.S. subsidiaries in the normal course of our operations to meet our domestic cash needs and have successfully repatriated cash for many years. Our current 2006 forecast assumes total cash repatriation from our non-U.S. subsidiaries of approximately $101,600 from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends. We repatriated $134,900 and $77,000 from our non-U.S. subsidiaries in 2005 and 2004, respectively.

Our non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities and for other general corporate purposes. In addition, certain of our non-U.S. subsidiaries are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. These factors limit our ability to repatriate funds held by certain of our non-U.S. subsidiaries. However, we believe we could repatriate additional cash from certain other of our foreign subsidiaries should we desire and also have access to the domestic revolving credit facility.

We funded $12,400 of asbestos liabilities from our own cash flow in 2005. While we expect active settlement negotiations with unsettled insurers to continue during 2006, we may determine that the appropriate course of action is to fund a portion of our asbestos liabilities during 2006 while the coverage litigation and settlement negotiations continue. If we elect to continue this course of action, we may spend from our cash flow up to $51,000 in 2006. This estimate assumes no additional settlements with insurance companies and is considered in our liquidity forecast. This forecast also assumes that the proposed asbestos trust fund legislation recently considered in the U.S. Senate will not become law. This proposed legislation, should it become law in its present form, would alter our payment obligations. We would be required to fund approximately $19,250 per year for 30 years and thus such legislation could have a material adverse impact on our financial condition, results of operations and long-term cash flow. (For further information, see Risk Factor entitled “Proposed national asbestos trust fund legislation could require us to pay amounts in excess of current estimates of our net asbestos liability, which could adversely affect our financial condition, results of operations and long-term cash flow”.)

Our subsidiaries from time to time have entered into settlement and release agreements that resolved coverage litigation between them and certain asbestos insurance companies. These agreements generally restrict proceeds from the settlements for use by or on behalf of our subsidiaries for asbestos indemnity and defense costs. The proceeds remaining available to be collected under settlement agreements entered into in 2003 and 2004 can be used solely for such purposes.

We have $27,900 in pending and to be submitted requests for equitable adjustment, or REAs, of which $7,000 was recorded in contracts in process on our December 30, 2005 consolidated balance sheet. The REAs, which relate to a project currently being executed for a U.S. government agency, include work performed and to be performed through 2008 over which time we expect to recover the total amount of the REAs. We are continuing to negotiate with the U.S government agency regarding these REAs as well as potentially restructuring the related contract.

Back to Contents

One of our subsidiaries is a party to a contract to construct a spent nuclear storage facility for a U.S. government agency that will require us to fund or obtain third-party project financing for the full construction price of $114,000, subject to escalation, and a performance bond for the full construction price, if the contract is not restructured or terminated. We have completed the first phase of this contract and are currently completing the second phase. We requested clarification of certain technical specifications and detailed guidance from the government agency regarding government agency-directed changes to the project scope. The government agency failed to provide such clarification and guidance but nevertheless directed us to proceed with the third phase of the contract in late July 2005. The third phase includes both the procurement of long-lead time items and construction, and is expected to last approximately three years. The contract could require us to fund the construction cost of the project during the third phase, which cost is estimated to exceed $114,000 and is subject to escalation. The contract also requires us to provide a performance bond for the full amount of the construction cost.

In February 2006, we entered into a final modification of the contract with the government agency. Under the final modification, the contract will be terminated on a no-fault basis once we transfer to the government agency certain licenses, permits, contracts, drawings and other documents related to the project. More specifically, the final modification provides that if and when we transfer to the government agency the licenses, permits, contracts, drawings, and other documents related to the project, we will be released from further obligations to perform the contract, and we and the government agency will exchange broad releases of claims related to the project. Neither party is required to pay the other any money pursuant to the final modification. We and the government agency are in the process of arranging the necessary transfers, but they are not yet complete. However, we expect to be able to complete the required transfers. Under the final modification, the target date for completion of the transfers and the related exchange of releases is March 6, 2006.

If we fail to complete the transfers, we will not be released from the contract and would remain legally obligated to perform the contract. In such case, we would seek third-party financing to fund the majority of the construction costs, but there can be no assurance that we will secure such financing on acceptable terms, or at all. There also can be no assurance that we will be able to obtain the required performance bond. If the necessary financing and bonding cannot be obtained, it is unlikely that we would be able to perform our construction obligations under the contract. This could have a material adverse effect on our financial condition, results of operations, and cash flow.

We own a 50.5% interest in Martinez Cogen L.P., which we refer to as MCLP, which owns and operates a natural gas fired cogeneration facility located at, and supplying most of its electrical and steam output to an oil refinery in Martinez, California. Over the last year, the cost of natural gas has risen sharply. The increase in the cost of natural gas has not yet been accompanied by a corresponding increase in one of the electric tariffs upon which most of MCLP’s electricity revenues are based, creating a situation where under some circumstances the current natural gas costs exceed the corresponding revenues for the electricity and steam generated from it. As a result of the foregoing, and assuming that market conditions for natural gas costs and electricity revenues do not change from year-end 2005 and that MCLP is unable to mitigate the effect of those conditions, we could incur a cash outflow of approximately $9,300 in 2006. We have included the impact of the above-described cash outflow in our twelve-month liquidity forecasts and our forecasts continue to indicate that sufficient liquidity would be available to meet our working capital needs through such period. This cash outflow could increase if the equipment issue related to this plant is not resolved in a timely manner. (For further information, see Risk Factor entitled “An equipment issue at one of our power plants is currently preventing the plant from operating at full capacity. If the issue is not resolved in a timely manner, there could be an adverse impact on our results of operations and cash flow”.) However, MCLP’s management is exploring ways to mitigate the effects of the foregoing, which include preliminary discussions with its refinery customer about the potential for restructuring the agreements between MCLP and the refinery.

We maintain several defined benefit pension plans in our North American, United Kingdom, South African and Canadian operations. Funding requirements for these plans are dependent, in part, on the performance of global equity markets and the discount rates used to calculate the present value of the liability. The poor performance of the global equity markets in the past and low interest rates significantly

Back to Contents

increased the funding requirements for these plans. The non-U.S. plans are funded from the local operating cash flows while funding for the U.S. plans is included within our U.S. working capital requirements. Our U.S. pension plans are frozen and our U.K. plan is closed to new entrants. The South African and Canadian plans are immaterial in size. The funding requirement for the U.S. plans will approximate $24,800 in 2006 and is projected to decline to essentially zero by 2010. Funding requirements for the foreign plans will approximate $29,800 in 2006 and will be required beyond 2010, however, contribution requirements subsequent to 2010 are not yet available. See Note 8 to the consolidated financial statements in this Form 10-K for additional information on pensions.

Please refer to Note 7 of the consolidated financial statements in this Form 10-K for further information regarding our long-term debt.

Under the terms of our debt and trust preferred securities, we have the ability to redeem or otherwise repurchase certain of our securities. We periodically evaluate whether to repurchase some of our outstanding debt and trust preferred securities. In this regard, we completed transactions in January 2006, which temporarily increased the number of common shares to be delivered upon the exercise of our class A and class B common share purchase warrants and raised $75,300 in net proceeds. The exercise price per warrant was not increased in the offers. Holders of approximately 95% and 57% of the class A warrants and the class B warrants participated in the offers, respectively, resulting in the aggregate issuance of approximately 8,403,500 common shares. We expect, but are not obligated, to use the net proceeds resulting from the exercise of the warrants to reduce our outstanding indebtedness in transactions that we believe will be accretive to our shareholders. However, we currently have no specific transactions identified as to what debt we expect to repay, if any, with the net proceeds from the offers, or when the proceeds will be applied.

Holders of our 2011 senior notes have a security interest in the stock, debt and assets of certain Foster Wheeler subsidiaries.

On January 31, 2006, we entered into a binding preliminary agreement to purchase the remaining 51% interest in a special purpose joint venture company in Italy, dedicated to the development, construction and operation of wind farm projects in Italy. We currently own a 49% equity interest in the joint venture company and, upon completion of the purchase, we will own 100% of the equity interest in the joint venture. In accordance with the terms of the preliminary agreement, we expect to pay a purchase price of €18,800 (approximately $22,500), of which €15,400 (approximately $18,400) is payable at closing and €3,400 (approximately $4,100) is due upon start of construction of one of the three wind farms being developed by the joint venture company. The purchase price is subject to various adjustments based on the net financial position of the joint venture company on the closing date (including timing of drawdown of project debt and distributions of excess cash of the joint venture company to the shareholders). Assuming the joint venture company’s excess cash is distributed prior to closing, the adjusted purchase price to be paid by us at closing is currently estimated to be approximately €8,000 to €9,000 (approximately $9,600 to $10,800). We expect the joint venture company to have borrowed on or before the expected closing date approximately €26,000 (approximately $31,200), in non-recourse debt. Following the completion of the acquisition, we will fully consolidate the financial results of the joint venture company, including the non-recourse debt, in our consolidated financial statements. Completion of the purchase is expected in the first quarter of 2006.

Since January 15, 2002, we have exercised our right to defer payments on the trust preferred securities. Our previous senior credit facility required us to defer the payment of the dividends on the trust preferred securities; while our new senior credit agreement requires the approval of the lenders to make payments on the trust preferred securities to the extent such payments are not contractually required by the underlying trust preferred securities agreements. Accordingly, no dividends were paid during 2005 or 2004. We intend to continue to defer payment of the dividends on the trust preferred securities until January 15, 2007 - the full term allowed by the underlying agreement. At such time, we will be required to pay $3,600 of deferred accrued interest on the trust preferred securities. Once the deferred dividend obligation has been satisfied, we have the right to defer subsequent dividend payments for an additional 20 consecutive quarters.

The Board of Directors discontinued the payment of common share dividends in July 2001. We were prohibited from paying dividends under our prior senior credit facility and are prohibited under our new

Back to Contents

senior credit agreement. Therefore, we paid no dividends during 2005 or 2004 and do not expect to pay dividends on our common shares for the foreseeable future.

Capital Structure

We have the following common shares and common share equivalents as of February 20, 2006:

	Units	Common Share Equivalents

Common shares outstanding	66,500,619	66,500,619
Convertible preferred shares outstanding	3,954	257,437
Stock options outstanding	2,850,577	2,850,577
Class A common share purchase warrants outstanding	209,728	353,203
Class B common share purchase warrants outstanding	14,968,852	1,082,248
Restricted stock units outstanding	375,287	375,287

Common shares and common share equivalents outstanding		71,419,371
Common shares available for issuance		2,972,067

Authorized common shares		74,391,438

Off-Balance Sheet Arrangements

We have off-balance sheet financing arrangements in the form of operating leases, purchase commitments, standby letters of credit, bank guarantees and surety bonds. While these represent financial commitments, they are not required to be reported on our balance sheet under GAAP. Projected cash obligations due under these arrangements are shown below under the caption, “Contractual Obligations.”

Contractual Obligations

We have contractual obligations comprised of long-term debt, deferred accrued interest on subordinated deferrable interest debenture, non-cancelable operating lease commitments, purchase commitments, capital lease commitments and pension funding requirements. Our expected cash flows related to contractual obligations outstanding as of December 30, 2005 are as follows:

	Total	2006	2007	2008	2009	2010	Thereafter

Long-term debt
Principal	$247,300	$20,400	$17,900	$17,500	$15,200	$25,100	$151,200
Interest	134,800	22,500	21,000	19,500	18,200	16,700	36,900
Deferred accrued interest on subordinated deferrable interest debentures	18,600	—	3,600	—	—	—	15,000
Non-cancelable operating lease commitments	330,800	31,500	25,800	22,500	20,700	20,700	209,600
Purchase commitments	669,600	605,900	56,800	6,100	800	—	—
Capital lease obligations
Principal	64,200	1,000	800	700	700	700	60,300
Interest	90,600	6,800	6,800	7,200	7,500	7,500	54,800
Pension funding requirements — U.S. (1)	64,900	24,800	18,700	15,200	6,200	—	—
Pension funding requirements — foreign (1)	131,200	29,800	28,000	26,400	24,600	22,400	—

Total contractual cash obligations	$1,752,000	$742,700	$179,400	$115,100	$93,900	$93,100	$527,800

(1)
Based upon current projections, our funding requirements for the U.S. plans are expected to essentially conclude in 2009; funding requirements for the foreign plans are expected to extend beyond 2010, however, data for contribution requirements subsequent to 2010 are not yet available.

Back to Contents

In certain instances in the normal course of business, we have provided security for contract performance consisting of standby letters of credit, bank guarantees and surety bonds. As of December 30, 2005, such commitments and their period of expiration are as follows:

	Total	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years

Bank issued letters of credit and guarantees	$514,800	$165,400	$180,200	$70,500	$98,700
Surety bonds	37,100	400	2,500	—	34,200

Total commitments	$551,900	$165,800	$182,700	$70,500	$132,900

See Note 9 to the consolidated financial statements in this Form 10-K for a discussion of guarantees.

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

Backlog measured in Foster Wheeler scope reflects the dollar value of backlog excluding third-party costs incurred by us on a reimbursable basis as agent or principal (i.e., flow-through costs). Foster Wheeler scope measures the component of backlog with mark-up and corresponds to our services plus fees for reimbursable contracts, and total selling price for lump-sum contracts.

Back to Contents

	E&C Group	Global Power Group	C&F Group	Total

NEW ORDERS BY PROJECT LOCATION:
For the Year Ended December 30, 2005:
North America	$67,300	$540,600	$—	$607,900
South America	119,100	14,700	—	133,800
Europe	567,200	471,400	—	1,038,600
Asia	679,500	46,300	—	725,800
Middle East	534,800	5,600	—	540,400
Australasia and other	1,113,000	3,500	—	1,116,500

Total	$3,080,900	$1,082,100	$—	$4,163,000

For the Year Ended December 31, 2004:
North America	$84,600	$344,400	$600	$429,600
South America	79,500	15,500	—	95,000
Europe	946,200	144,100	—	1,090,300
Asia	227,100	164,900	—	392,000
Middle East	273,300	20,300	—	293,600
Australasia and other	134,400	2,200	—	136,600

Total	$1,745,100	$691,400	$600	$2,437,100

For the Year Ended December 26, 2003:
North America	$46,900	$542,000	$2,500	$591,400
South America	11,700	8,200	—	19,900
Europe	767,800	154,600	—	922,400
Asia	106,100	155,600	—	261,700
Middle East	159,100	9,900	—	169,000
Australasia and other	191,600	7,500	—	199,100

Total	$1,283,200	$877,800	$2,500	$2,163,500

Back to Contents

	E&C Group	Global Power Group	C&F Group	Total

NEW ORDERS BY INDUSTRY:
For the Year Ended December 30, 2005:
Power generation	$142,600	$993,200	$—	$1,135,800
Oil refining	1,068,300	—	—	1,068,300
Pharmaceutical	74,600	—	—	74,600
Upstream oil and gas	1,368,700	—	—	1,368,700
Chemical/petrochemical	371,100	—	—	371,100
Power production	—	132,500	—	132,500
Environmental	50,100	—	—	50,100
Eliminations and other	5,500	(43,600)	—	(38,100)

Total	$3,080,900	$1,082,100	$—	$4,163,000

For the Year Ended December 31, 2004:
Power generation	$305,800	$567,900	$—	$873,700
Oil refining	608,700	—	—	608,700
Pharmaceutical	258,500	—	—	258,500
Upstream oil and gas	148,100	—	—	148,100
Chemical/petrochemical	255,900	—	—	255,900
Power production	—	123,500	—	123,500
Environmental	101,600	—	—	101,600
Eliminations and other	66,500	—	600	67,100

Total	$1,745,100	$691,400	$600	$2,437,100

For the Year Ended December 26, 2003:
Power generation	$85,700	$721,600	$—	$807,300
Oil refining	651,200	—	—	651,200
Pharmaceutical	125,500	—	—	125,500
Upstream oil and gas	106,800	—	—	106,800
Chemical/petrochemical	107,900	—	—	107,900
Power production	—	127,000	—	127,000
Environmental	71,900	—	—	71,900
Eliminations and other	134,200	29,200	2,500	165,900

Total	$1,283,200	$877,800	$2,500	$2,163,500

Back to Contents

	E&C Group	Global Power Group	C&F Group	Total

BACKLOG (FUTURE REVENUES) BY CONTRACT TYPE
As of December 30, 2005:
Lump-sum turnkey	$376,600	$9,600	$—	$386,200
Other fixed-price	238,800	913,600	—	1,152,400
Reimbursable	2,163,100	55,500	—	2,218,600
Eliminations	(47,800)	(17,100)	—	(64,900)

Total	$2,730,700	$961,600	$—	$3,692,300

As of December 31, 2004:
Lump-sum turnkey	$422,700	$8,000	$—	$430,700
Other fixed-price	157,500	641,400	—	798,900
Reimbursable	838,600	69,700	—	908,300
Eliminations	(15,300)	(74,500)	—	(89,800)

Total	$1,403,500	$644,600	$—	$2,048,100

As of December 26, 2003:
Lump-sum turnkey	$237,200	$213,400	$—	$450,600
Other fixed-price	289,000	533,500	—	822,500
Reimbursable	927,600	243,400	—	1,171,000
Eliminations	(114,300)	(44,400)	—	(158,700)

Total	$1,339,500	$945,900	$—	$2,285,400

BACKLOG (FUTURE REVENUES) BY PROJECT LOCATION:
As of December 30, 2005:
North America	$95,200	$447,000	$—	$542,200
South America	107,900	13,200	—	121,100
Europe	436,200	393,900	—	830,100
Asia	684,700	101,900	—	786,600
Middle East	445,000	2,600	—	447,600
Australasia and other	961,700	3,000	—	964,700

Total	$2,730,700	$961,600	$—	$3,692,300

As of December 31, 2004:
North America	$83,700	$303,400	$—	$387,100
South America	24,600	11,100	—	35,700
Europe	684,800	126,200	—	811,000
Asia	200,500	191,500	—	392,000
Middle East	233,800	10,600	—	244,400
Australasia and other	176,100	1,800	—	177,900

Total	$1,403,500	$644,600	$—	$2,048,100

As of December 26, 2003:
North America	$183,400	$378,500	$—	$561,900
South America	4,900	6,200	—	11,100
Europe	701,200	395,800	—	1,097,000
Asia	165,400	148,800	—	314,200
Middle East	86,300	16,400	—	102,700
Australasia and other	198,300	200	—	198,500

Total	$1,339,500	$945,900	$—	$2,285,400

Back to Contents

	E&C Group	Global Power Group	C&F Group	Total

BACKLOG (FUTURE REVENUES) BY INDUSTRY:
As of December 30, 2005:
Power generation	$154,600	$850,700	$—	$1,005,300
Oil refining	897,200	—	—	897,200
Pharmaceutical	123,500	—	—	123,500
Upstream oil and gas	1,148,400	—	—	1,148,400
Chemical/petrochemical	302,600	—	—	302,600
Power production	—	128,000	—	128,000
Environmental	88,000	—	—	88,000
Eliminations and others	16,400	(17,100)	—	(700)

Total	$2,730,700	$961,600	$—	$3,692,300

Foster Wheeler scope in backlog	$1,212,400	$947,300	$—	$2,159,700

E&C man-hours in backlog (in thousands)	9,300			9,300

As of December 31, 2004:
Power generation	$264,600	$607,200	$—	$871,800
Oil refining	464,500	—	—	464,500
Pharmaceutical	200,800	—	—	200,800
Upstream oil and gas	87,800	—	—	87,800
Chemical/petrochemical	187,700	—	—	187,700
Power production	—	111,800	—	111,800
Environmental	104,900	—	—	104,900
Eliminations and others	93,200	(74,400)	—	18,800

Total	$1,403,500	$644,600	$—	$2,048,100

Foster Wheeler scope in backlog	$948,400	$629,800	$—	$1,578,200

E&C man-hours in backlog (in thousands)	5,100			5,100

As of December 26, 2003:
Power generation	$93,500	$889,400	$—	$982,900
Oil refining	617,600	—	—	617,600
Pharmaceutical	262,200	—	—	262,200
Upstream oil and gas	135,300	—	—	135,300
Chemical/petrochemical	73,500	—	—	73,500
Power production	—	100,900	—	100,900
Environmental	190,700	—	—	190,700
Eliminations and others	(33,300)	(44,400)	—	(77,700)

Total	$1,339,500	$945,900	$—	$2,285,400

Foster Wheeler scope in backlog	$645,900	$939,500	$—	$1,585,400

E&C man-hours in backlog (in thousands)	3,830			3,830

The overall increase in consolidated backlog as of December 30, 2005, compared to December 31, 2004, is attributable primarily to our E&C Group, where we have been awarded a number of significant contracts. In 2005, our E&C Group was awarded a world-scale engineering, procurement and construction management contract for a LNG expansion project in Australia, an engineering, procurement and construction (“EPC”)

Back to Contents

contract for a significant upgrade project at a refinery in the United Arab Emirates, an EPC contract for a re-instrumentation project at a refinery in Belgium, an EPC contract for an expansion project in Saudi Arabia, a front-end engineering and project management services contract for the Khurais oilfield full-field development in Saudi Arabia, and a project management consultancy (“PMC”) for the production of condensate and natural gas liquids in the United Arab Emirates. In addition, our E&C Group was awarded LSTK contracts for the expansion of a waste-to-energy project in Italy, a refinery gas desulphurization project in Bahrain, and a delayed coker complex in Chile.

In 2005, our Global Power Group was awarded a LSTK contract for the design, supply and erection of the world’s largest CFB boiler and the world’s first supercritical CFB unit in Poland, a major construction contract for a flue gas desulphurization system, commonly referred to as a “scrubber,” in West Virginia, a lump-sum CFB contract with the state electric utility in Greece, a design, engineering and construction contract for a boiler island and flue gas treatment system for a biomass-fueled power station in England, a lump-sum design and supply contract for a pulverized coal boiler in Illinois, and a lump-sum boiler island contract for a power plant in West Virginia.

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

The increase in consolidated Foster Wheeler scope as of December 30, 2005, compared to December 31, 2004, reflects the above noted LSTK awards less the planned run down of several large lump-sum turnkey contracts in our European operations in both Global Power and E&C.

The increase in consolidated new orders for 2005 is attributable to both our E&C and Global Power Groups and reflects the awards noted above.

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

Application of Critical Accounting Estimates

Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Management and the Audit Committee of the Board of Directors approve the critical accounting policies.

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

We have in excess of one thousand projects within our reporting segments that are in various stages of completion. Such contracts require estimates to determine the appropriate final estimated cost, which we refer to as FEC, profits, revenue recognition, and the percentage complete. In determining the FEC, we use

Back to Contents

significant estimates to forecast quantities to be expended, such as man-hours, materials and equipment, the costs for those quantities (including exchange rate fluctuations), and the schedule to execute the scope of work including allowances for weather, labor and civil unrest. Many of these estimates cannot be based on historical data as most contracts are unique, specifically designed facilities. In determining the revenues, we must estimate the percentage complete, the likelihood of the client paying for the work performed, and the cash to be received net of any taxes ultimately due or withheld in the country where the work is performed. Projects are reviewed on an individual basis and the estimates used are tailored to the specific circumstances. In establishing these estimates, we exercise significant judgment, and all possible risks cannot be specifically quantified.

The percentage-of-completion method requires that adjustments or re-evaluations to estimated project revenues and costs, including estimated claim recoveries, be recognized on a cumulative basis, as changes to the estimates are identified. Revisions to project estimates are made as additional information becomes known, including information that becomes available subsequent to the date of the financial statements up through the date such financial statements are filed with the Securities and Exchange Commission. If the FEC to complete a long-term contract indicates a loss, provision is made immediately for the total loss anticipated. Profits are accrued throughout the life of the project based on the percentage complete. The project life cycle, including the warranty commitments, can be up to six years in duration.

The project actual results can be significantly different from the estimated results. When adjustments are identified near or at the end of a project, the full impact of the change in estimate would be recognized as a change in the margin on the contract in that period. This can result in a material impact on our results for a single reporting period. In accordance with the accounting and disclosure recommendations of American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” which we refer to as SOP 81-1, and Accounting Principles Board Opinion No. 20, “Accounting Changes,” we review our major contracts monthly. As a result of this process in 2005, approximately 45 individual projects each had final estimated profit revisions exceeding $1,000. These revisions, which include both increases and decreases in estimated profit, resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from those previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and therefore tend to be earned late in a project’s life cycle. The changes in final estimated profits resulted in a net increase to accrued profits during 2005 and 2004 of approximately $99,600 and $37,600, respectively.

Asbestos

Some of our U.S. and U.K. subsidiaries are codefendants in numerous asbestos-related lawsuits and administrative claims pending in the United States and the United Kingdom. The calculation of asbestos-related liabilities and assets involves the use of estimates as discussed below.

United States

As of December 30, 2005, we had recorded total liabilities of $516,000 comprised of an estimated liability of $223,700 relating to open (outstanding) claims being valued and an estimated liability of $292,300 relating to future unasserted claims through year-end 2020. Of the total, $75,000 is recorded in accrued expenses and $441,000 is recorded in asbestos-related liability on the consolidated balance sheet. These estimates are based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type, such as mesothelioma, lung cancer or non-malignancies, and the breakdown of known and future claims into disease type, such as mesothelioma, lung cancer or non-malignancies. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated indemnity and defense costs are estimated to be incurred through year-end 2020, during which period new claims are forecasted to decline from year to year. We believe that it is likely there will be new claims filed after 2020, but in light of

Back to Contents

uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate indemnity and defense costs, which might be incurred after 2020. Historically, defense costs have represented approximately 21% of total defense and indemnity costs. Through December 30, 2005, total indemnity costs paid, prior to insurance recoveries, were approximately $510,800 and total defense costs paid were approximately $136,500.

In 2004, we retained, through counsel, Analysis Research Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to work with us to estimate the amounts of asbestos-related indemnity and defense costs for the following 15- year period. We consult ARPC at the end of each quarter regarding this estimate. ARPC reviewed our asbestos indemnity payments, defense costs and claims activity during 2005 and compared them to our 15-year forecast prepared in 2004.

In 2005, the number of mesothelioma claims filed against us was significantly higher than forecast. In addition, the average indemnity amounts we paid for both mesothelioma and non-mesothelioma claims were significantly higher than forecast. These factors increase indemnity costs but were partially offset by significantly higher than forecasted rates of dismissals of claims with zero indemnity payments.

Based on their review of 2005 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability over the next 15 years be updated as of year-end 2005. Accordingly, we worked with ARPC to develop a revised estimate of our indemnity and defense costs through 2020. At year-end, we increased our liability for asbestos indemnity and defense costs through 2020 to $516,000, which brings our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and asset, we recorded a loss of $113,700 in the fourth quarter of 2005.

As of December 30, 2005, we had recorded assets of $320,000, which represents our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through year-end 2020, $24,200 of this asset is recorded within accounts and notes receivable-other, and $295,800 is recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The amount recorded in current assets within accounts and notes receivable-other reflects amounts due in 2006 under executed settlement agreements with insurers and does not include any estimate for future settlements. The amount recorded as asbestos-related insurance recovery receivable includes an estimate of recoveries from unsettled insurers based upon assumptions relating to cost allocation, the application of New York law, and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers.

Since 2003, we have used an outside consultant to assist us in the estimation of our asbestos insurance asset. In 2005, we retained, through counsel, Peterson Risk Consulting, nationally recognized experts in the estimation of insurance recoveries, to review our prior estimate of the value of the unsettled insurance asset and assist in the current estimation of our primary and unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimate, and allocation methodology assumptions we provided them, Peterson Risk Consulting provided an analysis of the unsettled insurance asset. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset. As of December 30, 2005, we estimate the value of our asbestos insurance asset contested by our subsidiaries’ insurers in ongoing litigation as $115,000. The litigation relates to the proper allocation of the coverage liability among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial. We have estimated our asbestos insurance asset assuming application of New York law. If New Jersey law were applied and if we were to prevail on the issues being litigated, our asbestos insurance asset could increase significantly. If we prevail in whole or in part in the litigation, we will re-value our asset based on the asbestos liability estimated at that time.

We have considered the asbestos litigation and the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that, except for those insurers which have become insolvent for which a reserve has been provided, the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. The overall average combined indemnity and defense cost per resolved claim since 1993 was $2.2. The average cost per resolved claim is increasing and we believe will continue to increase in the future.

Back to Contents

As we did at year-end 2005, we plan to update our forecasts periodically to take into consideration our future experience and other considerations to update our estimate of future costs and expected insurance recoveries. However, it should be noted that the estimates of the assets and liabilities related to asbestos claims and recovery are subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainties as to the ultimate number and type of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies currently involved in litigation, our subsidiaries’ ability to recover from their insurers, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. If the number of claims received in the future, or the costs to resolve those claims, exceeds our estimate, as they did in 2005, it is likely that the costs of defense and indemnity would similarly exceed our estimates. These factors are beyond our control and could have a material adverse effect on our financial condition, results of operations and cash flows.

The following chart reflects the sensitivities in the 2005 consolidated financial statements associated with a change in certain estimates used in relation to the domestic asbestos-related liabilities.

Changes (Increase or Decrease) in Assumption:	Approximate Change in Liability

One-percentage point change in the inflation rate related to the indemnity and defense costs	$28,000
Twenty-five percent change in average indemnity settlement amount	93,000
Twenty-five percent change in forecasted number of new claims	73,000

If the above assumption changes were to occur, the impact on expense would be dependent upon the available insurance recoveries. Assuming no change to the assumptions used to estimate our insurance asset, the change in the liability estimated above would cause a nearly equal change in the statement of operations and long-term cash flow.

Our subsidiaries have been effective in managing the asbestos litigation in part because our subsidiaries (1) have access to historical project documents and other business records going back more than 50 years, allowing them to defend themselves by determining if they were present at the location that is the cause of the alleged asbestos claim and, if so, the timing and extent of their presence, (2) maintain good records on insurance policies and have identified policies issued since 1952, and (3) have consistently and vigorously defended these claims which has resulted in dismissal of claims that are without merit or settlement of claims at amounts that are considered reasonable.

United Kingdom

As of December 30, 2005, we had recorded total liabilities of $26,200 comprised of an estimated liability relating to open (outstanding) claims of $3,100 and an estimated liability relating to future unasserted claims of $23,100. Of the total, $1,000 is recorded in accrued expenses and $25,200 is recorded in asbestos-related liability on the consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $1,000 is recorded in accounts and notes receivable-other, and $25,200 is recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The liability and asset estimates are based on a recent U.K. court of appeal ruling that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. Should this ruling change, the asbestos liability and asset recorded in the U.K. would approximate $66,200.

Pension and Postretirement Benefits

We have several defined benefit pension plans in the United States, the United Kingdom and Canada. We also have defined postretirement benefit plans for health care and life insurance benefits in the United States and Canada. The U.S. plan is frozen and the U.K. plan is closed to new entrants. Details of our pension and postretirement benefit plans are included in Note 8 to the consolidated financial statements in this Form 10-K.

Back to Contents

The calculations of pension and postretirement benefit liabilities, annual service cost and cash contributions required rely heavily on estimates about future events often extending decades into the future. We are responsible for establishing the assumptions used for the estimates, which include:

•	The discount rate used to present value the future obligations;

•	The expected long-term rate of return on plan assets;

•	The expected percentage of annual salary increases;

•	The selection of the actuarial mortality tables; and

•	The annual inflation percentage.

We utilize our business judgment in establishing the estimates used in the calculations of pension and postretirement benefit liabilities, annual service cost and cash contributions. These estimates are updated on an annual basis at the beginning of each year or more frequently upon the occurrence of significant events. The estimates can vary significantly from the actual results and we cannot provide any assurance that the estimates used to calculate the pension and postretirement benefit liabilities included herein will approximate actual results. The volatility between the assumptions and actual results can be significant.

The following table summarizes the estimates used for our pension benefits for 2005, 2004 and 2003:

	For the Year Ended December 30, 2005			For the Year Ended December 31, 2004			For the Year Ended December 26, 2003
	United States	United Kingdom	Canada	United States	United Kingdom	Canada	United States	United Kingdom	Canada

Weighted-Average Assumptions— Net Periodic Benefit Cost:
Discount rate	5.48%	5.44%	6.00%	6.00%	5.45%	6.00%	6.00%	5.60%	6.25%
Long-term rate of return	8.00%	7.32%	7.50%	8.00%	7.34%	8.00%	8.50%	7.50%	8.00%
Salary scale	0.00%	3.33%	4.00%	0.00%	3.04%	5.00%	4.00%	3.30%	5.00%
Weighted-Average Assumptions— Benefit Obligations:
Discount rate	5.45%	4.83%	4.79%	5.48%	5.43%	6.00%	6.00%	5.40%	6.00%
Salary scale	0.00%	3.32%	4.00%	0.00%	3.32%	4.00%	0.00%	3.00%	5.00%

We determined the discount rate for each plan using a market-based approach by matching our projected benefit payments against a spot yield curve of high-quality corporate bonds. The projected benefit payments were then discounted using the applicable interest rates on the yield curve before deriving a single equivalent discount rate. Changes in the discount rate were generally due to changes in long-term interest rates.

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolios. The expected returns by asset class are developed considering both past performance and future considerations. Changes in the expected long-term rate of return were generally due to lower expected future returns based on studies performed by our external investment advisers.

Back to Contents

The following charts reflect the sensitivities in the consolidated financial statements associated with a change in certain estimates used in relation to the U.S. and U.K. pension plans. Each of the sensitivities below reflects an evaluation of the change based solely on a change in that particular estimate.

	Approximate Increase (Decrease)
	Impact on Liabilities	Impact on 2006 Benefit Cost

U.S. Pension Plan:
One-percentage point increase in the discount rate	$(35,900)	$(100)
One-percentage point decrease in the discount rate	43,500	(100)
One-percentage point increase in the expected return on plan assets	—	(2,300)
One-percentage point decrease in the expected return on plan assets	—	2,300

U.K. Pension Plan:
One-percentage point increase in the discount rate	$(114,000)	$(14,100)
One-percentage point decrease in the discount rate	147,600	17,700
One-percentage point increase in the expected return on plan assets	—	(5,700)
One-percentage point decrease in the expected return on plan assets	—	5,700

Mortality assumptions for our U.S. pension plan were updated as of December 30, 2005, using the 1994 Group Annuity Mortality Table. This resulted in an increase in the pension obligation of approximately $12,000 and an increase in estimated 2006 pension cost of approximately $1,100.

Mortality assumptions for our U.K. pension plan were updated as of December 31, 2005, using the PA92 Mortality Tables with Short Cohort projected life expectancy improvements. This resulted in an increase in the pension obligation of approximately $60,300 and an increase in estimated 2006 pension cost of approximately $9,700.

As of December 30, 2005, our pension plans had cumulative net actuarial losses of $417,700 due to differences between expected and actual plan experience and due to changes in actuarial assumptions, all of which occurred over time. These unrecognized net actuarial losses, to the extent not offset by future actuarial gains, will result in increases in our future pension costs depending on several factors, including whether such losses exceed the corridor in which losses are not amortized. The unrecognized net actuarial losses outside the corridor are amortized over the expected remaining service periods of active participants for the foreign plans (approximately 12 years for the U.K. plan and approximately 8 years for the Canadian plan) and average life expectancy of participants for the U.S. plan (approximately 26 years) since benefits are frozen.

A one-percentage point decrease in the current liability interest rate, used for calculating future funding requirements through 2009, would increase cumulative contributions to the U.S. plan by $30,000, while an increase by one-percentage point would decrease cumulative contributions by $18,500 to the U.S. plan.

A one-percentage point decrease in the funding interest rate, used for calculating future funding requirements through 2010, would increase contributions to the U.K. plan by $86,600, while an increase by one-percentage point would decrease contributions by $67,200 to the U.K. plan.

The estimated accumulated benefit obligation of our pension plans exceeded the fair value of plan assets as of December 30, 2005, December 31, 2004 and December 26, 2003. Changes in the minimum pension liability decreased our shareholders’ deficit by $4,900 in 2005 and $58,700 in 2003, and increased our shareholders’ deficit by $19,900 in 2004.

Back to Contents

The following table summarizes the estimates used for our other postretirement benefits for 2005, 2004 and 2003:

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Weighted-Average Assumptions— Net Periodic Postretirement Benefit Cost:
Discount rate	5.31%	6.00%	6.63%

Weighted-Average Assumptions— Accumulated Postretirement Benefit Obligation:
Discount rate	5.38%	5.31%	6.00%

We determined the discount rate for each plan using a market-based approach by matching our projected postretirement benefit payments against a spot yield curve of high-quality corporate bonds. The projected postretirement benefit payments were then discounted using the applicable interest rates on the yield curve before deriving a single equivalent discount rate. Changes in the discount rate were generally due to changes in long-term interest rates.

As of December 30, 2005, our postretirement benefit pension plans had cumulative net actuarial losses of $35,300 due to differences between expected and actual plan experience and due to changes in actuarial assumptions. The unrecognized net actuarial losses outside the corridor are amortized over the expected remaining life expectancy of fully eligible participants (approximately 13 years). In addition, our postretirement benefit plans had cumulative unrecognized prior service cost benefits of $53,100 as of December 30, 2005. The unrecognized prior service costs are amortized over schedules established at the date of each plan change (a weighted-average of approximately 12 years).

Goodwill and Intangible Assets

Each year, we evaluate goodwill for potential impairment, as prescribed by SFAS No. 142, “Goodwill and Other Intangible Assets.” We test for impairment at the reporting unit level as defined in SFAS No. 142. This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In 2005 and 2004, the evaluation indicated that no adjustment to the carrying value of goodwill was required.

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

For statutory purposes, the majority of the deferred tax assets for which a valuation allowance is provided as of December 30, 2005 do not begin to expire until 2024 and beyond, based on the current tax laws. We have a valuation allowance of $260,100 recorded as of December 30, 2005.

Back to Contents

Liquidity Forecasting

We closely monitor domestic and global liquidity and update our liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, proceeds from asset sales, working capital needs, unused credit line availability and claims recoveries, if any. Our liquidity forecasts extend over a twelve-month period and continue to indicate that sufficient liquidity will be available to fund our working capital needs through such period.

Our domestic operating entities do not generate sufficient cash flow to cover the costs related to our indebtedness, obligations to fund U.S. pension plans, asbestos-related liabilities and corporate overhead expenses. Consequently, we require cash repatriations from our non-U.S. subsidiaries in the normal course of our operations to meet our domestic cash needs and have successfully repatriated cash for many years. Our current 2006 forecast assumes total cash repatriation from our non-U.S. subsidiaries of approximately $101,600 from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends. We repatriated $134,900 and $77,000 from our non-U.S. subsidiaries in 2005 and 2004, respectively.

Our non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities and for other general corporate purposes. In addition, certain of our non-U.S. subsidiaries are subject to statutory and financing requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. These factors may limit our ability to repatriate funds held by certain of our non-U.S. subsidiaries. However, we believe we could repatriate additional cash from certain other of our foreign subsidiaries should we desire and also have access to the domestic revolving credit facility described in Note 7 to the consolidated financial statements in this Form 10-K.

Accounting Developments

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the consolidated statement of operations and comprehensive loss based on their fair values. Prior to SFAS No. 123R, we adopted the disclosure-only provisions of SFAS No. 123 and therefore only certain pro forma disclosures of the fair value of share-based payments were required in the notes to the consolidated financial statements. We will use the modified prospective transition method. Accordingly, share-based employee compensation cost will be recognized from the beginning of the 2006 fiscal period as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after December 30, 2005 and to any awards that were not fully vested as of December 30, 2005. Our 2006 operating results are expected to include approximately $6,500 of additional compensation expense as a result of the adoption of SFAS No. 123R. Future compensation expense will be impacted by various factors, including the number of awards granted and their relative fair value at the date of grant.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have an impact on our consolidated financial statements.

Back to Contents

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FW PREFERRED CAPITAL TRUST I
(amounts in thousands of dollars)

FW Preferred Capital Trust I, or the Capital Trust, is a 100% indirectly-owned finance subsidiary of Foster Wheeler Ltd. In 1999, the Capital Trust issued $175,000 of trust preferred securities. The Capital Trust invested the proceeds from the trust preferred securities in an equal principal amount of 9% junior subordinated deferrable interest debentures, or the debentures, of Foster Wheeler LLC.

Prior to December 27, 2003 the Capital Trust was consolidated in our financial statements. In 2004, we adopted FIN No. 46, “Consolidation of Variable Interest Entities,” which we refer to as FIN No. 46, for variable interest entities formed prior to February 1, 2003. In accordance with the provisions of FIN No. 46, we determined that although the Capital Trust is a variable interest entity, Foster Wheeler Ltd. is not the primary beneficiary. Accordingly, we de-consolidated the Capital Trust as of December 27, 2003. Our consolidated financial statements reflect Foster Wheeler LLC’s obligations to the Capital Trust as subordinated deferrable interest debentures and deferred accrued interest on subordinated deferrable interest debentures. The interest expense on the debentures is reported as interest expense in the consolidated statement of operations and comprehensive loss.

The following is management’s discussion and analysis of certain significant factors that have affected the financial condition and results of operations of the Capital Trust for the periods indicated below. This management’s discussion and analysis and other sections of this annual report on Form 10-K contain forward-looking statements that are based on management’s assumptions, expectations and projections about the Capital Trust. Such forward-looking statements by their nature involve a degree of risk and uncertainty.

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

Since January 15, 2002, Foster Wheeler LLC has exercised its right to defer payments on the debentures. The previous senior credit facility required Foster Wheeler LLC to defer the payment of the dividends on the trust preferred securities; while the new senior credit agreement requires the approval of the lenders to make payments on the trust preferred securities to the extent such payments are not contractually required by the underlying trust preferred securities agreements. Accordingly, no dividends were paid during 2005 or 2004.

In September 2004, Foster Wheeler Ltd. completed an equity-for-debt exchange offer in which it issued common shares, preferred shares and common share purchase warrants of Foster Wheeler Ltd. in exchange for trust preferred securities. In conjunction with the exchange, the Capital Trust recorded a $103,800 reduction in the trust preferred securities and a $31,100 reduction in deferred accrued mandatorily redeemable preferred security distributions payable. The Capital Trust also recorded a corresponding reduction in the debentures and accrued interest receivable.

In August 2005, Foster Wheeler Ltd. completed another equity-for-debt exchange in which it issued common shares of Foster Wheeler Ltd. in exchange for the remaining portion of the trust preferred securities. In conjunction with the exchange, the Capital Trust recorded a $65,200 reduction in the aggregate liquidation amount of existing trust preferred securities and a $26,100 reduction in deferred accrued mandatorily redeemable preferred security distributions payable. The Capital Trust also recorded a corresponding decrease in the debentures and accrued interest receivable.

Back to Contents

Results of Operations — The Capital Trust

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Interest income	$5,300	$—	$—
Change from prior year $	5,300	—
Change from prior year %	N/M	N/M

Change in valuation allowance	$17,600	$151,600	$11,600
Change from prior year $	(134,000)	140,000
Change from prior year %	(88.4)%	1206.9%

Gain on equity-for-debt exchange	$—	$39,400	$—
Change from prior year $	(39,400)	39,400
Change from prior year %	N/M	N/M

Preferred security distributions expense	$5,300	$16,600	$18,100
Change from prior year $	(11,300)	(1,500)
Change from prior year %	(68.1)%	(8.3)%

N/M – not meaningful.

The interest income represents the accrual for interest on the debentures. Interest accrues at an annual rate of 9% on the outstanding amount of debentures, compounded quarterly. Additionally, interest accrues on the accrued but unpaid interest at an annual rate of 9%, compounded quarterly, as well. There was no interest income accrued in 2004 and 2003 as a result of the financial condition of Foster Wheeler LLC and Foster Wheeler Ltd.

The valuation allowance on the investment in the debentures and related interest income receivable was established based on the financial condition of Foster Wheeler LLC and Foster Wheeler Ltd. and Foster Wheeler LLC’s decision to exercise its right to defer payments on the debentures since January 15, 2002. The change in the valuation allowance resulted from an increase in the market price of the trust preferred securities, which is deemed a proxy for the fair value of the debentures. The market price per security of the trust preferred securities was $37.20 as of December 30, 2005, $27.05 as of December 31, 2004 and $3.00 as of December 26, 2003.

The Capital Trust recorded a gain on the exchange of trust preferred securities of $39,400 in 2004. The difference between the gain recognized by the Capital Trust of $39,400 and the gain recorded by Foster Wheeler LLC of $66,400 is due to (1) a $34,700 loss recognized by the Capital Trust on the settlement of 59.3% of the subordinated deferrable interest debentures and the corresponding accrued interest and (2) transaction fees of $4,200 and the write-off of unamortized issuance costs of $3,500 borne solely by Foster Wheeler LLC.

The preferred security distributions expense represents the accrual for cash distributions due on the trust preferred securities. Distributions accrue at an annual rate of 9% on the outstanding liquidation amount of the trust preferred securities, compounded quarterly. Additionally, deferred distributions accrue interest at an annual rate of 9%, compounded quarterly, as well. The decrease in preferred security distributions expense in 2005 and 2004, results primarily from the reduction in the amount of trust preferred securities outstanding as a result of the equity-for-debt exchanges. As noted previously, the Capital Trust has deferred the distributions on the trust preferred securities in conjunction with Foster Wheeler LLC’s decision to defer interest payments on the debentures since January 15, 2002.

Financial Condition — The Capital Trust

The investment in subordinated deferrable interest debentures decreased from $71,200 as of December 31, 2004 to $6,000 as of December 30, 2005, as a result of the impact of the equity-for-debt exchange consummated in 2005. Similarly, the accrued interest receivable on the subordinated deferrable interest

Back to Contents

debentures, net of the valuation allowance, decreased from $5,800 as of December 31, 2004 to $2,700 as of December 30, 2005, as a result of the impact of the equity-for-debt exchange consummated in 2005.

The decrease in the deferred accrued mandatorily redeemable preferred security distributions payable to $2,700 as of December 30, 2005 from $23,500 as of December 31, 2004, results primarily from the impact of the equity-for-debt exchanges, partially offset by the continued deferral of distributions on the trust preferred securities.

The preferred securities holders’ deficit decreased by $17,600 to $0 at December 30, 2005, as a result of the decrease in the valuation allowance, which resulted from an increase in the market price of the trust preferred securities.

Liquidity and Capital Resources — The Capital Trust

The Capital Trust’s ability to continue is dependent on Foster Wheeler Ltd.’s and Foster Wheeler LLC’s financial condition as the Capital Trust’s only asset is the debentures. Foster Wheeler LLC, an indirect wholly owned subsidiary of Foster Wheeler Ltd., is essentially a holding company that owns the stock of various subsidiary companies, and is included in our consolidated financial statements.

Safe Harbor Statement

This management’s discussion and analysis of financial condition and results of operations, other sections of this annual report on Form 10-K and other reports and oral statements made by Foster Wheeler representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler and the various industries within which we operate. These include statements regarding our expectation about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims, and the costs of current and future asbestos claims and the amount and timing of insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described under Item 1A, “Risk Factors,” and the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements:

•	changes in the rate of economic growth in the United States and other major international economies;

•	changes in investment by the power, oil & gas, pharmaceutical, chemical/petrochemical and environmental industries;

•	changes in the financial condition of our customers;

•	changes in regulatory environment;

•	changes in project design or schedules;

•	contract cancellations;

•	changes in our estimates of costs to complete projects;

•	changes in trade, monetary and fiscal policies worldwide;

•	currency fluctuations;

•	war and/or terrorist attacks on facilities either owned or where equipment or services are or may be provided;

•	outcomes of pending and future litigation, including litigation regarding our liability for damages and insurance coverage for asbestos exposure;

•	protection and validity of our patents and other intellectual property rights;

•	increasing competition by foreign and domestic companies;

•	compliance with our debt covenants;

Back to Contents

•	recoverability of claims against our customers and others; and

•	changes in estimates used in our critical accounting policies.

Other factors and assumptions not identified above were also involved in the formation of these forward-looking statements and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described above in connection with any forward-looking statements that may be made by us.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in proxy statements, quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K filed with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (amounts in thousands of dollars)

Our strategy for managing transaction risks associated with currency fluctuations is for each operating unit to enter into derivative transactions, such as foreign currency forward exchange contracts, to hedge its exposure on contracts into the operating unit’s functional currency. We utilize all such financial instruments solely for hedging. Our company policy prohibits the speculative use of such instruments. The counterparties to such financial instruments expose us to credit loss in the event of nonperformance. To minimize this risk, we enter into these financial instruments with financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies).

Interest Rate Risk — We are exposed to changes in interest rates primarily as a result of our borrowings, if any, under our senior credit agreement (there were no such borrowings as of December 30, 2005) and our variable rate project debt. If market rates average 1% more in 2006 than in 2005, our interest expense for the next twelve months would increase, and income before tax would decrease by approximately $100. This amount has been determined by considering the impact of the hypothetical interest rates on our variable-rate balances as of December 30, 2005.

Foreign Currency Risk — We operate on a worldwide basis with substantial operations in Europe that subject us to translation risk on the Euro and British pound sterling. All significant activities of our non-U.S. affiliates are recorded in their functional currency, which is typically the country of domicile of the affiliate. While this mitigates the potential impact of earnings fluctuations as a result of changes in foreign currency exchange rates, our affiliates do enter transactions through the normal course of operations in currencies other than their functional currency. We seek to minimize the resulting exposure to foreign currency fluctuations by matching the revenues and expenses in the same currency for our long-term contracts. We further mitigate these foreign currency exposures through the use of foreign currency forward exchange contracts to hedge the exposed item, such as anticipated purchases or revenues, back to their functional currency.

At December 30, 2005, our primary foreign currency forward exchange contracts are set forth below:

Currency Hedged (bought or sold forward)	Functional Currency	Foreign Currency Exposure (in equivalent U.S. dollars)	Notional Amount of Forward Buy Contracts	Notional Amount of Forward Sell Contracts

Euro and legacy countries	U.S. dollar	$2,833	$—	$2,833
Polish zloty	Euro	8,235	8,235	—
	U.S. dollar	1,880	1,880	—
Swiss franc	Euro	9,310	4,655	4,655
Singapore dollar	Euro	5,925	5,925	—
U.S. dollar	Euro	35,306	995	34,311
	British pound sterling	97,914	—	97,914
	Chilean peso	2,833	—	2,833
	Thai baht	1,591	—	1,591

	Total	$165,827	$21,690	$144,137

Back to Contents

The notional amount provides one measure of the transaction volume outstanding as of year-end, and does not represent the amount of exposure to market loss. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market conditions during the remaining life of the instruments. The contracts mature between 2006 and 2009. Increases in fair value of the forward sell contracts result in losses while fair value increases of the forward buy contracts result in gains. The contracts have been established by various international subsidiaries to sell a variety of currencies and receive their respective functional currency or other currencies for which they have payment obligations to third parties. See Note 16 to the consolidated financial statements in this Form 10-K for further information regarding derivative financial instruments.

Back to Contents

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedule

Other Financial Statements of Certain Foster Wheeler Ltd. Subsidiaries

The following financial statements for certain of Foster Wheeler Ltd. indirectly wholly owned subsidiaries are included pursuant to Regulation S-X Rule 3-16, “Financial Statements of Affiliates Whose Securities Collateralize an Issue Registered or Being Registered.” See Note 7 to the Foster Wheeler Ltd. consolidated financial statements.

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

We have completed integrated audits of Foster Wheeler Ltd.’s (the “Company”) 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 30, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Foster Wheeler Ltd. and its subsidiaries as of December 30, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 30, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Back to Contents

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

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 3, 2006

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE LOSS
(in thousands of dollars, except per share amounts)

	For the Year Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

Operating revenues	$2,199,955	$2,661,324	$3,723,815
Cost of operating revenues	(1,837,927)	(2,385,619)	(3,439,401)

Contract profit	362,028	275,705	284,414
Selling, general and administrative expenses	(232,377)	(228,962)	(205,565)
Other income (including interest:
2005 — $8,876; 2004 — $8,832; 2003 — $10,130)	63,723	88,383	77,493
Other deductions	(36,529)	(32,096)	(96,699)
Interest expense	(50,618)	(94,622)	(95,484)
Minority interest	(4,382)	(4,900)	(5,715)
Asbestos provision	(113,680)	(60,626)	(68,081)
Loss on equity-for-debt exchanges	(58,346)	(175,054)	—

Loss before income taxes	(70,181)	(232,172)	(109,637)
Provision for income taxes	(39,568)	(53,122)	(47,426)

Net loss	(109,749)	(285,294)	(157,063)
Other comprehensive income/(loss):
Foreign currency translation adjustment	(22,928)	27,155	6,762
Minimum pension liability adjustment (net of tax benefit/ (provision): 2005 — $(8,456); 2004 — $986; 2003 — $(18,886))	4,875	(19,899)	58,677

Net comprehensive loss	$(127,802)	$(278,038)	$(91,624)

Loss per common share:
Basic and diluted	$(2.36)	$(57.84)	$(76.53)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)

	December 30,	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$350,669	$291,567
Short-term investments	—	25,775
Accounts and notes receivable, net:
Trade	263,782	304,217
Other	56,818	118,296
Contracts in process	139,328	241,140
Prepaid, deferred and refundable income taxes	20,999	26,144
Other current assets	19,927	32,319

Total current assets	851,523	1,039,458

Land, buildings and equipment, net	258,672	280,305
Restricted cash	21,994	72,844
Notes and accounts receivable — long-term	5,076	7,053
Investment and advances	168,193	158,324
Goodwill, net	50,982	51,812
Other intangible assets, net	64,066	69,690
Asbestos-related insurance recovery receivable	321,008	332,894
Other assets	98,621	114,605
Deferred income taxes	54,571	50,714

TOTAL ASSETS	$1,894,706	$2,177,699

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current installments on long-term debt	$21,459	$35,214
Accounts payable	233,815	288,899
Accrued expenses	300,457	314,529
Billings in excess of costs and estimated earnings on uncompleted contracts	410,676	559,881
Income taxes	31,157	53,058

Total current liabilities	997,564	1,251,581

Long-term debt	293,953	534,859
Deferred income taxes	37,406	7,948
Pension, postretirement and other employee benefits	269,147	271,851
Asbestos-related liability	466,163	447,400
Other long-term liabilities	141,107	139,113
Deferred accrued interest on subordinated deferrable interest debentures	2,697	23,460
Minority interest	27,827	27,052
Commitments and contingencies

TOTAL LIABILITIES	2,235,864	2,703,264

Shareholders’ Deficit:
Preferred shares:
$0.01 par value; authorized: 2005 — 904,251 shares and 2004 — 975,540 shares; issued: 2005 — 4,195 shares and 2004 — 75,484 shares	—	1
Common shares:
$0.01 par value; authorized: 2005 — 74,391,197 shares and 2004 — 74,319,908 shares; issued: 2005 — 57,462,262 shares and 2004 — 40,542,898 shares	575	405
Paid-in capital	1,187,518	883,167
Accumulated deficit	(1,206,097)	(1,096,348)
Accumulated other comprehensive loss	(314,796)	(296,743)
Unearned compensation	(8,358)	(16,047)

TOTAL SHAREHOLDERS’ DEFICIT	(341,158)	(525,565)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,894,706	$2,177,699

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
(in thousands of dollars, except share data)

	For the Year Ended

	December 30, 2005		December 31, 2004		December 26, 2003

	Shares	Amount	Shares	Amount	Shares	Amount

Preferred Shares:
Balance at beginning of year	75,484	$1	—	$—	—	$—
Preferred shares issued pursuant to equity-for-debt exchange	—	—	599,944	6	—	—
Preferred shares converted into common shares	(71,289)	(1)	(524,460)	(5)	—	—

Balance at end of year	4,195	$—	75,484	$1	—	$—

Common Shares:
Balance at beginning of year	40,542,898	$405	2,038,578	$20	2,038,578	$20
Common shares issued pursuant to equity-for-debt exchanges	11,661,445	117	3,062,574	31	—	—
Preferred shares converted into common shares	4,637,949	46	34,089,900	341	—	—
Issuance of restricted shares to employees	17,417	1	1,351,846	13	—	—
Common share purchase warrants exercised	474,608	5	—	—	—	—
Stock options exercised	127,945	1	—	—	—	—

Balance at end of year	57,462,262	$575	40,542,898	$405	2,038,578	$20

Paid-in Capital:
Balance at beginning of year		$883,167		$242,593		$242,470
Change pursuant to equity-for- debt exchanges		296,876		623,153		—
Preferred shares converted into common shares		(45)		(336)		—
Issuance of restricted stock to employees and directors		1,230		17,757		—
Common share purchase warrants exercised		4,446		—		—
Stock options exercised		1,199		—		—
Stock options issued to non-employees		—		—		123
Tax benefit related to equity-based incentive program		645		—		—

Balance at end of year		$1,187,518		$883,167		$242,593

Accumulated Deficit:
Balance at beginning of year		$(1,096,348)		$(811,054)		$(653,991)
Net loss		(109,749)		(285,294)		(157,063)

Balance at end of year		$(1,206,097)		$(1,096,348)		$(811,054)

Accumulated Other Comprehensive Loss:
Balance at beginning of year		$(296,743)		$(303,999)		$(369,438)
Change in accumulated translation adjustment during the year		(22,928)		27,155		6,762
Minimum pension liability (net of tax benefit/
(provision): 2005 — $(8,456); 2004 — $986; 2003 — $(18,886))		4,875		(19,899)		58,677

Balance at end of year		$(314,796)		$(296,743)		$(303,999)

Unearned Compensation:
Balance at beginning of year		$(16,047)		$—		$—
Issuance of restricted stock to employees and directors		(1,230)		(17,771)		—
Amortization of unearned compensation		8,919		1,724		—

Balance at end of year		$(8,358)		$(16,047)		$—

Total Shareholders’ Deficit		$(341,158)		$(525,565)		$(872,440)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars, except share data)

	For the Year Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(109,749)	$(285,294)	$(157,063)
Adjustments to reconcile net loss to
cash flows from operating activities:
Depreciation and amortization	28,215	32,755	35,574
Deferred tax	10,527	32,351	19,774
Provision for asbestos claims, net of settlements	113,680	60,600	68,081
Loss on equity-for-debt exchanges	51,491	163,857	—
Provision for impairment loss	—	—	15,100
Mandatorily redeemable preferred security
distributions of subsidiary trust	—	—	18,130
Interest expense on subordinated deferrable
interest debentures	5,288	16,567	—
Gain on sale of assets	(1,582)	(15,834)	(22,270)
Earnings on equity interests, net of dividends	(9,303)	(16,389)	(12,457)
Other noncash items	16,940	8,959	(4,384)
Changes in assets and liabilities:
(Increase)/decrease in receivables	(7,563)	89,890	68,273
Decrease in contracts in process	95,924	23,215	81,351
(Decrease)/increase in accounts payable and accrued expenses	(28,904)	(93,117)	6,265
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(111,054)	(74,847)	(171,121)
(Decrease)/increase in income taxes	(14,756)	(2,215)	2,499
Net change in other assets and liabilities	11,659	28,639	(9,850)

Net cash provided by/(used in) operating activities	50,813	(30,863)	(62,098)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	46,186	(17,941)	38,414
Capital expenditures	(10,809)	(9,613)	(12,870)
Proceeds from sale of assets	4,853	17,495	87,159
Increase in investments and advances	(1,067)	(14)	—
Decrease/(increase) in short-term investments	24,424	(9,426)	(6,808)

Net cash provided by/(used in) investing activities	63,587	(19,499)	105,895

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars, except share data)
(Continued)

	For the Year Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES
Partnership distributions to minority partners	(2,233)	(2,663)	(2,879)
Proceeds from common share purchase warrant exercises	4,451	—	—
Proceeds from stock option exercises	1,200	—	—
Payment of deferred financing costs	(13,724)	—	—
Decrease in short-term debt	—	(121)	(14,826)
Proceeds from issuance of long-term debt	371	120,000	—
Repayment of long-term debt and capital lease obligations	(31,516)	(147,722)	(34,100)

Net cash used in financing activities	(41,451)	(30,506)	(51,805)

Effect of exchange rate changes on cash and cash equivalents	(13,847)	8,340	27,798

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	59,102	(72,528)	19,790
Cash and cash equivalents at beginning of year	291,567	364,095	344,305

CASH AND CASH EQUIVALENTS AT END OF YEAR	$350,669	$291,567	$364,095

Cash paid during the year for:
Interest (net of amount capitalized)	$47,295	$53,952	$63,194

Income taxes	$22,361	$23,446	$17,588

NON-CASH FINANCING ACTIVITIES

In 2005, 71,289 preferred shares were converted into 4,637,949 common shares resulting in a $1 reduction in preferred share capital, a $46 increase in common share capital and a $45 reduction in paid-in capital.

In August 2005, 5,634,464 common shares were exchanged for $65,214 of trust preferred securities. See Note 6 for information regarding the equity-for-debt exchange.

In November 2005, 6,026,981 common shares were exchanged for $150,003 of 2011 senior notes. See Note 6 for information regarding the equity-for-debt exchange.

In 2004, 3,062,574 common shares, 599,944 preferred shares, warrants to purchase 6,994,059 common shares and $147,130 of long-term debt were exchanged for $593,102 of existing debt and trust preferred securities. See Note 6 for information regarding the equity-for-debt exchange.

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

1. Summary of Significant Accounting Policies

Liquidity — Our liquidity outlook has significantly improved from 2003 to 2005. We completed three equity-for-debt exchange offers, which reduced both our outstanding principal and interest obligations and improved our short and long-term liquidity. Refer to Note 6 for more information regarding these transactions. We closely monitor domestic and global liquidity and update our liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, proceeds from asset sales, working capital needs, unused credit line availability and claims recoveries, if any. Our liquidity forecasts extend over a twelve-month period and continue to indicate that sufficient liquidity will be available to fund our working capital needs through such period.

Our domestic operating entities do not generate sufficient cash flow to cover the costs related to our indebtedness, obligations to fund U.S. pension plans, asbestos-related liabilities and corporate overhead expenses. Consequently, we require cash repatriations from our non-U.S. subsidiaries in the normal course of our operations to meet our domestic cash needs and have successfully repatriated cash for many years. Our current 2006 forecast assumes total cash repatriation from our non-U.S. subsidiaries at amounts consistent with prior years from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends. We repatriated $134,900 and $77,000 from our non-U.S. subsidiaries in 2005 and 2004, respectively.

Our non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities and for other general corporate purposes. In addition, certain of our non-U.S. subsidiaries are subject to statutory and financing requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. These factors may limit our ability to repatriate funds held by certain of our non-U.S. subsidiaries. However, we believe we could repatriate additional cash from certain other of our foreign subsidiaries should we desire and also have access to the domestic revolving credit facility described in Note 7.

Principles of Consolidation — The consolidated financial statements include the accounts of Foster Wheeler Ltd. and all significant domestic and foreign subsidiary companies. Intercompany transactions and balances have been eliminated.

Our fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations. For domestic operations, 2005 and 2003 included 52 weeks and 2004 included 53 weeks.

Capital Alterations — On November 29, 2004, our shareholders approved a series of capital alterations including the consolidation of the authorized common share capital at a ratio of one-for-twenty and a reduction in the par value of the common shares and preferred shares. As a result of these capital alterations, all references to share capital, the number of shares, per share amounts, cash dividends, and any other reference to shares in our consolidated financial statements, unless otherwise noted, have been adjusted to reflect such capital alterations on a retroactive basis.

Revisions — Our prior period consolidated statement of operations and comprehensive loss has been revised to classify the amortization of intangible assets within cost of operating revenues rather than within other deductions and the asbestos provision in a separate line item rather than within other deductions. There was no impact on the consolidated balance sheet or the consolidated statement of cash flows. A summary of the financial statement line items affected by the revision is presented below.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

1. Summary of Significant Accounting Policies — (Continued)

	For the Year Ended
	December 31, 2004, As Previously Reported	December 31, 2004, As Revised	December 26, 2003, As Previously Reported	December 26, 2003, As Revised

Cost of operating revenues	$(2,381,969)	$(2,385,619)	$(3,435,726)	$(3,439,401)
Contract profit	279,355	275,705	288,089	284,414
Other deductions	(96,372)	(32,096)	(168,455)	(96,699)
Asbestos provision	—	(60,626)	—	(68,081)
Net loss	(285,294)	(285,294)	(157,063)	(157,063)

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

Contracts in process are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. In 2005, we revised our presentation of contract-related balance sheet line items. The financial statement line item billings in excess of costs and estimated earnings on uncompleted contracts replaces the previously used line items of advances payments and estimated costs to complete long-term contracts. In addition, unbilled receivables are now included within contracts in process rather than as a component of trade receivables.

We have numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. These estimates may be revised from time to time as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” we review our major contracts monthly. As a result of this process in 2005, approximately 45 individual projects each had final estimated profit revisions exceeding $1,000. These revisions, which include both increases and decreases in estimated profit, resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from those previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and therefore tend to be earned late in a project’s life cycle. If estimates of costs to

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

1. Summary of Significant Accounting Policies — (Continued)

complete a long-term contract indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years. The changes in final estimated profits resulted in a net increase to accrued profits during 2005 and 2004 of approximately $99,600 and $37,600, respectively.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. We record claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. We had recorded commercial claims receivable from customers of approximately $5,700 and $3,900 as of December 30, 2005 and December 31, 2004, respectively.

Additionally, the consolidated financial statements assume recovery of $27,900 in pending and to be submitted requests for equitable adjustment (“REAs”), of which $7,000 was recorded in contracts in process as of December 30, 2005. The REAs, which relate to a project currently being executed for a U.S. government agency, include work performed and to be performed through 2008 over which time we expect to recover the total amount of the REAs. We are continuing to negotiate with the U.S government agency regarding these REAs as well as potentially restructuring the related contract. We account for REAs similar to how we account for claims as described above, recognizing contract revenue on REAs only when the conditions set forth in paragraph 65 of SOP 81-1 are achieved.

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs on receipt of the anticipated contract. If it is not probable that pre-contract costs will be recovered under a future contract, then these costs are expensed as incurred. Costs related to anticipated contracts, which are charged to expense because their recovery is not considered probable, are not subsequently reclassified to contract costs on the subsequent receipt of the contract. We had no deferred pre-contract costs as of December 30, 2005 or December 31, 2004.

Certain special-purpose subsidiaries in our global power business group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the non-cancellable service contracts.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of $298,839 and $225,861 were maintained by our foreign subsidiaries as of December 30, 2005 and December 31, 2004, respectively. These subsidiaries require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, these funds may not be readily available for repatriation to U.S. entities.

Short-term Investments — Short-term investments at December 31, 2004 consisted primarily of certificates of deposit and were classified as held to maturity under Financial Accounting Standards Board

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

1. Summary of Significant Accounting Policies — (Continued)

(“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Trade Accounts Receivable — Trade accounts receivable represents amounts billed to customers. In accordance with terms of long-term contracts, our customers withhold certain percentages of such billings until completion and acceptance of the contracts. Final payments of all such amounts withheld might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets.

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

Contracts in Process and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts — In accordance with terms of long-term contracts, amounts recorded in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts may not be realized or paid, respectively, within a one-year period. In conformity with industry practice, however, the full amount of contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts has been included in current assets and current liabilities, respectively.

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method. We had inventories of $7,921 and $7,080 as of December 30, 2005 and December 31, 2004, respectively. Such amounts are recorded within other current assets on the consolidated balance sheet.

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

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

1. Summary of Significant Accounting Policies — (Continued)

Restricted Cash — The following table details the restricted cash held:

	December 30, 2005			December 31, 2004

	Foreign	Domestic	Total	Foreign	Domestic	Total

Held by special purpose entities and restricted for debt service payments	$223	$271	$494	$245	$3,924	$4,169
Collateralized letters of credit and bank guarantees	15,571	—	15,571	57,151	—	57,151
Client escrow funds	5,204	725	5,929	10,580	944	11,524

Total	$20,998	$996	$21,994	$67,976	$4,868	$72,844

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

As of December 30, 2005 and December 31, 2004, we had unamortized goodwill of $50,982 and $51,812, respectively. The decrease in goodwill of $830 resulted from changes in foreign currency translation rates. All of the goodwill is related to our global power business group. In accordance with SFAS No. 142, effective as of December 29, 2001, we no longer amortize goodwill, and in 2004 and 2005, the fair value of the reporting units exceeded the carrying amounts.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

1. Summary of Significant Accounting Policies — (Continued)

As of December 30, 2005 and December 31, 2004, we had unamortized identifiable intangible assets of $64,066 and $69,690, respectively. The following table details amounts relating to those assets.

	December 30, 2005		December 31, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$36,594	$(17,412)	$37,392	$(15,622)
Trademarks	61,771	(16,887)	63,026	(15,106)

Total	$98,365	$(34,299)	$100,418	$(30,728)

Amortization expense related to patents and trademarks, which is recorded within cost of operating revenues on the consolidated statement of operations and comprehensive loss, totaled $3,570, $3,650 and $3,675 for fiscal years 2005, 2004 and 2003, respectively. Amortization expense is expected to approximate $3,600 each year in the next five years.

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

Provision is made for federal income taxes which may be payable on foreign subsidiary earnings to the extent that we anticipate that such earnings will be remitted. Based on strategic initiatives, we have modified our foreign earnings repatriation policy to address our domestic liquidity plans. Foreign earnings that are not considered necessary to meet these plans are considered permanently reinvested. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be, permanently reinvested (and for which no federal income tax has been provided) aggregated $77,614 as of December 30, 2005. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

We have reviewed the foreign earnings repatriation provision of the American Jobs Creation Act of 2004 (the “AJCA”) and concluded that, given the effective foreign tax rates applicable to our unrepatriated earnings as well as certain restrictions in the AJCA concerning the definitions of extraordinary dividends and U.S. investment, the foreign earnings repatriation provision of the AJCA does not provide any financial benefit to Foster Wheeler. Accordingly, we did not change our existing repatriation practices as a result of the AJCA.

Foreign Currency — Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and income and expenses and cash flows at monthly weighted-average exchange rates.

	For the Year Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

Cumulative translation adjustment at beginning of year	$(51,240)	$(78,395)	$(85,157)
Current year foreign currency adjustment	(22,928)	27,155	6,762

Cumulative translation adjustment at end of year	$(74,168)	$(51,240)	$(78,395)

Foreign currency transaction (loss)/gains	$(2,705)	$(83)	$1,700

Foreign currency transaction (loss)/gains, net of tax	$(1,758)	$(54)	$1,100

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

1. Summary of Significant Accounting Policies — (Continued)

Restrictions on Shareholders’ Dividends — We discontinued the common share dividend in July 2001. We are restricted from paying dividends under our senior credit agreement. Accordingly, we paid no dividends on our common shares in 2005, 2004 or 2003, and we do not expect to pay dividends on our common shares for the foreseeable future.

Earnings per Share — In accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128,” we use the two-class method to allocate income to the holders of the preferred shares when computing basic and diluted earnings per share for the common shareholders. However, losses are not allocated to holders of the preferred shares for purposes of calculating earnings per share since the preferred shareholders are not required to fund losses. There were 4,195 preferred shares outstanding as of December 30, 2005, which are convertible into 273,102 common shares at the option of the preferred shareholder. See Note 11 for further information regarding the preferred shares. See also the “Capital Alterations” discussion at the beginning of this Note 1.

The computations for basic and diluted loss per common share are as follows:

	For the Year Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

Net loss	$(109,749)	$(285,294)	$(157,063)
Net income allocated to preferred shareholders	—	—	—

Net loss available to common shareholders	$(109,749)	$(285,294)	$(157,063)

Weighted-average number of common shares outstanding	46,570,088	4,932,370	2,052,229

Loss per common share — basic and diluted	$(2.36)	$(57.84)	$(76.53)

Basic loss per common share has been computed based on the weighted-average number of common shares outstanding, excluding non-vested restricted common shares of 1,111,189. Restricted common shares will be included in the weighted-average number of common shares outstanding as such shares vest. One third of the restricted awards vested in the fourth calendar quarter of 2005 and the balance vest during the fourth calendar quarter of 2006.

The impact of potentially dilutive securities such as outstanding stock options, warrants to purchase common shares, convertible securities and the non-vested portion of restricted common shares and restricted common share awards has been excluded from the computation of diluted loss per share since the inclusion of such securities would be antidilutive. The following table summarizes such potentially dilutive securities.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

1. Summary of Significant Accounting Policies — (Continued)

	For the Year Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

Options to purchase common shares not included in the computation of diluted loss per common share due to their antidilutive effect	2,700,625	2,828,570	5,857

Warrants to purchase common shares not included in the computation of diluted loss per common share due to their antidilutive effect	9,468,100	9,941,292	—

Options to purchase common shares not included in the computation of diluted loss per common share because the options’ exercise price was greater than the average market price	583,385	405,056	412,376

Common shares on convertible subordinated notes not included in the computation of diluted loss per common share due to their antidilutive effect	9,565	9,565	654,288

Unvested portion of restricted common shares and restricted common share units not included in the computation of diluted loss per common share due to their antidilutive effect	1,689,756	1,901,810	—

Stock Option Plans — We have three stock option plans that reserve shares of common stock for issuance to key employees and directors. We follow the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” We continue to account for stock options granted to employees and directors using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation costs for our stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, our net loss available to common shareholders and our basic and diluted loss per common share would have been as follows:

	For the Year Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

Net loss available to common shareholders — as reported	$(109,749)	$(285,294)	$(157,063)
Add: Total stock-based employee compensation expense determined under intrinsic value based method for awards and included within reported net loss, net of $0 taxes	150	12	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of taxes of $186 in 2005, $39 in 2004 and $127 in 2003	(6,740)	(2,711)	(2,114)

Net loss available to common shareholders — pro forma	$(116,339)	$(287,993)	$(159,177)

Loss per common share — basic and diluted:
As reported	$(2.36)	$(57.84)	$(76.53)
Pro forma	$(2.50)	$(58.39)	$(77.56)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

1. Summary of Significant Accounting Policies — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	50.00%	50.00%	88.23%
Risk free interest rate	4.23%	2.99%	3.22%
Expected life (years)	3.06	3.00	5.00

Recent Accounting Developments — In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the consolidated statement of operations and comprehensive loss based on their fair values. Prior to SFAS No. 123R, we adopted the disclosure-only provisions of SFAS No. 123 and therefore only certain pro forma disclosures of the fair value of share-based payments were required in the notes to the consolidated financial statements. We will use the modified prospective transition method. Accordingly, share-based employee compensation cost will be recognized from the beginning of the 2006 fiscal period as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after December 30, 2005 and to any awards that were not fully vested as of December 30, 2005. Our 2006 operating results are expected to include approximately $6,500 of additional compensation expense as a result of the adoption of SFAS No. 123R. Future compensation expense will be impacted by various factors, including the number of awards granted and their relative fair value at the date of grant.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have an impact on our consolidated financial statements.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

2. Accounts and Notes Receivable

The following table shows the components of trade accounts and notes receivable:

	December 30,	December 31,
	2005	2004

From long-term contracts:
Amounts billed due within one year	$262,735	$287,902

Billed retention:
Estimated to be due in:
2005	—	18,098
2006	10,257	6,282
2007	3	1,654
2008	—	—
2009	—	3,417
2010	10	—

Total billed retention	10,270	29,451

Total receivables from long-term contracts	273,005	317,353
Other trade accounts and notes receivable	1,156	10,063

Trade accounts and notes receivable, gross	274,161	327,416
Less: allowance for doubtful accounts	(10,379)	(23,199)

Trade accounts and notes receivable, net	$263,782	$304,217

The following table shows the components of non-trade accounts and notes receivable:

	December 30,	December 31,
	2005	2004

Asbestos insurance claims receivable	$25,200	$96,900
Foreign refundable value-added tax	16,334	3,061
Other	15,284	18,335

Non-trade accounts and notes receivable	$56,818	$118,296

3. Contracts in Process

The following table shows the elements included in contracts in process as related to long-term contracts:

	December 30,	December 31,
	2005	2004

Costs plus accrued profits less earned revenues
on contracts currently in process	$226,621	$281,764
Less: progress payments	(87,293)	(40,624)

Total	$139,328	$241,140

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

4. Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	December 30,	December 31,
	2005	2004

Land and land improvements	$23,869	$24,052
Buildings	130,052	137,346
Equipment	447,251	458,356
Construction in progress	1,410	1,192

Land, buildings and equipment	602,582	620,946
Less: accumulated depreciation	(343,910)	(340,641)

Net book value	$258,672	$280,305

Depreciation expense for 2005, 2004 and 2003 was $23,982, $28,447 and $31,214, respectively.

We own certain office and manufacturing facilities in Finland that contain asbestos. We are required to remove the asbestos from such facilities if such facilities are significantly renovated or demolished. At present, there are no plans to undertake a major renovation that would require the removal of the asbestos or the demolition of the facilities. We do not have sufficient information to estimate the fair value of the asset retirement obligation because the settlement date or the range of potential settlement dates has not been specified and information is not currently available to apply an expected present value technique. We will recognize a liability in the period in which sufficient information is available to reasonably estimate the fair value of the asset retirement obligation.

5. Equity Interests

We own a non-controlling equity interest in two electric power generation projects and one waste-to-energy project in Italy as well as a refinery/electric power generation project in Chile. Two of the projects in Italy are each 42% owned while the third project is now 39% owned by us, after reflecting the sale of 10% of our minority equity interest in this project in April 2005. Such sale was intended to facilitate future expansion of the project and such expansion is currently underway. The project in Chile is 85% owned by us; however, we do not have a controlling financial interest in the Chilean project. Following is summarized financial information assuming a 100% ownership interest for the entities in which we have an equity interest:

	December 30, 2005		December 31, 2004

	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project

Balance Sheet Data :
Current assets	$153,576	$25,853	$149,346	$23,456
Other assets (primarily buildings and equipment)	358,038	165,991	414,779	175,653
Current liabilities	44,299	21,047	41,003	17,179
Other liabilities (primarily long-term debt)	255,757	101,617	404,802	113,567
Net assets	211,558	69,180	118,320	68,363

	For the Year Ended

	December 30, 2005		December 31, 2004		December 26, 2003

	Italian	Chilean	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project	Projects	Project

Income Statement Data:
Total revenues	$293,588	$39,659	$244,225	$41,137	$219,818	$39,114
Gross earnings	65,419	19,725	60,108	20,152	56,699	20,739
Income before income taxes	52,646	10,031	43,947	11,229	38,405	10,712
Net earnings	46,070	7,782	26,664	8,787	23,144	8,891

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

5. Equity Interests — (Continued)

Our share of the net earnings of equity affiliates, which are recorded within other income on the consolidated statement of operations and comprehensive loss, totaled $24,129, $20,636 and $17,142 for 2005, 2004 and 2003, respectively. Our investment in the equity affiliates, which is recorded within investment and advances on the consolidated balance sheet, totaled $140,723 and $109,106 as of December 30, 2005 and December 31, 2004, respectively. Dividends of $18,272 and $9,221 were received during 2005 and 2004, respectively.

We have guaranteed certain performance obligations for three of these projects. Our contingent obligations under the guarantees are approximately $1,700 in the aggregate. We have an additional contingent obligation for the Chilean project, which is capped at $20,000 over the twenty-year life of the project’s financing. To date, no amounts have been paid under any of these guarantees.

We have also provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the Chilean project be insufficient to cover the debt service payments. To date, no amounts have been drawn under the letter of credit.

The undistributed retained earnings of our equity investees amounted to $72,407 and $42,087 at December 30, 2005 and December 31, 2004, respectively.

6. Equity-for-Debt Exchanges

In November 2005, we completed an offer to exchange our common shares for a portion of our 2011 senior notes. $150,003 aggregate principal amount of 2011 senior notes were tendered as part of the exchange, resulting in the issuance of 6,026,981 common shares. The exchange reduced the carrying value of our 2011 senior notes by $155,299 representing the aggregate principal amount plus the corresponding premium and improved our shareholders’ deficit by $151,076. The exchange resulted in a $167,909 increase in common stock and paid-in capital, which was partially offset by a $16,833 charge to income. The pretax charge, which was substantially non-cash, related primarily to the difference between the carrying value of the 2011 senior notes, including unpaid accrued interest, and the market price of the common shares on the closing date of the exchange. Concurrent with the exchange offer, we also solicited consents from holders of the outstanding 2011 senior notes to amend the governing indenture to eliminate substantially all of the restrictive operating and financial covenants and certain events of default contained therein.

In August 2005, we completed an offer to exchange our common shares for a portion of our trust preferred securities. Trust preferred securities of 2,608,548 were tendered as part of the exchange, resulting in the issuance of 5,634,464 common shares. The exchange reduced the aggregate liquidation amount of our existing trust preferred securities by $65,214, reduced the amount of deferred accrued interest by $26,052 and improved our shareholders’ deficit by $87,571. The exchange resulted in an increase to common stock and paid-in capital totaling $129,084, which was partially offset by a $41,513 charge to income. The pretax charge, which was substantially non-cash, related primarily to the difference between the carrying value of the trust preferred securities, including deferred accrued interest, and the market price of the common shares on the closing date of the exchange.

In September 2004, we consummated an equity-for-debt exchange in which we issued common shares, preferred shares, warrants to purchase common shares and new senior notes in exchange for certain of our outstanding debt securities and trust preferred securities. The exchange reduced our existing debt by $437,041, reduced deferred accrued interest by $31,128, improved our shareholders’ deficit by $448,136 and when combined with the proceeds from the issuance of the new senior notes that were used to repay amounts that were outstanding under the previous senior credit facility, eliminated substantially all material scheduled corporate debt maturities prior to 2011. The exchange offer resulted in an aggregate $623,190 increase in capital stock and paid-in capital, which was partially offset by a $175,054 charge to income. The pretax

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

6. Equity-for-Debt Exchanges — (Continued)

charge, which was substantially non-cash, related primarily to the exchange of convertible notes tendered in the exchange offer.

7. Long-term Debt

The following table shows the components of long-term debt:

	December 30, 2005			December 31, 2004

	Current	Long-term	Total	Current	Long-term	Total

Senior Notes at 10.359% interest, due September 15, 2011 (including unamortized premium of $3,847 and $10,172, respectively)	$—	$115,315	$115,315	$—	$271,643	$271,643
Senior Notes at 6.75% interest, due November 15, 2005	—	—	—	11,372	—	11,372
Convertible Subordinated Notes at 6.50% interest, due June 1, 2007	—	3,070	3,070	—	3,070	3,070
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	16	52	68	14	69	83
1999C Bonds at 7.25% interest, due October 15, 2024	—	20,491	20,491	—	20,491	20,491
1999D Bonds at 7% interest, due October 15, 2009	—	250	250	—	233	233
Subordinated Deferrable Interest Debentures	—	5,963	5,963	—	71,177	71,177
Special-Purpose Project Debt:
Martinez Cogen Limited Partnership	7,980	—	7,980	7,280	7,980	15,260
Foster Wheeler Coque Verde, L.P.	3,293	28,858	32,151	2,975	32,151	35,126
Camden County Energy Recovery Associates	9,149	50,787	59,936	8,959	59,936	68,895
Capital Lease Obligations	1,021	63,219	64,240	990	66,297	67,287
Other	—	5,948	5,948	3,624	1,812	5,436

Total	$21,459	$293,953	$315,412	$35,214	$534,859	$570,073

Senior Credit Agreement — In March 2005, we entered into a new 5-year $250,000 senior credit agreement. The senior credit agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus 5%. Standby letters of credit issued under the senior credit agreement carry a fixed price throughout the life of the facility. The assets and/or the stock of certain of our domestic and foreign subsidiaries collateralize the senior credit agreement. We paid approximately $13,724 in fees and expenses in conjunction with the execution of the senior credit agreement. Such fees will be amortized to expense over the life of the agreement.

The senior credit agreement requires us to maintain certain ratios, including a leverage ratio, a fixed charge coverage ratio and a minimum liquidity level. Compliance with the first two covenants is measured quarterly. The leverage ratio compares total indebtedness, as defined in the senior credit agreement, to EBITDA, as defined. The leverage ratio must be less than the levels specified in the senior credit agreement. The fixed charge coverage ratio compares EBITDA to total fixed charges, as defined and must be greater than the levels specified in the senior credit agreement. We must be in compliance with the minimum liquidity

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

7. Long-term Debt — (Continued)

level covenant at all times. Our current forecast indicates that we should be in compliance with the financial covenants contained in the senior credit agreement throughout 2006.

The senior credit agreement also requires us to prepay the facility in certain circumstances from proceeds of asset sales and the issuance of debt.

We had $131,642 of letters of credit outstanding under the senior credit agreement as of December 30, 2005. There were no funded borrowings outstanding as of December 30, 2005.

Previous Senior Credit Facility — In August of 2002, we entered into a senior credit facility comprising a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility having an April 30, 2005 maturity date. As part of the September 2004 equity-for-debt exchange, we repaid in full the term loan and amounts outstanding under the revolving credit facility. Accordingly, there were no borrowings outstanding under the term loan and revolving credit facility as of December 31, 2004. We had letters of credit outstanding of $90,018 as of December 31, 2004. In March 2005, we replaced the previous senior credit facility with a new senior credit agreement.

Senior Notes at 10.359% interest, due September 15, 2011, Series A (“2011 senior notes”) — The 2011 senior notes bear interest at 10.359% per annum, payable semi-annually in arrears on March 15 and September 15, commencing March 15, 2005. In conjunction with the issuance of the 2011 senior notes, we recorded a premium of $5,659 since the fair value of the 2011 senior notes was 104% of principal. As a result of the premium, the effective interest rate on the 2011 senior notes is 9.5602%. Holders of the 2011 senior notes have a security interest in the stock, debt and assets of certain of our subsidiaries. At any time prior to September 15, 2006, we have the option to redeem the 2011 senior notes at 100% of the principal amount plus accrued and unpaid interest plus a premium that is based on US Treasury rates. The redemption price including accrued interest is estimated to be 14.34% as of December 30, 2005. We have the option to redeem the 2011 senior notes at prices decreasing from 107.769% of the face amount plus accrued and unpaid interest if redeemed during the twelve-month period commencing on September 15, 2006 to par if redeemed during the twelve-month period commencing September 15, 2010.

Concurrent with the 2004 equity-for-debt exchange, we completed a $120,000 private offering of Senior Notes at 10.359% due September 2011, Series B (the “series B notes”). The proceeds of the series B notes offering were used to repay the amounts outstanding under the term loan and revolving credit portions of our previous senior credit facility totaling $115,869. We recorded a premium of $4,800 on the offering since the fair value of the series B notes was 104% of principal. As a result of the premium, the effective interest rate on the series B notes is 9.5602%. In December 2004, we exchanged all series B notes for registered 2011 senior notes.

In November 2005, we completed an offer to exchange our common shares for a portion of our 2011 senior notes. The exchange reduced the aggregate carrying value of our 2011 senior notes by $155,299. See Note 6 for further information.

Senior Notes at 6.75% interest, due November 15, 2005 (“2005 senior notes”) — In 1995, we issued $200,000 of 2005 senior notes, bearing interest at a fixed rate of 6.75% per annum, payable semi-annually, and maturing on November 15, 2005. As described in Note 6, we exchanged common shares, preferred shares and $141,471 principal amount of 2011 senior notes for $188,628 of 2005 senior notes as part of the equity-for-debt exchange consummated in 2004. We repaid the remaining 2005 senior notes at the scheduled maturity date in November 2005.

Convertible Subordinated Notes at 6.50% interest, due 2007 (“convertible notes”) — In May and June 2001, we issued convertible notes having an aggregate principal amount of $210,000. The convertible notes are due June 1, 2007 and bear interest at 6.50% per annum, payable semi-annually on June 1 and December 1

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

7. Long-term Debt — (Continued)

of each year, commencing December 2001. The convertible notes are subordinated in right of payment to all of our existing and future senior indebtedness. The convertible notes are convertible into common shares at an initial conversion rate of 3.10655 common shares per $1,000 principal amount, or approximately $321.90 per common share, subject to adjustment under certain circumstances.

As part of the equity-for-debt exchange consummated in 2004, we exchanged common shares and preferred shares for $206,930 of convertible notes. See Note 6 for further information.

Subordinated Robbins Facility Exit Funding Obligations (“Robbins bonds”) — In connection with the restructuring of debt incurred to finance construction of a waste-to-energy facility in the Village of Robbins, Illinois, we entered into certain subordinated obligations. The subordinated obligations include 1999C Bonds due October 15, 2009 (the “1999C bonds due 2009”), 1999C Bonds due October 15, 2024 (the “1999C bonds due 2024”) and 1999D Accretion Bonds due October 15, 2009 (the “1999D bonds”).

The 1999C bonds due 2009 and the 1999C bonds due 2024 bear interest at 7.25% and are subject to mandatory sinking fund reduction prior to maturity at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date. The total amount of 1999D bonds due on October 15, 2009 is $325.

As part of the equity-for-debt exchange consummated in 2004, we exchanged common shares and preferred shares for $93,721 of Robbins bonds. See Note 6 for further information.

Subordinated Deferrable Interest Debentures — In 1999, FW Preferred Capital Trust I (the “Capital Trust”), a 100% indirectly-owned finance subsidiary of Foster Wheeler Ltd., consummated a $175,000 public offering of 7,000,000 trust preferred securities. The trust preferred securities are fully and unconditionally guaranteed on a joint and several basis by us and Foster Wheeler LLC. The Capital Trust invested the proceeds from the sale of the trust preferred securities in an equal principal amount of 9% junior subordinated deferrable interest debentures of Foster Wheeler LLC due January 15, 2029.

In accordance with the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” the Capital Trust is not consolidated within the financial statements presented herein since we are not the primary beneficiary. However, our consolidated financial statements reflect Foster Wheeler LLC’s obligations to the Capital Trust as subordinated deferrable interest debentures and deferred accrued interest on subordinated deferrable interest debentures.

These trust preferred securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are to be paid quarterly in arrears on April 15, July 15, October 15, and January 15 of each year. Such distributions may be deferred for periods up to five years during which time additional interest accrues at 9.0%. In accordance with this provision, we have deferred all quarterly distributions beginning with the distribution due on January 15, 2002. We can redeem these trust preferred securities on or after January 15, 2004. The senior credit agreement requires the approval of the lenders to make payments on the trust preferred securities to the extent such payments are not contractually required by the underlying trust preferred securities agreements.

As part of the equity-for-debt exchange consummated in 2004, we issued common shares, preferred shares and warrants to purchase common shares in exchange for trust preferred securities. This exchange reduced the aggregate liquidation amount of our trust preferred securities by $103,823 and reduced the amount of deferred accrued interest by $31,128. Subsequently, in August 2005, we completed another offer to exchange our common shares for trust preferred securities. This exchange reduced the aggregate liquidation amount of our trust preferred securities by $65,214 and reduced the amount of deferred accrued interest by $26,052. See Note 6 for further information. These exchange offers resulted in corresponding reductions in our outstanding subordinated deferrable interest debentures and deferred accrued interest.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

7. Long-term Debt — (Continued)

Special-Purpose Project Debt — Special-purpose project debt represents debt incurred to finance the construction of cogeneration facilities or waste-to-energy projects, which are majority-owned by Foster Wheeler. Certain assets of each project collateralize the notes and/or bonds. Our obligations with respect to this debt are limited to guaranteeing the operating performance of the projects.

The Martinez Cogen Limited Partnership debt represents a note under a bank credit facility to a limited partnership whose general partner is a special-purpose subsidiary. The interest on the note, which varies based on one of several money market rates, is due semi- annually through July 30, 2006. The note matures on July 30, 2006. The gas-fired electric generation project is located in California.

The Foster Wheeler Coque Verde debt represents senior secured notes. The notes bear interest at 11.443%, due annually April 15, 2004 through 2015, and mature on April 15, 2015. The notes are collateralized by certain revenues and assets of a special-purpose subsidiary, which is the indirect owner of a refinery/electric power generation project in Chile.

The Camden County Energy Recovery Associates debt represents Solid Waste Disposal and Resource Recovery System Revenue Bonds. The bonds bear interest at rates varying between 7.125% and 7.5%, due annually December 1, 2004 through 2010, and mature on December 1, 2010. The bonds are collateralized by a pledge of certain revenues and assets of the project, but not the plant. The waste-to-energy project is located in New Jersey.

Capital Leases — We entered into a series of capital leases, primarily for office buildings. Assets under capital leases are summarized as follows:

	December 30,	December 31,
	2005	2004

Buildings and improvements	$42,461	$45,306
Less: accumulated amortization	(6,855)	(5,222)

Net assets under capital leases	$35,606	$40,084

The following are the minimum lease payments to be made in each of the years indicated for the capital leases in effect as of December 30, 2005:

Fiscal year:
2006	$7,840
2007	7,588
2008	7,819
2009	8,153
2010	8,227
Thereafter	115,189
Less: interest	(90,576)

Net minimum lease payments under capital leases	64,240
Less: current portion of net minimum lease payments	(1,021)

Long-term portion of net minimum lease payments	$63,219

Interest Costs — Interest costs incurred in 2005, 2004, and 2003 were $50,618, $94,622 and $95,791, respectively, of which $0, $0 and $307, respectively, were capitalized.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

7. Long-term Debt — (Continued)

Aggregate Maturities — Aggregate principal repayments and sinking fund requirements of long-term debt, excluding payments on capital lease obligations and premium amortization on the 2011 senior notes of $3,847, over the next five years are as follows:

	Fiscal Year

	2006	2007	2008	2009	2010	Thereafter	Total

Senior Notes at 10.359% interest, due September 15, 2011	$—	$—	$—	$—	$—	$111,468	$111,468
Convertible Subordinated Notes at 6.50% interest, due June 1, 2007	—	3,070	—	—	—	—	3,070
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	16	16	18	18	—	—	68
1999C Bonds at 7.25% interest, due October 15, 2024	—	—	—	—	—	20,491	20,491
1999D Bonds at 7% interest, due October 15, 2009	—	—	—	250	—	—	250
Subordinated Deferrable Interest Debentures	—	—	—	—	—	5,963	5,963
Special-Purpose Project Debt:
Martinez Cogen Limited Partnership	7,980	—	—	—	—	—	7,980
Foster Wheeler Coque Verde, L.P.	3,293	3,613	4,144	4,674	3,188	13,239	32,151
Camden County Energy Recovery Associates	9,149	9,360	9,648	9,914	21,865	—	59,936
Other	—	1,859	3,717	372	—	—	5,948

Total	$20,438	$17,918	$17,527	$15,228	$25,053	$151,161	$247,325

8. Pensions and Other Postretirement Benefits

Pension Benefits — Our United States and certain foreign subsidiaries have several defined benefit pension plans covering substantially all full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation; the U.S. plans are noncontributory. Effective January 1, 1999, a cash balance program was added to the U.S. plan. The pension benefit under the previous formulas remained the same for current employees if so elected, however, new U.S. employees are offered only the cash balance program. Amounts are credited based on age and a percentage of earnings. At termination or retirement, the employee receives the balance in the account in a lump-sum. Under the cash balance program, future increases in employee earnings will not apply to prior service costs. The cash contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future.

We also have a non-qualified, unfunded supplemental executive retirement plan (“SERP”) which covers certain employees. In April 2003, we froze the SERP and issued letters of credit totaling $2,250 to certain employees to support our obligations under the SERP. As of December 30, 2005, there were no letters of credit outstanding under the SERP.

On April 10, 2003, the Board of Directors approved changes to our U.S. employee benefits program, including the pension, postretirement medical, and 401(k) plans. The changes were made following a review of our U.S. employee benefits, which assessed our benefit program against that of the marketplace and our competitors.

The principal changes consist of the following: the U.S. pension plan was frozen as of May 31, 2003, which means participants will not be able to increase the amount earned under the terms of the plan; the postretirement medical plan was frozen and will be available on a subsidized premium basis only to currently active employees who reached the age of 40 on May 31, 2003; and the 401(k) plan was enhanced to increase

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

8. Pensions and Other Postretirement Benefits — (Continued)

the level of employer matching contribution. We believe the net effect of these changes improves our financial condition through reduced costs and reduced cash outflow in future years.

Our U.S. subsidiaries have a 401(k) plan for salaried employees. We contributed a 100% match of the first 3% and a 50% match of the next 3% of base pay of employee contributions, subject to the annual IRS limit, which amounted to a cost of $2,813, $3,317 and $4,066 in 2005, 2004 and 2003, respectively. The 401(k) plan has a provision for a discretionary employer contribution, equal to 50% of the second 3% of an employee’s contribution or a maximum of 1.5% of base salary. This discretionary employer contribution is tied to meeting our performance targets for an entire calendar year and having the contribution approved by the Board of Directors.

Effective April 1, 2003, our U.K. subsidiaries commenced a defined contribution plan for salaried employees. Under the defined contribution plan, amounts are credited as a percentage of earnings which percentage can be increased within prescribed limits after five years’ membership of the fund if matched by the employee. At termination (up to two years’ service only), an employee may receive the balance in the account. Otherwise at termination or at retirement, an employee receives an annuity or a combination of lump-sum and annuity. Our U.K. subsidiaries contributed $479, $205 and $36 in 2005, 2004 and 2003, respectively, to the defined contribution plan.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

8. Pensions and Other Postretirement Benefits — (Continued)

The following chart contains the disclosures for our pension benefit obligation:

	For the Year Ended December 30, 2005				For the Year Ended December 31, 2004
		United				United
	United States	Kingdom	Canada	Total	United States	Kingdom	Canada	Total

Projected Benefit Obligation (PBO):
PBO at beginning of year	$334,913	$631,103	$23,174	$989,190	$311,102	$548,680	$20,437	$880,219
Service cost	—	16,274	233	16,507	—	17,859	254	18,113
Interest cost	18,579	31,953	1,349	51,881	17,867	30,365	1,222	49,454
Plan participants’ contributions	—	7,684	—	7,684	—	8,107	—	8,107
Actuarial loss/(gain)	18,274	121,487	3,463	143,224	29,733	(632)	903	30,004
Benefits paid	(21,689)	(24,820)	(1,902)	(48,411)	(21,847)	(23,360)	(1,681)	(46,888)
Special termination benefits/other	(84)	(195)	—	(279)	(1,942)	778	—	(1,164)
Foreign currency exchange rate changes	—	(72,609)	1,125	(71,484)	—	49,306	2,039	51,345

PBO at end of year	$349,993	$710,877	$27,442	$1,088,312	$334,913	$631,103	$23,174	$989,190

Plan Assets:
Fair value of plan assets at beginning of year	$223,498	$494,802	$19,288	$737,588	$194,035	$396,062	$17,927	$608,024
Actual return on plan assets	20,914	96,293	1,686	118,893	24,712	47,272	1,395	73,379
Employer contributions	26,744	27,188	990	54,922	29,245	28,510	—	57,755
Plan participants’ contributions	—	7,684	—	7,684	—	8,107	—	8,107
Benefits paid	(21,689)	(24,820)	(1,902)	(48,411)	(21,847)	(23,360)	(1,681)	(46,888)
Other	(2,977)	(191)	—	(3,168)	(2,647)	867	(70)	(1,850)
Foreign currency exchange rate changes	—	(56,197)	859	(55,338)	—	37,344	1,717	39,061

Fair value of plan assets at end of year	$246,490	$544,759	$20,921	$812,170	$223,498	$494,802	$19,288	$737,588

Funded Status:
Funded status	$(103,503)	$(166,118)	$(6,521)	$(276,142)	$(111,415)	$(136,301)	$(3,886)	$(251,602)
Unrecognized net actuarial loss	142,718	264,729	10,244	417,691	129,708	246,371	7,170	383,249
Unrecognized prior service cost	—	5,329	992	6,321	—	7,623	1,050	8,673
Adjustment for the minimum liability	(142,718)	(149,320)	(7,503)	(299,541)	(129,708)	(141,423)	(6,023)	(277,154)
Foreign currency exchange rate changes	—	(15,764)	(2,047)	(17,811)	—	(34,063)	(1,655)	(35,718)

Accrued benefit cost	$(103,503)	$(61,144)	$(4,835)	$(169,482)	$(111,415)	$(57,793)	$(3,344)	$(172,552)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

8. Pensions and Other Postretirement Benefits — (Continued)

The following chart contains the disclosures for our net periodic benefit cost:

	For the Year Ended December 30, 2005				For the Year Ended December 31, 2004				For the Year Ended December 26, 2003
	United	United			United	United			United	United
	States	Kingdom	Canada	Total	States	Kingdom	Canada	Total	States	Kingdom	Canada	Total

Net Periodic Benefit Cost:
Service cost	$—	$16,274	$233	$16,507	$—	$17,859	$254	$18,113	$1,565	$12,835	$236	$14,636
Interest cost	18,579	31,953	1,349	51,881	17,867	30,365	1,222	49,454	19,062	26,622	1,177	46,861
Expected return on plan assets	(18,028)	(35,269)	(1,412)	(54,709)	(15,603)	(31,081)	(1,315)	(47,999)	(14,356)	(23,179)	(1,301)	(38,836)
Amortization of transition asset	—	(69)	82	13	—	(68)	76	8	—	—	71	71
Amortization of prior service cost	—	1,677	16	1,693	—	1,686	15	1,701	182	1,446	15	1,643
Other	5,299	14,522	535	20,356	4,059	17,705	430	22,194	11,795	19,886	425	32,106

SFAS No. 87 net periodic benefit cost	5,850	29,088	803	35,741	6,323	36,466	682	43,471	18,248	37,610	623	56,481
SFAS No. 88 cost*	56	—	—	56	1,390	—	—	1,390	1,108	—	—	1,108

Total net periodic benefit cost	$5,906	$29,088	$803	$35,797	$7,713	$36,466	$682	$44,861	$19,356	$37,610	$623	$57,589

Weighted-Average Assumptions-Net Periodic Benefit Cost:
Discount rate	5.48%	5.44%	6.00%		6.00%	5.45%	6.00%		6.00%	5.60%	6.25%
Long-term rate of return	8.00%	7.32%	7.50%		8.00%	7.34%	8.00%		8.50%	7.50%	8.00%
Salary scale	0.00%	3.33%	4.00%		0.00%	3.04%	5.00%		4.00%	3.30%	5.00%
Weighted-Average Assumptions-Benefit Obligations:
Discount rate	5.45%	4.83%	4.79%		5.48%	5.43%	6.00%		6.00%	5.40%	6.00%
Salary scale	0.00%	3.32%	4.00%		0.00%	3.32%	4.00%		0.00%	3.00%	5.00%

*
Charges were recorded in accordance with the provisions of SFAS No. 88, “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” related to (i) the settlement in 2005 and 2004 of obligations to former executives under the Supplemental Executive Retirement Plan of $56 and $1,390, respectively; and (ii) the impact in 2003 of the freezing of the U.S. pension plans, the mothballing of a U.S. manufacturing facility of $900 and employee terminations as part of the workforce reduction of $100.

Plan measurement date

The measurement date for all of our defined benefit plans is December 31 of each year for both plan assets and obligations.

Accumulated benefit obligation

The accumulated benefit obligation (“ABO”) of our defined benefit plans aggregated $985,600 and $915,100 at December 30, 2005 and December 31, 2004, respectively. We have recorded a net cumulative charge to other comprehensive loss for the years 2000 through 2005 due to the ABO exceeding the fair value of plan assets.

Investment policy

Each of our pension plans is governed by a written investment policy.

The investment policy of the U.S. plans allocates assets in accordance with the policy guidelines. These guidelines identify target, maximum and minimum allocations by asset class. The target allocation is 72.5% equities and 27.5% fixed-income securities. The minimum and maximum allocations are: 62.5% to 77.5% equities, 22.5% to 32.5% bonds and 0% to 5% cash. We are currently reviewing the investment policy to ensure that the investment strategy is aligned with plan liabilities and projected plan benefit payments.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

8. Pensions and Other Postretirement Benefits — (Continued)

The investment policy of the U.K. plan is designed to improve the ongoing funding level of the plan while gradually, over time, changing the mix of investment allocation between equities and bonds to more fully match the liabilities of the plan. The bond and equity allocations range from 40% bonds and 60% equities to 50% bonds and 50% equities, depending on the funding level.

The investment policy of the Canadian plan uses a balanced approach and allocates investments in pooled funds in accordance with the policy’s asset mix guidelines. These guidelines identify target, maximum and minimum allocations by asset class. The target allocation is 45% bonds, 50% equities and 5% cash. The minimum and maximum allocations are: 42.5% to 57.5% equities, 40% to 50% bonds and 2.5% to 7.5% cash.

Long-term rate of return assumptions

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. We annually review and adjust, if required, the long-term rate of return for our pension plans. The weighted-average expected long-term rate of return on plan assets has declined from 7.83% to 7.53% over the past three years.

	For the Year Ended

	December 30,	December 31,
	2005	2004

Asset Allocation by Plan:
United States:
U.S. equities	53%	53%
Non-U.S. equities	28%	26%
U.S. fixed-income securities	18%	20%
Non-U.S. fixed-income securities	0%	0%
Other	1%	1%

Total	100%	100%

United Kingdom:
U.K. equities	37%	38%
Non-U.K. equities	26%	25%
U.K. fixed-income securities	37%	37%
Non-U.K. fixed-income securities	0%	0%
Other	0%	0%

Total	100%	100%

Canada:
Canadian equities	22%	23%
Non-Canadian equities	28%	29%
Canadian fixed-income securities	43%	43%
Non-Canadian fixed-income securities	0%	0%
Other	7%	5%

Total	100%	100%

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

8. Pensions and Other Postretirement Benefits — (Continued)

Contributions

We expect to contribute a total of approximately $24,800 to our U.S. pension plans and approximately $29,800 to our foreign pension plans in 2006. The contributions to the U.S. pension plans are expected to approximate $18,700 in 2007, $15,200 in 2008, $6,200 in 2009 and essentially zero each year thereafter.

Estimated future benefit payments

We expect to make the following benefit payments:

		United
	United States	Kingdom	Canada	Total

2006	$21,313	$20,124	$1,756	$43,193
2007	21,418	21,983	1,832	45,233
2008	21,761	24,406	1,874	48,041
2009	21,933	26,941	1,871	50,745
2010	22,025	28,668	1,869	52,562
2011-2015	114,490	188,659	9,600	312,749

Other Postretirement Benefits — In addition to providing pension benefits, some of our subsidiaries provide certain health care and life insurance benefits for retired employees (“other postretirement benefits”). Employees may become eligible for these other postretirement benefits if they qualify for and commence normal or early retirement pension benefits as defined in the pension plan while working for Foster Wheeler. Certain benefits are provided through insurance companies. Additionally, some of our subsidiaries also have a plan, which provides coverage for an employee’s beneficiary upon the death of the employee.

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

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

8. Pensions and Other Postretirement Benefits — (Continued)

The following chart contains the disclosures for our other postretirement benefit obligation:

	For the Year Ended

	December 30,	December 31,
	2005	2004

Accumulated Postretirement Benefit Obligation (APBO):
APBO at beginning of year	$87,276	$94,906
Service cost	205	323
Interest cost	4,345	5,119
Plan participants’ contributions	3,053	2,707
Actuarial (gain)/loss	(1,319)	(6,479)
Benefits paid	(9,678)	(10,369)
Other	—	983
Foreign currency exchange rate changes	46	86

APBO at end of year	$83,928	$87,276

Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	9,678	10,369
Benefits paid	(9,678)	(10,369)

Fair value of plan assets at end of year	$—	$—

Funded Status:
Funded status	$(83,928)	$(87,276)
Unrecognized net actuarial loss	35,276	38,743
Unrecognized prior service cost	(53,070)	(57,824)

Accrued benefit cost	$(101,722)	$(106,357)

The following chart contains the disclosures of our net periodic postretirement benefit cost:

	For the Year Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

Net Periodic Postretirement Benefit Cost:
Service cost	$205	$323	$741
Interest cost	4,345	5,119	9,205
Amortization of prior service cost	(4,760)	(4,745)	(1,485)
Other	2,158	2,244	(3,340)

Net periodic postretirement benefit cost	$1,948	$2,941	$5,121

Weighted-Average Assumptions-Net Periodic Postretirement Benefit Cost:
Discount rate	5.31%	6.00%	6.63%
Weighted-Average Assumptions-Accumulated Postretirement Benefit Obligation:
Discount rate	5.38%	5.31%	6.00%

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

8. Pensions and Other Postretirement Benefits — (Continued)

Health-care cost trend:	Pre-Medicare Eligible	Medicare Eligible

2005	9.00%	10.50%
2006	8.50%	10.00%
Decline to 2016	5.00%	5.00%

Assumed health-care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$205	$(177)
Effect on accumulated postretirement benefit obligations	$5,041	$(4,328)

Plan measurement date

The measurement date for our other postretirement benefit plans is December 31 of each year for obligations.

Contributions

We expect to contribute a total of approximately $7,185 to our other postretirement benefit plans in 2006, net of the health care subsidy.

Estimated future benefit payments

We expect to pay the following other postretirement benefit payments:

	Other	Health Care	Other Benefits, Net of
	Benefits	Subsidy	Subsidy

2006	$8,648	$1,463	$7,185
2007	8,928	1,601	7,327
2008	9,034	1,749	7,285
2009	9,134	1,886	7,248
2010	9,173	2,018	7,155
2011-2015	43,806	11,988	31,818

Other Benefits — Certain of our foreign subsidiaries participate in government-mandated indemnity and postretirement programs for their employees. Liabilities of $34,845 and $32,650 were recorded within pension, postretirement and other employee benefits on the consolidated balance sheet at December 30, 2005 and December 31, 2004, respectively, related to such benefits.

We also have a benefit plan, referred to as the Survivor Income Plan, accounted for under SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” which was designed to provide coverage for an employee’s beneficiary upon the death of the employee; this plan has been closed to new entrants since 1988. Total liabilities under this plan, which is also recorded within pension, postretirement and other employee benefits on the consolidated balance sheet, were $23,300 and $23,572 as of December 30, 2005 and December 31, 2004, respectively. Benefit assets reflecting primarily the cash surrender value of insurance policies purchased to cover obligations under the Survivor Income Plan totaled $5,285 and $6,351 as of December 30, 2005 and December 31, 2004, respectively. Such benefit assets are recorded in other assets on the consolidated balance sheet.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

9. Guarantees and Warranties

We have provided indemnifications to third parties relating to businesses and/or assets that we previously owned. Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by us prior to the sale.

		Carrying Amount of	Carrying Amount of
	Maximum	Liability as of	Liability as of
	Potential Payment	December 30, 2005	December 31, 2004

Environmental indemnifications	No limit	$8,100	$5,300
Tax indemnifications	No limit	$—	$—

We provide for warranty and project execution reserves on certain of our long-term contracts. Generally, warranty reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

	For the Year Ended

	December 30, 2005	December 31, 2004	December 26, 2003

Balance at beginning of year	$94,500	$131,600	$81,900
Accruals	24,800	25,800	72,800
Settlements	(12,600)	(32,800)	(13,800)
Adjustments to provisions	(43,500)	(30,100)	(9,300)

Balance at end of year	$63,200	$94,500	$131,600

10. Financial Instruments and Risk Management

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Cash and Short-term Investments — The carrying value of our short-term investments approximates fair value because of the short-term maturity of these instruments.

Long-term Debt — We estimate the fair value of our long-term debt (including current installments) based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities.

Foreign Currency Contracts — We estimate the fair value of foreign currency contracts (which are used for hedging purposes) by obtaining quotes from brokers. We are exposed to market risks from fluctuations in foreign exchange rates. We utilize financial instruments to reduce this risk. We do not hold or issue financial instruments for trading purposes. We are exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies) (see Notes 1 and 16).

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

10. Financial Instruments and Risk Management — (Continued)

Carrying Amounts and Fair Values — The estimated fair values of our financial instruments are as follows:

	December 30, 2005		December 31, 2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$350,669	$350,669	$317,342	$317,342
Restricted cash	21,994	21,994	72,844	72,844
Long-term debt	(315,412)	(321,573)	(570,073)	(573,319)
Derivatives:
Foreign currency contracts	(3,514)	(3,514)	419	419

We are contingently liable for performance under standby letters of credit, bank guarantees and surety bonds totaling $551,900 and $559,900 as of December 30, 2005 and December 31, 2004, respectively. These balances include the standby letters of credit issued under the senior credit agreement discussed in Note 7. Based upon past experience, no material claims have been made against these financial instruments. We do not expect any material losses to result from these off-balance-sheet instruments and, therefore, we believe the fair value of these instruments is zero.

As of December 30, 2005, we had $165,827 of foreign currency contracts outstanding. These foreign currency contracts mature between 2006 and 2009. The contracts have been established by our various international subsidiaries to sell a variety of currencies, and receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents and trade receivables. We place our cash equivalents with financial institutions and we limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base and their dispersion across different business and geographic areas. As of December 30, 2005 and December 31, 2004, we had no significant concentrations of credit risk. We issued a third-party financial guarantee totaling $2,750 at December 30, 2005 and December 31, 2004 with respect to a partnership interest in a commercial real estate project.

11. Preferred Shares

We issued 599,944 preferred shares in connection with the 2004 equity-for-debt exchange. There were 4,195 preferred shares outstanding as of December 30, 2005. Each preferred share is optionally convertible into 65 common shares, or up to 273,102 additional common shares if all preferred shares are converted.

The preferred shareholders have no voting rights except in certain limited circumstances. The preferred shares have the right to receive dividends and other distributions, including liquidating distributions, on an as-converted basis if declared and paid on the common shares. The preferred shares have a $0.01 liquidation preference.

12. Restricted Stock Plan

On October 6, 2004, management was issued 1,883,745 restricted share awards in accordance with a Management Restricted Stock Plan, of which 1,351,846 were in the form of restricted shares and 531,899 were in the form of restricted share units. The restricted shares have immediate voting rights and the restricted share units will give the holders voting rights upon vesting. The restricted awards provide that issued shares may not be sold or otherwise transferred until restrictions lapse. One third of the restricted

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

12. Restricted Stock Plan — (Continued)

awards vested in the fourth quarter of 2005 and the balance are scheduled to vest during the fourth quarter of 2006. The grant date fair value of the restricted common share awards issued to management was $9.20 per share.

On November 29, 2004, our shareholders approved the grant of 18,065 restricted share units to non-employee directors. The restricted share units awarded to non-employee directors vested on December 31, 2005. The grant date fair value of the restricted common share awards issued to non-employee directors was $15.40 per share.

On August 8, 2005, one of our senior executives was issued 20,000 restricted share units in accordance with the Management Restricted Stock Plan. One-third of the award vested in the fourth quarter of 2005 and the balance is scheduled to vest in the fourth quarter of 2006. The grant date fair value of the restricted common share award was $23.20 per unit.

On October 10, 2005, one of our senior executives was issued 17,417 restricted shares in accordance with an inducement award. One-third of the award vested in the fourth quarter of 2005 and the balance is scheduled to vest in the fourth quarter of 2006. The grant date fair value of the award was $29.30 per share.

On November 8, 2005, our non-employee directors were issued 8,603 restricted share units in accordance with the Management Restricted Stock Plan. The award vests on September 30, 2006. The grant date fair value of the awards was $29.69 per share.

Upon issuance of the restricted common share awards, unearned compensation equivalent to the market value of the common shares on the date of grant was recorded as a part of shareholders’ deficit, with a corresponding offset to common shares and paid-in capital. Unearned compensation will be amortized to compensation expense over the appropriate vesting period of each grant. The total unearned compensation recorded upon issuance of the restricted awards was $1,230 and $17,609 in 2005 and 2004, respectively. The related compensation expense recorded in 2005 and 2004 was $8,769 and $1,712, respectively.

13. Stock Option Programs

On September 10, 2004, our Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which reserves 56,421 preferred shares for issuance. The options granted under the 2004 Plan expire up to a maximum of 10 years from the date granted. On October 6, 2004, management was issued options under the 2004 Plan to purchase 43,103 preferred shares at an exercise price of $9.378 per common share. Such options expire on October 5, 2007. One third of the options issued to management vested in the fourth quarter of 2005, and the balance are scheduled to vest during the fourth quarter of 2006.

On November 29, 2004, our shareholders approved the grant of options under the 2004 Plan to purchase 413 preferred shares to our non-employee directors at an exercise price of $9.378 per common share. Such options expire on October 5, 2007. The non-employee director options vested on December 31, 2005. Upon shareholder approval of the option grant to the non-employee directors, unearned compensation of $162 was recorded since the exercise price of the options ($9.378 per share) was less than the market price of the underlying shares ($15.40 per share). The unearned compensation charge, which is equivalent to the difference between the market value of the underlying shares and the exercise price of the options, was recorded as a part of shareholders’ deficit, with a corresponding increase to paid-in capital. Unearned compensation was amortized to compensation expense over the appropriate vesting period of each grant. The related compensation expense recorded in 2005 and 2004 was $150 and $12, respectively.

On November 29, 2004, each option under the 2004 Plan to purchase preferred shares granted to management and the non-employee directors mandatorily converted to an option to purchase 65 common shares at an exercise price of $9.378 per common share.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

13. Stock Option Programs — (Continued)

On August 8, 2005, one of our senior executives was issued options under the 2004 Plan to purchase 169,000 common shares at an exercise price of $23.20 per common share. Such options expire on August 7, 2008. One third of the options vested in the fourth quarter of 2005, and the balance is scheduled to vest during the fourth quarter of 2006.

On October 10, 2005, one of our senior executives was issued options under the 2004 Plan to purchase 52,165 common shares at an exercise price of $29.95 per common share. Such options expire on October 9, 2008. One third of the options vested in the fourth quarter of 2005, and the balance are scheduled to vest during the fourth quarter of 2006.

On November 8, 2005, our non-employee directors were issued options under the 2004 Plan to purchase 7,343 common shares at an exercise price of $29.675 per common share. Such options expire on September 30, 2010. The non-employee director options vest in one-twelfth increments until fully vested on September 30, 2006.

Under the 1995 Stock Option Plan approved by our shareholders in April 1995 and amended in April 1999 and May 2002, the total number of shares of common stock that may be granted is 265,000. In April 1990, our shareholders approved a Stock Option Plan for Directors of Foster Wheeler. On April 29, 1997, our shareholders approved an amendment of the Directors’ Stock Option Plan, which authorizes the granting of options on 20,000 shares of common stock to non-employee directors of Foster Wheeler. These plans provide that shares granted come from our authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after 10 years from the date granted.

We also granted 65,000 inducement options at an exercise price of $99.70 in 2001 to our chief executive officer in connection with an employment agreement and a further 50,000 options at an exercise price of $32.80 in 2002 based upon an amendment to his employment agreement. The 2001 options vest 20% each year over the term of the agreement, while the 2002 options vest one-forty-eighth (1/48) on the date of grant and 1/48 on the first day of each successive month thereafter. The price of the options granted pursuant to these agreements was the fair market value on the date of the grant. The options granted under these agreements expire ten years from the date granted.

We also granted 12,750 inducement options at an exercise price of $29.80 to our president and chief executive officer of Foster Wheeler North America Corp. in connection with his employment agreement in 2002 and granted a further 5,000 inducement options at an exercise price of $24.10 to him in 2003. The 2002 options vest ratably over five years, while the 2003 options vest ratably over four years. The price of the options granted pursuant to these agreements was the fair market value on the date of the grant. The options granted under these agreements expire ten years from the date granted.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

13. Stock Option Programs — (Continued)

Information regarding these option plans for the years 2005, 2004 and 2003 is as follows (presented in actual number of shares):

	For the Year Ended

	December 30, 2005		December 31, 2004		December 26, 2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	3,221,126	$31.86	405,733	$203.40	422,255	$203.40
Options exercised	(127,945)	$9.38	—	$—	—	$—
Options granted	228,508	$24.95	2,828,570	$9.38	6,907	$27.00
Options canceled or expired	(37,679)	$315.25	(13,177)	$283.51	(23,429)	$151.80

Options outstanding at end of year	3,284,010	$29.00	3,221,126	$31.86	405,733	$203.40

Option price range at end of year	$9.38	to	$9.38	to	$23.40	to
	$913.75		$913.75		$913.75
Options available for grant at end of year	668,185		876,373		29,742

Weighted-average fair value of options granted during the year where exercise price was equal to stock price on grant date	$9.00		$3.30		$18.80

Weighted-average fair value of options granted during the year where exercise price was greater than stock price on grant date	$10.85		$—		$—

Weighted-average fair value of options granted during the year where exercise price was less than stock price on grant date	$—		$8.28		$—

Options exercisable at end of year	575,250		295,740		240,745

Weighted-average exercise price of exercisable options at end of year	$106.33		$237.34		$304.40

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

13. Stock Option Programs — (Continued)

The following table summarizes information about fixed-price stock options outstanding as of December 30, 2005:

			Options Outstanding			Options Exercisable

			Number	Weighted-		Number
			Outstanding at	Average	Weighted-	Exercisable at	Weighted-
			December 30,	Remaining	Average	December 30,	Average
Range of Exercise Prices			2005	Contractual Life	Exercise Price	2005	Exercise Price

$9.38	to	$9.38	2,700,625	1.76 years	$9.38	255,892	$9.38
23.20	to	33.00	376,694	4.32 years	27.73	131,967	32.22
43.40	to	43.40	1,050	7.33 years	43.40	1,050	43.40
99.70	to	127.50	98,037	5.50 years	105.22	85,037	106.06
163.13	to	232.00	25,600	4.25 years	188.39	19,300	184.60
270.00	to	301.25	30,650	3.14 years	282.74	30,650	282.74
550.00	to	745.00	38,675	1.56 years	641.64	38,675	641.64
843.75	to	913.75	12,679	0.06 years	852.34	12,679	852.34

$9.38	to	$913.75	3,284,010	2.19 years	$29.00	575,250	$106.33

14. Common Share Purchase Warrants

In connection with the exchange offer consummated in 2004, we issued 4,152,914 Class A common share purchase warrants and 40,771,560 Class B common share purchase warrants. Each Class A warrant entitles its owner to purchase 1.6841 common shares at an exercise price of $9.378 per common share thereunder, subject to the terms of the warrant agreement between us and the warrant agent. The Class A warrants are exercisable on or before September 24, 2009. Through December 30, 2005, approximately 38,397 Class A warrants had been exercised into approximately 64,664 common shares, which generated cash proceeds of $606. The number of common shares issuable upon the exercise of the remaining outstanding Class A warrants is approximately 6,929,759 as of December 30, 2005.

Each Class B warrant entitles its owner to purchase 0.0723 common shares at an exercise price of $9.378 per common share thereunder, subject to the terms and conditions of the warrant agreement between us and the warrant agent. The Class B warrants are exercisable on or before September 24, 2007. Through December 30, 2005, approximately 5,670,032 Class B warrants had been exercised into approximately 409,944 common shares, which generated cash proceeds of $3,845. The number of common shares issuable upon the exercise of the remaining outstanding Class B warrants is approximately 2,538,341 as of December 30, 2005.

In January 2006, we completed transactions, which temporarily increased the number of common shares to be delivered upon the exercise of our class A and class B common share purchase warrants and raised $75,300 in net proceeds. The exercise price per warrant was not increased in the offers. Holders of approximately 95% and 57% of the class A warrants and the class B warrants participated in the offers, respectively, resulting in the aggregate issuance of approximately 8,403,500 common shares.

The holders of the Class A and Class B warrants are not entitled to vote, to receive dividends or to exercise any of the rights of common shareholders for any purpose until such warrants have been duly exercised. We currently maintain and intend to continue to maintain at all times during which the warrants are exercisable, a “shelf” registration statement relating to the issuance of common shares underlying the warrants for the benefit of the warrant holders, subject to the terms of the registration rights agreement. The registration statement became effective on December 28, 2005.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

15. Income Taxes

Below are the components of loss before income taxes for the years 2005, 2004 and 2003 under the following tax jurisdictions:

	For the Year Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

Domestic	$(229,379)	$(269,755)	$(155,538)
Foreign	159,198	37,583	45,901

Total	$(70,181)	$(232,172)	$(109,637)

The provision for income taxes on those losses was as follows:

	For the Year Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

Current tax expense:
Domestic	$(5,266)	$(7,597)	$(14,939)
Foreign	(28,902)	(47,616)	(31,887)

Total current	(34,168)	(55,213)	(46,826)

Deferred tax (expense)/benefit:
Domestic	(2,845)	(569)	84
Foreign	(2,555)	2,660	(684)

Total deferred	(5,400)	2,091	(600)

Total provision for income taxes	$(39,568)	$(53,122)	$(47,426)

Deferred tax assets (liabilities) consist of the following:

	December 30, 2005	December 31, 2004

Difference between book and tax depreciation	$(16,926)	$(2,717)
Pensions	48,428	41,771
Revenue recognition	—	11,716
Deferred tax on equity earnings	(15,563)	—
U.S. tax on foreign earnings	(16,500)	—
Current taxability of estimated costs to complete long-term contracts	15,623	20,658
Income currently taxable deferred for financial reporting	21,779	17,416
Expenses not currently deductible for tax purposes	54,643	33,348
Postretirement benefits other than pensions	32,769	36,269
Asbestos claims	68,654	33,077
Minimum tax credits	6,780	6,399
Foreign tax credits	12,833	19,440
Net operating loss carryforwards	89,809	64,283
Effect of write-downs and restructuring reserves	1,897	7,685
Other	(11,221)	9,890

Total	293,005	299,235
Valuation allowance	(260,101)	(234,432)

Net deferred tax assets	$32,904	$64,803

Foreign tax credit carryforwards are recognized based on their potential utilization and, if not used, will expire in 2012. As reflected above, we have recorded various deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the various credits. We believe that it is more

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

15. Income Taxes — (Continued)

likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. In prior periods we reduced our domestic and certain foreign tax benefits by a valuation allowance based upon available evidence that it was more likely than not that some or all of the deferred tax assets would not be realized. During the fourth quarter of 2005, we reversed the valuation allowance that we had previously established for one of our foreign operating units due to improved operational performance and positive evidence that deferred tax assets will be realized. In other jurisdictions, improved operational performance resulted in the reduction (less than full reversal) of the valuation allowance. In addition, we decreased the valuation allowance to reflect the utilization of tax credits against the deferred tax liability set up on anticipated repatriations of foreign earnings. These three events combined to decrease the valuation allowance by $49,766. We also established a new valuation allowance for another of our foreign operating units due to the presence during the fourth quarter of 2005 of negative evidence that the deferred tax assets of this unit will not be realized. This resulted in an increase to the valuation allowance by $5,581. However, this net reduction was more than offset by the need to increase the net valuation allowance primarily in the U.S. where we continue to experience negative evidence that the deferred tax assets would not be realized. As a result, the valuation allowance increased by $25,669 in 2005. A valuation allowance is required under SFAS No. 109, “Accounting for Income Taxes,” when there is evidence of losses from operations in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided do not begin expiring until 2024 and beyond, based on the current tax laws.

As a result of the equity-for-debt exchange offers consummated in 2004 and 2005, we are subject to substantial limitations on the use of pre-exchange period losses and credits to offset U.S. federal taxable income in any post-exchange period.

As part of the overall reorganization that took place in May 2001, we transferred in December 2000, certain intangible rights to one of our subsidiaries. The gain on the transfer was reported as an intercompany deferred gain and is therefore eliminated in consolidation; for GAAP purposes, however, the transfer was subject to tax in the U.S. As required under SFAS No. 109, the U.S. tax charge on the gain was reported as a deferred charge in other assets on the consolidated balance sheet, which is being amortized to tax expense over 35 years.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Tax benefit at U.S. statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of Federal income tax benefit	5.1%	1.7%	6.8%
Adjustment to deferred tax assets - equity-for-debt exchange	0.0%	154.5%	0.0%
U.S. tax on foreign earnings	32.8%	0.0%	0.0%
Valuation allowance	30.3%	(140.9)%	52.9%
Difference in estimated income taxes on foreign income and losses, net of previously provided amounts	(10.3)%	13.7%	15.1%
Deferred charge	2.7%	0.8%	1.7%
Nondeductible loss	30.6%	26.7%	0.0%
Other	0.2%	1.4%	1.8%

Total	56.4%	22.9%	43.3%

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

16. Derivative Financial Instruments

We operate on a worldwide basis. Our activities expose us to risks related to the effect of changes in foreign-currency exchange rates. We maintain a foreign-currency risk-management strategy that uses derivative instruments to protect us from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. We utilize foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the years 2005, 2004 and 2003, we did not meet the requirements for deferral under SFAS No. 133 and recorded pretax losses of $3,933, $2,900 and $5,160, respectively. These amounts were recorded in the following line items on the consolidated statement of operations and comprehensive loss.

	For the Year Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

Increase in cost of operating revenues	$3,711	$2,700	$5,270
Other deductions/(other income)	222	200	(110)

Total	$3,933	$2,900	$5,160

Amounts receivable (gains) or payable (losses) under foreign exchange contracts are recognized as deferred gains or losses and are included in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts.

We are exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies). As of December 30, 2005, $21,690 was owed to us by counterparties and $144,137 was owed by us to counterparties.

The maximum term over which we are hedging exposure to the variability of cash flows is 12 months.

17. Business Segments

We operate through two business groups, which also constitute separate reportable segments: our Global Engineering and Construction Group, which we refer to as our E&C Group, and our Global Power Group. Our Global E&C Group, which operates worldwide, designs, engineers and constructs upstream oil and gas processing facilities, oil refining, chemical and petrochemical, pharmaceutical, natural gas liquefaction facilities and receiving terminals, and related infrastructure, including power generation and distribution facilities. Our E&C Group provides engineering, project management and construction management services, and purchases equipment, materials and services from third-party suppliers and contractors. Our E&C Group owns one of the leading refinery residue upgrading technologies and hydrogen production processes used in oil refineries and petrochemical plants. Additionally, the E&C Group has experience with, and is able to work with, a wide range of refining, chemical and oil and gas processes owned by others. Our E&C Group performs international environmental remediation services, together with related technical, engineering, design and regulatory services. Our E&C Group is also involved in the development, engineering, construction and ownership of power generation facilities. Our E&C Group generates revenues from engineering and construction activities pursuant to long-term contracts spanning up to four years in duration, from operating activities pursuant to the long-term sale of project outputs, such as electricity, and from returns on its equity investments in various production facilities.

Our Global Power Group designs, manufactures, and erects steam generating and auxiliary equipment for electric power generating stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and municipal solid waste, waste wood, and low-Btu gases. Our circulating fluidized-bed boiler technology is recognized as one of the

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

17. Business Segments — (Continued)

leading solid fired fuel technologies in the world. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment, selective non-catalytic recovery units, selective catalytic recovery units and low-NOx burners. We provide a broad range of site services relating to these products, including full plant construction, maintenance engineering, plant upgrading and life extension, and plant repowering. Our Global Power Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, our Global Power Group builds, owns and operates cogeneration, independent power production and waste-to-energy facilities, as well as facilities for the process and petrochemical industries. Our Global Power Group generates revenues from long-term engineering activities, supply of equipment and construction contracts, and from operating activities pursuant to the long-term sale of project outputs, such as electricity and steam, operating and maintenance agreements, and from returns on its equity investments in various production facilities.

We conduct our business on a global basis. Our E&C Group accounted for the largest portion of our operating revenues over the last ten years. In 2005, our E&C Group accounted for 67% of our total operating revenues; while our Global Power Group accounted for 33% of our total operating revenues.

The geographic dispersion of our 2005 operating revenues, based upon location of the project, was as follows:

	E&C Group		Global Power Group			Total

	Operating Revenues	Percentage of Operating Revenues	Operating Revenues	Percentage of Operating Revenues	Corporate and Financial Services and Eliminations	Operating Revenues	Percentage of Operating Revenues

North America	$51,645	3.5%	$373,899	51.4%	$(17)	$425,527	19.3%
South America	24,120	1.6%	12,193	1.7%	—	36,313	1.7%
Europe	679,200	46.1%	189,502	26.0%	—	868,702	39.5%
Asia	162,732	11.1%	136,994	18.8%	—	299,726	13.6%
Middle East	282,723	19.2%	13,052	1.8%	—	295,775	13.4%
Other	271,528	18.5%	2,384	0.3%	—	273,912	12.5%

Total	$1,471,948	100.0%	$728,024	100.0%	$(17)	$2,199,955	100.0%

We use several financial metrics to measure the performance of our business segments. EBITDA is the primary earnings measure used by our chief decision makers.

No single customer represented 10% or more of operating revenues for 2005, 2004 or 2003.

Identifiable assets by group are those assets that are directly related to and support the operations of each group. Corporate assets are principally cash, investments and real estate.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

17. Business Segments — (Continued)

	Total		Engineering and Construction		Global Power Group		Corporate and Financial Services (1)

For the Year Ended December 30, 2005
Third-party revenues	$2,199,955		$1,471,948		$728,024		$(17)

EBITDA	$8,652	(2)	$165,629	(2)	$107,266	(2)	$(264,243	)(2)

Less: interest expense	(50,618)
Less: depreciation and amortization	(28,215)

Loss before income taxes	(70,181)
Provision for income taxes	(39,568)

Net loss	$(109,749)

Total assets	$1,894,706		$916,857		$1,023,094		$(45,245)
Capital expenditures	$10,809		$6,856		$3,642		$311
For the Year Ended December 31, 2004
Third-party revenues	$2,661,324		$1,672,082		$988,630		$612

EBITDA	$(104,795	)(3)	$135,548	(3)	$80,814	(3)	$(321,157	)(3)

Less: interest expense	(94,622)
Less: depreciation and amortization	(32,755)

Loss before income taxes	(232,172)
Provision for income taxes	(53,122)

Net loss	$(285,294)

Total assets	$2,177,699		$1,000,971		$1,177,657		$(929)
Capital expenditures	$9,613		$5,724		$3,847		$42
For the Year Ended December 26, 2003
Third-party revenues	$3,723,815		$2,294,023		$1,427,364		$2,428

EBITDA	$21,421	(4)	$60,681	(4)	$146,209	(4)	$(185,469	)(4)

Less: interest expense	(95,484)
Less: depreciation and amortization	(35,574)

Loss before income taxes	(109,637)
Provision for income taxes	(47,426)

Net loss	$(157,063)

Capital expenditures	$12,870		$5,688		$6,582		$600

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.
(2)
Includes in 2005: a charge of $(113,700) in C&F on the revaluation of our estimated asbestos liability and asbestos insurance receivable; the regular re-evaluation of contract profit estimates of $99,600: $66,300 in E&C and $33,300 in Global Power; credit agreement costs in C&F associated with the previous senior credit facility of $(3,500); and an aggregate charge of $(58,300) in C&F recorded in conjunction with the trust preferred securities and 2011 senior notes exchange offers.

(3)
Includes in 2004: a gain of $19,200 in E&C on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe; a loss of $(3,300) in E&C on the sale of 10% of our equity interest in a waste-to-energy project in Italy; the regular re-evaluation of contract profit estimates of $58,000: $98,700 in E&C and $(40,700) in Global Power; a charge of $(75,800) in C&F on the revaluation of asbestos insurance assets as a result of an adverse court decision in asbestos

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

17. Business Segments — (Continued)

coverage allocation litigation; a net gain of $15,200 in C&F on the settlement of coverage litigation with certain asbestos insurance carriers; restructuring and credit agreement costs of $(17,200) in C&F; a net charge of $(175,100) in C&F recorded in conjunction with the 2004 equity-for-debt exchange; and charges for severance cost of $(5,700): $(2,900) in E&C, $(1,900) in Global Power and $(900) in C&F.

(4)
Includes in 2003: a $(15,100) impairment loss in C&F on the anticipated sale of a domestic corporate office building; a $16,700 gain in E&C on the sale of certain assets of Foster Wheeler Environmental Corporation; a gain of $4,300 in Global Power on the sale of waste-to-energy plant; the re-evaluation of project claim estimates and contract cost estimates of $(30,800): $(33,900) in E&C and $3,100 in Global Power; a provision for asbestos claims of $(68,100) in C&F; restructuring and credit agreement costs of $(42,600) in C&F and $(1,000) in E&C; and charges for severance cost of $(15,900): $(6,600) in E&C, $(6,700) in Global Power and $(2,600) in C&F.

	For the Year Ended

	December 30,	December 31,	December 26,
Equity earnings in unconsolidated subsidiaries:	2005	2004	2003

Engineering and Construction Group	$24,527	$16,885	$12,911
Global Power Group	5,409	9,041	7,950
Corporate and Financial Services	(88)	(316)	(407)

Total	$29,848	$25,610	$20,454

	December 30,	December 31,
Investments and advances in unconsolidated subsidiaries:	2005	2004

Engineering and Construction Group	$108,512	$93,318
Global Power Group	58,208	61,410
Corporate and Financial Services	1,473	3,596

Total	$168,193	$158,324

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

17. Business Segments — (Continued)

Revenues as presented below are based on the country in which the contracting subsidiary is located.

	For the Year Ended

	December 30,	December 31,	December 26,
Geographic concentration of operating revenues:	2005	2004	2003

United States	$451,532	$525,614	$976,818
Europe	1,557,965	1,900,889	2,491,680
Canada	13,508	35,895	67,459
Asia	164,705	165,416	173,946
South America	12,262	38,630	14,549
Corporate and Financial Services, including eliminations	(17)	(5,120)	(637)

Total	$2,199,955	$2,661,324	$3,723,815

Long-lived assets as presented below are based on the country in which the contracting subsidiary is located.

	December 30,	December 31,
Long-lived assets:	2005	2004

United States	$235,218	$245,985
Europe	188,982	188,810
Canada	537	887
Asia	22,482	23,012
South America	57,410	60,582
Corporate and Financial Services, including eliminations	37,284	40,855

Total	$541,913	$560,131

Operating revenues by industry were as follows:

	For the Year Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

Power generation	$915,786	$1,164,672	$1,731,339
Oil refining	444,830	773,758	973,640
Pharmaceutical	149,867	335,363	300,507
Upstream oil and gas	327,058	216,451	280,412
Chemical/petrochemical	228,971	171,091	204,738
Power production	116,303	112,526	167,594
Environmental	43,346	78,891	124,724
Eliminations and other	(26,206)	(191,428)	(59,139)

Total operating revenues	$2,199,955	$2,661,324	$3,723,815

18. Sale of Certain Business Assets

On March 7, 2003, we sold certain assets of our wholly owned subsidiary, Foster Wheeler Environmental Corporation, for sales proceeds then approximating $72,000. We recognized a gain of $15,300 on the sale, which was recorded in other income on the consolidated statement of operations and comprehensive loss, in the first quarter of 2003. We also retained $8,000 of cash on hand at the time of the asset sale. The sale proceeds were subject to adjustment based on a net worth calculation to be finalized subsequent to the sale. During the third quarter 2003, we agreed with the buyer on a final net worth

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

18. Sale of Certain Business Assets — (Continued)

calculation that resulted in us returning $4,500 of the sales proceeds to the buyer over a six-month time period. A total of $3,000 was returned by year-end 2003 and $1,500 was paid in February 2004. The net worth agreement had no impact on the pretax gain previously disclosed. With the payment in February 2004, all transactions related to the sale have been concluded.

On March 31, 2003, we sold our interest in a corporate office building for net proceeds of approximately $7,900, which approximated the value of our investment. With the completion of this transaction, $1,445 of the net proceeds was used to prepay principal outstanding under our previous senior credit facility in accordance with the terms of the facility.

In 2004, we sold a domestic corporate office building for net cash proceeds of $16,400, which approximated carrying value. Of this amount, 50% was prepaid to our previous senior credit facility’s lenders in the second quarter of 2004. We previously recorded an impairment loss of $15,100 on this building in 2003 in anticipation of a sale, in accordance with SFAS No. 144. The loss was recorded in other deductions on the consolidated statement of operations and comprehensive loss.

In 2004, we sold minority equity interests in special-purpose companies established to develop power plant projects in Europe. We recorded an aggregate gain on the sales of $19,200 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive loss.

In 2004, we also entered into a binding agreement to sell 10% of our equity interest in a waste-to-energy project in Italy; such sale closed in April 2005. We recorded a loss on the sale of $3,300 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive loss.

19. Operating Leases

Certain of our subsidiaries are obligated under operating lease agreements primarily for office space. In many instances, our subsidiaries retain the right to sub-lease the office space. Rental expense for these leases was $32,601 in 2005, $34,048 in 2004 and $34,117 in 2003. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2006	$31,484
2007	25,840
2008	22,495
2009	20,683
2010	20,723
Thereafter	209,587

$330,812

We entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the United Kingdom in 1999. In connection with these transactions, we recorded deferred gains, which are being amortized to income over the term of the respective leases. The amortization was $4,124, $4,135 and $3,622 for the years 2005, 2004 and 2003, respectively. As of December 30, 2005 and December 31, 2004, the balance of the deferred gains was $64,255 and $76,383, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheet. The year-over-year decrease in the deferred gain balance was primarily due to a change in foreign currency translation rates.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

20. Litigation and Uncertainties

Asbestos

Some of our U.S. and U.K. subsidiaries are defendants in numerous asbestos-related lawsuits and out-of-court informal claims pending in the United States and United Kingdom. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by our subsidiaries during the 1970s and prior.

United States

A summary of U.S. claim activity for the three years ended December 30, 2005 is as follows:

	Number of Claims

	For the Year Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

Open claims at beginning of year	167,760	170,860	139,800
New claims	14,340	17,870	48,260
Claims resolved	(17,280)	(20,970)	(17,200)

Open claims at end of year	164,820	167,760	170,860
Claims not valued in the liability(1)	(62,560)	(34,910)	(23,320)

Open claims valued in liability at end of year	102,260	132,850	147,540

(1)	Claims not valued in the liability include claims six or more years old that are considered abandoned, claims on certain inactive court dockets, and certain other claims.

The amount spent on asbestos litigation, defense, and case resolution was $83,800 in 2005, $100,200 in 2004 and $73,600 in 2003. We funded $12,400 of the 2005 payments, while all remaining amounts were reimbursed from insurance coverage. Through December 30, 2005, total indemnity costs paid, prior to insurance recoveries, were approximately $510,800 and total defense costs paid were approximately $136,500. The overall average combined indemnity and defense cost per resolved claim since 1993 was approximately $2.2. The average cost per resolved claim is increasing and we believe will continue to increase in the future.

As of December 30, 2005, we had the following asbestos-related assets and liabilities recorded on our consolidated balance sheet:

Asbestos-related assets recorded within:
Accounts and notes receivable-other	$24,200
Asbestos-related insurance recovery receivable	295,800

Total asbestos-related assets	$320,000

Asbestos-related liabilities recorded within:
Accrued expenses	$75,000
Asbestos-related liability	441,000

Total asbestos-related liabilities	$516,000

As of December 30, 2005, total asbestos-related liabilities were comprised of an estimated liability of $223,700 relating to open (outstanding) claims being valued and an estimated liability of $292,300 relating to future unasserted claims.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

20. Litigation and Uncertainties — (Continued)

In 2004, we retained, through counsel, Analysis Research Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to work with us to estimate the amounts of asbestos-related indemnity and defense costs for the following 15- year period. We consult ARPC at the end of each quarter regarding this estimate. ARPC reviewed our asbestos indemnity payments, defense costs and claims activity during 2005 and compared them to our 15-year forecast prepared in 2004.

In 2005, the number of mesothelioma claims filed against us was significantly higher than forecast. In addition, the average indemnity amounts we paid for both mesothelioma and non-mesothelioma claims were significantly higher than forecast. These factors increase indemnity costs but were partially offset by significantly higher than forecasted rates of dismissals of claims with zero indemnity payments.

Based on their review of 2005 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability over the next 15 years be updated as of year-end 2005. Accordingly, we worked with ARPC to develop a revised estimate of our indemnity and defense costs through 2020. At year-end, we increased our liability for asbestos indemnity and defense costs through 2020 to $516,000, which brings our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and asset, we recorded a loss of $113,700 in the fourth quarter of 2005.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type, such as mesothelioma, lung cancer or non-malignancies, and the breakdown of known and future claims into disease type, such as mesothelioma, lung cancer or non-malignancies. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity liability are estimated to be incurred through the year 2020, during which period new claims are forecasted to decline from year to year. We believe that it is likely that there will be new claims filed after 2020, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after 2020. Historically, defense costs have represented approximately 21% of total defense and indemnity costs.

The asbestos-related asset amount recorded within accounts and notes receivable-other reflects amounts due in 2006 under executed settlement agreements with insurers and does not include any estimate for future settlements. The amount recorded as asbestos-related insurance recovery receivable includes an estimate of recoveries from unsettled insurers based upon assumptions relating to cost allocation, the application of New York law, and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers.

Since 2003, we have used an outside consultant to assist us in the estimation of our asbestos insurance asset. In 2005, we retained, through counsel, Peterson Risk Consulting, nationally recognized experts in the estimation of insurance recoveries, to review our prior estimate of the value of the unsettled insurance asset and assist in the current estimation of our primary and unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimate, and allocation methodology assumptions we provided them, Peterson Risk Consulting provided an analysis of the unsettled insurance asset. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset. As of December 30, 2005, we estimate the value of our asbestos insurance asset contested by our subsidiaries’ insurers in ongoing litigation as $115,000. The litigation relates to the proper allocation of the coverage liability among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.

An adverse outcome in the pending insurance litigation described above could significantly limit our insurance recoveries. However, a favorable outcome in all or part of the litigation could significantly increase available insurance recoveries above our current estimate. In this regard, on January 10, 2005, a New York

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

20. Litigation and Uncertainties — (Continued)

state trial court entered an order finding that New York, rather than New Jersey, law applies in the litigation described above regarding the allocation of liability for asbestos-related personal injury claims among our subsidiaries and their various insurers. Prior to entry of the New York court order, we had calculated estimated insurance recoveries applying New Jersey law. The application of New York, rather than New Jersey, law would result in our subsidiaries realizing lower insurance recoveries. Thus, as a result of this decision and other factors, we estimated our insurance asset assuming application of New York law and we recorded a charge to earnings in the fourth quarter of 2004 of approximately $75,800 and reduced the year-end 2004 carrying value of our probable insurance recoveries by a similar amount. Unless this decision is reversed, we expect that we will be required to fund a portion of our asbestos liabilities from our own cash. The amount and timing of these funding requirements will be dependent upon, among other things, litigated or negotiated resolution of the various disputes with our insurers with whom we have not yet settled. On February 16, 2005, our subsidiaries filed an appeal of this decision to a higher court. Our appeal is currently pending and there can be no assurances as to the timing or the outcome. If New Jersey law were applied and if we were to prevail on the issues being litigated, our asbestos insurance asset could increase significantly. If we prevail in whole or in part in the litigation, we will re-value our asset based on the asbestos liability estimated at that time.

Even if the coverage litigation is resolved in a manner favorable to us, our recoveries may be limited by insolvencies among our insurers. We have not assumed recovery in the estimate of our asbestos insurance asset from any of our currently insolvent insurers. Other insurers may become insolvent in the future and our insurers also may fail to reimburse amounts owed to us on a timely basis. Any failure to realize expected insurance recoveries, and any delays in receiving from our insurers amounts owed to our subsidiaries, will have a material adverse effect on our financial condition, results of operations and cash flow.

The pending coverage litigation and active negotiations with other insurers is continuing.

Our subsidiaries have entered into several settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. We intend to continue to attempt to negotiate additional settlements where achievable on a reasonable basis in order to minimize the amount of future costs that we would be required to fund out of our cash flow. If we cannot achieve settlements in amounts necessary to cover our future costs, we may continue to fund a portion of future costs, which may reduce our cash flow and our working capital, and may adversely affect our liquidity.

Should there be a change in the estimated asbestos liability, the impact on expense would be dependent upon available insurance recoveries. Assuming no change to the assumptions used to estimate our insurance asset at December 30, 2005, a change in the estimated liability of plus or minus 25% would result in a nearly equal change in the statement of operations and long-term cash flow.

We funded $12,400 of asbestos liabilities from our cash flow in 2005. While we expect active settlement negotiations with unsettled insurers to continue during 2006, we may determine that the appropriate course of action is to continue to fund a portion of our asbestos liabilities during 2006 while the coverage litigation and settlement negotiations continue. If we elect to continue this course of action, we may spend from our cash flow up to $51,000 in 2006. This estimate assumes no additional settlements with insurance companies and is considered in our liquidity forecast.

Proposed asbestos trust fund legislation has recently been considered in the U.S. Senate. This proposed legislation, should it become law in its present form, would alter our payment obligations. We would be required to fund approximately $19,250 per year for 30 years and thus such legislation could have a material adverse impact on our financial condition, results of operations and long-term cash flow. We remain part of a

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

20. Litigation and Uncertainties — (Continued)

consortium of companies actively lobbying against the enactment of such proposed legislation, as currently drafted.

The estimate of the liabilities and assets related to asbestos claims and recoveries is subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainties as to the ultimate number and type of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies with asbestos claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. As occurred in 2005, increases in the number of claims filed or costs to resolve those claims will cause us to increase further the estimates of the costs associated with asbestos claims and could have a material adverse effect on our financial condition, results of operations, and cash flows.

United Kingdom

Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 747 claims have been brought against our U.K. subsidiaries of which 306 remained open at December 30, 2005. None of the settled claims has resulted in material costs to us.

As of December 30, 2005, we had recorded total liabilities of $26,200 comprised of an estimated liability relating to open (outstanding) claims of $3,100 and an estimated liability relating to future unasserted claims of $23,100. Of the total, $1,000 is recorded in accrued expenses and $25,200 is recorded in asbestos-related liability on the consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $1,000 is recorded in accounts and notes receivable-other, and $25,200 is recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The liability and asset estimates are based on a recent U.K. court of appeal ruling that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. Should this ruling change, the asbestos liability and asset recorded in the U.K. would approximate $66,200.

Project Claims

In the ordinary course of business, we are parties to litigation involving clients and subcontractors arising out of project contracts. Such litigation includes claims and counterclaims by and against us for canceled contracts, for additional costs incurred in excess of current contract provisions, as well as for back charges for alleged breaches of warranty and other contract commitments. If we were found to be liable for any of the claims/counterclaims against us, we would have to incur a write-down or charge against earnings to the extent a reserve had not been established for the matter in our accounts. Amounts ultimately realized on claims/counterclaims by us could differ materially from the balances, if any, included in our financial statements, resulting in a charge against earnings to the extent profit has already been accrued on a project contract.

In addition to the matters described above, arbitration has been commenced against us arising out of a compact CFB boiler that we engineered, supplied and erected for a client in Asia. In addition to claims for damages for breach of contract, the client is seeking to rescind the contract based upon alleged material misrepresentations by us. If such relief were granted, we could be compelled to reimburse the client for the purchase price paid (approximately $25,700), in addition to other damages, which have not yet been quantified. We are vigorously defending the case and have counterclaimed for unpaid receivables (approximately $5,200), plus interest, for various breaches and non-performance by the client. Due to its age, a reserve for the full amount of the receivable was taken prior to the arbitration. The case is in the initial

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

20. Litigation and Uncertainties — (Continued)

stages of discovery and a final award is not expected until 2007. Based upon our investigation and the proceedings to date, there appear to be valid defenses to the claim. However, it is premature to predict the outcome of this proceeding.

Arbitration has also been commenced against us with respect to a thermal electric power plant in South America that we designed, supplied and erected as a member of a consortium with other parties. The plant’s concrete foundations experienced cracking, allegedly due to out-of-specification materials used in the concrete poured by the consortium’s subcontractor. The client adopted an extensive plan to repair the foundations and is seeking reimbursement of its repair costs ($9,500). Alleging that this extensive repair effort is in the nature of emergency mitigation only, the client is also claiming its estimated cost to totally demolish and reconstruct the foundations at some point in the future ($14,300) plus lost profits during this demolition and reconstruction period ($9,400). We are investigating any rights that we may have to seek reimbursement for the damages from third parties. We believe that valid legal defenses to the claim exist, and we have responded denying the claim. However, it is premature to predict the outcome of this matter.

We are currently in a dispute with our client in connection with two power plants that we designed and built in Eastern Europe. The dispute primarily concerns whether liquidated damages, which we refer to as LDs, are due to the client under the contract for delayed completion of the projects. The client contends that it is owed LDs, capped under the contract at approximately €39,700 (approximately $47,000), and is retaining as security for these LDs approximately €22,000 (approximately $26,100) in contract payments otherwise due to us for work performed. The client contends that it is owed an additional amount (approximately €3,000 (approximately $3,600)) for the cost of consumable materials it had to incur due to the extended commissioning period on both projects and the cost to relocate a piece of equipment on one of the projects. We believe that the period of delay for which the client is seeking LDs is grossly overstated, as the client’s calculation does not include an extension of time to which it had agreed, as well as extensions of time to which we are entitled for client-caused and other excusable delays. We also believe that the LDs provision may be unenforceable under the controlling (English) law. We have asserted claims against the client for delay costs and extra work in excess of €4,700 (approximately $5,600) that have yet to be recognized. A recent mediation with the client was unsuccessful and, therefore, we intend to request arbitration, as provided for in the contract. However, it is premature to predict the outcome of this matter.

Camden County Waste-to-Energy Project

One of our project subsidiaries, Camden County Energy Recovery Associates, LP, or CCERA, owns and operates a waste-to-energy facility in Camden County, New Jersey, which we refer to as the Project. The Pollution Control Finance Authority of Camden County, or PCFA, issued bonds to finance the construction of the Project and to acquire a landfill for Camden County’s use. Pursuant to a loan agreement between the PCFA and CCERA, proceeds from the bonds were loaned by the PCFA to CCERA and used by CCERA to finance the construction of the facility. Accordingly, the proceeds of this loan were recorded as debt on CCERA’s balance sheet and, therefore, are included in our consolidated balance sheet. CCERA’s obligation to service the debt incurred pursuant to the loan agreement is limited to depositing all tipping fees and electric revenues received with the trustee of the PCFA bonds. The trustee is required to pay CCERA its service fees prior to servicing the PCFA bonds. CCERA has no further debt repayment obligations under the loan agreement with the PCFA.

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

20. Litigation and Uncertainties — (Continued)

not been, and are not expected to be, sufficient to service the debt on outstanding bonds issued by the PCFA to finance the construction of the Project.

In 1998, CCERA filed suit against the PCFA and other parties seeking, among other things, to void the applicable contracts and agreements governing the Project (Camden County Energy Recovery Assoc. v. N.J. Department of Environmental Protection, et al., Superior Court of New Jersey, Mercer County, L-268-98). Since 1999, the State of New Jersey has provided subsidies sufficient to ensure the payment of each of the PCFA’s debt service payments as they became due. The bonds outstanding in connection with the Project were issued by the PCFA, not by us or CCERA, and the bonds are not guaranteed by either us or CCERA. In the litigation, the defendants have asserted, among other things, that an equitable portion of the outstanding debt on the Project should be allocated to CCERA even though CCERA did not guarantee the bonds.

At this time, we cannot determine the ultimate outcome of the foregoing and the potential effects on CCERA and the Project. If the State of New Jersey were to fail to subsidize the debt service, and there were to be a default on a debt service payment, the bondholders might proceed to attempt to exercise their remedies, by among other things, seizing the collateral securing the bonds. We do not believe this collateral includes CCERA’s plant.

Long-Term Government Contract

One of our subsidiaries, Foster Wheeler Environmental Corporation, or FWENC, retained a long-term contract for a spent nuclear storage facility with a U.S. government agency when FWENC sold most of its assets. The contract as scheduled consists of four phases. The first phase was for the initial design, permitting and licensing of a spent fuel facility. The first phase of this project is complete and was profitable.

The current, second phase of the contract, is billed on a cost-plus-fee basis. In this phase, FWENC was required to license the facility with the Nuclear Regulatory Commission, or NRC, to respond to any questions regarding the initial design generated in phase one, and to complete final design. FWENC requested clarification of certain technical specifications and detailed guidance from the government agency regarding government agency-directed changes to the project scope. The government agency failed to provide such clarification and guidance, and, in July 2005, it instead directed FWENC to proceed with the third phase of the contract.

Phase three consists of the procurement of long-lead items, construction, start-up and testing of the facility, all for a fixed contractual price of $114,000, subject to escalation. The actual commencement of this phase was delayed as a result of the significant delay in the issuance of the NRC license for the facility, which was issued on November 30, 2004. This delay caused the cost of constructing the facility to increase. The third phase is scheduled to last approximately three years and requires that FWENC fund the construction cost and provide a performance bond for the full construction price of the project. Foster Wheeler USA Corporation, the parent company of FWENC, provided a performance guarantee on the project. The cost of the facility was expected to be recovered in the first nine months of operations under phase four, during which FWENC would operate the facility at fixed rates, subject to escalation, for approximately four years.

In February 2006, FWENC entered into a final modification of the contract with the government agency. Under the final modification, the contract will be terminated on a no-fault basis once FWENC transfers to the government agency certain licenses, permits, contracts, drawings and other documents related to the project. More specifically, the final modification provides that if and when FWENC transfers to the government agency the licenses, permits, contracts, drawings, and other documents related to the project, FWENC and its parent will be released from further obligations to perform the contract, and FWENC and the government agency will exchange broad releases of claims related to the project. Neither party is required to pay the other

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

20. Litigation and Uncertainties — (Continued)

any money pursuant to the final modification. FWENC and the government agency are in the process of arranging the necessary transfers, but they are not yet complete. However, we expect FWENC to be able to complete the required transfers. Under the final modification, the target date for completion of the transfers and the related exchange of releases is March 6, 2006.

If FWENC fails to complete the transfers, neither it nor its parent will be released from the contract and will remain legally obligated to perform the contract. In such case, FWENC would seek third-party financing to fund the majority of the construction costs, but there can be no assurance that it will secure such financing on acceptable terms, or at all. There also can be no assurance that it will be able to obtain the required performance bond. If the necessary financing and bonding cannot be obtained, it is unlikely that FWENC would be able to perform its construction obligations under the contract. This could have a material adverse effect on our financial condition, results of operations, and cash flow. No claims have been raised to date by the government agency against FWENC, although they had directed us to proceed with construction. The ultimate potential liability to FWENC, its parent, and/or Foster Wheeler Ltd. would arise in the event that the government agency terminates the contract (for example, due to FWENC’s inability to continue with the contract) and re-bids the contract under substantially the same terms and the resulting cost to the government agency is greater than it would have been under the existing terms with FWENC. However, we do not believe that such a claim is probable. Further, management believes that FWENC would have a variety of potential legal defenses should the government agency decide to make such a claim, and management is presently unable to estimate the possible loss that could occur as a result of any such claim.

Environmental Matters

Under U.S. federal statutes, such as the Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, the Clean Water Act and the Clean Air Act, and similar state laws, the current owner or operator of real property and the past owners or operators of real property (if disposal took place during such past ownership or operation) may be jointly and severally liable for the costs of removal or remediation of toxic or hazardous substances on or under their property, regardless of whether such materials were released in violation of law or whether the owner or operator knew of, or was responsible for, the presence of such substances. Moreover, under CERCLA and similar state laws, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be jointly and severally liable for the costs of the removal or remediation of such substances at a disposal or treatment site, whether or not such site was owned or operated by such person, which we refer to as an off-site facility. Liability at such off-site facilities is typically allocated among all of the viable responsible parties based on such factors as the relative amount of waste contributed to a site, toxicity of such waste, relationship of the waste contributed by a party to the remedy chosen for the site, and other factors.

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

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

20. Litigation and Uncertainties — (Continued)

We have been notified that we are a potentially responsible party, or PRP, under CERCLA or similar state laws at three off-site facilities. At each of these sites, our liability should be substantially less than the total site remediation costs because the percentage of waste attributable to us compared to that attributable to all other PRPs is low. We do not believe that our share of cleanup obligations at any of the off-site facilities as to which we have received a notice of potential liability will exceed $500 in the aggregate. We have also received and responded to a request for information from the United States Environmental Protection Agency, or USEPA, regarding a fourth off-site facility. We do not know what, if any, further actions USEPA may take regarding this fourth off-site facility.

In February 1988, one of our subsidiaries, Foster Wheeler Energy Corporation, or FWEC, entered into a Consent Agreement and Order with the USEPA and the Pennsylvania Department of Environmental Protection, or PADEP, regarding its former manufacturing facility in Mountain Top, Pennsylvania. The order essentially required FWEC to investigate and remediate as necessary contaminants, including trichloroethylene, or TCE, in the soil and groundwater at the facility. Pursuant to the order, in 1993 FWEC installed a “pump and treat” system to remove TCE from the groundwater. It is not possible at the present time to predict how long FWEC will be required to operate and maintain this system.

In the fall of 2004, FWEC sampled the private domestic water supply wells of certain residences in Mountain Top and identified approximately 30 residences the water supply of which contained TCE at levels in excess of Safe Drinking Water Act standards. The subject residences are located approximately one mile to the southwest of the historic source of the TCE at the former FWEC facility.

Since that time, FWEC, USEPA, and PADEP have been cooperating in a broad-ranging investigation that seeks to, among other things, identify the source(s) of the TCE in the residential wells. Although FWEC believes the available evidence is not sufficient to support a conclusion that it is a PRP as to the TCE in the residential wells, in August 2005 FWEC entered into a settlement agreement with USEPA whereby FWEC agreed to arrange and pay for the provision of public water to the affected residences, which will involve the extension of a water main and the installation of laterals from the main to the affected residences. There is also a possibility that FWEC would incur further costs if it were required to conduct a more formal study to better define the affected area. Since October 2004, FWEC has been providing the potentially affected residences with temporary replacement water, and has arranged to have filters to remove the TCE installed, tested and maintained. FWEC is incurring costs related to public outreach and communications in the affected area. Finally, FWEC may be required to pay the agencies’ costs in overseeing and responding to the situation. FWEC has accrued its best estimate of the cost of the foregoing.

Other costs to which FWEC could be exposed could include, among other things, other costs associated with supplying public water, FWEC’s counsel and consulting fees, further agency oversight and/or response costs, potential costs and exposure related to the potential litigation described below, and other costs related to possible further investigation and/or remediation. At present, it is not possible to determine whether FWEC will be determined to be liable for some of the items described in this paragraph, nor is it possible to reliably estimate the potential liability associated with the items.

Most of the residents in the affected area have retained counsel, and counsel has notified FWEC that it intends to file a legal action against FWEC in the near future. No action has been filed to date. Although FWEC believes that it will likely have substantial defenses to any action that might be filed, it is not possible at present to determine whether FWEC will ultimately be determined to have any liability to the residents or to reliably estimate the extent of any such liability.

If one or more third parties are determined to be a source of the TCE, FWEC will evaluate its options regarding the recovery of the costs FWEC has incurred, which options could include seeking to recover those costs from those determined to be the source.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

21. Quarterly Financial Data (Unaudited)

	Three Months Ended
	April 1,	July 1,	September 30,	December 30,
	2005	2005	2005	2005

Operating revenues	$523,065	$526,018	$532,356	$618,516
Contract profit	77,108	109,231	97,082	78,607
Net income/(loss)	1,240	27,879	(16,706)	(122,162	)(1)
Net income/(loss) available to common shareholders	1,174	27,439	(16,706)	(122,162	)(1)
Earnings/(loss) per common share:
Basic	$0.03	$0.63	$(0.35)	$(2.27)
Diluted	$0.02	$0.55	$(0.35)	$(2.27)
Shares outstanding:
Weighted-average number of common shares outstanding for basic earnings/(loss) per common share	41,753,245	43,414,937	47,195,732	53,916,436
Effect of dilutive securities	6,345,847	6,287,121	*	*

Weighted-average number of common shares outstanding for diluted earnings/(loss) per common share	48,099,092	49,702,058	47,195,732	53,916,436

	Three Months Ended
	March 26,	June 25,	September 24,	December 31,
	2004	2004	2004	2004

Operating revenues	$666,359	$635,019	$720,554	$639,392
Contract profit	74,278	105,114	46,172	50,141
Net income (loss)	(4,298)	29,835	(215,470)	(95,361	)(2)
Net income/(loss) available to common shareholders	(4,298)	33,247	(215,470)	(95,361	)(2)
Earnings/(loss) per common share:
Basic	$(2.09)	$14.53	$(103.23)	$(7.38)
Diluted	$(2.09)	$12.28	$(103.23)	$(7.38)
Shares outstanding:
Weighted-average number of common shares outstanding for basic earnings/(loss) per common share	2,052,762	2,052,774	2,087,274	12,922,076
Effect of dilutive securities	*	654,704	*	*

Weighted-average number of common shares outstanding for diluted earnings/(loss) per common share	2,052,762	2,707,478	2,087,274	12,922,076

*
The impact of potentially dilutive securities such as outstanding stock options, warrants to purchase common shares, convertible securities, and the non-vested portion of restricted common shares and restricted common share awards were not included in the calculation of diluted earnings per share due to their antidilutive effect.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

21. Quarterly Financial Data (Unaudited) — (Continued)

(1)
Includes a charge of $(113,700) in C&F on the revaluation of our estimated asbestos liability and asbestos insurance receivable, a charge of $(16,800) recorded in conjunction with the 2011 senior notes exchange offer and a charge of $(1,400) related to the common share purchase warrants offers commenced in December 2005.

(2)	Includes a charge of $(75,800) on the revaluation of asbestos insurance assets as a result of an adverse court decision in asbestos coverage allocation litigation.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information

A. Convertible Subordinated Notes

In May and June 2001, we issued 6.5% Convertible Subordinated Notes (“convertible notes”) due in 2007. Foster Wheeler LLC, a 100% owned subsidiary of Foster Wheeler Ltd., fully and unconditionally guarantees the convertible notes. Foster Wheeler LLC has assumed the obligation to fund the debt service. The following summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of Foster Wheeler LLC because we do not believe that such separate financial statements and related disclosures would be material to investors.

In 2004, we completed an equity-for-debt exchange in which we issued common shares and preferred shares in exchange for a portion of the convertible notes. We had $3,070 of convertible notes outstanding as of both December 30, 2005 and December 31, 2004.

The following represents summarized condensed consolidating financial information as of December 30, 2005 and December 31, 2004 with respect to our financial position, and for each of the three years in the period ended December 30, 2005 for our results of operations and for our cash flows.

The Foster Wheeler Ltd. column presents our financial information. We are also the issuer. The guarantor subsidiary column presents the financial information of the sole guarantor, Foster Wheeler LLC. The non-guarantor subsidiaries include the results of our direct and indirect non-guarantor subsidiaries, including Foster Wheeler Holdings Ltd., the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other non-guarantor subsidiaries.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

A. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 30, 2005

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$350,669	$—	$350,669
Accounts and notes receivable, net	743,014	126,854	331,033	(880,301)	320,600
Contracts in process	—	—	139,328	—	139,328
Other current assets	—	—	40,926	—	40,926

Total current assets	743,014	126,854	861,956	(880,301)	851,523
Investments in subsidiaries and others	(1,295,119)	(811,440)	(315,317)	2,590,069	168,193
Land, buildings & equipment, net	—	—	258,672	—	258,672
Notes and accounts receivable — long-term	210,000	487,108	5,377	(697,409)	5,076
Intangible assets, net	—	—	115,048	—	115,048
Asbestos-related insurance recovery receivable	—	295,845	25,163	—	321,008
Other assets	—	12,359	162,827	—	175,186

TOTAL ASSETS	$(342,105)	$110,726	$1,113,726	$1,012,359	$1,894,706

LIABILITIES & SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$(4,017)	$826,356	$592,234	$(880,301)	534,272
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	410,676	—	410,676
Other current liabilities	—	—	52,616	—	52,616

Total current liabilities	(4,017)	826,356	1,055,526	(880,301)	997,564
Long-term debt	3,070	121,278	169,605	—	293,953
Pension, postretirement and other employee benefits	—	—	269,147	—	269,147
Asbestos-related liability	—	441,000	25,163	—	466,163
Other long-term liabilities and minority interest	—	17,042	889,404	(697,409)	209,037

TOTAL LIABILITIES	(947)	1,405,676	2,408,845	(1,577,710)	2,235,864

Common stock and paid-in capital	1,188,093	242,613	242,613	(485,226)	1,188,093
Accumulated deficit	(1,206,097)	(1,222,767)	(1,222,936)	2,445,703	(1,206,097)
Accumulated other comprehensive loss	(314,796)	(314,796)	(314,796)	629,592	(314,796)
Unearned compensation	(8,358)	—	—	—	(8,358)

TOTAL SHAREHOLDERS’ DEFICIT	(341,158)	(1,294,950)	(1,295,119)	2,590,069	(341,158)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(342,105)	$110,726	$1,113,726	$1,012,359	$1,894,706

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

A. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$291,567	$—	$291,567
Accounts and notes receivable, net	416,260	184,449	797,746	(975,942)	422,513
Contracts in process	—	—	241,140	—	241,140
Other current assets	—	—	84,238	—	84,238

Total current assets	416,260	184,449	1,414,691	(975,942)	1,039,458
Investments in subsidiaries and others	(1,153,046)	(723,487)	(271,114)	2,305,971	158,324
Land, buildings & equipment, net	—	—	280,305	—	280,305
Notes and accounts receivable — long-term	210,000	487,108	7,053	(697,108)	7,053
Intangible assets, net	—	—	121,502	—	121,502
Asbestos-related insurance recovery receivable	—	290,494	42,400	—	332,894
Other assets	—	5,330	232,833	—	238,163

TOTAL ASSETS	$(526,786)	$243,894	$1,827,670	$632,921	$2,177,699

LIABILITIES & SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$(4,239)	$498,673	$1,084,936	$(975,942)	603,428
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	559,881	—	559,881
Other current liabilities	(52)	11,372	76,952	—	88,272

Total current liabilities	(4,291)	510,045	1,721,769	(975,942)	1,251,581
Long-term debt	3,070	342,820	188,969	—	534,859
Pension, postretirement and other employee benefits	—	—	271,851	—	271,851
Asbestos-related liability	—	405,000	42,400	—	447,400
Other long-term liabilities and minority interest	—	138,954	755,727	(697,108)	197,573

TOTAL LIABILITIES	(1,221)	1,396,819	2,980,716	(1,673,050)	2,703,264

Common stock and paid-in capital	883,573	242,613	242,613	(485,226)	883,573
Accumulated deficit	(1,096,348)	(1,098,795)	(1,098,916)	2,197,711	(1,096,348)
Accumulated other comprehensive loss	(296,743)	(296,743)	(296,743)	593,486	(296,743)
Unearned compensation	(16,047)	—	—	—	(16,047)

TOTAL SHAREHOLDERS’ DEFICIT	(525,565)	(1,152,925)	(1,153,046)	2,305,971	(525,565)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(526,786)	$243,894	$1,827,670	$632,921	$2,177,699

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

A. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE LOSS
For the Year Ended December 30, 2005

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,199,955	$—	$2,199,955
Cost of operating revenues	—	—	(1,837,927)	—	(1,837,927)

Contract profit	—	—	362,028	—	362,028
Selling, general and administrative expenses	(2,986)	—	(229,391)	—	(232,377)
Other income	200	46,307	64,863	(47,647)	63,723
Other deductions and minority interest	(334)	(3,386)	(37,191)	—	(40,911)
Interest expense	(218)	(31,214)	(66,833)	47,647	(50,618)
Asbestos provision	—	—	(113,680)	—	(113,680)
Loss on equity-for debt exchanges	—	(58,346)	—	—	(58,346)
Equity in net loss of subsidiaries	(105,713)	(59,027)	(46,639)	211,379	—

Loss before income taxes	(109,051)	(105,666)	(66,843)	211,379	(70,181)
Provision for income taxes	(698)	—	(38,870)	—	(39,568)

Net loss	(109,749)	(105,666)	(105,713)	211,379	(109,749)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(22,928)	(22,928)	(22,928)	45,856	(22,928)
Minimum pension liability adjustment, net of tax of $8,456	4,875	4,875	4,875	(9,750)	4,875

Net comprehensive loss	$(127,802)	$(123,719)	$(123,766)	$247,485	$(127,802)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

A. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE LOSS
For the Year Ended December 31, 2004

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,661,324	$—	$2,661,324
Cost of operating revenues	—	—	(2,385,619)	—	(2,385,619)

Contract profit	—	—	275,705	—	275,705
Selling, general and administrative expenses	2,986	—	(231,948)	—	(228,962)
Other income	10,063	53,558	88,412	(63,650)	88,383
Other deductions and minority interest	(25)	(391)	(36,580)	—	(36,996)
Interest expense	(10,096)	(65,453)	(82,723)	63,650	(94,622)
Asbestos provision	—	—	(60,626)	—	(60,626)
Loss on equity-for debt exchange	—	(164,974)	(10,080)	—	(175,054)
Equity in net loss of subsidiaries	(288,222)	(110,913)	(177,260)	576,395	—

Loss before income taxes	(285,294)	(288,173)	(235,100)	576,395	(232,172)
Provision for income taxes	—	—	(53,122)	—	(53,122)

Net loss	(285,294)	(288,173)	(288,222)	576,395	(285,294)
Other comprehensive income/(loss):
Foreign currency translation adjustment	27,155	27,155	27,155	(54,310)	27,155
Minimum pension liability adjustment, net of $986 tax benefit	(19,899)	(19,899)	(19,899)	39,798	(19,899)

Net comprehensive loss	$(278,038)	$(280,917)	$(280,966)	$561,883	$(278,038)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

A. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE LOSS
For the Year Ended December 26, 2003

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,723,815	$—	$3,723,815
Cost of operating revenues	—	—	(3,439,401)	—	(3,439,401)

Contract profit	—	—	284,414	—	284,414
Selling, general and administrative expenses	—	—	(205,565)	—	(205,565)
Other income	13,650	54,037	95,692	(85,886)	77,493
Other deductions and minority interest	(24)	(198)	(102,192)	—	(102,414)
Interest expense	(13,719)	(63,256)	(104,395)	85,886	(95,484)
Asbestos provision	—	—	(68,081)	—	(68,081)
Equity in net loss of subsidiaries	(156,970)	(147,536)	(9,417)	313,923	—

Loss before income taxes	(157,063)	(156,953)	(109,544)	313,923	(109,637)
Provision for income taxes	—	—	(47,426)	—	(47,426)

Net loss	(157,063)	(156,953)	(156,970)	313,923	(157,063)
Other comprehensive income:
Foreign currency translation adjustments	6,762	6,762	6,762	(13,524)	6,762
Minimum pension liability adjustment, net of tax of $18,886	58,677	58,677	58,677	(117,354)	58,677

Net comprehensive loss	$(91,624)	$(91,514)	$(91,531)	$183,045	$(91,624)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

A. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 30, 2005

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(140)	$25,819	$25,134	$—	$50,813

Cash Flows from Investing Activities
Change in restricted cash	—	—	46,186	—	46,186
Capital expenditures	—	—	(10,809)	—	(10,809)
Proceeds from sale of assets	—	—	4,853	—	4,853
Increase in investment and advances	—	(300)	(767)	—	(1,067)
Decrease in short-term investments	—	—	24,424	—	24,424

Net cash (used in)/provided by investing activities	—	(300)	63,887	—	63,587

Cash Flows from Financing Activities
Payment of deferred financing costs	—	(13,724)	—	—	(13,724)
Proceeds from issuance of long-term debt	—	—	371	—	371
Repayment of long-term debt and capital lease obligations	—	(11,372)	(20,144)	—	(31,516)
Other	140	(423)	3,701	—	3,418

Net cash provided by/(used in) financing activities	140	(25,519)	(16,072)	—	(41,451)

Effect of exchange rate changes on cash and cash equivalents	—	—	(13,847)	—	(13,847)

Increase in cash and cash equivalents	—	—	59,102	—	59,102
Cash and cash equivalents, beginning of year	—	—	291,567	—	291,567

Cash and cash equivalents, end of year	$—	$—	$350,669	$—	$350,669

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

A. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash used in operating activities	$(58)	$(14,675)	$(204)	$(15,926)	$(30,863)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(17,941)	—	(17,941)
Capital expenditures	—	—	(9,613)	—	(9,613)
Proceeds from sale of assets	—	—	17,495	—	17,495
Increase in investment and advances	—	—	(14)	—	(14)
Increase in short-term investments	—	—	(9,426)	—	(9,426)

Net cash used in investing activities	—	—	(19,499)	—	(19,499)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(15,926)	15,926	—
Decrease in short-term debt	—	—	(121)	—	(121)
Proceeds from issuance of long-term debt	—	120,000	—	—	120,000
Repayment of long-term debt and capital lease obligations	—	(128,163)	(19,559)	—	(147,722)
Other	58	22,838	(25,559)	—	(2,663)

Net cash provided by/(used in) financing activities	58	14,675	(61,165)	15,926	(30,506)

Effect of exchange rate changes on cash and cash equivalents	—	—	8,340	—	8,340

Decrease in cash and cash equivalents	—	—	(72,528)	—	(72,528)
Cash and cash equivalents, beginning of year	—	—	364,095	—	364,095

Cash and cash equivalents, end of year	$—	$—	$291,567	$—	$291,567

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

A. Convertible Subordinated Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 26, 2003

	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(93)	$18,811	$(78,576)	$(2,240)	$(62,098)

Cash Flows from Investing Activities
Change in restricted cash	—	—	38,414	—	38,414
Capital expenditures	—	—	(12,870)	—	(12,870)
Proceeds from sale of assets	—	—	87,159	—	87,159
Increase in short-term investments	—	—	(6,808)	—	(6,808)

Net cash provided by investing activities	—	—	105,895	—	105,895

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(2,240)	2,240	—
Decrease in short-term debt	—	—	(14,826)	—	(14,826)
Repayment of long-term debt and capital lease obligations	—	(11,837)	(22,263)	—	(34,100)
Other	93	(6,974)	4,002	—	(2,879)

Net cash provided by/(used in) financing activities	93	(18,811)	(35,327)	2,240	(51,805)

Effect of exchange rate changes on cash and cash equivalents	—	—	27,798	—	27,798

Increase in cash and cash equivalents	—	—	19,790	—	19,790
Cash and cash equivalents, beginning of year	—	—	344,305	—	344,305

Cash and cash equivalents, end of year	$—	$—	$364,095	$—	$364,095

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

B. Trust Preferred Securities

In 1999, the Capital Trust consummated a $175,000 public offering of 7,000,000 Trust Preferred Securities (“trust preferred securities”). The trust preferred securities accrue cumulative distributions at an annual rate of 9%. The distributions are payable quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. The maturity date of the trust preferred securities is January 15, 2029; however, the Capital Trust can redeem the trust preferred securities on or after January 15, 2004.

As noted in Note 7, the Capital Trust invested the proceeds from the sale of the trust preferred securities in an equal principal amount of 9% Junior Subordinated Deferrable Interest Debentures of Foster Wheeler LLC due January 15, 2029 (the “debentures”). Foster Wheeler LLC used the net proceeds to pay indebtedness under a revolving credit agreement. The Capital Trust distributes the quarterly cash payments it may receive from Foster Wheeler LLC as interest on the debentures to the trust preferred securities security holders. Foster Wheeler LLC may defer interest on the debentures for up to 20 consecutive quarterly periods. When this occurs, the Capital Trust also defers distribution payments on the trust preferred securities. In accordance with this provision, the Capital Trust has deferred all quarterly distributions beginning with the distribution due on January 15, 2002.

The consolidated financial statements presented herein reflect Foster Wheeler LLC’s obligations to the Capital Trust as subordinated deferrable interest debentures and deferred accrued interest on subordinated deferrable interest debentures. The interest expense on the debentures is presented on the consolidated statement of operations and comprehensive loss as interest expense.

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

Trust preferred securities of 238,538, with an aggregate liquidation amount of $5,963, were outstanding as of December 30, 2005. As of December 31, 2004, trust preferred securities of 2,847,086, with an aggregate liquidation amount of $71,177, were outstanding.

Summarized below is the condensed financial information of the Capital Trust:

Balance Sheet Data:	December 30, 2005	December 31, 2004

Non-current assets – subordinated deferrable interest debentures	$5,963	$71,177
Non-current assets – accrued interest on subordinated deferrable interest debentures, net of valuation allowance of $0 and $17,626, respectively	2,697	5,834
Long-term liabilities – mandatorily redeemable preferred trust securities	5,963	71,177
Long-term liability – deferred accrued mandatorily redeemable preferred security distributions	2,697	23,460
Net deficit	—	(17,626)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

B. Trust Preferred Securities — (Continued)

Income Statement Data for the Year Ended:	December 30, 2005	December 31, 2004	December 26, 2003

Interest income on subordinated deferrable interest debentures	$5,289	$—	$—
Decrease in valuation allowance	17,626	151,531	11,550
Gain on equity-for-debt exchange	—	39,430	—
Mandatorily redeemable preferred security distributions	(5,289)	(16,566)	(18,130)
Net earnings	17,626	174,395	(6,580)

Cash Flow Data for the Year Ended:	December 30, 2005	December 31, 2004	December 26, 2003

Cash flows from operating activities	$—	$—	$—
Cash flows from investing activities	—	—	—
Cash flows from financing activities	—	—	—

SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” states that “a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.” SFAS No. 114 requires that the measurement of impairment be based on one of several methods including the loan’s observable market price. The Capital Trust had established a valuation allowance on the debentures and related interest income receivable from Foster Wheeler LLC based on our and Foster Wheeler LLC’s financial condition and the decision to exercise the right to defer payments on the debentures since January 15, 2002. The debentures and related interest income receivable are the only assets of the Capital Trust and the trust preferred securities and related interest expense payable are the only liabilities of the Capital Trust. As a result, the Capital Trust measures loan impairment based on the market price of the trust preferred securities, which is deemed a proxy for the debentures’ observable market price. The decrease in the valuation allowance resulted from an increase in the market price of the trust preferred securities. The market price per security of the trust preferred securities was $37.20 as of December 30, 2005, $27.05 as of December 31, 2004 and $3.00 as of December 26, 2003.

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

The following represents summarized condensed consolidating financial information as of December 30, 2005 and December 31, 2004 with respect to our financial position, and for each of the two years ended December 30, 2005 for our results of operations and for our cash flows. The following summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the guarantors because we do not believe that such separate financial statements and related disclosures would be material to investors.

The Foster Wheeler Ltd. column presents our financial information. We and Foster Wheeler LLC are guarantors. Foster Wheeler LLC is a 100% owned indirect subsidiary of ours. The guarantees are full and unconditional and joint and several. The non-guarantor subsidiaries include Foster Wheeler Holdings Ltd., the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other non-guarantor subsidiaries.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

B. Trust Preferred Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 30, 2005

	Foster Wheeler	Foster	Non-Guarantor
	Ltd.	Wheeler LLC	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$350,669	$—	$350,669
Accounts and notes receivable, net	743,014	126,854	331,033	(880,301)	320,600
Contracts in process	—	—	139,328	—	139,328
Other current assets	—	—	40,926	—	40,926

Total current assets	743,014	126,854	861,956	(880,301)	851,523
Investments in subsidiaries and others	(1,295,119)	(811,440)	(315,317)	2,590,069	168,193
Land, buildings & equipment, net	—	—	258,672	—	258,672
Notes and accounts receivable – long-term	210,000	487,108	5,377	(697,409)	5,076
Intangible assets, net	—	—	115,048	—	115,048
Asbestos-related insurance recovery receivable	—	295,845	25,163	—	321,008
Other assets	—	12,359	162,827	—	175,186

TOTAL ASSETS	$(342,105)	$110,726	$1,113,726	$1,012,359	$1,894,706

LIABILITIES & SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$(4,017)	$826,356	$592,234	$(880,301)	534,272
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	410,676	—	410,676
Other current liabilities	—	—	52,616	—	52,616

Total current liabilities	(4,017)	826,356	1,055,526	(880,301)	997,564
Long-term debt	3,070	121,278	169,605	—	293,953
Pension, postretirement and other employee benefits	—	—	269,147	—	269,147
Asbestos-related liability	—	441,000	25,163	—	466,163
Other long-term liabilities and minority interest	—	17,042	889,404	(697,409)	209,037

TOTAL LIABILITIES	(947)	1,405,676	2,408,845	(1,577,710)	2,235,864

Common stock and paid-in capital	1,188,093	242,613	242,613	(485,226)	1,188,093
Accumulated deficit	(1,206,097)	(1,222,767)	(1,222,936)	2,445,703	(1,206,097)
Accumulated other comprehensive loss	(314,796)	(314,796)	(314,796)	629,592	(314,796)
Unearned compensation	(8,358)	—	—	—	(8,358)

TOTAL SHAREHOLDERS’ DEFICIT	(341,158)	(1,294,950)	(1,295,119)	2,590,069	(341,158)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(342,105)	$110,726	$1,113,726	$1,012,359	$1,894,706

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

B. Trust Preferred Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004

	Foster Wheeler	Foster	Non-Guarantor
	Ltd.	Wheeler LLC	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$291,567	$—	$291,567
Accounts and notes receivable, net	416,260	184,449	797,746	(975,942)	422,513
Contracts in process	—	—	241,140	—	241,140
Other current assets	—	—	84,238	—	84,238

Total current assets	416,260	184,449	1,414,691	(975,942)	1,039,458
Investments in subsidiaries and others	(1,153,046)	(723,487)	(271,114)	2,305,971	158,324
Land, buildings & equipment, net	—	—	280,305	—	280,305
Notes and accounts receivable – long-term	210,000	487,108	7,053	(697,108)	7,053
Intangible assets, net	—	—	121,502	—	121,502
Asbestos-related insurance recovery receivable	—	290,494	42,400	—	332,894
Other assets	—	5,330	232,833	—	238,163

TOTAL ASSETS	$(526,786)	$243,894	$1,827,670	$632,921	$2,177,699

LIABILITIES & SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$(4,239)	$498,673	$1,084,936	$(975,942)	603,428
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	559,881	—	559,881
Other current liabilities	(52)	11,372	76,952	—	88,272

Total current liabilities	(4,291)	510,045	1,721,769	(975,942)	1,251,581
Long-term debt	3,070	342,820	188,969	—	534,859
Pension, postretirement and other employee benefits	—	—	271,851	—	271,851
Asbestos-related liability	—	405,000	42,400	—	447,400
Other long-term liabilities and minority interest	—	138,954	755,727	(697,108)	197,573

TOTAL LIABILITIES	(1,221)	1,396,819	2,980,716	(1,673,050)	2,703,264

Common stock and paid-in capital	883,573	242,613	242,613	(485,226)	883,573
Accumulated deficit	(1,096,348)	(1,098,795)	(1,098,916)	2,197,711	(1,096,348)
Accumulated other comprehensive loss	(296,743)	(296,743)	(296,743)	593,486	(296,743)
Unearned compensation	(16,047)	—	—	—	(16,047)

TOTAL SHAREHOLDERS’ DEFICIT	(525,565)	(1,152,925)	(1,153,046)	2,305,971	(525,565)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(526,786)	$243,894	$1,827,670	$632,921	$2,177,699

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

B. Trust Preferred Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE LOSS
For the Year Ended December 30, 2005

	Foster Wheeler	Foster	Non-Guarantor
	Ltd.	Wheeler LLC	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,199,955	$—	$2,199,955
Cost of operating revenues	—	—	(1,837,927)	—	(1,837,927)

Contract profit	—	—	362,028	—	362,028
Selling, general and administrative expenses	(2,986)	—	(229,391)	—	(232,377)
Other income	200	46,307	64,863	(47,647)	63,723
Other deductions and minority interest	(334)	(3,386)	(37,191)	—	(40,911)
Interest expense	(218)	(31,214)	(66,833)	47,647	(50,618)
Asbestos provision	—	—	(113,680)	—	(113,680)
Loss on equity-for debt exchanges	—	(58,346)	—	—	(58,346)
Equity in net loss of subsidiaries	(105,713)	(59,027)	(46,639)	211,379	—

Loss before income taxes	(109,051)	(105,666)	(66,843)	211,379	(70,181)
Provision for income taxes	(698)	—	(38,870)	—	(39,568)

Net loss	(109,749)	(105,666)	(105,713)	211,379	(109,749)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(22,928)	(22,928)	(22,928)	45,856	(22,928)
Minimum pension liability adjustment, net of tax of $8,456	4,875	4,875	4,875	(9,750)	4,875

Net comprehensive loss	$(127,802)	$(123,719)	$(123,766)	$247,485	$(127,802)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

B. Trust Preferred Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE LOSS
For the Year Ended December 31, 2004

	Foster Wheeler	Foster	Non-Guarantor
	Ltd.	Wheeler LLC	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,661,324	$—	$2,661,324
Cost of operating revenues	—	—	(2,385,619)	—	(2,385,619)

Contract profit	—	—	275,705	—	275,705
Selling, general and administrative expenses	2,986	—	(231,948)	—	(228,962)
Other income	10,063	53,558	88,412	(63,650)	88,383
Other deductions and minority interest	(25)	(391)	(36,580)	—	(36,996)
Interest expense	(10,096)	(65,453)	(82,723)	63,650	(94,622)
Asbestos provision	—	—	(60,626)	—	(60,626)
Loss on equity-for debt exchange	—	(164,974)	(10,080)	—	(175,054)
Equity in net loss of subsidiaries	(288,222)	(110,913)	(177,260)	576,395	—

Loss before income taxes	(285,294)	(288,173)	(235,100)	576,395	(232,172)
Provision for income taxes	—	—	(53,122)	—	(53,122)

Net loss	(285,294)	(288,173)	(288,222)	576,395	(285,294)
Other comprehensive income/(loss):
Foreign currency translation adjustment	27,155	27,155	27,155	(54,310)	27,155
Minimum pension liability adjustment, net of $986 tax benefit	(19,899)	(19,899)	(19,899)	39,798	(19,899)

Net comprehensive loss	$(278,038)	$(280,917)	$(280,966)	$561,883	$(278,038)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

B. Trust Preferred Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 30, 2005

	Foster	Foster	Non-Guarantor
	Wheeler Ltd.	Wheeler LLC	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(140)	$25,819	$25,134	$—	$50,813

Cash Flows from Investing Activities
Change in restricted cash	—	—	46,186	—	46,186
Capital expenditures	—	—	(10,809)	—	(10,809)
Proceeds from sale of assets	—	—	4,853	—	4,853
Increase in investment and advances	—	(300)	(767)	—	(1,067)
Decrease in short-term investments	—	—	24,424	—	24,424

Net cash (used in)/provided by investing activities	—	(300)	63,887	—	63,587

Cash Flows from Financing Activities
Payment of deferred financing costs	—	(13,724)	—	—	(13,724)
Proceeds from issuance of long-term debt	—	—	371	—	371
Repayment of long-term debt and capital lease obligations	—	(11,372)	(20,144)	—	(31,516)
Other	140	(423)	3,701	—	3,418

Net cash provided by/(used in) financing activities	140	(25,519)	(16,072)	—	(41,451)

Effect of exchange rate changes on cash and cash equivalents	—	—	(13,847)	—	(13,847)

Increase in cash and cash equivalents	—	—	59,102	—	59,102
Cash and cash equivalents, beginning of year	—	—	291,567	—	291,567

Cash and cash equivalents, end of year	$—	$—	$350,669	$—	$350,669

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

B. Trust Preferred Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Endeed December 31, 2004

	Foster	Guarantor	Non-Guarantor
	Wheeler Ltd.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash used in operating activities	$(58)	$(14,675)	$(204)	$(15,926)	$(30,863)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(17,941)	—	(17,941)
Capital expenditures	—	—	(9,613)	—	(9,613)
Proceeds from sale of assets	—	—	17,495	—	17,495
Increase in investment and advances	—	—	(14)	—	(14)
Increase in short-term investments	—	—	(9,426)	—	(9,426)

Net cash used in investing activities	—	—	(19,499)	—	(19,499)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(15,926)	15,926	—
Decrease in short-term debt	—	—	(121)	—	(121)
Proceeds from issuance of long-term debt	—	120,000	—	—	120,000
Repayment of long-term debt and capital lease obligations	—	(128,163)	(19,559)	—	(147,722)
Other	58	22,838	(25,559)	—	(2,663)

Net cash provided by/(used in) financing activities	58	14,675	(61,165)	15,926	(30,506)

Effect of exchange rate changes on cash and cash equivalents	—	—	8,340	—	8,340

Decrease in cash and cash equivalents	—	—	(72,528)	—	(72,528)
Cash and cash equivalents, beginning of year	—	—	364,095	—	364,095

Cash and cash equivalents, end of year	$—	$—	$291,567	$—	$291,567

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

B. Trust Preferred Securities — (Continued)

As previously noted, the Capital Trust was consolidated in our financial statements prior to December 27, 2003. Accordingly, the trust preferred securities were presented as mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures in the consolidated financial statements. The distributions expense on the trust preferred securities was presented as interest expense on the consolidated statement of operations and comprehensive loss.

The following represents summarized condensed consolidating financial information for the year ended December 26, 2003 for our results of operations and for our cash flows. The following summarized condensed consolidating financial information is presented in lieu of the financial statements of the 100% indirectly owned subsidiary guarantor and issuer because we do not believe that such separate financial statements and related disclosures would be material to investors.

The Foster Wheeler Ltd. column presents our financial information. We are also a guarantor. The FW Preferred Capital Trust column presents the financial information of the issuer. The guarantor subsidiary column presents the financial information of Foster Wheeler LLC, but excludes our financial information, which is separately presented. The guarantees of us and Foster Wheeler LLC are full and unconditional and joint and several. The non-guarantor subsidiaries include Foster Wheeler Holdings Ltd., the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other non-guarantor subsidiaries.

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

B. Trust Preferred Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE LOSS
For the Year Endeed December 26, 2003

	Foster Wheeler Ltd.	FW Preferred Capital Trust (1)	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$—	$3,723,815	$—	$3,723,815
Cost of operating revenues	—	—	—	(3,439,401)	—	(3,439,401)

Contract profit	—	—	—	284,414	—	284,414
Selling, general and administrative expenses	—	—	—	(205,565)	—	(205,565)
Other income	13,650	18,130	54,037	77,562	(85,886)	77,493
Other deductions and minority interest	(24)	—	(198)	(102,192)	—	(102,414)
Interest expense	(13,719)	(18,130)	(63,256)	(86,265)	85,886	(95,484)
Asbestos provision	—	—	—	(68,081)	—	(68,081)
Equity in net loss of subsidiaries	(156,970)	—	(147,536)	(9,417)	313,923	—

Loss before income taxes	(157,063)	—	(156,953)	(109,544)	313,923	(109,637)
Provision for income taxes	—	—	—	(47,426)	—	(47,426)

Net loss	(157,063)	—	(156,953)	(156,970)	313,923	(157,063)
Other comprehensive income:
Foreign currency translation adjustments	6,762	—	6,762	6,762	(13,524)	6,762
Minimum pension liability adjustment, net of tax of $18,886	58,677	—	58,677	58,677	(117,354)	58,677

Net comprehensive loss	$(91,624)	$—	$(91,514)	$(91,531)	$183,045	$(91,624)

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

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

B. Trust Preferred Securities — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Endeed December 26, 2003

	Foster	FW Preferred	Guarantor	Non-Guarantor
	Wheeler Ltd.	Capital Trust	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(93)	$—	$18,811	$(78,576)	$(2,240)	$(62,098)

Cash Flows from Investing Activities
Change in restricted cash	—	—	—	38,414	—	38,414
Capital expenditures	—	—	—	(12,870)	—	(12,870)
Proceeds from sale of assets	—	—	—	87,159	—	87,159
Increase in short-term investments	—	—	—	(6,808)	—	(6,808)

Net cash provided by investing activities	—	—	—	105,895	—	105,895

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(2,240)	2,240	—
Decrease in short-term debt	—	—	—	(14,826)	—	(14,826)
Repayment of long-term debt and capital lease obligations	—	—	(11,837)	(22,263)	—	(34,100)
Other	93	—	(6,974)	4,002	—	(2,879)

Net cash provided by/(used in) financing activities	93	—	(18,811)	(35,327)	2,240	(51,805)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	27,798	—	27,798

Increase in cash and cash equivalents	—	—	—	19,790	—	19,790
Cash and cash equivalents, beginning of year	—	—	—	344,305	—	344,305

Cash and cash equivalents, end of year	$—	$—	$—	$364,095	$—	$364,095

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

C. 2011 Senior Notes

In conjunction with our equity-for-debt exchange consummated in 2004, Foster Wheeler LLC issued new 2011 senior notes in exchange for a portion of our 2005 senior notes and for new cash proceeds. We had $115,315 and $271,643 of 2011 senior notes outstanding (including unamortized premium of $3,847 and $10,172, respectively) as of December 30, 2005 and December 31, 2004, respectively.

In November 2005, we completed an offer to exchange our common shares for 2011 senior notes. The exchange reduced the aggregate carrying value of our 2011 senior notes by $155,299. Concurrent with the exchange offer, we also solicited consents from holders of the outstanding 2011 senior notes to amend the governing indenture to eliminate substantially all of the restrictive operating and financial covenants and certain events of default.

The 2011 senior notes are fully and unconditionally guaranteed by us and the following companies: Continental Finance Company Ltd., Equipment Consultants, Inc., Financial Services S.a.r.l., Foster Wheeler Canada Ltd., Foster Wheeler Holdings, Ltd., Foster Wheeler Asia Limited, Foster Wheeler Asia Pacific Pte. Ltd., Foster Wheeler Caribe Corporation, C.A., Foster Wheeler Constructors, Inc., Foster Wheeler Continental B.V., Foster Wheeler Development Corporation, FW Energie B.V., Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Europe B.V., Foster Wheeler Europe Limited, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler Intercontinental Corporation, Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler (Malaysia) Sdn. Bhd., Foster Wheeler Middle East Corporation, Foster Wheeler North America Corp., Foster Wheeler Petroleum Services S.A.E., Foster Wheeler Power Company Ltd. — La Societe D’Energie Foster Wheeler Ltee., Foster Wheeler Power Corporation, Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corp., Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., F.W. — Gestao E Servicos S.A., FW Hungary Licensing Limited Liability Company, FW Management Operations, Ltd., FW Overseas Operations Limited, Manops Limited, P.E. Consultants, Inc., Perryville Service Company Ltd., Process Consultants, Inc., Pyropower Operating Services Company, Inc., Perryville III Trust and Singleton Process Systems GmbH. Each of the guarantees is full and unconditional and joint and several. Foster Wheeler LLC and each of the subsidiary guarantors are 100% owned, directly or indirectly, by us. The summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the guarantors because we do not believe that such separate financial statements and related disclosures would be material to investors.

The following represents summarized condensed consolidating financial information as of December 30, 2005 and December 31, 2004 with respect to our financial position, and for each of the three years in the period ended December 30, 2005 for our results of operations and for our cash flows.

The Foster Wheeler Ltd. column presents our financial information. We are also a guarantor. The Foster Wheeler LLC column presents the issuer’s financial information. The guarantor subsidiaries column presents the financial information of all guarantors excluding our financial information, which is separately presented. The guarantor subsidiaries include the results of Foster Wheeler Holdings Ltd., the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other guarantor subsidiaries and non-guarantor subsidiaries.

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

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

C. 2011 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 30, 2005

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$58,261	$292,408	$—	$350,669
Accounts and notes receivable, net	743,014	126,854	214,962	550,312	(1,314,542)	320,600
Contracts in process	—	—	65,449	73,879	—	139,328
Investment and advances	—	—	—	—	—	—
Other current assets	—	—	6,633	34,293	—	40,926

Total current assets	743,014	126,854	345,305	950,892	(1,314,542)	851,523
Investments in subsidiaries and others	(1,295,119)	(811,440)	(186,325)	250,051	2,211,026	168,193
Land, buildings & equipment, net	—	—	43,584	215,088	—	258,672
Notes and accounts receivable — long-term	210,000	487,108	48,277	16,583	(756,892)	5,076
Intangible assets, net	—	—	96,294	18,754	—	115,048
Asbestos-related insurance recovery receivable	—	295,845	—	25,163	—	321,008
Other assets	—	12,359	68,381	94,446	—	175,186

TOTAL ASSETS	$(342,105)	$110,726	$415,516	$1,570,977	$139,592	$1,894,706

LIABILITIES & SHAREHOLDERS’ (DEFICIT)/EQUITY
Accounts payable and accrued expenses	$(4,017)	$826,356	$571,451	$455,024	$(1,314,542)	$534,272
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	107,554	303,122	—	410,676
Other current liabilities	—	—	718	51,898	—	52,616

Total current liabilities	(4,017)	826,356	679,723	810,044	(1,314,542)	997,564
Long-term debt	3,070	121,278	66,464	103,141	—	293,953
Pension, postretirement and other employee benefits	—	—	200,725	68,422	—	269,147
Asbestos-related liability	—	441,000	—	25,163	—	466,163
Other long-term liabilities and minority interest	—	17,042	763,723	198,604	(770,332)	209,037

TOTAL LIABILITIES	(947)	1,405,676	1,710,635	1,205,374	(2,084,874)	2,235,864

Common stock and paid-in capital	1,188,093	242,613	242,613	301,323	(786,549)	1,188,093
Accumulated (deficit)/retained earnings	(1,206,097)	(1,222,767)	(1,222,936)	212,369	2,233,334	(1,206,097)
Accumulated other comprehensive loss	(314,796)	(314,796)	(314,796)	(148,089)	777,681	(314,796)
Unearned compensation	(8,358)	—	—	—	—	(8,358)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(341,158)	(1,294,950)	(1,295,119)	365,603	2,224,466	(341,158)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(342,105)	$110,726	$415,516	$1,570,977	$139,592	$1,894,706

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

C. 2011 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$67,278	$224,289	$—	$291,567
Accounts and notes receivable, net	416,260	184,449	193,154	519,422	(890,772)	422,513
Contracts in process	—	—	58,609	182,528	3	241,140
Investment and advances	—	—	1,247	—	(1,247)	—
Other current assets	—	—	6,329	77,909	—	84,238

Total current assets	416,260	184,449	326,617	1,004,148	(892,016)	1,039,458
Investments in subsidiaries and others	(1,153,046)	(723,487)	(219,426)	245,635	2,008,648	158,324
Land, buildings & equipment, net	—	—	46,866	233,439	—	280,305
Notes and accounts receivable — long-term	210,000	487,108	94,322	16,426	(800,803)	7,053
Intangible assets, net	—	—	99,011	22,491	—	121,502
Asbestos-related insurance recovery receivable	—	290,494	—	42,400	—	332,894
Other assets	—	5,330	82,674	150,159	—	238,163

TOTAL ASSETS	$(526,786)	$243,894	$430,064	$1,714,698	$315,829	$2,177,699

LIABILITIES & SHAREHOLDERS’ (DEFICIT)/EQUITY
Accounts payable and accrued expenses	$(4,239)	$498,673	$522,076	$477,685	$(890,767)	$603,428
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	116,393	443,488	—	559,881
Other current liabilities	(52)	11,372	19,947	57,005	—	88,272

Total current liabilities	(4,291)	510,045	658,416	978,178	(890,767)	1,251,581
Long-term debt	3,070	342,820	66,073	122,896	—	534,859
Pension, postretirement and other employee benefits	—	—	210,536	61,315	—	271,851
Asbestos-related liability	—	405,000	—	42,400	—	447,400
Other long-term liabilities and minority interest	—	138,954	648,085	224,804	(814,270)	197,573

TOTAL LIABILITIES	(1,221)	1,396,819	1,583,110	1,429,593	(1,705,037)	2,703,264

Common stock and paid-in capital	883,573	242,613	242,613	300,565	(785,791)	883,573
Accumulated (deficit)/retained earnings	(1,096,348)	(1,098,795)	(1,098,916)	117,841	2,079,870	(1,096,348)
Accumulated other comprehensive loss	(296,743)	(296,743)	(296,743)	(133,301)	726,787	(296,743)
Unearned compensation	(16,047)	—	—	—	—	(16,047)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(525,565)	(1,152,925)	(1,153,046)	285,105	2,020,866	(525,565)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(526,786)	$243,894	$430,064	$1,714,698	$315,829	$2,177,699

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

C. 2011 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
For the Year Ended December 30, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$526,929	$1,773,861	$(100,835)	$2,199,955
Cost of operating revenues	—	—	(428,514)	(1,510,248)	100,835	(1,837,927)

Contract profit	—	—	98,415	263,613	—	362,028
Selling, general and administrative expenses	(2,986)	—	(86,493)	(142,898)	—	(232,377)
Other income	200	46,307	18,379	74,175	(75,338)	63,723
Other deductions and minority interest	(334)	(3,386)	(26,972)	(13,314)	3,095	(40,911)
Interest expense	(218)	(31,214)	(73,566)	(17,863)	72,243	(50,618)
Asbestos provision	—	—	(113,680)			(113,680)
Loss on equity-for debt exchange	—	(58,346)	—	—	—	(58,346)
Equity in net (loss)/income of subsidiaries	(105,713)	(59,027)	88,075	—	76,665	—

(Loss)/income before income taxes	(109,051)	(105,666)	(95,842)	163,713	76,665	(70,181)
Provision for income taxes	(698)	—	(9,871)	(28,999)	—	(39,568)

Net (loss)/income	(109,749)	(105,666)	(105,713)	134,714	76,665	(109,749)
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(22,928)	(22,928)	(22,928)	(18,341)	64,197	(22,928)
Minimum pension liability adjustment, net of tax of $8,456	4,875	4,875	4,875	18,301	(28,051)	4,875

Net comprehensive (loss)/income	$(127,802)	$(123,719)	$(123,766)	$134,674	$112,811	$(127,802)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

C. 2011 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
For the Year Ended December 31, 2004

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$659,989	$2,078,945	$(77,610)	$2,661,324
Cost of operating revenues	—	—	(549,283)	(1,913,946)	77,610	(2,385,619)

Contract profit	—	—	110,706	164,999	—	275,705
Selling, general and administrative expenses	2,986	—	(61,489)	(170,459)	—	(228,962)
Other income	10,063	53,558	27,778	90,946	(93,962)	88,383
Other deductions and minority interest	(25)	(391)	(31,394)	(11,893)	6,707	(36,996)
Interest expense	(10,096)	(65,453)	(89,129)	(17,199)	87,255	(94,622)
Asbestos provision	—	—	(60,626)	—	—	(60,626)
Loss on equity-for debt exchange	—	(164,974)	(10,080)	—	—	(175,054)
Equity in net loss of subsidiaries	(288,222)	(110,913)	(165,207)	—	564,342	—

(Loss)/income before income taxes	(285,294)	(288,173)	(279,441)	56,394	564,342	(232,172)
Provision for income taxes	—	—	(8,781)	(44,341)	—	(53,122)

Net (loss)/income	(285,294)	(288,173)	(288,222)	12,053	564,342	(285,294)
Other comprehensive income/(loss):
Foreign currency translation adjustment	27,155	27,155	27,155	40,155	(94,465)	27,155
Minimum pension liability adjustment,net of $986 tax benefit	(19,899)	(19,899)	(19,899)	(421)	40,219	(19,899)

Net comprehensive (loss)/income	$(278,038)	$(280,917)	$(280,966)	$51,787	$510,096	$(278,038)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

C. 2011 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
For the Year Ended December 26, 2003

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$1,067,186	$2,742,313	$(85,684)	$3,723,815
Cost of operating revenues	—	—	(996,795)	(2,533,790)	91,184	(3,439,401)

Contract profit	—	—	70,391	208,523	5,500	284,414
Selling, general and administrative expenses	—	—	(93,340)	(112,115)	(110)	(205,565)
Other income	13,650	54,037	56,247	87,076	(133,517)	77,493
Other deductions and minority interest	(24)	(198)	(64,008)	(63,177)	24,993	(102,414)
Interest expense	(13,719)	(63,256)	(79,310)	(42,333)	103,134	(95,484)
Asbestos provision	—	—	(68,081)	—	—	(68,081)
Equity in net (loss)/income of subsidiaries	(156,970)	(147,536)	41,371	—	263,135	—

(Loss)/income before income taxes	(157,063)	(156,953)	(136,730)	77,974	263,135	(109,637)
Provision for income taxes	—	—	(20,240)	(27,186)	—	(47,426)

Net (loss)/income	(157,063)	(156,953)	(156,970)	50,788	263,135	(157,063)
Other comprehensive income:
Foreign currency translation adjustments	6,762	6,762	6,762	6,043	(19,567)	6,762
Minimum pension liability adjustment, net of tax of $18,886	58,677	58,677	58,677	44,058	(161,412)	58,677

Net comprehensive (loss)/income	$(91,624)	$(91,514)	$(91,531)	$100,889	$82,156	$(91,624)

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

C. 2011 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 30, 2005

	Foster	Foster	Guarantor	Non-Guarantor
	Wheeler Ltd.	Wheeler LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(140)	$25,819	$(99,643)	$151,840	$(27,063)	$50,813

Cash Flows from Investing Activities
Change in restricted cash	—	—	(922)	47,108	—	46,186
Capital expenditures	—	—	(1,248)	(9,561)	—	(10,809)
Proceeds from sale of assets	—	—	151	4,702	—	4,853
Increase in investment and advances	—	(300)	(58)	(709)	—	(1,067)
Decrease in short-term investments	—	—	—	24,424	—	24,424

Net cash (used in)/provided by investing activities	—	(300)	(2,077)	65,964	—	63,587

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(27,063)	27,063	—
Payment of deferred financing costs	—	(13,724)	—	—	—	(13,724)
Proceeds from issuance of long-term debt	—	—	—	371	—	371
Repayment of long-term debt and capital lease obligations	—	(11,372)	(15)	(20,129)	—	(31,516)
Other	140	(423)	93,526	(89,825)	—	3,418

Net cash provided by/(used in) financing activities	140	(25,519)	93,511	(136,646)	27,063	(41,451)

Effect of exchange rate changes on cash and cash equivalents	—	—	(808)	(13,039)	—	(13,847)

(Decrease)/increase in cash and cash equivalents	—	—	(9,017)	68,119	—	59,102
Cash and cash equivalents, beginning of year	—	—	67,278	224,289	—	291,567

Cash and cash equivalents, end of year	$—	$—	$58,261	$292,408	$—	$350,669

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

C. 2011 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Endeed December 31, 2004

	Foster	Foster	Guarantor	Non-Guarantor
	Wheeler Ltd.	Wheeler LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(58)	$(14,675)	$(111,326)	$164,513	$(69,317)	$(30,863)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(530)	(17,411)	—	(17,941)
Capital expenditures	—	—	(183)	(9,430)	—	(9,613)
Proceeds from sale of assets	—	—	16,709	786	—	17,495
Decrease/(increase) in investment
and advances	—	—	164,701	(164,715)	—	(14)
Increase in short-term investments	—	—	—	(9,426)	—	(9,426)

Net cash provided by/(used in)
investing activities	—	—	180,697	(200,196)	—	(19,499)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	(12,419)	(56,898)	69,317	—
Decrease in short-term debt	—	—	—	(121)	—	(121)
Proceeds from issuance of long-term debt	—	120,000	—	—	—	120,000
Repayment of long-term debt and capital lease obligations	—	(128,163)	(14)	(19,545)	—	(147,722)
Other	58	22,838	(35,249)	9,690	—	(2,663)

Net cash provided by/(used in) financing activities	58	14,675	(47,682)	(66,874)	69,317	(30,506)

Effect of exchange rate changes on cash and cash equivalents	—	—	247	8,093	—	8,340

Increase/(decrease) in cash and cash equivalents	—	—	21,936	(94,464)	—	(72,528)
Cash and cash equivalents, beginning of year	—	—	45,342	318,753	—	364,095

Cash and cash equivalents, end of year	$—	$—	$67,278	$224,289	$—	$291,567

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

22. Consolidating Financial Information — (Continued)

C. 2011 Senior Notes — (Continued)

FOSTER WHEELER LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 26, 2003

	Foster Wheeler	Foster Wheeler	Guarantor	Non-Guarantor
	Ltd.	LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(93)	$18,811	$(251,967)	$207,481	$(36,330)	$(62,098)

Cash Flows from Investing Activities
Change in restricted cash	—	—	15,348	23,066	—	38,414
Capital expenditures	—	—	(989)	(11,881)	—	(12,870)
Proceeds from sale of assets	—	—	79,701	7,458	—	87,159
Decrease/(increase) in investment and advances	—	—	200,993	(200,993)	—	—
Increase in short-term investments	—	—	—	(6,808)	—	(6,808)

Net cash provided by/(used in) investing activities	—	—	295,053	(189,158)	—	105,895

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(36,330)	36,330	—
Increase/(decrease) in short-term debt	—	—	1	(14,827)	—	(14,826)
Repayment of long-term debt and capital lease obligations	—	(11,837)	(1,580)	(20,683)	—	(34,100)
Other	93	(6,974)	(47,413)	51,415	—	(2,879)

Net cash provided by/(used in) financing activities	93	(18,811)	(48,992)	(20,425)	36,330	(51,805)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,169	26,629	—	27,798

(Decrease)/increase in cash and cash equivalents	—	—	(4,737)	24,527	—	19,790
Cash and cash equivalents, beginning of year	—	—	50,079	294,226	—	344,305

Cash and cash equivalents, end of year	$—	$—	$45,342	$318,753	$—	$364,095

Back to Contents

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except share data and per share amounts)

23. Related Party Transactions

Mr. Victor A. Hebert is an attorney with the law firm of Heller Ehrman White & McAuliffe LLP and served as a director of Foster Wheeler during 2003 until his resignation in November 2003. The law firm of Heller Ehrman White & McAuliffe was appointed to serve as our general counsel in connection with the retirement of our previous general counsel, Thomas R. O’Brien. Mr. Hebert on behalf of Heller Ehrman was selected to lead our legal team and was the assistant secretary until February 10, 2005 when Heller Ehrman ceased to serve as the general counsel and assistant secretary. We made payments to Heller Ehrman in the amount of $418 and $1,317 during 2005 and 2004, respectively.

Back to Contents

Foster Wheeler Ltd.
Schedule II: Valuation and Qualifying Accounts
(amounts in thousands)

	2005
	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year

Description
Allowance for insurance claims receivable	$94,286	$113,680	$352	$(12,363)	$195,955

Allowance for doubtful accounts	$23,199	$3,006	$157	$(15,983)	$10,379

Tax valuation allowance	$234,432	$71,838	$11,474	$(57,643)	$260,101

	2004

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year

Description
Allowance for insurance claims receivable	$96,969	$57,791	$—	$(60,474)	$94,286

Allowance for doubtful accounts	$37,406	$14,713	$3,053	$(31,973)	$23,199

Tax valuation allowance	$534,790	$31,540	$—	$(331,898)	$234,432

	2003

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year

Description
Allowance for insurance claims receivable	$37,877	$68,081	$—	$(8,989)	$96,969

Allowance for doubtful accounts	$73,048	$26,261	$1,457	$(63,360)	$37,406

Tax valuation allowance	$444,427	$64,074	$—	$26,289	$534,790

Back to Contents

Included on the following pages are the financial statements for certain of our indirectly wholly owned subsidiary companies. We are required to provide these financial statements under Regulation S-X Rule 3-16, “Financial Statements of Affiliates Whose Securities Collateralize an Issue Registered or Being Registered.” The stock and/or debt of these subsidiaries collateralize our 2011 senior notes as described in Note 7 of our consolidated financial statements appearing in this Item 8.

Back to Contents

Foster Wheeler Holdings Ltd. and Subsidiaries
Consolidated Financial Statements
December 30, 2005

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of cash flows and of changes in shareholder’s deficit present fairly, in all material respects, the financial position of Foster Wheeler Holdings Ltd. and Subsidiaries (the “Company”), a direct, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 30, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 3, 2006

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
Consolidated Statement of Operations and Comprehensive Loss
(in thousands of dollars)

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Operating revenues	$2,199,955	$2,661,324	$3,723,815
Cost of operating revenues	(1,837,927)	(2,385,619)	(3,439,401)

Contract profit	362,028	275,705	284,414

Selling, general and administrative expenses	(229,391)	(231,948)	(205,565)
Other income (including interest:
2005 - $8,876; 2004 - $8,832; 2003 - $10,130)	63,742	88,350	77,493
Other deductions	(36,195)	(32,071)	(96,676)
Interest expense	(50,619)	(94,556)	(95,415)
Minority interest	(4,382)	(4,900)	(5,715)
Asbestos provision	(113,680)	(60,626)	(68,081)
Loss on equity-for-debt exchange	(58,346)	(175,054)	—

Loss before income taxes	(66,843)	(235,100)	(109,545)
Provision for income taxes	(39,516)	(53,122)	(47,426)

Net loss	(106,359)	(288,222)	(156,971)
Other comprehensive income/(loss):
Foreign currency translation adjustment	(22,928)	27,155	6,762
Minimum pension liability adjustment (net of tax benefit/ (provision): 2005- $(8,547); 2004 - $986; 2003 - $(18,886))	4,875	(19,899)	58,677

Net comprehensive loss	$(123,766)	$(280,966)	$(91,532)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
Consolidated Balance Sheet
(in thousands of dollars, except share data and per share amounts)

	December 30, 2005	December 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$350,669	$291,567
Short-term investments	—	25,775
Accounts and notes receivable, net:
Trade	263,782	304,217
Other	56,757	118,766
Contracts in process	139,328	241,140
Prepaid, deferred and refundable income taxes	20,999	26,144
Other current assets	19,927	32,319

Total current assets	851,462	1,039,928

Land, buildings and equipment, net	258,672	280,305
Restricted cash	21,994	72,844
Notes and accounts receivable – long-term	5,076	7,053
Investment and advances	168,193	158,324
Goodwill, net	50,982	51,812
Other intangible assets, net	64,066	69,690
Asbestos-related insurance recovery receivable	321,008	332,894
Other assets	98,621	114,605
Deferred income taxes	54,571	50,714

TOTAL ASSETS	$1,894,645	$2,178,169

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Current installments on long-term debt	$21,459	$35,214
Accounts payable	233,815	288,899
Accrued expenses	304,474	319,238
Billings in excess of costs and estimated earnings on uncompleted contracts	410,676	559,881
Income taxes	31,157	53,110
Note payable to affiliate	5,041	—

Total current liabilities	1,006,622	1,256,342

Accounts payable to affiliate	737,912	416,260
Long-term debt	290,883	531,789
Notes payable to affiliate	210,000	210,000
Deferred income taxes	37,406	7,948
Pension, postretirement and other employee benefits	269,147	271,851
Asbestos-related liability	466,163	447,400
Other long-term liabilities	141,107	139,113
Deferred accrued interest on subordinated deferrable interest debentures	2,697	23,460
Minority interest	27,827	27,052
Commitments and contingencies

TOTAL LIABILITIES	3,189,764	3,331,215

Shareholder’s Deficit:
Preferred Shares:
Authorized 10,000,000 shares, $0.0001 par value — none outstanding	—	—
Common shares:
$1.00 par value: authorized 12,000 shares; issued: 2005 — 12,000 and 2004 — 12,000	12	12
Paid-in capital	243,247	242,601
Accumulated deficit	(1,223,582)	(1,098,916)
Accumulated other comprehensive loss	(314,796)	(296,743)

TOTAL SHAREHOLDER’S DEFICIT	(1,295,119)	(1,153,046)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$1,894,645	$2,178,169

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholder’s Deficit
(in thousands of dollars)

	December 30, 2005	December 31, 2004	December 26, 2003

Common Stock
Balance at beginning of year	$12	$12	$12

Balance at end of year	$12	$12	$12

Paid-in Capital
Balance at beginning of year	$242,601	$242,601	$242,478
Tax benefit related to equity-based incentive program	646	—	—
Other	—	—	123

Balance at end of year	$243,247	$242,601	$242,601

Accumulated Deficit
Balance at beginning of year	$(1,098,916)	$(810,694)	$(653,723)
Net loss for the year	(105,713)	(288,222)	(156,971)
Cash dividends paid	(18,307)	—	—

Balance at end of year	$(1,222,936)	$(1,098,916)	$(810,694)

Accumulated Other Comprehensive Loss
Balance at beginning of year	$(296,743)	$(303,999)	$(369,438)
Change in accumulated translation adjustment during the year	(22,928)	27,155	6,762
Minimum pension liability (net of tax benefit/(provision):
2005 - $(8,547); 2004 - $986; 2003 - $(18,886))	4,875	(19,899)	58,677

Balance at end of year	$(314,796)	$(296,743)	$(303,999)

Total Shareholder’s Deficit	$(1,295,119)	$(1,153,046)	$(872,080)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(in thousands of dollars)

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(106,359)	$(288,222)	$(156,971)
Adjustments to reconcile net loss to
cash flows from operating activities:
Depreciation and amortization	28,215	32,755	35,574
Deferred tax	10,527	32,351	19,774
Provision for asbestos claims, net of settlements	113,680	60,600	68,081
Loss on equity-for-debt exchanges	51,491	163,857	—
Provision for impairment loss	—	—	15,100
Mandatorily redeemable preferred security distributions of subsidiary trust	—	—	18,130
Interest expense on subordinated deferrable interest debentures	5,288	16,567	—
Gain on sale of assets	(1,582)	(15,834)	(22,270)
Earnings on equity interests, net of dividends	(9,303)	(16,389)	(12,457)
Other noncash items	16,940	8,959	(4,384)
Changes in assets and liabilities:
(Increase)/decrease in receivables	(10,953)	92,818	68,181
Decrease in contracts in process	95,924	23,215	81,351
(Decrease)/increase in accounts payable and accrued expenses	(28,904)	(93,117)	6,265
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(111,054)	(74,847)	(171,121)
(Decrease)/increase in income taxes	(14,756)	(2,215)	2,499
Net change in other assets and liabilities	11,659	28,639	(9,850)

Net cash provided by/(used in) operating activities	50,813	(30,863)	(62,098)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	46,186	(17,941)	38,414
Capital expenditures	(10,809)	(9,613)	(12,870)
Proceeds from sale of assets	4,853	17,495	87,159
Increase in investments and advances	(1,067)	(14)	—
Decrease/(increase) in short-term investments	24,424	(9,426)	(6,808)

Net cash provided by/(used in) investing activities	63,587	(19,499)	105,895

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(in thousands of dollars)
(Continued)

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

CASH FLOWS FROM FINANCING ACTIVITIES
Partnership distributions to minority partners	(2,233)	(2,663)	(2,879)
Proceeds from common share purchase warrant exercises	4,451	—	—
Proceeds from stock option exercises	1,200	—	—
Payment of deferred financing costs	(13,724)	—	—
Decrease in short-term debt	—	(121)	(14,826)
Proceeds from issuance of long-term debt	371	120,000	—
Repayment of long-term debt and capital lease obligations	(31,516)	(147,722)	(34,100)

Net cash used in financing activities	(41,451)	(30,506)	(51,805)

Effect of exchange rate changes on cash and cash equivalents	(13,847)	8,340	27,798

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	59,102	(72,528)	19,790
Cash and cash equivalents at beginning of year	291,567	364,095	344,305

CASH AND CASH EQUIVALENTS AT END OF YEAR	$350,669	$291,567	$364,095

Cash paid during the year for:
Interest (net of amount capitalized)	$47,295	$53,952	$63,194

Income taxes	$22,361	$23,446	$17,588

NON-CASH FINANCING ACTIVITIES

In August 2005, 5,634,464 common shares of Foster Wheeler Ltd. were exchanged for $65,214 of the Company’s trust preferred securities. See Note 7 for information regarding this equity-for-debt exchange.

In November 2005, 6,026,981 common shares of Foster Wheeler Ltd. were exchanged for $150,003 of the Company’s 2011 senior notes. See Note 7 for information regarding the equity-for-debt exchange.

In 2004, the Company exchanged $623,190 of notes and accounts payable to Foster Wheeler Ltd. and $147,130 of long-term debt for $593,102 of existing debt and trust securities. See Note 7 for information regarding this debt exchange.

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

2. Summary of Significant Accounting Policies

Liquidity — Our liquidity outlook has significantly improved from 2003 to 2005. We completed three equity-for-debt exchange offers, which reduced both our outstanding principal and interest obligations and improved our short and long-term liquidity. Refer to Note 7 for more information regarding these transactions. We closely monitor domestic and global liquidity and update our liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, proceeds from asset sales, working capital needs, unused credit line

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

2. Summary of Significant Accounting Policies — (Continued)

availability and claims recoveries, if any. Our liquidity forecasts extend over a twelve-month period and continue to indicate that sufficient liquidity will be available to fund our working capital needs through such period.

Our domestic operating entities do not generate sufficient cash flow to cover the costs related to our indebtedness, obligations to fund U.S. pension plans, asbestos-related liabilities and corporate overhead expenses. Consequently, we require cash repatriations from our non-U.S. subsidiaries in the normal course of our operations to meet our domestic cash needs and have successfully repatriated cash for many years. Our current 2006 forecast assumes total cash repatriation from our non-U.S. subsidiaries at amounts consistent with prior years from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends. We repatriated $134,900 and $77,000 from our non-U.S. subsidiaries in 2005 and 2004, respectively.

Our non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities and for other general corporate purposes. In addition, certain of our non-U.S. subsidiaries are subject to statutory and financing requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. These factors may limit our ability to repatriate funds held by certain of our non-U.S. subsidiaries. However, we believe we could repatriate additional cash from certain other of our foreign subsidiaries should we desire and also have access to the domestic revolving credit facility described in Note 8.

Principles of Consolidation — The consolidated financial statements include the accounts of Foster Wheeler Holdings Ltd. and all significant domestic and foreign subsidiary companies. Intercompany transactions and balances have been eliminated.

Our fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations. For domestic operations, 2005 and 2003 included 52 weeks and 2004 included 53 weeks.

Revisions — Our prior period consolidated statement of operations and comprehensive loss has been revised to classify the amortization of intangible assets within cost of operating revenues rather than within other deductions and the asbestos provision in a separate line item rather than within other deductions. There was no impact on the consolidated balance sheet or the consolidated statement of cash flows. A summary of the financial statement line items affected by the revision is presented below.

	For the Year Ended

	December 31, 2004, As Previously Reported	December 31, 2004, As Revised	December 26, 2003, As Previously Reported	December 26, 2003, As Revised

Cost of operating revenues	$(2,381,969)	$(2,385,619)	$(3,435,726)	$(3,439,401)
Contract profit	279,355	275,705	288,089	284,414
Other deductions	(96,347)	(32,071)	(168,432)	(96,676)
Asbestos provision	—	(60,626)	—	(68,081)
Net loss	(288,222)	(288,222)	(156,971)	(156,971)

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
(in thousands of dollars)

2. Summary of Significant Accounting Policies — (Continued)

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

Contracts in process are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. In 2005, we revised our presentation of contract-related line items on the balance sheet. The financial statement line item billings in excess of costs and estimated earnings on uncompleted contracts replaces the previously used line items of advance payments and estimated costs to complete long-term contracts. In addition, unbilled receivables are now included within contracts in process rather than as a component of trade receivables.

We have numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. These estimates may be revised from time to time as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” we review our major contracts monthly. As a result of this process in 2005, approximately 45 individual projects each had final estimated profit revisions exceeding $1,000. These revisions, which include both increases and decreases in estimated profit, resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from those previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and therefore tend to be earned late in a project’s life cycle. If estimates of costs to complete a long-term contract indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years. The changes in final estimated profits resulted in a net increase to accrued profits during 2005 and 2004 of approximately $99,600 and $37,600, respectively.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. We record claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

2. Summary of Significant Accounting Policies — (Continued)

reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. We had recorded commercial claims receivable from customers of approximately $5,700 and $3,900 as of December 30, 2005 and December 31, 2004, respectively.

Additionally, the consolidated financial statements assume recovery of $27,900 in pending and to be submitted requests for equitable adjustment (“REAs”), of which $7,000 was recorded in contracts in process as of December 30, 2005. The REAs, which relate to a project currently being executed for a U.S. government agency, include work performed and to be performed through 2008 over which time we expect to recover the total amount of the REAs. We are continuing to negotiate with the U.S government agency regarding these REAs as well as potentially restructuring the related contract. We account for REAs similar to how we account for claims as described above, recognizing contract revenue on REAs only when the conditions set forth in paragraph 65 of SOP 81-1 are achieved.

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs on receipt of the anticipated contract. If it is not probable that pre- contract costs will be recovered under a future contract, then these costs are expensed as incurred. Costs related to anticipated contracts, which are charged to expense because their recovery is not considered probable, are not subsequently reclassified to contract costs on the subsequent receipt of the contract. We had no deferred pre-contract costs as of December 30, 2005 or December 31, 2004.

Certain special-purpose subsidiaries in our global power business group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the non- cancellable service contracts.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of $298,839 and $225,861 were maintained by our foreign subsidiaries as of December 30, 2005 and December 31, 2004, respectively. These subsidiaries require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, these funds may not be readily available for repatriation to U.S. entities.

Short-term Investments — Short-term investments at December 31, 2004 consisted primarily of certificates of deposit and were classified as held to maturity under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Trade Accounts Receivable — Trade accounts receivable represents amounts billed to customers. In accordance with terms of long-term contracts, our customers withhold certain percentages of such billings until completion and acceptance of the contracts. Final payments of all such amounts withheld might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets.

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

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

2. Summary of Significant Accounting Policies — (Continued)

Contracts in Process and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts — In accordance with terms of long-term contracts, amounts recorded in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts may not be realized or paid, respectively, within a one-year period. In conformity with industry practice, however, the full amount of contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts has been included in current assets and current liabilities, respectively.

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method. We had inventories of $7,921 and $7,080 as of December 30, 2005 and December 31, 2004, respectively. Such amounts are recorded within other current assets on the consolidated balance sheet.

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

Restricted Cash — The following table details the restricted cash held:

	December 30, 2005			December 31, 2004
	Foreign	Domestic	Total	Foreign	Domestic	Total

Held by special purpose entities and restricted for debt service payments	$223	$271	$494	$245	$3,924	$4,169
Collateralize letters of credit and bank guarantees	15,571	—	15,571	57,151	—	57,151
Client escrow funds	5,204	725	5,929	10,580	944	11,524

Total	$20,998	$996	$21,994	$67,976	$4,868	$72,844

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
(in thousands of dollars)

2. Summary of Significant Accounting Policies — (Continued)

intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As of December 30, 2005 and December 31, 2004, we had unamortized goodwill of $50,982 and $51,812, respectively. The decrease in goodwill of $830 resulted from changes in foreign currency translation rates. All of the goodwill is related to our global power business group. In accordance with SFAS No. 142, effective as of December 29, 2001, we no longer amortize goodwill, and in 2004 and 2005, the fair value of the reporting units exceeded the carrying amounts.

As of December 30, 2005 and December 31, 2004, we had unamortized identifiable intangible assets of $64,066 and $69,690, respectively. The following table details amounts relating to those assets.

	December 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$36,594	$(17,412)	$37,392	$(15,622)
Trademarks	61,771	(16,887)	63,026	(15,106)

Total	$98,365	$(34,299)	$100,418	$(30,728)

Amortization expense related to patents and trademarks, which is recorded within cost of operating revenues on the consolidated statement of operations and comprehensive loss, totaled $3,570, $3,650 and $3,675 for fiscal years 2005, 2004 and 2003, respectively. Amortization expense is expected to approximate $3,600 each year in the next five years.

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

Provision is made for federal income taxes which may be payable on foreign subsidiary earnings to the extent that we anticipate that such earnings will be remitted. Based on strategic initiatives, management has modified its foreign earnings repatriation policy to address its domestic liquidity plans. Foreign earnings that are not considered necessary to meet these plans are considered permanently reinvested. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be, permanently reinvested (and for which no federal income tax has been provided) aggregated $77,614 as of December 30, 2005. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

We have reviewed the foreign earnings repatriation provision of the American Jobs Creation Act of 2004 (the “AJCA”) and concluded that, given the effective foreign tax rates applicable to our unrepatriated earnings as well as certain restrictions in the AJCA concerning the definitions of extraordinary dividends and U.S. investment, the foreign earnings repatriation provision of the AJCA does not provide any financial benefit to Foster Wheeler. Accordingly, we did not change our existing repatriation practices as a result of the AJCA.

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

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Cumulative translation adjustment at beginning of year	$(51,240)	$(78,395)	$(85,157)
Current year foreign currency adjustment	(22,928)	27,155	6,762

Cumulative translation adjustment at end of year	$(74,168)	$(51,240)	$(78,395)

Foreign currency transaction (loss)/gains	$(2,705)	$(83)	$1,700

Foreign currency transaction (loss)/gains, net of tax	$(1,758)	$(54)	$1,100

Stock Option Plans — Foster Wheeler Ltd. has three stock option plans that reserve shares of common stock for issuance to key employees and directors. Employees of the Company participate in these plans. Foster Wheeler Ltd. and the Company follow the disclosure- only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Foster Wheeler Ltd. and the Company continue to account for stock options granted to employees and directors using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation costs for our stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, our net loss would have been as follows:

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Net loss — as reported	$(106,359)	$(288,173)	$(156,953)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of taxes of $186 in 2005, $39 in 2004 and $127 in 2003	(6,645)	(2,693)	(2,081)

Net loss — pro forma	$(113,004)	$(290,866)	$(159,034)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	50.00%	50.00%	88.23%
Risk free interest rate	4.23%	2.99%	3.22%
Expected life (years)	3.06	3.00	5.00

Recent Accounting Developments — In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the consolidated statement of operations and comprehensive loss based on their fair values. Prior to SFAS No. 123R, we adopted the disclosure-only provisions of SFAS No. 123

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

2. Summary of Significant Accounting Policies — (Continued)

and therefore only certain pro forma disclosures of the fair value of share-based payments were required in the notes to the consolidated financial statements. We will use the modified prospective transition method. Accordingly, share-based employee compensation cost will be recognized from the beginning of the 2006 fiscal period as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after December 30, 2005 and to any awards that were not fully vested as of December 30, 2005. Our 2006 operating results are expected to include approximately $6,500 of additional compensation expense as a result of the adoption of SFAS No. 123R. Future compensation expense will be impacted by various factors, including the number of awards granted and their relative fair value at the date of grant.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have an impact on our consolidated financial statements.

3. Accounts and Notes Receivable

The following table shows the components of trade accounts and notes receivable:

	December 30, 2005	December 31, 2004

From long-term contracts:
Amounts billed due within one year	$262,735	$287,902

Billed retention:
Estimated to be due in:
2005	—	18,098
2006	10,257	6,282
2007	3	1,654
2008	—	—
2009	—	3,417
2010	10	—

Total billed retention	10,270	29,451

Total receivables from long-term contracts	273,005	317,353
Other trade accounts and notes receivable	1,156	10,063

Trade accounts and notes receivable, gross	274,161	327,416
Less: allowance for doubtful accounts	(10,379)	(23,199)

Trade accounts and notes receivable, net	$263,782	$304,217

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

3. Accounts and Notes Receivable — (Continued)

The following table shows the components of non-trade accounts and notes receivable:

	December 30, 2005	December 31, 2004

Asbestos insurance claims receivable	$25,200	$96,900
Foreign refundable value-added tax	16,334	3,061
Other	15,350	18,910

Non-trade accounts and notes receivable	$56,884	$118,871

4. Contracts in Process

The following table shows the elements included in contracts in process as related to long-term contracts:

	December 30, 2005	December 31, 2004

Costs plus accrued profits less earned revenues on contracts currently in process	$226,621	$281,764
Less: progress payments	(87,293)	(40,624)

Total	$139,328	$241,140

5. Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	December 30, 2005	December 31, 2004

Land and land improvements	$23,869	$24,052
Buildings	130,052	137,346
Equipment	447,251	458,356
Construction in progress	1,410	1,192

Land, buildings and equipment	602,582	620,946
Less: accumulated depreciation	(343,910)	(340,641)

Net book value	$258,672	$280,305

Depreciation expense for 2005, 2004 and 2003 was $23,982, $28,447 and $31,214, respectively.

We own certain office and manufacturing facilities in Finland that contain asbestos. We are required to remove the asbestos from such facilities if such facilities are significantly renovated or demolished. At present, there are no plans to undertake a major renovation that would require the removal of the asbestos or the demolition of the facilities. We do not have sufficient information to estimate the fair value of the asset retirement obligation because the settlement date or the range of potential settlement dates has not been specified and information is not currently available to apply an expected present value technique. We will recognize a liability in the period in which sufficient information is available to reasonably estimate the fair value of the asset retirement obligation.

6. Equity Interests

We own a non-controlling equity interest in two electric power generation projects and one waste-to-energy project in Italy as well as a refinery/electric power generation project in Chile. Two of the projects in

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

6. Equity Interests — (Continued)

Italy are each 42% owned while the third project is now 39% owned by us, after reflecting the sale of 10% of our minority equity interest in this project in April 2005. Such sale was intended to facilitate future expansion of the project and such expansion is currently underway. The project in Chile is 85% owned by us; however, we do not have a controlling financial interest in the Chilean project. Following is summarized financial information assuming a 100% ownership interest for the entities in which we have an equity interest:

	December 30, 2005		December 31, 2004
	Italian Projects	Chilean Projects	Italian Projects	Chilean Projects

Balance Sheet Data:
Current assets	$153,576	$25,853	$149,346	$23,456
Other assets (primarily buildings and equipment)	358,038	165,991	414,779	175,653
Current liabilities	44,299	21,047	41,003	17,179
Other liabilities (primarily long-term debt)	255,757	101,617	404,802	113,567
Net assets	211,558	69,180	118,320	68,363

	For the Year Ended
	December 30, 2005		December 31, 2004		December 26, 2003
	Italian Projects	Chilean Projects	Italian Projects	Chilean Projects	Italian Projects	Chilean Projects

Income Statement Data:
Total revenues	$293,588	$39,659	$244,225	$41,137	$219,818	$39,114
Gross earnings	65,419	19,725	60,108	20,152	56,699	20,739
Income before income taxes	52,646	10,031	43,947	11,229	38,405	10,712
Net earnings	46,070	7,782	26,664	8,787	23,144	8,891

Our share of the net earnings of equity affiliates, which are recorded within other income on the consolidated statement of operations and comprehensive loss, totaled $24,129, $20,636 and $17,142 for 2005, 2004 and 2003, respectively. Our investment in the equity affiliates, which is recorded within investment and advances on the consolidated balance sheet, totaled $140,723 and $109,106 as of December 30, 2005 and December 31, 2004, respectively. Dividends of $18,272 and $9,221 were received during 2005 and 2004, respectively.

We have guaranteed certain performance obligations for three of these projects. Our contingent obligations under the guarantees are approximately $1,700 in the aggregate. We have an additional contingent obligation for the Chilean project, which is capped at $20,000 over the twenty-year life of the project’s financing. To date, no amounts have been paid under any of these guarantees.

We have also provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the Chilean project be insufficient to cover the debt service payments. To date, no amounts have been drawn under the letter of credit.

The undistributed retained earnings of our equity investees amounted to $72,407 and $42,087 at December 30, 2005 and December 31, 2004, respectively.

7. Equity-for-Debt Exchanges

In November 2005, in conjunction with Foster Wheeler Ltd., we completed an offer to exchange Foster Wheeler Ltd.’s common shares for a portion of our 2011 senior notes. A total of $150,003 of the aggregate principal amount of 2011 senior notes were tendered as part of the exchange, resulting in the issuance of

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

7. Equity-for-Debt Exchanges — (Continued)

6,026,981 common shares. The exchange reduced the carrying value of our 2011 senior notes by $155,299 representing the aggregate principal amount plus the corresponding premium. The exchange resulted in a $167,909 increase in accounts payable to Foster Wheeler Ltd. which represents the value of the common shares issued by Foster Wheeler Ltd. and a $16,833 charge to income. The pretax charge, which was substantially non-cash, related primarily to the difference between the carrying value of the 2011 senior notes, including unpaid accrued interest, and the market price of the common shares on the closing date of the exchange. Concurrent with the exchange offer, we also solicited consents from holders of the outstanding 2011 senior notes to amend the governing indenture to eliminate substantially all of the restrictive operating and financial covenants and certain events of default contained therein.

In August 2005, in conjunction with Foster Wheeler Ltd., we completed an offer to exchange Foster Wheeler Ltd.’s common shares for a portion of our trust preferred securities. Trust preferred securities of 2,608,548 were tendered as part of the exchange, resulting in the issuance by Foster Wheeler Ltd. of 5,634,464 common shares. The exchange reduced the aggregate liquidation amount of our existing trust preferred securities by $65,214 and reduced the amount of deferred accrued interest by $26,052. The exchange resulted in a $129,084 increase in accounts payable to Foster Wheeler Ltd. which represents the value of the common shares issued by Foster Wheeler Ltd. and a $41,513 charge to income. The pretax charge, which was substantially non-cash, related primarily to the difference between the carrying value of the trust preferred securities, including deferred accrued interest, and the market price of the common shares on the closing date of the exchange.

In September 2004, in conjunction with Foster Wheeler Ltd., we consummated an equity-for-debt exchange in which Foster Wheeler Ltd. issued common shares, preferred shares, warrants to purchase common shares and new senior notes in exchange for certain of our outstanding debt securities and trust preferred securities. The Company recorded $623,190 in accounts and notes payable to Foster Wheeler Ltd. which represents the value of the common shares, preferred shares and warrants issued by Foster Wheeler Ltd. The exchange offer resulted in a $175,054 charge to income. The pretax charge, which was substantially non-cash, related primarily to the exchange of convertible notes tendered in the exchange offer.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

8. Long-term Debt

The following table shows the components of long-term debt:

	December 30, 2005			December 31, 2004

	Current	Long-term	Total	Current	Long-term	Total

Senior Notes at 10.359% interest, due September 15, 2011 (including unamortized premium of $3,847 and $10,172, respectively)	$—	$115,315	$115,315	$—	$271,643	$271,643
Senior Notes at 6.75% interest, due November 15, 2005	—	—	—	11,372	—	11,372
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	16	52	68	14	69	83
1999C Bonds at 7.25% interest, due October 15, 2024	—	20,491	20,491	—	20,491	20,491
1999D Bonds at 7% interest, due October 15, 2009	—	250	250	—	233	233
Subordinated Deferrable Interest Debentures	—	5,963	5,963	—	71,177	71,177
Special-Purpose Project Debt:
Martinez Cogen Limited Partnership	7,980	—	7,980	7,280	7,980	15,260
Foster Wheeler Coque Verde, L.P.	3,293	28,858	32,151	2,975	32,151	35,126
Camden County Energy Recovery Associates	9,149	50,787	59,936	8,959	59,936	68,895
Capital Lease Obligations	1,021	63,219	64,240	990	66,297	67,287
Other	—	5,948	5,948	3,624	1,812	5,436

Total	$21,459	$290,883	$312,342	$35,214	$531,789	$567,003

Senior Credit Agreement — In March 2005, we entered into a new 5-year $250,000 senior credit agreement. The senior credit agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus 5%. Standby letters of credit issued under the senior credit agreement carry a fixed price throughout the life of the facility. The assets and/or the stock of certain of our domestic and foreign subsidiaries collateralize the senior credit agreement. We paid approximately $13,724 in fees and expenses in conjunction with the execution of the senior credit agreement. Such fees will be amortized to expense over the life of the agreement.

The senior credit agreement requires us to maintain certain ratios, including a leverage ratio, a fixed charge coverage ratio and a minimum liquidity level. Compliance with the first two covenants is measured quarterly. We must be in compliance with the minimum liquidity level covenant at all times. Our current forecast indicates that we should be in compliance with the financial covenants contained in the senior credit agreement throughout 2006.

The senior credit agreement also requires us to prepay the facility in certain circumstances from proceeds of asset sales and the issuance of debt.

We had $131,642 of letters of credit outstanding under the senior credit agreement as of December 30, 2005. There were no funded borrowings outstanding as of December 30, 2005.

Previous Senior Credit Facility — In August of 2002, we entered into a senior credit facility comprising a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility having an April 30, 2005 maturity date. As part of the September 2004 equity-for-debt exchange, we repaid in full the term loan and amounts outstanding under the revolving credit facility. Accordingly, there were no borrowings outstanding under the term loan and revolving credit facility as of December 31, 2004. We had letters of credit outstanding of $90,018 as of December 31, 2004. In March 2005, we replaced the previous senior credit facility with a new senior credit agreement.

Senior Notes at 10.359% interest, due September 15, 2011, Series A (“2011 senior notes”) — The 2011 senior notes bear interest at 10.359% per annum, payable semi-annually in arrears on March 15 and

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

8. Long-term Debt — (Continued)

September 15, commencing March 15, 2005. In conjunction with the issuance of the 2011 senior notes, we recorded a premium of $5,659 since the fair value of the 2011 senior notes was 104% of principal. As a result of the premium, the effective interest rate on the 2011 senior notes is 9.5602%. Holders of the 2011 senior notes have a security interest in the stock, debt and assets of certain of our subsidiaries. At any time prior to September 15, 2006, we have the option to redeem the 2011 senior notes at 100% of the principal amount plus accrued and unpaid interest plus a premium that is based on US Treasury rates. The redemption price including accrued interest is estimated to be 14.34% as of December 30, 2005. We have the option to redeem the 2011 senior notes at prices decreasing from 107.769% of the face amount plus accrued and unpaid interest if redeemed during the twelve-month period commencing on September 15, 2006 to par if redeemed during the twelve-month period commencing September 15, 2010.

Concurrent with the 2004 equity-for-debt exchange, we completed a $120,000 private offering of Senior Notes at 10.359% due September 2011, Series B (the “series B notes”). The proceeds of the series B notes offering were used to repay the amounts outstanding under the term loan and revolving credit portions of our previous senior credit facility totaling $115,869. We recorded a premium of $4,800 on the offering since the fair value of the series B notes was 104% of principal. As a result of the premium, the effective interest rate on the series B notes is 9.5602%. In December 2004, we exchanged all series B notes for registered 2011 senior notes.

In November 2005, in conjunction with Foster Wheeler Ltd., we completed an offer to exchange Foster Wheeler Ltd.’s common shares for a portion of our 2011 senior notes. The exchange reduced the aggregate carrying value of our 2011 senior notes by $155,299. See Note 6 for further information.

Senior Notes at 6.75% interest, due November 15, 2005 (“2005 senior notes”) — In 1995, we issued $200,000 of 2005 senior notes, bearing interest at a fixed rate of 6.75% per annum, payable semi-annually, and maturing on November 15, 2005. As described in Note 7, Foster Wheeler Ltd. exchanged common shares, preferred shares and $141,471 principal amount of 2011 senior notes for $188,628 of 2005 senior notes as part of the equity-for-debt exchange consummated in 2004. We repaid the remaining 2005 senior notes at the scheduled maturity date in November 2005.

Notes Payable to Affiliate — In May and June 2001, Foster Wheeler Ltd. issued convertible subordinated notes (“convertible notes”) having an aggregate principal amount of $210,000. The convertible notes are due June 1, 2007 and bear interest at 6.50% per annum, payable semi-annually on June 1 and December 1 of each year, commencing December 2001. The proceeds of these securities were loaned to the Company and are included in the caption “Notes payable to affiliate” on the accompanying consolidated financial statements. The convertible notes are convertible into Foster Wheeler Ltd. common shares at an initial conversion rate of 3.10655 common shares per $1,000 principal amount, or approximately $321.90 per common share, subject to adjustment under certain circumstances.

As part of the equity-for-debt exchange consummated in 2004, Foster Wheeler Ltd. exchanged common shares and preferred shares for $206,930 of convertible notes. See Note 7 for further information.

Subordinated Robbins Facility Exit Funding Obligations (“Robbins bonds”) — In connection with the restructuring of debt incurred to finance construction of a waste-to-energy facility in the Village of Robbins, Illinois, we entered into certain subordinated obligations. The subordinated obligations include 1999C Bonds due October 15, 2009 (the “1999C bonds due 2009”), 1999C Bonds due October 15, 2024 (the “1999C bonds due 2024”) and 1999D Accretion Bonds due October 15, 2009 (the “1999D bonds”).

The 1999C bonds due 2009 and the 1999C bonds due 2024 bear interest at 7.25% and are subject to mandatory sinking fund reduction prior to maturity at a redemption price equal to 100% of the principal

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

8. Long-term Debt — (Continued)

amount thereof, plus accrued interest to the redemption date. The total amount of 1999D bonds due on October 15, 2009 is $325.

As part of the equity-for-debt exchange consummated in 2004, Foster Wheeler Ltd. exchanged common shares and preferred shares for $93,721 of Robbins bonds. See Note 7 for further information.

Subordinated Deferrable Interest Debentures — In 1999, FW Preferred Capital Trust I (the “Capital Trust”), a 100% indirectly-owned finance subsidiary of the Company, consummated a $175,000 public offering of 7,000,000 trust preferred securities. The trust preferred securities are fully and unconditionally guaranteed on a joint and several basis by Foster Wheeler Ltd. and Foster Wheeler LLC. The Capital Trust invested the proceeds from the sale of the trust preferred securities in an equal principal amount of 9% junior subordinated deferrable interest debentures of Foster Wheeler LLC due January 15, 2029.

In accordance with the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” the Capital Trust is not consolidated within the financial statements presented herein since we are not the primary beneficiary. However, our consolidated financial statements reflect Foster Wheeler LLC’s obligations to the Capital Trust as subordinated deferrable interest debentures and deferred accrued interest on subordinated deferrable interest debentures.

These trust preferred securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are to be paid quarterly in arrears on April 15, July 15, October 15, and January 15 of each year. Such distributions may be deferred for periods up to five years during which time additional interest accrues at 9.0%. In accordance with this provision, we have deferred all quarterly distributions beginning with the distribution due on January 15, 2002. We can redeem these trust preferred securities on or after January 15, 2004. The senior credit agreement requires the approval of the lenders to make payments on the trust preferred securities to the extent such payments are not contractually required by the underlying trust preferred securities agreements.

As part of the equity-for-debt exchange consummated in 2004, Foster Wheeler Ltd. issued common shares, preferred shares and warrants to purchase common shares in exchange for trust preferred securities. This exchange reduced the aggregate liquidation amount of our trust preferred securities by $103,823 and reduced the amount of deferred accrued interest by $31,128. Subsequently, in August 2005, in conjunction with Foster Wheeler Ltd., we completed another offer to exchange Foster Wheeler Ltd. common shares for trust preferred securities. This exchange reduced the aggregate liquidation amount of our trust preferred securities by $65,214 and reduced the amount of deferred accrued interest by $26,052. See Note 7 for further information. These exchange offers resulted in corresponding reductions in our outstanding subordinated deferrable interest debentures and deferred accrued interest.

Special-Purpose Project Debt — Special-purpose project debt represents debt incurred to finance the construction of cogeneration facilities or waste-to-energy projects, which are majority-owned by Foster Wheeler. Certain assets of each project collateralize the notes and/or bonds. Our obligations with respect to this debt are limited to guaranteeing the operating performance of the projects.

The Martinez Cogen Limited Partnership debt represents a note under a bank credit facility to a limited partnership whose general partner is a special-purpose subsidiary. The interest on the note, which varies based on one of several money market rates, is due semi- annually through July 30, 2006. The note matures on July 30, 2006. The gas-fired electric generation project is located in California.

The Foster Wheeler Coque Verde debt represents senior secured notes. The notes bear interest at 11.443%, due annually April 15, 2004 through 2015, and mature on April 15, 2015. The notes are collateralized by certain revenues and assets of a special-purpose subsidiary, which is the indirect owner of a refinery/electric power generation project in Chile.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

8. Long-term Debt — (Continued)

The Camden County Energy Recovery Associates debt represents Solid Waste Disposal and Resource Recovery System Revenue Bonds. The bonds bear interest at rates varying between 7.125% and 7.5%, due annually December 1, 2004 through 2010, and mature on December 1, 2010. The bonds are collateralized by a pledge of certain revenues and assets of the project, but not the plant. The waste-to-energy project is located in New Jersey.

Capital Leases — We entered into a series of capital leases, primarily for office buildings. Assets under capital leases are summarized as follows:

	December 30, 2005	December 31, 2004

Buildings and improvements	$42,461	$45,306
Less: accumulated amortization	(6,855)	(5,222)

Net assets under capital leases	$35,606	$40,084

The following are the minimum lease payments to be made in each of the years indicated for the capital leases in effect as of December 30, 2005:

Fiscal year:
2006	$7,840
2007	7,588
2008	7,819
2009	8,153
2010	8,227
Thereafter	115,189
Less: interest	(90,576)

Net minimum lease payments under capital leases	64,240
Less: current portion of net minimum lease payments	(1,021)

Long-term portion of net minimum lease payments	$63,219

Interest Costs — Interest costs incurred in 2005, 2004, and 2003 were $50,619, $94,556 and $95,415, respectively, of which $0, $0 and $307, respectively, were capitalized.

Aggregate Maturities — Aggregate principal repayments and sinking fund requirements of long-term debt, excluding payments on capital lease obligations and premium amortization on the 2011 senior notes of $3,847, over the next five years are as follows:

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pensions and Other Postretirement Benefits

	Fiscal Year

	2006	2007	2008	2009	2010	Thereafter	Total

Senior Notes at 10.359% interest, due September 15, 2011	$—	$—	$—	$—	$—	$111,468	$111,468
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	16	16	18	18	—	—	68
1999C Bonds at 7.25% interest, due October 15, 2024	—	—	—	—	—	20,491	20,491
1999D Bonds at 7% interest, due October 15, 2009	—	—	—	250	—	—	250
Subordinated Deferrable Interest Debentures	—	—	—	—	—	5,963	5,963
Special-Purpose Project Debt:
Martinez Cogen Limited Partnership	7,980	—	—	—	—	—	7,980
Foster Wheeler Coque Verde, L.P.	3,293	3,613	4,144	4,674	3,188	13,239	32,151
Camden County Energy Recovery Associates	9,149	9,360	9,648	9,914	21,865	—	59,936
Other	—	1,859	3,717	372	—	—	5,948

Total	$20,438	$14,848	$17,527	$15,228	$25,053	$151,161	$244,255

Pension Benefits — Our United States and certain foreign subsidiaries have several defined benefit pension plans covering substantially all full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation; the U.S. plans are noncontributory. Effective January 1, 1999, a cash balance program was added to the U.S. plan. The pension benefit under the previous formulas remained the same for current employees if so elected, however, new U.S. employees are offered only the cash balance program. Amounts are credited based on age and a percentage of earnings. At termination or retirement, the employee receives the balance in the account in a lump-sum. Under the cash balance program, future increases in employee earnings will not apply to prior service costs. The cash contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future.

We also have a non-qualified, unfunded supplemental executive retirement plan (“SERP”) which covers certain employees. In April 2003, we froze the SERP and issued letters of credit totaling $2,250 to certain employees to support our obligations under the SERP. As of December 30, 2005, there were no letters of credit outstanding under the SERP.

On April 10, 2003, the Board of Directors of Foster Wheeler Ltd. approved changes to our U.S. employee benefits program, including the pension, postretirement medical, and 401(k) plans. The changes were made following a review of our U.S. employee benefits, which assessed our benefit program against that of the marketplace and our competitors.

The principal changes consist of the following: the U.S. pension plan was frozen as of May 31, 2003, which means participants will not be able to increase the amount earned under the terms of the plan; the postretirement medical plan was frozen and will be available on a subsidized premium basis only to currently active employees who reached the age of 40 on May 31, 2003; and the 401(k) plan was enhanced to increase the level of employer matching contribution. We believe the net effect of these changes improves our financial condition through reduced costs and reduced cash outflow in future years.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pensions and Other Postretirement Benefits — (Continued)

Our U.S. subsidiaries have a 401(k) plan for salaried employees. We contributed a 100% match of the first 3% and a 50% match of the next 3% of base pay of employee contributions, subject to the annual IRS limit, which amounted to a cost of $2,813, $3,317 and $4,066 in 2005, 2004 and 2003, respectively. The 401(k) plan has a provision for a discretionary employer contribution, equal to 50% of the second 3% of an employee’s contribution or a maximum of 1.5% of base salary. This discretionary employer contribution is tied to meeting our performance targets for an entire calendar year and having the contribution approved by the Board of Directors.

Effective April 1, 2003, our U.K. subsidiaries commenced a defined contribution plan for salaried employees. Under the defined contribution plan, amounts are credited as a percentage of earnings which percentage can be increased within prescribed limits after five years’ membership of the fund if matched by the employee. At termination (up to two years’ service only), an employee may receive the balance in the account. Otherwise at termination or at retirement, an employee receives an annuity or a combination of lump-sum and annuity. Our U.K. subsidiaries contributed $479, $205 and $36 in 2005, 2004 and 2003, respectively, to the defined contribution plan.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pensions and Other Postretirement Benefits — (Continued)

The following chart contains the disclosures for our pension benefit obligation:

	For the Year Ended December 30, 2005				For the Year Ended December 31, 2004

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Projected Benefit Obligation (PBO):
PBO at beginning of year	$334,913	$631,103	$23,174	$989,190	$311,102	$548,680	$20,437	$880,219
Service cost	—	16,274	233	16,507	—	17,859	254	18,113
Interest cost	18,579	31,953	1,349	51,881	17,867	30,365	1,222	49,454
Plan participants’ contributions	—	7,684	—	7,684	—	8,107	—	8,107
Actuarial loss/(gain)	18,274	121,487	3,463	143,224	29,733	(632)	903	30,004
Benefits paid	(21,689)	(24,820)	(1,902)	(48,411)	(21,847)	(23,360)	(1,681)	(46,888)
Special termination benefits/other	(84)	(195)	—	(279)	(1,942)	778	—	(1,164)
Foreign currency exchange rate changes	—	(72,609)	1,125	(71,484)	—	49,306	2,039	51,345

PBO at end of year	$349,993	$710,877	$27,442	$1,088,312	$334,913	$631,103	$23,174	$989,190

Plan Assets:
Fair value of plan assets at beginning of year	$223,498	$494,802	$19,288	$737,588	$194,035	$396,062	$17,927	$608,024
Actual return on plan assets	20,914	96,293	1,686	118,893	24,712	47,272	1,395	73,379
Employer contributions	26,744	27,188	990	54,922	29,245	28,510	—	57,755
Plan participants’ contributions	—	7,684	—	7,684	—	8,107	—	8,107
Benefits paid	(21,689)	(24,820)	(1,902)	(48,411)	(21,847)	(23,360)	(1,681)	(46,888)
Other	(2,977)	(191)	—	(3,168)	(2,647)	867	(70)	(1,850)
Foreign currency exchange rate changes	—	(56,197)	859	(55,338)	—	37,344	1,717	39,061

Fair value of plan assets at end of year	$246,490	$544,759	$20,921	$812,170	$223,498	$494,802	$19,288	$737,588

Funded Status:
Funded status	$(103,503)	$(166,118)	$(6,521)	$(276,142)	$(111,415)	$(136,301)	$(3,886)	$(251,602)
Unrecognized net actuarial loss	142,718	264,729	10,244	417,691	129,708	246,371	7,170	383,249
Unrecognized prior service cost	—	5,329	992	6,321	—	7,623	1,050	8,673
Adjustment for the minimum liability	(142,718)	(149,320)	(7,503)	(299,541)	(129,708)	(141,423)	(6,023)	(277,154)
Foreign currency exchange rate changes	—	(15,764)	(2,047)	(17,811)	—	(34,063)	(1,655)	(35,718)

Accrued benefit cost	$(103,503)	$(61,144)	$(4,835)	$(169,482)	$(111,415)	$(57,793)	$(3,344)	$(172,552)

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pensions and Other Postretirement Benefits — (Continued)

The following chart contains the disclosures for our net periodic benefit cost:

	For the Year Ended December 30, 2005				For the Year Ended December 31, 2004				For the Year Ended December 26, 2003

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Net Periodic Benefit Cost:
Service cost	$—	$16,274	$233	$16,507	$—	$17,859	$254	$18,113	$1,565	$12,835	$236	$14,636
Interest cost	18,579	31,953	1,349	51,881	17,867	30,365	1,222	49,454	19,062	26,622	1,177	46,861
Expected return on plan assets	(18,028)	(35,269)	(1,412)	(54,709)	(15,603)	(31,081)	(1,315)	(47,999)	(14,356)	(23,179)	(1,301)	(38,836)
Amortization of transition asset	—	(69)	82	13	—	(68)	76	8	—	—	71	71
Amortization of prior service cost	—	1,677	16	1,693	—	1,686	15	1,701	182	1,446	15	1,643
Other	5,299	14,522	535	20,356	4,059	17,705	430	22,194	11,795	19,886	425	32,106

SFAS No. 87 net periodic benefit cost	5,850	29,088	803	35,741	6,323	36,466	682	43,471	18,248	37,610	623	56,481
SFAS No. 88 cost*	56	—	—	56	1,390	—	—	1,390	1,108	—	—	1,108

Total net periodic benefit cost	$5,906	$29,088	$803	$35,797	$7,713	$36,466	$682	$44,861	$19,356	$37,610	$623	$57,589

Weighted-Average Assumptions-Net Periodic Benefit Cost:
Discount rate	5.48%	5.44%	6.00%		6.00%	5.45%	6.00%		6.00%	5.60%	6.25%
Long-term rate of return	8.00%	7.32%	7.50%		8.00%	7.34%	8.00%		8.50%	7.50%	8.00%
Salary scale	0.00%	3.33%	4.00%		0.00%	3.04%	5.00%		4.00%	3.30%	5.00%
Weighted-Average Assumptions-Benefit Obligations:
Discount rate	5.45%	4.83%	4.79%		5.48%	5.43%	6.00%		6.00%	5.40%	6.00%
Salary scale	0.00%	3.32%	4.00%		0.00%	3.32%	4.00%		0.00%	3.00%	5.00%

*
Charges were recorded in accordance with the provisions of SFAS No. 88, “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” related to (i) the settlement in 2005 and 2004 of obligations to former executives under the Supplemental Executive Retirement Plan of $56 and $1,390, respectively; and (ii) the impact in 2003 of the freezing of the U.S. pension plans, the mothballing of a U.S. manufacturing facility of $900 and employee terminations as part of the workforce reduction of $100.

Plan measurement date

The measurement date for all of our defined benefit plans is December 31 of each year for both plan assets and obligations.

Accumulated benefit obligation

The accumulated benefit obligation (“ABO”) of our defined benefit plans aggregated $985,600 and $915,100 at December 30, 2005 and December 31, 2004, respectively. We have recorded a net cumulative charge to other comprehensive loss for the years 2000 through 2005 due to the ABO exceeding the fair value of plan assets.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pensions and Other Postretirement Benefits — (Continued)

Investment policy

Each of our pension plans is governed by a written investment policy.

The investment policy of the U.S. plans allocates assets in accordance with the policy guidelines. These guidelines identify target, maximum and minimum allocations by asset class. The target allocation is 72.5% equities and 27.5% fixed-income securities. The minimum and maximum allocations are: 62.5% to 77.5% equities, 22.5% to 32.5% bonds and 0% to 5% cash. We are currently reviewing the investment policy to ensure that the investment strategy is aligned with plan liabilities and projected plan benefit payments.

The investment policy of the U.K. plan is designed to improve the ongoing funding level of the plan while gradually, over time, changing the mix of investment allocation between equities and bonds to more fully match the liabilities of the plan. The bond and equity allocations range from 40% bonds and 60% equities to 50% bonds and 50% equities, depending on the funding level.

The investment policy of the Canadian plan uses a balanced approach and allocates investments in pooled funds in accordance with the policy’s asset mix guidelines. These guidelines identify target, maximum and minimum allocations by asset class. The target allocation is 45% bonds, 50% equities and 5% cash. The minimum and maximum allocations are: 42.5% to 57.5% equities, 40% to 50% bonds and 2.5% to 7.5% cash.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pensions and Other Postretirement Benefits — (Continued)

Long-term rate of return assumptions

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. We annually review and adjust, if required, the long-term rate of return for our pension plans. The weighted-average expected long-term rate of return on plan assets has declined from 7.83% to 7.53% over the past three years.

	For the Year Ended

	December 30, 2005	December 31, 2004

Asset Allocation by Plan:
United States
U.S. equities	52%	53%
Non-U.S. equities	18%	26%
U.S. fixed-income securities	27%	20%
Non-U.S. fixed-income securities	0%	0%
Other	3%	1%

Total	100%	100%

United Kingdom
U.K. equities	37%	38%
Non-U.K. equities	26%	25%
U.K. fixed-income securities	37%	37%
Non-U.K. fixed-income securities	0%	0%
Other	0%	0%

Total	100%	100%

Canada
Canadian equities	22%	23%
Non-Canadian equities	28%	29%
Canadian fixed-income securities	43%	43%
Non-Canadian fixed-income securities	0%	0%
Other	7%	5%

Total	100%	100%

Contributions

We expect to contribute a total of approximately $24,800 to our U.S. pension plans and approximately $29,800 to our foreign pension plans in 2006. The contributions to the U.S. pension plans are expected to approximate $18,700 in 2007, $15,200 in 2008, $6,200 in 2009 and essentially zero each year thereafter.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pensions and Other Postretirement Benefits — (Continued)

Estimated future benefit payments

We expect to make the following benefit payments:

	United States	United Kingdom	Canada	Total

2006	$21,313	$20,124	$1,756	$43,193
2007	21,418	21,983	1,832	45,233
2008	21,761	24,406	1,874	48,041
2009	21,933	26,941	1,871	50,745
2010	22,025	28,668	1,869	52,562
2011-2015	114,490	188,659	9,600	312,749

Other Postretirement Benefits — In addition to providing pension benefits, some of our subsidiaries provide certain health care and life insurance benefits for retired employees (“other postretirement benefits”). Employees may become eligible for these other postretirement benefits if they qualify for and commence normal or early retirement pension benefits as defined in the pension plan while working for Foster Wheeler. Certain benefits are provided through insurance companies. Additionally, some of our subsidiaries also have a plan, which provides coverage for an employee’s beneficiary upon the death of the employee.

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

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pensions and Other Postretirement Benefits — (Continued)

The following chart contains the disclosures for our other postretirement benefit obligation:

	For the Year Ended

	December 30, 2005	December 31, 2004

Accumulated Postretirement Benefit Obligation (APBO):
APBO at beginning of year	$87,276	$94,906
Service cost	205	323
Interest cost	4,345	5,119
Plan participants’ contributions	3,053	2,707
Actuarial (gain)/loss	(1,319)	(6,479)
Benefits paid	(9,678)	(10,369)
Other	—	983
Foreign currency exchange rate changes	46	86

APBO at end of year	$83,928	$87,276

Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	9,678	10,369
Benefits paid	(9,678)	(10,369)

Fair value of plan assets at end of year	$—	$—

Funded Status:
Funded status	$(83,928)	$(87,276)
Unrecognized net actuarial loss	35,276	38,743
Unrecognized prior service cost	(53,070)	(57,824)

Accrued benefit cost	$(101,722)	$(106,357)

The following chart contains the disclosures of our net periodic postretirement benefit cost:

	For the Year Ended

	December 30, 2005	December 31, 2004	December 26, 2003

Net Periodic Postretirement Benefit Cost:
Service cost	$205	$323	$741
Interest cost	4,345	5,119	9,205
Amortization of prior service cost	(4,760)	(4,745)	(1,485)
Other	2,158	2,244	(3,340)

Net periodic postretirement benefit cost	$1,948	$2,941	$5,121

Weighted-Average Assumptions—
Net Periodic Postretirement Benefit Cost:
Discount rate	5.31%	6.00%	6.63%
Weighted-Average Assumptions—
Accumulated Postretirement Benefit Obligation:
Discount rate	5.38%	5.31%	6.00%

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pensions and Other Postretirement Benefits — (Continued)

Health-care cost trend:	Pre-Medicare Eligible	Medicare Eligible

2005	9.00%	10.50%
2006	8.50%	10.00%
Decline to 2016	5.00%	5.00%

Assumed health-care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease

Effect on total of service and interest cost components	$205	$(177)
Effect on accumulated postretirement benefit obligations	$5,041	$(4,328)

Plan measurement date

The measurement date for our other postretirement benefit plans is December 31 of each year for obligations.

Contributions

We expect to contribute a total of approximately $7,185 to our other postretirement benefit plans in 2005, net of the health care subsidy.

Estimated future benefit payments

We expect to pay the following other postretirement benefit payments:

	Other Benefits	Health Care Subsidy	Other Benefits, Net of Subsidy

2006	$8,648	$1,463	$7,185
2007	8,928	1,601	7,327
2008	9,034	1,749	7,285
2009	9,134	1,886	7,248
2010	9,173	2,018	7,155
2011-2015	43,806	11,988	31,818

Other Benefits — Certain of our foreign subsidiaries participate in government-mandated indemnity and postretirement programs for their employees. Liabilities of $34,845 and $32,650 were recorded within pension, postretirement and other employee benefits on the consolidated balance sheet at December 30, 2005 and December 31, 2004, respectively, related to such benefits.

We also have a benefit plan, referred to as the Survivor Income Plan, accounted for under SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” which was designed to provide coverage for an employee’s beneficiary upon the death of the employee; this plan has been closed to new entrants since 1988. Total liabilities under this plan, which is also recorded within pension, postretirement and other employee benefits on the consolidated balance sheet, were $23,300 and $23,572 as of December 30, 2005 and December 31, 2004, respectively. Benefit assets reflecting primarily the cash surrender value of insurance policies purchased to cover obligations under the Survivor Income Plan totaled $5,285 and $6,351 as of December 30, 2005 and December 31, 2004, respectively. Such benefit assets are recorded in other assets on the consolidated balance sheet.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

10. Guarantees and Warranties

We have provided indemnifications to third parties relating to businesses and/or assets that we previously owned. Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by us prior to the sale.

	Maximum Potential Payment	Carrying Amount of Liability as of December 30, 2005	Carrying Amount of Liability as of December 31, 2004

Environmental indemnifications	No limit	$8,100	$5,300
Tax indemnifications	No limit	$—	$—

We provide for warranty and project execution reserves on certain of our long-term contracts. Generally, warranty reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

	For the Year Ended

	December 30, 2005	December 31, 2004	December 26, 2003

Balance at beginning of year	$94,500	$131,600	$81,900
Accruals	24,800	25,800	72,800
Settlements	(12,600)	(32,800)	(13,800)
Adjustments to provisions	(43,500)	(30,100)	(9,300)

Balance at end of year	$63,200	$94,500	$131,600

11. Financial Instruments and Risk Management

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Cash and Short-term Investments — The carrying value of our short-term investments approximates fair value because of the short-term maturity of these instruments.

Long-term Debt — We estimate the fair value of our long-term debt (including current installments) based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities.

Foreign Currency Contracts — We estimate the fair value of foreign currency contracts (which are used for hedging purposes) by obtaining quotes from brokers. We are exposed to market risks from fluctuations in foreign exchange rates. We utilize financial instruments to reduce this risk. We do not hold or issue financial instruments for trading purposes. We are exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies) (see Notes 2 and 15).

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

11. Financial Instruments and Risk Management — (Continued)

Carrying Amounts and Fair Values — The estimated fair values of our financial instruments are as follows:

	December 30, 2005		December 31, 2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$350,669	$350,669	$317,342	$317,342
Restricted cash	21,994	21,994	72,844	72,844
Long-term debt	(312,342)	(318,841)	(567,003)	(570,586)
Notes payable to affiliate	(3,070)	(2,732)	(3,070)	(2,732)
Notes payable to affiliate	(211,971)	—	(206,930)	—
Derivatives:
Foreign currency contracts	(3,514)	(3,514)	419	419

We are contingently liable for performance under standby letters of credit, bank guarantees and surety bonds totaling $551,900 and $559,900 as of December 30, 2005 and December 31, 2004, respectively. These balances include the standby letters of credit issued under the senior credit agreement discussed in Note 8. Based upon past experience, no material claims have been made against these financial instruments. We do not expect any material losses to result from these off-balance-sheet instruments and, therefore, we believe the fair value of these instruments is zero. It is not practicable to estimate the fair value of the Company’s intercompany debt of $211,971 at December 30, 2005 and $206,930 at December 31, 2004 as there is no market value for this type of instrument.

As of December 30, 2005, we had $165,827 of foreign currency contracts outstanding. These foreign currency contracts mature between 2006 and 2009. The contracts have been established by our various international subsidiaries to sell a variety of currencies, and receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents and trade receivables. We place our cash equivalents with financial institutions and we limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base and their dispersion across different business and geographic areas. As of December 30, 2005 and December 31, 2004, we had no significant concentrations of credit risk. We issued a third-party financial guarantee totaling $2,750 at December 30, 2005 and December 31, 2004 with respect to a partnership interest in a commercial real estate project.

12. Restricted Stock Plan

On October 6, 2004, management was issued 1,883,745 restricted share awards in accordance with a Management Restricted Stock Plan, of which 1,351,846 were in the form of restricted shares and 531,899 were in the form of restricted share units. The restricted shares have immediate voting rights and the restricted share units will give the holders voting rights upon vesting. The restricted awards provide that issued shares may not be sold or otherwise transferred until restrictions lapse. One third of the restricted awards vested in the fourth quarter of 2005 and the balance are scheduled to vest during the fourth quarter of 2006. The grant date fair value of the restricted common share awards issued to management was $9.20 per share.

On August 8, 2005, one of our senior executives was issued 20,000 restricted share units in accordance with the Management Restricted Stock Plan. One-third of the award vested in the fourth quarter of 2005 and

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

12. Restricted Stock Plan — (Continued)

the balance is scheduled to vest in the fourth quarter of 2006. The grant date fair value of the restricted common share award was $23.20 per unit.

On October 10, 2005, one of our senior executives was issued 17,417 restricted shares in accordance with an inducement award. One-third of the award vested in the fourth quarter of 2005 and the balance is scheduled to vest in the fourth quarter of 2006. The grant date fair value of the award was $29.30 per share.

Upon issuance of the restricted common share awards, unearned compensation equivalent to the market value of the common shares on the date of grant was recorded as a part of Foster Wheeler Ltd. shareholders’ deficit, with a corresponding offset to common shares and paid-in capital. Unearned compensation will be amortized to compensation expense over the appropriate vesting period of each grant. The total unearned compensation recorded upon issuance of the restricted awards was $1,230 and $17,609 in 2005 and 2004, respectively. The related compensation expense recorded in 2005 and 2004 was $8,769 and $1,712, respectively.

13. Stock Option Programs

On September 10, 2004, the Board of Directors of Foster Wheeler Ltd. adopted the 2004 Stock Option Plan (the “2004 Plan”), which reserves 56,421 preferred shares for issuance. The options granted under the 2004 Plan expire up to a maximum of 10 years from the date granted. On October 6, 2004, management was issued options under the 2004 Plan to purchase 43,103 preferred shares at an exercise price of $9.378 per common share. Such options expire on October 5, 2007. One third of the options issued to management vested in the fourth quarter of 2005, and the balance are scheduled to vest during the fourth quarter of 2006.

On November 29, 2004, each option under the 2004 Plan to purchase preferred shares granted to management mandatorily converted to an option to purchase 65 common shares at an exercise price of $9.378 per common share.

On August 8, 2005, one of our senior executives was issued options under the 2004 Plan to purchase 169,000 common shares at an exercise price of $23.20 per common share. Such options expire on August 7, 2008. One third of the options vested in the fourth quarter of 2005, and the balance is scheduled to vest during the fourth quarter of 2006.

On October 10, 2005, one of our senior executives was issued options under the 2004 Plan to purchase 52,165 common shares at an exercise price of $29.95 per common share. Such options expire on October 9, 2008. One third of the options vested in the fourth quarter of 2005, and the balance are scheduled to vest during the fourth quarter of 2006.

Under the 1995 Stock Option Plan approved by the shareholders of Foster Wheeler Ltd. in April 1995 and amended in April 1999 and May 2002, the total number of shares of common stock that may be granted is 265,000. The plan provides that shares granted come from the authorized but unissued or reacquired common stock of Foster Wheeler Ltd. The price of the options granted pursuant to the plan will not be less than 100% of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after 10 years from the date granted.

Foster Wheeler Ltd. also granted 65,000 inducement options at an exercise price of $99.70 in 2001 to its chief executive officer in connection with an employment agreement and a further 50,000 options at an exercise price of $32.80 in 2002 based upon an amendment to his employment agreement. The 2001 options vest 20% each year over the term of the agreement, while the 2002 options vest one-forty-eighth (1/48) on the date of grant and 1/48 on the first day of each successive month thereafter. The price of the options granted pursuant to these agreements was the fair market value on the date of the grant. The options granted under these agreements expire ten years from the date granted.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

13. Stock Option Programs — (Continued)

Foster Wheeler Ltd. also granted 12,750 inducement options at an exercise price of $29.80 to its president and chief executive officer of Foster Wheeler North America Corp. in connection with his employment agreement in 2002 and granted a further 5,000 inducement options at an exercise price of $24.10 to him in 2003. The 2002 options vest ratably over five years, while the 2003 options vest ratably over four years. The price of the options granted pursuant to these agreements was the fair market value on the date of the grant. The options granted under these agreements expire ten years from the date granted.

Information regarding these option plans for the years 2005, 2004 and 2003 is as follows (presented in actual number of shares):

	For the Year Ended

	December 30, 2005			December 31, 2004			December 26, 2003

	Shares	Weighted- Average Exercise Price		Shares	Weighted- Average Exercise Price		Shares	Weighted- Average Exercise Price

Options outstanding at beginning of year	3,182,910		$30.71	393,383		$196.00	410,055		$195.20
Options exercised	(127,945)		$9.38	—		$—	—		$—
Options granted	221,165		$24.95	2,801,704		$9.38	5,857		$24.00
Options canceled or expired	(36,579)		$303.53	(12,177)		$303.50	(22,529)		$136.00

Options outstanding at end of year	3,239,551		$28.19	3,182,910		$30.71	393,383		$196.00

Option price range at end of year	$9.38	to		$9.38	to		$23.40	to
	$881.25			$881.25			$881.25
Options available for grant at end of year	659,985			869,273			25,342

Weighted-average fair value of options granted during the year where exercise price was equal to stock price on grant date	$8.76			$3.30			$16.80

Weighted-average fair value of options granted during the year where exercise price was greater than stock price on grant date	$10.85			$—			$—

Weighted-average fair value of options granted during the year where exercise price was less than stock price on grant date	$—			$—			$—

Options exercisable at end of year	567,701			284,390			229,445

Weighted-average exercise price of exercisable options at end of year	$101.71			$230.60			$296.00

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

13. Stock Option Programs — (Continued)

The following table summarizes information about fixed-price stock options outstanding as of December 30, 2005:

			Options Outstanding			Options Exercisable

Range of Exercise Prices			Number Outstanding at December 30, 2005	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 30, 2005	Weighted- Average Exercise Price

$ 9.38	to	$9.38	2,673,759	1.76 years	$9.38	255,892	$9.38
23.20	to	32.80	375,344	4.31 years	27.71	130,617	32.21
99.70	to	127.50	98,037	5.50 years	105.22	85,037	106.06
163.13	to	200.00	22,900	4.19 years	186.28	17,950	167.46
270.00	to	301.25	30,650	3.14 years	282.74	30,650	282.74
552.50	to	738.75	35,975	1.54 years	640.38	35,975	640.38
843.75	to	881.25	11,579	0.04 years	846.50	11,579	846.50

$ 9.38	to	$881.25	3,248,244	2.19 years	$28.19	567,700	$101.71

14. Income Taxes

Below are the components of loss before income taxes for the years 2005, 2004 and 2003 under the following tax jurisdictions:

	For the Year Ended

	December 30, 2005	December 31, 2004	December 26, 2003

Domestic	$(229,379)	$(269,755)	$(155,538)
Foreign	162,536	34,655	45,993

Total	$(66,843)	$(235,100)	$(109,545)

The provision for income taxes on those losses was as follows:

	For the Year Ended

	December 30, 2005	December 31, 2004	December 26, 2003

Current tax expense:
Domestic	$(5,266)	$(7,597)	$(14,939)
Foreign	(28,850)	(47,616)	(31,887)

Total current	(34,116)	(55,213)	(46,826)

Deferred tax benefit/(expense):
Domestic	(2,845)	(569)	84
Foreign	(2,555)	2,660	(684)

Total deferred	(5,400)	2,091	(600)

Total provision for income taxes	$(39,516)	$(53,122)	$(47,426)

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

14. Income Taxes — (Continued)

Deferred tax assets (liabilities) consist of the following:

	December 30, 2005	December 31, 2004

Difference between book and tax depreciation	$(16,926)	$(2,717)
Pensions	48,428	41,771
Revenue recognition	—	11,716
Deferred tax on equity earnings	(15,563)	—
U.S. tax on foreign earnings	(16,500)	—
Current taxability of estimated costs to complete long-term contracts	15,623	20,658
Income currently taxable deferred for financial reporting	21,779	17,416
Expenses not currently deductible for tax purposes	54,643	33,348
Postretirement benefits other than pensions	32,769	36,269
Asbestos claims	68,654	33,077
Minimum tax credits	6,780	6,399
Foreign tax credits	12,833	19,440
Net operating loss carryforwards	89,809	64,283
Effect of write-downs and restructuring reserves	1,897	7,685
Other	(11,221)	9,890

Total	293,005	299,235
Valuation allowance	(260,101)	(234,432)

Net deferred tax assets	$32,904	$64,803

Foreign tax credit carryforwards are recognized based on their potential utilization and, if not used, will expire in 2012. As reflected above, we have recorded various deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the various credits. We believe that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. In prior periods we reduced our domestic and certain foreign tax benefits by a valuation allowance based upon available evidence that it was more likely than not that some or all of the deferred tax assets would not be realized. During the fourth quarter of 2005, we reversed the valuation allowance that we had previously established for one of our foreign operating units due to improved operational performance and positive evidence that deferred tax assets will be realized. In other jurisdictions, improved operational performance resulted in the reduction (less than full reversal) of valuation allowance. In addition, we decreased the valuation allowance to reflect the utilization of tax credits against the deferred tax liability set up on anticipated repatriations of foreign earnings. These three events combined to decrease the valuation allowance by $49,766. We also established a new valuation allowance for another of our foreign operating units due to the presence during the fourth quarter of 2005 of negative evidence that the deferred tax assets of this unit will not be realized. This resulted in an increase to the valuation allowance by $5,581. However, this net reduction was more than offset by the need to increase the net valuation allowance primarily in the U.S. where we continue to experience negative evidence that the deferred tax assets would not be realized. As a result, the valuation allowance increased by $25,669 in 2005. A valuation allowance is required under SFAS No. 109, “Accounting for Income Taxes,” when there is evidence of losses from operations in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided do not begin expiring until 2024 and beyond, based on the current tax laws.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

14. Income Taxes — (Continued)

As a result of the equity-for-debt exchange offers consummated in 2004 and 2005, we are subject to substantial limitations on the use of pre-exchange period losses and credits to offset U.S. federal taxable income in any post-exchange period.

As part of the overall reorganization that took place in May 2001, we transferred in December 2000, certain intangible rights to one of our subsidiaries. The gain on the transfer was reported as an intercompany deferred gain and is therefore eliminated in consolidation; for GAAP purposes, however, the transfer was subject to tax in the U.S. As required under SFAS No. 109, the U.S. tax charge on the gain was reported as a deferred charge in other assets on the consolidated balance sheet, which is being amortized to tax expense over 35 years.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:

	For the Year Ended

	December 30, 2005	December 31, 2004	December 26, 2003

Tax benefit at U.S. statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of Federal income tax benefit	5.4%	1.7%	6.8%
Adjustment to deferred tax assets — equity-for-debt exchange	0.0%	154.5%	0.0%
Valuation allowance	31.8%	(140.9)%	52.9%
Difference in estimated income taxes on foreign income and losses, net of previously provided amounts	(12.6)%	13.7%	15.1%
Deferred charge	2.8%	0.8%	1.7%
Nondeductible loss	32.1%	26.7%	0.0%
U.S. tax on foreign earnings	34.4	—	—
Other	0.2%	1.4%	1.8%

Total	59.1%	22.9%	43.3%

15. Derivative Financial Instruments

We operate on a worldwide basis. Our activities expose us to risks related to the effect of changes in foreign-currency exchange rates. We maintain a foreign-currency risk-management strategy that uses derivative instruments to protect us from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. We utilize foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the years 2005, 2004 and 2003, we did not meet the requirements for deferral under SFAS No. 133 and recorded pretax losses of $3,933, $2,900 and $5,160, respectively. These amounts were recorded in the following line items on the consolidated statement of operations and comprehensive loss.

	For the Year Ended

	December 30, 2005	December 31, 2004	December 26, 2003

Increase in cost of operating revenues	$3,711	$2,700	$5,270
Other deductions/(other income)	222	200	(110)

Total	$3,933	$2,900	$5,160

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

15. Derivative Financial Instruments — (Continued)

Amounts receivable (gains) or payable (losses) under foreign exchange contracts are recognized as deferred gains or losses and are included in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts.

We are exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies). As of December 30, 2005, $21,690 was owed to us by counterparties and $144,137 was owed by us to counterparties.

The maximum term over which we are hedging exposure to the variability of cash flows is 12 months.

16. Business Segments

We operate through two business groups, which also constitute separate reportable segments: our Global Engineering and Construction Group, which we refer to as our E&C Group, and our Global Power Group. Our Global E&C Group, which operates worldwide, designs, engineers and constructs upstream oil and gas processing facilities, oil refining, chemical and petrochemical, pharmaceutical, natural gas liquefaction facilities and receiving terminals, and related infrastructure, including power generation and distribution facilities. Our E&C Group provides engineering, project management and construction management services, and purchases equipment, materials and services from third-party suppliers and contractors. Our E&C Group owns one of the leading refinery residue upgrading technologies and hydrogen production processes used in oil refineries and petrochemical plants. Additionally, the E&C Group has experience with, and is able to work with, a wide range of refining, chemical and oil and gas processes owned by others. Our E&C Group performs international environmental remediation services, together with related technical, engineering, design and regulatory services. Our E&C Group is also involved in the development, engineering, construction and ownership of power generation facilities. Our E&C Group generates revenues from engineering and construction activities pursuant to long-term contracts spanning up to four years in duration, from operating activities pursuant to the long-term sale of project outputs, such as electricity, and from returns on its equity investments in various production facilities.

Our Global Power Group designs, manufactures, and erects steam generating and auxiliary equipment for electric power generating stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and municipal solid waste, waste wood, and low-Btu gases. Our circulating fluidized-bed boiler technology is recognized as one of the leading solid fired fuel technologies in the world. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment, selective non-catalytic recovery units, selective catalytic recovery units and low-NOx burners. We provide a broad range of site services relating to these products, including full plant construction, maintenance engineering, plant upgrading and life extension, and plant repowering. Our Global Power Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, our Global Power Group builds, owns and operates cogeneration, independent power production and waste-to-energy facilities, as well as facilities for the process and petrochemical industries. Our Global Power Group generates revenues from long-term engineering activities, supply of equipment and construction contracts, and from operating activities pursuant to the long-term sale of project outputs, such as electricity and steam, operating and maintenance agreements, and from returns on its equity investments in various production facilities.

We conduct our business on a global basis. Our E&C Group accounted for the largest portion of our operating revenues over the last ten years. In 2005, our E&C Group accounted for 67% of our total operating revenues; while our Global Power Group accounted for 33% of our total operating revenues.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

16. Business Segments — (Continued)

The geographic dispersion of our 2005 operating revenues, based upon location of the project, was as follows:

	E&C Group		Global Power Group			Total

	Operating Revenues	Percentage of Operating Revenues	Operating Revenues	Percentage of Operating Revenues	Corporate and Financial Services and Eliminations	Operating Revenues	Percentage of Operating Revenues

North America	$51,645	3.5%	$373,899	51.4%	$(17)	$425,527	19.3%
South America	24,120	1.6%	12,193	1.7%	—	36,313	1.7%
Europe	679,200	46.1%	189,502	26.0%	—	868,702	39.5%
Asia	162,732	11.1%	136,994	18.8%	—	299,726	13.6%
Middle East	282,723	19.2%	13,052	1.8%	—	295,775	13.4%
Other	271,528	18.5%	2,384	0.3%	—	273,912	12.5%

Total	$1,471,948	100.0%	$728,024	100.0%	$(17)	$2,199,955	100.0%

We use several financial metrics to measure the performance of our business segments. EBITDA is the primary earnings measure used by our chief decision makers.

No single customer represented 10% or more of operating revenues for 2005, 2004 or 2003.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

16. Business Segments — (Continued)

Identifiable assets by group are those assets that are directly related to and support the operations of each group. Corporate assets are principally cash, investments and real estate.

	Total		Engineering and Construction		Global Power Group		Corporate and Financial Services(1)

For the Year Ended December 30, 2005
Third-party revenues	$2,199,955		$1,471,948		$728,024		$(17)

EBITDA	$11,991	(2)	$165,629	(2)	$107,266	(2)	$(260,904	)(2)

Less: interest expense	(50,619)
Less: depreciation and amortization	(28,215)

Loss before income taxes	(66,843)
Provision for income taxes	(39,516)

Net loss	$(106,359)

Total assets	$1,894,645		$916,857		$1,023,094		$(45,306)
Capital expenditures	$10,809		$6,856		$3,642		$311

For the Year Ended December 31, 2004
Third-party revenues	$2,661,324		$1,672,082		$988,630		$612

EBITDA	$(107,789	)(3)	$135,548	(3)	$80,814(3)		$(324,151	)(3)

Less: interest expense	(94,556)
Less: depreciation and amortization	(32,755)

Loss before income taxes	(235,100)
Provision for income taxes	(53,122)

Net loss	$(288,222)

Total assets	$2,178,169		$1,000,971		$1,177,657		$(459)
Capital expenditures	$9,613		$5,724		$3,847		$42

For the Year Ended December 26, 2003
Third-party revenues	$3,723,815		$2,294,023		$1,427,364		$2,428

EBITDA	$21,444	(4)	$60,681	(4)	$146,209	(4)	$(185,446	)(4)

Less: interest expense	(95,415)
Less: depreciation and amortization	(35,574)

Loss before income taxes	(109,545)
Provision for income taxes	(47,426)

Net loss	$(156,971)

Capital expenditures	$12,870		$5,688		$6,582		$600

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.
(2)
Includes in 2005: a charge of $(113,700) in C&F on the revaluation of our estimated asbestos liability and asbestos insurance receivable; the regular re-evaluation of contract profit estimates of $99,600: $66,300 in E&C and $33,300 in Global Power; credit agreement costs in C&F associated with the previous senior credit facility of $(3,500); and an aggregate charge of $(58,300) in C&F recorded in conjunction with the trust preferred securities and 2011 senior notes exchange offers.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

16. Business Segments — (Continued)

(3)
Includes in 2004: a gain of $19,200 in E&C on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe; a loss of $(3,300) in E&C on the sale of 10% of our equity interest in a waste-to-energy project in Italy; the regular re-evaluation of contract profit estimates of $58,000: $98,700 in E&C and $(40,700) in Global Power; a charge of $(75,800) in C&F on the revaluation of asbestos insurance assets as a result of an adverse court decision in asbestos coverage allocation litigation; a net gain of $15,200 in C&F on the settlement of coverage litigation with certain asbestos insurance carriers; restructuring and credit agreement costs of $(17,200) in C&F; a net charge of $(175,100) in C&F recorded in conjunction with the 2004 equity-for-debt exchange; and charges for severance cost of $(5,700): $(2,900) in E&C, $(1,900) in Global Power and $(900) in C&F.

(4)
Includes in 2003: a $(15,100) impairment loss in C&F on the anticipated sale of a domestic corporate office building; a $16,700 gain in E&C on the sale of certain assets of Foster Wheeler Environmental Corporation; a gain of $4,300 in Global Power on the sale of waste-to-energy plant; the re-evaluation of project claim estimates and contract cost estimates of $(30,800): $(33,900) in E&C and $3,100 in Global Power; a provision for asbestos claims of $(68,100) in C&F; restructuring and credit agreement costs of $(42,600) in C&F and $(1,000) in E&C; and charges for severance cost of $(15,900): $(6,600) in E&C, $(6,700) in Global Power and $(2,600) in C&F.

	For the Year Ended

	December 30,	December 31,	December 26,
Equity earnings in unconsolidated subsidiaries:	2005	2004	2003

Engineering and Construction Group	$24,527	$16,885	$12,911
Global Power Group	5,409	9,041	7,950
Corporate and Financial Services	(88)	(316)	(407)

Total	$29,848	$25,610	$20,454

	December 30,	December 31,
Investments and advances in unconsolidated subsidiaries:	2005	2004

Engineering and Construction Group	$108,512	$93,318
Global Power Group	58,208	61,410
Corporate and Financial Services	1,473	3,596

Total	$168,193	$158,324

Revenues as presented below are based on the country in which the contracting subsidiary is located.

	For the Year Ended

	December 30,	December 31,	December 26,
Geographic concentration of operating revenues:	2005	2004	2003

United States	$451,532	$525,614	$976,818
Europe	1,557,965	1,900,889	2,491,680
Canada	13,508	35,895	67,459
Asia	164,705	165,416	173,946
South America	12,262	38,630	14,549
Corporate and Financial Services, including eliminations	(17)	(5,120)	(637)

Total	$2,199,955	$2,661,324	$3,723,815

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

16. Business Segments — (Continued)

	December 30,	December 31,
Long-lived assets:	2005	2004

United States	$235,218	$245,985
Europe	188,982	188,810
Canada	537	887
Asia	22,482	23,012
South America	57,410	60,582
Corporate and Financial Services, including eliminations	37,284	40,855

Total	$541,913	$560,131

Long-lived assets as presented below are based on the country in which the contracting subsidiary is located.

Operating revenues by industry were as follows:

	For the Year Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

Power generation	$915,786	$1,164,672	$1,731,339
Oil refining	444,830	773,758	973,640
Pharmaceutical	149,867	335,363	300,507
Upstream oil and gas	327,058	216,451	280,412
Chemical/petrochemical	228,971	171,091	204,738
Power production	116,303	112,526	167,594
Environmental	43,346	78,891	124,724
Eliminations and other	(26,206)	(191,428)	(59,139)

Total operating revenues	$2,199,955	$2,661,324	$3,723,815

17. Sale of Certain Business Assets

On March 7, 2003, we sold certain assets of our wholly owned subsidiary, Foster Wheeler Environmental Corporation, for sales proceeds then approximating $72,000. We recognized a gain of $15,300 on the sale, which was recorded in other income on the consolidated statement of operations and comprehensive loss, in the first quarter of 2003. We also retained $8,000 of cash on hand at the time of the asset sale. The sale proceeds were subject to adjustment based on a net worth calculation to be finalized subsequent to the sale. During the third quarter 2003, we agreed with the buyer on a final net worth calculation that resulted in us returning $4,500 of the sales proceeds to the buyer over a six-month time period. A total of $3,000 was returned by year-end 2003 and $1,500 was paid in February 2004. The net worth agreement had no impact on the pretax gain previously disclosed. With the payment in February 2004, all transactions related to the sale have been concluded.

On March 31, 2003, we sold our interest in a corporate office building for net proceeds of approximately $7,900, which approximated the value of our investment. With the completion of this transaction, $1,445 of the net proceeds was used to prepay principal outstanding under our previous senior credit facility in accordance with the terms of the facility.

In 2004, we sold a domestic corporate office building for net cash proceeds of $16,400, which approximated carrying value. Of this amount, 50% was prepaid to our previous senior credit facility’s lenders in the second quarter of 2004. We previously recorded an impairment loss of $15,100 on this building in

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

17. Sale of Certain Business Assets — (Continued)

2003 in anticipation of a sale, in accordance with SFAS No. 144. The loss was recorded in other deductions on the consolidated statement of operations and comprehensive loss.

In 2004, we sold minority equity interests in special-purpose companies established to develop power plant projects in Europe. We recorded an aggregate gain on the sales of $19,200 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive loss.

In 2004, we also entered into a binding agreement to sell 10% of our equity interest in a waste-to-energy project in Italy; such sale closed in April 2005. We recorded a loss on the sale of $3,300 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive loss.

18. Operating Leases

Certain of our subsidiaries are obligated under operating lease agreements primarily for office space. In many instances, our subsidiaries retain the right to sub-lease the office space. Rental expense for these leases was $32,601 in 2005, $34,048 in 2004 and $34,117 in 2003. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2006	$31,484
2007	25,840
2008	22,495
2009	20,683
2010	20,723
Thereafter	209,587

$330,812

We entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the United Kingdom in 1999. In connection with these transactions, we recorded deferred gains, which are being amortized to income over the term of the respective leases. The amortization was $4,124, $4,135 and $3,622 for the years 2005, 2004 and 2003, respectively. As of December 30, 2005 and December 31, 2004, the balance of the deferred gains was $64,255 and $76,383, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheet. The year-over-year decrease in the deferred gain balance was primarily due to a change in foreign currency translation rates.

19. Litigation and Uncertainties

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

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

19. Litigation and Uncertainties — (Continued)

United States

A summary of U.S. claim activity for the three years ended December 30, 2005 is as follows:

	Number of Claims

	For the Year Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

Open claims at beginning of year	167,760	170,860	139,800
New claims	14,340	17,870	48,260
Claims resolved	(17,280)	(20,970)	(17,200)

Open claims at end of year	164,820	167,760	170,860
Claims not valued in the liability (1)	(62,560)	(34,910)	(23,320)

Open claims valued in liability at end of year	102,260	132,850	147,540

(1)	Claims not valued in the liability include claims six or more years old that are considered abandoned, claims on certain inactive court dockets, and certain other claims.

The amount spent on asbestos litigation, defense, and case resolution was $83,800 in 2005, $100,200 in 2004 and $73,600 in 2003. We funded $12,400 of the 2005 payments, while all remaining amounts were reimbursed from insurance coverage. Through December 30, 2005, total indemnity costs paid, prior to insurance recoveries, were approximately $510,800 and total defense costs paid were approximately $136,500. The overall average combined indemnity and defense cost per resolved claim since 1993 was approximately $2.2. The average cost per resolved claim is increasing and we believe will continue to increase in the future.

As of December 30, 2005, we had the following asbestos-related assets and liabilities recorded on our consolidated balance sheet:

	December 30, 2005	December 31, 2004

Asbestos-related assets recorded within:
Accounts and notes receivable-other	$24,200	$95,000
Asbestos-related insurance recovery receivable	295,800	290,500

Total asbestos-related assets	$320,000	$385,500

Asbestos-related liabilities recorded within:
Accrued expenses	$75,000	$75,000
Asbestos-related liability	441,000	405,000

Total asbestos-related liabilities	$516,000	$480,000

As of December 30, 2005, total asbestos-related liabilities were comprised of an estimated liability of $223,700 relating to open (outstanding) claims being valued and an estimated liability of $292,300 relating to future unasserted claims.

In 2004, we retained, through counsel, Analysis Research Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to work with us to estimate the amounts of asbestos-related indemnity and defense costs for the following 15- year period. We consult ARPC at the end of each quarter regarding this estimate. ARPC reviewed our asbestos indemnity payments, defense costs and claims activity during 2005 and compared them to our 15-year forecast prepared in 2004.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

19. Litigation and Uncertainties — (Continued)

In 2005, the number of mesothelioma claims filed against us was significantly higher than forecast. In addition, the average indemnity amounts we paid for both mesothelioma and non-mesothelioma claims were significantly higher than forecast. These factors increase indemnity costs but were partially offset by significantly higher than forecasted rates of dismissals of claims with zero indemnity payments.

Based on their review of 2005 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability over the next 15 years be updated as of year-end 2005. Accordingly, we worked with ARPC to develop a revised estimate of our indemnity and defense costs through 2020. At year-end, we increased our liability for asbestos indemnity and defense costs through 2020 to $516,000, which brings our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and asset, we recorded a loss of $113,700 in the fourth quarter of 2005.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type, such as mesothelioma, lung cancer or non-malignancies, and the breakdown of known and future claims into disease type, such as mesothelioma, lung cancer or non-malignancies. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity liability are estimated to be incurred through the year 2020, during which period new claims are forecasted to decline from year to year. We believe that it is likely that there will be new claims filed after 2020, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after 2020. Historically, defense costs have represented approximately 21% of total defense and indemnity costs.

The asbestos-related asset amount recorded within accounts and notes receivable-other reflects amounts due in 2006 under executed settlement agreements with insurers and does not include any estimate for future settlements. The amount recorded as asbestos-related insurance recovery receivable includes an estimate of recoveries from unsettled insurers based upon assumptions relating to cost allocation, the application of New York law, and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers.

Since 2003, we have used an outside consultant to assist us in the estimation of our asbestos insurance asset. In 2005, we retained, through counsel, Peterson Risk Consulting, nationally recognized experts in the estimation of insurance recoveries, to review our prior estimate of the value of the unsettled insurance asset and assist in the current estimation of our primary and unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimate, and allocation methodology assumptions we provided them, Peterson Risk Consulting provided an analysis of the unsettled insurance asset. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset. As of December 30, 2005, we estimate the value of our asbestos insurance asset contested by our subsidiaries’ insurers in ongoing litigation as $115,000. The litigation relates to the proper allocation of the coverage liability among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.

An adverse outcome in the pending insurance litigation described above could significantly limit our insurance recoveries. However, a favorable outcome in all or part of the litigation could significantly increase available insurance recoveries above our current estimate. In this regard, on January 10, 2005, a New York state trial court entered an order finding that New York, rather than New Jersey, law applies in the litigation described above regarding the allocation of liability for asbestos-related personal injury claims among our subsidiaries and their various insurers. Prior to entry of the New York court order, we had calculated estimated insurance recoveries applying New Jersey law. The application of New York, rather than New Jersey, law would result in our subsidiaries realizing lower insurance recoveries. Thus, as a result of this

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

19. Litigation and Uncertainties — (Continued)

decision and other factors, we estimated our insurance asset assuming application of New York law and we recorded a charge to earnings in the fourth quarter of 2004 of approximately $75,800 and reduced the year-end 2004 carrying value of our probable insurance recoveries by a similar amount. Unless this decision is reversed, we expect that we will be required to fund a portion of our asbestos liabilities from our own cash. The amount and timing of these funding requirements will be dependent upon, among other things, litigated or negotiated resolution of the various disputes with our insurers with whom we have not yet settled. On February 16, 2005, our subsidiaries filed an appeal of this decision to a higher court. Our appeal is currently pending and there can be no assurances as to the timing or the outcome. If New Jersey law were applied and if we were to prevail on the issues being litigated, our asbestos insurance asset could increase significantly. If we prevail in whole or in part in the litigation, we will re-value our asset based on the asbestos liability estimated at that time.

Even if the coverage litigation is resolved in a manner favorable to us, our recoveries may be limited by insolvencies among our insurers. We have not assumed recovery in the estimate of our asbestos insurance asset from any of our currently insolvent insurers. Other insurers may become insolvent in the future and our insurers also may fail to reimburse amounts owed to us on a timely basis. Any failure to realize expected insurance recoveries, and any delays in receiving from our insurers amounts owed to our subsidiaries, will have a material adverse effect on our financial condition, results of operations and cash flow.

The pending coverage litigation and active negotiations with other insurers is continuing.

Our subsidiaries have entered into several settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. We intend to continue to attempt to negotiate additional settlements where achievable on a reasonable basis in order to minimize the amount of future costs that we would be required to fund out of our cash flow. If we cannot achieve settlements in amounts necessary to cover our future costs, we may continue to fund a portion of future costs, which may reduce our cash flow and our working capital, and may adversely affect our liquidity.

Should there be a change in the estimated asbestos liability, the impact on expense would be dependent upon available insurance recoveries. Assuming no change to the assumptions used to estimate our insurance asset at December 30, 2005, a change in the estimated liability of plus or minus 25% would result in a nearly equal change in the statement of operations and long-term cash flow.

We funded $12,400 of asbestos liabilities from our cash flow in 2005. While we expect active settlement negotiations with unsettled insurers to continue during 2006, we may determine that the appropriate course of action is to continue to fund a portion of our asbestos liabilities during 2006 while the coverage litigation and settlement negotiations continue. If we elect to continue this course of action, we may spend from our cash flow up to $51,000 in 2006. This estimate assumes no additional settlements with insurance companies and is considered in our liquidity forecast.

Proposed asbestos trust fund legislation has recently been considered in the U.S. Senate. This proposed legislation, should it become law in its present form, would alter our payment obligations. We would be required to fund approximately $19,250 per year for 30 years and thus such legislation could have a material adverse impact on our financial condition, results of operations and long-term cash flow. We remain part of a consortium of companies actively lobbying against the enactment of such proposed legislation, as currently drafted.

The estimate of the liabilities and assets related to asbestos claims and recoveries is subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainties

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

19. Litigation and Uncertainties — (Continued)

as to the ultimate number and type of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies with asbestos claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. As occurred in 2005, increases in the number of claims filed or costs to resolve those claims will cause us to increase further the estimates of the costs associated with asbestos claims and could have a material adverse effect on our financial condition, results of operations, and cash flows.

United Kingdom

Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 747 claims have been brought against our U.K. subsidiaries of which 306 remained open at December 30, 2005. None of the settled claims has resulted in material costs to us.

As of December 30, 2005, we had recorded total liabilities of $26,200 comprised of an estimated liability relating to open (outstanding) claims of $3,100 and an estimated liability relating to future unasserted claims of $23,100. Of the total, $1,000 is recorded in accrued expenses and $25,200 is recorded in asbestos-related liability on the consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $1,000 is recorded in accounts and notes receivable-other, and $25,200 is recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The liability and asset estimates are based on a recent U.K. court of appeal ruling that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. Should this ruling change, the asbestos liability and asset recorded in the U.K. would approximate $66,200.

Project Claims

In the ordinary course of business, we are parties to litigation involving clients and subcontractors arising out of project contracts. Such litigation includes claims and counterclaims by and against us for canceled contracts, for additional costs incurred in excess of current contract provisions, as well as for back charges for alleged breaches of warranty and other contract commitments. If we were found to be liable for any of the claims/counterclaims against us, we would have to incur a write-down or charge against earnings to the extent a reserve had not been established for the matter in our accounts. Amounts ultimately realized on claims/counterclaims by us could differ materially from the balances, if any, included in our financial statements, resulting in a charge against earnings to the extent profit has already been accrued on a project contract.

In addition to the matters described above, arbitration has been commenced against us arising out of a compact CFB boiler that we engineered, supplied and erected for a client in Asia. In addition to claims for damages for breach of contract, the client is seeking to rescind the contract based upon alleged material misrepresentations by us. If such relief were granted, we could be compelled to reimburse the client for the purchase price paid (approximately $25,700), in addition to other damages, which have not yet been quantified. We are vigorously defending the case and have counterclaimed for unpaid receivables (approximately $5,200), plus interest, for various breaches and non-performance by the client. Due to its age, a reserve for the full amount of the receivable was taken prior to the arbitration. The case is in the initial stages of discovery and a final award is not expected until 2007. Based upon our investigation and the proceedings to date, there appear to be valid defenses to the claim. However, it is premature to predict the outcome of this proceeding.

Arbitration has also been commenced against us with respect to a thermal electric power plant in South America that we designed, supplied and erected as a member of a consortium with other parties. The plant’s

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

19. Litigation and Uncertainties — (Continued)

concrete foundations experienced cracking, allegedly due to out-of-specification materials used in the concrete poured by the consortium’s subcontractor. The client adopted an extensive plan to repair the foundations and is seeking reimbursement of its repair costs ($9,500). Alleging that this extensive repair effort is in the nature of emergency mitigation only, the client is also claiming its estimated cost to totally demolish and reconstruct the foundations at some point in the future ($14,300) plus lost profits during this demolition and reconstruction period ($9,400). We are investigating any rights that we may have to seek reimbursement for the damages from third parties. We believe that valid legal defenses to the claim exist, and we have responded denying the claim. However, it is premature to predict the outcome of this matter.

We are currently in a dispute with our client in connection with two power plants that we designed and built in Eastern Europe. The dispute primarily concerns whether liquidated damages, which we refer to as LDs, are due to the client under the contract for delayed completion of the projects. The client contends that it is owed LDs, capped under the contract at approximately €39,700 (approximately $47,000), and is retaining as security for these LDs approximately €22,000 (approximately $26,100) in contract payments otherwise due to us for work performed. The client contends that it is owed an additional amount (approximately €3,000 (approximately $3,600)) for the cost of consumable materials it had to incur due to the extended commissioning period on both projects and the cost to relocate a piece of equipment on one of the projects. We believe that the period of delay for which the client is seeking LDs is grossly overstated, as the client’s calculation does not include an extension of time to which it had agreed, as well as extensions of time to which we are entitled for client-caused and other excusable delays. We also believe that the LDs provision may be unenforceable under the controlling (English) law. We have asserted claims against the client for delay costs and extra work in excess of €4,700 (approximately $5,600) that have yet to be recognized. A recent mediation with the client was unsuccessful and, therefore, we intend to request arbitration, as provided for in the contract. However, it is premature to predict the outcome of this matter.

Camden County Waste-to-Energy Project

One of our project subsidiaries, Camden County Energy Recovery Associates, LP, or CCERA, owns and operates a waste-to-energy facility in Camden County, New Jersey, which we refer to as the Project. The Pollution Control Finance Authority of Camden County, or PCFA, issued bonds to finance the construction of the Project and to acquire a landfill for Camden County’s use. Pursuant to a loan agreement between the PCFA and CCERA, proceeds from the bonds were loaned by the PCFA to CCERA and used by CCERA to finance the construction of the facility. Accordingly, the proceeds of this loan were recorded as debt on CCERA’s balance sheet and, therefore, are included in our consolidated balance sheet. CCERA’s obligation to service the debt incurred pursuant to the loan agreement is limited to depositing all tipping fees and electric revenues received with the trustee of the PCFA bonds. The trustee is required to pay CCERA its service fees prior to servicing the PCFA bonds. CCERA has no further debt repayment obligations under the loan agreement with the PCFA.

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

In 1998, CCERA filed suit against the PCFA and other parties seeking, among other things, to void the applicable contracts and agreements governing the Project (Camden County Energy Recovery Assoc. v. N.J. Department of Environmental Protection, et al., Superior Court of New Jersey, Mercer County, L-268-98). Since 1999, the State of New Jersey has provided subsidies sufficient to ensure the payment of each of the

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

19. Litigation and Uncertainties — (Continued)

PCFA’s debt service payments as they became due. The bonds outstanding in connection with the Project were issued by the PCFA, not by us or CCERA, and the bonds are not guaranteed by either us or CCERA. In the litigation, the defendants have asserted, among other things, that an equitable portion of the outstanding debt on the Project should be allocated to CCERA even though CCERA did not guarantee the bonds.

At this time, we cannot determine the ultimate outcome of the foregoing and the potential effects on CCERA and the Project. If the State of New Jersey were to fail to subsidize the debt service, and there were to be a default on a debt service payment, the bondholders might proceed to attempt to exercise their remedies, by among other things, seizing the collateral securing the bonds. We do not believe this collateral includes CCERA’s plant.

Long-Term Government Contract

One of our subsidiaries, Foster Wheeler Environmental Corporation, or FWENC, retained a long-term contract for a spent nuclear storage facility with a U.S. government agency when FWENC sold most of its assets. The contract as scheduled consists of four phases. The first phase was for the initial design, permitting and licensing of a spent fuel facility. The first phase of this project is complete and was profitable.

The current, second phase of the contract, is billed on a cost-plus-fee basis. In this phase, FWENC was required to license the facility with the Nuclear Regulatory Commission, or NRC, to respond to any questions regarding the initial design generated in phase one, and to complete final design. FWENC requested clarification of certain technical specifications and detailed guidance from the government agency regarding government agency-directed changes to the project scope. The government agency failed to provide such clarification and guidance, and, in July 2005, it instead directed FWENC to proceed with the third phase of the contract.

Phase three consists of the procurement of long-lead items, construction, start-up and testing of the facility, all for a fixed contractual price of $114,000, subject to escalation. The actual commencement of this phase was delayed as a result of the significant delay in the issuance of the NRC license for the facility, which was issued on November 30, 2004. This delay caused the cost of constructing the facility to increase. The third phase is scheduled to last approximately three years and requires that FWENC fund the construction cost and provide a performance bond for the full construction price of the project. Foster Wheeler USA Corporation, the parent company of FWENC, provided a performance guarantee on the project. The cost of the facility was expected to be recovered in the first nine months of operations under phase four, during which FWENC would operate the facility at fixed rates, subject to escalation, for approximately four years.

In February 2006, FWENC entered into a final modification of the contract with the government agency. Under the final modification, the contract will be terminated on a no-fault basis once FWENC transfers to the government agency certain licenses, permits, contracts, drawings and other documents related to the project. More specifically, the final modification provides that if and when FWENC transfers to the government agency the licenses, permits, contracts, drawings, and other documents related to the project, FWENC and its parent will be released from further obligations to perform the contract, and FWENC and the government agency will exchange broad releases of claims related to the project. Neither party is required to pay the other any money pursuant to the final modification. FWENC and the government agency are in the process of arranging the necessary transfers, but they are not yet complete. However, we expect FWENC to be able to complete the required transfers. Under the final modification, the target date for completion of the transfers and the related exchange of releases is March 6, 2006.

If FWENC fails to complete the transfers, neither it nor its parent will be released from the contract and will remain legally obligated to perform the contract. In such case, FWENC would seek third-party financing

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

19. Litigation and Uncertainties — (Continued)

to fund the majority of the construction costs, but there can be no assurance that it will secure such financing on acceptable terms, or at all. There also can be no assurance that it will be able to obtain the required performance bond. If the necessary financing and bonding cannot be obtained, it is unlikely that FWENC would be able to perform its construction obligations under the contract. This could have a material adverse effect on our financial condition, results of operations, and cash flow. No claims have been raised to date by the government agency against FWENC, although they had directed us to proceed with construction. The ultimate potential liability to FWENC, its parent, and/or Foster Wheeler Ltd. would arise in the event that the government agency terminates the contract (for example, due to FWENC’s inability to continue with the contract) and re-bids the contract under substantially the same terms and the resulting cost to the government agency is greater than it would have been under the existing terms with FWENC. However, we do not believe that such a claim is probable. Further, management believes that FWENC would have a variety of potential legal defenses should the government agency decide to make such a claim, and management is presently unable to estimate the possible loss that could occur as a result of any such claim.

Environmental Matters

Under U.S. federal statutes, such as the Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, the Clean Water Act and the Clean Air Act, and similar state laws, the current owner or operator of real property and the past owners or operators of real property (if disposal took place during such past ownership or operation) may be jointly and severally liable for the costs of removal or remediation of toxic or hazardous substances on or under their property, regardless of whether such materials were released in violation of law or whether the owner or operator knew of, or was responsible for, the presence of such substances. Moreover, under CERCLA and similar state laws, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be jointly and severally liable for the costs of the removal or remediation of such substances at a disposal or treatment site, whether or not such site was owned or operated by such person, which we refer to as an off-site facility. Liability at such off-site facilities is typically allocated among all of the viable responsible parties based on such factors as the relative amount of waste contributed to a site, toxicity of such waste, relationship of the waste contributed by a party to the remedy chosen for the site, and other factors.

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

We have been notified that we are a potentially responsible party, or PRP, under CERCLA or similar state laws at three off-site facilities. At each of these sites, our liability should be substantially less than the total site remediation costs because the percentage of waste attributable to us compared to that attributable to all other PRPs is low. We do not believe that our share of cleanup obligations at any of the off-site facilities as to which we have received a notice of potential liability will exceed $500 in the aggregate. We have also received and responded to a request for information from the United States Environmental Protection Agency,

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

19. Litigation and Uncertainties — (Continued)

or USEPA, regarding a fourth off-site facility. We do not know what, if any, further actions USEPA may take regarding this fourth off-site facility.

In February 1988, one of our subsidiaries, Foster Wheeler Energy Corporation, or FWEC, entered into a Consent Agreement and Order with the USEPA and the Pennsylvania Department of Environmental Protection, or PADEP, regarding its former manufacturing facility in Mountain Top, Pennsylvania. The order essentially required FWEC to investigate and remediate as necessary contaminants, including trichloroethylene, or TCE, in the soil and groundwater at the facility. Pursuant to the order, in 1993 FWEC installed a “pump and treat” system to remove TCE from the groundwater. It is not possible at the present time to predict how long FWEC will be required to operate and maintain this system.

In the fall of 2004, FWEC sampled the private domestic water supply wells of certain residences in Mountain Top and identified approximately 30 residences the water supply of which contained TCE at levels in excess of Safe Drinking Water Act standards. The subject residences are located approximately one mile to the southwest of the historic source of the TCE at the former FWEC facility.

Since that time, FWEC, USEPA, and PADEP have been cooperating in a broad-ranging investigation that seeks to, among other things, identify the source(s) of the TCE in the residential wells. Although FWEC believes the available evidence is not sufficient to support a conclusion that it is a PRP as to the TCE in the residential wells, in August 2005 FWEC entered into a settlement agreement with USEPA whereby FWEC agreed to arrange and pay for the provision of public water to the affected residences, which will involve the extension of a water main and the installation of laterals from the main to the affected residences. There is also a possibility that FWEC would incur further costs if it were required to conduct a more formal study to better define the affected area. Since October 2004, FWEC has been providing the potentially affected residences with temporary replacement water, and has arranged to have filters to remove the TCE installed, tested and maintained. FWEC is incurring costs related to public outreach and communications in the affected area. Finally, FWEC may be required to pay the agencies’ costs in overseeing and responding to the situation. FWEC has accrued its best estimate of the cost of the foregoing.

Other costs to which FWEC could be exposed could include, among other things, other costs associated with supplying public water, FWEC’s counsel and consulting fees, further agency oversight and/or response costs, potential costs and exposure related to the potential litigation described below, and other costs related to possible further investigation and/or remediation. At present, it is not possible to determine whether FWEC will be determined to be liable for some of the items described in this paragraph, nor is it possible to reliably estimate the potential liability associated with the items.

Most of the residents in the affected area have retained counsel, and counsel has notified FWEC that it intends to file a legal action against FWEC in the near future. No action has been filed to date. Although FWEC believes that it will likely have substantial defenses to any action that might be filed, it is not possible at present to determine whether FWEC will ultimately be determined to have any liability to the residents or to reliably estimate the extent of any such liability.

If one or more third parties are determined to be a source of the TCE, FWEC will evaluate its options regarding the recovery of the costs FWEC has incurred, which options could include seeking to recover those costs from those determined to be the source.

Back to Contents

FOSTER WHEELER HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

20. Valuation and Qualifying Accounts

	2005

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year

Description
Allowance for insurance claims receivable	$94,286	$113,680	$352	$(12,363)	$195,955

Allowance for doubtful accounts	$23,199	$3,006	$157	$(15,983)	$10,379

Tax valuation allowance	$234,432	$71,838	$11,474	$(57,643)	$260,101

	2004

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year

Description
Allowance for insurance claims receivable	$96,969	$57,791	$—	$(60,474)	$94,286

Allowance for doubtful accounts	$37,406	$14,713	$3,053	$(31,973)	$23,199

Tax valuation allowance	$534,790	$31,540	$—	$(331,898)	$234,432

	2003

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year

Description
Allowance for insurance claims receivable	$37,877	$68,081	$—	$(8,989)	$96,969

Allowance for doubtful accounts	$73,048	$26,261	$1,457	$(63,360)	$37,406

Tax valuation allowance	$444,427	$64,074	$—	$26,289	$534,790

Back to Contents

Foster Wheeler LLC and Subsidiaries
Consolidated Financial Statements
December 30, 2005

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated statement of financial position and the related consolidated statements of operations and comprehensive loss, of cash flows and of changes in member’s deficit present fairly, in all material respects, the financial position of Foster Wheeler LLC and Subsidiaries (the “Company”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 30, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 3, 2006

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
Consolidated Statement of Operations and Comprehensive Loss
(in thousands of dollars)

	For the Year Ended
	December 30,	December 31,	December 26,
	2005	2004	2003

Operating revenues	$2,199,955	$2,661,324	$3,723,815
Cost of operating revenues	(1,837,927)	(2,385,619)	(3,439,401)

Contract profit	362,028	275,705	284,414
Selling, general and administrative expenses	(229,391)	(231,948)	(205,565)
Other income (including interest:
2005 — $8,876; 2004 — $8,832; 2003 — $10,130)	63,752	88,422	77,493
Other deductions	(36,165)	(32,028)	(96,660)
Interest expense	(50,618)	(94,622)	(95,413)
Minority interest	(4,382)	(4,900)	(5,715)
Asbestos provision	(113,680)	(60,626)	(68,081)
Loss on equity-for-debt exchange	(58,346)	(175,054)	—

Loss before income taxes	(66,802)	(235,051)	(109,527)
Provision for income taxes	(39,509)	(53,122)	(47,426)

Net loss	(106,311)	(288,173)	(156,953)
Other comprehensive income/(loss):
Foreign currency translation adjustment	(22,928)	27,155	6,762
Minimum pension liability adjustment (net of tax benefit/(provision): 2005 — $(8,547); 2004 — $986; 2003 — $(18,886))	4,875	(19,899)	58,677

Net comprehensive loss	$(124,364)	$(280,917)	$(91,514)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
Consolidated Statement of Financial Position
(in thousands of dollars)

	December 30, 2005	December 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$350,669	$291,567
Short-term investments	—	25,775
Accounts and notes receivable, net:
Trade	263,782	304,217
Other	56,884	118,871
Contracts in process	139,328	241,140
Prepaid, deferred and refundable income taxes	20,999	26,144
Other current assets	19,927	32,319

Total current assets	851,589	1,040,033

Land, buildings and equipment, net	258,672	280,305
Restricted cash	21,994	72,844
Notes and accounts receivable — long-term	5,076	7,053
Investment and advances	168,193	158,324
Goodwill, net	50,982	51,812
Other intangible assets, net	64,066	69,690
Asbestos-related insurance recovery receivable	321,008	332,894
Other assets	98,621	114,605
Deferred income taxes	54,571	50,714

TOTAL ASSETS	$1,894,772	$2,178,274

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities:
Current installments on long-term debt	$21,459	$35,214
Accounts payable	233,815	288,899
Accrued expenses	304,432	319,215
Billings in excess of costs and estimated earnings on uncompleted contracts	410,676	559,881
Income taxes	31,157	53,117
Note payable to affiliate	5,041	—

Total current liabilities	1,006,580	1,256,326

Accounts payable to affiliate	737,912	416,260
Long-term debt	290,883	531,789
Notes payable to affiliate	210,000	210,000
Deferred income taxes	37,406	7,948
Pension, postretirement and other employee benefits	269,147	271,851
Asbestos-related liability	466,163	447,400
Other long-term liabilities	141,107	139,113
Deferred accrued interest on subordinated deferrable interest debentures	2,697	23,460
Minority interest	27,827	27,052
Commitments and contingencies

TOTAL LIABILITIES	3,189,722	3,331,199

Member’s Deficit:
Membership interests and contributed capital	243,259	242,613
Accumulated deficit	(1,223,413)	(1,098,795)
Accumulated other comprehensive loss	(314,796)	(296,743)

TOTAL MEMBER’S DEFICIT	(1,294,950)	(1,152,925)

TOTAL LIABILITIES AND MEMBER’S DEFICIT	$1,894,772	$2,178,274

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
Consolidated Statement of Changes in Member’s Deficit
(in thousands of dollars)

	December 30,	December 31,	December 26,
	2005	2004	2003

Membership Interests
Balance at beginning of year	$1	$1	$1
Balance at end of year	$1	$1	$1

Contributed Capital
Balance at beginning of year	$242,612	$242,612	$242,489
Tax benefit related to equity-based incentive program	646	—	—
Other	—	—	123

Balance at end of year	$243,258	$242,612	$242,612

Accumulated Deficit
Balance at beginning of year	$(1,098,795)	$(810,622)	$(653,669)
Net loss for the year	(105,665)	(288,173)	(156,953)
Cash dividends paid	(18,307)	—	—

Balance at end of year	$(1,222,767)	$(1,098,795)	$(810,622)

Accumulated Other Comprehensive Loss
Balance at beginning of year	$(296,743)	$(303,999)	$(369,438)
Change in accumulated translation adjustment during the year	(22,928)	27,155	6,762
Minimum pension liability (net of tax benefit/(provision): 2005 — $(8,547); 2004 — $986; 2003 — $(18,886))	4,875	(19,899)	58,677

Balance at end of year	$(314,796)	$(296,743)	$(303,999)

Total Member’s Deficit	$(1,294,950)	$(1,152,925)	$(872,008)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(in thousands of dollars)

	For the Year Ended
	December 30,	December 31,	December 26,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(106,311)	$(288,173)	$(156,953)
Adjustments to reconcile net loss to
cash flows from operating activities:
Depreciation and amortization	28,215	32,755	35,574
Deferred tax	10,527	32,351	19,774
Provision for asbestos claims, net of settlements	113,680	60,600	68,081
Loss on equity-for-debt exchanges	51,491	163,857	—
Provision for impairment loss	—	—	15,100
distributions of subsidiary trust	—	—	18,130
interest debentures	5,288	16,567	—
Gain on sale of assets	(1,582)	(15,834)	(22,270)
Earnings on equity interests, net of dividends	(9,303)	(16,389)	(12,457)
Other noncash items	16,940	8,959	(4,384)
Changes in assets and liabilities:
(Increase)/decrease in receivables	(11,001)	92,769	68,163
Decrease in contracts in process	95,924	23,215	81,351
(Decrease)/increase in accounts payable and accrued expenses	(28,904)	(93,117)	6,265
uncompleted contracts	(111,054)	(74,847)	(171,121)
(Decrease)/increase in income taxes	(14,756)	(2,215)	2,499
Net change in other assets and liabilities	11,659	28,639	(9,850)

Net cash provided by/(used in) operating activities	50,813	(30,863)	(62,098)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	46,186	(17,941)	38,414
Capital expenditures	(10,809)	(9,613)	(12,870)
Proceeds from sale of assets	4,853	17,495	87,159
Increase in investments and advances	(1,067)	(14)	—
Decrease/(increase) in short-term investments	24,424	(9,426)	(6,808)

Net cash provided by/(used in) investing activities	63,587	(19,499)	105,895

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(in thousands of dollars)
(Continued)

	For the Year Ended
	December 30,	December 31,	December 26,
	2005	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES
Partnership distributions to minority partners	(2,233)	(2,663)	(2,879)
Proceeds from common share purchase warrant exercises	4,451	—	—
Proceeds from stock option exercises	1,200	—	—
Payment of deferred financing costs	(13,724)	—	—
Decrease in short-term debt	—	(121)	(14,826)
Proceeds from issuance of long-term debt	371	120,000	—
Repayment of long-term debt and capital lease obligations	(31,516)	(147,722)	(34,100)

Net cash used in financing activities	(41,451)	(30,506)	(51,805)

Effect of exchange rate changes on cash and cash equivalents	(13,847)	8,340	27,798

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	59,102	(72,528)	19,790
Cash and cash equivalents at beginning of year	291,567	364,095	344,305

CASH AND CASH EQUIVALENTS AT END OF YEAR	$350,669	$291,567	$364,095

Cash paid during the year for:
Interest (net of amount capitalized)	$47,295	$53,952	$63,194

Income taxes	$22,361	$23,446	$17,588

NON-CASH FINANCING ACTIVITIES

In August 2005, 5,634,464 common shares of Foster Wheeler Ltd. were exchanged for $65,214 of the Company’s trust preferred securities. See Note 7 for information regarding this equity-for-debt exchange.

In November 2005, 6,026,981 common shares of Foster Wheeler Ltd. were exchanged for $150,003 of the Company’s 2011 senior notes. See Note 7 for information regarding the equity-for-debt exchange.

In 2004, the Company exchanged $623,190 of notes and accounts payable to Foster Wheeler Ltd. and $147,130 of long-term debt for $593,102 of existing debt and trust securities. See Note 7 for information regarding this debt exchange.

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

2. Summary of Significant Accounting Policies

Liquidity — Our liquidity outlook has significantly improved from 2003 to 2005. We completed three equity-for-debt exchange offers, which reduced both our outstanding principal and interest obligations and improved our short and long-term liquidity. Refer to Note 7 for more information regarding these transactions. We closely monitor domestic and global liquidity and update our liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

2. Summary of Significant Accounting Policies — (Continued)

repatriations from non-U.S. subsidiaries, proceeds from asset sales, working capital needs, unused credit line availability and claims recoveries, if any. Our liquidity forecasts extend over a twelve-month period and continue to indicate that sufficient liquidity will be available to fund our working capital needs through such period.

Our domestic operating entities do not generate sufficient cash flow to cover the costs related to our indebtedness, obligations to fund U.S. pension plans, asbestos-related liabilities and corporate overhead expenses. Consequently, we require cash repatriations from our non-U.S. subsidiaries in the normal course of our operations to meet our domestic cash needs and have successfully repatriated cash for many years. Our current 2006 forecast assumes total cash repatriation from our non-U.S. subsidiaries at amounts consistent with prior years from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends. We repatriated $134,900 and $77,000 from our non-U.S. subsidiaries in 2005 and 2004, respectively.

Our non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities and for other general corporate purposes. In addition, certain of our non-U.S. subsidiaries are subject to statutory and financing requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. These factors may limit our ability to repatriate funds held by certain of our non-U.S. subsidiaries. However, we believe we could repatriate additional cash from certain other of our foreign subsidiaries should we desire and also have access to the domestic revolving credit facility described in Note 8.

Principles of Consolidation — The consolidated financial statements include the accounts of Foster Wheeler LLC and all significant domestic and foreign subsidiary companies. Intercompany transactions and balances have been eliminated.

Our fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations. For domestic operations, 2005 and 2003 included 52 weeks and 2004 included 53 weeks.

Revisions — Our prior period consolidated statement of operations and comprehensive loss has been revised to classify the amortization of intangible assets within cost of operating revenues rather than within other deductions and the asbestos provision in a separate line item rather than within other deductions. There was no impact on the consolidated balance sheet or the consolidated statement of cash flows. A summary of the financial statement line items affected by the revision is presented below.

	For the Year Ended
	December 31, 2004,	December 31, 2004,	December 26, 2003,	December 26, 2003,
	As Previously Reported	As Revised	As Previously Reported	As Revised

Cost of operating revenues	$(2,381,969)	$(2,385,619)	$(3,435,726)	$(3,439,401)
Contract profit	279,355	275,705	288,089	284,414
Other deductions	(96,304)	(32,028)	(168,416)	(96,660)
Asbestos provision	—	(60,626)	—	(68,081)
Net loss	(288,173)	(288,173)	(156,953)	(156,953)

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
(in thousands of dollars)

2. Summary of Significant Accounting Policies — (Continued)

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

Contracts in process are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. In 2005, we revised our presentation of contract-related line items on the statement of financial position. The financial statement line item billings in excess of costs and estimated earnings on uncompleted contracts replaces the previously used line items of advance payments and estimated costs to complete long-term contracts. In addition, unbilled receivables are now included within contracts in process rather than as a component of trade receivables.

We have numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. These estimates may be revised from time to time as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” we review our major contracts monthly. As a result of this process in 2005, approximately 45 individual projects each had final estimated profit revisions exceeding $1,000. These revisions, which include both increases and decreases in estimated profit, resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from those previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and therefore tend to be earned late in a project’s life cycle. If estimates of costs to complete a long-term contract indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years. The changes in final estimated profits resulted in a net increase to accrued profits during 2005 and 2004 of approximately $99,600 and $37,600, respectively.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. We record claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

2. Summary of Significant Accounting Policies — (Continued)

circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. We had recorded commercial claims receivable from customers of approximately $5,700 and $3,900 as of December 30, 2005 and December 31, 2004, respectively.

Additionally, the consolidated financial statements assume recovery of $27,900 in pending and to be submitted requests for equitable adjustment (“REAs”), of which $7,000 was recorded in contracts in process as of December 30, 2005. The REAs, which relate to a project currently being executed for a U.S. government agency, include work performed and to be performed through 2008 over which time we expect to recover the total amount of the REAs. We are continuing to negotiate with the U.S government agency regarding these REAs as well as potentially restructuring the related contract. We account for REAs similar to how we account for claims as described above, recognizing contract revenue on REAs only when the conditions set forth in paragraph 65 of SOP 81-1 are achieved.

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs on receipt of the anticipated contract. If it is not probable that pre- contract costs will be recovered under a future contract, then these costs are expensed as incurred. Costs related to anticipated contracts, which are charged to expense because their recovery is not considered probable, are not subsequently reclassified to contract costs on the subsequent receipt of the contract. We had no deferred pre-contract costs as of December 30, 2005 or December 31, 2004.

Certain special-purpose subsidiaries in our global power business group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the non- cancellable service contracts.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of $298,839 and $225,861 were maintained by our foreign subsidiaries as of December 30, 2005 and December 31, 2004, respectively. These subsidiaries require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, these funds may not be readily available for repatriation to U.S. entities.

Short-term Investments — Short-term investments at December 31, 2004 consisted primarily of certificates of deposit and were classified as held to maturity under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Trade Accounts Receivable — Trade accounts receivable represents amounts billed to customers. In accordance with terms of long-term contracts, our customers withhold certain percentages of such billings until completion and acceptance of the contracts. Final payments of all such amounts withheld might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets.

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
(in thousands of dollars)

2. Summary of Significant Accounting Policies — (Continued)

Customer payment history, trends within the various markets served and general economic trends are also evaluated when considering the necessity of a provision.

Contracts in Process and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts — In accordance with terms of long-term contracts, amounts recorded in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts may not be realized or paid, respectively, within a one-year period. In conformity with industry practice, however, the full amount of contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts has been included in current assets and current liabilities, respectively.

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method. We had inventories of $7,921 and $7,080 as of December 30, 2005 and December 31, 2004, respectively. Such amounts are recorded within other current assets on the consolidated statement of financial position.

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

Restricted Cash — The following table details the restricted cash held:

	December 30, 2005			December 31, 2004
	Foreign	Domestic	Total	Foreign	Domestic	Total

Held by special purpose entities and restricted for debt service payments	$223	$271	$494	$245	$3,924	$4,169
Collateralize letters of credit and bank guarantees	15,571	—	15,571	57,151	—	57,151
Client escrow funds	5,204	725	5,929	10,580	944	11,524

Total	$20,998	$996	$21,994	$67,976	$4,868	$72,844

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
(in thousands of dollars)

2. Summary of Significant Accounting Policies — (Continued)

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

As of December 30, 2005 and December 31, 2004, we had unamortized goodwill of $50,982 and $51,812, respectively. The decrease in goodwill of $830 resulted from changes in foreign currency translation rates. All of the goodwill is related to our global power business group. In accordance with SFAS No. 142, effective as of December 29, 2001, we no longer amortize goodwill, and in 2004 and 2005, the fair value of the reporting units exceeded the carrying amounts.

As of December 30, 2005 and December 31, 2004, we had unamortized identifiable intangible assets of $64,066 and $69,690, respectively. The following table details amounts relating to those assets.

	December 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$36,594	$(17,412)	$37,392	$(15,622)
Trademarks	61,771	(16,887)	63,026	(15,106)

Total	$98,365	$(34,299)	$100,418	$(30,728)

Amortization expense related to patents and trademarks, which is recorded within cost of operating revenues on the consolidated statement of operations and comprehensive loss, totaled $3,570, $3,650 and $3,675 for fiscal years 2005, 2004 and 2003, respectively. Amortization expense is expected to approximate $3,600 each year in the next five years.

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

Provision is made for federal income taxes which may be payable on foreign subsidiary earnings to the extent that we anticipate that such earnings will be remitted. Based on strategic initiatives, management has modified its foreign earnings repatriation policy to address its domestic liquidity plans. Foreign earnings that are not considered necessary to meet these plans are considered permanently reinvested. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be, permanently reinvested (and for which no federal income tax has been provided) aggregated $77,614 as of December 30, 2005. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

We have reviewed the foreign earnings repatriation provision of the American Jobs Creation Act of 2004 (the “AJCA”) and concluded that, given the effective foreign tax rates applicable to our unrepatriated earnings as well as certain restrictions in the AJCA concerning the definitions of extraordinary dividends and U.S. investment, the foreign earnings repatriation provision of the AJCA does not provide any financial benefit to Foster Wheeler. Accordingly, we did not change our existing repatriation practices as a result of the AJCA.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

2. Summary of Significant Accounting Policies — (Continued)

Foreign Currency — Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and income and expenses and cash flows at monthly weighted-average exchange rates.

	For the Year Ended
	December 30,	December 31,	December 26,
	2005	2004	2003

Cumulative translation adjustment at beginning of year	$(51,240)	$(78,395)	$(85,157)
Current year foreign currency adjustment	(22,928)	27,155	6,762

Cumulative translation adjustment at end of year	$(74,168)	$(51,240)	$(78,395)

Foreign currency transaction (loss)/gains	$(2,705)	$(83)	$1,700

Foreign currency transaction (loss)/gains, net of tax	$(1,758)	$(54)	$1,100

Stock Option Plans — Foster Wheeler Ltd. has three stock option plans that reserve shares of common stock for issuance to key employees and directors. Employees of the Company participate in these plans. Foster Wheeler Ltd. and the Company follow the disclosure- only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Foster Wheeler Ltd. and the Company continue to account for stock options granted to employees and directors using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation costs for our stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, our net loss would have been as follows:

	For the Year Ended
	December 30,	December 31,	December 26,
	2005	2004	2003

Net loss – as reported	$(106,311)	$(288,173)	$(156,953)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of taxes of $186 in 2005, $39 in 2004 and $127 in 2003	(6,645)	(2,693)	(2,081)

Net loss – pro forma	$(112,956)	$(290,866)	$(159,034)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended
	December 30,	December 31,	December 26,
	2005	2004	2003

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	50.00%	50.00%	88.23%
Risk free interest rate	4.23%	2.99%	3.22%
Expected life (years)	3.06	3.00	5.00

Recent Accounting Developments — In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the consolidated statement of operations and comprehensive loss based on their fair values. Prior to SFAS No. 123R, we adopted the disclosure-only provisions of SFAS No. 123

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

2. Summary of Significant Accounting Policies — (Continued)

and therefore only certain pro forma disclosures of the fair value of share-based payments were required in the notes to the consolidated financial statements. We will use the modified prospective transition method. Accordingly, share-based employee compensation cost will be recognized from the beginning of the 2006 fiscal period as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after December 30, 2005 and to any awards that were not fully vested as of December 30, 2005. Our 2006 operating results are expected to include approximately $6,500 of additional compensation expense as a result of the adoption of SFAS No. 123R. Future compensation expense will be impacted by various factors, including the number of awards granted and their relative fair value at the date of grant.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have an impact on our consolidated financial statements.

3. Accounts and Notes Receivable

The following table shows the components of trade accounts and notes receivable:

	December 30,	December 31,
	2005	2004

From long-term contracts:
Amounts billed due within one year	$262,735	$287,902

Billed retention:
Estimated to be due in:
2005	—	18,098
2006	10,257	6,282
2007	3	1,654
2008	—	—
2009	—	3,417
2010	10	—

Total billed retention	10,270	29,451

Total receivables from long-term contracts	273,005	317,353
Other trade accounts and notes receivable	1,156	10,063

Trade accounts and notes receivable, gross	274,161	327,416
Less: allowance for doubtful accounts	(10,379)	(23,199)

Trade accounts and notes receivable, net	$263,782	$304,217

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

3. Accounts and Notes Receivable — (Continued)

The following table shows the components of non-trade accounts and notes receivable:

	December 30,	December 31,
	2005	2004

Asbestos insurance claims receivable	$25,200	$96,900
Foreign refundable value-added tax	16,334	3,061
Other	15,350	18,910

Non-trade accounts and notes receivable	$56,884	$118,871

4. Contracts in Process

The following table shows the elements included in contracts in process as related to long-term contracts:

	December 30,	December 31,
	2005	2004

Costs plus accrued profits less earned revenues on contracts currently in process	$226,621	$281,764
Less: progress payments	(87,293)	(40,624)

Total	$139,328	$241,140

5. Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	December 30,	December 31,
	2005	2004

Land and land improvements	$23,869	$24,052
Buildings	130,052	137,346
Equipment	447,251	458,356
Construction in progress	1,410	1,192

Land, buildings and equipment	602,582	620,946
Less: accumulated depreciation	(343,910)	(340,641)

Net book value	$258,672	$280,305

Depreciation expense for 2005, 2004 and 2003 was $23,982, $28,447 and $31,214, respectively.

We own certain office and manufacturing facilities in Finland that contain asbestos. We are required to remove the asbestos from such facilities if such facilities are significantly renovated or demolished. At present, there are no plans to undertake a major renovation that would require the removal of the asbestos or the demolition of the facilities. We do not have sufficient information to estimate the fair value of the asset retirement obligation because the settlement date or the range of potential settlement dates has not been specified and information is not currently available to apply an expected present value technique. We will recognize a liability in the period in which sufficient information is available to reasonably estimate the fair value of the asset retirement obligation.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

6. Equity Interests

We own a non-controlling equity interest in two electric power generation projects and one waste-to-energy project in Italy as well as a refinery/electric power generation project in Chile. Two of the projects in Italy are each 42% owned while the third project is now 39% owned by us, after reflecting the sale of 10% of our minority equity interest in this project in April 2005. Such sale was intended to facilitate future expansion of the project and such expansion is currently underway. The project in Chile is 85% owned by us; however, we do not have a controlling financial interest in the Chilean project. Following is summarized financial information assuming a 100% ownership interest for the entities in which we have an equity interest:

	December 30, 2005		December 31, 2004
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project

Balance Sheet Data:
Current assets	$153,576	$25,853	$149,346	$23,456
Other assets (primarily buildings and equipment)	358,038	165,991	414,779	175,653
Current liabilities	44,299	21,047	41,003	17,179
Other liabilities (primarily long-term debt)	255,757	101,617	404,802	113,567
Net assets	211,558	69,180	118,320	68,363

	For the Year Ended
	December 30, 2005		December 31, 2004		December 26, 2003
	Italian	Chilean	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project	Projects	Project

Income Statement Data:
Total revenues	$293,588	$39,659	$244,225	$41,137	$219,818	$39,114
Gross earnings	65,419	19,725	60,108	20,152	56,699	20,739
Income before income taxes	52,646	10,031	43,947	11,229	38,405	10,712
Net earnings	46,070	7,782	26,664	8,787	23,144	8,891

Our share of the net earnings of equity affiliates, which are recorded within other income on the consolidated statement of operations and comprehensive loss, totaled $24,129, $20,636 and $17,142 for 2005, 2004 and 2003, respectively. Our investment in the equity affiliates, which is recorded within investment and advances on the consolidated statement of financial position, totaled $140,723 and $109,106 as of December 30, 2005 and December 31, 2004, respectively. Dividends of $18,272 and $9,221 were received during 2005 and 2004, respectively.

We have guaranteed certain performance obligations for three of these projects. Our contingent obligations under the guarantees are approximately $1,700 in the aggregate. We have an additional contingent obligation for the Chilean project, which is capped at $20,000 over the twenty-year life of the project’s financing. To date, no amounts have been paid under any of these guarantees.

We have also provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the Chilean project be insufficient to cover the debt service payments. To date, no amounts have been drawn under the letter of credit.

The undistributed retained earnings of our equity investees amounted to $72,407 and $42,087 at December 30, 2005 and December 31, 2004, respectively.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

7. Equity-for-Debt Exchanges

In November 2005, in conjunction with Foster Wheeler Ltd., we completed an offer to exchange Foster Wheeler Ltd.’s common shares for a portion of our 2011 senior notes. A total of $150,003 of the aggregate principal amount of 2011 senior notes were tendered as part of the exchange, resulting in the issuance of 6,026,981 common shares. The exchange reduced the carrying value of our 2011 senior notes by $155,299 representing the aggregate principal amount plus the corresponding premium. The exchange resulted in a $167,909 increase in accounts payable to Foster Wheeler Ltd. which represents the value of the common shares issued by Foster Wheeler Ltd. and a $16,833 charge to income. The pretax charge, which was substantially non-cash, related primarily to the difference between the carrying value of the 2011 senior notes, including unpaid accrued interest, and the market price of the common shares on the closing date of the exchange. Concurrent with the exchange offer, we also solicited consents from holders of the outstanding 2011 senior notes to amend the governing indenture to eliminate substantially all of the restrictive operating and financial covenants and certain events of default contained therein.

In August 2005, in conjunction with Foster Wheeler Ltd., we completed an offer to exchange Foster Wheeler Ltd.’s common shares for a portion of our trust preferred securities. Trust preferred securities of 2,608,548 were tendered as part of the exchange, resulting in the issuance by Foster Wheeler Ltd. of 5,634,464 common shares. The exchange reduced the aggregate liquidation amount of our existing trust preferred securities by $65,214 and reduced the amount of deferred accrued interest by $26,052. The exchange resulted in a $129,084 increase in accounts payable to Foster Wheeler Ltd. which represents the value of the common shares issued by Foster Wheeler Ltd. and a $41,513 charge to income. The pretax charge, which was substantially non-cash, related primarily to the difference between the carrying value of the trust preferred securities, including deferred accrued interest, and the market price of the common shares on the closing date of the exchange.

In September 2004, in conjunction with Foster Wheeler Ltd., we consummated an equity-for-debt exchange in which Foster Wheeler Ltd. issued common shares, preferred shares, warrants to purchase common shares and new senior notes in exchange for certain of our outstanding debt securities and trust preferred securities. The Company recorded $623,190 in accounts and notes payable to Foster Wheeler Ltd. which represents the value of the common shares, preferred shares and warrants issued by Foster Wheeler Ltd. The exchange offer resulted in a $175,054 charge to income. The pretax charge, which was substantially non-cash, related primarily to the exchange of convertible notes tendered in the exchange offer.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

8. Long-term Debt

The following table shows the components of long-term debt:

	December 30, 2005			December 31, 2004

	Current	Long-term	Total	Current	Long-term	Total

Senior Notes at 10.359% interest, due September 15, 2011 (including unamortized premium of $3,847 and $10,172, respectively)	$—	$115,315	$115,315	$—	$271,643	$271,643
Senior Notes at 6.75% interest, due November 15, 2005	—	—	—	11,372	—	11,372
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	16	52	68	14	69	83
1999C Bonds at 7.25% interest, due October 15, 2024	—	20,491	20,491	—	20,491	20,491
1999D Bonds at 7% interest, due October 15, 2009	—	250	250	—	233	233
Subordinated Deferrable Interest Debentures	—	5,963	5,963	—	71,177	71,177
Special-Purpose Project Debt:
Martinez Cogen Limited Partnership	7,980	—	7,980	7,280	7,980	15,260
Foster Wheeler Coque Verde, L.P.	3,293	28,858	32,151	2,975	32,151	35,126
Camden County Energy Recovery Associates	9,149	50,787	59,936	8,959	59,936	68,895
Capital Lease Obligations	1,021	63,219	64,240	990	66,297	67,287
Other	—	5,948	5,948	3,624	1,812	5,436

Total	$21,459	$290,883	$312,342	$35,214	$531,789	$567,003

Senior Credit Agreement — In March 2005, we entered into a new 5-year $250,000 senior credit agreement. The senior credit agreement includes a $75,000 sub-limit for borrowings at a rate equal to LIBOR plus 5%. Standby letters of credit issued under the senior credit agreement carry a fixed price throughout the life of the facility. The assets and/or the stock of certain of our domestic and foreign subsidiaries collateralize the senior credit agreement. We paid approximately $13,724 in fees and expenses in conjunction with the execution of the senior credit agreement. Such fees will be amortized to expense over the life of the agreement.

The senior credit agreement requires us to maintain certain ratios, including a leverage ratio, a fixed charge coverage ratio and a minimum liquidity level. Compliance with the first two covenants is measured quarterly. We must be in compliance with the minimum liquidity level covenant at all times. Our current forecast indicates that we should be in compliance with the financial covenants contained in the senior credit agreement throughout 2006.

The senior credit agreement also requires us to prepay the facility in certain circumstances from proceeds of asset sales and the issuance of debt.

We had $131,642 of letters of credit outstanding under the senior credit agreement as of December 30, 2005. There were no funded borrowings outstanding as of December 30, 2005.

Previous Senior Credit Facility — In August of 2002, we entered into a senior credit facility comprising a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility having an

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

8. Long-term Debt — (Continued)

April 30, 2005 maturity date. As part of the September 2004 equity-for-debt exchange, we repaid in full the term loan and amounts outstanding under the revolving credit facility. Accordingly, there were no borrowings outstanding under the term loan and revolving credit facility as of December 31, 2004. We had letters of credit outstanding of $90,018 as of December 31, 2004. In March 2005, we replaced the previous senior credit facility with a new senior credit agreement.

Senior Notes at 10.359% interest, due September 15, 2011, Series A (“2011 senior notes”) — The 2011 senior notes bear interest at 10.359% per annum, payable semi-annually in arrears on March 15 and September 15, commencing March 15, 2005. In conjunction with the issuance of the 2011 senior notes, we recorded a premium of $5,659 since the fair value of the 2011 senior notes was 104% of principal. As a result of the premium, the effective interest rate on the 2011 senior notes is 9.5602%. Holders of the 2011 senior notes have a security interest in the stock, debt and assets of certain of our subsidiaries. At any time prior to September 15, 2006, we have the option to redeem the 2011 senior notes at 100% of the principal amount plus accrued and unpaid interest plus a premium that is based on US Treasury rates. The redemption price including accrued interest is estimated to be 14.34% as of December 30, 2005. We have the option to redeem the 2011 senior notes at prices decreasing from 107.769% of the face amount plus accrued and unpaid interest if redeemed during the twelve-month period commencing on September 15, 2006 to par if redeemed during the twelve-month period commencing September 15, 2010.

Concurrent with the 2004 equity-for-debt exchange, we completed a $120,000 private offering of Senior Notes at 10.359% due September 2011, Series B (the “series B notes”). The proceeds of the series B notes offering were used to repay the amounts outstanding under the term loan and revolving credit portions of our previous senior credit facility totaling $115,869. We recorded a premium of $4,800 on the offering since the fair value of the series B notes was 104% of principal. As a result of the premium, the effective interest rate on the series B notes is 9.5602%. In December 2004, we exchanged all series B notes for registered 2011 senior notes.

In November 2005, in conjunction with Foster Wheeler Ltd., we completed an offer to exchange Foster Wheeler Ltd.’s common shares for a portion of our 2011 senior notes. The exchange reduced the aggregate carrying value of our 2011 senior notes by $155,299. See Note 6 for further information.

Senior Notes at 6.75% interest, due November 15, 2005 (“2005 senior notes”) — In 1995, we issued $200,000 of 2005 senior notes, bearing interest at a fixed rate of 6.75% per annum, payable semi-annually, and maturing on November 15, 2005. As described in Note 7, Foster Wheeler Ltd. exchanged common shares, preferred shares and $141,471 principal amount of 2011 senior notes for $188,628 of 2005 senior notes as part of the equity-for-debt exchange consummated in 2004. We repaid the remaining 2005 senior notes at the scheduled maturity date in November 2005.

Notes Payable to Affiliate — In May and June 2001, Foster Wheeler Ltd. issued convertible subordinated notes (“convertible notes”) having an aggregate principal amount of $210,000. The convertible notes are due June 1, 2007 and bear interest at 6.50% per annum, payable semi-annually on June 1 and December 1 of each year, commencing December 2001. The proceeds of these securities were loaned to the Company and are included in the caption “Notes payable to affiliate” on the accompanying consolidated financial statements. The convertible notes are convertible into Foster Wheeler Ltd. common shares at an initial conversion rate of 3.10655 common shares per $1,000 principal amount, or approximately $321.90 per common share, subject to adjustment under certain circumstances.

As part of the equity-for-debt exchange consummated in 2004, Foster Wheeler Ltd. exchanged common shares and preferred shares for $206,930 of convertible notes. See Note 7 for further information.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

8. Long-term Debt — (Continued)

Subordinated Robbins Facility Exit Funding Obligations (“Robbins bonds”) — In connection with the restructuring of debt incurred to finance construction of a waste-to-energy facility in the Village of Robbins, Illinois, we entered into certain subordinated obligations. The subordinated obligations include 1999C Bonds due October 15, 2009 (the “1999C bonds due 2009”), 1999C Bonds due October 15, 2024 (the “1999C bonds due 2024”) and 1999D Accretion Bonds due October 15, 2009 (the “1999D bonds”).

The 1999C bonds due 2009 and the 1999C bonds due 2024 bear interest at 7.25% and are subject to mandatory sinking fund reduction prior to maturity at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date. The total amount of 1999D bonds due on October 15, 2009 is $325.

As part of the equity-for-debt exchange consummated in 2004, Foster Wheeler Ltd. exchanged common shares and preferred shares for $93,721 of Robbins bonds. See Note 7 for further information.

Subordinated Deferrable Interest Debentures — In 1999, FW Preferred Capital Trust I (the “Capital Trust”), a 100% indirectly-owned finance subsidiary of the Company, consummated a $175,000 public offering of 7,000,000 trust preferred securities. The trust preferred securities are fully and unconditionally guaranteed on a joint and several basis by Foster Wheeler Ltd. and us. The Capital Trust invested the proceeds from the sale of the trust preferred securities in an equal principal amount of 9% junior subordinated deferrable interest debentures of the Company due January 15, 2029.

In accordance with the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” the Capital Trust is not consolidated within the financial statements presented herein since we are not the primary beneficiary. However, our consolidated financial statements reflect the Company’s obligations to the Capital Trust as subordinated deferrable interest debentures and deferred accrued interest on subordinated deferrable interest debentures.

These trust preferred securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are to be paid quarterly in arrears on April 15, July 15, October 15, and January 15 of each year. Such distributions may be deferred for periods up to five years during which time additional interest accrues at 9.0%. In accordance with this provision, we have deferred all quarterly distributions beginning with the distribution due on January 15, 2002. We can redeem these trust preferred securities on or after January 15, 2004. The senior credit agreement requires the approval of the lenders to make payments on the trust preferred securities to the extent such payments are not contractually required by the underlying trust preferred securities agreements.

As part of the equity-for-debt exchange consummated in 2004, Foster Wheeler Ltd. issued common shares, preferred shares and warrants to purchase common shares in exchange for trust preferred securities. This exchange reduced the aggregate liquidation amount of our trust preferred securities by $103,823 and reduced the amount of deferred accrued interest by $31,128. Subsequently, in August 2005, in conjunction with Foster Wheeler Ltd., we completed another offer to exchange Foster Wheeler Ltd. common shares for trust preferred securities. This exchange reduced the aggregate liquidation amount of our trust preferred securities by $65,214 and reduced the amount of deferred accrued interest by $26,052. See Note 7 for further information. These exchange offers resulted in corresponding reductions in our outstanding subordinated deferrable interest debentures and deferred accrued interest.

Special-Purpose Project Debt — Special-purpose project debt represents debt incurred to finance the construction of cogeneration facilities or waste-to-energy projects, which are majority-owned by Foster Wheeler. Certain assets of each project collateralize the notes and/or bonds. Our obligations with respect to this debt are limited to guaranteeing the operating performance of the projects.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

8. Long-term Debt — (Continued)

The Martinez Cogen Limited Partnership debt represents a note under a bank credit facility to a limited partnership whose general partner is a special-purpose subsidiary. The interest on the note, which varies based on one of several money market rates, is due semi- annually through July 30, 2006. The note matures on July 30, 2006. The gas-fired electric generation project is located in California.

The Foster Wheeler Coque Verde debt represents senior secured notes. The notes bear interest at 11.443%, due annually April 15, 2004 through 2015, and mature on April 15, 2015. The notes are collateralized by certain revenues and assets of a special-purpose subsidiary, which is the indirect owner of a refinery/electric power generation project in Chile.

The Camden County Energy Recovery Associates debt represents Solid Waste Disposal and Resource Recovery System Revenue Bonds. The bonds bear interest at rates varying between 7.125% and 7.5%, due annually December 1, 2004 through 2010, and mature on December 1, 2010. The bonds are collateralized by a pledge of certain revenues and assets of the project, but not the plant. The waste-to-energy project is located in New Jersey.

Capital Leases — We entered into a series of capital leases, primarily for office buildings. Assets under capital leases are summarized as follows:

	December 30,	December 31,
	2005	2004

Buildings and improvements	$42,461	$45,306
Less: accumulated amortization	(6,855)	(5,222)

Net assets under capital leases	$35,606	$40,084

The following are the minimum lease payments to be made in each of the years indicated for the capital leases in effect as of December 30, 2005:

Fiscal year:
2006	$7,840
2007	7,588
2008	7,819
2009	8,153
2010	8,227
Thereafter	115,189
Less: interest	(90,576)

Net minimum lease payments under capital leases	64,240
Less: current portion of net minimum lease payments	(1,021)

Long-term portion of net minimum lease payments	$63,219

Interest Costs — Interest costs incurred in 2005, 2004, and 2003 were $50,618, $94,622 and $95,413, respectively, of which $0, $0 and $307, respectively, were capitalized.

Aggregate Maturities — Aggregate principal repayments and sinking fund requirements of long-term debt, excluding payments on capital lease obligations and premium amortization on the 2011 senior notes of $3,847, over the next five years are as follows:

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pensions and Other Postretirement Benefits

	Fiscal Year
	2006	2007	2008	2009	2010	Thereafter	Total

Senior Notes at 10.359% interest, due September 15, 2011	$—	$—	$—	$—	$—	$111,468	$111,468
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	16	16	18	18	—	—	68
1999C Bonds at 7.25% interest, due October 15, 2024	—	—	—	—	—	20,491	20,491
1999D Bonds at 7% interest, due October 15, 2009	—	—	—	250	—	—	250
Subordinated Deferrable Interest Debentures	—	—	—	—	—	5,963	5,963
Special-Purpose Project Debt:
Martinez Cogen Limited Partnership	7,980	—	—	—	—	—	7,980
Foster Wheeler Coque Verde, L.P.	3,293	3,613	4,144	4,674	3,188	13,239	32,151
Camden County Energy Recovery Associates	9,149	9,360	9,648	9,914	21,865	—	59,936
Other	—	1,859	3,717	372	—	—	5,948

Total	$20,438	$14,848	$17,527	$15,228	$25,053	$151,161	$244,255

Pension Benefits — Our United States and certain foreign subsidiaries have several defined benefit pension plans covering substantially all full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation; the U.S. plans are noncontributory. Effective January 1, 1999, a cash balance program was added to the U.S. plan. The pension benefit under the previous formulas remained the same for current employees if so elected, however, new U.S. employees are offered only the cash balance program. Amounts are credited based on age and a percentage of earnings. At termination or retirement, the employee receives the balance in the account in a lump-sum. Under the cash balance program, future increases in employee earnings will not apply to prior service costs. The cash contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future.

We also have a non-qualified, unfunded supplemental executive retirement plan (“SERP”) which covers certain employees. In April 2003, we froze the SERP and issued letters of credit totaling $2,250 to certain employees to support our obligations under the SERP. As of December 30, 2005, there were no letters of credit outstanding under the SERP.

On April 10, 2003, the Board of Directors of Foster Wheeler Ltd. approved changes to our U.S. employee benefits program, including the pension, postretirement medical, and 401(k) plans. The changes were made following a review of our U.S. employee benefits, which assessed our benefit program against that of the marketplace and our competitors.

The principal changes consist of the following: the U.S. pension plan was frozen as of May 31, 2003, which means participants will not be able to increase the amount earned under the terms of the plan; the postretirement medical plan was frozen and will be available on a subsidized premium basis only to currently active employees who reached the age of 40 on May 31, 2003; and the 401(k) plan was enhanced to increase

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pensions and Other Postretirement Benefits — (Continued)

the level of employer matching contribution. We believe the net effect of these changes improves our financial condition through reduced costs and reduced cash outflow in future years.

Our U.S. subsidiaries have a 401(k) plan for salaried employees. We contributed a 100% match of the first 3% and a 50% match of the next 3% of base pay of employee contributions, subject to the annual IRS limit, which amounted to a cost of $2,813, $3,317 and $4,066 in 2005, 2004 and 2003, respectively. The 401(k) plan has a provision for a discretionary employer contribution, equal to 50% of the second 3% of an employee’s contribution or a maximum of 1.5% of base salary. This discretionary employer contribution is tied to meeting our performance targets for an entire calendar year and having the contribution approved by the Board of Directors.

Effective April 1, 2003, our U.K. subsidiaries commenced a defined contribution plan for salaried employees. Under the defined contribution plan, amounts are credited as a percentage of earnings which percentage can be increased within prescribed limits after five years’ membership of the fund if matched by the employee. At termination (up to two years’ service only), an employee may receive the balance in the account. Otherwise at termination or at retirement, an employee receives an annuity or a combination of lump-sum and annuity. Our U.K. subsidiaries contributed $479, $205 and $36 in 2005, 2004 and 2003, respectively, to the defined contribution plan.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pensions and Other Postretirement Benefits — (Continued)

The following chart contains the disclosures for our pension benefit obligation:

	For the Year Ended December 30, 2005				For the Year Ended December 31, 2004
		United				United
	United States	Kingdom	Canada	Total	United States	Kingdom	Canada	Total

Projected Benefit Obligation (PBO):
PBO at beginning of year	$334,913	$631,103	$23,174	$989,190	$311,102	$548,680	$20,437	$880,219
Service cost	—	16,274	233	16,507	—	17,859	254	18,113
Interest cost	18,579	31,953	1,349	51,881	17,867	30,365	1,222	49,454
Plan participants’ contributions	—	7,684	—	7,684	—	8,107	—	8,107
Actuarial loss/(gain)	18,274	121,487	3,463	143,224	29,733	(632)	903	30,004
Benefits paid	(21,689)	(24,820)	(1,902)	(48,411)	(21,847)	(23,360)	(1,681)	(46,888)
Special termination benefits/other	(84)	(195)	—	(279)	(1,942)	778	—	(1,164)
Foreign currency exchange rate changes	—	(72,609)	1,125	(71,484)	—	49,306	2,039	51,345

PBO at end of year	$349,993	$710,877	$27,442	$1,088,312	$334,913	$631,103	$23,174	$989,190

Plan Assets:
Fair value of plan assets at beginning of year	$223,498	$494,802	$19,288	$737,588	$194,035	$396,062	$17,927	$608,024
Actual return on plan assets	20,914	96,293	1,686	118,893	24,712	47,272	1,395	73,379
Employer contributions	26,744	27,188	990	54,922	29,245	28,510	—	57,755
Plan participants’ contributions	—	7,684	—	7,684	—	8,107	—	8,107
Benefits paid	(21,689)	(24,820)	(1,902)	(48,411)	(21,847)	(23,360)	(1,681)	(46,888)
Other	(2,977)	(191)	—	(3,168)	(2,647)	867	(70)	(1,850)
Foreign currency exchange rate changes	—	(56,197)	859	(55,338)	—	37,344	1,717	39,061

Fair value of plan assets at end of year	$246,490	$544,759	$20,921	$812,170	$223,498	$494,802	$19,288	$737,588

Funded Status:
Funded status	$(103,503)	$(166,118)	$(6,521)	$(276,142)	$(111,415)	$(136,301)	$(3,886)	$(251,602)
Unrecognized net actuarial loss	142,718	264,729	10,244	417,691	129,708	246,371	7,170	383,249
Unrecognized prior service cost	—	5,329	992	6,321	—	7,623	1,050	8,673
Adjustment for the minimum liability	(142,718)	(149,320)	(7,503)	(299,541)	(129,708)	(141,423)	(6,023)	(277,154)
Foreign currency exchange rate changes	—	(15,764)	(2,047)	(17,811)	—	(34,063)	(1,655)	(35,718)

Accrued benefit cost	$(103,503)	$(61,144)	$(4,835)	$(169,482)	$(111,415)	$(57,793)	$(3,344)	$(172,552)

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pensions and Other Postretirement Benefits — (Continued)

The following chart contains the disclosures for our net periodic benefit cost:

	For the Year Ended December 30, 2005				For the Year Ended December 31, 2004				For the Year Ended December 26, 2003
	United	United			United	United			United	United
	States	Kingdom	Canada	Total	States	Kingdom	Canada	Total	States	Kingdom	Canada	Total

Net Periodic Benefit Cost:
Service cost	$—	$16,274	$233	$16,507	$—	$17,859	$254	$18,113	$1,565	$12,835	$236	$14,636
Interest cost	18,579	31,953	1,349	51,881	17,867	30,365	1,222	49,454	19,062	26,622	1,177	46,861
Expected return on plan assets	(18,028)	(35,269)	(1,412)	(54,709)	(15,603)	(31,081)	(1,315)	(47,999)	(14,356)	(23,179)	(1,301)	(38,836)
Amortization of transition asset	—	(69)	82	13	—	(68)	76	8	—	—	71	71
Amortization of prior service cost	—	1,677	16	1,693	—	1,686	15	1,701	182	1,446	15	1,643
Other	5,299	14,522	535	20,356	4,059	17,705	430	22,194	11,795	19,886	425	32,106

SFAS No. 87 net periodic benefit cost	5,850	29,088	803	35,741	6,323	36,466	682	43,471	18,248	37,610	623	56,481
SFAS No. 88 cost*	56	—	—	56	1,390	—	—	1,390	1,108	—	—	1,108

Total net periodic benefit cost	$5,906	$29,088	$803	$35,797	$7,713	$36,466	$682	$44,861	$19,356	$37,610	$623	$57,589

Weighted-Average Assumptions-Net Periodic Benefit Cost:
Discount rate	5.48%	5.44%	6.00%		6.00%	5.45%	6.00%		6.00%	5.60%	6.25%
Long-term rate of return	8.00%	7.32%	7.50%		8.00%	7.34%	8.00%		8.50%	7.50%	8.00%
Salary scale	0.00%	3.33%	4.00%		0.00%	3.04%	5.00%		4.00%	3.30%	5.00%
Weighted-Average Assumptions-Benefit Obligations:
Discount rate	5.45%	4.83%	4.79%		5.48%	5.43%	6.00%		6.00%	5.40%	6.00%
Salary scale	0.00%	3.32%	4.00%		0.00%	3.32%	4.00%		0.00%	3.00%	5.00%

*
Charges were recorded in accordance with the provisions of SFAS No. 88, “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” related to (i) the settlement in 2005 and 2004 of obligations to former executives under the Supplemental Executive Retirement Plan of $56 and $1,390, respectively; and (ii) the impact in 2003 of the freezing of the U.S. pension plans, the mothballing of a U.S. manufacturing facility of $900 and employee terminations as part of the workforce reduction of $100.

Plan measurement date

The measurement date for all of our defined benefit plans is December 31 of each year for both plan assets and obligations.

Accumulated benefit obligation

The accumulated benefit obligation (“ABO”) of our defined benefit plans aggregated $985,600 and $915,100 at December 30, 2005 and December 31, 2004, respectively. We have recorded a net cumulative charge to other comprehensive loss for the years 2000 through 2005 due to the ABO exceeding the fair value of plan assets.

Investment policy

Each of our pension plans is governed by a written investment policy.

The investment policy of the U.S. plans allocates assets in accordance with the policy guidelines. These guidelines identify target, maximum and minimum allocations by asset class. The target allocation is 72.5% equities and 27.5% fixed-income securities. The minimum and maximum allocations are: 62.5% to 77.5% equities, 22.5% to 32.5% bonds and 0% to 5% cash. We are currently reviewing the investment policy to ensure that the investment strategy is aligned with plan liabilities and projected plan benefit payments.

The investment policy of the U.K. plan is designed to improve the ongoing funding level of the plan while gradually, over time, changing the mix of investment allocation between equities and bonds to more

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pensions and Other Postretirement Benefits — (Continued)

fully match the liabilities of the plan. The bond and equity allocations range from 40% bonds and 60% equities to 50% bonds and 50% equities, depending on the funding level.

The investment policy of the Canadian plan uses a balanced approach and allocates investments in pooled funds in accordance with the policy’s asset mix guidelines. These guidelines identify target, maximum and minimum allocations by asset class. The target allocation is 45% bonds, 50% equities and 5% cash. The minimum and maximum allocations are: 42.5% to 57.5% equities, 40% to 50% bonds and 2.5% to 7.5% cash.

Long-term rate of return assumptions

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. We annually review and adjust, if required, the long-term rate of return for our pension plans. The weighted-average expected long-term rate of return on plan assets has declined from 7.83% to 7.53% over the past three years.

	For the Year Ended
	December 30,	December 31,
	2005	2004

Asset Allocation by Plan:
United States
U.S. equities	52%	53%
Non-U.S. equities	18%	26%
U.S. fixed-income securities	27%	20%
Non-U.S. fixed-income securities	0%	0%
Other	3%	1%

Total	100%	100%

United Kingdom
U.K. equities	37%	38%
Non-U.K. equities	26%	25%
U.K. fixed-income securities	37%	37%
Non-U.K. fixed-income securities	0%	0%
Other	0%	0%

Total	100%	100%

Canada
Canadian equities	22%	23%
Non-Canadian equities	28%	29%
Canadian fixed-income securities	43%	43%
Non-Canadian fixed-income securities	0%	0%
Other	7%	5%

Total	100%	100%

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pensions and Other Postretirement Benefits — (Continued)

Contributions

We expect to contribute a total of approximately $24,800 to our U.S. pension plans and approximately $29,800 to our foreign pension plans in 2006. The contributions to the U.S. pension plans are expected to approximate $18,700 in 2007, $15,200 in 2008, $6,200 in 2009 and essentially zero each year thereafter.

Estimated future benefit payments

We expect to make the following benefit payments:

		United
	United States	Kingdom	Canada	Total

2006	$21,313	$20,124	$1,756	$43,193
2007	21,418	21,983	1,832	45,233
2008	21,761	24,406	1,874	48,041
2009	21,933	26,941	1,871	50,745
2010	22,025	28,668	1,869	52,562
2011-2015	114,490	188,659	9,600	312,749

Other Postretirement Benefits — In addition to providing pension benefits, some of our subsidiaries provide certain health care and life insurance benefits for retired employees (“other postretirement benefits”). Employees may become eligible for these other postretirement benefits if they qualify for and commence normal or early retirement pension benefits as defined in the pension plan while working for Foster Wheeler. Certain benefits are provided through insurance companies. Additionally, some of our subsidiaries also have a plan, which provides coverage for an employee’s beneficiary upon the death of the employee.

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

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pensions and Other Postretirement Benefits — (Continued)

The following chart contains the disclosures for our other postretirement benefit obligation:

	For the Year Ended
	December 30,	December 31,
	2005	2004

Accumulated Postretirement Benefit Obligation (APBO):
APBO at beginning of year	$87,276	$94,906
Service cost	205	323
Interest cost	4,345	5,119
Plan participants’ contributions	3,053	2,707
Actuarial (gain)/loss	(1,319)	(6,479)
Benefits paid	(9,678)	(10,369)
Other	—	983
Foreign currency exchange rate changes	46	86

APBO at end of year	$83,928	$87,276

Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	9,678	10,369
Benefits paid	(9,678)	(10,369)

Fair value of plan assets at end of year	$—	$—

Funded Status:
Funded status	$(83,928)	$(87,276)
Unrecognized net actuarial loss	35,276	38,743
Unrecognized prior service cost	(53,070)	(57,824)

Accrued benefit cost	$(101,722)	$(106,357)

The following chart contains the disclosures of our net periodic postretirement benefit cost:

	For the Year Ended
	December 30,	December 31,	December 26,
	2005	2004	2003

Net Periodic Postretirement Benefit Cost:
Service cost	$205	$323	$741
Interest cost	4,345	5,119	9,205
Amortization of prior service cost	(4,760)	(4,745)	(1,485)
Other	2,158	2,244	(3,340)

Net periodic postretirement benefit cost	$1,948	$2,941	$5,121

Weighted-Average Assumptions – Net Periodic Postretirement Benefit Cost:
Discount rate	5.31%	6.00%	6.63%
Weighted-Average Assumptions – Accumulated Postretirement Benefit Obligation:

Discount rate	5.38%	5.31%	6.00%

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pensions and Other Postretirement Benefits — (Continued)

	Pre-Medicare Eligible	Medicare Eligible

Health-care cost trend:
2005	9.00%	10.50%
2006	8.50%	10.00%
Decline to 2016	5.00%	5.00%

Assumed health-care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$205	$(177)
Effect on accumulated postretirement benefit obligations	$5,041	$(4,328)

Plan measurement date

The measurement date for our other postretirement benefit plans is December 31 of each year for obligations.

Contributions

We expect to contribute a total of approximately $7,185 to our other postretirement benefit plans in 2005, net of the health care subsidy.

Estimated future benefit payments

We expect to pay the following other postretirement benefit payments:

	Other	Health Care	Other Benefits, Net of
	Benefits	Subsidy	Subsidy

2006	$8,648	$1,463	$7,185
2007	8,928	1,601	7,327
2008	9,034	1,749	7,285
2009	9,134	1,886	7,248
2010	9,173	2,018	7,155
2011-2015	43,806	11,988	31,818

Other Benefits — Certain of our foreign subsidiaries participate in government-mandated indemnity and postretirement programs for their employees. Liabilities of $34,845 and $32,650 were recorded within pension, postretirement and other employee benefits on the consolidated statement of financial position at December 30, 2005 and December 31, 2004, respectively, related to such benefits.

We also have a benefit plan, referred to as the Survivor Income Plan, accounted for under SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” which was designed to provide coverage for an employee’s beneficiary upon the death of the employee; this plan has been closed to new entrants since 1988. Total liabilities under this plan, which is also recorded within pension, postretirement and other employee benefits on the consolidated statement of financial position, were $23,300 and $23,572 as of December 30, 2005 and December 31, 2004, respectively. Benefit assets reflecting primarily the cash surrender value of insurance policies purchased to cover obligations under the Survivor Income Plan totaled $5,285 and $6,351 as of December 30, 2005 and December 31, 2004, respectively. Such benefit assets are recorded in other assets on the consolidated statement of financial position.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

10. Guarantees and Warranties

We have provided indemnifications to third parties relating to businesses and/or assets that we previously owned. Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by us prior to the sale.

		Carrying Amount of	Carrying Amount of
	Maximum	Liability as of	Liability as of
	Potential Payment	December 30, 2005	December 31, 2004

Environmental indemnifications	No limit	$8,100	$5,300
Tax indemnifications	No limit	$—	$—

We provide for warranty and project execution reserves on certain of our long-term contracts. Generally, warranty reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Balance at beginning of year	$94,500	$131,600	$81,900
Accruals	24,800	25,800	72,800
Settlements	(12,600)	(32,800)	(13,800)
Adjustments to provisions	(43,500)	(30,100)	(9,300)

Balance at end of year	$63,200	$94,500	$131,600

11. Financial Instruments and Risk Management

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Cash and Short-term Investments — The carrying value of our short-term investments approximates fair value because of the short-term maturity of these instruments.

Long-term Debt — We estimate the fair value of our long-term debt (including current installments) based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities.

Foreign Currency Contracts — We estimate the fair value of foreign currency contracts (which are used for hedging purposes) by obtaining quotes from brokers. We are exposed to market risks from fluctuations in foreign exchange rates. We utilize financial instruments to reduce this risk. We do not hold or issue financial instruments for trading purposes. We are exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies) (see Notes 2 and 15).

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

11. Financial Instruments and Risk Management — (Continued)

Carrying Amounts and Fair Values — The estimated fair values of our financial instruments are as follows:

	December 30, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$350,669	$350,669	$317,342	$317,342
Restricted cash	21,994	21,994	72,844	72,844
Long-term debt	(312,342)	(318,841)	(567,003)	(570,586)
Notes payable to affiliate	(3,070)	(2,732)	(3,070)	(2,732)
Notes payable to affiliate	(211,971)	—	(206,930)	—

Derivatives:
Foreign currency contracts	(3,514)	(3,514)	419	419

We are contingently liable for performance under standby letters of credit, bank guarantees and surety bonds totaling $551,900 and $559,900 as of December 30, 2005 and December 31, 2004, respectively. These balances include the standby letters of credit issued under the senior credit agreement discussed in Note 8. Based upon past experience, no material claims have been made against these financial instruments. We do not expect any material losses to result from these off-balance-sheet instruments and, therefore, we believe the fair value of these instruments is zero. It is not practicable to estimate the fair value of the Company’s intercompany debt of $211,971 at December 30, 2005 and $206,930 at December 31, 2004 as there is no market value for this type of instrument.

As of December 30, 2005, we had $165,827 of foreign currency contracts outstanding. These foreign currency contracts mature between 2006 and 2009. The contracts have been established by our various international subsidiaries to sell a variety of currencies, and receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents and trade receivables. We place our cash equivalents with financial institutions and we limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base and their dispersion across different business and geographic areas. As of December 30, 2005 and December 31, 2004, we had no significant concentrations of credit risk. We issued a third-party financial guarantee totaling $2,750 at December 30, 2005 and December 31, 2004 with respect to a partnership interest in a commercial real estate project.

12. Restricted Stock Plan

On October 6, 2004, management was issued 1,883,745 restricted share awards in accordance with a Management Restricted Stock Plan, of which 1,351,846 were in the form of restricted shares and 531,899 were in the form of restricted share units. The restricted shares have immediate voting rights and the restricted share units will give the holders voting rights upon vesting. The restricted awards provide that issued shares may not be sold or otherwise transferred until restrictions lapse. One third of the restricted awards vested in the fourth quarter of 2005 and the balance are scheduled to vest during the fourth quarter of 2006. The grant date fair value of the restricted common share awards issued to management was $9.20 per share.

On August 8, 2005, one of our senior executives was issued 20,000 restricted share units in accordance with the Management Restricted Stock Plan. One-third of the award vested in the fourth quarter of 2005 and

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

12. Restricted Stock Plan — (Continued)

the balance is scheduled to vest in the fourth quarter of 2006. The grant date fair value of the restricted common share award was $23.20 per unit.

On October 10, 2005, one of our senior executives was issued 17,417 restricted shares in accordance with an inducement award. One-third of the award vested in the fourth quarter of 2005 and the balance is scheduled to vest in the fourth quarter of 2006. The grant date fair value of the award was $29.30 per share.

Upon issuance of the restricted common share awards, unearned compensation equivalent to the market value of the common shares on the date of grant was recorded as a part of Foster Wheeler Ltd. shareholders’ deficit, with a corresponding offset to common shares and paid-in capital. Unearned compensation will be amortized to compensation expense over the appropriate vesting period of each grant. The total unearned compensation recorded upon issuance of the restricted awards was $1,230 and $17,609 in 2005 and 2004, respectively. The related compensation expense recorded in 2005 and 2004 was $8,769 and $1,712, respectively.

13. Stock Option Programs

On September 10, 2004, the Board of Directors of Foster Wheeler Ltd. adopted the 2004 Stock Option Plan (the “2004 Plan”), which reserves 56,421 preferred shares for issuance. The options granted under the 2004 Plan expire up to a maximum of 10 years from the date granted. On October 6, 2004, management was issued options under the 2004 Plan to purchase 43,103 preferred shares at an exercise price of $9.378 per common share. Such options expire on October 5, 2007. One third of the options issued to management vested in the fourth quarter of 2005, and the balance are scheduled to vest during the fourth quarter of 2006.

On November 29, 2004, each option under the 2004 Plan to purchase preferred shares granted to management mandatorily converted to an option to purchase 65 common shares at an exercise price of $9.378 per common share.

On August 8, 2005, one of our senior executives was issued options under the 2004 Plan to purchase 169,000 common shares at an exercise price of $23.20 per common share. Such options expire on August 7, 2008. One third of the options vested in the fourth quarter of 2005, and the balance is scheduled to vest during the fourth quarter of 2006.

On October 10, 2005, one of our senior executives was issued options under the 2004 Plan to purchase 52,165 common shares at an exercise price of $29.95 per common share. Such options expire on October 9, 2008. One third of the options vested in the fourth quarter of 2005, and the balance are scheduled to vest during the fourth quarter of 2006.

Under the 1995 Stock Option Plan approved by the shareholders of Foster Wheeler Ltd. in April 1995 and amended in April 1999 and May 2002, the total number of shares of common stock that may be granted is 265,000. The plan provides that shares granted come from the authorized but unissued or reacquired common stock of Foster Wheeler Ltd. The price of the options granted pursuant to the plan will not be less than 100% of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after 10 years from the date granted.

Foster Wheeler Ltd. also granted 65,000 inducement options at an exercise price of $99.70 in 2001 to its chief executive officer in connection with an employment agreement and a further 50,000 options at an exercise price of $32.80 in 2002 based upon an amendment to his employment agreement. The 2001 options vest 20% each year over the term of the agreement, while the 2002 options vest one-forty-eighth (1/48) on the date of grant and 1/48 on the first day of each successive month thereafter. The price of the options granted pursuant to these agreements was the fair market value on the date of the grant. The options granted under these agreements expire ten years from the date granted.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

13. Stock Option Programs — (Continued)

Foster Wheeler Ltd. also granted 12,750 inducement options at an exercise price of $29.80 to its president and chief executive officer of Foster Wheeler North America Corp. in connection with his employment agreement in 2002 and granted a further 5,000 inducement options at an exercise price of $24.10 to him in 2003. The 2002 options vest ratably over five years, while the 2003 options vest ratably over four years. The price of the options granted pursuant to these agreements was the fair market value on the date of the grant. The options granted under these agreements expire ten years from the date granted.

Information regarding these option plans for the years 2005, 2004 and 2003 is as follows (presented in actual number of shares):

	For the Year Ended
	December 30, 2005		December 31, 2004		December 26, 2003
		Weighted–		Weighted–		Weighted–
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	3,182,910	$30.71	393,383	$196.00	410,055	$195.20
Options exercised	(127,945)	$9.38	—	$—	—	$—
Options granted	221,165	$24.95	2,801,704	$9.38	5,857	$24.00
Options canceled or expired	(36,579)	$303.53	(12,177)	$303.50	(22,529)	$136.00

Options outstanding at end of year	3,239,551	$28.19	3,182,910	$30.71	393,383	$196.00

Option price range at end of year	$9.38	to	$9.38	to	$23.40	to
	$881.25		$881.25		$881.25
Options available for grant at end of year	659,985		869,273		25,342

Weighted-average fair value of options granted during the year where exercise price was equal to stock price on grant date	$8.76		$3.30		$16.80

Weighted-average fair value of options granted during the year where exercise price was greater than stock price on grant date	$10.85		$—		$—

Weighted-average fair value of options granted during the year where exercise price was less than stock price on grant date	$—		$—		$—

Options exercisable at end of year	567,701		284,390		229,445

Weighted-average exercise price of exercisable options at end of year	$101.71		$230.60		$296.00

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

13. Stock Option Programs — (Continued)

The following table summarizes information about fixed-price stock options outstanding as of December 30, 2005:

	Options Outstanding			Options Exercisable

	Number	Weighted–		Number
	Outstanding at	Average	Weighted–	Exercisable at	Weighted–
	December 30,	Remaining	Average	December 30,	Average
Range of Exercise Prices	2005	Contractual Life	Exercise Price	2005	Exercise Price

$9.38 to $ 9.38	2,673,759	1.76 years	$9.38	255,892	$9.38
23.20 to 32.80	375,344	4.31 years	27.71	130,617	32.21
99.70 to 127.50	98,037	5.50 years	105.22	85,037	106.06
163.13 to 200.00	22,900	4.19 years	186.28	17,950	167.46
270.00 to 301.25	30,650	3.14 years	282.74	30,650	282.74
552.50 to 738.75	35,975	1.54 years	640.38	35,975	640.38
843.75 to 881.25	11,579	0.04 years	846.50	11,579	846.50

$9.38 to $881.25	3,248,244	2.19 years	$28.19	567,700	$101.71

14. Income Taxes

Below are the components of loss before income taxes for the years 2005, 2004 and 2003 under the following tax jurisdictions:

	For the Year Ended
	December 30,	December 31,	December 26,
	2005	2004	2003

Domestic	$(229,379)	$(269,755)	$(155,538)
Foreign	162,577	34,704	46,011

Total	$(66,802)	$(235,051)	$(109,527)

The provision for income taxes on those losses was as follows:

	For the Year Ended
	December 30,	December 31,	December 26,
	2005	2004	2003

Current tax expense:
Domestic	$(5,266)	$(7,597)	$(14,939)
Foreign	(28,843)	(47,616)	(31,887)

Total current	(34,109)	(55,213)	(46,826)

Deferred tax benefit/(expense):
Domestic	(2,845)	(569)	84
Foreign	(2,555)	2,660	(684)

Total deferred	(5,400)	2,091	(600)

Total provision for income taxes	$(39,509)	$(53,122)	$(47,426)

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

14. Income Taxes — (Continued)

Deferred tax assets (liabilities) consist of the following:

	December 30,	December 31,
	2005	2004

Difference between book and tax depreciation	$(16,926)	$(2,717)
Pensions	48,428	41,771
Revenue recognition	—	11,716
Deferred tax on equity earnings	(15,563)	—
U.S. tax on foreign earnings	(16,500)	—
Current taxability of estimated costs to complete long-term contracts	15,623	20,658
Income currently taxable deferred for financial reporting	21,779	17,416
Expenses not currently deductible for tax purposes	54,643	33,348
Postretirement benefits other than pensions	32,769	36,269
Asbestos claims	68,654	33,077
Minimum tax credits	6,780	6,399
Foreign tax credits	12,833	19,440
Net operating loss carryforwards	89,809	64,283
Effect of write-downs and restructuring reserves	1,897	7,685
Other	(11,221)	9,890

Total	293,005	299,235
Valuation allowance	(260,101)	(234,432)

Net deferred tax assets	$32,904	$64,803

Foreign tax credit carryforwards are recognized based on their potential utilization and, if not used, will expire in 2012. As reflected above, we have recorded various deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the various credits. We believe that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. In prior periods we reduced our domestic and certain foreign tax benefits by a valuation allowance based upon available evidence that it was more likely than not that some or all of the deferred tax assets would not be realized. During the fourth quarter of 2005, we reversed the valuation allowance that we had previously established for one of our foreign operating units due to improved operational performance and positive evidence that deferred tax assets will be realized. In other jurisdictions, improved operational performance resulted in the reduction (less than full reversal) of valuation allowance. In addition, we decreased the valuation allowance to reflect the utilization of tax credits against the deferred tax liability set up on anticipated repatriations of foreign earnings. These three events combined to decrease the valuation allowance by $49,766. We also established a new valuation allowance for another of our foreign operating units due to the presence during the fourth quarter of 2005 of negative evidence that the deferred tax assets of this unit will not be realized. This resulted in an increase to the valuation allowance by $5,581. However, this net reduction was more than offset by the need to increase the net valuation allowance primarily in the U.S. where we continue to experience negative evidence that the deferred tax assets would not be realized. As a result, the valuation allowance increased by $25,669 in 2005. A valuation allowance is required under SFAS No. 109, “Accounting for Income Taxes,” when there is evidence of losses from operations in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided do not begin expiring until 2024 and beyond, based on the current tax laws.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

14. Income Taxes — (Continued)

As a result of the equity-for-debt exchange offers consummated in 2004 and 2005, we are subject to substantial limitations on the use of pre-exchange period losses and credits to offset U.S. federal taxable income in any post-exchange period.

As part of the overall reorganization that took place in May 2001, we transferred in December 2000, certain intangible rights to one of our subsidiaries. The gain on the transfer was reported as an intercompany deferred gain and is therefore eliminated in consolidation; for GAAP purposes, however, the transfer was subject to tax in the U.S. As required under SFAS No. 109, the U.S. tax charge on the gain was reported as a deferred charge in other assets on the consolidated statement of financial position, which is being amortized to tax expense over 35 years.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:

	For the Year Ended
	December 30,	December 31,	December 26,
	2005	2004	2003

Tax benefit at U.S. statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of Federal income tax benefit	5.4%	1.7%	6.8%
Adjustment to deferred tax assets–equity-for-debt exchange	0.0%	154.5%	0.0%
Valuation allowance	31.8%	(140.9)%	52.9%
Difference in estimated income taxes on foreign income and losses, net of previously provided amounts	(12.6)%	13.7%	15.1%
Deferred charge	2.8%	0.8%	1.7%
Nondeductible loss	32.1%	26.7%	0.0%
U.S. tax on foreign earnings	34.4%	—%	—%
Other	0.2%	1.4%	1.8%

Total	59.1%	22.9%	43.3%

15. Derivative Financial Instruments

We operate on a worldwide basis. Our activities expose us to risks related to the effect of changes in foreign-currency exchange rates. We maintain a foreign-currency risk-management strategy that uses derivative instruments to protect us from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. We utilize foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the years 2005, 2004 and 2003, we did not meet the requirements for deferral under SFAS No. 133 and recorded pretax losses of $3,933, $2,900 and $5,160, respectively. These amounts were recorded in the following line items on the consolidated statement of operations and comprehensive loss.

	For the Year Ended
	December 30,	December 31,	December 26,
	2005	2004	2003

Increase in cost of operating revenues	$3,711	$2,700	$5,270
Other deductions/(other income)	222	200	(110)

Total	$3,933	$2,900	$5,160

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

15. Derivative Financial Instruments — (Continued)

Amounts receivable (gains) or payable (losses) under foreign exchange contracts are recognized as deferred gains or losses and are included in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts.

We are exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies). As of December 30, 2005, $21,690 was owed to us by counterparties and $144,137 was owed by us to counterparties.

The maximum term over which we are hedging exposure to the variability of cash flows is 12 months.

16. Business Segments

We operate through two business groups, which also constitute separate reportable segments: our Global Engineering and Construction Group, which we refer to as our E&C Group, and our Global Power Group. Our Global E&C Group, which operates worldwide, designs, engineers and constructs upstream oil and gas processing facilities, oil refining, chemical and petrochemical, pharmaceutical, natural gas liquefaction facilities and receiving terminals, and related infrastructure, including power generation and distribution facilities. Our E&C Group provides engineering, project management and construction management services, and purchases equipment, materials and services from third-party suppliers and contractors. Our E&C Group owns one of the leading refinery residue upgrading technologies and hydrogen production processes used in oil refineries and petrochemical plants. Additionally, the E&C Group has experience with, and is able to work with, a wide range of refining, chemical and oil and gas processes owned by others. Our E&C Group performs international environmental remediation services, together with related technical, engineering, design and regulatory services. Our E&C Group is also involved in the development, engineering, construction and ownership of power generation facilities. Our E&C Group generates revenues from engineering and construction activities pursuant to long-term contracts spanning up to four years in duration, from operating activities pursuant to the long-term sale of project outputs, such as electricity, and from returns on its equity investments in various production facilities.

Our Global Power Group designs, manufactures, and erects steam generating and auxiliary equipment for electric power generating stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and municipal solid waste, waste wood, and low-Btu gases. Our circulating fluidized-bed boiler technology is recognized as one of the leading solid fired fuel technologies in the world. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment, selective non-catalytic recovery units, selective catalytic recovery units and low-NOx burners. We provide a broad range of site services relating to these products, including full plant construction, maintenance engineering, plant upgrading and life extension, and plant repowering. Our Global Power Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, our Global Power Group builds, owns and operates cogeneration, independent power production and waste-to-energy facilities, as well as facilities for the process and petrochemical industries. Our Global Power Group generates revenues from long-term engineering activities, supply of equipment and construction contracts, and from operating activities pursuant to the long-term sale of project outputs, such as electricity and steam, operating and maintenance agreements, and from returns on its equity investments in various production facilities.

We conduct our business on a global basis. Our E&C Group accounted for the largest portion of our operating revenues over the last ten years. In 2005, our E&C Group accounted for 67% of our total operating revenues; while our Global Power Group accounted for 33% of our total operating revenues.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

16. Business Segments — (Continued)

The geographic dispersion of our 2005 operating revenues, based upon location of the project, was as follows:

	E&C Group		Global Power Group			Total

		Percentage of		Percentage of	Corporate and		Percentage of
	Operating	Operating	Operating	Operating	Financial Services	Operating	Operating
	Revenues	Revenues	Revenues	Revenues	and Eliminations	Revenues	Revenues

North America	$51,645	3.5%	$373,899	51.4%	$(17)	$425,527	19.3%
South America	24,120	1.6%	12,193	1.7%	—	36,313	1.7%
Europe	679,200	46.1%	189,502	26.0%	—	868,702	39.5%
Asia	162,732	11.1%	136,994	18.8%	—	299,726	13.6%
Middle East	282,723	19.2%	13,052	1.8%	—	295,775	13.4%
Other	271,528	18.5%	2,384	0.3%	—	273,912	12.5%

Total	$1,471,948	100.0%	$728,024	100.0%	$(17)	$2,199,955	100.0%

We use several financial metrics to measure the performance of our business segments. EBITDA is the primary earnings measure used by our chief decision makers.

No single customer represented 10% or more of operating revenues for 2005, 2004 or 2003.

Identifiable assets by group are those assets that are directly related to and support the operations of each group. Corporate assets are principally cash, investments and real estate.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

16. Business Segments — (Continued)

	Total		Engineering and Construction		Global Power Group		Corporate and Financial Services (1)

For the Year Ended December 30, 2005
Third-party revenues	$2,199,955		$1,471,948		$728,024		$(17)

EBITDA	$12,031	(2)	$165,629	(2)	$107,266	(2)	$(260,864	)(2)
Less: interest expense	(50,618)
Less: depreciation and amortization	(28,215)

Loss before income taxes	(66,802)
Provision for income taxes	(39,509)

Net loss	$(106,311)

Total assets	$1,894,772		$916,857		$1,023,094		$(45,179)
Capital expenditures	$10,809		$6,856		$3,642		$311

For the Year Ended December 31, 2004
Third-party revenues	$2,661,324		$1,672,082		$988,630		$612

EBITDA	$(107,674	)(3)	$135,548	(3)	$80,814	(3)	$(324,036	)(3)

Less: interest expense	(94,622)
Less: depreciation and amortization	(32,755)

Loss before income taxes	(235,051)
Provision for income taxes	(53,122)

Net loss	$(288,173)

Total assets	$2,178,274		$1,000,971		$1,177,657		$(354)
Capital expenditures	$9,613		$5,724		$3,847		$42

For the Year Ended December 26, 2003
Third-party revenues	$3,723,815		$2,294,023		$1,427,364		$2,428

EBITDA	$21,460	(4)	$60,681	(4)	$146,209	(4)	$(185,430	)(4)

Less: interest expense	(95,413)
Less: depreciation and amortization	(35,574)

Loss before income taxes	(109,527)
Provision for income taxes	(47,426)

Net loss	$(156,953)

Capital expenditures	$12,870		$5,688		$6,582		$600

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.
(2)
Includes in 2005: a charge of $(113,700) in C&F on the revaluation of our estimated asbestos liability and asbestos insurance receivable; the regular re-evaluation of contract profit estimates of $99,600: $66,300 in E&C and $33,300 in Global Power; credit agreement costs in C&F associated with the previous senior credit facility of $(3,500); and an aggregate charge of $(58,300) in C&F recorded in conjunction with the trust preferred securities and 2011 senior notes exchange offers.

(3)
Includes in 2004: a gain of $19,200 in E&C on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe; a loss of $(3,300) in E&C on the sale of 10% of our equity interest in a waste-to-energy project in Italy; the regular re-evaluation of contract profit estimates of $58,000: $98,700 in E&C and $(40,700) in Global Power; a charge of $(75,800) in

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

16. Business Segments — (Continued)

C&F on the revaluation of asbestos insurance assets as a result of an adverse court decision in asbestos coverage allocation litigation; a net gain of $15,200 in C&F on the settlement of coverage litigation with certain asbestos insurance carriers; restructuring and credit agreement costs of $(17,200) in C&F; a net charge of $(175,100) in C&F recorded in conjunction with the 2004 equity-for-debt exchange; and charges for severance cost of $(5,700): $(2,900) in E&C, $(1,900) in Global Power and $(900) in C&F.

(4)
Includes in 2003: a $(15,100) impairment loss in C&F on the anticipated sale of a domestic corporate office building; a $16,700 gain in E&C on the sale of certain assets of Foster Wheeler Environmental Corporation; a gain of $4,300 in Global Power on the sale of waste-to-energy plant; the re-evaluation of project claim estimates and contract cost estimates of $(30,800): $(33,900) in E&C and $3,100 in Global Power; a provision for asbestos claims of $(68,100) in C&F; restructuring and credit agreement costs of $(42,600) in C&F and $(1,000) in E&C; and charges for severance cost of $(15,900): $(6,600) in E&C, $(6,700) in Global Power and $(2,600) in C&F.

	For the Year Ended

	December 30,	December 31,	December 26,
Equity earnings in unconsolidated subsidiaries:	2005	2004	2003

Engineering and Construction Group	$24,527	$16,885	$12,911
Global Power Group	5,409	9,041	7,950
Corporate and Financial Services	(88)	(316)	(407)

Total	$29,848	$25,610	$20,454

	December 30,	December 31,
Investments and advances in unconsolidated subsidiaries:	2005	2004

Engineering and Construction Group	$108,512	$93,318
Global Power Group	58,208	61,410
Corporate and Financial Services	1,473	3,596

Total	$168,193	$158,324

Revenues as presented below are based on the country in which the contracting subsidiary is located.

	For the Year Ended

	December 30,	December 31,	December 26,
Geographic concentration of operating revenues:	2005	2004	2003

United States	$451,532	$525,614	$976,818
Europe	1,557,965	1,900,889	2,491,680
Canada	13,508	35,895	67,459
Asia	164,705	165,416	173,946
South America	12,262	38,630	14,549
Corporate and Financial Services, including eliminations	(17)	(5,120)	(637)

Total	$2,199,955	$2,661,324	$3,723,815

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

16. Business Segments — (Continued)

	December 30,	December 31,
Long-lived assets:	2005	2004

United States	$235,218	$245,985
Europe	188,982	188,810
Canada	537	887
Asia	22,482	23,012
South America	57,410	60,582
Corporate and Financial Services, including eliminations	37,284	40,855

Total	$541,913	$560,131

Long-lived assets as presented below are based on the country in which the contracting subsidiary is located.

Operating revenues by industry were as follows:

	For the Year Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

Power generation	$915,786	$1,164,672	$1,731,339
Oil refining	444,830	773,758	973,640
Pharmaceutical	149,867	335,363	300,507
Upstream oil and gas	327,058	216,451	280,412
Chemical/petrochemical	228,971	171,091	204,738
Power production	116,303	112,526	167,594
Environmental	43,346	78,891	124,724
Eliminations and other	(26,206)	(191,428)	(59,139)

Total operating revenues	$2,199,955	$2,661,324	$3,723,815

17. Sale of Certain Business Assets

On March 7, 2003, we sold certain assets of our wholly owned subsidiary, Foster Wheeler Environmental Corporation, for sales proceeds then approximating $72,000. We recognized a gain of $15,300 on the sale, which was recorded in other income on the consolidated statement of operations and comprehensive loss, in the first quarter of 2003. We also retained $8,000 of cash on hand at the time of the asset sale. The sale proceeds were subject to adjustment based on a net worth calculation to be finalized subsequent to the sale. During the third quarter 2003, we agreed with the buyer on a final net worth calculation that resulted in us returning $4,500 of the sales proceeds to the buyer over a six-month time period. A total of $3,000 was returned by year-end 2003 and $1,500 was paid in February 2004. The net worth agreement had no impact on the pretax gain previously disclosed. With the payment in February 2004, all transactions related to the sale have been concluded.

On March 31, 2003, we sold our interest in a corporate office building for net proceeds of approximately $7,900, which approximated the value of our investment. With the completion of this transaction, $1,445 of the net proceeds was used to prepay principal outstanding under our previous senior credit facility in accordance with the terms of the facility.

In 2004, we sold a domestic corporate office building for net cash proceeds of $16,400, which approximated carrying value. Of this amount, 50% was prepaid to our previous senior credit facility’s lenders in the second quarter of 2004. We previously recorded an impairment loss of $15,100 on this building in

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

17. Sale of Certain Business Assets — (Continued)

2003 in anticipation of a sale, in accordance with SFAS No. 144. The loss was recorded in other deductions on the consolidated statement of operations and comprehensive loss.

In 2004, we sold minority equity interests in special-purpose companies established to develop power plant projects in Europe. We recorded an aggregate gain on the sales of $19,200 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive loss.

In 2004, we also entered into a binding agreement to sell 10% of our equity interest in a waste-to-energy project in Italy; such sale closed in April 2005. We recorded a loss on the sale of $3,300 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive loss.

18. Operating Leases

Certain of our subsidiaries are obligated under operating lease agreements primarily for office space. In many instances, our subsidiaries retain the right to sub-lease the office space. Rental expense for these leases was $32,601 in 2005, $34,048 in 2004 and $34,117 in 2003. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2006	$31,484
2007	25,840
2008	22,495
2009	20,683
2010	20,723
Thereafter	209,587

$330,812

We entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the United Kingdom in 1999. In connection with these transactions, we recorded deferred gains, which are being amortized to income over the term of the respective leases. The amortization was $4,124, $4,135 and $3,622 for the years 2005, 2004 and 2003, respectively. As of December 30, 2005 and December 31, 2004, the balance of the deferred gains was $64,255 and $76,383, respectively, and is included in other long-term liabilities on the accompanying consolidated statement of financial position. The year-over-year decrease in the deferred gain balance was primarily due to a change in foreign currency translation rates.

19. Litigation and Uncertainties

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

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

19. Litigation and Uncertainties — (Continued)

United States

A summary of U.S. claim activity for the three years ended December 30, 2005 is as follows:

	Number of Claims

	For the Year Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

Open claims at beginning of year	167,760	170,860	139,800
New claims	14,340	17,870	48,260
Claims resolved	(17,280)	(20,970)	(17,200)

Open claims at end of year	164,820	167,760	170,860
Claims not valued in the liability (1)	(62,560)	(34,910)	(23,320)

Open claims valued in liability at end of year	102,260	132,850	147,540

(1)	Claims not valued in the liability include claims six or more years old that are considered abandoned, claims on certain inactive court dockets, and certain other claims.

The amount spent on asbestos litigation, defense, and case resolution was $83,800 in 2005, $100,200 in 2004 and $73,600 in 2003. We funded $12,400 of the 2005 payments, while all remaining amounts were reimbursed from insurance coverage. Through December 30, 2005, total indemnity costs paid, prior to insurance recoveries, were approximately $510,800 and total defense costs paid were approximately $136,500. The overall average combined indemnity and defense cost per resolved claim since 1993 was approximately $2.2. The average cost per resolved claim is increasing and we believe will continue to increase in the future.

As of December 30, 2005, we had the following asbestos-related assets and liabilities recorded on our consolidated statement of financial position:

	December 30, 2005	December 31, 2004

Asbestos-related assets recorded within:
Accounts and notes receivable-other	$24,200	$95,000
Asbestos-related insurance recovery receivable	295,800	290,500

Total asbestos-related assets	$320,000	$385,500

Asbestos-related liabilities recorded within:
Accrued expenses	$75,000	$75,000
Asbestos-related liability	441,000	405,000

Total asbestos-related liabilities	$516,000	$480,000

As of December 30, 2005, total asbestos-related liabilities were comprised of an estimated liability of $223,700 relating to open (outstanding) claims being valued and an estimated liability of $292,300 relating to future unasserted claims.

In 2004, we retained, through counsel, Analysis Research Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to work with us to estimate the amounts of asbestos-related indemnity and defense costs for the following 15-year period. We consult ARPC at the end of each quarter regarding this estimate. ARPC reviewed our asbestos indemnity payments, defense costs and claims activity during 2005 and compared them to our 15-year forecast prepared in 2004.

In 2005, the number of mesothelioma claims filed against us was significantly higher than forecast. In addition, the average indemnity amounts we paid for both mesothelioma and non-mesothelioma claims were

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

19. Litigation and Uncertainties — (Continued)

significantly higher than forecast. These factors increase indemnity costs but were partially offset by significantly higher than forecasted rates of dismissals of claims with zero indemnity payments.

Based on their review of 2005 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability over the next 15 years be updated as of year-end 2005. Accordingly, we worked with ARPC to develop a revised estimate of our indemnity and defense costs through 2020. At year-end, we increased our liability for asbestos indemnity and defense costs through 2020 to $516,000, which brings our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and asset, we recorded a loss of $113,700 in the fourth quarter of 2005.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type, such as mesothelioma, lung cancer or non-malignancies, and the breakdown of known and future claims into disease type, such as mesothelioma, lung cancer or non-malignancies. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity liability are estimated to be incurred through the year 2020, during which period new claims are forecasted to decline from year to year. We believe that it is likely that there will be new claims filed after 2020, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after 2020. Historically, defense costs have represented approximately 21% of total defense and indemnity costs.

The asbestos-related asset amount recorded within accounts and notes receivable-other reflects amounts due in 2006 under executed settlement agreements with insurers and does not include any estimate for future settlements. The amount recorded as asbestos-related insurance recovery receivable includes an estimate of recoveries from unsettled insurers based upon assumptions relating to cost allocation, the application of New York law, and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers.

Since 2003, we have used an outside consultant to assist us in the estimation of our asbestos insurance asset. In 2005, we retained, through counsel, Peterson Risk Consulting, nationally recognized experts in the estimation of insurance recoveries, to review our prior estimate of the value of the unsettled insurance asset and assist in the current estimation of our primary and unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimate, and allocation methodology assumptions we provided them, Peterson Risk Consulting provided an analysis of the unsettled insurance asset. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset. As of December 30, 2005, we estimate the value of our asbestos insurance asset contested by our subsidiaries’ insurers in ongoing litigation as $115,000. The litigation relates to the proper allocation of the coverage liability among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.

An adverse outcome in the pending insurance litigation described above could significantly limit our insurance recoveries. However, a favorable outcome in all or part of the litigation could significantly increase available insurance recoveries above our current estimate. In this regard, on January 10, 2005, a New York state trial court entered an order finding that New York, rather than New Jersey, law applies in the litigation described above regarding the allocation of liability for asbestos-related personal injury claims among our subsidiaries and their various insurers. Prior to entry of the New York court order, we had calculated estimated insurance recoveries applying New Jersey law. The application of New York, rather than New Jersey, law would result in our subsidiaries realizing lower insurance recoveries. Thus, as a result of this decision and other factors, we estimated our insurance asset assuming application of New York law and we recorded a charge to earnings in the fourth quarter of 2004 of approximately $75,800 and reduced the year-

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

19. Litigation and Uncertainties — (Continued)

end 2004 carrying value of our probable insurance recoveries by a similar amount. Unless this decision is reversed, we expect that we will be required to fund a portion of our asbestos liabilities from our own cash. The amount and timing of these funding requirements will be dependent upon, among other things, litigated or negotiated resolution of the various disputes with our insurers with whom we have not yet settled. On February 16, 2005, our subsidiaries filed an appeal of this decision to a higher court. Our appeal is currently pending and there can be no assurances as to the timing or the outcome. If New Jersey law were applied and if we were to prevail on the issues being litigated, our asbestos insurance asset could increase significantly. If we prevail in whole or in part in the litigation, we will re-value our asset based on the asbestos liability estimated at that time.

Even if the coverage litigation is resolved in a manner favorable to us, our recoveries may be limited by insolvencies among our insurers. We have not assumed recovery in the estimate of our asbestos insurance asset from any of our currently insolvent insurers. Other insurers may become insolvent in the future and our insurers also may fail to reimburse amounts owed to us on a timely basis. Any failure to realize expected insurance recoveries, and any delays in receiving from our insurers amounts owed to our subsidiaries, will have a material adverse effect on our financial condition, results of operations and cash flow.

The pending coverage litigation and active negotiations with other insurers is continuing.

Our subsidiaries have entered into several settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. We intend to continue to attempt to negotiate additional settlements where achievable on a reasonable basis in order to minimize the amount of future costs that we would be required to fund out of our cash flow. If we cannot achieve settlements in amounts necessary to cover our future costs, we may continue to fund a portion of future costs, which may reduce our cash flow and our working capital, and may adversely affect our liquidity.

Should there be a change in the estimated asbestos liability, the impact on expense would be dependent upon available insurance recoveries. Assuming no change to the assumptions used to estimate our insurance asset at December 30, 2005, a change in the estimated liability of plus or minus 25% would result in a nearly equal change in the statement of operations and long-term cash flow.

We funded $12,400 of asbestos liabilities from our cash flow in 2005. While we expect active settlement negotiations with unsettled insurers to continue during 2006, we may determine that the appropriate course of action is to continue to fund a portion of our asbestos liabilities during 2006 while the coverage litigation and settlement negotiations continue. If we elect to continue this course of action, we may spend from our cash flow up to $51,000 in 2006. This estimate assumes no additional settlements with insurance companies and is considered in our liquidity forecast.

Proposed asbestos trust fund legislation has recently been considered in the U.S. Senate. This proposed legislation, should it become law in its present form, would alter our payment obligations. We would be required to fund approximately $19,250 per year for 30 years and thus such legislation could have a material adverse impact on our financial condition, results of operations and long-term cash flow. We remain part of a consortium of companies actively lobbying against the enactment of such proposed legislation, as currently drafted.

The estimate of the liabilities and assets related to asbestos claims and recoveries is subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainties as to the ultimate number and type of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies with asbestos claims, uncertainties surrounding the litigation process from jurisdiction to

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

19. Litigation and Uncertainties — (Continued)

jurisdiction and from case to case, as well as potential legislative changes. As occurred in 2005, increases in the number of claims filed or costs to resolve those claims will cause us to increase further the estimates of the costs associated with asbestos claims and could have a material adverse effect on our financial condition, results of operations, and cash flows.

United Kingdom

Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 747 claims have been brought against our U.K. subsidiaries of which 306 remained open at December 30, 2005. None of the settled claims has resulted in material costs to us.

As of December 30, 2005, we had recorded total liabilities of $26,200 comprised of an estimated liability relating to open (outstanding) claims of $3,100 and an estimated liability relating to future unasserted claims of $23,100. Of the total, $1,000 is recorded in accrued expenses and $25,200 is recorded in asbestos-related liability on the consolidated statement of financial position. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $1,000 is recorded in accounts and notes receivable-other, and $25,200 is recorded as asbestos-related insurance recovery receivable on the consolidated statement of financial position. The liability and asset estimates are based on a recent U.K. court of appeal ruling that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. Should this ruling change, the asbestos liability and asset recorded in the U.K. would approximate $66,200.

Project Claims

In the ordinary course of business, we are parties to litigation involving clients and subcontractors arising out of project contracts. Such litigation includes claims and counterclaims by and against us for canceled contracts, for additional costs incurred in excess of current contract provisions, as well as for back charges for alleged breaches of warranty and other contract commitments. If we were found to be liable for any of the claims/counterclaims against us, we would have to incur a write-down or charge against earnings to the extent a reserve had not been established for the matter in our accounts. Amounts ultimately realized on claims/counterclaims by us could differ materially from the balances, if any, included in our financial statements, resulting in a charge against earnings to the extent profit has already been accrued on a project contract.

In addition to the matters described above, arbitration has been commenced against us arising out of a compact CFB boiler that we engineered, supplied and erected for a client in Asia. In addition to claims for damages for breach of contract, the client is seeking to rescind the contract based upon alleged material misrepresentations by us. If such relief were granted, we could be compelled to reimburse the client for the purchase price paid (approximately $25,700), in addition to other damages, which have not yet been quantified. We are vigorously defending the case and have counterclaimed for unpaid receivables (approximately $5,200), plus interest, for various breaches and non-performance by the client. Due to its age, a reserve for the full amount of the receivable was taken prior to the arbitration. The case is in the initial stages of discovery and a final award is not expected until 2007. Based upon our investigation and the proceedings to date, there appear to be valid defenses to the claim. However, it is premature to predict the outcome of this proceeding.

Arbitration has also been commenced against us with respect to a thermal electric power plant in South America that we designed, supplied and erected as a member of a consortium with other parties. The plant’s concrete foundations experienced cracking, allegedly due to out-of-specification materials used in the concrete

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

19. Litigation and Uncertainties — (Continued)

poured by the consortium’s subcontractor. The client adopted an extensive plan to repair the foundations and is seeking reimbursement of its repair costs ($9,500). Alleging that this extensive repair effort is in the nature of emergency mitigation only, the client is also claiming its estimated cost to totally demolish and reconstruct the foundations at some point in the future ($14,300) plus lost profits during this demolition and reconstruction period ($9,400). We are investigating any rights that we may have to seek reimbursement for the damages from third parties. We believe that valid legal defenses to the claim exist, and we have responded denying the claim. However, it is premature to predict the outcome of this matter.

We are currently in a dispute with our client in connection with two power plants that we designed and built in Eastern Europe. The dispute primarily concerns whether liquidated damages, which we refer to as LDs, are due to the client under the contract for delayed completion of the projects. The client contends that it is owed LDs, capped under the contract at approximately €39,700 (approximately $47,000), and is retaining as security for these LDs approximately €22,000 (approximately $26,100) in contract payments otherwise due to us for work performed. The client contends that it is owed an additional amount (approximately €3,000 (approximately $3,600)) for the cost of consumable materials it had to incur due to the extended commissioning period on both projects and the cost to relocate a piece of equipment on one of the projects. We believe that the period of delay for which the client is seeking LDs is grossly overstated, as the client’s calculation does not include an extension of time to which it had agreed, as well as extensions of time to which we are entitled for client-caused and other excusable delays. We also believe that the LDs provision may be unenforceable under the controlling (English) law. We have asserted claims against the client for delay costs and extra work in excess of €4,700 (approximately $5,600) that have yet to be recognized. A recent mediation with the client was unsuccessful and, therefore, we intend to request arbitration, as provided for in the contract. However, it is premature to predict the outcome of this matter.

Camden County Waste-to-Energy Project

One of our project subsidiaries, Camden County Energy Recovery Associates, LP, or CCERA, owns and operates a waste-to-energy facility in Camden County, New Jersey, which we refer to as the Project. The Pollution Control Finance Authority of Camden County, or PCFA, issued bonds to finance the construction of the Project and to acquire a landfill for Camden County’s use. Pursuant to a loan agreement between the PCFA and CCERA, proceeds from the bonds were loaned by the PCFA to CCERA and used by CCERA to finance the construction of the facility. Accordingly, the proceeds of this loan were recorded as debt on CCERA’s balance sheet and, therefore, are included in our consolidated statement of financial position. CCERA’s obligation to service the debt incurred pursuant to the loan agreement is limited to depositing all tipping fees and electric revenues received with the trustee of the PCFA bonds. The trustee is required to pay CCERA its service fees prior to servicing the PCFA bonds. CCERA has no further debt repayment obligations under the loan agreement with the PCFA.

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

In 1998, CCERA filed suit against the PCFA and other parties seeking, among other things, to void the applicable contracts and agreements governing the Project (Camden County Energy Recovery Assoc. v. N.J. Department of Environmental Protection, et al., Superior Court of New Jersey, Mercer County, L-268-98). Since 1999, the State of New Jersey has provided subsidies sufficient to ensure the payment of each of the PCFA’s debt service payments as they became due. The bonds outstanding in connection with the Project

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

19. Litigation and Uncertainties — (Continued)

were issued by the PCFA, not by us or CCERA, and the bonds are not guaranteed by either us or CCERA. In the litigation, the defendants have asserted, among other things, that an equitable portion of the outstanding debt on the Project should be allocated to CCERA even though CCERA did not guarantee the bonds.

At this time, we cannot determine the ultimate outcome of the foregoing and the potential effects on CCERA and the Project. If the State of New Jersey were to fail to subsidize the debt service, and there were to be a default on a debt service payment, the bondholders might proceed to attempt to exercise their remedies, by among other things, seizing the collateral securing the bonds. We do not believe this collateral includes CCERA’s plant.

Long-Term Government Contract

One of our subsidiaries, Foster Wheeler Environmental Corporation, or FWENC, retained a long-term contract for a spent nuclear storage facility with a U.S. government agency when FWENC sold most of its assets. The contract as scheduled consists of four phases. The first phase was for the initial design, permitting and licensing of a spent fuel facility. The first phase of this project is complete and was profitable.

The current, second phase of the contract, is billed on a cost-plus-fee basis. In this phase, FWENC was required to license the facility with the Nuclear Regulatory Commission, or NRC, to respond to any questions regarding the initial design generated in phase one, and to complete final design. FWENC requested clarification of certain technical specifications and detailed guidance from the government agency regarding government agency-directed changes to the project scope. The government agency failed to provide such clarification and guidance, and, in July 2005, it instead directed FWENC to proceed with the third phase of the contract.

Phase three consists of the procurement of long-lead items, construction, start-up and testing of the facility, all for a fixed contractual price of $114,000, subject to escalation. The actual commencement of this phase was delayed as a result of the significant delay in the issuance of the NRC license for the facility, which was issued on November 30, 2004. This delay caused the cost of constructing the facility to increase. The third phase is scheduled to last approximately three years and requires that FWENC fund the construction cost and provide a performance bond for the full construction price of the project. Foster Wheeler USA Corporation, the parent company of FWENC, provided a performance guarantee on the project. The cost of the facility was expected to be recovered in the first nine months of operations under phase four, during which FWENC would operate the facility at fixed rates, subject to escalation, for approximately four years.

In February 2006, FWENC entered into a final modification of the contract with the government agency. Under the final modification, the contract will be terminated on a no-fault basis once FWENC transfers to the government agency certain licenses, permits, contracts, drawings and other documents related to the project. More specifically, the final modification provides that if and when FWENC transfers to the government agency the licenses, permits, contracts, drawings, and other documents related to the project, FWENC and its parent will be released from further obligations to perform the contract, and FWENC and the government agency will exchange broad releases of claims related to the project. Neither party is required to pay the other any money pursuant to the final modification. FWENC and the government agency are in the process of arranging the necessary transfers, but they are not yet complete. However, we expect FWENC to be able to complete the required transfers. Under the final modification, the target date for completion of the transfers and the related exchange of releases is March 6, 2006.

If FWENC fails to complete the transfers, neither it nor its parent will be released from the contract and will remain legally obligated to perform the contract. In such case, FWENC would seek third-party financing to fund the majority of the construction costs, but there can be no assurance that it will secure such financing

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

19. Litigation and Uncertainties — (Continued)

on acceptable terms, or at all. There also can be no assurance that it will be able to obtain the required performance bond. If the necessary financing and bonding cannot be obtained, it is unlikely that FWENC would be able to perform its construction obligations under the contract. This could have a material adverse effect on our financial condition, results of operations, and cash flow. No claims have been raised to date by the government agency against FWENC, although they had directed us to proceed with construction. The ultimate potential liability to FWENC, its parent, and/or Foster Wheeler Ltd. would arise in the event that the government agency terminates the contract (for example, due to FWENC’s inability to continue with the contract) and re-bids the contract under substantially the same terms and the resulting cost to the government agency is greater than it would have been under the existing terms with FWENC. However, we do not believe that such a claim is probable. Further, management believes that FWENC would have a variety of potential legal defenses should the government agency decide to make such a claim, and management is presently unable to estimate the possible loss that could occur as a result of any such claim.

Environmental Matters

Under U.S. federal statutes, such as the Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, the Clean Water Act and the Clean Air Act, and similar state laws, the current owner or operator of real property and the past owners or operators of real property (if disposal took place during such past ownership or operation) may be jointly and severally liable for the costs of removal or remediation of toxic or hazardous substances on or under their property, regardless of whether such materials were released in violation of law or whether the owner or operator knew of, or was responsible for, the presence of such substances. Moreover, under CERCLA and similar state laws, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be jointly and severally liable for the costs of the removal or remediation of such substances at a disposal or treatment site, whether or not such site was owned or operated by such person, which we refer to as an off-site facility. Liability at such off-site facilities is typically allocated among all of the viable responsible parties based on such factors as the relative amount of waste contributed to a site, toxicity of such waste, relationship of the waste contributed by a party to the remedy chosen for the site, and other factors.

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

We have been notified that we are a potentially responsible party, or PRP, under CERCLA or similar state laws at three off-site facilities. At each of these sites, our liability should be substantially less than the total site remediation costs because the percentage of waste attributable to us compared to that attributable to all other PRPs is low. We do not believe that our share of cleanup obligations at any of the off-site facilities as to which we have received a notice of potential liability will exceed $500 in the aggregate. We have also received and responded to a request for information from the United States Environmental Protection Agency, or USEPA, regarding a fourth off-site facility. We do not know what, if any, further actions USEPA may take regarding this fourth off-site facility.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

19. Litigation and Uncertainties — (Continued)

In February 1988, one of our subsidiaries, Foster Wheeler Energy Corporation, or FWEC, entered into a Consent Agreement and Order with the USEPA and the Pennsylvania Department of Environmental Protection, or PADEP, regarding its former manufacturing facility in Mountain Top, Pennsylvania. The order essentially required FWEC to investigate and remediate as necessary contaminants, including trichloroethylene, or TCE, in the soil and groundwater at the facility. Pursuant to the order, in 1993 FWEC installed a “pump and treat” system to remove TCE from the groundwater. It is not possible at the present time to predict how long FWEC will be required to operate and maintain this system.

In the fall of 2004, FWEC sampled the private domestic water supply wells of certain residences in Mountain Top and identified approximately 30 residences the water supply of which contained TCE at levels in excess of Safe Drinking Water Act standards. The subject residences are located approximately one mile to the southwest of the historic source of the TCE at the former FWEC facility.

Since that time, FWEC, USEPA, and PADEP have been cooperating in a broad-ranging investigation that seeks to, among other things, identify the source(s) of the TCE in the residential wells. Although FWEC believes the available evidence is not sufficient to support a conclusion that it is a PRP as to the TCE in the residential wells, in August 2005 FWEC entered into a settlement agreement with USEPA whereby FWEC agreed to arrange and pay for the provision of public water to the affected residences, which will involve the extension of a water main and the installation of laterals from the main to the affected residences. There is also a possibility that FWEC would incur further costs if it were required to conduct a more formal study to better define the affected area. Since October 2004, FWEC has been providing the potentially affected residences with temporary replacement water, and has arranged to have filters to remove the TCE installed, tested and maintained. FWEC is incurring costs related to public outreach and communications in the affected area. Finally, FWEC may be required to pay the agencies’ costs in overseeing and responding to the situation. FWEC has accrued its best estimate of the cost of the foregoing.

Other costs to which FWEC could be exposed could include, among other things, other costs associated with supplying public water, FWEC’s counsel and consulting fees, further agency oversight and/or response costs, potential costs and exposure related to the potential litigation described below, and other costs related to possible further investigation and/or remediation. At present, it is not possible to determine whether FWEC will be determined to be liable for some of the items described in this paragraph, nor is it possible to reliably estimate the potential liability associated with the items.

Most of the residents in the affected area have retained counsel, and counsel has notified FWEC that it intends to file a legal action against FWEC in the near future. No action has been filed to date. Although FWEC believes that it will likely have substantial defenses to any action that might be filed, it is not possible at present to determine whether FWEC will ultimately be determined to have any liability to the residents or to reliably estimate the extent of any such liability.

If one or more third parties are determined to be a source of the TCE, FWEC will evaluate its options regarding the recovery of the costs FWEC has incurred, which options could include seeking to recover those costs from those determined to be the source.

Back to Contents

FOSTER WHEELER LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

20. Valuation and Qualifying Accounts

	2005

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year

Description
Allowance for insurance claims receivable	$94,286	$113,680	$352	$(12,363)	$195,955

Allowance for doubtful accounts	$23,199	$3,006	$157	$(15,983)	$10,379

Tax valuation allowance	$234,432	$71,838	$11,474	$(57,643)	$260,101

	2004

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year

Description
Allowance for insurance claims receivable	$96,969	$57,791	$—	$(60,474)	$94,286

Allowance for doubtful accounts	$37,406	$14,713	$3,053	$(31,973)	$23,199

Tax valuation allowance	$534,790	$31,540	$—	$(331,898)	$234,432

	2003

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at the End of the Year

Description
Allowance for insurance claims receivable	$37,877	$68,081	$—	$(8,989)	$96,969

Allowance for doubtful accounts	$73,048	$26,261	$1,457	$(63,360)	$37,406

Tax valuation allowance	$444,427	$64,074	$—	$26,289	$534,790

Back to Contents

Foster Wheeler International Holdings
and Subsidiaries
Consolidated Financial Statements
December 30, 2005

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of cash flows and of shareholder’s deficit present fairly, in all material respects, the financial position of Foster Wheeler International Holdings, Inc. and Subsidiaries (the “Company”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 30, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 3, 2006

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS
AND SUBSIDIARIES
Consolidated Statement of Operations and Comprehensive
Income
(in thousands of dollars)

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Operating revenues	$1,455,962	$1,611,229	$2,082,018
Cost of operating revenues	(1,271,532)	(1,463,463)	(1,994,210)

Contract Profit	184,430	147,766	87,808

Selling, general and administrative expenses	(106,736)	(109,107)	(78,963)
Interest income (including $4,364 in 2005, $3,744 in 2004 and $4,816 in 2003 with affiliates)	8,889	9,075	8,810
Other income	41,618	56,200	41,907
Interest expense (including $(3,231) in 2005, $(3,486) in 2004 and $(4,105) in 2003 with affiliates)	(3,754)	(5,208)	(4,575)
Other deductions	(10,298)	(15,903)	(34,772)

Earnings before income taxes	114,149	82,823	20,215
Provision for income taxes	(22,317)	(33,806)	(18,073)

Net earnings	91,832	49,017	2,142
Other comprehensive (loss)/income:
Change in accumulated translation adjustment during the year	(34,097)	36,260	(13,510)
Minimum pension liability adjustment (net of tax benefits/(provision): $8,455 in 2005, $986 in 2004 and $(18,886) in 2003)	17,886	(1,826)	44,483

Comprehensive income	$75,621	$83,451	$33,115

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS
AND SUBSIDIARIES
Consolidated Balance Sheet
(in thousands of dollars, except share data and per share amounts)

	December 30, 2005	December 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$199,271	$163,473
Accounts and notes receivable:
Trade, net	162,174	172,780
Other (including $16,462 in 2005 and $16,249 in 2004 with affiliates)	36,744	28,380
Intercompany notes	13,092	1,265
Contracts in process	52,638	61,005
Prepaid, deferred and refundable income taxes	17,898	22,260
Prepaid expenses	7,156	8,375

Total current assets	488,973	457,538

Land, buildings and equipment, net	23,062	27,494
Restricted cash	14,338	45,387
Notes and accounts receivable – long-term	1,460	1,535
Intercompany notes receivable – long-term	1,120	25,883
Investment and advances	150,539	140,912
Deferred income taxes	53,663	50,169
Asbestos-related insurance recovery receivable	25,163	42,400
Other assets	1,500	10,373

TOTAL ASSETS	$759,818	$801,691

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Current installments on capital lease obligations	$705	$643
Accounts payable (including $39,292 in 2005 and $30,202 in 2004 with affiliates)	190,525	165,546
Accrued expenses	111,821	109,320
Intercompany notes payable	11,224	6,604
Billings in excess of costs and estimated earnings on uncompleted contracts	202,906	255,482
Income taxes	36,616	30,220

Total current liabilities	553,797	567,815

Capital lease obligation	1,666	2,415
Intercompany notes payable – long-term	—	129,283
Deferred income taxes	16,698	4,900
Pension, postretirement and other employee benefits	68,473	64,705
Deferred gain	64,255	76,383
Asbestos-related liability	25,163	42,400
Other long-term liabilities and minority interest	16,389	16,140
Commitment and contingencies

TOTAL LIABILITIES	746,441	904,041

Shareholder’s Deficit:
Common stock, no par value, 1,000 shares authorized, 25 shares issued and outstanding	1	1
Capitalization of intercompany notes	(58,827)	(99,964)
Paid-in capital	8,349	4,703
Retained earnings	234,168	147,013
Accumulated other comprehensive loss	(170,314)	(154,103)

TOTAL SHAREHOLDER’S DEFICIT	13,377	(102,350)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$759,818	$801,691

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS
AND SUBSIDIARIES
Consolidated Statement of Shareholder’s Deficit
(in thousands of dollars)

	December 30, 2005	December 31, 2004	December 26, 2003

Common Stock
Balance at beginning and end of year	$1	$1	$1

Capitalization of Intercompany Notes
Balance at beginning of year	(99,964)	(65,151)	(10,539)
Current year activity	41,137	(34,813)	(54,612)

Balance at end of year	(58,827)	(99,964)	(65,151)

Paid-in Capital
Balance at beginning of year	4,703	4,703	4,703
Current year activity	3,646	—	—

Balance at end of year	8,349	4,703	4,703

Retained Earnings
Balance at beginning of year	147,013	94,407	92,265
Net earnings for the year	91,832	49,017	2,142
Adjustment for Foster Wheeler Energia S.A. (see Note 3)	—	3,589	—
Dividends payable to parent	(4,677)	—	—

Balance at end of year	234,168	147,013	94,407

Accumulated Other Comprehensive Loss
Balance at beginning of year	(154,103)	(188,537)	(219,510)
Change in accumulated translation adjustment during the year	(34,097)	36,260	(13,510)
Minimum pension liability adjustment (net of tax benefits/(provision): $8,455 in 2005, $986 in 2004 and $(18,886) in 2003)	17,886	(1,826)	44,483

Balance at end of year	(170,314)	(154,103)	(188,537)

Total Shareholder’s Deficit	$13,377	$(102,350)	$(154,577)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS
AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(in thousands of dollars)

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$91,832	$49,017	$2,142
Adjustments to reconcile net earnings/(loss) to cash flows from operating activities:
Depreciation and amortization	7,411	8,389	9,294
Provision for losses on accounts receivable	2,189	6,109	7,631
Deferred tax	(7,269)	13,447	18,515
Net loss/(gain) on asset sales	35	13	(28)
Net gain on investments	(1,457)	(15,915)	—
Equity earnings, net of dividends	(9,140)	(11,292)	(12,911)
Other noncash items	(8,332)	29	(1,030)
Changes in assets and liabilities:
Receivables	(87,720)	12,591	20,964
Contracts in process	34,369	16,516	31,745
Accounts payable and accrued expenses	57,782	(15,234)	(3,935)
Billings in excess of costs and estimated earnings on uncompleted contracts	(38,804)	(71,066)	45,233
Advance payments by customers	6,061	31,571	(36,905)
Income taxes	16,307	10,700	(250)
Other assets and liabilities	2,547	(1,320)	3,838

Net cash provided by operating activities	65,811	33,555	84,303

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	27,234	(22,037)	11,214
Capital expenditures	(5,514)	(2,645)	(5,586)
Proceeds from sale of properties	157	259	375
(Increase)/decrease in investments and advances	(515)	359	(1,391)
Proceeds from sale of Foster Wheeler Energia S.A. (see Note 3)	—	3,589	—
Proceeds from sale of long term investment	1,716	—	—
Decrease in short-term investments	—	—	41

Net cash provided/(used) by investing activities	23,078	(20,475)	4,653

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalization of intercompany notes	(39,107)	(34,813)	(54,611)
Dividends paid to parent	—	—	—
Change in notes with affiliates	(7,142)	3,718	(7,115)
Payments of long-term debt	—	(14)	(5)
Payments of capital lease obigations	(557)	(521)	—
Stock and Paid In Capital Changes	646	—	—
(Decrease) in bank loans	—	—	(13,739)

Net cash (used) by financing activities	(46,160)	(31,630)	(75,470)

Effect of exchange rate changes on cash and cash equivalents	(6,931)	3,973	9,532

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	35,798	(14,577)	23,018
Cash and cash equivalents at beginning of year	163,473	178,050	155,032

CASH AND CASH EQUIVALENTS AT END OF YEAR	$199,271	$163,473	$178,050

NON CASH INVESTING AND FINANCING ACTIVITIES: In 2004, land, building and equipment increased by $2.7 million with a corresponding increase to capital lease obligations. In 2005, the Company declared a $4,677 dividend, which is payable to the parent at year end.

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS AND SUBSIDIARIES
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

2. Sale of Investment in Foster Wheeler Energia S.A.

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

3. Summary of Significant Accounting Policies

Principles of Consolidation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Foster Wheeler International Corporation and all significant subsidiary companies. All significant intercompany transactions and balances have been eliminated.

The Company’s fiscal year is the 52- or 53- week annual accounting period ending the last Friday in December for domestic companies and December 31 for foreign companies. For domestic companies, the year 2005 and 2004 included 53 weeks and the year 2003 included 52 weeks.

Liquidity — The Company has transactions and relationships with Foster Wheeler Ltd. and its affiliates. The financial position, results of operations, and the cash flows of the Company have been impacted by these transactions and relationships as discussed in Notes 3, 8, 17, and 18. The relationship between the Company and Foster Wheeler Ltd. and its affiliates will also impact the Company’s continuing operations.

Foster Wheeler Ltd. closely monitors its domestic and global liquidity and updates its liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, proceeds from asset sales, working capital needs, unused credit line availability and claims recoveries, if any. Foster Wheeler Ltd.’s liquidity forecasts extend over a twelve-month period and continue to indicate that sufficient liquidity will be available to fund its working capital needs through such period.

The Company also monitors its liquidity on a weekly basis and such forecasts extend over a twelve month period. These forecasts indicate that sufficient liquidity will be available to find its working capital needs over the next twelve months.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Contracts in progress are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. The Company presents customer billings and estimated losses in excess of costs and profits recorded on uncompleted contracts as billings in excess of costs and estimated earnings on uncompleted contracts. The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. However, current estimates may be revised as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” the Company reviews its contracts monthly. As a result of this reevaluation process, in 2005 approximately 23 individual projects had final estimated profit revisions exceeding $1,000. These revisions, which include both increases and decreases in estimated profit, resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third party materials and equipment at costs differing from those previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and therefore tend to be earned late in a project’s life cycle. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years. The changes in final estimated profits resulted in a net increase to accrued profits during 2005 and 2004 of approximately $64,000 and $76,500, respectively.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings. As of December 31, 2005, the Company had no recorded commercial claims receivable from customers. As of December 31, 2004, the Company had recorded a commercial claims receivable of $544.

In certain circumstances, the Company may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs on receipt of the anticipated contract. If it is not probable that pre-contract costs will be recovered under a future contract, then these costs are expensed as incurred. Costs related to anticipated contracts, which are charged to expense because their recovery is not considered probable, are not subsequently reclassified to contract costs on the subsequent receipt of the contract. The Company had no deferred pre-contract costs as of December 30, 2005 or December 31, 2004.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. The Company requires a substantial portion of these funds to support their liquidity and working capital needs. Accordingly, these funds may not be readily available for repatriation to its parent.

Restricted Cash — Restricted cash consists of approximately $10,500 at December 30, 2005 that was required to collateralize letters of credit and bank guarantees, and approximately $3,800 of client escrow funds.

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

Trade accounts receivable are continually evaluated in accordance with corporate policy. Provisions are established on a project specific basis when there is an issue associated with the client’s ability to make payments or there are circumstances where the client is not making payment due to contractual issues. Customer payment history, trends within the various markets served and general economic trends are also considered when evaluating the necessity of a provision. Provisions for uncollectible accounts receivable that are reversed in subsequent periods as a result of collections are included in other income. Accordingly, uncollectible accounts receivable provision reversals included in other income were $6,375 and $1,333 for the period ended September 30, 2005 and 2004, respectively.

Accounts and Notes Receivable Other — Non-trade accounts and notes receivable consist primarily of receivables from affiliated companies of $16,462 at December 30, 2005, and $16,249 at December 31, 2004, foreign refundable value-added tax and accrued interest receivable.

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

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Investments and Advances — The Company uses the equity method of accounting for investment ownership of between 20% and 50% in affiliates unless significant economic considerations indicate that the cost method is appropriate. The equity method is also used for affiliates in which our investment ownership is greater than 50% when we do not have controlling financial interest. Affiliates in which our investment ownership is less than 20% are carried at cost. Currently, all of our significant investments in affiliates that are not consolidated are recorded using the equity method.

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

Provision is made for federal income taxes which may be payable on foreign subsidiary earnings to the extent that management anticipates that such earnings will be remitted. Based on strategic initiatives, management has modified its foreign earnings repatriation policy to address its domestic liquidity plans. Foreign earnings that are not considered necessary to meet these plans are considered permanently reinvested. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be, permanently reinvested (and for which no federal income tax has been provided) aggregated $77,614 as of December 30, 2005. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

The Company has reviewed the foreign earnings repatriation provision of the American Jobs Creation Act of 2004 (the “AJCA”) and concluded that, given the effective foreign tax rates applicable to our unrepatriated earnings as well as certain restrictions in the AJCA concerning the definitions of extraordinary dividends and U.S. investment, the foreign earnings repatriation provision of the AJCA does not provide any financial benefit to Foster Wheeler. Accordingly, the Company did not change its existing repatriation practices as a result of the AJCA.

Foreign Currency — Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at month-end exchange rates and income and expenses and cash flows at monthly weighted-average rates.

	December 30, 2005	December 31, 2004	December 26, 2003

Cumulative translation adjustment at beginning of year	$(26,637)	$(62,897)	$(49,257)
Current year foreign currency adjustment	(34,097)	36,260	(13,640)

Cumulative translation adjustment at end of year	$(60,734)	$(26,637)	$(62,897)

For the year ended December 30, 2005, the Company recorded an after-tax net foreign currency transaction gain of $1,845. For the year ended December 31, 2004, the Company recorded an after-tax net foreign currency transaction loss of $2,560, and in the year ended December 31, 2003, recorded after-tax net foreign currency transaction gain of $4,701.

Contracts in Process and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts — In accordance with terms of long-term contracts, amounts recorded in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts may not be realized or paid, respectively, within a one-year period. In conformity with industry practice, however, the full amount of contracts in process billings in excess of costs and estimated earnings on uncompleted contracts have been included in current assets and current liabilities, respectively.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method. The Company had inventories of $1,115 and $898 as of December 31, 2005 and 2004, respectively. Such amounts are recorded within other current assets on the consolidated balance sheet.

Other Income — Other income consists of the following:

	2005	2004	2003

Equity earnings	$25,300	$25,500	$20,300
Recovery of bad debt	6,300	2,500	—
Foreign exchange gain	4,400	4,000	11,900
Gain on sale on investment	1,400	15,900	—
Other	4,200	8,300	9,700

Balance at end of year	$41,600	$56,200	$41,900

Stock Option Plans — Foster Wheeler Ltd. has fixed option plans which reserve common shares for issuance to executives, key employees, and directors. Employees of the Company participate in these plans. Foster Wheeler Ltd. and the Company have adopted the disclosure- only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock Based Compensation — Transition and Disclosure.” Foster Wheeler Ltd. and the Company continue to account for stock options granted to employees and directors using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation costs for the stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, the Company’s net earnings/(loss) would have been as follows:

	December 30, 2005	December 31, 2004	December 26, 2003

Net earnings — as reported	$91,832	$49,017	$2,172
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards net of taxes of $186 in 2005 and $39 in 2004 and $92 in 2003	(1,558)	(449)	(186)

Net earnings — pro forma	$90,274	$48,568	$1,986

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 30, 2005	December 31, 2004	December 26, 2003

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	50.00%	50.00%	88.23%
Risk-free interest rate	4.20%	2.99%	3.22%
Expected life (years)	3.0	3.0	5.0

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

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

On August 8, 2005, one of the Company’s senior executives was issued options under the 2004 Plan to purchase 169,000 common shares at an exercise price of $23.20 per common share. Such options expire on August 7, 2008. One third of the options vested in the fourth quarter of 2005, and the balance is scheduled to vest during the fourth quarter of 2006.

Under the 1995 Stock Option Plan approved by the Company’s shareholders in April 1995 and amended in April 1999 and May 2002, the total number of shares of common stock that may be granted is 265,000. In April 1990, the Company’s shareholders approved a Stock Option Plan for Directors of Foster Wheeler. On April 29, 1997, the Company’s shareholders approved an amendment of the Directors’ Stock Option Plan, which authorizes the granting of options on 20,000 shares of common stock to non-employee directors of Foster Wheeler Ltd. These plans provide that shares granted come from the Company’s authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after 10 years from the date granted.

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

Information as of and for the years ended December 31, 2004, 2003 and 2002 relating to options granted to Company personnel and options available for grant is as follows (presented in actual number of shares):

	December 30, 2005		December 31, 2004		December 26, 2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Options outstanding, beginning of year	815,006	$—	69,419	$179.08	69,249	$180.08
Options exercised	—		—		—
Options granted	169,000	$23.20	746,475	$9.38	857	23.40
Options cancelled or expired	(6,963)	$275.57	(888)	$187.69	(687)	71.49

Options outstanding, end of year	977,043	$21.69	815,006	$23.65	69,419	$179.08

Option price range at end of year	$9.38 - $843.75		$9.38 - $843.75		$23.40 - $843.75

Options available for grant at end of year	659,985		869,273		25,342

Weighted-average fair value of options granted during the year where exercise price was equal to stock price on grant date	$8.76		$3.30		$15.80
Options exercisable at end of year	61,283		56,089		40,972
Weighted-average price of exercisable options at end of year	$167.50		$211.54		$275.63

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

The following table summarizes information about fixed-price stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/30/2005	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/30/2005	Weighted- Average Exercise Price

$9.38	746,475	8.8 years	$9.38	—	$—
$23.20	169,000	9.6 years	$23.20	—	$—
$23.40 to $32.80	34,677	6.8 years	$32.57	34,391	$32.64
$113.75	7,200	5.0 years	$113.75	7,200	$113.75
$180.00	2,700	4.0 years	$180.00	2,700	$180.00
$270.00 to $301.25	8,762	3.2 years	$285.38	8,762	$285.38
$552.50 to $738.75	7,500	1.6 years	$629.48	7,500	$629.48
$843.75	729	0.4 years	$843.75	729	$843.75

	977,043			61,282

Recent Accounting Developments — In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the consolidated statement of operations and comprehensive loss based on their fair values. Prior to SFAS No. 123R, we adopted the disclosure-only provisions of SFAS No. 123 and therefore only certain pro forma disclosures of the fair value of share-based payments were required in the notes to the consolidated financial statements. We will use the modified prospective transition method. Accordingly, share-based employee compensation cost will be recognized from the beginning of the 2006 fiscal period as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after December 31, 2005 and to any awards that were not fully vested as of December 31, 2005. Our 2006 operating results are expected to include approximately $2,200 of additional compensation expense as a result of the adoption of SFAS No. 123R. Future compensation expense will be impacted by various factors, including the number of awards granted and their relative fair value at the date of grant.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have an impact on our consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

4. Accounts and Notes Receivable — Trade

The following table shows the components of trade accounts and notes receivable:

	December 30, 2005	December 31, 2004

From long-term contracts:
Amounts billed due within one year	$167,744	$181,927

Billed retention:
Estimated to be due in:
2005		5,006
2006	944	30
2007	3	570
2008	—	—
2009	—	—
2010	10	—

Total billed retention	957	5,606

Trade accounts and notes receivable, gross	168,701	187,533
Less: allowance for doubtful accounts	(6,528)	(14,752)

Net Trade Accounts and Notes Receivable	$162,173	$172,781

Changes in the allowance for doubtful accounts during the years ended December 31, 2003 through 2005 are presented below.

	2005	2004	2003

Balance at beginning of year	$14,752	$15,006	$14,399
Additions	2,189	6,109	7,631
(Deductions)/amounts recovered	(10,413)	(6,363)	(7,024)

Balance at end of year	$6,528	$14,752	$15,006

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

5. Contracts in Process

The following table shows the elements included in contracts in process as related to long-term contracts:

	December 30, 2005	December 31, 2004

Costs plus accrued profits less earned revenues
on contracts currently in process	$71,207	$65,259
Less: progress payments	(18,569)	(4,254)

Total	$52,638	$61,005

6. Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	December 30, 2005	December 31, 2004

Land and land improvements	$31	$35
Buildings	25,507	27,420
Equipment	96,455	104,900
Construction in progress	—	—

Land, buildings and equipment	121,993	132,355
Less: accumulated depreciation	(98,931)	(104,861)

Net book value	23,062	27,494

Depreciation expenses for 2005, 2004 and 2003 was $7,085, $8,360 and $7,440, respectively.

7. Investments, Advances and Equity Interests

The Company owns a non-controlling equity interest in two electric power generation projects and one waste-to-energy project in Italy. Two of the projects in Italy are each 42% owned while the third is 39% owned by the Company, after reflecting the sale of 10% of our minority equity interest in this project in April 2005. Such sale was intended to facilitate future expansion of the project and such expansion is currently underway. Following is summarized financial information for the Company’s equity affiliates combined, as well as the Company’s interest in the affiliates.

	2005	2004

Balance Sheet Data:
Current assets	$151,854	$147,625
Other assets (primarily buildings and equipment)	358,039	414,779
Current liabilities	42,741	39,445
Other liabilities (primarily long-term debt)	255,758	404,802
Net assets	211,394	118,157

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

7. Investments, Advances and Equity Interests — (Continued)

	For the Year Ended
	2005	2004	2003

Income Statement Data:
Total revenues	$289,305	$240,228	$216,006
Gross earnings	65,066	59,760	56,355
Income before taxes	52,293	43,599	38,062
Net earnings	45,718	26,317	22,802

The Company’s share of the net earnings of equity affiliates, included in other income, totaled $18,893, $11,292 and $9,738 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company’s investment in the equity affiliates totaled $83,358 and $48,458 as of December 31, 2005 and 2004, respectively.

The Company has guaranteed certain performance obligations of these projects. The Company’s contingent obligations under the guarantees for two of the projects are approximately $900 in total.

The undistributed retained earnings of the Company’s equity investees amounted to approximately $72,400 and $42,000 at December 30, 2005 and December 31, 2004, respectively.

Additionally, at December 30, 2005, the Company held investments in unconsolidated affiliates of $52,803 carried at cost since the Company does not hold a controlling financial interest. The Company has made advances of approximately $3,484 to its third-party equity investees.

8. Income Taxes

The Company’s earnings before income taxes for the years 2005, 2004 and 2003 were taxed under the following jurisdictions.

	2005	2004	2003

Domestic	$9,776	$20,898	$17,954
Foreign	104,373	61,925	2,261

Earnings before income taxes	$114,149	$82,823	$20,215

The provision for income taxes on those earnings was as follows:

	2005	2004	2003

Current tax expense:
Domestic	$(740)	$(1,304)	$(5,000)
Foreign	(20,036)	(35,713)	(22,481)

Total current	(20,776)	(37,017)	(27,481)

Deferred tax (expense)/benefit:
Domestic	—	—	—
Foreign	(1,541)	3,211	9,408

Total deferred	(1,541)	3,211	9,408

Total provision for incomes taxes	$(22,317)	$(33,806)	$(18,073)

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

8. Income Taxes — (Continued)

Deferred tax assets (liabilities) consist of the following:

	2005	2004

Net operating loss carryforwards	$13,289	$16,176
Valuation allowance	(14,404)	(57,519)
Fixed assets and operating leases	9,395	30,655
U.S. tax on foreign earnings	(16,500)	—
Pension	19,518	18,568
Other	6,209	9,299
Difference between book and tax recognition of income	812	167
Tax credit carryforwards	17,847	25,839
Contract and bonus reserve	15,863	21,944

Net deferred tax assets (liabilities)	$52,029	$65,129

Foreign tax credit carryforwards are recognized based on their potential utilization and, if not used, will expire in 2012. As reflected above, the Company has recorded various deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the various credits. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. In prior periods the Company reduced its domestic and certain foreign tax benefits by a valuation allowance based upon available evidence that it was more likely than not that some portion or all of the deferred tax assets would not be realized. During the fourth quarter of 2005, the Company reversed the valuation allowance that it had previously established for one of its foreign operating units due to improved operational performance and positive evidence that deferred tax assets will be realized. In addition, the Company decreased the valuation allowance to reflect the utilization of tax credits against the deferred tax liability set up on anticipated repatriations of foreign earnings. These two events combined to decrease the valuation allowance by $35,868. The Company also established a new valuation allowance for another of its foreign operating units due to the presence during the fourth quarter of 2005 of negative evidence that the deferred tax assets of this unit will not be realized. This resulted in an increase to the valuation allowance by $5,581. This net reduction contributed to the total valuation allowance decrease of $43,115 in 2005. A valuation allowance is required under SFAS No. 109, “Accounting for Income Taxes,” when there is evidence of losses from operations in the three most recent fiscal years. For statutory purposes, the deferred tax assets for which a valuation allowance is provided do not begin expiring until 2010 and beyond, based on the current tax laws.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

8. Income Taxes — (Continued)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:

	2005	2004	2003

Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Permanent differences/Non-deductible expenses/other	4.3%	10.0%	32.6%
Nontaxable income	(5.3)%	(3.3)%	—%
Alternative minimum tax	—%	2.6%	18.6%
U.S. tax on foreign earnings	20.2%	—%	—%
Valuation allowance	(35)%	(2.6)%	15.0%
Foreign rate differential	0.3%	2.9%	21.9%
Foreign tax credit utilized	—%	(6.9)%	(32.8)%
Other	0.1%	3.1%	(1.0)%

Total	19.6%	40.8%	89.3%

9. Pension and Other Postretirement Benefits

Pension Benefits — The Company’s subsidiaries in the United Kingdom and Canada have pension plans which cover all full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation. At December 30, 2005, the Company recognized a cumulative minimum liability in its consolidated financial statements for the underfunded amount of $156,823 pretax, resulting in a cumulative pretax charge to other comprehensive income/(loss). This represents a decrease in the minimum liability of $9,377 from the prior year, including the impact of foreign currency translation. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

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

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pension and Other Postretirement Benefits — (Continued)

The following chart contains the disclosures for the pension and the other benefits plans for the years 2005, 2004 and 2003.

	Pension Benefits		Other Benefits

	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004

Projected Benefit Obligation (PBO):
PBO at beginning of period	$654,277	$569,117	$947	$—
Service cost	16,507	18,113	13	18
Interest cost	33,302	31,587	56	60
Plan participants’ contributions	7,684	8,107	—	—
Actuarial (gain)/loss	124,950	271	122	(134)
Benefits paid	(26,722)	(25,041)	(56)	(66)
Special termination benefits/other	(195)	778	—	983
Foreign currency exchange rate changes	(71,484)	51,345	46	86

PBO at end of period	738,319	654,277	1,128	947

Plan Assets:
Fair value of plan assets at beginning of period	514,090	413,989	—	—
Actual return on plan assets	97,979	48,667	—	—
Employer contributions	28,178	28,510	56	66
Plan participants’ contributions	7,684	8,107	—	—
Benefits paid	(26,722)	(25,041)	(56)	(66)
Other	(191)	797	—	—
Foreign currency exchange rate changes	(55,338)	39,061	—	—

Fair value of plan assets at end of period	565,680	514,090	—	—

Funded Status:
Funded Status	(172,639)	(140,187)	(1,128)	(947)
Unrecognized net actuarial loss	274,973	253,541	250	119
Unrecognized prior service cost	6,321	8,673	(107)	(116)
Adjustment for the minimum liability	(156,823)	(147,446)	—	—
Foreign currency exchange rate changes	(17,811)	(35,718)	—	—

Accrued benefit cost	$(65,979)	$(61,137)	$(985)	$(944)

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pension and Other Postretirement Benefits — (Continued)

	Pension Benefits			Other Benefits
	December 30, 2005	December 31, 2004	December 26, 2003	December 30, 2005	December 31, 2004	December 26, 2003

Net Periodic Benefit Cost:
Service cost	$16,507	$18,113	$13,071	$13	$18	$11
Interest cost	33,302	31,587	27,799	56	60	48
Expected return on plan assets	(36,681)	(32,396)	(24,480)	—	—	—
Amortization of transition	13	8	71	—	—	—
Amortization of prior service cost	1,693	1,701	1,461	(15)	—	—
Recognized actuarial loss — other	15,057	18,135	20,311	2	(4)	(13)

Total SFAS No. 87 net periodic pension cost	$29,891	$37,148	$38,233	$56	$74	$46

	Pension Benefits			Other Benefits
	December 30, 2005	December 31, 2004	December 26, 2003	December 30, 2005	December 31, 2004	December 26, 2003

Assumptions:
Periodic Benefit Cost
Discount rate	5.45%	5.46%	5.61%	6.00%	6.00%	6.25%
Long-term rate of return	7.33%	7.33%	7.51%
Salary scale	3.35%	3.08%	3.33%

Benefit Obligations
Discount rate	4.83%	5.45%	5.42%	4.79%	6.00%	6.00%
Salary scale	3.35%	3.34%	3.07%

Health-care cost trend:
2004	15.00%
Decline to 2014	4.00%

Assumed health-care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease

Effect on total of service and interest cost components	$3	$(2)
Effect on accumulated postretirement benefit obligations	$19	$(17)

Plan measurement date — The measurement date for all of the Company’s pension and other benefits plans is December 31 of each year for both plan assets and obligations.

Accumulated benefit obligation — The accumulated benefit obligation (ABO) for the Company’s pension plans totaled $635,600 and $580,000 at year end 2005 and 2004, respectively. As previously noted, the Company recorded a net cumulative charge to other comprehensive income/(loss) for the years 2000 through 2005 due to the ABO exceeding the fair value of plan assets.

Investment policy — Each of the Company’s plans is governed by a written investment policy.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pension and Other Postretirement Benefits — (Continued)

The investment policy of the U.K. plans is designed to improve the ongoing funding level of the plan while gradually, over time, changing the mix of investment allocation between equities and bonds to more fully match the liabilities of the plan. The bond and equity allocations range from 40% bonds and 60% equities to 50% bonds and 50% equities, depending on the funding level.

The investment policy of the Canadian plan uses a balanced approach and allocates investments in pooled funds in accordance with the policy’s asset mix guidelines. These guidelines identify target, maximum and minimum allocations by asset class. The target allocation is 45% bonds, 50% equities and 5% cash. The minimum and maximum allocations are: 42.5% to 57.5% equities, 40% to 50% bonds and 2.5% to 7.5% cash.

Long-term rate of return assumptions — The expected long-term rate of return on pension plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the pension plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. The Company annually reviews and adjusts, if required, the long-term rate of return for our pension plans. The weighted-average expected long-term rate of return on plan assets has declined from 7.5% to 7.3% over the past three years.

Plan Asset Allocations	2005	2004

U.K. Plans
U.K. equities	37%	38%
Non-U.K. equities	26%	25%
U.K. fixed income securities	37%	37%
Non-U.K. fixed income securities	0%	0%
Other	0%	0%

Total	100%	100%

Canada Plan
Canadian equities	22%	23%
Non-Canadian equities	28%	29%
Canadian fixed income securities	43%	43%
Non-Canadian fixed income securities	0%	0%
Other	7%	5%

Total	100%	100%

Contributions — The Company expects to contribute approximately $29,800 to its pension plans and $60 to its other benefits plan in 2006.

Estimated future benefit payments — The Company expects to make the following benefit payments:

	Pension Benefits	Other Benefits

2006	$21,880	$72
2007	23,815	80
2008	26,280	88
2009	28,812	96
2010	30,537	106
2011-2015	198,259	686

Other Employee Benefits — The Company’s subsidiaries in Italy participate in a government-mandated indemnity program for its employees. Accordingly, the Company accrues one month’s salary per employee for each year of the employee’s service, payable when the employee leaves the Company. In 2005, 2004 and

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pension and Other Postretirement Benefits — (Continued)

2003, the Company recorded an expense of approximately $4,215, $4,050 and $3,700, respectively. A liability of $25,311 in 2005 and $27,623 in 2004 related to the Company’s obligation in connection with this program is included in pension, postretirement and other employee benefits obligation on the consolidated balance sheet.

10. Sale/leaseback Transactions

The Company entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the U.K. in 1999. In connection with these transactions, the Company recorded deferred gains which are being amortized to income over the term of the respective leases. The amortization was $4,124, $4,135 and $3,622, for the years ended 2005, 2004 and 2003, respectively. As of December 30, 2005 and December 31, 2004, the balance of the deferred gains was $64,255 and $76,383, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheet. The year-over-year decrease in the deferred gain balance was primarily due to the amortization and a change in foreign currency translation rates.

11. Operating Leases

The Company and certain of its subsidiaries are obligated under operating lease agreements primarily for office space. Rental expense for these leases totaled $23,775 in 2005, $23,711 in 2004 and $19,588 in 2003. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2006	$24,201
2007	20,596
2008	17,626
2009	16,229
2010	16,581
Thereafter	200,974

$ 296,207

12. Capital Leases

Assets under capital leases are summarized as follows:

	December 30, 2005	December 31, 2004

Buildings and improvements	$4,383	$4,692
Less accumulated amortization	1,674	1,450

Net assets under capital leases	$2,709	$3,242

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

12. Capital Leases — (Continued)

The following are the minimum lease payments to be made in each of the years indicated for the capital leases in effect as of December 30, 2005:

Fiscal year:
2006	$1,020
2007	768
2008	709
2009	754
2010	827
Thereafter	824
Less: interest	(2,531)

Net minimum lease payments under capital leases	2,371
Less: current portion of net minimum lease payments	705

Long-term net minimum lease payments	$1,666

13. Derivative Financial Instruments

The Company’s activities expose it to risks related to the effect of changes in the foreign-currency exchange rates. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At December 30, 2005, December 31, 2004 and December 26, 2003, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded in the year ended December 30, 2005 a pretax loss on derivative instruments of $3,560, recorded in the year ended December 31, 2004 a pretax loss on derivative instruments of $189, and in the year ended December 26, 2003 a pretax gain of $617, which were recorded in cost of operating revenues on the consolidated statement of operations and comprehensive income/ (loss). Amounts receivable (gains) or payable (losses) under foreign exchange contracts are recognized as deferred gains or losses and are included in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts.

	For the Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Increase/(decrease) in cost of operating revenues	$3,739	$60	$(554)
Increase/(decrease) in other deductions	(179)	129	(63)

Total	$3,560	$189	$(617)

Amounts receivable (gains) or payable (losses) under foreign exchange contracts are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts.

The Company is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies). As of December 30, 2005, approximately $145,100 was owed to the Company by counterparties and approximately $11,600 was owed by the Company to counterparties.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

13. Derivative Financial Instruments — (Continued)

The maximum term over which the Company is hedging exposure to the variability of cash flows is 12 months.

14. Warranty Reserves

The Company provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

Balance as of December 26, 2003	$49,000
Accruals	13,100
Settlements	(3,800)
Adjustments to provisions	(22,900)

Balance as of December 31, 2004	35,400

Accruals	10,300
Settlements	(1,900)
Adjustments to provisions	(17,400)

Balance as of December 30, 2005	$26,400

15. Litigation and Uncertainties

In the ordinary course of business, the Company is party to litigation involving clients and subcontractors arising out of project contracts. Such litigation includes claims and counterclaims by and against the Company’s for canceled contracts, for additional costs incurred in excess of current contract provisions, as well as for back charges for alleged breaches of warranty and other contract commitments. If the Company is found to be liable for any of the claims/counterclaims against it, the Company would have to incur a write-down or charge against earnings to the extent a reserve had not been established for the matter in the Company’s accounts. Amounts ultimately realized on claims/counterclaims by the Company could differ materially from the balances, if any, included in the Company’s financial statements, resulting in a charge against earnings to the extent profit has already been accrued on a project contract.

In addition to the matters described above, arbitration has been commenced against the Company with respect to a thermal electric power plant in South America that the Company designed, supplied and erected as a member of a consortium with other parties. The plant’s concrete foundations experienced cracking, allegedly due to out-of-specification materials used in the concrete poured by the consortium’s subcontractor. The client adopted an extensive plan to repair the foundations and is seeking reimbursement of its repair costs ($9,500). Alleging that this extensive repair effort is in the nature of emergency mitigation only, the client is also claiming its estimated cost to totally demolish and reconstruct the foundations at some point in the future ($14,300) plus lost profits during this demolition and reconstruction period ($9,400). The Company is investigating any rights that it may have to seek reimbursement for the damages from third parties. The Company believes that valid legal defenses to the claim exist, and the Company has responded denying the claim. However, it is premature to predict the outcome of this matter.

The Company’s subsidiaries in the U.K. have also received claims alleging personal injury arising from exposure to asbestos. To date, 747 claims have been brought against the Company’s U.K. subsidiaries of which 306 remain open at December 31, 2005. None of the settled claims has resulted in material costs to the Company.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

15. Litigation and Uncertainties — (Continued)

As of December 31, 2005, the Company had recorded total liabilities of $26,200 comprised of an estimated liability relating to open (outstanding) claims of $3,100 and an estimated liability relating to future unasserted claims of $23,100. Of the total, $1,000 is recorded in accrued expenses and $25,200 is recorded in asbestos-related liability on the consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $1,000 is recorded in accounts and notes receivables, and $25,200 is recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The liability and asset estimates are based on a recent U.K. court of appeal ruling that pleural plaque claims do not amount to a compensable injury. Without such ruling, the asbestos liability and asset recorded in the U.K. would approximate $66,200.

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

16. Financial Instruments and Risk Management

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values:

Cash and Short-term Investments — The carrying value of our short-term investments approximates fair value because of the short-term maturity of these instruments.

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

Foreign Currency Contracts — The fair values of these financial instruments (used for hedging purposes) are estimated by obtaining quotes from brokers. The Company is exposed to market risks from fluctuations in foreign exchange rates. Financial instruments are utilized by the Company to reduce this risk. The Company does not hold or issue financial instruments for trading purposes. The Company is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies) (see Notes 3 and 13).

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

16. Financial Instruments and Risk Management — (Continued)

Carrying Amounts and Fair Values — The estimated fair values of the Company’s financial instruments are as follows:

	December 30, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$199,271	$199,271	$163,473	$163,473
Restricted cash	14,338	14,338	45,387	45,387
Third-party debt	2,371	2,371	3,058	3,058
Intercompany notes receivable – current	12,080	—	1,265	—
Intercompany notes receivable – long-term	1,120	—	25,883	—
Intercompany notes payable – current	11,224	—	6,604	—
Intercompany notes payable – long-term	—	—	129,283	—
Derivatives:
Foreign currency contracts	(3,590)	(3,590)	(31)	(31)
are as follows:

In the ordinary course of business, the Company is contingently liable for performance under letters of credit, bank guarantees and surety bonds totaling $258,649 and $186,830 as of December 30, 2005 and December 31, 2004, respectively. In the Company’s past experience, no material claims have been made against these financial instruments. Management of the Company does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero. It is not practicable to estimate the fair value of the Company’s intercompany debt, as there is no market value for this type of instrument.

As of December 30, 2005, the Company had $156,708 of foreign currency contracts outstanding. These foreign currency contracts mature during 2006. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. As of December 30, 2005 and December 31, 2004, the Company had no significant concentrations of credit risk.

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

17. Related Party Transactions

The Company enters into long-term contracts as a subcontractor and/or performs subcontracting work for certain Foster Wheeler affiliates. Included in the consolidated statement of operations and comprehensive income/(loss) for 2005, 2004 and 2003 related to these contracts and intercompany borrowings is the following:

	December 30, 2005	December 31, 2004	December 26, 2003

Operating revenue	$9,271	$5,550	$4,272
Cost of operating revenue	28,311	49,968	10,757
Interest income	4,364	3,744	4,816
Interest expense	3,231	3,486	4,105

Costs incurred by Foster Wheeler Ltd. and certain of its affiliates on behalf of the Company are charged to the Company through a management fee. These fees represent management’s estimation of a reasonable allocation of the Company’s share of such costs. These costs, plus royalty fees, are included in costs and expenses and totaled $30,591, $24,980 and $18,886 in 2005, 2004 and 2003, respectively.

Included in the consolidated balance sheet for 2005 and 2004 related to long-term contract activity and intercompany borrowings with Foster Wheeler affiliates is the following:

	December 30, 2005	December 31, 2004

Accounts and notes receivable – other	$16,462	$16,249
Intercompany notes receivable	13,200	27,148
Accounts payable	39,292	30,202
Intercompany notes payable	11,224	135,887

Also reflected in the balance sheet, due to the uncertainty of the timing of the repayment, the Company reduced intercompany notes receivable and charged shareholder’s deficit for its notes receivable from U.S. affiliates. The year-over-year change is reflected in the consolidated statement of changes in shareholder’s deficit and the consolidated statement of cash flows. The impact on shareholder’s deficit was a reduction of $58,141 and $99,408 at December 30, 2005 and December 31, 2004, respectively.

Additionally, at December 30, 2005 and December 31, 2004, the Company held investments in unconsolidated affiliates of $52,803 and $57,687 at cost, respectively.

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 30, 2005, December 31, 2004, and December 26, 2003.

18. Sale of Certain Business Assets and Investments

In the first quarter of 2005, the Company sold an investment accounted for under the equity method. The sale resulted in proceeds of approximately $1,700 and a gain of approximately $1,500, which was recorded in other income on the consolidated statement of operations and comprehensive income.

In 2004, the Company sold minority equity interests in special-purpose companies established to develop power plant projects in Europe. The Company recorded an aggregate gain on the sales of $19,200 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive income/(loss).

In 2004, the Company also entered into a binding agreement to sell 10% of its equity interest in a waste-to-energy project in Italy; such sale closed in April 2005. The Company recorded a loss on the sale of $3,300

Back to Contents

FOSTER WHEELER INTERNATIONAL HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

18. Sale of Certain Business Assets and Investments — (Continued)

in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive income/(loss).

19. Subsequent Events

On January 31, 2006, the Company entered into a binding preliminary agreement to purchase the remaining 51% interest in a special purpose joint venture company in Italy, dedicated to the development, construction and operation of wind farm projects in Italy. The Company currently own a 49% equity interest in the joint venture company and, upon completion of the purchase, the Company will own 100% of the equity interest in the joint venture. In accordance with the terms of the preliminary agreement, the Company expects to pay a purchase price of €18,800 (approximately $22,500), of which €15,400 (approximately $18,400) is payable at closing and €3,400 (approximately $4,100) is due upon start of construction of one of the three wind farms being developed by the joint venture company. The purchase price is subject to various adjustments based on the net financial position of the joint venture company on the closing date (including timing of drawdown of project debt and distributions of excess cash of the joint venture company to the shareholders). Assuming the joint venture company’s excess cash is distributed prior to closing, the adjusted purchase price to be paid by the Company at closing is currently estimated to be approximately €8,000 to €9,000 (approximately $9,600 to $10,800). The Company expects the joint venture company to have borrowed on or before the expected closing date approximately €26,000 (approximately $31,200), in non-recourse debt. Following the completion of the acquisition, the Company will fully consolidate the financial results of the joint venture company, including the non-recourse debt, in the Company’s consolidated financial statements. Completion of the purchase is expected in the first quarter of 2006.

Back to Contents

Foster Wheeler International Corporation
and Subsidiaries
Consolidated Financial Statements
December 30, 2005

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of cash flows and of shareholder’s deficit present fairly, in all material respects, the financial position of Foster Wheeler International Corporation, Inc. and Subsidiaries (the “Company”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 30, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 3, 2006

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION
AND SUBSIDIARIES
Consolidated Statement of Operations and Comprehensive
Income
(in thousands of dollars)

	For the Year Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

Operating revenues	$1,455,962	$1,611,229	$2,082,018
Cost of operating revenues	(1,271,532)	(1,463,463)	(1,994,210)

Contract Profit	184,430	147,766	87,808

Selling, general and administrative expenses	(106,736)	(109,107)	(78,963)
Interest income (including $4,364 in 2005, $3,744 in 2004 and $4,816 in 2003 with affiliates)	8,889	9,075	8,810
Other income	41,618	56,200	41,907
Interest expense (including $(3,231) in 2005, $(3,486) in 2004 and $(4,105) in 2003 with affiliates)	(3,754)	(5,208)	(4,545)
Other deductions	(10,298)	(15,903)	(34,772)

Earnings before income taxes	114,149	82,823	20,245
Provision for income taxes	(22,317)	(33,806)	(18,073)

Net earnings	91,832	49,017	2,172
Other comprehensive (loss)/income:
Change in accumulated translation adjustment during the year	(34,097)	36,260	(13,640)
Minimum pension liability adjustment (net of tax benefits/ (provision): $8,455 in 2005, $986 in 2004 and $(18,886) in 2003)	17,886	(1,826)	44,483

Comprehensive income	$75,621	$83,451	$33,015

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheet
(in thousands of dollars, except share data and per share amounts)

	December 30, 2005	December 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$199,271	$163,473
Accounts and notes receivable:
Trade, net	162,173	172,781
Other (including $16,462 in 2005 and $16,249 in 2004 with affiliates)	36,744	28,380
Intercompany notes	13,092	1,265
Contracts in process	52,638	61,005
Prepaid, deferred and refundable income taxes	17,898	22,260
Other current assets	7,157	8,375

Total current assets	488,973	457,539

Land, buildings and equipment, net	23,062	27,494
Restricted cash	14,338	45,387
Notes and accounts receivable – long-term	1,460	1,535
Intercompany notes receivable – long-term	1,120	25,883
Investment and advances	150,539	140,912
Deferred income taxes	53,663	50,169
Asbestos-related insurance recovery receivable	25,163	42,400
Other assets	1,500	10,372

TOTAL ASSETS	$759,818	$801,691

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Current installments on capital lease obligations	$705	$643
Accounts payable (including $39,292 in 2005 and $30,202 in 2004 with affiliates)	192,858	167,878
Accrued expenses	111,821	109,320
Intercompany notes payable	11,224	6,604
Billings in excess of costs and estimated earnings on uncompleted contracts	202,906	255,482
Income taxes	36,715	30,249

Total current liabilities	556,229	570,176

Capital lease obligation	1,666	2,415
Intercompany notes payable – long-term	—	129,283
Deferred income taxes	16,698	4,900
Pension, postretirement and other employee benefits	68,473	64,705
Deferred gain	64,255	76,383
Asbestos-related liability	25,163	42,400
Other long-term liabilities and minority interest	16,388	16,140
Commitment and contingencies

TOTAL LIABILITIES	748,872	906,402

Shareholder’s Deficit:
Common stock, no par value, 1,000 shares authorized, 25 shares issued and outstanding	20	20
Capitalization of intercompany notes	(58,141)	(99,408)
Paid-in capital	5,997	2,351
Retained earnings	233,384	146,429
Accumulated other comprehensive loss	(170,314)	(154,103)

TOTAL SHAREHOLDER’S DEFICIT	10,946	(104,711)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$759,818	$801,691

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION
AND SUBSIDIARIES
Consolidated Statement of Shareholder’s Deficit
(in thousands of dollars)

	December 30,	December 31,	December 26,
	2005	2004	2003

Common Stock
Balance at beginning and end of year	$20	$20	$20

Capitalization of Intercompany Notes
Balance at beginning of year	(99,408)	(65,151)	(10,539)
Current year activity	41,267	(34,257)	(54,612)

Balance at end of year	(58,141)	(99,408)	(65,151)

Paid-in Capital
Balance at beginning of year	2,351	2,351	2,351
Current year activity	3,646	—	—

Balance at end of year	5,997	2,351	2,351
Retained Earnings
Balance at beginning of year	146,429	94,023	92,251
Net earnings for the year	91,832	49,017	2,172
Adjustment for Foster Wheeler Energia S.A. (see Note 3)	—	3,589	—
Dividends payable to parent	(4,877)	(200)	(400)

Balance at end of year	233,384	146,429	94,023

Accumulated Other Comprehensive Loss
Balance at beginning of year	(154,103)	(188,537)	(219,380)
Change in accumulated translation adjustment during the year	(34,097)	36,260	(13,640)
Minimum pension liability adjustment (net of tax benefits/ (provision): $8,455 in 2005, $986 in 2004 and $(18,886) in 2003)	17,886	(1,826)	44,483

Balance at end of year	(170,314)	(154,103)	(188,537)

Total Shareholder’s Deficit	$10,946	$(104,711)	$(157,294)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION
AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(in thousands of dollars)

	For the Year Ended

	December 30, 2005	December 31, 2004	December 26, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$91,832	$49,017	$2,172
Adjustments to reconcile net earnings/(loss) to cash flows from operating activities:
Depreciation and amortization	7,411	8,389	9,294
Provision for losses on accounts receivable	2,189	6,109	7,631
Deferred tax	(7,269)	13,447	18,515
Net loss/(gain) on asset sales	35	13	(28)
Net gain on investments	(1,457)	(15,915)	—
Equity earnings, net of dividends	(9,140)	(11,292)	(12,911)
Other noncash items	(8,332)	29	(1,030)
Changes in assets and liabilities:
Receivables	(87,720)	12,591	20,964
Accounts payable and accrued expenses	57,779	(15,234)	(6,267)
Billings in excess of costs and estimated earnings on uncompleted contracts	(38,804)	(71,066)	45,233
Advance payments by customers	6,061	31,571	(36,905)
Income taxes	13,548	7,941	2,288
Other assets and liabilities	36,917	15,196	35,583

Net cash provided by operating activities	63,050	30,796	84,539

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	27,234	(22,037)	11,214
Capital expenditures	(5,514)	(2,645)	(5,586)
Proceeds from sale of properties	157	259	375
Decrease in investments and advances	1,200	359	940
Proceeds from sale of Foster Wheeler Energia S.A. (see Note 3)	—	3,589	—
Decrease in short-term investments	1	—	41

Net cash provided by/(used for) investing activities	23,078	(20,475)	6,984

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalization of intercompany notes	(38,421)	(34,257)	(54,611)
Dividends paid to parent	(197)	(200)	(400)
Change in notes with affiliates	(4,870)	6,121	(9,283)
Payments of long-term debt	—	(14)	(5)
Payments of capital lease obligations	(557)	(521)	—
Stock and Paid In Capital Changes	646	—	—
Decrease in bank loans	—	—	(13,739)

Net cash used by financing activities	(43,399)	(28,871)	(78,038)

Effect of exchange rate changes on cash and cash equivalents	(6,931)	3,973	9,533

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	35,798	(14,577)	23,018
Cash and cash equivalents at beginning of year	163,473	178,050	155,032

CASH AND CASH EQUIVALENTS AT END OF YEAR	$199,271	$163,473	$178,050

NON CASH INVESTING AND FINANCING ACTIVITIES: In 2004, land, building and equipment increased by $2.7 million with a corresponding increase to capital lease obligations.
In 2005, the Company declared a $4,877 dividend, which is payable to the parent at year end.

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

2. Sale of Investment in Foster Wheeler Energia S.A.

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

3. Summary of Significant Accounting Policies

Principles of Consolidation — The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Foster Wheeler International Corporation and all significant subsidiary companies. All significant intercompany transactions and balances have been eliminated.

The Company’s fiscal year is the 52- or 53- week annual accounting period ending the last Friday in December for domestic companies and December 31 for foreign companies. For domestic companies, the year 2005 and 2004 included 53 weeks and the year 2003 included 52 weeks.

Liquidity — The Company has transactions and relationships with Foster Wheeler Ltd. and its affiliates. The financial position, results of operations, and the cash flows of the Company have been impacted by these transactions and relationships as discussed in Notes 3, 8, 17, and 18. The relationship between the Company and Foster Wheeler Ltd. and its affiliates will also impact the Company’s continuing operations.

Foster Wheeler Ltd. closely monitors its domestic and global liquidity and updates its liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, proceeds from asset sales, working capital needs, unused credit line availability and claims recoveries, if any. Foster Wheeler Ltd.’s liquidity forecasts extend over a twelve-month period and continue to indicate that sufficient liquidity will be available to fund its working capital needs through such period.

The Company also monitors its liquidity on a weekly basis and such forecasts extend over a twelve month period. These forecasts indicate that sufficient liquidity will be available to find its working capital needs over the next twelve months.

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

Contracts in progress are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. The Company presents customer billings and estimated losses in excess of costs and profits recorded on uncompleted contracts as billings in excess of costs and estimated earnings on uncompleted contracts. The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. However, current estimates may be revised as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” the Company reviews its contracts monthly. As a result of this reevaluation process, in 2005 approximately 23 individual projects had final estimated profit revisions exceeding $1,000. These revisions, which include both increases and decreases in estimated profit, resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third party materials and equipment at costs differing from those previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and therefore tend to be earned late in a project’s life cycle. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years. The changes in final estimated profits resulted in a net increase to accrued profits during 2005 and 2004 of approximately $64,000 and $76,500, respectively.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings. As of December 31, 2005, the Company had no recorded commercial claims receivable from customers. As of December 31, 2004, the Company had recorded a commercial claims receivable of $544.

In certain circumstances, the Company may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs on receipt of the anticipated contract. If it is not probable that pre-contract costs will be recovered under a future contract, then these costs are expensed as incurred. Costs related to anticipated contracts, which are charged to expense because their recovery is not considered probable, are not subsequently reclassified to contract costs on the subsequent receipt of the contract. The Company had no deferred pre-contract costs as of December 30, 2005 or December 31, 2004.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. The Company requires a substantial portion of these funds to support their liquidity and working capital needs. Accordingly, these funds may not be readily available for repatriation to its parent.

Restricted Cash — Restricted cash consists of approximately $10,500 at December 30, 2005 that was required to collateralize letters of credit and bank guarantees, and approximately $3,800 of client escrow funds.

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

Trade accounts receivable are continually evaluated in accordance with corporate policy. Provisions are established on a project specific basis when there is an issue associated with the client’s ability to make payments or there are circumstances where the client is not making payment due to contractual issues. Customer payment history, trends within the various markets served and general economic trends are also considered when evaluating the necessity of a provision. Provisions for uncollectible accounts receivable that are reversed in subsequent periods as a result of collections are included in other income. Accordingly, uncollectible accounts receivable provision reversals included in other income were $6,375 and $1,333 for the period ended September 30, 2005 and 2004, respectively.

Accounts and Notes Receivable Other — Non-trade accounts and notes receivable consist primarily of receivables from affiliated companies of $16,462 at December 30, 2005, and $16,249 at December 31, 2004, foreign refundable value-added tax and accrued interest receivable.

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

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Investments and Advances — The Company uses the equity method of accounting for investment ownership of between 20% and 50% in affiliates unless significant economic considerations indicate that the cost method is appropriate. The equity method is also used for affiliates in which our investment ownership is greater than 50% when we do not have controlling financial interest. Affiliates in which our investment ownership is less than 20% are carried at cost. Currently, all of our significant investments in affiliates that are not consolidated are recorded using the equity method.

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

Provision is made for federal income taxes which may be payable on foreign subsidiary earnings to the extent that management anticipates that such earnings will be remitted. Based on strategic initiatives, management has modified its foreign earnings repatriation policy to address its domestic liquidity plans. Foreign earnings that are not considered necessary to meet these plans are considered permanently reinvested. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be, permanently reinvested (and for which no federal income tax has been provided) aggregated $77,614 as of December 30, 2005. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

The Company has reviewed the foreign earnings repatriation provision of the American Jobs Creation Act of 2004 (the “AJCA”) and concluded that, given the effective foreign tax rates applicable to our unrepatriated earnings as well as certain restrictions in the AJCA concerning the definitions of extraordinary dividends and U.S. investment, the foreign earnings repatriation provision of the AJCA does not provide any financial benefit to Foster Wheeler. Accordingly, the Company did not change its existing repatriation practices as a result of the AJCA.

Foreign Currency — Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at month-end exchange rates and income and expenses and cash flows at monthly weighted-average rates.

	December 30,	December 31,	December 26,
	2005	2004	2003

Cumulative translation adjustment at beginning of year	$(26,637)	$(62,897)	$(49,257)
Current year foreign currency adjustment	(34,097)	36,260	(13,640)

Cumulative translation adjustment at end of year	$(60,734)	$(26,637)	$(62,897)

For the year ended December 30, 2005, the Company recorded an after-tax net foreign currency transaction gain of $1,845. For the year ended December 31, 2004, the Company recorded an after-tax net foreign currency transaction loss of $2,560, and in the year ended December 31, 2003, recorded after-tax net foreign currency transaction gain of $4,701.

Contracts in Process and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts — In accordance with terms of long-term contracts, amounts recorded in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts may not be realized or paid, respectively, within a one-year period. In conformity with industry practice, however, the full amount of contracts in process billings in excess of costs and estimated earnings on uncompleted contracts have been included in current assets and current liabilities, respectively.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method. The Company had inventories of $1,115 and $898 as of December 31, 2005 and 2004, respectively. Such amounts are recorded within other current assets on the consolidated balance sheet.

Other Income — Other income consists of the following:

	December 30,	December 31,	December 26,
	2005	2004	2003

Equity earnings	$25,300	$25,500	$20,300
Recovery of bad debt	6,300	2,500	—
Foreign exchange gain	4,400	4,000	11,900
Gain on sale on investment	1,400	15,900	—
Other	4,200	8,300	9,700

Balance at end of year	$41,600	$56,200	$41,900

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

	December 30, 2005	December 31, 2004	December 26, 2003

Net earnings – as reported	$91,832	$49,017	$2,172
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards net of taxes of $186 in 2005 and $39 in 2004 and $92 in 2003	(1,558)	(449)	(186)

Net earnings – pro forma	$90,274	$48,568	$1,986

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 30,	December 31,	December 26,
	2005	2004	2003

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	50.00%	50.00%	88.23%
Risk-free interest rate	4.20%	2.99%	3.22%
Expected life (years)	3.0	3.0	5.0

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

On August 8, 2005, one of the Company’s senior executives was issued options under the 2004 Plan to purchase 169,000 common shares at an exercise price of $23.20 per common share. Such options expire on August 7, 2008. One third of the options vested in the fourth quarter of 2005, and the balance is scheduled to vest during the fourth quarter of 2006.

Under the 1995 Stock Option Plan approved by the Company’s shareholders in April 1995 and amended in April 1999 and May 2002, the total number of shares of common stock that may be granted is 265,000. In April 1990, the Company’s shareholders approved a Stock Option Plan for Directors of Foster Wheeler. On April 29, 1997, the Company’s shareholders approved an amendment of the Directors’ Stock Option Plan, which authorizes the granting of options on 20,000 shares of common stock to non-employee directors of Foster Wheeler. These plans provide that shares granted come from the Company’s authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after 10 years from the date granted.

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

Information as of and for the years ended December 31, 2004, 2003 and 2002 relating to options granted to Company personnel and options available for grant is as follows (presented in actual number of shares):

	December 30, 2005		December 31, 2004		December 26, 2003

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Options outstanding, beginning of year	815,006	$—	69,419	$179.08	69,249	$180.08
Options exercised	—		—		—
Options granted	169,000	$23.20	746,475	$9.38	857	23.40
Options cancelled or expired	(6,963)	$275.57	(888)	$187.69	(687)	71.49

Options outstanding, end of year	977,043	$21.69	815,006	$23.65	69,419	$179.08

Option price range at end of year	$9.38 — $843.75		$9.38 — $843.75		$23.40 — $843.75
Options available for grant at end of year	659,985		869,273		25,342

Weighted-average fair value of options granted during the year where exercise price was equal to stock price on grant date	$8.76		$3.30		$15.80
Options exercisable at end of year	61,283		56,089		40,972
Weighted-average price of exercisable options at end of year	$167.50		$211.54		$275.63

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

The following table summarizes information about fixed-price stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/30/2005	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/30/2005	Weighted- Average Exercise Price

$9.38	746,475	8.8 years	$9.38	—	$—
$23.20	169,000	9.6 years	$23.20	—	$—
$23.40 to $32.80	34,677	6.8 years	$32.57	34,391	$32.64
$113.75	7,200	5.0 years	$113.75	7,200	$113.75
$180.00	2,700	4.0 years	$180.00	2,700	$180.00
$270.00 to $301.25	8,762	3.2 years	$285.38	8,762	$285.38
$552.50 to $738.75	7,500	1.6 years	$629.48	7,500	$629.48
$843.75	729	0.4 years	$843.75	729	$843.75

	977,043			61,282

Recent Accounting Developments — In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the consolidated statement of operations and comprehensive loss based on their fair values. Prior to SFAS No. 123R, we adopted the disclosure-only provisions of SFAS No. 123 and therefore only certain pro forma disclosures of the fair value of share-based payments were required in the notes to the consolidated financial statements. We will use the modified prospective transition method. Accordingly, share-based employee compensation cost will be recognized from the beginning of the 2006 fiscal period as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after December 31, 2005 and to any awards that were not fully vested as of December 31, 2005. Our 2006 operating results are expected to include approximately $2,200 of additional compensation expense as a result of the adoption of SFAS No. 123R. Future compensation expense will be impacted by various factors, including the number of awards granted and their relative fair value at the date of grant.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have an impact on our consolidated financial statements.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

4. Accounts and Notes Receivable — Trade

The following table shows the components of trade accounts and notes receivable:

	December 30,	December 31,
	2005	2004

From long-term contracts:
Amounts billed due within one year	$167,744	$181,927
Billed retention:
Estimated to be due in:
2005		5,006
2006	944	30
2007	3	570
2008	—	—
2009	—	—
2010	10	—

Total billed retention	957	5,606

Trade accounts and notes receivable, gross	168,701	187,533
Less: allowance for doubtful accounts	(6,528)	(14,752)

Net Trade Accounts and Notes Receivable	$162,173	$172,781

Changes in the allowance for doubtful accounts during the years ended December 31, 2003 through 2005 are presented below.

	2005	2004	2003

Balance at beginning of year	$14,752	$15,006	$14,399
Additions	2,189	6,109	7,631
(Deductions)/amounts recovered	(10,413)	(6,363)	(7,024)

Balance at end of year	$6,528	$14,752	$15,006

5. Contracts in Process

The following table shows the elements included in contracts in process as related to long-term contracts:

	December 30,	December 31,
	2005	2004

Costs plus accrued profits less earned revenues on contracts currently in process	$71,207	$65,259
Less: progress payments	(18,569)	(4,254)

Total	$52,638	$61,005

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

6. Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	December 30, 2005	December 31, 2004

Land and land improvements	$31	$35
Buildings	25,507	27,420
Equipment	96,455	104,900
Construction in progress	—	—

Land, buildings and equipment	121,993	132,355
Less: accumulated depreciation	(98,931)	(104,861)

Land, buildings and equipment	23,062	27,494

Depreciation expense for 2005, 2004 and 2003 was $7,085, $8,360 and $7,440, respectively.

7. Investments, Advances and Equity Interests

The Company owns a non-controlling equity interest in two electric power generation projects and one waste-to-energy project in Italy. Two of the projects in Italy are each 42% owned while the third is 39% owned by the Company, after reflecting the sale of 10% of our minority equity interest in this project in April 2005. Such sale was intended to facilitate future expansion of the project and such expansion is currently underway. Following is summarized financial information for the Company’s equity affiliates combined, as well as the Company’s interest in the affiliates.

	2005	2004

Balance Sheet Data:
Current assets	$151,854	$147,625
Other assets (primarily buildings and equipment)	358,039	414,779
Current liabilities	42,741	39,445
Other liabilities (primarily long-term debt)	255,758	404,802
Net assets	211,394	118,157

	For the Year Ended

	2005	2004	2003

Income Statement Data:
Total revenues	$289,305	$240,228	$216,006
Gross earnings	65,066	59,760	56,355
Income before taxes	52,293	43,599	38,062
Net earnings	45,718	26,317	22,802

The Company’s share of the net earnings of equity affiliates, included in other income, totaled $18,893, $11,292 and $9,738 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company’s investment in the equity affiliates totaled $83,358 and $48,458 as of December 31, 2005 and 2004, respectively.

The Company has guaranteed certain performance obligations of these projects. The Company’s contingent obligations under the guarantees for two of the projects are approximately $900 in total.

The undistributed retained earnings of the Company’s equity investees amounted to approximately $72,400 and $42,000 at December 30, 2005 and December 31, 2004, respectively.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

7. Investments, Advances and Equity Interests — (Continued)

Additionally, at December 30, 2005, the Company held investments in unconsolidated affiliates of $52,803 carried at cost since the Company does not hold a controlling financial interest. The Company has made advances of approximately $3,484 to its third-party equity investees.

8. Income Taxes

The Company’s earnings before income taxes for the years 2005, 2004 and 2003 were taxed under the following jurisdictions.

	2005	2004	2003

Domestic	$9,776	$20,898	$17,984
Foreign	104,373	61,925	2,261

Earnings before income taxes	$114,149	$82,823	$20,245

The provision for income taxes on those earnings/(losses) was as follows:

	2005	2004	2003

Current tax expense:
Domestic	$(740)	$(1,304)	$(5,000)
Foreign	(20,036)	(35,713)	(22,481)

Total current	(20,776)	(37,017)	(27,481)

Deferred tax (expense)/benefit:
Domestic	—	—	—
Foreign	(1,541)	3,211	9,408

Total deferred	(1,541)	3,211	9,408

Total provision for incomes taxes	$(22,317)	$(33,806)	$(18,073)

Deferred tax assets (liabilities) consist of the following:

	2005	2004

Net operating loss carryforwards	$13,289	$16,176
Valuation allowance	(14,404)	(57,519)
Fixed assets and operating leases	9,395	30,655
U.S. tax on foreign earnings	(16,500)	—
Pension	19,518	18,568
Other	6,209	9,299
Difference between book and tax recognition of income	812	167
Tax credit carryforwards	17,847	25,839
Contract and bonus reserve	15,863	21,944

Net deferred tax assets (liabilities)	$52,029	$65,129

Foreign tax credit carryforwards are recognized based on their potential utilization and, if not used, will expire in 2012. As reflected above, the Company has recorded various deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the various credits. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

8. Income Taxes — (Continued)

taxable income during the carryforward period are changed. In prior periods the Company reduced its domestic and certain foreign tax benefits by a valuation allowance based upon available evidence that it was more likely than not that some portion or all of the deferred tax assets would not be realized. During the fourth quarter of 2005, the Company reversed the valuation allowance that it had previously established for one of its foreign operating units due to improved operational performance and positive evidence that deferred tax assets will be realized. In addition, the Company decreased the valuation allowance to reflect the utilization of tax credits against the deferred tax liability set up on anticipated repatriations of foreign earnings. These two events combined to decrease the valuation allowance by $35,868. The Company also established a new valuation allowance for another of its foreign operating units due to the presence during the fourth quarter of 2005 of negative evidence that the deferred tax assets of this unit will not be realized. This resulted in an increase to the valuation allowance by $5,581. This net reduction contributed to the total valuation allowance decrease of $43,115 in 2005. A valuation allowance is required under SFAS No. 109, “Accounting for Income Taxes,” when there is evidence of losses from operations in the three most recent fiscal years. For statutory purposes, the deferred tax assets for which a valuation allowance is provided do not begin expiring until 2010 and beyond, based on the current tax laws.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings/(loss) before income taxes, as a result of the following:

	2005	2004	2003

Tax provision at U.S. statutory rate	35.0%	35.0%	35.0%
Permanent differences/Non-deductible expenses / other	4.3%	10.0%	32.6%
Nontaxable income	(5.3)%	(3.3)%	—%
Alternative minimum tax	—%	2.6%	18.6%
U.S. tax on foreign earnings	20.2%	—%	—%
Valuation allowance	(35.0)%	(2.6)%	15.0%
Foreign rate differential	0.3%	2.9%	21.9%
Foreign tax credit utilized	—%	(6.9)%	(32.8)%
Other	0.1%	3.1%	(1.0)%

Total	19.6%	40.8%	89.3%

9. Pension and Other Postretirement Benefits

Pension Benefits — The Company’s subsidiaries in the United Kingdom and Canada have pension plans which cover all full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation. At December 30, 2005, the Company recognized a cumulative minimum liability in its consolidated financial statements for the underfunded amount of $156,823 pretax, resulting in a cumulative pretax charge to other comprehensive income/(loss). This represents a decrease in the minimum liability of $9,377 from the prior year, including the impact of foreign currency translation. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

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

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pension and Other Postretirement Benefits — (Continued)

The following chart contains the disclosures for the pension and the other benefits plans for the years 2005, 2004 and 2003.

	Pension Benefits		Other Benefits

	December 30,	December 31,	December 30,	December 31,
	2005	2004	2005	2004

Projected Benefit Obligation (PBO):
PBO at beginning of period	$654,277	$569,117	$947	$—
Service cost	16,507	18,113	13	18
Interest cost	33,302	31,587	56	60
Plan participants’ contributions	7,684	8,107	—	—
Actuarial (gain)/loss	124,950	271	122	(134)
Benefits paid	(26,722)	(25,041)	(56)	(66)
Special termination benefits/other	(195)	778	—	983
Foreign currency exchange rate changes	(71,484)	51,345	46	86

PBO at end of period	738,319	654,277	1,128	947

Plan Assets:
Fair value of plan assets at beginning of period	514,090	413,989	—	—
Actual return on plan assets	97,979	48,667	—	—
Employer contributions	28,178	28,510	56	66
Plan participants’ contributions	7,684	8,107	—	—
Benefits paid	(26,722)	(25,041)	(56)	(66)
Other	(191)	797	—	—
Foreign currency exchange rate changes	(55,338)	39,061	—	—

Fair value of plan assets at end of period	565,680	514,090	—	—

Funded Status:
Funded Status	(172,639)	(140,187)	(1,128)	(947)
Unrecognized net actuarial loss	274,973	253,541	250	119
Unrecognized prior service cost	6,321	8,673	(107)	(116)
Adjustment for the minimum liability	(156,823)	(147,446)	—	—
Foreign currency exchange rate changes	(17,811)	(35,718)	—	—

Accrued benefit cost	$(65,979)	$(61,137)	$(985)	$(944)

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pension and Other Postretirement Benefits — (Continued)

	Pension Benefits			Other Benefits

	December 30,	December 31,	December 26,	December 30,	December 31,	December 26,
	2005	2004	2003	2005	2004	2003

Net Periodic Benefit Cost:
Service cost	$16,507	$18,113	$13,071	$13	$18	$11
Interest cost	33,302	31,587	27,799	56	60	48
Expected return on plan assets	(36,681)	(32,396)	(24,480)	—	—	—
Amortization of transition	13	8	71	—	—	—
Amortization of prior service cost	1,693	1,701	1,461	(15)	—	—
Recognized actuarial loss – other	15,057	18,135	20,311	2	(4)	(13)

Total SFAS No. 87 net periodic pension cost	$29,891	$37,148	$38,233	$56	$74	$46

	Pension Benefits			Other Benefits

	December 30,	December 31,	December 26,	December 30,	December 31,	December 26,
Assumptions:	2005	2004	2003	2005	2004	2003

Periodic Benefit Cost
Discount rate	5.45%	5.46%	5.61%	6.00%	6.00%	6.25%
Long-term rate of return	7.33%	7.33%	7.51%
Salary scale	3.35%	3.08%	3.33%
Benefit Obligations
Discount rate	4.83%	5.45%	5.42%	4.79%	6.00%	6.00%
Salary scale	3.35%	3.34%	3.07%
Health-care cost trend:
2004			15.00%
Decline to 2014			4.00%

Assumed health-care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$3	$(2)
Effect on accumulated postretirement benefit obligations	$19	$(17)

Plan measurement date — The measurement date for all of the Company’s pension and other benefits plans is December 31 of each year for both plan assets and obligations.

Accumulated benefit obligation — The accumulated benefit obligation (ABO) for the Company’s pension plans totaled $635,600 and $580,000 at year end 2005 and 2004, respectively. As previously noted, the Company recorded a net cumulative charge to other comprehensive income/(loss) for the years 2000 through 2005 due to the ABO exceeding the fair value of plan assets.

Investment policy — Each of the Company’s plans is governed by a written investment policy.

The investment policy of the U.K. plans is designed to improve the ongoing funding level of the plan while gradually, over time, changing the mix of investment allocation between equities and bonds to more fully match the liabilities of the plan. The bond and equity allocations range from 40% bonds and 60% equities to 50% bonds and 50% equities, depending on the funding level.

The investment policy of the Canadian plan uses a balanced approach and allocates investments in pooled funds in accordance with the policy’s asset mix guidelines. These guidelines identify target, maximum

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pension and Other Postretirement Benefits — (Continued)

and minimum allocations by asset class. The target allocation is 45% bonds, 50% equities and 5% cash. The minimum and maximum allocations are: 42.5% to 57.5% equities, 40% to 50% bonds and 2.5% to 7.5% cash.

Long-term rate of return assumptions — The expected long-term rate of return on pension plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the pension plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. The Company annually review and adjust, if required, the long-term rate of return for our pension plans. The weighted-average expected long-term rate of return on plan assets has declined from 7.5% to 7.3% over the past three years.

Plan Asset Allocations

	2005	2004

U.K. Plans
U.K. equities	37%	38%
Non-U.K. equities	26%	25%
U.K. fixed income securities	37%	37%
Non-U.K. fixed income securities	0%	0%
Other	0%	0%

Total	100%	100%

Canada Plan
Canadian equities	22%	23%
Non-Canadian equities	28%	29%
Canadian fixed income securities	43%	43%
Non-Canadian fixed income securities	0%	0%
Other	7%	5%

Total	100%	100%

Contributions — The Company expects to contribute approximately $29,800 to its pension plans and $60 to its other benefits plan in 2006.

Estimated future benefit payments — The Company expects to make the following benefit payments:

	Pension Benefits	Other Benefit

2006	$21,880	$72
2007	23,815	80
2008	26,280	88
2009	28,812	96
2010	30,537	106
2011-2015	198,259	686

Other Employee Benefits — The Company’s subsidiaries in Italy participate in a government-mandated indemnity program for its employees. Accordingly, the Company accrues one month’s salary per employee for each year of the employee’s service, payable when the employee leaves the Company. In 2005, 2004 and 2003, the Company recorded an expense of approximately $4,215, $4,050 and $3,700, respectively. A liability of $25,311 in 2005 and $27,623 in 2004 related to the Company’s obligation in connection with this program is included in pension, postretirement and other employee benefits obligation on the consolidated balance sheet.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

10. Sale/leaseback Transactions

The Company entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the U.K. in 1999. In connection with these transactions, the Company recorded deferred gains which are being amortized to income over the term of the respective leases. The amortization was $4,124, $4,135 and $3,622, for the years ended 2005, 2004 and 2003, respectively. As of December 30, 2005 and December 31, 2004, the balance of the deferred gains was $64,255 and $76,383, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheet. The year-over-year decrease in the deferred gain balance was primarily due to the amortization and a change in foreign currency translation rates.

11. Operating Leases

The Company and certain of its subsidiaries are obligated under operating lease agreements primarily for office space. Rental expense for these leases totaled $23,775 in 2005, $23,711 in 2004 and $19,588 in 2003. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2006	$24,201
2007	20,596
2008	17,626
2009	16,229
2010	16,581
Thereafter	200,974

$296,207

12. Capital Leases

Assets under capital leases are summarized as follows:

	December 30,	December 31,
	2005	2004

Buildings and improvements	$4,383	$4,692
Less accumulated amortization	1,674	1,450

Net assets under capital leases	$2,709	$3,242

The following are the minimum lease payments to be made in each of the years indicated for the capital leases in effect as of December 30, 2005:

Fiscal year:
2006	$1,020
2007	768
2008	709
2009	754
2010	827
Thereafter	824
Less: interest	(2,531)

Net minimum lease payments under capital leases	2,371
Less: current portion of net minimum lease payments	705

Long-term net minimum lease payments	$1,666

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

13. Derivative Financial Instruments

The Company’s activities expose it to risks related to the effect of changes in the foreign-currency exchange rates. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At December 30, 2005, December 31, 2004 and December 26, 2003, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded in the year ended December 30, 2005 a pretax loss on derivative instruments of $3,560, recorded in the year ended December 31, 2004 a pretax loss on derivative instruments of $189, and in the year ended December 26, 2003 a pretax gain of $617, which were recorded in cost of operating revenues on the consolidated statement of operations and comprehensive income/ (loss). Amounts receivable (gains) or payable (losses) under foreign exchange contracts are recognized as deferred gains or losses and are included in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts.

	For the Year Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

Increase/(decrease) in cost of operating revenues	$3,739	$60	$(554)
Increase/(decrease) in other deductions	(179)	129	(63)

Total	$3,560	$189	$(617)

Amounts receivable (gains) or payable (losses) under foreign exchange contracts are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts.

The Company is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies). As of December 30, 2005, approximately $145,100 was owed to the Company by counterparties and approximately $11,600 was owed by the Company to counterparties.

The maximum term over which the Company is hedging exposure to the variability of cash flows is 12 months.

14. Warranty Reserves

The Company provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

Balance as of December 26, 2003	$49,000
Accruals	13,100
Settlements	(3,800)
Adjustments to provisions	(22,900)

Balance as of December 31, 2004	35,400

Accruals	10,300
Settlements	(1,900)
Adjustments to provisions	(17,400)

Balance as of December 30, 2005	$26,400

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

15. Litigation and Uncertainties

In the ordinary course of business, the Company is party to litigation involving clients and subcontractors arising out of project contracts. Such litigation includes claims and counterclaims by and against the Company’s for canceled contracts, for additional costs incurred in excess of current contract provisions, as well as for back charges for alleged breaches of warranty and other contract commitments. If the Company is found to be liable for any of the claims/counterclaims against it, the Company would have to incur a write-down or charge against earnings to the extent a reserve had not been established for the matter in the Company’s accounts. Amounts ultimately realized on claims/counterclaims by the Company could differ materially from the balances, if any, included in the Company’s financial statements, resulting in a charge against earnings to the extent profit has already been accrued on a project contract.

In addition to the matters described above, arbitration has been commenced against the Company with respect to a thermal electric power plant in South America that the Company designed, supplied and erected as a member of a consortium with other parties. The plant’s concrete foundations experienced cracking, allegedly due to out-of-specification materials used in the concrete poured by the consortium’s subcontractor. The client adopted an extensive plan to repair the foundations and is seeking reimbursement of its repair costs ($9,500). Alleging that this extensive repair effort is in the nature of emergency mitigation only, the client is also claiming its estimated cost to totally demolish and reconstruct the foundations at some point in the future ($14,300) plus lost profits during this demolition and reconstruction period ($9,400). The Company is investigating any rights that it may have to seek reimbursement for the damages from third parties. The Company believes that valid legal defenses to the claim exist, and the Company has responded denying the claim. However, it is premature to predict the outcome of this matter.

The Company’s subsidiaries in the U.K. have also received claims alleging personal injury arising from exposure to asbestos. To date, 747 claims have been brought against the Company’s U.K. subsidiaries of which 306 remain open at December 31, 2005. None of the settled claims has resulted in material costs to the Company.

As of December 31, 2005, the Company had recorded total liabilities of $26,200 comprised of an estimated liability relating to open (outstanding) claims of $3,100 and an estimated liability relating to future unasserted claims of $23,100. Of the total, $1,000 is recorded in accrued expenses and $25,200 is recorded in asbestos-related liability on the consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $1,000 is recorded in accounts and notes receivables, and $25,200 is recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The liability and asset estimates are based on a recent U.K. court of appeal ruling that pleural plaque claims do not amount to a compensable injury. Without such ruling, the asbestos liability and asset recorded in the U.K. would approximate $66,200.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

16. Financial Instruments and Risk Management

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values:

Cash and Short-term Investments — The carrying value of our short-term investments approximates fair value because of the short-term maturity of these instruments.

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

Foreign Currency Contracts — The fair values of these financial instruments (used for hedging purposes) are estimated by obtaining quotes from brokers. The Company is exposed to market risks from fluctuations in foreign exchange rates. Financial instruments are utilized by the Company to reduce this risk. The Company does not hold or issue financial instruments for trading purposes. The Company is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies) (see Notes 3 and 13).

Carrying Amounts and Fair Values — The estimated fair values of the Company’s financial instruments are as follows:

	December 30, 2005		December 31, 2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$199,271	$199,271	$163,473	$163,473
Restricted cash	14,338	14,338	45,387	45,387
Third-party debt	2,371	2,371	3,058	3,058
Intercompany notes receivable – current	12,080	—	1,265	—
Intercompany notes receivable – long-term	1,120	—	25,883	—
Intercompany notes payable – current	11,224	—	6,604	—
Intercompany notes payable – long-term	—	—	129,283	—
Derivatives:
Foreign currency contracts	(3,590)	(3,590)	(31)	(31)

In the ordinary course of business, the Company is contingently liable for performance under letters of credit, bank guarantees and surety bonds totaling $258,649 and $186,830 as of December 30, 2005 and December 31, 2004, respectively. In the Company’s past experience, no material claims have been made against these financial instruments. Management of the Company does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero. It is not practicable to estimate the fair value of the Company’s intercompany debt, as there is not market value for this type of instrument.

As of December 30, 2005, the Company had $156,708 of foreign currency contracts outstanding. These foreign currency contracts mature during 2006. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

16. Financial Instruments and Risk Management — (Continued)

risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. As of December 30, 2005 and December 31, 2004, the Company had no significant concentrations of credit risk.

17. Related Party Transactions

The Company enters into long-term contracts as a subcontractor and/or performs subcontracting work for certain Foster Wheeler affiliates. Included in the consolidated statement of operations and comprehensive income/(loss) for 2005, 2004 and 2003 related to these contracts and intercompany borrowings is the following:

	December 30,	December 31,	December 26,
	2005	2004	2003

Operating revenue	$9,271	$5,550	$4,272
Cost of operating revenue	28,311	49,968	10,757
Interest income	4,364	3,744	4,816
Interest expense	3,231	3,486	4,105

Costs incurred by Foster Wheeler Ltd. and certain of its affiliates on behalf of the Company are charged to the Company through a management fee. These fees represent management’s estimation of a reasonable allocation of the Company’s share of such costs. These costs, plus royalty fees, are included in costs and expenses and totaled $30,591, $24,980 and $18,886 in 2005, 2004 and 2003, respectively.

Included in the consolidated balance sheet for 2005 and 2004 related to long-term contract activity and intercompany borrowings with Foster Wheeler affiliates is the following:

	December 30,	December 31,
	2005	2004

Accounts and notes receivable – other	$16,462	$16,249
Intercompany notes receivable	13,200	27,148
Accounts payable	39,292	30,202
Intercompany notes payable	11,224	135,887

Also reflected in the balance sheet, due to the uncertainty of the timing of the repayment, the Company reduced intercompany notes receivable and charged shareholder’s deficit for its notes receivable from U.S. affiliates. The year-over-year change is reflected in the consolidated statement of changes in shareholder’s deficit and the consolidated statement of cash flows. The impact on shareholder’s deficit was a reduction of $58,141 and $99,408 at December 30, 2005 and December 31, 2004, respectively.

Additionally, at December 30, 2005 and December 31, 2004, the Company held investments in unconsolidated affiliates of $52,803 and $57,687 at cost, respectively.

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 30, 2005, December 31, 2004, and December 26, 2003.

18. Sale of Certain Business Assets and Investments

In the first quarter of 2005, the Company sold an investment accounted for under the equity method. The sale resulted in proceeds of approximately $1,700 and a gain of approximately $1,500, which was recorded in other income on the consolidated statement of operations and comprehensive income.

Back to Contents

FOSTER WHEELER INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

18. Sale of Certain Business Assets and Investments — (Continued)

In 2004, the Company sold minority equity interests in special-purpose companies established to develop power plant projects in Europe. The Company recorded an aggregate gain on the sales of $19,200 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive income/(loss).

In 2004, the Company also entered into a binding agreement to sell 10% of its equity interest in a waste-to-energy project in Italy; such sale closed in April 2005. The Company recorded a loss on the sale of $3,300 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive income/(loss).

19. Subsequent Events

On January 31, 2006, the Company entered into a binding preliminary agreement to purchase the remaining 51% interest in a special purpose joint venture company in Italy, dedicated to the development, construction and operation of wind farm projects in Italy. The Company currently own a 49% equity interest in the joint venture company and, upon completion of the purchase, the Company will own 100% of the equity interest in the joint venture. In accordance with the terms of the preliminary agreement, the Company expects to pay a purchase price of €18,800 (approximately $22,500), of which €15,400 (approximately $18,400) is payable at closing and €3,400 (approximately $4,100) is due upon start of construction of one of the three wind farms being developed by the joint venture company. The purchase price is subject to various adjustments based on the net financial position of the joint venture company on the closing date (including timing of drawdown of project debt and distributions of excess cash of the joint venture company to the shareholders). Assuming the joint venture company’s excess cash is distributed prior to closing, the adjusted purchase price to be paid by the Company at closing is currently estimated to be approximately €8,000 to €9,000 (approximately $9,600 to $10,800). The Company expects the joint venture company to have borrowed on or before the expected closing date approximately €26,000 (approximately $31,200), in non-recourse debt. Following the completion of the acquisition, the Company will fully consolidate the financial results of the joint venture company, including the non-recourse debt, in the Company’s consolidated financial statements. Completion of the purchase is expected in the first quarter of 2006.

Back to Contents

Foster Wheeler Europe Limited and Subsidiaries
Consolidated Financial Statements
December 31, 2005

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of cash flows and of changes in shareholder’s deficit present fairly, in all material respects, the financial position of Foster Wheeler Europe Limited and Subsidiaries (the “Company”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 3, 2006

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Consolidated Statement of Operations and Comprehensive Income
(in thousands of dollars)

	For the Years Ended December 31,

	2005	2004	2003

Operating revenues (including $13,925 in 2005, $11,176 in 2004 and $3,373 in 2003 with affiliates)	$1,327,784	$1,501,670	$1,967,266
Cost of operating revenues (including $(54,026) in 2005, $(81,626) in 2004 and $(18,574) in 2003 with affiliates)	(1,156,710)	(1,372,946)	(1,878,319)

Contract Profit	171,074	128,724	88,947

Selling, general and administrative expenses	(97,075)	(96,168)	(72,080)
Interest income (including $4,146 in 2005, $3,612 in 2004 and $3,516 in 2003 with affiliates)	8,365	8,777	7,251
Other income	39,961	48,627	30,410
Minority interest	7	—	(405)
Interest expense (including $(24,857) in 2005, $(25,497) in 2004 and $(23,336) in 2003 with affiliates)	(25,373)	(27,246)	(23,758)
Other deductions	(2,404)	(11,307)	(22,194)

Earnings before income taxes	94,555	51,407	8,171
Provision for income taxes	(13,073)	(25,682)	(13,796)

Net earnings/(loss)	81,482	25,725	(5,625)
Other comprehensive income/(loss): Change in accumulated translation adjustment during the year	(32,073)	32,137	(14,824)
Minimum pension liability adjustment (net of tax (provision)/benefits: $7,865 in 2005, $202 in 2004 and $(18,763) in 2003)	18,301	(421)	44,058

Comprehensive income	$67,710	$57,441	$23,609

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Consolidated Balance Sheet
(in thousands of dollars, except share data and per share amounts)

	December 31,

	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$184,478	$147,352
Accounts and notes receivable:
Trade, net	146,774	156,879
Other (including $17,146 in 2005 and $13,801 in 2004 with affiliates)	33,424	20,304
Intercompany notes	14,821	6,679
Contracts in process	40,990	49,350
Prepaid, deferred and refundable income taxes	15,998	20,542
Other current assets	6,296	7,192

Total current assets	442,781	408,298

Land, buildings and equipment, net	20,360	24,314
Restricted cash	12,493	44,458
Notes and accounts receivable — long-term	1,460	1,535
Investment and advances	149,914	140,083
Deferred income taxes	53,663	47,396
Asbestos-related insurance recovery receivable	25,163	42,400
Other assets	1,136	10,329

TOTAL ASSETS	$706,970	$718,813

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Current installments on capital lease obligations	$705	$643
Accounts payable (including $56,184 in 2005 and $46,670 in
2004 with affiliates)	189,633	164,321
Accrued expenses	106,516	103,667
Intercompany notes payable	2,829	4,267
Billings in excess of costs and estimated earnings on uncompleted contracts	179,132	223,890
Income taxes	21,690	19,244

Total current liabilities	500,505	516,032
Capital lease obligations	1,666	2,415
Intercompany notes payable — long-term	270,000	300,784
Deferred income taxes	14,853	1,747
Pension, postretirement and other employee benefits	63,590	61,315
Deferred gain	64,255	76,383
Asbestos-related liability	25,163	42,400
Other long-term liabilities and minority interest	16,389	16,140
Commitments and contingencies

TOTAL LIABILITIES	956,421	1,017,216

Shareholder’s Deficit:
Common Stock — $1.456 par value; authorized 10,000,000
shares; issued 5,000,000	7,280	7,280
Capitalization of intercompany notes receivable	(97,000)	(82,277)
Paid-in capital	646	—
Accumulated deficit	(11,172)	(87,973)
Accumulated other comprehensive loss	(149,205)	(135,433)

TOTAL SHAREHOLDER’S DEFICIT	(249,451)	(298,403)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$706,970	$718,813

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholder’s Deficit
(in thousands of dollars)

	December 31,

	2005	2004	2003

Common Stock
Balance at beginning and end of year	$7,280	$7,280	$7,280

Capitalization of Intercompany Notes Receivable
Balance at beginning of year	(82,277)	(66,251)	(41,259)
Current year activity	(14,723)	(16,026)	(24,992)

Balance at end of year	(97,000)	(82,277)	(66,251)

Paid-in Capital
Balance at beginning of year	—	—	—
Current year activity	646	—	—

Balance at end of year	646	—	—

Accumulated Deficit
Balance at beginning of year	(87,973)	(117,287)	(111,662)
Adjustment for Foster Wheeler Energia S.A. (see Note 3)	—	3,589	—
Dividends payable to parent	(4,681)	—	—
Net earnings/(loss) for the year	81,482	25,725	(5,625)

Balance at end of year	(11,172)	(87,973)	(117,287)

Accumulated Other Comprehensive Loss
Balance at beginning of year	(135,433)	(167,149)	(196,383)
Change in accumulated translation adjustment during the year	(32,073)	32,137	(14,824)
Minimum pension liability adjustment (net of tax benefit/(provision): $7,865 in 2004, $202 in 2004 and $(18,763) in 2003)	18,301	(421)	44,058

Balance at end of year	(149,205)	(135,433)	(167,149)

Total Shareholder’s Deficit	$(249,451)	$(298,403)	$(343,407)

See notes to consolidated financial statements.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(in thousands of dollars)

	For the Years Ended December 31,

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$81,482	$25,725	$(5,625)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	6,533	7,698	8,276
Provision for losses on accounts receivable	1,853	5,311	9,149
Deferred tax	(8,843)	7,720	19,177
Net gain on asset sales	(1,463)	(15,902)	(28)
Equity earnings, net of dividends	(12,506)	(16,918)	(9,738)
Other noncash items	371	3,920	494
Changes in assets and liabilities:
Receivables	(70,135)	3,129	9,790
Contracts in process	49,402	28,655	30,293
Accounts payable and accrued expenses	28,695	874	(20,363)
Billings in excess of costs and estimated earnings on uncompleted contracts	(23,573)	(46,785)	30,580
Income taxes	8,852	10,174	(2,555)
Other assets and liabilities	2,467	(4,960)	2,409

Net cash provided by operating activities	63,135	8,641	71,859

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	28,140	(21,481)	11,481
Proceeds from sale of Foster Wheeler Energia S.A. (see Note 3)	—	3,589	—
Capital expenditures	(5,093)	(2,049)	(4,639)
Proceeds from sale of assets	154	259	263
Decrease in investments and advances	(606)	396	885
Decrease in short-term investments	1	—	40
Proceeds from sale of long term investment	1,716	—	—

Net cash provided by/(used in) investing activities	24,312	(19,286)	8,030

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalization of intercompany notes receivable	(20,229)	(16,026)	(24,992)
Change in notes with affiliates	(23,627)	151	(7,376)
Change in bank loans	—	—	(13,740)
Payment of long-term debt	—	(14)	(5)
Payment of capital lease obligations	(557)	(521)	—
Other	646	—	—

Net cash used in financing activities	(43,767)	(16,410)	(46,113)

Effect of exchange rate changes on cash and cash equivalents	(6,554)	5,086	6,537

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	37,126	(21,969)	40,313
Cash and cash equivalents at beginning of period	147,352	169,321	129,008

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$184,478	$147,352	$169,321

Cash paid during the year for:
Interest (net of amounts capitalized)	$355	$1,867	$1,993
Income taxes	$15,665	$10,323	$12,118

NONCASH INVESTING AND FINANCING ACTIVITIES: In 2004, land, building and equipment increased by $2.7 million with a corresponding increase to capital lease obligations.
In 2005, the Company declared a $4,681 dividend, which is payable to the parent at year end.

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

Liquidity — The Company has transactions and relationships with Foster Wheeler Ltd. and its affiliates. The financial position, results of operations, and the cash flows of the Company have been impacted by these transactions and relationships as discussed in Notes 3, 8, 17, and 18. The relationship between the Company and Foster Wheeler Ltd. and its affiliates will also impact the Company’s continuing operations.

Foster Wheeler Ltd. closely monitors its domestic and global liquidity and updates its liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, proceeds from asset sales, working capital needs, unused credit line availability and claims recoveries, if any. Foster Wheeler Ltd.’s liquidity forecasts extend over a twelve-month period and continue to indicate that sufficient liquidity will be available to fund its working capital needs through such period.

The Company also monitors its liquidity on a weekly basis and such forecasts extend over a twelve month period. These forecasts indicate that sufficient liquidity will be available to find its working capital needs over the next twelve months.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes and contingencies, among others.

Reclassifications— Certain prior period financial statement amounts have been reclassified to conform to the current year presentation.

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

Contracts in progress are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. The Company presents customer billings and estimated losses in excess of costs and profits recorded on uncompleted contracts as billings in excess of costs and estimated earnings on uncompleted contracts. The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. However, current estimates may be revised as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” the Company reviews its contracts monthly. As a result of this process, in 2005 approximately 22 individual projects had final estimated profit revisions exceeding $1,000. These revisions, which include both increases and decreases in estimated profit, resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third party materials and equipment at costs differing from those previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and therefore tend to be earned late in a project’s life cycle. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years. The changes in final estimated profits resulted in a net increase to accrued profits during 2005 and 2004 of approximately $62,000 and $76,500, respectively.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. As of December 31, 2005, the Company had no recorded commercial claims receivable from customers. As of December 31, 2004, the Company had recorded a commercial claims receivable of $544.

In certain circumstances, the Company may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs on receipt of the anticipated contract. If it is not probable that pre-contract costs will be recovered under a future contract, then these costs are expensed as incurred. Costs related to anticipated contracts, which are charged to expense because their recovery is not considered probable, are not subsequently reclassified to contract costs on the subsequent receipt of the contract. The Company had no deferred pre-contract costs as of December 30, 2005 or December 31, 2004.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. The Company requires a substantial portion of these funds to support their liquidity and working capital needs. Accordingly, these funds may not be readily available for repatriation to its parent.

Restricted Cash — Restricted cash consists of approximately $8,700 at December 31, 2005 that was required to collateralize letters of credit and bank guarantees, and approximately $3,800 of client escrow funds.

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

Trade accounts receivable are continually evaluated in accordance with corporate policy. Provisions are established on a project specific basis when there is an issue associated with the client’s ability to make payments or there are circumstances where the client is not making payment due to contractual issues. Customer payment history, trends within the various markets served and general economic trends are also considered when evaluating the necessity of a provision. Provisions for uncollectible accounts receivable that are reversed in subsequent periods as a result of collections are included in other income. Accordingly, uncollectible accounts receivable provision reversals included in other income were $6,375 and $1,333 for the period ended December 31, 2005 and 2004, respectively.

Accounts and Notes Receivable Other — Non-trade accounts and notes receivable consist primarily of receivables from affiliated companies of $17,146 at December 31, 2005, and $13,801 at December 31, 2004, foreign refundable value-added tax and accrued interest receivable.

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

Investments and Advances — The Company uses the equity method of accounting for investment ownership of between 20% and 50% in affiliates unless significant economic considerations indicate that the

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

cost method is appropriate. The equity method is also used for affiliates in which our investment ownership is greater than 50% when we do not have controlling financial interest. Affiliates in which our investment ownership is less than 20% are carried at cost. Currently, all of our significant investments in affiliates that are not consolidated are recorded using the equity method.

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

Foreign Currency — Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at month end exchange rates and income and expenses and cash flows at monthly weighted-average rates.

	For the Year Ended December 31,

	2005	2004	2003

Cumulative translation adjustment at beginning of year	$(12,690)	$(44,827)	$(30,003)
Current year foreign currency adjustment	(32,073)	32,137	(14,824)

Cumulative translation adjustment at end of year	$(44,763)	$(12,690)	$(44,827)

For the years ended December 31, 2005 and 2004, the Company recorded after-tax net foreign currency transaction losses of $2,951 and $2,845, respectively. For the year ended December 31, 2003, the Company recorded an after-tax net foreign currency transaction gain of $129.

Contracts in Process and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts — In accordance with terms of long-term contracts, amounts recorded in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts may not be realized or paid, respectively, within a one-year period. In conformity with industry practice, however, the full amount of contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts have been included in current assets and current liabilities, respectively.

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method. The Company had inventories of $1,115 and $898 as of December 31, 2005 and 2004, respectively. Such amounts are recorded within other current assets on the consolidated balance sheet.

Other Income — Other income consists of the following:

	2005	2004	2003

Equity earnings	$25,300	$25,500	$20,300
Recovery of bad debt	6,400	1,300	—
Foreign exchange gain	2,900	600	3,100
Gain on sale on investment	1,500	15,900	—
Other	3,900	5,300	7,000

Balance at end of year	$40,000	$48,600	$30,400

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

	For the Year Ended December 31,

	2005	2004	2003

Net earnings/(loss) — as reported	$81,482	$25,725	$(5,625)
Deduct: Total stock-based employee compensation expense determined under fair-value based method for awards net of taxes of $186 in 2005, $39 in 2004 and $92 in 2003	(1,558)	(449)	(186)

Net earnings/(loss) — pro forma	$79,924	$25,276	$(5,811)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,

	2005	2004	2003

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	50.00%	50.00%	88.23%
Risk-free interest rate	4.22%	2.99%	3.22%
Expected life (years)	3.0	3.0	5.0

On September 10, 2004, the Board of Directors of Foster Wheeler Ltd., adopted the 2004 Stock Option Plan (the “2004 Plan”) which reserves 56,421 preferred shares for issuance. The options granted under the 2004 Plan expire up to a maximum of ten years from the date granted. On October 6, 2004, management was issued options under the 2004 Plan to purchase 43,103 preferred shares at an exercise price of $9.378 per common share issuable. Such options expire on October 5, 2007. One third of the options issued to management vest in the fourth quarter of 2005, and the balance vest during the fourth quarter of 2006.

On August 8, 2005, one of the Company’s senior executives was issued options under the 2004 Plan to purchase 169,000 common shares at an exercise price of $23.20 per common share. Such options expire on August 7, 2008. One third of the options vested in the fourth quarter of 2005, and the balance is scheduled to vest during the fourth quarter of 2006.

Under the 1995 Stock Option Plan approved by the Company’s shareholders in April 1995 and amended in April 1999 and May 2002, the total number of shares of common stock that may be granted is 265,000. In April 1990, the Company’s shareholders approved a Stock Option Plan for Directors of Foster Wheeler. On April 29, 1997, the Company’s shareholders approved an amendment of the Directors’ Stock Option Plan, which authorizes the granting of options on 20,000 shares of common stock to non-employee directors of Foster Wheeler Ltd. These plans provide that shares granted come from the Company’s authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after 10 years from the date granted.

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

Information as of and for the years ended December 31, 2005, 2004 and 2003 relating to options granted to Company personnel and options available for grant is as follows (presented in actual number of shares):

	For the Year Ended December 31,

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	813,196	$22.97	67,609	$175.13	67,376	$176.22
Options exercised	—		—		—
Options granted	169,000	$23.20	746,475	$9.38	858	$23.40
Options cancelled or expired	(6,866)	$315.25	(888)	$187.69	(625)	$71.49

Options outstanding, end of year	975,330	$21.18	813,196	$22.97	67,609	$175.13

Option price range at end of year	$9.378 — $843.75		$9.38 — $843.75		$23.40 — $843.75
Options available for grant at end of year	659,985		869,273		25,342

Weighted-average fair value of options granted during the year where exercise price was equal to stock price on grant date	$8.76		$3.30		$15.80
Options exercisable at end of year	59,570		54,279		39,325
Weighted-average price of exercisable options at end of year	$163.26		$207.70		$272.61

The following table summarizes information about fixed-price stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/2005	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/2005	Weighted- Average Exercise Price

$9.38	746,475	8.8 years	$9.38	—	$—
$23.20	169,000	9.6 years	$23.20	—	$—
$23.40 to $32.80	34,676	6.8 years	$32.57	34,391	$32.64
$113.75	6,725	5.0 years	$113.75	6,725	$113.75
$180.00	2,450	4.0 years	$180.00	2,450	$180.00
$270.00 to $301.25	8,225	3.2 years	$285.29	8,225	$285.29
$552.50 to $738.75	7,050	1.6 years	$629.11	7,050	$629.11
$843.75	729	0.4 years	$843.75	729	$843.75

	975,330			59,570

Recent Accounting Developments — In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the consolidated statement of operations and comprehensive loss based on their fair values. Prior to SFAS No. 123R, we adopted the disclosure-only provisions of SFAS No. 123 and therefore only certain pro forma disclosures of the fair value of share-based payments were required in the notes to the consolidated financial statements. We will use the modified prospective transition method.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Accordingly, share-based employee compensation cost will be recognized from the beginning of the 2006 fiscal period as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after December 31, 2005 and to any awards that were not fully vested as of December 31, 2005. Our 2006 operating results are expected to include approximately $2,200 of additional compensation expense as a result of the adoption of SFAS No. 123R. Future compensation expense will be impacted by various factors, including the number of awards granted and their relative fair value at the date of grant.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have an impact on our consolidated financial statements.

4. Accounts and Notes Receivable — Trade

The following table shows the components of trade accounts and notes receivable:

	December 31,

	2005	2004

From long-term contracts:
Amounts billed due within one year	$150,876	$164,657
Billed retention:
Estimated to be due in:
2005		4,826
2006	944	30
2007	3	570
2008	—	—
2009	—	—
2010	10

Total billed retention	957	5,426

Total retentions	957	5,426

Trade accounts and notes receivable, gross	151,833	170,083
Less: allowance for doubtful accounts	(5,059)	(13,204)

Net Trade Accounts and Notes Receivable	$146,774	$156,879

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

4. Accounts and Notes Receivable — Trade — (Continued)

Changes in the allowance for doubtful accounts during the years ended December 31, 2003 through 2005 are presented below.

	2005	2004	2003

Balance at beginning of year	$13,204	$11,075	$3,343
Additions	1,853	5,311	9,149
(Deductions)/amounts recovered	(9,998)	(3,182)	(1,417)

Balance at end of year	$5,059	$13,204	$11,075

5. Contracts in Process

The following table shows the elements included in contracts in process as related to long-term contracts:

	December 31,

	2005	2004

Costs plus accrued profits less earned revenues on contracts currently in process	$58,139	$52,739
Less: progress payments	(17,149)	(3,389)

Total	$40,990	$49,350

6. Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	December 31,

	2005	2004

Land and land improvements	$31	$35
Buildings	24,936	27,407
Equipment	85,187	93,485
Construction in progress	—	—

Land, buildings and equipment	110,154	120,927
Less: accumulated depreciation	(89,794)	(96,613)

Net book value	$20,360	$24,314

Depreciation expense for 2005, 2004 and 2003 was $6,190, $7,637 and $8,203, respectively.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

7. Investments, Advances and Equity Interests

The Company owns a non-controlling equity interest in two electric power generation projects and one waste-to-energy project in Italy. Two of the projects in Italy are each 42% owned while the third is now 39% owned by the Company, after reflecting the sale of 10% of our minority equity interest in this project in April 2005. Such sale was intended to facilitate future expansion of the project and such expansion is currently underway. Following is summarized financial information for the Company’s equity affiliates combined, as well as the Company’s interest in the affiliates.

	December 31,

	2005	2004

Balance Sheet Data:
Current assets	$151,854	$147,625
Other assets (primarily buildings and equipment)	358,039	414,779
Current liabilities	42,741	39,445
Other liabilities (primarily long-term debt)	255,758	404,802
Net assets	211,394	118,157

	For the Year Ended December 31,
	2005	2004	2003

Income Statement Data:
Total revenues	$289,305	$240,228	$216,006
Gross earnings	65,066	59,760	56,355
Income before taxes	52,293	43,599	38,062

The Company’s share of the net earnings of equity affiliates included in other income totaled $18,893, $11,292 and $9,738 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company’s investment in the equity affiliates totaled $83,358 and $48,458 as of December 31, 2005 and 2004, respectively.

The Company has guaranteed certain performance obligations of these projects. The Company’s contingent obligations under the guarantees for two of the projects are approximately $900 in total.

The undistributed retained earnings of the Company’s equity investees amounted to approximately $72,400 and $42,000 at December 31, 2005 and 2004, respectively.

Additionally, at December 31, 2005, the Company held investments in unconsolidated affiliates of $52,117 carried at cost since the Company does not hold a controlling financial interest. The Company has made advances of approximately $3,484 to its third-party equity investees.

8. Income Taxes

The Company’s earnings before income taxes for the years 2005, 2004 and 2003 were taxed under foreign jurisdictions.

	2005	2004	2003

Earnings before income taxes	$94,555	$51,407	$8,171

The provision for income taxes on those earnings/(losses) was as follows:

	2005	2004	2003

Current tax expense	$(17,267)	$(31,170)	$(22,356)
Deferred tax benefit	4,194	5,488	8,560

Total provision for income taxes	$(13,073)	$(25,682)	$(13,796)

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

8. Income Taxes — (Continued)

Deferred tax assets (liabilities) consist of the following:

	2005	2004

Net operating loss carryforwards	$10,436	$16,176
Valuation allowance	(5,924)	(30,251)
Fixed assets and operating leases	9,391	30,747
Pension	18,343	17,359
Other	8,054	12,453
Difference between book and tax recognition of income	812	167
Contract and bonus reserve	12,762	18,370

Net deferred tax assets (liabilities)	$53,874	$65,021

As reflected above, the Company has recorded various deferred tax assets/(liabilities). Realization is dependent on generating sufficient taxable income. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The Company continues to experience a positive earnings trend in certain jurisdictions for which a valuation allowance was set up against deferred tax assets in previous years. Accordingly, the valuation allowance has been decreased by $24,327 in 2005. This includes the complete reversal of the valuation allowance in one jurisdiction. A valuation reserve is required under SFAS No. 109, “Accounting for Income Taxes” when there is an evidence of losses from operations in the three most recent years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided do not expire, based on the current tax laws.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.K. statutory rate to earnings before income taxes, as a result of the following:

	2005	2004	2003

Tax provision at U.K. statutory rate	30.0%	30.0%	30.0%
Non-deductible expenses / other	4.7%	17.9%	45.9%
Non-taxable income	(4.9)%	(5.3)%	—%
Valuation allowance	(22.8)%	(4.2)%	31.5%
Foreign rate differential	5.1%	10.4%	63.1%
Other	1.7%	1.2%	(1.7)%

Total	13.8%	50.0%	168.8%

9. Pension Benefits

Pension Benefits — The Company’s subsidiary in the United Kingdom has a pension plan which covers all full-time employees. Under the plan, retirement benefits are primarily a function of both years of service and level of compensation. At December 31, 2005, the Company recognized a cumulative minimum liability in its consolidated financial statements for the underfunded amount of $149,320 pretax, resulting in a cumulative pretax charge to other comprehensive income. This represents a decrease in the minimum liability of $7,865 from the prior year, including the impact of foreign currency translation. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pension Benefits — (Continued)

The following chart contains the disclosures for pension benefits for the years 2005, 2004 and 2003.

	Pension Benefits

	For the Year Ended December 31,

	2005	2004

Projected Benefit Obligation (PBO):
PBO at beginning of period	$631,103	$548,680
Service cost	16,274	17,859
Interest cost	31,953	30,365
Plan participants’ contributions	7,684	8,107
Actuarial (gain)/loss	121,487	(632)
Benefits paid	(24,820)	(23,360)
Special termination benefits/other	(195)	778
Foreign currency exchange rate changes	(72,609)	49,306

PBO at end of period	710,877	631,103

Plan Assets:
Fair value of plan assets at beginning of period	494,802	396,062
Actual return on plan assets	96,293	47,272
Employer contributions	27,188	28,510
Plan participants’ contributions	7,684	8,107
Benefits paid	(24,820)	(23,360)
Other	(191)	867
Foreign currency exchange rate changes	(56,197)	37,344

Fair value of plan assets at end of period	544,759	494,802

Funded Status:
Funded Status	(166,118)	(136,301)
Unrecognized net actuarial loss	264,729	246,371
Unrecognized prior service cost	5,329	7,623
Adjustment for the minimum liability	(149,320)	(141,423)
Foreign currency exchange rate changes	(15,764)	(34,063)

Accrued benefit cost	$(61,144)	$(57,793)

	Pension Benefits

	For the Year Ended Decenber 31,

	2005	2004	2003

Net Periodic Benefit Cost:
Service cost	$16,274	$17,859	$12,835
Interest cost	31,953	30,365	26,622
Expected return on plan assets	(35,269)	(31,081)	(23,179)
Amortization of transition asset	(69)	(68)	—
Amortization of prior service cost	1,677	1,686	1,446
Recognized actuarial loss — other	14,522	17,705	19,886

Total SFAS No. 87 net periodic pension cost	$29,088	$36,466	$37,610

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pension Benefits — (Continued)

	For the Year Ended December 31,

	2005	2004	2003

Assumptions:
Periodic Benefit Cost:
Discount rate	5.44%	5.45%	5.60%
Long-term rate of return	7.32%	7.34%	7.50%
Salary scale	3.33%	3.04%	3.30%
Benefit Obligations:
Discount rate	4.83%	5.43%	5.40%
Salary scale	3.32%	3.32%	3.00%

Plan measurement date — The measurement date for the Company’s defined benefit plan is December 31 of each year for both plan assets and obligations.

Accumulated benefit obligation — The accumulated benefit obligation (ABO) totaled $608,800 and $557,500 at year-end 2005 and 2004, respectively. As previously noted, the Company recorded a net cumulative charge to other comprehensive income/(loss) for the years 2000 through 2005 due to the ABO exceeding the fair value of plan assets.

Investment policy — The Company’s plan is governed by a written investment policy.

The investment policy of the U.K. plans is designed to improve the ongoing funding level of the plan while gradually, over time, changing the mix of investment allocation between equities and bonds to more fully match the liabilities of the plan. The bond and equity allocations range from 40% bonds and 60% equities to 50% bonds and 50% equities, depending on the funding level.

Long-term rate of return assumptions — The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plan’s portfolio. The expected returns by asset class are developed considering both past performance and future considerations. The Company annually reviews and adjusts, if required, the long-term rate of return for our pension plans. The weighted-average expected long-term rate of return on plan assets has declined from 7.5% to 7.3% over the past three years.

	2005	2004

Plan Asset Allocations:
U.K. equities	37%	38%
Non-U.K. equities	26%	25%
U.K. fixed income securities	37%	37%
Non-U.K. fixed income securities	0%	0%
Other	0%	0%

Total	100%	100%

Contributions — The Company expects to contribute approximately $28,800 to its pension plan in 2006.

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Pension Benefits — (Continued)

Estimated future benefit payments — The Company expects to make the following benefit payments:

2006	$20,124
2007	21,983
2008	24,406
2009	26,941
2010	28,668
2011-2014	188,659

Other Employee Benefits — The Company’s subsidiaries in Italy participate in a government-mandated indemnity program for its employees. Accordingly, the Company accrues one month’s salary per employee for each year of the employee’s service, payable when the employee leaves the Company. In 2005, 2004 and 2003, the Company recorded an expense of approximately $4,215, $4,050 and $3,700, respectively. A liability of $25,311 in 2005 and $27,623 in 2004 related to the Company’s obligation in connection with this program is included in pension, postretirement and other employee benefits obligation on the consolidated balance sheet.

10. Sale/leaseback Transactions

The Company entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the U.K. in 1999. In connection with these transactions, the Company recorded deferred gains which are being amortized to income over the term of the respective leases. The amortization was $4,124, $4,135 and $3,622, for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, the balance of the deferred gains was $64,255 and $76,383, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheet. The year-over-year decrease in the deferred gain balance was primarily due to the amortization and a change in foreign currency translation rates.

11. Operating Leases

The Company and certain of its subsidiaries are obligated under operating lease agreements primarily for office space. Rental expense for these leases totaled $22,176 in 2005, $23,070 in 2004 and $19,235 in 2003. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2006	$22,977
2007	19,822
2008	17,035
2009	16,103
2010	16,488
Thereafter	200,893

$293,318

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

12. Capital Leases

Assets under capital leases are summarized as follows:

	December 31,

	2005	2004

Buildings and improvements	$4,383	$4,692
Less accumulated amortization	1,674	1,450

Net assets under capital leases	$2,709	$3,242

The following are the minimum lease payments to be made in each of the years indicated for the capital leases in effect as of December 31, 2005:

Fiscal year:
2006	$1,020
2007	768
2008	709
2009	754
2010	827
Thereafter	824
Less: interest	(2,531)

Net minimum lease payments under capital leases	2,371
Less: current portion of net minimum lease payments	705

Long-term net minimum lease payments	$1,666

13. Derivative Financial Instruments

The Company’s activities expose it to risks related to the effect of changes in the foreign-currency exchange rates. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”At December 31, 2005, 2004 and 2003, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded in the year ended December 31, 2005 and 2004 pretax losses on derivative instruments of $3,521 and $227, respectively, and recorded in the year ended December 31, 2003 a pretax gain on derivative instruments of $616, which were recorded in cost of operating revenues on the consolidated statement of operations and comprehensive income.

	December 31,

	2005	2004	2003

Increase/(decrease) in cost of operating revenues	$3,701	$98	$(553)
Increase/(decrease) in other deductions	(180)	129	(63)

Total	$3,521	$227	$(616)

Amounts receivable (gains) or payable (losses) under foreign exchange contracts are recognized as deferred gains or losses and are included in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts.

The Company is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies). As of December 31, 2005,

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

13. Derivative Financial Instruments — (Continued)

approximately, $149,800 was owed to the Company by counterparties and approximately $5,700 was owed by the Company to counterparties.

The maximum term over which the Company is hedging exposure to the variability of cash flows is 12 months.

14. Warranty Reserves

The Company provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

Balance as of December 31, 2003	$40,800
Accruals	12,600
Settlements	(1,200)
Adjustments to provisions	(20,400)

Balance as of December 31, 2004	31,800

Accruals	11,100
Settlements	(1,800)
Adjustments to provisions	(17,800)

Balance as of December 31, 2005	$23,300

15. Litigation and Uncertainties

In the ordinary course of business, the Company is party to litigation involving clients and subcontractors arising out of project contracts. Such litigation includes claims and counterclaims by and against the Company’s for canceled contracts, for additional costs incurred in excess of current contract provisions, as well as for back charges for alleged breaches of warranty and other contract commitments. If the Company is found to be liable for any of the claims/counterclaims against it, the Company would have to incur a write-down or charge against earnings to the extent a reserve had not been established for the matter in the Company’s accounts. Amounts ultimately realized on claims/counterclaims by the Company could differ materially from the balances, if any, included in the Company’s financial statements, resulting in a charge against earnings to the extent profit has already been accrued on a project contract.

In addition to the matters described above, arbitration has been commenced against the Company with respect to a thermal electric power plant in South America that the Company designed, supplied and erected as a member of a consortium with other parties. The plant’s concrete foundations experienced cracking, allegedly due to out-of-specification materials used in the concrete poured by the consortium’s subcontractor. The client adopted an extensive plan to repair the foundations and is seeking reimbursement of its repair costs ($9,500). Alleging that this extensive repair effort is in the nature of emergency mitigation only, the client is also claiming its estimated cost to totally demolish and reconstruct the foundations at some point in the future ($14,300) plus lost profits during this demolition and reconstruction period ($9,400). The Company is investigating any rights that it may have to seek reimbursement for the damages from third parties. The Company believes that valid legal defenses to the claim exist, and the Company has responded denying the claim. However, it is premature to predict the outcome of this matter.

The Company’s subsidiaries in the U.K. have also received claims alleging personal injury arising from exposure to asbestos. To date, 747 claims have been brought against the Company’s U.K. subsidiaries of

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

15. Litigation and Uncertainties — (Continued)

which 306 remain open at December 31, 2005. None of the settled claims has resulted in material costs to the Company.

As of December 31, 2005, the Company had recorded total liabilities of $26,200 comprised of an estimated liability relating to open (outstanding) claims of $3,100 and an estimated liability relating to future unasserted claims of $23,100. Of the total, $1,000 is recorded in accrued expenses and $25,200 is recorded in asbestos-related liability on the consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $1,000 is recorded in accounts and notes receivables, and $25,200 is recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The liability and asset estimates are based on a recent U.K. court of appeal ruling that pleural plaque claims do not amount to a compensable injury. Without such ruling, the asbestos liability and asset recorded in the U.K. would approximate $66,200.

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

16. Financial Instruments and Risk Management

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values:

Cash and Short-term Investments — The carrying value of our short-term investments approximates fair value because of the short-term maturity of these instruments.

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

Foreign Currency Contracts — The fair values of these financial instruments (used for hedging purposes) are estimated by obtaining quotes from brokers. The Company is exposed to market risks from fluctuations in foreign exchange rates. Financial instruments are utilized by the Company to reduce this risk. The Company does not hold or issue financial instruments for trading purposes. The Company is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies) (see Notes 3 and 13).

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

16. Financial Instruments and Risk Management — (Continued)

Carrying Amounts and Fair Values — The estimated fair values of the Company’s financial instruments are as follows:

	December 31,

	2005		2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$184,478	$184,478	$147,352	$147,352
Restricted cash	12,493	12,493	44,458	44,458
Intercompany notes receivable – current	14,821	—	6,679	—
Third-party debt	2,371	2,371	3,058	3,058
Intercompany notes payable – current	2,829	—	4,267	—
Intercompany notes payable – long-term	270,000	—	300,784	—
Derivatives:
Foreign currency contracts	(3,590)	(3,590)	(69)	(69)

In the ordinary course of business, the Company is contingently liable for performance under letters of credit, bank guarantees and surety bonds totaling $234,254 and $163,281 as of December 31, 2005 and 2004, respectively. In the Company’s past experience, no material claims have been made against these financial instruments. Management of the Company does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero. It is not practicable to estimate the fair value of the Company’s intercompany debt, as there is no market value for this type of instrument.

As of December 31, 2005, the Company had $155,437 of foreign currency contracts outstanding. These foreign currency contracts mature during 2006. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. As of December 31, 2005 and 2004, the Company had no significant concentrations of credit risk.

17. Related Party Transactions

The Company enters into long-term contracts as a subcontractor and/or performs subcontracting work for certain Foster Wheeler affiliates. Included in the consolidated statement of operations and comprehensive income/(loss) for 2005, 2004 and 2003 related to these contracts and intercompany borrowings is the following:

	For the Year Ended December 31,
	2005	2004	2003

Operating revenues	$13,925	$11,176	$3,373
Cost of operating revenues	26,439	63,207	2,986
Interest income	4,146	3,612	3,516
Interest expense	24,857	25,497	23,336

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

17. Related Party Transactions — (Continued)

Costs incurred by Foster Wheeler Ltd. and certain of its affiliates on behalf of the Company are charged to the Company through a management fee. These fees represent management’s estimation of a reasonable allocation of the Company’s share of such costs. These costs, plus royalty fees, are included in costs and expenses and totaled $29,507, $21,316 and $17,254 in 2005, 2004 and 2003, respectively.

Included in the consolidated balance sheet for 2005 and 2004 related to long-term contract activity and intercompany borrowings with Foster Wheeler affiliates is the following:

	December 31,

	2005	2004

Accounts and notes receivable – other	$17,146	$13,801
Intercompany notes receivable	16,281	6,679
Accounts payable	56,184	46,670
Intercompany notes payable	272,829	305,051

Intercompany notes payable includes $270,000 due in full in 2016 at interest rates of 7.5% in 2005, 2004 and 2003.

Also reflected in the balance sheet, due to the uncertainty of the timing of repayment, the Company reduced intercompany notes receivable and charged shareholder’s deficit for its notes receivable from U.S. affiliates. The year-over-year change is reflected in the consolidated statement of changes in shareholder’s deficit and the consolidated statement of cash flows. The impact on shareholder’s deficit was a reduction of $97,000 and $82,277 at December 31, 2005 and 2004, respectively.

Additionally, at December 31, 2005 and 2004, the Company held investments in unconsolidated affiliates of $52,117 and $56,819 at cost, respectively.

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

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Financial Statements for the years ended December 30, 2005, December 31, 2004, and December 26, 2003.

18. Sale of Certain Business Assets and Investments

In the first quarter of 2005, the Company sold an investment accounted for under the equity method. The sale resulted in proceeds of approximately $1,700 and a gain of approximately $1,500, which was recorded in other income on the consolidated statement of operations and comprehensive income.

In 2004, the Company sold minority equity interests in special-purpose companies established to develop power plant projects in Europe. The Company recorded an aggregate gain on the sales of $19,200 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive income/(loss).

In 2004, the Company also entered into a binding agreement to sell 10% of its equity interest in a waste-to-energy project in Italy; such sale closed in April 2005. The Company recorded a loss on the sale of $3,300 in 2004, which was recorded in other income on the consolidated statement of operations and comprehensive income/(loss).

Back to Contents

FOSTER WHEELER EUROPE LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

19. Subsequent Event

On January 31, 2006, the Company entered into a binding preliminary agreement to purchase the remaining 51% interest in a special-purpose joint venture company in Italy, dedicated to the development, construction and operation of wind farm projects in Italy. The Company currently owns a 49% equity interest in the joint venture company and, upon completion of the purchase, the Company will own 100% of the equity interest in the joint venture. In accordance with the terms of the preliminary agreement, the Company expects to pay a purchase price of €18,800 (approximately $22,500), of which €15,400 (approximately $18,400) is payable at closing and €3,400 (approximately $4,100) is due upon start of construction of one of the three wind farms being developed by the joint venture company. The purchase price is subject to various adjustments based on the net financial position of the joint venture company on the closing date (including timing of drawdown of project debt and distributions of excess cash of the joint venture company to the shareholders). Assuming the joint venture company’s excess cash is distributed prior to closing, the adjusted purchase price to be paid by the Company at closing is currently estimated to be approximately €8,000 to €9,000 (approximately $9,600 to $10,800). The Company expects the joint venture company to have borrowed on or before the expected closing date approximately €26,000 (approximately $31,200), in non-recourse debt. Following the completion of the acquisition, the Company will fully consolidate the financial results of the joint venture company, including the non-recourse debt, in the Company’s consolidated financial statements. Completion of the purchase is expected in the first quarter of 2006.

Back to Contents

FW Netherlands C.V. and Subsidiaries
Consolidated Financial Statements
December 31, 2005

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income/(loss), of cash flows and of changes in partners’ capital present fairly, in all material respects, the financial position of FW Netherlands C.V. and Subsidiaries (the “Partnership”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 3, 2006

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
Consolidated Statement of Operations and Comprehensive Income/(Loss)
(in thousands of dollars)

	For the Year Ended December 31,

	2005	2004	2003

Operating revenues (including $30,795 in 2005, $45,203 in 2004 and $72,820 in 2003 with affiliates)	$289,130	$476,025	$655,459
Cost of operating revenues (including $3,981 in 2005, $6,279 in 2004 and $10,180 in 2003 with affiliates)	(225,430)	(508,425)	(599,611)

Contract profit/(loss)	63,700	(32,400)	55,848

Selling, general and administrative expenses	(37,892)	(43,569)	(37,297)
Interest income (including $129 in 2005, $128 in 2004 and $107 in 2003 with affiliates)	2,463	3,425	4,215
Other income	1,760	6,974	1,778
Minority interest	—	—	(133)
Interest expense (including $(3,975) in 2005, $(3,342) in 2004 and $(3,500) in 2003 with affiliates)	(4,969)	(4,227)	(4,417)
Other deductions	(6,667)	(3,474)	(6,592)

Income/(loss) before income taxes	18,395	(73,271)	13,402
Benefit/(provision) for income taxes	146	(2,013)	(12,815)

Net income/(loss)	18,541	(75,284)	587
Other comprehensive (loss)/income:
Change in accumulated translation adjustment during the period	(2,215)	7,423	23,776

Net comprehensive income/(loss)	$16,326	$(67,861)	$24,363

See notes to consolidated financial statements.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIAIRIES
Consolidated Balance Sheet
(in thousands of dollars)

	December 31,

	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$69,159	$37,312
Short-term investments	—	25,775
Accounts and notes receivable, net:
Trade	37,216	46,499
Other (including $5,345 in 2005 and $1,513 in 2004 with affiliates)	8,872	7,418
Contracts in process	26,398	130,550
Prepaid, deferred and refundable income taxes	1,863	2,868
Other current assets	4,950	5,365

Total current assets	148,458	255,787

Land, buildings and equipment, net	39,832	48,590
Restricted cash	5,636	5,718
Notes and accounts receivable — long-term	1,676	1,925
Intercompany notes receivable — long-term	1,576	1,773
Investment and advances	839	762
Goodwill, net	48,580	49,378
Other intangible assets, net	13,087	16,026
Other assets	242	82
Deferred income taxes	527	158

TOTAL ASSETS	$260,453	$380,199

LIABILITIES AND PARTNERS’ EARNINGS/(DEFICIT)
Current Liabilities:
Current installments on capital lease obligations	$316	$347
Accounts payable (including $14,342 in 2005 and $17,859 in 2004 with affiliates)	50,911	101,291
Accrued expenses	15,215	15,907
Intercompany notes payable	1,491	1,300
Billings in excess of costs and estimated earnings on uncompleted contracts	104,664	199,246
Income taxes	2,217	1,969

Total current liabilities	174,814	320,060

Capital lease obligations	15,882	18,601
Intercompany notes payable — long-term	40,000	40,000
Deferred income taxes	2,396	2,478
Other long-term liabilities	6,638	2,027
Minority interest	4,819	5,199

Commitments and contingencies
TOTAL LIABILITIES	244,549	388,365

TOTAL PARTNERS’ EARNINGS/(DEFICIT)	15,904	(8,166)

TOTAL LIABILITIES AND PARTNERS’ EARNINGS/(DEFICIT)	$260,453	$380,199

See notes to consolidated financial statements.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIAIRIES
Consolidated Statement of Changes in Partners’ Capital

			Accumulated	Capitalization of
	Accumulated	Contributed	Translation	Intercompany
	Earnings/(Loss )	Capital	Adjustment	Notes	Total

Balance at December 31, 2002	$31,897	$75,312	$(34,721)	$(11,625)	$60,863

Allocation of net income to Partners	587				587
Capitalization of intercompany notes				(317)	(317)
Change in translation adjustment			23,776		23,776

Balance at December 31, 2003	32,484	75,312	(10,945)	(11,942)	84,909
Allocation of net loss to Partners	(75,284)				(75,284)
Purchase price adjustment (see Note 15)		(3,589)			(3,589)
Capitalization of intercompany notes				(21,625)	(21,625)
Change in translation adjustment			7,423		7,423

Balance at December 31, 2004	(42,800)	71,723	(3,522)	(33,567)	(8,166)
Allocation of net income to Partners	18,541				18,541
Capitalization of intercompany notes				7,744	7,744
Change in translation adjustment			(2,215)		(2,215)

Balance at December 31, 2005	$(24,259)	$71,723	$(5,737)	$(25,823)	$15,904

See notes to consolidated financial statements.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(in thousands of dollars)

	For the Year Ended December 31,

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings/(loss)	$18,541	$(75,284)	$587
Depreciation and amortization	5,239	6,782	5,178
Provision for losses on accounts receivable	604	6,976	96
Deferred tax	(138)	(1,801)	2,688
Gain on sale of assets	(53)	(72)	(406)
Other noncash items	(402)	3,093	7,672
Changes in assets and liabilities:
Receivables	13,398	42,470	22,046
Contracts in process	69,325	(73,843)	45,506
Accounts payable and accrued expenses	(39,286)	3,050	(7,356)
Billings in excess of costs and estimated earnings on uncompleted contracts	(71,754)	42,961	(61,641)
Income taxes	992	5,166	(5,844)
Other assets and liabilities	4,116	2,570	3,552

Net cash (used in)/provided by in operating activities	582	(37,932)	12,078

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(776)	3,491	17,126
Payment for purchase of Foster Wheeler Energia S.A. (see Note 15)	—	(3,589)	—
Capital expenditures	(1,642)	(2,359)	(5,749)
Proceeds from sale of assets	224	472	858
Decrease in investments and advances	—	6	905
Decrease/(increase) in short-term investments	24,423	(9,426)	(7,106)

Net cash provided by/(used in) investing activities	22,229	(11,405)	6,034

CASH FLOWS FROM FINANCING ACTIVITIES
Capitalization of intercompany notes	6,471	(22,960)	(958)
Receipts/(payments) of capital lease and long-term debt	3,761	(1,114)	(451)
(Payments)/receipts of intercompany notes, net	(358)	157	(25,620)

Net cash provided by/(used in) financing activities	9,874	(23,917)	(27,029)

Effect of exchange rate changes on cash and cash equivalents	(1,442)	1,675	18,933

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	31,243	(71,579)	10,016
Cash and cash equivalents at beginning of period	37,312	108,891	98,875

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68,555	$37,312	$108,891

Cash paid during the year for:
Interest (net of amounts capitalized)	$884	$68	$229
Income taxes	$776	$3,264	$3,461

See notes to consolidated financial statements.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

1. Description of Business

FW Netherlands C.V., a limited liability partnership registered in the Netherlands, and subsidiaries, collectively referred to herein as the “Partnership,” is owned by Foster Wheeler LLC (99%) and Foster Wheeler Inc. (1%), which are indirectly wholly owned by Foster Wheeler Ltd. The principal operations of the Partnership are to design, manufacture and erect steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized-bed and conventional boilers firing coal, oil, gas, biomass and other municipal solid waste, waste wood and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOx burners. Site services related to these products encompass plant erection, maintenance engineering, plant upgrading and life extension, and plant repowering. The Partnership also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering, and solids mechanics. The Partnership principally operates under one segment, primarily in Finland, Poland, Spain and Germany.

2. Summary of Significant Accounting Policies

Liquidity — The Partnership has transactions and relationships with Foster Wheeler Ltd. and its affiliates. The financial position, results of operations, and cash flows of the Partnership have been impacted by these transactions and relationships as discussed in Notes 6, 7 and 14.

Foster Wheeler Ltd. closely monitors its domestic and global liquidity and updates its liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, proceeds from asset sales, working capital needs, unused credit line availability and claims recoveries, if any. Foster Wheeler Ltd.’s liquidity forecasts extend over a twelve-month period and continue to indicate that sufficient liquidity will be available to fund its working capital needs through such period.

The Partnership also monitors its liquidity on a weekly basis and such forecasts extend over a twelve-month period. These forecasts indicate that sufficient liquidity will be available to fund its working capital needs over the next twelve months.

Principles of Consolidation — The consolidated financial statements have been prepared based on accounting principles generally accepted in the United States of America and include the accounts of all significant foreign subsidiary companies. Intercompany transactions and balances have been eliminated.

The Partnership’s fiscal year ends on December 31.

Revisions — The prior period consolidated statement of operations and comprehensive income/(loss) has been revised to classify the amortization of intangible assets within cost of operating revenues rather than within other deductions. There was no impact on the consolidated balance sheet or the consolidated statement of cash flows. A summary of the financial statement line items affected by the revision is presented below.

	For the Year Ended

	December 31, 2004, As Previously Reported	December 31, 2004, As Revised	December 31, 2003, As Previously Reported	December 31, 2003, As Revised

Cost of operating revenues	$(507,460)	$(508,425)	$(598,622)	$(599,611)
Other deductions	(4,439)	(3,474)	(7,581)	(6,592)
Net (loss)/income	(75,284)	(75,284)	587	587

Reclassifications — Certain prior period financial statement amounts have been reclassified to conform to the current year presentation.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

2. Summary of Significant Accounting Policies — (Continued)

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long- term contracts including customer and vendor claims, depreciation, taxes, and contingencies, among others.

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

Revenues and profits on cost-reimbursable contracts are recorded as the costs are incurred. The Partnership includes flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when it is responsible for the engineering specifications and procurement for such costs.

Contracts in progress are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. In 2005, the Partnership revised its presentation of contract- related balance sheet line items. The financial statement line item billings in excess of costs and estimated earnings on uncompleted contracts replaces the previously used line items of advances payments and estimated costs to complete long-term contracts. In addition, unbilled receivables are now included within contracts in process rather than as a component of trade receivables.

The Partnership has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. However, current estimates may be revised as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”) and Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” the Partnership reviews its major contracts monthly. As a result of this process, in 2005, approximately 12 individual projects each had final estimated profit revisions exceeding $500. These revisions, which include increases and decreases in estimated profit, resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and therefore tend to be earned late in a project’s life cycle. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years. The net aggregate dollar value of the accrued contract profit/(loss) resulting from these estimate changes amounted to approximately $10,250 and $(71,470) in 2005 and 2004, respectively.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that the Partnership seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Partnership records claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

2. Summary of Significant Accounting Policies — (Continued)

revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings. As of December 31, 2005 the Partnership had no recorded commercial claims receivable from customers. As of December 31, 2004, the Partnership had recorded commercial claims receivable from customers of $3,402.

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs on receipt of the anticipated contract. If it is not probable that pre- contract costs will be recovered under a future contract, then these costs are expensed as incurred. Costs related to anticipated contracts, which are charged to expense because their recovery is not considered probable, are not subsequently reclassified to contract costs on the subsequent receipt of the contract. The Partnership had no deferred pre-contract costs as of December 31, 2005 or 2004.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. The Partnership requires a substantial portion of these funds to support their liquidity and working capital needs as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, these funds may not be readily available for repatriation to its parent.

Short-term Investments — Short-term investments at December 31, 2004 consisted primarily of certificates of deposit and were classified as held to maturity under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Trade Accounts Receivable — In accordance with terms of long-term contracts, the Partnership’s customers withhold certain percentages of billings until completion and acceptance of the contracts. Final payments of all such amounts withheld might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets.

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

Contracts in Process and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts — In accordance with terms of long-term contracts, amounts recorded in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts may not be realized or paid, respectively, within a one-year period. In conformity with industry practice, however, the full amount of contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts has been included in current assets and current liabilities, respectively.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

2. Summary of Significant Accounting Policies — (Continued)

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method. The Partnership had inventories of $3,401 and $3,290 as of December 31, 2005 and 2004, respectively. Such amounts are recorded within other current assets on the consolidated balance sheet.

Accounts and Notes Receivable Other — Non-trade accounts and notes receivable consist primarily of receivables from affiliated companies of $5,345 at December 31, 2005, and $1,513 at December 31, 2004, foreign refundable value-added tax and accrued interest receivable.

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

Restricted Cash — The following table details the restricted cash held by the Partnership:

	December 31,

	2005	2004

Collateralize letters of credit and bank guarantees	$4,468	$5,481
Client escrow funds	1,040	—
Other	128	237

Total	$5,636	$5,718

Investments and Advances —The Partnership uses the equity method of accounting for affiliates in which its investment ownership is between 20% and 50% unless significant economic considerations indicate that the cost method is appropriate. The equity method is also used for affiliates in which the Partnership’s investment ownership is greater than 50% when it does not have a controlling financial interest. Affiliates in which the investment ownership is less than 20% are carried at cost. Currently, all of the Partnership’s significant investments in affiliates are recorded using the equity method.

Intangible Assets — Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (or goodwill), trademarks and patents. Goodwill was allocated to the reporting units based on the original purchase price allocation. Patents and trademarks are being amortized on a straight-line basis over periods of 12 to 40 years.

The Partnership tests for impairment at the reporting unit level as defined in SFAS No. 142, “Goodwill and Other Intangible Assets.” This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each year, the Partnership evaluates goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

2. Summary of Significant Accounting Policies — (Continued)

As of December 31, 2005 and 2004, the Partnership had unamortized goodwill of $48,580 and $49,378, respectively. The decrease in goodwill of $798 resulted from foreign currency translation rates. In accordance with SFAS No. 142, effective as of December 29, 2001, the Partnership no longer amortizes goodwill, and in 2005 and 2004, the fair value of the reporting units exceeded the carrying amounts.

As of December 31, 2005 and 2004, the Partnership had unamortized identifiable intangible assets of $13,087 and $16,026, respectively. The following table details amounts relating to those assets.

	As of December 31, 2005		As of December 31, 2004

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$7,694	$(2,601)	$8,492	$(2,256)
Trademarks	12,170	(4,176)	13,425	(3,635)

Total	$19,864	$(6,777)	$21,917	$(5,891)

Amortization expense related to patents and trademarks, which is recorded within cost of operating revenues on the consolidated statement of operations and comprehensive loss, totaled $886, $960 and $990, for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense is expected to approximate $920 each year in the next five years.

Income Taxes — The Partnership is not subject to income taxes. The taxable income or loss applicable to the operation of the Partnership are includable in the income tax return of the partners. Income tax in the Partnership’s statement of operations and balance sheet has been calculated on a separate company basis for its subsidiaries that file tax returns in their foreign jurisdictions.

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

Foreign Currency — The Partnership’s functional and reporting currency is the U.S. dollar. Assets and liabilities of its foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and income and expenses and cash flows at monthly weighted-average rates.

For the year ended December 31, 2005, the Partnership recorded an after-tax net foreign currency transaction gain of $299 and for the years ended December 31, 2004 and 2003, recorded after-tax net foreign currency transaction losses of $40 and $850, respectively.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

2. Summary of Significant Accounting Policies — (Continued)

Stock Option Plans — Foster Wheeler Ltd. has fixed option plans that reserve common shares for issuance to executives, key employees, and directors. Employees of the Partnership participate in these plans. Foster Wheeler Ltd. and the Partnership have adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” Foster Wheeler Ltd. and the Partnership continue to account for stock options granted to employees and directors using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation costs for the stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, the Partnership’s net income/(loss) would have been as follows:

	For the Year Ended December 31,

	2005	2004	2003

Net income/(loss) — as reported	$18,541	$(75,284)	$587
Deduct: Total stock-based employee compensation expense determined under fair-value based method for awards net of taxes of $0 in 2005, $0 in 2004 and $34 in 2003	(52)	(47)	(98)

Net income/(loss) — pro forma	$18,489	$(75,331)	$489

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2005	2004	2003

Dividend yield	*	0%	*
Expected volatility	*	50.00%	*
Risk free interest rate	*	2.99%	*
Expected life (years)	*	3	*

*	not applicable since there were no stock options granted in 2005 and 2003.

On September 10, 2004, the Board of Directors of Foster Wheeler Ltd. adopted the 2004 Stock Option Plan (the “2004 Plan”) which reserves 56,421 preferred shares for issuance. The options granted under the 2004 Plan expire up to a maximum of 10 years from the date granted. On October 6, 2004, management was issued options under the 2004 Plan to purchase 43,103 preferred shares at an exercise price of $9.378 per common share issuable. Such options expire on October 5, 2007. One third of the options issued to management vested in the fourth quarter of 2005, and the balance vest during the fourth quarter of 2006.

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

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

2. Summary of Significant Accounting Policies — (Continued)

Information regarding these option plans for the years 2005, 2004, and 2003 is as follows (presented in actual number of shares):

	For the Year Ended December 31,
	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Options outstanding, beginning of year	37,566	$70.61	23,708	$106.82	23,708	$106.82
Options exercised	—	—	—	—	—	—
Options granted	—	—	13,908	9.38	—	—
Options cancelled or expired	(12,860)	35.00	(50)	207.50	—	—

Options outstanding, end of year	24,706	$89.14	37,566	$70.61	23,708	$106.82

Option price range at end of year	$9.38 - $881.25		$9.38 - $881.25		$32.80 - $881.25
Options available for grant at end of year	659,985		869,273		25,342

Weighted-average fair value of options granted during the year where exercise price was equal to stock price on grant-date	$—		$3.30		$—

Options exercisable at end of year	10,798		17,718		11,828

Weighted-average price of exercisable options at end of year	$191.16		$131.35		$181.16

The following table summarizes information about fixed-price stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2005	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/2005	Weighted- Average Exercise Price

$9.38	13,908	1.8 years	$9.38	—	$—
$32.80	5,135	6.7 years	$32.80	5,135	$32.80
$113.75	1,750	5.0 years	$113.75	1,750	$113.75
$180.00	625	4.0 years	$180.00	625	$180.00
$270.00 to $301.25	1,638	3.2 years	$289.32	1,638	$289.32
$552.50 to $738.75	1,475	1.5 years	$653.52	1,475	$653.52
$881.25	175	0.1 years	$881.25	175	$881.25

	24,706			10,798

Pensions and Other Postretirement Benefits — The Partnership offers a government-sponsored retirement program for the employees of its subsidiary in Finland. No plans exist for its other subsidiaries.

Recent Accounting Developments — In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in the consolidated statement of operations and comprehensive loss based

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

2. Summary of Significant Accounting Policies — (Continued)

on their fair values. Prior to SFAS No. 123R, the Partnership adopted the disclosure-only provisions of SFAS No. 123 and therefore only certain pro forma disclosures of the fair value of share- based payments were required in the notes to the consolidated financial statements. The Partnership will use the modified prospective transition method. Accordingly, share-based employee compensation cost will be recognized from the beginning of the 2006 fiscal period as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after December 31, 2005 and to any awards that were not fully vested as of December 31, 2005. The Partnership’s 2006 operating results are expected to include approximately $21 of additional compensation expense as a result of the adoption of SFAS No. 123R. Future compensation expense will be impacted by various factors, including the number of awards granted and their relative fair value at the date of grant.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have an impact on the Partnership’s consolidated financial statements.

3. Accounts and Notes Receivable

The following table shows the components of trade accounts and notes receivable:

	December 31,

	2005	2004

From long-term contracts:
Amounts billed due within one year	$37,103	$43,130
Billed retention:
Estimated to be due in:
2005	—	2,941
2006	924	—

Total billed retention	924	2,941

Total receivables from long-term contracts	38,027	46,071
Other trade accounts and notes receivable	692	2,317

Trade accounts and notes receivable, gross	38,719	48,388
Less: allowance for doubtful accounts	(1,503)	(1,889)

Trade accounts and notes receivable, net	$37,216	$46,499

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

3. Accounts and Notes Receivable — (Continued)

Changes in the allowance for doubtful accounts during the periods ended December 31, 2003 through 2005 are presented below.

	2005	2004	2003

Balance at beginning of year	$1,889	$1,133	$1,106
Additions charged to expense	604	6,976	96
(Deductions)/amounts recovered	(990)	(6,220)	(69)

Balance at end of year	$1,503	$1,889	$1,133

4. Contracts in Process

The following table shows the elements included in contracts in process as it relates to long-term contracts:

	December 31,

	2005	2004

Costs plus accrued profits less earned revenues on contracts currently in process	$90,358	$166,920
Less: progress payments	(63,960)	(36,370)

Total	$26,398	$130,550

5. Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	December 31,

	2005	2004

Land and land improvements	$1,337	$1,590
Buildings	42,380	48,394
Equipment	29,778	33,689
Construction in progress	3	—

Land, buildings and equipment	73,498	83,673
Less: accumulated depreciation	(33,666)	(35,083)

Net book value	$39,832	$48,590

Depreciation for the years 2005, 2004 and 2003 was $4,325, $5,817 and $4,189, respectively.

During 2002, the Partnership entered into a lease transaction for an office building in Finland. The transaction qualified as a capital lease and is summarized as follows:

	December 31,

	2005	2004

Buildings	$17,088	$19,624
Less: accumulated amortization	(1,756)	(1,363)

Net assets under capital lease	$15,332	$18,261

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

5. Land, Buildings and Equipment — (Continued)

The following are the minimum lease payments to be made in each of the years indicated for the capital lease in effect as of December 31, 2005:

Fiscal year:
2006	$1,062
2007	1,062
2008	1,062
2009	1,062
2010	1,062
Thereafter	23,277
Less: Interest	(12,389)

Net minimum lease payments under capital lease	$16,198

The Partnership owns certain office and manufacturing facilities in Finland that contain asbestos. It is required to remove the asbestos from such facilities if such facilities are significantly renovated or demolished. At present, there are no plans to undertake a major renovation that would require the removal of the asbestos or the demolition of the facilities. The Partnership does not have sufficient information to estimate the fair value of the asset retirement obligation because the settlement date or the range of potential settlement dates has not been specified and information is not currently available to apply an expected present value technique. The Partnership will recognize a liability in the period in which sufficient information is available to reasonably estimate the fair value of the asset retirement obligation.

6. Notes Payable

Notes payable and long-term debt consisted of the following:

	December 31,

	2005	2004

Payable to affiliates	$41,491	$41,300
Payable to third parties	—	—

	41,491	41,300
Less: Current portion	(1,491)	(1,300)

	$40,000	$40,000

The notes payable to affiliates is primarily composed of two $20,000 notes. One note has an interest rate of 10%, and the other note has an interest rate of 7.5%. Both notes are due in full in December 2006 however, they are expected to be refinanced and are therefore recorded as long-term.

7. Derivative Financial Instruments

The Partnership’s activities expose it to risks related to the effect of changes in foreign-currency exchange rates. The Partnership maintains a foreign-currency risk-management strategy that uses derivative instruments to protect us from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. The Partnership utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” During the years 2005, 2004 and 2003, the Partnership did not meet the requirements for deferral under SFAS No. 133 and recorded pretax losses of $373, $2,650 and $5,792, respectively. These amounts were recorded in the following line items on the consolidated statement of operations and comprehensive loss.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

7. Derivative Financial Instruments — (Continued)

	For the Year Ended December 31,

	2005	2004	2003

(Decrease)/increase in cost of operating revenues	$(28)	$2,590	$5,839
Increase/(decrease) in other deductions	401	60	(47)

Total	$373	$2,650	$5,792

Amounts receivable (gains) or payable (losses) under foreign exchange contracts are recognized as deferred gains or losses and are included in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts.

The Partnership is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies). As of December 31, 2005, approximately $10,115 was owed to the Partnership by counterparties and $0 was owed by the Partnership to counterparties.

The maximum term over which the Partnership is hedging exposure to the variability of cash flows is 12 months.

8. Warranty Reserves

The Partnership provides for warranty and project execution reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

	2005	2004

Balance beginning of year	$34,900	$34,900
Accruals	7,300	9,900
Settlements	(7,400)	(9,800)
Adjustments to provision	(10,400)	(100)

Balance as of December 31	$24,400	$34,900

9. Income Taxes

The Partnership’s earnings/(loss) before income taxes for the years 2005, 2004 and 2003 were taxed under foreign jurisdictions.

	2005	2004	2003

Earnings/(loss) before income taxes	$18,395	$(73,271)	$13,402

The provision for income taxes on those earnings was as follows:

	2005	2004	2003

Current tax expense	$754	$(1,635)	$(15,683)

Deferred tax (expense)/benefit	(608)	(378)	2,868

Total provision for income taxes	$146	$(2,013)	$(12,815)

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

9. Income Taxes — (Continued)

Deferred tax (liabilities) assets consist of the following:

	2005	2004

Difference between book and tax depreciation	$(6,802)	$(5,285)
Net operating loss carryforwards	24,890	34,899
Valuation allowance	(20,075)	(31,272)
Difference between book and tax recognition of income	(760)	2,299
Pensions	1,256	—
Other	740	(784)

Net deferred tax (liabilities)/asset	$(751)	$(143)

The provision for income taxes differs from the amount of income tax determined by applying the applicable Finland statutory rate to earnings before income taxes, as a result of the following:

	2005	2004	2003

Tax provision at the Finland statutory rate	26.0%	(29.0)%	29.0%
Non-deductible book expenses	0.3	0.8	3.5
Foreign rate differential	1.9	(3.0)	(19.8)
Valuation allowance	(27.3)	32.2	44.0
Nondeductible losses	(1.5)	—	14.4
Tax credits and reserves	—	—	12.8
Effect of tax rate change	—	0.3	11.3
Other	(0.2)	1.4	0.4

Total	(0.8)%	2.7%	95.6%

As reflected above, the Partnership has recorded various deferred tax (liabilities)/assets. Realization is dependent on generating sufficient taxable income. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. The Company continues to experience a positive earnings trend in certain jurisdictions for which a valuation allowance was set up against deferred tax assets in previous years. In 2005, the Company experienced a net positive impact in its effective tax rate versus prior periods as a result of decreases in valuation allowances in certain jurisdictions where full valuation allowances are maintained and tax refunds received from certain jurisdictions. As a result, the valuation allowance decreased by $11,197 in 2005. A valuation reserve is required under SFAS No. 109, “Accounting for Income Taxes,” when there is an evidence of losses in certain foreign tax jurisdictions in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided in the current year do not begin expiring until 2014 and beyond, based on the current tax laws.

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

10. Operating Leases

The Partnership and certain of its subsidiaries are obligated under operating lease agreements, primarily for office space. Rental expense totaled $3,047 in 2005, $4,845 in 2004 and $4,333 in 2003. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2006	$2,049
2007	1,309
2008	884
2009	800
2010	778
Thereafter	1,722

$7,542

11. Litigation and Uncertainties

In the ordinary course of business, the Partnership is party to litigation involving clients and subcontractors arising out of project contracts. Such litigation includes claims and counterclaims by and against the Partnership for additional costs incurred in excess of current contract provisions, as well as for back charges for alleged breaches of warranty and other contract commitments. If the Partnership were found to be liable for any of the claims/counterclaims against it, it would have to incur a write-down or charge against earnings to the extent a reserve had not been established for the matter in the Partnership’s accounts. Amounts ultimately realized on claims/counterclaims by the Partnership could differ materially from the balances, if any, included in the financial statements, resulting in a charge against earnings to the extent profit has already been accrued on a project contract.

Arbitration has been commenced against the Partnership arising out of a compact CFB boiler that the Partnership engineered, supplied and erected for a client in Asia. In addition to claims for damages for breach of contract, the client is seeking to rescind the contract based upon alleged material misrepresentations by the Partnership. If such relief were granted, the Partnership could be compelled to reimburse the client for the purchase price paid (approximately $25,700), in addition to other damages, which have not yet been quantified. The Partnership is vigorously defending the case and have counterclaimed for unpaid receivables (approximately $5,200), plus interest, for various breaches and non-performance by the client. Due to its age, a reserve for the full amount of the receivable was taken prior to the arbitration. The case is in the initial stages of discovery and a final award is not expected until 2007. Based upon the Partnership’s investigation and the proceedings to date, there appear to be valid defenses to the claim. However, it is premature to predict the outcome of this proceeding.

The Partnership is currently in a dispute with its client in connection with two power plants that the Partnership designed and built in Eastern Europe. The dispute primarily concerns whether liquidated damages, which the Partnership refer to as LDs, are due to the client under the contract for delayed completion of the projects. The client contends that it is owed LDs, capped under the contract at approximately €39,700 (approximately $47,000), and is retaining as security for these LDs approximately €22,000 (approximately $26,100) in contract payments otherwise due to us for work performed. The client contends that it is owed an additional amount (approximately €3,000 (approximately $3,600)) for the cost of consumable materials it had to incur due to the extended commissioning period on both projects and the cost to relocate a piece of equipment on one of the projects. The Partnership believes that the period of delay for which the client is seeking LDs is grossly overstated, as the client’s calculation does not include an extension of time to which it had agreed, as well as extensions of time to which the Partnership is entitled for client-caused and other excusable delays. The Partnership also believes that the LDs provision may be unenforceable under the

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

11. Litigation and Uncertainties — (Continued)

controlling (English) law. The Partnership has asserted claims against the client for delay costs and extra work in excess of €4,700 (approximately $5,600) that have yet to be recognized. A recent mediation with the client was unsuccessful and, therefore, the Partnership intends to request arbitration, as provided for in the contract. However, it is premature to predict the outcome of this matter.

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

12. Financial Instruments and Risk Management

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values:

Cash and Short-term Investments — The carrying value of the Partnership’s short-term investments approximates fair value because of the short-term maturity of these instruments.

Long-term Debt — The Partnership estimates the fair value of its long-term debt (including current installments) based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities. It is not practicable to estimate the fair value of the Partnership’s intercompany debt, as there is no market for this type of debt instrument.

Foreign Currency Contracts — The Partnership estimates the fair value of foreign currency contracts (which are used for hedging purposes) by obtaining quotes from brokers. The Partnership is exposed to market risks from fluctuations in foreign exchange rates. The Partnership utilizes financial instruments to reduce this risk. The Partnership does not hold or issue financial instruments for trading purposes. The Partnership is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies) (see Notes 2 and 8).

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

12. Financial Instruments and Risk Management — (Continued)

Carrying Amounts and Fair Values — The estimated fair values of the Partnership’s financial instruments are as follows:

	December 31,

	2005		2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Nonderivatives:
Cash and short-term investments	$69,159	$69,159	$63,087	$63,087
Restricted Cash	5,636	5,636	5,718	5,718
Intercompany notes payable – current	1,491	—	1,300	—
Intercompany notes payable – long-term	40,000	—	40,000	—
Capital lease obligation	16,198	16,198	18,948	18,948

Derivatives:
Foreign currency contracts	77	77	450	450

The Partnership is contingently liable for performance under letters of credit and bank guarantees totaling $139,675 and $188,875 as of December 31, 2005 and 2004, respectively. Based upon past experience, no material claims have been made against these financial instruments. Management of the Partnership does not expect any material losses to result from these off-balance-sheet instruments and, therefore, the Partnership believes the fair value of these instruments is zero.

As of December 31, 2005, the Partnership had $10,115 of foreign currency contracts outstanding. These foreign currency contracts mature in 2006. The contracts have been established by various international subsidiaries to sell a variety of currencies and receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Partnership places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Partnership’s customer base and their dispersion across different business and geographic areas. As of December 31, 2005 and 2004, the Partnership had no significant concentrations of credit risk.

13. Related Party Transactions

The Partnership enters into long-term contracts as a subcontractor for and subcontracts work to certain Foster Wheeler affiliates.

Included in the consolidated statement of operations and comprehensive loss relating to such contracts were as follows:

	For the Year Ended December 31,

	2005	2004	2003

Operating revenues	$30,795	$45,203	$72,820
Cost of operating revenues	3,527	1,661	803
Interest income	129	128	107
Cost and expenses:
Royalty fees	455	4,618	9,377
Management fees	559	1,399	1,186
Interest expense	3,975	3,342	3,500

Back to Contents

FW NETHERLANDS C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

13. Related Party Transactions — (Continued)

Included in the consolidated balance sheet related to long-term contract activity and intercompany borrowings with Foster Wheeler affiliates is the following:

	December 31,

	2005	2004

Accounts and notes receivable	$5,345	$1,513
Intercompany notes receivable	1,576	1,773
Accounts payable	14,342	17,859
Intercompany notes payable	41,491	41,300

Also reflected in the balance sheet, due to the uncertainty of the timing of collection, the Partnership reduced intercompany notes receivable and charged Partners’ capital for its notes receivable from U.S. affiliates. The year-over-year change is reflected in the consolidated statement of changes in partners’ capital and the consolidated statement of cash flows. The cumulative impact on partners’ capital was a reduction of $25,823 and $33,567 at December 31, 2005 and 2004, respectively.

Costs incurred by Foster Wheeler Ltd. and certain of its affiliates on behalf of the Partnership are charged to the Partnership through royalties and management fees. The management fees represent management’s estimation of a reasonable allocation of the Partnership’s share of such costs.

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Condensed Consolidated Financial Statements for the years ended December 30, 2005 and December 31, 2004.

14. Purchase of Foster Wheeler Energia S.A.

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
December 31, 2005

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in shareholders’ deficit present fairly, in all material respects, the financial position of Financial Services, S.a.r.l. and Subsidiary (the “Company”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 3, 2006

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
Consolidated Statement Of Operations
(in thousands of dollars)

	For the Twelve Months Ended December 31,

	2005	2004	2003

Revenues:
Royalty income with affiliates	$31,069	$23,733	$20,473
Other income (including interest income with affiliates of $26,395 in 2005, $16,835 in 2004 and $18,320 in 2003)	26,404	16,835	18,320

Total Revenues	57,473	40,568	38,793

Costs and Expenses:
Interest expense with affiliates	(41,259)	(31,999)	(35,580)
Other deductions (including $(1,424) in 2005 $(2,225) in 2004 and $(532) in 2003 with affiliates)	(1,751)	(2,632)	(586)

Total Costs and Expenses	(43,010)	(34,631)	(36,166)

Earnings before income taxes	14,463	5,937	2,627
Provision for income taxes	(1,328)	5,821	1,090

Net Earnings	$13,135	$11,758	$3,717

See notes to consolidated financial statements.

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
Consolidated Balance Sheet
(in thousands of dollars, except per share amount)

	December 31, 2005	December 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$182	$371
Accounts receivable from affiliates	19,321	8,566
Notes receivable from affiliates	14,696	—
Interest receivable from affiliates	45,177	19,050
Prepaid expenses	—	68

Total current assets	79,376	28,055
Long-term notes receivable from affiliates	320,000	320,000
Deferred income taxes	13,192	13,408

TOTAL ASSETS	$412,568	$361,463

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable to affiliates	$3,595	$2,278
Accrued interest payable to affiliates	52,654	22,792
Accrued expenses	262	206
Advance payments	—	447
Income taxes payable	1,790	1,376
Note payable to affiliate	7,109	225

Total current liabilities	65,410	27,324

Long-term notes payable to affiliates	487,108	487,108
Commitments and contingencies

TOTAL LIABILITIES	552,518	514,432

Shareholders’ Deficit:
Capital shares $30.00 stated value; 250,500 shares authorized, issued and outstanding	7,515	7,515
Accumulated deficit	(147,465)	(160,484)

TOTAL SHAREHOLDERS’ DEFICIT	(139,950)	(152,969)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$412,568	$361,463

See notes to consolidated financial statements.

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
Consolidated Statement Of Changes In Shareholders’ Deficit
(in thousands of dollars)

	Capital	Accumulated
	Shares	Deficit (1)	Total

Balance — December 31, 2002	$7,515	$(176,188)	$(168,673)
Earnings for the year	—	3,717	3,717
Capitalization of interest receivable	—	260	260

Balance — December 31, 2003	7,515	(172,211)	(164,696)
Capitalization of interest receivable	—	(31)	(31)
Earnings for the year	—	11,758	11,758

Balance — December 31, 2004	7,515	(160,484)	(152,969)
Capitalization of interest receivable	—	(116)	(116)
Earnings for the period	—	13,135	13,135

Balance — December 31, 2005	$7,515	$(147,465)	$(139,950)

(1)
Accumulated Deficit includes the excess of fair value over recorded amount of intangible assets acquired from an affiliated company of $190,000, net of a tax benefit of $5,700 and capitalization of a note receivable of $50.

See notes to consolidated financial statements.

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
Consolidated Statement Of Cash Flows
(in thousands of dollars)

	For the Twelve Months Ended December 31,

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$13,135	$11,758	$3,717
Deferred tax assets	216	(6,379)	(1,594)
Capitalization of interest receivable charged to accumulated deficit	(116)	(31)	260
Changes in assets and liabilities:
Accounts receivable from affiliates	(10,755)	(8,177)	16,740
Royalties received in advance	(447)	447	—
Interest receivable from affiliates	(26,127)	(16,559)	20,038
Prepaid expenses	68	(19)	(49)
Accounts payable to affiliates	1,317	1,173	(7,086)
Accrued interest payable to affiliates	29,862	19,345	(19,082)
Accrued expenses	56	96	(134)
Income taxes	414	325	119

Net cash provided by operating activities	$7,623	$1,979	$12,929

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments of notes with affiliates	(7,812)	(2,070)	(13,182)

Net cash used in financing activities	(7,812)	(2,070)	(13,182)

DECREASE IN CASH AND CASH EQUIVALENTS	(189)	(91)	(253)
Cash and cash equivalents at beginning of year	371	462	715

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$182	$371	$462

Cash paid during the year for:
Interest	$11,597	$12,654	$58,286
Income taxes	$697	$232	$385

NON CASH FINANCING ACTIVITIES

At the date of formation, Financial Services S.a.r.l. received $405,000 of notes receivable from affiliated companies and assumed $405,000 of notes payable to an affiliated company. On April 1, 2003, the Company transferred $205,000 of its notes receivable and $205,000 of its notes payable back to FWLLC. (See Note 4.)

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

The Company’s functional currency is the U.S. dollar.

2. Purchase of FW Hungary Licensing Limited Liability Company

In December 2003, the Company acquired 100% of FW Hungary, previously a wholly owned subsidiary of FW Technologies Holding, LLC (“FW Tech Holding”), for approximately $50,000. The transaction was financed by issuing a $42,500 demand note payable bearing interest at 9% to FW Tech Holding and by issuing additional ownership interest in the Company with an approximate value of $7,500 to Perryville, in exchange for their respective 85% and 15% ownership interests in FW Hungary. The Company has reflected this transaction as a reorganization of companies under common control. Accordingly, the accompanying condensed consolidated financial statements include the activity of FW Hungary in the consolidated balance sheet, results of operations and condensed cash flows for all periods presented.

3. Summary of Significant Accounting Policies

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiary. All intercompany transactions and balances have been eliminated.

Fiscal Year — The Company’s fiscal year ends December 31.

Liquidity — The Company has transactions and relationships with Foster Wheeler Ltd. and its affiliates. The financial position, results of operations, and the cash flows of the Company have been impacted by these transactions and relationships as discussed in Notes 2 and 4. The relationship between the Company and Foster Wheeler Ltd. and its affiliates will also impact the Company’s continuing operations.

Foster Wheeler Ltd. closely monitors its domestic and global liquidity and updates its liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, proceeds from asset sales, working capital needs, unused credit line availability and claims recoveries, if any. Foster Wheeler Ltd.’s liquidity forecasts extend over a twelve-month period and continue to indicate that sufficient liquidity will be available to fund its working capital needs through such period. The Company forecasts it will meet its obligations over the next twelve months.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. The most significant estimates relate to the collection of notes, interest receivable and royalty income from affiliates and income taxes.

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

3. Summary of Significant Accounting Policies — (Continued)

Reclassifications — Certain prior period financial statement amounts have been reclassified to conform to the current year presentation.

Revenue Recognition — Revenue is recognized on the accrual basis. The Company’s primary sources of revenue are interest income and royalty income from affiliated companies.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less.

Accounts and Interest Receivable from Affiliates — Accounts receivable and interest receivable consists of amounts due from related parties (presented at net realizable value). See Note 4.

Income Taxes — The Company files a tax return in Luxembourg. Income tax expense in the Company’s consolidated statement of operations has been calculated on a separate company basis for its subsidiary that files a tax return in its foreign jurisdiction. Luxembourg legislation decreased the statutory rate for the Company in Luxembourg to 29.67% effective January 1, 2006. However, the Company has an agreement with the Luxembourg tax jurisdiction whereby the Company is required to pay a minimum tax such that the decrease in the statutory rate will have no impact on the company. Provision is made for foreign income taxes payable by the Company’s subsidiary in Hungary at the statutory rate of 4% for the twelve months ended December 31, 2005 and 2004 and 3% for the twelve months ended December 31, 2003. Hungarian legislation increased the statutory rate to 16% with certain exemptions which will bring the effective tax rate for the Company to approximately 8% effective January 1, 2006. In addition, royalty income from foreign sources of the Company’s subsidiary is subject to foreign tax withholding.

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

On April 1, 2003, the Company transferred $205,000 of its notes receivable and $205,000 of its notes payable back to FWLLC. The interest rate on the remaining notes receivable was also changed to 6.85% per annum on April 1, 2003. The balance of the note payable was at an interest rate of 6.75% per annum from April 1, 2003 until September 24, 2004. On September 24, 2004, as a result of the Foster Wheeler Ltd. equity-for-debt exchange, the interest rate on the obligations assumed by the Company changed to a weighted-average rate of 7.71107% per annum. The debt matures on November 15, 2005 ($11,417), on September 24, 2011 ($141,437), and on May 1, 2016 ($47,146) . The portion of the debt that matured on November 15, 2005, ($11,417) has been renegotiated and is currently an on-demand loan with the same interest rate of 6.75% per annum.

On September 24, 2004, the Company acquired a $120,000 demand note receivable which bears interest at 10.45275% from an affiliated company through assignment by FWLLC. In exchange for this note, the Company assumed the obligation to finance $120,000 of FWLLC’s debt and the related carrying charges. The debt was at an interest rate of 10.359%.

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

4. Related Party Transactions — (Continued)

Interest income on the notes receivable recognized for the year ended December 31, 2005, 2004 and 2003 amounted to $26,243, $16,835 and $18,320, respectively. Interest receivable on those notes amounted to $45,177 and $19,050 as of December 31, 2005 and 2004, respectively. Reflected in the consolidated balance sheet, the Company reduced intercompany interest receivable from U.S. affiliates and charged accumulated deficit. A charge to accumulated deficit was recorded in the amounts of $116 and $31 for the periods ended December 31, 2005 and 2004, respectively, to reflect the excess of interest receivable over interest payable to affiliates. See below for a discussion of the Company’s credit risk.

Interest expense on the notes payable recognized for the years ended December 31, 2005, 2004 and 2003 amounted to $26,127, $16,804 and $18,580, respectively. Interest payable to FWLLC as of December 31, 2005 and 2004 was $36,083 and $12,637, respectively.

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

FW Hungary made an investment in Foster Wheeler Licensing Services G.P. (“FWLS”) of $190,000 on December 22, 2000 through the issuance of a $190,000 note payable to FWLS, which was later assigned to FWLLC. FWLS held licensed property that included intellectual property, confidential information, licensing rights and marketing intangibles of Foster Wheeler Ltd. On May 18, 2001, FWLS was dissolved and FW Hungary acquired the licensed property in exchange for its ownership interest. The transfer of the licensed property was seen as a transaction between entities under common control. As a result, the licensed property was recorded at its carrying value of zero.

The note payable to FWLLC has a balance of $167,107 at December 31, 2005 and 2004, and bears interest at an annual rate of 9.0%. For the years ended December 31, 2005, 2004 and 2003, interest expense was $14,947, $15,195 and $17,000, respectively. Unpaid interest at December 31, 2005 and 2004, was $16,571 and $10,155, respectively.

In March 2005, FW Hungary entered into a note agreement with Foster Wheeler Italiana S.p.A. in the amount of 4,500 Euros ($5,332 USD at December 31, 2005). This note is an interest bearing note at the quarter-end Euribor plus a 1% spread. The rate at December 31, 2005 is 3.4595%. Interest expense for the year ended December 31, 2005 was $138. The Company also entered into a note agreement with Foster Wheeler Iberia S.A. in March 2005 in the amount of 1,500 Euros ($1,777 USD at December 31, 2005). This note is an interest bearing note at the quarter-end Euribor plus a 1% spread. The rate at December 31, 2005 is 3.4595%. Interest expense for the year ended December 31, 2005 was $47.

FW Hungary enters into licensing agreements as a Licensor to certain foreign affiliates of Foster Wheeler Ltd. The affiliates pay a royalty to FW Hungary based on an agreed upon range of between 1.0% and 4.0% of the affiliates’ current year net revenues (operating revenues less intercompany revenues). These agreements are for one-year periods with the right of extension and revision. Royalty income is calculated and billed on a quarterly basis, and subsequently trued up upon the filing of the affiliates statutory statements, typically in the second or third quarter of the next year. A reduction of $2,022, $400 and $135 related to this process were included in royalty revenue during the twelve months of 2005, 2004 and 2003, respectively. For the twelve months ended December 31, 2005, 2004 and 2003, royalty income was $31,069, $23,733 and $20,473, respectively. Accounts receivable from affiliates at December 31, 2005, and 2004 of $19,321 and $8,566, respectively, represents mainly unpaid royalty fees. Additionally, royalty fees collected and due back

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

4. Related Party Transactions — (Continued)

to affiliates of $29 and $329 at December 31, 2005 and 2004, respectively, are included in accounts payable to affiliates.

On January 1, 2001, FW Hungary entered into a Cost Sharing Agreement with certain Foster Wheeler affiliates to share their collective knowledge and to jointly develop intangible property. The costs of developing this property allocable to the Company shall be fifty percent of the pretax net expenses of the affiliates for the year. The agreement is effective for five years and shall automatically renew for additional two-year terms unless the Company or affiliates give thirty days notice prior to the end of the term or any renewal term. The amount of costs incurred under this agreement for the years ended December 31, 2005, 2004 and 2003 was $1,424, $2,225 and $532, respectively. As of December 31, 2005 and December 31, 2004, $363 and $2,225, respectively, were due to affiliates pursuant to this agreement.

In March 2005, FW Hungary entered into a note agreement with Foster Wheeler Energia Oy in the amount of 6,000 Euros. The note was repaid in November 2005. This note was an interest bearing note at the quarter-end Euribor plus a 1% spread and had an average rate of 3.147%. Interest income for the year ended December 31, 2005 was $152. The Company also entered into a note agreement with FWLLC in March 2005, in the amount of $4,308. The December 2005 balance of the note is $2,484. This note is non-interest bearing.

In October 2005, FW Hungary entered into a note agreement with Foster Wheeler Inc. in the amount of $4,772. As of December 31, 2005 the value of the note is $4,422. This note is non-interest bearing. In November 2005, FW Hungary entered into two additional notes with Foster Wheeler Inc. valued at $3,746 and $1,550. Both are non-interest bearing and no payments have been made. A fourth note with Foster Wheeler Inc. was entered into in December 2005 for $2,495. The note is also non-interest bearing and no payments have been made.

Foster Wheeler, Inc., an indirectly wholly owned subsidiary of Foster Wheeler Ltd., acts as a banking agent to the Company, managing cash and financing requirements as needed by the Company, and charges interest on advances made to the Company, if any.

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Balance Sheet as of December 30, 2005, and December 31, 2004 and the related Consolidated Statements of Operations and Cash Flows for the twelve months ended December 30, 2005, December 31, 2004 and December 26, 2003.

The management of Foster Wheeler Ltd. has considered whether there are any costs borne by affiliates of the Company that should be allocated to the Company and has determined that these costs, if any, are immaterial.

5. Income Taxes

The components of net earnings before income taxes for the years 2005, 2004 and 2003 were taxed as follows:

	2005	2004	2003

Foreign	$14,463	$5,937	$2,627

Back to Contents

FINANCIAL SERVICES S.a.r.l. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

5. Income Taxes — (Continued)

The benefit/(provision) for income taxes on that net earnings was as follows:

	2005	2004	2003

Current tax expense:
Foreign	$(1,112)	$(558)	$(504)
Deferred tax benefit/(provision):
Foreign	(216)	6,379	1,594
Total benefit/(provision) for income taxes	$(1,328)	$5,821	$1,090

Deferred tax assets consist of the following:
Intangible assets	$13,192	$13,408
Net deferred tax assets	$13,192	$13,408

The benefit/(provision) for income taxes is determined by applying the Luxembourg statutory rate applicable to the Company. Due to enactment of legislation, the Hungarian tax rate was increased to 16% with certain exemptions which will bring the effective tax rate for the Company to approximately 8% effective January 1, 2006. Accordingly, the deferred tax provision includes a benefit of $6,596 for 2004 to reflect the increase of the value of the deferred tax assets.

The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory rate to earnings before income taxes, as a result of the following:

	2005	2004	2003

Tax provision at the Luxembourg statutory rate	30.4%	30.4%	30.4%
Foreign rate differential	(33.1)%	(43.4)%	(33.3)%
Difference in estimated income tax on foreign income and losses, net of amounts previously provided	0.8%	2.0%	4.4%
Unutilized Loss	7.7%	18.1%	9.1%
Effect of tax rate change	—%	(111.1)%	(66.9)%
Withholding tax rate	3.3%	6.0%	14.8%
Other	0.1%	—%	—%

Total	9.2%	(98.0)%	(41.5)%

Back to Contents

FW Hungary Licensing Limited Liability Company
Financial Statements
December 31, 2005

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd:

In our opinion, the accompanying statement of financial position and the related statements of operations, of cash flows and of member’s interest present fairly, in all material respects, the financial position of FW Hungary Licensing Limited Liability Company (the “Company”), an indirect, wholly-owned subsidiary of Foster Wheeler Ltd. (the “Parent”), at December 31, 2005 and December 31, 2004, and the results of it’s operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 3, 2006

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
STATEMENT OF OPERATIONS
(in thousands of dollars)

	For the Years Ended December 31,
	2005	2004	2003

Revenues:
Royalty income with affiliates	$31,069	$23,733	$20,473
Other income (including interest income with affiliates of $152 in 2005, $0 in 2004 and $200 in 2003)	161	—	200

Total Revenues	31,230	23,733	20,673

Costs and Expenses:
Interest expense with affiliates	(11,367)	(11,338)	(17,000)
Other deductions (including $(1,424) in 2005, $(2,225) in 2004 and $(532) in 2003 with affiliates)	(1,724)	(2,627)	(482)

Total Costs and Expenses	(13,091)	(13,965)	(17,482)

Earnings before income taxes	18,138	9,768	3,191
Benefit/(provision) for income taxes	(1,213)	5,936	1,205

Net earnings	$16,925	$15,704	$4,396

See notes to consolidated financial statements.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
STATEMENT OF FINANCIAL POSITION
(in thousands of dollars)

	December 31, 2005	December 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$164	$347
Accounts receivable from affiliates	16,192	8,610
Notes receivable from affiliates	14,696	—
Prepaid expenses	—	68

Total current assets	31,052	9,025
Deferred income taxes	13,192	13,408

TOTAL ASSETS	$44,244	$22,433

LIABILITIES AND MEMBER’S INTEREST
Current Liabilities:
Accounts payable to affiliates	$392	$2,277
Accrued expenses	108	73
Advance payments	—	447
Income taxes payable	1,199	900
Notes payable to affiliates	7,109	225

Total current liabilities	8,808	3,922
Notes payable to affiliates-long term	124,252	124,252
Commitments and contingencies

TOTAL LIABILITIES	133,060	128,174

TOTAL MEMBER’S INTEREST	(88,816)	(105,741)

TOTAL LIABILITIES AND MEMBER’S INTEREST	$44,244	$22,433

See notes to consolidated financial statements.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
STATEMENT OF MEMBER’S INTEREST
(in thousands of dollars)

	Contributed Capital	Accumulated Earnings	Other Adjustments (1)	Total

Balance – December 31, 2002	$100	$8,408	$(184,350)	$(175,842)
Earnings for the period	—	4,396	—	4,396
Additional capital contribution	50,001	—	—	50,001

Balance – December 31, 2003	$50,101	$12,804	$(184,350)	$(121,445)
Earnings for the period	—	15,704	—	15,704

Balance – December 31, 2004	$50,101	$28,508	$(184,350)	$(105,741)
Earnings for the period	—	16,925	—	16,925

Balance – December 31, 2005	$50,101	$45,433	$(184,350)	$(88,816)

(1)
Other adjustments include the excess of fair value over recorded amount of intangible assets acquired from an affiliated company of $190,000, net of a tax benefit of $5,700 and capitalization of a note receivable of $50.

See notes to consolidated financial statements.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
STATEMENT OF CASH FLOWS
(in thousands of dollars)

	For the Years Ended December 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$16,925	$15,704	$4,396
Deferred tax assets	216	(6,379)	(1,594)
Changes in assets and liabilities:
Accounts receivables from affiliates	(7,582)	(8,221)	16,740
Prepaid expenses	68	(19)	(49)
Accounts payable to affiliates	(1,885)	236	(6,150)
Advance payments	(447)	447	—
Accrued expenses	35	(23)	(134)
Income taxes	299	211	4

Net cash provided by operating activities	$7,629	$1,956	$13,213

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	—	—	1
Change in notes with affiliates	(7,812)	(2,070)	(13,453)

Net cash used in financing activities	(7,812)	(2,070)	(13,452)

DECREASE IN CASH AND CASH EQUIVALENTS	(183)	(114)	(239)
Cash and cash equivalents at beginning of year	347	461	700

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$164	$347	$461

Cash paid during the year for:
Interest	$11,212	$12,691	$19,688
Income taxes	$697	$232	$385

See notes to consolidated financial statements.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
NOTES TO FINANCIAL STATEMENTS
(in thousands of dollars)

1. Nature of Operations and Relationship to Foster Wheeler Ltd. and Subsidiaries

FW Hungary Licensing Limited Liability Company (the “Company”) was organized on December 1, 2000 under the laws of Hungary. The Company, as of December 2003, is a wholly owned subsidiary of Financial Services S.a.r.l. (“SARL” or the “Member”) which is a subsidiary of Foster Wheeler LLC (“FWLLC”) (99.2%), and Perryville Services Company Ltd. (“Perryville”) (0.8%), which are indirectly wholly owned subsidiaries of Foster Wheeler Ltd. Prior to December 2003, the Company was owned by FW Technologies Holdings, LLC (“FWTH”) which was, prior to its dissolution, a subsidiary of FWLLC (99.9%) and Perryville (0.1%) (see Note 4). The principal operation of the Company is the management, developing and licensing of the beneficial rights of Foster Wheeler Ltd.’s intellectual property. The Company currently licenses such rights to various Foster Wheeler affiliates outside of the United States.

The Company’s functional currency is the U.S. dollar.

2. Summary of Significant Accounting Policies

Fiscal Year — The Company’s fiscal year ends December 31.

Liquidity — The Company has transactions and relationships with Foster Wheeler Ltd. and its affiliates. The financial position, results of operations, and the cash flows of the Company have been impacted by these transactions and relationships as discussed in Notes 2 and 3. The relationship between the Company and Foster Wheeler Ltd. and its affiliates will also impact the Company’s continuing operations.

Foster Wheeler Ltd. closely monitors its domestic and global liquidity and updates its liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, proceeds from asset sales, working capital needs, unused credit line availability and claims recoveries, if any. Foster Wheeler Ltd.’s liquidity forecasts extend over a twelve-month period and continue to indicate that sufficient liquidity will be available to fund its working capital needs through such period. The Company forecasts it will meet its obligations over the next twelve months.

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

Accounts Receivable from Affiliates — Accounts receivable consist solely of amounts due from related parties. See Note 3.

Income Taxes — The Company files a tax return in Hungary. Provision is made for foreign income taxes payable in Hungary at the statutory rate of 4% for the twelve months ended December 31, 2005 and 2004 and 3% for the twelve months ended December 31, 2003. Hungarian legislation increased the statutory rate to 16% with certain exemptions which will bring the effective tax rate for the Company to approximately 8% effective January 1, 2006. In addition, the Company’s royalty income from foreign sources is subject to

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
NOTES TO FINANCIAL STATEMENTS
(in thousands of dollars)

2. Summary of Significant Accounting Policies — (Continued)

foreign tax withholding. Income tax expense in the Company’s statement of operations has been calculated on a separate company basis.

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

3. Related Party Transactions

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

On December 1, 2003, FWLLC transferred its $190,000 note receivable from the Company to SARL. This transfer was part of a reorganization of the Company whereby a portion of the note, $50,000, was contributed for additional membership units and recorded as additional capital of the Company. SARL subsequently acquired 100% of the interest in the Company during December 2003. The note payable to SARL has a balance of $124,252 at December 31, 2005, and 2004, and bears interest at an annual rate of 9.0%. Interest expense for the years ended December 31, 2005, 2004 and 2003 was $11,183, $11,338 and $17,000, respectively.

In March 2005, the Company entered into a note agreement with Foster Wheeler Italiana S.p.A. in the amount of 4,500 Euros ($5,332 USD at December 31, 2005). This note is an interest bearing note at the quarter-end Euribor plus a 1% spread. The rate at December 31, 2005 is 3.4595%. Interest expense for the year ended December 31, 2005 was $138. The Company also entered into a note agreement with Foster Wheeler Iberia S.A. in March 2005 in the amount of 1,500 Euros ($1,777 USD at December 31, 2005). This note is an interest bearing note at the quarter-end Euribor plus a 1% spread. The rate at December 31, 2005 is 3.4595%. Interest expense for the year ended December 31, 2005 was $47.

The Company enters into licensing agreements as a Licensor to certain foreign affiliates of Foster Wheeler Ltd. The affiliates pay a royalty to the Company based on an agreed upon range of between 1.0% and 4.0% of the affiliates’ current year net revenues (operating revenues less intercompany revenues). These agreements are for one-year periods with the right of extension and revision. Royalty income is calculated and billed on a quarterly basis, and subsequently trued up upon the filing of the affiliates statutory statements, typically in the second or third quarter of the next year. A reduction of $2,022, $400 and $135 related to this process were included in royalty revenue during the twelve months of 2005, 2004 and 2003, respectively. For the twelve months ended December 31, 2005, 2004 and 2003, royalty income was $31,069, $23,733 and $20,473, respectively. Accounts receivable from affiliates at December 31, 2005, and 2004 of $16,147 and $8,610, respectively, represents mainly unpaid royalty fees. Additionally, royalty fees collected and due back to affiliates of $29 and $329 at December 31, 2005 and 2004, respectively, are included in accounts payable to affiliates.

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
NOTES TO FINANCIAL STATEMENTS
(in thousands of dollars)

3. Related Party Transactions — (Continued)

On January 1, 2001, the Company entered into a Cost Sharing Agreement with certain Foster Wheeler affiliates to share their collective knowledge and to jointly develop intangible property. The costs of developing this property allocable to the Company shall be fifty percent of the pretax net expenses of the affiliates for the year. The agreement is effective for five years and shall automatically renew for additional two-year terms unless the Company or affiliates give thirty days notice prior to the end of the term or any renewal term. The amount of costs incurred under this agreement for the years ended December 31, 2005, 2004 and 2003 was $1,424, $2,225 and $532, respectively. As of December 31, 2005 and 2004, $363 and $2,225, respectively, were due to affiliates pursuant to this agreement.

In March 2005, the Company entered into a note agreement with Foster Wheeler Energia Oy in the amount of 6,000 Euros. The note was repaid in November 2005. This note was an interest bearing note at the quarter-end Euribor plus a 1% spread and had an average rate of 3.147%. Interest income for the year ended December 31, 2005 was $152. The Company also entered into a note agreement with FWLLC in March 2005, in the amount of $4,308. The December 2005 balance of the note is $2,484. This note is non-interest bearing.

In October 2005, the Company entered into a note agreement with Foster Wheeler Inc. in the amount of $4,772. As of December 31, 2005 the value of the note is $4,422. This note is non-interest bearing. In November 2005, the Company entered into two additional notes with Foster Wheeler Inc. valued at $3,746 and $1,550. Both are non-interest bearing and no payments have been made. A fourth note with Foster Wheeler Inc. was entered into in December 2005 for $2,495. The note is also non-interest bearing and no payments have been made.

All of the related party transactions discussed above are eliminated in the Foster Wheeler Ltd. and Subsidiaries Consolidated Balance Sheet as of December 30, 2005, and December 31, 2004 and the related Consolidated Statements of Operations and Cash Flows for the twelve months ended December 30, 2005, December 31, 2004 and December 26, 2003.

The management of Foster Wheeler Ltd. has considered whether there are any costs borne by affiliates of the Company that should be allocated to the Company and has determined that these costs, if any, are immaterial.

4. Income Taxes

The components of net earnings before income taxes for the years 2005, 2004 and 2003 were taxed as follows:

	2005	2004	2003

Foreign	$18,138	$9,768	$3,191

The benefit/(provision) for income taxes on that net earnings was as follows:

	2005	2004	2003

Current tax benefit/(provision):
Foreign	$(997)	$(443)	$(389)
Deferred tax benefit/(provision):
Foreign	(216)	6,379	1,594

Total benefit/(provision) for income taxes	$(1,213)	$5,936	$1,205

Back to Contents

FW HUNGARY LICENSING LIMITED LIABILITY COMPANY
NOTES TO FINANCIAL STATEMENTS
(in thousands of dollars)

4. Income Taxes — (Continued)

Deferred tax assets consist of the following:

	2005	2004

Intangible assets	$13,192	$13,408

Net deferred tax assets	$13,192	$13,408

The benefit/(provision) for income taxes is determined by applying the Hungarian statutory rate applicable to the Company. Due to enactment of legislation, the Hungarian tax rate was increased to 4% effective Januayr 1, 2004 and 16% with certain exemptions which will bring the effective tax rate for the Company to approximately 8% effective January 1, 2006. Accordingly, the deferred tax provision for 2004 includes a benefit of $6,596 to reflect the increase of the value of the deferred tax assets.

The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory rate to earnings before income taxes, as a result of the following:

	2005	2004	2003

Tax provision at the Hungarian statutory rate	4.0%	4.0%	3.0%
(Utilized) / Unutilized Loss	—%	(0.9)%	2.1%
Effect of tax rate change	—%	(67.5)%	(55.1)%
Withholding tax rate	2.6%	3.6%	12.2%
Other	0.1%	—%	—%

Total	6.7%	(60.8)%	(37.8)%

Back to Contents

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Exchange Act Rule 13a-15. Based on this evaluation, our chief executive officer and our chief financial officer concluded, at the reasonable assurance level, that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2005.

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

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting as of December 30, 2005, as stated in their report, which appears within Item 8.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the fourth quarter 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

ITEM 9B. OTHER INFORMATION

None.

Back to Contents

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to our 2006 Proxy Statement for the Annual General Meeting of Shareholders to be held on May 9, 2006.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees including the chief executive officer, chief financial officer, controller and all other senior finance organization employees. The Code of Business Conduct and Ethics is publicly available on our website at www.fwc.com/corpgov. Any waiver of this Code of Business Conduct and Ethics for executive officers or directors may be made only by the Board of Directors or a committee of the Board of Directors and will be promptly disclosed to the shareholders. If we make any substantive amendments to this Code of Business Conduct and Ethics or grant any waiver, including an implicit waiver, from a provision of the Code to the chief executive officer, chief financial officer, controller or any person performing similar functions, we will disclose the nature of such amendment or waiver on our website at www.fwc.com/corpgov and/or in a current report on Form 8-K, as required by law and the rules of any exchange on which our securities are publicly traded.

A copy of our Code of Business Conduct and Ethics can be obtained upon request, without charge, by writing to the Office of the Secretary, Foster Wheeler Ltd., Perryville Corporate Park, Clinton, New Jersey 08809-4000.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to our 2006 Proxy Statement for the Annual General Meeting of Shareholders to be held on May 9, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our 2006 Proxy Statement for the Annual General Meeting of Shareholders to be held on May 9, 2006.

Equity Compensation Plan Information

The following table sets forth, as of December 30, 2005, the number of securities outstanding under each of our stock option plans, the weighted-average exercise price of such options, and the number of options available for grant under such plans. The following table also sets forth, as of December 30, 2005, the number of restricted stock units granted pursuant to our Management Restricted Stock Plan.

Back to Contents

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans
Approved by Security Holders:
1995 Stock Option Plan	211,877	$244.29	49,698
Directors Stock Option Plan	10,250	$374.29	8,200
Directors Deferred Compensation Program	—	$0.00	12,321

Equity Compensation Plans
Not Approved by Security Holders:
Raymond J. Milchovich (1)	115,000	$70.61	—
Bernard H. Cherry (2)	17,750	$28.19	—
M.J. Rosenthal & Associates, Inc. (3)	12,500	$37.60	—
2004 Stock Option Plan (4)	2,929,133	$10.59	610,287
Management Restricted Stock Plan (Units) (5)	578,567	$0.00	28,221

Total	3,875,077	$27.70	708,727

(1)
Under the terms of his employment agreement, Mr. Milchovich received an option to purchase 65,000 of our common shares on October 22, 2001. This option was granted at an exercise price of $99.70 and vests 20% each year over the five-year term of the agreement. Pursuant to an amendment to his employment agreement dated September 13, 2002, additional options that would have been granted to Mr. Milchovich on the first and second anniversaries of his employment were accelerated and granted September 24, 2002. The amended grant was for an option to purchase a number of shares such that the Black-Scholes value of the option on the grant date equaled $5 million; provided that the number of shares was not less than 35,000 or more than 50,000. Based on such calculation, Mr. Milchovich received an option to purchase 50,000 of our common shares at an exercise price of $32.80. A portion of the option representing one-forty-eighth (1/48) of the number of shares represented by such option vested on the date of grant and on the first day of each successive month thereafter. The option exercise price is equal to the median of the high and low price of our common shares on the grant date. Each option has a term of 10 years from the date of grant.

(2)
Under the terms of his employment agreement, Mr. Cherry received an option to purchase 12,750 of our common shares on November 4, 2002. This option was granted at an exercise price of $29.80 and vests 20% per year on each anniversary date of grant. One-fifth of these options become exercisable after one year, two-fifths become exercisable after two years, three-fifths after three years, four-fifths after four years and all of the options are exercisable after five years. Mr. Cherry also received an option to purchase 5,000 of our common shares on December 23, 2003 under the terms of his employment agreement. This option will vest one-fourth on each anniversary date of grant and be fully exercisable after four years from the date of grant. The exercise price is equal to the mean of the high and low price of our common shares on the first anniversary of his employment agreement effective date at a price of $24.10. Each option has a term of 10 years from the date of grant.

(3)
Under the terms of the consulting agreement with M.J. Rosenthal & Associates, Inc. on May 7, 2002, we granted a nonqualified stock option to purchase 12,500 of our common shares at a price of $37.60 with a term of 10 years from the date of grant. The exercise price is equal to the mean of the high and low price of our common shares on the date of grant. The option is exercisable on March 31, 2003. The option, to the extent not then exercised, shall terminate upon any breach of certain covenants contained in the consulting agreement.

(4)
Under the terms of the 2004 Stock Option Plan, adopted by the Board of Directors in September 2004, management was granted stock options to purchase approximately 43,103 preferred shares at an exercise price of $9.378 per common share on October 6, 2004. Such options expire on October 5, 2007. One third of the options issued to management vested in the fourth quarter of 2005, and the balance are scheduled

Back to Contents

to vest during the fourth quarter of 2006. On November 29, 2004, our shareholders approved the grant of options under the 2004 Stock Option Plan to purchase approximately 413 preferred shares to our non-employee directors at an exercise price of $9.378 per common share. Such options expire on October 5, 2007. The non-employee director options vested on December 31, 2005. On November 29, 2004, each option under the 2004 Stock Option Plan to purchase preferred shares granted to management and the non-employee directors automatically converted to an option to purchase 65 common shares at an exercise price of $9.378 per common share.

On August 8, 2005, one of our senior executives was issued options under the 2004 Stock Option Plan to purchase 169,000 common shares at an exercise price of $23.20 per common share. Such options expire on August 7, 2008. One third of the options vested in the fourth quarter of 2005, and the balance are scheduled to vest during the fourth quarter of 2006. On October 10, 2005, one of our senior executives was issued options under the 2004 Stock Option Plan to purchase 52,165 common shares at an exercise price of $29.95 per common share. Such options expire on October 9, 2008. One third of the options vested in the fourth quarter of 2005, and the balance are scheduled to vest during the fourth quarter of 2006. On November 8, 2005, our non-employee directors were issued options under the 2004 Stock Option Plan to purchase 7,343 common shares at an exercise price of $29.675 per common share. Such options expire on September 30, 2010. The non-employee director options vest in one-twelfth increments until fully vested on September 30, 2006.

(5)
Under the terms of the Management Restricted Stock Plan, adopted by the Board of Directors in September 2004, management was issued restricted common share awards, of which 531,899 were in the form of restricted share units, on October 6, 2004. The restricted share units do not have voting rights. Each restricted share unit will convert into an unrestricted common share upon vesting. The restricted awards provide that issued units may not be sold or otherwise transferred until restrictions lapse. One third of the restricted awards vested in the fourth quarter of 2005 and the balance are scheduled to vest during the fourth quarter of 2006. On November 29, 2004, our shareholders approved the grant of 18,065 restricted share units to non-employee directors. The restricted share units awarded to non-employee directors vested on December 31, 2005.

On August 8, 2005, one of our senior executives was issued 20,000 restricted common share units in accordance with the Management Restricted Stock Plan. One-third of the award vested in the fourth quarter of 2005 and the balance is scheduled to vest in the fourth quarter of 2006. On November 8, 2005, our non-employee directors were issued 8,603 restricted common share units in accordance with the Management Restricted Stock Plan. The award vests on September 30, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to our 2006 Proxy Statement for the Annual General Meeting of Shareholders to be held on May 9, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to our 2006 Proxy Statement for the Annual General Meeting of Shareholders to be held on May 9, 2006.

Back to Contents

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report:

(1)	Financial Statements Financial Statements—See Item 8 of this Report.

(2)	Financial Statement Schedules Schedule II: Valuation and Qualifying Accounts—See Item 8 of this Report.

All schedules and financial statements other than those indicated above have been omitted because of the absence of conditions requiring them or because the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Exhibits

3.1	Memorandum of Association of Foster Wheeler Ltd. (Filed as Annex II to Foster Wheeler Ltd.’s Form S-4/A (File No. 333-52468) filed on March 9, 2001, and incorporated herein by reference.)
3.2	Memoranda of Reduction of Share Capital and Memorandum of Increase in Share Capital each dated December 1, 2004. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, filed on December 2, 2004, and incorporated herein by reference.)
3.3	Certificate of Designation relating to Foster Wheeler Ltd.’s Series B Convertible Preferred Shares, adopted on September 24, 2004. (Filed as Exhibit 3.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 24, 2004, and incorporated herein by reference.)
3.4	Bye-Laws of Foster Wheeler Ltd., amended November 30, 2004. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K, dated November 29, 2004 and filed on December 2, 2004, and incorporated herein by reference.)
4.0	Foster Wheeler Ltd. hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler Ltd. and its consolidated subsidiaries to the Commission upon request.
10.1	Indenture, dated as of May 31, 2001, among Foster Wheeler Ltd., Foster Wheeler LLC and BNY Midwest Trust Company regarding the 6.50% Convertible Subordinated Notes due 2007. (Filed as Exhibit 4.4 to Foster Wheeler Ltd.’s registration statement on Form S-3 (Registration No. 333-64090) filed on June 28, 2001, and incorporated herein by reference.)
10.2	First Supplemental Indenture, dated as of February 20, 2002, between Foster Wheeler Ltd. and BNY Midwest Trust Company regarding the 6.50% Convertible Subordinated Notes due 2007. (Filed as Exhibit 4.6 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)
10.3	Supplemental Indenture, dated as of September 24, 2004, among Foster Wheeler Ltd., Foster Wheeler LLC, and BNY Midwest Trust Company, as trustee, relating to Foster Wheeler Ltd.’s 6.50% Convertible Subordinated Notes due 2007. (Filed as Exhibit 4.8 to Foster Wheeler Ltd.’s registration statement on Form S-4 (Registration No. 333-107054) filed on December 27, 2003, and incorporated herein by reference.)

Back to Contents

Exhibit No.	Exhibits

10.4	Form of Amended and Restated Declaration of Trust for FW Preferred Capital Trust I and FW Preferred Capital Trust II, among Foster Wheeler Ltd. and the trustees names therein. (Filed as Exhibit 4.8 to Foster Wheeler Ltd.’s registration statement on Form S-3 (Registration No. 333-52369) filed on June 24, 1998, and incorporated herein by reference.)
10.5	Junior Subordinated Indenture, dated as of January 13, 1999, among Foster Wheeler Ltd. and Harris Trust and Savings Bank, as trustee, relating to the 9.00% Preferred Securities, Series I. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s registration statement on Form S-3 (Registration No. 333-52369) filed on June 24, 1998, and incorporated herein by reference.)
10.6	First Supplemental Indenture, dated as of January 13, 1999, among Foster Wheeler Ltd. and Harris Trust and Savings Bank, as trustee, relating to the 9.00% Preferred Securities, Series I. (Filed as Exhibit 4.3 to Foster Wheeler Ltd.’s registration statement on Form S-3 (Registration No. 333-52369) filed on June 24, 1998, and incorporated herein by reference.)
10.7	Amendment to Guarantee Agreement, dated as of March 15, 2003, made by Foster Wheeler Ltd. in favor of FW Preferred Capital Trust I. (Filed as Exhibit 4.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference.)
10.8	Second Supplemental Indenture, dated as of March 15, 2003, among Foster Wheeler Ltd., FW Preferred Capital Trust I and BNY Midwest Trust Company. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003, and incorporated herein by reference.)
10.9	Third Supplemental Indenture, dated as of September 24, 2004, between Foster Wheeler LLC and BNY Midwest Trust Company, as trustee, relating to the 9.00% Preferred Securities, Series I (liquidation amount $25 per preferred security) issued by FW Preferred Capital Trust I. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s registration statement on Form S-4 (Registration No. 333-107054) filed on April 12, 2004, and incorporated herein by reference.)
10.10	Indenture, dated as of September 24, 2004, among Foster Wheeler LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 10.359% notes due 2011. (Filed as Exhibit 4.2 to Foster Wheeler Ltd.’s registration statement on Form S-4 (File No. 119841) filed on October 20, 2004 and incorporated by reference herein.)
10.11	First Supplemental Indenture, dated as of October 28, 2005, among Foster Wheeler LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 10.359% notes due 2011. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated October 31, 2005 and filed on November 3, 2005, and incorporated by reference herein.)
10.12	Registration Rights Agreement, dated as of September 24, 2004, by and among Foster Wheeler Ltd., Foster Wheeler LLC, the guarantors listed therein and each of the purchasers signatory thereto. (Filed as Exhibit 4.5 to Foster Wheeler Ltd.’s registration statement on Form S-4 (File No. 119841) filed on October 20, 2004, and incorporated by reference herein.)
10.13	Waiver of the Registration Rights Agreement, dated as of February 2, 2006, by and among Foster Wheeler Ltd., Foster Wheeler LLC, on behalf of themselves and the subsidiary guarantors and Citigroup Global Capital Markets.

Back to Contents

Exhibit No.	Exhibits

10.14	Waiver of the Registration Rights Agreement, dated as of February 2, 2006, by and among Foster Wheeler Ltd., Foster Wheeler LLC, on behalf of themselves and the subsidiary guarantors and Merrill Lynch Global Allocation Fund, Inc., Merrill Lynch International Investment Fund-MLIIF Global Allocation Fund, Merrill Lynch Variable Series Fund, Inc.-Merrill Lynch Global Allocation V.I. Fund, and Merrill Lynch Series Funds, Inc.-Global Allocation Strategy Fund.
10.15	Security Agreement, dated as of September 24, 2004, among Foster Wheeler LLC, the grantors listed therein and Wells Fargo Bank, National Association. (Filed as Exhibit 4.6 to Foster Wheeler Ltd.’s registration statement on Form S-4 (File No. 119841) filed on October 20, 2004 and incorporated by reference herein.)
10.16	Intercreditor Agreement, dated as of September 24, 2004, among Bank of America, N.A., as Administrative Agent and Collateral Agent, Wells Fargo Bank, N.A., as trustee, Foster Wheeler LLC and its subsidiaries, which are parties thereto. (Filed as Exhibit 4.7 to Foster Wheeler Ltd.’s registration statement on Form S-4 (File No. 119841) filed on October 20, 2004 and incorporated by reference herein.)
10.17	Loan Agreement and Guaranty, dated as of March 24, 2005, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation and Foster Wheeler Inc., as Borrowers, the guarantors party thereto, the lenders party thereto, Morgan Stanley & Co. Incorporated as Collateral Agent and Morgan Stanley Senior Funding, Inc. as Administrative Agent, Documentation Agent, Syndication Agent, Sole Lead Arranger and Sole Lead Bookrunner. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, dated March 24, 2005 and filed on March 29, 2005, and incorporated herein by reference.)
10.18	Pledge and Security Agreement, dated as of March 24, 2005, among the grantors named therein and Morgan Stanley & Co. Incorporated as Collateral Agent. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K, dated March 24, 2005 and filed on March 29, 2005, and incorporated herein by reference.)
10.19	Intercreditor Agreement, dated as of March 24, 2005, among Morgan Stanley & Co. Incorporated as Collateral Agent, Wells Fargo Bank, National Association, as trustee, Foster Wheeler LLC and the affiliates party thereto. (Filed as Exhibit 99.4 to Foster Wheeler Ltd.’s Form 8- K, dated March 24, 2005 and filed on March 29, 2005, and incorporated herein by reference.)
10.20	Guarantee Facility dated July 22, 2005 among Foster Wheeler Limited, Foster Wheeler Energy Limited, Foster Wheeler World Services Limited, Foster Wheeler (G.B.) Limited and The Bank of Scotland regarding, among other things, a £50,000,000 guarantee facility and a £150,000,000 forward foreign exchange facility. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, filed on November 9, 2005, and incorporated herein by reference.)
10.21	Corporate Guarantee dated July 25, 2005 among Foster Wheeler Limited, Foster Wheeler Energy Limited, Foster Wheeler World Services Limited, Foster Wheeler (G.B.) Limited and The Bank of Scotland. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, filed on November 9, 2005, and incorporated herein by reference.)
10.22	Form of Debenture dated July 25, 2005 issued in favor of The Bank of Scotland as Security Trustee. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, filed on November 9, 2005, and incorporated herein by reference.)

Back to Contents

Exhibit No.	Exhibits

10.23	Lease Agreement, dated as of August 16, 2002, by and among Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.15 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference.)
10.24	Amendment to the Lease Agreement, dated as of January 6, 2003, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.30 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002 filed on March 25, 2003, and incorporated herein by reference.)
10.25	Amendment No. 2, dated as of April 21, 2003, to the Lease Agreement between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.7 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003, and incorporated herein by reference.)
10.26	Amendment No. 3, dated as of July 14, 2003, to the Lease Agreement dated August 16, 2002, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.6 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference.)
10.27	Guaranty and Suretyship Agreement, dated as of August 16, 2002, made by Foster Wheeler LLC, Foster Wheeler Ltd., Foster Wheeler Inc., Foster Wheeler International Holdings, Inc. and Energy (NJ) QRS 15-10, Inc. (Filed as Exhibit 10.14 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.28	Deed between Foster Wheeler LLC and Foster Wheeler Realty Services, Inc. and CIT Group Inc. (NJ) dated as of March 31, 2003. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, filed on May 12, 2003 and incorporated herein by reference.)
10.29	Preliminary Agreement for the Sale of Quotas, dated January 31, 2006, between Foster Wheeler Italiana S.p.A., Fineldo S.p.A. and MPE S.p.A.
10.30	Foster Wheeler Inc. Directors’ Stock Option Plan. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s post effective amendment to Form S-8 (Registration No. 333-25945-99) filed on June 27, 2001, and incorporated herein by reference.)
10.31	1995 Stock Option Plan of Foster Wheeler Inc. (as Amended and Restated as of September 24, 2002). (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference.)
10.32	The Foster Wheeler Annual Incentive Plan for 2002 and Subsequent Years. (Filed as Exhibit 10.11 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference.)
10.33	Foster Wheeler Ltd. 2004 Management Restricted Stock Plan. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated September 29, 2004 and filed on October 1, 2004, and incorporated herein by reference.)
10.34	Form of First Amendment to the Foster Wheeler Ltd. 2004 Management Restricted Stock Plan Restricted Stock Unit Award Agreement with respect to non-employee directors. (Filed as Exhibit 99.4 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10.35	Form of Second Amendment to the Foster Wheeler Ltd. 2004 Management Restricted Stock Plan. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated May 10, 2005 and filed on November 8, 2005, and incorporated herein by reference.)

Back to Contents

Exhibit No.	Exhibits

10.36	Form of Amended and Restated Restricted Stock Award Agreement with respect to executive officers, officers and key employees. (Filed as Exhibit 99.5 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10.37	Form of Amended and Restated Restricted Stock Unit Agreement with respect to executive officers, officers and key employees. (Filed as Exhibit 99.6 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10.38	Foster Wheeler Ltd. 2004 Stock Option Plan. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated September 29, 2004 and filed on October 1, 2004, and incorporated herein by reference.)
10.39	First Amendment to the Foster Wheeler Ltd. 2004 Stock Option Plan. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10.40	Form of First Amendment to the Foster Wheeler Ltd. 2004 Stock Option Plan with respect to non-employee directors. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10.41	Form of Amended and Restated Notice of Stock Option Grant with respect to executive officers, officers and key employees. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10.42	Warrant Agreement between Foster Wheeler Ltd. and Mellon Investor Services LLC, including forms of warrant certificates. (Filed as Exhibit 4.10 to Foster Wheeler Ltd.’s registration statement on Form S-3 (File No. 333-120076) filed on October 29, 2004 and incorporated by reference herein.)
10.43	Master Guarantee Agreement, dated as of May 25, 2001, by and among Foster Wheeler LLC, Foster Wheeler International Holdings, Inc. and Foster Wheeler Ltd. (Filed as Exhibit 10.9 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference.)
10.44	Form of Change of Control Agreement, dated as of May 25, 2001, and entered into by the Company with executive officers. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference.)
10.45	Form of Indemnification Agreement for directors and officers of the Company and Foster Wheeler Inc., dated as of November 3, 2004. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated November 3, 2004 and filed on November 8, 2004, and incorporated herein by reference.)
10.46	Irrevocable Letter of Credit Issued to Lisa Fries Gardner dated as of April 18, 2003. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference.)
10.47	Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich dated as of October 22, 2001. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 28, 2001, and incorporated herein by reference.)
10.48	Stock Option Agreement of Raymond J. Milchovich dated as of October 22, 2001. (Filed as Exhibit 10.13 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)
10.49	First Amendment to the Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich dated as of September 13, 2002. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K filed on September 25, 2002, and incorporated herein by reference.)

Back to Contents

Exhibit No.	Exhibits

10.50	Stock Option Agreement of Raymond J. Milchovich dated as of September 24, 2002. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K filed on September 25, 2002, and incorporated herein by reference.)
10.51	Amendment to the Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich dated as of January 23, 2003. (Filed as Exhibit 10.11 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002 filed on March 25, 2003, and incorporated herein by reference.)
10.52	Form of Third Amendment to the Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, filed on July 23, 2004, and incorporated herein by reference.)
10.53	Employment Agreement between Foster Wheeler Ltd. and Bernard H. Cherry dated as of September 23, 2002. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference.)
10.54	Change of Control Employment Agreement between Foster Wheeler Inc. and Bernard H. Cherry dated as of November 4, 2002. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference.)
10.55	Stock Option Agreement of Bernard H. Cherry dated as of November 4, 2002. (Filed as Exhibit 10.16 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference.)
10.56	Stock Option Agreement of Bernard H. Cherry dated as of December 23, 2003. (Filed as Exhibit 10.17 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 26, 2003 filed on March 12, 2004, and incorporated herein by reference.)
10.57	Employment Agreement between Foster Wheeler Ltd. and John T. La Duc dated as of April 14, 2004. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K filed on April 15, 2004, and incorporated herein by reference.)
10.58	Change of Control Employment Agreement between Foster Wheeler Inc. and John T. La Duc dated as of April 14, 2004. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K filed on April 15, 2004, and incorporated herein by reference.)
10.59	Employment Agreement between Foster Wheeler Ltd. and Brian K. Ferraioli dated as of April 27, 2004 and effective as of December 1, 2003. (Filed as Exhibit 10.8 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 26, 2004, filed on May 5, 2004, and incorporated herein by reference.)
10.60	Change of Control Agreement between Foster Wheeler Inc. and Brian K. Ferraioli effective as of December 1, 2003. (Filed as Exhibit 10.9 to Foster Wheeler Ltd.’s. Form 10-Q for the quarter ended March 26, 2004, filed on May 5, 2004, and incorporated herein by reference.)
10.61	Employment Agreement between Foster Wheeler Ltd. and Peter J. Ganz dated as of October 10, 2005. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, filed on November 9, 2005, and incorporated herein by reference.)
10.62	Change of Control Employment Agreement between Foster Wheeler Inc. and Peter J. Ganz dated as of October 10, 2005. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, filed on November 9, 2005, and incorporated herein by reference.)
10.63	Restricted Stock Award Agreement of Peter J. Ganz dated as of October 24, 2005. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10- Q for the quarter ended September 30, 2005, filed on November 9, 2005, and incorporated herein by reference.)

Back to Contents

Exhibit No.	Exhibits

12.1	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Preferred Shares Dividend Requirements.
14.0	Revised Code of Business Conduct and Ethics. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated November 29, 2004 and filed on December 2, 2004, and incorporated herein by reference.)
21.0	Subsidiaries of the Registrant.
23.0	Consent of Independent Registered Public Accounting Firm.
31.1	Section 302 Certification of Raymond J. Milchovich
31.2	Section 302 Certification of John T. La Duc
32.1	Section 906 Certification of Raymond J. Milchovich
32.2	Section 906 Certification of John T. La Duc

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER LTD. (Registrant)

Date: March 3, 2006	BY:	/s/ LISA FRIES GARDNER

Lisa Fries Gardner Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed, as of March 3, 2006, by the following persons on behalf of the Registrant, in the capacities indicated.

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