Form 10-Q
period 2006-03-31
FOSTER WHEELER LTD
filed 2006-05-10
CIK 1130385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 001-31305

FOSTER WHEELER LTD.

(Exact name of registrant as specified in its charter)

Bermuda	22-3802649

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Perryville Corporate Park Clinton, New Jersey	08809-4000

(Address of principal executive offices)	(Zip Code)

(908) 730-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer Accelerated filer Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,967,095 shares of common stock ($0.01 par value) were outstanding as of May 3, 2006.

FOSTER WHEELER LTD.

Back to Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands of dollars, except share data and per share amounts)

(unaudited)

	Three Months Ended

	March 31, 2006	April 1, 2005

Operating revenues	$645,842	$523,065
Cost of operating revenues	(563,817)	(445,957)

Contract profit	82,025	77,108

Selling, general and administrative expenses	(51,846)	(55,217)
Other income	15,755	12,510
Other deductions	(7,479)	(9,433)
Interest expense	(7,947)	(14,748)
Minority interest	389	(1,009)

Income before income taxes	30,897	9,211
Provision for income taxes	(16,266)	(7,971)

Net income	$14,631	$1,240

Other comprehensive income/(loss):
Net income	$14,631	$1,240
Foreign currency translation adjustment	1,650	1,708
Minimum pension liability adjustment	(538)	—

Net comprehensive income	$15,743	$2,948

(Loss)/earnings per common share (see Note 1):
Net income	$14,631	$1,240
Net income allocated to preferred shareholders	—	(66)
Fair value of additional shares issued as part of warrant offers	(19,445)	—

Net (loss)/income attributable to common shareholders	$(4,814)	$1,174

Weighted-average number of common shares outstanding for basic (loss)/earnings per common share	63,069,436	41,753,245

Weighted-average number of common shares outstanding for diluted (loss)/earnings per common share	63,069,436	48,099,092

(Loss)/earnings per common share:
Basic	$(0.08)	$0.03

Diluted	$(0.08)	$0.02

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands of dollars, except share data and per share amounts)

(unaudited)

	March 31, 2006	December 30, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$407,284	$350,669
Accounts and notes receivable, net:	371,124	320,600
Contracts in process	166,631	139,328
Prepaid, deferred and refundable income taxes	19,421	20,999
Other current assets	28,201	19,927

Total current assets	992,661	851,523

Land, buildings and equipment, net	256,833	258,672
Restricted cash	18,334	21,994
Notes and accounts receivable - long-term	5,492	5,076
Investment and advances	171,844	168,193
Goodwill, net	51,100	50,982
Other intangible assets, net	63,485	64,066
Asbestos-related insurance recovery receivable	318,255	321,008
Other assets	98,470	98,621
Deferred income taxes	55,372	54,571

TOTAL ASSETS	$2,031,846	$1,894,706

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current installments on long-term debt	$17,547	$21,459
Accounts payable	203,891	233,815
Accrued expenses	295,975	300,457
Billings in excess of costs and estimated earnings on uncompleted contracts	485,106	410,676
Income taxes	41,785	31,157

Total current liabilities	1,044,304	997,564

Long-term debt	294,887	293,953
Deferred income taxes	39,893	37,406
Pension, postretirement and other employee benefits	268,900	269,147
Asbestos-related liability	447,953	466,163
Other long-term liabilities and minority interest	172,179	168,934
Deferred accrued interest on subordinated deferrable interest debentures	2,893	2,697
Commitments and contingencies

TOTAL LIABILITIES	2,271,009	2,235,864

Shareholders’ Deficit:
Preferred shares:
$0.01 par value; authorized: 2006 - 903,848 shares and 2005 - 904,251 shares;
issued: 2006 - 3,792 shares and 2005 - 4,195 shares	—	—
Common shares:
$0.01 par value; authorized: 2006 - 74,391,600 shares and 2005 - 74,391,197 shares;
issued: 2006 - 66,644,236 shares and 2005 - 57,462,262 shares	666	575
Paid-in capital	1,265,321	1,187,518
Accumulated deficit	(1,191,466)	(1,206,097)
Accumulated other comprehensive loss	(313,684)	(314,796)
Unearned compensation	—	(8,358)

TOTAL SHAREHOLDERS’ DEFICIT	(239,163)	(341,158)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,031,846	$1,894,706

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF

CHANGES IN SHAREHOLDERS’ DEFICIT

(in thousands of dollars, except share data)

(unaudited)

	Three Months Ended March 31, 2006

	Shares	Amount

Preferred Shares:
Balance at December 30, 2005	4,195	$—
Preferred shares converted into common shares	(403)	—

Balance at March 31, 2006	3,792	$—

Common Shares:
Balance at December 30, 2005	57,462,262	$575
Issuance of common shares upon exercise of common share purchase warrants	8,406,993	84
Issuance of common shares upon exercise of stock options	539,651	5
Issuance of common shares upon vesting of restricted awards	208,573	2
Issuance of common shares upon conversion of preferred shares	26,757	—

Balance at March 31, 2006	66,644,236	$666

Paid-in Capital:
Balance at December 30, 2005		$1,187,518
Issuance of common shares upon exercise of common share purchase warrants		75,252
Issuance of common shares upon exercise of stock options		5,917
Share-based compensation expense-stock options		1,771
Excess tax benefit related to equity-based incentive program		971
Reclassification of unearned compensation balance upon adoption of SFAS No. 123R		(8,358)
Share-based compensation expense-restricted share awards		2,252
Issuance of common shares upon vesting of restricted share awards		(2)

Balance at March 31, 2006		$1,265,321

Accumulated Deficit:
Balance at December 30, 2005		$(1,206,097)
Net income for the period		14,631

Balance at March 31, 2006		$(1,191,466)

Accumulated Other Comprehensive Loss:
Balance at December 30, 2005		$(314,796)
Change in accumulated translation adjustment during the period		1,650
Minimum pension liability adjustment		(538)

Balance at March 31, 2006		$(313,684)

Unearned Compensation:
Balance at December 30, 2005		$(8,358)
Reclassification of unearned compensation balance upon adoption of SFAS No. 123R		8,358

Balance at March 31, 2006		$—

Total Shareholders’ Deficit at March 31, 2006		$(239,163)

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands of dollars, except share data)

(unaudited)

	Three Months Ended

	March 31, 2006	April 1, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,631	$1,240
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	7,050	7,224
Share-based compensation	4,023	2,129
Excess tax benefit related to equity-based incentive program	(847)	—
Deferred tax	2,223	(260)
Interest expense on subordinated deferrable interest debentures	196	2,088
Gain on sale of assets	(989)	(1,451)
Earnings on equity interests, net of dividends	(1,110)	5,127
Other noncash items	(484)	816
Changes in assets and liabilities:
Increase in receivables	(48,856)	(35,207)
(Increase)/decrease in contracts in process	(26,446)	2,129
Decrease in accounts payable and accrued expenses	(37,387)	(13,233)
Increase/(decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	64,942	(1,640)
Increase in income taxes	13,105	4,521
Net change in other assets and liabilities	(15,972)	(6,515)

Net cash used in operating activities	(25,921)	(33,032)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	4,040	(2,468)
Capital expenditures	(4,287)	(1,049)
Proceeds from sale of assets	1,263	1,794
Increase in investments and advances	(167)	—
Increase in short-term investments	—	(401)

Net cash provided by/(used in) investing activities	849	(2,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Partnership distributions to minority partners	—	(2,233)
Proceeds from common share purchase warrant exercises	75,336	—
Proceeds from stock option exercises	5,922	—
Excess tax benefit related to equity-based incentive program	847	—
Payment of deferred financing costs	—	(12,877)
Proceeds from issuance of long-term debt	497	—
Repayment of long-term debt and capital lease obligations	(4,174)	(3,987)

Net cash provided by/(used in) financing activities	78,428	(19,097)

Effect of exchange rate changes on cash and cash equivalents	3,259	(3,337)

Increase/(decrease) in cash and cash equivalents	56,615	(57,590)
Cash and cash equivalents at beginning of year	350,669	291,567

Cash and cash equivalents at end of period	$407,284	$233,977

NON-CASH FINANCING ACTIVITIES

During the three months ended March 31, 2006, 403 preferred shares were converted into 26,757 common shares resulting in a negligible reduction in preferred share capital, a negligible increase in common share capital and a negligible reduction in paid-in capital.

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

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

(unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation — The condensed consolidated balance sheet as of March 31, 2006 and December 30, 2005 and the related condensed consolidated statements of operations and comprehensive income and cash flows for the three months ended March 31, 2006 and April 1, 2005 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2005 (“2005 Form 10-K”), filed with the Securities and Exchange Commission on March 3, 2006. The condensed consolidated balance sheet as of December 30, 2005 has been derived from the audited financial statements included in our 2005 Form 10-K, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. A summary of our significant accounting policies is presented below.

Principles of Consolidation — Our condensed consolidated financial statements include the accounts of Foster Wheeler Ltd. and all significant domestic and foreign subsidiary companies. Intercompany transactions and balances have been eliminated.

Our fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations. For domestic operations, the three months ended March 31, 2006 and April 1, 2005 included 13 weeks.

Revisions — Our prior period condensed consolidated statement of operations and comprehensive income has been revised to classify the amortization of intangible assets within cost of operating revenues rather than within other deductions. There was no impact on the condensed consolidated balance sheet or the condensed consolidated statement of cash flows. A summary of the financial statement line items affected by the revision is presented below.

	For the Three Months Ended

	April 1, 2005, As Previously Reported	April 1, 2005, As Revised

Cost of operating revenues	$(445,054)	$(445,957)
Contract profit	78,011	77,108
Other deductions	(10,336)	(9,433)
Net income	1,240	1,240

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

Back to Index

Revenues and profits on cost-reimbursable contracts are recorded as the costs are incurred. We include flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when we are responsible for the engineering specifications and procurement for such costs.

Contracts in process are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. As of December 30, 2005, we revised our presentation of contract-related balance sheet line items. The financial statement line item billings in excess of costs and estimated earnings on uncompleted contracts replaces the previously used line items of advances payments and estimated costs to complete long-term contracts. In addition, unbilled receivables are now included within contracts in process rather than as a component of trade receivables. Our condensed consolidated statement of cash flows for the three months ended April 1, 2005 has been revised to reflect this new presentation.

We have numerous contracts that are in various stages of completion. Such contracts require estimates to determine the cost and revenue recognition. These estimates may be revised from time to time as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” we review all of our material contracts monthly. As a result of this process, three and nine separate projects each had final estimated profit revisions exceeding $1,000 in the first three months of 2006 and 2005, respectively. These revisions, which include both increases and decreases in estimated profit, resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from those previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and therefore tend to be earned late in a project’s life cycle. If estimates of costs to complete a long-term contract indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years. The changes in final estimated profits resulted in a net (decrease)/increase to accrued profits during the first three months of 2006 and 2005 of approximately $(100) and $14,800, respectively.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. We record claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. We had recorded commercial claims receivable from customers of approximately $4,500 and $5,700 as of March 31, 2006 and December 30, 2005, respectively.

Additionally, the condensed consolidated financial statements assume recovery of $29,700 in pending and to be submitted requests for equitable adjustment (“REAs”), of which $11,900 was recorded in contracts in process as of March 31, 2006. The REAs, which relate to a project currently being executed for a U.S. government agency, include work performed and to be performed through 2008 over which time we expect to recover the total amount of the REAs. We are continuing to negotiate with the U.S. government agency regarding these REAs as well as potentially restructuring the related contract. We account for REAs similar to how we account for claims as described above, recognizing contract revenue on REAs only when the conditions set forth in paragraph 65 of SOP 81-1 are achieved.

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs on receipt of the anticipated contract. If it is not probable that pre-contract costs will be recovered under a future contract, then these costs are expensed as incurred. Costs related to anticipated contracts, which are charged to expense because their

Back to Index

recovery is not considered probable, are not subsequently reclassified to contract costs on the subsequent receipt of the contract. We had no deferred pre-contract costs as of March 31, 2006 or December 30, 2005.

Certain special-purpose subsidiaries in our global power business group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the non-cancelable service contracts.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of $285,383 and $298,839 were maintained by our foreign subsidiaries as of March 31, 2006 and December 30, 2005, respectively. These subsidiaries require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, these funds may not be readily available for repatriation to U.S. entities.

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

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method. We had inventories of $8,165 and $7,921 as of March 31, 2006 and December 30, 2005, respectively. Such amounts are recorded within other current assets on the condensed consolidated balance sheet.

Land, Buildings and Equipment — Depreciation is computed on a straight-line basis using composite estimated lives ranging from 10 to 50 years for buildings and from 3 to 35 years for equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in earnings, if any.

Restricted Cash — The following table details the restricted cash held:

	March 31, 2006			December 30, 2005

	Foreign	Domestic	Total	Foreign	Domestic	Total

Held by special purpose entities and restricted for debt service payments	$263	$272	$535	$223	$271	$494
Collateralized letters of credit and bank guarantees	8,714	—	8,714	15,571	—	15,571
Client escrow funds	8,667	418	9,085	5,204	725	5,929

Total	$17,644	$690	$18,334	$20,998	$996	$21,994

Investments and Advances — We use the equity method of accounting for affiliates in which our investment ownership is between 20% and 50% unless significant economic considerations indicate that the cost

Back to Index

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

We test for impairment at the reporting unit level as defined in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As of March 31, 2006 and December 30, 2005, we had unamortized goodwill of $51,100 and $50,982, respectively. The increase of $118 in goodwill resulted from changes in foreign currency translation rates. All of the goodwill is related to our global power business group. In accordance with SFAS No. 142, effective as of December 29, 2001, we no longer amortize goodwill, and in 2005, the fair value of the reporting units exceeded the carrying amounts.

As of March 31, 2006 and December 30, 2005, we had unamortized identifiable intangible assets of $63,485 and $64,066, respectively. The following table details amounts relating to those assets:

	March 31, 2006		December 30, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$36,712	$(17,856)	$36,594	$(17,412)
Trademarks	61,956	(17,327)	61,771	(16,887)

Total	$98,668	$(35,183)	$98,365	$(34,299)

Amortization expense related to patents and trademarks, which is recorded within cost of operating revenues on the condensed consolidated statement of operations and comprehensive income, totaled $884 and $901 for the three months ending March 31, 2006 and April 1, 2005, respectively. Amortization expense is expected to approximate $3,600 each year in the next five years.

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

Provision is made for federal income taxes, which may be payable on foreign subsidiary earnings to the extent that we anticipate that such earnings will not be permanently reinvested.

Back to Index

Foreign Currency — Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at month-end exchange rates and income and expenses and cash flows at monthly weighted-average exchange rates.

We maintain a foreign currency risk-management strategy that uses derivative instruments to protect us from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. We utilize foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the three months ended March 31, 2006 and April 1, 2005, we did not meet the requirements for deferral under SFAS No. 133 and recorded a pretax foreign exchange gain of $79 and a loss of $275, respectively. These amounts were recorded in the following line items on the condensed consolidated statement of operations and comprehensive income for the periods indicated:

	For the Three Months Ended

	March 31, 2006	April 1, 2005

Increase in cost of operating revenues	$13	$174
(Other income)/other deductions	(92)	101

Pretax (gain)/loss	$(79)	$275

The mark to market adjustments on foreign exchange contracts are recognized as deferred gains or losses and are included in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts.

Restrictions on Shareholders’ Dividends — We discontinued the common share dividend in July 2001. We are restricted from paying dividends under our senior credit agreement. Accordingly, we paid no dividends on our common shares in the first three months of 2006 or during fiscal year 2005, and we do not expect to pay dividends on our common shares for the foreseeable future.

Earnings per Common Share — Basic and diluted earnings/(loss) per common share are computed using net income/(loss) attributable to common shareholders rather than total net income. As described further in Note 8, we completed two common share purchase warrant offer transactions in January 2006, which increased the number of common shares delivered upon the exercise of our Class A and Class B warrants during the offer period. We issued 373,948 additional common shares as a result of the warrant offers. Since the warrant holders were not necessarily common shareholders prior to the warrant offers, the issuance of the additional shares is not considered a pro rata common share dividend to common shareholders. Rather, the fair value of the additional shares is treated as a preferential distribution to a sub-set of common shareholders. Accordingly, we are required to reduce net income attributable to the common shareholders by the fair value of the additional common shares when calculating earnings per common share. The fair value of the additional shares issued is $19,445, which was determined using the common share price at the time of issuance of the shares.

Basic earnings/(loss) per common share is computed by dividing net income/(loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the reporting period, excluding non-vested restricted common shares of 912,834 and 1,351,846 as of March 31, 2006 and April 1, 2005, respectively. Restricted common shares are included in the weighted-average number of common shares outstanding as such shares vest.

Diluted earnings/(loss) per share is computed by dividing net income/(loss) attributable to common shareholders by the combination of the weighted-average number of common shares outstanding during the reporting period and the impact, if any, of dilutive securities such as outstanding stock options, warrants to purchase common shares and the non-vested portion of restricted common shares and restricted common share units to the extent such securities are dilutive. In loss periods, basic and diluted loss per common share is identical since the effect of potentially dilutive securities is anti-dilutive and therefore excluded from the calculations.

Outstanding stock options and warrants have a dilutive effect under the treasury stock method when the average market price of the common shares during the period exceeds the assumed proceeds of the warrant or option. The assumed proceeds are calculated as the exercise price, plus the amount of compensation cost, if any, for future service that has not yet been recognized in the condensed consolidated statement of operations and comprehensive income, and the amount of any tax benefits that would be recorded in paid-in capital when the option or

Back to Index

warrant is exercised. Under the treasury stock method, the assumed proceeds are assumed to be used to repurchase common shares in the current period. The dilutive impact of the non-vested portion of restricted common shares and restricted common share units is determined using the treasury stock method, which includes using unrecognized compensation and tax benefits, if any, as assumed proceeds.

The computations for the denominator used in the calculation of basic and diluted (loss)/earnings per common share are as follows:

	Three Months Ended

	March 31, 2006	April 1, 2005

Weighted-average number of common shares outstanding for basic (loss)/earnings per common share	63,069,436	41,753,245
Effect of dilutive securities:
Options to purchase common shares	—	1,124,782
Warrants to purchase common shares	—	4,297,864
Unvested portion of restricted common shares and restricted common share awards	—	923,201

Weighted-average number of common shares outstanding for diluted (loss)/earnings per common share	63,069,436	48,099,092

The following table summarizes the potentially dilutive securities that have been excluded from the denominator used in the calculation of basic and diluted (loss)/earnings per common share due to their antidilutive effect:

	Three Months Ended

	March 31, 2006	April 1, 2005

Options to purchase common shares not included in the computation of diluted (loss)/earnings per common share because the options’ exercise price was greater than the average market price	194,462	387,697

Options to purchase common shares not included in
the computation of diluted (loss)/earnings per
common share due to their antidilutive effect	2,542,739	—

Warrants to purchase common shares not included in the computation of diluted (loss)/earnings per common share due to their antidilutive effect	1,434,055	—

Unvested portion of restricted common shares and
restricted common share units not included in the
computation of diluted (loss)/earnings per common
share due to their antidilutive effect	1,276,726	—

Share-Based Compensation Plans — Our share-based compensation plans are described in Note 7. We adopted the provisions of SFAS No. 123R, “Share-Based Payment,” on December 31, 2005, the first day of fiscal year 2006, using the modified prospective transition method. Under this method, share-based compensation expense recognized in the condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Although no share-based payment awards were granted in the first quarter of 2006, we will recognize compensation expense for all future share-based

Back to Index

payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

Prior to the adoption of SFAS No. 123R, share-based employee compensation expense related to stock options was not recognized in the condensed consolidated statement of operations and comprehensive income if the exercise price of the option was at least equal to the market price of our common stock on the grant date, in accordance with the measurement and recognition provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. As a result, the recognition of share-based compensation expense was generally limited to the expense attributed to restricted stock awards. In accordance, with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we provided pro forma net income or loss and net earnings or loss per common share disclosures for each period prior to the adoption of SFAS No 123R as if we had applied the fair value-based method in measuring compensation expense for all of our share-based compensation plans, including stock options. Had compensation costs for our stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, our net loss attributable to common shareholders and our basic and diluted loss per common share for the three months ended April 1, 2005 would have been as follows:

Net income attributable to common shareholders - as reported	$1,174
Add: Total stock-based employee compensation expense determined under intrinsic value based method for awards and included
within reported net income, net of $0 taxes	37
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of taxes of $46	(1,542)

Net loss attributable to common shareholders - pro forma	$(331)

Earnings/(loss) per common share - basic:
As reported	$0.03
Pro forma	$(0.01)

Earnings/(loss) per common share - diluted:
As reported	$0.02
Pro forma	$(0.01)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. We recognize the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

•

Expected volatility – we estimate the volatility of our common stock at the date of grant using a combination of unadjusted historical volatility, historical volatility adjusted for periods of unusual stock price activity, volatility of comparable companies and other factors.

•

Expected term – we estimate the expected term of options granted based on a combination of vesting schedules, life of the option, historical experience and estimates of future exercise behavior patterns.

•	Risk-free interest rate – we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected life of the options in effect at the time of grant.
•

Dividends – we use an expected dividend yield of zero since we are restricted from paying dividends under our senior credit agreement and, accordingly, we do not anticipate paying dividends in the foreseeable future.

•

Forfeitures – we estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use a combination of historical data, demographic characteristics and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to December 31, 2005, we accounted for forfeitures as they occurred. The cumulative effect adjustment related to forfeitures upon adoption of SFAS No. 123R was immaterial.

Back to Index

The fair value of restricted awards is determined using the market price of our common shares on the date of grant. We recognize the fair value of each restricted award as compensation cost ratably using the straight-line attribution method over the service period (generally the vesting period).

Recent Accounting Developments — In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

2.	Equity Interests

We own a non-controlling equity interest in two electric power generation projects and one waste-to-energy project in Italy as well as a refinery/electric power generation project in Chile. Two of the projects in Italy are each 42% owned while the third project is now 39% owned by us, after reflecting the sale of 10% of our minority equity interest in this project in April 2005. Such sale was intended to facilitate an expansion of the project, which is currently underway. The project in Chile is 85% owned by us; however, we do not have a controlling financial interest in the Chilean project. The following is summarized financial information assuming a 100% ownership interest for the entities in which we have an equity interest:

	March 31, 2006		December 30, 2005

	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Balance Sheet Data :
Current assets	$157,023	$16,183	$153,576	$25,853
Other assets (primarily buildings and equipment)	362,079	163,446	358,038	165,991
Current liabilities	25,885	18,112	44,299	21,047
Other liabilities (primarily long-term debt)	261,563	95,858	255,757	101,617
Net assets	231,654	65,659	211,558	69,180

	For the Three Months Ended

	March 31, 2006		April 1, 2005

	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Income Statement Data:
Total revenues	$83,787	$11,094	$63,535	$10,175
Gross earnings	19,579	5,883	16,258	5,069
Income before income taxes	16,772	3,764	12,566	2,531
Net earnings	15,287	3,764	7,667	1,972

Our share of the net earnings of equity affiliates, which are recorded within other income on the condensed consolidated statement of operations and comprehensive income, totaled $7,751 and $3,223 for the three months ended March 31, 2006 and April 1, 2005, respectively. Our investment in the equity affiliates, which is recorded within investment and advances on the condensed consolidated balance sheet, totaled $144,235 and $140,723 as of March 31, 2006 and December 30, 2005, respectively. Dividends of $7,328 and $8,387 were received during the three months ended March 31, 2006 and April 1, 2005, respectively.

We have certain contingent obligations related to the Chilean project. We have guaranteed the performance obligation of the project. Our contingent obligation under this guarantee is approximately $800. We also have an additional contingent obligation that is capped at $20,000 over the twenty-year life of the project’s operations and maintenance agreement, which extends through 2016. Finally, we have provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the project be insufficient to cover the debt service payments. To date, no amounts have been paid or drawn under any of these obligations.

Back to Index

3.	Long-term Debt

The following table shows the components of our long-term debt:

	March 31, 2006			December 30, 2005

	Current	Long-term	Total	Current	Long-term	Total

Senior Notes at 10.359% interest, due September 15, 2011 (including unamortized premium of $3,719 and $3,847, respectively)	$—	$115,187	$115,187	$—	$115,315	$115,315
Convertible Subordinated Notes at 6.50% interest, due June 1, 2007	—	3,070	3,070	—	3,070	3,070
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	16	52	68	16	52	68
1999C Bonds at 7.25% interest, due October 15, 2024	—	20,491	20,491	—	20,491	20,491
1999D Bonds at 7% interest, due October 15, 2009	—	254	254	—	250	250
Subordinated Deferrable Interest Debentures	—	5,963	5,963	—	5,963	5,963
Special-Purpose Project Debt:
Martinez Cogen Limited Partnership	4,060	—	4,060	7,980	—	7,980
Foster Wheeler Coque Verde, L.P.	3,293	28,858	32,151	3,293	28,858	32,151
Camden County Energy Recovery Associates	9,149	50,787	59,936	9,149	50,787	59,936
Capital Lease Obligations	1,029	63,739	64,768	1,021	63,219	64,240
Other	—	6,486	6,486	—	5,948	5,948

Total	$17,547	$294,887	$312,434	$21,459	$293,953	$315,412

Senior Credit Agreement — In March 2005, we entered into a 5-year $250,000 senior credit agreement. The senior credit agreement includes a $75,000 sub-limit for borrowings in lieu of standby letters of credit at a rate equal to LIBOR plus 5%. Standby letters of credit issued under the senior credit agreement carry a fixed price throughout the life of the facility. The assets and/or the stock of certain of our domestic and foreign subsidiaries collateralize the senior credit agreement. We paid approximately $13,724 in fees and expenses in conjunction with the execution of the senior credit agreement. Such fees will be amortized to expense over the life of the agreement.

The senior credit agreement requires us to comply with certain covenants, including a leverage ratio, a fixed charge coverage ratio and a minimum liquidity level. Compliance with the first two covenants is measured quarterly. The leverage ratio compares total indebtedness, as defined in the senior credit agreement, to EBITDA, as defined. The leverage ratio must be less than the levels specified in the senior credit agreement. The fixed charge coverage ratio compares EBITDA to total fixed charges, as defined and must be greater than the levels specified in the senior credit agreement. We must be in compliance with the minimum liquidity level covenant at all times. Our current forecast indicates that we should be in compliance with the financial covenants contained in the senior credit agreement throughout 2006.

The senior credit agreement also requires us to prepay the facility in certain circumstances from proceeds of asset sales and the issuance of debt.

We had $180,439 and $131,642 of letters of credit outstanding under the senior credit agreement as of March 31, 2006 and December 30, 2005, respectively. There were no funded borrowings outstanding as of March 31, 2006 or December 30, 2005.

In April 2006, we executed an amendment to our senior credit agreement, which provides us with additional flexibility to prepay, redeem, defease, purchase or otherwise acquire our outstanding debt securities.

Back to Index

4.	Pensions and Other Postretirement Benefits

Pension Benefits — Domestic and certain foreign subsidiaries have several pension plans covering substantially all full-time employees. The components of net periodic benefit cost are as follows:

	Three Months Ended March 31, 2006				Three Months Ended April 1, 2005

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Net Periodic Benefit Cost:
Service cost	$—	$4,679	$68	$4,747	$—	$4,591	$57	$4,648
Interest cost	4,907	8,609	321	13,837	4,738	8,278	333	13,349
Expected return on plan assets	(4,950)	(9,550)	(384)	(14,884)	(4,513)	(9,138)	(349)	(14,000)
Amortization of transition asset	—	(18)	22	4	—	(19)	20	1
Amortization of prior service cost	—	403	4	407	—	434	4	438
Other	1,078	4,104	244	5,426	944	3,762	132	4,838

Total net periodic benefit cost	$1,035	$8,227	$275	$9,537	$1,169	$7,908	$197	$9,274

We expect to contribute a total of $24,800 to our domestic pension plans and $30,040 to our foreign pension plans in 2006. As of March 31, 2006, we have made $5,300 of our expected domestic contributions and $4,682 of our expected foreign contributions.

Other Postretirement Benefits — In addition to providing pension benefits, some of our subsidiaries provide certain health care and life insurance benefits for retired employees (“other postretirement benefits”). The components of net periodic postretirement benefit cost are as follows:

	Three Months Ended

	March 31, 2006	April 1, 2005

Net Periodic Postretirement Benefit Cost:
Service cost	$48	$78
Interest cost	1,081	1,114
Amortization of prior service cost	(1,189)	(1,178)
Other	525	626

Net periodic postretirement benefit cost	$465	$640

5.	Guarantees and Warranties

We have provided indemnifications to third parties relating to businesses and/or assets that we previously owned. Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by us prior to the sale.

		Carrying Amount of Liability

	Maximum Potential Payment	March 31, 2006	December 30, 2005

Environmental indemnifications	No limit	$8,400	$8,100
Tax indemnifications	No limit	$—	$—

We provide for warranty reserves on certain of our long-term contracts. Generally, warranty reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

Back to Index

	Three Months Ended

	March 31, 2006	April 1, 2005

Balance at beginning of year	$63,200	$94,500
Accruals	4,500	3,600
Settlements	(1,800)	(3,200)
Adjustments to provisions	(1,800)	(16,400)

Balance at end of period	$64,100	$78,500

6.	Preferred Shares

We issued 599,944 preferred shares in connection with our 2004 equity-for-debt exchange. There were 3,792 preferred shares outstanding as of March 31, 2006. Each preferred share is convertible at the holder’s option into 65 common shares, or up to 246,945 additional common shares if all outstanding preferred shares are converted.

The preferred shareholders have no voting rights except in certain limited circumstances. The preferred shares have the right to receive dividends and other distributions, including liquidating distributions, on an as-converted basis if declared and paid on the common shares. The preferred shares have a $0.01 liquidation preference.

7.	Share-Based Compensation Plans

As of March 31, 2006, we had four share-based compensation plans that reserve common shares for issuance to key employees and directors, as described below. The compensation cost that has been charged against income for those plans was $4,023 and $2,129 for the first three months of 2006 and 2005, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations and comprehensive income was $80 and $87 for the first three months of 2006 and 2005, respectively. We received $5,922 in cash from option exercises under our share-based compensation plans for the three months ended March 31, 2006.

Stock Options:

In September 2004, our Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which reserves 3,667,365 common shares for issuance. The 2004 Plan provides that shares issued come from our authorized but unissued common shares. The Board of Directors shall determine the price of the options granted pursuant to the 2004 Plan. The options granted under the 2004 Plan expire up to a maximum of ten years from the date granted.

In October 2001, we granted 65,000 inducement options at an exercise price of $99.70 to our chief executive officer in connection with his employment agreement. In September 2002, we granted him a further 50,000 inducement options at an exercise price of $32.80 based upon an amendment to his employment agreement. The inducement options granted in 2001 vest 20% each year over the term of his agreement, while the inducement options granted in 2002 vest one-forty-eighth (1/48) on the date of grant and 1/48 on the first day of each successive month thereafter. The price of the options granted pursuant to these agreements was the fair market value on the date of the grant. The options granted under these agreements expire ten years from the date granted.

In November 2002, we granted 12,750 inducement options at an exercise price of $29.80 to our president and chief executive officer of Foster Wheeler North America Corp. in connection with his employment agreement. In December 2003, we granted him a further 5,000 inducement options at an exercise price of $24.10. The inducement options granted in 2002 vest ratably over five years, while the inducement options granted in 2003 vest ratably over four years. The price of the options granted pursuant to these agreements was the fair market value on the date of the grant. The options granted under these agreements expire ten years from the date granted.

In April 1995, our shareholders approved the 1995 Stock Option Plan (the “1995 Plan”). The 1995 Plan, as amended in April 1999 and May 2002, reserves 265,000 common shares for issuance. The 1995 Plan provides that shares issued come from our authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after ten years from the date granted.

Back to Index

In April 1990, our shareholders approved a Stock Option Plan for Directors of Foster Wheeler (the “Directors Plan”). On April 29, 1997, our shareholders approved an amendment of the Directors’ Stock Option Plan, which authorizes the granting of options on 20,000 shares of common stock to non-employee directors of Foster Wheeler. The Directors Plan provides that shares issued come from our authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after ten years from the date granted.

A summary of stock option activity as of March 31, 2006, and changes during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price

Outstanding as of December 30, 2005	3,284,010	$29.00
Granted	—	—
Exercised	(539,651)	10.97
Canceled, forfeited or expired	(19,658)	473.87

Outstanding as of March 31, 2006	2,724,701	$29.35

The following table summarizes our stock options outstanding as of March 31, 2006:

			Options Outstanding

Range of Exercise Prices			Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value

$9.38	to	$9.38	2,200,482	1.51 years	$9.38	$83,469
23.20	to	33.00	328,707	4.02 years	27.74	6,433
43.40	to	43.40	1,050	7.08 years	43.40	4
99.70	to	127.50	97,819	5.25 years	105.20	—
163.13	to	232.00	25,600	4.00 years	188.39	—
270.00	to	301.25	30,539	2.89 years	282.68	—
550.00	to	745.00	38,675	1.31 years	641.64	—
843.75	to	913.75	1,829	0.12 years	885.85	—

$9.38	to	$913.75	2,724,701	1.99 years	$29.35	$89,906

Back to Index

The following table summarizes our stock options exercisable as of March 31, 2006:

			Options Exercisable

Range of Exercise Prices			Number Exercisable	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value

$9.38	to	$9.38	349,624	1.51 years	$9.38	$13,262
23.20	to	33.00	158,750	5.24 years	30.13	2,727
43.40	to	43.40	1,050	7.08 years	43.40	4
99.70	to	127.50	84,819	5.20 years	106.04	—
163.13	to	232.00	19,300	4.03 years	184.60	—
270.00	to	301.25	30,539	2.89 years	282.68	—
550.00	to	745.00	38,675	1.31 years	641.64	—
843.75	to	913.75	1,829	0.12 years	885.85	—

$9.38	to	$913.75	684,586	2.96 years	$76.62	$15,993

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of March 31, 2006. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the options that were in-the-money at that date. The total intrinsic value of the options exercised during the three months ended March 31, 2006 was $16,182, determined as of the date of exercise.

As of March 31, 2006, there was $4,828 of total unrecognized compensation cost related to the stock options. That cost is expected to be recognized over a weighted-average period of 9 months.

Restricted Awards:

In September 2004, our Board of Directors adopted the Management Restricted Stock Plan (the “Restricted Stock Plan”), which reserves 1,958,634 common shares for issuance. The restricted awards granted pursuant to the Restricted Stock Plan may be in the form of restricted shares or restricted share units. Restricted shares have immediate voting rights and restricted share units give the holders voting rights upon vesting. The restricted awards provide that issued shares may not be sold or otherwise transferred until restrictions lapse. The Restricted Stock Plan provides that shares issued come from our authorized but unissued common shares. The Board of Directors determines the terms and conditions of the awards granted pursuant to the Restricted Stock Plan.

A summary of restricted award activity as of March 31, 2006, and changes during the three months then ended is presented below:

	Restricted Shares		Restricted Share Units

	Shares	Weighted- Average Exercise Price	Units	Weighted- Average Exercise Price

Nonvested as of December 30, 2005	1,111,181	$9.52	578,548	$10.18
Granted	—	—	—	—
Vested	(198,347)	9.79	(208,573)	10.21
Canceled, forfeited or expired	—	—	(6,083)	12.30

Nonvested as of March 31, 2006	912,834	$9.46	363,892	$10.13

As of March 31, 2006, there was $6,030 of total unrecognized compensation cost related to the restricted awards. That cost is expected to be recognized over a weighted-average period of 8 months. The total fair value of shares vested during the three months ended March 31, 2006 was $14,977.

Back to Index

Omnibus Incentive Plan:

On May 9, 2006, our shareholders approved a new Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-contingent shares, performance-contingent units, cash-based awards and other equity-based awards to our employees, non-employee directors and third-party service providers. The Omnibus Plan effectively replaces our prior stock plans, and no further options or equity-based awards will be granted under any of the other above noted share-based compensation plans. The maximum number of shares as to which stock options and stock awards may be granted under the Omnibus Plan is 4,080,000 shares, plus (i) the number of shares that remains available for grant under the other above noted compensation plans as of May 9, 2006 (but not to exceed 700,000) and (ii) shares that would have again become available for issuance pursuant to the terms of the awards previously granted under the above noted compensation plans and outstanding as of May 9, 2006 if those awards expire, terminate or are otherwise forfeited before being exercised or settled in full (but not to exceed 5,000,000).

Impact of the Adoption of SFAS No. 123R:

We adopted the provisions of SFAS No. 123R on December 31, 2005, the first day of fiscal year 2006. See Note 1 for information regarding the adoption of SFAS No. 123R. The following table summarizes the share-based compensation expense for stock options that were recorded in accordance with SFAS No. 123R for the three months ended March 31, 2006:

Selling, general and administrative expenses	$1,771

Reduction of income before income taxes	(1,771)
Related income tax benefits	—

Reduction of net income	$(1,771)

Reduction of earnings per common share:
Basic and diluted	$(0.03)

Prior to the adoption of SFAS No. 123R, we presented unearned compensation as a separate component of shareholders’ deficit. In accordance with the provisions of SFAS No. 123R, we reclassified the balance in unearned compensation to paid-in capital on our balance sheet as of December 31, 2005.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on our statement of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as financing cash flows. Accordingly, we classified $847 in excess tax benefits as financing cash inflows rather than as operating cash inflows on our condensed consolidated statement of cash flows for the three months ended March 31, 2006.

8.	Common Share Purchase Warrants

In connection with the equity-for-debt exchange consummated in 2004, we issued 4,152,914 Class A common share purchase warrants and 40,771,560 Class B common share purchase warrants. Each Class A warrant entitles its owner to purchase 1.6841 common shares at an exercise price of $9.378 per common share thereunder, subject to the terms of the warrant agreement between the warrant agent and us. The Class A warrants are exercisable on or before September 24, 2009. Each Class B warrant entitles its owner to purchase 0.0723 common shares at an exercise price of $9.378 per common share thereunder, subject to the terms and conditions of the warrant agreement between us and the warrant agent. The Class B warrants are exercisable on or before September 24, 2007.

In January 2006, we completed transactions which increased the number of common shares to be delivered upon the exercise of our Class A and Class B common share purchase warrants during the offer period and raised $75,336 in net proceeds. The exercise price per warrant was not increased in the offers. Holders of approximately 95% of the Class A warrants and 57% of the Class B warrants participated in the offers resulting in the aggregate issuance of approximately 8,403,500 common shares.

Including the above noted warrant transactions, 3,943,796 Class A warrants and 25,807,814 Class B warrants have been exercised into 8,881,601 common shares in the aggregate through March 31, 2006. The number

Back to Index

of common shares issuable upon the exercise of the remaining outstanding Class A warrants and Class B warrants is approximately 1,434,055 as of March 31, 2006.

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

9.	Income Taxes

Our total provision for income taxes of $16,266 on income before income taxes of $30,897 yields an effective tax rate of 52.6%. This provision differs from the amount of income tax determined by applying the U.S. statutory rate of 35% to income before income taxes primarily as a result of non-U.S. earnings being taxed at rates lower than the U.S. statutory rate, offset by a valuation allowance of $7,583 related to the U.S. losses resulting primarily from the expenses of the Corporate and Finance Group (“C&F Group”). Thus, the difference between the statutory and effective tax rates for the three months ended March 31, 2006 and April 1, 2005 results predominantly from taxable income in certain jurisdictions (primarily non-U.S.) combined with a valuation allowance offsetting other loss benefits in other jurisdictions (primarily U.S.). We continue to experience a negative impact in our effective tax rate due to a significant increase in our valuation allowance under SFAS No. 109, “Accounting for Income Taxes,” for losses generated in the U.S. This is partially offset by the positive impact of decreases to our valuation allowance under SFAS No. 109 in certain non-U.S. jurisdictions.

10.	Business Segments

We operate through two business groups, which also constitute separate reportable segments: our Global Engineering and Construction Group (“Global E&C Group”) and our Global Power Group. Our Global E&C Group, which operates worldwide, designs, engineers and constructs upstream oil and gas processing facilities, oil refining, chemical and petrochemical, pharmaceutical, natural gas liquefaction facilities and receiving terminals, and related infrastructure, including power generation and distribution facilities. Our Global E&C Group provides engineering, project management and construction management services, and purchases equipment, materials and services from third-party suppliers and contractors. Our Global E&C Group owns one of the leading refinery residue upgrading technologies and hydrogen production processes used in oil refineries and petrochemical plants. Additionally, our Global E&C Group has experience with, and is able to work with, a wide range of refining, chemical and oil and gas processes owned by others. Our Global E&C Group performs international environmental remediation services, together with related technical, engineering, design and regulatory services. Our Global E&C Group is also involved in the development, engineering, construction and ownership of power generation facilities. Our Global E&C Group generates revenues from engineering and construction activities pursuant to long-term contracts spanning up to four years in duration, from operating activities pursuant to the long-term sale of project outputs, such as electricity, and from returns on its equity investments in various production facilities.

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

Back to Index

In addition, corporate center expenses, corporate debt expenses, restructuring expenses and certain legacy liabilities, such as asbestos, are reported independently in the C&F Group.

	Total	Global E&C Group		Global Power Group		C&F Group(1)

For the three months ended March 31, 2006
Third-party revenues	$645,842	$423,153		$222,660		$29

EBITDA	$45,894	$54,959	(2)	$13,825	(2)	$(22,890	) (2)

Less: Interest expense	(7,947)
Less: Depreciation and amortization	(7,050)

Income before income taxes	30,897
Provision for income taxes	(16,266)

Net income	$14,631

For the three months ended April 1, 2005
Third-party revenues	$523,065	$330,680		$192,381		$4

EBITDA	$31,183	$26,388	(3)	$29,572	(3)	$(24,777	) (3)

Less: Interest expense	(14,748)
Less: Depreciation and amortization	(7,224)

Income before income taxes	9,211
Provision for income taxes	(7,971)

Net income	$1,240

(1).	Includes general corporate income and expense, our captive insurance operation and eliminations.
(2).	Includes in the three months ended March 31, 2006: the regular re-evaluation of contract profit estimates of $(100): $2,300 in our Global E&C Group and $(2,400) in our Global Power Group.
(3).

Includes in the three months ended April 1, 2005: the regular re-evaluation of contract profit estimates of $14,800: $5,500 in our Global E&C Group and $9,300 in our Global Power Group; credit agreement costs associated with the previous senior credit facility of $(3,700) in our C&F Group; and charges for severance cost of $(100) in our Global E&C Group.

Operating revenues by industry were as follows:

	Three Months Ended

	March 31, 2006	April 1, 2005

Power generation	$253,904	$220,010
Oil refining	134,042	107,129
Pharmaceutical	26,710	53,301
Oil and gas	122,595	50,863
Chemical/petrochemical	76,988	49,008
Power plant operation	25,209	25,049
Environmental	5,721	10,788
Eliminations and other	673	6,917

Total third-party revenues	$645,842	$523,065

11.	Litigation and Uncertainties

Asbestos

Some of our U.S. and U.K. subsidiaries are defendants in numerous asbestos-related lawsuits and out-of-court informal claims pending in the United States and United Kingdom. Plaintiffs claim damages for personal injury

Back to Index

alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by our subsidiaries during the 1970s and prior.

United States

A summary of claim activity for the three months ended March 31, 2006 and April 1, 2005 is as follows:

	Number of Claims

	For the Three Months Ended

	March 31, 2006	April 1, 2005

Open claims at beginning of period	164,820	167,760
New claims	2,740	4,240
Claims resolved	(3,320)	(4,200)

Open claims at end of period	164,240	167,800

We had the following asbestos-related assets and liabilities recorded on our condensed consolidated balance sheet as of March 31, 2006 and December 30, 2005:

	March 31, 2006	December 30, 2005

Asbestos-related assets recorded within:
Accounts and notes receivable	$25,100	$24,200
Asbestos-related insurance recovery receivable	292,900	295,800

Total asbestos-related assets	$318,000	$320,000

Asbestos-related liabilities recorded within:
Accrued expenses	$75,000	$75,000
Asbestos-related liability	422,600	441,000

Total asbestos-related liabilities	$497,600	$516,000

Since year-end 2004, we have worked with Analysis Research Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs for the following 15-year period. ARPC reviews our asbestos indemnity payments, defense costs and claims activity during the previous year and compares them to our 15-year forecast prepared at the previous year-end. We reduced our estimated year-end 2005 liability for payments and settlements made during the quarter ended March 31, 2006.

The amount spent on asbestos litigation, defense, and case resolution was $18,400 and $22,500 for the three months ended March 31, 2006 and April 1, 2005, respectively. We funded $16,400 of the payments made during the three months ended March 31, 2006, while all remaining amounts were paid from insurance settlement proceeds. Through March 31, 2006, total indemnity costs paid were approximately $525,300 and total defense costs paid were approximately $140,400, prior to insurance recoveries. The overall average combined indemnity and defense cost per resolved claim since 1993 was approximately $2.2. The average cost per resolved claim is increasing and we believe will continue to increase in the future.

As of March 31, 2006, total asbestos-related liabilities were comprised of an estimated liability of $205,300 relating to open (outstanding) claims being valued and an estimated liability of $292,300 relating to future unasserted claims.

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

Based on their review of 2005 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability over the next 15 years be updated as of year-end 2005. Accordingly, we worked with ARPC to develop a revised estimate of our indemnity and defense costs through 2020. At year-end 2005, we increased our

Back to Index

liability for asbestos indemnity and defense costs through 2020 to $516,000, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a loss of $113,700 in the fourth quarter of 2005.

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

The asbestos-related asset amount recorded within accounts and notes receivable reflects amounts due in the next 12 months under executed settlement agreements with insurers and does not include any estimate for future settlements. The amount recorded as asbestos-related insurance recovery receivable includes an estimate of recoveries from unsettled insurers based upon assumptions relating to cost allocation, the application of New York law, and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers.

Since year-end 2005, we have worked with Peterson Risk Consulting, nationally recognized experts in the estimation of insurance recoveries, to review our estimate of the value of the unsettled insurance asset and assist in the estimation of our primary and unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimate, and allocation methodology assumptions we provided them, Peterson Risk Consulting provided an analysis of the unsettled insurance asset as of year-end 2005. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset. As of March 31, 2006, we reduced our estimated year-end 2005 asbestos insurance asset for insurance settlement proceeds paid to third parties during the quarter.

As of March 31, 2006, we estimate the value of our asbestos insurance asset contested by our subsidiaries’ insurers in ongoing litigation as $115,000. The litigation relates to the proper allocation of the coverage liability among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.

An adverse outcome in the pending insurance litigation described above could significantly limit our insurance recoveries. However, a favorable outcome in all or part of the litigation could significantly increase available insurance recoveries above our current estimate. In this regard, on January 10, 2005, a New York state trial court entered an order finding that New York, rather than New Jersey, law applies in the litigation described above regarding the allocation of liability for asbestos-related personal injury claims among our subsidiaries and their various insurers. Prior to entry of the New York court order, we had calculated estimated insurance recoveries applying New Jersey law. The application of New York, rather than New Jersey, law would result in our subsidiaries realizing lower insurance recoveries. Thus, as a result of this decision and other factors, we estimated our insurance asset assuming application of New York law and we recorded a charge to earnings in the fourth quarter of 2004 of approximately $75,800 and reduced the year-end 2004 carrying value of our probable insurance recoveries by a similar amount. Unless this decision is reversed, we expect that we will be required to fund a larger portion of our asbestos liabilities from our own cash. The amount and timing of these funding requirements will be dependent upon, among other things, litigated or negotiated resolution of the various disputes with our insurers with whom we have not yet settled. On February 16, 2005, our subsidiaries filed an appeal of this decision to a higher court. Our appeal is currently pending and there can be no assurances as to the timing or the outcome. If New Jersey law were applied and if we were to prevail on the issues being litigated, our asbestos insurance asset could increase significantly. If we prevail in whole or in part in the litigation, we will re-value our asset based on the asbestos liability estimated at that time.

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

Back to Index

delays in receiving from our insurers amounts owed to our subsidiaries, will have a material adverse effect on our financial condition, results of operations and cash flow.

The pending coverage litigation and active negotiations with other insurers are continuing.

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

We funded $16,400 of asbestos liabilities from our cash flow in the first three months of 2006. While we expect active settlement negotiations with unsettled insurers to continue during 2006, we may determine that the appropriate course of action is to continue to fund a portion of our asbestos liabilities during 2006 while the coverage litigation and settlement negotiations continue. If we elect to continue this course of action, we may spend from our cash flow up to an additional $34,600 in the balance of 2006. This estimate assumes no additional settlements with insurance companies and is considered in our liquidity forecast.

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

The estimate of the liabilities and assets related to asbestos claims and recoveries is subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainties as to the ultimate number and type of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies with asbestos claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. As occurred in 2005, increases in the number of claims filed or costs to resolve those claims could cause us to increase further the estimates of the costs associated with asbestos claims and could have a material adverse effect on our financial condition, results of operations, and cash flows.

United Kingdom

Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 783 claims have been brought against our U.K. subsidiaries of which 325 remained open at March 31, 2006. None of the settled claims has resulted in material costs to us.

As of March 31, 2006, we had recorded total liabilities of $26,400 comprised of an estimated liability relating to open (outstanding) claims of $3,100 and an estimated liability relating to future unasserted claims of $23,300. Of the total, $1,000 is recorded in accrued expenses and $25,400 is recorded in asbestos-related liability on the condensed consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $1,000 is recorded in accounts and notes receivable and $25,400 is recorded as asbestos-related insurance recovery receivable on the condensed consolidated balance sheet. The liability and asset estimates are based on a recent U.K. court of appeal ruling that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. Should this ruling be reversed, the asbestos liability and asset recorded in the U.K. would approximate $66,200.

Project Claims

In the ordinary course of business, we are parties to litigation involving clients and subcontractors arising out of project contracts. Such litigation includes claims and counterclaims by and against us for canceled contracts, for additional costs incurred in excess of current contract provisions, as well as for back charges for alleged breaches

Back to Index

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

In addition to the matters described above, arbitration has been commenced against us arising out of a compact circulating fluidized-bed boiler that we engineered, supplied and erected for a client in Asia. In addition to claims for damages for breach of contract, the client is seeking to rescind the contract based upon alleged material misrepresentations by us. If such relief were granted, we could be compelled to reimburse the client for the purchase price paid (approximately $25,700), in addition to other damages, which have not yet been quantified. We are vigorously defending the case and have counterclaimed for unpaid receivables (approximately $5,200), plus interest, for various breaches and non-performance by the client. Due to its age, a reserve for the full amount of the receivable was taken prior to arbitration. Procedurally, the liability and damages portions of the case have been separated. The hearing on the liability portion is scheduled to begin in mid-June 2006. If the case is not dismissed following the liability hearing, a final award is not expected until 2007. Based upon our investigation and the proceedings to date, there appear to be valid defenses to the claim. However, it is premature to predict the outcome of this proceeding.

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

We are currently in a dispute with our client in connection with two power plants that we designed and built in Eastern Europe. The dispute primarily concerns whether liquidated damages (“LDs”) are due to the client under the contract for delayed completion of the projects. The client contends that it is owed LDs, capped under the contract at approximately €39,700 (approximately $48,100), and is retaining as security for these LDs approximately €22,000 (approximately $26,700) in contract payments otherwise due to us for work performed. The client contends that it is owed an additional amount (approximately €3,000 (approximately $3,600)) for the cost of consumable materials it had to incur due to the extended commissioning period on both projects and the cost to relocate a piece of equipment on one of the projects. We believe that the period of delay for which the client is seeking LDs is grossly overstated, as the client’s calculation does not include an extension of time to which it had agreed, as well as extensions of time to which we are entitled for client-caused and other excusable delays. We also believe that the LDs provision may be unenforceable under the controlling (English) law. In mid-March 2006, we served a demand for arbitration on our client, seeking payment of the €22,000 (approximately $26,700) in retention that is being held by the client for LDs, plus approximately €4,900 (approximately $5,900) in interest on the retained funds, as well as approximately €11,000 (approximately $13,300) in additional compensation for extra work performed beyond the original scope of the contracts. The matter is in its early stages. Accordingly, it is premature to predict the outcome of this matter.

Camden County Waste-to-Energy Project

One of our project subsidiaries, Camden County Energy Recovery Associates, LP (“CCERA”) owns and operates a waste-to-energy facility in Camden County, New Jersey (the “Project”). The Pollution Control Finance Authority of Camden County (“PCFA”) issued bonds to finance the construction of the Project and to acquire a landfill for Camden County’s use. Pursuant to a loan agreement between the PCFA and CCERA, proceeds from the bonds were loaned by the PCFA to CCERA and used by CCERA to finance the construction of the facility. Accordingly, the proceeds of this loan were recorded as debt on CCERA’s balance sheet and, therefore, are included in our condensed consolidated balance sheet. CCERA’s obligation to service the debt incurred pursuant to the loan agreement is limited to depositing all tipping fees and electric revenues received with the trustee of the PCFA bonds. The trustee is required to pay CCERA its service fees prior to servicing the PCFA bonds. CCERA has no further debt repayment obligations under the loan agreement with the PCFA.

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

Environmental Matters

CERCLA and Other Remedial Matters

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

We currently own and operate industrial facilities, and we have also transferred our interests in industrial facilities that we formerly owned or operated. It is likely that as a result of our current or former operations hazardous substances have impacted such facilities. We also have received and may continue to receive claims pursuant to indemnity obligations from the present owners of facilities we have transferred, which claims may require us to incur costs for investigation and/or remediation.

We are currently engaged in investigation and/or remediation under the supervision of the applicable regulatory authorities at four of our or our subsidiaries’ former facilities. In addition, we sometimes engage in investigation and/or remediation without the supervision of a regulatory authority. Although we do not expect the environmental conditions at our present or former facilities to cause us to incur material costs in excess of those for which reserves have been established, it is possible that various events could cause us to incur costs materially in excess of our present reserves in order to fully resolve any issues surrounding those conditions. Further, no assurance can be provided that we will not discover additional environmental conditions at our currently or formerly owned or operated properties, or that additional claims will not be made with respect to formerly owned properties, requiring us to incur material expenditures to investigate and/or remediate such conditions.

We have been notified that we are a potentially responsible party (“PRP”) under CERCLA or similar state laws at three off-site facilities. At each of these sites, our liability should be substantially less than the total site remediation costs because the percentage of waste attributable to us compared to that attributable to all other PRPs is low. We do not believe that our share of cleanup obligations at any of the off-site facilities as to which we have received a notice of potential liability will exceed $500 in the aggregate. We have also received and responded to a

Back to Index

request for information from the United States Environmental Protection Agency (“USEPA”) regarding a fourth off-site facility. We do not know what, if any, further actions USEPA may take regarding this fourth off-site facility.

Mountain Top

In February 1988, one of our subsidiaries, Foster Wheeler Energy Corporation (“FWEC”), entered into a Consent Agreement and Order with the USEPA and the Pennsylvania Department of Environmental Protection (“PADEP”) regarding its former manufacturing facility in Mountain Top, Pennsylvania. The order essentially required FWEC to investigate and remediate as necessary contaminants, including trichloroethylene (“TCE”), in the soil and groundwater at the facility. Pursuant to the order, in 1993 FWEC installed a “pump and treat” system to remove TCE from the groundwater. It is not possible at the present time to predict how long FWEC will be required to operate and maintain this system.

In the fall of 2004, FWEC sampled the private domestic water supply wells of certain residences in Mountain Top and identified approximately 30 residences whose water supply contained TCE at levels in excess of Safe Drinking Water Act standards. The subject residences are located approximately one mile to the southwest of the historic source of the TCE at the former FWEC facility.

Since that time, FWEC, USEPA, and PADEP have been cooperating in an investigation that seeks to, among other things, identify the source(s) of the TCE in the residential wells. Although FWEC believes the available evidence is not sufficient to support a conclusion that it is a PRP as to the TCE in the residential wells, in August 2005 FWEC entered into a settlement agreement with USEPA whereby FWEC agreed to arrange and pay for the hookup of public water to the affected residences, which will involve the extension of a water main and the installation of laterals from the main to the affected residences and which is in progress. There is also a possibility that FWEC would incur further costs if it were required to conduct a more formal study to better define the affected area. Since October 2004, FWEC has been providing the potentially affected residences with temporary replacement water, and has arranged to have filters to remove the TCE installed, tested and maintained. FWEC is incurring costs related to public outreach and communications in the affected area. Finally, FWEC may be required to pay the agencies’ costs in overseeing and responding to the situation. FWEC has accrued its best estimate of the cost of the foregoing.

Other costs to which FWEC could be exposed could include, among other things, other costs associated with supplying public water, FWEC’s counsel and consulting fees, further agency oversight and/or response costs, costs and exposure related to the litigation described below, and other costs related to possible further investigation and/or remediation. At present, it is not possible to determine whether FWEC will be determined to be liable for some of the items described in this paragraph, nor is it possible to reliably estimate the potential liability associated with the items.

If one or more third parties are determined to be a source of the TCE, FWEC will evaluate its options regarding the recovery of the costs FWEC has incurred, which options could include seeking to recover those costs from those determined to be a source.

In March 2006, a complaint was filed in an action entitled Sarah Martin and Jeffrey Martin v. Foster Wheeler Energy Corporation, Case No. 3376-06, Court of Common Pleas, Luzerne County, Pennsylvania. The complaint alleges that it is filed on behalf of the Martins and more than 25 others similarly situated whose wells were contaminated with a hazardous substance, TCE, that was released at FWEC’s site. The complaint seeks to recover costs of environmental remediation and continued environmental monitoring of alleged class members’ property, diminution in property value, costs associated with obtaining healthy water, the establishment of a medical monitoring trust fund, statutory, treble and punitive damages, and interest and the costs of the suit.

Also in March 2006, a Praecipe for Writ of Summons was filed in an action entitled Gary Prezkop, Personal Representative of the Estate of Mary Prezkop, Deceased, and Gary Prezkop, in his own right, v. Foster Wheeler Energy Corporation and Leonard M. Lulis. Case No. 000545, Court of Common Pleas, Philadelphia County, Pennsylvania. Although no complaint has yet been served, TCE is mentioned in the Civil Cover Sheet filed by the plaintiff.

In April 2006, a complaint was filed in an action entitled Donna Rose Cunningham and Michael A. Cunningham v. Foster Wheeler Energy Corporation, United States District Court, Middle District of Pennsylvania. The complaint’s allegations are generally similar to those in the Martin case, except that the complaint is on behalf of

Back to Index

the Cunninghams only, not an alleged class, and except that the Cunninghams have included a claim for embarrassment, humiliation, and emotional distress.

Based upon our investigation and the proceedings to date, FWEC appears to have legitimate defenses to the claims brought against it in the above proceedings. However, it is premature to predict the outcome of these proceedings.

Other Environmental Matters

Our operations, especially our manufacturing and power plants, are subject to comprehensive laws adopted for the protection of the environment and to regulate land use. The laws of primary relevance to our operations regulate the discharge of emissions into the water and air, but can also include hazardous materials handling and disposal, waste disposal and other types of environmental regulation. These laws and regulations in many cases require a lengthy and complex process of obtaining licenses, permits and approvals from the applicable regulatory agencies. Noncompliance with these laws can result in the imposition of material civil or criminal fines or penalties. We believe that we are in substantial compliance with existing environmental laws. However, no assurance can be provided that we will not become the subject of enforcement proceedings that could cause us to incur material expenditures. Further, no assurance can be provided that we will not need to incur material expenditures beyond our existing reserves to make capital improvements or operational changes necessary to allow us to comply with future environmental laws.

With regard to the foregoing, the waste-to-energy facility operated by our CCERA project subsidiary is subject to certain revisions to New Jersey’s mercury air emission regulations. The revisions make CCERA’s mercury control requirements more stringent, especially when the last phase of the revisions becomes effective in 2012. CCERA’s management believes that the data generated during recent stack testing tends to indicate that the facility will be able to comply with even the most stringent of the regulatory revisions without installing additional control equipment. Even if the equipment had to be installed, CCERA believes that the project’s sponsor would be responsible to pay for the equipment. However, the sponsor may not have sufficient funds to do so. Preliminary budgetary estimates of the cost of installing the additional control equipment are approximately $24,000 based upon 2006 pricing.

Back to Index

12.	Consolidating Financial Information
A.	Convertible Notes

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

In 2004, we completed an equity-for-debt exchange in which we issued common shares and preferred shares in exchange for a portion of the convertible notes. We had $3,070 of convertible notes outstanding as of both March 31, 2006 and December 30, 2005.

The following represents summarized condensed consolidating financial information as of March 31, 2006 and December 30, 2005 with respect to our financial position, and for the three months ended March 31, 2006 and April 1, 2005 for our results of operations and for our cash flows.

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

Back to Index

12.	Consolidating Financial Information – (Continued)
A.	Convertible Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2006

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$407,284	$—	$407,284
Accounts and notes receivable, net	835,890	139,869	381,526	(986,161)	371,124
Contracts in process	—	—	166,631	—	166,631
Other current assets	—	—	47,622	—	47,622

Total current assets	835,890	139,869	1,003,063	(986,161)	992,661
Investments in subsidiaries and others	(1,288,355)	(811,798)	(304,529)	2,576,526	171,844
Land, buildings and equipment, net	—	—	256,833	—	256,833
Notes and accounts receivable - long-term	210,000	487,108	11,991	(703,607)	5,492
Intangible assets, net	—	—	114,585	—	114,585
Asbestos-related insurance recovery receivable	—	292,909	25,346	—	318,255
Other assets	—	11,624	160,552	—	172,176

TOTAL ASSETS	$(242,465)	$119,712	$1,267,841	$886,758	$2,031,846

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$(6,372)	$824,333	$668,066	$(986,161)	$499,866
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	485,106	—	485,106
Other current liabilities	—	—	59,332	—	59,332

Total current liabilities	(6,372)	824,333	1,212,504	(986,161)	1,044,304
Long-term debt	3,070	121,150	170,667	—	294,887
Pension, postretirement and other employee benefits	—	—	268,900	—	268,900
Asbestos-related liability	—	422,606	25,347	—	447,953
Other long-term liabilities and minority interest	—	39,794	878,778	(703,607)	214,965

TOTAL LIABILITIES	(3,302)	1,407,883	2,556,196	(1,689,768)	2,271,009

Common stock and paid-in capital	1,265,987	242,613	242,613	(485,226)	1,265,987
Accumulated deficit	(1,191,466)	(1,217,100)	(1,217,284)	2,434,384	(1,191,466)
Accumulated other comprehensive loss	(313,684)	(313,684)	(313,684)	627,368	(313,684)

TOTAL SHAREHOLDERS’ DEFICIT	(239,163)	(1,288,171)	(1,288,355)	2,576,526	(239,163)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(242,465)	$119,712	$1,267,841	$886,758	$2,031,846

Back to Index

12.	Consolidating Financial Information – (Continued)

A.	Convertible Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET

December 30, 2005

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$350,669	$—	$350,669
Accounts and notes receivable, net	743,014	126,854	331,033	(880,301)	320,600
Contracts in process	—	—	139,328	—	139,328
Other current assets	—	—	40,926	—	40,926

Total current assets	743,014	126,854	861,956	(880,301)	851,523
Investments in subsidiaries and others	(1,295,119)	(811,440)	(315,317)	2,590,069	168,193
Land, buildings and equipment, net	—	—	258,672	—	258,672
Notes and accounts receivable - long-term	210,000	487,108	5,377	(697,409)	5,076
Intangible assets, net	—	—	115,048	—	115,048
Asbestos-related insurance recovery receivable	—	295,845	25,163	—	321,008
Other assets	—	12,359	162,827	—	175,186

TOTAL ASSETS	$(342,105)	$110,726	$1,113,726	$1,012,359	$1,894,706

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$(4,017)	$826,356	$592,234	$(880,301)	$534,272
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	410,676	—	410,676
Other current liabilities	—	—	52,616	—	52,616

Total current liabilities	(4,017)	826,356	1,055,526	(880,301)	997,564
Long-term debt	3,070	121,278	169,605	—	293,953
Pension, postretirement and other employee benefits	—	—	269,147	—	269,147
Asbestos-related liability	—	441,000	25,163	—	466,163
Other long-term liabilities and minority interest	—	17,042	889,404	(697,409)	209,037

TOTAL LIABILITIES	(947)	1,405,676	2,408,845	(1,577,710)	2,235,864

Common stock and paid-in capital	1,188,093	242,613	242,613	(485,226)	1,188,093
Accumulated deficit	(1,206,097)	(1,222,767)	(1,222,936)	2,445,703	(1,206,097)
Accumulated other comprehensive loss	(314,796)	(314,796)	(314,796)	629,592	(314,796)
Unearned compensation	(8,358)	—	—	—	(8,358)

TOTAL SHAREHOLDERS’ DEFICIT	(341,158)	(1,294,950)	(1,295,119)	2,590,069	(341,158)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(342,105)	$110,726	$1,113,726	$1,012,359	$1,894,706

Back to Index

12.	Consolidating Financial Information – (Continued)
A.	Convertible Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME/(LOSS)

Three Months Ended March 31, 2006

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$645,842	$—	$645,842
Cost of operating revenues	—	—	(563,817)	—	(563,817)

Contract profit	—	—	82,025	—	82,025

Selling, general and administrative expenses	(1,771)	—	(50,075)	—	(51,846)
Other income	1,492	11,279	16,350	(13,366)	15,755
Other deductions and minority interest	(1,253)	(15)	(5,822)	—	(7,090)
Interest expense	(50)	(3,632)	(17,631)	13,366	(7,947)
Equity in net income of subsidiaries	17,184	9,567	7,632	(34,383)	—

Income before income taxes	15,602	17,199	32,479	(34,383)	30,897
Provision for income taxes	(971)	—	(15,295)	—	(16,266)

Net income	14,631	17,199	17,184	(34,383)	14,631

Other comprehensive income/(loss):
Foreign currency translation adjustment	1,650	1,650	1,650	(3,300)	1,650
Minimum pension liability adjustment	(538)	(538)	(538)	1,076	(538)

Net comprehensive income	$15,743	$18,311	$18,296	$(36,607)	$15,743

Back to Index

12.	Consolidating Financial Information – (Continued)
A.	Convertible Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME/(LOSS)

Three Months Ended April 1, 2005

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$523,065	$—	$523,065
Cost of operating revenues	—	—	(445,957)	—	(445,957)

Contract profit	—	—	77,108	—	77,108

Selling, general and administrative expenses	5,279	—	(60,496)	—	(55,217)
Other income	50	11,292	12,541	(11,373)	12,510
Other deductions and minority interest	—	(3,355)	(7,087)	—	(10,442)
Interest expense	(62)	(9,368)	(16,691)	11,373	(14,748)
Equity in net loss of subsidiaries	(4,027)	(2,584)	(1,431)	8,042	—

Income/(loss) before income taxes	1,240	(4,015)	3,944	8,042	9,211
Provision for income taxes	—	—	(7,971)	—	(7,971)

Net income/(loss)	1,240	(4,015)	(4,027)	8,042	1,240

Other comprehensive income:
Foreign currency translation adjustment	1,708	1,708	1,708	(3,416)	1,708

Net comprehensive income/(loss)	$2,948	$(2,307)	$(2,319)	$4,626	$2,948

Back to Index

12.	Consolidating Financial Information – (Continued)
A.	Convertible Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2006

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash provided by/(used in) operating activities	$6,757	$(2,648)	$(30,030)	$—	$(25,921)

Cash Flows from Investing Activities
Change in restricted cash	—	—	4,040	—	4,040
Capital expenditures	—	—	(4,287)	—	(4,287)
Proceeds from sale of assets	—	—	1,263	—	1,263
Increase in investments and advances	—	—	(167)	—	(167)

Net cash provided by investing activities	—	—	849	—	849

Cash Flows from Financing Activities
Proceeds from common share purchase warrant exercises	75,336	—	—	—	75,336
Proceeds from stock option exercises	5,922	—	—	—	5,922
Excess tax benefit related to equity-based incentive program	847	—	—	—	847
Proceeds from issuance of long-term debt	—	—	497	—	497
Repayment of long-term debt and capital lease obligations	—	—	(4,174)	—	(4,174)
Other	(88,862)	2,648	86,214	—	—

Net cash (used in)/provided by financing activities	(6,757)	2,648	82,537	—	78,428

Effect of exchange rate changes on cash and cash equivalents	—	—	3,259	—	3,259

Increase in cash and cash equivalents	—	—	56,615	—	56,615
Cash and cash equivalents, beginning of year	—	—	350,669	—	350,669

Cash and cash equivalents, end of period	$—	$—	$407,284	$—	$407,284

Back to Index

12.	Consolidating Financial Information – (Continued)

A.	Convertible Notes – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended April 1, 2005

	Foster Wheeler Ltd.	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash used in operating activities	$(12)	$(3,518)	$(29,502)	$—	$(33,032)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(2,468)	—	(2,468)
Capital expenditures	—	—	(1,049)	—	(1,049)
Proceeds from sale of assets	—	—	1,794	—	1,794
Increase in short-term investments	—	—	(401)	—	(401)

Net cash used in investing activities	—	—	(2,124)	—	(2,124)

Cash Flows from Financing Activities
Payment of deferred financing costs	—	(12,877)	—	—	(12,877)
Repayment of long-term debt and capital lease obligations	—	—	(3,987)	—	(3,987)
Other	12	16,395	(18,640)	—	(2,233)

Net cash provided by/(used in) financing activities	12	3,518	(22,627)	—	(19,097)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,337)	—	(3,337)

Decrease in cash and cash equivalents	—	—	(57,590)	—	(57,590)
Cash and cash equivalents, beginning of year	—	—	291,567	—	291,567

Cash and cash equivalents, end of period	$—	$—	$233,977	$—	$233,977

Back to Index

12.	Consolidating Financial Information – (Continued)

B.	Trust Preferred Securities

In 1999, FW Preferred Capital Trust I (the “Capital Trust”), a 100% indirectly-owned finance subsidiary of Foster Wheeler Ltd., consummated a $175,000 public offering of 7,000,000 Trust Preferred Securities (“trust preferred securities”). The trust preferred securities accrue cumulative distributions at an annual rate of 9%. The distributions are payable quarterly in arrears on April 15, July 15, October 15 and January 15 of each year. The maturity date of the trust preferred securities is January 15, 2029; however, the Capital Trust can redeem the trust preferred securities on or after January 15, 2004.

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

The condensed consolidated financial statements presented herein reflect Foster Wheeler LLC’s obligations to the Capital Trust as subordinated deferrable interest debentures and deferred accrued interest on subordinated deferrable interest debentures. The interest expense on the debentures is presented on the condensed consolidated statement of operations and comprehensive income as interest expense.

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

Trust preferred securities of 238,538, with an aggregate liquidation amount of $5,963, were outstanding as of both March 31, 2006 and December 30, 2005. On May 26, 2006, we will redeem the remaining $5,963 of outstanding aggregate principal amount of trust preferred securities.

Summarized below is the condensed financial information of the Capital Trust:

Back to Index

12.	Consolidating Financial Information – (Continued)

B.	Trust Preferred Securities – (Continued)

	March 31, 2006	December 30, 2005

Balance Sheet Data:
Non-current assets - subordinated deferrable interest debentures	$5,963	$5,963
Non-current assets - accrued interest on subordinated deferrable interest debentures, net of valuation allowance of $448 and $0, respectively	2,445	2,697
Long-term liabilities - mandatorily redeemable preferred trust securities	5,963	5,963
Long-term liability - deferred accrued mandatorily redeemable preferred security distributions	2,893	2,697
Net deficit	(448)	—

	Three Months Ended

	March 31, 2006	April 1, 2005

Income Statement Data:
Interest income on subordinated deferrable interest debentures	$—	$—
(Increase)/decrease in valuation allowance	(252)	13,864
Mandatorily redeemable preferred security distributions	(196)	(2,088)
Net earnings	(448)	11,776

Three Months Ended

	March 31, 2006	April 1, 2005

Cash Flow Data:
Cash flows from operating activities	$—	$—
Cash flows from investing activities	—	—
Cash flows from financing activities	—	—

SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” states that “a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.” SFAS No. 114 requires that the measurement of impairment be based on one of several methods including the loan’s observable market price. The Capital Trust has established a valuation allowance on the interest income receivable based on the market price of the trust preferred securities, which is deemed a proxy for the debentures’ observable market price. Changes in the valuation allowance result from changes in the market price of the trust preferred securities. The market price per security of the trust preferred securities was $35.25 as of March 31, 2006, $37.20 as of December 30, 2005, $31.92 as of April 1, 2005 and $27.05 as of December 31, 2004.

Back to Index

12.	Consolidating Financial Information – (Continued)

B.	Trust Preferred Securities – (Continued)

The following represents summarized condensed consolidating financial information as of March 31, 2006 and December 30, 2005 with respect to our financial position, and for the three months ended March 31, 2006 and April 1, 2005 for our results of operations and for our cash flows. The following summarized condensed consolidating financial information is presented in lieu of separate financial statements and other related disclosures of the guarantors because we do not believe that such separate financial statements and related disclosures would be material to investors.

The Foster Wheeler Ltd. column presents our financial information. Foster Wheeler LLC and we are guarantors. Foster Wheeler LLC is a 100% owned indirect subsidiary of ours. The guarantees are full and unconditional and joint and several. The non-guarantor subsidiaries include Foster Wheeler Holdings Ltd., the parent of Foster Wheeler LLC. Foster Wheeler LLC owns, directly or indirectly, the other non-guarantor subsidiaries.

Back to Index

12.	Consolidating Financial Information – (Continued)

B.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2006

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$407,284	$—	$407,284
Accounts and notes receivable, net	835,890	139,869	381,526	(986,161)	371,124
Contracts in process	—	—	166,631	—	166,631
Other current assets	—	—	47,622	—	47,622

Total current assets	835,890	139,869	1,003,063	(986,161)	992,661
Investments in subsidiaries and others	(1,288,355)	(811,798)	(304,529)	2,576,526	171,844
Land, buildings and equipment, net	—	—	256,833	—	256,833
Notes and accounts receivable - long-term	210,000	487,108	11,991	(703,607)	5,492
Intangible assets, net	—	—	114,585	—	114,585
Asbestos-related insurance recovery receivable	—	292,909	25,346	—	318,255
Other assets	—	11,624	160,552	—	172,176

TOTAL ASSETS	$(242,465)	$119,712	$1,267,841	$886,758	$2,031,846

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$(6,372)	$824,333	$668,066	$(986,161)	$499,866
Billings in excess of costs and estimated
earnings on uncompleted contracts	—	—	485,106	—	485,106
Other current liabilities	—	—	59,332	—	59,332

Total current liabilities	(6,372)	824,333	1,212,504	(986,161)	1,044,304
Long-term debt	3,070	121,150	170,667	—	294,887
Pension, postretirement and other employee
benefits	—	—	268,900	—	268,900
Asbestos-related liability	—	422,606	25,347	—	447,953
Other long-term liabilities and minority interest	—	39,794	878,778	(703,607)	214,965

TOTAL LIABILITIES	(3,302)	1,407,883	2,556,196	(1,689,768)	2,271,009

Common stock and paid-in capital	1,265,987	242,613	242,613	(485,226)	1,265,987
Accumulated deficit	(1,191,466)	(1,217,100)	(1,217,284)	2,434,384	(1,191,466)
Accumulated other comprehensive loss	(313,684)	(313,684)	(313,684)	627,368	(313,684)

TOTAL SHAREHOLDERS’ DEFICIT	(239,163)	(1,288,171)	(1,288,355)	2,576,526	(239,163)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(242,465)	$119,712	$1,267,841	$886,758	$2,031,846

Back to Index

12.	Consolidating Financial Information – (Continued)

B.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET

December 30, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$350,669	$—	$350,669
Accounts and notes receivable, net	743,014	126,854	331,033	(880,301)	320,600
Contracts in process	—	—	139,328	—	139,328
Other current assets	—	—	40,926	—	40,926

Total current assets	743,014	126,854	861,956	(880,301)	851,523
Investments in subsidiaries and others	(1,295,119)	(811,440)	(315,317)	2,590,069	168,193
Land, buildings and equipment, net	—	—	258,672	—	258,672
Notes and accounts receivable - long-term	210,000	487,108	5,377	(697,409)	5,076
Intangible assets, net	—	—	115,048	—	115,048
Asbestos-related insurance recovery receivable	—	295,845	25,163	—	321,008
Other assets	—	12,359	162,827	—	175,186

TOTAL ASSETS	$(342,105)	$110,726	$1,113,726	$1,012,359	$1,894,706

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$(4,017)	$826,356	$592,234	$(880,301)	$534,272
Billings in excess of costs and estimated earnings
on uncompleted contracts	—	—	410,676	—	410,676
Other current liabilities	—	—	52,616	—	52,616

Total current liabilities	(4,017)	826,356	1,055,526	(880,301)	997,564
Long-term debt	3,070	121,278	169,605	—	293,953
Pension, postretirement and other employee benefits	—	—	269,147	—	269,147
Asbestos-related liability	—	441,000	25,163	—	466,163
Other long-term liabilities and minority interest	—	17,042	889,404	(697,409)	209,037

TOTAL LIABILITIES	(947)	1,405,676	2,408,845	(1,577,710)	2,235,864

Common stock and paid-in capital	1,188,093	242,613	242,613	(485,226)	1,188,093
Accumulated deficit	(1,206,097)	(1,222,767)	(1,222,936)	2,445,703	(1,206,097)
Accumulated other comprehensive loss	(314,796)	(314,796)	(314,796)	629,592	(314,796)
Unearned compensation	(8,358)	—	—	—	(8,358)

TOTAL SHAREHOLDERS’ DEFICIT	(341,158)	(1,294,950)	(1,295,119)	2,590,069	(341,158)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$(342,105)	$110,726	$1,113,726	$1,012,359	$1,894,706

Back to Index

12.	Consolidating Financial Information – (Continued)
B.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME/(LOSS)

Three Months Ended March 31, 2006

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$645,842	$—	$645,842
Cost of operating revenues	—	—	(563,817)	—	(563,817)

Contract profit	—	—	82,025	—	82,025

Selling, general and administrative expenses	(1,771)	—	(50,075)	—	(51,846)
Other income	1,492	11,279	16,350	(13,366)	15,755
Other deductions and minority interest	(1,253)	(15)	(5,822)	—	(7,090)
Interest expense	(50)	(3,632)	(17,631)	13,366	(7,947)
Equity in net income of subsidiaries	17,184	9,567	7,632	(34,383)	—

Income before income taxes	15,602	17,199	32,479	(34,383)	30,897
Provision for income taxes	(971)	—	(15,295)	—	(16,266)

Net income	14,631	17,199	17,184	(34,383)	14,631

Other comprehensive income/(loss):
Foreign currency translation adjustment	1,650	1,650	1,650	(3,300)	1,650
Minimum pension liability adjustment	(538)	(538)	(538)	1,076	(538)

Net comprehensive income	$15,743	$18,311	$18,296	$(36,607)	$15,743

Back to Index

12.	Consolidating Financial Information – (Continued)

B.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME/(LOSS)

Three Months Ended April 1, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$523,065	$—	$523,065
Cost of operating revenues	—	—	(445,957)	—	(445,957)

Contract profit	—	—	77,108	—	77,108

Selling, general and administrative expenses	5,279	—	(60,496)	—	(55,217)
Other income	50	11,292	12,541	(11,373)	12,510
Other deductions and minority interest	—	(3,355)	(7,087)	—	(10,442)
Interest expense	(62)	(9,368)	(16,691)	11,373	(14,748)
Equity in net loss of subsidiaries	(4,027)	(2,584)	(1,431)	8,042	—

Income/(loss) before income taxes	1,240	(4,015)	3,944	8,042	9,211
Provision for income taxes	—	—	(7,971)	—	(7,971)

Net income/(loss)	1,240	(4,015)	(4,027)	8,042	1,240

Other comprehensive income:
Foreign currency translation adjustment	1,708	1,708	1,708	(3,416)	1,708

Net comprehensive income/(loss)	$2,948	$(2,307)	$(2,319)	$4,626	$2,948

Back to Index

12.	Consolidating Financial Information – (Continued)

B.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2006

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash provided by/(used in) operating activities	$6,757	$(2,648)	$(30,030)	$—	$(25,921)

Cash Flows from Investing Activities
Change in restricted cash	—	—	4,040	—	4,040
Capital expenditures	—	—	(4,287)	—	(4,287)
Proceeds from sale of assets	—	—	1,263	—	1,263
Increase in investments and advances	—	—	(167)	—	(167)

Net cash provided by investing activities	—	—	849	—	849

Cash Flows from Financing Activities
Proceeds from common share purchase warrant exercises	75,336	—	—	—	75,336
Proceeds from stock option exercises	5,922	—	—	—	5,922
Excess tax benefit related to equity-based incentive program	847	—	—	—	847
Proceeds from issuance of long-term debt	—	—	497	—	497
Repayment of long-term debt and capital lease obligations	—	—	(4,174)	—	(4,174)
Other	(88,862)	2,648	86,214	—	—

Net cash (used in)/provided by financing activities	(6,757)	2,648	82,537	—	78,428

Effect of exchange rate changes on cash and cash equivalents	—	—	3,259	—	3,259

Increase in cash and cash equivalents	—	—	56,615	—	56,615
Cash and cash equivalents, beginning of year	—	—	350,669	—	350,669

Cash and cash equivalents, end of period	$—	$—	$407,284	$—	$407,284

Back to Index

12.	Consolidating Financial Information – (Continued)

B.	Trust Preferred Securities – (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended April 1, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash used in operating activities	$(12)	$(3,518)	$(29,502)	$—	$(33,032)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(2,468)	—	(2,468)
Capital expenditures	—	—	(1,049)	—	(1,049)
Proceeds from sale of assets	—	—	1,794	—	1,794
Increase in short-term investments	—	—	(401)	—	(401)

Net cash used in investing activities	—	—	(2,124)	—	(2,124)

Cash Flows from Financing Activities
Payment of deferred financing costs	—	(12,877)	—	—	(12,877)
Repayment of long-term debt and capital lease obligations	—	—	(3,987)	—	(3,987)
Other	12	16,395	(18,640)	—	(2,233)

Net cash provided by/(used in) financing activities	12	3,518	(22,627)	—	(19,097)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,337)	—	(3,337)

Decrease in cash and cash equivalents	—	—	(57,590)	—	(57,590)
Cash and cash equivalents, beginning of year	—	—	291,567	—	291,567

Cash and cash equivalents, end of period	$—	$—	$233,977	$—	$233,977

Back to Index

12.	Consolidating Financial Information – (Continued)
C.	2011 Senior Notes

In conjunction with our equity-for-debt exchange consummated in 2004, Foster Wheeler LLC issued new 2011 senior notes in exchange for a portion of our 2005 senior notes and for new cash proceeds. We had $115,187 and $115,315 of 2011 senior notes outstanding (including unamortized premium of $3,719 and $3,847, respectively) as of March 31, 2006 and December 30, 2005, respectively.

On April 26, 2006, we consummated the exchange of 1,277,900 of our common shares for $50,000 of outstanding aggregate principal amount of our 2011 senior notes. Under the terms of the exchange, the participating holders received 25.558 common shares for each thousand dollars of aggregate principal amount of 2011 senior notes, including accrued and unpaid interest, exchanged. On May 25, 2006, we will redeem the remaining $61,468 of outstanding aggregate principal amount of our 2011 senior notes.

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

The following represents summarized condensed consolidating financial information as of March 31, 2006 and December 30, 2005 with respect to our financial position, and for the three months ended March 31, 2006 and April 1, 2005 for our results of operations and for our cash flows.

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

Back to Index

12.	Consolidating Financial Information – (Continued)
C.	2011 Senior Notes (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2006

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$129,823	$277,461	$—	$407,284
Accounts and notes receivable, net	835,890	139,869	242,319	574,112	(1,421,066)	371,124
Contracts in process	—	—	63,920	102,711	—	166,631
Other current assets	—	—	4,065	43,557	—	47,622

Total current assets	835,890	139,869	440,127	997,841	(1,421,066)	992,661
Investments in subsidiaries and others	(1,288,355)	(811,798)	(153,291)	254,249	2,171,039	171,844
Land, buildings and equipment, net	—	—	41,809	215,024	—	256,833
Notes and accounts receivable - long-term	210,000	487,108	48,624	21,721	(761,961)	5,492
Intangible assets, net	—	—	95,623	18,962	—	114,585
Asbestos-related insurance recovery receivable	—	292,909	—	25,346	—	318,255
Other assets	—	11,624	67,885	92,667	—	172,176

TOTAL ASSETS	$(242,465)	$119,712	$540,777	$1,625,810	$(11,988)	$2,031,846

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY
Accounts payable and accrued expenses	$(6,372)	$824,333	$688,113	$414,858	$(1,421,066)	$499,866
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	130,248	354,858	—	485,106
Other current liabilities	—	—	1,144	58,188	—	59,332

Total current liabilities	(6,372)	824,333	819,505	827,904	(1,421,066)	1,044,304
Long-term debt	3,070	121,150	66,506	104,161	—	294,887
Pension, postretirement and other employee benefits	—	—	195,040	73,860	—	268,900
Asbestos-related liability	—	422,606	—	25,347	—	447,953
Other long-term liabilities and minority interest	—	39,794	748,081	202,491	(775,401)	214,965

TOTAL LIABILITIES	(3,302)	1,407,883	1,829,132	1,233,763	(2,196,467)	2,271,009

Common stock and paid-in capital	1,265,987	242,613	242,613	302,326	(787,552)	1,265,987
(Accumulated deficit)/retained earnings	(1,191,466)	(1,217,100)	(1,217,284)	235,694	2,198,690	(1,191,466)
Accumulated other comprehensive loss	(313,684)	(313,684)	(313,684)	(145,973)	773,341	(313,684)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(239,163)	(1,288,171)	(1,288,355)	392,047	2,184,479	(239,163)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(242,465)	$119,712	$540,777	$1,625,810	$(11,988)	$2,031,846

Back to Index

12.	Consolidating Financial Information – (Continued)
C.	2011 Senior Notes (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING BALANCE SHEET

December 30, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$58,261	$292,408	$—	$350,669
Accounts and notes receivable, net	743,014	126,854	214,962	550,312	(1,314,542)	320,600
Contracts in process	—	—	65,449	73,879	—	139,328
Other current assets	—	—	6,633	34,293	—	40,926

Total current assets	743,014	126,854	345,305	950,892	(1,314,542)	851,523
Investments in subsidiaries and others	(1,295,119)	(811,440)	(186,325)	250,051	2,211,026	168,193
Land, buildings and equipment, net	—	—	43,584	215,088	—	258,672
Notes and accounts receivable - long-term	210,000	487,108	48,277	16,583	(756,892)	5,076
Intangible assets, net	—	—	96,294	18,754	—	115,048
Asbestos-related insurance recovery receivable	—	295,845	—	25,163	—	321,008
Other assets	—	12,359	68,381	94,446	—	175,186

TOTAL ASSETS	$(342,105)	$110,726	$415,516	$1,570,977	$139,592	$1,894,706

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY
Accounts payable and accrued expenses	$(4,017)	$826,356	$571,451	$455,024	$(1,314,542)	$534,272
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	107,554	303,122	—	410,676
Other current liabilities	—	—	718	51,898	—	52,616

Total current liabilities	(4,017)	826,356	679,723	810,044	(1,314,542)	997,564
Long-term debt	3,070	121,278	66,464	103,141	—	293,953
Pension, postretirement and other employee benefits	—	—	200,725	68,422	—	269,147
Asbestos-related liability	—	441,000	—	25,163	—	466,163
Other long-term liabilities and minority interest	—	17,042	763,723	198,604	(770,332)	209,037

TOTAL LIABILITIES	(947)	1,405,676	1,710,635	1,205,374	(2,084,874)	2,235,864

Common stock and paid-in capital	1,188,093	242,613	242,613	301,323	(786,549)	1,188,093
(Accumulated deficit)/retained earnings	(1,206,097)	(1,222,767)	(1,222,936)	212,369	2,233,334	(1,206,097)
Accumulated other comprehensive loss	(314,796)	(314,796)	(314,796)	(148,089)	777,681	(314,796)
Unearned compensation	(8,358)	—	—	—	—	(8,358)

TOTAL SHAREHOLDERS’ (DEFICIT)/EQUITY	(341,158)	(1,294,950)	(1,295,119)	365,603	2,224,466	(341,158)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)/EQUITY	$(342,105)	$110,726	$415,516	$1,570,977	$139,592	$1,894,706

Back to Index

12.	Consolidating Financial Information – (Continued)

C.	2011 Senior Notes (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME/(LOSS)

Three Months Ended March 31, 2006

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$180,444	$494,573	$(29,175)	$645,842
Cost of operating revenues	—	—	(151,603)	(441,389)	29,175	(563,817)

Contract profit	—	—	28,841	53,184	—	82,025
Selling, general and administrative expenses	(1,771)	—	(21,773)	(28,302)	—	(51,846)
Other income	1,492	11,279	4,702	17,748	(19,466)	15,755
Other deductions and minority interest	(1,253)	(15)	(4,470)	(1,474)	122	(7,090)
Interest expense	(50)	(3,632)	(19,555)	(4,054)	19,344	(7,947)
Equity in net income of subsidiaries	17,184	9,567	33,869	—	(60,620)	—

Income before income taxes	15,602	17,199	21,614	37,102	(60,620)	30,897
Provision for income taxes	(971)	—	(4,430)	(10,865)	—	(16,266)

Net income	14,631	17,199	17,184	26,237	(60,620)	14,631
Other comprehensive income/(loss):
Foreign currency translation adjustment	1,650	1,650	1,650	2,654	(5,954)	1,650
Minimum pension liability adjustment	(538)	(538)	(538)	(538)	1,614	(538)

Net comprehensive income	$15,743	$18,311	$18,296	$28,353	$(64,960)	$15,743

Back to Index

12.	Consolidating Financial Information – (Continued)

C.	2011 Senior Notes (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME/(LOSS)

Three Months Ended April 1, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$133,875	$402,030	$(12,840)	$523,065
Cost of operating revenues	—	—	(110,499)	(348,298)	12,840	(445,957)

Contract profit	—	—	23,376	53,732	—	77,108
Selling, general and administrative expenses	5,279	—	(18,360)	(42,136)	—	(55,217)
Other income	50	11,292	4,517	14,809	(18,158)	12,510
Other deductions and minority interest	—	(3,355)	(7,686)	(97)	696	(10,442)
Interest expense	(62)	(9,368)	(18,020)	(4,760)	17,462	(14,748)
Equity in net (loss)/income of subsidiaries	(4,027)	(2,584)	12,944	—	(6,333)	—

Income/(loss) before income taxes	1,240	(4,015)	(3,229)	21,548	(6,333)	9,211
Provision for income taxes	—	—	(798)	(7,173)	—	(7,971)

Net income/(loss)	1,240	(4,015)	(4,027)	14,375	(6,333)	1,240
Other comprehensive income/(loss):
Foreign currency translation adjustment	1,708	1,708	1,708	(1,847)	(1,569)	1,708

Net comprehensive income/(loss)	$2,948	$(2,307)	$(2,319)	$12,528	$(7,902)	$2,948

Back to Index

12.	Consolidating Financial Information – (Continued)
	C.	2011 Senior Notes (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2006

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash provided by/(used in) operating activities	$6,757	$(2,648)	$(35,714)	$5,684	$—	$(25,921)

Cash Flows from Investing Activities
Change in restricted cash	—	—	222	3,818	—	4,040
Capital expenditures	—	—	(363)	(3,924)	—	(4,287)
Proceeds from sale of assets	—	—	1,061	202	—	1,263
Increase in investments and advances	—	—	—	(167)	—	(167)

Net cash provided by/(used in) investing activities	—	—	920	(71)	—	849

Cash Flows from Financing Activities
Proceeds from common share purchase warrant exercises	75,336	—	—	—	—	75,336
Proceeds from stock option exercises	5,922	—	—	—	—	5,922
Excess tax benefit related to equity-based incentive program	847	—	—	—	—	847
Proceeds from issuance of long-term debt	—	—	—	497	—	497
Repayment of long-term debt and capital lease obligations	—	—	—	(4,174)	—	(4,174)
Other	(88,862)	2,648	105,892	(19,678)	—	—

Net cash (used in)/provided by financing activities	(6,757)	2,648	105,892	(23,355)	—	78,428

Effect of exchange rate changes on cash and cash equivalents	—	—	464	2,795	—	3,259

Increase/(decrease) in cash and cash equivalents	—	—	71,562	(14,947)	—	56,615
Cash and cash equivalents, beginning of year	—	—	58,261	292,408	—	350,669

Cash and cash equivalents, end of period	$—	$—	$129,823	$277,461	$—	$407,284

Back to Index

12.	Consolidating Financial Information – (Continued)
	C.	2011 Senior Notes (Continued)

FOSTER WHEELER LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended April 1, 2005

	Foster Wheeler Ltd.	Foster Wheeler LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net cash (used in)/provided by operating activities	$(12)	$(3,518)	$(40,756)	$17,665	$(6,411)	$(33,032)

Cash Flows from Investing Activities
Change in restricted cash	—	—	(703)	(1,765)	—	(2,468)
Capital expenditures	—	—	(179)	(870)	—	(1,049)
Proceeds from sale of assets	—	—	13	1,781	—	1,794
Increase in short-term investments	—	—	—	(401)	—	(401)

Net cash used in investing activities	—	—	(869)	(1,255)	—	(2,124)

Cash Flows from Financing Activities
Dividends to shareholders	—	—	—	(6,411)	6,411	—
Payment of deferred financing costs	—	(12,877)	—	—	—	(12,877)
Repayment of long-term debt and capital lease obligations	—	—	—	(3,987)	—	(3,987)
Other	12	16,395	11,988	(30,628)	—	(2,233)

Net cash provided by/(used in) financing activities	12	3,518	11,988	(41,026)	6,411	(19,097)

Effect of exchange rate changes on cash and cash equivalents	—	—	(262)	(3,075)	—	(3,337)

Decrease in cash and cash equivalents	—	—	(29,899)	(27,691)	—	(57,590)
Cash and cash equivalents, beginning of year	—	—	67,278	224,289	—	291,567

Cash and cash equivalents, end of period	$—	$—	$37,379	$196,598	$—	$233,977

Back to Index

13.	Subsequent Events

On April 7, 2006, we closed on the purchase of the remaining 51% interest in a special purpose joint venture company, dedicated to the development, construction and operation of wind farm projects in Italy. We now own 100% of the equity interest of the special purpose company. In accordance with the terms of the agreement, we are required to pay a purchase price of €16,393 (approximately $19,900), of which €12,580 (approximately $15,200) was paid at closing and €3,813 (approximately $4,600) is due upon start of construction of one of the three wind farms being developed by the special purpose company. The purchase price is also subject to adjustments based on receipt by the special purpose company of additional grants according to Italian law 488 and we are currently expecting to make an additional payment equal to €3,130 (approximately $3,800) corresponding to 51% of the expected grants. The special purpose company had €26,163 (approximately $31,700) of non-recourse project debt at closing and €16,727 (approximately $20,300) of cash as of the closing date. Beginning with our second quarter 2006 financial statements, we will fully consolidate the financial results of the special purpose company, including the non-recourse debt, in our condensed consolidated financial statements.

On April 26, 2006, we consummated the exchange of 1,277,900 of our common shares for $50,000 of outstanding aggregate principal amount of our 2011 senior notes. Under the terms of the exchange, the participating holders received 25.558 common shares for each thousand dollars of aggregate principal amount of 2011 senior notes, including accrued and unpaid interest, exchanged. In addition, we called for redemption of the remaining amount of 2011 senior notes and trust preferred securities. On May 25, 2006, we will redeem the remaining $61,468 of outstanding aggregate principal amount of our 2011 senior notes. The remaining $5,963 of outstanding aggregate principal amount of our trust preferred securities will be redeemed on May 26, 2006. The exchange and redemption transactions, which will be reflected in our second quarter 2006 financial statements, will reduce the carrying amount of our debt by approximately $121,100, will reduce the amount of unpaid accrued interest on the trust preferred securities by approximately $3,000, will improve consolidated shareholders’ deficit by approximately $46,300 and will reduce our cash by approximately $79,000. The improvement in consolidated shareholders’ deficit reflects the issuance of new common share equity of approximately $58,700 offset by a primarily non-cash charge to income of approximately $12,400. The charge reflects primarily the difference between the fair market value of the common shares to be issued and the book value of the 2011 senior notes exchanged.

Back to Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars, except share data and per share amounts)

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and results of operations for the periods indicated below. This management’s discussion and analysis and other sections of this quarterly report on Form 10-Q contain forward-looking statements that are based on our assumptions, expectations and projections about the various industries within which we operate. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors could cause business conditions and results to differ materially from what is contained in our forward-looking statements. For additional risk information, see Part II, Item 1A. “Risk Factors.”

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 30, 2005, which we refer to as our 2005 Form 10-K.

Overview

We operate through two business groups – the Global Engineering & Construction Group, which we refer to as our Global E&C Group, and our Global Power Group. In addition, corporate center expenses, corporate debt expenses, restructuring expenses and certain legacy liabilities, such as asbestos, are reported independently in the Corporate and Finance Group, which we refer to as the C&F Group.

First Quarter 2006 Results

We reported net income of $14,600 on operating revenues of $645,800 in the first quarter of 2006, compared to net income of $1,200 on operating revenues of $523,100 in the comparable period of 2005.

We continued to experience solid growth in new orders and backlog during the first quarter of 2006. Our consolidated new orders for the first quarter of 2006 were $1,529,400, an increase of 232%, as compared to the same period of 2005. As a result, our consolidated backlog as of March 31, 2006 increased 23% to $4,553,400, from $3,692,300 as of December 30, 2005 and 138% from $1,914,500 as of April 1, 2005. This is our highest level of backlog since the fourth quarter of 2002. Our backlog measured in terms of Foster Wheeler scope (as defined below) as of March 31, 2006 also increased 15% to $2,485,400, from $2,159,700 as of December 30, 2005 and 62% from $1,531,400 as of April 1, 2005.

We continued to execute on our aggressive program of debt reduction. In January 2006, we completed two warrant offer transactions which increased the number of common shares to be delivered upon the exercise of our Class A and Class B common share purchase warrants during the offer period and raised $75,300 in net proceeds. Holders of approximately 95% of the Class A warrants and 57% of the Class B warrants participated in the offers resulting in the aggregate issuance of approximately 8,403,500 common shares. We will use the warrant proceeds to redeem the remaining amounts of our 2011 senior notes and trust preferred securities. On April 26, 2006, we consummated the exchange of 1,277,900 of our common shares for $50,000 of outstanding aggregate principal amount of our 2011 senior notes. Under the terms of the exchange, the participating holders received 25.558 common shares for each thousand dollars of aggregate principal amount of 2011 senior notes, including accrued and unpaid interest, exchanged. The redemption and exchange transactions, which will be reflected in our second quarter 2006 financial statements, will reduce the carrying amount of our debt by approximately $121,100.

In March 2006, we satisfied our obligations under a final modification to terminate on a no-fault basis a contract to construct a nuclear storage facility for a U.S. government agency that would have required us to fund or obtain third-party project financing in excess of $100,000 and to post a performance bond in excess of $100,000. Under the terms of the final modification, we are released from further obligations to perform the contract.

Challenges and Drivers

Our primary operating focus is booking quality backlog and executing contracts well. The global markets in which we operate are largely dependent on overall economic growth and the resultant demand for oil and gas, petrochemicals and refined products, which in turn stimulate an increase in investment in new and expanded plants. These markets continued to be strong in the first quarter of 2006.

The Global E&C Group’s new orders for the first quarter of 2006 were $1,115,200, an increase of 296% when compared to the comparable period of 2005. We expect that capital investments in the markets served by our Global E&C Group, including the chemical, petrochemical, oil refining, liquefied natural gas and upstream oil and

Back to Index

gas industries, will remain strong throughout 2006. The Global Power Group’s new orders for the first quarter of 2006 were $414,200, an increase of 132% when compared to the first quarter of 2005. We believe that there are significant growth opportunities in the markets we serve in 2006, such as solid fuel-fired boilers, boiler services, boiler environmental products and boiler-related construction services. We believe that we are well positioned to address both our Global E&C Group and Global Power Group markets.

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

Proposed pension legislation has been introduced in the United States and the United Kingdom, which, if enacted, could have an adverse impact on the amount and timing of our future cash contributions. Additionally, proposals to alter the accounting for pension obligations are being considered, which if enacted, could materially impact our financial condition and results of operations.

Liquidity

We forecast cash flow over a twelve-month period and project that sufficient cash will be available to fund our working capital needs through the end of such period. See “—Liquidity and Capital Resources” in this Form 10-Q for additional details. As with any forecast, there can be no assurance that the cash amounts realized and/or timing of the cash flows will match our forecast.

Results of Operations

Consolidated Operating Revenues:

Three Months Ended

March 31, 2006	April 1, 2005	$ Change	% Change

$645,800	$523,100	$122,700	23.5%

The first quarter 2006 change reflects higher revenues in both our Global E&C Group and our Global Power Group (see Note 10 to the condensed consolidated financial statements in this Form 10-Q). The increase is due largely to the significant increase in bookings that occurred in 2005 in both our Global E&C Group and our Global Power Group. Additionally, $35,800 of the increase relates to flow-through costs in our Global E&C Group on projects executed by our United Kingdom, Continental Europe and Asia-Pacific operations. Flow-through costs relate to projects where we purchase and install equipment on behalf of our customers with little or no mark-up. Therefore, while flow-though costs do not impact net earnings, higher flow-through costs have the effect of reducing our margins.

Consolidated Cost of Operating Revenues:

Three Months Ended

March 31, 2006	April 1, 2005	$ Change	% Change

$563,800	$446,000	$117,800	26.4%

The first quarter 2006 change reflects a higher cost of operating revenues in both our Global E&C Group and our Global Power Group. The increase in cost of operating revenues results primarily from the increase in operating revenues along with an increase in flow-through costs on projects executed by our United Kingdom, Continental Europe and Asia-Pacific operations.

Back to Index

Consolidated Selling, General and Administrative (SG&A) Expenses:

Three Months Ended

March 31, 2006	April 1, 2005	$ Change	% Change

$51,800	$55,200	$(3,400)	(6.2)%

SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs. The first quarter 2006 decrease results primarily from a decrease in sales pursuit costs of $5,500 and research and development costs of $500, which was partially offset by an increase in general overhead of $2,600. The increase in general overhead results primarily from non-cash equity-based compensation expense of $1,800 recorded in the first quarter of 2006 related to the adoption of SFAS No. 123R, “Share-Based Payment.”

Consolidated Other Income:

Three Months Ended

March 31, 2006	April 1, 2005	$ Change	% Change

$15,800	$12,500	$3,300	26.4%

Other income for the first three months of 2006 consists primarily of $3,200 of interest income, $8,600 in equity earnings generated from our investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, a $900 gain on the sale of a previously closed manufacturing facility in Dansville, New York, and $500 of investment income earned by our captive insurance company.

Other income for the first three months of 2005 consists primarily of $2,400 of interest income, $5,000 in equity earnings generated from our investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, a $1,500 gain recognized in the U.K. on the sale of an investment, and $300 of investment income earned by our captive insurance company.

Consolidated Other Deductions:

Three Months Ended

March 31, 2006	April 1, 2005	$ Change	% Change

$7,500	$9,400	$(1,900)	(20.2)%

Other deductions for the first quarter of 2006 consists primarily of $1,500 of bank fees, $2,500 of legal fees, $1,900 of consulting fees, and $(700) of bad debt recovery.

Other deductions for the first quarter of 2005 consists primarily of $3,700 of bank fees associated with the previous senior credit facility, $4,300 of legal fees, $1,500 of exchange losses and $(2,800) of bad debt recovery.

Consolidated Interest Expense:

Three Months Ended

March 31, 2006	April 1, 2005	$ Change	% Change

$7,900	$14,700	$(6,800)	(46.3)%

The decrease in interest expense for the first quarter 2006 reflects the benefits from our equity-for-debt exchanges completed in August and November of 2005.

Back to Index

Consolidated Minority Interest:

Three Months Ended

March 31, 2006	April 1, 2005	$ Change	% Change

$(400)	$1,000	$(1,400)	(140.0)%

Minority interest reflects third-party ownership interests in the results of our Global Power Group’s Martinez, California gas-fired cogeneration facility, and manufacturing facilities in Poland and the People’s Republic of China. The change results primarily from higher gas prices and, to a lesser extent, maintenance at the Martinez cogeneration facility.

Consolidated Tax Provision:

Three Months Ended

March 31, 2006	April 1, 2005	$ Change	% Change

$16,300	$8,000	$8,300	103.8%

The consolidated tax provision results from the fact that certain of our operating units in Europe and Asia are profitable and are recording a provision for national and/or local income taxes. The consolidated tax provision also includes certain domestic state taxes. Additionally, taxes may be due in countries where our operating units execute project-related works. The pretax earnings of these profitable operations cannot be offset against certain other operations generating losses both in the United States and in certain other international jurisdictions. Further, with regard to our domestic and certain of our foreign operating units, SFAS No. 109, “Accounting for Income Taxes,” requires us to reduce our deferred tax benefits by a valuation allowance when, based upon available evidence, it is more likely than not that these tax benefits will not be realized for these operations in the future. Accordingly, the tax provision represents primarily taxes from profits generated in Europe and Asia that cannot be used to reduce losses incurred in other tax jurisdictions and the effect of applying valuation allowances where required.

Our effective tax rate is dependent on the location and amount of our taxable earnings and the effects of valuation allowance. Our total provision for income taxes of $16,300 on income before income taxes of $30,900 yields an effective tax rate of 52.6%. This provision differs from the amount of income tax determined by applying the applicable statutory rate of 35% to income before income taxes primarily as a result of non-U.S. earnings being taxed at rates lower than the U.S. statutory rate, offset by a valuation allowance of $7,600 related to the U.S. losses resulting primarily from the expenses of the C&F Group. We continue to experience a negative impact in our effective tax rate due to a significant increase in our valuation allowance under SFAS No. 109, for losses generated in the U.S. This is partially offset by the positive impact of decreases to our valuation allowance under SFAS No. 109 in certain non-U.S. jurisdictions. If this positive earnings trend in these foreign jurisdictions for which valuation allowances against deferred tax assets were established in previous years continues, we will evaluate the need to reverse the valuation allowances with respect to the deferred tax assets of these jurisdictions. Such evaluation includes a review of all available evidence, both positive and negative, in determining whether a valuation allowance is necessary.

For statutory purposes, the majority of the domestic federal tax benefits, against which valuation reserves have been taken, do not expire until 2024 and beyond, based on current tax laws.

Consolidated EBITDA:

Three Months Ended

March 31, 2006	April 1, 2005	$ Change	% Change

$45,900	$31,200	$14,700	47.1%

Back to Index

The increase in first quarter 2006 EBITDA reflects increased volumes of business at our Global E&C Group operations in the United Kingdom and Continental Europe. The markets served by our Global E&C Group remain strong and projects booked in 2005 are currently being executed. See the individual segment explanations below for additional details.

EBITDA is a supplemental, non-generally accepted accounting principle financial measure. EBITDA is defined as income before income taxes (and before goodwill charges), interest expense, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. EBITDA, after adjustment for unusual and infrequent items specifically excluded in the terms of the senior credit agreement, is used for certain covenants under the senior credit agreement. We believe that the line item on our condensed consolidated statement of operations and comprehensive income entitled “net income” is the most directly comparable generally accepted accounting principle (“GAAP”) financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income as an indicator of operating performance. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

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

A reconciliation of EBITDA, a non-GAAP financial measure, to net income, a GAAP measure, is shown below.

Back to Index

	Total	Global E&C Group		Global Power Group		C&F Group	(1)

For the three months ended March 31, 2006
Third-party revenues	$645,800	$423,100		$222,700		$—

EBITDA	$45,900	$55,000	(2)	$13,800	(2)	$(22,900	)(2)

Less: Interest expense	(7,900)
Less: Depreciation and amortization	(7,100)

Income before income taxes	30,900
Provision for income taxes	(16,300)

Net income	$14,600

For the three months ended April 1, 2005
Third-party revenues	$523,100	$330,700		$192,400		$—

EBITDA	$31,200	$26,400	(3)	$29,600	(3)	$(24,800	) (3)

Less: Interest expense	(14,800)
Less: Depreciation and amortization	(7,200)

Income before income taxes	9,200
Provision for income taxes	(8,000)

Net income	$1,200

(1).	Includes general corporate income and expense, our captive insurance operation and eliminations.
(2).	Includes in the three months ended March 31, 2006: the regular re-evaluation of contract profit estimates of $(100): $2,300 in our Global E&C Group and $(2,400) in our Global Power Group.
(3).

Includes in the three months ended April 1, 2005: the regular re-evaluation of contract profit estimates of $14,800: $5,500 in our Global E&C Group and $9,300 in our Global Power Group; credit agreement costs associated with the previous senior credit facility of $(3,700) in our C&F Group; and charges for severance cost of $(100) in our Global E&C Group.

Additional segment information is detailed in Note 10 to the condensed consolidated financial statements in this Form 10-Q.

Reportable Segments

We use several financial metrics to measure the performance of our business segments. EBITDA, as discussed and defined above, is the primary earnings measure used by our chief decision makers.

Global E&C Group

	Three Months Ended

	March 31, 2006	April 1, 2005	$ Change	% Change

Third-party revenues	$423,100	$330,700	$92,400	27.9%

EBITDA	$55,000	$26,400	$28,600	108.3%

Results

The change in first quarter 2006 operating revenues primarily reflects increased volumes of work at our United Kingdom, Continental Europe and Asia-Pacific operating units. Projects in the Middle East, Australia and Italy in the oil and gas and chemical/petrochemical industries led the increase in activities.

The increase in first quarter 2006 EBITDA results primarily from strong operational performance on increased volumes of business at our European operations. The markets served by our Global E&C Group remains

Back to Index

strong and we have added additional personnel in our United Kingdom and India offices to help capture the market growth. We plan to continue to expand our operational capacity throughout 2006.

Overview of Segment

Strong global economic growth continues to drive strong demand for oil and gas, petrochemicals and refined products, in turn stimulating an increase in investment in new and expanded plants. We expect global economic growth to remain strong throughout 2006.

Both oil and gas prices have remained at high levels for a prolonged period, which is leading to increased investment in oil and gas production facilities. This is expected to continue throughout 2006. We anticipate that oil and gas spending will increase in most regions, particularly West Africa, the Middle East, Russia and the Caspian states. We believe that rising demand for natural gas in Europe, Asia and the United States, combined with a shortfall in indigenous production, continues to act as a stimulant to the liquefied natural gas (“LNG”) business. We expect that investment will continue throughout 2006 for both LNG liquefaction plants and receiving terminals.

We believe that the global refining system is running at very high utilization rates, which combined with increasing global demand for transportation fuels and the current wide price differential between heavier higher-sulfur crudes and lighter, sweeter crudes, is stimulating refinery investment, particularly for heavier higher-sulfur crudes.

The aforementioned price differential also drives the strong economic case for upgrading refinery residue to higher value transportation fuels and we expect to see substantial investment in bottom-of-the-barrel upgrading projects in Europe, the United States and potentially Asia. We believe that several client refinery investment decisions will be made later this year and into 2007. We have considerable experience and expertise in this area including our proprietary delayed coking technology. We have seen an increase in the number of studies for potential delayed coking refinery units and our delayed coking technology, know-how, and experience designing and constructing delayed cokers places us in a good competitive position to address this market. We are currently working on several delayed coking projects.

Capacity constraints are generating an interest in additional refinery capacity, both greenfield and expansions. Companies have already announced several projects in the Middle East, and major expansion plans are being implemented for new facilities in Southeast Asia and China. We believe that the current cycle of investment at U.S. and European refineries to meet the demands of clean fuels legislation has now wound down. However, refineries in the Middle East, North Africa and Asia are now embarking on similar programs.

Investment in petrochemical plants rose sharply in 2004 and 2005 in response to strong demand growth. The majority of this investment has been centered in the Middle East. We believe that continued strong demand growth will support further new investment in the Middle East and Asia throughout 2006 and into 2007.

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

Global Power Group

	Three Months Ended

	March 31, 2006	April 1, 2005	$ Change	% Change

Operating revenue	$222,700	$192,400	$30,300	15.7%

EBITDA	$13,800	$29,600	$(15,800)	(53.4)%

Back to Index

Results

The increase in first quarter 2006 operating revenues primarily results from projects located in Western Europe and the United States.

The decrease in first quarter 2006 EBITDA was attributable primarily to a change in the contract portfolio, in terms of product mix and project cycle. The larger projects booked in the second half of 2005 are in the early phases of execution with correspondingly low levels of physical completion. The physical completion tends to be low during the early stages of these contracts. As a result, we anticipate increased levels of contract profit from these projects as we progress through the year. Secondly, a portion of this decrease resulted from under-performance during the first quarter of 2006 by our European operating unit on several contracts currently in execution. We have and continue to implement operational improvements in this unit the results of which are expected to enhance future performance.

Overview of Segment

Although the solid fuel-fired boiler market remains highly competitive, we believe that there are several continuing global market forces that will positively influence our Global Power Group. We believe that continued worldwide economic growth is driving power demand growth in most world regions. Global natural gas and oil supply concerns have driven gas and oil prices upwards to unprecedented levels. We expect natural gas fuel price volatility to remain high over the next 3-5 years due to declining domestic supplies in the world’s largest industrialized countries. In addition, we expect growth in sales of our environmental retrofit products due to further tightening of environmental regulations, including the development and growing acceptance of global greenhouse gas regulation. We believe that the combined effect of these factors will have a significant positive influence on the demand for our products and services, such as new utility and industrial solid fuel boilers, boiler services, boiler environmental products, and boiler-related construction services.

In North America, we believe the declining generating capacity reserves across the region coupled with persistent high oil and natural gas pricing is spurring market growth for large coal utility boilers. Given the uncertainty of future greenhouse gas regulation, we are seeing a growing market preference for supercritical utility boilers as well as investments by suppliers that may result in the entrance of gasification technology in the near term in the U.S. Plants that use these technologies operate more efficiently by producing the least amount of greenhouse gas per unit of electricity produced and also capture other pollutants to a higher level. We believe clients are selecting these technologies as a hedge against future greenhouse gas, mercury and other pollutant regulation that could occur in the near term. Due to this market direction, our Global Power Group is now actively marketing large-scale supercritical boiler technology as part of our utility boiler product portfolio to capitalize on this business opportunity. From the industrial sector, we are seeing growth in the solid fuel industrial boiler market, driven by high oil and gas pricing. These boilers allow industrial clients to utilize low cost biomass and other solid opportunity fuels, as an economic solution to supplying their energy needs. Many of these fuels also carry governmental tax credits and other financial incentives to encourage their use as renewable fuels making them more attractive to both the industrial and utility power sectors. We believe that our circulating fluidized-bed, or CFB, boiler technology is well positioned to serve this market segment due to its outstanding fuel flexibility and excellent environmental performance. The U.S. Environmental Protection Agency’s, or EPA’s, recent finalization of the Clean Air Interstate Rule and the implementation of earlier New Source Review lawsuit settlements brought against a number of utilities by the EPA continue to drive a strong retrofit pollution control market, including add-on pollution control systems, such as low NOx combustion systems, selective catalytic reduction systems and flue gas desulphurization systems. This market trend should benefit sales of our environmental products. Finally, we believe that due to reducing capacity margins, coal utility power plants are running harder to produce more electricity, which in turn is spurring maintenance investment by owners. We also think that owners are making larger capital investments in these plants to extend their lives. We believe these factors are helping to maintain a strong boiler service market, which should benefit our boiler service business.

In Europe, we believe that many of the same market forces discussed above are resulting in similar beneficial market trends for our European power business. We believe that declining power capacity reserves across the region coupled with persistent high oil and natural gas pricing is spurring market growth for large utility coal boilers. Due to Europe’s historical preference for high efficiency coal power plants and the emissions trading scheme regulation, supercritical boiler technology continues to be the preference in the utility boiler market sector. For this market segment, we believe that our supercritical CFB technology significantly increases our opportunity to take full advantage of the substantial domestic coal reserves held by many industrialized nations. In the fourth quarter of 2005, we were awarded a lump-sum turnkey contract for the design, supply and erection of the world’s largest CFB

Back to Index

boiler and the world’s first supercritical CFB unit in Poland. From the industrial sector, driven by increasing power prices, and high oil and gas pricing, we are seeing growth in the solid fuel industrial power market, which is benefiting sales of our industrial boilers. The European Union, or EU, has established regulation and incentive programs to encourage the use of biomass and other waste fuels, which we believe is spurring growth both in the industrial and utility sectors for our CFB boilers market. We believe that the EU’s new landfill and waste recycling directives has opened a new market for our CFB boilers firing refuse derived fuels. The EU’s Large Combustion Plant Directive, or LCPD, is expected to drive growth in the retrofit pollution control market, which should benefit our environmental products business. Due to the LCPD’s relatively mild first step reduction goals, we do not expect to see significant growth until after 2008 in this sector. Finally, coal utility power plants in Europe are running harder to produce more electricity spurring maintenance and life extension investment by owners. Similar to the U.S., reduced capacity margins are driving this market, which is having a positive effect on the volume of our boiler service sales.

In Asia, we believe that high economic growth continues to drive strong power demand growth and demand for new power capacity. The region’s historically high coal use, now coupled with high world oil and gas pricing, will likely continue to drive growth for coal-fueled utility and industrial boilers in the region. The region contains some of the world’s largest utility and industrial boiler markets, such as China and India, offering significant opportunity for our Global Power Group businesses. Due to the region’s growing environmental awareness, we see significant opportunity for our CFBs as well as our supercritical pulverized coal, or PC, boiler technologies, as well as biomass and opportunity fuel applications. We also see substantial opportunity for our CFB boilers in the potentially large Indian power market resulting from the country’s abundant low quality coals. Further, environmental awareness within China is driving growth in a potentially large retrofit pollution control market offering business opportunities for our environmental products. Finally, reduced capacity margins are also resulting in coal utility power plants being run harder to produce more electricity spurring maintenance and life extension investment by owners, offering further opportunity for our boiler services. Due to these market factors, the Global Power Group is actively marketing our PC and CFB boilers utilizing both conventional as well as supercritical steam designs, as well as our boiler maintenance services on a worldwide scale.

Liquidity and Capital Resources

First Quarter 2006 Activities

In January 2006, we completed transactions which increased the number of common shares to be delivered upon the exercise of our Class A and Class B common share purchase warrants during the offer period and raised $75,300 in net proceeds. The exercise price per warrant was not increased in the offers. Holders of approximately 95% of the Class A warrants and 57% of the Class B warrants participated in the offers resulting in the aggregate issuance of approximately 8,403,500 common shares. We will use the warrant proceeds to redeem the remaining amounts of our 2011 senior notes and trust preferred securities.

As of March 31, 2006, we had cash and cash equivalents on hand, short-term investments and restricted cash totaling $425,600, compared to $372,700 as of December 30, 2005. The increase includes the aforementioned $75,300 in proceeds from the warrant offers, partially offset by cash used in operations of $25,900. Of the $425,600 total at March 31, 2006, $303,000 was held by our foreign subsidiaries. See Note 1 to the condensed consolidated financial statements in this Form 10-Q for additional details on cash and restricted cash balances.

We used cash from operations of $25,900 in the first three months of 2006, compared to using $33,000 of cash from operations during the comparable period in 2005. Our operating cash flow during the first quarter of 2006 was impacted primarily by the funding of $16,400 for asbestos payments and the increased workload of our Global E&C Group. Our working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts. Working capital in our Global E&C Group tends to rise as workload increases while working capital tends to decrease in our Global Power Group when the workload increases. The use of cash in the first quarter of 2005 was attributed primarily to the final phases of one of the legacy power projects in Europe.

Capital expenditures in the first quarter of 2006 were $4,300, compared to $1,000 for the comparable period of 2005. The capital expenditures were primarily related to information technology equipment and office equipment. The first quarter 2006 capital expenditures included approximately $500 of expenditures related to the expansion at

Back to Index

one of our foreign manufacturing facilities. We anticipate spending an additional $2,700 on this expansion over the remainder of 2006, which we anticipate financing with a local debt facility.

Cash provided by financing activities in the first quarter of 2006 was $78,400, compared to using $19,100 of cash for financing activities in the comparable period in 2005. The cash provided by financing activities in the first quarter 2006 reflects primarily the aforementioned warrant offer proceeds and stock option proceeds. The cash used in financing activities in the first quarter 2005 results primarily from the payment of deferred financing costs of $12,900 in conjunction with the execution of the senior credit agreement.

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

It is customary in the industries in which we operate to provide standby letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. We are required in certain circumstances to provide security to banks and the surety to obtain new standby letters of credit, bank guarantees and performance bonds. Certain of our European subsidiaries are required to and have cash collateralized $8,700 and $15,600 of their bonding requirements as of March 31, 2006 and December 30, 2005, respectively. Providing cash collateral increases working capital needs and limits our ability to repatriate funds from operating subsidiaries.

Our domestic operating entities do not generate sufficient cash flow to cover the costs related to our indebtedness, obligations to fund U.S. pension plans, asbestos-related liabilities and corporate overhead expenses. Consequently, we require cash repatriations from our non-U.S. subsidiaries in the normal course of our operations to meet our domestic cash needs and have successfully repatriated cash for many years. Our current 2006 forecast assumes total cash repatriation from our non-U.S. subsidiaries of approximately $107,500 from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends. We repatriated $51,500 and $26,400 from our non-U.S. subsidiaries in the first three months of 2006 and 2005, respectively.

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

We funded $16,400 of asbestos liabilities from our own cash flow in the first quarter 2006. While we expect active settlement negotiations with unsettled insurers to continue during 2006, we may determine that the appropriate course of action is to continue to fund a portion of our asbestos liabilities during 2006 while the coverage litigation and settlement negotiations continue. If we elect to continue this course of action, we may spend from our cash flow up to an additional $34,600 in the balance of 2006. This estimate assumes no additional settlements with insurance companies and is considered in our liquidity forecast. This forecast also assumes that the proposed asbestos trust fund legislation recently considered in the U.S. Senate will not become law. This proposed legislation, should it become law in its present form, would alter our payment obligations. We would be required to fund approximately $19,250 per year for 30 years and thus such legislation could have a material adverse impact on our financial condition, results of operations and long-term cash flow. (For further information, see risk factor entitled “Proposed national asbestos trust fund legislation could require us to pay amounts in excess of current estimates of our net asbestos liability, which could adversely affect our financial condition, results of operations and long-term cash flow”).

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

Back to Index

We have $29,700 in pending and to be submitted requests for equitable adjustment, or REAs, of which $11,900 was recorded in contracts in process on our condensed consolidated balance sheet as of March 31, 2006. The REAs, which relate to a project currently being executed for a U.S. government agency, include work performed and to be performed through 2008 over which time we expect to recover the total amount of the REAs. We are continuing to negotiate with the U.S government agency regarding these REAs as well as potentially restructuring the related contract.

We own a 50.5% interest in Martinez Cogen L.P., or MCLP, which owns and operates a natural gas fired cogeneration facility located at, and supplying most of its electrical and steam output to, an oil refinery in Martinez, California. MCLP’s financial condition, results of operations and cash flows are impacted by, among other things, the cost of natural gas and the electric tariffs upon which most of its revenues are based. The electric tariffs are set by independent regulatory agencies and are updated periodically. Over the last year, the cost of natural gas has risen sharply. The increase in the cost of natural gas has not yet been accompanied by a corresponding increase in one of the electric tariffs upon which most of MCLP’s electricity revenues are based. MCLP’s management is exploring ways to improve the foregoing situation, which include preliminary discussions with its refinery customer about the potential for restructuring the agreements between MCLP and the refinery. Further, the natural gas prices and electric tariffs in effect at March 31, 2006 are forecast to be sufficient to generate positive earnings and cash flow for MCLP in 2006. On a related matter, the previously reported equipment issue that led to the suspension of operations at the plant for several days in February 2006 was resolved in May 2006 without any material adverse impact on our results of operations or cash flow.

We maintain several defined benefit pension plans in the United States, United Kingdom, and Canada. Funding requirements for these plans are dependent, in part, on the performance of global capital markets and the discount rates used to calculate the present value of the liability. The poor performance of the global capital markets in the past and low interest rates significantly increased the funding requirements for these plans. The non-U.S. plans are funded from the local operating cash flows while funding for the U.S. plans is included within our U.S. working capital requirements. Our U.S. pension plans are frozen and our U.K. plan is closed to new entrants. The funding requirement for the U.S. plans will approximate $24,800 in 2006 and is projected to decline to essentially zero by 2010. Funding requirements for the foreign plans will approximate $30,100 in 2006 and will be required beyond 2010; however, contribution requirements subsequent to 2010 are not yet available. See Note 4 to the condensed consolidated financial statements in this Form 10-Q for additional information on our pensions.

Please refer to Note 3 to the condensed consolidated financial statements in this Form 10-Q for further information regarding our long-term debt obligations.

Under the terms of our debt and trust preferred securities, we have the ability to redeem or otherwise repurchase certain of our securities. We periodically evaluate whether to repurchase some of our outstanding debt and trust preferred securities. On April 26, 2006, we consummated the exchange of 1,277,900 of our common shares for $50,000 of outstanding aggregate principal amount of our 2011 senior notes. Under the terms of the exchange, the participating holders received 25.558 common shares for each thousand dollars of aggregate principal amount of 2011 senior notes, including accrued and unpaid interest, exchanged. In addition, we called for redemption of the remaining amount of 2011 senior notes and trust preferred securities. On May 25, 2006, we will redeem the remaining $61,468 of outstanding aggregate principal amount of our 2011 senior notes. The remaining $5,963 of outstanding aggregate principal amount of our trust preferred securities will be redeemed on May 26, 2006. The exchange and redemption transactions, which will be reflected in our second quarter 2006 financial statements, will reduce the carrying amount of our debt by approximately $121,100, will reduce the amount of unpaid accrued interest on the trust preferred securities by approximately $3,000, will improve consolidated shareholders’ deficit by approximately $46,300 and will reduce our cash by approximately $79,000. The improvement in consolidated shareholders’ deficit reflects the issuance of new common share equity of approximately $58,700 offset by a primarily non-cash charge to income of approximately $12,400. The charge reflects primarily the difference between the fair market value of the common shares to be issued and the book value of the 2011 senior notes exchanged.

Back to Index

Holders of our 2011 senior notes have a security interest in the stock, debt and assets of certain Foster Wheeler subsidiaries.

Please refer to Note 13 to the condensed consolidated financial statements in this Form 10-Q for further information regarding our purchase of a special purpose joint venture company in April 2006.

The Board of Directors discontinued the payment of common share dividends in July 2001. We were prohibited from paying dividends under our prior senior credit facility and are prohibited under our new senior credit agreement. Therefore, we paid no dividends during the first three months of 2006 or the full year 2005 and do not expect to pay dividends on our common shares for the foreseeable future.

Capital Structure

We have the following common shares and common share equivalents as of May 3, 2006:

	Units	Common Share Equivalents

Common shares outstanding	67,967,095	67,967,095
Convertible preferred shares outstanding	3,792	246,945
Stock options outstanding	2,687,370	2,687,370
Class A common share purchase warrants outstanding	208,618	351,334
Class B common share purchase warrants outstanding	14,917,780	1,078,556
Restricted stock units outstanding	351,849	351,849

Common shares and common share equivalents outstanding		72,683,149
Common shares available for issuance		1,708,451

Authorized common shares		74,391,600

Off-Balance Sheet Arrangements

We have off-balance sheet financing arrangements in the form of operating leases, purchase commitments, standby letters of credit, bank guarantees and surety bonds. While these represent financial commitments, they are not required to be reported on our balance sheet under GAAP.

Back to Index

Backlog and New Orders Booked

The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are legally binding and likely to proceed. Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may occur. The elapsed time from the award of a contract to completion of performance may be up to four years. The dollar amount of backlog is not necessarily indicative of our future earnings related to the performance of such work due to factors outside our control, such as changes in project schedules or project cancellations. We cannot predict with certainty the portion of backlog to be performed in a given year. Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sale of subsidiaries, if any.

Backlog measured in Foster Wheeler scope reflects the dollar value of backlog excluding third-party costs incurred by us on a reimbursable basis as agent or principal (i.e., flow-through costs). Foster Wheeler scope measures the component of backlog with mark-up and corresponds to our services plus fees for reimbursable contracts, and total selling price for lump-sum contracts.

	Three Months Ended March 31, 2006			Three Months Ended April 1, 2005

	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total

NEW ORDERS BY PROJECT LOCATION:
North America	$56,300	$266,200	$322,500	$8,800	$80,500	$89,300
South America	11,300	42,200	53,500	6,600	5,600	12,200
Europe	95,800	64,400	160,200	143,300	80,300	223,600
Asia	89,300	41,300	130,600	25,200	8,200	33,400
Middle East	838,400	100	838,500	86,000	3,600	89,600
Australasia and other	24,100	—	24,100	11,700	200	11,900

Total	$1,115,200	$414,200	$1,529,400	$281,600	$178,400	$460,000

NEW ORDERS BY INDUSTRY:
Power generation	$1,700	$389,900	$391,600	$75,000	$162,200	$237,200
Oil refining	157,700	—	157,700	82,300	—	82,300
Pharmaceutical	44,300	—	44,300	19,500	—	19,500
Oil and Gas	49,000	—	49,000	70,400	—	70,400
Chemical/petrochemical	850,200	—	850,200	47,100	—	47,100
Power plant operation	—	25,200	25,200	—	25,000	25,000
Environmental	4,500	—	4,500	21,100	—	21,100
Eliminations and others	7,800	(900)	6,900	(33,800)	(8,800)	(42,600)

Total	$1,115,200	$414,200	$1,529,400	$281,600	$178,400	$460,000

Back to Index

	March 31, 2006			April 1, 2005

	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total

BACKLOG (FUTURE REVENUES) BY CONTRACT TYPE:
Lump-sum turnkey	$340,900	$274,400	$615,300	$409,600	$36,400	$446,000
Other fixed-price	258,100	687,400	945,500	166,600	549,200	715,800
Reimbursable	2,851,100	231,400	3,082,500	789,500	60,500	850,000
Eliminations	(57,400)	(32,500)	(89,900)	(64,800)	(32,500)	(97,300)

Total	$3,392,700	$1,160,700	$4,553,400	$1,300,900	$613,600	$1,914,500

BACKLOG (FUTURE REVENUES) BY PROJECT LOCATION:
North America	$127,900	$596,400	$724,300	$72,000	$273,500	$345,500
South America	104,800	53,800	158,600	23,400	13,000	36,400
Europe	388,000	375,500	763,500	611,500	163,200	774,700
Asia	275,800	131,500	407,300	182,600	155,300	337,900
Middle East	1,620,000	1,300	1,621,300	262,000	7,300	269,300
Australasia and other	876,200	2,200	878,400	149,400	1,300	150,700

Total	$3,392,700	$1,160,700	$4,553,400	$1,300,900	$613,600	$1,914,500

BACKLOG (FUTURE REVENUES) BY INDUSTRY:
Power generation	$128,800	$1,033,700	$1,162,500	$281,400	$534,100	$815,500
Oil refining	884,300	—	884,300	342,500	—	342,500
Pharmaceutical	139,000	—	139,000	165,000	—	165,000
Oil and Gas	1,078,500	—	1,078,500	183,000	—	183,000
Chemical/petrochemical	1,062,100	—	1,062,100	186,500	—	186,500
Power plant operation	—	128,000	128,000	—	111,800	111,800
Environmental	17,600	—	17,600	107,900	—	107,900
Eliminations and others	82,400	(1,000)	81,400	34,600	(32,300)	2,300

Total	$3,392,700	$1,160,700	$4,553,400	$1,300,900	$613,600	$1,914,500

Foster Wheeler scope in backlog	$1,339,000	$1,146,400	$2,485,400	$930,700	$600,700	$1,531,400

E&C man-hours in backlog (in thousands)	10,206		10,206	5,337		5,337

The overall increase in consolidated backlog as of March 31, 2006, compared to April 1, 2005, is attributable primarily to our Global E&C Group, where we have won a number of significant contracts. In the first quarter of 2006, our Global E&C Group’s awards included an engineering, procurement and construction, or EPC, contract for the utilities and offsite work at a world-scale integrated refining and petrochemical complex in Rabigh, Saudi Arabia, an engineering, procurement and construction management, or EPCm, contract for a ethylene oxide/mono-ethylene glycol unit in Kuwait, and an EPC contract for safety automating services of the unheading and valve interlock systems on the delayed coking unit at a refinery in the United States. Our Global Power Group was awarded a design and supply, or D&S, contract to provide two CFB boilers to be used at a proposed solid-fuel generating unit at a power station in Louisiana, a D&S contract for two CFB boilers for an alumina refinery in South America, and a design, supply and erection contract for a peat and bio-mass-fired CFB boiler island unit for a heat and power plant in Finland.

The increase in consolidated new orders for the three months ended March 31, 2006 is attributable to both our Global E&C and Global Power Groups and reflects the awards noted above.

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

Application of Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Management and the Audit Committee of the Board of Directors approve the critical accounting policies.

Highlighted below are the accounting policies that we consider significant to the understanding and operations of our business as well as key estimates that are used in implementing the policies. Several of the critical accounting policies and estimates are discussed in the notes to the condensed consolidated financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations as referenced below. A full discussion of our critical accounting policies and estimates is included in our 2005 Form 10-K. The only significant change to our application of critical accounting policies and estimates is our adoption of SFAS No. 123R, “Share Based Payment,” at the start of 2006, as discussed below.

Revenue Recognition

Refer to Note 1 to the condensed consolidated financial statements in this Form 10-Q, “Summary of Significant Accounting Policies – Revenue Recognition on Long-Term Contracts.”

Asbestos

Refer to Note 11 to the condensed consolidated financial statements in this Form 10-Q, “Litigation and Uncertainties.”

Pension and Postretirement Benefits

We have several defined benefit pension plans in the United States, the United Kingdom and Canada. We also have defined postretirement benefit plans for health care and life insurance benefits in the United States and Canada. The U.S. plans are frozen and the U.K. plan is closed to new entrants. Details of our pension and postretirement benefit plans are included in Note 4 to the condensed consolidated financial statements in this Form 10-Q.

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

Back to Index

Share-Based Compensation Plans

We have share-based compensation plans that reserve common shares for issuance to key employees and directors. Prior to December 31, 2005, we accounted for such share-based employee compensation plans under the measurement and recognition provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, we used the intrinsic value method of accounting for our stock option awards and did not recognize compensation expense for stock options that were granted at an exercise price equal to or greater than the market price of our common stock on the date of grant. As a result, the recognition of share-based compensation expense was generally limited to the expense attributed to restricted stock awards. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we provided pro forma net income or loss and net earnings or loss per common share disclosures for each period prior to December 31, 2005, as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans, including stock options.

Effective December 31, 2005, we adopted the fair value provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under this method, we will recognize share-based compensation expense for (i) all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (ii) all future share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

The compensation cost that has been charged against income for our share-based compensation plans was $4,000 and $2,100 for the first three months of 2006 and 2005, respectively. The total income tax benefit recognized in the condensed consolidated statement of operations and comprehensive income was $80 and $87 for the first three months of 2006 and 2005, respectively. We received $5,900 in cash from option exercises under our share-based compensation plans for the three months ended March 31, 2006.

As of March 31, 2006, there was $4,800 and $6,000 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those costs are expected to be recognized over a weighted-average period of 9 months and 8 months, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which incorporates assumptions regarding a number of complex and subjective variables. We then recognize the fair value of each option as compensation cost ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

•

Expected volatility – we estimate the volatility of our common stock at the date of grant using a combination of unadjusted historical volatility, historical volatility adjusted for periods of unusual stock price activity, volatility of comparable companies and other factors.

•

Expected term – we estimate the expected term of options granted based on a combination of vesting schedules, life of the option, historical experience and estimates of future exercise behavior patterns.

•	Risk-free interest rate – we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected life of the options in effect at the time of grant.
•

Dividends – we use an expected dividend yield of zero since we are restricted from paying dividends under our senior credit agreement and, accordingly, we do not anticipate paying dividends in the foreseeable future.

•

Forfeitures – we estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use a combination of historical data, demographic characteristics and other factors to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to December 31, 2005, we accounted for forfeitures as they occurred. The cumulative effect adjustment related to forfeitures upon adoption of SFAS No. 123R was immaterial.

If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R for future awards may differ significantly

Back to Index

from what we have recorded in the current period. There is a high degree of subjectivity involved in selecting the option pricing model assumptions used to estimate share-based compensation expense under SFAS No. 123R. Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, existing valuation models may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration or forfeiture of those share-based payments in the future. Stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.

There are significant differences among valuation models. This may result in a lack of comparability with other companies that use different models, methods and assumptions. There is also a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and may materially affect the fair value estimate of share-based payments.

Goodwill and Intangible Assets

Each year, we evaluate goodwill for potential impairment, as prescribed by SFAS No. 142, “Goodwill and Other Intangible Assets.” We test for impairment at the reporting unit level as defined in SFAS No. 142. This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In 2005, the evaluation indicated that no adjustment to the carrying value of goodwill was required.

Income Taxes

Refer to Note 1 to the condensed consolidated financial statements in this Form 10-Q, “Summary of Significant Accounting Policies – Income Taxes.”

Liquidity Forecasting

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Form 10-Q.

Accounting Developments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

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

Since January 15, 2002, Foster Wheeler LLC has exercised its right to defer payments on the debentures. The previous senior credit facility required Foster Wheeler LLC to defer the payment of the dividends on the trust preferred securities; while the new senior credit agreement requires the approval of the lenders to make payments on the trust preferred securities to the extent such payments are not contractually required by the underlying trust preferred securities agreements. Accordingly, no dividends were paid during the first three months of 2006 or the full year 2005.

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

On May 26, 2006, we will redeem the remaining $5,963 of outstanding aggregate principal amount of trust preferred securities.

Back to Index

Results of Operations – The Capital Trust

	Three Months Ended

	March 31, 2006	April 1, 2005	$ Change	% Change

Interest income	—	—	—	N/M

(Increase)/decrease in valuation allowance	(300)	13,900	(14,200)	(102.2)%

Preferred security distributions expense	200	2,100	(1,900)	(90.5)%

N/M - not meaningful.

SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” states that “a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.” SFAS No. 114 requires that the measurement of impairment be based on one of several methods including the loan’s observable market price. The Capital Trust has established a valuation allowance on the interest income receivable based on the market price of the trust preferred securities, which is deemed a proxy for the debentures’ observable market price. Accordingly, the Capital Trust has not recorded interest income in the first three months of 2006 and 2005. Changes in the valuation allowance result from changes in the market price of the trust preferred securities. The market price per security of the trust preferred securities was $35.25 as of March 31, 2006, $37.20 as of December 30, 2005, $31.92 as of April 1, 2005 and $27.05 as of December 31, 2004.

The preferred security distributions expense represents the accrual for cash distributions due on the trust preferred securities. Distributions accrue at an annual rate of 9% on the outstanding liquidation amount of the trust preferred securities, compounded quarterly. Additionally, deferred distributions accrue interest at an annual rate of 9%, compounded quarterly, as well. The decrease in preferred security distributions expense in the first three months of 2006 results primarily from the reduction in the amount of trust preferred securities outstanding as a result of the equity-for-debt exchanges. As noted previously, the Capital Trust has deferred the distributions on the trust preferred securities in conjunction with Foster Wheeler LLC’s decision to defer interest payments on the debentures since January 15, 2002.

Financial Condition – The Capital Trust

The investment in subordinated deferrable interest debentures was $6,000 as of March 31, 2006 and December 30, 2005. The accrued interest receivable on the subordinated deferrable interest debentures, net of the valuation allowance, decreased from $2,700 as of December 30, 2005 to $2,400 as of March 31, 2006, as a result of the increase in the valuation allowance. The deferred accrued mandatorily redeemable preferred security distributions payable increased from $2,700 as of December 30, 2005 to $2,900 as of March 31, 2006, as a result of the accrual of interest expense.

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

Safe Harbor Statement

This management’s discussion and analysis of financial condition and results of operations, other sections of this quarterly report on Form 10-Q and other reports and oral statements made by Foster Wheeler representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler and the various industries within which we operate. These include statements

Back to Index

regarding our expectation about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims, and the costs of current and future asbestos claims and the amount and timing of insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described under Part II, Item 1A. “Risk Factors” and the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements:

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

Back to Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk — We are exposed to changes in interest rates primarily as a result of our borrowings, if any, under our senior credit agreement (there were no such borrowings as of March 31, 2006) and our variable rate project debt. If market rates average 1% more in 2006 than in 2005, our interest expense for the next twelve months would increase, and income before tax would decrease by approximately $50. This amount has been determined by considering the impact of the hypothetical interest rates on our variable-rate balances as of March 31, 2006.

Foreign Currency Risk — We operate on a worldwide basis with substantial operations in Europe that subject us to translation risk on the Euro and British pound sterling. All significant activities of our non-U.S. affiliates are recorded in their functional currency, which is typically the country of domicile of the affiliate. While this mitigates the potential impact of earnings fluctuations as a result of changes in foreign currency exchange rates, our affiliates do enter into transactions through the normal course of operations in currencies other than their functional currency. We seek to minimize the resulting exposure to foreign currency fluctuations by matching the revenues and expenses in the same currency for our long-term contracts. We further mitigate these foreign currency exposures through the use of foreign currency forward exchange contracts to hedge the exposed item, such as anticipated purchases or revenues, back to their functional currency.

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

As of the end of the interim period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Exchange Act Rule 13a-15. Based on this evaluation, and as of March 31, 2006, our chief executive officer and our chief financial officer concluded, at the reasonable assurance level, that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Back to Index

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 11 to the condensed consolidated financial statements in this Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to Our Business

Our business is subject to a number of risks and uncertainties, including those described below. If any of these events occur, our business could be harmed and the trading price of our securities could decline. The following discussion of risks relating to our business should be read carefully in connection with evaluating our business, prospects and the forward-looking statements contained in this report on Form 10-Q. For additional information regarding forward-looking statements, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Safe Harbor Statement.”

Our domestic operating entities do not generate sufficient cash flow to cover the costs related to our indebtedness, obligations to fund U.S. pension plans, asbestos-related liabilities and corporate overhead expenses. Consequently, we require cash repatriations from our non-U.S. subsidiaries in the normal course of our operations to meet our domestic cash needs. Our ability to repatriate funds from our non-U.S. subsidiaries is limited by a number of factors. Accordingly, we are limited in our ability to use the funds held by our non-U.S. subsidiaries for working capital purposes, to repay debt or to satisfy other obligations.

As of March 31, 2006, we had corporate debt of $151,500, limited recourse project specific debt of $96,100, and capital lease obligations of $64,800. The corporate debt must be serviced with cash repatriations from our operating subsidiaries and/or from the proceeds of financings. In addition, as of March 31, 2006, we had $598,900 of undrawn letters of credit, bank guarantees and surety bonds issued and outstanding, $9,200 of which were cash collateralized. As of March 31, 2006, we had cash, cash equivalents, short-term investments and restricted cash of $425,600, of which $303,000 was held by our non-U.S. subsidiaries. Our current 2006 forecast assumes total cash repatriation from our non-U.S. subsidiaries of $107,500 from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends. There can be no assurance that the forecasted foreign cash repatriation will occur as our non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash. In addition, certain of our non-U.S. subsidiaries are parties to loan, bank guarantee and other agreements that contain covenants, and are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. The repatriation of funds may also subject those funds to taxation. As a result of these factors, we may not be able to repatriate and utilize funds held by our non-U.S. subsidiaries in the amount forecasted above.

If we have a material weakness in our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

Although we had no material weaknesses as of December 30, 2005, we have reported material weaknesses in our internal control over financial reporting in the past. We cannot assure that we will avoid a material weakness in the future. If we have another material weakness in our internal control over financial reporting in the future, it could adversely impact our ability to report our financial results in a timely and accurate manner.

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

Back to Index

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

As of March 31, 2006, we had corporate debt of $151,500, limited recourse project specific debt of $96,100, and capital lease obligations of $64,800. We may not have sufficient funds available to pay all of the debt upon maturity.

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

Certain of our various debt agreements impose significant financial covenants, which may prevent us from capitalizing on business opportunities and taking certain corporate actions, which could materially adversely affect our business, financial condition, results of operations and cash flow.

Our senior credit agreement imposes significant financial covenants on us. These covenants limit our ability to incur indebtedness, pay dividends or make other distributions, make investments and sell assets. Failure to comply with these covenants may allow lenders to elect to accelerate the repayment dates under this debt. We may not be able to repay such obligations if accelerated. Our failure to repay such obligations under our senior credit agreement and our other debt obligations would have a material adverse effect on our business, financial condition, results of operations and cash flow and result in defaults under the terms of our other indebtedness.

We face limitations on our ability to obtain new letters of credit, bank guarantees and performance bonds from banks and surety on the same terms as we have historically. If we were unable to obtain letters of credit, bank guarantees, or performance bonds on reasonable terms, our business, financial condition, results of operations and cash flow would be materially adversely affected.

Back to Index

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

Back to Index

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

Backlog as of March 31, 2006 increased 23% as compared to year-end 2005. However, backlog may decline in the future.

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

Back to Index

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

Since year-end 2004, we have worked with Analysis Research Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs for the following 15-year period. ARPC reviews our asbestos indemnity payments, defense costs and claims activity during the previous year and compares them to our 15-year forecast prepared at the previous year-end. We reduced our estimated year-end 2005 liability for payments and settlements made during the quarter ended March 31, 2006.

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

Based on their review of 2005 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability over the next 15 years be updated as of year-end 2005. Accordingly, we worked with ARPC to develop a revised estimate of our indemnity and defense costs through 2020. At year-end 2005, we increased our liability for domestic asbestos indemnity and defense costs through 2020 to $516,000, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a loss of $113,700 in the fourth quarter of 2005. Our liability for asbestos indemnity and defense costs was $497,600 as of March 31, 2006.

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

As occurred in 2005, the actual number of future claims, the mix of disease types and the amounts of indemnity and defense costs may exceed our current estimates. We annually update our forecasts to take into consideration recent claims experience and other developments, such as legislation, that may affect our estimates of future asbestos-related costs. The announcement of increases to asbestos liabilities as a result of revised forecasts, adverse jury verdicts or other negative developments involving asbestos litigation or insurance recoveries may cause the value or trading prices of our securities to decrease significantly. These negative developments could also negatively impact our liquidity, cause us to default under covenants in our indebtedness, cause our credit ratings to be downgraded, restrict our access to capital markets or otherwise have a material adverse effect on our financial condition, results of operations and cash flow.

The amount and timing of insurance recoveries of our asbestos-related costs in the United States is uncertain. The failure to obtain insurance recoveries could cause a material adverse effect on our financial condition, results of operations and cash flow.

We believe that a significant portion of our subsidiaries’ liability and defense costs for asbestos claims will be covered by insurance. Since year-end 2005, we have worked with Peterson Risk Consulting, nationally recognized experts in the estimation of insurance recoveries, to review our estimate of the value of the unsettled insurance asset and assist in the estimation of our primary and unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimate, and allocation methodology assumptions we provided them, Peterson Risk Consulting provided an analysis of the unsettled insurance asset as of year-end 2005. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset. As of March 31, 2006, we reduced our estimated year-end 2005 asbestos insurance asset for insurance settlement proceeds paid to third parties during the quarter.

Back to Index

Our condensed consolidated balance sheet as of March 31, 2006, includes as an asset an aggregate of $318,000, which represents our best estimate of actual and probable insurance recoveries relating to our domestic liability for pending and estimated future asbestos claims through year-end 2020, $25,100 of this asset is recorded in accounts and notes receivable and $292,900 is recorded as asbestos-related insurance recovery receivable. The amount recorded within accounts and notes receivable reflects amounts due in the next 12 months under executed settlement agreements with insurers and does not include any estimate for future settlements. The amount recorded as asbestos-related insurance recovery receivable includes an estimate of recoveries from unsettled insurers, based upon assumptions relating to cost allocation, the application of New York law, and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers. On February 13, 2001, litigation was commenced against certain of our subsidiaries by certain of our insurers seeking to recover from other insurers amounts previously paid by them and to adjudicate their rights and responsibilities under our subsidiaries’ insurance policies. As of March 31, 2006, we estimate the value of our asbestos insurance asset contested by our subsidiaries’ insurers in ongoing litigation as $115,000. While this litigation is pending, we have had to cover a substantial portion of our settlement payments and defense costs out of our cash flow.

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

An adverse outcome in the pending insurance litigation described above could significantly limit our insurance recoveries. However, a favorable outcome in all or part of the litigation could significantly increase available insurance recoveries above our current estimate. In this regard, on January 10, 2005, a New York state trial court entered an order finding that New York, rather than New Jersey, law applies in the litigation described above regarding the allocation of liability for asbestos-related personal injury claims among our subsidiaries and their various insurers. Prior to entry of the New York court order, we had calculated estimated insurance recoveries applying New Jersey law. The application of New York, rather than New Jersey, law would result in our subsidiaries realizing lower insurance recoveries. Thus, as a result of this decision and other factors, we estimated our insurance asset assuming application of New York law and we recorded a charge to earnings in the fourth quarter of 2004 of $75,800 and reduced the year-end 2004 carrying value of our probable insurance recoveries by a similar amount. Unless this decision is reversed, we expect that we will be required to fund a larger portion of our asbestos liabilities from our own cash. The amount and timing of these funding requirements will be dependent upon, among other things, litigated or negotiated resolution of the various disputes with our insurers with whom we have not yet settled. On February 16, 2005, our subsidiaries filed an appeal of this decision to a higher court. Our appeal is currently pending and there can be no assurances as to the timing or the outcome.

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

Back to Index

The pending coverage litigation and active negotiations with our insurers is continuing. We funded $16,400 of asbestos liabilities from our cash flow during the first three months of 2006. While we expect active settlement negotiations with unsettled insurers to continue during 2006, we may determine that the appropriate course of action is to continue to fund a portion of our asbestos liabilities during 2006 while the coverage litigation and settlement negotiations continue. If we elect to continue this course of action, we may spend from our cash flow up to an additional $34,600 in the balance of 2006. This estimate assumes no additional settlements with insurance companies and is considered in our liquidity forecast.

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

Some of our subsidiaries in the United Kingdom have received claims alleging personal injury arising from exposure to asbestos in connection with work performed, or heat exchange devices assembled, installed and/or sold, by our subsidiaries. The total number of claims received to date in the United Kingdom is 783 of which 325 remained open at March 31, 2006. We expect these subsidiaries to be named as defendants in similar suits and claims brought in the future. To date, insurance policies have provided coverage for substantially all of the costs incurred in connection with resolving asbestos claims in the United Kingdom. Our ability to continue to recover under these insurance policies is dependant upon, among other things, the timing and amount of asbestos claims that may be made in the future, the financial solvency of our insurers, and the amount that may be paid to resolve the claims. These factors could significantly limit insurance recoveries, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Back to Index

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

We operate in more than 50 countries around the world, with approximately 8,400, or 87%, of our employees located outside of the United States. In order to manage our day-to-day operations, we must overcome cultural and language barriers and assimilate different business practices. In addition, we are required to create compensation programs, employment policies and other administrative programs that comply with the laws of multiple countries. Failure to successfully manage geographically-diverse operations could impair our ability to react quickly to changing business and market conditions and comply with industry standards and procedures.

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

Our operations are subject to U.S., European and other laws and regulations governing the generation, management, and use of regulated materials, the discharge of materials into the environment, the remediation of environmental contamination, or otherwise relating to environmental protection. These laws include U.S. federal statutes, such as the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, the Clean Water Act, the Clean Air Act and similar state and local laws, and European laws and regulations including those promulgated under the Integrated Pollution Prevention and Control Directive issued by the European Union in 1996, and the 1991 directive dealing with waste and hazardous waste and laws and regulations similar to those in other countries in which we operate. Both our Global E&C Group and Global Power Group make use of and produce as wastes or byproducts substances that are considered to be hazardous under the laws and regulations referred to above. We may be subject to liabilities for

Back to Index

environmental contamination as an owner or operator of a facility or as a generator of hazardous substances without regard to negligence or fault, and we are subject to additional liabilities if we do not comply with applicable laws regulating such hazardous substances, and, in either case, such liabilities can be substantial.

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

You should read Note 11 to the condensed consolidated financial statements in this Form 10-Q for a summary of our material environmental proceedings and litigation.

We rely on our information systems in our operations. Failure to protect these systems against security breaches could adversely affect our business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.

The efficient operation of our business is dependent on computer hardware and software systems. We rely on our information systems to communicate and store customer and project information, to track new bookings and inventory, to procure materials and equipment for projects, to perform computerized design and engineering drawings, to perform project scheduling and cost tracking, to maintain Internet and extranet web sites, to maintain our proprietary research and development data and to effectively manage accounting and financial functions. Our information systems are comprised of multiple networks.

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

Back to Index

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

Our success depends significantly on our ability to protect our intellectual property rights to the technologies and know-how used in our proprietary products. We rely on patent protection, as well as a combination of trade secret, unfair competition and similar laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. Although we have taken steps to protect our intellectual property and proprietary technology, there is no assurance that third parties will not be able to design around the patents. We also rely on unpatented proprietary technology. We cannot provide assurance that we can meaningfully protect all our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology. We seek to protect our trade secrets, know-how and other unpatented proprietary technology, in part with confidentiality agreements and intellectual property assignment agreements with our employees, independent distributors and consultants. However, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements or in the event that our competitors discover or independently develop such trade secrets or other proprietary information.

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

Back to Index

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

Back to Index

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

10.1

Waiver of the Registration Rights Agreement, dated as of February 2, 2006, by and among Foster Wheeler Ltd., Foster Wheeler LLC, on behalf of themselves and the subsidiary guarantors and Citigroup Global Capital Markets Inc. (Filed as Exhibit 10.13 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 30, 2005, filed on March 3, 2006, and incorporated herein by reference.)

10.2

Waiver of the Registration Rights Agreement, dated as of February 2, 2006, by and among Foster Wheeler Ltd., Foster Wheeler LLC, on behalf of themselves and the subsidiary guarantors and Merrill Lynch Global Allocation Fund, Inc., Merrill Lynch International Investment Fund-MLIIF Global Allocation Fund, Merrill Lynch Variable Series Fund, Inc.-Merrill Lynch Global Allocation V.I. Fund, and Merrill Lynch Series Funds, Inc.-Global Allocation Strategy Portfolio. (Filed as Exhibit 10.14 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 30, 2005, filed on March 3, 2006, and incorporated herein by reference.)

10.3

Preliminary Agreement for the Sale of Quotas, dated January 31, 2006, between Foster Wheeler Italiana S.p.A., Fineldo S.p.A. and MPE S.p.A. (Filed as Exhibit 10.29 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 30, 2005, filed on March 3, 2006, and incorporated herein by reference.)

10.4

Third Amendment to Loan Agreement and Guaranty, dated as of April 19, 2006, in respect of and to the Loan Agreement and Guaranty, dated as of March 24, 2005, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation and Foster Wheeler Inc., the Guarantors party thereto, the Lenders party thereto, Morgan Stanley & Co. Incorporated, as Collateral Agent, Wells Fargo Foothill Inc., as Administrative Agent, Sole Lead Arranger and Sole Lead Bookrunner. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, filed on April 25, 2006, and incorporated herein by reference.)

12.1	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of John T. La Duc

Back to Index

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of John T. La Duc

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER LTD. (Registrant)

Date: May 10, 2006	/S/ RAYMOND J. MILCHOVICH

RAYMOND J. MILCHOVICH CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER
Date: May 10, 2006	/S/ JOHN T. LA DUC

JOHN T. LA DUC EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER