Form 10-Q
period 2006-06-30
FOSTER WHEELER LTD
filed 2006-08-09
CIK 1130385

Click here for Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-31305

FOSTER WHEELER LTD.

(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	22-3802649 (I.R.S. Employer Identification No.)

Perryville Corporate Park Clinton, New Jersey (Address of principal executive offices)	08809-4000 (Zip Code)

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
Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,379,982 common shares ($0.01 par value) were outstanding as of August 2, 2006.

FOSTER WHEELER LTD.

Back to Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands of dollars, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Operating revenues	$745,307	$526,018	$1,391,149	$1,049,083
Cost of operating revenues	(613,852)	(415,560)	(1,177,669)	(860,701)

Contract profit	131,455	110,458	213,480	188,382

Selling, general and administrative expenses	(61,401)	(59,313)	(113,247)	(115,346)
Other income	20,113	16,821	35,868	29,331
Other deductions	(10,773)	(9,836)	(18,087)	(19,269)
Interest expense	(6,788)	(14,074)	(14,735)	(28,822)
Minority interest	(1,385)	(1,777)	(996)	(2,786)
Net gain on asbestos settlement	79,590	—	79,590	—
Loss on debt reduction initiatives	(12,318)	(1,300)	(12,483)	(1,300)

Income before income taxes	138,493	40,979	169,390	50,190
Provision for income taxes	(30,075)	(13,100)	(46,341)	(21,071)

Net income	108,418	27,879	123,049	29,119
Other comprehensive income/(loss):
Foreign currency translation adjustment	(2,462)	281	(812)	1,989
Minimum pension liability adjustment	—	—	(538)	—
Net gain on derivative instruments designated as cash flow hedges	268	—	268	—

Net comprehensive income	$106,224	$28,160	$121,967	$31,108

Earnings per common share (see Note 1):
Basic	$1.62	$0.63	$1.60	$0.66

Diluted	$1.53	$0.55	$1.48	$0.57

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands of dollars, except share data and per share amounts)

(unaudited)

	June 30, 2006	December 30, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$340,158	$350,669
Accounts and notes receivable, net	492,929	320,600
Contracts in process	199,922	139,328
Prepaid, deferred and refundable income taxes	18,764	20,999
Other current assets	23,977	19,927

Total current assets	1,075,750	851,523

Land, buildings and equipment, net	291,236	258,672
Restricted cash	17,937	21,994
Notes and accounts receivable - long-term	5,536	5,076
Investments and advances	182,448	168,193
Goodwill, net	51,397	50,982
Other intangible assets, net	63,357	64,066
Asbestos-related insurance recovery receivable	382,227	321,008
Other assets	96,436	98,621
Deferred income taxes	57,746	54,571

TOTAL ASSETS	$2,224,070	$1,894,706

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Current installments on long-term debt	$22,970	$21,459
Accounts payable	225,303	233,815
Accrued expenses	298,741	300,457
Billings in excess of costs and estimated earnings on uncompleted contracts	557,206	410,676
Income taxes	64,591	31,157

Total current liabilities	1,168,811	997,564

Long-term debt	197,484	293,953
Deferred income taxes	43,135	37,406
Pension, postretirement and other employee benefits	269,261	269,147
Asbestos-related liability	435,023	466,163
Other long-term liabilities	148,061	141,107
Deferred accrued interest on subordinated deferrable interest debentures	—	2,697
Minority interest	26,972	27,827
Commitments and contingencies

TOTAL LIABILITIES	2,288,747	2,235,864

Shareholders’ Deficit:
Preferred shares:
$0.01 par value; authorized: 2006 - 903,808 shares and 2005 - 904,251 shares; issued: 2006 - 3,752 shares and 2005 - 4,195 shares	—	—
Common shares:
$0.01 par value; authorized: 2006 - 148,001,640 shares and 2005 - 74,391,197 shares; issued: 2006 - 68,379,982 shares and 2005 - 57,462,262 shares	684	575
Paid-in capital	1,333,565	1,187,518
Accumulated deficit	(1,083,048)	(1,206,097)
Accumulated other comprehensive loss	(315,878)	(314,796)
Unearned compensation	—	(8,358)

TOTAL SHAREHOLDERS’ DEFICIT	(64,677)	(341,158)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,224,070	$1,894,706

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF

CHANGES IN SHAREHOLDERS’ DEFICIT

(in thousands of dollars, except share data)

(unaudited)

	Six Months Ended

	June 30, 2006		July 1, 2005

	Shares	Amount	Shares	Amount

Preferred Shares:
Balance at beginning of period	4,195	$—	75,484	$1
Preferred shares converted into common shares	(443)	—	(66,107)	(1)

Balance at end of period	3,752	$—	9,377	$—

Common Shares:
Balance at beginning of period	57,462,262	$575	40,542,898	$405
Issuance of common shares upon exercise of common share purchase warrants	8,415,519	84	—	—
Issuance of common shares upon equity-for-debt exchange	1,277,900	13	—	—
Issuance of common shares upon exercise of stock options	976,274	10	—	—
Issuance of common shares upon vesting of restricted awards	218,656	2	—	—
Issuance of common shares upon conversion of preferred shares	29,371	—	4,296,959	43

Balance at end of period	68,379,982	$684	44,839,857	$448

Paid-in Capital:
Balance at beginning of period		$1,187,518		$883,167
Issuance of common shares upon exercise of common share purchase warrants		75,317		—
Issuance of common shares upon equity-for-debt exchange		58,750		—
Issuance of common shares upon exercise of stock options		10,509		—
Share-based compensation expense-stock options		3,738		—
Excess tax benefit related to equity-based incentive program		1,115		—
Reclassification of unearned compensation balance upon adoption of SFAS No. 123R		(8,358)		—
Share-based compensation expense-restricted share awards		4,978		—
Issuance of common shares upon vesting of restricted share awards		(2)		—
Issuance of common shares upon conversion of preferred shares		—		(42)

Balance at end of period		$1,333,565		$883,125

Accumulated Deficit:
Balance at beginning of period		$(1,206,097)		$(1,096,348)
Net income for the period		123,049		29,119

Balance at end of period		$(1,083,048)		$(1,067,229)

Accumulated Other Comprehensive Loss:
Balance at beginning of period		$(314,796)		$(296,743)
Change in accumulated translation adjustment during the period		(812)		1,989
Minimum pension liability adjustment		(538)		—
Net gain on derivative instruments designated as cash flow hedges		268		—

Balance at end of period		$(315,878)		$(294,754)

Unearned Compensation:
Balance at beginning of period		$(8,358)		$(16,047)
Reclassification of unearned compensation balance upon adoption of SFAS No. 123R		8,358		—
Share-based compensation expense-restricted share awards		—		4,259

Balance at end of period		$—		$(11,788)

Total Shareholders’ Deficit at June 30, 2006		$(64,677)		$(490,198)

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands of dollars, except share data)

(unaudited)

	Six Months Ended

	June 30, 2006	July 1, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$123,049	$29,119
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	14,266	14,397
Net gain on asbestos insurance settlement	(79,590)	—
Loss on debt reduction initiatives	5,206	—
Share-based compensation	8,716	4,259
Excess tax benefit related to equity-based incentive program	(984)	—
Deferred tax	6,275	(1,119)
Interest expense on subordinated deferrable interest debentures	—	4,269
Gain on sale of assets	(1,024)	(1,476)
Earnings on equity interests, net of dividends	(16,459)	(1,772)
Other noncash items	997	1,198
Changes in assets and liabilities:
Increase in receivables	(127,825)	(21,787)
(Increase)/decrease in contracts in process	(54,252)	43,015
Decrease in accounts payable and accrued expenses	(25,733)	(26,089)
Increase/(decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	131,839	(71,360)
Increase in income taxes	35,858	15,884
Net change in other assets and liabilities	(51,285)	(11,164)

Net cash used in operating activities	(30,946)	(22,626)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	457	—
Change in restricted cash	9,689	13,270
Capital expenditures	(10,058)	(3,689)
Proceeds from sale of assets	1,407	1,861
Increase in investments and advances	(1,625)	(440)
Decrease in short-term investments	—	24,424

Net cash (used in)/provided by investing activities	(130)	35,426

CASH FLOWS FROM FINANCING ACTIVITIES
Partnership distributions to minority partners	(1,941)	(2,233)
Proceeds from common share purchase warrant exercises	75,401	—
Proceeds from stock option exercises	10,519	—
Excess tax benefit related to equity-based incentive program	984	—
Payment of deferred financing costs	—	(13,400)
Proceeds from issuance of long-term debt	1,247	—
Repayment of long-term debt and capital lease obligations	(77,554)	(7,335)

Net cash provided by/(used in) financing activities	8,656	(22,968)

Effect of exchange rate changes on cash and cash equivalents	11,909	(11,061)

Decrease in cash and cash equivalents	(10,511)	(21,229)
Cash and cash equivalents at beginning of year	350,669	291,567

Cash and cash equivalents at end of period	$340,158	$270,338

NON-CASH FINANCING ACTIVITIES

In April 2006, 1,277,900 common shares were exchanged for $50,000 of aggregate principal amount of 2011 senior notes. See Note 4 for information regarding the equity-for-debt exchange.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

(unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation — The condensed consolidated balance sheet as of June 30, 2006 and December 30, 2005 and the related condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2006 and July 1, 2005 and the condensed consolidated statement of cash flows for the six months ended June 30, 2006 and July 1, 2005 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

Revisions — Our prior period condensed consolidated statement of operations and comprehensive income has been revised to classify the amortization of intangible assets within cost of operating revenues rather than within other deductions and the loss on debt reduction initiatives in a separate line item rather than within other deductions. There was no impact on the condensed consolidated balance sheet or the condensed consolidated statement of cash flows. A summary of the financial statement line items affected by the revision is presented below.

	For the Three Months Ended		For the Six Months Ended

	July 1, 2005, As Previously Reported	July 1, 2005, As Revised	July 1, 2005, As Previously Reported	July 1, 2005, As Revised

Cost of operating revenues	$(415,892)	$(415,560)	$(860,946)	$(860,701)
Contract profit	110,126	110,458	188,137	188,382
Selling, general and administrative expenses	(58,086)	(59,313)	(113,303)	(115,346)
Other deductions	(12,031)	(9,836)	(22,367)	(19,269)
Loss on debt reduction initiatives	—	(1,300)	—	(1,300)
Net income	27,879	27,879	29,119	29,119

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

Back to Index

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

Contracts in process are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. As of December 30, 2005, we revised our presentation of contract-related balance sheet line items. The financial statement line item billings in excess of costs and estimated earnings on uncompleted contracts replaces the previously used line items of advance payments by customers and estimated costs to complete long-term contracts. In addition, unbilled receivables are now included within contracts in process rather than as a component of trade receivables.

We have numerous contracts that are in various stages of completion. Such contracts require estimates to determine the cost and revenue recognition. These estimates may be revised from time to time as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3,” we review all of our material contracts monthly. These estimate revisions, which include both increases and decreases in estimated profit, resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from those previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and therefore tend to be earned late in a project’s life cycle. If estimates of costs to complete a long-term contract indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years. As a result of our review process, 6 and 21 separate projects each had final estimated profit revisions exceeding $1,000 in the first six months of 2006 and 2005, respectively. The changes in final estimated profits resulted in a net increase to accrued profits of approximately $7,400 and $3,400 during the three and six months ended June 30, 2006, respectively. Similarly, the changes in final estimated profits resulted in a net increase to accrued profits of approximately $42,900 and $59,500 during the three and six months ended July 1, 2005, respectively.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. We record claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. We had recorded commercial claims receivable from customers of approximately $9,200 and $5,700 as of June 30, 2006 and December 30, 2005, respectively.

Additionally, the condensed consolidated financial statements assume recovery of $18,700 in pending and to be submitted requests for equitable adjustment (“REAs”), of which $12,600 was recorded in contracts in process as of June 30, 2006. The REAs, which relate to a project currently being executed for a U.S. government agency, include work performed and to be performed through 2008 over which time we expect to recover the total amount of the REAs. We are continuing to negotiate with the U.S. government agency regarding these REAs as well as potentially restructuring the related contract. We account for REAs similar to how we account for claims as described above, recognizing contract revenue on REAs only when the conditions set forth in paragraph 65 of SOP 81-1 are achieved.

Back to Index

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs on receipt of the anticipated contract. We had no deferred pre-contract costs as of June 30, 2006 or December 30, 2005.

Certain special-purpose subsidiaries in our global power business group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the non-cancelable service contracts.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of $251,085 and $298,839 were maintained by our foreign subsidiaries as of June 30, 2006 and December 30, 2005, respectively. These subsidiaries require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, a portion of these funds may not be readily available for repatriation to U.S. entities.

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

Trade accounts receivable are continually evaluated in accordance with corporate policy. Provisions are established on a project specific basis when there is an issue associated with the client’s ability to make payments or there are circumstances where the client is not making payment due to contractual issues. Customer payment history and general economic trends are also evaluated when considering the necessity of a provision.

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

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method. We had inventories of $8,210 and $7,921 as of June 30, 2006 and December 30, 2005, respectively. Such amounts are recorded within other current assets on the condensed consolidated balance sheet.

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

Restricted Cash — The following table details the restricted cash held:

	June 30, 2006			December 30, 2005

	Foreign	Domestic	Total	Foreign	Domestic	Total

Held by special purpose entities and restricted for debt service payments	$4,970	$248	$5,218	$223	$271	$494
Collateralized letters of credit and bank guarantees	7,572	—	7,572	15,571	—	15,571
Client escrow funds	4,345	802	5,147	5,204	725	5,929

Total	$16,887	$1,050	$17,937	$20,998	$996	$21,994

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

As of June 30, 2006 and December 30, 2005, we had unamortized goodwill of $51,397 and $50,982, respectively. The increase of $415 in goodwill resulted from changes in foreign currency translation rates. All of the goodwill is related to our global power business group. In accordance with SFAS No. 142, effective as of December 29, 2001, we no longer amortize goodwill, and in 2005, the fair value of the reporting units exceeded the carrying amounts.

As of June 30, 2006 and December 30, 2005, we had unamortized identifiable intangible assets of $63,357 and $64,066, respectively. The following table details amounts relating to those assets:

	June 30, 2006		December 30, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$37,009	$(18,304)	$36,594	$(17,412)
Trademarks	62,424	(17,772)	61,771	(16,887)

Total	$99,433	$(36,076)	$98,365	$(34,299)

Amortization expense related to patents and trademarks, which is recorded within cost of operating revenues on the condensed consolidated statement of operations and comprehensive income, totaled $894 and $1,778 for the three and six months ended June 30, 2006, respectively. Similarly, amortization expense totaled $897 and $1,798 for the three and six months ended July 1, 2005, respectively. Amortization expense is expected to approximate $3,600 each year in the next five years.

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

We maintain a foreign currency risk-management strategy that uses foreign exchange contracts to protect us from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. We utilize foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the three and six months ended June 30, 2006 and July 1, 2005, we did not meet the requirements for deferral under SFAS No. 133. Accordingly, we recorded pretax foreign exchange gains of $2,291 and $2,370 for the three and six months ended June 30, 2006. Similarly, we recorded pretax foreign exchange losses of $643 and $918 for the three and six months ended July 1, 2005, respectively. These amounts were recorded in the following line items on the condensed consolidated statement of operations and comprehensive income for the periods indicated:

	For the Three Months Ended		For the Six Months Ended

	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

(Decrease)/increase in cost of operating revenues	$(2,420)	$485	$(2,407)	$659
Other deductions	129	158	37	259

Pretax (gain)/loss	$(2,291)	$643	$(2,370)	$918

The mark to market adjustments on foreign exchange contracts are recognized as deferred gains or losses and are included in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts.

Interest Rate Risk — We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. Upon entering into the swap contracts, we designated the interest rate swaps as cash flow hedges in accordance with SFAS No. 133. We assess at inception, and on an ongoing basis, whether the interest rate swaps are highly effective in offsetting changes in the fair value of the project debt. Consequently, we record the fair value of our interest rate swap contracts in our condensed consolidated balance sheet at each balance sheet date. Changes in the fair value of the interest rate swap contracts are recorded as a component of other comprehensive income. As of June 30, 2006, $268 has been recorded in other comprehensive income reflecting the net gain on the swap contracts.

Restrictions on Shareholders’ Dividends — We discontinued the common share dividend in July 2001 and we are restricted from paying dividends under our senior credit agreement. Accordingly, we paid no dividends on our common shares in the first six months of 2006 or during fiscal year 2005.

Earnings per Common Share — Basic and diluted earnings/(loss) per common share are computed using net income/(loss) attributable to common shareholders rather than total net income. As described further in Note 9, we completed two common share purchase warrant offer transactions in January 2006, which increased the number of common shares delivered upon the exercise of our Class A and Class B warrants during the offer period. We issued 373,948 additional common shares as a result of the warrant offers. Since the warrant holders were not necessarily common shareholders prior to the warrant offers, the issuance of the additional shares is not considered a pro rata common share dividend to common shareholders. Rather, the fair value of the additional shares is treated as a preferential distribution to a sub-set of common shareholders. Accordingly, we are required to reduce net income attributable to the common shareholders by the fair value of the additional common shares when calculating earnings per common share. The fair value of the additional shares issued is $19,445, which was determined using the common share price at the time of issuance of the shares.

Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the reporting period, excluding non-vested restricted common shares of 750,558 and 1,351,846 as of June 30, 2006 and July 1, 2005, respectively. Restricted common shares are included in the weighted-average number of common shares outstanding as such shares vest.

Diluted earnings per common share is computed by dividing net income attributable to common shareholders by the combination of the weighted-average number of common shares outstanding during the reporting period and the impact, if any, of dilutive securities such as outstanding stock options, warrants to purchase common shares and the non-vested portion of restricted common shares and restricted common share units to the extent such securities are dilutive. In loss periods, basic and diluted loss per common share is identical since the effect of potentially dilutive securities is anti-dilutive and therefore excluded from the calculations.

Back to Index

Outstanding stock options and warrants have a dilutive effect under the treasury stock method when the average market price of the common shares during the period exceeds the assumed proceeds of the warrant or option. The assumed proceeds are calculated as the exercise price, plus the amount of compensation cost, if any, for future service that has not yet been recognized in the condensed consolidated statement of operations and comprehensive income, and the amount of any tax benefits that would be recorded in paid-in capital when the option or warrant is exercised. Under the treasury stock method, the assumed proceeds are assumed to be used to repurchase common shares in the current period. The dilutive impact of the non-vested portion of restricted common shares and restricted common share units is determined using the treasury stock method, which includes using unrecognized compensation and tax benefits, if any, as assumed proceeds.

The computations of basic and diluted earnings per common share are as follows:

	Three Months Ended		Six Months Ended

	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Net income	$108,418	$27,879	$123,049	$29,119
Net income allocated to preferred shareholders	—	(440)	—	(1,008)
Fair value of additional shares issued as part of warrant offers	—	—	(19,445)	—

Net income attributable to common shareholders	$108,418	$27,439	$103,604	$28,111

Basic earnings per common share:
Net income attributable to common shareholders	$108,418	$27,439	$103,604	$28,111
Weighted-average number of common shares outstanding for basic earnings per common share	66,834,931	43,414,937	64,952,184	42,584,091

Basic earnings per common share	$1.62	$0.63	$1.60	$0.66

Diluted earnings per common share:
Net income attributable to common shareholders	$108,418	$27,439	$103,604	$28,111
Weighted-average number of common shares outstanding for basic earnings per common share	66,834,931	43,414,937	64,952,184	42,584,091

Effect of dilutive securities:
Options to purchase common shares	1,630,749	1,087,195	1,719,164	1,105,766
Warrants to purchase common shares	1,129,250	4,154,238	2,324,919	4,225,201
Non-vested portion of restricted common shares and restricted common share units	1,089,489	1,045,688	1,090,776	987,184

Weighted-average number of common shares outstanding for diluted earnings per common share	70,684,419	49,702,058	70,087,043	48,902,242

Diluted earnings per common share	$1.53	$0.55	$1.48	$0.57

Back to Index

The following table summarizes the potentially dilutive securities that have been excluded from the denominator used in the calculation of diluted earnings per common share due to their antidilutive effect:

	Three Months Ended		Six Months Ended

	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Common shares issuable under outstanding options not included in the computation of diluted earnings per common share because the options’ exercise price was greater than the assumed proceeds	193,816	374,072	193,816	374,072

Share-Based Compensation Plans — Our share-based compensation plans are described in Note 8. We adopted the provisions of SFAS No. 123R, “Share-Based Payment,” on December 31, 2005, the first day of fiscal year 2006, using the modified prospective transition method. Under this method, share-based compensation expense recognized in the condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We will recognize compensation expense for all future share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

Prior to the adoption of SFAS No. 123R, share-based employee compensation expense related to stock options was not recognized in the condensed consolidated statement of operations and comprehensive income if the exercise price of the option was at least equal to the market price of our common stock on the grant date, in accordance with the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. As a result, the recognition of share-based compensation expense was generally limited to the expense attributed to restricted stock awards. In accordance, with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we provided pro forma net income or loss and net earnings or loss per common share disclosures for each period prior to the adoption of SFAS No 123R as if we had applied the fair value-based method in measuring compensation expense for all of our share-based compensation plans, including stock options. Had compensation costs for our stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, our net income attributable to common shareholders and our basic and diluted earnings per common share for the three and six months ended July 1, 2005 would have been as follows:

	Three Months Ended July 1, 2005	Six Months Ended July 1, 2005

Net income attributable to common shareholders - as reported	$27,439	$28,111
Add: Total stock-based employee compensation expense determined under intrinsic value based method for awards and included within reported net income, net of $0 taxes	37	75
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of taxes of $116 and $232, respectively	(1,504)	(3,008)

Net income attributable to common shareholders - pro forma	$25,972	$25,178

Earnings per common share - basic:
As reported	$0.63	$0.66
Pro forma	$0.60	$0.59

Earnings per common share - diluted:
As reported	$0.55	$0.57
Pro forma	$0.52	$0.51

Back to Index

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

•	Risk-free interest rate – we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected life of the options in effect at the time of grant.
•	Dividends – we use an expected dividend yield of zero since we are restricted from paying dividends under our senior credit agreement.
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

We used the following assumptions to estimate the fair value of the options granted during the first six months of 2006:

Expected volatility	50%
Expected term	2.16 years
Risk-free interest rate	5.15%
Expected dividends	0%

There were no options granted during the first six months of 2005.

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

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in tax positions and requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact on our financial statements of adopting FIN 48.

Back to Index

2.	Business Combination

On April 7, 2006, we completed the purchase of the remaining 51% interest in MF Power S.r.L. (“MF Power”), a company that was 49% owned by us prior to the acquisition. We now own 100% of the equity interest of MF Power, which was renamed FW Power S.r.L. (“FW Power”) immediately following our acquisition. FW Power is dedicated to the development, construction and operation of electric power generating wind farm projects in Italy. In accordance with the terms of the purchase agreement, we are required to pay a purchase price of €16,393 (approximately $21,000 at the current exchange rate), of which €12,580 (approximately $15,200 at the exchange rate in effect at the time of payment) was paid at closing and €3,813 (approximately $4,900 at the current exchange rate) is due upon start of construction of one of the three wind farms being developed by FW Power. The purchase price is also subject to adjustments based on receipt by FW Power of additional grants according to Italian law 488 and we are currently expecting to make an additional payment of €3,130 (approximately $4,000 at the current exchange rate).

The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities as of April 7, 2006. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition, inclusive of our previously owned 49% interest in FW Power.

April 7, 2006

Cash and cash equivalents	$15,690
Accounts receivable	13,978
Other current assets	495
Land, buildings and equipment	32,894
Restricted cash	4,566
Other assets	24

Total assets acquired	$67,647

Current installments on long-term debt	$4,129
Accounts payable and accrued expenses	6,097
Special-purpose limited recourse project debt	27,552

Total liabilities assumed	$37,778

Net assets acquired	$29,869

Pro forma financial information has not been presented since the impact of the acquisition of MF Power on the consolidated amounts was not material.

Back to Index

3.	Equity Interests

We own a non-controlling equity interest in two electric power generation projects and one waste-to-energy project in Italy as well as in a refinery/electric power generation project in Chile. Two of the projects in Italy are each 42% owned while the third project is 39% owned by us, after reflecting the sale of 10% of our minority equity interest in this project in April 2005. Such sale was intended to facilitate an expansion of the project, which is currently underway. The project in Chile is 85% owned by us; however, we do not have a controlling financial interest in the Chilean project. The following is summarized financial information assuming a 100% ownership interest for the entities in which we have an equity interest:

	June 30, 2006		December 30, 2005

	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Balance Sheet Data:
Current assets	$231,583	$21,422	$153,576	$25,853
Other assets (primarily buildings and equipment)	452,632	161,043	358,038	165,991
Current liabilities	111,634	19,746	44,299	21,047
Other liabilities (primarily long-term debt)	306,161	95,858	255,757	101,617
Net assets	266,420	66,861	211,558	69,180

	For the Three Months Ended

	June 30, 2006		July 1, 2005

	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Income Statement Data:
Total revenues	$87,869	$10,872	$63,263	$9,712
Gross earnings	27,344	5,042	15,140	5,250
Income before income taxes	32,007	2,935	12,655	2,755
Net earnings	29,908	2,935	14,303	2,197

	For the Six Months Ended

	June 30, 2006		July 1, 2005

	Italian Projects	Chilean Project	Italian Projects	Chilean Project

Income Statement Data:
Total revenues	$171,656	$21,966	$126,798	$19,887
Gross earnings	46,923	10,925	31,398	10,319
Income before income taxes	48,779	6,699	25,221	5,286
Net earnings	45,195	6,699	21,970	4,169

Our share of the net earnings of equity affiliates, which are recorded within other income on the condensed consolidated statement of operations and comprehensive income, totaled $14,914 and $22,665 for the three and six months ended June 30, 2006, respectively. For the three and six months ended July 1, 2005, our share of the net earnings of equity affiliates totaled $5,021 and $8,244, respectively. Our investment in the equity affiliates, which is recorded within investments and advances on the condensed consolidated balance sheet, totaled $163,558 and $140,723 as of June 30, 2006 and December 30, 2005, respectively. Dividends of $7,378 and $8,431 were received during the six months ended June 30, 2006 and July 1, 2005, respectively.

We have guaranteed certain performance obligations of the Chilean project. We have a contingent obligation, which is measured annually based on the operating results of the Chilean project for the preceding year. Our obligation under this guarantee as of December 31, 2005 was $460, which we paid in 2006.

We also have a contingent guarantee that supports the obligations of our subsidiary under the Chilean project’s operations and maintenance agreement. The guarantee is capped at $20,000 over the life of the operations and maintenance agreement, which extends through 2016. To date, no amounts have been paid under the guarantee.

Finally, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that the Chilean project does not generate sufficient cash flow to make such payments. To date, no amounts have been drawn under the letter of credit.

Back to Index

4.	Long-term Debt

The following table shows the components of our long-term debt:

	June 30, 2006			December 30, 2005

	Current	Long-term	Total	Current	Long-term	Total

Senior Notes at 10.359% interest, due September 15, 2011 (including unamortized premium of $0 and $3,847,respectively)	$—	$—	$—	$—	$115,315	$115,315
Convertible Subordinated Notes at 6.50% interest, due June 1, 2007	—	2,070	2,070	—	3,070	3,070
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	16	52	68	16	52	68
1999C Bonds at 7.25% interest, due October 15, 2024	—	20,491	20,491	—	20,491	20,491
1999D Bonds at 7% interest, due October 15, 2009	—	259	259	—	250	250
Subordinated Deferrable Interest Debentures	—	—	—	—	5,963	5,963
Special-Purpose Limited Recourse Project Debt:
FW Power	5,129	26,926	32,055	—	—	—
Martinez Cogen Limited Partnership	4,060	—	4,060	7,980	—	7,980
Foster Wheeler Coque Verde, L.P.	3,612	25,245	28,857	3,293	28,858	32,151
Camden County Energy Recovery Associates	9,149	50,787	59,936	9,149	50,787	59,936
Capital Lease Obligations	1,004	64,399	65,403	1,021	63,219	64,240
Other	—	7,255	7,255	—	5,948	5,948

Total	$22,970	$197,484	$220,454	$21,459	$293,953	$315,412

Senior Credit Agreement — In March 2005, we entered into a 5-year $250,000 senior credit agreement. The senior credit agreement includes a $75,000 sub-limit for borrowings in lieu of standby letters of credit at a rate equal to LIBOR plus 5%. Standby letters of credit issued under the senior credit agreement carry a fixed price throughout the life of the facility. The assets and/or the stock of certain of our domestic and foreign subsidiaries collateralize the senior credit agreement. We paid approximately $13,724 in fees and expenses in conjunction with the execution of the senior credit agreement. Such fees are being amortized to expense over the life of the agreement. We had $10,168 of unamortized fees and expenses associated with the senior credit agreement as of June 30, 2006.

The senior credit agreement requires us to comply with certain covenants, including a leverage ratio, a fixed charge coverage ratio and a minimum liquidity level. Compliance with the first two covenants is measured quarterly. The leverage ratio compares total indebtedness, as defined in the senior credit agreement, to EBITDA, as defined in the senior credit agreement. The leverage ratio must be less than the levels specified in the senior credit agreement. The fixed charge coverage ratio compares EBITDA to total fixed charges, as defined in the senior credit agreement, and must be greater than the levels specified in the senior credit agreement. We must be in compliance with the minimum liquidity level covenant at all times. Our current forecast indicates that we should be in compliance with the financial covenants contained in the senior credit agreement for at least the next 12 months. The senior credit agreement also requires us to prepay the facility in certain circumstances from proceeds of asset sales and the issuance of debt.

In April 2006, we executed an amendment to our senior credit agreement, which provides us with additional flexibility to prepay, redeem, defease, purchase or otherwise acquire our outstanding debt securities.

We had $165,716 and $131,642 of letters of credit outstanding under the senior credit agreement as of June 30, 2006 and December 30, 2005, respectively. There were no funded borrowings outstanding as of June 30, 2006 or December 30, 2005.

Senior Notes at 10.359% interest, due September 15, 2011, Series A (“2011 senior notes”) — On April 26, 2006, we consummated the exchange of 1,277,900 of our common shares for $50,000 of outstanding aggregate principal amount of our 2011 senior notes. Under the terms of the exchange, the participating holders received 25.558 common shares for each thousand dollars in aggregate principal amount of 2011 senior notes, including accrued and unpaid interest, exchanged. Subsequent to this exchange, we redeemed for cash the remaining $61,468 of outstanding aggregate principal amount of our 2011 senior notes on May 25, 2006.

Back to Index

The exchange and redemption transactions reduced the outstanding aggregate carrying amount of our 2011 senior notes by $115,122, improved our consolidated shareholders’ deficit by $46,653 and reduced our cash on hand by $69,793. The improvement in consolidated shareholders’ deficit reflects the issuance of new common share equity of $58,763 offset by a charge to income of $12,110. The charge to income reflects a loss of $8,196 on the exchange transaction resulting primarily from the difference between the fair market value of the common shares issued and the carrying value of the 2011 senior notes exchanged, and a loss of $3,914 on the redemption transaction resulting primarily from a make-whole premium payment.

Convertible Subordinated Notes at 6.50% interest, due June 1, 2007 (“convertible notes”) — On June 21, 2006, we executed an open market purchase of $1,000 of outstanding aggregate principal amount of convertible notes.

Subordinated Deferrable Interest Debentures — In 1999, FW Preferred Capital Trust I (the “Capital Trust”), a 100% indirectly-owned finance subsidiary of Foster Wheeler Ltd., consummated a $175,000 public offering of 7,000,000 trust preferred securities. The Capital Trust invested the proceeds from the sale of the trust preferred securities in an equal principal amount of 9% subordinated deferrable interest debentures of Foster Wheeler LLC due January 15, 2029. In September 2004, we completed an equity-for-debt exchange in which we issued common shares, preferred shares and warrants to purchase common shares in exchange for $103,823 of trust preferred securities and $31,128 of accrued and unpaid interest. Subsequently, in August 2005, we completed another equity-for-debt exchange in which we issued common shares in exchange for $65,214 of trust preferred securities and $26,052 of accrued and unpaid interest. Finally, in May 26, 2006, we redeemed the remaining $5,963 of outstanding aggregate principal amount of trust preferred securities and paid accrued unpaid interest of $3,029. Accordingly, the exchange transactions and the redemption resulted in a corresponding reduction in outstanding subordinated deferrable interest debentures and deferred accrued interest.

FW Power Debt — As a result of the FW Power acquisition consummated on April 7, 2006, we now consolidate the special-purpose limited recourse project debt of FW Power. See Note 2 for further information regarding the FW Power acquisition. The FW Power debt represents borrowings under two credit facilities – a base facility and a value-added tax (“VAT”) facility. The base facility bears interest at variable rate based upon 6-month Euribor plus 1.5% and is repayable semi-annually based upon a pre-defined payment schedule through June 30, 2015. The VAT facility bears interest at a variable rate based upon 6-month Euribor plus 0.9% and is repayable semi-annually based upon actual VAT received during commercial operation through December 31, 2010. The notes are collateralized by certain revenues and assets of FW Power, which is the owner of certain electric power generating wind farms in Italy. Our total borrowing capacity under the credit facilities is €26,177 (approximately $33,500 at the current exchange rate) in the aggregate.

We have executed interest rate swap contracts that effectively convert approximately 76% of the base facility to a fixed interest rate of 5.1%. The swap contracts are in place through the life of the facility. See Note 1, “Summary of Significant Accounting Policies – Interest Rate Risk,” for our accounting policy related to these interest rate swap contracts. The interest rates on the VAT facility and the portion of the base facility not subject to the interest rate swap contracts were 4.1% and 4.7%, respectively, as of June 30, 2006.

Back to Index

5.	Pensions and Other Postretirement Benefits

Pension Benefits — Domestic and certain foreign subsidiaries have several pension plans covering substantially all full-time employees. The components of net periodic benefit cost are as follows:

	Three Months Ended June 30, 2006				Three Months Ended July 1, 2005

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Net Periodic Benefit Cost:
Service cost	$—	$3,841	$72	$3,913	$—	$4,511	$57	$4,568
Interest cost	4,906	8,952	331	14,189	4,737	8,143	329	13,209
Expected return on plan assets	(4,950)	(9,958)	(394)	(15,302)	(4,512)	(8,986)	(344)	(13,842)
Amortization of transition asset	—	(16)	21	5	—	(17)	20	3
Amortization of prior service cost	—	420	5	425	—	428	4	432
Other	1,078	4,273	252	5,603	944	3,701	131	4,776

Total net periodic benefit cost	$1,034	$7,512	$287	$8,833	$1,169	$7,780	$197	$9,146

	Six Months Ended June 30, 2006				Six Months Ended July 1, 2005

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Net Periodic Benefit Cost:
Service cost	$—	$8,520	$140	$8,660	$—	$9,102	$114	$9,216
Interest cost	9,813	17,561	652	28,026	9,475	16,421	662	26,558
Expected return on plan assets	(9,900)	(19,508)	(778)	(30,186)	(9,025)	(18,124)	(693)	(27,842)
Amortization of transition asset	—	(34)	43	9	—	(36)	40	4
Amortization of prior service cost	—	823	9	832	—	862	8	870
Other	2,156	8,377	496	11,029	1,888	7,463	263	9,614

Total net periodic benefit cost	$2,069	$15,739	$562	$18,370	$2,338	$15,688	$394	$18,420

We expect to contribute a total of $26,800 to our domestic pension plans and $27,750 to our foreign pension plans in 2006. As of June 30, 2006, we have made $11,600 of our expected domestic contributions and $12,500 of our expected foreign contributions. The domestic pension plans are frozen and the U.K. pension plans are closed to new entrants.

Other Postretirement Benefits — In addition to providing pension benefits, some of our subsidiaries provide certain health care and life insurance benefits for retired employees (“other postretirement benefits”). The components of net periodic postretirement benefit cost are as follows:

	Three Months Ended		Six Months Ended

	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Net Periodic Postretirement Benefit Cost:
Service cost	$32	$78	$80	$156
Interest cost	1,131	1,114	2,212	2,228
Amortization of prior service cost	(1,192)	(1,179)	(2,381)	(2,357)
Other	612	625	1,137	1,251

Net periodic postretirement benefit cost	$583	$638	$1,048	$1,278

Back to Index

6.	Guarantees and Warranties

We have provided indemnifications to third parties relating to businesses and/or assets that we previously owned. Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by us prior to the sale. It is not possible to predict the maximum potential amount of future payments under these or similar indemnifications due to the conditional nature of the obligations and the unique facts and circumstances involved in each particular indemnification.

	Maximum Potential Payment	Carrying Amount of Liability

		June 30, 2006	December 30, 2005

Environmental indemnifications	No limit	$8,100	$8,100
Tax indemnifications	No limit	$—	$—

We provide for warranty reserves on certain of our long-term contracts. Generally, warranty reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

	Six Months Ended

	June 30, 2006	July 1, 2005

Balance at beginning of year	$63,200	$94,500
Accruals	9,400	10,000
Settlements	(7,700)	(5,600)
Adjustments to provisions	(3,800)	(32,200)

Balance at end of period	$61,100	$66,700

7.	Preferred Shares

We issued 599,944 preferred shares in connection with our 2004 equity-for-debt exchange. There were 3,752 preferred shares outstanding as of June 30, 2006. Each preferred share is convertible at the holder’s option into 65 common shares, or up to approximately 244,000 additional common shares if all outstanding preferred shares are converted.

The preferred shareholders have no voting rights except in certain limited circumstances. The preferred shares have the right to receive dividends and other distributions, including liquidating distributions, on an as-converted basis if declared and paid on the common shares. The preferred shares have a $0.01 liquidation preference.

8.	Share-Based Compensation Plans

Our share-based compensation plans include both restricted stock awards and stock option awards. Compensation cost for our share-based plans of $4,693 and $8,716 was charged against income for the three and six months ended June 30, 2006, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations and comprehensive income was $88 and $168 for the three and six months ended June 30, 2006, respectively. The compensation cost charged against income for the comparable periods of 2005 totaled $2,129 and $4,259, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations and comprehensive income was $87 and $174 for the three and six months ended July 1, 2005, respectively. We received $10,519 in cash from option exercises under our share-based compensation plans for the six months ended June 30, 2006.

On May 9, 2006, our shareholders approved a new Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-contingent shares, performance-contingent units, cash-based awards and other equity-based awards to our employees, non-employee directors and third-party service providers. The Omnibus Plan effectively replaces our prior stock plans, and no further options or equity-based awards will be granted under any of the other share-based compensation plans noted below. The maximum number of shares as to which stock options and stock awards may be granted under the Omnibus Plan is 4,780,000 shares, plus shares that become available for issuance pursuant to the terms of the awards previously granted under the below noted compensation plans (except for inducement awards) and outstanding as of May 9, 2006 and only if those awards expire, terminate or are otherwise forfeited before being exercised or settled in full (but not to exceed 5,000,000 shares). Shares awarded pursuant to the Omnibus Plan will be issued out of our authorized but unissued common shares.

Back to Index

Stock Option Awards:

In September 2004, our Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which reserved 3,667,365 common shares for issuance. The 2004 Plan provided that shares issued come from our authorized but unissued common shares. The Board of Directors determined the price of the options granted pursuant to the 2004 Plan. The options granted under the 2004 Plan expire up to a maximum of ten years from the date granted. As noted above, no further awards will be granted under the 2004 Plan.

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

In November 2002, we granted 12,750 inducement options at an exercise price of $29.80 to our former president and chief executive officer of Foster Wheeler North America Corp. in connection with his employment agreement. In December 2003, we granted him a further 5,000 inducement options at an exercise price of $24.10. The inducement options granted in 2002 vest ratably over five years, while the inducement options granted in 2003 vest ratably over four years. The price of the options granted pursuant to these agreements was the fair market value on the date of the grant. The options granted under these agreements expire ten years from the date granted. In connection with his termination, 5,100 of the inducement options granted in 2002 and 2,500 of the inducement options granted in 2003 were canceled effective June 16, 2006.

In April 1995, our shareholders approved the 1995 Stock Option Plan (the “1995 Plan”). The 1995 Plan, as amended in April 1999 and May 2002, reserved 265,000 common shares for issuance. The 1995 Plan provided that shares issued come from our authorized but unissued or reacquired common stock. The price of the options granted pursuant to this plan could not be less than 100% of the fair market value of the shares on the date of grant. The options granted pursuant to the 1995 Plan could not be exercised within one year from the date of grant and no option can be exercised after ten years from the date granted. As noted above, no further awards will be granted under the 1995 Plan.

In April 1990, our shareholders approved a Stock Option Plan for Directors of Foster Wheeler (the “Directors Plan”). On April 29, 1997, our shareholders approved an amendment of the Directors Plan, which authorized the granting of options of 20,000 shares of common stock to non-employee directors of Foster Wheeler. The Directors Plan provided that shares issued come from our authorized but unissued or reacquired common stock. The price of the options granted pursuant to this plan could not be less than 100% of the fair market value of the shares on the date of grant. The options granted pursuant to the Directors Plan could not be exercised within one year from the date of grant and no option can be exercised after ten years from the date granted. As noted above, no further awards will be granted under the Directors Plan.

Back to Index

A summary of stock option activity for the six months ended June 30, 2006 is presented below:

	Stock Options	Weighted- Average Exercise Price

Outstanding as of December 30, 2005	3,284,010	$29.00
Granted	1,343	39.84
Exercised	(976,274)	10.77
Canceled, forfeited or expired	(37,351)	301.65

Outstanding as of June 30, 2006	2,271,728	$32.35

The following table summarizes our outstanding stock options as of June 30, 2006:

	Stock Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value

$9.38 to $9.38	1,784,498	1.26 years	$9.38	$60,355
23.20 to 33.00	292,364	3.69 years	27.79	4,505
39.84 to 43.40	2,393	5.38 years	41.40	5
99.70 to 127.50	97,746	5.00 years	105.19	—
163.13 to 232.00	25,600	3.75 years	188.39	—
270.00 to 301.25	30,452	2.64 years	282.62	—
550.00 to 745.00	38,675	1.06 years	641.64	—

$9.38 to $745.00	2,271,728	1.78 years	$32.35	$64,865

The following table summarizes our exercisable stock options as of June 30, 2006:

	Stock Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value

$9.38 to $9.38	192,908	1.26 years	$9.38	$6,524
23.20 to 33.00	131,056	5.23 years	30.78	1,628
39.84 to 43.40	1,050	6.83 years	43.40	—
99.70 to 127.50	84,746	4.95 years	106.03	—
163.13 to 232.00	19,300	3.78 years	184.60	—
270.00 to 301.25	30,452	2.64 years	282.62	—
550.00 to 745.00	38,675	1.06 years	641.64	—

$9.38 to $745.00	498,187	3.11 years	$100.46	$8,152

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of June 30, 2006. The aggregate intrinsic value of outstanding options and exercisable options as of June 30, 2006 was calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the options that were in the money at that date. The total intrinsic value of the options exercised during the six months ended June 30, 2006 was $29,878, determined as of the date of exercise.

Back to Index

As of June 30, 2006, there was $2,695 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 6 months.

Restricted Stock Awards:

In September 2004, our Board of Directors adopted the Management Restricted Stock Plan (the “Restricted Stock Plan”), which reserved 1,958,634 common shares for issuance. The restricted awards granted pursuant to the Restricted Stock Plan could have been in the form of restricted shares or restricted share units. Restricted shares had immediate voting rights and restricted share units gave the holders voting rights upon vesting. The restricted awards provided that issued shares may not be sold or otherwise transferred until restrictions lapse. The Restricted Stock Plan provides that shares issued come from our authorized but unissued common shares. The Board of Directors determined the terms and conditions of the awards granted pursuant to the Restricted Stock Plan. As noted above, no further awards will be granted under the Restricted Stock Plan.

A summary of restricted award activity for the six months ended June 30, 2006 is presented below:

	Restricted Shares		Restricted Share Units

	Shares	Weighted- Average Exercise Price	Units	Weighted- Average Exercise Price

Nonvested as of December 30, 2005	1,111,181	$9.52	578,548	$10.18
Granted	—	—	1,536	39.51
Vested	(358,147)	9.53	(218,656)	10.23
Canceled, forfeited or expired	(2,476)	9.20	(9,272)	12.37

Nonvested as of June 30, 2006	750,558	$9.51	352,156	$10.22

As of June 30, 2006, there was $3,303 of total unrecognized compensation cost related to the restricted awards. That cost is expected to be recognized over a weighted-average period of 5 months. The total fair value of shares vested during the six months ended June 30, 2006 was $21,799.

Impact of the Adoption of SFAS No. 123R:

We adopted the provisions of SFAS No. 123R on December 31, 2005, the first day of fiscal year 2006. See Note 1 for information regarding the adoption of SFAS No. 123R. The following table summarizes the share-based compensation expense for stock options that were recorded in accordance with SFAS No. 123R for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Selling, general and administrative expenses	$1,967	$3,738

Reduction of income before income taxes	(1,967)	(3,738)
Related income tax benefits	—	—

Reduction of net income	$(1,967)	$(3,738)

Reduction of earnings per common share:
Basic	$(0.03)	$(0.06)

Diluted	$(0.03)	$(0.05)

Prior to the adoption of SFAS No. 123R, we presented unearned compensation as a separate component of shareholders’ deficit. In accordance with the provisions of SFAS No. 123R, we reclassified the balance in unearned compensation to paid-in capital on our balance sheet as of December 31, 2005.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on our statement of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as financing cash flows. Accordingly, we classified $984 in excess tax benefits as financing cash inflows rather than as operating cash inflows on our condensed consolidated statement of cash flows for the six months ended June 30, 2006.

Back to Index

9.	Common Share Purchase Warrants

In connection with the equity-for-debt exchange consummated in 2004, we issued 4,152,914 Class A common share purchase warrants and 40,771,560 Class B common share purchase warrants. Each Class A warrant entitles its owner to purchase 1.6841 common shares at an exercise price of $9.378 per common share thereunder, subject to the terms of the warrant agreement between the warrant agent and us. The Class A warrants are exercisable on or before September 24, 2009. Each Class B warrant entitles its owner to purchase 0.0723 common shares at an exercise price of $9.378 per common share thereunder, subject to the terms and conditions of the warrant agreement between the warrant agent and us. The Class B warrants are exercisable on or before September 24, 2007.

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

Including the above noted warrant transactions, 3,944,296 Class A warrants and 25,914,096 Class B warrants have been exercised into 8,890,127 common shares in the aggregate through June 30, 2006. The number of common shares issuable upon the exercise of the remaining outstanding Class A warrants and Class B warrants is approximately 1,425,529 as of June 30, 2006.

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

10.	Income Taxes

Our effective tax rate is dependent on the location and amount of our taxable earnings and the effects of changes in valuation allowances. The difference between the statutory and effective tax rates for the three and six months ended June 30, 2006 results predominantly from earnings in jurisdictions where we have previously recorded a full valuation allowance (primarily the U.S. as a result of the net gain on the asbestos settlement and certain non-U.S. jurisdictions) and non-U.S earnings taxed at rates lower than the U.S. statutory rate offset by losses subject to valuation allowance in certain other non-U.S. jurisdictions and certain U.S. permanent items. The difference between the statutory and effective tax rates for the three and six months ended July 1, 2005 results predominantly from taxable income in certain jurisdictions (primarily non-U.S.) combined with a valuation allowance offsetting other loss benefits in other jurisdictions (primarily U.S.).

11.	Business Segments

We operate through two business groups, which also constitute separate reportable segments: our Global Engineering and Construction Group (“Global E&C Group”) and our Global Power Group. Our Global E&C Group, which operates worldwide, designs, engineers and constructs upstream oil and gas processing facilities, oil refining, chemical and petrochemical, pharmaceutical, natural gas liquefaction facilities and receiving terminals, and related infrastructure, including power generation and distribution facilities. Our Global E&C Group provides engineering, project management and construction management services, and purchases equipment, materials and services from third-party suppliers and contractors. Our Global E&C Group owns one of the leading refinery residue upgrading technologies and hydrogen production processes used in oil refineries and petrochemical plants. Additionally, our Global E&C Group has experience with, and is able to work with, a wide range of refining, chemical and oil and gas processes owned by others. Our Global E&C Group performs international environmental remediation services, together with related technical, engineering, design and regulatory services. Our Global E&C Group is also involved in the development, engineering, construction and ownership of power generation and waste-to-energy facilities in Italy. Our Global E&C Group generates revenues from engineering and construction activities pursuant to long-term contracts spanning up to four years in duration, from operating activities pursuant to the long-term sale of project outputs, such as electricity, and from returns on its equity investments in various production facilities.

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

Back to Index

	Total	Global E&C Group		Global Power Group		C&F Group(1)

For the three months ended June 30, 2006
Third-party revenues	$745,307	$472,570		$272,708		$29

EBITDA	$152,497	$87,400	(2)	$22,146	(2)	$42,951	(2)

Less: Interest expense	(6,788)
Less: Depreciation and amortization	(7,216)

Income before income taxes	138,493
Provision for income taxes	(30,075)

Net income	$108,418

For the three months ended July 1, 2005
Third-party revenues	$526,018	$347,718		$178,289		$11

EBITDA	$62,226	$52,284	(3)	$33,092	(3)	$(23,150	)(3)

Less: Interest expense	(14,074)
Less: Depreciation and amortization	(7,173)

Income before income taxes	40,979
Provision for income taxes	(13,100)

Net income	$27,879

For the six months ended June 30, 2006
Third-party revenues	$1,391,149	$895,723		$495,368		$58

EBITDA	$198,391	$142,359	(4)	$35,971	(4)	$20,061	(4)

Less: Interest expense	(14,735)
Less: Depreciation and amortization	(14,266)

Income before income taxes	169,390
Provision for income taxes	(46,341)

Net income	$123,049

For the six months ended July 1, 2005
Third-party revenues	$1,049,083	$678,398		$370,670		$15

EBITDA	$93,409	$78,672	(5)	$62,664	(5)	$(47,927	)(5)

Less: Interest expense	(28,822)
Less: Depreciation and amortization	(14,397)

Income before income taxes	50,190
Provision for income taxes	(21,071)

Net income	$29,119

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.
(2)

Includes in the three months ended June 30, 2006: increased contract profit of $7,400 from the regular re-evaluation of contract profit estimates: $5,200 in our Global E&C Group and $2,200 in our Global Power Group; a net gain of $79,590 recorded in C&F on a settlement with an asbestos insurer; and a net charge of $(12,318) recorded in C&F in conjunction with the recently completed debt reduction initiatives.

(3)

Includes in the three months ended July 1, 2005: increased contract profit of $42,900 from the regular re-evaluation of contract profit estimates: $31,500 in our Global E&C Group and $11,400 in our Global Power Group; and $(1,300) of transaction fees in C&F related to the trust preferred securities exchange offer consummated in August 2005.

(4)

Includes in the six months ended June 30, 2006: increased contract profit of $3,400 from the regular re-evaluation of contract profit estimates: $4,800 in our Global E&C Group and $(1,400) in our Global Power Group; a net gain of $79,590 recorded in C&F on a settlement with an asbestos insurer; and a net charge of $(12,483) recorded in C&F in conjunction with the recently completed debt reduction initiatives.

Back to Index

(5)

Includes in the six months ended July 1, 2005: increased contract profit of $59,500 from the regular re-evaluation of contract profit estimates: $40,100 in our Global E&C Group and $19,400 in our Global Power Group; $(4,000) of credit agreement costs associated with our previous senior credit facility in C&F; and $(1,300) of transaction fees in C&F related to the trust preferred securities exchange offer consummated in August 2005.

Operating revenues by industry were as follows:

	Three Months Ended		Six Months Ended

	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Power generation	$288,845	$239,577	$514,615	$459,587
Oil refining	126,592	103,324	260,634	210,453
Pharmaceutical	22,385	33,594	46,065	86,895
Oil and gas	166,081	50,601	288,676	101,464
Chemical/petrochemical	94,732	68,597	171,720	117,605
Power plant operation	26,607	28,985	51,816	54,034
Environmental	11,238	16,838	27,906	27,626
Eliminations and other	8,827	(15,498)	29,717	(8,581)

Total third-party revenues	$745,307	$526,018	$1,391,149	$1,049,083

12.	Litigation and Uncertainties

Asbestos

Some of our U.S. and U.K. subsidiaries are defendants in numerous asbestos-related lawsuits and out-of-court informal claims pending in the United States and United Kingdom. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by our subsidiaries during the 1970s and prior.

United States

A summary of claim activity for the three months ended June 30, 2006 and July 1, 2005 is as follows:

	Number of Claims

	For the Three Months Ended

	June 30, 2006	July 1, 2005

Open claims at beginning of period	164,240	167,800
New claims	2,590	4,420
Claims resolved	(5,390)	(6,320)

Open claims at end of period	161,440	165,900

In June 2006, in connection with the coverage litigation referred to below, our subsidiaries reached an agreement to settle their asbestos and silica-related insurance coverage with an additional insurer. This settlement generally provides for payments over an up to 25-year period in exchange for the release by our subsidiaries of past, present and future asbestos and silica-related claims under this insurer’s policies, an agreement by our subsidiaries to dismiss this insurer from the coverage litigation, and an agreement by our subsidiaries to indemnify this insurer from claims asserted under the released claims. Principally as a result of this insurance settlement, we increased our reported asbestos-related insurance assets by $79,590 and recorded a gain of $79,590 in the second quarter of 2006.

Back to Index

We had the following asbestos-related assets and liabilities recorded on our condensed consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through year-end 2020, although it is likely claims will be filed after that date but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after 2020. The asbestos-related assets recorded as of June 30, 2006 include the impact of the above noted settlement.

	June 30, 2006	December 30, 2005

Asbestos-related assets recorded within:
Accounts and notes receivable	$43,400	$24,200
Asbestos-related insurance recovery receivable	355,600	295,800

Total asbestos-related assets	$399,000	$320,000

Asbestos-related liabilities recorded within:
Accrued expenses	$70,000	$75,000
Asbestos-related liability	408,400	441,000

Total asbestos-related liabilities	$478,400	$516,000

Since year-end 2004, we have worked with Analysis Research Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs for the following 15-year period as set forth above. ARPC reviews our asbestos indemnity payments, defense costs and claims activity during the previous year and compares them to our 15-year forecast prepared at the previous year-end. Our March 31, 2006 and June 30, 2006 estimated liability reflected a reduction of our liability estimated at year-end 2005 for payments and settlements made during those three and six month periods, respectively.

The amount spent on asbestos litigation, defense, and case resolution was $19,200 and $37,600 for the three and six months ended June 30, 2006, respectively, and $22,300 and $44,800 for the three and six months ended July 1, 2005, respectively. We funded $19,100 and $35,500 of the payments made during the three and six months ended June 30, 2006, respectively, while all remaining amounts were paid from insurance settlement proceeds. Through June 30, 2006, total cumulative indemnity costs paid were approximately $538,500 and total cumulative defense costs paid were approximately $146,400. The overall average combined indemnity and defense cost per resolved claim since 1993 has been approximately $2.3. The average cost per resolved claim is increasing and we believe will continue to increase in the future.

As of June 30, 2006, total asbestos-related liabilities were comprised of an estimated liability of $186,100 relating to open (outstanding) claims being valued and an estimated liability of $292,300 relating to future unasserted claims through year-end 2020.

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

Based on their review of 2005 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability over the next 15 years be updated as of year-end 2005. Accordingly, we worked with ARPC to develop a revised estimate of our indemnity and defense costs through year-end 2020. At year-end 2005, we increased our liability for asbestos indemnity and defense costs through year-end 2020 to $516,000, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a loss of $113,700 in the fourth quarter of 2005.

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

The asbestos-related asset amount recorded within accounts and notes receivable as of June 30, 2006 reflects amounts due in the next 12 months under executed settlement agreements with insurers and does not include any estimate for future settlements. The amount recorded as asbestos-related insurance recovery receivable includes an estimate of recoveries from unsettled insurers in the insurance coverage litigation referred to below based upon assumptions relating to cost allocation, the application of New York law to certain insurance coverage issues, and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers.

Back to Index

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

As of June 30, 2006, we estimated the value of our asbestos insurance asset contested by our subsidiaries’ insurers in ongoing litigation as $46,100. The litigation relates to the proper allocation of the coverage liability among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.

An adverse outcome in the pending insurance litigation described above could limit our remaining insurance recoveries. However, a favorable outcome in all or part of the litigation could increase remaining insurance recoveries above our current estimate. If we prevail in whole or in part in the litigation, we will re-value our asset relating to remaining available insurance recoveries based on the asbestos liability estimated at that time.

Our subsidiaries have entered into several settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. We intend to continue to attempt to negotiate additional settlements where achievable on a reasonable basis in order to minimize the amount of future costs that we would be required to fund out of our cash flow. Unless we settle the remaining unsettled insurance recoveries available at amounts significantly in excess of our current estimate, it is likely that the amount of our insurance settlements will not cover all future asbestos-related costs and we will continue to fund a portion of such future costs, which will reduce our cash flow and our working capital, and may adversely affect our long-term liquidity.

Even if the coverage litigation is resolved in a manner favorable to us our insurance recoveries (both from the litigation and from settlements) may be limited by insolvencies among our insurers. We have not assumed recovery in the estimate of our asbestos insurance asset from any of our currently insolvent insurers. Other insurers may become insolvent in the future and our insurers also may fail to reimburse amounts owed to us on a timely basis. Failure to realize the expected insurance recoveries, or delays in receiving material amounts from our insurers could have a material adverse effect on our financial condition and our cash flow.

Should there be a change in the estimated asbestos liability, the impact on expense would be dependent upon available insurance recoveries. Assuming no change to the assumptions used to estimate our insurance asset at December 30, 2005, a change in the estimated liability of plus or minus 25% would result in a change to the statement of operations and long-term cash flow of approximately 70% of the change in the estimated liability.

We have funded $35,500 of asbestos liabilities from our cash flow in the first six months of 2006. As a result of the asbestos insurance settlement from June 2006, we are expecting net positive cash inflows of $900 in the second half of 2006 from our asbestos management program. For the year, we forecast a net cash outflow of $34,600 relating to asbestos. This estimate is considered in our liquidity forecast and assumes no additional settlements with insurance companies or elections by us to fund additional payments.

Proposed asbestos trust fund legislation is being considered in the U.S. Senate. This proposed legislation, should it become law in its original form, would alter our payment obligations. Additionally, we would not receive any payments under our settlement agreements for contributions by us to the trust fund if the proposed legislation becomes law. Under the form of the legislation brought to the Senate floor in February 2006, we would be required to fund approximately $19,250 per year to a national trust fund for 30 years in lieu of any other liability for asbestos claims. This form of legislation would have a material adverse impact on our financial condition, results of operations and long-term cash flow. However, under the form of the legislation reintroduced in the Senate in May 2006, our contributions would be capped so that we would contribute no more than the lesser of 5% of our annual adjusted cash flow, subject to certain aggregate caps and minimums, or $19,250. We have supported this modification to the legislation.

Back to Index

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

United Kingdom

Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 800 claims have been brought against our U.K. subsidiaries of which 329 remained open as of June 30, 2006. None of the settled claims has resulted in material costs to us.

As of June 30, 2006, we had recorded total liabilities of $27,700 comprised of an estimated liability relating to open (outstanding) claims of $2,900 and an estimated liability relating to future unasserted claims of $24,800. Of the total, $1,100 was recorded in accrued expenses and $26,600 was recorded in asbestos-related liability on the condensed consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $1,100 was recorded in accounts and notes receivable and $26,600 was recorded as asbestos-related insurance recovery receivable on the condensed consolidated balance sheet. The liability and asset estimates are based on a recent U.K. court of appeal ruling that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. Should this ruling be reversed, the asbestos liability and asset recorded in the U.K. would approximate $66,200.

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

In addition to the matters described above, arbitration has been commenced against us arising out of a compact circulating fluidized-bed boiler that we engineered, supplied and erected for a client in Asia. In addition to claims for damages for breach of contract, the client is seeking to rescind the contract based upon alleged material misrepresentations by us. If such relief were granted, we could be compelled to reimburse the client for the purchase price paid ($25,700), in addition to other damages, which have not yet been quantified. We are vigorously defending the case and have counterclaimed for unpaid receivables ($5,200), plus interest, for various breaches and non-performance by the client. Due to its age, a reserve for the full amount of the receivable was taken prior to arbitration. Procedurally, the liability and damages portions of the case have been separated. The hearing on the liability portion concluded in June. Post-hearing briefs followed by oral argument will be scheduled. If the case is not dismissed following the arbitration panel’s liability determination, a final award is not expected until 2007. Based upon our investigation and the proceedings to date, there appear to be valid defenses to the claim. However, it is premature to predict the outcome of this proceeding.

Arbitration has also been commenced against us with respect to a thermal electric power plant in South America that we designed, supplied and erected as a member of a consortium with other parties. The plant’s concrete foundations experienced cracking, allegedly due to out-of-specification materials used in the concrete poured by the consortium’s subcontractor. The client adopted an extensive plan to repair the foundations and is seeking reimbursement of its repair costs ($9,500). Alleging that this extensive repair effort is in the nature of emergency mitigation only, the client is also claiming its estimated cost to totally demolish and reconstruct the foundations at some point in the future ($14,300) plus lost profits during this demolition and reconstruction period ($9,400). The arbitration hearing is currently underway. We believe that valid legal defenses exist, and we are vigorously defending the claim. However, it is premature to predict the outcome of this matter.

Back to Index

We are currently in a dispute with our client in connection with two power plants that we designed and built in Eastern Europe. The dispute primarily concerns whether liquidated damages (“LDs”) are due to the client under the contract for delayed completion of the projects. The client contends that it is owed LDs, capped under the contract at approximately €39,700 (approximately $50,800 at the current exchange rate), and is retaining as security for these LDs approximately €22,000 (approximately $28,100 at the current exchange rate) in contract payments otherwise due to us for work performed. The client contends that it is owed an additional amount (approximately €3,000 (approximately $3,800 at the current exchange rate)) for the cost of consumable materials it had to incur due to the extended commissioning period on both projects and the cost to relocate a piece of equipment on one of the projects. We believe that the period of delay for which the client is seeking LDs is grossly overstated, as the client’s calculation does not include an extension of time to which it had agreed, as well as extensions of time to which we are entitled for client-caused and other excusable delays. We also believe that the LDs provision may be unenforceable under the controlling (English) law. In mid-March 2006, we served a demand for arbitration on our client, seeking payment of the €22,000 (approximately $28,100 at the current exchange rate) in retention that is being held by the client for LDs, plus approximately €4,900 (approximately $6,300 at the current exchange rate) in interest on the retained funds, as well as approximately €11,000 (approximately $14,100 at the current exchange rate) in additional compensation for extra work performed beyond the original scope of the contracts. The matter is in its early stages. Accordingly, it is premature to predict the outcome of this matter.

We are unable to estimate an additional amount or range of probable loss, if any, above amounts recorded in our financial statements on these matters. As a consequence, amounts ultimately realized or paid by us could differ materially from the balances, if any, included in our financial statements, resulting in a charge against earnings.

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

Back to Index

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

We are currently engaged in the investigation and/or remediation under the supervision of the applicable regulatory authorities at four of our or our subsidiaries’ former facilities. In addition, we sometimes engage in investigation and/or remediation without the supervision of a regulatory authority. Although we do not expect the environmental conditions at our present or former facilities to cause us to incur material costs in excess of those for which reserves have been established, it is possible that various events could cause us to incur costs materially in excess of our present reserves in order to fully resolve any issues surrounding those conditions. Further, no assurance can be provided that we will not discover additional environmental conditions at our currently or formerly owned or operated properties, or that additional claims will not be made with respect to formerly owned properties, requiring us to incur material expenditures to investigate and/or remediate such conditions.

We have been notified that we are a potentially responsible party (“PRP”) under CERCLA or similar state laws at three off-site facilities. At each of these sites, our liability should be substantially less than the total site remediation costs because the percentage of waste attributable to us compared to that attributable to all other PRPs is low. We do not believe that our share of cleanup obligations at any of the off-site facilities as to which we have received a notice of potential liability will exceed $500 in the aggregate. We have also received and responded to a request for information from the United States Environmental Protection Agency (“USEPA”) regarding a fourth off-site facility. We do not know what, if any, further actions USEPA may take regarding this fourth off-site facility.

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

Back to Index

Since that time, FWEC, USEPA, and PADEP have cooperated in an investigation that seeks to, among other things, identify the source(s) of the TCE in the residential wells. Although FWEC believes the available evidence is not sufficient to support a conclusion that it is a PRP as to the TCE in the residential wells, in August 2005 FWEC entered into a settlement agreement with USEPA whereby FWEC agreed to arrange and pay for the hookup of public water to the affected residences, which involves the extension of a water main and the installation of laterals from the main to the affected residences, and which is in progress. There is also a possibility that FWEC would incur further costs if it were required to conduct a more formal study to better define the affected area. Since October 2004, FWEC has been providing the potentially affected residences with temporary replacement water, and has arranged to have filters to remove the TCE installed, tested and maintained. FWEC is incurring costs related to public outreach and communications in the affected area. Finally, FWEC may be required to pay the agencies’ costs in overseeing and responding to the situation. FWEC accrued its best estimate of the cost of the foregoing in 2005 and reviews this estimate on a quarterly basis.

Other costs to which FWEC could be exposed could include, among other things, FWEC’s counsel and consulting fees, further agency oversight and/or response costs, costs and exposure related to the litigation described below, and other costs related to possible further investigation and/or remediation. At present, it is not possible to determine whether FWEC will be determined to be liable for some of the items described in this paragraph, nor is it possible to reliably estimate the potential liability associated with the items.

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

In April 2006, a complaint was filed in an action entitled Donna Rose Cunningham and Michael A. Cunningham v. Foster Wheeler Energy Corporation, United States District Court, Middle District of Pennsylvania. The complaint’s allegations are generally similar to those in the Martin case, except that the complaint is on behalf of the Cunninghams only, not an alleged class, and except that the Cunninghams have included a claim for embarrassment, humiliation, and emotional distress.

In May 2006, a complaint was filed in an action entitled Gary Prezkop, Personal Representative of the Estate of Mary Prezkop, Deceased, and Gary Prezkop, in his own right, v. Foster Wheeler Energy Corporation and Leonard M. Lulis. Case No. 000545, Court of Common Pleas, Philadelphia County, Pennsylvania. The complaint’s allegations are generally similar to those in the Martin and Cunningham cases, but they also include claims for Mary Prezkop’s wrongful death.

Based upon its investigation and the proceedings to date, FWEC appears to have legitimate defenses to the claims brought against it in the above proceedings. However, it is premature to predict the outcome of these proceedings.

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

Back to Index

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

Results

Including the impact of the asbestos settlement and the debt reduction transactions described below, we reported net income of $108,400 on operating revenues of $745,300 in the second quarter of 2006 and net income of $123,100 on operating revenues of $1,391,100 in the first six months of 2006. In comparison, we reported net income of $27,900 on operating revenues of $526,000 in second quarter of 2005 and net income of $29,100 on operating revenues of $1,049,100 in the first six months of 2005. The volume of business coupled with increased margins on the work executed by our Global E&C Group drove our operating performance in 2006.

Our consolidated new orders for the second quarter of 2006 were $998,500 and our consolidated backlog as of June 30, 2006 was $5,002,500. This is our highest level of backlog since the fourth quarter of 2002. Our backlog measured in terms of Foster Wheeler scope (as defined below) as of June 30, 2006 was $2,842,600.

We substantially completed our aggressive program of debt reduction during the second quarter of 2006. In April 2006, we consummated the exchange of 1,277,900 of our common shares for $50,000 of outstanding aggregate principal amount of our 2011 senior notes. Under the terms of the exchange, the participating holders received 25.558 common shares for each thousand dollars of aggregate principal amount of 2011 senior notes, including accrued and unpaid interest, exchanged. In May 2006, we redeemed for cash the remaining $61,500 of outstanding aggregate principal amount of 2011 senior notes and the remaining $6,000 of outstanding trust preferred securities. Finally, in June 2006, we executed an open market purchase of $1,000 of outstanding aggregate principal amount of convertible notes. These initiatives reduced the carrying amount of outstanding debt by $122,100. We recorded a charge to income of $12,300 associated with these initiatives in the second quarter of 2006.

In June 2006, our subsidiaries reached an agreement to settle their asbestos and silica-related insurance coverage with an additional insurer. This settlement generally provides for payments over an up to 25-year period in exchange for the release by our subsidiaries of past, present and future asbestos and silica-related claims under this insurer’s policies, an agreement by our subsidiaries to dismiss this insurer from the coverage litigation, and an agreement by our subsidiaries to indemnify this insurer from claims asserted under the released claims. Principally as a result of this insurance settlement, we increased our reported asbestos-related insurance assets by $79,600 and recorded a gain of $79,600 in the second quarter of 2006. As a result of this settlement, the estimated net amount to be funded from our cash flow from operations for the settlement of asbestos-related claims and defense costs in 2006 has been reduced to $34,600.

Back to Index

Challenges and Drivers

Our primary operating focus is booking quality backlog and executing contracts well. The global markets in which we operate are largely dependent on overall economic growth and the resultant demand for oil and gas, electric power, petrochemicals and refined products, which in turn stimulate an increase in investment in new and expanded plants. These markets continued to be strong in the first half of 2006.

The Global E&C Group’s new orders for the second quarter of 2006 were $606,900. We expect that capital investments in the markets served by our Global E&C Group, including the chemical, petrochemical, oil refining, liquefied natural gas and upstream oil and gas industries, will remain strong throughout 2006. The Global Power Group’s new orders for the second quarter of 2006 were $391,600, an increase of 84% when compared to the second quarter of 2005. We believe that there are significant growth opportunities in the markets we serve in 2006, such as solid fuel-fired boilers, boiler services, boiler environmental products and boiler-related construction services. We believe that we are well positioned to address both our Global E&C Group and Global Power Group markets.

Proposed asbestos trust fund legislation is being considered in the U.S. Senate. This proposed legislation, should it become law in its original form, would alter our payment obligations. Additionally, we would not receive any payments under our settlement agreements for contributions by us to the trust fund if the proposed legislation becomes law. Under the form of the legislation brought to the Senate floor in February 2006, we would be required to fund approximately $19,250 per year to a national trust fund for 30 years in lieu of any other liability for asbestos claims. This form of legislation would have a material adverse impact on our financial condition, results of operations and long-term cash flow. However, under the form of the legislation reintroduced in the Senate in May 2006, our contributions would be capped so that we would contribute no more than the lesser of 5% of our annual adjusted cash flow, subject to certain aggregate caps and minimums, or $19,250. We have supported this modification to the legislation.

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

Back to Index

Results of Operations

Consolidated Operating Revenues:

	June 30, 2006	July 1, 2005	$ Change	% Change

Three months ended	$745,300	$526,000	$219,300	41.7%
Six months ended	$1,391,100	$1,049,100	$342,000	32.6%

The increases reflect higher revenues in both our Global E&C Group and our Global Power Group (see Note 11 to the condensed consolidated financial statements in this Form 10-Q). The increases are due largely to the significant increase in bookings that occurred in 2005 and the early part of 2006 in both our Global E&C Group and our Global Power Group. Additionally, $66,600 and $86,500 of the second quarter and year-to-date 2006 increases, respectively, relate to flow-through costs in our Global E&C Group on projects executed by our United Kingdom, Continental Europe and Asia-Pacific operations. Flow-through costs relate to projects where we purchase and install equipment on behalf of our customers on a reimbursable basis with no mark-up. Therefore, while flow-though costs do not impact contract profit or net earnings, higher flow-through costs have the effect of reducing our margins.

Consolidated Cost of Operating Revenues:

	June 30, 2006	July 1, 2005	$ Change	% Change

Three months ended	$613,900	$415,600	$198,300	47.7%
Six months ended	$1,177,700	$860,700	$317,000	36.8%

The increases reflect a higher cost of operating revenues in both our Global E&C Group and our Global Power Group. The increases in cost of operating revenues result primarily from the increases in operating revenues along with increases in flow-through costs on projects executed by our United Kingdom, Continental Europe and Asia-Pacific operations. Flow-through costs relate to projects where we purchase and install equipment on behalf of our customers on a reimbursable basis with no mark-up. Therefore, while flow-though costs do not impact contract profit or net earnings, higher flow-through costs have the effect of reducing our margins. However, cost of operating revenues in our E&C Group increased at amounts less than operating revenues as margins increased.

Consolidated Selling, General and Administrative (SG&A) Expenses:

	June 30, 2006	July 1, 2005	$ Change	% Change

Three months ended	$61,400	$59,300	$2,100	3.5%
Six months ended	$113,200	$115,300	$(2,100)	(1.8)%

SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs. The second quarter 2006 increase results primarily from an increase in general overhead of $8,400, which was partially offset by a decrease in sales pursuit costs of $6,200 and research and development costs of $100. The year-to-date June 2006 decrease results primarily from a decrease in sales pursuit costs of $11,600 and research and development costs of $600, which was partially offset by an increase in general overhead of $10,100. The increases in general overhead results primarily from $3,000 of severance costs in the second quarter and year-to-date 2006 in our domestic and European Global Power Group businesses, resulting from several senior management changes, $1,900 and $3,700 from non-cash equity-based compensation expense in the second quarter and year-to-date 2006, respectively, related to the adoption of SFAS No. 123R, “Share-Based Payment,” and $2,100 from a tax law change in Italy relating to share-based compensation.

Back to Index

Consolidated Other Income:

	June 30, 2006	July 1, 2005	$ Change	% Change

Three months ended	$20,100	$16,800	$3,300	19.6%
Six months ended	$35,900	$29,300	$6,600	22.5%

Other income for the second quarter of 2006 consists primarily of $3,200 of interest income, $15,300 in equity earnings generated from our investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, and $300 of investment income earned by our captive insurance company.

Other income for the second quarter of 2005 consists primarily of $2,100 of interest income, $8,900 in equity earnings generated from our investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, and $500 of investment income earned by our captive insurance company.

Other income for the first six months of 2006 consists primarily of $6,400 of interest income, $23,900 in equity earnings generated from our investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, a $900 gain on the sale of a previously closed manufacturing facility in Dansville, New York, and $800 of investment income earned by our captive insurance company.

Other income for the first six months of 2005 consists primarily of $4,500 of interest income, $13,900 in equity earnings generated from our investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, a $1,500 gain recognized in the U.K. on the sale of an investment, and $700 of investment income earned by our captive insurance company.

Consolidated Other Deductions:

	June 30, 2006	July 1, 2005	$ Change	% Change

Three months ended	$10,800	$9,800	$1,000	10.2%
Six months ended	$18,100	$19,300	$(1,200)	(6.2)%

Other deductions for the second quarter of 2006 consists primarily of $2,000 of bank fees, $5,300 of legal fees, $1,400 of consulting fees, $1,100 of exchange losses, and $(200) of bad debt recovery.

Other deductions for the second quarter of 2005 consists primarily of $1,100 of bank fees, $2,800 of legal fees, and $2,000 of exchange losses.

Other deductions for the first six months of 2006 consists primarily of $3,600 of bank fees, $7,800 of legal fees, $3,300 of consulting fees, $1,100 of exchange losses, and $(1,000) of bad debt recovery.

Other deductions for the first six months of 2005 consists primarily of $5,800 of bank fees, $4,000 of which was associated with our previous senior credit facility, $4,900 of legal fees, $3,500 of exchange losses, and $2,900 of environmental costs.

Consolidated Interest Expense:

	June 30, 2006	July 1, 2005	$ Change	% Change

Three months ended	$6,800	$14,100	$(7,300)	(51.8)%
Six months ended	$14,700	$28,800	$(14,100)	(49.0)%

The decrease in second quarter and year-to-date June 2006 interest expense reflects the benefits from our debt reduction initiatives completed in the latter half of 2005 and the first half of 2006.

Back to Index

Consolidated Minority Interest:

	June 30, 2006	July 1, 2005	$ Change	% Change

Three months ended	$1,400	$1,800	$(400)	(22.2)%
Six months ended	$1,000	$2,800	$(1,800)	(64.3)%

Minority interest reflects third-party ownership interests in the results of our Global Power Group’s Martinez, California gas-fired cogeneration facility, and manufacturing facilities in Poland and the People’s Republic of China. The change results primarily from higher gas prices and, to a lesser extent, maintenance expenses at the Martinez cogeneration facility.

Consolidated Gain on Asbestos Settlement:

	June 30, 2006	July 1, 2005	$ Change	% Change

Three months ended	$(79,600)	$—	$(79,600)	N/M
Six months ended	$(79,600)	$—	$(79,600)	N/M

N/M – not meaningful.

Principally as a result of a settlement with an asbestos insurer in the second quarter of 2006, we increased our reported asbestos-related insurance assets and recorded a gain of $79,600. Refer to Note 12 to the condensed consolidated financial statements in this Form 10-Q for more information.

Consolidated Loss on Debt Reduction Initiatives:

	June 30, 2006	July 1, 2005	$ Change	% Change

Three months ended	$12,300	$1,300	$11,000	846.2%
Six months ended	$12,500	$1,300	$11,200	861.5%

The consolidated loss on debt reduction initiatives for the three and six months ended June 30, 2006 results primarily from the debt reduction activities completed in the second quarter of 2006. The charge to income reflects a loss of $8,200 on the 2011 senior notes exchange transaction resulting primarily from the difference between the fair market value of the common shares issued and the carrying value of the 2011 senior notes exchanged, a loss of $3,900 on the 2011 senior notes redemption transaction resulting primarily from a make-whole premium payment, and a loss of $200 on the trust preferred securities and convertible notes redemptions resulting primarily from the write-off of deferred charges. The consolidated loss on the debt reduction initiatives for the three and six months ended June 30, 2006 was offset by an improvement in consolidated shareholders’ deficit of $58,800, resulting from the issuance of the common shares.

The consolidated loss on debt reduction initiatives for the three and six months ended July 1, 2005 results from transaction fees related to the commencement of the trust preferred securities exchange offer in the second quarter of 2005. The trust preferred securities exchange offer was completed in August 2005.

Consolidated Tax Provision:

	June 30, 2006	July 1, 2005	$ Change	% Change

Three months ended	$30,100	$13,100	$17,000	129.8%
Six months ended	$46,300	$21,100	$25,200	119.4%

Back to Index

The consolidated tax provision results from the fact that certain of our operating units in Europe and Asia are profitable and are recording a provision for national and/or local income taxes. The consolidated tax provision also includes certain domestic state taxes and other U.S. permanent items. Additionally, taxes may be due in countries where our operating units execute project-related work. The pretax earnings of these profitable operations cannot be offset against certain other operations generating losses. Further, with regard to our operations generating losses, SFAS No. 109, “Accounting for Income Taxes,” requires us to reduce our deferred tax benefits by a valuation allowance when, based upon available evidence, it is more likely than not that these tax benefits will not be realized for these operations in the future. Additionally, pretax earnings generated by operating units subject to a valuation allowance result in a reduction of the valuation allowance and favorably impact our effective tax rate, which occurred in the U.S. during the second quarter of 2006 (as a result of the net gain on the asbestos settlement) and in certain non-U.S. jurisdictions.

Our effective tax rate is dependent on the location and amount of our taxable earnings and the effects of changes in valuation allowances. The difference between the statutory and effective tax rates for the three and six months ended June 30, 2006 results predominantly from earnings in jurisdictions where we have previously recorded a full valuation allowance (primarily the U.S. as a result of the net gain on the asbestos settlement and certain non-U.S. jurisdictions) and non-U.S earnings taxed at rates lower than the U.S. statutory rate offset by losses subject to valuation allowance in certain other non-U.S. jurisdictions and certain U.S. permanent items. The difference between the statutory and effective tax rates for the three and six months ended July 1, 2005 results predominantly from taxable income in certain jurisdictions (primarily non-U.S.) combined with a valuation allowance offsetting other loss benefits in other jurisdictions (primarily U.S.). We monitor the jurisdictions for which valuation allowances against deferred tax assets were established in previous years and evaluate the need to reverse the valuation allowances with respect to the deferred tax assets of these jurisdictions on a quarterly basis. Such evaluation includes a review of all available evidence, both positive and negative, in determining whether a valuation allowance is necessary.

For statutory purposes, the majority of the domestic federal tax benefits, against which valuation reserves have been taken, do not expire until 2024 and beyond, based on current tax laws.

Consolidated EBITDA:

	June 30, 2006	July 1, 2005	$ Change	% Change

Three months ended	$152,500	$62,200	$90,300	145.2%
Six months ended	$198,400	$93,400	$105,000	112.4%

The increase in consolidated EBITDA reflects the net impact of the aforementioned asbestos settlement and debt reduction transactions, along with strong operating performance in our Global E&C Group, offset by our Global Power Group operations in Europe. See the individual segment explanations below for additional details.

EBITDA is a supplemental, non-generally accepted accounting principle financial measure. EBITDA is defined as income before income taxes (and before goodwill charges), interest expense, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. EBITDA, after adjustment for unusual and infrequent items specifically excluded in the terms of the senior credit agreement, is used for certain covenants under the senior credit agreement. We believe that the line item on our condensed consolidated statement of operations and comprehensive income entitled “net income” is the most directly comparable generally accepted accounting principle (“GAAP”) financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income as an indicator of operating performance. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•

It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest has material limitations;

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

A reconciliation of EBITDA, a non-GAAP financial measure, to net income, a GAAP measure, is shown below.

	Total	Global E&C Group		Global Power Group		C&F Group(1)

For the three months ended June 30, 2006
Third-party revenues	$745,300	$472,600		$272,700		$—

EBITDA	$152,500	$87,400	(2)	$22,100	(2)	$43,000	(2)

Less: Interest expense	(6,800)
Less: Depreciation and amortization	(7,200)

Income before income taxes	138,500
Provision for income taxes	(30,100)

Net income	$108,400

For the three months ended July 1, 2005
Third-party revenues	$526,000	$347,700		$178,300		$—

EBITDA	$62,200	$52,300	(3)	$33,100	(3)	$(23,200	)(3)

Less: Interest expense	(14,100)
Less: Depreciation and amortization	(7,200)

Income before income taxes	40,900
Provision for income taxes	(13,100)

Net income	$27,800

For the six months ended June 30, 2006
Third-party revenues	$1,391,100	$895,700		$495,400		$—

EBITDA	$198,400	$142,400	(4)	$36,000	(4)	$20,000	(4)

Less: Interest expense	(14,700)
Less: Depreciation and amortization	(14,300)

Income before income taxes	169,400
Provision for income taxes	(46,300)

Net income	$123,100

For the six months ended July 1, 2005
Third-party revenues	$1,049,100	$678,400		$370,700		$—

EBITDA	$93,400	$78,700	(5)	$62,600	(5)	$(47,900	)(5)

Less: Interest expense	(28,800)
Less: Depreciation and amortization	(14,400)

Income before income taxes	50,200
Provision for income taxes	(21,100)

Net income	$29,100

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.

Back to Index

(2)

Includes in the three months ended June 30, 2006: increased contract profit of $7,400 from the regular re-evaluation of contract profit estimates: $5,200 in our Global E&C Group and $2,200 in our Global Power Group; a net gain of $79,600 recorded in C&F on a settlement with an asbestos insurer; and a net charge of $(12,300) recorded in C&F in conjunction with the recently completed debt reduction initiatives.

(3)

Includes in the three months ended July 1, 2005: increased contract profit of $42,900 from the regular re-evaluation of contract profit estimates: $31,500 in our Global E&C Group and $11,400 in our Global Power Group; and $(1,300) of transaction fees in C&F related to the trust preferred securities exchange offer consummated in August 2005.

(4)

Includes in the six months ended June 30, 2006: increased contract profit of $3,400 from the regular re-evaluation of contract profit estimates: $4,800 in our Global E&C Group and $(1,400) in our Global Power Group; a net gain of $79,600 recorded in C&F on a settlement with an asbestos insurer; and a net charge of $(12,500) recorded in C&F in conjunction with the recently completed debt reduction initiatives.

(5)

Includes in the six months ended July 1, 2005: increased contract profit of $59,500 from the regular re-evaluation of contract profit estimates: $40,100 in our Global E&C Group and $19,400 in our Global Power Group; $(4,000) of credit agreement costs associated with our previous senior credit facility in C&F; and $(1,300) of transaction fees in C&F related to the trust preferred securities exchange offer consummated in August 2005.

Reportable Segments

We use several financial metrics to measure the performance of our business segments. EBITDA, as discussed and defined above, is the primary earnings measure used by our chief decision makers.

Global E&C Group

	Three Months Ended				Six Months Ended

	June 30, 2006	July 1, 2005	$ Change	% Change	June 30, 2006	July 1, 2005	$ Change	% Change

Third-party revenues	$472,600	$347,700	$124,900	35.9%	$895,700	$678,400	$217,300	32.0%

EBITDA	$87,400	$52,300	$35,100	67.1%	$142,400	$78,700	$63,700	80.9%

Results

The increases in revenues reflect primarily increased volumes of work at all of our Global E&C Group operating units. Projects in the Middle East, Australia and Italy in the oil and gas and chemical/petrochemical industries led the increase in activities.

The increases in EBITDA result primarily from strong operational performance on increased volumes of business at our European and North American operations. The markets served by our Global E&C Group remain strong and we have added additional personnel in our United Kingdom, Indian, North American and Asian offices to help capture the market growth. We plan to continue to expand our operational capacity throughout 2006.

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

Back to Index

We believe that the global refining system is running at very high utilization rates, which combined with increasing global demand for transportation fuels and the current wide price differential between heavier higher-sulfur crudes and lighter, sweeter crudes, is stimulating refinery investment, particularly for heavier higher-sulfur crudes.

The aforementioned price differential also drives the strong economic case for upgrading refinery residue to higher value transportation fuels and we expect to see substantial investment in bottom-of-the-barrel upgrading projects in Europe, the United States and potentially Asia. We believe that several client refinery investment decisions will be made later this year and into 2007. We have considerable experience and expertise in this area including our proprietary delayed coking technology. We have seen an increase in the number of studies for potential delayed coking refinery units and our delayed coking technology, know-how, and experience designing and constructing delayed cokers places us in a good competitive position to address this market. We are currently working on several delayed coking projects in South America, the U.S. and Europe.

Capacity constraints are generating an interest in additional refinery capacity, both greenfield and expansions. Companies have already announced several projects in the Middle East, and major expansion plans are being implemented for new facilities in Southeast Asia and China. We believe that the current cycle of investment at U.S. and European refineries to meet the demands of clean fuels legislation has now wound down. However, refineries in the Middle East, North Africa and Asia are now embarking on similar programs. We are currently working on environmentally driven projects in the Middle East and Europe.

Investment in petrochemical plants rose sharply in 2004 and 2005 in response to strong demand growth. The majority of this investment has been centered in the Middle East. We believe that continued strong demand growth will support further new investment in the Middle East and Asia throughout 2006 and into 2007. We continue to execute several major petrochemical contracts.

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

Global Power Group

	Three Months Ended				Six Months Ended

	June 30, 2006	July 1, 2005	$ Change	% Change	June 30, 2006	July 1, 2005	$ Change	% Change

Third-party revenues	$272,700	$178,300	$94,400	52.9%	$495,400	$370,700	$124,700	33.6%

EBITDA	$22,100	$33,100	$(11,000)	(33.2)%	$36,000	$62,600	$(26,600)	(42.5)%

Results

The increases in revenues result from our operations in Europe and North America.

Our Global Power Group experienced lower levels of EBITDA as compared to 2005 as a result of several factors: poor performance on five contracts resulting in approximately $4,400 of reductions in contract profit during the second quarter of 2006; a change in the contract portfolio in terms of contract mix and project cycle; and contract awards in 2005 that contained margins at less than expected levels.

The contracts awarded in 2005 are in the early stages of execution when we typically have low levels of physical progress earned, resulting in relatively low levels of EBITDA. As physical progress is achieved throughout the year on these projects, we anticipate increased volumes of EBITDA although as noted above, the contribution to contract profit as a percentage of operating revenues will be less in 2006 than that experienced in 2005.

Our senior management team is working on strategic initiatives to realize the Global Power Group’s full potential.

Back to Index

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

In North America, we believe the declining generating capacity reserves across the region coupled with persistent high oil and natural gas pricing is spurring market growth for large coal utility boilers. Given the uncertainty of future greenhouse gas regulation, we are seeing a growing market preference for supercritical utility boilers. Plants that use these technologies operate more efficiently by producing the least amount of greenhouse gas per unit of electricity produced and also capture other pollutants to a higher level. We believe clients are selecting these technologies as a hedge against future greenhouse gas, mercury and other pollutant regulation that could occur in the near term. Due to this market direction, our Global Power Group is now actively marketing large-scale supercritical boiler technology as part of our utility boiler product portfolio to capitalize on this business opportunity. From the industrial sector, we are seeing growth in the solid fuel industrial boiler market, driven by high oil and gas pricing. These boilers allow industrial clients to utilize low cost biomass and other solid opportunity fuels, as an economic solution to supplying their energy needs. Many of these fuels also carry governmental tax credits and other financial incentives to encourage their use as renewable fuels making them more attractive to both the industrial and utility power sectors. We believe that our circulating fluidized-bed, or CFB, boiler technology is well positioned to serve this market segment due to its outstanding fuel flexibility and excellent environmental performance. The U.S. Environmental Protection Agency’s, or EPA’s, recent finalization of the Clean Air Interstate Rule and the implementation of earlier New Source Review lawsuit settlements brought against a number of utilities by the EPA continue to drive a strong retrofit pollution control market, including add-on pollution control systems, such as low NOx combustion systems, selective catalytic reduction systems and flue gas desulphurization systems. This market trend should benefit sales of our environmental products. Finally, we believe that due to reducing capacity margins, coal utility power plants are running harder to produce more electricity, which in turn is spurring maintenance investment by owners. We also think that owners are making larger capital investments in these plants to extend their lives. We believe these factors are helping to maintain a strong boiler service market, which should benefit our boiler service business.

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

Back to Index

In Asia, we believe that high economic growth continues to drive strong power demand growth and demand for new power capacity. The region’s historically high coal use, now coupled with high world oil and gas pricing, will likely continue to drive growth for coal-fueled utility and industrial boilers in the region. The region contains some of the world’s largest utility and industrial boiler markets, such as China and India, offering selective opportunities for our Global Power Group businesses. Due to the region’s growing environmental awareness, we see opportunities for our CFBs as well as our supercritical pulverized coal, or PC, boiler technologies, as well as biomass and opportunity fuel applications. We also see substantial opportunity for our CFB boilers in the potentially large Indian power market resulting from the country’s abundant low quality coals. Finally, reduced capacity margins are also resulting in coal utility power plants being run harder to produce more electricity spurring maintenance and life extension investment by owners, offering further opportunity for our boiler services.

Due to these market factors, the Global Power Group is actively marketing our PC and CFB boilers utilizing both conventional as well as supercritical steam designs, and our boiler maintenance services on a worldwide scale.

Liquidity and Capital Resources

June 2006 Year-to-Date Activities

In January 2006, we completed transactions which increased the number of common shares to be delivered upon the exercise of our Class A and Class B common share purchase warrants during the offer period and raised $75,300 in net proceeds. The exercise price per warrant was not increased in the offers. Holders of approximately 95% of the Class A warrants and 57% of the Class B warrants participated in the offers resulting in the aggregate issuance of approximately 8,403,500 common shares. As described below, we used the warrant proceeds to redeem the remaining amounts of our 2011 senior notes and trust preferred securities.

In April 2006, we consummated the exchange of 1,277,900 of our common shares for $50,000 of outstanding aggregate principal amount of our 2011 senior notes. Under the terms of the exchange, the participating holders received 25.558 common shares for each thousand dollars of aggregate principal amount of 2011 senior notes, including accrued and unpaid interest, exchanged. In addition, we called for redemption of the remaining amount of 2011 senior notes and trust preferred securities. In May 2006, we redeemed the remaining $61,500 of outstanding aggregate principal amount of our 2011 senior notes and the remaining $6,000 of outstanding aggregate principal amount of our trust preferred securities. In June 2006, we executed an open market purchase of $1,000 of outstanding aggregate principal amount of our convertible notes. These debt reduction initiatives reduced the carrying amount of our debt by $122,100, reduced the amount of accrued interest by $4,900, improved consolidated shareholders’ deficit by $46,500 and reduced our cash on hand by $79,800. The improvement in consolidated shareholders’ deficit reflects the issuance of new common share equity of $58,800 offset by a charge to income of $12,300. The charge to income reflects a loss of $8,200 on the 2011 senior notes exchange resulting primarily from the difference between the fair market value of the common shares issued and the carrying value of the 2011 senior notes exchanged, a loss of $3,900 on the 2011 senior notes redemption resulting primarily from a make-whole premium payment, and a loss of $200 on the trust preferred securities and convertible notes redemptions resulting primarily from the write-off of deferred charges.

As of June 30, 2006, we had cash and cash equivalents on hand, short-term investments and restricted cash totaling $358,100, compared to $372,700 as of December 30, 2005. The decrease results primarily from cash used in operations of $30,900, offset by cash provided by financing activities of $8,700 and favorable exchange rate changes on cash and cash equivalents of $11,900. Of the $358,100 total at June 30, 2006, $268,000 was held by our foreign subsidiaries. See Note 1 to the condensed consolidated financial statements in this Form 10-Q for additional details on cash and restricted cash balances.

We used cash from operations of $30,900 in the first six months of 2006, compared to using $22,600 of cash from operations during the comparable period in 2005. Our operating cash flow during the first six months of 2006 was impacted primarily by the funding of $35,500 for asbestos payments and the increased workload of our Global E&C Group. Our working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts. Working capital in our Global E&C Group tends to rise as the workload of reimbursable contracts increases while working capital tends to decrease in our Global Power Group when the workload increases. The use of cash in the first six months of 2005 was attributed primarily to the requirement to reimburse a bank in the first quarter of 2005 that had previously funded $23,300 to one of our European clients upon the expiration of a project-specific performance bond facility, which we had previously provided to the client.

Back to Index

On April 7, 2006, we completed the purchase of the remaining 51% interest in MF Power S.r.L., a special purpose joint venture that was 49% owned by us prior to the acquisition. We now own 100% of the equity interest of MF Power S.r.L., which was renamed FW Power S.r.L. immediately following our acquisition. FW Power S.r.L. is dedicated to the development, construction and operation of electric power generating wind farm projects in Italy. In accordance with the terms of the purchase agreement, we are required to pay a purchase price of €16,400 (approximately $21,000 at the current exchange rate), of which €12,600 (approximately $15,200 at the exchange rate in effect at the time of payment) was paid at closing and €3,800 (approximately $4,900 at the current exchange rate) is due upon start of construction of one of the three wind farms being developed by FW Power S.r.L. The purchase price is also subject to adjustments based on receipt by FW Power S.r.L. of additional grants according to Italian law 488 and we are expecting to make an additional payment of €3,100 (approximately $4,000 at the current exchange rate). FW Power S.r.L. had €26,200 (approximately $31,700) of non-recourse project debt at closing and €16,700 (approximately $20,300) of cash as of the closing date.

Capital expenditures in the first six months of 2006 were $10,100, compared to $3,700 for the comparable period of 2005. The capital expenditures related primarily to leasehold improvements, information technology equipment and office equipment at our Global E&C Group offices in the United Kingdom, Continental Europe and Asia-Pacific and the expansion of the Global Power Group’s manufacturing facility in China. We anticipate spending an additional $1,700 on the expansion of this manufacturing facility over the remainder of 2006, which we anticipate financing with a local debt facility. We also anticipate spending €11,400 (approximately $14,600 at the current exchange rate) in our FW Power S.r.L. business over the balance of 2006 as we continue construction of the electric power generating wind farm projects in Italy. We anticipate financing €8,500 (approximately $10,900 at the current exchange rate) of these construction costs with special purpose limited recourse project debt, although such financing has not yet been secured.

Cash provided by financing activities in the first six months of 2006 was $8,700, compared to using $23,000 of cash for financing activities in the comparable period in 2005. The cash provided by financing activities in the first six months of 2006 reflects primarily the aforementioned warrant offer proceeds and stock option proceeds, partially offset by the redemption of the 2011 senior notes and trust preferred securities. The cash used in financing activities in the first six months of 2005 results primarily from the payment of financing costs of $13,400 in conjunction with the execution of the senior credit agreement and planned debt repayments of $7,300.

Outlook

We update our liquidity forecasts weekly. These forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, proceeds from asset sales, working capital needs, unused credit line availability and claims recoveries, if any. Our liquidity forecasts extend over a twelve-month period and continue to indicate that sufficient liquidity will be available to fund our working capital needs through such period.

It is customary in the industries in which we operate to provide standby letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. We are required in certain circumstances to provide security to banks and the surety to obtain new standby letters of credit, bank guarantees and performance bonds. Certain of our European subsidiaries are required to and have cash collateralized $7,600 and $15,600 of their bonding requirements as of June 30, 2006 and December 30, 2005, respectively. Providing cash collateral increases working capital needs and limits our ability to repatriate funds from operating subsidiaries.

Our domestic operating entities do not generate sufficient cash flow to cover the costs related to our obligations to fund U.S. pension plans, asbestos-related liabilities and corporate overhead expenses. Consequently, we require cash repatriations from our non-U.S. subsidiaries in the normal course of our operations to meet our domestic cash needs and have successfully repatriated cash for many years. Our current 2006 forecast assumes total cash repatriation from our non-U.S. subsidiaries of approximately $101,800 from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends. We repatriated $67,000 and $ 45,300 from our non-U.S. subsidiaries in the first six months of 2006 and 2005, respectively.

Back to Index

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

We have funded $35,500 of asbestos liabilities from our cash flow in the first six months of 2006. As a result of the asbestos insurance settlement from June 2006, we are expecting net positive cash inflows of $900 in the second half of 2006 from our asbestos management program. For the year, we forecast a net cash outflow of $34,600 relating to asbestos. This estimate is considered in our liquidity forecast and assumes no additional settlements with insurance companies or elections by us to fund additional payments.

Proposed asbestos trust fund legislation is being considered in the U.S. Senate. This proposed legislation, should it become law in its original form, would alter our payment obligations. Additionally, we would not receive any payments under our settlement agreements for contributions by us to the trust fund if the proposed legislation becomes law. Under the form of the legislation brought to the Senate floor in February 2006, we would be required to fund approximately $19,250 per year to a national trust fund for 30 years in lieu of any other liability for asbestos claims. This form of legislation would have a material adverse impact on our financial condition, results of operations and long-term cash flow. However, under the form of the legislation reintroduced in the Senate in May 2006, our contributions would be capped so that we would contribute no more than the lesser of 5% of our annual adjusted cash flow, subject to certain aggregate caps and minimums, or $19,250. We have supported this modification to the legislation.

We have $18,700 in pending and to be submitted requests for equitable adjustment, or REAs, of which $12,600 was recorded in contracts in process on our condensed consolidated balance sheet as of June 30, 2006. The REAs, which relate to a project currently being executed for a U.S. government agency, include work performed and to be performed through 2008 over which time we expect to recover the total amount of the REAs. We are continuing to negotiate with the U.S government agency regarding these REAs as well as potentially restructuring the related contract.

We own a 50.5% interest in Martinez Cogen L.P., which owns and operates a natural gas fired cogeneration facility located at, and supplying most of its electrical and steam output to, an oil refinery in Martinez, California. The financial condition, results of operations and cash flows of Martinez Cogen L.P. are impacted by, among other things, the cost of natural gas and the electric tariffs upon which most of its revenues are based. As a consequence of this fee structure, in some circumstances, natural gas costs could exceed the corresponding revenues from the electricity and steam generated and sold. The electric tariffs are set by independent regulatory agencies and are updated periodically. If the electric tariffs decrease or if they do not increase sufficiently to recover the increased cost of natural gas within a timely period, Martinez Cogen L.P. may incur losses and our financial condition, results of operations and cash flow may be adversely affected. The management of Martinez Cogen L.P. is exploring ways to improve the foregoing situation, which include preliminary discussions with the refinery customer about the potential for restructuring the agreements between Martinez Cogen L.P. and the refinery. Further, the natural gas prices and electric tariffs in effect at June 30, 2006 are forecast to be sufficient to generate positive earnings and cash flow for Martinez Cogen L.P. in 2006.

We maintain several defined benefit pension plans in the United States, United Kingdom, and Canada. Funding requirements for these plans are dependent, in part, on the performance of global capital markets and the discount rates used to calculate the present value of the liability. The poor performance of the global capital markets in the past and low interest rates significantly increased the funding requirements for these plans. The non-U.S. plans are funded from the local operating cash flows while funding for the U.S. plans is included within our U.S. working capital requirements. Our U.S. pension plans are frozen and our U.K. plan is closed to new entrants. The funding requirement for the U.S. plans will approximate $26,800 in 2006 and is projected to decline to essentially zero by 2010. Funding requirements for the foreign plans will approximate $27,800 in 2006 and will be required beyond 2010; however, contribution requirements subsequent to 2010 are not yet available. See Note 5 to the condensed consolidated financial statements in this Form 10-Q for additional information on our pension plans.

Back to Index

We are currently pursuing a new senior secured domestic credit facility. The proposed new facility, which would replace our current senior credit agreement arranged in 2005, is intended to increase bonding capacity to support our operations and to reduce bonding costs. We would be required to make a prepayment penalty (currently $5,000) if we terminate our current senior credit agreement prior to March 2008. We would also be required to write-off previously paid unamortized fees and expenses associated with our current senior credit agreement (currently $10,200).

Please refer to Note 4 to the condensed consolidated financial statements in this Form 10-Q for further information regarding our debt obligations.

The Board of Directors discontinued the payment of common share dividends in July 2001. We were prohibited from paying dividends under our prior senior credit facility and are prohibited under our current senior credit agreement. Therefore, we paid no dividends during the first six months of 2006 or during fiscal year 2005.

Capital Structure

We have the following common shares and common share equivalents as of August 2, 2006:

	Units	Common Share Equivalents

Common shares outstanding	68,379,982	68,379,982
Convertible preferred shares outstanding	3,752	244,345
Stock options outstanding	2,284,228	2,284,228
Class A common share purchase warrants outstanding	208,618	351,334
Class B common share purchase warrants outstanding	14,857,464	1,074,195
Restricted stock units outstanding	352,156	352,156

Common shares and common share equivalents outstanding		72,686,240
Common shares available for issuance		75,315,400

Authorized common shares		148,001,640

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

	June 30, 2006			July 1, 2005

	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total

NEW ORDERS BY PROJECT LOCATION: Second quarter:
North America	$80,200	$254,200	$334,400	$22,600	$156,900	$179,500
South America	(1,000)	3,000	2,000	15,500	(200)	15,300
Europe	169,200	115,600	284,800	104,700	43,800	148,500
Asia	110,600	16,700	127,300	39,600	10,800	50,400
Middle East	63,400	1,100	64,500	103,500	1,100	104,600
Australasia and other	184,500	1,000	185,500	943,900	500	944,400

Total	$606,900	$391,600	$998,500	$1,229,800	$212,900	$1,442,700

Year-to-date:
North America	$137,200	$529,100	$666,300	$31,400	$237,400	$268,800
South America	10,400	47,000	57,400	22,100	5,400	27,500
Europe	266,100	182,700	448,800	248,000	124,100	372,100
Asia	187,700	44,700	232,400	64,800	19,000	83,800
Middle East	911,800	1,300	913,100	189,500	4,700	194,200
Australasia and other	208,900	1,000	209,900	955,600	700	956,300

Total	$1,722,100	$805,800	$2,527,900	$1,511,400	$391,300	$1,902,700

NEW ORDERS BY INDUSTRY: Second quarter:
Power generation	$900	$365,000	$365,900	$12,500	$183,900	$196,400
Oil refining	300,200	—	300,200	110,900	—	110,900
Pharmaceutical	18,100	—	18,100	6,400	—	6,400
Oil and Gas	210,500	—	210,500	995,700	—	995,700
Chemical/petrochemical	39,000	—	39,000	84,900	—	84,900
Power plant operation	—	26,600	26,600	—	29,000	29,000
Environmental	10,200	—	10,200	19,900	—	19,900
Eliminations and others	28,000	—	28,000	(500)	—	(500)

Total	$606,900	$391,600	$998,500	$1,229,800	$212,900	$1,442,700

Year-to-date:
Power generation	$2,600	$754,000	$756,600	$87,500	$337,300	$424,800
Oil refining	472,800	—	472,800	193,200	—	193,200
Pharmaceutical	49,000	—	49,000	25,900	—	25,900
Oil and Gas	259,500	—	259,500	1,066,100	—	1,066,100
Chemical/petrochemical	889,100	—	889,100	132,000	—	132,000
Power plant operation	—	51,800	51,800	—	54,000	54,000
Environmental	14,700	—	14,700	41,000	—	41,000
Eliminations and others	34,400	—	34,400	(34,300)	—	(34,300)

Total	$1,722,100	$805,800	$2,527,900	$1,511,400	$391,300	$1,902,700

Back to Index

	June 30, 2006			July 1, 2005

	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total

BACKLOG (FUTURE REVENUES) BY CONTRACT TYPE:
Lump-sum turnkey	$300,100	$280,700	$580,800	$293,700	$22,200	$315,900
Other fixed-price	347,500	980,100	1,327,600	172,900	561,500	734,400
Reimbursable	3,073,600	36,400	3,110,000	1,666,500	56,800	1,723,300
Eliminations	(10,800)	(5,100)	(15,900)	(60,900)	(4,000)	(64,900)

Total	$3,710,400	$1,292,100	$5,002,500	$2,072,200	$636,500	$2,708,700

BACKLOG (FUTURE REVENUES) BY PROJECT LOCATION:
North America	$184,800	$691,300	$876,100	$78,100	$326,900	$405,000
South America	92,500	49,300	141,800	32,000	12,000	44,000
Europe	440,600	434,300	874,900	477,000	152,100	629,100
Asia	278,900	115,700	394,600	183,100	130,100	313,200
Middle East	1,687,700	1,200	1,688,900	277,900	4,400	282,300
Australasia and other	1,025,900	300	1,026,200	1,024,100	11,000	1,035,100

Total	$3,710,400	$1,292,100	$5,002,500	$2,072,200	$636,500	$2,708,700

BACKLOG (FUTURE REVENUES) BY INDUSTRY:
Power generation	$108,100	$1,164,100	$1,272,200	$192,200	$524,700	$716,900
Oil refining	1,093,200	—	1,093,200	313,200	—	313,200
Pharmaceutical	130,700	—	130,700	137,100	—	137,100
Oil and Gas	1,183,200	—	1,183,200	1,085,400	—	1,085,400
Chemical/petrochemical	1,070,600	—	1,070,600	195,600	—	195,600
Power plant operation	—	128,000	128,000	—	111,800	111,800
Environmental	69,100	—	69,100	130,000	—	130,000
Eliminations and others	55,500	—	55,500	18,700	—	18,700

Total	$3,710,400	$1,292,100	$5,002,500	$2,072,200	$636,500	$2,708,700

Foster Wheeler scope in backlog	$1,564,700	$1,277,900	$2,842,600	$937,400	$620,100	$1,557,500

E&C man-hours in backlog (in thousands)	11,185		11,185	6,579		6,579

The overall increase in consolidated backlog as of June 30, 2006, compared to July 1, 2005, is attributable primarily to our Global E&C Group, where we have won a number of significant contracts. Our second quarter 2006 Global E&C Group awards included contracts to provide four coker heaters, to perform process and detailed engineering, and to supply delayed coking technology for a coker project in India; an engineering, procurement and construction management, or EPCm, contract to provide a delayed coker to a facility in the United States; an engineering, procurement and construction, or EPC, contract for a cogeneration facility at a European refinery; and a contract for the EPC phase of a heavy crude expansion project for a refinery in the United States. Additionally, our Global E&C Group awards in the first quarter of 2006 included an EPC contract for the utilities and offsite work at a world-scale integrated refining and petrochemical complex in Rabigh, Saudi Arabia; an EPCm contract for a ethylene oxide/mono-ethylene glycol unit in Kuwait; and an EPC contract for safety automating services of the unheading and valve interlock systems on the delayed coking unit at a refinery in the United States.

Back to Index

Our Global Power Group awards for the second quarter included a design and supply, or D&S, contract for two CFB boilers for a new solid-fuel power plant in Texas; a D&S contract for a pulverized-coal boiler to a power plant in the United States; a contract to supply a CFB boiler island for a chemical plant in Bulgaria; and a contract to supply new low-NOx burners and to upgrade mill classifiers at a power plant in Spain. Our first quarter 2006 Global Power Group awards included a D&S contract to provide two CFB boilers to be used at a proposed solid-fuel generating unit at a power station in Louisiana; a D&S contract for two CFB boilers for an alumina refinery in Brazil; and a design, supply and erection contract for a peat and bio-mass-fired CFB boiler island unit for a combined heat and power plant in Finland.

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

Asbestos

Refer to Note 12 to the condensed consolidated financial statements in this Form 10-Q, “Litigation and Uncertainties.”

Pension and Postretirement Benefits

We have several defined benefit pension plans in the United States, the United Kingdom and Canada. We also have defined postretirement benefit plans for health care and life insurance benefits in the United States and Canada. The U.S. plans are frozen and the U.K. plan is closed to new entrants. Details of our pension and postretirement benefit plans are included in Note 5 to the condensed consolidated financial statements in this Form 10-Q.

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

Back to Index

We utilize our business judgment in establishing the estimates used in the calculations of pension and postretirement benefit liabilities, annual service cost and cash contributions. These estimates are updated on an annual basis at the beginning of each year or more frequently upon the occurrence of significant events. The estimates can vary significantly from the actual results and we cannot provide any assurance that the estimates used to calculate our pension and postretirement benefit liabilities will approximate actual results. The volatility between the assumptions and actual results can be significant.

Share-Based Compensation Plans

Our share-based compensation plans include both restricted stock awards and stock option awards. Prior to December 31, 2005, we accounted for share-based employee compensation plans under the measurement and recognition provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, we used the intrinsic value method of accounting for our stock option awards and did not recognize compensation expense for stock options that were granted at an exercise price equal to or greater than the market price of our common stock on the date of grant. As a result, the recognition of share-based compensation expense was generally limited to the expense attributed to restricted stock awards. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we provided pro forma net income or loss and net earnings or loss per common share disclosures for each period prior to December 31, 2005, as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans, including stock options.

Effective December 31, 2005, we adopted the fair value provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under this method, we will recognize share-based compensation expense for (i) all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, and (ii) all future share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

Compensation cost for our share-based plans of $4,700 and $8,700 was charged against income for the three and six months ended June 30, 2006, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations and comprehensive income was $100 and $200 for the three and six months ended June 30, 2006, respectively. The compensation cost charged against income for the comparable periods of 2005 totaled $2,100 and $4,300, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations and comprehensive income was $100 and $200 for the three and six months ended July 1, 2005, respectively. We received $10,500 in cash from option exercises under our share-based compensation plans for the six months ended June 30, 2006.

As of June 30, 2006, there was $2,700 and $3,300 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those costs are expected to be recognized over a weighted-average period of 6 months and 5 months, respectively.

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

•	Risk-free interest rate – we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected life of the options in effect at the time of grant.
•	Dividends – we use an expected dividend yield of zero since we are restricted from paying dividends under our senior credit agreement.
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

Back to Index

If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R for future awards may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved in selecting the option pricing model assumptions used to estimate share-based compensation expense under SFAS No. 123R. Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, existing valuation models may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration or forfeiture of those share-based payments in the future. Stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.

There are significant differences among valuation models. This may result in a lack of comparability with other companies that use different models, methods and assumptions. There is also a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and may materially affect the fair value estimate of share-based payments.

Goodwill and Intangible Assets

Refer to Note 1 to the condensed consolidated financial statements in this Form 10-Q, “Summary of Significant Accounting Policies – Intangible Assets.”

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

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in tax positions and requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact on our financial statements of adopting FIN 48.

Back to Index

Safe Harbor Statement

This management’s discussion and analysis of financial condition and results of operations, other sections of this quarterly report on Form 10-Q and other reports and oral statements made by Foster Wheeler representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler and the various industries within which we operate. These include statements regarding our expectation about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims, and the costs of current and future asbestos claims and the amount and timing of insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described under Part II, Item 1A. “Risk Factors” and the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements:

•	changes in the rate of economic growth in the United States and other major international economies;
•	changes in investment by the power, oil and gas, pharmaceutical and chemical/petrochemical industries;
•	changes in the financial condition of our customers;
•	changes in regulatory environment;
•	changes in project design or schedules;
•	contract cancellations;
•	changes in our estimates of costs to complete projects;
•	changes in trade, monetary and fiscal policies worldwide;
•	currency fluctuations;
•	war and/or terrorist attacks on facilities either owned or where equipment or services are or may be provided;
•	outcomes of pending and future litigation, including litigation regarding our liability for damages and insurance coverage for asbestos exposure;
•	protection and validity of our patents and other intellectual property rights;
•	increasing competition by foreign and domestic companies;
•	compliance with our debt covenants;
•	recoverability of claims against our customers and others by us and claims by third parties against us; and
•	changes in estimates used in our critical accounting policies.

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

Interest Rate Risk — We are exposed to changes in interest rates should we need to borrow under our senior credit agreement (there were no such borrowings as of June 30, 2006) and under our variable rate project debt to the extent that we have not entered into interest rate swap agreements to yield a fixed interest rate. If market rates average 1% more in the next twelve months, our interest expense for such period of time would increase, and our income before income taxes would decrease by approximately $100. This amount has been determined by considering the impact of the hypothetical interest rates on our variable rate borrowings as of June 30, 2006.

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

As of the end of the interim period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Exchange Act Rule 13a-15. Based on this evaluation, and as of June 30, 2006, our chief executive officer and our chief financial officer concluded, at the reasonable assurance level, that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Back to Index

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 12 to the condensed consolidated financial statements in this Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.

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

We require cash repatriations from our non-U.S. subsidiaries to meet our domestic cash needs related to our U.S. pension plans, asbestos-related liabilities and corporate overhead expenses. Our ability to repatriate funds from our non-U.S. subsidiaries is limited by a number of factors.

As of June 30, 2006, we had cash, cash equivalents, short-term investments and restricted cash of $358,100, of which $268,000 was held by our non-U.S. subsidiaries. Our current 2006 forecast assumes total cash repatriation from our non-U.S. subsidiaries of $101,800 from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends. There can be no assurance that the forecasted foreign cash repatriation will occur as our non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Amounts that cannot be repatriated exceed, and are not directly comparable to, the foreign component of restricted cash presented in our financial statements. In addition, certain of our non-U.S. subsidiaries are parties to bank guarantee and other agreements that contain covenants, and are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. The repatriation of funds may also subject those funds to taxation. As a result of these factors, we may not be able to repatriate and utilize funds held by our non-U.S. subsidiaries in the amount forecasted above.

If we have a material weakness in our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

Although we had no material weaknesses as of December 30, 2005, we have reported a material weakness in our internal control over financial reporting in the past. We cannot assure that we will avoid a material weakness in the future. If we have another material weakness in our internal control over financial reporting in the future, it could adversely impact our ability to report our financial results in a timely and accurate manner.

Our international operations involve risks that may limit or disrupt operations, limit repatriation of cash, increase foreign taxation or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flow.

We have substantial international operations that are conducted through foreign and domestic subsidiaries, as well as through agreements with foreign joint venture partners. Our international operations accounted for approximately 76% of our operating revenues and substantially all of our operating cash flow for the first six months of 2006. We have international operations in Europe, Asia, Africa and South America. Additionally, we purchase materials and equipment on a worldwide basis. Our foreign operations are subject to risks that could materially adversely affect our business, financial condition, results of operations and cash flow, including:

•	uncertain political, legal and economic environments;
•	potential incompatibility with foreign joint venture partners;
•	foreign currency controls and fluctuations;
•	energy prices and availability;
•	terrorist attacks;
•	the imposition of additional governmental controls and regulations;
•	war and civil disturbances; and
•	labor problems.

Back to Index

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

Our debt levels, significant interest payment obligations and fees paid under our letter of credit facility could limit the funds we have available for working capital, capital expenditures, dividend payments, acquisitions and other business purposes, which could adversely impact our business.

As of June 30, 2006, we had corporate debt of $30,100, limited recourse project specific debt of $124,900, capital lease obligations of $65,400 and undrawn letters of credit, bank guarantees and surety bonds issued and outstanding of $604,400.

Over the last five years, we have been required to allocate a significant portion of our cash flow to pay interest on debt and fees to maintain our letter of credit facility. After paying interest on debt, we have fewer funds available for working capital, capital expenditures, acquisitions and other business purposes. This could limit our ability to respond to changing market conditions, limit our ability to expand through acquisitions, increase our vulnerability to adverse economic and industry conditions and place us at a competitive disadvantage compared to our competitors that have less indebtedness. Our estimated cash requirements for interest and principal debt service for the balance of 2006 are approximately $26,800.

Certain of our various debt agreements impose financial covenants, which may prevent us from capitalizing on business opportunities and taking certain corporate actions, which could materially adversely affect our business, financial condition, results of operations and cash flow.

Our senior credit agreement imposes financial covenants on us. These covenants limit our ability to incur indebtedness, pay dividends or make other distributions, make investments and sell assets. Failure to comply with these covenants may allow lenders to elect to accelerate the repayment dates under this debt. We may not be able to repay such obligations if accelerated. Our failure to repay such obligations under our senior credit agreement and our other debt obligations would have a material adverse effect on our business, financial condition, results of operations and cash flow and result in defaults under the terms of our other indebtedness.

We face limitations on our ability to obtain new letters of credit and bank guarantees on the same terms as we have historically. If we were unable to obtain letters of credit and bank guarantees on reasonable terms, our business, financial condition, results of operations and cash flow would be materially adversely affected.

It is customary in the industries in which we operate to provide letters of credit and bank guarantees in favor of clients to secure obligations under contracts.

We may not be able to continue obtaining new letters of credit and bank guarantees in sufficient quantities to match our business requirements. If our financial condition deteriorates, we may also be required to provide cash collateral or other security to maintain existing letters of credit and bank guarantees. If this occurs, our ability to perform under existing contracts may be adversely affected and our business, financial condition, results of operations and cash flow could be materially adversely affected.

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

Back to Index

We assume the project’s technical risk and associated warranty obligations, meaning that we must tailor products and systems to satisfy the technical requirements of a project even though, at the time the project is awarded, we may not have previously produced such a product or system. We also assume the risks related to revenue, cost and gross profit realized on such contracts that can vary, sometimes substantially, from the original projections due to changes in a variety of other factors, including but not limited to:

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

These risks are exacerbated as most projects are long-term that result in increased risk that the circumstances upon which we based our original bid will change in a manner that increases our costs. In addition, we sometimes bear the risk of delays caused by unexpected conditions or events. Long-term, fixed-price projects often make us subject to penalties if portions of the project are not completed in accordance with agreed-upon time limits. Therefore, significant losses can result from performing large, long-term projects on a lump-sum basis. These losses may be material, including in some cases up to or slightly exceeding the full contract value in certain events of non-performance, and could negatively impact our business, financial condition, results of operations and cash flow.

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

Our business requires a significant amount of working capital and our U.S. operations do not generate sufficient cash flow to cover our obligations to fund U.S. benefit plans, asbestos-related liabilities and corporate overhead expenses. In some cases, significant amounts of working capital are required to finance the purchase of materials and performance of engineering, construction and other work on projects before payment is received from customers. In some cases, we are contractually obligated to our customers to fund working capital on our projects. In addition, we are subject to risks associated with debt financing.

Our working capital requirements may increase if we are required to give our customers more favorable payment terms under contracts in order to compete successfully for certain projects. These terms may include reduced advance payments from customers and payment schedules from customers that are less favorable to us. In the past, our working capital requirements have increased in recent years because we have had to advance funds to complete projects under lump-sum contracts and have been involved in lengthy arbitration or litigation proceedings to recover these amounts from our customers. All of these factors may result, or have resulted, in increases in the amount of contracts in process and receivables and short-term borrowings. Continued increases in working capital requirements could have a material adverse effect on our business, financial condition and cash flow.

Back to Index

Projects included in our backlog may be delayed or cancelled, which could materially adversely affect our financial condition, results of operations and cash flow.

The dollar amount of backlog does not necessarily indicate future earnings related to the performance of that work. Backlog refers to expected future revenues under signed contracts and legally binding letters of intent that we have determined are likely to be performed. Backlog projects represent only business that is considered firm, although cancellations or scope adjustments may occur. Most contracts require our clients to pay for work performed to the point of contract cancellation. Due to changes in project scope and schedule, we cannot predict with certainty when or if backlog will be performed. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us. Material delays, cancellations or payment defaults could materially adversely affect our financial condition, results of operations and cash flow.

Backlog as of June 30, 2006 increased 35% as compared to year-end 2005. However, backlog may decline in the future.

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

Since year-end 2004, we have worked with Analysis Research Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs for the following 15-year period. ARPC reviews our asbestos indemnity payments, defense costs and claims activity during the previous year and compares them to our 15-year forecast prepared at the previous year-end. Our March 31, 2006 and June 30, 2006 estimated liability reflected a reduction of our liability estimated at year-end 2005 for payments and settlements made during those three and six month periods, respectively.

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

Back to Index

Based on their review of 2005 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability over the next 15 years be updated as of year-end 2005. Accordingly, we worked with ARPC to develop a revised estimate of our indemnity and defense costs through year-end 2020. At year-end 2005, we increased our liability for domestic asbestos indemnity and defense costs through year-end 2020 to $516,000, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a loss of $113,700 in the fourth quarter of 2005. Our liability for asbestos indemnity and defense costs was $478,400 as of June 30, 2006.

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

In June 2006, in connection with the coverage litigation referred to below, our subsidiaries reached an agreement to settle their asbestos and silica-related insurance coverage with an additional insurer. This settlement generally provides for payments over an up to 25-year period in exchange for the release by our subsidiaries of past, present and future asbestos and silica-related claims under this insurer’s policies, an agreement by our subsidiaries to dismiss this insurer from the coverage litigation, and an agreement by our subsidiaries to indemnify this insurer from claims asserted under the released claims. Principally as a result of this insurance settlement, we increased our reported asbestos-related insurance assets by $79,600 and recorded a gain of $79,600 in the second quarter of 2006.

Our condensed consolidated balance sheet as of June 30, 2006, includes as an asset an aggregate of $399,000, which represents our best estimate of actual and probable insurance recoveries relating to our domestic liability for pending and estimated future asbestos claims through year-end 2020, $43,400 of this asset is recorded in accounts and notes receivable and $355,600 is recorded as asbestos-related insurance recovery receivable. The amount recorded within accounts and notes receivable reflects amounts due in the next 12 months under executed settlement agreements with insurers and does not include any estimate for future settlements. The amount recorded as asbestos-related insurance recovery receivable includes an estimate of recoveries from unsettled insurers in the insurance litigation discussed below, based upon assumptions relating to cost allocation, the application of New York law to certain insurance coverage issues, and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers. On February 13, 2001, litigation was commenced against certain of our subsidiaries by certain of our insurers seeking to recover from other insurers amounts previously paid by them and to adjudicate their rights and responsibilities under our subsidiaries’ insurance policies. As of June 30, 2006, we estimated the value of our asbestos insurance asset contested by our subsidiaries’ insurers in ongoing litigation as $46,100. In addition, if national trust fund legislation becomes law in the form being considered in the U.S. Senate we will not receive any payments under our settlement agreements for future claims or contributions by us to the trust fund made under the legislation. While this litigation is pending, we have had to cover a substantial portion of our settlement payments and defense costs out of our cash flow.

Back to Index

Our subsidiaries have entered into several settlement agreements calling for certain insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. We intend to continue to attempt to negotiate additional settlements where achievable on a reasonable basis in order to minimize the amount of future costs that we would be required to fund out of our cash flow. Unless we settle the remaining unsettled insurance recoveries available, at amounts significantly in excess of our current estimates, it is likely that the amount of our insurance settlements will not cover all future asbestos-related costs and we will continue to fund a portion of such future costs, which will reduce our cash flow and our working capital, and may adversely affect our long-term liquidity.

An adverse outcome in the pending insurance litigation described above could limit our remaining insurance recoveries. However, a favorable outcome in all or part of the litigation could increase remaining insurance recoveries above our current estimate.

Even if the coverage litigation is resolved in a manner favorable to us our insurance recoveries (both from the litigation and from settlements) may be limited by insolvencies among our insurers. We have not assumed recovery in the estimate of our asbestos insurance recovery asset from any of our currently insolvent insurers. Other insurers may become insolvent in the future and our insurers also may fail to reimburse amounts owed to us on a timely basis. Failure to realize expected insurance recoveries, or delays in receiving material amounts from our insurers could have a material adverse effect on our financial condition and our cash flow.

We have funded $35,500 of asbestos liabilities from our cash flow in the first six months of 2006. As a result of the asbestos insurance settlement from June 2006, we are expecting net positive cash inflows of $900 in the second half of 2006 from our asbestos management program. For the year, we forecast a net cash outflow of $34,600 relating to asbestos. This estimate is considered in our liquidity forecast and assumes no additional settlements with insurance companies or elections by us to fund additional payments.

Proposed national asbestos trust fund legislation could require us to pay amounts in excess of current estimates of our net asbestos liability, which could adversely affect our financial condition, results of operations and long-term cash flow.

Although no specific federal legislation has been enacted by the United States Congress, a possibility exists that a bill entitled Fairness in Asbestos Injury Resolution Act of 2005, which has been introduced in both houses of Congress in Washington D.C., may become law. This bill was reported out of the Senate Judiciary Committee and was brought to the Senate floor in February 2006, but was defeated on a procedural issue without a vote on the merits. Because we have been named as a defendant in a significant number of asbestos-related bodily injury claims we would be a “defendant participant” in a proposed national trust fund should such enabling legislation become law. If this proposed legislation is enacted into law in its original form, substantially all current and future asbestos claims will be removed from the tort system and claimants’ exclusive remedy will be payment from a national trust fund. This proposed legislation, should it become law in its original form, would alter our payment obligations. Additionally, we would not receive any payments under our settlement agreements for contributions by us to the trust fund if the proposed legislation becomes law. Under the form of the legislation brought to the Senate floor in February 2006, we would be required to fund approximately $19,250 per year to a national trust fund for 30 years in lieu of any other liability for asbestos claims. This form of legislation would have a material adverse impact on our financial condition, results of operations and long-term cash flow. However, under the form of the legislation reintroduced in the Senate in May 2006, our contributions would be capped so that we would contribute no more than the lesser of 5% of our annual adjusted cash flow, subject to certain aggregate caps and minimums, or $19,250. We have supported this modification to the legislation.

The number of asbestos-related claims received by our subsidiaries in the United Kingdom has recently increased. To date, these claims have been covered by insurance policies and proceeds from the policies have been paid directly to the plaintiffs. The timing and amount of asbestos claims that may be made in the future, the financial solvency of the insurers, and the amount that may be paid to resolve the claims, are uncertain. The insurance carriers’ failure to make payments due under the policies could have a material adverse effect on our financial condition, results of operations and cash flow.

Back to Index

Some of our subsidiaries in the United Kingdom have received claims alleging personal injury arising from exposure to asbestos in connection with work performed, or heat exchange devices assembled, installed and/or sold, by our subsidiaries. The total number of claims received to date in the United Kingdom is 800 of which 329 remained open at June 30, 2006. We expect these subsidiaries to be named as defendants in additional suits and claims brought in the future. To date, insurance policies have provided coverage for substantially all of the costs incurred in connection with resolving asbestos claims in the United Kingdom. Our ability to continue to recover under these insurance policies is dependent upon, among other things, the timing and amount of asbestos claims that may be made in the future, the financial solvency of our insurers, and the amount that may be paid to resolve the claims. These factors could significantly limit insurance recoveries, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Failure by us to successfully defend against claims made against us by project owners or by our project subcontractors, or failure by us to recover adequately on claims made against project owners, could have a material adverse effect upon our financial condition, results of operations and cash flow.

In the ordinary course of business, claims involving project owners and subcontractors are brought against us and by us in connection with our project contracts. Claims brought against us include back charges for alleged defective or incomplete work, breaches of warranty and/or late completion of the project work, and claims for canceled projects. The claims and back charges can involve actual damages, as well as contractually agreed upon liquidated sums. If we were found to be liable on any of the project claims against us, we would have to incur a write-down or charge against earnings, to the extent a reserve had not been established for the matter in our accounts. Claims brought by us against project owners include claims for additional costs incurred in excess of current contract provisions arising out of project delays and changes in the initial scope of work. Claims between us and our subcontractors and vendors include claims like any of those described above. These project claims, if not resolved through negotiation, are often subject to lengthy and expensive litigation or arbitration proceedings. In the past, we used significant additional working capital in projects with cost overruns pending the resolution of our claims against project owners and we cannot assure that we will not be required to use significant working capital in the future. Amounts ultimately realized on project claims by us could differ materially from the balances included in our financial statements, resulting in a charge against earnings to the extent profit has already been accrued on a project contract. Charges and write-downs associated with claims brought against us and by us could have a material adverse impact on our financial condition, results of operations and cash flow.

Because our operations are concentrated in four particular industries, we may be adversely impacted by economic or other developments in these industries.

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

We operate in more than 50 countries around the world, with approximately 9,000, or 86%, of our employees located outside of the United States. In order to manage our day-to-day operations, we must overcome cultural and language barriers and assimilate different business practices. In addition, we are required to create compensation programs, employment policies and other administrative programs that comply with the laws of multiple countries. Failure to successfully manage geographically diverse operations could impair our ability to react quickly to changing business and market conditions and comply with industry standards and procedures.

We may lose business to competitors who have greater financial resources.

We are engaged in highly competitive businesses in which customer contracts are often awarded through bidding processes based on price and the acceptance of certain risks. We compete with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. Some competitors have greater financial and other resources than we do. Because financial strength is a factor in deciding whether to grant a contract, our competitors’ greater financial strength may give them a competitive advantage and could prevent us from obtaining contracts for which we have bid.

Back to Index

A failure by us to attract and retain qualified personnel, joint venture partners, advisors and subcontractors could have an adverse effect on our business, financial condition, results of operations and cash flow.

Our ability to attract and retain qualified engineers and other professional personnel, as well as joint venture partners, advisors and subcontractors, will be an important factor in determining our future success. The market for these professionals, joint venture partners, advisors and subcontractors is competitive, and we may not be successful in efforts to attract and retain these professionals, joint venture partners, advisors and subcontractors. In addition, success depends in part on our ability to attract and retain skilled laborers. Failure to attract or retain these workers could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

You should read Note 12 to the condensed consolidated financial statements in this Form 10-Q for a summary of our material environmental proceedings and litigation.

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

In the past we have experienced a security breach. Compromises of our security systems could expose us to a risk of loss or litigation and possible liability, which could substantially harm our business and results of operations. Further, anyone who is able to circumvent our security measures could misappropriate proprietary or confidential information, which could adversely affect our ability to effectively compete for new business or could cause interruptions in our operations. Because of the nature and magnitude of our projects, we may be the target of cyber terrorists or be the subject of industrial espionage. Although we maintain property and liability insurance, the insurance may not cover potential losses and/or claims of this type or may not be adequate to cover all related costs or liability that may be incurred.

Back to Index

In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer.

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

Back to Index

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

Back to Index

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 9, 2006, we held an annual general meeting of common shareholders. The voting results of the annual general meeting of common shareholders were as follows:

	For	Against(A) or Withheld(W)	Abstentions	Broker Non-Votes

1. Election of directors. (*)
a. Diane C. Creel	48,044,436	188,625 (W)
b. Robert C. Flexon	48,129,677	103,384 (W)
c. James D. Woods	47,992,857	240,204 (W)

2. Auditor appointment.	48,035,843	184,964 (A)	12,254

3. Increase in the authorized share capital from approximately 74,000,000 to 148,000,000.	46,535,274	1,663,372 (A)	34,415

4. Approval of Omnibus Incentive Plan.	21,921,126	5,485,964 (A)	67,190	20,758,781

5. Approval of amendment to bye-law 44(1).	27,178,994	219,793 (A)	75,495	20,758,779
*	In addition, the following directors continued to serve after the meeting: Eugene D. Atkinson, Stephanie Hanbury-Brown, Joseph J. Melone and Raymond J. Milchovich.

Back to Index

ITEM 6. EXHIBITS

Exhibit No.	Exhibits

3.1	Memorandum of Association of Foster Wheeler Ltd. (Filed as Annex II to Foster Wheeler Ltd.’s Form S-4/A (File No. 333-52468) filed on March 9, 2001, and incorporated herein by reference.)

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

3.4	Bye-Laws of Foster Wheeler Ltd., amended May 9, 2006. (Filed as Exhibit 3.2 to Foster Wheeler Ltd.’s Form 8-K, filed on May 12, 2006, and incorporated herein by reference.)

10.1

Third Amendment to Loan Agreement and Guaranty, dated as of April 19, 2006, in respect of and to the Loan Agreement and Guaranty, dated as of March 24, 2005, among Foster Wheeler LLC, Foster Wheeler USA Corp., Foster Wheeler North America Corporation, Foster Wheeler Energy Corporation and Foster Wheeler Inc., the Guarantors party thereto, the Lenders party thereto, Morgan Stanley & Co. Incorporated, as Collateral Agent, Wells Fargo Foothill Inc., as Administrative Agent, Sole Lead Arranger and Sole Lead Bookrunner. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, filed on April 25, 2006, and incorporated herein by reference.)

10.2	Foster Wheeler Ltd. Omnibus Incentive Plan. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, filed on May 12, 2006, and incorporated herein by reference.)

10.3

Form of Director’s Restricted Stock Unit Award Agreement effective June 16, 2006 by and between Foster Wheeler Ltd. and each of Ralph Alexander, Eugene Atkinson, Diane C. Creel, Robert C. Flexon, Stephanie Hanbury-Brown, Joseph J. Melone and James D. Woods. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, filed on June 16, 2006, and incorporated herein by reference.)

10.4

Form of Director’s Stock Option Agreement effective June 16, 2006 by and between Foster Wheeler Ltd. and each of Ralph Alexander, Eugene Atkinson, Diane C. Creel, Robert C. Flexon, Stephanie Hanbury-Brown, Joseph J. Melone and James D. Woods. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, filed on June 16, 2006, and incorporated herein by reference.)

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

FOSTER WHEELER LTD. (Registrant)
Date: August 9, 2006	/s/ RAYMOND J. MILCHOVICH

RAYMOND J. MILCHOVICH CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER
Date: August 9, 2006	/s/ JOHN T. LA DUC

JOHN T. LA DUC EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER