Form 10-Q
period 2006-09-29
FOSTER WHEELER LTD
filed 2006-11-08
CIK 1130385

Click here for Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

or

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

Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,689,408 common shares ($0.01 par value) were outstanding as of November 1, 2006.

FOSTER WHEELER LTD.

INDEX

Part I		FINANCIAL INFORMATION

	Item 1	–	Financial Statements (Unaudited):

			Condensed Consolidated Statement of Operations and Comprehensive Income/(Loss) for the Three and Nine Months Ended September 29, 2006 and September 30, 2005	3

			Condensed Consolidated Balance Sheet as of September 29, 2006 and December 30, 2005	4

			Condensed Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) for the Nine Months Ended September 29, 2006 and September 30, 2005	5

			Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 29, 2006 and September 30, 2005	6

			Notes to Condensed Consolidated Financial Statements	7

	Item 2	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

	Item 3	–	Quantitative and Qualitative Disclosures about Market Risk	59

	Item 4	–	Controls and Procedures	59

Part II		OTHER INFORMATION

	Item 1	–	Legal Proceedings	60

	Item 1A	–	Risk Factors	60

	Item 6	–	Exhibits	69

Signatures				70

Back to Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME/(LOSS)

(in thousands of dollars, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Operating revenues	$910,580	$532,356	$2,301,729	$1,581,439
Cost of operating revenues	(775,268)	(434,406)	(1,952,937)	(1,295,107)

Contract profit	135,312	97,950	348,792	286,332

Selling, general and administrative expenses	(57,666)	(50,975)	(170,913)	(166,321)
Other income	5,382	15,054	41,250	44,385
Other deductions	(14,983)	(6,415)	(33,070)	(25,684)
Interest expense	(5,068)	(12,590)	(19,803)	(41,412)
Minority interest	(2,255)	(2,117)	(3,251)	(4,903)
Net gains on asbestos	36,074	—	115,664	—
Prior senior credit agreement fees and expenses	(14,823)	—	(14,823)	—
Loss on debt reduction initiatives	—	(40,213)	(12,483)	(41,513)

Income before income taxes	81,973	694	251,363	50,884
Provision for income taxes	(6,146)	(17,400)	(52,487)	(38,471)

Net income/(loss)	75,827	(16,706)	198,876	12,413
Other comprehensive income/(loss):
Foreign currency translation adjustment	(1,951)	617	(2,763)	2,606
Minimum pension liability adjustment, net of tax	—	—	(538)	—
Net loss on derivative instruments designated as cash flow hedges, net of tax	(964)	—	(696)	—

Net comprehensive income/(loss)	$72,912	$(16,089)	$194,879	$15,019

Earnings/(loss) per common share (see Note 1):
Basic	$1.12	$(0.35)	$2.72	$0.27

Diluted	$1.07	$(0.35)	$2.55	$0.23

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands of dollars, except share data and per share amounts)

(unaudited)

	September 29, 2006	December 30, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$486,912	$350,669
Accounts and notes receivable, net	533,971	320,600
Contracts in process	162,982	139,328
Prepaid, deferred and refundable income taxes	18,937	20,999
Other current assets	24,574	19,927

Total current assets	1,227,376	851,523

Land, buildings and equipment, net	294,076	258,672
Restricted cash	22,834	21,994
Notes and accounts receivable - long-term	5,372	5,076
Investments and advances	155,604	168,193
Goodwill, net	51,348	50,982
Other intangible assets, net	62,330	64,066
Asbestos-related insurance recovery receivable	341,555	321,008
Other assets	85,502	98,621
Deferred income taxes	56,738	54,571

TOTAL ASSETS	$2,302,735	$1,894,706

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities:
Current installments on long-term debt	$20,864	$21,459
Accounts payable	242,863	233,815
Accrued expenses	308,814	300,457
Billings in excess of costs and estimated earnings on uncompleted contracts	582,526	410,676
Income taxes	52,130	31,157

Total current liabilities	1,207,197	997,564

Long-term debt	195,975	293,953
Deferred income taxes	31,018	37,406
Pension, postretirement and other employee benefits	264,027	269,147
Asbestos-related liability	411,759	466,163
Other long-term liabilities	150,601	141,107
Deferred accrued interest on subordinated deferrable interest debentures	—	2,697
Minority interest	28,004	27,827
Commitments and contingencies

TOTAL LIABILITIES	2,288,581	2,235,864

Temporary Equity:
Non-vested restricted share awards subject to redemption	297	—

TOTAL TEMPORARY EQUITY	297	—

Shareholders’ Equity/(Deficit):
Preferred shares:
$0.01 par value; authorized: 2006 - 903,729 shares and 2005 - 904,251 shares; issued: 2006 - 3,673 shares and 2005 - 4,195 shares	—	—
Common shares:
$0.01 par value; authorized: 2006 - 148,001,719 shares and 2005 - 74,391,197 shares; issued: 2006 - 68,673,491 shares and 2005 - 57,462,262 shares	687	575
Paid-in capital	1,339,184	1,187,518
Accumulated deficit	(1,007,221)	(1,206,097)
Accumulated other comprehensive loss	(318,793)	(314,796)
Unearned compensation	—	(8,358)

TOTAL SHAREHOLDERS’ EQUITY/(DEFICIT)	13,857	(341,158)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$2,302,735	$1,894,706

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF

CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

(in thousands of dollars, except share data)

(unaudited)

	Nine Months Ended

	September 29, 2006		September 30, 2005

	Shares	Amount	Shares	Amount

Preferred Shares:
Balance at beginning of period	4,195	$—	75,484	$1
Preferred shares converted into common shares	(522)	—	(68,657)	(1)

Balance at end of period	3,673	$—	6,827	$—

Common Shares:
Balance at beginning of period	57,462,262	$575	40,542,898	$405
Issuance of common shares upon exercise of common share purchase warrants	8,416,333	85	1,656	—
Issuance of common shares upon equity-for-debt exchanges	1,277,900	13	5,634,464	56
Issuance of common shares upon exercise of stock options	1,139,325	11	—	—
Issuance of common shares upon award of restricted shares	124,470	1	—	—
Issuance of common shares upon vesting of restricted share units	218,656	2	—	—
Issuance of common shares upon conversion of preferred shares	34,545	—	4,462,695	45

Balance at end of period	68,673,491	$687	50,641,713	$506

Paid-in Capital:
Balance at beginning of period		$1,187,518		$883,167
Issuance of common shares upon exercise of common share purchase warrants		75,330		15
Issuance of common shares upon equity-for-debt exchanges		58,750		129,028
Issuance of common shares upon exercise of stock options		12,301		—
Share-based compensation expense-stock options		5,598		—
Excess tax benefit related to equity-based incentive program		1,115		—
Reclassification of unearned compensation balance upon adoption of SFAS No. 123R		(8,358)		—
Share-based compensation expense-restricted share awards		7,230		—
Issuance of common shares upon award of restricted shares		(1)		—
Issuance of common shares upon vesting of restricted share units		(2)		—
Non-vested restricted share awards subject to redemption		(297)		—
Issuance of restricted share units		—		464
Issuance of common shares upon conversion of preferred shares		—		(44)

Balance at end of period		$1,339,184		$1,012,630

Accumulated Deficit:
Balance at beginning of period		$(1,206,097)		$(1,096,348)
Net income for the period		198,876		12,413

Balance at end of period		$(1,007,221)		$(1,083,935)

Accumulated Other Comprehensive Loss:
Balance at beginning of period		$(314,796)		$(296,743)
Change in accumulated translation adjustment during the period		(2,763)		2,606
Minimum pension liability adjustment, net of tax		(538)		—
Net loss on derivative instruments designated as cash flow hedges, net of tax		(696)		—

Balance at end of period		$(318,793)		$(294,137)

Unearned Compensation:
Balance at beginning of period		$(8,358)		$(16,047)
Reclassification of unearned compensation balance upon adoption of SFAS No. 123R		8,358		—
Share-based compensation expense-restricted share awards		—		6,443
Issuance of restricted share units		—		(464)

Balance at end of period		$—		$(10,068)

Total Shareholders’ Equity/(Deficit)		$13,857		$(375,004)

See notes to condensed consolidated financial statements.

Back to Index

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands of dollars, except share data)

(unaudited)

	Nine Months Ended

	September 29, 2006	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$198,876	$12,413
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	22,284	21,361
Net gains on asbestos	(94,144)	—
Loss on debt reduction initiatives	5,206	39,883
Prior senior credit agreement fees and expenses	14,823	—
Share-based compensation	12,828	6,443
Excess tax benefit related to equity-based incentive program	(984)	—
Deferred tax	8,954	25
Interest expense on subordinated deferrable interest debentures	—	5,101
Gain on sale of assets	(1,167)	(1,518)
Earnings on equity interests, net of dividends	(3,952)	(9,730)
Other noncash items	3,115	7,912
Changes in assets and liabilities:
(Increase)/decrease in receivables	(119,861)	8,141
(Increase)/decrease in contracts in process	(17,140)	81,760
Decrease in accounts payable and accrued expenses	(5,719)	(34,626)
Increase/(decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	157,730	(105,662)
Increase in income taxes	22,986	24,301
Net change in other assets and liabilities	(70,214)	(54,925)

Net cash provided by operating activities	133,621	879

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	457	—
Change in restricted cash	4,801	38,733
Capital expenditures	(19,381)	(6,676)
Proceeds from sale of assets	1,503	1,993
Increase in investments and advances	(3,362)	(514)
Decrease in short-term investments	—	24,424

Net cash (used in)/provided by investing activities	(15,982)	57,960

CASH FLOWS FROM FINANCING ACTIVITIES
Partnership distributions to minority partners	(1,941)	(2,232)
Proceeds from common share purchase warrant exercises	75,415	15
Proceeds from stock option exercises	12,312	—
Excess tax benefit related to equity-based incentive program	984	—
Payment of deferred financing costs	—	(13,440)
Proceeds from issuance of long-term debt	2,126	—
Repayment of long-term debt and capital lease obligations	(81,876)	(11,511)

Net cash provided by/(used in) financing activities	7,020	(27,168)

Effect of exchange rate changes on cash and cash equivalents	11,584	(11,009)

Increase in cash and cash equivalents	136,243	20,662
Cash and cash equivalents at beginning of year	350,669	291,567

Cash and cash equivalents at end of period	$486,912	$312,229

NON-CASH FINANCING ACTIVITIES

In April 2006, 1,277,900 common shares were exchanged for $50,000 of aggregate principal amount of 2011 senior notes. See Note 4 for information regarding the equity-for-debt exchange.

In August 2005, 5,634,464 common shares were exchanged for $65,214 of trust preferred securities. See Note 4 for information regarding the equity-for-debt exchange.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands of dollars, except share data and per share amounts)

(unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation — The condensed consolidated balance sheet as of September 29, 2006 and December 30, 2005 and the related condensed consolidated statement of operations and comprehensive income/(loss) for the three and nine months ended September 29, 2006 and September 30, 2005 and the condensed consolidated statement of cash flows for the nine months ended September 29, 2006 and September 30, 2005 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2005 (“2005 Form 10-K”), filed with the Securities and Exchange Commission on March 3, 2006. The condensed consolidated balance sheet as of December 30, 2005 was derived from the audited financial statements included in our 2005 Form 10-K, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. A summary of our significant accounting policies is presented below.

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

Revisions — Our prior period condensed consolidated statement of operations and comprehensive income/(loss) has been revised to reclassify the amortization of intangible assets within cost of operating revenues rather than within other deductions and to reclassify certain overhead expenses within selling, general and administrative expenses rather than within cost of operating revenues. There was no impact on the condensed consolidated balance sheet or the condensed consolidated statement of cash flows. A summary of the financial statement line items affected by the revisions is presented below.

	Three Months Ended		Nine Months Ended

	September 30, 2005, As Previously Reported	September 30, 2005, As Revised	September 30, 2005, As Previously Reported	September 30, 2005, As Revised

Cost of operating revenues	$(434,354)	$(434,406)	$(1,295,300)	$(1,295,107)
Contract profit	98,002	97,950	286,139	286,332
Selling, general and administrative expenses	(50,107)	(50,975)	(163,410)	(166,321)
Other deductions	(7,335)	(6,415)	(28,402)	(25,684)
Net income/(loss)	(16,706)	(16,706)	12,413	12,413

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

We have numerous contracts that are in various stages of completion. Such contracts require estimates to determine the cost and revenue recognition. These estimates may be revised from time to time as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3,” we review all of our material contracts monthly. These estimate revisions, which include both increases and decreases in estimated profit, resulted from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from those previously estimated, and testing of completed facilities which in turn eliminates or incurs completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and therefore tend to be earned late in a project’s life cycle. If estimates of costs to complete a long-term contract indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years. As a result of our review process, 19 and 40 separate projects each had final estimated profit revisions exceeding $1,000 in the first nine months of 2006 and 2005, respectively. The changes in final estimated profits resulted in a net (decrease)/increase to accrued profits of approximately $(10,270) and $1,020 during the three and nine months ended September 29, 2006, respectively. Similarly, the changes in final estimated profits resulted in a net increase to accrued profits of approximately $28,850 and $93,690 during the three and nine months ended September 30, 2005, respectively.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. We record claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. As of September 29, 2006, our consolidated financial statements assumed recovery of commercial claims from customers of $15,000, of which $5,200 was recorded on our consolidated balance sheet. Similarly, as of December 30, 2005, our consolidated financial statements assumed recovery of commercial claims from customers of $5,700, all of which was recorded on our consolidated balance sheet.

Requests for equitable adjustment (“REAs”) represents claims as previously defined above for governmental customers. We account for REAs similar to how we account for claims as described above, recognizing contract revenue on REAs only when the conditions set forth in paragraph 65 of SOP 81-1 are achieved. The REAs disclosed in prior periods related to a project being executed for a U.S. government agency were resolved in the third quarter of 2006 upon the restructuring of the contract to a cost-reimbursable plus fixed fee basis. As a result, there currently are no REAs pending or to be submitted.

Back to Index

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs on receipt of the anticipated contract. We had no deferred pre-contract costs as of September 29, 2006 or December 30, 2005.

Certain special-purpose subsidiaries in our global power business group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the non-cancelable service contracts.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of $350,868 and $298,839 were maintained by our foreign subsidiaries as of September 29, 2006 and December 30, 2005, respectively. These subsidiaries require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, a portion of these funds may not be readily available for repatriation to U.S. entities.

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

Contracts in Process and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts — Under long-term contracts, amounts recorded in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts may not be realized or paid, respectively, within a one-year period. In conformity with industry practice, however, the full amount of contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts has been included in current assets and current liabilities, respectively.

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method. We had inventories of $9,072 and $7,921 as of September 29, 2006 and December 30, 2005, respectively. Such amounts are recorded within other current assets on the condensed consolidated balance sheet.

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

Back to Index

Restricted Cash — The following table details the restricted cash held:

	September 29, 2006			December 30, 2005

	Foreign	Domestic	Total	Foreign	Domestic	Total

Held by special purpose entities and restricted for debt service payments	$8,302	$249	$8,551	$223	$271	$494
Collateralized letters of credit and bank guarantees	7,190	—	7,190	15,571	—	15,571
Client escrow funds	6,108	985	7,093	5,204	725	5,929

Total	$21,600	$1,234	$22,834	$20,998	$996	$21,994

Investments and Advances — We use the equity method of accounting for affiliates in which our investment ownership is between 20% and 50% unless significant economic considerations indicate that the cost method is appropriate. The equity method is also used for affiliates in which our investment ownership is greater than 50% when we do not have a controlling interest. Currently, all of our significant investments in affiliates that are not consolidated are recorded using the equity method. Affiliates in which our investment ownership is less than 20% are carried at cost.

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

As of September 29, 2006 and December 30, 2005, we had unamortized goodwill of $51,348 and $50,982, respectively. The increase of $366 in goodwill resulted from changes in foreign currency translation rates. All of the goodwill is related to our global power business group. In accordance with SFAS No. 142, effective as of December 29, 2001, we no longer amortize goodwill, and in 2005, the fair value of the reporting units exceeded the carrying amounts.

As of September 29, 2006 and December 30, 2005, we had unamortized identifiable intangible assets of $62,330 and $64,066, respectively. The following table details amounts relating to those assets:

	September 29, 2006		December 30, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$36,960	$(18,754)	$36,594	$(17,412)
Trademarks	62,345	(18,221)	61,771	(16,887)

Total	$99,305	$(36,975)	$98,365	$(34,299)

Back to Index

Amortization expense related to patents and trademarks, which is recorded within cost of operating revenues on the condensed consolidated statement of operations and comprehensive income/(loss), totaled $898 and $2,676 for the three and nine months ended September 29, 2006, respectively. Similarly, amortization expense totaled $887 and $2,685 for the three and nine months ended September 30, 2005, respectively. Amortization expense is expected to approximate $3,600 each year in the next five years.

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

We maintain a foreign currency risk-management strategy that uses foreign exchange contracts to protect us from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates between the functional currencies of our subsidiaries and the underlying foreign currency exposure. We utilize foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the three and nine months ended September 29, 2006 and September 30, 2005, we did not meet the requirements for deferral under SFAS No. 133. Accordingly, we recorded pretax foreign exchange gains of $487 and $2,857 for the three and nine months ended September 29, 2006, respectively. Similarly, we recorded pretax foreign exchange losses of $1,023 and $1,941 for the three and nine months ended September 30, 2005, respectively. These amounts were recorded in the following line items on the condensed consolidated statement of operations and comprehensive income/(loss) for the periods indicated:

	Three Months Ended		Nine Months Ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

(Decrease)/increase in cost of operating revenues	$(589)	$993	$(2,996)	$1,652
Other deductions	102	30	139	289

Pretax (gain)/loss	$(487)	$1,023	$(2,857)	$1,941

The mark to market adjustments on foreign exchange contracts for these unrealized gains or losses are recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the condensed consolidated balance sheet.

Interest Rate Risk — We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. Certain of our affiliates in which we have an equity interest also use interest rate swap contracts to manage interest rate risk associated with their limited recourse project debt. Upon entering into the swap contracts, we designate the interest rate swaps as cash flow hedges in accordance with SFAS No. 133. We assess at inception, and on an ongoing basis, whether the interest rate swaps are highly effective in offsetting changes in the fair value of the project debt. Consequently, we record the fair value of our interest rate swap contracts in our condensed consolidated balance sheet at each balance sheet date. Changes in the fair value of the interest rate swap contracts are recorded as a component of other comprehensive income/(loss). As of September 29, 2006, $696 has been recorded in other comprehensive income/(loss) reflecting the net loss on the swap contracts, net of a tax benefit of $413.

Restrictions on Shareholders’ Dividends — We have not declared or paid a common share dividend since July 2001. We were prohibited from paying dividends under our two prior senior credit agreements. Our current credit agreement also contains limitations on the payment of dividends.

Back to Index

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

Basic earnings/(loss) per common share is computed by dividing net income/(loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the reporting period, excluding non-vested restricted common shares of 875,028 and 1,351,846 as of September 29, 2006 and September 30, 2005, respectively. Restricted common shares are included in the weighted-average number of common shares outstanding as such shares vest.

Diluted earnings/(loss) per common share is computed by dividing net income/(loss) attributable to common shareholders by the combination of the weighted-average number of common shares outstanding during the reporting period and the impact, if any, of dilutive securities such as outstanding stock options, warrants to purchase common shares and the non-vested portion of restricted common shares and restricted common share units to the extent such securities are dilutive. In loss periods, basic and diluted loss per common share is identical since the effect of potentially dilutive securities is anti-dilutive and therefore excluded from the calculations.

Outstanding stock options and warrants have a dilutive effect under the treasury stock method when the average market price of the common shares during the period exceeds the assumed proceeds of the warrant or option. The assumed proceeds are calculated as the exercise price, plus the amount of compensation cost, if any, for future service that has not yet been recognized in the condensed consolidated statement of operations and comprehensive income/(loss), and the amount of any tax benefits that would be recorded in paid-in capital when the option or warrant is exercised. Under the treasury stock method, the assumed proceeds are assumed to be used to repurchase common shares in the current period. The dilutive impact of the non-vested portion of restricted common shares and restricted common share units is determined using the treasury stock method, which includes using unrecognized compensation and tax benefits, if any, as assumed proceeds.

Back to Index

The computations of basic and diluted earnings/(loss) per common share are as follows:

	Three Months Ended		Nine Months Ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Net income/(loss)	$75,827	$(16,706)	$198,876	$12,413
Net income allocated to preferred shareholders	—	—	—	(325)
Fair value of additional shares issued as part of warrant offers	—	—	(19,445)	—

Net income/(loss) attributable to common shareholders	$75,827	$(16,706)	$179,431	$12,088

Basic earnings/(loss) per common share:
Net income/(loss) attributable to common shareholders	$75,827	$(16,706)	$179,431	$12,088
Weighted-average number of common shares outstanding for basic earnings/(loss) per common share	67,710,728	47,195,732	65,871,698	44,121,305

Basic earnings/(loss) per common share	$1.12	$(0.35)	$2.72	$0.27

Diluted earnings/(loss) per common share:
Net income/(loss) attributable to common shareholders	$75,827	$(16,706)	$179,431	$12,088
Weighted-average number of common shares outstanding for basic earnings/(loss) per common share	67,710,728	47,195,732	65,871,698	44,121,305
Effect of dilutive securities:
Options to purchase common shares	1,306,035	—	1,571,787	1,439,029
Warrants to purchase common shares	1,092,055	—	1,906,512	5,056,770
Non-vested portion of restricted common shares and restricted common share units	1,012,770	—	1,024,313	1,242,699

Weighted-average number of common shares outstanding for diluted earnings/(loss) per common share	71,121,588	47,195,732	70,374,310	51,859,803

Diluted earnings/(loss) per common share	$1.07	$(0.35)	$2.55	$0.23

The following table summarizes the potentially dilutive securities that have been excluded from the denominator used in the calculation of diluted earnings/(loss) per common share due to their antidilutive effect:

Three Months Ended		Nine Months Ended

September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Common shares issuable under outstanding options not included in the computation of diluted earnings/(loss) per common share because the options’ exercise price was greater than the assumed proceeds	474,482	367,965	472,089	542,822

Common shares issuable under outstanding options not included in the computation of diluted earnings/(loss) per common share because of their antidilutive effect	—	3,003,427	—	—

Warrants to purchase common shares not included in the computation of diluted earnings/(loss) per common share due to their antidilutive effect	—	9,939,636	—	—

Non-vested portion of restricted common shares and restricted common share units not included in the computation of diluted earnings/(loss) per common share due to their antidilutive effect	—	1,921,810	—	—

Back to Index

Share-Based Compensation Plans — Our share-based compensation plans are described in Note 8. We adopted the provisions of SFAS No. 123R, “Share-Based Payment,” on December 31, 2005, the first day of fiscal year 2006, using the modified prospective transition method. Under this method, share-based compensation expense recognized in the condensed consolidated statement of operations and comprehensive income/(loss) for the three and nine months ended September 29, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We recognize compensation expense for all share-based payment awards granted after December 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

Prior to the adoption of SFAS No. 123R, share-based employee compensation expense related to stock options was not recognized in the condensed consolidated statement of operations and comprehensive income/(loss) if the exercise price of the option was at least equal to the market price of our common stock on the grant date, in accordance with the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. As a result, the recognition of share-based compensation expense was generally limited to the expense attributed to restricted stock awards. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we provided pro forma net income or loss and net earnings or loss per common share disclosures for each period prior to the adoption of SFAS No. 123R as if we had applied the fair value-based method in measuring compensation expense for all of our share-based compensation plans, including stock options. Had compensation costs for our stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, our net income/(loss) attributable to common shareholders and our basic and diluted earnings/(loss) per common share for the three and nine months ended September 30, 2005 would have been as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net (loss)/income attributable to common shareholders - as reported	$(16,706)	$12,088
Add: Total share-based employee compensation expense determined under intrinsic value based method for awards and included within reported net (loss)/income, net of $0 taxes	37	112
Deduct: Total share-based employee compensation expense determined under fair value based method for awards, net of $0 taxes	(1,794)	(5,035)

Net (loss)/income attributable to common shareholders - pro forma	$(18,463)	$7,165

(Loss)/earnings per common share - basic:
As reported	$(0.35)	$0.27
Pro forma	$(0.39)	$0.16
(Loss)/earnings per common share - diluted:
As reported	$(0.35)	$0.23
Pro forma	$(0.39)	$0.14

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. We recognize the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

•	Expected volatility – we estimate the volatility of our common stock at the date of grant using historical volatility adjusted for periods of unusual stock price activity.
•	Expected term – we estimate the expected term of options granted based on a combination of vesting schedules, life of the option and estimates of future exercise behavior patterns.
•	Risk-free interest rate – we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected life of the options in effect at the time of grant.
•	Dividends – we use an expected dividend yield of zero because we have not declared or paid a dividend since July 2001.
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

Back to Index

We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	Nine Months Ended

	September 29, 2006	September 30, 2005

Expected volatility	44%	50%
Expected term	4.5 years	3.0 years
Risk-free interest rate	4.91%	4.22%
Expected dividend yield	0%	0%

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

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in tax positions and requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have developed and are currently implementing a plan to recognize the impact on our financial statements of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron- curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and the iron-curtain methods. SAB No. 108 is effective for all annual financial statements covering the first fiscal year ending after November 15, 2006. We do not expect our adoption of this new standard to have an impact on our financial position, results of operations or cash flows.

Back to Index

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires us to recognize the funded status of our defined benefit pension and other postretirement benefit plans on our condensed consolidated balance sheet. SFAS No. 158 also requires us to recognize any gains or losses that arise during the period, which are not recognized as a component of net periodic benefit cost, as a component of other comprehensive income, net of tax. Additionally, SFAS No. 158 requires additional disclosures about certain effects on net periodic benefit cost for the next financial year. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the impact on our financial statements of adopting SFAS No. 158. However, based on the funded status of our defined benefit pension and other postretirement benefit plans as of December 30, 2005 (our most recent measurement date), we would be required to increase our liability for pension and postretirement benefits by approximately $88,900, increase our deferred income tax assets by approximately $36,200 and reduce our shareholders’ equity by approximately $52,700. This estimate will vary from the actual impact of implementing SFAS No. 158 since the ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 29, 2006, the actual rate of return on our pension assets for fiscal year 2006 and the tax effects of the adjustment.

2.	Business Combination

On April 7, 2006, we completed the purchase of the remaining 51% interest in MF Power, a company that was 49% owned by us prior to the acquisition. We now own 100% of the equity interests of MF Power, which was renamed FW Power S.r.L. (“FW Power”) immediately following our acquisition. FW Power is dedicated to the development, construction and operation of electric power generating wind farm projects in Italy. In accordance with the terms of the purchase agreement, we are required to pay a purchase price of €16,393, of which €12,580 (approximately $15,200 at the exchange rate in effect at the time of payment) was paid at closing and €3,813 (approximately $4,800 at the current exchange rate) is due upon start of construction of one of the three wind farms being developed by FW Power. The purchase price is also subject to adjustments based on receipt by FW Power of additional grants from the Italian government and we are currently expecting to make an additional payment of €3,130 (approximately $4,000 at the current exchange rate).

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

Back to Index

Pro forma financial information has not been presented since the impact of the acquisition of MF Power on our consolidated financial position and results of operations was not material.

3.	Equity Interests

We own a non-controlling equity interest in two electric power generation projects, one waste-to-energy project and one wind farm project in Italy and in a refinery/electric power generation project in Chile. The two electric power generation projects in Italy are each 42% owned by us, the waste-to-energy project is 39% owned by us and the wind farm project is 50% owned by us. The project in Chile is 85% owned by us; however, we do not have a controlling interest in the Chilean project. The following is summarized financial information assuming a 100% ownership interest for the entities in which we have an equity interest:

	September 29, 2006			December 30, 2005

	Italian Projects		Chilean Project	Italian Projects	Chilean Project

Balance Sheet Data :
Current assets	$274,321		$22,549	$153,576	$25,853
Other assets (primarily buildings and equipment)	505,751		158,639	358,038	165,991
Current liabilities	131,233		18,808	44,299	21,047
Other liabilities (primarily long-term debt)	443,910		89,904	255,757	101,617
Net assets	204,929		72,476	211,558	69,180

	Three Months Ended

	September 29, 2006			September 30, 2005

	Italian Projects		Chilean Project	Italian Projects	Chilean Project

Income Statement Data:
Total revenues	$58,839		$10,922	$87,228	$9,340
Gross earnings	14,539		5,125	20,741	4,074
Income before income taxes	11,831		5,615	16,052	1,650
Net (loss)/earnings	(7,864)	*	5,615	14,255	1,091

	Nine Months Ended

	September 29, 2006			September 30, 2005

	Italian Projects		Chilean Project	Italian Projects	Chilean Project

Income Statement Data:
Total revenues	$230,495		$32,888	$214,026	$29,227
Gross earnings	61,462		16,050	52,139	14,393
Income before income taxes	60,610		12,314	41,273	6,936
Net earnings	37,331	*	12,314	36,225	5,260

* Includes an increase to the tax provision of $18,500 recorded in the third quarter of 2006 on certain of these projects. The increased tax provision results from the inability to elect pass-through taxation treatment on certain of these projects due to an ownership change in the third quarter of 2006.

Our equity in the net earnings of partially-owned affiliates, which are recorded within other income on the condensed consolidated statement of operations and comprehensive income/(loss), totaled $562 and $23,227 for the three and nine months ended September 29, 2006, respectively. For the three and nine months ended September 30, 2005, our equity in the net earnings of partially-owned affiliates totaled $5,125 and $13,369, respectively. Our investment in the partially-owned affiliates, which is recorded within investments and advances on the condensed consolidated balance sheet, totaled $141,568 and $140,723 as of September 29, 2006 and December 30, 2005, respectively. Dividends of $17,688 and $8,475 were received during the nine months ended September 29, 2006 and September 30, 2005, respectively.

In the third quarter of 2006, the majority owners of certain build, own, and operate projects in Italy sold their interests to another third party. Prior to this sale, our earnings from our minority interests in these projects were reported on a pretax basis in consolidated other income and the associated taxes were reported in the consolidated provision for income taxes because we and the other partners elected pass-through taxation treatment under local law. As a direct result of the ownership change arising from the sale, the subject entities are now precluded from electing pass-through taxation treatment. As a result, commencing in the third quarter of 2006, we reported the related after-tax earnings in consolidated other income. This change, which was recorded in the third quarter of 2006, reduced consolidated other income and the consolidated provision for taxes by $7,700.

Back to Index

Also, in the third quarter of 2006, we made an investment in a special-purpose entity in Italy that is dedicated to the development, construction and operation of a wind farm in Italy. We have evaluated the investment under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” and have concluded that while the entity is a variable interest entity, we are not the primary beneficiary. As such, we have included our share of the net earnings of the special-purpose entity in our consolidated financial statements. We will re-evaluate our conclusion after the special-purpose entity has secured project financing, which is expected to occur in the fourth quarter of 2006, or after any other future triggering event.

We have guaranteed certain performance obligations of the Chilean project. We have a contingent obligation, which is measured annually based on the operating results of the Chilean project for the preceding year. Our obligation under this guarantee was $460 as of December 31, 2005, which we paid in 2006.

We also have a contingent guarantee that supports the obligations of our subsidiary under the Chilean project’s operations and maintenance agreement. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. To date, no amounts have been paid under the contingent guarantee.

In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that the Chilean project does not generate sufficient cash flow to make such payments. To date, no amounts have been drawn under the reserve letter of credit.

Back to Index

4.	Long-term Debt

The following table shows the components of our long-term debt:

	September 29, 2006			December 30, 2005

	Current	Long-term	Total	Current	Long-term	Total

Senior Notes at 10.359% interest, due September 15, 2011 (including unamortized premium of $0 and $3,847, respectively)	$—	$—	$—	$—	$115,315	$115,315
Convertible Subordinated Notes at 6.50% interest, due June 1, 2007	2,070	—	2,070	—	3,070	3,070
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	16	52	68	16	52	68
1999C Bonds at 7.25% interest, due October 15, 2024	—	20,491	20,491	—	20,491	20,491
1999D Bonds at 7% interest, due October 15, 2009	—	263	263	—	250	250
Subordinated Deferrable Interest Debentures	—	—	—	—	5,963	5,963
Special-Purpose Limited Recourse Project Debt:
FW Power	5,082	26,677	31,759	—	—	—
Martinez Cogen Limited Partnership	—	—	—	7,980	—	7,980
Foster Wheeler Coque Verde, L.P.	3,612	25,245	28,857	3,293	28,858	32,151
Camden County Energy Recovery Associates	9,149	50,787	59,936	9,149	50,787	59,936
Capital Lease Obligations	935	64,236	65,171	1,021	63,219	64,240
Other	—	8,224	8,224	—	5,948	5,948

Total	$20,864	$195,975	$216,839	$21,459	$293,953	$315,412

Senior Credit Agreement — In October 2006, we closed on a new five-year, $350,000 senior credit agreement, which replaced a senior credit agreement that had been in place since 2005. The new senior credit agreement permits us to utilize the facility by issuing letters of credit up to $350,000. A portion of the letters of credit issued under the new senior credit agreement have performance pricing that is decreased (or increased) as a result of certain improvements (or deteriorations) in the credit rating of the new senior credit agreement as reported by Moody’s and/or Standard & Poors. We also have the option to use up to $100,000 of the $350,000 for revolving borrowings at a rate equal to LIBOR plus 2%, subject also to the performance pricing noted above. There is also a $10,000 sub-limit for swingline loans, which permits borrowings on short notice. We paid approximately $5,500 in fees and expenses in conjunction with the execution of the new senior credit agreement in the fourth quarter of 2006. Such fees and expenses will be amortized to expense over the five-year term of the agreement, commencing in the fourth quarter of 2006.

The assets and/or stock of certain of our domestic and foreign subsidiaries collateralize our obligations under the new senior credit agreement. The new senior credit agreement contains various customary restrictive covenants that generally limit our ability to, among other things, incur additional indebtedness or guarantees, create liens or other encumbrances on property, sell or transfer certain property and thereafter rent or lease such property for substantially the same purposes as the property sold or transferred, enter into a merger or similar transaction, make investments, declare dividends or make other restricted payments, enter into agreement’s with affiliates that are not on an arms’ length basis, enter into any agreement that limits our ability to create liens or the ability of a subsidiary to pay dividends, engage in any new lines of business, with respect to Foster Wheeler Ltd., change Foster Wheeler Ltd.’s fiscal year or, with respect to Foster Wheeler Ltd. and one of our holding company subsidiaries, directly acquire ownership of the operating assets used to conduct any business.

In addition, the new senior credit agreement contains financial covenants requiring us not to exceed a maximum total leverage ratio, which compares total indebtedness, as defined in the senior credit agreement, to EBITDA, as defined in the senior credit agreement, and to maintain a minimum interest coverage ratio, which compares EBITDA, as defined in the senior credit agreement, to interest expense, as defined in the senior credit agreement. The agreement also limits the aggregate amount of capital expenditures in any single fiscal year to $40,000, subject to certain exceptions. We must be in compliance with the total leverage ratio at all times, but the interest coverage ratio is measured quarterly. We are in compliance with all financial covenants and other provisions of the new senior credit agreement.

Previous Senior Credit Agreement — In March 2005, we entered into a five-year $250,000 senior credit agreement. As noted above, we voluntarily replaced this senior credit agreement in October 2006. We paid a prepayment fee of $5,000 in October 2006 as a result of the early termination of this agreement. We also recorded $439 in other termination fees and expenses in September 2006. In addition, the early termination also resulted in the impairment of $9,384 of unamortized fees and expenses paid in 2005 associated with this agreement. In total, we recorded a charge of $14,823 in the third quarter of 2006 in connection with the termination of this agreement.

Back to Index

We had $167,245 and $131,642 of letters of credit outstanding under this agreement as of September 29, 2006 and December 30, 2005, respectively. There were no funded borrowings outstanding as of September 29, 2006 or December 30, 2005.

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

The exchange and redemption transactions reduced the outstanding aggregate carrying amount of our 2011 senior notes by $115,122, improved our consolidated shareholders’ equity/(deficit) by $46,653 and reduced our cash on hand by $69,793. The improvement in consolidated shareholders’ equity/(deficit) reflects the issuance of new common share equity of $58,763 offset by a charge to income of $12,110. The charge to income reflects a loss of $8,196 on the exchange transaction resulting primarily from the difference between the fair market value of the common shares issued and the carrying value of the 2011 senior notes exchanged, and a loss of $3,914 on the redemption transaction resulting primarily from a make-whole premium payment.

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

FW Power Debt — As a result of the FW Power acquisition consummated on April 7, 2006, we now consolidate the special-purpose limited recourse project debt of FW Power. See Note 2 for further information regarding the FW Power acquisition. The FW Power debt represents borrowings under two credit facilities – a base facility and a value-added tax (“VAT”) facility. The base facility bears interest at variable rate based upon 6-month Euribor plus 1.5% and is repayable semi-annually based upon a pre-defined payment schedule through June 30, 2015. The VAT facility bears interest at a variable rate based upon 6-month Euribor plus 0.9% and is repayable semi-annually based upon actual VAT received during commercial operation through December 31, 2010. The notes are collateralized by certain revenues and assets of FW Power, which is the owner of certain electric power generating wind farms in Italy. Our total borrowing capacity under the credit facilities is €26,177 (approximately $33,200 at the current exchange rate) in the aggregate.

We have executed interest rate swap contracts that effectively convert approximately 76% of the base facility to a fixed interest rate of 5.1%. The swap contracts are in place through the life of the facility. See Note 1, “Summary of Significant Accounting Policies – Interest Rate Risk,” for our accounting policy related to these interest rate swap contracts. The interest rates on the VAT facility and the portion of the base facility not subject to the interest rate swap contracts were 4.1% and 4.7%, respectively, as of September 29, 2006.

Back to Index

5.	Pensions and Other Postretirement Benefits

Pension Benefits — Domestic and certain foreign subsidiaries have several pension plans covering substantially all full-time employees. The components of net periodic benefit cost are as follows:

	Three Months Ended September 29, 2006				Three Months Ended September 30, 2005

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Net Periodic Benefit Cost:
Service cost	$—	$3,554	$70	$3,624	$—	$4,336	$58	$4,394
Interest cost	5,400	9,097	331	14,828	4,757	7,816	339	12,912
Expected return on plan assets	(4,972)	(10,104)	(396)	(15,472)	(4,513)	(8,628)	(355)	(13,496)
Amortization of transition asset	—	(8)	22	14	—	(16)	20	4
Amortization of prior service cost	—	431	4	435	—	410	4	414
Other	1,041	4,385	251	5,677	952	3,554	134	4,640

Total net periodic benefit cost	$1,469	$7,355	$282	$9,106	$1,196	$7,472	$200	$8,868

	Nine Months Ended September 29, 2006				Nine Months Ended September 30, 2005

	United States	United Kingdom	Canada	Total	United States	United Kingdom	Canada	Total

Net Periodic Benefit Cost:
Service cost	$—	$12,074	$210	$12,284	$—	$13,438	$172	$13,610
Interest cost	15,213	26,658	983	42,854	14,232	24,237	1,001	39,470
Expected return on plan assets	(14,872)	(29,612)	(1,174)	(45,658)	(13,538)	(26,752)	(1,048)	(41,338)
Amortization of transition asset	—	(42)	65	23	—	(52)	60	8
Amortization of prior service cost	—	1,254	13	1,267	—	1,272	12	1,284
Other	3,197	12,762	747	16,706	2,840	11,017	397	14,254

Total net periodic benefit cost	$3,538	$23,094	$844	$27,476	$3,534	$23,160	$594	$27,288

We expect to contribute a total of $22,852 to our domestic pension plans and $28,082 to our foreign pension plans in 2006. As of September 29, 2006, we have made $21,522 of our expected domestic contributions and $20,015 of our expected foreign contributions. The domestic pension plans are frozen to new entrants and additional benefit accruals and the U.K. pension plans are closed to new entrants.

Other Postretirement Benefits — In addition to providing pension benefits, some of our subsidiaries provide certain health care and life insurance benefits for retired employees (“other postretirement benefits”). The components of net periodic postretirement benefit cost are as follows:

	Three Months Ended		Nine Months Ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Net Periodic Postretirement Benefit Cost:
Service cost	$38	$(2)	$118	$154
Interest cost	1,107	1,030	3,319	3,258
Amortization of prior service cost	(1,189)	(1,202)	(3,570)	(3,559)
Other	568	357	1,705	1,608

Net periodic postretirement benefit cost	$524	$183	$1,572	$1,461

Back to Index

6.	Guarantees and Warranties

We have agreed to indemnify certain third parties relating to businesses and/or assets that we previously owned and sold to such third parties. Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by us prior to the sale of such businesses and/or assets. It is not possible to predict the maximum potential amount of future payments under these or similar indemnifications due to the conditional nature of the obligations and the unique facts and circumstances involved in each particular indemnification.

	Maximum Potential Payment	Carrying Amount of Liability

		September 29, 2006	December 30, 2005

Environmental indemnifications	No limit	$7,900	$8,100
Tax indemnifications	No limit	$—	$—

We provide for warranty reserves on certain of our long-term contracts. Generally, warranty reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

	Nine Months Ended

	September 29, 2006	September 30, 2005

Balance at beginning of year	$63,200	$94,500
Accruals	16,200	15,800
Payments	(9,900)	(9,500)
Adjustments to provisions	(7,800)	(36,000)

Balance at end of period	$61,700	$64,800

7.	Preferred Shares

We issued 599,944 preferred shares in connection with our 2004 equity-for-debt exchange. There were approximately 3,673 preferred shares outstanding as of September 29, 2006. Each preferred share is convertible at the holder’s option into 65 common shares, or up to approximately 239,210 additional common shares if all outstanding preferred shares are converted.

The preferred shareholders have no voting rights except in certain limited circumstances. The preferred shares have the right to receive dividends and other distributions, including liquidating distributions, on an as-converted basis when and if declared and paid on the common shares. The preferred shares have a $0.01 liquidation preference per share.

8.	Share-Based Compensation Plans

Our share-based compensation plans include both restricted stock awards and stock option awards. Compensation cost for our share-based plans of $4,112 and $12,828 was charged against income for the three and nine months ended September 29, 2006, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations and comprehensive income/(loss) was $67 and $236 for the three and nine months ended September 29, 2006, respectively. The compensation cost charged against income for the comparable periods of 2005 totaled $2,184 and $6,443, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations and comprehensive income/(loss) was $87 and $261 for the three and nine months ended September 30, 2005, respectively. We received $12,312 in cash from option exercises under our share-based compensation plans for the nine months ended September 29, 2006.

On May 9, 2006, our shareholders approved a new Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan allows for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-contingent shares, performance-contingent units, cash-based awards and other equity-based awards to our employees, non-employee directors and third-party service providers. The Omnibus Plan effectively replaces our prior stock plans, and no further options or equity-based awards will be granted under any of the other share-based compensation plans noted below. The maximum number of shares as to which stock options and stock awards may be granted under the Omnibus Plan is 4,780,000 shares, plus shares that become available for issuance pursuant to the terms of the awards previously granted under the below noted compensation plans (except for inducement awards) and outstanding as of May 9, 2006 and only if those awards expire, terminate or are otherwise forfeited before being exercised or settled in full (but not to exceed 5,000,000 shares). Shares awarded pursuant to the Omnibus Plan will be issued out of our authorized but unissued common shares.

Back to Index

The Omnibus Plan includes a “change in control” provision, which provides for cash redemption of equity awards issued under the Omnibus Plan in certain limited circumstances. In accordance with Securities and Exchange Commission Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” we present the redemption amount of the equity awards issued under the Omnibus Plan as temporary equity on the condensed consolidated balance sheet as the equity award is amortized during the vesting period. The redemption amount represents the intrinsic value of the equity award on the grant date. In accordance with FASB Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities,” we do not adjust the redemption amount each reporting period unless and until it becomes probable that the equity awards will become redeemable (upon a change in control event). Upon vesting of the equity awards, we reclassify the intrinsic value of the equity awards, as determined on the grant date, to permanent equity.

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

In October 2001, we granted 65,000 inducement options at an exercise price of $99.70 per share to our chief executive officer in connection with his employment agreement. In September 2002, we granted him a further 50,000 options at an exercise price of $32.80 per share based upon an amendment to his employment agreement. The options granted in 2001 vest 20% each year over the term of his agreement, while the options granted in 2002 vest one-forty-eighth (1/48) on the date of grant and 1/48 on the first day of each successive month thereafter. The price of the options granted pursuant to these agreements was the fair market value on the date of the grant. The options granted under these agreements expire ten years from the date granted.

In November 2002, we granted 12,750 inducement options at an exercise price of $29.80 per share to our former president and chief executive officer of Foster Wheeler North America Corp. in connection with his employment agreement. In December 2003, we granted him a further 5,000 inducement options at an exercise price of $24.10 per share. The inducement options granted in 2002 vest ratably over five years, while the inducement options granted in 2003 vest ratably over four years. The price of the options granted pursuant to these agreements was the fair market value on the date of the grant. The options granted under these agreements expire ten years from the date granted. In connection with his termination, 5,100 of the inducement options granted in 2002 and 2,500 of the inducement options granted in 2003 were canceled effective June 16, 2006.

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

In April 1990, our shareholders approved a Stock Option Plan for Directors of Foster Wheeler (the “Directors Plan”). On April 29, 1997, our shareholders approved an amendment of the Directors Plan, which authorized the granting of options to purchase 20,000 shares of common stock to non-employee directors of Foster Wheeler. The Directors Plan provided that shares issued come from our authorized but unissued or reacquired common stock. The price of the options granted pursuant to this plan could not be less than 100% of the fair market value of the shares on the date of grant. The options granted pursuant to the Directors Plan could not be exercised within one year from the date of grant and no option can be exercised after ten years from the date granted. As noted above, no further awards will be granted under the Directors Plan.

Back to Index

A summary of stock option activity for the nine months ended September 29, 2006 is presented below:

	Stock Options	Weighted- Average Exercise Price

Outstanding as of December 30, 2005	3,284,010	$29.00
Granted	281,383	43.45
Exercised	(1,139,325)	10.81
Canceled, forfeited or expired	(50,415)	227.99

Outstanding as of September 29, 2006	2,375,653	$35.21

The following table summarizes our outstanding stock options as of September 29, 2006:

	Stock Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value

$ 9.38 to $ 9.38	1,627,764	1.02 years	$9.38	$47,550
23.20 to 33.00	273,407	3.50 years	28.01	2,894
39.84 to 43.47	282,433	4.87 years	43.45	—
99.70 to 127.50	97,584	4.75 years	105.18	—
163.13 to 232.00	25,500	3.51 years	188.43	—
270.00 to 301.25	30,290	2.39 years	282.63	—
550.00 to 745.00	38,675	0.81 years	641.64	—

$ 9.38 to $745.00	2,375,653	1.95 years	$35.21	$50,444

The following table summarizes our exercisable stock options as of September 29, 2006:

	Stock Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value

$ 9.38 to $ 9.38	43,851	1.02 years	$9.38	$1,281
23.20 to 33.00	120,432	5.44 years	31.88	808
39.84 to 43.47	1,050	6.58 years	43.40	—
99.70 to 127.50	84,584	4.70 years	106.02	—
163.13 to 232.00	19,200	3.54 years	184.63	—
270.00 to 301.25	30,290	2.39 years	282.63	—
550.00 to 745.00	38,675	0.81 years	641.64	—

$ 9.38 to $745.00	338,082	3.78 years	$147.22	$2,089

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of September 29, 2006. The aggregate intrinsic value of outstanding options and exercisable options as of September 29, 2006 was calculated as the difference between the market price of our common shares and the exercise price of the underlying options for the options that had an exercise price lower than the market price of our common shares at that date. The total intrinsic value of the options exercised during the nine months ended September 29, 2006 was $35,054, determined as of the date of exercise.

Back to Index

As of September 29, 2006, there was $5,959 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of approximately 29 months.

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

A summary of restricted award activity for the nine months ended September 29, 2006 is presented below:

	Restricted Shares		Restricted Share Units

	Shares	Weighted- Average Grant Price	Units	Weighted- Average Grant Price

Non-vested as of December 30, 2005	1,111,181	$9.52	578,548	$10.18
Granted	124,470	42.93	1,536	39.51
Vested	(358,147)	9.53	(218,656)	10.23
Canceled, forfeited or expired	(2,476)	9.20	(14,433)	11.24

Non-vested as of September 29, 2006	875,028	$14.26	346,995	$10.23

As of September 29, 2006, there was $6,347 of total unrecognized compensation cost related to the restricted awards. That cost is expected to be recognized over a weighted-average period of approximately 28 months. The total fair value of shares vested during the nine months ended September 29, 2006 was $21,799.

Impact of the Adoption of SFAS No. 123R:

We adopted the provisions of SFAS No. 123R on December 31, 2005, the first day of fiscal year 2006. See Note 1 for information regarding the adoption of SFAS No. 123R. The following table summarizes the share-based compensation expense for stock options that were recorded in accordance with SFAS No. 123R for the three and nine months ended September 29, 2006:

	Three Months Ended September 29, 2006	Nine Months Ended September 29, 2006

Selling, general and administrative expenses	$1,860	$5,598

Reduction of income before income taxes	(1,860)	(5,598)
Related income tax benefits	—	—

Reduction of net income	$(1,860)	$(5,598)

Reduction of earnings per common share:
Basic	$(0.03)	$(0.08)

Diluted	$(0.03)	$(0.08)

Prior to the adoption of SFAS No. 123R, we presented unearned compensation as a separate component of shareholders’ equity/(deficit). In accordance with the provisions of SFAS No. 123R, we reclassified the balance in unearned compensation to paid-in capital on our balance sheet as of December 31, 2005.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on our statement of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as financing cash flows. Accordingly, we classified $984 in excess tax benefits as financing cash inflows rather than as operating cash inflows on our condensed consolidated statement of cash flows for the nine months ended September 29, 2006.

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

In January 2006, we completed transactions that increased the number of common shares to be delivered upon the exercise of our Class A and Class B common share purchase warrants during the offer period and raised $75,336 in net proceeds. The exercise price per warrant was not increased in the offers. Holders of approximately 95% of the Class A warrants and 57% of the Class B warrants participated in the offers resulting in the aggregate issuance of approximately 8,403,500 common shares.

Including the above noted warrant transactions, 3,944,296 Class A warrants and 25,923,186 Class B warrants have been exercised for 8,890,941 common shares in the aggregate through September 29, 2006. The number of common shares issuable upon the exercise of the remaining outstanding Class A warrants and Class B warrants is approximately 1,424,871 as of September 29, 2006.

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

Our effective tax rate is dependent on the location and amount of our taxable earnings and the effects of changes in valuation allowances. The difference between the statutory and effective tax rates for the three and nine months ended September 29, 2006 results predominantly from earnings in jurisdictions where we have previously recorded a full valuation allowance (primarily the U.S. as a result of the net gains on asbestos and certain non-U.S. jurisdictions) and non-U.S. earnings taxed at rates lower than the U.S. statutory rate offset by losses subject to valuation allowance in certain other non-U.S. jurisdictions and certain U.S. permanent items. The difference between the statutory and effective tax rates for the three and nine months ended September 30, 2005 results predominantly from taxable income in certain jurisdictions (primarily non-U.S.) combined with a valuation allowance offsetting other loss benefits in other jurisdictions (primarily U.S.).

We currently are experiencing a positive earnings trend in certain of these jurisdictions and we continue to evaluate the need to reverse such valuation allowances with respect to the deferred tax assets of these jurisdictions on a quarterly basis. Such evaluation includes a review of all available evidence, both positive and negative, in determining whether a valuation allowance is necessary.

We also experienced a decrease in our consolidated tax provision during the three months ended September 29, 2006 related to our equity earnings on certain build, own, and operate projects in Italy. See Note 3 for more information on this change.

11.	Business Segments

We operate through two business groups, which also constitute separate reportable segments: our Global Engineering and Construction Group (“Global E&C Group”) and our Global Power Group. Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, and chemical and petrochemical, pharmaceutical, biotechnology and healthcare facilities and related infrastructure, including power generation and distribution facilities. Our Global E&C Group provides engineering, project management and construction management services, and purchases equipment, materials and services from third-party suppliers and contractors. Our Global E&C Group owns one of the leading refinery residue upgrading technologies and a hydrogen production process used in oil refineries and petrochemical plants. Additionally, our Global E&C Group has experience with, and is able to work with, a wide range of processes owned by others. Our Global E&C Group performs international environmental remediation services, together with related technical, engineering, design and regulatory services. Our Global E&C Group is also involved in the development, engineering, construction and ownership of power generation and waste-to-energy facilities in Italy. Our Global E&C Group generates revenues from engineering and construction activities pursuant to long-term contracts spanning up to four years in duration, from operating activities pursuant to the long-term sale of project outputs, such as electricity, and from returns on its equity investments in various production facilities.

Back to Index

Our Global Power Group designs, manufactures, and erects steam generating and auxiliary equipment for electric power generating stations and industrial markets worldwide. Steam generating equipment includes a full range of technologies, offering both our utility and industrial clients high value solutions for economically converting a wide range of fuels, including coal, petroleum coke, oil, gas, biomass and municipal solid waste into valuable steam and power. Our circulating fluidized-bed boiler (“CFB”) technology is ideally suited to burning a very wide range of fuels, including low-quality fuels, fuels with high moisture content, and “waste-type” fuels, and is recognized as one of the cleanest solid-fuel steam generating technologies in the world. For both our utility CFB and pulverized coal boilers we offer supercritical once-through-unit technology (once-through supercritical boilers operate at higher temperatures and pressures than traditional plants, which results in higher efficiencies and lower emissions) as an option for ultra-clean applications. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment, selective non-catalytic recovery units, selective catalytic recovery units and low-NOx burners. We provide a broad range of site services relating to these products, including full plant construction, maintenance engineering, plant upgrading and life extension, and plant repowering. Our Global Power Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, our Global Power Group builds, owns and operates cogeneration, independent power production and waste-to-energy facilities, as well as power generation facilities for the process and petrochemical industries. Our Global Power Group generates revenues from long-term engineering activities, supply of equipment and construction contracts, royalties derived from licensing of our technology and from operating activities pursuant to the long-term sale of project outputs, such as electricity and steam, operating and maintenance agreements, and from returns on its equity investments in various production facilities.

In addition, corporate center expenses, corporate debt expenses, restructuring expenses and certain legacy liabilities, such as asbestos, are reported independently in the C&F Group.

Back to Index

	Total	Global E&C Group		Global Power Group		C&F Group(1)

Three Months Ended September 29, 2006
Third-party revenues	$910,580	$619,659		$290,979		$(58)

EBITDA	$95,059	$78,668	(2)	$20,371	(2)	$(3,980	)(2)

Less: Interest expense	(5,068)
Less: Depreciation and amortization	(8,018)

Income before income taxes	81,973
Provision for income taxes	(6,146)

Net income	$75,827

Three Months Ended September 30, 2005
Third-party revenues	$532,356	$366,517		$165,864		$(25)

EBITDA	$20,248	$54,880	(3)	$27,510	(3)	$(62,142	)(3)

Less: Interest expense	(12,590)
Less: Depreciation and amortization	(6,964)

Income before income taxes	694
Provision for income taxes	(17,400)

Net loss	$(16,706)

Nine Months Ended September 29, 2006
Third-party revenues	$2,301,729	$1,515,382		$786,347		$—

EBITDA	$293,450	$221,027	(4)	$56,342	(4)	$16,081	(4)

Less: Interest expense	(19,803)
Less: Depreciation and amortization	(22,284)

Income before income taxes	251,363
Provision for income taxes	(52,487)

Net income	$198,876

Nine Months Ended September 30, 2005
Third-party revenues	$1,581,439	$1,044,915		$536,534		$(10)

EBITDA	$113,657	$133,552	(5)	$90,174	(5)	$(110,069	)(5)

Less: Interest expense	(41,412)
Less: Depreciation and amortization	(21,361)

Income before income taxes	50,884
Provision for income taxes	(38,471)

Net income	$12,413

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.
(2)

Includes in the three months ended September 29, 2006: (decreased)/increased contract profit of $(10,270) from the regular re-evaluation of contract profit estimates: $2,900 in our Global E&C Group and $(13,170) in our Global Power Group; net gains on asbestos of $36,074 recorded in C&F; and an aggregate charge of $(14,823) recorded in C&F in conjunction with the termination of our previous senior credit agreement.

(3)

Includes in the three months ended September 30, 2005: increased contract profit of $28,850 from the regular re-evaluation of contract profit estimates: $18,310 in our Global E&C Group and $10,540 in our Global Power Group; and a net charge of $(40,213) recorded in C&F in conjunction with the trust preferred securities exchange offer consummated in August 2005.

(4)

Includes in the nine months ended September 29, 2006: increased/(decreased) contract profit of $1,020 from the regular re-evaluation of contract profit estimates: $13,780 in our Global E&C Group and $(12,760) in our Global Power Group; net gains on asbestos of $115,664 recorded in C&F; an aggregate charge of $(14,823) recorded in C&F in conjunction with the termination of our previous senior credit agreement; and a net charge of $(12,483) recorded in C&F in conjunction with the debt reduction initiatives completed in April and May 2006.

Back to Index

(5)

Includes in the nine months ended September 30, 2005: increased contract profit of $93,690 from the regular re-evaluation of contract profit estimates: $62,940 in our Global E&C Group and $30,750 in our Global Power Group; $(3,500) of credit agreement costs associated with a previous senior credit facility in C&F; and a net charge of $(41,513) recorded in C&F in conjunction with the trust preferred securities exchange offer consummated in August 2005.

Operating revenues by industry were as follows:

	Three Months Ended		Nine Months Ended

	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Power generation	$306,438	$220,863	$821,053	$680,450
Oil refining	176,681	135,404	437,315	345,857
Pharmaceutical	29,476	14,796	75,541	101,691
Oil and gas	202,897	76,429	491,573	177,893
Chemical/petrochemical	102,709	56,562	274,429	174,167
Power plant operation	29,708	29,375	81,524	83,409
Environmental	37,173	9,656	65,079	37,282
Eliminations and other	25,498	(10,729)	55,215	(19,310)

Total third-party revenues	$910,580	$532,356	$2,301,729	$1,581,439

12.	Litigation and Uncertainties

Asbestos

Some of our U.S. and U.K. subsidiaries are defendants in numerous asbestos-related lawsuits and out-of-court informal claims pending in the United States and United Kingdom. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by our subsidiaries during the 1970s and earlier.

United States

A summary of claim activity is as follows:

	Number of Claims

	Three Months Ended

	September 29, 2006	September 30, 2005

Open claims at beginning of period	161,440	165,900
New claims	2,030	3,930
Claims resolved	(12,670)	(3,920)

Open claims at end of period	150,800	165,910

Note: New claims for 2006 include 320 claims originally filed and closed in prior years that were re-opened in 2006. Claims resolved include court dismissals without payment of a mass claim filing approximating 5,260 claims. The majority of these claims had been valued at zero dollars in our estimated liability.

Back to Index

We had the following asbestos-related assets and liabilities recorded on our condensed consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through year-end 2020. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

	September 29, 2006	December 30, 2005

Asbestos-related assets recorded within:
Accounts and notes receivable	$90,200	$24,200
Asbestos-related insurance recovery receivable	314,900	295,800

Total asbestos-related assets	$405,100	$320,000

Asbestos-related liabilities recorded within:
Accrued expenses	$70,000	$75,000
Asbestos-related liability	385,100	441,000

Total asbestos-related liabilities	$455,100	$516,000

Since year-end 2004, we have worked with Analysis Research Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs for the following 15-year period as set forth above. ARPC reviews our asbestos indemnity payments, defense costs and claims activity during the previous year and compares them to our 15-year forecast prepared at the previous year-end. Our September 29, 2006 estimated liability reflected a reduction of our year-end 2005 estimated liability for payments and settlements made during the nine months ended September 29, 2006.

The amount spent on asbestos litigation, defense, and case resolution was $23,300 and $60,900 for the three and nine months ended September 29, 2006, respectively, and $19,800 and $64,600 for the three and nine months ended September 30, 2005, respectively. We funded $30,200 of the payments made during the nine months ended September 29, 2006, while all remaining amounts were paid from insurance proceeds. Through September 29, 2006, total cumulative indemnity costs paid were approximately $553,100 and total cumulative defense costs paid were approximately $155,200. The overall average combined indemnity and defense cost per resolved claim since 1993 has been approximately $2.3. The average cost per resolved claim is increasing and we believe will continue to increase in the future.

As of September 29, 2006, total asbestos-related liabilities were comprised of an estimated liability of $162,800 relating to open (outstanding) claims being valued and an estimated liability of $292,300 relating to future unasserted claims through year-end 2020.

In 2005, the number of mesothelioma claims filed against us was significantly higher than forecast. In addition, the average indemnity amounts we paid for both mesothelioma and non-mesothelioma claims were significantly higher than forecast. These factors increased indemnity costs but were partially offset by significantly higher than forecasted rates of dismissals of claims with zero indemnity payments.

Based on its review of 2005 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability over the following 15 years be updated as of year-end 2005. Accordingly, we worked with ARPC to develop a revised estimate of our indemnity and defense costs through year-end 2020. At year-end 2005, we increased our liability for asbestos indemnity and defense costs through year-end 2020 to $516,000, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a loss of $113,700 in the fourth quarter of 2005.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type, such as mesothelioma, lung cancer or non-malignancies, and the breakdown of known and future claims into disease type, such as mesothelioma, lung cancer or non-malignancies. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity liability are estimated to be incurred through the year 2020, during which period new claims are forecasted to decline from year to year. We believe that it is likely that there will be new claims filed after 2020, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate at this time the indemnity and defense costs that might be incurred after 2020. Historically, defense costs have represented approximately 22% of total defense and indemnity costs.

Back to Index

At year-end 2006, we will review the assumptions used in 2005 to estimate the asbestos liability and, if necessary, will update our asbestos liability estimate and corresponding insurance asset. We also expect to extend the period covered by the liability estimate through year-end 2021.

The asbestos-related asset amount recorded within accounts and notes receivable as of September 29, 2006 reflects amounts due in the next 12 months under executed settlement agreements with insurers and does not include any estimate for future settlements. The amount recorded as asbestos-related insurance recovery receivable includes an estimate of recoveries from unsettled insurers in the insurance coverage litigation referred to below based upon assumptions relating to cost allocation, the application of New Jersey law to certain insurance coverage issues, and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers.

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

As of September 29, 2006, we estimated the value of our asbestos insurance asset contested by our subsidiaries’ insurers in ongoing litigation as $29,500. The litigation relates to the amounts of insurance coverage available for asbestos-related claims and the proper allocation of the coverage among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.

An adverse outcome in the pending insurance litigation described above could limit our remaining insurance recoveries and result in a reduction in our insurance asset. However, a favorable outcome in all or part of the litigation could increase remaining insurance recoveries above our current estimate. If we prevail in whole or in part in the litigation, we will re-value our asset relating to remaining available insurance recoveries based on the asbestos liability estimated at that time.

Over the last several years, our subsidiaries have entered into several settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. In the second quarter of 2006, our subsidiaries reached an agreement to settle their disputed asbestos and silica-related insurance coverage with one of our insurers. This settlement generally provides for payments over an up to 25-year period in exchange for the release by our subsidiaries of past, present and future asbestos and silica-related claims under this insurer’s policies, an agreement by our subsidiaries to dismiss this insurer from the coverage litigation, and an agreement by our subsidiaries to indemnify this insurer from claims asserted under the released claims. Primarily as a result of this insurance settlement, we increased our reported asbestos-related insurance asset and recorded a gain of $79,600 in the second quarter of 2006.

In the third quarter of 2006, we also settled with three additional insurers. As a result of these settlements, we recorded a gain of $16,600, increased our insurance asset by $4,000 and received cash of $12,600.

Also in the third quarter of 2006, we were successful in our appeal of the New York state trial court decision that previously had held that New York, rather than New Jersey, law applies in the above coverage litigation with our subsidiaries’ insurers As a result, we also increased our insurance asset and recorded a gain of $19,500 in the third quarter of 2006. In October 2006, our subsidiaries’ insurers have sought leave to appeal the appellate court ruling in our favor to the court of appeals.

We intend to continue to attempt to negotiate additional settlements where achievable on a reasonable basis in order to minimize the amount of future costs that we would be required to fund out of the cash flow generated from our operations. Unless we settle the remaining unsettled insurance recoveries available at amounts significantly in excess of our current estimate, it is likely that the amount of our insurance settlements will not cover all future asbestos-related costs and we will be required to fund a portion of such future costs, which will reduce our cash flow and our working capital.

Back to Index

Even if the coverage litigation is resolved in a manner favorable to us, our insurance recoveries (both from the litigation and from settlements) may be limited by insolvencies among our insurers. We have not assumed recovery in the estimate of our asbestos insurance asset from any of our currently insolvent insurers. Other insurers may become insolvent in the future and our insurers also may fail to reimburse amounts owed to us on a timely basis. Failure to realize the expected insurance recoveries, or delays in receiving material amounts from our insurers could have a material adverse effect on our financial condition and our cash flow.

Should there be a change in the estimated asbestos liability, the impact on expense would be dependent upon available insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, a change in the estimated liability of plus or minus 25% would result in a change to the statement of operations and long-term cash flow of a range of approximately 50% to 60% of the change in the estimated liability.

We have funded $30,200 of the asbestos liability indemnity payments and defense costs from our cash flow in the first nine months of 2006, net of the cash received from insurance settlements. We are expecting net positive cash inflows of approximately $38,000 in the fourth quarter of 2006 from our asbestos management program. The estimated positive fourth quarter of 2006 net cash inflow represents the excess of our estimated cash receipts from existing insurance settlements over our estimated indemnity payments and defense costs. For all of 2006, we forecast a net cash inflow of approximately $7,800 from our asbestos management program. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos insurance liability, the asbestos insurance receivable recorded on our balance sheet will decrease.

Asbestos trust fund legislation has been proposed in the U.S. Senate. This proposed legislation, should it become law in its original form, would alter our forecast payment obligations, and we would not receive any payments for future costs under our settlement agreements that could be used by us for contributions to the trust fund. Under the form of the legislation reintroduced in the Senate in May 2006, our annual contributions to a national trust fund over 30 years in lieu of any other liability for asbestos claims would be limited so that we would contribute no more than the lesser of 5% of our annual adjusted cash flow, subject to certain aggregate caps and minimums, or $19,250. We have supported this modification to the legislation. If the legislation were not enacted prior to the end of the current Congressional session, it would need to be reintroduced as a new bill in the next Congress in order to be considered.

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

United Kingdom

Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 814 claims have been brought against our U.K. subsidiaries of which 334 remained open as of September 29, 2006. None of the settled claims has resulted in material costs to us.

As of September 29, 2006, we had recorded total liabilities of $27,800 comprised of an estimated liability relating to open (outstanding) claims of $2,700 and an estimated liability relating to future unasserted claims through year-end 2020 of $25,100. Of the total, $1,100 was recorded in accrued expenses and $26,700 was recorded in asbestos-related liability on the condensed consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $1,100 was recorded in accounts and notes receivable and $26,700 was recorded as asbestos-related insurance recovery receivable on the condensed consolidated balance sheet. The liability and asset estimates are based on a U.K. court of appeal ruling that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. Should this ruling be reversed, the asbestos liability and asset recorded in the U.K. would approximate $66,200. At year-end 2006, we will review the assumptions used in 2005 to estimate the U.K. asbestos liability and, if necessary, will update our liability estimate and corresponding insurance asset. We also expect to extend the period covered by the liability and insurance asset estimate through year-end 2021.

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

In addition to the matters described above, arbitration has been commenced against us arising out of a compact circulating fluidized-bed boiler that we engineered, supplied and erected for a client in Asia. In addition to claims for damages for breach of contract, the client is seeking to rescind the contract based upon alleged material misrepresentations by us. If such relief were granted, we could be compelled to reimburse the client for the purchase price paid ($25,700), in addition to other damages, which have not yet been quantified. We are vigorously defending the case and have counterclaimed for unpaid receivables ($5,200), plus interest, for various breaches and non-performance by the client. Due to its age, a reserve for the full amount of the receivable was taken prior to arbitration. Procedurally, the liability and damages portions of the case have been separated. The hearing on the liability portion concluded in June. Post-hearing briefs followed by oral argument have taken place and the parties are awaiting a decision on liability. If the case is not dismissed following the arbitration panel’s liability determination, a final award is not expected until 2007. It is premature to predict the outcome of this proceeding.

Arbitration has also been commenced against us with respect to a thermal electric power plant in South America that we designed, supplied and erected as a member of a consortium with other parties. The plant’s concrete foundations experienced cracking, allegedly due to out-of-specification materials used in the concrete poured by the consortium’s subcontractor. The client adopted an extensive plan to repair the foundations and is seeking reimbursement of its repair costs ($9,500). Alleging that this extensive repair effort is in the nature of emergency mitigation only, the client is also claiming its estimated cost to totally demolish and reconstruct the foundations at some point in the future ($14,300) plus lost profits during this demolition and reconstruction period ($9,400). The arbitration hearing is currently underway. We are vigorously defending the claim. It is premature to predict the outcome of this matter.

We are currently in a dispute with our client in connection with two power plants that we designed and built in Eastern Europe. The dispute primarily concerns whether liquidated damages (“LDs”) are due to the client under the contract for delayed completion of the projects. The client contends that it is owed LDs, limited under the contract at approximately €39,700 (approximately $50,300 at the current exchange rate), and is retaining as security for these LDs approximately €22,000 (approximately $27,900 at the current exchange rate) in contract payments otherwise due to us for work performed. The client contends that it is owed an additional amount (approximately €3,000 (approximately $3,800 at the current exchange rate)) for the cost of consumable materials it had to incur due to the extended commissioning period on both projects and the cost to relocate a piece of equipment on one of the projects. In mid-March 2006, we served a demand for arbitration on our client, seeking payment of the €22,000 (approximately $27,900 at the current exchange rate) in retention that is being held by the client for LDs, plus approximately €4,900 (approximately $6,200 at the current exchange rate) in interest on the retained funds, as well as approximately €11,000 (approximately $13,900 at the current exchange rate) in additional compensation for extra work performed beyond the original scope of the contracts. The matter is in its early stages. Accordingly, it is premature to predict the outcome of this matter.

Also, a potential dispute has arisen with a client arising out of material corrosion that is occurring under a contract under which we designed and built two power plants in Ireland. The boilers at both plants are designed to burn milled peat as the primary fuel, supplied from different local sources. The peat being supplied is not within the range specified by our contract and it is our position that the out-of-specification fuel is causing the material corrosion. We have advised the client that we intend to submit a claim for the cost of the corrective work that we are performing and that we are not responsible (under our availability guaranty) for any liquidated damages associated with this problem, which could amount to up to the contract cap for LDs of €17,500 (approximately $22,200 at the current exchange rate). We are working together with the client to come up with an acceptable technical solution to mitigate the corrosive effects of the fuel. The parties have agreed to defer their discussion of the commercial issues pertaining to this problem for the time being. It is premature to predict the outcome of this matter.

We are unable to estimate an additional amount or range of probable loss, if any, above amounts recorded in our financial statements on these matters. As a consequence, amounts ultimately realized or paid by us could differ materially from the balances, if any, included in our financial statements, resulting in a charge against earnings.

Back to Index

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

Back to Index

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

Since that time, FWEC, USEPA, and PADEP have cooperated in an investigation to, among other things, attempt to identify the source(s) of the TCE in the residential wells. Although FWEC believes the available evidence is not sufficient to support a conclusion that it is a PRP as to the TCE in the residential wells, FWEC in August 2005 entered into a settlement agreement with USEPA whereby FWEC agreed to arrange and pay for the hookup of public water to the affected residences, which involves the extension of a water main and the installation of laterals from the main to the affected residences. The foregoing hookup is now mostly complete. There is also a possibility that FWEC would incur further costs if it were required to conduct a more formal study to better define the affected area. In October 2004, FWEC began providing the potentially affected residences with bottled water. Thereafter, FWEC arranged for the installation, maintenance, and testing of filters to remove the TCE. As hookups are completed, FWEC ceases and/or will cease providing bottled water and filters. FWEC is incurring costs related to public outreach and communications in the affected area. FWEC may be required to pay the agencies’ costs in overseeing and responding to the situation. Finally, FWEC is the defendant in the litigation described below. FWEC has accrued its best estimate of the cost of the foregoing and reviews this estimate on a quarterly basis.

Other costs to which FWEC could be exposed could include, among other things, FWEC’s counsel and consulting fees, further agency oversight and/or response costs, costs and/or exposure related to the litigation described below beyond those for which accruals have been made, and other costs related to possible further investigation and/or remediation. At present, it is not possible to determine whether FWEC will be determined to be liable for some of the items described in this paragraph, nor is it possible to reliably estimate the potential liability associated with the items.

If one or more third parties are determined to be a source of the TCE, FWEC will evaluate its options regarding the recovery of the costs FWEC has incurred, which options could include seeking to recover those costs from those determined to be a source.

Back to Index

In March 2006, a complaint was filed in an action entitled Sarah Martin and Jeffrey Martin v. Foster Wheeler Energy Corporation, Case No. 3376-06, Court of Common Pleas, Luzerne County, Pennsylvania (subsequently removed to the United States District Court, Middle District of Pennsylvania). The complaint alleges that it is filed on behalf of the Martins and more than 25 others similarly situated whose wells were contaminated with a hazardous substance, TCE, that was released at FWEC’s site. The complaint seeks to recover costs of environmental remediation and continued environmental monitoring of alleged class members’ property, diminution in property value, costs associated with obtaining healthy water, the establishment of a medical monitoring trust fund, statutory, treble and punitive damages, and interest and the costs of the suit.

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

Based upon its investigation and the proceedings to date, FWEC will vigorously defend itself against the claims brought against it in the above proceedings. However, it is premature to predict the ultimate outcome of these proceedings.

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

Results

Including the impact of the replacement of our senior credit agreement, asbestos gains and the loss on debt reduction initiatives as described below, we reported net income of $75,800 on operating revenues of $910,600 in the third quarter of 2006 and net income of $198,900 on operating revenues of $2,301,700 in the first nine months of 2006. In comparison and including the impact of the debt reduction initiative consummated in August 2005, we reported a net loss of $16,700 on operating revenues of $532,400 in third quarter of 2005 and net income of $12,400 on operating revenues of $1,581,400 in the first nine months of 2005. The volume of business coupled with increased margins on the work executed by our Global E&C Group continues to drive our operating performance in 2006.

Our consolidated new orders for the third quarter of 2006 increased $1,053,900, or 112%, to $1,996,100, compared to $942,200 in the third quarter of 2005. For the nine months ended September 2006, our consolidated new orders increased $1,679,100, or 59%, to $4,524,000, compared to $2,844,900 in the comparable period of 2005. As a result, our consolidated backlog increased 98% to $6,069,400 as of September 29, 2006, compared to $3,068,900 as of September 30, 2005. This is our highest level of backlog since the third quarter of 2001. Our backlog measured in terms of Foster Wheeler scope (as defined below) as of September 29, 2006 was $2,997,200.

In October 2006, we closed on a new five-year, $350,000 senior credit agreement. This new senior credit agreement provides increased bonding capacity and financial flexibility at a significantly lower cost when compared to the prior senior credit agreement. We will be able to utilize the facility by issuing letters of credit up to $350,000 and have the option to use up to $100,000 of the $350,000 for revolving borrowings. The prior senior credit agreement, which has been voluntarily terminated, allowed us to issue letters of credit up to $250,000 with an option to use up to $75,000 of the $250,000 for revolving borrowings. We recorded a charge of $14,800 in the third quarter of 2006 related to the early termination fee and the impairment of unamortized fees and expenses associated with the prior senior credit agreement.

In the third quarter of 2006, we settled with three additional asbestos insurers. As a result of these settlements, we received cash of $12,600, increased our insurance asset by $4,000 and recorded a gain of $16,600 in the third quarter of 2006. In the second quarter of 2006, we settled with one other of our remaining unsettled asbestos insurers and recorded a gain of $79,600 in the second quarter of 2006.

Also in the third quarter of 2006, we were successful in our appeal of the New York state trial court decision that previously had held that New York, rather than New Jersey, law applies in the coverage litigation with our subsidiaries’ insurers. As a result, we also increased our insurance asset and recorded a gain of $19,500 in the third quarter of 2006.

Back to Index

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

Challenges and Drivers

Our primary operating focus is booking quality backlog and executing contracts well. The global markets in which we operate are largely dependent on overall economic growth and the resultant demand for oil and gas, electric power, petrochemicals and refined products, which in turn stimulate an increase in investment in new and expanded plants. These markets continued to be strong in the first nine months of 2006.

The Global E&C Group’s new orders for the third quarter of 2006 were $1,748,100. We expect that capital investments in the markets served by our Global E&C Group, including the chemical, petrochemical, oil refining, liquefied natural gas and upstream oil and gas industries, will remain strong throughout the remainder of 2006 and into 2007. The Global Power Group’s new orders for the third quarter of 2006 were $248,000. We believe that there are significant growth opportunities in the markets we serve in 2006 and into 2007, such as solid fuel-fired boilers, boiler services, boiler environmental products and boiler-related construction services. We believe that we are well positioned to address both our Global E&C Group and Global Power Group markets.

Asbestos trust fund legislation has been proposed in the U.S. Senate. This proposed legislation, should it become law in its original form, would alter our forecast payment obligations, and we would not receive any payments for future costs under our settlement agreements that could be used by us for contributions to the trust fund. Under the form of the legislation reintroduced in the Senate in May 2006, our annual contributions to a national trust fund over 30 years in lieu of any other liability for asbestos claims would be limited so that we would contribute no more than the lesser of 5% of our annual adjusted cash flow, subject to certain aggregate caps and minimums, or $19,250. We have supported this modification to the legislation. If the legislation were not enacted prior to the end of the current Congressional session, it would need to be reintroduced as a new bill in the next Congress in order to be considered.

New pension legislation has recently been enacted in the United States. Although we are still evaluating the impact on our domestic pension plans of the new pension legislation, we believe the legislation will require us to increase future cash contributions to our domestic pension plans commencing in 2008. In addition, proposed pension legislation has been introduced in the United Kingdom, which, if enacted, could have an adverse impact on the amount and timing of our future cash contributions.

Liquidity

We forecast cash flow over a twelve-month period and project that sufficient cash will be available to fund our working capital needs through the end of such period. See “—Liquidity and Capital Resources” in this Form 10-Q for additional details. As with any forecast, there can be no assurance that the cash amounts realized and/or timing of the cash flows will match our forecast.

Back to Index

Results of Operations

Consolidated Operating Revenues:

	September 29, 2006	September 30, 2005	$ Change	% Change

Three months ended	$910,580	$532,356	$378,224	71.0%
Nine months ended	$2,301,729	$1,581,439	$720,290	45.5%

The increases in operating revenues reflect greater business activity in both our Global E&C Group and our Global Power Group (see Note 11 to the condensed consolidated financial statements in this Form 10-Q). The increases are due largely to the significant increase in bookings that occurred in 2005 and the early part of 2006 in both our Global E&C Group and our Global Power Group. Additionally, $91,700 and $178,500 of the third quarter and year-to-date 2006 increases, respectively, result from a corresponding increase in flow-through costs in our Global E&C Group on projects executed by our United Kingdom, Continental Europe and Asia-Pacific operations. Flow-through costs relate to projects where we purchase and install equipment on behalf of our customers on a reimbursable basis with no mark-up. Therefore, while flow-though costs do not impact contract profit or net earnings, higher flow-through costs have the effect of reducing our reported margins as a percent of operating revenues.

Consolidated Contract Profit:

	September 29, 2006	September 30, 2005	$ Change	% Change

Three months ended	$135,312	$97,950	$37,362	38.1%
Nine months ended	$348,792	$286,332	$62,460	21.8%

Consolidated contract profit is computed as consolidated operating revenues less consolidated cost of operating revenues. The increases in contract profit reflect the significant increase in bookings that occurred in 2005 and the early part of 2006 in both our Global E&C Group and our Global Power Group and increased margins in our Global E&C Group.

Consolidated Selling, General and Administrative (SG&A) Expenses:

	September 29, 2006	September 30, 2005	$ Change	% Change

Three months ended	$57,666	$50,975	$6,691	13.1%
Nine months ended	$170,913	$166,321	$4,592	2.8%

SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs. The third quarter 2006 increase results primarily from an increase in general overhead of $10,200 and research and development costs of $400, which was partially offset by a decrease in sales pursuit costs of $3,900. The year-to-date 2006 increase results primarily from an increase in general overhead of $20,300, which was partially offset by a decrease in sales pursuit costs of $15,400 and research and development costs of $300. The increases in general overhead result primarily from $3,000 of severance costs in the year-to-date 2006 period in our domestic and European Global Power Group businesses, resulting from several senior management changes, and $1,900 and $5,600 from non-cash equity-based compensation expense in the third quarter and year-to-date 2006, respectively, related to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment.”

Back to Index

Consolidated Other Income:

	September 29, 2006	September 30, 2005	$ Change	% Change

Three months ended	$5,382	$15,054	$(9,672)	(64.2)%
Nine months ended	$41,250	$44,385	$(3,135)	(7.1)%

Other income for the third quarter of 2006 consists primarily of $3,700 of interest income, and $900 in equity earnings generated from our investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile. During the third quarter of 2006, the majority owners of certain build, own, and operate projects in Italy sold their interests to another third party. Prior to this sale, our earnings from our minority interests in these projects were reported on a pretax basis in consolidated other income and the associated taxes were reported in the consolidated provision for income taxes because we and the other partners elected pass-through taxation treatment under local law. As a direct result of the ownership change arising from the sale, the subject entities are now precluded from electing pass-through taxation treatment. As a result, commencing in the third quarter of 2006, we reported the related after-tax earnings in consolidated other income. This change, which was recorded in the third quarter of 2006, reduced consolidated other income and the consolidated provision for taxes by $7,700.

Other income for the third quarter of 2005 consists primarily of $2,000 of interest income, $10,700 in equity earnings generated from our investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, and $300 of investment income earned by our captive insurance company.

Other income for the first nine months of 2006 consists primarily of $10,200 of interest income, $24,800 in equity earnings generated from our investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, a $1,000 gain on the sale of a previously closed manufacturing facility in Dansville, New York, and $800 of investment income earned by our captive insurance company.

Other income for the first nine months of 2005 consists primarily of $6,500 of interest income, $24,600 in equity earnings generated from our investments, primarily from minority ownership interests, in build, own, and operate projects in Italy and Chile, a $1,500 gain recognized in the U.K. on the sale of an investment, $1,100 of investment income earned by our captive insurance company, and non-contract related claim recoveries and adjustments of $3,200.

Consolidated Other Deductions:

	September 29, 2006	September 30, 2005	$ Change	% Change

Three months ended	$14,983	$6,415	$8,568	133.6%
Nine months ended	$33,070	$25,684	$7,386	28.8%

Other deductions for the third quarter of 2006 consists primarily of $2,000 of bank fees, $5,600 of legal fees, $700 of consulting fees, $1,500 of exchange losses, $4,200 provision for environmental dispute resolution and remediation costs, and $(200) of bad debt recovery.

Other deductions for the third quarter of 2005 consists primarily of $1,400 of bank fees, $3,600 of legal fees, $700 of environmental costs, and $(3,700) of bad debt recovery.

Other deductions for the first nine months of 2006 consists primarily of $5,500 of bank fees, $13,400 of legal fees, $4,000 of consulting fees, $2,600 of exchange losses, $4,300 provision for environmental dispute resolution and remediation costs, and $(1,200) of bad debt recovery.

Other deductions for the first nine months of 2005 consists primarily of $7,300 of bank fees, $3,500 of which was associated with our previous senior credit facility, $7,300 of legal fees, $3,200 of exchange losses, $3,600 of environmental costs, and $(6,500) of bad debt recovery.

Back to Index

Consolidated Interest Expense:

	September 29, 2006	September 30, 2005	$ Change	% Change

Three months ended	$5,068	$12,590	$(7,522)	(59.7)%
Nine months ended	$19,803	$41,412	$(21,609)	(52.2)%

The decrease in third quarter and year-to-date 2006 interest expense reflects the benefits from our debt reduction initiatives completed in the second quarter of 2006.

Consolidated Minority Interest:

	September 29, 2006	September 30, 2005	$ Change	% Change

Three months ended	$2,255	$2,117	$138	6.5%
Nine months ended	$3,251	$4,903	$(1,652)	(33.7)%

Minority interest reflects third-party ownership interests in the results of our Global Power Group’s Martinez, California gas-fired cogeneration facility, and manufacturing facilities in Poland and the People’s Republic of China. The change in the year-to-date 2006 minority interest expense results primarily from higher gas prices and, to a lesser extent, maintenance expenses at the Martinez cogeneration facility.

Consolidated Net Gains on Asbestos:

	September 29, 2006	September 30, 2005	$ Change	% Change

Three months ended	$36,074	$—	$36,074	N/M
Nine months ended	$115,664	$—	$115,664	N/M

N/M – not meaningful.

Primarily as a result of asbestos insurance settlements and a favorable ruling of our appeal of the New York state trial court decision that previously had held that New York, rather than New Jersey, law applies in the coverage litigation with our subsidiaries’ insurers, we recorded net gains of $36,100 and $115,700 in the three and nine months ended September 29, 2006, respectively. Refer to Note 12 to the condensed consolidated financial statements in this Form 10-Q for more information.

Consolidated Prior Senior Credit Agreement Fees and Expenses:

	September 29, 2006	September 30, 2005	$ Change	% Change

Three months ended	$14,823	$—	$14,823	N/M
Nine months ended	$14,823	$—	$14,823	N/M

N/M – not meaningful.

The prior senior credit agreement fees and expenses result from the voluntary replacement of our previous senior credit agreement with a new senior credit agreement in October 2006. We were required to pay a prepayment fee of $5,000 in October 2006 as a result of the early termination of this agreement. We also recorded $439 in other termination fees and expenses. In addition, the early termination also resulted in the impairment of $9,400 of unamortized fees and expenses paid in 2005 associated with this agreement. In total, we recorded a charge of $14,800 in the third quarter of 2006 in connection with the termination of the prior senior credit agreement.

Back to Index

Consolidated Loss on Debt Reduction Initiatives:

	September 29, 2006	September 30, 2005	$ Change	% Change

Three months ended	$—	$40,213	$(40,213)	(100.0)%
Nine months ended	$12,483	$41,513	$(29,030)	(69.9)%

The consolidated loss on debt reduction initiatives for the year-to-date 2006 period results from the debt reduction activities completed in the second quarter of 2006. The charge to income reflects a loss of $8,200 on the 2011 senior notes exchange transaction resulting primarily from the difference between the fair market value of the common shares issued and the carrying value of the 2011 senior notes exchanged, a loss of $3,900 on the 2011 senior notes redemption transaction resulting primarily from a make-whole premium payment, and a loss of $200 on the trust preferred securities and convertible notes redemptions resulting primarily from the write-off of deferred charges. The consolidated loss on the debt reduction initiatives was offset by an improvement in consolidated shareholders’ equity/(deficit) of $58,800, resulting from the issuance of our common shares.

The consolidated loss on debt reduction initiatives for the third quarter and year-to-date 2005 periods results from the trust securities exchange offer consummated in August 2005. The charge to income, which was substantially non-cash, reflects primarily the difference between the fair market value of the common shares issued and the carrying value of the trust preferred securities. The consolidated loss on the debt reduction initiatives was offset by an improvement in consolidated shareholders’ equity/(deficit) of $129,100, resulting from the issuance of the common shares.

Consolidated Provision for Income Taxes:

	September 29, 2006	September 30, 2005	$ Change	% Change

Three months ended	$6,146	$17,400	$(11,254)	(64.7)%
Nine months ended	$52,487	$38,471	$14,016	36.4%

The consolidated tax provision results from the fact that certain of our operating units in Europe and Asia are profitable and are recording a provision for national and/or local income taxes. The consolidated tax provision also includes certain domestic state taxes and other U.S. permanent items. Additionally, taxes may be due in countries where our operating units execute project-related work. The pretax earnings of these profitable operations cannot be offset against certain other operations generating losses. Further, with regard to our operations generating losses, SFAS No. 109, “Accounting for Income Taxes,” requires us to reduce our deferred tax benefits by a valuation allowance when, based upon available evidence, it is more likely than not that these tax benefits will not be realized for these operations in the future. Additionally, pretax earnings generated by operating units subject to a valuation allowance result in a reduction of the valuation allowance and favorably impact our effective tax rate, which occurred in the U.S. during the second and third quarters of 2006 (as a result of the net gains on asbestos) and in certain non-U.S. jurisdictions.

Our effective tax rate is dependent on the location and amount of our taxable earnings and the effects of changes in valuation allowances. The difference between the statutory and effective tax rates for the three and nine months ended September 29, 2006 results predominantly from earnings in jurisdictions where we have previously recorded a full valuation allowance (primarily the U.S. as a result of the net gains on the asbestos settlements and certain non-U.S. jurisdictions) and non-U.S earnings taxed at rates lower than the U.S. statutory rate offset by losses subject to valuation allowance in certain other non-U.S. jurisdictions and certain U.S. permanent items. We also experienced a decrease in our consolidated tax provision during the three months ended September 29, 2006 related to our equity earnings on certain build, own, and operate projects in Italy. For more information on this change, please refer to the section entitled “Consolidated Other Income” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The difference between the statutory and effective tax rates for the three and nine months ended September 30, 2005 results predominantly from taxable income in certain jurisdictions (primarily non-U.S.) combined with a valuation allowance offsetting other loss benefits in other jurisdictions (primarily U.S.). We monitor the jurisdictions for which valuation allowances against deferred tax assets were established in previous years. As we currently are experiencing a positive earnings trend in certain of these jurisdictions, we continue to evaluate the need to reverse such valuation allowances with respect to the deferred tax assets of these jurisdictions on a quarterly basis. Such evaluation includes a review of all available evidence, both positive and negative, in determining whether a valuation allowance is necessary.

Back to Index

For statutory purposes, the majority of the domestic federal tax benefits, against which valuation reserves have been taken, do not expire until 2024 and beyond, based on current tax laws.

Consolidated EBITDA:

	September 29, 2006	September 30, 2005	$ Change	% Change

Three months ended	$95,059	$20,248	$74,811	369.5%
Nine months ended	$293,450	$113,657	$179,793	158.2%

The increase in consolidated EBITDA reflects the impact of the aforementioned asbestos settlements, partially offset by the impact of debt reduction initiatives and the costs associated with the replacement of our senior credit agreement, along with strong operating performance in our Global E&C Group, offset by our Global Power Group operations in Europe. See the individual segment explanations below for additional details.

EBITDA is a supplemental, non-generally accepted accounting principle financial measure. EBITDA is defined as income before income taxes (and before goodwill charges), interest expense, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. EBITDA, after adjustment for unusual and infrequent items specifically excluded in the terms of our current and prior senior credit agreements, is used for certain covenants under our current and prior senior credit agreements. We believe that the line item on our condensed consolidated statement of operations and comprehensive income/(loss) entitled “net income/(loss)” is the most directly comparable generally accepted accounting principle (“GAAP”) financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income/(loss) as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income/(loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

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

A reconciliation of EBITDA, a non-GAAP financial measure, to net income/(loss), a GAAP measure, is shown below.

Back to Index

	Total	Global E&C Group		Global Power Group		C&F Group(1)

Three Months Ended September 29, 2006
EBITDA	$95,059	$78,668	(2)	$20,371	(2)	$(3,980	)(2)

Less: Interest expense	(5,068)
Less: Depreciation and amortization	(8,018)

Income before income taxes	81,973
Provision for income taxes	(6,146)

Net income	$75,827

Three Months Ended September 30, 2005
EBITDA	$20,248	$54,880	(3)	$27,510	(3)	$(62,142	)(3)

Less: Interest expense	(12,590)
Less: Depreciation and amortization	(6,964)

Income before income taxes	694
Provision for income taxes	(17,400)

Net loss	$(16,706)

Nine Months Ended September 29, 2006
EBITDA	$293,450	$221,027	(4)	$56,342	(4)	$16,081	(4)

Less: Interest expense	(19,803)
Less: Depreciation and amortization	(22,284)

Income before income taxes	251,363
Provision for income taxes	(52,487)

Net income	$198,876

Nine Months Ended September 30, 2005
EBITDA	$113,657	$133,552	(5)	$90,174	(5)	$(110,069	)(5)

Less: Interest expense	(41,412)
Less: Depreciation and amortization	(21,361)

Income before income taxes	50,884
Provision for income taxes	(38,471)

Net income	$12,413

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.
(2)

Includes in the three months ended September 29, 2006: (decreased)/increased contract profit of $(10,300) from the regular re-evaluation of contract profit estimates: $2,900 in our Global E&C Group and $(13,200) in our Global Power Group; net gains on asbestos of $36,100 recorded in C&F; and an aggregate charge of $(14,800) recorded in C&F in conjunction with the termination of our previous senior credit agreement.

(3)

Includes in the three months ended September 30, 2005: increased contract profit of $28,800 from the regular re-evaluation of contract profit estimates: $18,300 in our Global E&C Group and $10,500 in our Global Power Group; and a net charge of $(40,200) recorded in C&F in conjunction with the trust preferred securities exchange offer consummated in August 2005.

(4)

Includes in the nine months ended September 29, 2006: increased/(decreased) contract profit of $1,000 from the regular re-evaluation of contract profit estimates: $13,800 in our Global E&C Group and $(12,800) in our Global Power Group; net gains on asbestos of $115,700 recorded in C&F; an aggregate charge of $(14,800) recorded in C&F in conjunction with the termination of our previous senior credit agreement; and a net charge of $(12,500) recorded in C&F in conjunction with the debt reduction initiatives completed in April and May 2006.

Back to Index

(5)

Includes in the nine months ended September 30, 2005: increased contract profit of $93,700 from the regular re-evaluation of contract profit estimates: $62,900 in our Global E&C Group and $30,800 in our Global Power Group; $(3,500) of credit agreement costs associated with a previous senior credit facility in C&F; and a net charge of $(41,500) recorded in C&F in conjunction with the trust preferred securities exchange offer consummated in August 2005.

Reportable Segments

We use several financial metrics to measure the performance of our business segments. EBITDA, as discussed and defined above, is the primary earnings measure used by our chief decision makers.

Global E&C Group

	Three Months Ended				Nine Months Ended

	September 29, 2006	September 30, 2005	$ Change	% Change	September 29, 2006	September 30, 2005	$ Change	% Change

Third-party revenues	$619,659	$366,517	$253,142	69.1%	$1,515,382	$1,044,915	$470,467	45.0%

EBITDA	$78,668	$54,880	$23,788	43.3%	$221,027	$133,552	$87,475	65.5%

Results

The increases in revenues reflect primarily increased volumes of work at all of our Global E&C Group operating units. Projects in the Middle East, Australia and Italy in the oil and gas and chemical/petrochemical industries led the increase in activities.

The increases in EBITDA result primarily from the increased volumes of work and improved margins at our European and North American operations. The markets served by our Global E&C Group remain strong and we have increased our direct manpower by 10.7% during the third quarter of 2006, primarily in our United Kingdom, Indian, North American and Asian offices to help capture the market growth. We plan to continue to expand our operational capacity throughout 2006.

Overview of Segment

Strong global economic growth and strong demand for oil and gas, petrochemicals and refined products continues to stimulate investment in new and expanded plants. We expect global economic growth and demand for oil and gas, petrochemicals and refined products to remain strong throughout the remainder of 2006 and through 2007.

Although oil and gas prices have fallen in recent weeks, they continue to be at historically high levels, leading to increased investment in oil and gas production facilities. This is expected to continue throughout 2006 and 2007. We anticipate that oil and gas spending will increase in most regions, particularly West Africa, the Middle East, Russia and the Caspian states. We believe that rising demand for natural gas in Europe, Asia and the United States, combined with a shortfall in indigenous production, continues to act as a stimulant to the liquefied natural gas (“LNG”) business. We expect that investment will continue throughout 2006 and 2007 for both LNG liquefaction plants and receiving terminals.

We believe that the global refining system is running at very high utilization rates, which combined with increasing global demand for transportation fuels and the current wide price differential between heavier higher-sulfur crudes and lighter, sweeter crudes, is stimulating refinery investment, particularly to process heavier, higher-sulfur crudes.

The aforementioned price differential also drives the strong economic case for upgrading refinery residue to higher value transportation fuels and we expect to see substantial investment in bottom-of-the-barrel upgrading projects in Europe, the United States and potentially Asia. We believe that additional client refinery investment decisions will be made this year and into 2007. We have considerable experience and expertise in this area including our proprietary delayed coking technology. We have seen an increase in the number of studies for potential delayed coking refinery units and our delayed coking technology, know-how, and experience designing and constructing delayed cokers places us in a good competitive position to address this market. We are currently working on several delayed coking projects in South America, the U.S. and Europe.

Back to Index

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

Investment in petrochemical plants rose sharply in 2004 and 2005 in response to strong demand growth. The majority of this investment has been centered in the Middle East. We believe that continued strong demand growth will support further new investment in the Middle East and Asia throughout 2006 and 2007. We continue to execute several major petrochemical contracts.

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

Global Power Group

	Three Months Ended				Nine Months Ended

	September 29, 2006	September 30, 2005	$ Change	% Change	September 29, 2006	September 30, 2005	$ Change	% Change

Third-party revenues	$290,979	$165,864	$125,115	75.4%	$786,347	$536,534	$249,813	46.6%

EBITDA	$20,371	$27,510	$(7,139)	(26.0)%	$56,342	$90,174	$(33,832)	(37.5)%

Results

The increases in revenues result from increased bookings that largely occurred in the fourth quarter of 2005 and the first quarter of 2006 in our operations in Europe and North America.

Our Global Power Group experienced lower levels of year-to-date 2006 EBITDA as compared to 2005 primarily as a result of poor performance on eight contracts resulting in approximately $26,200 of reductions in contract profit in Europe and North America in the first nine months of 2006; net gains of approximately $2,600 on contract dispute settlements with clients in North America that occurred in 2005 that were not repeated in 2006; and from reduced margins on projects currently being executed in Europe and North America versus several high margin contracts executed in Asia during 2005.

The contracts awarded in 2005 and early 2006 remain in the relatively early stages of execution when we typically have low levels of physical progress achieved, resulting in relatively low levels of EBITDA. As physical progress on these projects is achieved throughout the balance of 2006 and into the first quarter of 2007 and as progress is achieved on more recent bookings containing higher margins, we anticipate increased levels of EBITDA.

Our senior management team continues to work on strategic initiatives to improve the Global Power Group’s financial performance.

Overview of Segment

Although the solid fuel-fired boiler market remains highly competitive, we believe that there are several continuing global market forces that will positively influence our Global Power Group. We believe that continued worldwide economic growth is driving power demand growth in most world regions. In addition, global natural gas and oil supply concerns have driven gas and oil prices upwards to historically high levels. We expect natural gas fuel price volatility to remain high over the next 3-5 years due to declining domestic supplies in the world’s largest industrialized countries. In addition, we expect growth in sales of our environmental retrofit products due to further tightening of environmental regulations, including the development and growing acceptance of global greenhouse gas regulation. We believe that the combined effect of these factors will have a significant positive influence on the demand for our products and services, such as new utility and industrial solid fuel boilers, boiler services, boiler environmental products, and boiler-related construction services.

Back to Index

In North America, we believe the declining generating capacity reserves across the region coupled with persistent high oil and natural gas pricing is spurring market growth for large coal utility boilers. Given the uncertainty of future greenhouse gas regulation, we are seeing a growing market preference for supercritical utility boilers. Plants that use these technologies operate more efficiently by producing the least amount of air emissions, including greenhouse gas, per unit of electricity produced. We believe clients are selecting these technologies as a hedge against future greenhouse gas, mercury and other pollutant regulation that could occur in the near term. Due to this market direction, our Global Power Group is now actively marketing large-scale supercritical boiler technology as part of our utility boiler product portfolio to capitalize on this business opportunity. From the industrial sector, we are seeing growth in the solid fuel industrial boiler market, driven by high oil and gas pricing. These boilers offer industrial clients an attractive economic solution to supply their energy needs by utilizing low cost biomass and other solid opportunity fuels. Many of these fuels also carry governmental tax credits and other financial incentives to encourage their use as renewable fuels making them more attractive to both the industrial and utility power sectors. We believe that our circulating fluidized-bed, or CFB, boiler technology is well positioned to serve this market segment due to its outstanding fuel flexibility and excellent environmental performance. The U.S. Environmental Protection Agency’s, or EPA’s, recent finalization of the Clean Air Interstate Rule and the implementation of earlier New Source Review lawsuit settlements brought against a number of utilities by the EPA continue to drive a strong retrofit pollution control market, including add-on pollution control systems, such as low NOx combustion systems, selective catalytic reduction systems and flue gas desulphurization systems. This market trend should benefit sales of our environmental products. Finally, we believe that due to reducing capacity margins (which represents the amount of unused available capability as a percentage of total capability), coal utility power plants are running harder to produce more electricity, which in turn is spurring maintenance investment by owners. We also think that owners are making larger capital investments in these plants to extend their lives. We believe these factors are helping to maintain a strong boiler service market, which should benefit our boiler service business.

We own a 50.5% interest in Martinez Cogen L.P., which owns and operates a natural gas fired cogeneration facility located at, and supplying most of its electrical and steam output to, an oil refinery in Martinez, California. The financial condition, results of operations and cash flows of Martinez Cogen L.P. are impacted by, among other things, the cost of natural gas and the electric tariffs upon which most of its revenues are based. The electric tariffs are set by independent regulatory agencies and are updated periodically. Martinez Cogen L.P. is at risk if the electric tariffs decrease or do not increase sufficiently to recover the increased cost of natural gas within a timely period. Additionally, the oil refinery purchasing the electricity and steam has the contractual right to purchase the plant at a price determined by the greater of the fair market value or book value of the facility. Depending upon market conditions at the time such purchase option might be exercised, an accounting impairment charge or gain could result. While the exercise of the purchase option is possible, we cannot predict the timing of any potential purchase option exercise or reasonably estimate the possible loss or gain that could result. The management of Martinez Cogen L.P. is discussing with the refinery a potential restructuring of the agreements between Martinez Cogen L.P. and the refinery.

In Europe, we believe that many of the same market forces discussed above are resulting in similar beneficial market trends for our European power business. We believe that declining power capacity reserves across the region coupled with persistent high oil and natural gas pricing is spurring market growth for large utility coal boilers. Due to Europe’s historical preference for high efficiency coal power plants and active greenhouse gas regulation for power plants (emissions trading scheme), we believe supercritical boiler technology will continue to be the preference in the utility boiler market sector. For this market segment, we believe that our supercritical CFB technology significantly increases our opportunity to take full advantage of the substantial domestic coal reserves held by many industrialized nations. In the fourth quarter of 2005, we were awarded a lump-sum turnkey contract for the design, supply and erection of the world’s largest CFB boiler and the world’s first supercritical CFB unit in Poland. From the industrial sector, driven by increasing power prices, and high oil and gas pricing, we are seeing growth in the solid fuel industrial power market, which is benefiting sales of our industrial boilers. The European Union, or EU, has established regulation and incentive programs to encourage the use of biomass and other waste fuels, which we believe is spurring growth both in the industrial and utility sectors for our CFB boilers market. We believe that the EU’s new landfill and waste recycling directives has opened a new market for our CFB boilers firing refuse derived fuels. The EU’s Large Combustion Plant Directive, or LCPD, is expected to drive growth in the retrofit pollution control market, which should benefit our environmental products business. Due to the LCPD’s relatively mild first step reduction goals, we do not expect to see significant growth until after 2008 in this sector. Finally, coal utility power plants in Europe are running harder to produce more electricity spurring maintenance and life extension investment by owners. Similar to the U.S., reduced capacity margins are driving this market, which is having a positive effect on the volume of our boiler service sales.

Back to Index

In Asia, we believe that high economic growth continues to drive strong power demand growth and demand for new power capacity. The region’s historically high coal use, now coupled with high world oil and gas pricing, will likely continue to drive growth for coal-fueled utility and industrial boilers in the region. The region contains some of the world’s largest utility and industrial boiler markets, such as China and India, offering opportunities to our Global Power Group businesses. Historically, it has been difficult for foreign companies to penetrate these markets due to national trade policies and client preference for local companies. To maximize our opportunities, we are pursuing a licensing strategy that gives us the double benefit of gaining access to these closed markets while expanding our capacity and resources through our licensees to expand further in the global market place. Due to the region’s growing environmental awareness, we see opportunities for our CFBs as well as our supercritical pulverized coal, or PC, boiler technologies, as well as biomass and opportunity fuel applications. We also see substantial opportunity for our CFB boilers in the potentially large Indian power market resulting from the country’s abundant low quality coals. Finally, reduced capacity margins are also resulting in coal utility power plants being run harder to produce more electricity spurring maintenance and life extension investment by owners, offering further opportunity for our boiler services.

Due to these market factors, the Global Power Group is actively marketing our PC and CFB boilers utilizing both conventional as well as supercritical steam designs, and our boiler maintenance services on a worldwide scale.

Liquidity and Capital Resources

Year-to-Date 2006 Activities

As of September 29, 2006, we had cash and cash equivalents on hand, short-term investments and restricted cash totaling $509,700, compared to $372,700 as of December 30, 2005. The increase results primarily from cash provided from operations of $133,600, cash provided by financing activities of $7,000 and favorable exchange rate changes on cash and cash equivalents of $11,600, partially offset by cash used in investing activities of $16,000. Of the $509,700 total at September 29, 2006, $372,500 was held by our foreign subsidiaries. See Note 1 to the condensed consolidated financial statements in this Form 10-Q for additional details on cash and restricted cash balances.

We generated cash from operations of $133,600 in the first nine months of 2006, compared to generating $900 of cash from operations during the comparable period in 2005. Our operating cash flow during the first nine months of 2006 was impacted primarily by the strong operating performance of our Global E&C Group. Our working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts. Working capital in our Global E&C Group tends to rise as the workload of reimbursable contracts increases while working capital tends to decrease in our Global Power Group when the workload increases. The cash generated from operations in the first nine months of 2005 results primarily from the operating performance of both our Global E&C Group and Global Power Group.

Capital expenditures in the first nine months of 2006 were $19,400, compared to $6,700 for the comparable period of 2005. The capital expenditures related primarily to leasehold improvements, information technology equipment and office equipment at our Global E&C Group offices in the United Kingdom, Continental Europe and Asia-Pacific and the expansion of the Global Power Group’s manufacturing facility in China. We anticipate spending an additional $1,100 on the expansion of this manufacturing facility over the remainder of 2006, which we anticipate financing with a local debt facility. We also anticipate spending €22,000 (approximately $27,900 at the current exchange rate) in our FW Power S.r.L. business over the balance of 2006 and 2007 as we continue construction of the electric power generating wind farm projects in Italy. We anticipate financing €19,000 (approximately $24,100 at the current exchange rate) of these construction costs with special purpose limited recourse project debt, although such financing has not yet been secured.

Back to Index

Cash provided by financing activities in the first nine months of 2006 was $7,000, compared to using $27,200 of cash for financing activities in the comparable period in 2005. The cash provided by financing activities in the first nine months of 2006 reflects primarily warrant offer proceeds and stock option proceeds, partially offset by the redemption of the 2011 senior notes and trust preferred securities. The cash used in financing activities in the first nine months of 2005 results primarily from the payment of financing costs of $13,400 in conjunction with the execution of our previous senior credit agreement and planned debt repayments of $11,500.

In October 2006, we closed on a new five-year, $350,000 senior credit agreement, which replaced the senior credit agreement arranged in 2005. This new senior credit agreement provides increased bonding capacity and financial flexibility at a significantly lower cost when compared to the prior senior credit agreement. The new senior credit agreement permits us to utilize the facility by issuing letters of credit up to $350,000. A portion of the letters of credit issued under the new senior credit agreement have performance pricing that is decreased (or increased) as a result of certain improvements (or deteriorations) in the credit rating of the new senior credit agreement as reported by Moody’s and/or Standard & Poors. We also have the option to use up to $100,000 of the $350,000 for revolving borrowings at a rate equal to LIBOR plus 2%, subject also to the performance pricing noted above. However, we have no current plans to borrow on the revolver. There is also a $10,000 sub-limit for swingline loans, which permits borrowings on short notice. We paid approximately $5,500 in fees and expenses in conjunction with the execution of the new senior credit agreement in the fourth quarter of 2006. We also paid a prepayment fee of approximately $5,000 in October 2006 in conjunction with the early termination of our previous senior credit agreement.

The assets and/or stock of certain of our domestic and foreign subsidiaries collateralize our obligations under the new senior credit agreement. The new senior credit agreement contains various customary restrictive covenants that generally limit our ability to, among other things, incur additional indebtedness or guarantees, create liens or other encumbrances on property, sell or transfer certain property and thereafter rent or lease such property for substantially the same purposes as the property sold or transferred, enter into a merger or similar transaction, make investments, declare dividends or make other restricted payments, enter into agreement’s with affiliates that are not on an arms’ length basis, enter into any agreement that limits our ability to create liens or the ability of a subsidiary to pay dividends, engage in any new lines of business, with respect to Foster Wheeler Ltd., change Foster Wheeler Ltd.’s fiscal year or, with respect to Foster Wheeler Ltd. and one of our holding company subsidiaries, directly acquire ownership of the operating assets used to conduct any business.

In addition, the new senior credit agreement contains financial covenants requiring us not to exceed a maximum total leverage ratio, which compares total indebtedness, as defined in the senior credit agreement, to EBITDA, as defined in the senior credit agreement, and to maintain a minimum interest coverage ratio, which compares EBITDA, as defined in the senior credit agreement, to interest expense, as defined in the senior credit agreement. The agreement also limits the aggregate amount of capital expenditures in any single fiscal year to $40,000, subject to certain exceptions. We must be in compliance with the total leverage ratio at all times, but the interest coverage ratio is measured quarterly. We are in compliance with all financial covenants and other provisions of the new senior credit agreement.

In April 2006, we consummated the exchange of 1,277,900 of our common shares for $50,000 of outstanding aggregate principal amount of our 2011 senior notes. Under the terms of the exchange, the participating holders received 25.558 common shares for each thousand dollars of aggregate principal amount of 2011 senior notes, including accrued and unpaid interest, exchanged. In addition, we called for redemption of the remaining amount of 2011 senior notes and trust preferred securities. In May 2006, we redeemed the remaining $61,500 of outstanding aggregate principal amount of our 2011 senior notes and the remaining $6,000 of outstanding aggregate principal amount of our trust preferred securities. In June 2006, we executed an open market purchase of $1,000 of outstanding aggregate principal amount of our convertible notes. These debt reduction initiatives reduced the carrying amount of our debt by $122,100, reduced the amount of accrued interest by $4,900, improved consolidated shareholders’ equity/(deficit) by $46,500 and reduced our cash on hand by $79,800. The improvement in consolidated shareholders’ equity/(deficit) reflects the issuance of new common share equity of $58,800 offset by a charge to income of $12,300. The charge to income, which was recorded in the second quarter of 2006, reflects a loss of $8,200 on the 2011 senior notes exchange resulting primarily from the difference between the fair market value of the common shares issued and the carrying value of the 2011 senior notes exchanged, a loss of $3,900 on the 2011 senior notes redemption resulting primarily from a make-whole premium payment, and a loss of $200 on the trust preferred securities and convertible notes redemptions resulting primarily from the write-off of deferred charges.

Back to Index

In April 2006, we also completed the purchase of the remaining 51% interest in MF Power S.r.L., a special purpose joint venture that was 49% owned by us prior to the acquisition. We now own 100% of the equity interest of MF Power S.r.L., which was renamed FW Power S.r.L. immediately following the acquisition. FW Power S.r.L. is dedicated to the development, construction and operation of electric power generating wind farm projects in Italy. In accordance with the terms of the purchase agreement, we are required to pay a purchase price of €16,400, of which €12,600 (approximately $15,200 at the exchange rate in effect at the time of payment) was paid at closing and €3,800 (approximately $4,800 at the current exchange rate) is due upon start of construction of one of the three wind farms being developed by FW Power S.r.L. The purchase price is also subject to adjustments based on receipt by FW Power S.r.L. of additional grants from the Italian government and we are expecting to make an additional payment of €3,100 (approximately $4,000 at the current exchange rate). FW Power S.r.L. had €26,200 (approximately $31,700 at the exchange rate in effect at closing) of non-recourse project debt at closing and €16,700 (approximately $20,300 at the exchange rate in effect at closing) of cash as of the closing date.

In January 2006, we completed transactions which increased the number of common shares to be delivered upon the exercise of our Class A and Class B common share purchase warrants during the offer period and raised $75,300 in net proceeds. The exercise price per warrant was not increased in the offers. Holders of approximately 95% of the Class A warrants and 57% of the Class B warrants participated in the offers resulting in the aggregate issuance of approximately 8,403,500 common shares. As described above, we used the warrant proceeds to redeem the remaining amounts of our 2011 senior notes and trust preferred securities.

Outlook

Our weekly liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, working capital needs, unused credit line availability and claims recoveries and proceeds from asset sales, if any. These forecasts extend over a twelve-month period and continue to indicate that sufficient liquidity will be available throughout such period without having to utilize the revolving portion of the new senior credit facility.

It is customary in the industries in which we operate to provide standby letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. We are required in certain circumstances to provide security to banks and the surety to obtain new standby letters of credit, bank guarantees and performance bonds. Certain of our European subsidiaries are required to and have cash collateralized $7,200 and $15,600 of their bonding requirements as of September 29, 2006 and December 30, 2005, respectively.

Our domestic operating entities do not generate sufficient cash flow to cover the costs related to our obligations to fund U.S. pension plans, asbestos-related liabilities and corporate overhead expenses. Consequently, we require cash repatriations from our non-U.S. subsidiaries in the normal course of our operations to meet our domestic cash needs and have successfully repatriated cash for many years. Our current 2006 forecast assumes total cash repatriation from our non-U.S. subsidiaries of approximately $101,800 from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends. We repatriated $82,400 and $86,100 from our non-U.S. subsidiaries in the first nine months of 2006 and 2005, respectively.

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

We have funded $30,200 of the asbestos liability indemnity payments and defense costs from our cash flow in the first nine months of 2006, net of the cash received from insurance settlements. We are expecting net positive cash inflows of approximately $38,000 in the fourth quarter of 2006 from our asbestos management program. The estimated positive fourth quarter of 2006 net cash inflow represents the excess of our estimated cash receipts from existing insurance settlements over our estimated indemnity payments and defense costs. For all of 2006, we forecast a net cash inflow of approximately $7,800 from our asbestos management program. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments.

Back to Index

Asbestos trust fund legislation has been proposed in the U.S. Senate. This proposed legislation, should it become law in its original form, would alter our forecast payment obligations, and we would not receive any payments for future costs under our settlement agreements that could be used by us for contributions to the trust fund. Under the form of the legislation reintroduced in the Senate in May 2006, our annual contributions to a national trust fund over 30 years in lieu of any other liability for asbestos claims would be limited so that we would contribute no more than the lesser of 5% of our annual adjusted cash flow, subject to certain aggregate caps and minimums, or $19,250. We have supported this modification to the legislation. If the legislation were not enacted prior to the end of the current Congressional session, it would need to be reintroduced as a new bill in the next Congress in order to be considered.

In the third quarter of 2006, we successfully restructured a contract with a U.S. government agency. The contract was being invoiced on a fixed price basis and is now being invoiced on a cost reimbursable plus fixed fee basis. The restructuring resolved all pending requests for equitable adjustment, or REAs, which were previously assumed in our June 30, 2006 condensed consolidated financial statements and we collected $13,500 in September 2006.

We maintain several defined benefit pension plans in the United States, United Kingdom, and Canada. Funding requirements for these plans are dependent, in part, on the performance of global capital markets and the discount rates used to calculate the present value of the liability. The poor performance of the global capital markets in the past and low interest rates significantly increased the funding requirements for these plans. The non-U.S. plans are funded from the local operating cash flows while funding for the U.S. plans is included within our U.S. working capital requirements. Our U.S. pension plans are frozen and our U.K. plans are closed to new entrants. The funding requirements for our U.S. and foreign pension plans will approximate $22,900 and $28,100, respectively, in 2006. See Note 5 to the condensed consolidated financial statements in this Form 10-Q for additional information on our pension plans.

Please refer to Note 4 to the condensed consolidated financial statements in this Form 10-Q for further information regarding our debt obligations.

We have not declared or paid a common share dividend since July 2001. We were prohibited from paying dividends under our two prior senior credit agreements. Our current credit agreement also contains limitations on the payment of dividends.

Capital Structure

We have the following common shares and common share equivalents as of November 1, 2006:

	Units	Common Share Equivalents

Common shares outstanding	68,689,408	68,689,408
Convertible preferred shares outstanding	3,671	239,080
Stock options outstanding	2,388,153	2,388,153
Class A common share purchase warrants outstanding	208,618	351,334
Class B common share purchase warrants outstanding	14,701,982	1,062,953
Restricted stock units outstanding	339,314	339,314

Common shares and common share equivalents outstanding		73,070,242
Common shares available for issuance		74,931,479

Authorized common shares		148,001,721

Back to Index

Off-Balance Sheet Arrangements

We own several non-controlling equity interests in power projects in Chile and Italy. Certain of the projects have third-party debt. We have also issued guarantees for the Chilean project. Please refer to Note 3 to the condensed consolidated financial statements in this Form 10-Q for further information related to these projects.

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

Back to Index

	September 29, 2006			September 30, 2005

	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total

NEW ORDERS BY PROJECT LOCATION:
Third quarter:
North America	$142,200	$119,600	$261,800	$9,700	$144,200	$153,900
South America	1,300	33,500	34,800	84,800	3,600	88,400
Europe	349,700	53,100	402,800	215,200	128,100	343,300
Asia	1,088,300	39,900	1,128,200	86,600	14,100	100,700
Middle East	99,800	—	99,800	249,000	—	249,000
Australasia and other	66,800	1,900	68,700	6,900	—	6,900

Total	$1,748,100	$248,000	$1,996,100	$652,200	$290,000	$942,200

Year-to-date:
North America	$279,400	$648,700	$928,100	$41,100	$381,600	$422,700
South America	11,700	80,500	92,200	106,900	9,000	115,900
Europe	615,800	235,800	851,600	463,200	252,200	715,400
Asia	1,276,000	84,600	1,360,600	151,400	33,100	184,500
Middle East	1,011,600	1,300	1,012,900	438,500	4,700	443,200
Australasia and other	275,700	2,900	278,600	962,500	700	963,200

Total	$3,470,200	$1,053,800	$4,524,000	$2,163,600	$681,300	$2,844,900

NEW ORDERS BY INDUSTRY:
Third quarter:
Power generation	$90,600	$218,300	$308,900	$148,600	$260,600	$409,200
Oil refining	822,100	—	822,100	202,600	—	202,600
Pharmaceutical	35,800	—	35,800	29,600	—	29,600
Oil and gas	166,200	—	166,200	201,200	—	201,200
Chemical/petrochemical	562,300	—	562,300	131,700	—	131,700
Power plant operation	—	29,700	29,700	—	29,400	29,400
Environmental	81,500	—	81,500	(3,300)	—	(3,300)
Eliminations and others	(10,400)	—	(10,400)	(58,200)	—	(58,200)

Total	$1,748,100	$248,000	$1,996,100	$652,200	$290,000	$942,200

Year-to-date:
Power generation	$93,200	$972,300	$1,065,500	$236,100	$597,900	$834,000
Oil refining	1,294,900	—	1,294,900	395,800	—	395,800
Pharmaceutical	84,800	—	84,800	55,500	—	55,500
Oil and gas	425,700	—	425,700	1,267,300	—	1,267,300
Chemical/petrochemical	1,451,400	—	1,451,400	263,700	—	263,700
Power plant operation	—	81,500	81,500	—	83,400	83,400
Environmental	96,200	—	96,200	37,700	—	37,700
Eliminations and others	24,000	—	24,000	(92,500)	—	(92,500)

Total	$3,470,200	$1,053,800	$4,524,000	$2,163,600	$681,300	$2,844,900

Back to Index

	September 29, 2006			September 30, 2005

	Global E&C Group	Global Power Group	Total	Global E&C Group	Global Power Group	Total

BACKLOG (FUTURE REVENUES) BY CONTRACT TYPE:
Lump-sum turnkey	$246,500	$318,500	$565,000	$449,000	$15,400	$464,400
Other fixed-price	493,000	880,200	1,373,200	238,100	727,900	966,000
Reimbursable	4,107,700	47,000	4,154,700	1,746,700	61,800	1,808,500
Eliminations	(29,800)	6,300	(23,500)	(124,200)	(45,800)	(170,000)

Total	$4,817,400	$1,252,000	$6,069,400	$2,309,600	$759,300	$3,068,900

BACKLOG (FUTURE REVENUES) BY PROJECT LOCATION:
North America	$234,300	$638,600	$872,900	$84,000	$404,200	$488,200
South America	73,700	76,100	149,800	110,600	10,500	121,100
Europe	627,200	403,700	1,030,900	475,100	234,000	709,100
Asia	1,305,000	130,300	1,435,300	229,400	106,900	336,300
Middle East	1,663,400	800	1,664,200	454,600	3,500	458,100
Australasia and other	913,800	2,500	916,300	955,900	200	956,100

Total	$4,817,400	$1,252,000	$6,069,400	$2,309,600	$759,300	$3,068,900

BACKLOG (FUTURE REVENUES) BY INDUSTRY:
Power generation	$154,400	$1,124,000	$1,278,400	$216,700	$647,500	$864,200
Oil refining	1,737,500	—	1,737,500	401,600	—	401,600
Pharmaceutical	138,700	—	138,700	147,500	—	147,500
Oil and gas	1,149,300	—	1,149,300	1,203,100	—	1,203,100
Chemical/petrochemical	1,539,400	—	1,539,400	261,200	—	261,200
Power plant operation	—	128,000	128,000	—	111,800	111,800
Environmental	81,400	—	81,400	124,200	—	124,200
Eliminations and others	16,700	—	16,700	(44,700)	—	(44,700)

Total	$4,817,400	$1,252,000	$6,069,400	$2,309,600	$759,300	$3,068,900

Foster Wheeler scope in backlog	$1,759,500	$1,237,700	$2,997,200	$1,211,300	$742,800	$1,954,100

E&C man-hours in backlog (in thousands)	13,295		13,295	8,597		8,597

The overall increase in consolidated backlog as of September 29, 2006, compared to September 30, 2005, is attributable primarily to our Global E&C Group, where we have won a number of significant contracts. Our third quarter 2006 Global E&C Group awards included an engineering, procurement and construction management, or EPCm, contract for an ethylene oxide/mon-ethylene glycol plant and associated refinery modifications in Singapore; an engineering, procurement and construction, or EPC, contract for a grassroots methyl methacrylate plant in Singapore; an EPC contract for a gas facility in Saudi Arabia; and an EPC contract for a wind farm in Italy. Additionally, our Global E&C Group awards in the first six months of 2006 included contracts to perform process and detailed engineering, to supply delayed coking technology and to provide four coker heaters for a coker project in India; an EPCm contract to provide a delayed coker to a facility in the United States; an EPC contract for a cogeneration facility at a European refinery; a contract for the EPC phase of a heavy crude expansion project for a refinery in the United States; an EPC contract for the utilities and offsite work at a world-scale integrated refining and petrochemical complex in Rabigh, Saudi Arabia; an EPCm contract for a ethylene oxide/mono-ethylene glycol unit in Kuwait; and an EPC contract for safety automating services of the unheading and valve interlock systems on the delayed coking unit at a refinery in the United States.

Back to Index

Our Global Power Group awards for the third quarter of 2006 included a design and supply, or D&S, contract for three boilers for plants in Europe; a D&S contract for a petcoke fired CFB boiler for a plant in South America; a D&S contract for three CFB boilers for a petrochemical facility in the People’s Republic of China; and a D&S contract for a design package for two CFB boilers for a plant in Asia. Our Global Power Group awards in the first six months of 2006 included a D&S contract for two CFB boilers for a new solid-fuel power plant in Texas; a D&S contract for a pulverized-coal boiler for a power plant in the United States; a contract to supply a CFB boiler island for a chemical plant in Bulgaria; a contract to supply new low-NOx burners and to upgrade mill classifiers at a power plant in Spain; a D&S contract to provide two CFB boilers to be used at a proposed solid-fuel generating unit at a power station in Louisiana; a D&S contract for two CFB boilers for an alumina refinery in Brazil; and a design, supply and erection contract for a peat and bio-mass-fired CFB boiler island unit for a combined heat and power plant in Finland.

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

Share-Based Compensation Plans

Our share-based compensation plans include both restricted stock awards and stock option awards. Prior to December 31, 2005, we accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, we used the intrinsic value method of accounting for our stock option awards and did not recognize compensation expense for stock options that were granted at an exercise price equal to or greater than the market price of our common stock on the date of grant. As a result, the recognition of share-based compensation expense was generally limited to the expense attributed to restricted stock awards. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we provided pro forma net income or loss and net earnings or loss per common share disclosures for each period prior to December 31, 2005, as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans, including stock options.

Effective December 31, 2005, we adopted the fair value provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under this method, we recognize share-based compensation expense for (i) all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, and (ii) all future share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

Back to Index

Compensation cost for our share-based plans of $4,100 and $12,800 was charged against income for the three and nine months ended September 29, 2006, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations and comprehensive income/(loss) was $100 and $200 for the three and nine months ended September 29, 2006, respectively. The compensation cost charged against income for the comparable periods of 2005 totaled $2,200 and $6,400 respectively. The related income tax benefit recognized in the condensed consolidated statement of operations and comprehensive income/(loss) was $100 and $300 for the three and nine months ended September 30, 2005, respectively. We received $12,300 in cash from option exercises under our share-based compensation plans for the nine months ended September 29, 2006.

As of September 29, 2006, there was $5,900 and $6,300 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those costs are expected to be recognized over a weighted-average period of approximately 29 months and 28 months, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which incorporates assumptions regarding a number of complex and subjective variables. We then recognize the fair value of each option as compensation cost ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

•	Expected volatility – we estimate the volatility of our common stock at the date of grant using historical volatility adjusted for periods of unusual stock price activity.
•	Expected term – we estimate the expected term of options granted based on a combination of vesting schedules, life of the option and estimates of future exercise behavior patterns.
•	Risk-free interest rate – we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected life of the options in effect at the time of grant.
•	Dividends – we use an expected dividend yield of zero because we have not declared or paid a dividend since July 2001.
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

Back to Index

Accounting Developments

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in tax positions and requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have developed and are currently implementing a plan to recognize the impact on our financial statements of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron-curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and the iron-curtain methods. SAB No. 108 is effective for all annual financial statements covering the first fiscal year ending after November 15, 2006. We do not expect our adoption of this new standard to have an impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires us to recognize the funded status of our defined benefit pension and other postretirement benefit plans on our condensed consolidated balance sheet. SFAS No. 158 also requires us to recognize any gains or losses that arise during the period, which are not recognized as a component of net periodic benefit cost, as a component of other comprehensive income, net of tax. Additionally, SFAS No. 158 requires additional disclosures about certain effects on net periodic benefit cost for the next financial year. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the impact on our financial statements of adopting SFAS No. 158. However, based on the funded status of our defined benefit pension and other postretirement benefit plans as of December 30, 2005 (our most recent measurement date), we would be required to increase our liability for pension and postretirement benefits by approximately $88,900, increase our deferred income tax assets by approximately $36,200 and reduce our shareholders’ equity by approximately $52,700. This estimate will vary from the actual impact of implementing SFAS No. 158 since the ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at December 29, 2006, the actual rate of return on our pension assets for fiscal year 2006 and the tax effects of the adjustment.

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

Back to Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 30, 2005.

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

As of the end of the period covered by this report, our chief executive officer and our chief financial officer carried out an evaluation, with the participation of our Disclosure Committee and management, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Exchange Act Rule 13a-15. Based on this evaluation, our chief executive officer and our chief financial officer concluded, at the reasonable assurance level, that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended September 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 29, 2006, we had cash, cash equivalents, short-term investments and restricted cash of $509,700, of which $372,500 was held by our non-U.S. subsidiaries. Our current 2006 forecast assumes total cash repatriation from our non-U.S. subsidiaries of $101,800 from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends. There can be no assurance that the forecasted foreign cash repatriation will occur as our non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, to comply with covenants and for other general corporate purposes. The repatriation of funds may also subject those funds to taxation.

Our international operations involve risks that may limit or disrupt operations, limit repatriation of cash, increase foreign taxation or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flow.

We have substantial international operations that are conducted through foreign and domestic subsidiaries, as well as through agreements with foreign joint venture partners. Our international operations accounted for approximately 76% of our operating revenues and substantially all of our operating cash flow for the first nine months of 2006. We have international operations in Europe, Asia, Africa and South America. Additionally, we purchase materials and equipment on a worldwide basis. Our foreign operations are subject to risks that could materially adversely affect our business, financial condition, results of operations and cash flow, including:

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

Back to Index

Certain of our various debt agreements impose financial covenants, which may prevent us from capitalizing on business opportunities and taking certain corporate actions, which could materially adversely affect our business, financial condition, results of operations and cash flow.

Our new senior credit agreement imposes financial covenants on us. These covenants limit our ability to incur indebtedness, pay dividends or make other distributions, make investments and sell assets. Failure to comply with these covenants may allow lenders to elect to accelerate the repayment dates under this debt. We may not be able to repay such obligations if accelerated. Our failure to repay such obligations under our new senior credit agreement and our other debt obligations would have a material adverse effect on our business, financial condition, results of operations and cash flow and result in defaults under the terms of our other indebtedness.

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

These risks are exacerbated, as most projects are long-term that result in increased risk that the circumstances upon which we based our original bid will change in a manner that increases our costs. In addition, we sometimes bear the risk of delays caused by unexpected conditions or events. Long-term, fixed-price projects often make us subject to penalties if portions of the project are not completed in accordance with agreed-upon time limits. Therefore, significant losses can result from performing large, long-term projects on a lump-sum basis. These losses may be material, including in some cases up to or slightly exceeding the full contract value in certain events of non-performance, and could negatively impact our business, financial condition, results of operations and cash flow.

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

Back to Index

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

Our business requires a significant amount of working capital. In some cases, significant amounts of working capital are required to finance the purchase of materials and performance of engineering, construction and other work on projects before payment is received from customers. In some cases, we are contractually obligated to our customers to fund working capital on our projects. In addition, we are subject to risks associated with debt financing. Future increases in working capital requirements could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Projects included in our backlog may be delayed or cancelled, which could materially adversely affect our financial condition, results of operations and cash flow.

The dollar amount of backlog does not necessarily indicate future earnings related to the performance of that work. Backlog refers to expected future revenues under signed contracts and legally binding letters of intent that we have determined are likely to be performed. Backlog projects represent only business that is considered firm, although cancellations or scope adjustments may occur. Because of changes in project scope and schedule, we cannot predict with certainty when or if backlog will be performed. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us. Material delays, cancellations or payment defaults could materially adversely affect our financial condition, results of operations and cash flow.

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

Back to Index

The total liability recorded on our balance sheet is based on estimated indemnity and defense costs expected to be incurred through year-end 2020. We believe that it is likely that there will be new claims filed after 2020, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate at this time the indemnity and defense costs that might be incurred after 2020. Our forecast contemplates that the number of new claims requiring indemnity will decline from year to year. Failure of future claims to decline as we expect may result in our aggregate liability for asbestos claims being higher than estimated.

Since year-end 2004, we have worked with Analysis Research Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs for the following 15-year period. ARPC reviews our asbestos indemnity payments, defense costs and claims activity during the previous year and compares them to our 15-year forecast prepared at the previous year-end. Our September 29, 2006 estimated liability reflected a reduction of our year-end 2005 estimated liability for payments and settlements made during the nine months ended September 29, 2006.

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

The asset recorded on our condensed consolidated balance sheet represents our best estimate of actual and probable insurance recoveries relating to our domestic liability for pending and estimated future asbestos claims through year-end 2020. The asset includes an estimate of recoveries from unsettled insurers in the insurance litigation discussed below, based upon assumptions relating to cost allocation, the application of New Jersey law to certain insurance coverage issues, and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers. On February 13, 2001, litigation was commenced against certain of our subsidiaries by certain of our insurers seeking to recover from other insurers amounts previously paid by them and to adjudicate their rights and responsibilities under our subsidiaries’ insurance policies. As of September 29, 2006, we estimated the value of our asbestos insurance asset contested by our subsidiaries’ insurers in ongoing litigation as $29,500. While this litigation is pending, we have had to cover a substantial portion of our settlement payments and defense costs out of our cash flow.

Our subsidiaries have entered into several settlement agreements calling for certain insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. We have entered into several additional settlements in 2006 and we intend to continue to attempt to negotiate additional settlements where achievable on a reasonable basis in order to minimize the amount of future costs that we would be required to fund out of the cash flow generated from our operations. Unless we settle the remaining unsettled insurance recoveries available, at amounts significantly in excess of our current estimates, it is likely that the amount of our insurance settlements will not cover all future asbestos-related costs and we will continue to fund a portion of such future costs, which will reduce our cash flow and our working capital.

Back to Index

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

Although no federal legislation has been enacted by the United States Congress, a bill entitled Fairness in Asbestos Injury Resolution Act of 2005, may become law. This bill was reported out of the Senate Judiciary Committee and was brought to the Senate floor in February 2006, but was defeated on a procedural issue without a vote on the merits. Because we have been named as a defendant in a significant number of asbestos-related bodily injury claims we would be a “defendant participant” in a proposed national trust fund should such enabling legislation become law. If this proposed legislation is enacted into law in its original form, substantially all current and future asbestos claims will be removed from the tort system and claimants’ exclusive remedy will be payment from a national trust fund. This proposed legislation, should it become law in its original form, would alter our forecast payment obligations, and we would not receive any payments for future costs under our settlement agreements that could be used by us for contributions to the trust fund. Under the form of the legislation reintroduced in the Senate in May 2006, our annual contributions to a national trust fund over 30 years in lieu of any other liability for asbestos claims would be limited so that we would contribute no more than the lesser of 5% of our annual adjusted cash flow, subject to certain aggregate caps and minimums, or $19,250. If not enacted prior to the end of the current Congressional session, any such legislation would need to be reintroduced in the next Congress in order to be considered.

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

Our operations are subject to U.S., European and other laws and regulations governing the generation, management, and use of regulated materials, the discharge of materials into the environment, the remediation of environmental contamination, or otherwise relating to environmental protection. Both our Global E&C Group and Global Power Group make use of and produce as wastes or byproducts substances that are considered to be hazardous under these environmental laws and regulations. We may be subject to liabilities for environmental contamination as an owner or operator of a facility or as a generator of hazardous substances without regard to negligence or fault, and we are subject to additional liabilities if we do not comply with applicable laws regulating such hazardous substances, and, in either case, such liabilities can be substantial.

These laws and regulations could expose us to liability arising out of the conduct of current and past operations or conditions, including those associated with formerly owned or operated properties caused by us or others, or for acts by us or others which were in compliance with all applicable laws at the time the acts were performed. In some cases, we have assumed contractual indemnification obligations for environmental liabilities associated with some formerly owned properties. Additionally, we may be subject to claims alleging personal injury, property damage or natural resource damages as a result of alleged exposure to or contamination by hazardous substances. The ongoing costs of complying with existing environmental laws and regulations can be substantial. Changes in the environmental laws and regulations, remediation obligations, enforcement actions or claims for damages to persons, property, natural resources or the environment, could result in material costs and liabilities.

You should read Note 12 to the condensed consolidated financial statements in this Form 10-Q for a summary of our material environmental proceedings and litigation.

Back to Index

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

Back to Index

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

3.2

Memoranda of Reduction of Share Capital and Memorandum of Increase in Share Capital each dated December 1, 2004. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, dated November 29, 2004 and filed on December 2, 2004, and incorporated herein by reference.)

3.3

Certificate of Designation relating to Foster Wheeler Ltd.’s Series B Convertible Preferred Shares, adopted on September 24, 2004. (Filed as Exhibit 3.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 24, 2004, and incorporated herein by reference.)

3.4	Bye-Laws of Foster Wheeler Ltd., amended May 9, 2006. (Filed as Exhibit 3.2 to Foster Wheeler Ltd.’s Form 8-K, dated May 9, 2006 and filed on May 12, 2006, and incorporated herein by reference.)

10.1

Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich, dated as of August 11, 2006. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated August 7, 2006 and filed on August 11, 2006, and incorporated herein by reference.)

10.2

Employee’s Restricted Stock Award Agreement of Raymond J. Milchovich, dated as of August 11, 2006. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated August 7, 2006 and filed on August 11, 2006, and incorporated herein by reference.)

10.3

Employee Nonqualified Stock Option Agreement of Raymond J. Milchovich, dated as of August 11, 2006. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 8-K, dated August 7, 2006 and filed on August 11, 2006, and incorporated herein by reference.)

10.4

Credit Agreement dated September 13, 2006 among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation, Foster Wheeler International Corporation, and Foster Wheeler Inc., as Borrowers, the guarantors party thereto, the lenders party thereto, BNP Paribas as Administrative Agent, BNP Paribas Securities Corp. as Sole Bookrunner and Sole Lead Arranger, and Calyon New York Branch as Syndication Agent. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated September 13, 2006 and filed on September 14, 2006, and incorporated herein by reference.)

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

FOSTER WHEELER LTD.

(Registrant)

Date: November 8, 2006	/s/ RAYMOND J. MILCHOVICH

RAYMOND J. MILCHOVICH CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: November 8, 2006	/s/ JOHN T. LA DUC

JOHN T. LA DUC EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER