Form 10-K
period 2006-12-29
FOSTER WHEELER LTD
filed 2007-02-27
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ............ to .............

Commission file number 001-31305
FOSTER WHEELER LTD.
(Exact name of registrant as specified in its charter)

BERMUDA	22-3802649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No).

Perryville Corporate Park, Clinton, New Jersey	08809-4000
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:(908) 730-4000
Securities Registered Pursuant to Section 12(b) of the Act:
NONE
Securities Registered Pursuant to Section 12(g) of the Act:

(Title of Each Class)	(Name of Each Exchange on which Registered)
Foster Wheeler Ltd.,	NASDAQ Stock Market LLC
Common Shares, $0.01 par value

Foster Wheeler Ltd.,	Over-the-Counter Bulletin Board
Series B Convertible Preferred Shares, $0.01 par value

Foster Wheeler Ltd.,	NASDAQ Stock Market LLC
Class A and Class B Common Share Purchase Warrants

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,529,800,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 69,894,538 shares of the registrant’s common stock issued and outstanding as of February 20, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information by reference from the definitive proxy statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended December 29, 2006.

FOSTER WHEELER LTD.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this Report. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations  — Safe Harbor Statement” for further information.

PART I

ITEM 1.	BUSINESS

General

Foster Wheeler Ltd. is incorporated under the laws of Bermuda and is a holding company that owns the stock of its various subsidiary companies. Except as the context otherwise requires, the terms “Foster Wheeler,” “us” and “we,” as used herein, include Foster Wheeler Ltd. and its direct and indirect subsidiaries. Amounts in Part I, Item 1 are presented in thousands, except for number of employees.

Business

We operate through two business groups, which also constitute separate reportable segments: our Global Engineering and Construction Group, which we refer to as our Global E&C Group, and our Global Power Group. Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, and chemical and petrochemical, pharmaceutical, biotechnology and healthcare facilities and related infrastructure, including power generation and distribution facilities. Our Global E&C Group provides engineering, project management and construction management services, and purchases equipment, materials and services from third-party suppliers and contractors. Our Global E&C Group owns one of the leading refinery residue upgrading technologies and a hydrogen production process used in oil refineries and petrochemical plants. Additionally, our Global E&C Group has experience with, and is able to work with, a wide range of processes owned by others. Our Global E&C Group performs environmental remediation services, together with related technical, engineering, design and regulatory services. Our Global E&C Group is also involved in the development, engineering, construction and ownership of power generation and waste-to-energy facilities in Italy. Our Global E&C Group generates revenues from engineering and construction activities pursuant to contracts spanning up to four years in duration, from operating activities pursuant to the long-term sale of project outputs, such as electricity, and from returns on its equity investments in various production facilities.

Our Global Power Group designs, manufactures, and erects steam generating and auxiliary equipment for electric power generating stations and industrial facilities worldwide. Our steam generating equipment includes a full range of technologies, offering both our utility and industrial clients high-value solutions for economically converting a wide range of fuels, including coal, petroleum coke, oil, gas, biomass and municipal solid waste into steam and power. Our circulating fluidized-bed boiler technology, which we refer to as CFB, is ideally suited to burning a very wide range of fuels, including low-quality fuels, fuels with high moisture content and “waste-type” fuels, and is recognized as one of the cleanest solid-fuel steam generating technologies in the world. For both our utility CFB and pulverized coal boilers, we offer supercritical once-through-unit technology as an option for ultra-clean applications. Once-through supercritical boilers operate at higher temperatures and pressures than traditional plants, which results in higher efficiencies and lower emissions. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment, selective non-catalytic recovery units, selective catalytic recovery units and low-NOx burners. We also provide a broad range of site services relating to these products, including construction and erection services, maintenance engineering, plant upgrading and life extension, and plant repowering. Our Global Power Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, our Global Power Group builds, owns and operates cogeneration, independent power production and waste-to-energy facilities, as well as power generation facilities for the process and petrochemical industries. Our Global Power Group generates revenues from engineering activities, equipment supply and construction contracts, royalties from licensing our technology and from operating activities pursuant to the long-term sale of project outputs, such as electricity and steam, operating and maintenance agreements, and from returns on its equity investments in various production facilities.

In addition, corporate center expenses, corporate debt expenses, other corporate expenses and expenses related to certain legacy liabilities, such as asbestos, are reported independently in the Corporate and Finance Group, which we refer to as the C&F Group.

Please refer to Note 17 to the consolidated financial statements in this annual report on Form 10-K for a discussion of our financial reporting segments and geographic financial information relating to our domestic and foreign operations.

Products and Services

Our Global E&C Group’s services include:

•	Consulting — Our Global E&C Group provides technical and economic analyses and study reports to owners, investors, developers, operators and governments. These services include concept and feasibility studies, market studies, asset assessments, product demand and supply modeling, and technology evaluations.

•	Design and Engineering — Our Global E&C Group provides a broad range of engineering and design-related services. Our design and engineering capabilities include process, civil, structural, architectural, mechanical, instrumentation, electrical, and health, safety and environmental management. For each project, we identify the project requirements and then integrate and coordinate the various design elements. Other critical tasks in the design process may include value engineering to optimize costs, risk and hazard reviews, and the assessment of construction, maintenance and operational requirements.

•	Project Management and Project Control — Our Global E&C Group offers a wide range of project management and project control services for overseeing engineering, procurement and construction activities. These services include estimating costs, project planning and project cost control. The provision of these services is an integral part of the planning, design and construction phases of projects that we execute directly for clients. We also provide these services to our clients in the role of project management or program management consultant, where we oversee, on our client’s behalf, the execution by other contractors of all or some of the planning, design and construction phases of a project.

•	Procurement — Our procurement activities focus on those projects where we also execute the design and engineering work. We manage the procurement of materials, subcontractors and craft labor. Often, we purchase materials, equipment or services on behalf of our client, where the client will pay for the materials at cost and reimburse us the cost of our services plus a margin or fee.

•	Construction/Commissioning and Start-up — Our Global E&C Group provides construction and construction management services on a worldwide basis. Our construction, commissioning and start-up activities focus on those projects where we have performed most of the associated design and engineering work. Depending on the project, we may function as the primary contractor or as a subcontractor to another firm. On some projects, we function as the construction manager, engaged by the customer to oversee another contractor’s compliance with design specifications and contracting terms. In some instances, we have responsibility for commissioning and plant start-up, or, where the client has responsibility for these activities, we provide experts to work as part of our client’s team.

•	Operations and Maintenance — We provide project management, plant operations and maintenance services, such as repair, renovation, predictive and preventative services and other aftermarket services. In some instances, our contracts may require us to operate a plant, which we have designed and built, for an initial period that may vary from a very short period to up to two years.

The principal products of our Global Power Group are steam generators, commonly referred to as boilers. Our boilers produce steam in a range of conditions and qualities, from low-pressure saturated steam to high quality superheated steam at either sub-critical or supercritical conditions (steam pressures above 3600 pounds-force per square inch absolute). The steam produced by our boilers can be used to produce electricity in power plants, heat buildings and in the production of many manufactured goods and products, such as paper, chemicals and food products. Our boilers convert the energy of a wide range of solid and liquid fuels, as well as hot process gases, into steam and can be classified into several types: circulating fluidized-bed, pulverized coal, oil and gas, grate, heat recovery steam generators and fully assembled package boilers. The two most significant elements of our product portfolio are our CFB and pulverized coal boilers.

•	Circulating Fluidized-Bed Boilers — Our Global Power Group designs, manufactures and supplies boilers that utilize proprietary CFB technology. CFB combustion is one of the most efficient, environmentally friendly and versatile ways to generate steam from coal and many other solid fuels and waste products with reduced environmental pollutants. A CFB boiler utilizes air jets at the base of the boiler to blow the fuel particles as they burn, resulting in a very efficient combustion and heat transfer process. The fuel and other added solid materials, such as limestone, are continuously recycled through the furnace to maximize combustion efficiency and capture pollutants, such as the oxides of sulfur, which we refer to as SOx. Due to the resulting efficiency and the long period of time the fuel remains in the combustion process, the temperature of the process can be greatly reduced below that of a conventional burning process. This has the added benefit of reducing the formation of nitrogen oxides, which we refer to as NOx, which is another pollutant formed in the combustion process. Due to these benefits, additional SOx and NOx control systems are frequently not needed. The application of supercritical steam technology to CFB technology is the latest technical development. By dramatically raising the pressure of the water as it is converted to steam, supercritical steam technology allows the steam to absorb more heat from the combustion process, resulting in a substantial improvement in the efficiency of an electric power plant. We sell our CFB boilers to clients worldwide.

•	Pulverized Coal Boilers — Our Global Power Group designs, manufactures and supplies pulverized coal fired boilers, which we refer to as PC boilers. PC boilers are commonly used in large electric utility coal fired power plant applications. The coal is pulverized into fine particles and injected through specially designed low emission burners. Our PC boilers control NOx by utilizing advanced low-NOx combustion technology and selective catalytic reduction technology, which we refer to as SCR. However, unlike CFB technology, PC technology requires pollution control equipment to be installed along with the boiler to capture SOx. We offer our PC boilers with either conventional sub-critical steam technology or more efficient supercritical steam technology for electric power plant applications. We sell our PC boilers to clients worldwide.

•	Auxiliary Equipment and Aftermarket Services — Our Global Power Group also manufactures and installs integral components for natural gas, oil and solid fuel-fired power generation facilities, including surface condensers, feedwater heaters, coal pulverizers and NOx reduction systems. The NOx reduction systems include selective catalytic reduction equipment and low NOx combustion systems, and can significantly reduce NOx emissions. These products can be used with a wide range of steam generators. Our Global Power Group also supplies replacement components, repair parts, boiler modifications and engineered solutions for steam generators worldwide.

We provide a broad range of site services relating to these products, including construction and erection services, maintenance engineering, plant upgrading and life extension, and plant repowering. Our Global Power Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, our Global Power Group licenses technology to a limited number of third-parties in select countries.

Industries We Serve

We serve the following industries:

•	Oil and gas;

•	Oil refining;

•	Chemical/petrochemical;

•	Pharmaceutical;

•	Environmental;

•	Power generation; and

•	Power plant operation and maintenance.

Customers and Marketing

We market our services and products through a worldwide staff of sales and marketing personnel, and through a network of sales representatives. Our businesses are not seasonal and are not dependent on a limited group of clients. Except for one client that accounted for approximately 13% of our consolidated revenues in fiscal year 2006, no single client accounted for ten percent or more of our consolidated revenues in fiscal years 2006, 2005 or 2004. Representative clients include state-owned and multinational oil and gas companies, major petrochemical, chemical, and pharmaceutical companies, national and independent electric power generation companies, and government agencies, throughout the world. The majority of our new business originates outside of the United States.

Licenses, Patents and Trademarks

We own and license patents, trademarks and know-how, which are used in each of our business groups. The life cycles of the patents and trademarks are of varying durations. Except for our Global Power Group’s CFB technology, we are not materially dependent on any particular patent or trademark, although we depend on our ability to protect our intellectual property rights to the technologies and know-how used in our proprietary products. As noted above, we have granted licenses to a limited number of companies in select countries to manufacture stationary steam generators and related equipment and certain of our other products. Our principal licensees are located in Japan, Korea and China. Recurring royalty revenues have historically ranged from approximately $5,000 to $10,000 per year.

Unfilled Orders

We execute our contracts on lump-sum turnkey, fixed-price, target-price with incentives, and cost-reimbursable bases. Generally, contracts are awarded on the basis of price, delivery schedule, technical performance and service. On certain contracts our clients may make a down payment at the time a contract is executed and continue to make progress payments until the contract is completed and the work has been accepted as meeting contract guarantees. Our Global Power Group’s products are custom designed and manufactured, and are not produced for inventory. Our Global E&C Group frequently purchases materials, equipment, and third-party services at cost for clients on a cash neutral/reimbursable basis. Such “flow-through” amounts are recorded both as revenues and cost of operating revenues with no profit recognized.

We measure our unfilled orders both in terms of future revenues, which includes flow-through amounts, and in terms of Foster Wheeler scope, which excludes flow-through costs. As such, Foster Wheeler scope measures the component of backlog with mark-up and corresponds to our services plus fees for reimbursable contracts, and total selling price for lump-sum contracts.

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the changes in unfilled orders, both in terms of future revenues and Foster Wheeler scope.

Use of Raw Materials

We obtain the materials used in our manufacturing and construction operations from both domestic and foreign sources. The procurement of materials, consisting mainly of steel products and manufactured items, is heavily dependent on unrelated third-party foreign sources.

Compliance with Government Regulations

We are subject to certain foreign, federal, state and local environmental, occupational health and product safety laws in the countries where we operate. We also purchase materials and equipment from third-parties, and engage subcontractors, who are also subject to these laws and regulations. We believe that all our operations are in material compliance with those laws and we do not anticipate any material capital expenditures or material adverse effect on earnings or cash flows as a result of maintaining compliance with those laws.

Competition

Many companies compete with us in the engineering and construction business. Neither we nor any other single company has a dominant market share of the total design, engineering and construction business servicing the global businesses previously described. Many companies also compete in the global energy business. Companies that compete with our Global E&C Group include the following: Bechtel Corporation; Fluor Corporation; Jacobs Engineering Group Inc.; Technip; Kellogg, Brown & Root Inc.; Chiyoda Corporation; JGC Corporation; Worley Parsons Ltd.; and Saipem S.p.A. Companies that compete with our Global Power Group include the following: Alstom Power; The Babcock & Wilcox Company; Aker Kvaerner ASA; Babcock Power Inc.; Hitachi, Ltd.; Mitsubishi Heavy Industries, Ltd.; Doosan-Babcock; and Austrian Energy & Environment AG.

Employees

The following table indicates the number of full-time, temporary and agency personnel in each of our business groups:

	As of
	December 29,	December 30,
	2006	2005

Global E&C Group	8,887	6,302
Global Power Group	3,027	2,575
C&F Group	78	76

	11,992	8,953

Available Information

You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to these documents at our website, www.fwc.com, under the heading “Investor Relations” by selecting the heading “SEC Filings.” We make these documents available on our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. The information disclosed on our website is not incorporated herein and does not form a part of this annual report on Form 10-K.

You may also read and copy any materials that we file with or furnish to the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our filings on its website at www.sec.gov.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to Our Business

Our business is subject to a number of risks and uncertainties, including those described below. If any of these events occur, our business could be harmed and the trading price of our securities could decline. The following discussion of risks relating to our business should be read carefully in connection with evaluating our business, prospects and the forward-looking statements contained in this annual report on Form 10-K. For additional information regarding forward-looking statements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Safe Harbor Statement.”

Our current and future lump-sum or fixed-price contracts and other shared risk contracts may result in significant losses if costs are greater than anticipated.

Some of our contracts are lump-sum contracts and other shared-risk contracts that are inherently risky because we agree to the selling price of the project at the time we enter into the contract. The selling price is based on estimates of the ultimate cost of the contract and we assume substantially all of the risks associated with completing the project, as well as the post-completion warranty obligations.

We assume the project’s technical risk and associated warranty obligations, meaning that we must tailor products and systems to satisfy the technical requirements of a project even though, at the time the project is awarded, we may not have previously produced such a product or system. We also assume the risks related to revenue, cost and gross profit realized on such contracts that can vary, sometimes substantially, from the original projections due to changes in a variety of other factors, including but not limited to:

•	engineering design changes;

•	unanticipated technical problems with the equipment being supplied or developed by us, which may require that we spend our own money to remedy the problem;

•	changes in the costs of components, materials or labor;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in local laws and regulations;

•	changes in local labor conditions;

•	project modifications creating unanticipated costs;

•	delays caused by local weather conditions; and

•	our suppliers’ or subcontractors’ failure to perform.

These risks may be exacerbated by the length of time between signing a contract and completing the project because most projects are long-term. In addition, we sometimes bear the risk of delays caused by unexpected conditions or events. Long-term, fixed-price projects often make us subject to penalties if portions of the project are not completed in accordance with agreed-upon time limits. Therefore, significant losses can result from performing large, long-term projects on a lump-sum basis. These losses may be material, including in some cases up to or slightly exceeding the full contract value in certain events of non-performance, and could negatively impact our business, financial condition, results of operations and cash flow.

We may increase the size and number of lump-sum turnkey contracts, sometimes in countries where we have limited previous experience.

We may bid for and enter into such contracts through partnerships or joint ventures with third-parties. This would increase our ability to bid for the contracts. Entering into these partnerships or joint ventures will expose us to credit and performance risks of those third-party partners, which could have a negative impact on our business and our results of operations if these parties fail to perform under the arrangements.

Because we recognize operating revenues and costs of operating revenues on a percentage-of-completion basis, revisions to revenues and estimated costs could result in changes to previously recorded revenues, costs and profits. For further information on our revenue recognition methodology, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Estimates — Revenue Recognition,” and Note 1, “Summary of Significant Accounting Policies — Revenue Recognition on Long-Term Contracts,” to the consolidated financial statements in this annual report on Form 10-K.

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

As of December 29, 2006, we had cash, cash equivalents, short-term investments and restricted cash of $630,000, of which $509,100 was held by our non-U.S. subsidiaries. Our fiscal year 2007 forecast assumes total cash repatriation from our non-U.S. subsidiaries of approximately $90,000 from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends. There can be no assurance that the forecasted foreign cash repatriation will occur as our non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, to comply with covenants and for other general corporate purposes. The repatriation of funds may also subject those funds to taxation.

Our international operations involve risks that may limit or disrupt operations, limit repatriation of cash, increase foreign taxation or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flow.

We have substantial international operations that are conducted through foreign and domestic subsidiaries, as well as through agreements with foreign joint venture partners. Our international operations accounted for approximately 75% of our operating revenues and substantially all of our operating cash flow in fiscal year 2006. We have international operations in Europe, Asia, Australia, Africa and South America. Additionally, we purchase materials and equipment on a worldwide basis. Our foreign operations are subject to risks that could materially adversely affect our business, financial condition, results of operations and cash flow, including:

•	uncertain political, legal and economic environments;

•	potential incompatibility with foreign joint venture partners;

•	foreign currency controls and fluctuations;

•	energy prices and availability;

•	terrorist attacks;

•	the imposition of additional governmental controls and regulations;

•	war and civil disturbances; and

•	labor problems.

Because of these risks, our international operations and our execution of projects may be limited, or disrupted; we may lose contract rights; our foreign taxation may be increased; or we may be limited in repatriating earnings. In addition, in some cases, applicable law and joint venture or other agreements may provide that each joint venture partner is jointly and severally liable for all liabilities of the venture. These potential events and liabilities could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Certain of our various debt agreements impose financial covenants, which may prevent us from capitalizing on business opportunities and taking certain corporate actions, which could materially adversely affect our business, financial condition, results of operations and cash flow.

Our senior credit agreement imposes financial covenants on us. These covenants limit our ability to incur indebtedness, pay dividends or make other distributions, make investments and sell assets. Failure to comply with these covenants may allow lenders to elect to accelerate the repayment dates of certain of our existing or future outstanding debt or other obligations. We may not be able to repay such obligations if accelerated. Our failure to repay such obligations could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

We may have high working capital requirements and we may have difficulty obtaining additional financing, which could have a negative impact on our business, financial condition, results of operations and cash flow.

In some cases, we require significant amounts of working capital to finance the purchase of materials and performance of engineering, construction and other work on projects before we receive payment from our customers. In some cases, we are contractually obligated to our customers to fund working capital on our projects. Increases in working capital requirements could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Some of our subsidiaries are named as defendants in numerous lawsuits and out-of-court administrative claims pending in the United States in which the plaintiffs claim damages for alleged bodily injury or death arising from exposure to asbestos in connection with work performed, or heat exchange devices assembled, installed and/or sold, by our subsidiaries. We expect these subsidiaries to be named as defendants in similar suits and that claims will be brought in the future. For purposes of our financial statements, we have estimated the indemnity and defense costs to be incurred in resolving pending and forecasted domestic claims through year-end 2021. Although we believe our estimates are reasonable, the actual number of future claims brought against us and the cost of resolving these claims could be substantially higher than our estimates. Some of the factors that may result in the costs of these claims being higher than our current estimates include:

•	the rate at which new claims are filed;

•	the number of new claimants;

•	changes in the mix of diseases alleged to be suffered by the claimants, such as type of cancer, asbestosis or other illness;

•	increases in legal fees or other defense costs associated with these claims;

•	increases in indemnity payments;

•	decreases in the proportion of claims dismissed with zero indemnity payments;

•	indemnity payments being required to be made sooner than expected;

•	bankruptcies of other asbestos defendants, causing a reduction in the number of available solvent defendants and thereby increasing the number of claims and the size of demands against our subsidiaries;

•	adverse jury verdicts requiring us to pay damages in amounts greater than we expect to pay in settlements;

•	changes in legislative or judicial standards that make successful defense of claims against our subsidiaries more difficult; or

•	enactment of legislation requiring us to contribute amounts to a national settlement trust in excess of our expected net liability, after insurance, in the tort system.

The total liability recorded on our balance sheet is based on estimated indemnity and defense costs expected to be incurred through year-end 2021. We believe that it is likely that there will be new claims filed after 2021, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after 2021. Our forecast contemplates that the number of new claims requiring indemnity will decline from year to year. If future claims fail to decline as we expect, our aggregate liability for asbestos claims will be higher than estimated.

Since year-end 2004, we have worked with Analysis Research Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs for the following 15-year period. ARPC reviews our asbestos indemnity payments, defense costs and claims activity during the previous year and compares them to our 15-year forecast prepared at the previous year-end. Based on its review, ARPC may recommend that the assumptions used to estimate our future asbestos liability over the following 15-year period be updated, as appropriate.

Our forecast of the number of future claims is based, in part, on a regression model, which employs the statistical analysis of our historical claims data to generate a trend line for future claims and, in part, on an analysis of future disease incidence. Although we believe this forecast method is reasonable, other forecast methods that attempt to estimate the population of living persons who could claim they were exposed to asbestos at worksites where our subsidiaries performed work or sold equipment could also be used and might project higher numbers of future claims than our forecast.

The actual number of future claims, the mix of disease types and the amounts of indemnity and defense costs may exceed our current estimates. We update at least annually our forecasts to take into consideration recent claims experience and other developments, such as legislation, that may affect our estimates of future asbestos-related costs. The announcement of increases to asbestos liabilities as a result of revised forecasts, adverse jury verdicts or other negative developments involving asbestos litigation or insurance recoveries may cause the value or trading prices of our securities to decrease significantly. These negative developments could also negatively impact our liquidity, cause us to default under covenants in our indebtedness, cause our credit ratings to be downgraded, restrict our access to capital markets or otherwise have a material adverse effect on our financial condition, results of operations and cash flow.

The adequacy and timing of insurance recoveries of our asbestos-related costs in the United States is uncertain. The failure to obtain insurance recoveries could cause a material adverse effect on our financial condition, results of operations and cash flow.

We believe that a significant portion of our subsidiaries’ liability and defense costs for asbestos claims will be covered by insurance. Since year-end 2005, we have worked with Peterson Risk Consulting, nationally recognized experts in the estimation of insurance recoveries, to review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos insurance asset. Based on insurance policy data, historical claims data, future liability estimate, and allocation methodology assumptions we provided them, Peterson Risk Consulting provided an analysis of the unsettled insurance asset as of year-end 2006. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset.

The asset recorded on our consolidated balance sheet represents our best estimate of actual and probable insurance recoveries relating to our domestic liability for pending and estimated future asbestos claims through year-end 2021. The asset includes an estimate of recoveries from unsettled insurers in the insurance litigation discussed below, based upon assumptions relating to cost allocation, the application of New Jersey law to certain insurance coverage issues, and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers. On February 13, 2001, litigation was commenced against certain of our subsidiaries by certain of our insurers seeking to recover from other insurers amounts previously paid by them and to adjudicate their rights and responsibilities under our subsidiaries’ insurance policies. As of December 29, 2006, we estimated the value of our asbestos insurance asset contested by our subsidiaries’ insurers in this litigation as $32,700. While this litigation is pending, we have had to cover a substantial portion of our settlement payments and defense costs out of our cash flow.

Certain of our subsidiaries have entered into settlement agreements calling for certain insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs that we previously have incurred. We entered into several additional settlements in 2006 and we intend to continue to attempt to negotiate additional settlements where achievable on a reasonable basis in order to minimize the amount of future costs that we would be required to fund out of the cash flow generated from our operations. Unless we settle the remaining unsettled insurance asset, at amounts significantly in excess of our current estimates, it is likely that the amount of our insurance settlements will not cover all future asbestos-related costs and we will continue to fund a portion of such future costs, which will reduce our cash flow and our working capital. Additionally, certain of the settlements with insurance companies during the past several years were for fixed dollar amounts that do not change as the liability changes. Accordingly, increases in the asbestos liability will not result in an equal increase in the insurance asset.

An adverse outcome in the pending insurance litigation described above could limit our remaining insurance recoveries. However, a favorable outcome in all or part of the litigation could increase remaining insurance recoveries above our current estimate.

Even if the coverage litigation is resolved in a manner favorable to us, our insurance recoveries (both from the litigation and from settlements) may be limited by insolvencies among our insurers. We have not assumed recovery in the estimate of our asbestos insurance asset from any of our currently insolvent insurers. Other insurers may become insolvent in the future and our insurers also may fail to reimburse amounts owed to us on a timely basis. If we fail to realize expected insurance recoveries, or experience delays in receiving material amounts from our insurers, our financial condition, results of operations and cash flow could be materially adversely affected.

National asbestos trust fund legislation could require us to pay amounts in excess of current estimates of our net asbestos liability, which could adversely affect our financial condition, results of operations and long-term cash flow.

Asbestos trust fund legislation was proposed in the U.S. Senate in the last Congressional session. Should the proposed legislation be reintroduced in the current U.S. Congress and become law, our forecasted payment obligations would change, and we would not receive any payments for future costs under our insurance settlement agreements that could be used by us for contributions to the trust fund. Under the most recent form of the legislation considered by the Senate in 2006, our annual contributions to a national trust fund over 30 years in lieu of any other liability for asbestos claims would be limited so that we would contribute no more than the lesser of 5% of our annual adjusted cash flow (as defined in the legislation), subject to certain aggregate caps and minimums, or $19,250.

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

Some of our subsidiaries in the United Kingdom have received claims alleging personal injury arising from exposure to asbestos in connection with work performed, or heat exchange devices assembled, installed and/or sold, by our subsidiaries. We expect these subsidiaries to be named as defendants in additional suits and claims brought in the future. To date, insurance policies have provided coverage for substantially all of the costs incurred in connection with resolving asbestos claims in the United Kingdom. In our consolidated balance sheet, we have recorded U.K. asbestos-related insurance recoveries equal to the U.K. asbestos-related liabilities, which are comprised of an estimated liability relating to open (outstanding) claims and an estimated liability relating to future unasserted claims through year-end 2021. Our ability to continue to recover under these insurance policies is dependent upon, among other things, the timing and amount of asbestos claims that may be made in the future, the financial solvency of our insurers, and the amount that may be paid to resolve the claims. These factors could significantly limit our insurance recoveries, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Because our operations are concentrated in four particular industries, we may be adversely impacted by economic or other developments in these industries.

We derive a significant amount of revenues from services provided to clients that are concentrated in four industries: oil and gas, oil refining, chemical/petrochemical and power. Unfavorable economic or other developments in one or more of these industries could adversely affect our clients and could have a material adverse effect on our financial condition, results of operations and cash flow.

We may lose business to competitors.

We are engaged in highly competitive businesses in which customer contracts are often awarded through bidding processes based on price and the acceptance of certain risks. We compete with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. The strong competition in our markets requires maintaining skilled personnel, investing in technology, and also puts pressure on profit margins. Because of this, we could be prevented from obtaining contracts for which we have bid due to price, greater perceived financial strength and resources of our competitors, and/or technology.

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

These laws and regulations could expose us to liability arising out of the conduct of current and past operations or conditions, including those associated with formerly owned or operated properties caused by us or others, or for acts by us or others which were in compliance with all applicable laws at the time the acts were performed. In some cases, we have assumed contractual indemnification obligations for environmental liabilities associated with some formerly owned properties. Additionally, we may be subject to claims alleging personal injury, property damage or natural resource damages as a result of alleged exposure to or contamination by hazardous substances. The ongoing costs of complying with existing environmental laws and regulations can be substantial. Changes in the environmental laws and regulations, remediation obligations, enforcement actions or claims for damages to persons, property, natural resources or the environment could result in material costs and liabilities.

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

Our success depends significantly on our ability to protect our intellectual property rights to the technologies and know-how used in our proprietary products. We rely on patent protection, as well as a combination of trade secret, unfair competition and similar laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We also rely on unpatented proprietary technology. We cannot provide assurance that we can meaningfully protect all our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology. We also hold licenses from third-parties that are necessary to utilize certain technologies used in the design and manufacturing of some of our products. The loss of such licenses would prevent us from manufacturing and selling these products, which could harm our business.

We have anti-takeover provisions in our bye-laws that may discourage a change of control.

Our bye-laws contain provisions that could make it more difficult for a third-party to acquire us without the consent of our board of directors. These provisions provide for:

•	The board of directors to be divided into three classes serving staggered three-year terms. Directors can be removed from office only for cause, by the affirmative vote of the holders of two-thirds of the issued shares generally entitled to vote. The board of directors does not have the power to remove directors. Vacancies on the board of directors may only be filled by the remaining directors. Each of these provisions can delay a shareholder from obtaining majority representation on the board of directors.

•	Any amendment to the bye-law limiting the removal of directors to be approved by the board of directors and the affirmative vote of the holders of three-quarters of the issued shares entitled to vote at general meetings.

•	The board of directors to consist of not less than three nor more than 20 persons, the exact number to be set from time to time by a majority of the whole board of directors. Accordingly, the board of directors, and not the shareholders, has the authority to determine the number of directors and could delay any shareholder from obtaining majority representation on the board of directors by enlarging the board of directors and filling the new vacancies with its own nominees until a general meeting at which directors are to be appointed.

•	Restrictions on the time period in which directors may be nominated. A shareholder notice to nominate an individual for election as a director must be received no less than 120 calendar days prior to the anniversary of the date on which we first mailed our proxy materials for the preceding year’s annual meeting.

•	Restrictions on the time period in which shareholder proposals may be submitted. To be timely for inclusion in our proxy statement, a shareholder’s notice for a shareholder proposal must be received not less than 120 days prior to the first anniversary of the date on which we first mailed our proxy materials for the preceding year’s annual general meeting. To be timely for consideration at the annual meeting of shareholders, a shareholder’s notice must be received no less than 45 days prior to the anniversary of the date on which we first mailed our proxy materials for the preceding year’s annual meeting.

•	The board of directors to determine the powers, preferences and rights of preference shares and to issue preference shares without shareholder approval. The board of directors could authorize the issuance of preference shares with terms and conditions that could discourage a takeover or other transaction that holders of some or a majority of the common shares might believe to be in their best interests or in which holders might receive a premium for their shares over the then market price of the shares.

•	A general prohibition on “business combinations” between Foster Wheeler Ltd. and an “interested member.” Specifically, “business combinations” between an interested member and Foster Wheeler Ltd. are prohibited for a period of five years after the time the interested member acquires 20% or more of our outstanding voting shares, unless the business combination or the transaction resulting in the person becoming an interested member is approved by the board of directors prior to the date the interested member acquires 20% or more of the outstanding voting shares.

“Business combinations” is defined broadly to include amalgamations or consolidations with Foster Wheeler Ltd. or our subsidiaries, sales or other dispositions of assets having an aggregate value of 10% or more of the aggregate market value of the consolidated assets, aggregate market value of all outstanding shares, consolidated earning power or consolidated net income of Foster Wheeler Ltd., adoption of a plan or proposal for liquidation and most transactions that would increase the interested member’s proportionate share ownership in Foster Wheeler Ltd.

“Interested member” is defined as a person who, together with any affiliates and/or associates of that person, beneficially owns, directly or indirectly, 20% or more of the issued voting shares of Foster Wheeler Ltd.

•	Any matter submitted to the shareholders at a meeting called on the requisition of shareholders holding not less than one-tenth of our paid-up voting shares to be approved by the affirmative vote of all of the shares eligible to vote at such meeting.

These provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

We are a Bermuda company and it may be difficult to enforce judgments against us or our directors and executive officers.

We are a Bermuda exempted company. As a result, the rights of our shareholders will be governed by Bermuda law and by our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in other jurisdictions. A substantial portion of our assets are located outside the United States. It may be difficult for investors to enforce in the United States judgments obtained in U.S. courts against us or our directors based on the civil liability provisions of the U.S. securities laws. Uncertainty exists as to whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, under the securities laws of those jurisdictions or entertain actions in Bermuda under the securities laws of other jurisdictions.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following chart provides the name of each subsidiary that owns or leases materially important physical properties, along with the location and general use of each of our properties as of December 29, 2006, and the business segment in which each property is grouped. All or part of the listed properties may be leased or subleased to other affiliates. All properties are in good condition and adequate for their intended use.

Company (Business Segment*)				Building		Lease
and Location	Use	Land Area		Square Feet		Expires(1)

Foster Wheeler Realty Services, Inc.(C&F)
Union Township, New Jersey	Investment in undeveloped land	203.8 acres		—
	General office & engineering	29.4 acres		294,000		2022
	Storage and reproduction facilities	10.8 acres		30,400
Livingston, New Jersey	Research center	6.7 acres		51,355
Bedminster, New Jersey	Investment in land and office	10.7 acres	(2)	135,000	(2,3)

Foster Wheeler Energy Services, Inc. (GPG)
San Diego, California	Office	—		11,015		2008

Foster Wheeler USA Corporation (E&C)
Houston, Texas	Office & engineering	—		107,890		2013(4)
Houston, Texas	Office & engineering	—		59,671		2009

Foster Wheeler Iberia, S.A. (E&C)/(GPG)
Madrid, Spain	Office & engineering	5.5 acres		110,000		2015
Santiago, Chile	Office & engineering	—		16,071		2011

Foster Wheeler Energia, S.A. (GPG)
Tarragona, Spain	Manufacturing & office	25.6 acres		77,794

Foster Wheeler France, S.A. (E&C)
Paris, France	Office & engineering	—		79,244		2007

Foster Wheeler International Corporation (Thailand Branch) (E&C)
Sriracha, Thailand	Office & engineering	—		39,556		2008
Sriracha, Thailand	Office & engineering	—		31,944		2008
Sriracha, Thailand	Office & engineering	—		12,198		2008

Foster Wheeler International Engineering & Consulting (Shanghai) Company Limited (GPG and E&C)
Shanghai, China	Office	—		20,443		2007
Shanghai, China	Office	—		21,072		2009
Shanghai, China	Office	—		21,020		2010

Foster Wheeler Constructors, Inc. (GPG)
McGregor, Texas	Storage facilities	15.0 acres		24,000

Foster Wheeler Limited (United Kingdom) (E&C)
Glasgow, Scotland	Office & engineering	2.3 acres		28,798	(2)
Reading, England	Office & engineering	—		55,193		2007
Reading, England	Office & engineering	14.0 acres		395,521		2024
Reading, England	Investment in undeveloped land	12.0 acres		—
Teesside, England	Office & engineering	—		18,001		2007/2014

Foster Wheeler Canada Ltd. (GPG)
Niagara-On-The-Lake, Ontario	Office & engineering	—		29,066		2008

Company (Business Segment*)			Building		Lease
and Location	Use	Land Area	Square Feet		Expires(1)

Foster Wheeler Power Machinery Company Limited (GPG)
Xinhui, Guangdong, China	Manufacturing & office	30.0 acres	409,281	(5)	2045
Jiangmen City, Guangdong, China	Manufacturing	—	47,275		2007

Foster Wheeler Italiana, S.p.A. (E&C)
Milan, Italy	Office & engineering	—	142,000		2011
Milan, Italy	Office & engineering	—	121,870	(2)	2008
Milan, Italy	Office & engineering	—	21,528		2011
Milan, Italy	Manufacturing & office	—	21,500		2007

Foster Wheeler Pyropower, Inc. (GPG)
Ridgecrest, California	Office & storage facilities	—	10,000		month to month

Foster Wheeler Birlesik Insaat ve Muhendislik A.S. (E&C)
Istanbul, Turkey	Office & engineering	—	18,000		2007

Foster Wheeler Eastern Private Limited (E&C)
Singapore	Office & engineering	—	40,210		2008
Singapore	Office & engineering	—	19,016		2007
Singapore	Office & engineering	—	14,413		2007

Foster Wheeler Power Systems, Inc. (GPG)
Martinez, California	Cogeneration plant	6.4 acres	—
Camden, New Jersey	Waste-to-energy plant	18.0 acres	—		2011
Talcahuano, Chile	Cogeneration plant-facility site	21.0 acres	—		2028

Foster Wheeler Energia OY (GPG)
Varkaus, Finland	Manufacturing & office	22.2 acres	366,716
Varkaus, Finland	Office	—	100,750		2031
Karhula, Finland	Office	9.0 acres	59,966	(2)	2095
Espoo, Finland	Office	—	14,639		2011

Foster Wheeler Energi AB (GPG)
Norrkoping, Sweden	Manufacturing & office	—	37,990		2014

Foster Wheeler Service (Thailand) Limited (GPG)
Rayong, Thailand	Manufacturing & office	—	129,167		2008

Foster Wheeler Energy FAKOP Sp. z o.o. (GPG)
Sosnowiec, Poland	Manufacturing & office	23.1 acres	271,152	(6)	2089

*	Designation of Business Segments: E&C - Global Engineering & Construction Group GPG - Global Power Group C&F - Corporate & Finance Group

(1)	Represents leases in which Foster Wheeler is the lessee.

(2)	Portion or entire facility leased or subleased to third parties.

(3)	50% ownership interest.

(4)	Notice of lease termination provided in January 2007; lease terminates in January 2008.

(5)	52% ownership interest.

(6)	53% ownership interest.

ITEM 3.	LEGAL PROCEEDINGS

For information on asbestos claims and other material litigation affecting us, see Item 1A, “Risk Factors — Risk Factors Relating to Our Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Estimates” and Note 20, “Litigation and Uncertainties,” to our consolidated financial statements in this annual report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended December 29, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares began trading on the NASDAQ Stock Market LLC under the symbol “FWLT” on June 3, 2005. During the period November 15, 2003 to June 2, 2005, our common shares were traded on the Over-the-Counter Bulletin Board under the symbol “FWLRF.OB.” Prior to November 15, 2003, our common shares were traded on the New York Stock Exchange under the symbol “FWC.”

As applicable, the following chart lists the quarterly high and low sales prices of our common shares on the NASDAQ Global Select Market and the quarterly high and low bid prices on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board prices reflect inter-dealer prices, without retail mark-ups, mark-downs, or commission and may not represent actual transactions.

	Three months ended
	March 31,	June 30,	September 29,	December 29,
	2006	2006	2006	2006

Cash dividends per share	$—	$—	$—	$—
Common share prices:
High	$53.70	$52.88	$44.86	$56.93
Low	$35.98	$34.86	$32.01	$38.05

	Three months ended
	April 1,	July 1,	September 30,	December 30,
	2005	2005	2005	2005

Cash dividends per share	$—	$—	$—	$—
Common share prices:
High	$19.65	$20.61	$31.44	$37.89
Low	$12.40	$12.85	$19.55	$26.26

We had 5,810 common shareholders of record and 69,894,538 common shares outstanding as of February 20, 2007.

On November 29, 2004, our shareholders approved a series of capital alterations including the consolidation of our authorized common share capital at a ratio of one-for-twenty and a reduction in the par value of our common shares and preferred shares. As a result of these capital alterations, all references to common share prices, share capital, the number of shares, per share amounts, cash dividends, and any other reference to shares in this annual report on Form 10-K, unless otherwise noted, have been adjusted to reflect such capital alterations on a retroactive basis.

We have not declared or paid a common share dividend since July 2001. We were prohibited from paying dividends under our two prior senior credit agreements. Our current credit agreement also contains limitations on the payment of dividends.

Performance Graph

The stock performance graph below shows how an initial investment of $100 in our common shares would have compared over a five-year period with an equal investment in (1) the S&P 500 Index and (2) an industry peer group index that consists of several peer companies (the “Peer Group”), as defined below.

Comparison of Cumulative Five Year Total Return

In the preparation of the line graph, we used the following assumptions: (i) $100 was invested in each of the common shares of Foster Wheeler Ltd., the S&P 500 Index, and the Peer Group on December 28, 2001, (ii) dividends, if any, were reinvested, and (iii) the investments were weighted on the basis of market capitalization.

	For the Year Ended
	December 28,	December 27,	December 26,	December 31,	December 30,	December 29,
	2001	2002	2003	2004	2005	2006

Foster Wheeler Ltd.	$100.00	$26.28	$23.93	$16.96	$39.29	$58.91
S&P 500 Index	100.00	76.65	97.70	109.92	115.32	133.53
Peer Group(1)	100.00	91.26	141.19	178.22	283.28	360.75

(1)	The following companies comprise the Peer Group: Fluor Corporation, Foster Wheeler Ltd., Jacobs Engineering Group Inc., Washington Group International, Inc. (formerly Morrison Knudsen), and McDermott International, Inc. On January 25, 2003, Washington Group International, Inc. emerged from Chapter 11 Bankruptcy protection and under the Plan of Reorganization Washington Group’s old common stock (WNGXQ) was canceled and new common stock was issued and distributed to lenders and creditors in accordance with the Plan. The Peer Group consists of companies that were compiled by us in 1996 for benchmarking the performance of our common shares; we have used this peer index since that time.

ITEM 6. SELECTED FINANCIAL DATA

COMPARATIVE FINANCIAL STATISTICS
(amounts in thousands of dollars, except share data and per share amounts)

	For the Year Ended
	December 29,		December 30,		December 31,		December 26,		December 27,
	2006		2005		2004		2003		2002

Statement of Operations Data:
Operating revenues	$3,495,048		$2,199,955		$2,661,324		$3,723,815		$3,519,177
Income/(loss) before income taxes	343,693	(1)	(70,181	)(2)	(232,172	)(3)	(109,637	)(4)	(360,062	)(5)
Provision for income taxes	(81,709)		(39,568)		(53,122)		(47,426)		(14,657)
Income/(loss) prior to cumulative effect of a change in accounting principle	261,984		(109,749)		(285,294)		(157,063)		(374,719)
Cumulative effect of a change in accounting principle for goodwill, net of $0 tax	—		—		—		—		(150,500	)(6)

Net income/(loss)	$261,984		$(109,749)		$(285,294)		$(157,063)		$(525,219)

Basic earnings/(loss) per common share:(7)
Net income/(loss) prior to cumulative effect of a change in accounting principle	$3.65	(8)	$(2.36)		$(57.84)		$(76.53)		$(182.98)
Cumulative effect on prior years (to December 29, 2001) of a change in accounting principle	—		—		—		—		(73.49)

Basic earnings/(loss) per common share	$3.65	(8)	$(2.36)		$(57.84)		$(76.53)		$(256.47)

Diluted earnings/(loss) per common share:(7)
Net income/(loss) prior to cumulative effect of a change in accounting principle	$3.43	(8)	$(2.36)		$(57.84)		$(76.53)		$(182.98)
Cumulative effect on prior years (to December 29, 2001) of a change in accounting principle	—		—		—		—		(73.49)

Diluted earnings/(loss) per common share	$3.43	(8)	$(2.36)		$(57.84)		$(76.53)		$(256.47)

Shares outstanding:(7)
Weighted-average number of common shares outstanding for basic earnings/(loss) per common share	66,498,192		46,570,088		4,932,370		2,052,229		2,047,835
Effect of dilutive securities	4,110,796		*		*		*		*

Weighted-average number of common shares outstanding for diluted earnings/(loss) per common share	70,608,988		46,570,088		4,932,370		2,052,229		2,047,835

	As of
	December 29,	December 30,	December 31,	December 26,	December 27,
	2006	2005	2004	2003	2002

Balance Sheet Data:
Current assets	$1,389,320	$851,523	$1,039,458	$1,174,376	$1,329,847
Current liabilities	1,247,603	997,564	1,251,581	1,350,359	1,449,795
Working capital	141,717	(146,041)	(212,123)	(175,983)	(119,948)
Land, buildings and equipment, net	302,488	258,672	280,305	309,615	407,819
Total assets	2,566,023	1,894,706	2,177,699	2,506,530	2,842,277
Long-term borrowings (including current installments)	202,969	315,412	570,073	1,033,072	1,124,262
Total temporary equity	983	—	—	—	—
Total shareholders’ equity/(deficit)	62,727	(341,158)	(525,565)	(872,440)	(780,939)

Other Data:
Unfilled orders, end of year	$5,431,400	$3,692,300	$2,048,100	$2,285,400 (9)	$5,445,900
New orders booked	4,892,200	4,163,000	2,437,100	2,163,500	3,052,400

(1)	Includes in fiscal year 2006: decreased contract profit of $(5,700) from the regular re-evaluation of contract profit estimates; net asbestos-related gains of $100,100; an aggregate charge of $(15,000) recorded in conjunction with the voluntary termination of our prior domestic senior credit agreement; and a net charge of $(12,500) recorded in conjunction with the debt reduction initiatives completed in April and May 2006.

(2)	Includes in fiscal year 2005: increased contract profit of $99,600 from the regular re-evaluation of contract profit estimates; a charge of $(113,700) on the revaluation of our estimated asbestos liability and asbestos insurance receivable; credit agreement costs associated with our prior domestic senior credit facility of $(3,500); and an aggregate charge of $(58,300) recorded in conjunction with the exchange offers for our trust preferred securities and our senior notes due 2011, which we refer to as our 2011 senior notes.

(3)	Includes in fiscal year 2004: increased contract profit of $37,600 from the regular re-evaluation of contract profit estimates; a gain of $19,200 on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe; a loss of $(3,300) on the sale of 10% of our equity interest in a waste-to-energy project in Italy; a charge of $(75,800) on the revaluation of asbestos insurance assets as a result of an adverse court decision in asbestos coverage allocation litigation; a net gain of $15,200 on the settlement of coverage litigation with certain asbestos insurance carriers; restructuring and credit agreement costs of $(17,200); a net charge of $(175,100) recorded in conjunction with the 2004 equity-for-debt exchange; and charges for severance cost of $(5,700).

(4)	Includes in fiscal year 2003: a $(15,100) impairment loss on the anticipated sale of a domestic corporate office building; a $16,700 gain on the sale of certain assets of Foster Wheeler Environmental Corporation and a gain of $4,300 on the sale of a waste-to-energy plant; a gain on revisions to project claim estimates and related cost of $1,500; a charge related to revisions of project estimates and related receivable allowances of $(32,300); a provision for asbestos claims of $(68,100); restructuring and credit agreement costs of $(43,600); and charges for severance cost of $(15,900).

(5)	Includes in fiscal year 2002: a loss recognized in anticipation of sales of assets of $(54,500); a charge related to revisions of project claim estimates and related costs of $(136,200); a charge related to revisions of project cost estimates and related receivable allowances of $(80,500); a provision for asbestos claims of $(26,200); a provision for a domestic plant impairment of $(18,700); restructuring and credit agreement costs of $(37,100); and charges for severance cost of $(7,700).

(6)	In fiscal year 2002, we recognized $(150,500) of impairment losses upon the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

(7)	Amounts include the impact of the one-for-twenty reverse split that was effective November 29, 2004.

(8)	As described further in Note 13 to the consolidated financial statements in this annual report on Form 10-K, we completed two common share purchase warrant offer transactions in January 2006. The fair value of the additional shares issued as part of the warrant offer transactions reduced net income attributable to our common shareholders when calculating earnings/(loss) per common share. The fair value of the additional shares issued was $19,445.

(9)	The decline in backlog includes a decrease of $1,673,900 resulting from the divestiture of Foster Wheeler Environmental Corporation in March 2003.

*	The impact of potentially dilutive securities such as outstanding stock options, warrants to purchase common shares, and the non-vested portion of restricted common shares and restricted common share units were not included in the calculation of diluted earnings/(loss) per common share due to their antidilutive effect.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars, except share data and per share amounts)

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and results of operations for the periods indicated below. This management’s discussion and analysis of financial condition and results of operations and other sections of this annual report on Form 10-K contain forward-looking statements that are based on our assumptions, expectations and projections about our company and the various industries within which we operate. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors could cause business conditions and results to differ materially from what is contained in our forward-looking statements. For additional risk information, see Item 1A, “Risk Factors.”

This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this annual report on Form 10-K.

Overview

We operate through two business groups — the Global Engineering & Construction Group, which we refer to as our Global E&C Group, and our Global Power Group. In addition, corporate center expenses, corporate debt expenses, other corporate expenses and expenses related to certain legacy liabilities, such as asbestos, are reported independently in the Corporate and Finance Group, which we refer to as the C&F Group.

Fiscal Year 2006 Results

We earned record net income in fiscal year 2006, driven primarily by the performance of our Global E&C Group. Our net income for fiscal year 2006 was $262,000, which included $100,100 in net asbestos-related gains, a $15,000 charge related to the voluntary replacement of our prior domestic senior credit agreement, and a $12,500 charge on debt reduction initiatives. Additional highlights for fiscal year 2006 included the following:

•	Our consolidated operating revenues increased 58.9% to $3,495,000, as compared to fiscal year 2005, reflecting greater business activity in both our Global E&C Group and our Global Power Group.

•	Our consolidated new orders, measured in terms of future revenues, increased 17.5% to $4,892,200, as compared to fiscal year 2005.

•	Our consolidated backlog of unfilled orders, measured in future revenues, as of December 29, 2006 increased 47.1% to $5,431,400, as compared to December 30, 2005.

•	Our consolidated backlog, measured in terms of Foster Wheeler scope (as defined below), as of December 29, 2006 increased 17.1% to $2,528,200, as compared to December 30, 2005.

•	We settled with four insurers to resolve disputed asbestos-related coverage and we were successful on our appeal of a New York state trial court decision that previously had held that New York, rather than New Jersey, law applies in the coverage litigation with our subsidiaries’ insurers. As a result of these settlements, together with the impact of the revaluation of our asbestos liability estimate, we recorded net gains on asbestos of $100,100. Please refer to Note 20 to the consolidated financial statements in this annual report on Form 10-K for further information.

•	We generated net cash from operations of $263,700 and ended the year with record total cash, restricted cash and short-term investments of $630,000.

•	We executed a new $350,000, five-year domestic senior credit agreement, which increases our bonding capacity, provides up to $100,000 in revolving borrowings and, at current usage rates, saves approximately $8,000 in annual bonding costs. Please refer to Note 7 to the consolidated financial statements in this annual report on Form 10-K for further information.

•	We substantially completed our debt reduction program. In January 2006, we completed two warrant offer transactions, which raised $75,300 in net proceeds. In April 2006, we consummated the exchange of 1,277,900 of our common shares for $50,000 of the then-outstanding aggregate principal amount of our 2011 senior notes and used the cash generated from the warrant offers to (1) redeem the remaining $61,500 of outstanding aggregate principal amount of our 2011 senior notes and the remaining $6,000 of our outstanding trust preferred securities, (2) execute an open market purchase of $1,000 principal amount of our outstanding convertible notes, (3) pay accrued unpaid interest on our 2011 senior notes and our trust preferred securities, and (4) pay related transaction fees and expenses. These debt reduction initiatives reduced the carrying amount of outstanding debt by $122,100. Please refer to Note 7 to the consolidated financial statements in this annual report on Form 10-K for further information.

Challenges and Drivers

Our primary operating focus continues to be booking quality new business and executing our contracts well. The global markets in which we operate are largely dependent on overall economic growth and the resultant demand for oil and gas, electric power, petrochemicals and refined products. These markets continued to be strong in 2006 which in turn continued to stimulate investment in new and expanded plants by our clients. We expect these markets to remain strong throughout 2007 and, therefore, attracting and retaining qualified technical personnel will continue to be a management priority.

The Global E&C Group’s new orders increased 19.9% to $3,695,300 in fiscal year 2006, compared to fiscal year 2005. We expect that capital investments in the markets served by our Global E&C Group, including the chemical, petrochemical, oil refining, liquefied natural gas and upstream oil and gas industries, will remain strong throughout 2007. As a result, we also expect the demand for the services and equipment supplied by engineering and construction contractors such as us to remain strong throughout 2007. The Global Power Group’s new orders increased 10.6% to $1,196,900 in fiscal year 2006, compared to fiscal year 2005. We believe that the global power markets strengthened during 2006 and believe there are significant growth opportunities during 2007 in the power markets we serve, such as solid fuel-fired boilers, boiler services, boiler environmental products and boiler-related construction services. We believe we are well positioned to address both our Global E&C Group and Global Power Group markets during 2007.

Liquidity

We forecast cash flow over a rolling twelve-month period and project that sufficient cash will be available from existing cash balances and cash flow from operations to fund our working capital needs throughout such period. Please refer to “— Liquidity and Capital Resources” in this annual report on Form 10-K for additional details.

Results of Operations:

Consolidated Operating Revenues:

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Amount	$3,495,048	$2,199,955	$2,661,324
$ Change	1,295,093	(461,369)
% Change	58.9%	(17.3)%

The increase in consolidated operating revenues in fiscal year 2006 reflected our success in addressing the strong market activity in both our Global E&C Group and our Global Power Group (please refer to the section entitled “Reportable Segments” within this Item 7 and Note 17 to the consolidated financial statements in this annual report on Form 10-K for further information). The revenue increase during 2006 was due largely to the significant increase in bookings that occurred in fiscal year 2005 and the early part of fiscal year 2006 in both our Global E&C Group and our Global Power Group. However, $289,400 of the increase during 2006 resulted from an increase versus 2005 in flow-through revenues and costs in our Global E&C Group on projects executed by our United Kingdom, Continental Europe and Asia-Pacific operations. Flow-through revenues and costs relate to projects where we purchase and install equipment on behalf of our customers on a reimbursable basis with no mark-up. Flow-though revenues and costs do not impact contract profit or net earnings, but increased amounts of flow-through revenues and costs have the effect of reducing our reported profit margins as a percent of operating revenues.

The fiscal year 2005 change reflected lower revenues in both our Global E&C and Global Power Groups. The lower revenues in the Global E&C Group related primarily to a reduction in flow-through costs in our United Kingdom, Continental Europe and Asia-Pacific operations in fiscal year 2005 of approximately $500,000. The decline in revenues in the Global Power Group resulted from several large lump-sum turnkey, or LSTK, contracts in Europe, which were substantially completed in fiscal year 2004 and were not replaced in fiscal year 2005. We do not intend for our Global Power Group to pursue additional LSTK contracts for full power plants without partnering with the Global E&C Group or a qualified third-party.

Consolidated Contract Profit:

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Amount	$507,787	$346,342	$260,662
$ Change	161,445	85,680
% Change	46.6%	32.9%

Consolidated contract profit is computed as consolidated operating revenues less consolidated cost of operating revenues. The increase in contract profit for fiscal year 2006, compared to fiscal year 2005, primarily reflected the significant increase in volume of revenues described above in both our Global E&C Group and our Global Power Group, and from increased margins earned by our Global E&C Group, partially offset by the project write-downs in the Global Power Group. Please refer to the section entitled “Reportable Segments” within this Item 7 for further information.

The increase in contract profit for fiscal year 2005 reflected an increase in the volume of projects that we executed, as compared to fiscal year 2004, as a result of significant new awards in late fiscal year 2004 and in the early part of fiscal year 2005. Contract profit for fiscal year 2004 also included profit reversals and losses totaling $74,800 on three large Global Power Group LSTK contracts in Europe.

Consolidated Selling, General, and Administrative (SG&A) Expenses:

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Amount	$225,330	$216,691	$213,919
$ Change	8,639	2,772
% Change	4.0%	1.3%

SG&A expenses included the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs. The increase in SG&A expenses in fiscal year 2006 resulted primarily from increases in general overhead costs of $23,800 and research and development costs of $100, which were partially offset by a decrease in sales pursuit costs of $15,300. The increase in general overhead resulted primarily from $3,200 of severance costs in fiscal year 2006 in our domestic and European Global Power Group businesses relating to several senior management changes, $7,600 of additional non-cash equity-based compensation expense in fiscal year 2006 resulting primarily from the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” a $6,200 increase in personnel costs including an increase in related short-term incentive expense, and $2,800 from costs associated with the wind down of our Canadian operations. The decline in sales pursuit costs reflected, in part, a reduction in the number of major LSTK proposals during 2006.

The increase in fiscal year 2005 resulted primarily from an increase in general overhead of $15,000, which was partially offset by reductions in sales pursuit costs of $7,100 and research and development costs of $5,100. The increase in general overhead resulted primarily from non-cash amortization expense of $8,900 relating to restricted equity awards issued to employees under the long-term incentive program implemented at the conclusion of our equity-for-debt exchange in 2004.

Consolidated Other Income:

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Amount	$63,729	$63,723	$88,383
$ Change	6	(24,660)
% Change	0.0%	(27.9)%

Other income in fiscal year 2006 consisted primarily of $15,100 of interest income, $29,300 in equity earnings generated from our investments, primarily from minority ownership interests in build, own, and operate projects in Italy and Chile (as described further in Note 5 to the consolidated financial statements in this annual report on Form 10-K), a $1,000 gain on the sale of a previously mothballed manufacturing facility in Dansville, New York, a $9,200 gain recognized at our Camden, New Jersey waste-to-energy facility from the State of New Jersey’s payment on the project’s debt, and $600 of investment income. In fiscal year 2006, the majority owners of certain build, own, and operate projects in Italy sold their interests to another third-party. Prior to this sale, our share of earnings from our minority interests in these projects were reported on a pretax basis in consolidated other income and the associated taxes were reported in the consolidated provision for income taxes because we and the other partners elected pass-through taxation treatment under local law. As a direct result of the ownership change resulting from the sale, the subject entities are now precluded from electing pass-through taxation treatment. As a result, commencing in fiscal year 2006, we reported our share of the related after-tax earnings in consolidated other income. This change reduced consolidated other income and the consolidated provision for taxes by $8,600 in fiscal year 2006.

Other income in fiscal year 2005 consisted primarily of $8,900 of interest income, $30,600 in equity earnings generated from our investments, primarily from minority ownership interests in build, own, and operate projects in Italy and Chile (as described further in Note 5 to the consolidated financial statements in this annual report on Form 10-K), a $1,500 gain recognized in the United Kingdom on the sale of an investment, a $9,000 gain recognized at our Camden, New Jersey waste-to-energy facility from the State of New Jersey’s payment on the project’s debt, and $1,300 of investment income.

Other income in fiscal year 2004 consisted primarily of $8,800 of interest income, $34,200 in equity earnings generated from our investments, primarily from minority ownership interests in build, own, and operate projects in Italy and Chile (as described further in Note 5 to the consolidated financial statements in this annual report on Form 10-K), $15,900 in net gains on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe and the sale of a minority interest in a waste-to-energy project in Italy, a $8,600 gain recognized at our Camden, New Jersey waste-to-energy facility from the State of New Jersey’s payment on the project’s debt, $1,400 of investment income, and $4,500 in gains on dispute settlements.

Consolidated Other Deductions:

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Amount	$45,453	$36,529	$32,096
$ Change	8,924	4,433
% Change	24.4%	13.8%

Other deductions in fiscal year 2006 consisted primarily of $7,200 of bank fees, $17,300 of legal fees, $4,800 of consulting fees, $1,700 of foreign exchange losses, a $6,400 provision for environmental dispute resolution and remediation costs and a $4,100 charge for tax penalties, partially offset by $(1,300) of bad debt recovery.

Other deductions in fiscal year 2005 consisted primarily of $8,800 of bank fees, $3,500 of which was associated with a prior senior credit facility, $12,800 of legal fees, $2,700 of foreign exchange losses, $4,200 of environmental costs and $1,400 in charges related to the common share purchase warrants offers that we commenced in December 2005, partially offset by $(6,700) of bad debt recovery.

Other deductions in fiscal year 2004 consisted primarily of $17,200 for professional fees and expenses for restructuring activities and the domestic U.S. credit agreements, $3,000 for legal fees and $2,600 relating to government-mandated postretirement benefits in France.

Consolidated Interest Expense:

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Amount	$24,944	$50,618	$94,622
$ Change	(25,674)	(44,004)
% Change	(50.7)%	(46.5)%

The change in interest expense in fiscal year 2006, compared to fiscal year 2005, reflected the benefits of our debt reduction initiatives completed in fiscal year 2006 and the latter half of fiscal year 2005.

The change in interest expense in fiscal year 2005, compared to fiscal year 2004, reflected the benefits of our three equity-for-debt exchanges completed in August 2005, November 2005 and September 2004.

Please refer to Notes 6 and 7 to the consolidated financial statements in this annual report on Form 10-K for more information.

Consolidated Minority Interest:

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Amount	$4,789	$4,382	$4,900
$ Change	407	(518)
% Change	9.3%	(10.6)%

Minority interest reflected third-party ownership interests in the results of our Global Power Group’s Martinez, California gas-fired cogeneration facility, and manufacturing facilities in Poland and the People’s Republic of China. The change in minority interest expense is based upon changes in the underlying earnings of the subsidiaries.

Consolidated Net Asbestos-Related Gains/(Provision):

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Amount	$100,131	$(113,680)	$(60,626)
$ Change	213,811	(53,054)
% Change	N/M	87.5%

N/M — not meaningful.

The net asbestos-related gain in fiscal year 2006 resulted primarily from asbestos insurance settlement gains of $96,200 and a gain of $19,500 on our successful appeal of a New York state trial court decision that previously had held that New York, rather than New Jersey, law applies in the coverage litigation with our subsidiaries’ insurers, partially reduced by a charge of $15,600 reflecting the revaluation of our asbestos liability resulting from increased asbestos defense costs projected through year-end 2021 and for the addition of another year to our 15-year asbestos liability estimate.

The net asbestos-related provision in fiscal year 2005 resulted from the revaluation of our estimated asbestos indemnity and defense costs liability and our estimated asbestos insurance receivable. The net asbestos-related provision in fiscal year 2004 resulted from a reduction in our asbestos insurance receivable of $75,800 recorded in the fourth quarter of 2004 that resulted from the aforementioned initial New York state trial court decision, which was partially offset by $15,200 in gains from asbestos insurance settlements.

Please refer to Note 20 to the consolidated financial statements in this annual report on Form 10-K for more information.

Prior Domestic Senior Credit Agreement Fees and Expenses:

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Amount	$14,955	$—	$—
$ Change	14,955	—
% Change	N/M	N/M

N/M — not meaningful.

Our prior domestic senior credit agreement fees and expenses resulted from the voluntary replacement of our prior domestic senior credit agreement with a new domestic senior credit agreement in October 2006. We were required to pay a prepayment fee of $5,000 as a result of the early termination of our prior agreement along with $500 in other termination fees and expenses. The early termination also resulted in the impairment of $9,500 of unamortized fees and expenses paid in 2005 associated with this agreement. In total, we recorded a charge of $15,000 in fiscal year 2006 in connection with the termination of our prior domestic senior credit agreement.

Please refer to Note 7 to the consolidated financial statements in this annual report on Form 10-K for more information.

Consolidated Loss on Debt Reduction Initiatives:

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Amount	$12,483	$58,346	$175,054
$ Change	(45,863)	(116,708)
% Change	(78.6)%	(66.7)%

The loss on debt reduction initiatives in fiscal year 2006 resulted from the debt reduction activities completed in the second quarter of 2006. The charge to income reflected a loss of $8,200 on the exchange transaction for our 2011 senior notes resulting primarily from the difference between the fair market value of the common shares issued and the carrying value of our 2011 senior notes exchanged, a loss of $3,900 on the redemption of our 2011 senior notes resulting primarily from a make-whole premium payment, and a loss of $200 on the redemptions of our trust preferred securities and our convertible notes resulting primarily from the write-off of deferred charges. The consolidated loss on the debt reduction initiatives was offset by an improvement in consolidated shareholders’ equity/(deficit) of $58,800, resulting from the issuance of our common shares.

The loss on debt reduction initiatives in fiscal year 2005 resulted from our trust preferred securities exchange offer consummated in August 2005 and our 2011 senior notes exchange offer consummated in November 2005, which resulted in charges to income of $41,500 and $16,800, respectively. The charges were offset by an aggregate improvement in consolidated shareholders’ equity/(deficit) of $297,000. The charges, which were substantially non-cash, reflect the differences between the carrying values of the debt and the market prices of the common shares on the closing dates of the exchanges.

The loss on debt reduction initiatives in fiscal year 2004 resulted from the equity-for-debt exchange offer consummated in September 2004. The loss on the exchange was offset by an improvement in consolidated shareholders’ equity/(deficit) of $623,200. The charge, which was substantially non-cash, resulted primarily from the exchange of the convertible notes.

Please refer to Notes 6 and 7 to the consolidated financial statements in this annual report on Form 10-K for more information.

Consolidated Tax Provision:

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Amount	$81,709	$39,568	$53,122
$ Change	42,141	(13,554)
% Change	106.5%	(25.5)%

The consolidated tax provision resulted from the fact that certain of our operating units in Europe and Asia were profitable and required a provision for national and/or local income taxes. The consolidated tax provision also included certain domestic state taxes and other U.S. permanent book/tax differences. Additionally, taxes may be payable in countries where our operating units executed project-related work. The pretax earnings of these profitable operations could not be offset against certain other operations generating losses. Further, with regard to our operations generating losses, SFAS No. 109, “Accounting for Income Taxes,” requires us to reduce our deferred tax benefits by a valuation allowance when, based upon available evidence, it is more likely than not that these tax benefits will not be realized for these operations in the future. Should the entities subject to valuation allowances subsequently generate pretax earnings, the valuation allowance would be reduced and favorably impact our effective tax rate. This occurred during fiscal year 2006 in the U.S. (as a result of the net asbestos-related gains) and in certain non-U.S. jurisdictions.

Our effective tax rate is dependent on the location and amount of our taxable earnings and the effects of changes in valuation allowances. The difference between the statutory and effective tax rates for fiscal year 2006 resulted predominantly from earnings in jurisdictions where we had previously recorded a full valuation allowance (primarily the U.S., which in 2006 generated net asbestos-related gains, and certain non-U.S. jurisdictions) and non-U.S. earnings being taxed at rates lower than the U.S. statutory rate, offset by losses subject to valuation allowance in certain other non-U.S. jurisdictions and certain U.S. permanent book/tax differences. The difference between the statutory and effective tax rates for fiscal year 2005 resulted predominantly from taxable income in certain jurisdictions (primarily non-U.S.) combined with a change in valuation allowance offsetting other loss benefits in other jurisdictions (primarily U.S.). We monitor the jurisdictions for which valuation allowances against deferred tax assets were established in previous years. As we currently are experiencing a positive earnings trend in certain of these jurisdictions, we continue to evaluate the need to reverse such valuation allowances with respect to the deferred tax assets of these jurisdictions on a quarterly basis. Such evaluation includes a review of all available evidence, both positive and negative, in determining whether a valuation allowance is necessary.

For statutory purposes, the majority of the domestic federal tax benefits, against which valuation reserves have been taken, do not expire until 2024 and beyond, based on current tax laws.

Consolidated EBITDA:

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Amount	$399,514	$8,652	$(104,795)
$ Change	390,862	113,447
% Change	4517.6%	N/M

N/M — not meaningful.

EBITDA for fiscal year 2006 included the impact of the increased margins and volume of work being executed by our Global E&C Group and the aforementioned net asbestos gains, partially offset by the impact of our debt reduction initiatives and the costs associated with the voluntary replacement of our prior domestic senior credit agreement. EBITDA for both fiscal years 2005 and 2004 included charges related to asbestos and to the completed equity-for-debt exchange offers. The strong operating performance in our Global E&C Group was partially offset by $50,200 of write-downs on Global Power Group projects in Europe and North America. Please refer to the section entitled “Reportable Segments” within this Item 7 for further information.

EBITDA is a supplemental, non-generally accepted accounting principle financial measure. EBITDA is defined as income before income taxes, interest expense, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. EBITDA, after adjustment for certain unusual and infrequent items specifically excluded in the terms of our current and prior senior credit agreements, is used for certain covenants under our current and prior senior credit agreements. We believe that the line item on the consolidated statement of operations and comprehensive income/(loss) entitled “net income/(loss)” is the most directly comparable generally accepted accounting principle (“GAAP”) financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income/(loss) as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income/(loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations;

•	It does not include depreciation. Because we must utilize substantial property, plant and equipment in order to generate revenues in our operations, depreciation is a necessary and ongoing part of our costs. Therefore, any measure that excludes depreciation has material limitations.

A reconciliation of EBITDA, a non-GAAP financial measure, to net income/(loss), which we believe is the most directly comparable GAAP financial measure, is shown below.

		Global		Global		C&F
	Total	E&C Group		Power Group		Group(1)

For the Year Ended December 29, 2006
EBITDA	$399,514	$323,297	(2)	$95,039	(2)	$(18,822	)(2)

Less: Interest expense	(24,944)
Less: Depreciation and amortization	(30,877)

Income before income taxes	343,693
Provision for income taxes	(81,709)

Net income	$261,984

For the Year Ended December 30, 2005
EBITDA	$8,652	$165,629	(3)	$107,266	(3)	$(264,243	)(3)

Less: Interest expense	(50,618)
Less: Depreciation and amortization	(28,215)

Loss before income taxes	(70,181)
Provision for income taxes	(39,568)

Net loss	$(109,749)

For the Year Ended December 31, 2004
EBITDA	$(104,795)	$135,548	(4)	$80,814	(4)	$(321,157	)(4)

Less: Interest expense	(94,622)
Less: Depreciation and amortization	(32,755)

Loss before income taxes	(232,172)
Provision for income taxes	(53,122)

Net loss	$(285,294)

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.

(2)	Includes in fiscal year 2006: (decreased)/increased contract profit of $(5,700) from the regular re-evaluation of contract profit estimates: $14,700 in our Global E&C Group and $(20,400) in our Global Power Group; net asbestos-related gains of $100,100 recorded in our C&F Group; an aggregate charge of $(15,000) recorded in our C&F Group in conjunction with the voluntary termination of our prior domestic senior credit agreement; and a net charge of $(12,500) recorded in our C&F Group in conjunction with the debt reduction initiatives completed in April and May 2006.

(3)	Includes in fiscal year 2005: increased contract profit of $99,600 from the regular re-evaluation of contract profit estimates: $66,300 in our Global E&C Group and $33,300 in our Global Power Group; a charge of $(113,700) in our C&F Group on the revaluation of our estimated asbestos liability and asbestos insurance receivable; credit agreement costs in our C&F Group associated with our prior senior credit facility of $(3,500); and an aggregate charge of $(58,300) in our C&F Group recorded in conjunction with the exchange offers for our trust preferred securities and our 2011 senior notes.

(4)	Includes in fiscal year 2004: increased/(decreased) contract profit of $37,600 from the regular re-evaluation of contract profit estimates: $83,200 in our Global E&C Group and $(45,600) in our Global Power Group; a gain of $19,200 in our Global E&C Group on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe; a loss of $(3,300) in our Global E&C Group on the sale of 10% of our equity interest in a waste-to-energy project in Italy; a charge of

$(75,800) in our C&F Group on the revaluation of asbestos insurance assets as a result of an adverse court decision in asbestos coverage allocation litigation; a net gain of $15,200 in our C&F Group on the settlement of coverage litigation with certain asbestos insurance carriers; restructuring and credit agreement costs of $(17,200) in our C&F Group; a net charge of $(175,100) in our C&F Group recorded in conjunction with the 2004 equity-for-debt exchange; and charges for severance cost of $(5,700): $(2,900) in our Global E&C Group, $(1,900) in our Global Power Group and $(900) in our C&F Group.

Reportable Segments

We use several financial metrics to measure the performance of our business segments. EBITDA, as discussed and defined above, is the primary earnings measure used by our chief decision makers.

Global E&C Group

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Operating revenues	$2,219,104	$1,471,948	$1,672,082
$ Change	747,156	(200,134)
% Change	50.8%	(12.0)%
EBITDA	$323,297	$165,629	$135,548
$ Change	157,668	30,081
% Change	95.2%	22.2%

Results

The increase in operating revenues in fiscal year 2006, compared to fiscal year 2005, reflected increased volumes of work at all of our Global E&C Group operating units. Major projects in the Middle East, Australia, Chile, and Italy in the oil and gas, refining, and chemical/ petrochemical industries led the increase in activities.

The increase in EBITDA in fiscal year 2006 resulted primarily from the increased volumes of work and improved margins at all of our Global E&C operations. The markets served by our Global E&C Group remain strong and there have been published reports of capacity constraints in the engineering and construction industry. We increased our direct manpower by 47% in fiscal year 2006, primarily in our United Kingdom, Indian, North American, and Asian offices, to help capture the market growth. We plan to continue to expand our operational capacity throughout 2007 through the combination of organic growth and selective acquisitions.

The change in operating revenues in fiscal year 2005 primarily reflected a $500,000 reduction in flow-through costs, partially offset by strong operating performance in the United Kingdom.

The increase in EBITDA in fiscal year 2005 resulted primarily from strong operational performance in the European operations driven by project cost under-runs and the award of project incentives.

Overview of Segment

We expect the strong global economic growth and demand for oil and gas, petrochemicals and refined products that stimulated investment in new and expanded plants over the past year to continue throughout 2007.

Although oil and gas prices have fallen from record highs, they continue to be at historically high levels. Additionally, the price differential between heavier, higher-sulfur crude oil and lighter, sweeter crudes remained wide throughout 2006. Both of these factors are leading to increased investment in upstream, mid-stream and downstream oil and gas facilities. We expect this trend to continue throughout 2007.

We anticipate that spending for upstream and mid-stream oil and gas facilities will continue to increase in most regions, particularly in West Africa, the Middle East, Russia and the Caspian states. We believe that rising demand for natural gas in Europe, Asia and the United States, combined with a shortfall in indigenous production, continues to act as a stimulant to the liquefied natural gas (“LNG”) business. We expect that investment will continue throughout 2007 for both LNG liquefaction plants and receiving terminals.

We believe that the global refining system is currently running at very high utilization rates, which, combined with increasing global demand for transportation fuels and the crude pricing differential discussed above, will continue to stimulate refinery investment, particularly to process the heavier, higher-sulfur crudes.

The crude price differential also creates financial incentives for upgrading refinery residue to higher value transportation fuels, and we expect to see continued substantial investment in bottom-of-the-barrel upgrading projects in Europe, the United States and, potentially, Asia. We believe that our clients will decide to make additional investments in refineries in 2007. We have considerable experience and expertise in this area, including our proprietary delayed coking technology. At year-end 2006 we were working on 33 delayed coking projects, which allow refineries to upgrade lower quality crude oil or refinery residue to high value refined products such as jet fuel. The projects being executed include feasibility studies, front-end engineering and design contracts, coker technology license agreements, engineering procurement and construction supervision contracts, and full LSTK contracts. Our Global E&C Group’s proprietary coking technology, know-how, and extensive experience in designing and constructing delayed cokers place us in a good competitive position to address this market. The delayed coking projects currently being executed are located in South America, the U.S., Europe and India.

Refinery capacity constraints are generating an interest in additional refinery capacity, both greenfield and expansions. Major new investments have already commenced and additional investments are planned for projects in the Middle East, and major expansion plans are being implemented for new facilities in India, Southeast Asia and China. We believe that the current cycle of investment at U.S. and European refineries to meet the demands of clean fuels legislation has now wound down. However, refineries in the Middle East, North Africa and Asia are now embarking on similar programs. In addition, we believe there will be increased investment during 2007 and 2008 in aromatics production, which we expect to lead to investment at both refineries and petrochemical facilities. We are currently working on environmentally driven projects in the Middle East and Europe.

Investment in petrochemical plants rose sharply in 2004 and 2005 in response to strong growth in demand. The majority of this investment has been centered in the Middle East. We believe that continued strong demand would support further new investment in the Middle East and Asia throughout 2007. We continue to execute several major petrochemical contracts.

While the outlook for oil and gas, refining and petrochemicals in 2007 remains positive, it is possible that as the demand and cost for engineering and construction services, materials and equipment, and commodities continues to rise and as the delivery schedule of engineering and construction services lengthens, clients may elect to cancel or delay investments until the market slows.

Investment in new pharmaceutical production facilities slowed in the period 2004 through 2006. We believe this was attributable to industry cost pressure and increased regulation. Investment has focused on plant upgrading and improvement projects rather than major new production facilities. There are now indications of some renewed interest in more significant plant investment in the key pharmaceutical investment hubs — Singapore, Ireland, and Puerto Rico.

Global Power Group

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Operating revenues	$1,275,944	$728,024	$988,630
$ Change	547,920	(260,606)
% Change	75.3%	(26.4)%
EBITDA	$95,039	$107,266	$80,814
$ Change	(12,227)	26,452
% Change	(11.4)%	32.7%

Results

The increase in operating revenues in fiscal year 2006 over fiscal year 2005 resulted from execution on increased bookings that occurred largely in the latter half of 2005 and the early part of 2006 in our operations in Europe and North America.

Our Global Power Group experienced lower levels of EBITDA in fiscal year 2006, compared to fiscal year 2005. The Global Power Group’s EBITDA was adversely impacted by poor performance on eight contracts resulting in approximately $54,200 of charges and profit losses in Europe and North America in fiscal year 2006; net gains of approximately $2,600 on contract dispute settlements with clients in North America that occurred in fiscal year 2005 that were not repeated in fiscal year 2006; a charge of approximately $7,100 in fiscal year 2006 associated with the wind down of our Canadian operations; and from reduced margins on projects currently being executed in Europe and North America versus several high margin contracts executed in Asia during fiscal year 2005.

Included in the $54,200 of charges and profit losses is a contingency of $25,000, which we established during the fourth quarter of 2006 for one European Power legacy engineering, procurement and construction project. This project was bid in 2001 and awarded in 2002, prior to the implementation of our risk management controls and our Project Risk Management Group. This project was the source of previous write-downs and profit reversals in 2004. The two plants involved in this project are completed and have been operating, but have experienced a series of technical issues, the extent of which was detected in the fourth quarter of 2006. We currently believe that we can resolve the technical issues which largely involve corrosion in the front end of the plant caused by the client’s use of fuel that is not within the contract specifications, as well as back-end corrosion occurring in the subcontractor-provided emissions control equipment and induction fans. We are currently in dispute with our client and our subcontractor as to who is financially responsible for the required plant modifications. For further information, please see Note 20 to the consolidated financial statements in this annual report on Form 10-K.

Our senior management implemented a number of improvements to the commercial and operational processes of the Global Power Group during 2006. First, we reduced the operating authorities of several subsidiaries with respect to technology and scope of work. This was done to ensure that our subsidiaries are only bidding where they had established a clear track record of past successes. The commercial best practices from our Global E&C Group were applied to our Global Power Group and commercial oversight is now being provided by an individual who was transferred from our Global E&C Group. In addition, the governance and routine management of our project operations was improved and strengthened. Finally, a number of personnel changes were made to strengthen both the commercial and operations groups of the Global Power Group.

The change in operating revenues in fiscal year 2005 primarily reflects our European unit’s execution and completion of several major LSTK projects for full power plants in fiscal year 2004 that were not replaced during fiscal year 2005. The Global Power Group is not currently authorized to undertake LSTK contracts for full power plants without the involvement of the Global E&C Group or a qualified external partner.

The improvement in EBITDA in fiscal year 2005 reflects the significantly improved earnings at our European operations compared to fiscal year 2004, during which period project losses were incurred.

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

In North America, we believe the declining generating capacity reserves across the region, coupled with persistent high oil and natural gas pricing, is spurring market growth for large coal utility boilers. Given the uncertainty of future greenhouse gas regulation, we are seeing a growing market preference for supercritical utility boilers. Plants that use these technologies operate more efficiently by producing the least amount of air emissions, including greenhouse gas, per unit of electricity produced. We believe clients are selecting these technologies as a hedge against future greenhouse gas, mercury and other pollutant regulation that could occur in the near term. Due to this market direction, our Global Power Group is now actively marketing large-scale supercritical boiler technology as part of our utility boiler product portfolio to capitalize on this business opportunity. From the industrial sector, we are seeing growth in the solid fuel industrial boiler market, driven by high oil and gas pricing. These boilers offer industrial clients an attractive economic solution to supply their energy needs by utilizing low cost biomass and other solid opportunity fuels. Many of these fuels also carry governmental tax credits and other financial incentives to encourage their use as renewable fuels, making them more attractive to both the industrial and utility power sectors. We believe that our CFB boiler technology is well positioned to serve this market segment due to its outstanding fuel flexibility and excellent environmental performance. The U.S. Environmental Protection Agency’s, or EPA’s, recent finalization of the Clean Air Interstate Rule and the implementation of earlier New Source Review lawsuit settlements brought against a number of utilities by the EPA continue to drive a strong retrofit pollution control market, including add-on pollution control systems, such as low NOx combustion systems, selective catalytic reduction systems, and flue gas desulphurization systems. This market trend should benefit sales of our environmental products. Finally, we believe that due to reducing capacity margins (which represent the amount of unused available electric generating capacity as a percentage of total electric capacity), coal utility power plants are operating at greater capacity to produce more electricity, which, in turn, is spurring maintenance investment by owners. We also think that owners are making larger capital investments in these plants to extend their lives. We believe these factors are helping to maintain a strong boiler service market, which should benefit our boiler service business.

In Europe, we believe that many of the same market forces discussed above are resulting in similar beneficial market trends for our European power business. We believe that declining power capacity reserves across the region, coupled with persistent high oil and natural gas pricing, is spurring market growth for large utility coal boilers. Due to Europe’s historical preference for high efficiency coal power plants and active greenhouse gas regulation for power plants (emissions trading scheme), we believe supercritical boiler technology will continue to be the preference in the utility boiler market sector. For this market segment, we believe that our supercritical CFB technology significantly increases our opportunity to take full advantage of the substantial domestic coal reserves held by many industrialized nations. In the fourth quarter of 2005, we were awarded a LSTK contract for the design, supply and erection of the world’s largest and first supercritical CFB boiler in Poland. This project is currently under construction. From the industrial sector, driven by increasing power prices, and high oil and gas pricing, we are seeing growth in the solid fuel industrial power market, which is benefiting sales of our industrial boilers. The European Union, or EU, has established regulation and incentive programs to encourage the use of biomass and other waste fuels, which we believe is spurring growth both in the industrial and utility sectors for our CFB boilers market. We believe that the EU’s new landfill and waste recycling directives has opened a new market for our CFB boilers firing refuse derived fuels. The EU’s Large Combustion Plant Directive, or LCPD, is expected to drive growth in the retrofit pollution control market, which should benefit our environmental products business. Due to the LCPD’s relatively mild first step reduction goals, we do not expect to see significant growth until after 2008 in this sector. Finally, coal utility power plants in Europe are operating at greater capacity to produce more electricity spurring maintenance and life extension investment by owners. Similar to the U.S., reduced capacity margins are driving this market, which is having a positive effect on the volume of our boiler service sales.

In Asia, we believe that high economic growth continues to drive strong power demand growth and demand for new power capacity. We believe that the region’s historically high coal use, now coupled with high world oil and gas pricing, will likely continue to drive growth for coal-fueled utility and industrial boilers in the region. The region contains some of the world’s largest utility and industrial boiler markets, such as China and India, offering opportunities to our Global Power Group businesses. Historically, it has been difficult for foreign companies to penetrate these markets due to national trade policies and client preference for local companies. To maximize our opportunities, we are continuing our licensing strategy that gives us the double benefit of gaining access to these closed markets while expanding our capacity and resources through our licensees to expand further in the global market place. Due to the region’s growing environmental awareness, we see opportunities for our CFBs as well as our supercritical pulverized coal, or PC, boiler technologies, as well as biomass and opportunity fuel applications. We also see substantial opportunity for our CFB boilers in the potentially large Indian power market resulting from the country’s abundant low quality coals. Finally, reduced capacity margins are also resulting in coal utility power plants operating at greater capacity to produce more electricity, which in turn spurs maintenance and life extension investment by owners, offering further opportunity for our boiler services.

Due to these market factors, the Global Power Group is actively marketing our PC and CFB boilers utilizing both conventional and supercritical steam designs, as well as our boiler maintenance services, on a worldwide scale.

Liquidity and Capital Resources

Fiscal Year 2006 Activities

As of December 29, 2006, we had a record amount of cash and cash equivalents on hand, short-term investments and restricted cash totaling $630,000. This compares to $372,700 as of December 30, 2005. This increase resulted primarily from cash provided from operations of $263,700 generated primarily from increased margins and volumes of business from our foreign Global E&C Group subsidiaries. Of the $630,000 total at December 29, 2006, $509,100 was held by our foreign subsidiaries. Please refer to Note 1 to the consolidated financial statements in this annual report on Form 10-K for additional details on cash and restricted cash balances.

The increase in cash flows from operations in fiscal year 2005, compared to fiscal year 2004, resulted from the improved operating performance of both our Global E&C Group and our Global Power Group. In addition, cash flows from operations in fiscal year 2004 included significant expenditures incurred on three problematic LSTK projects in the Global Power Group’s European operations and from professional fees and expenses associated with the equity-for-debt exchange in 2004.

The cash outflows from investing activities were primarily related to capital expenditures, which were $30,300, $10,800 and $9,600 in fiscal years 2006, 2005 and 2004, respectively. The capital expenditures related primarily to leasehold improvements, information technology equipment and office equipment at our Global E&C Group offices in the United Kingdom, Continental Europe and Asia-Pacific and the expansion of the Global Power Group’s manufacturing facility in China. These expenditures reflect the increased volumes of business in both our business groups.

Cash provided by financing activities was $500 in fiscal year 2006, compared with cash used in financing activities of $41,500 and $30,500 in fiscal years 2005 and 2004, respectively. The significant improvement in fiscal year 2006 resulted primarily from the proceeds generated from the exercise of common share purchase warrants and stock options, partially offset by the reduction in debt and capital lease obligations. In addition, financing fees and expenses of $5,700 and $13,700 were paid in fiscal year 2006 and 2005, respectively, in conjunction with the execution of new senior credit agreements.

In October 2006, we closed on a new $350,000, five-year domestic senior credit agreement, which replaced our domestic senior credit agreement arranged in 2005. Our new domestic senior credit agreement provides $100,000 of increased letter of credit capacity and financial flexibility at a significantly lower cost when compared to our prior domestic senior credit agreement. Please refer to Note 7 to the consolidated financial statements in this annual report on Form 10-K for further details regarding our new domestic senior credit agreement.

The assets and/or stock of certain of our domestic and foreign subsidiaries collateralize our obligations under the new domestic senior credit agreement. The new domestic senior credit agreement contains various customary restrictive covenants that generally limit our ability to, among other things, incur additional indebtedness or guarantees, create liens or other encumbrances on property, sell or transfer certain property and thereafter rent or lease such property for substantially the same purposes as the property sold or transferred, enter into a merger or similar transaction, make investments, declare dividends or make other restricted payments, enter into agreements with affiliates that are not on an arms’ length basis, enter into any agreement that limits our ability to create liens or the ability of a subsidiary to pay dividends, engage in any new lines of business, with respect to Foster Wheeler Ltd., change Foster Wheeler Ltd.’s fiscal year or, with respect to Foster Wheeler Ltd. and one of our holding company subsidiaries, directly acquire ownership of the operating assets used to conduct any business.

In addition, the new domestic senior credit agreement contains financial covenants requiring us not to exceed a total leverage ratio, which compares total indebtedness to EBITDA, and to maintain a minimum interest coverage ratio, which compares EBITDA to interest expense. All such terms are defined in the new domestic senior credit agreement. The agreement also limits the aggregate amount of capital expenditures in any single fiscal year to $40,000, subject to certain exceptions. We must be in compliance with the total leverage ratio at all times, while the interest coverage ratio is measured quarterly. We are in compliance with all financial covenants and other provisions of the new domestic senior credit agreement.

In 2006, we substantially completed our debt reduction program. We consummated an equity-for-debt exchange for $50,000 of outstanding aggregate principal amount of our 2011 senior notes. We also completed transactions which increased the number of common shares to be delivered upon the exercise of our Class A and Class B common share purchase warrants during the offer period and raised $75,300 in net proceeds. We then used the warrant proceeds to redeem the remaining $61,500 of outstanding aggregate principal amount of our 2011 senior notes and the remaining $6,000 of outstanding aggregate principal amount of our trust preferred securities, and to execute an open market purchase of $1,000 principal amount of our outstanding convertible notes. These debt reduction initiatives reduced the carrying amount of our debt by $122,100.

In April 2006, we also completed the purchase of the remaining 51% interest in MF Power S.r.L., a special purpose joint venture that was 49% owned by our Global E&C Group prior to the acquisition. We now own 100% of the equity interest of MF Power S.r.L., which has been renamed FW Power S.r.L. FW Power S.r.L. had €26,200 (approximately $31,700 at the exchange rate in effect at closing) of non-recourse project debt at closing and €16,700 (approximately $20,300 at the exchange rate in effect at closing) of cash as of the closing date. Please refer to Note 2 to the consolidated financial statements in this annual report on Form 10-K for further details regarding the amounts paid and to be paid in connection with the acquisition. Please refer to Note 7 to the consolidated financial statements in this annual report on Form 10-K for further details regarding the amount of FW Power S.r.L. project debt outstanding as of December 29, 2006.

Outlook

Our weekly liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, working capital needs, unused credit line availability and claims recoveries and proceeds from asset sales, if any. These forecasts extend over a rolling twelve-month period and continue to indicate that our existing cash balances and forecasted net cash provided from operating activities will be sufficient to fund our operations throughout 2007. The majority of our cash balances are invested in short-term interest bearing accounts. We are considering investing some of our cash in longer-term investment opportunities such as the acquisition of other entities or operations in the engineering and construction industry and/or the reduction of certain liabilities such as certain unfunded pension liabilities.

It is customary in the industries in which we operate to provide standby letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. We are required in certain circumstances to provide security to banks and the surety to obtain new standby letters of credit, bank guarantees and performance bonds. Certain of our European subsidiaries are required to and have cash collateralized $5,300 and $15,600 of their bonding requirements as of December 29, 2006 and December 30, 2005, respectively.

Our domestic operating entities do not generate sufficient cash flow to cover the costs related to our obligations to fund U.S. pension plans, corporate overhead expenses, asbestos liabilities and certain discretionary corporate transactions. Consequently, we require cash repatriations from our non-U.S. subsidiaries in the normal course of our operations to meet our domestic cash needs and have successfully repatriated cash for many years. Our current 2007 forecast assumes total cash repatriation from our non-U.S. subsidiaries of approximately $90,000 from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends. We repatriated $110,900 and $134,900 from our non-U.S. subsidiaries in fiscal years 2006 and 2005, respectively.

Our non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities and for other general corporate purposes. In addition, certain of our non-U.S. subsidiaries are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. These factors limit our ability to repatriate funds held by certain of our non-U.S. subsidiaries. However, we believe we could repatriate additional cash from certain other of our foreign subsidiaries should we desire, and we continue to have access to the domestic revolving credit facility, if needed.

We had a net positive cash inflow of $6,500 in fiscal year 2006 from our asbestos management program. The net cash inflow represents the excess of our cash receipts from existing insurance settlements over our indemnity payments and defense costs. We expect to fund $32,300 of the asbestos liability indemnity and defense costs from our cash flow in fiscal year 2007, net of the cash expected to be received from existing insurance settlements. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements, and assuming no increase in our asbestos insurance liability, the asbestos insurance receivable recorded on our balance sheet will decrease.

We anticipate spending €17,800 (approximately $23,500 at the current exchange rate) in FW Power S.r.L., in 2007 as we continue construction of the electric power generating wind farm projects in Italy. We anticipate financing €15,600 (approximately $20,600 at the current exchange rate) of these construction costs with special purpose limited recourse project debt, although such financing has not yet been secured.

We do not intend to borrow under our domestic revolving credit facility during 2007.

Please refer to Note 7 to the consolidated financial statements in this annual report on Form 10-K for further information regarding our debt obligations.

We have not declared or paid a common share dividend since July 2001 and we were prohibited from paying dividends under our two prior senior credit agreements. Our current credit agreement also contains limitations on dividend payments and we have no plans to pay a dividend during 2007.

Capital Structure

We have the following common shares and common share equivalents as of February 20, 2007:

		Common Share
	Units	Equivalents

Common shares outstanding	69,894,538	69,894,538
Convertible preferred shares outstanding	3,478	226,565
Stock options outstanding	1,769,175	1,769,175
Class A common share purchase warrants outstanding	208,618	351,334
Class B common share purchase warrants outstanding	14,405,199	1,041,496
Restricted stock units outstanding	94,291	94,291

Common shares and common share equivalents outstanding		73,377,399
Common shares available for issuance		74,624,515

Authorized common shares		148,001,914

Each convertible preferred share is convertible at the holder’s option into 65 common shares. Each Class A warrant entitles its owner to purchase 1.6841 common shares at an exercise price of $9.378 per common share. The Class A warrants are exercisable on or before September 24, 2009. Each Class B warrant entitles its owner to purchase 0.0723 common shares at an exercise price of $9.378 per common share. The Class B warrants are exercisable on or before September 24, 2007.

Off-Balance Sheet Arrangements

We own several non-controlling equity interests in power projects in Chile and Italy. Certain of the projects have third-party debt that is not consolidated in our balance sheet. We have also issued certain guarantees for the Chilean project. Please refer to Note 5 to the consolidated financial statements in this annual report on Form 10-K for further information related to these projects.

Contractual Obligations

We have contractual obligations comprised of long-term debt, non-cancelable operating lease commitments, purchase commitments, capital lease commitments and pension funding requirements. Our expected cash flows related to contractual obligations outstanding as of December 29, 2006 are as follows:

	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt:
Principal	$136,100	$19,900	$22,300	$18,400	$28,400	$5,600	$41,500
Interest	58,600	10,300	8,800	7,300	5,800	3,400	23,000
Non-cancelable operating lease commitments	385,400	43,700	31,800	26,600	24,800	24,400	234,100
Purchase commitments	1,655,400	1,592,500	60,800	1,900	200	—	—
Capital lease obligations:
Principal	66,900	1,500	800	1,400	1,500	2,000	59,700
Interest	82,100	7,000	7,100	6,800	6,700	6,500	48,000
Pension funding requirements — U.S.(1)	60,400	20,400	13,300	10,200	8,900	7,600	—
Pension funding requirements — foreign(1)	146,200	33,400	31,100	29,400	27,600	24,700	—

Total contractual cash obligations	$2,591,100	$1,728,700	$176,000	$102,000	$103,900	$74,200	$406,300

(1)	Funding requirements are expected to extend beyond 2011; however, data for contribution requirements subsequent to 2011 are not yet available. These projections assume we do not make any discretionary contributions.

The table above does not include payments of our asbestos-related liabilities as we cannot reasonably predict the timing of the net cash outflows associated with this liability beyond 2007. We expect to fund $32,300 of our asbestos liability indemnity and defense costs from our cash flow in fiscal year 2007, net of the cash expected to be received from existing insurance settlements. Please refer to Note 20 to the consolidated financial statements in this annual report on Form 10-K for more information.

In certain instances in the normal course of business, we have provided security for contract performance consisting of standby letters of credit, bank guarantees and surety bonds. As of December 29, 2006, such commitments and their period of expiration are as follows:

	Total	Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years

Bank issued letters of credit and guarantees	$642,300	$281,500	$167,200	$136,300	$57,300
Surety bonds	4,400	4,400	—	—	—

Total commitments	$646,700	$285,900	$167,200	$136,300	$57,300

Please refer to Note 9 to the consolidated financial statements in this annual report on Form 10-K for a discussion of guarantees.

Backlog and New Orders

The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are legally binding and likely to proceed. Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may occur. The elapsed time from the award of a contract to completion of performance may be up to four years. The dollar amount of backlog is not necessarily indicative of our future earnings related to the performance of such work due to factors outside our control, such as changes in project schedules or project cancellations. We cannot predict with certainty the portion of backlog to be performed in a given year. Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.

Backlog measured in Foster Wheeler scope reflects the dollar value of backlog excluding third-party costs incurred by us on a reimbursable basis as agent or principal (i.e., flow-through costs). Foster Wheeler scope measures the component of backlog with mark-up and corresponds to our services plus fees for reimbursable contracts, and total selling price for lump-sum contracts.

	Global	Global
	E&C Group	Power Group	Total

NEW ORDERS (FUTURE REVENUES) BY PROJECT LOCATION:
For the Year Ended December 29, 2006:
North America	$287,000	$755,400	$1,042,400
South America	11,200	85,900	97,100
Europe	735,300	268,500	1,003,800
Asia	1,307,200	83,700	1,390,900
Middle East	1,043,800	1,600	1,045,400
Australasia and other	310,800	1,800	312,600

Total	$3,695,300	$1,196,900	$4,892,200

For the Year Ended December 30, 2005:
North America	$67,300	$540,600	$607,900
South America	119,100	14,700	133,800
Europe	567,200	471,400	1,038,600
Asia	679,500	46,300	725,800
Middle East	534,800	5,600	540,400
Australasia and other	1,113,000	3,500	1,116,500

Total	$3,080,900	$1,082,100	$4,163,000

For the Year Ended December 31, 2004:
North America	$85,200	$344,400	$429,600
South America	79,500	15,500	95,000
Europe	946,200	144,100	1,090,300
Asia	227,100	164,900	392,000
Middle East	273,300	20,300	293,600
Australasia and other	134,400	2,200	136,600

Total	$1,745,700	$691,400	$2,437,100

	Global	Global
	E&C Group	Power Group	Total

NEW ORDERS (FUTURE REVENUES) BY INDUSTRY:
For the Year Ended December 29, 2006:
Power generation	$95,700	$1,096,100	$1,191,800
Oil refining	1,342,200	—	1,342,200
Pharmaceutical	107,600	—	107,600
Oil and gas	444,500	—	444,500
Chemical/petrochemical	1,593,300	—	1,593,300
Power plant operation and maintenance	—	100,800	100,800
Environmental	87,800	—	87,800
Other and eliminations	24,200	—	24,200

Total	$3,695,300	$1,196,900	$4,892,200

For the Year Ended December 30, 2005:
Power generation	$142,600	$949,600	$1,092,200
Oil refining	1,068,300	—	1,068,300
Pharmaceutical	74,600	—	74,600
Oil and gas	1,368,700	—	1,368,700
Chemical/petrochemical	371,100	—	371,100
Power plant operation and maintenance	—	132,500	132,500
Environmental	50,100	—	50,100
Other and eliminations	5,500	—	5,500

Total	$3,080,900	$1,082,100	$4,163,000

For the Year Ended December 31, 2004:
Power generation	$305,800	$567,900	$873,700
Oil refining	608,700	—	608,700
Pharmaceutical	258,500	—	258,500
Oil and gas	148,100	—	148,100
Chemical/petrochemical	255,900	—	255,900
Power plant operation and maintenance	—	123,500	123,500
Environmental	101,600	—	101,600
Other and eliminations	67,100	—	67,100

Total	$1,745,700	$691,400	$2,437,100

	Global	Global
	E&C Group	Power Group	Total

BACKLOG (FUTURE REVENUES) BY CONTRACT TYPE:
As of December 29, 2006:
Lump-sum turnkey	$194,000	$256,100	$450,100
Other fixed-price	454,600	637,600	1,092,200
Reimbursable	3,886,600	37,500	3,924,100
Eliminations	(33,700)	(1,300)	(35,000)

Total	$4,501,500	$929,900	$5,431,400

As of December 30, 2005:
Lump-sum turnkey	$376,600	$313,000	$689,600
Other fixed-price	238,800	610,200	849,000
Reimbursable	2,163,100	55,500	2,218,600
Eliminations	(47,800)	(17,100)	(64,900)

Total	$2,730,700	$961,600	$3,692,300

As of December 31, 2004:
Lump-sum turnkey	$422,700	$8,000	$430,700
Other fixed-price	157,500	641,400	798,900
Reimbursable	838,600	69,700	908,300
Eliminations	(15,300)	(74,500)	(89,800)

Total	$1,403,500	$644,600	$2,048,100

BACKLOG (FUTURE REVENUES) BY PROJECT LOCATION:
As of December 29, 2006:
North America	$205,600	$459,700	$665,300
South America	55,700	49,200	104,900
Europe	599,800	338,700	938,500
Asia	1,269,200	80,000	1,349,200
Middle East	1,592,300	800	1,593,100
Australasia and other	778,900	1,500	780,400

Total	$4,501,500	$929,900	$5,431,400

As of December 30, 2005:
North America	$95,200	$447,000	$542,200
South America	107,900	13,200	121,100
Europe	436,200	393,900	830,100
Asia	684,700	101,900	786,600
Middle East	445,000	2,600	447,600
Australasia and other	961,700	3,000	964,700

Total	$2,730,700	$961,600	$3,692,300

As of December 31, 2004:
North America	$83,700	$303,400	$387,100
South America	24,600	11,100	35,700
Europe	684,800	126,200	811,000
Asia	200,500	191,500	392,000
Middle East	233,800	10,600	244,400
Australasia and other	176,100	1,800	177,900

Total	$1,403,500	$644,600	$2,048,100

	Global E&C Group	Global Power Group	Total

BACKLOG (FUTURE REVENUES) BY INDUSTRY:
As of December 29, 2006:
Power generation	$122,000	$812,200	$934,200
Oil refining	1,736,400	—	1,736,400
Pharmaceutical	106,000	—	106,000
Oil and gas	901,700	—	901,700
Chemical/petrochemical	1,576,800	—	1,576,800
Power plant operation and maintenance	—	117,700	117,700
Environmental	61,700	—	61,700
Other and eliminations	(3,100)	—	(3,100)

Total	$4,501,500	$929,900	$5,431,400

Foster Wheeler scope in backlog	$1,611,500	$916,700	$2,528,200

E&C man-hours in backlog (in thousands)	11,200		11,200

As of December 30, 2005:
Power generation	$154,600	$833,600	$988,200
Oil refining	897,200	—	897,200
Pharmaceutical	123,500	—	123,500
Oil and gas	1,148,400	—	1,148,400
Chemical/petrochemical	302,600	—	302,600
Power plant operation and maintenance	—	128,000	128,000
Environmental	88,000	—	88,000
Other and eliminations	16,400	—	16,400

Total	$2,730,700	$961,600	$3,692,300

Foster Wheeler scope in backlog	$1,212,400	$947,300	$2,159,700

E&C man-hours in backlog (in thousands)	9,300		9,300

As of December 31, 2004:
Power generation	$264,600	$532,800	$797,400
Oil refining	464,500	—	464,500
Pharmaceutical	200,800	—	200,800
Oil and gas	87,800	—	87,800
Chemical/petrochemical	187,700	—	187,700
Power plant operation and maintenance	—	111,800	111,800
Environmental	104,900	—	104,900
Other and eliminations	93,200	—	93,200

Total	$1,403,500	$644,600	$2,048,100

Foster Wheeler scope in backlog	$948,400	$629,800	$1,578,200

E&C man-hours in backlog (in thousands)	5,100		5,100

The overall increase in consolidated backlog as of December 29, 2006, compared to December 30, 2005, was attributable to our Global E&C Group, where we have won a number of significant contracts. Significant contracts entered into by our Global E&C Group in fiscal year 2006 included an engineering, procurement and construction management, or EPCm, contract with Shell Eastern Petroleum (Pte.) Ltd. for an ethylene oxide/mono-ethylene glycol plant and associated refinery modifications in Singapore; an engineering, procurement and construction, or EPC, contract with Lucite International Singapore Pte. Ltd. for a grassroots methyl methacrylate plant in Singapore; an EPC contract for a gas facility in Saudi Arabia; an EPC contract with Voreas S.r.L. for a wind farm in Italy; contracts with Reliance Petroleum Limited to perform process and detailed engineering, to supply delayed coking technology and to provide four coker heaters for a coker project in India; an EPCm contract with Sinclair Oil Corporation to provide a delayed coker to a facility in the United States; an EPC contract for a cogeneration facility at a European refinery; a contract for the EPC phase of a heavy crude expansion project for a refinery in the United States; an EPC contract with Rabigh Refining and Petrochemical Company for the utilities and offsite work at a world-scale integrated refining and petrochemical complex in Rabigh, Saudi Arabia; an EPCm contract with The Kuwait Olefins Company for an ethylene oxide/mono-ethylene glycol unit in Kuwait; and an EPC contract for safety automating services of the unheading and valve interlock systems on the delayed coking unit at a refinery in the United States.

Significant contracts entered into by our Global Power Group in fiscal year 2006 included a design and supply, or D&S, contract for two heat recovery steam generators for plants in Europe; a D&S contract with Votorantim Metais Niquel S.A. for a petcoke fired CFB boiler for a plant in South America; a D&S contract with China Petrochemical Corporation for three CFB boilers for a petrochemical facility in the People’s Republic of China; a D&S contract with Harbin Power Engineering Company, Ltd. for a design package for two CFB boilers for a plant in Asia; a D&S contract for two CFB boilers for a new solid-fuel power plant in Texas; a D&S contract with Salt River Project Agricultural Improvement and Power District for a pulverized-coal boiler for a power plant in the United States; a contract with Deven JSCO, a subsidiary of Solvay Sodi, to supply a CFB boiler island for a chemical plant in Bulgaria; a contract to supply new low-NOx burners and to upgrade mill classifiers at a power plant in Spain; a D&S contract with a subsidiary of The Shaw Group Inc. to provide Cleco Power LLC, a subsidiary of Cleco Corp., with two CFB boilers to be used at a proposed solid-fuel generating unit at a power station in Louisiana; a D&S contract with Abalco S.A. for two CFB boilers for an alumina refinery in Brazil; and a design, supply and erection contract with Tornion Voima Oy, a subsidiary of Etela-Pohjanmaan Voima Oy, for a peat and biomass-fired CFB boiler island unit for a combined heat and power plant in Finland.

Inflation

The effect of inflation on our revenues and earnings is minimal. Although a majority of our revenues are realized under long-term contracts, the selling prices of such contracts, established for deliveries in the future, generally reflect estimated costs to complete the projects in these future periods. In addition, many of our projects are reimbursable at actual cost plus a fee, while some of the fixed price contracts provide for price adjustments through escalation clauses.

Application of Critical Accounting Estimates

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Management and the Audit Committee of the Board of Directors approve the critical accounting policies.

Highlighted below are the accounting policies that we consider significant to the understanding and operations of our business as well as key estimates that are used in implementing the policies.

Revenue Recognition

Revenues and profits on long-term fixed-price contracts are recorded under the percentage-of-completion method. Progress towards completion is measured using physical completion of individual tasks for all contracts with a value of $5,000 or greater. Progress toward completion of fixed-priced contracts with a value less than $5,000 is measured using the cost-to-cost method.

Revenues and profits on cost-reimbursable contracts are recorded as the costs are incurred. We include flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when we are responsible for the engineering specifications and procurement for such costs.

We have in excess of one thousand contracts within our reporting segments that are in various stages of completion. Such contracts require estimates to determine the appropriate final estimated cost, which we refer to as FEC, profits, revenue recognition, and the percentage complete. In determining the FEC, we use significant estimates to forecast quantities to be expended, such as man-hours, materials and equipment, the costs for those quantities (including exchange rate fluctuations), and the schedule to execute the scope of work including allowances for weather, labor and civil unrest. Many of these estimates cannot be based on historical data, as most contracts are unique, specifically designed facilities. In determining the revenues, we must estimate the percentage complete, the likelihood of the client paying for the work performed, and the cash to be received net of any taxes ultimately due or withheld in the country where the work is performed. Projects are reviewed on an individual basis and the estimates used are tailored to the specific circumstances. In establishing these estimates, we exercise significant judgment, and all possible risks cannot be specifically quantified.

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

The actual project results can be significantly different from the estimated results. When adjustments are identified near or at the end of a project, the full impact of the change in estimate would be recognized as a change in the margin on the contract in that period. This can result in a material impact on our results for a single reporting period. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3,” we review all of our material contracts monthly and revise our estimates as appropriate. These estimate revisions, which include both increases and decreases in estimated profit, result from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from those previously estimated, and testing of completed facilities which, in turn, eliminates or incurs completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and, therefore, tend to be earned late in a project’s life cycle. As a result of our review process, 29, 45 and 54 separate projects each had final estimated profit revisions exceeding $1,000 in fiscal years 2006, 2005 and 2004, respectively. The changes in final estimated profits resulted in a net (decrease)/increase to accrued profits of approximately $(5,700), $99,600 and $37,600 in fiscal years 2006, 2005 and 2004, respectively.

Asbestos

Some of our U.S. and U.K. subsidiaries are defendants in numerous asbestos-related lawsuits and out-of-court informal claims pending in the United States and the United Kingdom. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by our subsidiaries during the 1970s and earlier. The calculation of asbestos-related liabilities and assets involves the use of estimates as discussed below.

We believe the most critical assumptions within our asbestos liability estimate are the number of future mesothelioma claims to be filed against us, the number of mesothelioma claims that ultimately will require payment from us or our insurers, and the actual dollar values required to resolve those mesothelioma claims.

United States

As of December 29, 2006, we had recorded total liabilities of $466,000 comprised of an estimated liability of $203,500 relating to open (outstanding) claims being valued and an estimated liability of $262,500 relating to future unasserted claims through year-end 2021. Of the total, $75,000 is recorded in accrued expenses and $391,000 is recorded in asbestos-related liability on the consolidated balance sheet.

Since year-end 2004, we have worked with Analysis Research Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs for the following 15-year period as set forth above. ARPC reviews our asbestos indemnity payments, defense costs and claims activity during the previous year and compares them to our 15-year forecast prepared at the previous year-end. Based on its review, ARPC may recommend that the assumptions used to estimate our future asbestos liability over the following 15-year period be updated, as appropriate.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type, such as mesothelioma, lung cancer or non-malignancies, and the breakdown of known and future claims into disease type, such as mesothelioma, lung cancer or non-malignancies. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total estimated defense costs and indemnity liability are estimated to be incurred through the year 2021, during which period new claims are forecasted to decline from year to year. We believe that it is likely that there will be new claims filed after 2021, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after 2021. Historically, defense costs have represented approximately 27% of total defense and indemnity costs. Through December 29, 2006, total indemnity costs paid, prior to insurance recoveries, were approximately $574,600 and total defense costs paid were approximately $212,400.

As of December 29, 2006, we had recorded assets of $363,700, which represents our best estimate of actual and probable insurance recoveries relating to our liability for pending and estimated future asbestos claims through year-end 2021; $47,000 of this asset is recorded within accounts and notes receivable-other, and $316,700 is recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The asbestos-related asset amount recorded within accounts and notes receivable-other reflects amounts due in the next 12 months under executed settlement agreements with insurers and does not include any estimate for future settlements. The amount recorded as asbestos-related insurance recovery receivable includes an estimate of recoveries from unsettled insurers in the insurance coverage litigation referred to below based upon assumptions relating to cost allocation, the application of New Jersey law to certain insurance coverage issues, and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers.

Since year-end 2005, we have worked with Peterson Risk Consulting, nationally recognized experts in the estimation of insurance recoveries, to review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimate, and allocation methodology assumptions we provided them, Peterson Risk Consulting provided an analysis of the unsettled insurance asset as of year-end 2006. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset.

As of December 29, 2006, we estimated the value of our asbestos insurance asset contested by our subsidiaries’ insurers in ongoing litigation as $32,700. The litigation relates to the amounts of insurance coverage available for asbestos-related claims and, in New York state court, the proper allocation of the coverage among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.

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

We have considered the asbestos litigation and the financial viability and legal obligations of our subsidiaries’ insurance carriers and believe that, except for those insurers that have become insolvent for which a reserve has been provided, the insurers or their guarantors will continue to reimburse a significant portion of claims and defense costs relating to asbestos litigation. The overall average combined indemnity and defense cost per resolved claim was $2.4. The average cost per resolved claim is increasing and we believe will continue to increase in the future.

As we did at year-end 2006, we plan to update our forecasts periodically to take into consideration our future experience and other considerations to update our estimate of future costs and expected insurance recoveries. The estimate of the liabilities and assets related to asbestos claims and recoveries is subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainties as to the ultimate number and type of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies with asbestos claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. Increases in the number of claims filed or costs to resolve those claims could cause us to increase further the estimates of the costs associated with asbestos claims and could have a material adverse effect on our financial condition, results of operations and cash flows.

The following chart reflects the sensitivities in the 2006 consolidated financial statements associated with a change in certain estimates used in relation to the domestic asbestos-related liabilities.

Approximate Change
Changes (Increase or Decrease) in Assumption:	in Liability

One-percentage point change in the inflation rate related to the indemnity and defense costs	$26,800
Twenty-five percent change in average indemnity settlement amount	81,200
Twenty-five percent change in forecasted number of new claims	65,600

An increase of 25% in the average indemnity settlement amount would increase the liability by $81,200 as described above and the impact on expense would be dependent upon available insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge in the statement of operations in the range of approximately 60% to 70% of the increase in the liability. Long-term cash flow would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of this 25%, the percentage of insurance recovery will decline.

Our subsidiaries have been effective in managing the asbestos litigation, in part, because our subsidiaries: (1) have access to historical project documents and other business records going back more than 50 years, allowing them to defend themselves by determining if they were present at the location that is the cause of the alleged asbestos claim and, if so, the timing and extent of their presence; (2) maintain good records on insurance policies and have identified policies issued since 1952; and (3) have consistently and vigorously defended these claims which has resulted in dismissal of claims that are without merit or settlement of claims at amounts that are considered reasonable.

United Kingdom

As of December 29, 2006, we had recorded total liabilities of $35,800 comprised of an estimated liability relating to open (outstanding) claims of $6,600 and an estimated liability relating to future unasserted claims through year-end 2021 of $29,200. Of the total, $2,200 was recorded in accrued expenses and $33,600 was recorded in asbestos-related liability on the consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $2,200 was recorded in accounts and notes receivable-other and $33,600 was recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The liability and asset estimates are based on a U.K. court of appeal ruling that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. Should this ruling be reversed, the asbestos liability and asset recorded in the U.K. would approximate $57,600.

Defined Benefit Pension and Other Postretirement Benefit Plans

We have defined benefit pension plans in the United States, the United Kingdom, Canada, Finland and France, and we have other postretirement benefit plans for health care and life insurance benefits in the United States and Canada. The U.S. plans, which are frozen to new entrants and additional benefit accruals, and the Canadian, Finnish and French plans, are non-contributory. The U.K. plan, which is closed to new entrants, is contributory. Additionally, one of our subsidiaries in the United States also has a benefit plan which provides coverage for an employee’s beneficiary upon the death of the employee. This plan has been closed to new entrants since 1988.

We adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106, and 132R,” on December 29, 2006, the last day of fiscal year 2006. SFAS No. 158 required us to recognize the funded status of each of our defined benefit pension and other postretirement benefit plans on the consolidated balance sheet as of December 29, 2006. SFAS No. 158 also requires us to recognize any gains or losses that arise during future periods, which are not recognized as a component of annual service cost, as a component of other comprehensive income/(loss), net of tax. Upon adoption of SFAS No. 158, we recorded net actuarial losses, prior service cost/(credits) and a net transition asset as a component of accumulated other comprehensive loss on the consolidated balance sheet. The provisions of SFAS No. 158 could not be applied retrospectively. Please refer to Note 8 of the consolidated financial statements in this annual report on Form 10-K for more information.

The calculations of defined benefit pension and other postretirement benefit liabilities, annual service cost and cash contributions required rely heavily on estimates about future events often extending decades into the future. We are responsible for establishing the assumptions used for the estimates, which include:

•	The discount rate used to calculate the present value of future obligations;

•	The expected long-term rate of return on plan assets;

•	The expected rate of annual salary increases;

•	The selection of the actuarial mortality tables; and

•	The annual inflation rate.

We utilize our business judgment in establishing the estimates used in the calculations of our defined benefit pension and other postretirement benefit liabilities, annual service cost and cash contributions. These estimates are updated on an annual basis at the beginning of each year or more frequently upon the occurrence of significant events. The estimates can vary significantly from the actual results and we cannot provide any assurance that the estimates used to calculate the defined benefit pension and postretirement benefit liabilities included herein will approximate actual results. The volatility between the assumptions and actual results can be significant.

The following table summarizes the estimates used for our defined benefit pension plans for fiscal years 2006, 2005 and 2004:

	For the Year Ended
	December 29, 2006			December 30, 2005			December 31, 2004
	United	United		United	United		United	United
	States	Kingdom	Other	States	Kingdom	Other	States	Kingdom	Other

Weighted-average assumptions — net periodic benefit cost:
Discount rate	5.45%	4.86%	4.60%	5.48%	5.44%	5.03%	6.00%	5.45%	5.42%
Long-term rate of return	8.00%	6.84%	7.50%	8.00%	7.32%	7.50%	8.00%	7.34%	8.00%
Salary growth	0.00%	3.84%	3.21%	0.00%	3.33%	2.95%	0.00%	3.04%	3.71%
Weighted-average assumptions — projected benefit obligations:
Discount rate	5.80%	5.13%	4.69%	5.45%	4.83%	4.65%
Salary growth	0.00%	3.82%	3.39%	0.00%	3.32%	3.47%

The discount rate is developed using a market-based approach by matching our projected benefit payments against a spot yield curve of high-quality corporate bonds. Changes in the discount rate were generally due to changes in long-term interest rates.

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolios. The expected returns by asset class are developed considering both past performance and future considerations. Changes in the expected long-term rate of return were generally due to lower than expected future returns and changes in the mix of assets.

The following charts reflect the sensitivities in the consolidated financial statements associated with a change in certain estimates used in relation to the U.S. and U.K. defined benefit pension plans. Each of the sensitivities below reflects an evaluation of the change based solely on a change in that particular estimate.

	Approximate Increase (Decrease)
	Impact on	Impact on 2007
	Liabilities	Benefit Cost

U.S. Pension Plan:
One-tenth of a percentage point increase in the discount rate	$(3,696)	$(21)
One-tenth of a percentage point decrease in the discount rate	3,738	15
One-tenth of a percentage point increase in the expected return on plan assets	—	(279)
One-tenth of a percentage point decrease in the expected return on plan assets	—	279
U.K. Pension Plan:
One-tenth of a percentage point increase in the discount rate	$(13,712)	$(1,443)
One-tenth of a percentage point decrease in the discount rate	14,104	1,362
One-tenth of a percentage point increase in the expected return on plan assets	—	(626)
One-tenth of a percentage point decrease in the expected return on plan assets	—	628

As of December 29, 2006, our defined benefit pension plans had net actuarial losses of $393,700, which were recognized in accumulated other comprehensive loss on the consolidated balance sheet. The net actuarial losses reflect differences between expected and actual plan experience and due to changes in actuarial assumptions, all of which occurred over time. These net actuarial losses, to the extent not offset by future actuarial gains, will result in increases in our future pension costs depending on several factors, including whether such losses exceed the corridor in which losses are not amortized. The net actuarial losses outside the corridor are amortized over the expected remaining service periods of active participants for the foreign plans (11 years for the U.K. plans, 9 years for the Canadian plan and 18 years for the Finnish plan) and average life expectancy of participants for the U.S. plans (approximately 26 years) since benefits are frozen. In addition, our defined benefit pension plans had prior service costs of $38,600, which were recognized in accumulated other comprehensive loss on the consolidated balance sheet as of December 29, 2006. The prior service costs are amortized over schedules established at the date of each plan change (11 years for the U.K. plans). The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $20,700 and $5,100, respectively.

A one-tenth of a percentage point decrease in the current liability interest rate, used for calculating future funding requirements to the U.S. plans through 2011, would increase cumulative contributions by approximately $2,000, while an increase by one-tenth of a percentage point would decrease cumulative contributions by approximately $2,000.

A one-tenth of a percentage point decrease in the funding interest rate, used for calculating future funding requirements to the U.K. plans through 2011, would increase cumulative contributions by approximately $7,200, while an increase by one-tenth of a percentage point would decrease cumulative contributions by approximately $5,600.

The following table summarizes the estimates used for our other postretirement benefit plans for fiscal years 2006, 2005 and 2004:

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Weighted-average assumptions — net periodic postretirement benefit cost:
Discount rate	5.39%	5.35%	6.00%
Weighted-average assumptions — accumulated postretirement benefit obligation:
Discount rate	5.73%	5.39%

We determined the discount rate using a market-based approach by matching our projected postretirement benefit payments against a spot yield curve of high-quality corporate bonds. Changes in the discount rate were generally due to changes in long-term interest rates.

As of December 29, 2006, our other postretirement benefit plans had net actuarial losses of $25,300, which were recognized in accumulated other comprehensive loss on the consolidated balance sheet. The net actuarial losses outside the corridor are amortized over the average life expectancy of inactive participants (13 years) because benefits are frozen. In addition, our other postretirement benefit plans had prior service credits of $48,300, which were recognized in accumulated other comprehensive loss on the consolidated balance sheet as of December 29, 2006. The prior service credits are amortized over schedules established at the date of each plan change (10 years). The estimated net actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost over the next fiscal year are $1,600 and $4,800, respectively.

Share-Based Compensation Plans

Our share-based compensation plans include both restricted stock awards and stock option awards. Prior to December 31, 2005, we accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, we used the intrinsic value method of accounting for our stock option awards and did not recognize compensation expense for stock options that were granted at an exercise price equal to or greater than the market price of our common stock on the date of grant. As a result, the recognition of share-based compensation expense was generally limited to the expense attributed to restricted stock awards. In accordance with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we provided pro forma net income or loss and net earnings or loss per common share disclosures for each period prior to December 31, 2005, as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans, including stock options.

Effective December 31, 2005, we adopted the fair value provisions of SFAS No. 123R using the modified prospective transition method. Under this method, we recognize share-based compensation expense for (i) all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, and (ii) all future share-based payment awards based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

Compensation cost for our share-based plans of $16,500, $8,900 and $1,700 was charged against income for fiscal years 2006, 2005 and 2004, respectively. The related income tax benefit recognized in the consolidated statement of operations and comprehensive income/(loss) was $300, $300 and $100 for fiscal years 2006, 2005 and 2004, respectively. We received $17,600 and $1,200 in cash from option exercises under our share-based compensation plans for fiscal years 2006 and 2005, respectively. There were no options exercised in fiscal year 2004.

As of December 29, 2006, there was $8,300 and $9,100 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those costs are expected to be recognized over a weighted-average period of approximately 33 months.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, which incorporates assumptions regarding a number of complex and subjective variables. We then recognize the fair value of each option as compensation cost ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

•	Expected volatility — we estimate the volatility of our common shares at the date of grant using historical volatility adjusted for periods of unusual stock price activity.

•	Expected term — we estimate the expected term of options granted to our chief executive officer based on a combination of vesting schedules, life of the option, past history and estimates of future exercise behavior patterns. For other employees, we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Topic 14: Share-Based Payment.”

•	Risk-free interest rate — we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected life of the options in effect at the time of grant.

•	Dividends — we use an expected dividend yield of zero because we have not declared or paid a dividend since July 2001.

•	Forfeitures — we estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use a combination of historical data and demographic characteristics to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to December 31, 2005, we accounted for forfeitures as they occurred. The cumulative effect adjustment related to forfeitures upon adoption of SFAS No. 123R was immaterial.

If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R for future awards may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved in selecting the option pricing model assumptions used to estimate share-based compensation expense under SFAS No. 123R. Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, existing valuation models may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration or forfeiture of those share-based payments in the future. Stock options may expire worthless or otherwise result in zero intrinsic value compared to the fair values originally estimated on the grant date and reported in the consolidated financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in the consolidated financial statements.

There are significant differences among valuation models. This may result in a lack of comparability with other companies that use different models, methods and assumptions. There is also a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and may materially affect the fair value estimate of share-based payments.

Goodwill and Intangible Assets

At least annually, we evaluate goodwill for potential impairment, as prescribed by SFAS No. 142, “Goodwill and Other Intangible Assets.” We test for impairment at the reporting unit level as defined in SFAS No. 142. This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” $49,200 of our goodwill and $13,700 of our intangible assets relates to our Global Power Group’s European operations that have experienced a number of performance related issues. Should the performance of this unit deteriorate in the future, it is possible that these amounts could become impaired requiring a write-down of the carrying values. In 2006 and 2005, the evaluation indicated that no adjustment to the carrying value of goodwill or intangible assets was required.

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

For statutory purposes, the majority of the deferred tax assets for which a valuation allowance is provided as of December 29, 2006 do not begin to expire until 2024 and beyond, based on the current tax laws. We have a valuation allowance of $313,000 recorded as of December 29, 2006.

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

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in tax positions and requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December  15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have substantially completed our review of the impact on our financial statements of adopting FIN 48 commencing in fiscal year 2007 and expect to record a charge to our fiscal 2007 opening accumulated deficit of approximately $3,000 to $6,000 as a result of adoption.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

Safe Harbor Statement

This management’s discussion and analysis of financial condition and results of operations, other sections of this annual report on Form 10-K and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler and the various industries within which we operate. These include statements regarding our expectation about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims, and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described under Item 1A, “Risk Factors” and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:

•	changes in the rate of economic growth in the United States and other major international economies;

•	changes in investment by the oil and gas, oil refining, chemical/petrochemical, and power industries;

•	changes in the financial condition of our customers;

•	changes in regulatory environment;

•	changes in project design or schedules;

•	contract cancellations;

•	changes in our estimates of costs to complete projects;

•	changes in trade, monetary and fiscal policies worldwide;

•	currency fluctuations;

•	war and/or terrorist attacks on facilities either owned or where equipment or services are or may be provided;

•	interruptions to shipping lanes or other methods of transit;

•	outcomes of pending and future litigation, including litigation regarding our liability for damages and insurance coverage for asbestos exposure;

•	protection and validity of our patents and other intellectual property rights;

•	increasing competition by foreign and domestic companies;

•	compliance with our debt covenants;

•	recoverability of claims against our customers and others by us and claims by third parties against us; and

•	changes in estimates used in our critical accounting policies.

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

Interest Rate Risk — We are exposed to changes in interest rates should we need to borrow under our senior credit agreement (there were no such borrowings as of December 29, 2006 and none are expected in 2007) and, to a limited extent, under our variable rate project debt to the extent that we have not entered into interest rate swap agreements to yield a fixed interest rate. If market rates average 1% more in the next twelve months, our interest expense for such period of time would increase, and our income before income taxes would decrease by approximately $100. This amount has been determined by considering the impact of the hypothetical interest rates on our variable rate borrowings as of December 29, 2006.

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

At December 29, 2006, our primary foreign currency forward exchange contracts are set forth below:

		Foreign Currency	Notional Amount of	Notional Amount of
Currency Hedged	Functional	Exposure (in equivalent	Forward Buy	Forward Sell
(bought or sold forward)	Currency	U.S. dollars)	Contracts	Contracts

Euro and legacy countries	British pound sterling	$15,494	$3,829	$11,665
	Chilean peso	2,275	—	2,275
Polish zloty	Euro	76,158	76,158	—
	U.S. dollar	1,300	1,300	—
U.S. dollar	Euro	21,248	7,216	14,032
	British pound sterling	106,420	—	106,420
	Polish zloty	500	500	—
	Singapore dollar	5,548	5,548	—

	Total	$228,943	$94,551	$134,392

The notional amount provides one measure of the transaction volume outstanding as of year-end. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within our long-term contracts, will depend on actual market conditions during the remaining life of the instruments. The contracts mature between 2007 and 2009. Increases in fair value of the forward sell contracts result in losses while fair value increases of the forward buy contracts result in gains. The contracts have been established by various international subsidiaries to sell a variety of currencies and receive their respective functional currency or other currencies for which they have payment obligations to third parties. Please refer to Note 16 to the consolidated financial statements in this annual report on Form 10-K for further information regarding derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Pages

Report of Independent Registered Public Accounting Firm	58
Consolidated Statement of Operations and Comprehensive Income/(Loss) for each of the three years in the period ended December 29, 2006	60
Consolidated Balance Sheet as of December 29, 2006 and December 30, 2005	61
Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) for each of the three years in the period ended December 29, 2006	62
Consolidated Statement of Cash Flows for each of the three years in the period ended December 29, 2006	63
Notes to Consolidated Financial Statements	65
Financial Statement Schedule	121
EX-10.20: FOSTER WHEELER ANNUAL EXECUTIVE SHORT-TERM INCENTIVE PLAN
EX-12.1: STATEMENT OF COMPUTATION OF CONSOLIDATED RATIO OF EARNINGS TO FIXED CHARGES
EX-21.0: SUBSIDIARIES OF THE REGISTRANT
EX-23.0: CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

We have completed integrated audits of Foster Wheeler Ltd.’s (the “Company”) consolidated financial statements and of its internal control over financial reporting as of December 29, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 29, 2006 and December 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 and Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation and pension and other postretirement benefits in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of the Company’s Form 10-K, that the Company maintained effective internal control over financial reporting as of December 29, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/
PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 27, 2007

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME/(LOSS)
(in thousands of dollars, except per share amounts)

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Operating revenues	$3,495,048	$2,199,955	$2,661,324
Cost of operating revenues	(2,987,261)	(1,853,613)	(2,400,662)

Contract profit	507,787	346,342	260,662
Selling, general and administrative expenses	(225,330)	(216,691)	(213,919)
Other income (including interest:
2006 — $15,119; 2005 — $8,876; 2004 — $8,832)	63,729	63,723	88,383
Other deductions	(45,453)	(36,529)	(32,096)
Interest expense	(24,944)	(50,618)	(94,622)
Minority interest	(4,789)	(4,382)	(4,900)
Net asbestos-related gains/(provision)	100,131	(113,680)	(60,626)
Prior domestic senior credit agreement fees and expenses	(14,955)	—	—
Loss on debt reduction initiatives	(12,483)	(58,346)	(175,054)

Income/(loss) before income taxes	343,693	(70,181)	(232,172)
Provision for income taxes	(81,709)	(39,568)	(53,122)

Net income/(loss)	261,984	(109,749)	(285,294)
Other comprehensive income/(loss):
Foreign currency translation adjustment	31,612	(22,928)	27,155
Minimum pension liability adjustment (net of tax (provision)/ benefit: 2006 — $(4,674); 2005 — $(8,456); 2004 — $986)	40,087	4,875	(19,899)
Net gain on derivative instruments designated as cash flow hedges (net of tax provision: 2006 — $203)	342	—	—

Net comprehensive income/(loss)	$334,025	$(127,802)	$(278,038)

Earnings/(loss) per common share:
Basic	$3.65	$(2.36)	$(57.84)

Diluted	$3.43	$(2.36)	$(57.84)

See notes to consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)

	December 29,	December 30,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$610,887	$350,669
Accounts and notes receivable, net:
Trade	483,819	263,782
Other	83,497	56,818
Contracts in process	159,121	139,328
Prepaid, deferred and refundable income taxes	20,708	20,999
Other current assets	31,288	19,927

Total current assets	1,389,320	851,523

Land, buildings and equipment, net	302,488	258,672
Restricted cash	19,080	21,994
Notes and accounts receivable — long-term	5,395	5,076
Investments and advances	167,186	168,193
Goodwill, net	51,573	50,982
Other intangible assets, net	62,004	64,066
Asbestos-related insurance recovery receivable	350,322	321,008
Other assets	91,081	98,621
Deferred income taxes	127,574	54,571

TOTAL ASSETS	$2,566,023	$1,894,706

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities:
Current installments on long-term debt	$21,477	$21,459
Accounts payable	263,715	233,815
Accrued expenses	288,658	300,457
Billings in excess of costs and estimated earnings on uncompleted contracts	622,422	410,676
Income taxes	51,331	31,157

Total current liabilities	1,247,603	997,564

Long-term debt	181,492	293,953
Deferred income taxes	66,522	37,406
Pension, postretirement and other employee benefits	385,976	269,147
Asbestos-related liability	424,628	466,163
Other long-term liabilities	166,169	141,107
Deferred accrued interest on subordinated deferrable interest debentures	—	2,697
Minority interest	29,923	27,827
Commitments and contingencies

TOTAL LIABILITIES	2,502,313	2,235,864

Temporary Equity:
Non-vested restricted share awards subject to redemption	983	—

TOTAL TEMPORARY EQUITY	983	—

Shareholders’ Equity/(Deficit):
Preferred shares:
$0.01 par value; authorized: 2006 — 903,714 shares and 2005 — 904,251 shares; issued: 2006 — 3,658 shares and 2005 — 4,195 shares	—	—
Common shares:
$0.01 par value; authorized: 2006 — 148,001,734 shares and 2005 — 74,391,197 shares; issued: 2006 — 69,091,474 shares and 2005 — 57,462,262 shares	690	575
Paid-in capital	1,349,492	1,187,518
Accumulated deficit	(944,113)	(1,206,097)
Accumulated other comprehensive loss	(343,342)	(314,796)
Unearned compensation	—	(8,358)

TOTAL SHAREHOLDERS’ EQUITY/(DEFICIT)	62,727	(341,158)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY/(DEFICIT)	$2,566,023	$1,894,706

See notes to consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)
(in thousands of dollars, except share data)

	For the Year Ended
	December 29,		December 30,		December 31,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount

Preferred Shares:
Balance at beginning of year	4,195	$—	75,484	$1	—	$—
Preferred shares issued pursuant to equity-for-debt exchange	—	—	—	—	599,944	6
Preferred shares converted into common shares	(537)	—	(71,289)	(1)	(524,460)	(5)

Balance at end of year	3,658	$—	4,195	$—	75,484	$1

Common Shares:
Balance at beginning of year	57,462,262	$575	40,542,898	$405	2,038,578	$20
Issuance of common shares upon exercise of common share purchase warrants	8,444,278	84	474,608	5	—	—
Issuance of common shares upon equity-for-debt exchanges	1,277,900	13	11,661,445	117	3,062,574	31
Issuance of common shares upon exercise of stock options	1,523,215	15	127,945	1	—	—
Issuance of common shares upon award of restricted shares	124,470	1	17,417	1	1,351,846	13
Cancellation of common shares upon forfeiture of restricted award	(2,476)	—	—	—	—	—
Issuance of common shares upon vesting of restricted share units	226,337	2	—	—	—	—
Issuance of common shares upon conversion of preferred shares	35,488	—	4,637,949	46	34,089,900	341

Balance at end of year	69,091,474	$690	57,462,262	$575	40,542,898	$405

Paid-in Capital:
Balance at beginning of year		$1,187,518		$883,167		$242,593
Issuance of common shares upon exercise of common share purchase warrants		75,599		4,446		—
Issuance of common shares upon equity-for-debt exchanges		58,750		296,876		623,153
Issuance of common shares upon exercise of stock options		17,580		1,199		—
Share-based compensation expense-stock options		7,258		—		—
Excess tax benefit related to equity-based incentive program		2,915		645		—
Reclassification of unearned compensation balance upon adoption of SFAS No. 123R		(8,358)		—		—
Share-based compensation expense-restricted share awards		9,216		—		—
Issuance of restricted share awards		(1)		1,230		17,757
Issuance of common shares upon vesting of restricted share units		(2)		—		—
Non-vested restricted share awards subject to redemption		(983)		—		—
Issuance of common shares upon conversion of preferred shares		—		(45)		(336)

Balance at end of year		$1,349,492		$1,187,518		$883,167

Accumulated Deficit:
Balance at beginning of year		$(1,206,097)		$(1,096,348)		$(811,054)
Net income/(loss) for the year		261,984		(109,749)		(285,294)

Balance at end of year		$(944,113)		$(1,206,097)		$(1,096,348)

Accumulated Other Comprehensive Loss:
Balance at beginning of year		$(314,796)		$(296,743)		$(303,999)
Change in accumulated translation adjustment during the year		31,612		(22,928)		27,155
Minimum pension liability adjustment (net of tax (provision)/ benefit: 2006 — $(4,674); 2005 — $(8,456); 2004 — $986)		40,087		4,875		(19,899)
Adjustment resulting from the adoption of SFAS No. 158 (net of tax benefit: 2006 — $54,364)		(100,587)		—		—
Net gain on derivative instruments designated as cash flow hedges (net of tax provision: 2006 — $203)		342		—		—

Balance at end of year		$(343,342)		$(314,796)		$(296,743)

Unearned Compensation:
Balance at beginning of year		$(8,358)		$(16,047)		$—
Issuance of restricted share awards		—		(1,230)		(17,771)
Share-based compensation expense-restricted share awards		—		8,919		1,724
Reclassification of unearned compensation balance upon adoption of SFAS No. 123R		8,358		—		—

Balance at end of year		$—		$(8,358)		$(16,047)

Total Shareholders’ Equity/(Deficit)		$62,727		$(341,158)		$(525,565)

See notes to consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars, except share data)

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$261,984	$(109,749)	$(285,294)
Adjustments to reconcile net income/(loss) to
cash flows from operating activities:
Depreciation and amortization	30,877	28,215	32,755
Net asbestos-related (gains)/provision	(66,603)	113,680	60,600
Loss on debt reduction initiatives	5,206	51,491	163,857
Prior domestic senior credit agreement fees and expenses	9,488	—	—
Share-based compensation	16,474	8,919	1,724
Excess tax benefit related to equity-based incentive program	(2,796)	—	—
Deferred tax	14,302	10,527	32,351
Interest expense on subordinated deferrable interest debentures	—	5,288	16,567
Gain on sale of assets	(1,464)	(1,582)	(15,834)
Earnings on equity interests, net of dividends	(7,837)	(9,303)	(16,389)
Other noncash items	(4,555)	8,021	7,235
Changes in assets and liabilities:
(Increase)/decrease in receivables	(225,158)	(7,563)	89,890
(Increase)/decrease in contracts in process	(8,061)	95,924	23,215
Increase/(decrease) in accounts payable and accrued expenses	39,908	(28,904)	(93,117)
Increase/(decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	185,411	(111,054)	(74,847)
Increase/(decrease) in income taxes	27,614	(14,756)	(2,215)
Net change in other assets and liabilities	(11,129)	11,659	28,639

Net cash provided by/(used in) operating activities	263,661	50,813	(30,863)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	457	—	—
Change in restricted cash	8,940	46,186	(17,941)
Capital expenditures	(30,293)	(10,809)	(9,613)
Proceeds from sale of assets	1,914	4,853	17,495
Increase in investments and advances	(6,573)	(1,067)	(14)
Decrease/(increase) in short-term investments	—	24,424	(9,426)

Net cash (used in)/provided by investing activities	(25,555)	63,587	(19,499)

FOSTER WHEELER LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars, except share data)
(Continued)

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES
Partnership distributions to minority partners	(1,950)	(2,233)	(2,663)
Proceeds from common share purchase warrant exercises	75,683	4,451	—
Proceeds from stock option exercises	17,595	1,200	—
Excess tax benefit related to equity-based incentive program	2,796	—	—
Payment of deferred financing costs	(5,710)	(13,724)	—
Decrease in short-term debt	—	—	(121)
Proceeds from issuance of long-term debt	2,138	371	120,000
Repayment of long-term debt and capital lease obligations	(90,082)	(31,516)	(147,722)

Net cash provided by/(used in) financing activities	470	(41,451)	(30,506)

Effect of exchange rate changes on cash and cash equivalents	21,642	(13,847)	8,340

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	260,218	59,102	(72,528)
Cash and cash equivalents at beginning of year	350,669	291,567	364,095

CASH AND CASH EQUIVALENTS AT END OF YEAR	$610,887	$350,669	$291,567

Cash paid during the year for:
Interest (net of amount capitalized)	$25,102	$47,295	$53,952

Income taxes	$38,611	$22,361	$23,446

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

In 2004, 524,460 preferred shares were converted into 34,089,900 common shares resulting in a $5 reduction in preferred share capital, a $341 increase in common share capital and a $336 reduction in paid-in capital.

In September 2004, 3,062,574 common shares, 599,944 preferred shares, warrants to purchase 6,994,059 common shares and $147,130 of long-term debt were exchanged for $593,102 of existing debt and trust preferred securities. See Note 6 for information regarding the equity-for-debt exchange.

See notes to consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of Foster Wheeler Ltd. and all significant domestic and foreign subsidiary companies. Intercompany transactions and balances have been eliminated.

Our fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations. For domestic operations, fiscal years 2006 and 2005 included 52 weeks and fiscal year 2004 included 53 weeks.

Revisions — Our prior period consolidated statements of operations and comprehensive income/(loss) have been revised to classify annual incentive bonus expense consistent with the classification of the underlying employees’ salary expense and to reclassify certain overhead expenses within selling, general and administrative expenses rather than within cost of operating revenues. There was no impact on net loss as previously reported in the consolidated statements of operations and comprehensive income/(loss), or on the consolidated balance sheets or the consolidated statements of cash flows, as a result of these revisions. A summary of the financial statement line items affected by the revisions is presented below.

	For the Year Ended
	December 30, 2005,	December 30, 2005,	December 31, 2004,	December 31, 2004,
	As Previously Reported	As Revised	As Previously Reported	As Revised

Cost of operating revenues	$(1,837,927)	$(1,853,613)	$(2,385,619)	$(2,400,662)
Contract profit	362,028	346,342	275,705	260,662
Selling, general and administrative expenses	(232,377)	(216,691)	(228,962)	(213,919)
Net loss	(109,749)	(109,749)	(285,294)	(285,294)

Reclassifications — Certain prior period consolidated statement of cash flow amounts related to share-based compensation have been reclassified to conform to the current year presentation.

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

Revenue Recognition on Long-Term Contracts — Revenues and profits on long-term fixed-price contracts are recorded under the percentage-of-completion method. Progress towards completion is measured using physical completion of individual tasks for all contracts with a value of $5,000 or greater. Progress toward completion of fixed-priced contracts with a value less than $5,000 is measured using the cost-to-cost method.

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

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3,” we review all of our material contracts monthly and revise our estimates as appropriate. These estimate revisions, which include both increases and decreases in estimated profit, result from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from those previously estimated, and testing of completed facilities which, in turn, eliminates or incurs completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and, therefore, tend to be earned late in a project’s life cycle. As a result of our review process, 29, 45 and 54 separate projects each had final estimated profit revisions exceeding $1,000 in fiscal years 2006, 2005 and 2004, respectively. The changes in final estimated profits resulted in a net (decrease)/increase to accrued profits of $(5,670), $99,555 and $37,641 in fiscal years 2006, 2005 and 2004, respectively.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. We record claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. As of December 29, 2006, our consolidated financial statements assumed recovery of commercial claims from customers of $3,900, all of which was recorded on our consolidated balance sheet. Similarly, as of December 30, 2005, our consolidated financial statements assumed recovery of commercial claims from customers of $5,700, all of which was recorded on our consolidated balance sheet.

Requests for equitable adjustment (“REAs”) represents claims, as defined above, for governmental customers. We account for REAs similar to how we account for commercial claims. There currently are no REAs pending or to be submitted.

In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs on receipt of the anticipated contract. We had no deferred pre-contract costs as of December 29, 2006 or December 30, 2005.

Certain special-purpose subsidiaries in our global power business group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the non-cancelable service contracts.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of $490,934 and $298,839 were maintained by our foreign subsidiaries as of December 29, 2006 and December 30, 2005, respectively. These subsidiaries require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, a portion of these funds may not be readily available for repatriation to U.S. entities.

Trade Accounts Receivable — Trade accounts receivable represents amounts billed to customers. In accordance with terms of long-term contracts, our customers may withhold certain percentages of such billings until completion and acceptance of the work performed. Final payments of all such amounts withheld might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets.

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

Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method. We had inventories of $9,466 and $7,921 as of December 29, 2006 and December 30, 2005, respectively. Such amounts are recorded within other current assets on the consolidated balance sheet.

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

Restricted Cash — The following table details the restricted cash held:

	December 29, 2006			December 30, 2005
	Foreign	Domestic	Total	Foreign	Domestic	Total

Held by special-purpose entities and restricted for debt service payments	$5,236	$252	$5,488	$223	$271	$494
Collateralized letters of credit and bank guarantees	5,345	—	5,345	15,571	—	15,571
Client escrow funds	7,622	625	8,247	5,204	725	5,929

Total	$18,203	$877	$19,080	$20,998	$996	$21,994

Investments and Advances — We use the equity method of accounting for affiliates in which our investment ownership is between 20% and 50% unless significant economic considerations indicate that the cost method is appropriate. The equity method is also used for affiliates in which our investment ownership is

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As of December 29, 2006 and December 30, 2005, we had unamortized goodwill of $51,573 and $50,982, respectively. The increase of $591 in goodwill resulted from changes in foreign currency translation rates. All of the goodwill is related to our global power business group. In 2006, the fair value of the reporting units exceeded the carrying amounts.

As of December 29, 2006 and December 30, 2005, we had unamortized identifiable intangible assets of $62,004 and $64,066, respectively. The following table details amounts relating to those assets:

	December 29, 2006		December 30, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$37,185	$(19,206)	$36,594	$(17,412)
Trademarks	62,699	(18,674)	61,771	(16,887)

Total	$99,884	$(37,880)	$98,365	$(34,299)

Amortization expense related to patents and trademarks, which is recorded within cost of operating revenues on the consolidated statement of operations and comprehensive income/(loss), totaled $3,580, $3,570 and $3,650 for fiscal years 2006, 2005 and 2004, respectively. Amortization expense is expected to approximate $3,600 each year in the next five years.

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

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

Provision is made for federal income taxes, which may be payable on foreign subsidiary earnings to the extent that we anticipate that such earnings will not be permanently reinvested. Unremitted earnings of foreign subsidiaries, which have been, or are intended to be, permanently reinvested (and for which no federal income tax has been provided) aggregated $152,800 as of December 29, 2006. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

Foreign Currency — Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at month-end exchange rates and income and expenses and cash flows at monthly weighted-average exchange rates.

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Foreign currency transaction losses	$(1,719)	$(2,705)	$(83)

Foreign currency transaction losses, net of tax	$(1,117)	$(1,758)	$(54)

Interest Rate Risk — We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. Certain of our affiliates in which we have an equity interest also use interest rate swap contracts to manage interest rate risk associated with their limited recourse project debt. Upon entering into the swap contracts, we designate the interest rate swaps as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We assess at inception, and on an ongoing basis, whether the interest rate swaps are highly effective in offsetting changes in the fair value of the project debt. Consequently, we record the fair value of our interest rate swap contracts in our consolidated balance sheet at each balance sheet date. Changes in the fair value of the interest rate swap contracts are recorded as a component of other comprehensive income/(loss). As of December 29, 2006, $545 has been recorded in other comprehensive income/(loss) reflecting the net income on the swap contracts, net of $203 of tax expense.

Restrictions on Shareholders’ Dividends — We have not declared or paid a common share dividend since July 2001. We were prohibited from paying dividends under our two prior senior credit agreements. Our current credit agreement also contains limitations on the payment of dividends.

Earnings per Common Share — Basic and diluted earnings/(loss) per common share are computed using net income/(loss) attributable to common shareholders rather than total net income. As described further in Note 13, we completed two common share purchase warrant offer transactions in January 2006, which increased the number of common shares delivered upon the exercise of our Class A and Class B warrants during the offer period. We issued 373,948 additional common shares as a result of the warrant offers. Since the warrant holders were not necessarily common shareholders prior to the warrant offers, the issuance of the additional shares is not considered a pro rata common share dividend to common shareholders. Rather, the fair value of the additional shares is treated as a preferential distribution to a sub-set of common shareholders. Accordingly, we are required to reduce net income attributable to the common shareholders by the fair value of the additional common shares when calculating earnings per common share. The fair value of the additional shares issued is $19,445, which was determined using the common share price at the time of issuance of the shares.

Basic earnings/(loss) per common share is computed by dividing net income/(loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the reporting period, excluding non-vested restricted common shares of 329,631 and 1,111,181 as of December 29, 2006 and

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

December 30, 2005, respectively. Restricted common shares and restricted common share units are included in the weighted-average number of common shares outstanding as such shares vest.

Diluted earnings/(loss) per common share is computed by dividing net income/(loss) attributable to common shareholders by the combination of the weighted-average number of common shares outstanding during the reporting period and the impact, if any, of dilutive securities such as outstanding stock options, warrants to purchase common shares and the non-vested portion of restricted common shares and restricted common share units to the extent such securities are dilutive. In loss periods, basic and diluted loss per common share is identical since the effect of potentially dilutive securities is antidilutive and therefore excluded from the calculations.

Outstanding stock options and warrants have a dilutive effect under the treasury stock method when the average market price of the common shares during the period exceeds the assumed proceeds of the warrant or option. The assumed proceeds are calculated as the exercise price, plus the amount of compensation cost, if any, for future service that has not yet been recognized in the consolidated statement of operations and comprehensive income/(loss), and the amount of any tax benefits that would be recorded in paid-in capital when the option or warrant is exercised. Under the treasury stock method, the assumed proceeds are assumed to be used to repurchase common shares in the current period. The dilutive impact of the non-vested portion of restricted common shares and restricted common share units is determined using the treasury stock method, which includes using unrecognized compensation and tax benefits, if any, as assumed proceeds.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

The computations of basic and diluted earnings/(loss) per common share are as follows:

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Net income/(loss)	$261,984	$(109,749)	$(285,294)
Fair value of additional shares issued as part of warrant offers	(19,445)	—	—

Net income/(loss) attributable to common shareholders	$242,539	$(109,749)	$(285,294)

Basic earnings/(loss) per common share:
Net income/(loss) attributable to common shareholders	$242,539	$(109,749)	$(285,294)
Weighted-average number of common shares outstanding for basic earnings/(loss) per common share	66,498,192	46,570,088	4,932,370

Basic earnings/(loss) per common share	$3.65	$(2.36)	$(57.84)

Diluted earnings/(loss) per common share:
Net income/(loss) attributable to common shareholders	$242,539	$(109,749)	$(285,294)
Weighted-average number of common shares outstanding for basic earnings/(loss) per common share	66,498,192	46,570,088	4,932,370
Effect of dilutive securities:
Options to purchase common shares	1,498,548	—	—
Warrants to purchase common shares	1,721,688	—	—
Non-vested portion of restricted common shares and restricted common share units	890,560	—	—

Weighted-average number of common shares outstanding for diluted earnings/(loss) per common share	70,608,988	46,570,088	4,932,370

Diluted earnings/(loss) per common share	$3.43	$(2.36)	$(57.84)

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

The following table summarizes the potentially dilutive securities that have been excluded from the denominator used in the calculation of diluted earnings/(loss) per common share due to their antidilutive effect:

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Common shares issuable under outstanding options not included in the computation of diluted earnings/(loss) per common share because the options’ exercise price was greater than the assumed proceeds	686,291	583,385	405,056

Common shares issuable under outstanding options not included in the computation of diluted earnings/(loss) per common share because of their antidilutive effect	—	2,700,625	2,828,570

Warrants to purchase common shares not included in the computation of diluted earnings/(loss) per common share due to their antidilutive effect	—	9,468,100	9,941,292

Non-vested portion of restricted common shares and restricted common share units not included in the computation of diluted earnings/(loss) per common share due to their antidilutive effect	—	1,689,729	1,901,784

Share-Based Compensation Plans — Our share-based compensation plans are described in Note 12. We adopted the provisions of SFAS No. 123R, “Share-Based Payment,” on December 31, 2005, the first day of fiscal year 2006, using the modified prospective transition method. Under this method, share-based compensation expense recognized in the consolidated statement of operations and comprehensive income/(loss) for fiscal year 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We recognize compensation expense for all share-based payment awards granted after December 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

Prior to the adoption of SFAS No. 123R, share-based employee compensation expense related to stock options was not recognized in the consolidated statement of operations and comprehensive income/(loss) if the exercise price of the option was at least equal to the market price of our common stock on the grant date, in accordance with the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. As a result, the recognition of share-based compensation expense was generally limited to the expense attributed to restricted stock awards. In accordance, with SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we provided pro forma net income or loss and net earnings or loss per common share disclosures for each period prior to the adoption of SFAS No. 123R as if we had applied the fair value-based method in measuring compensation expense for all of our share-based compensation plans, including stock options. Had compensation costs for our stock-based compensation plans been accounted for using the fair value method of accounting described by SFAS No. 123, our net loss attributable

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

to common shareholders and our basic and diluted loss per common share for fiscal years 2005 and 2004 would have been as follows:

	For the Year Ended
	December 30,	December 31,
	2005	2004

Net loss attributable to common shareholders — as reported	$(109,749)	$(285,294)
Add: Total share-based employee compensation expense determined under intrinsic value based method for awards and included within reported net loss, net of $0 taxes	150	12
Deduct: Total share-based employee compensation expense determined under fair value based method for awards, net of taxes of $186 in 2005 and $39 in 2004	(6,740)	(2,711)

Net loss attributable to common shareholders — pro forma	$(116,339)	$(287,993)

Loss per common share — basic and diluted:
As reported	$(2.36)	$(57.84)
Pro forma	$(2.50)	$(58.39)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. We recognize the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:

•	Expected volatility — we estimate the volatility of our common shares at the date of grant using historical volatility adjusted for periods of unusual stock price activity.

•	Expected term — we estimate the expected term of options granted to our chief executive officer based on a combination of vesting schedules, life of the option, past history and estimates of future exercise behavior patterns. For other employees, we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Topic 14: Share-Based Payment.”

•	Risk-free interest rate — we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected life of the options in effect at the time of grant.

•	Dividends — we use an expected dividend yield of zero because we have not declared or paid a dividend since July 2001.

•	Forfeitures — we estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use a combination of historical data and demographic characteristics to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to December 31, 2005, we accounted for forfeitures as they occurred. The cumulative effect adjustment related to forfeitures upon adoption of SFAS No. 123R was immaterial.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

1.	Summary of Significant Accounting Policies — (Continued)

We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Expected volatility	44%	50%	50%
Expected term	4.1 years	3.1 years	3.0 years
Risk-free interest rate	4.81%	4.23%	3.00%
Expected dividend yield	0%	0%	0%

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

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in tax positions and requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have substantially completed our review of the impact on our financial statements of adopting FIN 48 commencing in fiscal year 2007 and expect to record a charge to our fiscal 2007 opening accumulated deficit of approximately $3,000 to $6,000 as a result of adoption.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

2.	Business Combination

On April 7, 2006, we completed the purchase of the remaining 51% interest in MF Power, a company that was 49% owned by us prior to the acquisition. We now own 100% of the equity interests of MF Power, which has been renamed FW Power S.r.L. (“FW Power”). FW Power is dedicated to the development, construction and operation of electric power generating wind farm projects in Italy. In accordance with the terms of the purchase agreement, we are required to pay a purchase price of €16,393, of which €12,580 (approximately $15,200 at the exchange rate in effect at the time of payment) was paid at closing and €3,813 (approximately $5,000 at the current exchange rate) is due upon start of construction of one of the three wind farms being developed by FW Power. The purchase price is also subject to adjustments based on receipt by FW Power of additional grants from the Italian government and we are currently expecting to make an additional payment of €3,130 (approximately $4,100 at the current exchange rate).

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

Pro forma financial information has not been presented since the impact of the acquisition of FW Power on our consolidated financial position and results of operations was not material.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

3.	Accounts and Notes Receivable

The following table shows the components of trade accounts and notes receivable:

	December 29,	December 30,
	2006	2005

From long-term contracts:
Amounts billed due within one year	$467,268	$262,735

Billed retention:
Estimated to be due in:
2006	—	10,257
2007	10,082	3
2008	1,962	—
2009	5,600	—
2010	3,481	10

Total billed retention	21,125	10,270

Total receivables from long-term contracts	488,393	273,005
Other trade accounts and notes receivable	3,274	1,156

Trade accounts and notes receivable, gross	491,667	274,161
Less: allowance for doubtful accounts	(7,848)	(10,379)

Trade accounts and notes receivable, net	$483,819	$263,782

The following table shows the components of non-trade accounts and notes receivable:

	December 29,	December 30,
	2006	2005

Asbestos insurance receivable	$49,191	$25,200
Foreign refundable value-added tax	13,804	16,334
Other	20,502	15,284

Other accounts and notes receivable	$83,497	$56,818

4.	Land, Buildings and Equipment

Land, buildings and equipment are stated at cost and are set forth below:

	December 29,	December 30,
	2006	2005

Land and land improvements	$23,394	$23,869
Buildings	142,931	130,052
Furniture, fixtures and equipment	490,700	447,251
Construction in progress	783	1,410

Land, buildings and equipment	657,808	602,582
Less: accumulated depreciation	(355,320)	(343,910)

Net book value	$302,488	$258,672

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

4.	Land, Buildings and Equipment — (Continued)

Depreciation expense for fiscal years 2006, 2005 and 2004 was $26,191, $23,982 and $28,447, respectively.

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

We own a non-controlling equity interest in two electric power generation projects, one waste-to-energy project and one wind farm project in Italy, and in a refinery/electric power generation project in Chile. The two electric power generation projects in Italy are each 42% owned by us, the waste-to-energy project is 39% owned by us and the wind farm project is 50% owned by us. The project in Chile is 85% owned by us; however, we do not have a controlling interest in the Chilean project. The following is summarized financial information assuming a 100% ownership interest for the entities in which we have an equity interest:

	December 29, 2006		December 30, 2005
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project

Balance Sheet Data:
Current assets	$199,606	$27,013	$153,576	$25,853
Other assets (primarily buildings and equipment)	536,543	156,236	358,038	165,991
Current liabilities	42,134	18,226	44,299	21,047
Other liabilities (primarily long-term debt)	470,618	88,836	255,757	101,617
Net assets	223,397	76,187	211,558	69,180

	For the Year Ended
	December 29, 2006		December 30, 2005		December 31, 2004
	Italian	Chilean	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project	Projects	Project

Income Statement Data:
Total revenues	$304,786	$43,462	$293,588	$39,659	$244,225	$41,137
Gross earnings	72,070	21,198	65,419	19,725	60,108	20,152
Income before income taxes	69,096	15,012	52,646	10,031	43,947	11,229
Net earnings	41,365	16,025	46,070	7,782	26,664	8,787

Our share of the net earnings of equity affiliates, which are recorded within other income on the consolidated statement of operations and comprehensive income/(loss), totaled $26,640, $24,129 and $20,636 for fiscal years 2006, 2005 and 2004, respectively. Our investment in the equity affiliates, which is recorded within investments and advances on the consolidated balance sheet, totaled $150,752 and $140,723 as of December 29, 2006 and December 30, 2005, respectively. Dividends of $18,149, $18,272 and $9,221 were received during fiscal years 2006, 2005 and 2004, respectively.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

5.	Equity Interests — (Continued)

In the third quarter of 2006, the majority owners of certain build, own, and operate projects in Italy sold their interests to another third-party. Prior to this sale, our share of earnings from our minority interests in these projects were reported on a pretax basis in consolidated other income and the associated taxes were reported in the consolidated provision for income taxes because we and the other partners elected pass-through taxation treatment under local law. As a direct result of the ownership change arising from the sale, the subject entities are now precluded from electing pass-through taxation treatment. As a result, commencing in the third quarter of 2006, we reported our share of the related after-tax earnings in consolidated other income. This change, which was recorded in fiscal year 2006, reduced consolidated other income and the consolidated provision for taxes by $8,600.

Also, in the third quarter of 2006, we made an investment in a special-purpose entity in Italy that is dedicated to the development, construction and operation of a wind farm in Italy. We have evaluated the investment under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” and have concluded that while the entity is a variable interest entity, we are not the primary beneficiary. As such, we have included our share of the net earnings of the special-purpose entity in our consolidated financial statements. We will re-evaluate our conclusion after the special-purpose entity has secured project financing, which is expected to occur in the first or second quarter of 2007, or after any other future triggering event.

We have guaranteed certain performance obligations of the Chilean project. We have a contingent obligation, which is measured annually based on the operating results of the Chilean project for the preceding year. We did not have an obligation under this guarantee as of December 29, 2006. As of December 30, 2005, we had an obligation under this guarantee of $460, which we paid in 2006.

We also have a contingent guarantee that supports the obligations of our subsidiary under the Chilean project’s operations and maintenance agreement. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. To date, no amounts have been paid under the contingent guarantee.

In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that the Chilean project does not generate sufficient cash flow to make such payments. We are required to maintain the debt service letter of credit during the term of the Chilean project’s debt, which matures in 2014. To date, no amounts have been drawn under the reserve letter of credit.

The undistributed retained earnings of our equity investees amounted to $57,666 and $72,407 at December 29, 2006 and December 30, 2005, respectively.

6.	Equity-for-Debt Exchanges

In April 2006, we consummated an offer to exchange 1,277,900 of our common shares for $50,000 of outstanding aggregate principal amount of our 2011 senior notes. The exchange reduced the carrying value of our 2011 senior notes by $51,648 representing the aggregate principal amount plus the corresponding premium and improved our shareholders’ equity/(deficit) by $50,567. The exchange resulted in a $58,763 increase in common stock and paid-in capital, which was partially offset by an $8,196 charge to income. The pretax charge, which was substantially non-cash, related primarily to the difference between the carrying value of the 2011 senior notes, including unpaid accrued interest, and the market price of the common shares on the closing date of the exchange.

In November 2005, we completed an offer to exchange 6,026,981 of our common shares for $150,003 of outstanding aggregate principal amount of our 2011 senior notes. The exchange reduced the carrying value of our 2011 senior notes by $155,299 representing the aggregate principal amount plus the corresponding

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

6.	Equity-for-Debt Exchanges — (Continued)

premium and improved our shareholders’ equity/(deficit) by $151,076. The exchange resulted in a $167,909 increase in common stock and paid-in capital, which was partially offset by a $16,833 charge to income. The pretax charge, which was substantially non-cash, related primarily to the difference between the carrying value of the 2011 senior notes, including unpaid accrued interest, and the market price of the common shares on the closing date of the exchange. Concurrent with the exchange offer, we also solicited consents from holders of the outstanding 2011 senior notes to amend the governing indenture to eliminate substantially all of the restrictive operating and financial covenants and certain events of default contained therein.

In August 2005, we completed an offer to exchange our common shares for a portion of our trust preferred securities. Trust preferred securities of 2,608,548 were tendered as part of the exchange, resulting in the issuance of 5,634,464 common shares. The exchange reduced the aggregate liquidation amount of our existing trust preferred securities by $65,214, reduced the amount of deferred accrued interest by $26,052 and improved our shareholders’ equity/(deficit) by $87,571. The exchange resulted in an increase to common stock and paid-in capital totaling $129,084, which was partially offset by a $41,513 charge to income. The pretax charge, which was substantially non-cash, related primarily to the difference between the carrying value of the trust preferred securities, including deferred accrued interest, and the market price of the common shares on the closing date of the exchange.

In September 2004, we consummated an equity-for-debt exchange in which we issued common shares, preferred shares, warrants to purchase common shares and new senior notes in exchange for certain of our outstanding debt securities and trust preferred securities. The exchange reduced our existing debt by $437,041, reduced deferred accrued interest by $31,128, improved our shareholders’ equity/(deficit) by $448,136 and, when combined with the proceeds from the issuance of the new senior notes that were used to repay amounts that were outstanding under the previous senior credit facility, eliminated substantially all material scheduled corporate debt maturities prior to 2011. The exchange offer resulted in an aggregate $623,190 increase in capital stock and paid-in capital, which was partially offset by a $175,054 charge to income. The pretax charge, which was substantially non-cash, related primarily to the exchange of convertible notes tendered in the exchange offer.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Long-term Debt

The following table shows the components of our long-term debt facilities:

	December 29, 2006			December 30, 2005
	Current	Long-term	Total	Current	Long-term	Total

Special-Purpose Limited Recourse Project Debt:
Camden County Energy Recovery Associates	$9,360	$41,427	$50,787	$9,149	$50,787	$59,936
FW Power	4,881	24,862	29,743	—	—	—
Foster Wheeler Coque Verde, L.P.	3,613	25,245	28,858	3,293	28,858	32,151
Martinez Cogen Limited Partnership	—	—	—	7,980	—	7,980
Capital Lease Obligations	1,537	65,319	66,856	1,021	63,219	64,240
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	16	37	53	16	52	68
1999C Bonds at 7.25% interest, due October 15, 2024	—	20,491	20,491	—	20,491	20,491
1999D Bonds at 7% interest, due October 15, 2009	—	267	267	—	250	250
Intermediate Term Loans in China at 6.03% interest	—	3,844	3,844	—	3,716	3,716
Convertible Subordinated Notes at 6.50% interest, due June 1, 2007	2,070	—	2,070	—	3,070	3,070
Senior Notes at 10.359% interest, due September 15, 2011 (including unamortized premium of $0 and $3,847, respectively)	—	—	—	—	115,315	115,315
Subordinated Deferrable Interest Debentures	—	—	—	—	5,963	5,963
Other	—	—	—	—	2,232	2,232

Total	$21,477	$181,492	$202,969	$21,459	$293,953	$315,412

Domestic Senior Credit Agreement — In October 2006, we closed on a new $350,000, five-year domestic senior credit agreement, which replaced the domestic senior credit agreement arranged in 2005. The new domestic senior credit agreement includes a $350,000 letter of credit facility. A portion of the letters of credit issued under the new domestic senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in the credit rating of the new domestic senior credit agreement as reported by Moody’s and/or Standard & Poors. We also have the option to use up to $100,000 of the $350,000 for revolving borrowings at a rate equal to LIBOR plus 2%, subject also to the performance pricing noted above. There is also a $10,000 sub-limit for swingline loans, which permits borrowings on short notice. We paid $5,710 in fees and expenses in conjunction with the execution of the new senior credit agreement in the fourth quarter of 2006. Such fees and expenses are being amortized to expense over the five-year term of the agreement, commencing in the fourth quarter of 2006.

The assets and/or stock of certain of our domestic and foreign subsidiaries collateralize our obligations under the new domestic senior credit agreement. The new domestic senior credit agreement contains various customary restrictive covenants that generally limit our ability to, among other things, incur additional indebtedness or guarantees, create liens or other encumbrances on property, sell or transfer certain property and thereafter rent or lease such property for substantially the same purposes as the property sold or transferred, enter into a merger or similar transaction, make investments, declare dividends or make other restricted payments, enter into agreements with affiliates that are not on an arms’ length basis, enter into any agreement that limits our ability to create liens or the ability of a subsidiary to pay dividends, engage in any new lines of business, with respect to Foster Wheeler Ltd., change Foster Wheeler Ltd.’s fiscal year or, with

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Long-term Debt — (Continued)

respect to Foster Wheeler Ltd. and one of our holding company subsidiaries, directly acquire ownership of the operating assets used to conduct any business.

In addition, the new domestic senior credit agreement contains financial covenants requiring us not to exceed a total leverage ratio, which compares total indebtedness to EBITDA, and to maintain a minimum interest coverage ratio, which compares EBITDA to interest expense. All such terms are defined in the new domestic senior credit agreement. The agreement also limits the aggregate amount of capital expenditures in any single fiscal year to $40,000, subject to certain exceptions. We must be in compliance with the total leverage ratio at all times, while the interest coverage ratio is measured quarterly. We are in compliance with all financial covenants and other provisions of the new domestic senior credit agreement.

We had $189,036 of letters of credit outstanding under this agreement as of December 29, 2006. Letter of credit fees range from 1.75% to 2.10% of the outstanding amount. There were no funded borrowings outstanding as of December 29, 2006.

Prior Domestic Senior Credit Agreement — In March 2005, we entered into a five-year $250,000 senior credit agreement. As noted above, we voluntarily replaced this senior credit agreement in October 2006. In fiscal year 2006, we paid a prepayment fee of $5,000 as a result of the early termination of this agreement and $467 in other termination fees and expenses. In addition, the early termination also resulted in the impairment of $9,488 of unamortized fees and expenses paid in 2005 associated with this agreement. In total, we recorded a charge of $14,955 in fiscal year 2006 in connection with the termination of this agreement.

We had $131,642 of letters of credit outstanding under this agreement as of December 30, 2005. There were no funded borrowings outstanding as of December 30, 2005.

Special-Purpose Limited Recourse Project Debt — Special-purpose limited recourse project debt represents debt incurred to finance the construction of cogeneration facilities or waste-to-energy projects in which we are a majority-owner. Certain assets of each project collateralize the notes and/or bonds. Our obligations with respect to this debt are limited to guaranteeing the operating performance of the projects.

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

As a result of the FW Power acquisition consummated on April 7, 2006, we now consolidate the special-purpose limited recourse project debt of FW Power. See Note 2 for further information regarding the FW Power acquisition. The FW Power debt represents borrowings under two credit facilities — a base facility and a value-added tax (“VAT”) facility. The base facility bears interest at variable rate based upon 6-month Euribor plus 1.5% and is repayable semi-annually based upon a pre-defined payment schedule through June 30, 2015. The VAT facility bears interest at a variable rate based upon 6-month Euribor plus 0.9% and is repayable semi-annually based upon actual VAT received during commercial operation through December 31, 2010. The notes are collateralized by certain revenues and assets of FW Power, which is the owner of certain electric power generating wind farms in Italy. Our total borrowing capacity under the credit facilities is €22,534 (approximately $29,700 at the current exchange rate) in the aggregate.

We have executed interest rate swap contracts that effectively convert approximately 76% of the base facility to a fixed interest rate of 5.1%. The swap contracts are in place through the life of the facility. See Note 1, “Summary of Significant Accounting Policies — Interest Rate Risk,” for our accounting policy related to these interest rate swap contracts. The interest rates on the VAT facility and the portion of the base facility

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Long-term Debt — (Continued)

not subject to the interest rate swap contracts were 4.735% and 5.335%, respectively, as of December 29, 2006.

The Foster Wheeler Coque Verde debt bears interest at 11.443%, due annually April 15, 2004 through 2015, and mature on April 15, 2015. The notes are collateralized by certain revenues and assets of a special-purpose subsidiary, which is the indirect owner of our refinery/electric power generation project in Chile.

The Martinez Cogen Limited Partnership debt represented a note under a bank credit facility to a limited partnership whose general partner is a special-purpose subsidiary. The interest on the note, which varied based on one of several money market rates, was due semi-annually through July 30, 2006. We repaid the note at the scheduled maturity date of July 30, 2006.

Capital Leases — We entered into a series of capital leases, primarily for office buildings. Assets under capital leases are summarized as follows:

	December 29,	December 30,
	2006	2005

Buildings and improvements	$45,650	$42,461
Less: accumulated amortization	(9,272)	(6,855)

Net assets under capital leases	$36,378	$35,606

The following are the minimum lease payments to be made in each of the years indicated for our capital lease obligations as of December 29, 2006:

Fiscal year:

2007	$8,498
2008	7,937
2009	8,215
2010	8,200
2011	8,424
Thereafter	107,707
Less: interest	(82,125)

Net minimum lease payments under capital leases	66,856
Less: current portion of net minimum lease payments	(1,537)

Long-term portion of net minimum lease payments	$65,319

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

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Long-term Debt — (Continued)

In September 2004, we completed an offer to exchange common shares and preferred shares for $93,721 of Robbins bonds. See Note 6 for further information.

Intermediate Term Loans in China at 6.03% interest (“intermediate term loans”) — In 2005, one of our Chinese subsidiaries, which is 52% owned by us and which we consolidate into our financial statements, entered into two intermediate term loans. The intermediate term loans bear interest at 6.03% and are due to be repaid in 2008.

Convertible Subordinated Notes at 6.50% interest, due June 1, 2007 (“convertible notes”) — In May and June 2001, we issued convertible notes having an aggregate principal amount of $210,000. The convertible notes are due June 1, 2007 and bear interest at 6.50% per annum, payable semi-annually on June 1 and December 1 of each year, commencing December 2001. The convertible notes are subordinated in right of payment to all of our existing and future senior indebtedness. The convertible notes are convertible into common shares at an initial conversion rate of 3.10655 common shares per $1,000 principal amount, or approximately $321.90 per common share, subject to adjustment under certain circumstances.

In September 2004, we completed an offer to exchange common shares and preferred shares for $206,930 of convertible notes. See Note 6 for further information. In June 2006, we executed an open market purchase of $1,000 of outstanding aggregate principal amount of convertible notes.

Senior Notes at 10.359% interest, due September 15, 2011, Series A (“2011 senior notes”) — In 2004, we issued $261,471 of aggregate principal amount of 2011 senior notes, bearing interest at a fixed rate of 10.359% per annum, payable semi-annually in arrears and maturing on September 15, 2011. In conjunction with the issuance of the 2011 senior notes, we recorded a premium of $5,659 since the fair value of the 2011 senior notes was 104% of principal. As a result of the premium, the effective interest rate on the 2011 senior notes was 9.5602%.

In November 2005, we completed an offer to exchange our common shares for $150,003 of outstanding aggregate principal amount of 2011 senior notes, which reduced the aggregate carrying value of our 2011 senior notes by $155,299. In April 2006, we consummated another exchange of our common shares for $50,000 of outstanding aggregate principal amount of our 2011 senior notes, which reduced the aggregate carrying value of our 2011 senior notes by $51,648. See Note 6 for further information related to the exchange offers.

In May 2006, we redeemed for cash the remaining $61,468 of outstanding aggregate principal amount of our 2011 senior notes. We recorded a net charge of $3,914 on the redemption transaction in fiscal year 2006, resulting primarily from a make-whole payment of $5,613 and the write-off of deferred charges of $307, partially offset by the write-off of the unamortized premium of $2,006.

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

In September 2004, we completed an offer to exchange common shares, preferred shares and warrants to purchase common shares for $103,823 of trust preferred securities and $31,128 of accrued and unpaid interest. Subsequently, in August 2005, we completed another offer to exchange common shares for $65,214 of trust preferred securities and $26,052 of accrued and unpaid interest. See Note 6 for further information related to the exchange offers.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

7.	Long-term Debt — (Continued)

In May 2006, we redeemed the remaining $5,963 of outstanding aggregate principal amount of trust preferred securities and paid accrued unpaid interest of $3,029. We recorded a net charge of $200 on the redemption transaction in fiscal year 2006, resulting from the write-off of deferred charges.

The exchange transactions and the redemption resulted in a corresponding reduction in outstanding subordinated deferrable interest debentures and deferred accrued interest.

Interest Costs — Interest costs incurred in fiscal years 2006, 2005, and 2004 were $24,944, $50,618 and $94,622, respectively.

Aggregate Maturities — Aggregate principal repayments and sinking fund requirements of long-term debt, excluding payments on capital lease obligations, over the next five years are as follows:

	Fiscal Year
	2007	2008	2009	2010	2011	Thereafter	Total

Special-Purpose Limited Recourse Project Debt:
Camden County Energy Recovery Associates	$9,360	$9,648	$9,914	$21,865	$—	$—	$50,787
FW Power	4,881	4,672	3,542	3,363	3,545	9,740	29,743
Foster Wheeler Coque Verde, L.P.	3,613	4,143	4,675	3,188	2,019	11,220	28,858
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	16	18	19	—	—	—	53
1999C Bonds at 7.25% interest, due October 15, 2024	—	—	—	—	—	20,491	20,491
1999D Bonds at 7% interest, due October 15, 2009	—	—	267	—	—	—	267
Intermediate Term Loans in China at 6.03% interest	—	3,844	—	—	—	—	3,844
Convertible Subordinated Notes at 6.50% interest, due June 1, 2007	2,070	—	—	—	—	—	2,070

Total	$19,940	$22,325	$18,417	$28,416	$5,564	$41,451	$136,113

8.	Pensions and Other Postretirement Benefits

We have defined benefit pension plans in the United States, the United Kingdom, Canada, Finland and France, and we have other postretirement benefit plans for health care and life insurance benefits in the United States and Canada. We also have defined contribution plans in the United States and the United Kingdom. Finally, we have certain other benefit plans including government mandated postretirement programs.

We adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106, and 132(R),” on December 29, 2006, the last day of fiscal year 2006. SFAS No. 158 required us to recognize the funded status of each of our defined benefit pension and other postretirement benefit plans on our consolidated balance sheet as of December 29, 2006. SFAS No. 158 also requires us to recognize any gains or losses that arise during future periods, which are not recognized as a component of annual service cost, as a component of other comprehensive income/(loss), net of tax. Upon adoption of SFAS No. 158, we recorded net actuarial losses, prior service cost/(credits) and a net transition asset as a component of accumulated other comprehensive loss on the consolidated balance sheet.

Defined Benefit Pension Plans — Our defined benefit pension plans cover certain full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

compensation. The U.S. plans, which are frozen to new entrants and additional benefit accruals, and the Canadian, Finnish and French plans, are non-contributory. The U.K. plan, which is closed to new entrants, is contributory.

Defined benefit pension obligation and funded status:

The following table shows the components of our defined benefit pension obligation:

	For the Year Ended December 29, 2006				For the Year Ended December 30, 2005
	United	United			United	United
	States	Kingdom	Other	Total	States	Kingdom	Other	Total

Change in projected benefit obligations:
Projected benefit obligations at beginning of year	$349,993	$710,877	$35,350	$1,096,220	$334,913	$631,103	$34,248	$1,000,264
Service cost	—	15,590	951	16,541	—	16,274	1,040	17,314
Interest cost	18,578	36,079	1,684	56,341	18,579	31,953	1,856	52,388
Plan participants’ contributions	—	7,518	—	7,518	—	7,684	—	7,684
Plan amendments	—	33,600	—	33,600	—	—	—	—
Actuarial loss/(gain)	(9,697)	504	(1,621)	(10,814)	18,274	121,487	1,282	141,043
Benefits paid	(22,378)	(26,805)	(2,916)	(52,099)	(21,689)	(24,820)	(2,516)	(49,025)
Special termination benefits/other	—	(2,147)	(52)	(2,199)	(84)	(195)	(346)	(625)
Foreign currency exchange rate changes	—	101,470	779	102,249	—	(72,609)	(214)	(72,823)

Projected benefit obligations at end of year	336,496	876,686	34,175	1,247,357	349,993	710,877	35,350	1,096,220

Change in plan assets:
Fair value of plan assets at beginning of year	246,490	544,761	20,921	812,172	223,498	494,802	19,288	737,588
Actual return on plan assets	35,026	47,751	2,326	85,103	20,914	96,293	1,686	118,893
Employer contributions	27,495	25,699	1,833	55,027	26,744	27,188	1,604	55,536
Plan participants’ contributions	—	7,518	—	7,518	—	7,684	—	7,684
Benefits paid	(22,378)	(26,805)	(2,916)	(52,099)	(21,689)	(24,820)	(2,516)	(49,025)
Other	(2,776)	(3,631)	—	(6,407)	(2,977)	(189)	—	(3,166)
Foreign currency exchange rate changes	—	77,838	(103)	77,735	—	(56,197)	859	(55,338)

Fair value of plan assets at end of year	283,857	673,131	22,061	979,049	246,490	544,761	20,921	812,172

Funded status at end of year	$(52,639)	$(203,555)	$(12,114)	$(268,308)	$(103,503)	$(166,116)	$(14,429)	$(284,048)

Our defined benefit pension obligation was recognized on our consolidated balance sheet as part of:

	December 29, 2006	December 30, 2005

Current liabilities	$764	$53,826
Non-current liabilities	267,544	125,710

Net pension obligation	$268,308	$179,536

Prior to the adoption of SFAS No. 158, we recorded the estimated employer contributions to be paid in the next twelve months as the current portion of our net pension obligation. Upon adoption of SFAS No. 158, the current portion of our underfunded plans in the United States, United Kingdom, and Canada is zero since

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

the actuarial present value of benefits included in the net pension obligation in the next twelve months does not exceed the fair value of plan assets for any of these underfunded plans.

In accordance with our adoption of SFAS No. 158, we recorded the funded status of our defined benefit pension plans on our consolidated balance sheet as of December 29, 2006. As of December 29, 2006, we had net actuarial losses of $393,718, prior service costs of $38,631 and a net transition asset of $85 recognized in accumulated other comprehensive loss, net of taxes of $108,752, on our consolidated balance sheet. We also had net actuarial losses of $672 related to a pension plan of an equity investee recognized in accumulated other comprehensive loss, net of $0 taxes, on our consolidated balance sheet as of December 29, 2006. The estimated net actuarial loss, prior service cost and net transition asset that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $20,704, $5,103 and $23, respectively.

The provisions of SFAS No. 158 could not be applied retrospectively. The following items reconcile the funded status of our defined benefit pension plans as of December 30, 2005 to the amount recorded on our consolidated balance sheet:

Funded status as of December 30, 2005	$(284,048)
Unrecognized net actuarial loss	415,542
Unrecognized prior service cost	6,480
Unrecognized net transition asset	(158)
Adjustment for the minimum liability	(299,541)
Foreign currency exchange rate changes	(17,811)

Net pension obligation recorded on consolidated balance sheet as of December 30, 2005	$(179,536)

Accumulated benefit obligation:

The aggregated accumulated benefit obligation of our defined benefit pension plans was $1,134,254 and $992,023 at December 29, 2006 and December 30, 2005, respectively.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

Components of net periodic benefit cost:

The following table shows the components of our net periodic benefit cost:

	For the Year Ended				For the Year Ended				For the Year Ended
	December 29, 2006				December 30, 2005				December 31, 2004
	United	United			United	United			United	United
	States	Kingdom	Other	Total	States	Kingdom	Other	Total	States	Kingdom	Other	Total

Net periodic benefit cost:
Service cost	$—	$15,590	$951	$16,541	$—	$16,274	$1,040	$17,314	$—	$17,859	$393	$18,252
Interest cost	18,578	36,079	1,684	56,341	18,579	31,953	1,856	52,388	17,867	30,365	1,359	49,591
Expected return on plan assets	(19,829)	(40,100)	(1,563)	(61,492)	(18,028)	(35,269)	(1,412)	(54,709)	(15,603)	(31,081)	(1,315)	(47,999)
Amortization of transition asset	—	(64)	87	23	—	(69)	82	13	—	(68)	76	8
Amortization of prior service cost	—	4,941	17	4,958	—	1,677	16	1,693	—	1,686	15	1,701
Other	5,966	17,239	912	24,117	5,299	14,522	538	20,359	4,059	17,705	430	22,194

SFAS No. 87 net periodic benefit cost	4,715	33,685	2,088	40,488	5,850	29,088	2,120	37,058	6,323	36,466	958	43,747
SFAS No. 88 cost*	—	276	21	297	56	—	(346)	(290)	1,390	—	—	1,390

Total net periodic benefit cost	$4,715	$33,961	$2,109	$40,785	$5,906	$29,088	$1,774	$36,768	$7,713	$36,466	$958	$45,137

Weighted-average assumptions- net periodic benefit cost:
Discount rate	5.45%	4.86%	4.60%		5.48%	5.44%	5.03%		6.00%	5.45%	5.42%
Long-term rate of return	8.00%	6.84%	7.50%		8.00%	7.32%	7.50%		8.00%	7.34%	8.00%
Salary growth	0.00%	3.84%	3.21%		0.00%	3.33%	2.95%		0.00%	3.04%	3.71%
Weighted-average assumptions- projected benefit obligations:
Discount rate	5.80%	5.13%	4.69%		5.45%	4.83%	4.65%
Salary growth	0.00%	3.82%	3.39%		0.00%	3.32%	3.47%

*	Charges were recorded in accordance with the provisions of SFAS No. 88, “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” related to the settlement of obligations to former employees in the United Kingdom and Canada of $297 in 2006; the settlement of obligations to former employees in Finland and to former executives under the Supplemental Executive Retirement Plan (“SERP”) of $(290) in 2005; and the settlement of obligations to former executives under the SERP of $1,390 in 2004.

Investment policy:

Each of our defined benefit pension plans in the United States, United Kingdom and Canada is governed by a written investment policy.

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

The investment policy of the U.K. plans is designed to improve the ongoing funding level of the plans while gradually, over time, changing the mix of investment allocation between equities and bonds to more fully match the liabilities of the plans. The bond and equity allocations range from 40% bonds and 60% equities to 50% bonds and 50% equities, depending on the funding level.

The investment policy of the Canadian plan uses a balanced approach and allocates investments in pooled funds in accordance with the policy’s asset mix guidelines. These guidelines identify target, maximum and

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

minimum allocations by asset class. The target allocation is 45% bonds, 50% equities and 5% cash. The minimum and maximum allocations are: 42.5% to 57.5% equities, 40% to 50% bonds and 2.5% to 7.5% cash.

The pension plans in Finland and France have no plan assets.

Long-term rate of return assumptions:

The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. We annually review and adjust, as required, the long-term rate of return for our pension plans. The weighted-average expected long-term rate of return on plan assets has declined from 7.5% to 7.2% over the past three years.

	For the Year Ended
	December 29, 2006	December 30, 2005

Asset allocation by plan:
United States:
U.S. equities	56%	53%
Non-U.S. equities	15%	28%
U.S. fixed-income securities	29%	18%
Other	0%	1%

Total	100%	100%

United Kingdom:
U.K. equities	37%	37%
Non-U.K. equities	24%	26%
U.K. fixed-income securities	36%	37%
Other	3%	0%

Total	100%	100%

Canada:
Canadian equities	19%	22%
Non-Canadian equities	32%	28%
Canadian fixed-income securities	43%	43%
Other	6%	7%

Total	100%	100%

Contributions:

We expect to contribute a total of approximately $20,400 to our U.S. pension plans and approximately $33,400 to our foreign pension plans in 2007.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

Estimated future benefit payments:

We expect to make the following benefit payments from our defined benefit pension plans:

	United States	United Kingdom	Other	Total

2007	$21,945	$27,239	$2,948	$52,132
2008	22,193	30,210	2,577	54,980
2009	22,371	32,177	2,863	57,411
2010	22,481	32,772	3,176	58,429
2011	22,626	34,725	3,192	60,543
2012-2016	117,088	203,063	13,877	334,028

Other Postretirement Benefit Plans — Certain employees in the United States and Canada may become eligible for health care and life insurance benefits (“other postretirement benefits”) if they qualify for and commence normal or early retirement pension benefits as defined in the pension plan while working for Foster Wheeler. Certain benefits are provided through insurance companies.

Additionally, one of our subsidiaries in the United States also has a benefit plan, referred to as the Survivor Income Plan (“SIP”), which provides coverage for an employee’s beneficiary upon the death of the employee. This plan, which is accounted for under SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” has been closed to new entrants since 1988. Total liabilities under the SIP, which were $16,383 and $23,300 as of December 29, 2006 and December 30, 2005, respectively, are reflected in the other postretirement benefit obligation and funded status information below because the obligation is measured using the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” as amended by SFAS No. 158. The benefit assets of the SIP, which reflect the cash surrender value of insurance polices purchased to cover obligations under the SIP, totaled $5,135 and $5,285 as of December 29, 2006 and December 30, 2005, respectively. The benefit assets are recorded in other assets on the consolidated balance sheet and are not reflected in the other postretirement benefit obligation and funded status information below.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

Other postretirement benefit obligation and funded status:

The following table shows the components of our other postretirement benefit obligation:

	For the Year Ended
	December 29, 2006	December 30, 2005

Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$101,215	$106,450
Service cost	157	205
Interest cost	5,334	5,341
Plan participants’ contributions	2,868	3,053
Actuarial (gain)/loss	(1,943)	(3,118)
Benefits paid	(11,755)	(10,761)
Medicare Part D reimbursement	993	—
Other	(24)	—
Foreign currency exchange rate changes	2	45

Accumulated postretirement benefit obligation at end of year	96,847	101,215

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Plan participants’ contributions	2,868	3,053
Employer contributions	7,894	7,708
Medicare Part D reimbursement	993	—
Benefits paid	(11,755)	(10,761)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(96,847)	$(101,215)

Our other postretirement benefit obligation was recognized on our consolidated balance sheet as part of:

	December 29, 2006	December 30, 2005

Current liabilities	$8,416	$7,112
Non-current liabilities	88,431	117,908

Net postretirement benefit obligation	$96,847	$125,020

As noted above, in accordance with our adoption of SFAS No. 158, we recorded the funded status of our other postretirement benefit plans on our consolidated balance sheet as of December 29, 2006. As of December 29, 2006, we had net actuarial losses of $25,253 and prior service credits of $48,309 recognized in accumulated other comprehensive loss, net of $0 taxes, on our consolidated balance sheet. The estimated net actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost over the next fiscal year are $1,630 and $4,760, respectively.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

The provisions of SFAS No. 158 could not be applied retrospectively. The following items reconcile the funded status of our defined other postretirement benefit plans as of December 30, 2005 to the amount recorded on our consolidated balance sheet:

Funded status as of December 30, 2005	$(101,215)
Unrecognized net actuarial loss	29,265
Unrecognized prior service credit	(53,070)

Net postretirement benefit obligation recorded on consolidated balance sheet as of December 30, 2005	$(125,020)

Components of net periodic postretirement benefit cost:

The following table shows the components of our net periodic postretirement benefit cost:

	For the Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004

Net periodic postretirement benefit cost:
Service cost	$157	$205	$323
Interest cost	5,334	5,341	6,175
Amortization of prior service cost	(4,761)	(4,760)	(4,745)
Other	2,049	1,972	1,999

Net periodic postretirement benefit cost	$2,779	$2,758	$3,752

Weighted-average assumptions- net periodic postretirement benefit cost:
Discount rate	5.39%	5.35%	6.00%
Weighted-average assumptions- accumulated postretirement benefit obligation:
Discount rate	5.73%	5.39%

	Pre-Medicare	Medicare
	Eligible	Eligible

Health-care cost trend:
2006	8.50%	10.00%
2007	8.00%	9.50%
Decline to 2016	5.00%	5.00%

Assumed health-care cost trend rates have a significant effect on the amounts reported for the other postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$253	$(211)
Effect on accumulated postretirement benefit obligations	$4,817	$(4,046)

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

Contributions:

We expect to contribute a total of approximately $8,631 to our other postretirement benefit plans in 2007, net of the health care subsidy.

Estimated future other postretirement benefit payments:

We expect to make the following other postretirement benefit payments:

			Postretirement
	Postretirement	Health	Benefits,
	Benefits	Care Subsidy	Net of Subsidy

2007	$10,210	$1,579	$8,631
2008	10,361	1,730	8,631
2009	10,436	1,869	8,567
2010	10,433	2,000	8,433
2011	10,375	2,138	8,237
2012-2016	49,076	12,347	36,729

Impact of the Adoption of SFAS No. 158:

The following table summarizes the impact of the adoption of SFAS No. 158 on our December 29, 2006 consolidated balance sheet.

	Before Adoption of	SFAS No. 158	After Adoption of
	SFAS No. 158	Adjustments	SFAS No. 158

Deferred income taxes	$73,210	$54,364	$127,574
Total assets	2,511,659	54,364	2,566,023
Accrued expenses	341,670	(53,012)	288,658
Pension, postretirement and other employee benefits	178,013	207,963	385,976
Total liabilities	2,347,362	154,951	2,502,313
Accumulated other comprehensive loss	(242,755)	(100,587)	(343,342)
Total shareholders’ equity/(deficit)	163,314	(100,587)	62,727
Total liabilities, temporary equity and shareholders’ equity/(deficit)	2,511,659	54,364	2,566,023

Defined Contribution Plans — Our U.S. subsidiaries have a 401(k) plan for salaried employees. We contribute a 100% match of the first 3% and a 50% match of the next 3% of base pay of employee contributions, subject to the annual IRS limit. The 401(k) plan also has a provision for a discretionary employer contribution, equal to 50% of the second 3% of an employee’s contribution or a maximum of 1.5% of base salary. This discretionary employer contribution is tied to meeting our performance targets for an entire calendar year and having the contribution approved by the Board of Directors. In fiscal year 2006, our U.S. subsidiaries paid the discretionary employer contribution to the 401(k) plan. In total, our U.S. subsidiaries contributed $4,325, $2,813 and $3,317 to the 401(k) plan in fiscal years 2006, 2005 and 2004, respectively.

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

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

8.	Pensions and Other Postretirement Benefits — (Continued)

account. Otherwise at termination or at retirement, an employee receives an annuity or a combination of lump-sum and annuity. Our U.K. subsidiaries contributed $1,179, $479 and $205 in fiscal years 2006, 2005 and 2004, respectively, to the defined contribution plan.

Other Benefits — Certain of our foreign subsidiaries participate in government-mandated indemnity and postretirement programs for their employees. Liabilities of $30,001 and $25,529 were recorded within pension, postretirement and other employee benefits on the consolidated balance sheet at December 29, 2006 and December 30, 2005, respectively, related to such benefits.

9. Guarantees and Warranties

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

	Maximum	Carrying Amount of Liability
	Potential Payment	December 29, 2006	December 30, 2005

Environmental indemnifications	No limit	$7,300	$8,100
Tax indemnifications	No limit	$—	$—

We provide for warranty reserves on certain of our long-term contracts. Generally, warranty reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the project.

	For the Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004

Balance at beginning of year	$63,200	$94,500	$131,600
Accruals	27,600	24,800	25,800
Settlements	(18,600)	(12,600)	(32,800)
Adjustments to provisions	(2,300)	(43,500)	(30,100)

Balance at end of year	$69,900	$63,200	$94,500

10. Financial Instruments and Risk Management

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Cash, Restricted Cash and Short-term Investments — The carrying value of our cash, restricted cash and short-term investments approximates fair value because of the short-term maturity of these instruments.

Long-term Debt — We estimate the fair value of our long-term debt (including current installments) based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities.

Foreign Currency Contracts — We estimate the fair value of foreign currency contracts (which are used for hedging purposes) by obtaining quotes from financial institutions.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

10.	Financial Instruments and Risk Management — (Continued)

Interest Rate Swaps — We estimate the fair value of our interest rate swaps based on quoted market prices.

Carrying Amounts and Fair Values — The estimated fair values of our financial instruments are as follows:

	December 29, 2006		December 30, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Non-derivatives:
Cash and short-term investments	$610,887	$610,887	$350,669	$350,669
Restricted cash	19,080	19,080	21,994	21,994
Long-term debt	(202,969)	(220,529)	(315,412)	(321,573)
Derivatives:
Foreign currency contracts	4,095	4,095	(3,514)	(3,514)
Interest rate swaps	545	545	—	—

We are contingently liable for performance under standby letters of credit, bank guarantees and surety bonds totaling $646,700 and $551,900 as of December 29, 2006 and December 30, 2005, respectively. These balances include the standby letters of credit issued under the senior credit agreement discussed in Note 7 and from other facilities worldwide. Based upon past experience, no material claims have been made against these financial instruments. We do not expect any material losses to result from these off-balance-sheet instruments and, therefore, we believe the fair value of these instruments is zero.

As of December 29, 2006, we had $228,943 of foreign currency contracts outstanding. These foreign currency contracts mature between 2007 and 2009. The contracts have been established by our various international subsidiaries to sell a variety of currencies, and receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash equivalents and trade receivables. We place our cash equivalents with financial institutions and we limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base and their dispersion across different business and geographic areas. As of December 29, 2006 and December 30, 2005, we had no significant concentrations of credit risk. We provided a third-party financial guarantee, totaling $2,500 and $2,750 as of December 29, 2006 and December 30, 2005, respectively, with respect to a partnership interest in a commercial real estate project.

11. Preferred Shares

We issued 599,944 preferred shares in connection with our 2004 equity-for-debt exchange. There were approximately 3,658 preferred shares outstanding as of December 29, 2006. Each preferred share is convertible at the holder’s option into 65 common shares, or up to approximately 238,265 additional common shares if all outstanding preferred shares are converted.

The preferred shareholders have no voting rights except in certain limited circumstances. The preferred shares have the right to receive dividends and other distributions, including liquidating distributions, on an as-converted basis when and if declared and paid on the common shares. The preferred shares have a $0.01 liquidation preference per share.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

12. Share-Based Compensation Plans

Our share-based compensation plans include both restricted stock awards and stock option awards. Compensation cost for our share-based plans of $16,474, $8,919 and $1,724 was charged against income for fiscal years 2006, 2005 and 2004, respectively. The related income tax benefit recognized in the consolidated statement of operations and comprehensive income/(loss) was $323, $348 and $72 for fiscal years 2006, 2005 and 2004, respectively. We received $17,595 and $1,200 in cash from option exercises under our share-based compensation plans for fiscal years 2006 and 2005, respectively. There were no options exercised in fiscal year 2004.

On May 9, 2006, our shareholders approved a new Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan allows for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-contingent shares, performance-contingent units, cash-based awards and other equity-based awards to our employees, non-employee directors and third-party service providers. The Omnibus Plan effectively replaces our prior stock plans, and no further options or equity-based awards will be granted under any of the other share-based compensation plans noted below. The maximum number of shares as to which stock options and restricted stock awards may be granted under the Omnibus Plan is 4,780,000 shares, plus shares that become available for issuance pursuant to the terms of the awards previously granted under the below noted compensation plans (except for inducement awards) and outstanding as of May 9, 2006 and only if those awards expire, terminate or are otherwise forfeited before being exercised or settled in full (but not to exceed 5,000,000 shares). Shares awarded pursuant to the Omnibus Plan will be issued out of our authorized but unissued common shares.

The Omnibus Plan includes a “change in control” provision, which provides for cash redemption of equity awards issued under the Omnibus Plan in certain limited circumstances. In accordance with Securities and Exchange Commission Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks,” we present the redemption amount of these equity awards issued under the Omnibus Plan as temporary equity on the consolidated balance sheet as the equity award is amortized during the vesting period. The redemption amount represents the intrinsic value of the equity award on the grant date. In accordance with FASB Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities,” we do not adjust the redemption amount each reporting period unless and until it becomes probable that the equity awards will become redeemable (upon a change in control event). Upon vesting of the equity awards, we reclassify the intrinsic value of the equity awards, as determined on the grant date, to permanent equity.

Stock Option Awards:

In September 2004, our Board of Directors adopted the 2004 Stock Option Plan (the “2004 Plan”), which reserved 3,667,365 common shares for issuance. The 2004 Plan provided that shares issued come from our authorized but unissued common shares. The Board of Directors determined the price of the options granted pursuant to the 2004 Plan. The options granted under the 2004 Plan expire up to a maximum of three years from the date granted. As noted above, no further awards will be granted under the 2004 Plan.

In October 2001, we granted 65,000 inducement options at an exercise price of $99.70 per share to our chief executive officer in connection with his employment agreement. In September 2002, we granted him a further 50,000 options at an exercise price of $32.80 per share based upon an amendment to his employment agreement. The options granted in 2001 vested 20% each year over the term of his agreement, while the options granted in 2002 vested one-forty-eighth (1/48) on the date of grant and 1/48 on the first day of each successive month thereafter. The price of the options granted pursuant to these agreements was the fair market value on the date of the grant. The options granted under these agreements expire ten years from the date granted.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

12.	Share-Based Compensation Plans — (Continued)

In November 2002, we granted 12,750 inducement options at an exercise price of $29.80 per share to our former president and chief executive officer of Foster Wheeler North America Corp. in connection with his employment agreement. In December 2003, we granted him a further 5,000 inducement options at an exercise price of $24.10 per share. The inducement options granted in 2002 vest ratably over five years, while the inducement options granted in 2003 vest ratably over four years. The price of the options granted pursuant to these agreements was the fair market value on the date of the grant. The options granted under these agreements expire ten years from the date granted. In connection with his departure from Foster Wheeler, 5,100 of the inducement options granted in 2002 and 2,500 of the inducement options granted in 2003 were canceled effective June 16, 2006.

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

A summary of stock option activity for fiscal years 2006, 2005 and 2004 is presented below:

	For the Year Ended
	December 29, 2006		December 30, 2005		December 31, 2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	3,284,010	$29.00	3,221,126	$31.86	405,733	$203.40
Options exercised	(1,523,215)	$11.55	(127,945)	$9.38	—	$—
Options granted	495,746	$46.33	228,508	$24.95	2,828,570	$9.38
Options canceled or expired	(50,576)	$227.95	(37,679)	$315.25	(13,177)	$283.51

Options outstanding at end of year	2,205,965	$40.37	3,284,010	$29.00	3,221,126	$31.86

Options available for grant at end of year	4,089,392		668,185		876,373

Weighted-average grant date fair value of options granted during the year	$18.56		$9.39		$3.43

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

12.	Share-Based Compensation Plans — (Continued)

The following table summarizes our outstanding stock options as of December 29, 2006:

			Stock Options Outstanding
				Weighted-
				Average	Weighted-
			Number	Remaining	Average	Aggregate
Range of Exercise Prices			Outstanding	Contractual Life	Exercise Price	Intrinsic Value

$9.38	to	$9.38	1,317,322	0.77 years	$9.38	$60,283
23.20	to	33.00	199,959	2.60 years	26.43	5,741
39.84	to	50.10	496,796	4.79 years	46.32	4,381
99.70	to	127.50	97,510	4.50 years	105.17	—
163.13	to	232.00	25,500	3.26 years	188.43	—
270.00	to	301.25	30,203	2.14 years	282.57	—
550.00	to	745.00	38,675	0.56 years	641.64	—

$9.38	to	$745.00	2,205,965	2.05 years	$40.37	$70,405

The following table summarizes our exercisable stock options as of December 29, 2006:

			Stock Options Exercisable
				Weighted-
				Average	Weighted-
			Number	Remaining	Average	Aggregate
Range of Exercise Prices			Exercisable	Contractual Life	Exercise Price	Intrinsic Value

$9.38	to	$9.38	544,586	0.77 years	$9.38	$24,921
23.20	to	33.00	52,515	5.28 years	31.03	1,266
39.84	to	50.10	2,393	4.89 years	41.40	33
99.70	to	127.50	97,510	4.50 years	105.17	—
163.13	to	232.00	19,200	3.29 years	184.63	—
270.00	to	301.25	30,203	2.14 years	282.57	—
550.00	to	745.00	38,675	0.56 years	641.64	—

$9.38	to	$745.00	785,082	1.65 years	$62.26	$26,220

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of December 29, 2006. The aggregate intrinsic value of outstanding options and exercisable options as of December 29, 2006 was calculated as the difference between the market price of our common shares and the exercise price of the underlying options for the options that had an exercise price lower than the market price of our common shares at that date. The total intrinsic value of the options exercised during fiscal years 2006 and 2005 was $49,601 and $2,793 determined as of the date of exercise. There were no options exercised in fiscal year 2004.

As of December 29, 2006, there was $8,332 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of approximately 33 months.

Restricted Stock Awards:

In September 2004, our Board of Directors adopted the Management Restricted Stock Plan (the “Restricted Stock Plan”), which reserved 1,958,634 common shares for issuance. The restricted awards granted pursuant to the Restricted Stock Plan could have been in the form of restricted common shares or restricted

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

12.	Share-Based Compensation Plans — (Continued)

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

A summary of restricted common share activity for fiscal years 2006, 2005 and 2004 is presented below:

	For the Year Ended
	December 29, 2006		December 30, 2005		December 31, 2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant		Grant		Grant
	Shares	Price	Shares	Price	Shares	Price

Non-vested at beginning of year	1,111,181	$9.52	1,351,839	$9.20	—	$—
Granted	124,470	$42.93	17,416	$29.30	1,351,839	$9.20
Vested	(903,544)	$9.33	(258,074)	$9.20	—	$—
Canceled or forfeited	(2,476)	$9.20	—	$—	—	$—

Non-vested at end of year	329,631	$22.64	1,111,181	$9.52	1,351,839	$9.20

A summary of restricted share unit activity for fiscal years 2006, 2005 and 2004 is presented below:

	For the Year Ended
	December 29, 2006		December 30, 2005		December 31, 2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant		Grant		Grant
	Units	Price	Units	Price	Units	Price

Non-vested at beginning of year	578,548	$10.18	549,945	$9.40	—	$—
Granted	96,706	$50.00	28,603	$25.15	549,945	$9.40
Vested	(226,337)	$10.96	—	$—	—	$—
Canceled or forfeited	(14,433)	$11.24	—	$—	—	$—

Non-vested at end of year	434,484	$18.60	578,548	$10.18	549,945	$9.40

As of December 29, 2006, there was $9,136 of total unrecognized compensation cost related to the restricted awards. That cost is expected to be recognized over a weighted-average period of approximately 33 months. The total fair value of restricted awards vested during fiscal years 2006 and 2005 was $47,085 and $7,309, respectively. There were no restricted awards that vested during fiscal year 2004.

Impact of the Adoption of SFAS No. 123R:

We adopted the provisions of SFAS No. 123R on December 31, 2005, the first day of fiscal year 2006. See Note 1 for information regarding the adoption of SFAS No. 123R. The following table summarizes the

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

12.	Share-Based Compensation Plans — (Continued)

share-based compensation expense for stock options that were recorded in accordance with SFAS No. 123R for fiscal year 2006:

For the Year Ended
December 29, 2006

Selling, general and administrative expenses	$7,258

Reduction of income before income taxes	(7,258)
Related income tax benefits	—

Reduction of net income	$(7,258)

Reduction of earnings per common share:
Basic	$(0.11)

Diluted	$(0.10)

Prior to the adoption of SFAS No. 123R, we presented unearned compensation as a separate component of shareholders’ equity/(deficit). In accordance with the provisions of SFAS No. 123R, we reclassified the balance in unearned compensation to paid-in capital on our consolidated balance sheet as of December 31, 2005.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash inflows on our statement of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as financing cash inflows. Accordingly, we classified $2,796 in excess tax benefits as financing cash inflows rather than as operating cash inflows on our consolidated statement of cash flows for fiscal year 2006.

13. Common Share Purchase Warrants

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

Including the above-noted warrant transactions, 3,944,296 Class A warrants and 26,308,941 Class B warrants have been exercised for 8,918,886 common shares in the aggregate through December 29, 2006. The number of common shares issuable upon the exercise of the remaining outstanding Class A warrants and Class B warrants is approximately 1,396,981 as of December 29, 2006.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

13.	Common Share Purchase Warrants — (Continued)

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

14. Accumulated Other Comprehensive Loss

Below are the components of accumulated other comprehensive loss:

			Pension and	Net Gain on
			Other	Derivatives
		Minimum Pension	Postretirement	Designated as	Accumulated
	Accumulated	Liability	Benefit Plan	Cash Flow	Other
	Translation	Adjustments,	Adjustments,	Hedges,	Comprehensive
	Adjustments	Net of Tax	Net of Tax	Net of Tax	Loss

Balance as of December 26, 2003	$(78,395)	$(225,604)	$—	$—	$(303,999)
Change for year	27,155	(19,899)			7,256

Balance as of December 31, 2004	(51,240)	(245,503)	—	—	(296,743)
Change for year	(22,928)	4,875	—	—	(18,053)

Balance as of December 30, 2005	(74,168)	(240,628)	—	—	(314,796)
Change for year	31,612	40,087	—	342	72,041
Adjustments resulting from the adoption of SFAS No. 158	—	200,541	(301,128)	—	(100,587)

Balance as of December 29, 2006	$(42,556)	$—	$(301,128)	$342	$(343,342)

15. Income Taxes

Below are the components of income/(loss) before income taxes for fiscal years 2006, 2005 and 2004 under the following tax jurisdictions:

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Domestic	$68,897	$(229,379)	$(269,755)
Foreign	274,796	159,198	37,583

Total	$343,693	$(70,181)	$(232,172)

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

15.	Income Taxes — (Continued)

The provision for income taxes was as follows:

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Current tax expense:
Domestic	$(4,084)	$(5,266)	$(7,597)
Foreign	(55,260)	(28,902)	(47,616)

Total current	(59,344)	(34,168)	(55,213)

Deferred tax (expense)/benefit:
Domestic	(3,540)	(2,845)	(569)
Foreign	(18,825)	(2,555)	2,660

Total deferred	(22,365)	(5,400)	2,091

Total provision for income taxes	$(81,709)	$(39,568)	$(53,122)

Deferred tax assets (liabilities) consist of the following:

	December 29,	December 30,
	2006	2005

Difference between book and tax depreciation	$(24,038)	$(16,926)
Pensions	86,219	48,428
Deferred tax on equity earnings	(18,180)	(15,563)
U.S. tax on foreign earnings	(8,091)	(16,500)
Current taxability of estimated costs to complete long-term contracts	27,631	15,623
Income currently taxable deferred for financial reporting	19,158	21,779
Expenses not currently deductible for tax purposes	112,280	54,643
Postretirement benefits other than pensions	33,807	32,769
Asbestos claims	43,493	68,654
Minimum tax credits	3,885	6,780
Foreign tax credits	18,029	12,833
Net operating loss carryforwards	91,749	89,809
Effect of write-downs and restructuring reserves	2,247	1,897
Other	2,922	(11,221)

Total	391,111	293,005
Valuation allowance	(312,962)	(260,101)

Net deferred tax assets	$78,149	$32,904

Foreign tax credit carryforwards are recognized based on their potential utilization and, if not used, will expire in 2012. As reflected above, we have recorded various deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the various attributes. We believe that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

15.	Income Taxes — (Continued)

the carryforward period are changed. In prior periods, we reduced our domestic and certain foreign tax benefits by a valuation allowance based upon available evidence that it was more likely than not that some or all of the deferred tax assets would not be realized. During the fourth quarter of 2006, we reversed the valuation allowance that we had previously established for one of our foreign operating units due to improved operational performance and positive evidence that deferred tax assets will be realized. In other jurisdictions, improved operational performance and, in the U.S., net asbestos-related gains, resulted in the reduction (less than full reversal) of the valuation allowance. However, this reduction was offset by the need to increase the valuation allowance primarily for deferred state income taxes in the U.S. In addition, we increased the valuation allowance in certain non-U.S. jurisdictions where we continue to experience evidence that the deferred tax assets may not be realized. As a result, the valuation allowance increased by $52,861 in 2006. A valuation allowance is required under SFAS No. 109, “Accounting for Income Taxes,” when there is evidence of losses from operations in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided do not begin expiring until 2024 and beyond, based on the current tax laws.

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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Tax provision/(benefit) at U.S. statutory rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of Federal income tax benefit	0.3%	5.1%	1.7%
Adjustment to deferred tax assets — equity-for-debt exchange	0.0%	0.0%	154.5%
U.S. tax on foreign earnings	0.0%	32.8%	0.0%
Valuation allowance	(3.9)%	30.3%	(140.9)%
Difference in estimated income taxes on foreign income and losses, net of previously provided amounts	(9.9)%	(10.3)%	13.7%
Deferred charge	0.6%	2.7%	0.8%
Nondeductible loss	1.7%	30.6%	26.7%
Other	0.0%	0.2%	1.4%

Total	23.8%	56.4%	22.9%

16. Derivative Financial Instruments

We maintain a foreign currency risk-management strategy that uses foreign exchange contracts to protect us from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates between the functional currencies of our subsidiaries and the underlying foreign currency exposure. We utilize foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133. During fiscal years 2006, 2005 and 2004, we did not meet the requirements for deferral

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

16.	Derivative Financial Instruments — (Continued)

under SFAS No. 133. Accordingly, we recorded a pretax foreign exchange gain of $7,610 in fiscal year 2006, and pretax foreign exchange losses of $3,933 and $2,900 in fiscal years 2005 and 2004, respectively. These amounts were recorded in the following line items on the consolidated statement of operations and comprehensive income/(loss) for the periods indicated.

	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

(Decrease)/increase in cost of operating revenues	$(7,662)	$3,711	$2,700
Other deductions	52	222	200

Pretax (gain)/loss	$(7,610)	$3,933	$2,900

The mark to market adjustments on foreign exchange contracts for these unrealized gains or losses are recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the consolidated balance sheet. In fiscal years 2006, 2005 and 2004, we included cash inflows (realized gains) on derivatives of $2,035, $707 and $18,013, respectively, within the increase or decrease in contracts in process in the operating activities section of the consolidated statement of cash flows.

We are exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated “BBB+” or better by Standard & Poor’s (or the equivalent by other recognized credit rating agencies). As of December 29, 2006, $94,551 was owed to us by counterparties and $134,392 was owed by us to counterparties.

The maximum term over which we are hedging exposure to the variability of cash flows is 12 months.

17. Business Segments

We operate through two business groups, which also constitute separate reportable segments: our Global Engineering and Construction Group, which we refer to as our Global E&C Group, and our Global Power Group.  Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, and chemical and petrochemical, pharmaceutical, biotechnology and healthcare facilities and related infrastructure, including power generation and distribution facilities. Our Global E&C Group provides engineering, project management and construction management services, and purchases equipment, materials and services from third-party suppliers and contractors. Our Global E&C Group owns one of the leading refinery residue upgrading technologies and a hydrogen production process used in oil refineries and petrochemical plants. Additionally, our Global E&C Group has experience with, and is able to work with, a wide range of processes owned by others. Our Global E&C Group performs environmental remediation services, together with related technical, engineering, design and regulatory services. Our Global E&C Group is also involved in the development, engineering, construction and ownership of power generation and waste-to-energy facilities in Italy. Our Global E&C Group generates revenues from engineering and construction activities pursuant to contracts spanning up to four years in duration, from operating activities pursuant to the long-term sale of project outputs, such as electricity, and from returns on its equity investments in various production facilities.

Our Global Power Group designs, manufactures, and erects steam generating and auxiliary equipment for electric power generating stations and industrial facilities worldwide. Our steam generating equipment includes a full range of technologies, offering both our utility and industrial clients high-value solutions for economically converting a wide range of fuels, including coal, petroleum coke, oil, gas, biomass and municipal solid

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17.	Business Segments — (Continued)

waste into steam and power. Our circulating fluidized-bed boiler technology, which we refer to as CFB, is ideally suited to burning a very wide range of fuels, including low-quality fuels, fuels with high moisture content and “waste-type” fuels, and is recognized as one of the cleanest solid-fuel steam generating technologies in the world. For both our utility CFB and pulverized coal boilers, we offer supercritical once-through-unit technology as an option for ultra-clean applications. Once-through supercritical boilers operate at higher temperatures and pressures than traditional plants, which results in higher efficiencies and lower emissions. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment, selective non-catalytic recovery units, selective catalytic recovery units and low-NOx burners. We also provide a broad range of site services relating to these products, including construction and erection services, maintenance engineering, plant upgrading and life extension, and plant repowering. Our Global Power Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, our Global Power Group builds, owns and operates cogeneration, independent power production and waste-to-energy facilities, as well as power generation facilities for the process and petrochemical industries. Our Global Power Group generates revenues from engineering activities, equipment supply and construction contracts, royalties from licensing our technology and from operating activities pursuant to the long-term sale of project outputs, such as electricity and steam, operating and maintenance agreements, and from returns on its equity investments in various production facilities.

In addition, corporate center expenses, corporate debt expenses, other corporate expenses and expenses related to certain legacy liabilities, such as asbestos, are reported independently in the Corporate and Finance Group (“C&F Group”).

We conduct our business on a global basis. Our Global E&C Group has accounted for the largest portion of our operating revenues over the last ten years. In fiscal year 2006, our Global E&C Group accounted for 63% of our total operating revenues; while our Global Power Group accounted for 37% of our total operating revenues.

The geographic dispersion of our operating revenues for fiscal year 2006, based upon where the project is being executed, was as follows:

	Global E&C Group		Global Power Group		Total
		Percentage of		Percentage of		Percentage of
	Third-Party	Third-Party	Third-Party	Third-Party	Third-Party	Third-Party
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues

North America	$137,346	6.2%	$739,309	57.9%	$876,655	25.1%
South America	63,138	2.8%	57,385	4.5%	120,523	3.4%
Europe	618,129	27.9%	379,311	29.7%	997,440	28.5%
Asia	317,413	14.3%	95,571	7.5%	412,984	11.8%
Middle East	467,294	21.1%	3,452	0.3%	470,746	13.5%
Other	615,784	27.7%	916	0.1%	616,700	17.7%

Total	$2,219,104	100.0%	$1,275,944	100.0%	$3,495,048	100.0%

We use several financial metrics to measure the performance of our business segments. EBITDA is the primary earnings measure used by our chief decision makers.

Except for one client that accounted for approximately 13% of our consolidated revenues in fiscal year 2006, no single client accounted for ten percent or more of our consolidated revenues in fiscal years 2006, 2005 or 2004.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17.	Business Segments — (Continued)

Identifiable assets by group are those assets that are directly related to and support the operations of each group. Corporate assets are principally cash, investments, real estate and insurance receivables.

		Global		Global		C&F
	Total	E&C Group		Power Group		Group(1)

For the Year Ended December 29, 2006
Third-party revenues	$3,495,048	$2,219,104		$1,275,944		$—

EBITDA	$399,514	$323,297	(2)	$95,039	(2)	$(18,822	)(2)

Less: Interest expense	(24,944)
Less: Depreciation and amortization	(30,877)

Income before income taxes	343,693
Provision for income taxes	(81,709)

Net income	$261,984

Total assets	$2,566,023	$1,397,428		$980,756		$187,839
Capital expenditures	$30,293	$22,784		$7,464		$45
For the Year Ended December 30, 2005
Third-party revenues	$2,199,955	$1,471,948		$728,024		$(17)

EBITDA	$8,652	$165,629	(3)	$107,266	(3)	$(264,243	)(3)

Less: Interest expense	(50,618)
Less: Depreciation and amortization	(28,215)

Loss before income taxes	(70,181)
Provision for income taxes	(39,568)

Net loss	$(109,749)

Total assets	$1,894,706	$916,857		$1,023,094		$(45,245)
Capital expenditures	$10,809	$6,856		$3,642		$311
For the Year Ended December 31, 2004
Third-party revenues	$2,661,324	$1,672,082		$988,630		$612

EBITDA	$(104,795)	$135,548	(4)	$80,814	(4)	$(321,157	)(4)

Less: Interest expense	(94,622)
Less: Depreciation and amortization	(32,755)

Loss before income taxes	(232,172)
Provision for income taxes	(53,122)

Net loss	$(285,294)

Capital expenditures	$9,613	$5,724		$3,847		$42

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.

(2)	Includes in fiscal year 2006: (decreased)/increased contract profit of $(5,670) from the regular re-evaluation of contract profit estimates: $14,720 in our Global E&C Group and $(20,390) in our Global Power

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17.	Business Segments — (Continued)

Group; net asbestos-related gains of $100,131 recorded in our C&F Group; an aggregate charge of $(14,955) recorded in our C&F Group in conjunction with the voluntary termination of our prior domestic senior credit agreement; and a net charge of $(12,483) recorded in our C&F Group in conjunction with the debt reduction initiatives completed in April and May 2006.

(3)	Includes in fiscal year 2005: increased contract profit of $99,555 from the regular re-evaluation of contract profit estimates: $66,274 in our Global E&C Group and $33,281 in our Global Power Group; a charge of $(113,680) in our C&F Group on the revaluation of our estimated asbestos liability and asbestos insurance receivable; credit agreement costs in our C&F Group associated with the prior senior credit facility of $(3,500); and an aggregate charge of $(58,346) in our C&F Group recorded in conjunction with the exchange offers for the trust preferred securities and the 2011 senior notes exchange offers.

(4)	Includes in fiscal year 2004: increased/(decreased) contract profit of $37,641 from the regular re-evaluation of contract profit estimates: $83,231 in our Global E&C Group and $(45,590) in our Global Power Group; a gain of $19,200 in our Global E&C Group on the sales of minority equity interests in special-purpose companies established to develop power plant projects in Europe; a loss of $(3,300) in our Global E&C Group on the sale of 10% of our equity interest in a waste-to-energy project in Italy; a charge of $(75,800) in our C&F Group on the revaluation of asbestos insurance assets as a result of an adverse court decision in asbestos coverage allocation litigation; a net gain of $15,200 in our C&F Group on the settlement of coverage litigation with certain asbestos insurance carriers; restructuring and credit agreement costs of $(17,200) in our C&F Group; a net charge of $(175,054) in our C&F Group recorded in conjunction with the 2004 equity-for-debt exchange; and charges for severance cost of $(5,700): $(2,900) in our Global E&C Group, $(1,900) in our Global Power Group and $(900) in our C&F Group.

	For the Year Ended
	December 29,	December 30,	December 31,
Equity earnings in unconsolidated subsidiaries:	2006	2005	2004

Global E&C Group	$19,056	$24,527	$16,885
Global Power Group	10,551	5,409	9,041
C&F Group	(328)	(88)	(316)

Total	$29,279	$29,848	$25,610

	December 29,	December 30,
Investments and advances in unconsolidated subsidiaries:	2006	2005

Global E&C Group	$105,773	$108,512
Global Power Group	61,405	58,208
C&F Group	8	1,473

Total	$167,186	$168,193

Revenues as presented below are based on the country in which the contracting subsidiary is located and not the location of the client or job site.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

17.	Business Segments — (Continued)

	For the Year Ended
	December 29,	December 30,	December 31,
Geographic concentration of operating revenues:	2006	2005	2004

United States	$931,701	$451,532	$525,614
Europe	2,286,205	1,557,965	1,900,889
Canada	11,588	13,508	35,895
Asia	253,457	164,705	165,416
South America	12,097	12,262	38,630
C&F Group, including eliminations	—	(17)	(5,120)

Total	$3,495,048	$2,199,955	$2,661,324

Long-lived assets as presented below are based on the country in which the contracting subsidiary is located.

	December 29,	December 30,
Long-lived assets:	2006	2005

United States	$225,373	$235,218
Europe	235,781	188,982
Canada	433	537
Asia	28,141	22,482
South America	60,242	57,410
C&F Group, including eliminations	33,281	37,284

Total	$583,251	$541,913

Operating revenues by industry were as follows:

	For the Year Ended
	December 29,	December 30,	December 31,
Operating revenues by industry:	2006	2005	2004

Power generation	$1,326,896	$915,786	$1,164,672
Oil refining	716,053	444,830	773,758
Pharmaceutical	128,510	149,867	335,363
Oil and gas	680,041	327,058	216,451
Chemical/petrochemical	383,092	228,971	171,091
Power plant operation and maintenance	111,154	116,303	112,526
Environmental	68,847	43,346	78,891
Other and eliminations	80,455	(26,206)	(191,428)

Total third-party revenues	$3,495,048	$2,199,955	$2,661,324

18. Sale of Certain Business Assets

In 2004, we sold a domestic corporate office building for net cash proceeds of $16,400, which approximated carrying value. Of this amount, 50% was prepaid to our previous senior credit facility’s lenders in the second quarter of 2004. We previously recorded an impairment loss of $15,100 on this building in 2003 in anticipation of a sale, in accordance with SFAS No. 144.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

19. Operating Leases

Certain of our subsidiaries are obligated under operating lease agreements primarily for office space. In many instances, our subsidiaries retain the right to sub-lease the office space. Rental expense for these leases was $37,634, $32,601 and $34,048 in fiscal years 2006, 2005 and 2004, respectively. Future minimum rental commitments on non-cancelable leases are as follows:

Fiscal year:
2007	$43,714
2008	31,789
2009	26,586
2010	24,827
2011	24,360
Thereafter	234,095

$385,371

We entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the United Kingdom in 1999. In connection with these transactions, we recorded deferred gains, which are being amortized to income over the term of the respective leases. The amortization was $4,168, $4,124 and $4,135 for fiscal years 2006, 2005 and 2004, respectively. As of December 29, 2006 and December 30, 2005, the balance of the deferred gains was $68,331 and $64,255, respectively, and is included in other long-term liabilities on the consolidated balance sheet. The year-over-year increase in the deferred gain balance was primarily due to a change in foreign currency translation rates.

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

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

20. Litigation and Uncertainties — (Continued)

United States

A summary of U.S. claim activity is as follows:

	Number of Claims
	For the Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004

Open claims at beginning of year	164,820	167,760	170,860
New claims	8,250	14,340	17,870
Claims resolved (1)	(37,180)	(17,280)	(20,970)

Open claims at end of year	135,890	164,820	167,760
Claims not valued in the liability (2)	(47,820)	(62,560)	(34,910)

Open claims valued in the liability at end of year	88,070	102,260	132,850

(1)	Claims resolved in fiscal year 2006 include court dismissals without payment of mass claim filings approximating 22,900 claims.

(2)	Claims not valued in the liability include claims on certain inactive court dockets, claims six or more years old that are considered abandoned and certain other items.

Of the 135,890 claims, our subsidiaries are respondents in approximately 33,095 open administrative claims and are named defendants in lawsuits involving approximately 102,795 plaintiffs.

All of the open administrative claims have been filed under blanket administrative agreements that we have with various law firms representing claimants and do not specify monetary damages sought. Based on our analysis of open lawsuits, approximately 79% do not specify the monetary damages sought or merely recite that the amount of monetary damages sought meets or exceeds the required jurisdictional minimum in the jurisdiction in which suit is filed. Approximately 7% request damages ranging from $10 to $50; approximately 11% request damages ranging from $51 to $1,000; approximately 2% request damages ranging from $1,001 to $10,000; and the remaining 1% request damages ranging from $10,001 to, in a very small number of cases, $50,000.

The majority of requests for monetary damages are asserted against multiple named defendants in a single complaint.

We had the following U.S. asbestos-related assets and liabilities recorded on our consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through year-end 2021. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

20. Litigation and Uncertainties — (Continued)

	December 29,	December 30,
	2006	2005

Asbestos-related assets recorded within:
Accounts and notes receivable-other	$47,000	$24,200
Asbestos-related insurance recovery receivable	316,700	295,800

Total asbestos-related assets	$363,700	$320,000

Asbestos-related liabilities recorded within:
Accrued expenses	$75,000	$75,000
Asbestos-related liability	391,000	441,000

Total asbestos-related liabilities	$466,000	$516,000

Since year-end 2004, we have worked with Analysis Research Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs for the following 15-year period as set forth above. ARPC reviews our asbestos indemnity payments, defense costs and claims activity during the previous year and compares them to our 15-year forecast prepared at the previous year-end. Based on its review, ARPC may recommend that the assumptions used to estimate our future asbestos liability over the following 15-year period be updated, as appropriate.

The amount spent on asbestos litigation, defense, and case resolution was $83,300, $83,800 and $100,200 in fiscal years 2006, 2005 and 2004, respectively. Through December 29, 2006, total cumulative indemnity costs paid were approximately $574,600 and total cumulative defense costs paid were approximately $212,400. The overall average combined indemnity and defense cost per resolved claim has been approximately $2.4. The average cost per resolved claim is increasing and we believe will continue to increase in the future.

As of December 29, 2006, total asbestos-related liabilities were comprised of an estimated liability of $203,500 relating to open (outstanding) claims being valued and an estimated liability of $262,500 relating to future unasserted claims through year-end 2021.

In 2006, the average indemnity amounts we paid for mesothelioma and lung cancer claims were higher than forecast and the amounts paid for other disease claims were lower than forecast. These factors increased indemnity costs but were offset by higher than forecasted rates of dismissals of claims with zero indemnity payments.

Based on its review of fiscal year 2006 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability over the following 15 years be updated as of year-end 2006. Accordingly, we worked with ARPC to develop a revised estimate of our indemnity and defense costs through year-end 2021. In the fourth quarter of 2006, we increased our liability for asbestos indemnity and defense costs through year-end 2021 to $466,000, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a charge of $15,600 in the fourth quarter of 2006.

Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type, such as mesothelioma, lung cancer or non-malignancies, and the breakdown of known and future claims into disease type, such as mesothelioma, lung cancer or non-malignancies. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total estimated defense costs and indemnity liability are estimated to be incurred through the year 2021, during which period new claims are

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

20. Litigation and Uncertainties — (Continued)

forecasted to decline from year to year. We believe that it is likely that there will be new claims filed after 2021, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after 2021. Historically, defense costs have represented approximately 27% of total defense and indemnity costs.

The asbestos-related asset amount recorded within accounts and notes receivable as of December 29, 2006 reflects amounts due in the next 12 months under executed settlement agreements with insurers and does not include any estimate for future settlements. The amount recorded as asbestos-related insurance recovery receivable includes an estimate of recoveries from unsettled insurers in the insurance coverage litigation referred to below based upon assumptions relating to cost allocation, the application of New Jersey law to certain insurance coverage issues, and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers.

Since year-end 2005, we have worked with Peterson Risk Consulting, nationally recognized experts in the estimation of insurance recoveries, to review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimate, and allocation methodology assumptions we provided them, Peterson Risk Consulting provided an analysis of the unsettled insurance asset as of year-end 2006. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset.

As of December 29, 2006, we estimated the value of our asbestos insurance asset contested by our subsidiaries’ insurers in ongoing litigation as $32,700. The litigation relates to the amounts of insurance coverage available for asbestos-related claims and, in New York state court, the proper allocation of the coverage among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.

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

Over the last several years, certain of our subsidiaries have entered into settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. In the second quarter of 2006, our subsidiaries reached an agreement to settle their disputed asbestos and silica-related insurance coverage with one of our insurers. This settlement generally provides for payments over an up to 25-year period in exchange for the release by our subsidiaries of past, present and future asbestos and silica-related claims under this insurer’s policies, an agreement by our subsidiaries to dismiss this insurer from the coverage litigation, and an agreement by our subsidiaries to indemnify this insurer from claims asserted under the released claims. In the third quarter of 2006, we also settled with three additional insurers. As a result of these settlements, we recorded a gain of $96,200 in fiscal year 2006.

In fiscal year 2006, we were successful in our appeal of a New York state trial court decision that previously had held that New York, rather than New Jersey, law applies in the above coverage litigation with our subsidiaries’ insurers. As a result, we increased our insurance asset and recorded a gain of $19,500 in fiscal year 2006. On February 13, 2007, our subsidiaries’ insurers were granted permission by the appellate court to appeal the decision in our favor to the New York Court of Appeal.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

An increase of 25% in the average indemnity settlement amount would increase the liability by $81,200 and the impact on expense would be dependent upon available insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge in the statement of operations in the range of approximately 60% to 70% of the increase in the liability. Long-term cash flow would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of this 25%, the percentage of insurance recovery will decline.

We had a net positive cash inflow of $6,500 in fiscal year 2006 from our asbestos management program. The net cash inflow represents the excess of our cash receipts from existing insurance settlements over our indemnity payments and defense costs. We expect to fund $32,300 of the asbestos liability indemnity and defense costs from our cash flow in fiscal year 2007, net of the cash expected to be received from existing insurance settlements. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos insurance liability, the asbestos insurance receivable recorded on our balance sheet will decrease.

Asbestos trust fund legislation was proposed in the U.S. Senate in the last Congressional session. Should the proposed legislation be reintroduced in the current U.S. Congress and become law, our forecasted payment obligations would change, and we would not receive any payments for future costs under our insurance settlement agreements that could be used by us for contributions to the trust fund. Under the most recent form of the legislation considered by the Senate in 2006, our annual contributions to a national trust fund over 30 years in lieu of any other liability for asbestos claims would be limited so that we would contribute no more than the lesser of 5% of our annual adjusted cash flow (as defined in the legislation), subject to certain aggregate caps and minimums, or $19,250.

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

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

20. Litigation and Uncertainties — (Continued)

United Kingdom

Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 824 claims have been brought against our U.K. subsidiaries of which 330 remained open as of December 29, 2006. None of the settled claims has resulted in material costs to us.

As of December 29, 2006, we had recorded total liabilities of $35,800 comprised of an estimated liability relating to open (outstanding) claims of $6,600 and an estimated liability relating to future unasserted claims through year-end 2021 of $29,200. Of the total, $2,200 was recorded in accrued expenses and $33,600 was recorded in asbestos-related liability on the consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $2,200 was recorded in accounts and notes receivable-other and $33,600 was recorded as asbestos-related insurance recovery receivable on the consolidated balance sheet. The liability and asset estimates are based on a U.K. court of appeal ruling that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. Should this ruling be reversed, the asbestos liability and asset recorded in the U.K. would approximate $57,600.

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

In addition to the matters described above, arbitration has been commenced against us arising out of a compact circulating fluidized-bed boiler that we engineered, supplied and erected for a client in Asia. In addition to claims for damages for breach of contract, the client is seeking to rescind the contract based upon alleged material misrepresentations by us. If such relief were granted, we could be compelled to reimburse the client for the purchase price paid ($25,700), in addition to other damages, which have not yet been quantified. We are vigorously defending the case and have counterclaimed for unpaid receivables ($5,200), plus interest, for various breaches and non-performance by the client. Due to its age, a reserve for the full amount of the receivable was taken prior to arbitration. Procedurally, the liability and damages portions of the case have been separated. The hearing on the liability portion concluded in June 2006. Post-hearing briefs followed by oral argument have taken place and the parties are awaiting a decision on liability. If the case is not dismissed following the arbitration panel’s liability determination, a final award is expected in 2008. It is premature to predict the outcome of this proceeding.

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

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

20. Litigation and Uncertainties — (Continued)

We have commenced an arbitration against a client in connection with two power plants that we designed and built in Eastern Europe. The dispute primarily concerns whether liquidated damages (“LDs”) are due to the client under the contract for delayed completion of the projects. The client contends that it is owed LDs, limited under the contract at approximately €37,600 (approximately $49,600 at the current exchange rate), and is retaining as security for these LDs approximately €22,000 (approximately $29,000 at the current exchange rate) in contract payments otherwise due to us for work performed. The client contends that it is owed an additional €6,900 (approximately $9,100 at the current exchange rate) for the cost of consumable materials it had to incur due to the extended commissioning period on both projects, the cost to relocate a piece of equipment on one of the projects, and the cost of various warranty repairs and punch list work. We are seeking payment of the €22,000 (approximately $29,000 at the current exchange rate and which is recorded within contracts in process on the consolidated balance sheet) in retention that is being held by the client for LDs, plus approximately €4,900 (approximately $6,500 at the current exchange rate) in interest on the retained funds, as well as approximately €9,100 (approximately $12,000 at the current exchange rate) in additional compensation for extra work performed beyond the original scope of the contracts and the client’s failure to procure the required property insurance for the project, which should have provided coverage for some of the damages we incurred on the project related to turbine repairs. The matter is in its early stages. Accordingly, it is premature to predict the outcome of this matter.

Also, a dispute has arisen with a client arising out of material corrosion that is occurring at two power plants we designed and built in Ireland. The boilers at both plants are designed to burn milled peat as the primary fuel, supplied from different local sources. The calcium in the peat being supplied exceeds the range specified by our contract and it is our position that the out-of-specification fuel is causing corrosion to the boiler tubes. Working with the client, we have identified a technical solution designed to ameliorate the corrosive effects of the out-of-specification fuel that we are in the process of implementing. We have advised the client that we intend to submit a claim for the cost of corrective work to address corrosion resulting from out-of-specification fuel. We have also advised the client that we are not responsible under our availability guaranty (which is expressly subject to the client’s provision of specified fuel) for any liquidated damages associated with this problem, which could amount up to the contract cap for LDs of €17,500 (approximately $23,100 at the current exchange rate). All corrective work at the plants is being conducted under a mutual reservation of rights with the client. In addition to LDs, in the event that availability of either of the plants as an average of the best two out of the first three years of operation is 80% or below, the client may be entitled to certain remedies, the most significant of which would be the right to reject both plants and seek reimbursement of the €351,000 contract price paid for the plants (approximately $463,300 at the current exchange rate) plus restoration costs at the sites. The client has alleged that at least one of the plants has failed to meet the availability guarantee during its first year of operation, but we have disputed this calculation. The parties have agreed to defer their discussion of the commercial issues pertaining to this problem. In the event that the parties are not able to resolve these issues amicably, the contract provides for arbitration conducted under the Institution of Engineers of Ireland Arbitration Procedure.

There is also corrosion occurring to subcontractor-provided emissions control equipment and induction fans, at the back end of the power plants. The cause of this back end corrosion is under investigation but we currently believe it to be principally due to the low design set point temperature of the emissions control equipment fixed by our subcontractor for which we believe the subcontractor would be responsible, although we may have direct responsibility to the client under our EPC contract. To the extent that we incur costs for correcting these issues, we intend to pursue claims against our subcontractor. We do not believe that the back end corrective work will impact our availability guaranty to the client.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

20. Litigation and Uncertainties — (Continued)

Additional defects have been discovered in the conveyor equipment at the plants and we are undertaking the necessary corrective actions. While we believe that the subcontractor that provided the equipment is responsible for the defects, our investigation is continuing.

During the fourth quarter of 2006, we established a contingency of $25,000 in relation to this project.

The performance of our subsidiary executing the contract in Ireland is guaranteed by our parent company, Foster Wheeler Ltd.

We are unable to estimate an additional amount or range of probable loss, if any, above amounts recorded in our financial statements on the above disputes. As a consequence, amounts ultimately realized or paid by us could differ materially from the balances, if any, included in our financial statements, resulting in a charge against earnings, and which could also materially impact our financial position and cash flows.

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

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

We currently own and operate industrial facilities, and we have also transferred our interests in industrial facilities that we formerly owned or operated. It is likely that as a result of our current or former operations, hazardous substances have impacted such facilities. We also have received and may continue to receive claims pursuant to indemnity obligations from the present owners of facilities we have transferred, which claims may require us to incur costs for investigation and/or remediation.

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

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In the fall of 2004, FWEC sampled the private domestic water supply wells of certain residences in Mountain Top and identified approximately 30 residences whose water supply contained TCE at levels in excess of Safe Drinking Water Act standards. The subject residences are located approximately one mile to the southwest of where the TCE previously was discovered in the soils at the former FWEC facility.

Since that time, FWEC, USEPA, and PADEP have cooperated in an investigation to, among other things, attempt to identify the source(s) of the TCE in the residential wells. Although FWEC believes the available evidence is not sufficient to support a conclusion that it is a PRP as to the TCE in the residential wells, FWEC in October 2004 began providing the potentially affected residences with bottled water. It thereafter arranged for the installation, maintenance, and testing of filters to remove the TCE. In August 2005, FWEC entered into a settlement agreement with USEPA whereby FWEC agreed to arrange and pay for the hookup of public water to the affected residences, which involves the extension of a water main and the installation of laterals from the main to the affected residences. The foregoing hookup is now mostly complete. As hookups are completed, FWEC ceases and/or will cease providing bottled water and filters. FWEC is incurring costs related to public outreach and communications in the affected area. FWEC may be required to pay the agencies’ costs in overseeing and responding to the situation. There is also a possibility that FWEC would incur further costs if it were to conduct further investigation regarding the TCE. Finally, FWEC is the defendant in the litigation described below. FWEC has accrued its best estimate of the cost related to the foregoing and reviews this estimate on a quarterly basis.

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

In March 2006, a complaint was filed in an action entitled Sarah Martin and Jeffrey Martin v. Foster Wheeler Energy Corporation, Case No. 3376-06, Court of Common Pleas, Luzerne County, Pennsylvania (subsequently removed to the United States District Court, Middle District of Pennsylvania). The complaint alleges that it is filed on behalf of the Martins and more than 25 others similarly situated whose wells were contaminated with a hazardous substance, TCE, that was released at FWEC’s site. The complaint seeks to recover costs of environmental remediation and continued environmental monitoring of alleged class members’ property, diminution in property value, costs associated with obtaining healthy water, the establishment of a medical monitoring trust fund, statutory, treble and punitive damages, and interest and the costs of the suit. FWEC has reached an agreement in principle with representatives of the alleged class to settle this action, and FWEC has accrued its best estimate of the cost of the settlement.

In April 2006, a complaint was filed in an action entitled Donna Rose Cunningham and Michael A. Cunningham v. Foster Wheeler Energy Corporation, United States District Court, Middle District of Pennsylvania. The complaint’s allegations are generally similar to those in the Martin case, except that the complaint

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Based upon its investigation and the proceedings to date, FWEC will vigorously defend itself against the unsettled claims brought against it in the above proceedings. However, it is premature to predict the ultimate outcome of these proceedings.

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

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

21. Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31,		June 30,	September 29,	December 29,
	2006		2006	2006	2006

Operating revenues	$645,842		$745,307	$910,580	$1,193,319
Contract profit (1)	80,318		127,942	129,189	170,338
Net income	14,631		108,418	75,827	63,108
Net (loss)/income attributable to common shareholders	(4,814	)(2)	108,418	75,827	63,108
(Loss)/earnings per common share:
Basic	$(0.08	)(2)	$1.62	$1.12	$0.92
Diluted	$(0.08	)(2)	$1.53	$1.07	$0.88
Shares outstanding:
Weighted-average number of common shares outstanding for basic (loss)/earnings per common share	63,069,436		66,834,931	67,710,728	68,377,674
Effect of dilutive securities	*		3,849,488	3,410,860	3,069,685

Weighted-average number of common shares outstanding for diluted (loss)/earnings per common share	63,069,436		70,684,419	71,121,588	71,447,359

	Three Months Ended
	April 1,		July 1,	September 30,	December 30,
	2005		2005	2005	2005

Operating revenues	$523,065		$526,018	$532,356	$618,516
Contract profit (3)	73,418	(4)	106,208	93,976	72,740
Net income (loss)	1,240		27,879	(16,706)	(122,162	)(5)
Net income/(loss) attributable to common shareholders	1,174		27,439	(16,706)	(122,162	)(5)
Earnings/(loss) per common share:
Basic	$0.03		$0.63	$(0.35)	$(2.27)
Diluted	$0.02		$0.55	$(0.35)	$(2.27)
Shares outstanding:
Weighted-average number of common shares outstanding for basic earnings/(loss) per common share	41,753,245		43,414,937	47,195,732	53,916,436
Effect of dilutive securities	6,345,847		6,287,121	*	*

Weighted-average number of common shares outstanding for diluted earnings/(loss) per common share	48,099,092		49,702,058	47,195,732	53,916,436

*	The impact of potentially dilutive securities such as outstanding stock options, warrants to purchase common shares, and the non-vested portion of restricted common shares and restricted common share units were not included in the calculation of diluted earnings/(loss) per common share due to their antidilutive effect.

FOSTER WHEELER LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)

21. Quarterly Financial Data (Unaudited) — (Continued)

(1)	As discussed in the “Revisions” section of Note 1, previously reported contract profit has been reduced by $1,707, $3,513 and $6,123 in the three months ended March 31, 2006, June 30, 2006 and September 29, 2006, respectively.

(2)	As discussed in the “Earnings per Common Share” section of Note 1, the fair value of the additional shares issued as part of the warrant offer transactions, which were consummated in January 2006, reduced net income attributable to the common shareholders when calculating earnings/(loss) per common share. The fair value of the additional shares issued was $19,445.

(3)	As discussed in the “Revisions” section of Note 1, previously reported contract profit has been reduced by $4,506, $4,250, $3,974 and $6,775 in the three months ended April 1, 2005, July 1, 2005, September 30, 2005 and December 30, 2005, respectively.

(4)	As discussed in the “Revisions” section of Note 1, previously reported contract profit has been increased by $816.

(5)	Includes a charge of $(113,680) on the revaluation of our estimated asbestos liability and asbestos insurance receivable, a charge of $(16,800) recorded in conjunction with the 2011 senior notes exchange offer and a charge of $(1,400) related to the common share purchase warrants offers commenced in December 2005.

Foster Wheeler Ltd.

Schedule II: Valuation and Qualifying Accounts
(amounts in thousands)

	2006
		Additions	Additions
	Balance at	Charged	Charged		Balance at
	Beginning	to Costs and	to Other		the End
	of Year	Expenses	Accounts	Deductions	of the Year

Description
Allowance for doubtful accounts	$10,379	$2,317	$—	$(4,848)	$7,848

Tax valuation allowance	$260,101	$82,136	$3,176	$(32,451)	$312,962

	2005
		Additions	Additions
	Balance at	Charged	Charged		Balance at
	Beginning	to Costs and	to Other		the End
	of Year	Expenses	Accounts	Deductions	of the Year

Description
Allowance for doubtful accounts	$23,199	$3,006	$157	$(15,983)	$10,379

Tax valuation allowance	$234,432	$71,838	$11,474	$(57,643)	$260,101

	2004
		Additions	Additions
	Balance at	Charged	Charged		Balance at
	Beginning	to Costs and	to Other		the End
	of Year	Expenses	Accounts	Deductions	of the Year

Description
Allowance for doubtful accounts	$37,406	$14,713	$3,053	$(31,973)	$23,199

Tax valuation allowance	$534,790	$31,540	$—	$(331,898)	$234,432

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2006.

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

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting as of December 29, 2006, as stated in their report, which appears within Item 8.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended December 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 incorporates information by reference to our 2007 Proxy Statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2006.

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

ITEM 11. EXECUTIVE COMPENSATION

Item 11 incorporates information by reference to our 2007 Proxy Statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (amounts in thousands of dollars, except share data and per share amounts)

Item 12 incorporates information by reference to our 2007 Proxy Statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2006.

Equity Compensation Plan Information

The following table sets forth, as of December 29, 2006, the number of securities outstanding under each of our stock option plans, the weighted-average exercise price of such options, and the number of options available for grant under such plans. The following table also sets forth, as of December 29, 2006, the number of restricted stock units granted pursuant to our Management Restricted Stock Plan and Omnibus Incentive Plan.

			Number of Securities Remaining
	Number of Securities to	Weighted-Average Exercise	Available for Future Issuance
	be Issued Upon Exercise	Price of Outstanding	Under Equity Compensation
	of Outstanding Options,	Options,	Plans (excluding securities
	Warrants and Rights	Warrants and Rights ($)	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders:
Omnibus Incentive Plan	590,916	$38.87	4,089,392
1995 Stock Option Plan	151,228	$265.77	—
Directors’ Stock Option Plan	9,150	$309.44	—
Directors’ Deferred Compensation Program	—	$0.00	—
Equity Compensation Plans Not Approved by Security Holders:
Raymond J. Milchovich (1)	65,000	$99.70	—
Bernard H. Cherry (2)	10,150	$28.40	—
M.J. Rosenthal & Associates, Inc. (3)	12,500	$37.60	—
2004 Stock Option Plan (4)	1,474,691	$11.06	—
Management Restricted Stock Plan (Units) (5)	339,314	$0.00	—

Total	2,652,949	$33.75	4,089,392

(1)	Under the terms of his employment agreement, dated October 22, 2001, Mr. Milchovich received an option to purchase 65,000 of our common shares on October 22, 2001. This option was granted at an exercise price of $99.70 and vested 20% each year over the five-year term of the agreement. The option exercise price is equal to the median of the high and low price of our common shares on the grant date. The option has a term of 10 years from the date of grant.

(2)	Under the terms of his employment agreement, Mr. Cherry received an option to purchase 12,750 of our common shares on November 4, 2002. This option was granted at an exercise price of $29.80 and vested 20% per year on each anniversary date of grant. The option exercise price is equal to the median of the high and low price of our common shares on the grant date. Mr. Cherry also received an option to purchase 5,000 of our common shares on December 23, 2003 under the terms of his employment agreement. This option vested one-fourth on each anniversary date of grant. The exercise price is equal to the mean of the high and low price of our common shares on the first anniversary of his employment agreement’s effective date at a price of $24.10. Each option has a term of 10 years from the date of grant. In connection with his termination, 5,100 of the inducement options granted in 2002 and 2,500 of the inducement options granted in 2003 were canceled effective June 16, 2006.

(3)	Under the terms of the consulting agreement with M.J. Rosenthal & Associates, Inc. on May 7, 2002, we granted a nonqualified stock option to purchase 12,500 of our common shares at a price of $37.60 with a term of 10 years from the date of grant. The exercise price is equal to the mean of the high and low price of our common shares on the date of grant. The option is exercisable on or after March 31, 2003. The option, to the extent not then exercised, shall terminate upon any breach of certain covenants contained in the consulting agreement.

(4)	Under the terms of the 2004 Stock Option Plan, adopted by the Board of Directors in September 2004, management was granted stock options to purchase approximately 43,103 preferred shares at an exercise price of $9.378 per common share on October 6, 2004. Such options expire on October 5, 2007. One-third of the options issued to management vested in the fourth quarter of 2005, and the balance vested during the fourth calendar quarter of 2006, unless an award recipient was involuntarily terminated. On November 29, 2004, our shareholders approved the grant of options under the 2004 Stock Option Plan to purchase approximately 413 preferred shares to our non-employee directors at an exercise price of $9.378 per common share. Such options expire on October 5, 2007. The non-employee director options vested on December 31, 2005. On November 29, 2004, each option under the 2004 Stock Option Plan to purchase preferred shares granted to management and the non-employee directors automatically converted to an option to purchase 65 common shares at an exercise price of $9.378 per common share. As of December 29, 2006, options to purchase 1,317,322 common shares at an exercise price of $9.378 per common share remained outstanding.

On August 8, 2005, one of our senior executives was issued options under the 2004 Stock Option Plan to purchase 169,000 common shares at an exercise price of $23.20 per common share. Such options expire on August 7, 2008. One-third of the options vested in the fourth quarter of 2005, and the balance vested during the fourth calendar quarter of 2006. As of December 29, 2006, options to purchase 113,000 common shares at an exercise price of $23.20 per common share remained outstanding.

On October 10, 2005, one of our senior executives was issued options under the 2004 Stock Option Plan to purchase 52,165 common shares at an exercise price of $29.95 per common share. Such options expire on October 9, 2008. One-third of the options vested in the fourth quarter of 2005, and the balance vested during the fourth calendar quarter of 2006. As of December 29, 2006, options to purchase 39,124 common shares at an exercise of $29.95 per common share remained outstanding.

On November 8, 2005, our non-employee directors were issued options under the 2004 Stock Option Plan to purchase 7,343 common shares at an exercise price of $29.675 per common share. Such options expire on September 30, 2010. The non-employee director options vested in one-twelfth increments until fully vested on September 30, 2006. As of December 29, 2006, options to purchase 5,245 common shares at an exercise price of $29.675 per common share remained outstanding.

(5)	Under the terms of the Management Restricted Stock Plan, adopted by the Board of Directors in September 2004, management was issued restricted common share awards, of which 531,899 were in the form of restricted share units, on October 6, 2004. The restricted share units do not have voting rights. Each restricted share unit will convert into an unrestricted common share upon vesting. The restricted awards provide that issued units may not be sold or otherwise transferred until restrictions lapse. One-third of the restricted awards vested in the fourth quarter of 2005 and the balance vested during the fourth calendar quarter of 2006, unless award recipient is involuntarily terminated.

On August 8, 2005, one of our senior executives was issued 20,000 restricted common share units in accordance with the Management Restricted Stock Plan. One-third of the award vested in the fourth quarter of 2005 and the balance vested in the fourth calendar quarter of 2006.

As of December 29, 2006, 339,314 restricted common share units remained outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 incorporates information by reference to our 2007 Proxy Statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Item 14 incorporates information by reference to our 2007 Proxy Statement for the Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2006.

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

(3) Exhibits

Exhibit
No.	Exhibits

3.1	Memorandum of Association of Foster Wheeler Ltd. (Filed as Annex II to Foster Wheeler Ltd.’s Form S-4/A (File No. 333-52468), filed on March 9, 2001, and incorporated herein by reference.)
3.2	Memoranda of Reduction of Share Capital and Memorandum of Increase in Share Capital each dated December 1, 2004. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, dated November 29, 2004 and filed on December 2, 2004, and incorporated herein by reference.)
3.3	Certificate of Designation relating to Foster Wheeler Ltd.’s Series B Convertible Preferred Shares, adopted on September 24, 2004. (Filed as Exhibit 3.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 24, 2004, and incorporated herein by reference.)
3.4	Bye-Laws of Foster Wheeler Ltd., amended May 9, 2006. (Filed as Exhibit 3.2 to Foster Wheeler Ltd.’s Form 8-K, dated May 9, 2006 and filed on May 12, 2006, and incorporated herein by reference.)
4.0	Foster Wheeler Ltd. hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of Foster Wheeler Ltd. and its consolidated subsidiaries to the Commission upon request.
10.1	Indenture, dated as of May 31, 2001, among Foster Wheeler Ltd., Foster Wheeler LLC and BNY Midwest Trust Company regarding the 6.50% Convertible Subordinated Notes due 2007. (Filed as Exhibit 4.4 to Foster Wheeler Ltd.’s registration statement on Form S-3 (Registration No. 333-64090), filed on June 28, 2001, and incorporated herein by reference.)
10.2	First Supplemental Indenture, dated as of February 20, 2002, between Foster Wheeler Ltd. and BNY Midwest Trust Company regarding the 6.50% Convertible Subordinated Notes due 2007. (Filed as Exhibit 4.6 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)
10.3	Supplemental Indenture, dated as of September 24, 2004, among Foster Wheeler Ltd., Foster Wheeler LLC, and BNY Midwest Trust Company, as trustee, relating to Foster Wheeler Ltd.’s 6.50% Convertible Subordinated Notes due 2007. (Filed as Exhibit 4.8 to Foster Wheeler Ltd.’s registration statement on Form S-4 (Registration No. 333-107054), filed on December 27, 2003, and incorporated herein by reference.)
10.4	Registration Rights Agreement, dated as of September 24, 2004, by and among Foster Wheeler Ltd., Foster Wheeler LLC, the guarantors listed therein and each of the purchasers signatory thereto. (Filed as Exhibit 4.5 to Foster Wheeler Ltd.’s registration statement on Form S-4 (File No. 119841), filed on October 20, 2004, and incorporated by reference herein.)
10.5	Waiver of the Registration Rights Agreement, dated as of February 2, 2006, by and among Foster Wheeler Ltd., Foster Wheeler LLC, on behalf of themselves and the subsidiary guarantors and Citigroup Global Capital Markets Inc. (Filed as Exhibit 10.13 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 30, 2005, and incorporated herein by reference.)

Exhibit
No.	Exhibits

10.6	Waiver of the Registration Rights Agreement, dated as of February 2, 2006, by and among Foster Wheeler Ltd., Foster Wheeler LLC, on behalf of themselves and the subsidiary guarantors and Merrill Lynch Global Allocation Fund, Inc., Merrill Lynch International Investment Fund-MLIIF Global Allocation Fund, Merrill Lynch Variable Series Fund, Inc.-Merrill Lynch Global Allocation V.I. Fund, and Merrill Lynch Series Funds, Inc.-Global Allocation Strategy Portfolio. (Filed as Exhibit 10.14 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 30, 2005, and incorporated herein by reference.)
10.7	Credit Agreement, dated September 13, 2006, among Foster Wheeler LLC, Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation, Foster Wheeler International Corporation, and Foster Wheeler Inc., as Borrowers, the guarantors party thereto, the lenders party thereto, BNP Paribas as Administrative Agent, BNP Paribas Securities Corp. as Sole Bookrunner and Sole Lead Arranger, and Calyon New York Branch as Syndication Agent. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated September 13, 2006 and filed on September 14, 2006, and incorporated herein by reference.)
10.8	Guarantee Facility, dated July 22, 2005, among Foster Wheeler Limited, Foster Wheeler Energy Limited, Foster Wheeler World Services Limited, Foster Wheeler (G.B.) Limited and The Bank of Scotland regarding, among other things, a £50,000,000 guarantee facility and a £150,000,000 forward foreign exchange facility. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)
10.9	Corporate Guarantee, dated July 25, 2005, among Foster Wheeler Limited, Foster Wheeler Energy Limited, Foster Wheeler World Services Limited, Foster Wheeler (G.B.) Limited and The Bank of Scotland. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)
10.10	Form of Debenture, dated July 25, 2005, issued in favor of The Bank of Scotland as Security Trustee. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)
10.11	Lease Agreement, dated as of August 16, 2002, by and among Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.15 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002, and incorporated herein by reference.)
10.12	Amendment to the Lease Agreement, dated as of January 6, 2003, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.30 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 27, 2002, and incorporated herein by reference.)
10.13	Amendment No. 2, dated as of April 21, 2003, to the Lease Agreement between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.7 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003, and incorporated herein by reference.)
10.14	Amendment No. 3, dated as of July 14, 2003, to the Lease Agreement dated August 16, 2002, between Energy (NJ) QRS 15-10, Inc. and Foster Wheeler Realty Services, Inc. (Filed as Exhibit 10.6 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 27, 2003, and incorporated herein by reference.)
10.15	Guaranty and Suretyship Agreement, dated as of August 16, 2002, made by Foster Wheeler LLC, Foster Wheeler Ltd., Foster Wheeler Inc., Foster Wheeler International Holdings, Inc. and Energy (NJ) QRS 15-10, Inc. (Filed as Exhibit 10.14 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 28, 2002 and incorporated herein by reference.)
10.16	Deed between Foster Wheeler LLC and Foster Wheeler Realty Services, Inc. and CIT Group Inc. (NJ), dated as of March 31, 2003. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 28, 2003 and incorporated herein by reference.)
10.17	Preliminary Agreement for the Sale of Quotas, dated January 31, 2006, between Foster Wheeler Italiana S.p.A., Fineldo S.p.A. and MPE S.p.A. (Filed as Exhibit 10.29 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 30, 2005, and incorporated herein by reference.)
10.18	Foster Wheeler Inc. Directors’ Stock Option Plan. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s post effective amendment to Form S-8 (Registration No. 333-25945-99), filed on June 27, 2001, and incorporated herein by reference.)

Exhibit
No.	Exhibits

10.19	1995 Stock Option Plan of Foster Wheeler Inc. (as Amended and Restated as of September 24, 2002). (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 27, 2002, and incorporated herein by reference.)
10.20	Foster Wheeler Annual Executive Short-term Incentive Plan, as amended and restated effective January 1, 2006.
10.21	Foster Wheeler Ltd. 2004 Management Restricted Stock Plan. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated September 29, 2004 and filed on October 1, 2004, and incorporated herein by reference.)
10.22	Form of First Amendment to the Foster Wheeler Ltd. 2004 Management Restricted Stock Plan Restricted Stock Unit Award Agreement with respect to non-employee directors. (Filed as Exhibit 99.4 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10.23	Form of Second Amendment to the Foster Wheeler Ltd. 2004 Management Restricted Stock Plan. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated May 10, 2005 and filed on November 8, 2005, and incorporated herein by reference.)
10.24	Form of Amended and Restated Restricted Stock Award Agreement with respect to executive officers, officers and key employees. (Filed as Exhibit 99.5 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10.25	Form of Amended and Restated Restricted Stock Unit Agreement with respect to executive officers, officers and key employees. (Filed as Exhibit 99.6 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10.26	Foster Wheeler Ltd. 2004 Stock Option Plan. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated September 29, 2004 and filed on October 1, 2004, and incorporated herein by reference.)
10.27	First Amendment to the Foster Wheeler Ltd. 2004 Stock Option Plan. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10.28	Form of First Amendment to the Foster Wheeler Ltd. 2004 Stock Option Plan with respect to non-employee directors. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10.29	Form of Amended and Restated Notice of Stock Option Grant with respect to executive officers, officers and key employees. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K, dated May 13, 2005 and filed on May 16, 2005, and incorporated herein by reference.)
10.30	Foster Wheeler Ltd. Omnibus Incentive Plan. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated May 9, 2006 and filed on May 12, 2006, and incorporated herein by reference.)
10.31	Form of Director’s Restricted Stock Unit Award Agreement effective June 16, 2006 by and between Foster Wheeler Ltd. and each of Ralph Alexander, Eugene Atkinson, Diane C. Creel, Robert C. Flexon, Stephanie Hanbury-Brown, Joseph J. Melone and James D. Woods. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated June 14, 2006 and filed on June 16, 2006, and incorporated herein by reference.)
10.32	Form of Director’s Stock Option Agreement effective June 16, 2006 by and between Foster Wheeler Ltd. and each of Ralph Alexander, Eugene Atkinson, Diane C. Creel, Robert C. Flexon, Stephanie Hanbury-Brown, Joseph J. Melone and James D. Woods. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated June 14, 2006 and filed on June 16, 2006, and incorporated herein by reference.)
10.33	Form of Employee Nonqualified Stock Option Agreement effective November 15, 2006 with respect to certain employees and executive officers. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated November 15, 2006 and filed on November 17, 2006, and incorporated herein by reference.)
10.34	Form of Employee Restricted Stock Unit Award Agreement effective November 15, 2006 with respect to certain employees and executive officers. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated November 15, 2006 and filed on November 17, 2006, and incorporated herein by reference.)
10.35	Form of Director Nonqualified Stock Option Agreement effective November 15, 2006 with respect to non-employee directors. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 8-K, dated November 15, 2006 and filed on November 17, 2006, and incorporated herein by reference.)

Exhibit
No.	Exhibits

10.36	Form of Director Restricted Stock Unit Agreement effective November 15, 2006 with respect to non-employee directors. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 8-K, dated November 15, 2006 and filed on November 17, 2006, and incorporated herein by reference.)
10.37	Warrant Agreement between Foster Wheeler Ltd. and Mellon Investor Services LLC, including forms of warrant certificates. (Filed as Exhibit 4.10 to Foster Wheeler Ltd.’s registration statement on Form S-3 (File No. 333-120076), filed on October 29, 2004 and incorporated by reference herein.)
10.38	Master Guarantee Agreement, dated as of May 25, 2001, by and among Foster Wheeler LLC, Foster Wheeler International Holdings, Inc. and Foster Wheeler Ltd. (Filed as Exhibit 10.9 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference.)
10.39	Form of Change of Control Agreement, dated as of May 25, 2001, and entered into by the Company with executive officers. (Filed as Exhibit 10.5 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended June 29, 2001, and incorporated herein by reference.)
10.40	Form of Indemnification Agreement for directors and officers of the Company and Foster Wheeler Inc., dated as of November 3, 2004. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated November 3, 2004 and filed on November 8, 2004, and incorporated herein by reference.)
10.41	Employment Agreement between Foster Wheeler Ltd. and Raymond J. Milchovich, dated as of August 11, 2006. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated August 7, 2006 and filed on August 11, 2006, and incorporated herein by reference.)
10.42	First Amendment to the Employment Agreement, dated January 31, 2007, between Foster Wheeler Ltd. and Raymond J. Milchovich. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated January 30, 2007 and filed on February 2, 2007, and incorporated herein by reference.)
10.43	Stock Option Agreement of Raymond J. Milchovich, dated as of October 22, 2001. (Filed as Exhibit 10.13 to Foster Wheeler Ltd.’s Form 10-K for the fiscal year ended December 28, 2001, and incorporated herein by reference.)
10.44	Stock Option Agreement of Raymond J. Milchovich, dated as of September 24, 2002. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated September 13, 2002 and filed on September 25, 2002, and incorporated herein by reference.)
10.45	Employee’s Restricted Stock Award Agreement of Raymond J. Milchovich, dated as of August 11, 2006. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated August 7, 2006 and filed on August 11, 2006, and incorporated herein by reference.)
10.46	Employee Nonqualified Stock Option Agreement of Raymond J. Milchovich, dated as of August 11, 2006. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 8-K, dated August 7, 2006 and filed on August 11, 2006, and incorporated herein by reference.)
10.47	Employment Agreement between Foster Wheeler Ltd. and John T. La Duc, dated as of April 14, 2004. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, dated April 14, 2004 and filed on April 15, 2004, and incorporated herein by reference.)
10.48	First Amendment to the Employment Agreement, dated as of October 6, 2006, between Foster Wheeler Ltd. and John T. La Duc. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated October 5, 2006 and filed on October 10, 2006, and incorporated herein by reference.)
10.49	Second Amendment to the Employment Agreement, dated as of January 30, 2007, between Foster Wheeler Ltd. and John T. La Duc. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated January 30, 2007 and filed on February 2, 2007, and incorporated herein by reference.)
10.50	Change of Control Employment Agreement between Foster Wheeler Inc. and John T. La Duc, dated as of April 14, 2004. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K, dated April 14, 2004 and filed on April 15, 2004, and incorporated herein by reference.)
10.51	Change of Control Employment Agreement between Foster Wheeler Inc. and Brian K. Ferraioli effective as of December 1, 2003. (Filed as Exhibit 10.9 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 26, 2004, and incorporated herein by reference.)
10.52	Employment Agreement between Foster Wheeler Ltd. and Peter J. Ganz, dated as of October 10, 2005. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)

Exhibit
No.	Exhibits

10.53	First Amendment to the Employment Agreement, dated as of October 6, 2006, between Foster Wheeler Ltd. and Peter J. Ganz. (Filed as Exhibit 99.3 to Foster Wheeler Ltd.’s Form 8-K, dated October 5, 2006 and filed on October 10, 2006, and incorporated herein by reference.)
10.54	Change of Control Employment Agreement between Foster Wheeler Inc. and Peter J. Ganz, dated as of October 10, 2005. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)
10.55	Restricted Stock Award Agreement of Peter J. Ganz, dated as of October 24, 2005. (Filed as Exhibit 10.3 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.)
12.1	Statement of Computation of Consolidated Ratio of Earnings to Fixed Charges and Preferred Shares Dividend Requirements.
14.0	Revised Code of Business Conduct and Ethics. (Filed as Exhibit 99.1 to Foster Wheeler Ltd.’s Form 8-K, dated November 29, 2004 and filed on December 2, 2004, and incorporated herein by reference.)
21.0	Subsidiaries of the Registrant.
23.0	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of John T. La Duc
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of John T. La Duc

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER LTD.
(Registrant)

By:	/s/ Peter J. Ganz
Peter J. Ganz
Executive Vice President, General Counsel
and Secretary
Date: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed, as of February 27, 2007, by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title

/s/ Raymond J. Milchovich Raymond J. Milchovich (Principal Executive Officer)	Director, Chairman of the Board and Chief Executive Officer

/s/ John T. La Duc John T. La Duc (Principal Financial Officer)	Executive Vice President and Chief Financial Officer

/s/ Brian K. Ferraioli Brian K. Ferraioli (Principal Accounting Officer)	Vice President and Controller

/s/ Ralph Alexander Ralph Alexander	Director

/s/ Eugene D. Atkinson Eugene D. Atkinson	Director

/s/ Diane C. Creel Diane C. Creel	Director

/s/ Robert C. Flexon Robert C. Flexon	Director

/s/ Stephanie Hanbury-Brown Stephanie Hanbury-Brown	Director

/s/ James D. Woods James D. Woods	Director