Form 10-Q
period 2007-03-30
FOSTER WHEELER LTD
filed 2007-05-09
CIK 1130385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 70,417,555 common shares ($0.01 par value) were outstanding as of May 2, 2007.

FOSTER WHEELER LTD.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands of dollars, except per share amounts)
(unaudited)

	Three Months Ended
	March 30,	March 31,
	2007	2006
Operating revenues	$1,152,122	$645,842
Cost of operating revenues	(944,610)	(565,524)

Contract profit	207,512	80,318

Selling, general and administrative expenses	(55,088)	(50,139)
Other income	11,516	15,755
Other deductions	(8,172)	(7,479)
Interest expense	(4,725)	(7,947)
Minority interest in (income)/loss of consolidated affiliates	(2,309)	389

Income before income taxes	148,734	30,897
Provision for income taxes	(33,909)	(16,266)

Net income	$114,825	$14,631

Earnings/(loss) per common share (see Note 1):
Basic	$1.65	$(0.08)

Diluted	$1.60	$(0.08)

Other comprehensive income/(loss):
Net income	$114,825	$14,631
Foreign currency translation adjustments	5,064	1,650
Net gain on derivative instruments designated as cash flow hedges, net of tax	353	—
Defined benefit pension and other postretirement plans:
Minimum pension liability adjustment, net of tax	—	(538)
Reclassification adjustment for amortization of prior service cost/(credit), net loss/(gain) and transition obligation/ (asset) included in net periodic benefit expense, net of tax	4,050	—

Comprehensive income	$124,292	$15,743

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)
(unaudited)

	March 30,	December 29,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$593,337	$610,887
Accounts and notes receivable, net:
Trade	515,485	483,819
Other	87,699	83,497
Contracts in process	210,521	159,121
Prepaid, deferred and refundable income taxes	21,305	20,708
Other current assets	31,805	31,288

Total current assets	1,460,152	1,389,320

Land, buildings and equipment, net	302,145	302,488
Restricted cash	19,263	19,080
Notes and accounts receivable - long-term	5,069	5,395
Investments in and advances to unconsolidated affiliates	160,251	167,186
Goodwill, net	51,648	51,573
Other intangible assets, net	62,733	62,004
Asbestos-related insurance recovery receivable	339,047	350,322
Other assets	90,369	91,081
Deferred income taxes	124,302	127,574

TOTAL ASSETS	$2,614,979	$2,566,023

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments on long-term debt	$21,132	$21,477
Accounts payable	258,387	263,715
Accrued expenses	268,063	288,658
Billings in excess of costs and estimated earnings on uncompleted contracts	603,150	622,422
Income taxes payable	64,035	51,331

Total current liabilities	1,214,767	1,247,603

Long-term debt	182,242	181,492
Deferred income taxes	68,511	66,522
Pension, postretirement and other employee benefits	348,178	385,976
Asbestos-related liability	401,659	424,628
Other long-term liabilities and minority interest	203,511	196,092
Commitments and contingencies

TOTAL LIABILITIES	2,418,868	2,502,313

Temporary Equity:
Non-vested restricted awards subject to redemption	1,821	983

TOTAL TEMPORARY EQUITY	1,821	983

Shareholders’ Equity:
Preferred shares:
$0.01 par value; authorized: March 30, 2007 - 903,525 shares and December 29, 2006 - 903,714 shares; issued and outstanding:
March 30, 2007 - 3,469 shares and December 29, 2006 - 3,658 shares	—	—
Common shares:
$0.01 par value; authorized: March 30, 2007 - 148,001,923 shares and December 29, 2006 - 148,001,734 shares; issued and outstanding:
March 30, 2007 - 70,326,937 shares and December 29, 2006 - 69,091,474 shares	702	690
Paid-in capital	1,361,107	1,349,492
Accumulated deficit	(833,644)	(944,113)
Accumulated other comprehensive loss	(333,875)	(343,342)

TOTAL SHAREHOLDERS’ EQUITY	194,290	62,727

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$2,614,979	$2,566,023

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)
(in thousands of dollars, except share data)
(unaudited)

	Three Months Ended
	March 30, 2007		March 31, 2006
	Shares	Amount	Shares	Amount
Preferred Shares:
Balance at beginning of period	3,658	$—	4,195	$—
Preferred shares converted into common shares	(189)	—	(403)	—

Balance at end of period	3,469	$—	3,792	$—

Common Shares:
Balance at beginning of period	69,091,474	$690	57,462,262	$575
Issuance of common shares upon exercise of common share purchase warrants	11,002	—	8,406,993	84
Issuance of common shares upon exercise of stock options	872,376	9	539,651	5
Issuance of common shares upon vesting of restricted awards	339,800	3	208,573	2
Issuance of common shares upon conversion of preferred shares	12,285	—	26,757	—

Balance at end of period	70,326,937	$702	66,644,236	$666

Paid-in Capital:
Balance at beginning of period		$1,349,492		$1,187,518
Issuance of common shares upon exercise of common share purchase warrants		103		75,252
Issuance of common shares upon exercise of stock options		8,994		5,917
Share-based compensation expense-stock options and restricted awards		809		4,023
Excess tax benefit related to equity-based incentive program		1,712		971
Reclassification of unearned compensation balance upon adoption of SFAS No. 123R		—		(8,358)
Issuance of common shares upon vesting of restricted awards		(3)		(2)

Balance at end of period		$1,361,107		$1,265,321

Accumulated Deficit:
Balance at beginning of period		$(944,113)		$(1,206,097)
Cumulative effect of adoption of FIN 48		(4,356)		—

Balance at beginning of period, as adjusted		(948,469)		(1,206,097)
Net income for the period		114,825		14,631

Balance at end of period		$(833,644)		$(1,191,466)

Accumulated Other Comprehensive Loss:
Balance at beginning of period		$(343,342)		$(314,796)
Foreign currency translation adjustments		5,064		1,650
Net gain on derivative instruments designated as cash flow hedges, net of tax		353		—
Defined benefit pension and other postretirement plans:
Minimum pension liability adjustment, net of tax		—		(538)
Reclassification adjustment for amortization of prior service cost/(credit), net loss/(gain) and transition obligation/ (asset) included in net periodic benefit expense, net of tax		4,050		—

Balance at end of period		$(333,875)		$(313,684)

Unearned Compensation:
Balance at beginning of period		$—		$(8,358)
Reclassification of unearned compensation balance upon adoption of SFAS No. 123R		—		8,358

Balance at end of period		$—		$—

Total Shareholders’ Equity/(Deficit)		$194,290		$(239,163)

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars, except share data)
(unaudited)

	Three Months Ended
	March 30,	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$114,825	$14,631
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	8,838	7,050
Share-based compensation expense-stock options and restricted awards	1,647	4,023
Excess tax benefit related to equity-based incentive program	(1,308)	(847)
Deferred tax	5,640	2,223
Gain on sale of assets	(49)	(989)
Earnings on equity interests, net of dividends	359	(1,110)
Other noncash items	2,360	(288)
Changes in assets and liabilities:
Increase in receivables	(31,372)	(48,856)
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	(71,955)	38,496
Decrease in accounts payable and accrued expenses	(30,134)	(37,387)
Increase in income taxes payable	13,622	13,105
Net change in other assets and liabilities	(38,875)	(15,972)

Net cash used in operating activities	(26,402)	(25,921)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(1,473)	—
Change in restricted cash	(12)	4,040
Capital expenditures	(6,140)	(4,287)
Proceeds from sale of assets	72	1,263
Investments in and advances to unconsolidated affiliates	(461)	(167)
Return of investment from unconsolidated affiliates	6,324	—

Net cash (used in)/provided by investing activities	(1,690)	849

CASH FLOWS FROM FINANCING ACTIVITIES
Partnership distributions to minority partners	(2,063)	—
Proceeds from common share purchase warrant exercises	103	75,336
Proceeds from stock option exercises	9,003	5,922
Excess tax benefit related to equity-based incentive program	1,308	847
Proceeds from issuance of long-term debt	—	497
Repayment of long-term debt and capital lease obligations	(434)	(4,174)

Net cash provided by financing activities	7,917	78,428

Effect of exchange rate changes on cash and cash equivalents	2,625	3,259

(Decrease)/increase in cash and cash equivalents	(17,550)	56,615
Cash and cash equivalents at beginning of year	610,887	350,669

Cash and cash equivalents at end of period	$593,337	$407,284

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)
(unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation — The condensed consolidated balance sheets as of March 30, 2007 and December 29, 2006 and the condensed consolidated statements of operations and comprehensive income and of cash flows for the three months ended March 30, 2007 and March 31, 2006 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.
     The financial statements and notes are presented in accordance with the requirements of Form 10-Q and do not contain certain information included in our annual report on Form 10-K for the fiscal year ended December 29, 2006 (“2006 Form 10-K”), filed with the Securities and Exchange Commission on February 27, 2007. The condensed consolidated balance sheet as of December 29, 2006 was derived from the audited financial statements included in our 2006 Form 10-K, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. A summary of our significant accounting policies is presented below.
     As described further in Note 10, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” on December 30, 2006, the first day of fiscal year 2007.
     Principles of Consolidation — The condensed consolidated financial statements include the accounts of Foster Wheeler Ltd. and all significant domestic and foreign subsidiary companies. Intercompany transactions and balances have been eliminated.
     Our fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations.
     Revisions — Our prior period condensed consolidated statement of operations and comprehensive income has been revised to classify incentive bonus expense consistent with the classification of the underlying employees’ salary expense. There was no impact on net income as previously reported in the condensed consolidated statement of operations and comprehensive income, or on the condensed consolidated balance sheet or the condensed consolidated statement of cash flows. A summary of the financial statement line items affected by the revision is presented below.

	For the Three Months
	Ended March 31, 2006
	As Previously	As
	Reported	Revised
Cost of operating revenues	$(563,817)	$(565,524)
Contract profit	82,025	80,318
Selling, general and administrative expenses	(51,846)	(50,139)
Net income	14,631	14,631
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, asbestos and expected recoveries and contingencies, among others.
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
     We have numerous contracts that are in various stages of completion. Such contracts require estimates to determine the cost and revenue recognition. These estimates may be revised from time to time as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” we review all of our material contracts monthly and revise our estimates as appropriate. These estimate revisions, which include both increases and decreases in estimated profit, result from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from those previously estimated and testing of completed facilities which, in turn, eliminates or confirms completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and, therefore, tend to be earned late in a project’s life cycle. There were 16 and three separate projects that had final estimated profit revisions exceeding $1,000 during the first three months of 2007 and 2006, respectively. The changes in final estimated profits resulted in a net increase/(decrease) to accrued profits of $18,460 and $(110) in the first three months of 2007 and 2006, respectively.
     Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims in accordance with paragraph 65 of SOP 81-1, which states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. As of March 30, 2007, our condensed consolidated financial statements assumed recovery of commercial claims from customers of $4,000, of which $900 has yet to be expended. As of December 29, 2006, our condensed consolidated financial statements assumed recovery of commercial claims from customers of $3,900, all of which was recorded on our condensed consolidated balance sheet.
     In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs on receipt of the anticipated contract. We had no deferred pre-contract costs as of March 30, 2007 or December 29, 2006.
     Certain special-purpose subsidiaries in our global power business group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the corresponding service contracts.
     Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments with original maturities of three months or less. Cash and cash equivalents of $512,503 and $490,934 were maintained by our foreign subsidiaries as of March 30, 2007 and December 29, 2006, respectively. These subsidiaries require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, a portion of these funds may not be readily available for repatriation to U.S. entities.
     Trade Accounts Receivable — Trade accounts receivable represent amounts billed to customers. In accordance with terms of long-term contracts, our customers may withhold certain percentages of such billings until completion and acceptance of the work performed. Final payments of all such amounts withheld might not be received within a one-year period. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, are included in current assets on the condensed consolidated balance sheet.
     Trade accounts receivable are continually evaluated for collectibility. Provisions are established on a project-specific basis when there is an issue associated with the client’s ability to make payments or there are circumstances where the client is not making payment due to contractual issues.
     Contracts in Process and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts — Under long-term contracts, amounts recorded in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts may not be realized or paid, respectively, within a one-year period. In conformity with industry practice, however, the full amount of contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts is included in current assets and current liabilities, respectively.
     Inventories — Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method. We had inventories of $9,339 and $9,466 as of March 30, 2007 and December 29, 2006, respectively. Such amounts are recorded within other current assets on the condensed consolidated balance sheet.
     Land, Buildings and Equipment — Depreciation is computed on a straight-line basis using estimated lives ranging from 10 to 50 years for buildings and from 3 to 35 years for equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses, if any, are reflected in earnings.
     Restricted Cash — The following table details the restricted cash held:

	March 30, 2007			December 29, 2006
	Foreign	Domestic	Total	Foreign	Domestic	Total
Held by special-purpose entities and restricted for debt service payments	$4,045	$253	$4,298	$5,236	$252	$5,488
Held to collateralize letters of credit and bank guarantees	5,948	—	5,948	5,345	—	5,345
Client funds held in escrow	8,243	774	9,017	7,622	625	8,247

Total	$18,236	$1,027	$19,263	$18,203	$877	$19,080

     Investments in and Advances to Unconsolidated Affiliates — We use the equity method of accounting for affiliates in which our investment ownership ranges from 20% to 50% unless significant economic considerations indicate that we are unable to exert significant influence in which case the cost method is used. The equity method is also used for affiliates in which our investment ownership is greater than 50% but we do not have a controlling interest. Currently, all of our significant investments in affiliates that are not consolidated are recorded using the equity method. Affiliates in which our investment ownership is less than 20% are carried at cost.

     Intangible Assets — Intangible assets consist principally of goodwill, trademarks and patents. Goodwill is allocated to our reporting units on a relative fair value basis at the time of the original purchase price allocation. Patents and trademarks are amortized on a straight-line basis over periods of 11 to 40 years.
     We test goodwill for impairment at the reporting unit level as defined in SFAS No. 142, “Goodwill and Other Intangible Assets.” This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is estimated based on discounted future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each year, we evaluate goodwill at each reporting unit to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     As of March 30, 2007 and December 29, 2006, we had goodwill of $51,648 and $51,573, respectively. The increase of $75 in goodwill resulted from changes in foreign currency exchange rates. All of the goodwill is related to our global power business group. In 2006, the fair value of the reporting units exceeded the carrying amounts.
     As described further in Note 2, in February 2007, we acquired a Finnish company that owns patented coal flow measuring technology. In conjunction with the acquisition, we recorded $1,463 of identifiable intangible assets. Including these intangible assets, we had total unamortized identifiable intangible assets of $62,733 and $62,004 as of March 30, 2007 and December 29, 2006, respectively. The following table details amounts relating to those assets:

	March 30, 2007			December 29, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$38,695	$(19,656)	$19,039	$37,185	$(19,206)	$17,979
Trademarks	62,818	(19,124)	43,694	62,699	(18,674)	44,025

Total	$101,513	$(38,780)	$62,733	$99,884	$(37,880)	$62,004

     Amortization expense related to patents and trademarks, which is recorded within cost of operating revenues on the condensed consolidated statement of operations and comprehensive income, totaled $900 and $884 for the three months ended March 30, 2007 and March 31, 2006, respectively. Amortization expense is expected to approximate $3,600 each year in the next five years.
     Income Taxes — Deferred tax assets/liabilities are established for the difference between the financial reporting and income tax bases of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
     We do not make a provision for U.S. federal income taxes on foreign subsidiary earnings if we expect such earnings to be permanently reinvested outside the United States.

     Foreign Currency — The functional currency of our foreign operations is the local currency of their country of domicile. Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and income and expenses and cash flows are translated at weighted-average exchange rates for the period.
     We maintain a foreign currency risk-management strategy that uses foreign currency forward contracts to protect us from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates between the functional currencies of our subsidiaries and the foreign currencies in which some of our operating purchases and sales are denominated. We utilize these contracts solely to hedge specific foreign currency exposures, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the three months ended March 30, 2007 and March 31, 2006, none of the contracts met the requirements for hedge accounting under SFAS No. 133. Accordingly, we recorded a pretax foreign exchange loss of $447 and a gain of $79 for the three months ended March 30, 2007 and March 31, 2006, respectively. These amounts were recorded in the following line items on the condensed consolidated statement of operations and comprehensive income for the periods indicated:

	For the Three Months Ended
	March 30,	March 31,
	2007	2006
Cost of operating revenues	$356	$13
Other deductions/(other income)	91	(92)

Pretax loss/(gain)	$447	$(79)

     The mark-to-market adjustments on foreign exchange contracts for these unrealized gains or losses are recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the condensed consolidated balance sheet.
     During the three months ended March 30, 2007 and March 31, 2006, we included cash inflows/(outflows) on the settlement of derivatives of $1,152 and $(817), respectively, within the increase or decrease in contracts in process in the operating activities section of the condensed consolidated statement of cash flows.
     Interest Rate Risk — We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. Certain of our affiliates in which we have an equity interest also use interest rate swap contracts to manage interest rate risk associated with their limited recourse project debt. Upon entering into the swap contracts, we designate the interest rate swaps as cash flow hedges in accordance with SFAS No. 133. We assess at inception, and on an ongoing basis, whether the interest rate swaps are highly effective in offsetting changes in the cash flows of the project debt. Consequently, we record the fair value of our interest rate swap contracts in our condensed consolidated balance sheet at each balance sheet date. Changes in the fair value of the interest rate swap contracts are recorded as a component of other comprehensive income/(loss). As of March 30, 2007 and December 29, 2006, we had net gains on the swap contracts of $695 and $342, respectively, which were recorded net of tax of $413 and $203, respectively, and were included in accumulated other comprehensive loss on the condensed consolidated balance sheet.
     Restrictions on Shareholders’ Dividends — We have not declared or paid a common share dividend since July 2001. Our current credit agreement contains limitations on dividend payments and we have no plans to pay a dividend during 2007.
     Earnings per Common Share — Basic and diluted earnings/(loss) per common share are computed using net income/(loss) attributable to common shareholders rather than total net income. As described further in Note 9, we completed two common share purchase warrant offer transactions in January 2006, which increased the number of common shares delivered upon the exercise of our Class A and Class B warrants during the offer period. We issued 373,948 additional common shares as a result of the warrant offers. Since the warrant holders were not necessarily common shareholders prior to the warrant offers, the issuance of the additional shares was not considered a pro rata common share dividend to common shareholders. Rather, the fair value of the additional shares was treated as a preferential distribution to a sub-set of common shareholders. Accordingly, we were required to reduce net income attributable to the common shareholders by the fair value of the additional common shares when calculating earnings per common share for the three months ended March 31, 2006. The fair value of the additional shares issued was $19,445, which was determined using the common share price at the time of issuance of the shares.
     Basic earnings/(loss) per common share is computed by dividing net income/(loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the reporting period, excluding non-vested restricted shares of 124,470 and 912,834 as of March 30, 2007 and March 31, 2006, respectively. Restricted shares and restricted share units (collectively, “restricted awards”) are included in the weighted-average number of common shares outstanding when such shares vest.
     Diluted earnings/(loss) per common share is computed by dividing net income/(loss) attributable to common shareholders by the combination of the weighted-average number of common shares outstanding during the reporting period and the impact of dilutive securities, if any, such as outstanding stock options, warrants to purchase common shares and the non-vested portion of restricted awards to the extent such securities are dilutive. In loss periods, basic and diluted loss per common share are identical since the effect of potentially dilutive securities is anti-dilutive and therefore excluded from the calculations.
     In profitable periods, outstanding stock options and warrants have a dilutive effect under the treasury stock method when the average market price of the common shares during the period exceeds the assumed proceeds from the exercise of the warrant or option. The assumed proceeds include the exercise price, compensation cost, if any, for future service that has not yet been recognized in the condensed consolidated statement of operations and comprehensive income, and any tax benefits that would be recorded in paid-in capital when the option or warrant is exercised. Under the treasury stock method, the assumed proceeds are assumed to be used to repurchase common shares in the current period. The dilutive impact of the non-vested portion of restricted awards is determined using the treasury stock method, but the proceeds include only the unrecognized compensation cost and tax benefits as assumed proceeds.
     The computations of basic and diluted earnings/(loss) per common share were as follows:

	Three Months Ended
	March 30,	March 31,
	2007	2006
Net income	$114,825	$14,631
Fair value of additional shares issued as part of warrant offers	—	(19,445)

Net income/(loss) attributable to common shareholders	$114,825	$(4,814)

Basic earnings/(loss) per common share:
Net income/(loss) attributable to common shareholders	$114,825	$(4,814)
Weighted-average number of common shares outstanding for basic earnings/(loss) per common share	69,753,876	63,069,436

Basic earnings/(loss) per common share	$1.65	$(0.08)

Diluted earnings/(loss) per common share:
Net income/(loss) attributable to common shareholders	$114,825	$(4,814)
Weighted-average number of common shares outstanding for basic earnings/(loss) per common share	69,753,876	63,069,436
Effect of dilutive securities:
Options to purchase common shares	796,952	—
Warrants to purchase common shares	1,152,486	—
Non-vested portion of restricted awards	62,214	—

Weighted-average number of common shares outstanding for diluted earnings/(loss) per common share	71,765,528	63,069,436

Diluted earnings/(loss) per common share	$1.60	$(0.08)

     The following table summarizes the common share equivalent of potentially dilutive securities that have been excluded from the denominator used in the calculation of diluted earnings/(loss) per common share due to their antidilutive effect:

	Three Months Ended
	March 30,	March 31,
	2007	2006
Common shares issuable under outstanding options not included in the computation of diluted earnings/(loss) per common share because the assumed proceeds were greater than the average common share price for the period	676,826	194,462

Common shares issuable under outstanding options not included in the computation of diluted earnings/(loss) per common share because of their antidilutive effect	—	2,542,739

Common shares issuable under common share purchase warrants not included in the computation of diluted earnings/(loss) per common share due to their antidilutive effect	—	1,434,055

Non-vested portion of restricted awards not included in the computation of diluted earnings/(loss) per common share due to their antidilutive effect	—	1,276,726

     Share-Based Compensation Plans — Our share-based compensation plans are accounted for in accordance with the provisions of SFAS No. 123R, “Share-Based Payment.” We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:
•	Expected volatility – we estimate the volatility of our common share price at the date of grant using historical volatility adjusted for periods of unusual stock price activity.

•	Expected term – we estimate the expected term of options granted to our chief executive officer based on a combination of vesting schedules, contractual life of the option, past history and estimates of future exercise behavior patterns. For other employees and the non-employee directors, we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Topic 14: Share-Based Payment.”

•	Risk-free interest rate – we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected life of the options in effect at the time of grant.

•	Dividends – we use an expected dividend yield of zero because we have not declared or paid a common share dividend since July 2001 and we do not presently have any plans to do so.

•	Forfeitures – we estimate pre-vesting forfeitures at the time of grant using a combination of historical data and demographic characteristics, and we revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards that are expected to vest.
     We used the following weighted-average assumptions to estimate the fair value of the options granted during the three months ended March 30, 2007: expected volatility — 42.23%, expected term — 3.29 years, risk-free interest rate — 4.48% and expected dividend yield — 0%. There were no options granted during the three months ended March 31, 2006.
     We estimate the fair value of restricted awards using the market price of our common shares on the date of grant. We then recognize the fair value of each restricted award as compensation cost ratably using the straight-line attribution method over the service period (generally the vesting period).

     Recent Accounting Developments — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.
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
2. Business Combination
     On April 7, 2006, we completed the purchase of the remaining 51% interest in MF Power, a company that was 49% owned by us prior to the acquisition. We now own 100% of the equity interests of MF Power, which has been renamed FW Power S.r.L. (“FW Power”). FW Power is dedicated to the development, construction and operation of electric power generating wind farm projects in Italy. In accordance with the terms of the purchase agreement, we were required to pay a purchase price of €16,393, of which €12,580 (approximately $15,200 at the exchange rate in effect at the time of payment) was paid at closing and €3,813 (approximately $5,100 at the exchange rate in effect as of March 30, 2007) is due upon start of construction of the last of three wind farms being developed by FW Power.
     In February 2007, we purchased the stock of a Finnish company that owns patented coal flow measuring technology. The purchase price, net of cash acquired, was €1,112 (approximately $1,473 at the exchange rate in effect at the time of the acquisition).

3. Equity Interests
     We own a non-controlling equity interest in two electric power generation projects, one waste-to-energy project and one wind farm project in Italy and in a refinery/electric power generation project in Chile. The two electric power generation projects in Italy are each 42% owned by us, the waste-to-energy project is 39% owned by us and the wind farm project is 50% owned by us. The project in Chile is 85% owned by us; however, we do not have a controlling interest in the Chilean project as a result of participating rights held by the minority shareholder. The following is summarized financial information for the whole of the entities in which we have an equity interest:

	March 30, 2007		December 29, 2006
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Balance Sheet Data:
Current assets	$182,903	$11,819	$199,606	$27,013
Other assets (primarily buildings and equipment)	574,282	153,832	536,543	156,236
Current liabilities	42,278	14,203	42,134	18,226
Other liabilities (primarily long-term debt)	475,619	82,805	470,618	88,836
Net assets	239,288	68,643	223,397	76,187

	For the Three Months Ended
	March 30, 2007		March 31, 2006
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Income Statement Data:
Total revenues	$74,573	$10,969	$83,787	$11,094
Gross earnings	9,084	5,132	19,579	5,883
Income before income taxes	6,211	3,262	16,772	3,764
Net earnings	3,713	3,262	15,287	3,764
     Our share of the net earnings of equity affiliates, which are recorded within other income on the condensed consolidated statement of operations and comprehensive income, totaled $3,451 and $7,751 for the three months ended March 30, 2007 and March 31, 2006, respectively. In the third quarter of 2006, the majority owners of certain of the Italian projects sold their interests to another third party. Prior to this sale, our earnings from our equity interests in these projects were reported on a pretax basis in other income and the associated taxes were reported in the provision for income taxes because we and the other partners elected pass-through taxation treatment under local law. As a direct result of the ownership change arising from the sale, the subject entities are now precluded from electing pass-through taxation treatment. As a result, commencing in the third quarter of 2006, we began reporting our share of the related after-tax earnings in other income. Other income is net of a $700 tax provision on the income of the subject entities for the three months ended March 30, 2007.
     Our investment in the equity affiliates, which is recorded within investments in and advances to unconsolidated affiliates on the condensed consolidated balance sheet, totaled $148,499 and $150,752 as of March 30, 2007 and December 29, 2006, respectively. Distributions of $10,851 and $7,328 were received during the three months ended March 30, 2007 and March 31, 2006, respectively.
     In the third quarter of 2006, we made an investment in a special-purpose entity in Italy that is dedicated to the development, construction and operation of a wind farm in Italy. We have evaluated the investment under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” and have concluded that while the entity is a variable interest entity, we are not the primary beneficiary. As such, we have included our share of the net earnings of the special-purpose entity in our condensed consolidated financial statements using the equity method. We will re-evaluate our conclusion after the special-purpose entity has secured project financing, which is expected to occur in the second quarter of 2007, and after any other future triggering event.
     We have guaranteed certain performance obligations of the Chilean project. We have a contingent obligation, which is measured annually based on the operating results of the Chilean project for the preceding year. We did not have a current payment obligation under this guarantee as of December 29, 2006.

     We also have a contingent guarantee that supports the obligations of our subsidiary under the Chilean project’s operations and maintenance agreement. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. Since 1996, no amounts have been paid under the contingent guarantee.
     In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that the Chilean project does not generate sufficient cash flow to make such payments. We are required to maintain the debt service reserve letter of credit during the term of the Chilean project’s debt, which matures in 2014. To date, no amounts have been drawn under this letter of credit.
4. Long-term Debt
     The following table shows the components of our long-term debt:

	March 30, 2007			December 29, 2006
	Current	Long-term	Total	Current	Long-term	Total
Special-Purpose Limited Recourse Project Debt:
Camden County Energy Recovery Associates	$9,360	$41,427	$50,787	$9,360	$41,427	$50,787
FW Power	4,939	25,158	30,097	4,881	24,862	29,743
Foster Wheeler Coque Verde, L.P.	3,613	25,245	28,858	3,613	25,245	28,858
Capital Lease Obligations	1,134	65,730	66,864	1,537	65,319	66,856
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	16	37	53	16	37	53
1999C Bonds at 7.25% interest, due October 15, 2024	—	20,491	20,491	—	20,491	20,491
1999D Bonds at 7% interest, due October 15, 2009	—	271	271	—	267	267
Intermediate Term Loans in China at 6.03% interest	—	3,883	3,883	—	3,844	3,844
Convertible Subordinated Notes at 6.50% interest, due June 1, 2007	2,070	—	2,070	2,070	—	2,070

Total	$21,132	$182,242	$203,374	$21,477	$181,492	$202,969

     Domestic Senior Credit Agreement — In October 2006, we closed on a new $350,000, five-year domestic senior credit agreement, which replaced the domestic senior credit agreement arranged in 2005. The current domestic senior credit agreement includes a $350,000 letter of credit facility. A portion of the letters of credit issued under the current domestic senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in the credit rating of the current domestic senior credit agreement as reported by Moody’s Investors Service and/or Standard & Poor’s (“S&P”). As a result of the improvement in our S&P credit rating in March 2007, we have now achieved the lowest possible pricing under the domestic senior credit agreement. We also have the option to use up to $100,000 of the $350,000 for revolving borrowings at a rate equal to LIBOR plus 2%, subject also to the performance pricing noted above. There is also a $10,000 sub-limit for swingline loans, which permits borrowings on short notice.
     We had $235,921 and $189,036 of letters of credit outstanding under this agreement as of March 30, 2007 and December 29, 2006, respectively. The letter of credit fees ranged from 1.50% to 2.10% of the outstanding amount. There were no funded borrowings under this agreement as of March 30, 2007 or December 29, 2006.
     On May 4, 2007, we executed an amendment to the domestic senior credit agreement to increase the facility to $450,000, to reduce the pricing on a portion of the letters of credit issued under the facility and to restore an “accordion” feature, which permits further increases of up to $100,000 in total availability under the facility. The letter of credit fees now range from 1.50% to 1.60%.

5. Pensions and Other Postretirement Benefits
     We have defined benefit pension plans in the United States, the United Kingdom, South Africa, France, Canada and Finland, and we have other postretirement benefit plans for health care and life insurance benefits in the United States and Canada.
     Pension Benefits — Our defined benefit pension plans cover certain full-time employees. The components of benefit cost for our pension plans are as follows:

	Three Months Ended March 30, 2007				Three Months Ended March 31, 2006
	United	United			United	United
	States	Kingdom	Other	Total	States	Kingdom	Other	Total
Net Periodic Benefit Cost:
Service cost	$—	$3,426	$147	$3,573	$—	$3,737	$230	$3,967
Interest cost	4,644	11,061	385	16,090	4,644	8,609	411	13,664
Expected return on plan assets	(4,957)	(11,753)	(402)	(17,112)	(4,957)	(9,572)	(384)	(14,913)
Amortization of transition (asset)/obligation	—	(15)	21	6	—	(18)	21	3
Amortization of prior service cost	—	1,268	4	1,272	—	1,183	4	1,187
Amortization of net loss	779	4,280	149	5,208	1,066	4,103	225	5,394
Other	713	—	—	713	426	—	—	426

Total net periodic benefit cost	$1,179	$8,267	$304	$9,750	$1,179	$8,042	$507	$9,728

Changes Recognized in Other Comprehensive (Income)/Loss:
Amortization of transition asset/(obligation)	$—	$15	$(21)	$(6)	$—	$—	$—	$—
Amortization of prior service cost	—	(1,268)	(4)	(1,272)	—	—	—	—
Amortization of net loss	(779)	(4,280)	(149)	(5,208)	—	—	—	—

Total recognized in other comprehensive (income)/loss	$(779)	$(5,533)	$(174)	$(6,486)	$—	$—	$—	$—

     The U.S. pension plans, which are frozen to new entrants and additional benefit accruals, and the Canadian, Finnish and French plans are non-contributory. The U.K. plan, which is closed to new entrants, and the South African plan are contributory.
     At year-end 2006, we expected to make mandatory contributions of $20,400 to our U.S. pension plans in 2007. During the three months ended March 30, 2007, we made the full year 2007 mandatory contribution of $20,400 to our U.S. pension plans plus an additional discretionary contribution of $14,600. Based upon our most recent annual valuation report, we do not expect to be required to make any further contributions to the U.S. pension plans until 2011 or later. We also made a mandatory contribution of $8,100 to our foreign pension plans during the three months ended March 30, 2007. We expect to make total mandatory contributions approximating $33,500 to our foreign plans in 2007.
     Other Postretirement Benefits — Certain employees in the United States and Canada may become eligible for health care and life insurance benefits (“other postretirement benefits”) if they qualify for and commence normal or early retirement pension benefits as defined in the pension plan while working for us. Additionally, one of our subsidiaries in the United States also has a benefit plan, referred to as the Survivor Income Plan (“SIP”), which provides coverage for an employee’s beneficiary upon the death of the employee. This plan has been closed to new entrants since 1988.

     The components of benefit cost for our other postretirement plans, including the SIP, are as follows:

	Three Months Ended
	March 30,	March 31,
	2007	2006
Net Periodic Postretirement Benefit Cost:
Service cost	$37	$39
Interest cost	1,332	1,334
Amortization of prior service credit	(1,190)	(1,190)
Amortization of net loss	408	513
Other	87	—

Net periodic postretirement benefit cost	$674	$696

Changes Recognized in Other Comprehensive (Income)/Loss:
Amortization of prior service credit	$1,190	$—
Amortization of net loss	(408)	—

Total recognized in other comprehensive (income)/loss	$782	$—

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

	Maximum	Carrying Amount of Liability
	Potential	March 30,	December 29,
	Payment	2007	2006
Environmental indemnifications	No limit	$7,300	$7,300
Tax indemnifications	No limit	$—	$—
     We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the project.

	Three Months Ended
	March 30,	March 31,
	2007	2006
Balance at beginning of year	$69,900	$63,200
Accruals	8,800	4,500
Settlements	(3,700)	(1,800)
Adjustments to provisions	(3,900)	(1,800)

Balance at end of period	$71,100	$64,100

7. Preferred Shares
     We issued 599,944 preferred shares in connection with our 2004 equity-for-debt exchange. There were approximately 3,469 preferred shares outstanding as of March 30, 2007. Each preferred share is convertible at the holder’s option into 65 common shares, or up to approximately 225,980 additional common shares if all outstanding preferred shares are converted.
     The preferred shareholders have no voting rights except in certain limited circumstances. The preferred shares have the right to receive dividends and other distributions, including liquidating distributions, on an as-converted basis when and if declared and paid on the common shares. The preferred shares have a $0.01 liquidation preference per share.
8. Share-Based Compensation Plans
     Our share-based compensation plans include both restricted awards and stock option awards. Compensation cost for our share-based plans of $1,647 and $4,023 was charged against income for the first three months of 2007 and 2006, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations and comprehensive income was $22 and $80 for the first three months of 2007 and 2006, respectively. We received $9,003 and $5,922 in cash from option exercises under our share-based compensation plans for the three months ended March 30, 2007 and March 31, 2006, respectively.
     As of March 30, 2007, we had $7,756 and $8,534 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those costs are expected to be recognized as expense over a weighted-average period of approximately 30 months.
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
     Cumulatively through March 30, 2007, 3,944,296 Class A warrants and 26,460,589 Class B warrants have been exercised for 8,929,888 common shares. The number of common shares issuable upon the exercise of the remaining outstanding Class A warrants and Class B warrants is approximately 1,386,017 as of March 30, 2007.
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
     Also in connection with the equity-for-debt exchange consummated in 2004, we entered into a registration rights agreement with certain selling security holders in which we agreed to file a registration statement to cover resales of our securities held by them immediately following the exchange offer. We filed a registration statement in accordance with this agreement on October 29, 2004. The registration statement, which became effective on December 23, 2004, must remain in effect until December 23, 2009 unless certain events occur to terminate our obligations under the registration rights agreement prior to that date. If we fail to maintain the registration statement as required or it becomes unavailable for more than two 45-day periods in any consecutive 12-month period, we are required to pay damages at a rate of $13.7 per day for each day that the registration statement is not effective. As of

March 30, 2007, the maximum exposure under this provision is approximately $12,500. We have not, and do not, expect to incur any damages under the registration rights agreement.
10. Income Taxes
     Our effective tax rate is dependent on the location and amount of our taxable earnings and the effects of changes in valuation allowances. The difference between the statutory and effective tax rates for the three months ended March 30, 2007 resulted predominantly from earnings in jurisdictions where we have previously recorded a full valuation allowance (primarily the United States), non-U.S. earnings being taxed at rates different than the U.S. statutory rate and other permanent differences. The difference between the statutory and effective tax rates for the three months ended March 31, 2006 resulted predominantly from income in certain non-U.S. jurisdictions being taxed at rates different from the U.S. statutory rate, combined with a valuation allowance offsetting the tax benefit of losses in other jurisdictions (primarily the United States).
     As we currently have positive earnings in most jurisdictions, we evaluate on a quarterly basis the need for the valuation allowances against deferred tax assets in those jurisdictions. Such evaluation includes a review of all available evidence, both positive and negative, in determining whether a valuation allowance is necessary.
     In June 2006, the FASB issued FIN 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on the derecognition of the benefit of an uncertain tax position, classification of the unrecognized tax benefits in the balance sheet, accounting for and classification of interest and penalties on income tax uncertainties, accounting in interim periods and disclosures.
     Our subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and several non-U.S. jurisdictions, primarily in Europe and Asia. Tax returns are also filed in jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by the various jurisdictions in which we operate. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in certain jurisdictions may lapse without examination within the 12-month period from the balance sheet date. Other than the recurring effect of changes in unrecognized tax benefits due to the lapse of the statute of limitations, none of which are expected to be individually significant, there are no other reasonably possible changes that will significantly impact the amount of tax benefits recognized in our financial statements within the 12-month period from the balance sheet date. With few exceptions, we are no longer subject to U.S. (including federal, state and local), or non-U.S. income tax examinations by tax authorities for years before 2001.
     We adopted the provisions of FIN 48 on December 30, 2006, the first day of fiscal year 2007. As a result of the adoption of FIN 48, we recognized a $4,356 reduction in the opening balance of our shareholders’ equity. This resulted from changes in the amount of tax benefits recognized related to uncertain tax positions and the accrual of interest and penalties.
     As of the adoption date, we had $44,786 of unrecognized tax benefits, of which $44,323 would, if recognized, affect our effective tax rate. There were no material changes in this amount during the three months ended March 30, 2007.
     We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions on our condensed consolidated statement of operations and comprehensive income. During the quarter ended March 30, 2007, we recorded $246 in interest expense and penalties. We had $22,882 accrued for the payment of interest and penalties as of March 30, 2007.
11. Business Segments
     We operate through two business groups: our Global Engineering and Construction Group, which we refer to as our Global E&C Group, and our Global Power Group. Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining and chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation and distribution facilities. Our Global E&C Group provides engineering, project management and construction management services, and purchases equipment, materials and services from third-party suppliers and contractors.

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
     Our Global Power Group designs and manufactures steam generating and auxiliary equipment for electric power generating stations and industrial facilities worldwide. Our steam generating equipment includes a full range of technologies, offering both utility and industrial clients high-value technology solutions for economically converting a wide range of fuels, including coal, petroleum coke, oil, gas, biomass and municipal solid waste, into steam and power. Our circulating fluidized-bed boiler technology, which we refer to as CFB, is ideally suited to burning a very wide range of fuels, including low-quality fuels, fuels with high moisture content and “waste-type” fuels, and is recognized as one of the cleanest solid-fuel steam generating technologies available in the world today. For both our utility CFB and pulverized coal boilers, we offer supercritical once-through-unit designs to further improve the environmental performance of these units. Once-through supercritical boilers operate at higher steam pressures than traditional plants, which results in higher efficiencies and lower emissions, including carbon dioxide, which is considered a greenhouse gas. Auxiliary equipment includes feedwater heaters, steam condensers and heat-recovery equipment. Our Global Power Group also offers a full line of new and retrofit nitrogen-oxides, which we refer to as NOx, reduction systems such as selective non-catalytic and selective catalytic reduction systems and low-NOx burners. We provide a broad range of site services relating to these products, including construction and erection services, maintenance engineering, plant upgrading and life extensions. Our Global Power Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, our Global Power Group owns and operates cogeneration, independent power production and waste-to-energy facilities, as well as power generation facilities for the process and petrochemical industries. Our Global Power Group generates revenues from engineering activities, equipment supply and construction contracts, royalties from licensing our technology and from operating activities pursuant to the long-term sale of project outputs, such as electricity and steam, operating and maintenance agreements, and from returns on its equity investments in various production facilities.
     In addition to these two business groups, which also represent operating segments, we report corporate center expenses and expenses related to certain legacy liabilities, such as asbestos, in the Corporate and Finance Group (“C&F Group”) operating segment.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group (1)
For the three months ended March 30, 2007
Third-party revenues	$1,152,122	$824,169	$327,953	$—

EBITDA (2)	$162,297	$141,133	$37,024	$(15,860)

Less: Interest expense	(4,725)
Less: Depreciation and amortization	(8,838)

Income before income taxes	148,734
Provision for income taxes	(33,909)

Net income	$114,825

For the three months ended March 31, 2006
Third-party revenues	$645,842	$423,153	$222,660	$29

EBITDA (3)	$45,894	$54,959	$13,825	$(22,890)

Less: Interest expense	(7,947)
Less: Depreciation and amortization	(7,050)

Income before income taxes	30,897
Provision for income taxes	(16,266)

Net income	$14,631

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.

(2)	Includes in the three months ended March 30, 2007: increased/(decreased) contract profit of $18,460 from the regular re-evaluation of contract profit estimates: $18,580 in our Global E&C Group and $(120) in our Global Power Group.

(3)	Includes in the three months ended March 31, 2006: increased/(decreased) contract profit of $(110) from the regular re-evaluation of contract profit estimates: $2,330 in our Global E&C Group and $(2,440) in our Global Power Group.
     Operating revenues by industry were as follows:

	Three Months Ended
	March 30, 2007	March 31, 2006
Power generation	$322,815	$225,770
Oil refining	301,948	134,042
Pharmaceutical	29,687	23,680
Oil and gas	224,814	122,595
Chemical/petrochemical	219,995	76,988
Power plant operation and maintenance	29,303	25,209
Environmental	11,957	16,668
Other, net of eliminations	11,603	20,890

Total third-party revenues	$1,152,122	$645,842

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

     United States
     A summary of U.S. claim activity is as follows:

	Number of Claims
	For the Three Months Ended
	March 30,	March 31,
	2007	2006
Open claims at beginning of period	135,890	164,820
New claims	1,640	2,740
Claims resolved	(2,270)	(3,320)

Open claims at end of period	135,260	164,240

     We had the following U.S. asbestos-related assets and liabilities recorded on our condensed consolidated balance sheet as of the dates set forth below. Total U.S. asbestos-related liabilities are estimated through year-end 2021. Although it is likely that claims will continue to be filed after that date, the uncertainties inherent in any long-term forecast prevent us from making reliable estimates of the indemnity and defense costs that might be incurred after that date.

	March 30,	December 29,
	2007	2006
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$45,900	$47,000
Asbestos-related insurance recovery receivable	304,800	316,700

Total asbestos-related assets	$350,700	$363,700

Asbestos-related liabilities recorded within:
Accrued expenses	$75,000	$75,000
Asbestos-related liability	367,400	391,000

Total asbestos-related liabilities	$442,400	$466,000

     Since year-end 2004, we have worked with Analysis Research Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at year-end for the next 15 years. Based on its review of fiscal year 2006 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability be updated as of year-end 2006. Accordingly, we developed a revised estimate of our indemnity and defense costs through year-end 2021 considering the advice of ARPC. In the fourth quarter of 2006, we increased our liability for asbestos indemnity and defense costs through year-end 2021 by $15,600 to $466,000, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a charge of $15,600 in the fourth quarter of 2006. Payments made during the three months ended March 30, 2007 reduced our estimated year-end 2006 liability by $23,600.
     The amount spent on asbestos litigation, defense and case resolution was $23,600 and $18,400 for the three months ended March 30, 2007 and March 31, 2006, respectively. We funded $10,600 of the payments made during the three months ended March 30, 2007, while all remaining amounts were paid from insurance proceeds. Through March 30, 2007, total cumulative indemnity costs paid were approximately $588,500 and total cumulative defense costs paid were approximately $222,200.
     As of March 30, 2007, total asbestos-related liabilities were comprised of an estimated liability of $179,900 relating to open (outstanding) claims being valued and an estimated liability of $262,500 relating to future unasserted claims through year-end 2021.
     In 2006, the average indemnity amounts we paid for mesothelioma and lung cancer claims were higher than forecast and the amounts paid for other disease claims were lower than forecast. These factors increased indemnity costs but were offset by higher than forecasted rates of dismissals of claims with zero indemnity payments.
     Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type, such as mesothelioma, lung cancer or non-malignancies, and the breakdown of known and future claims into disease type, such as mesothelioma, lung cancer or non-malignancies. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through year-end 2021, during which period new claims are forecasted to decline from year to year. We believe that it is likely that there will be new claims filed after 2021, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after 2021. Historically, defense costs have represented approximately 27% of total defense and indemnity costs.
     The overall average combined indemnity and defense cost per resolved claim has been approximately $2.4. The average cost per resolved claim is increasing and we believe will continue to increase in the future.
     The asbestos-related asset recorded within accounts and notes receivable-other as of March 30, 2007 reflects amounts due in the next 12 months under executed settlement agreements with insurers and does not include any estimate for future settlements. The recorded asbestos-related insurance recovery receivable includes an estimate of recoveries from unsettled insurers in the insurance coverage litigation referred to below based upon assumptions relating to cost allocation, the application of New Jersey law to certain insurance coverage issues and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers.
     Since year-end 2005, we have worked with Peterson Risk Consulting, nationally recognized experts in the estimation of insurance recoveries, to review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimate and allocation methodology assumptions we provided them, Peterson Risk Consulting provided an analysis of the unsettled insurance asset as of year-end 2006. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset as of year-end 2006.
     As of March 30, 2007, we estimated the value of our asbestos insurance asset contested by our subsidiaries’ insurers in ongoing litigation in New York state court as $32,700. The litigation relates to the amounts of insurance coverage available for asbestos-related claims and the proper allocation of the coverage among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.
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
     Over the last several years, certain of our subsidiaries have entered into settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. In 2006, our subsidiaries reached agreements to settle their disputed asbestos-related insurance coverage with four of their insurers. Primarily as a result of these insurance settlements, we increased our asbestos-related insurance asset and recorded a gain of $96,190 in 2006.
     Also in 2006, we were successful in our appeal of a New York state trial court decision that previously had held that New York, rather than New Jersey, law applies in the above coverage litigation with our subsidiaries’ insurers, and as a result, we increased our insurance asset and recorded a gain of $19,500. On February 13, 2007, our subsidiaries’ insurers were granted permission by the appellate court to appeal the decision in our favor to the New York Court of Appeals.
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

Failure to realize the expected insurance recoveries, or delays in receiving material amounts from our insurers could materially and adversely affect our financial condition and our cash flow.
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
     We have funded $10,600 of the asbestos liability indemnity payments and defense costs from our cash flow in the first three months of 2007, net of the cash received from insurance settlements. We expect to fund $32,300 of the asbestos liability indemnity and defense costs from our cash flow in fiscal year 2007, net of the cash expected to be received from existing insurance settlements. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos insurance liability, the asbestos insurance receivable recorded on our balance sheet will decrease.
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
     United Kingdom
     Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 829 claims have been brought against our U.K. subsidiaries of which 326 remained open as of March 30, 2007. None of the settled claims has resulted in material costs to us.
     As of March 30, 2007, we had recorded total liabilities of $36,500 comprised of an estimated liability relating to open (outstanding) claims of $7,100 and an estimated liability relating to future unasserted claims through year-end 2021 of $29,400. Of the total, $2,200 was recorded in accrued expenses and $34,300 was recorded in asbestos-related liability on the condensed consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $2,200 was recorded in accounts and notes receivable-other and $34,300 was recorded as asbestos-related insurance recovery receivable on the condensed consolidated balance sheet. The liability and asset estimates are based on a U.K. court of appeal ruling that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. Should this ruling be reversed, the asbestos liability and the related asset recorded in the U.K. would approximate $57,600.
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
     In addition to the matters described above, arbitration was commenced against us in March 2004 arising out of a compact CFB boiler that we engineered, supplied and erected for a client in Asia. In addition to claims for damages for breach of contract, the client is seeking to rescind the contract based upon alleged material misrepresentations by us. If such relief were granted, we could be compelled to reimburse the client for the purchase price paid ($25,700), in addition to other damages, which have not yet been quantified. We are vigorously defending the case and have counterclaimed for unpaid receivables ($5,200), plus interest, for various breaches and non-performance by the client. Due to its age, a reserve for the full amount of the receivable was taken prior to arbitration. Procedurally, the liability and damages portions of the case have been separated. The hearing on the liability portion concluded in June 2006. Post-hearing briefs followed by oral argument have taken place and the parties are awaiting a decision on liability. If the case is not dismissed following the arbitration panel’s liability determination, a final award is expected in 2008. It is premature to predict the outcome of this proceeding.
     Arbitration was also commenced against us in July 2005 with respect to a thermal electric power plant in South America that we designed, supplied and erected as a member of a consortium with other parties. The plant’s concrete foundations experienced cracking, allegedly due to out-of-specification materials used in the concrete poured by the consortium’s subcontractor. The client adopted an extensive plan to repair the foundations and is seeking reimbursement of its repair costs ($9,500). Alleging that this extensive repair effort is in the nature of emergency mitigation only, the client is also claiming its estimated cost to totally demolish and reconstruct the foundations at some point in the future ($14,300) plus lost profits during this demolition and reconstruction period ($9,400). The arbitration hearing is currently underway. We are vigorously defending the claim. It is premature to predict the outcome of this matter.
     In June 2006, we commenced arbitration against a client seeking final payment for our services in connection with two power plants that we designed and built in Eastern Europe. The dispute primarily concerns whether liquidated damages (“LDs”) are due to the client under the contract for delayed completion of the projects. The client contends that it is owed LDs, limited under the contract at approximately €37,600 (approximately $50,200 at the exchange rate in effect as of March 30, 2007), and is retaining as security for these LDs approximately €22,000 (approximately $29,400 at the exchange rate in effect as of March 30, 2007) in contract payments otherwise due to us for work performed. The client contends that it is owed an additional €6,900 (approximately $9,200 at the exchange rate in effect as of March 30, 2007) for the cost of consumable materials it had to incur due to the extended commissioning period on both projects, the cost to relocate a piece of equipment on one of the projects and the cost of various warranty repairs and punch list work. We are seeking payment of the €22,000 (approximately $29,400 at the exchange rate in effect as of March 30, 2007 and which is recorded within contracts in process on the condensed consolidated balance sheet) in retention that is being held by the client for LDs, plus approximately €4,900 (approximately $6,500 at the exchange rate in effect as of March 30, 2007) in interest on the retained funds, as well as approximately €9,100 (approximately $12,200 at the exchange rate in effect as of March 30, 2007) in additional compensation for extra work performed beyond the original scope of the contracts and the client’s failure to procure the required property insurance for the project, which should have provided coverage for some of the damages we incurred on the project related to turbine repairs. The matter is in its early stages. Accordingly, it is premature to predict the outcome of this matter.
     In 2006, a dispute arose with a client because of material corrosion that is occurring at two power plants we designed and built in Ireland. The boilers at both plants are designed to burn milled peat as the primary fuel, supplied from different local sources. The calcium in the peat being supplied exceeds the range specified by our contract and it is our position that the out-of-specification fuel is causing corrosion to the boiler tubes. Working with the client, we have identified a potential technical solution to ameliorate the corrosive effects of the out-of-specification fuel that we are in the process of implementing. We have advised the client that we intend to submit a claim for the cost of corrective work to address corrosion resulting from out-of-specification fuel. We have also advised the client that we are not responsible under our availability guaranty (which is expressly subject to the client’s provision of specified fuel) for any liquidated damages associated with this problem, which could amount up to the contract cap for LDs of €17,500 (approximately $23,400 at the exchange rate in effect as of March 30, 2007). All corrective work at the plants is being conducted under a mutual reservation of rights agreement with the client. In addition to LDs, in the event that availability of either of the plants as an average of the best two out of the first three years of operation is 80% or below, the client may be entitled to certain remedies, the most significant of which would be the right to reject both plants and seek reimbursement of the €351,000 contract price paid for the plants (approximately $468,800 at the exchange rate in effect as of March 30, 2007) plus restoration costs at the sites. The client has alleged that at least one of the plants has failed to meet the availability guarantee during its first year of operation, but we have disputed this calculation. The parties have deferred their discussion of the commercial issues pertaining to this problem while they focus on the implementation of the potential technical solution. In the event that the parties are not able to resolve the dispute, the contract provides for arbitration conducted under the Institution of Engineers of Ireland Arbitration Procedure.
     There is also corrosion occurring to subcontractor-provided emissions control equipment and induction fans, at the back end of the power plants. The cause of this back end corrosion is under investigation. Based upon the information gathered to date, we believe the corrosion is due principally to the low design set point temperature of the emissions control equipment that was set by our subcontractor. If this proves to be the case, we believe the subcontractor would be responsible for these costs under our agreement with them, although we may have direct responsibility for these costs to the client under our EPC contract. To the extent that we incur costs for correcting these issues, we intend to pursue claims against our subcontractor. We do not believe that the back end corrective work will impact our availability guaranty to the client.
     Additional defects have been discovered in the conveyor equipment at the plants and we are undertaking the necessary corrective actions. While we believe that the subcontractor that provided the equipment is responsible for the defects, our investigation is continuing.
     During the fourth quarter of 2006, we established a contingency of $25,000 in relation to this project.
     The performance of our subsidiary executing the foregoing contract in Ireland is guaranteed by Foster Wheeler Ltd.
     We are unable to estimate an additional amount or range of probable loss, if any, above amounts recorded in our financial statements for the above disputes. As a consequence, amounts ultimately realized or paid by us could differ materially from the balances, if any, included in our financial statements, resulting in a charge against earnings, and which could also materially impact our financial position and cash flows.
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
     We currently own and operate industrial facilities and we have also transferred our interests in industrial facilities that we formerly owned or operated. It is likely that as a result of our current or former operations, hazardous substances have impacted such facilities. We also have received and may continue to receive claims pursuant to indemnity obligations from the present owners of facilities we have transferred, which claims may require us to incur costs for investigation and/or remediation.
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
     Since that time, FWEC, USEPA and PADEP have cooperated in an investigation to, among other things, attempt to identify the source(s) of the TCE in the residential wells. Although FWEC believed the evidence available at that time was not sufficient to support a determination by a governmental entity that FWEC was a PRP as to the TCE in the residential wells, FWEC in October 2004 began providing the potentially affected residences with bottled water. It thereafter arranged for the installation, maintenance and testing of filters to remove the TCE from the water being drawn from the wells. In August 2005, FWEC entered into a settlement agreement with USEPA whereby FWEC agreed to arrange and pay for the hookup of public water to the affected residences, which involved the extension of a water main and the installation of laterals from the main to the affected residences. The foregoing hookup is now mostly complete. As hookups are completed, FWEC ceases and/or will cease providing bottled water and filters. FWEC is incurring costs related to public outreach and communications in the affected area. FWEC may be required to pay the agencies’ costs in overseeing and responding to the situation. There is also a possibility that FWEC would incur further costs if it were to conduct further investigation regarding the TCE. FWEC has accrued its best estimate of the cost related to the foregoing and reviews this estimate on a quarterly basis.
     Other costs to which FWEC could be exposed could include, among other things, FWEC’s counsel and consulting fees, further agency oversight and/or response costs, costs and/or exposure related to the litigation described below beyond those for which accruals have been made and other costs related to possible further investigation and/or remediation. At present, it is not possible to determine whether FWEC will be determined to be liable for some of the items described in this paragraph, nor is it possible to reliably estimate the potential liability associated with the items.
     If one or more third parties are determined to be a source of the TCE, FWEC will evaluate its options regarding the recovery of the costs FWEC has incurred, which options could include seeking to recover those costs from those determined to be a source.
     In March 2006, a complaint was filed in an action entitled Sarah Martin and Jeffrey Martin v. Foster Wheeler Energy Corporation, Case No. 3376-06, Court of Common Pleas, Luzerne County, Pennsylvania (subsequently removed to the United States District Court, Middle District of Pennsylvania). The complaint alleges that it is filed on behalf of the Martins and more than 25 others similarly situated whose wells were contaminated with a hazardous substance, TCE, that was released at FWEC’s site. The complaint seeks to recover costs of environmental remediation and continued environmental monitoring of alleged class members’ property, diminution in property value, costs associated with obtaining healthy water, the establishment of a medical monitoring trust fund, statutory, treble and punitive damages and interest and the costs of the suit.
     In April 2007, the court in the Martin case preliminarily approved a class action settlement that had been jointly filed by the plaintiffs and FWEC. The preliminary settlement can be finalized only after a number of events have occurred, including, among other things, the conclusion of the class members’ opt-in/opt-out process and the holding of a fairness hearing before the court. Under the terms of the preliminary settlement, FWEC would pay the class and its counsel a total of approximately $1,600 in exchange for a release by class members of all claims with respect to the matters that are the subject of the litigation. The release would not extend to the claims of those who opt-out of the settlement. The class, which is agreed upon only for the purposes of the settlement, consists of three categories of persons who own or live on property in, or within approximately 150 feet of, the area in which TCE is inferred to exist in the groundwater. One of the three categories of the class would include those persons who live in residences at which TCE was detected in private wells in 2004. In 2006, we accrued a provision sufficient to cover the class action settlement.
     In April 2006, a complaint was filed in an action entitled Donna Rose Cunningham and Michael A. Cunningham v. Foster Wheeler Energy Corporation, United States District Court, Middle District of Pennsylvania. The complaint’s allegations are generally similar to those in the Martin case, except that the complaint is on behalf of the Cunninghams only, not an alleged class, and except that the Cunninghams have included a claim for embarrassment, humiliation and emotional distress.
     In May 2006, a complaint was filed in an action entitled Gary Prezkop, Personal Representative of the Estate of Mary Prezkop, Deceased, and Gary Prezkop, in his own right, v. Foster Wheeler Energy Corporation and Leonard M. Lulis. Case No. 000545, Court of Common Pleas, Philadelphia County, Pennsylvania. The complaint’s allegations are generally similar to those in the Martin and Cunningham cases, but they also include claims for Mary Prezkop’s alleged wrongful death.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars, except share data and per share amounts)
     The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and results of operations for the periods indicated below. This management’s discussion and analysis and other sections of this quarterly report on Form 10-Q contain forward-looking statements that are based on our assumptions, expectations and projections about the various industries within which we operate. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors could cause business conditions and results to differ materially from what is contained in our forward-looking statements. For additional risk information, see Part II, Item 1A, “Risk Factors.”
     This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 29, 2006, which we refer to as our 2006 Form 10-K.
Overview
     We operate through two business groups – the Global Engineering & Construction Group, which we refer to as our Global E&C Group, and our Global Power Group. In addition to these two business groups, we also report corporate center expenses and expenses related to certain legacy liabilities, such as asbestos, in the Corporate and Finance Group, which we refer to as the C&F Group.
First Quarter 2007 Results
     We had record consolidated net income of $114,800 in the first quarter of 2007, compared to consolidated net income of $14,600 in the comparable period of 2006. This was our fourth consecutive quarter of record net income. The significant improvement in the first quarter of 2007, compared to the first quarter of 2006, reflects the strong operating performance of both our Global E&C Group and our Global Power Group. Additional highlights included the following:
•	Consolidated new orders were $1,416,500 in the first quarter of 2007, as compared to $368,200 in the fourth quarter of 2006 and $1,529,400 in the first quarter of 2006.

•	Consolidated backlog, measured in terms of Foster Wheeler scope (as defined below under “ — Backlog and New Orders”), as of March 30, 2007, increased to $2,740,000, as compared to $2,528,200 as of December 29, 2006 and $2,485,400 as of March 31, 2006.

•	Consolidated backlog of unfilled orders, measured in future revenues, as of March 30, 2007, increased to $5,706,500, as compared to $5,431,400 as of December 29, 2006 and $4,553,400 as of March 31, 2006.

•	E&C man-hours in backlog (in thousands) as of March 30, 2007, increased to 12,300, as compared to 11,600 as of December 29, 2006 and 10,200 as of March 31, 2006.
Challenges and Drivers
     Our primary operating focus continues to be booking quality new business and executing our contracts well. The global markets in which we operate are largely dependent on overall economic growth and the resultant demand for oil and gas, electric power, petrochemicals and refined products. These markets continued to be strong in the first quarter of 2007, which in turn continued to stimulate investment in new and expanded plants by our clients. We expect these markets to remain strong throughout the remainder of 2007 and into 2008. Therefore, attracting and retaining qualified technical personnel to execute the existing backlog of unfilled orders and future bookings will continue to be a management priority. We are also considering selective strategic acquisitions within our Global E&C Group.
     The Global E&C Group’s new orders were $872,700 in the first quarter of 2007, as compared to $225,100 in the fourth quarter of 2006 and $1,115,200 in the first quarter of 2006. We expect that capital investments in the markets served by our Global E&C Group, including the chemical, petrochemical, oil refining, liquefied natural gas, which we refer to as LNG, and upstream oil and gas industries, will remain strong throughout the remainder of 2007 and into 2008. As a result, we also expect the demand for the services and equipment supplied by engineering and construction contractors such as us to remain strong throughout the remainder of 2007 and into 2008. We have also seen a growing client preference to award reimbursable, rather than lump-sum turnkey, contracts in the industries served by our Global E&C Group. The Global Power Group’s new orders were $543,800 in the first quarter 2007, as compared to $143,100 in the fourth quarter of 2006 and $414,200 in the first quarter 2006. We believe that the global power markets have strengthened and that there are significant growth opportunities during the remainder of 2007 and into 2008 in the power markets we serve, such as solid fuel-fired boilers, boiler services, boiler environmental products and boiler-related construction services. We believe we are well positioned to address both our Global E&C Group and Global Power Group markets during the remainder of 2007 and into 2008.
Results of Operations:
Consolidated Operating Revenues:

Three Months Ended
March 30,	March 31,
2007	2006	$ Change	% Change
$1,152,122	$645,842	$506,280	78.4%
     The increase in consolidated operating revenues in the first three months of 2007, compared to the corresponding period of 2006, reflects our success in addressing the strong market activity in both our Global E&C Group and our Global Power Group (please refer to the section entitled “—Business Segments” within this Item 2 and Note 11 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information). The revenue increase during the first three months of 2007 was due primarily to the significant increase in bookings that occurred in the early part of fiscal year 2006 in both our Global E&C Group and our Global Power Group. However, $169,700 of the increase during the first three months of 2007 results from an increase versus the corresponding period of 2006 in flow-through revenues and costs in our Global E&C Group on projects executed by our United Kingdom, Continental Europe and Asia-Pacific operations. Flow-through revenues and costs relate to projects where we purchase and install equipment on behalf of our customers on a reimbursable basis with no mark-up. Flow-through revenues and costs do not impact contract profit or net earnings, but increased amounts of flow-through revenues and costs have the effect of reducing our reported profit margins as a percent of operating revenues. We expect flow-through revenues and costs in 2007 to be greater than 2006.
Consolidated Contract Profit:

Three Months Ended
March 30,	March 31,
2007	2006	$ Change	% Change
$ 207,512	$80,318	$127,194	158.4%
     Consolidated contract profit is computed as consolidated operating revenues less consolidated cost of operating revenues. The increase in contract profit for the first three months of 2007, compared to the corresponding period of 2006, primarily reflects the significant increase in volume of revenues, excluding the flow-through costs described above, and increased margins earned in both our Global E&C Group and our Global Power Group. Please refer to the section entitled “—Business Segments” within this Item 2 for further information.

Consolidated Selling, General and Administrative (SG&A) Expenses:

Three Months Ended
March 30,	March 31,
2007	2006	$ Change	% Change
$ 55,088	$50,139	$4,949	9.9%
     SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs. The increase in SG&A expenses in the first three months of 2007 results from increases in sales pursuit costs of $2,400, general overhead costs of $1,600 and research and development costs of $950. The increases result primarily from the increased volume of business in 2006 and the first quarter of 2007, which, in addition to increasing the number of technical personnel, also increased our support staff and related costs.
Consolidated Other Income:

Three Months Ended
March 30,	March 31,
2007	2006	$ Change	% Change
$ 11,516	$15,755	$(4,239)	(26.9)%
     Other income in the first three months of 2007 consists primarily of $5,800 of interest income, $4,200 in equity earnings generated from our investments, primarily from minority ownership interests, in build, own and operate projects in Italy and Chile, and $700 of investment income. In the third quarter of 2006, the majority owners of certain build, own and operate projects in Italy sold their interests to another third-party. Prior to this sale, our share of earnings from our minority interests in these projects were reported on a pretax basis in consolidated other income and the associated taxes were reported in the consolidated provision for income taxes because we and the other partners elected pass-through taxation treatment under local law. As a direct result of the ownership change resulting from the sale, the subject entities are now precluded from electing pass-through taxation treatment. As a result, commencing in the third quarter 2006, we began reporting our share of the related after-tax earnings in consolidated other income. Other income is net of a $700 tax provision on the income of the subject entities for the three months ended March 30, 2007. Additionally, the earnings at one of our minority owned projects in Italy declined by $2,100 in the first quarter of 2007, as compared to comparable period of 2006, as a result of the expiration of an above market electric tariff.
     Other income in the first three months of 2006 consists primarily of $3,200 of interest income, $8,600 in equity earnings generated from our investments, primarily from minority ownership interests, in build, own and operate projects in Italy and Chile, a $900 gain on the sale of a previously closed manufacturing facility in Dansville, New York and $500 of investment income.
Consolidated Other Deductions:

Three Months Ended
March 30,	March 31,
2007	2006	$ Change	% Change
$ 8,172	$7,479	$693	9.3%
     Other deductions in the first three months of 2007 consists primarily of $600 of bank fees, $4,200 of legal fees, $1,300 of foreign exchange losses, a $500 provision for environmental dispute resolution and remediation costs and a $300 charge for tax penalties.
     Other deductions in the first three months of 2006 consists primarily of $1,500 of bank fees, $2,500 of legal fees and $1,900 of consulting fees, partially offset by $(700) of bad debt recovery.

Consolidated Interest Expense:

Three Months Ended
March 30,	March 31,
2007	2006	$ Change	% Change
$ 4,725	$7,947	$(3,222)	(40.5)%
     The change in interest expense in the first three months of 2007, compared to the corresponding period of 2006, reflects the benefits of our debt reduction initiatives completed in the second quarter of 2006.
Consolidated Minority Interest in Income/(Loss) of Consolidated Affiliates:

Three Months Ended
March 30,	March 31,
2007	2006	$ Change	% Change
$ 2,309	$(389)	$2,698	(693.6)%
     Minority interest in income/(loss) of consolidated affiliates reflects third-party ownership interests in the results of our Global Power Group’s Martinez, California gas-fired cogeneration facility and our manufacturing facilities in Poland and the People’s Republic of China. The change in minority interest in income/(loss) of consolidated affiliates is based upon changes in the underlying earnings/(losses) of the subsidiaries. When the subsidiaries are profitable, minority interest is an expense. When the subsidiaries experience losses, minority interest is reflected as income, limited such that a net receivable is not recorded for any individual subsidiary. The increase in the first quarter 2007 minority interest in income/(loss) of consolidated affiliates primarily reflects higher plant availability in 2007 at the Martinez facility. This facility was shutdown for two repair outages during the first quarter of 2006.
Consolidated Provision for Income Taxes:

Three Months Ended
March 30,	March 31,
2007	2006	$ Change	% Change
$ 33,909	$16,266	$17,643	108.5%
     The consolidated tax provision can fluctuate significantly from period to period and may differ significantly from the U.S. federal statutory rate as a result of the fact that most of our operating units are profitable and are recording a provision for national and/or local income taxes, while others are unprofitable and are unable to recognize a tax benefit for losses. SFAS No. 109, “Accounting for Income Taxes,” requires us to reduce our deferred tax benefits by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of losses (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pretax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate.
     Our effective tax rate is, therefore, dependent on the location and amount of our taxable earnings and the effects of changes in valuation allowances. The difference between the statutory and effective tax rates for the three months ended March 30, 2007 results predominantly from earnings in jurisdictions where we have previously recorded a full valuation allowance (primarily the United States.), non-U.S earnings being taxed at rates different than the U.S. statutory rate and other permanent differences. The difference between the statutory and effective tax rates for the three months ended March 31, 2006 results predominantly from income in certain non-U.S. jurisdictions being taxed at rates different from the U.S. statutory rate combined with a valuation allowance offsetting the tax benefit of losses in other jurisdictions (primarily the United States). We monitor the jurisdictions for which valuation allowances against deferred tax assets were established in previous years. As we currently have positive earnings in most jurisdictions, we evaluate on a quarterly basis the need for the valuation allowances against deferred tax assets in those jurisdictions. Such evaluation includes a review of all available evidence, both positive and negative, in determining whether a valuation allowance is necessary.

     For statutory purposes, the majority of the U.S. federal tax benefits, against which valuation allowances have been established, do not expire until 2024 and beyond, based on current tax laws.
     As described further under “—Application of Critical Accounting Estimates” within this Item 2, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” on December 30, 2006, the first day of fiscal year 2007.
Consolidated EBITDA:

Three Months Ended
March 30,	March 31,
2007	2006	$ Change	% Change
$ 162,297	$45,894	$116,403	253.6%
     The increase in consolidated EBITDA reflects increased volumes of business, increased margins and the strong operating performances in our Global E&C Group and in our Global Power Group. See the individual segment explanations below for additional details.
     EBITDA is a supplemental financial measure not defined in generally accepted accounting principles (“GAAP”). We define EBITDA as income before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. EBITDA, after adjustment for certain unusual and infrequent items specifically excluded in the terms of our current and prior senior credit agreements, is used for certain covenants under our current and prior senior credit agreements. We believe that the line item on the condensed consolidated statement of operations and comprehensive income entitled “net income” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:
•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations;

•	It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.
     A reconciliation of EBITDA to net income is shown below.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group (1)
For the three months ended March 30, 2007
EBITDA (2)	$162,297	$141,133	$37,024	$(15,860)

Less: Interest expense	(4,725)
Less: Depreciation and amortization	(8,838)

Income before income taxes	148,734
Provision for income taxes	(33,909)

Net income	$114,825

For the three months ended March 31, 2006
EBITDA (3)	$45,894	$54,959	$13,825	$(22,890)

Less: Interest expense	(7,947)
Less: Depreciation and amortization	(7,050)

Income before income taxes	30,897
Provision for income taxes	(16,266)

Net income	$14,631

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.

(2)	Includes in the three months ended March 30, 2007: increased/(decreased) contract profit of $18,460 from the regular re-evaluation of contract profit estimates: $18,580 in our Global E&C Group and $(120) in our Global Power Group.

(3)	Includes in the three months ended March 31, 2006: increased/(decreased) contract profit of $(110) from the regular re-evaluation of contract profit estimates: $2,330 in our Global E&C Group and $(2,440) in our Global Power Group.
Business Segments
     We use several financial metrics to measure the performance of our business segments. EBITDA, as discussed and defined above, is the primary earnings measure used by our chief operating decision maker.
Global E&C Group

	Three Months Ended
	March 30,	March 31,
	2007	2006	$ Change	% Change
Operating revenues	$824,169	$423,153	$401,016	94.8%

EBITDA	$141,133	$54,959	$86,174	156.8%

     Results
     The increase in operating revenues in the first three months of 2007, compared to the corresponding period of 2006, reflects increased volumes of work at all of our Global E&C Group operating units. Major projects in the Middle East, Australia, Asia-Pacific and Italy in the oil and gas, refining and chemical/petrochemical industries led the increase in activities.
     The increase in EBITDA in the first three months of 2007 results primarily from the increased volumes of work and improved margins at all of our Global E&C Group operating units. The markets served by our Global E&C Group remain strong and we believe there are capacity constraints in the engineering and construction industry. We increased our direct manpower by 9% in the first three months of 2007, primarily in our United Kingdom, Indian,

North American and Asian offices, to help capture the market growth. We plan to continue to expand our operational capacity throughout the remainder of 2007 through the combination of organic growth and selective acquisitions.
     Overview of Segment
     We expect the strong global economic growth and demand for oil and gas, petrochemicals and refined products that stimulated investment in new and expanded plants over the past year to continue throughout the remainder of 2007 and into 2008.
     We anticipate that the higher levels of client investment in upstream oil and gas facilities that we are currently experiencing will continue in most regions, particularly in West Africa, the Middle East, Russia and the Caspian states. We believe that rising demand for natural gas in Europe, Asia and the United States, combined with a shortfall in indigenous production, continues to act as a stimulant to the LNG business. We expect investment to continue throughout the remainder of 2007 and into 2008 for both LNG liquefaction plants and receiving terminals.
     We believe that the global refining system is currently running at very high utilization rates and that global demand for transportation fuels will continue to increase. Additionally, the price differential between heavier, higher-sulfur crude oil and lighter, sweeter crudes remains wide relative to the historic average. These factors are continuing to stimulate refinery investment, particularly to process the heavier, higher-sulfur crudes.
     The crude price differential also creates financial incentives for upgrading lower-value refinery residue to higher-value transportation fuels, and we expect to see continued substantial investment in bottom-of-the-barrel upgrading projects in Europe, the United States, the Middle East and, potentially, in Asia. We believe that our clients will make additional investments in refineries during 2007. We have considerable experience and expertise in this area, including our proprietary delayed coking technology. As of March 30, 2007, we were working on over 35 delayed coking projects, which allow refineries to upgrade lower quality crude oil or refinery residue to high value refined products such as transportation fuels. The projects we are executing include feasibility studies, front-end engineering and design, or FEED, contracts, delayed coking technology license agreements, engineering, procurement and construction supervision contracts and full engineering, procurement and construction contracts. These projects are located in North America, South America, Europe, Asia and the Indian sub-continent. Our Global E&C Group’s proprietary delayed coking technology, know-how and extensive experience in designing and constructing delayed cokers place us in a good competitive position to continue to secure a significant share of this market. Refinery capacity constraints are generating an interest in additional refinery capacity, both greenfield and expansions. Major new investments have already commenced and additional investments are planned for projects in the Middle East and major expansion plans are being implemented for new facilities in India, Southeast Asia and China. We believe that the current cycle of investment at refineries in the United States and Europe to meet the demands of clean fuels legislation has now wound down. However, refineries in the Middle East, North Africa and Asia are now embarking on similar programs. In addition, we believe there will be increased investment during the remainder of 2007 and into 2008 in aromatics production, which we expect to lead to investment at both refineries and petrochemical facilities. We are currently working on environmentally driven projects in the Middle East and Europe.
     Investment in petrochemical plants began to rise sharply in 2004 in response to strong growth in demand. The majority of this investment has been centered in the Middle East and in Asia-Pacific. We are seeing continued strong demand supporting further new investment in these regions, which we expect to continue throughout the remainder of 2007. We are also seeing investment in specialty chemicals, particularly in the Middle East, stimulated by governmental desire to further diversify their economies to lessen their dependence on crude oil exports and also to provide sustained employment for their growing young populations. We continue to execute several major petrochemical contracts and expect to secure new petrochemicals business in 2007.
     While the outlook for oil and gas, refining and petrochemicals in the remainder of 2007 remains positive, we believe that, as the demand and cost for engineering and construction services, materials and equipment and commodities continues to rise, some clients may elect to commit to only partial or staged investments, to reduce the scope of their investments, or to postpone or cancel investments, until the market slows.
     Investment in new pharmaceutical production facilities has slowed since 2004. We believe this was attributable to industry cost pressure and increased regulation. Investment has focused on plant upgrading and improvement projects rather than major new production facilities. There are now indications of some renewed interest in more significant plant investment in the key pharmaceutical investment hubs – Singapore, Ireland and Puerto Rico.
     Global Power Group

	Three Months Ended
	March 30,	March 31,
	2007	2006	$ Change	% Change
Operating revenues	$327,953	$222,660	$105,293	47.3%

EBITDA	$37,024	$13,825	$23,199	167.8%

     Results
     The increase in operating revenues in the first quarter of 2007 over first quarter of 2006 results from execution on increased bookings that occurred largely in the early part of 2006 in our operations in Europe and North America.
     Our Global Power Group experienced higher levels of EBITDA in the first three months of 2007, resulting from increased volumes of business and increased margins. The strong operating performance was driven by operations in North America and China.
     Overview of Segment
     Although the solid fuel-fired boiler market remains highly competitive, we believe that there are several continuing global market forces that will positively influence our Global Power Group over the next two to three years. We believe that continued worldwide economic growth is driving power demand growth in most world regions. In addition, continued tight global natural gas and oil supplies have driven gas and oil prices upwards to historically high levels. We expect natural gas fuel price volatility to remain high over the next three to five years due to declining domestic supplies in Europe and the United States. In addition, we expect continued growth in the sales of our environmental retrofit products due to further tightening of environmental regulations, including the development and growing acceptance of global greenhouse gas regulation. We believe that the combined effect of these factors will have a significant positive influence on the demand for our products and services, such as new utility and industrial solid fuel boilers, boiler services, boiler environmental products and boiler-related construction services.
     In North America, we believe the declining generating capacity reserves across the region, coupled with persistent high oil and natural gas pricing, is spurring market growth for large coal utility boilers. Given the uncertainty of future greenhouse gas regulation, we are seeing a growing market preference for supercritical utility boilers. Plants that use supercritical steam technology operate more efficiently thereby producing lower air emissions, including greenhouse gas, per unit of electricity produced. We believe clients are selecting this technology as a hedge against future greenhouse gas, mercury and other environmental regulations that could occur in the near term.
     To capitalize on this business opportunity, our Global Power Group is actively marketing large-scale supercritical boiler technology in its key geographic markets as part of our utility boiler product portfolio. We have been successful in securing two projects based on supercritical technology: (i) a project in Poland where we will be supplying the world’s first supercritical circulating fluidized-bed, or CFB, boiler that will utilize Siemens advanced BENSON vertical tube supercritical steam technology and (ii) a project with Longview Power, LLC for the design and supply, or D&S, of a supercritical once-through pulverized-coal, or PC, steam boiler for a coal-fired generating facility located in West Virginia. The Longview project will be the first application of Siemens advanced BENSON vertical tube supercritical steam technology to a PC boiler. We believe that we can leverage these key wins to further grow our position in the supercritical utility boiler market for both PC and CFB boilers.
     From the industrial sector, we are seeing growth in the solid fuel industrial boiler market, driven by high oil and gas pricing. These boilers offer industrial clients an attractive economic solution to supply their energy needs by utilizing low cost biomass and other solid opportunity fuels. Many of these fuels also carry governmental tax credits and other financial incentives to encourage their use as renewable fuels, making them more attractive to both the industrial and utility power sectors. We believe that our leading CFB technology is well positioned to serve this market segment due to its ability to burn “difficult-to-burn” fuels, its outstanding fuel flexibility and its excellent environmental performance.
     The United States’ Environmental Protection Agency’s, or EPA’s, Clean Air Interstate Rule, which became effective during 2005, as well as the continued settlements of earlier New Source Review lawsuits brought against a number of utilities by the EPA, continue to drive a strong retrofit pollution control market, including add-on pollution control systems, such as low NOx combustion systems, selective catalytic reduction systems and flue gas desulphurization systems. We believe this market trend will benefit sales of our environmental products. We also believe that, due to reducing capacity margins (which represent the amount of unused available electric generating capacity as a percentage of total electric capacity), coal utility power plants are operating at greater capacity to produce more electricity, which, in turn, is spurring maintenance investment by owners. We also see evidence that owners are making larger capital investments in these plants to extend their useful lives. We believe these factors are helping to maintain a strong boiler service market, which should benefit our boiler service business.
     We believe that many of the same market forces discussed above are resulting in similar beneficial market trends for our Global Power Group business in Europe. We believe that declining power capacity reserves across the region, coupled with persistent high oil and natural gas pricing, are spurring market growth for large utility coal boilers. Due to Europe’s historical preference for high efficiency coal power plants and active greenhouse gas regulation for power plants (such as Europe’s emissions trading scheme, which became effective in 2005), we believe supercritical boiler technology will continue to be the preference in the European utility boiler market sector. We believe that, with the supercritical CFB and PC boiler projects described above, we are well positioned to pursue this market sector by offering both PC and CFB-type supercritical boilers. Historically, PC boiler technology has been the only combustion technology choice for the supercritical utility boiler market segment globally. However, we believe that supercritical CFB boiler technology has the potential to penetrate the supercritical utility boiler market and to shift a portion of the market away from PC to CFB-type boilers, especially for non-premium solid fuels such as lignite, brown coals and waste coals. Since we expect to be the first boiler supplier with an operational supercritical CFB reference plant (which is planned for the spring of 2009), we believe we are well positioned to pursue this market opportunity.
     From the industrial sector, driven by increasing power prices and high oil and gas pricing, we are seeing growth in the solid fuel industrial power market, which is benefiting sales of our industrial boilers. The European Union, or EU, has established regulation and incentive programs to encourage the use of biomass and other waste fuels, which we believe is spurring growth both in the industrial and utility sectors for our CFB boilers market. The EU’s landfill and waste recycling directives (which became effective in 2004) have opened a new market for our CFB boilers firing refuse-derived fuels. The EU’s Large Combustion Plant Directive, or LCPD (which has governed the emission regulation of utility power plants in Europe over the last five years and continues to be revised to enforce even tighter emission standards) is expected to drive growth in the retrofit pollution control market, which should benefit our environmental products business. Due to the LCPD’s relatively mild first step reduction goals, we do not expect to see significant growth until after 2008 when the second phase of the program calls for tighter emission limits. Finally, coal utility power plants in Europe are operating at greater capacity to produce more electricity spurring maintenance and life extension investment by owners. Similar to the United States, reduced capacity margins are driving this market, which is having a positive effect on the volume of our boiler service sales.
     In Asia, we believe that high economic growth continues to drive strong power demand growth and demand for new power capacity. We believe that the region’s historically high coal use, now coupled with high world oil and gas pricing, will likely continue to drive growth for coal-fueled utility and industrial boilers in the region. The region contains some of the world’s largest utility and industrial boiler markets, such as China and India, offering opportunities to our Global Power Group businesses. Historically, it has been difficult for foreign companies to penetrate these markets due to national trade policies and client preference for local companies. To maximize our opportunities, we are continuing our licensing strategy, which allows us to gain access to these closed markets while also expanding our capacity and resources through our licensees to expand further in the global market place. Due to the region’s growing environmental awareness, we see opportunities for our entire new boiler line from small industrial boilers to large utility supercritical boilers, as well as for our environmental retrofit products (such as low NOx combustion systems and coal pulverizers). Finally, reduced capacity margins are also resulting in coal utility power plants operating at greater capacity to produce more electricity, which in turn spurs maintenance and life extension investment by owners, offering further opportunity for our boiler services.
Liquidity and Capital Resources
     First Quarter 2007 Activities
     As of March 30, 2007, we had cash and cash equivalents on hand, short-term investments and restricted cash totaling $612,600, compared to $630,000 as of December 29, 2006. The decrease results primarily from cash used in operations of $26,400 and cash used in investing activities of $1,700, partially offset by cash provided by financing activities of $7,900 and favorable exchange rate changes on cash and cash equivalents of $2,600. Of the $612,600 total at March 30, 2007, $530,700 was held by our foreign subsidiaries. Please refer to Note 1 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for additional details on cash and restricted cash balances.
     Cash used in operations in the first three months of 2007 was $26,400, compared to $25,900 in the comparable period in 2006. Although we had record net income in the first three months of 2007, we used cash in operations as a result of the following: (i) a significant use of working capital of $119,800, primarily within our foreign Global E&C Group and North American Global Power Group subsidiaries, (ii) making $35,000 of mandatory and discretionary contributions to our domestic pension plan, and (iii) funding $10,600 of asbestos liability indemnity payments and defense costs. Our working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts. Working capital in our Global E&C Group tends to rise as the workload of reimbursable contracts increases since services are rendered prior to billing clients while working capital tends to decrease in our Global Power Group when the workload increases as cash tends to be received prior to ordering materials and equipment.
     Cash used in investing activities in the first three months of 2007 was $1,700, compared to cash provided from investing activities of $800 in the comparable period of 2006. The change results primarily from the following: (i) an increase in capital expenditures of $1,900 and (ii) a $4,100 decrease in the change in restricted cash in the first three months of 2007, compared to the comparable period of 2006, partially offset by (iii) a $6,300 return of investment from our unconsolidated affiliates in the first three months of 2007. The capital expenditures related primarily to leasehold improvements, information technology equipment and office equipment at our Global E&C Group offices in the United Kingdom, India, Continental Europe and Asia-Pacific. These expenditures reflect the increased volumes of business. In February 2007, we also purchased the stock of a Finnish company that owns patented coal flow measuring technology. The purchase price, net of cash acquired, was €1,112 (approximately $1,500 at the exchange rate in effect at the time of the acquisition).
     Cash provided by financing activities in the first three months of 2007 was $7,900, compared to $78,400 in the comparable period in 2006. The cash provided by financing activities in the first three months of 2007 reflects primarily stock option proceeds, while the cash provided by financing activities in the first three months of 2006 reflects primarily warrant offer proceeds. In January 2006, we completed transactions that increased the number of common shares to be delivered upon the exercise of our Class A and Class B common share purchase warrants during the offer period and raised $75,300 in net proceeds. We used the warrant proceeds to redeem the remaining amounts of our 2011 senior notes and trust preferred securities in the second quarter of 2006.
     Outlook
     Our weekly liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, working capital needs, unused credit line availability and claims recoveries and proceeds from asset sales, if any. These forecasts extend over a rolling 12-month period and continue to indicate that our existing cash balances and forecasted net cash provided from operating activities will be sufficient to fund our operations throughout the next 12 months. The majority of our cash balances are invested in short-term interest bearing accounts. As we did in the first quarter of 2007, we are considering investing some of our cash in longer-term investment opportunities, including the reduction of certain liabilities such as unfunded pension liabilities and/or the acquisition of other entities or operations in the engineering and construction industry.

     It is customary in the industries in which we operate to provide standby letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. We believe that we will have sufficient letter of credit capacity from existing facilities throughout the next 12 months.
     We are required in certain circumstances to provide security to banks and the surety to obtain new standby letters of credit, bank guarantees and performance bonds. Certain of our European subsidiaries are required to and have cash collateralized $5,900 and $5,300 of their bonding requirements as of March 30, 2007 and December 29, 2006, respectively.
     Our domestic operating entities do not generate sufficient cash flow to fund our obligations related to corporate overhead expenses and asbestos liabilities. Consequently, we require cash repatriations from our non-U.S. subsidiaries in the normal course of our operations to meet our domestic cash needs and have successfully repatriated cash for many years. We repatriated $35,600 and $51,500 from our non-U.S. subsidiaries in the first three months of 2007 and 2006, respectively. Our current 2007 forecast assumes total cash repatriation from our non-U.S. subsidiaries of approximately $112,700 from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends.
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
     We have funded $10,600 of the asbestos liability indemnity payments and defense costs from our cash flow in the first three months of 2007, net of the cash received from insurance settlements. We expect to fund $32,300 of the asbestos liability indemnity and defense costs from our cash flow in fiscal year 2007, net of the cash expected to be received from existing insurance settlements. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos insurance liability, the asbestos insurance receivable recorded on our balance sheet will decrease.
     We anticipate spending €17,800 (approximately $23,800 at the exchange rate in effect as of March 30, 2007) in FW Power S.r.L., in 2007 as we continue construction of the electric power generating wind farm projects in Italy. We anticipate financing €15,600 (approximately $20,800 at the exchange rate in effect as of March 30, 2007) of these construction costs with special-purpose limited recourse project debt, although such financing has not yet been secured.
     On May 4, 2007, we executed an amendment to the domestic senior credit agreement to increase the facility to $450,000, to reduce the pricing on a portion of the letters of credit issued under the facility and to restore an “accordion” feature, which permits further increases of up to $100,000 in total availability under the facility. The letter of credit fees now range from 1.50% to 1.60%. We do not intend to borrow under our domestic revolving credit facility during 2007.
     Please refer to Note 4 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations.
     We have not declared or paid a common share dividend since July 2001. Our current credit agreement contains limitations on dividend payments and we have no plans to pay a dividend during 2007.
     Capital Structure
     We have the following common shares and common share equivalents as of May 2, 2007:

	Outstanding	Common Share
	Units	Equivalents
Common shares	70,417,555	70,417,555
Convertible preferred shares	3,466	225,720
Stock options	1,256,068	1,256,068
Class A common share purchase warrants	208,618	351,334
Class B common share purchase warrants	14,190,001	1,025,937
Restricted stock units	98,987	98,987

Common shares and common share equivalents outstanding		73,375,601
Common shares available for issuance		74,626,325

Authorized common shares		148,001,926

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
Off-Balance Sheet Arrangements
     We own several non-controlling equity interests in power projects in Chile and Italy. Certain of the projects have third-party debt that is not consolidated in our balance sheet. We have also issued certain guarantees for the Chilean project. Please refer to Note 3 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information related to these projects.
Backlog and New Orders
     The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are legally binding and likely to proceed. Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur. The elapsed time from the award of a contract to completion of performance may be up to four years. The dollar amount of backlog is not necessarily indicative of our future earnings related to the performance of such work due to factors outside our control, such as changes in project schedules or project cancellations. We cannot predict with certainty the portion of backlog to be performed in a given year. Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost and sales of subsidiaries, if any.
     Backlog measured in Foster Wheeler scope reflects the dollar value of backlog excluding third-party costs incurred by us on a reimbursable basis as agent or principal (i.e., flow-through costs). Foster Wheeler scope measures the component of backlog with mark-up and corresponds to our services plus fees for reimbursable contracts and total selling price for lump-sum contracts.

	Three Months Ended March 30, 2007			Three Months Ended March 31, 2006
	Global	Global		Global	Global
	E&C	Power		E&C	Power
	Group	Group	Total	Group	Group	Total
NEW ORDERS BY PROJECT LOCATION:
North America	$28,600	$402,500	$431,100	$57,000	$274,900	$331,900
South America	4,300	5,300	9,600	11,400	44,000	55,400
Europe	224,900	60,100	285,000	96,900	67,100	164,000
Asia	337,300	70,800	408,100	77,100	28,000	105,100
Middle East	184,500	4,700	189,200	848,400	200	848,600
Australasia and other	93,100	400	93,500	24,400	—	24,400

Total	$872,700	$543,800	$1,416,500	$1,115,200	$414,200	$1,529,400

NEW ORDERS BY INDUSTRY:
Power generation	$10,900	$513,600	$524,500	$1,700	$389,000	$390,700
Oil refining	520,200	—	520,200	172,600	—	172,600
Pharmaceutical	42,800	—	42,800	30,900	—	30,900
Oil and gas	173,100	—	173,100	49,000	—	49,000
Chemical/petrochemical	107,900	—	107,900	850,100	—	850,100
Power plant operation and maintenance	—	30,200	30,200	—	25,200	25,200
Environmental	4,200	—	4,200	4,500	—	4,500
Other, net of eliminations	13,600	—	13,600	6,400	—	6,400

Total	$872,700	$543,800	$1,416,500	$1,115,200	$414,200	$1,529,400

	March 30, 2007			March 31, 2006
	Global	Global		Global	Global
	E&C	Power		E&C	Power
	Group	Group	Total	Group	Group	Total
BACKLOG (FUTURE REVENUES) BY CONTRACT TYPE:
Lump-sum turnkey	$175,500	$197,000	$372,500	$323,400	$319,100	$642,500
Other fixed-price	384,000	839,500	1,223,500	257,500	779,800	1,037,300
Reimbursable	4,026,300	121,400	4,147,700	2,827,100	66,600	2,893,700
Eliminations	(31,100)	(6,100)	(37,200)	(15,300)	(4,800)	(20,100)

Total	$4,554,700	$1,151,800	$5,706,500	$3,392,700	$1,160,700	$4,553,400

BACKLOG (FUTURE REVENUES) BY PROJECT LOCATION:
North America	$186,400	$662,200	$848,600	$129,500	$603,700	$733,200
South America	38,900	37,000	75,900	101,300	55,000	156,300
Europe	624,100	321,200	945,300	392,800	384,500	777,300
Asia	1,466,300	129,700	1,596,000	242,000	113,900	355,900
Middle East	1,568,500	600	1,569,100	1,640,000	1,400	1,641,400
Australasia and other	670,500	1,100	671,600	887,100	2,200	889,300

Total	$4,554,700	$1,151,800	$5,706,500	$3,392,700	$1,160,700	$4,553,400

BACKLOG (FUTURE REVENUES) BY INDUSTRY:
Power generation	$49,300	$1,033,300	$1,082,600	$128,800	$1,032,700	$1,161,500
Oil refining	1,929,900	—	1,929,900	894,400	—	894,400
Pharmaceutical	105,800	—	105,800	125,700	—	125,700
Oil and gas	831,200	—	831,200	1,057,000	—	1,057,000
Chemical/petrochemical	1,503,000	—	1,503,000	1,062,100	—	1,062,100
Power plant operation and maintenance	—	118,500	118,500	—	128,000	128,000
Environmental	58,500	—	58,500	75,000	—	75,000
Other, net of eliminations	77,000	—	77,000	49,700	—	49,700

Total	$4,554,700	$1,151,800	$5,706,500	$3,392,700	$1,160,700	$4,553,400

FOSTER WHEELER SCOPE IN BACKLOG	$1,601,500	$1,138,500	$2,740,000	$1,339,000	$1,146,400	$2,485,400

E&C MAN-HOURS IN BACKLOG (in thousands)	12,300		12,300	10,200		10,200

     The overall increase in consolidated backlog as of March 30, 2007, compared to March 31, 2006, was attributable to our Global E&C Group, where we have won a number of significant contracts. Significant contracts entered into by our Global E&C Group in the first three months of 2007 included: a contract with Malaysian Refining Company for the basic design engineering package and the engineering, procurement and construction management for a debottlenecking/revamp project at a refinery in Malaysia; a services contract with Indian Oil Corporation Limited for the Paradip Refinery Project, which is expected to be one of the largest integrated refinery petrochemicals complexes in India; a FEED and project management consultancy services contract by Osos Petrochemicals Company for a planned petrochemicals complex in Yanbu, Kingdom of Saudi Arabia; and a contract with Compañía Española de Petróleos, S.A. one of the main Spanish refining companies, for the detailed engineering of new crude, vacuum and gas recovery units at La Rabida Refinery in Huelva, Spain. The number of lump-sum turnkey contracts in backlog has declined for our Global E&C Group and we expect that trend to continue as our new orders have been, and are expected to continue to be, predominantly reimbursable.
     Significant contracts entered into by our Global Power Group in the first three months of 2007 included: the aforementioned contract with Longview Power, LLC for the D&S of a supercritical once-through pulverized-coal steam generator for a coal-fired generating facility located in West Virginia; a contract with Hanwha International Corporation for the D&S of three CFB steam generators for a chemical facility located in the Yeosu area of Southern Korea; and a contract with City of Utilities of Springfield, Missouri for the D&S of a natural circulation PC steam generator to be constructed at an existing power station.
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
     A full discussion of our critical accounting policies and estimates is included in our 2006 Form 10-K. The only significant change to our application of critical accounting policies and estimates is our adoption of FIN 48, as discussed below.
Accounting for Uncertainty in Income Taxes
     We adopted the provisions of FIN 48 on December 30, 2006, the first day of fiscal year 2007. In June 2006, the FASB issued FIN 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on the derecognition of the benefit of an uncertain tax position, classification of the unrecognized tax benefits in the balance sheet, accounting for and classification of interest and penalties on income tax uncertainties, accounting in interim periods and disclosures.
     Our subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and several non-U.S. jurisdictions, primarily in Europe and Asia. Tax returns are also filed in jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by the various jurisdictions in which we operate. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in certain jurisdictions may lapse without examination within the 12-month period from the balance sheet date. Other than the recurring effect of changes in unrecognized tax benefits due to the lapse of the statute of limitations, none of which are expected to be individually significant, there are no other reasonably possible changes that will significantly impact the amount of tax benefits recognized in our financial statements within the 12-month period from the balance sheet date. With few exceptions, we are no longer subject to U.S. (including federal, state and local), or non-U.S. income tax examinations by tax authorities for years before 2001.
     As a result of the adoption of FIN 48, we recognized a $4,400 reduction in the opening balance of our shareholders’ equity. This resulted from changes in the amount of tax benefits recognized related to uncertain tax positions and the accrual of interest and penalties.
     As of the adoption date, we had $44,800 of unrecognized tax benefits, of which $44,300 would, if recognized, affect our effective tax rate. There were no material changes in this amount during the three months ended March 30, 2007.
     We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions on our condensed consolidated statement of operations and comprehensive income. During the quarter ended March 30, 2007, we recorded $200 in interest expense and penalties. We had $22,900 accrued for the payment of interest and penalties as of March 30, 2007.
Accounting Developments
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.
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
Safe Harbor Statement
     This management’s discussion and analysis of financial condition and results of operations, other sections of this quarterly report on Form 10-Q and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler and the various industries within which we operate. These include statements regarding our expectation about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described under Part II, Item 1A, “Risk Factors” and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:
•	changes in the rate of economic growth in the United States and other major international economies;

•	changes in investment by the oil and gas, oil refining, chemical/petrochemical and power industries;

•	changes in the financial condition of our customers;

•	changes in regulatory environment;

•	changes in project design or schedules;

•	contract cancellations;

•	changes in our estimates of costs to complete projects;

•	changes in trade, monetary and fiscal policies worldwide;

•	currency fluctuations;

•	war and/or terrorist attacks on facilities either owned or where equipment or services are or may be provided;

•	interruptions to shipping lanes or other methods of transit;

•	outcomes of pending and future litigation, including litigation regarding our liability for damages and insurance coverage for asbestos exposure;

•	protection and validity of our patents and other intellectual property rights;

•	increasing competition by foreign and domestic companies;

•	compliance with our debt covenants;

•	recoverability of claims against our customers and others by us and claims by third parties against us; and

•	changes in estimates used in our critical accounting policies.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in the market risks as described in our annual report on Form 10-K for the year ended December 29, 2006.
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
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting in the quarter ended March 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Please refer to Note 12 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.
ITEM 1A. RISK FACTORS
Risk Factors Relating to Our Business
     Our business is subject to a number of risks and uncertainties, including those described below. If any of these events occur, our business could be harmed and the trading price of our securities could decline. The following discussion of risks relating to our business should be read carefully in connection with evaluating our business and the forward-looking statements contained in this quarterly report on Form 10-Q. For additional information regarding forward-looking statements, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Safe Harbor Statement.”
Our current and future lump-sum or fixed-price contracts and other shared risk contracts may result in significant losses if costs are greater than anticipated.
     Some of our contracts are fixed price contracts and other shared-risk contracts that are inherently risky because we agree to the selling price of the project at the time we enter into the contract. The selling price is based on estimates of the ultimate cost of the contract and we assume substantially all of the risks associated with completing the project, as well as the post-completion warranty obligations. Certain of these contracts are lump-sum turnkey projects where we are responsible for all aspects of the work from engineering through construction, as well as commissioning, all for a fixed selling price.
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
     We may bid for and enter into such contracts through partnerships or joint ventures with third-parties. This may increase our ability and willingness to bid for increased numbers of contracts and/or increased size of contracts. Entering into these partnerships or joint ventures will expose us to credit and performance risks of those third-party partners, which could have a negative impact on our business and our results of operations if these parties fail to perform under the arrangements.
     Because we recognize operating revenues and costs of operating revenues on a percentage-of-completion basis, revisions to revenues and estimated costs could result in changes to previously recorded revenues, costs and profits. For further information on our revenue recognition methodology, please refer to Note 1, “Summary of Significant Accounting Policies—Revenue Recognition on Long-Term Contracts,” to the condensed consolidated financial statements in this quarterly report on Form 10-Q.
Failure by us to successfully defend against claims made against us by project owners or by our project subcontractors, or failure by us to recover adequately on claims made against project owners, could materially adversely affect our business, financial condition, results of operations and cash flow.
     In the ordinary course of business, claims involving project owners and subcontractors are brought against us and by us in connection with our project contracts. Claims brought against us include back charges for alleged defective or incomplete work, breaches of warranty and/or late completion of the project work and claims for canceled projects. The claims and back charges can involve actual damages, as well as contractually agreed upon liquidated sums. If we were found to be liable on any of the project claims against us, we would have to incur a charge against earnings to the extent a reserve had not been established for the matter in our accounts and an associated impact to our cash flow. Claims brought by us against project owners include claims for additional costs incurred in excess of current contract provisions arising out of project delays and changes in the initial scope of work. Claims between us and our subcontractors and vendors include claims like any of those described above. These project claims, if not resolved through negotiation, are often subject to lengthy and expensive litigation or arbitration proceedings. Charges associated with claims brought against us and by us could materially adversely impact our business, financial condition, results of operations and cash flow.
We require cash repatriations from our non-U.S. subsidiaries to meet our domestic cash needs related to our asbestos-related liabilities and corporate overhead expenses. Our ability to repatriate funds from our non-U.S. subsidiaries is limited by a number of factors.
     As of March 30, 2007, we had cash, cash equivalents, short-term investments and restricted cash of $612,600, of which $530,700 was held by our non-U.S. subsidiaries. Our fiscal year 2007 forecast assumes total cash repatriation from our non-U.S. subsidiaries of approximately $112,700 from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends. There can be no assurance that the forecasted foreign cash repatriation will occur as our non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, to comply with covenants and for other general corporate purposes. The repatriation of funds may also subject those funds to taxation.
Our international operations involve risks that may limit or disrupt operations, limit repatriation of cash, increase foreign taxation or otherwise materially adversely affect our business, financial condition, results of operations and cash flow.
     We have substantial international operations that are conducted through foreign and domestic subsidiaries, as well as through agreements with foreign joint venture partners. Our international operations accounted for approximately 81% of our operating revenues and substantially all of our operating cash flow in the first three months of 2007. We have international operations in Europe, Asia, Australia, Africa and South America. Additionally, we purchase materials and equipment on a worldwide basis. Our foreign operations are subject to risks that could materially adversely affect our business, financial condition, results of operations and cash flow, including:
•	uncertain political, legal and economic environments;

•	potential incompatibility with foreign joint venture partners;

•	foreign currency controls and fluctuations;

•	energy prices and availability;

•	terrorist attacks;

•	the imposition of additional governmental controls and regulations;

•	war and civil disturbances;

•	labor problems; and

•	interruption or delays in international shipping and/or increases in the costs of international shipping.
     Because of these risks, our international operations and our execution of projects may be limited, or disrupted; we may lose contract rights; our foreign taxation may be increased; or we may be limited in repatriating earnings. In addition, in some cases, applicable law and joint venture or other agreements may provide that each joint venture partner is jointly and severally liable for all liabilities of the venture. These potential events and liabilities could materially adversely affect our business, financial condition, results of operations and cash flow.
We may invest in longer-term investment opportunities, such as the acquisition of other entities or operations in the engineering and construction industry. Acquisitions of other entities or operations have risks that could materially adversely affect our business, financial condition, results of operations and cash flow.
     We may seek to acquire other entities or operations in the engineering and construction industry. The acquisition of engineering and construction companies and assets is subject to substantial risks, including the failure to identify material problems during due diligence, the risk of over-paying for assets and the inability to arrange financing for an acquisition as may be required or desired. Further, the integration and consolidation of acquisitions requires substantial human, financial and other resources and, ultimately, our acquisitions may not be successfully integrated and our resources may be diverted. There can be no assurances that any future acquisitions will perform as expected or that the returns from such acquisitions will support the investment required to acquire them or the capital expenditures needed to develop them.
Certain of our various debt agreements impose financial covenants, which may prevent us from capitalizing on business opportunities, which could materially adversely affect our business, financial condition, results of operations and cash flow.
     Our senior credit agreement imposes financial covenants on us. These covenants limit our ability to incur indebtedness, pay dividends or make other distributions, make investments and sell assets. These limitations may restrict our ability to pursue business opportunities, which could impede our ability to compete and could negatively impact our business. Failure to comply with these covenants may allow lenders to elect to accelerate the repayment dates of certain of our existing or future outstanding debt or other obligations. We may not be able to repay such obligations if accelerated. Our failure to repay such obligations could materially adversely affect our business, financial condition, results of operations and cash flow.
We face limitations on our ability to obtain new letters of credit and bank guarantees on the same terms as we have historically. If we were unable to obtain letters of credit and bank guarantees on reasonable terms, our business, financial condition, results of operations and cash flow could be materially adversely affected.
     It is customary in the industries in which we operate to provide letters of credit and bank guarantees in favor of clients to secure obligations under contracts. We may not be able to continue obtaining new letters of credit and bank guarantees in sufficient quantities to match our business requirements or at favorable rates. If our financial condition deteriorates, we may also be required to provide cash collateral or other security to maintain existing letters of credit and bank guarantees. If this occurs, our ability to perform under existing contracts may be adversely affected and our business, financial condition, results of operations and cash flow could be materially adversely affected.
We may have high working capital requirements and we may have difficulty obtaining additional financing, which could negatively impact our business, financial condition, results of operations and cash flow.
     In some cases, we may require significant amounts of working capital to finance the purchase of materials and performance of engineering, construction and other work on certain of our projects before we receive payment from our customers. In some cases, we are contractually obligated to our customers to fund working capital on our projects. Increases in working capital requirements could materially adversely affect our business, financial condition, results of operations and cash flow.
Projects included in our backlog may be delayed or cancelled, which could materially adversely affect our business, financial condition, results of operations and cash flow.
     The dollar amount of backlog does not necessarily indicate future earnings related to the performance of that work. Backlog refers to expected future revenues under signed contracts and legally binding letters of intent that we have determined are likely to be performed. Backlog projects represent only business that is considered firm, although cancellations or scope adjustments may and do occur. Because of changes in project scope and schedule, we cannot predict with certainty when or if backlog will be performed. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us. Material delays, cancellations or payment defaults could materially adversely affect our business, financial condition, results of operations and cash flow.
The number and cost of our current and future asbestos claims in the United States could be substantially higher than we have estimated and the timing of payment of claims could be sooner than we have estimated, which could materially adversely affect our business, financial condition, results of operations and cash flow.
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

     Since year-end 2004, we have worked with Analysis Research Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs for the following 15-year period. ARPC reviews our current year-to-date asbestos indemnity payments, defense costs and claims activity and compares them to our 15-year forecast prepared at the previous year-end. Based on its review, ARPC may recommend that the assumptions used to estimate our future asbestos liability be updated, as appropriate.
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
     The actual number of future claims, the mix of disease types and the amounts of indemnity and defense costs may exceed our current estimates. We update at least annually our forecasts to take into consideration recent claims experience and other developments, such as legislation and litigation outcomes, that may affect our estimates of future asbestos-related costs. The announcement of increases to asbestos liabilities as a result of revised forecasts, adverse jury verdicts or other negative developments involving asbestos litigation or insurance recoveries may cause the value or trading prices of our securities to decrease significantly. These negative developments could also negatively impact our liquidity, cause us to default under covenants in our indebtedness, cause our credit ratings to be downgraded, restrict our access to capital markets or otherwise materially adversely affect our business, financial condition, results of operations and cash flow.
The adequacy and timing of insurance recoveries of our asbestos-related costs in the United States is uncertain. The failure to obtain insurance recoveries could materially adversely affect our business, financial condition, results of operations and cash flow.
     Although we believe that a significant portion of our subsidiaries’ liability and defense costs for asbestos claims will be covered by insurance, the adequacy and timing of insurance recoveries is uncertain. Since year-end 2005, we have worked with Peterson Risk Consulting, nationally recognized experts in the estimation of insurance recoveries, to review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos insurance asset. Based on insurance policy data, historical claims data, future liability estimates and allocation methodology assumptions we provided them, Peterson Risk Consulting provided an analysis of the unsettled insurance asset as of year-end 2006. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset.
     The asset recorded on our condensed consolidated balance sheet represents our best estimate of settled and probable future insurance settlements relating to our domestic liability for pending and estimated future asbestos claims through year-end 2021. The estimate of recoveries from unsettled insurers in the insurance litigation discussed below is based upon assumptions relating to cost allocation, the application of New Jersey law to certain insurance coverage issues and other factors. The insurance asset also includes an estimate of the amount of recoveries under existing settlements with other insurers. On February 13, 2001, litigation was commenced against certain of our subsidiaries by certain of our insurers seeking to recover from other insurers amounts previously paid by them and to adjudicate their rights and responsibilities under our subsidiaries’ insurance policies. As of March 30, 2007, we estimated the value of our asbestos insurance asset contested by our subsidiaries’ insurers in this litigation as $32,700. While this litigation has been pending, we have had to cover a substantial portion of our settlement payments and defense costs out of our cash flow.
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
     Even if the coverage litigation is resolved in a manner favorable to us, our insurance recoveries (both from the litigation and from settlements) may be limited by insolvencies among our insurers. We have not assumed recovery in the estimate of our asbestos insurance asset from any of our currently insolvent insurers. Other insurers may become insolvent in the future and our insurers also may fail to reimburse amounts owed to us on a timely basis. If we fail to realize expected insurance recoveries, or experience delays in receiving material amounts from our insurers, our business, financial condition, results of operations and cash flow could be materially adversely affected.
The U.S. Congress could pass federal legislation addressing asbestos-related claims, which could require us to pay amounts in excess of current estimates of our net asbestos liability and which could adversely affect our business, financial condition, results of operations and long-term cash flow.
     From time to time various bills have been introduced in the U.S. Congress seeking to deal with asbestos litigation, including asbestos trust fund legislation that was considered in the U.S. Senate in 2006. Although such legislation has not been reintroduced in the current Congress, if it were reintroduced and enacted into law in substantially similar form, it could require us to contribute amounts into a national trust fund in excess of our forecasted asbestos liability, net of expected insurance recoveries.
A number of asbestos-related claims have been received by our subsidiaries in the United Kingdom. To date, these claims have been covered by insurance policies and proceeds from the policies have been paid directly to the plaintiffs. The timing and amount of asbestos claims that may be made in the future, the financial solvency of the insurers and the amount that may be paid to resolve the claims, are uncertain. The insurance carriers’ failure to make payments due under the policies could materially adversely affect our business, financial condition, results of operations and cash flow.
     Some of our subsidiaries in the United Kingdom have received claims alleging personal injury arising from exposure to asbestos in connection with work performed, or heat exchange devices assembled, installed and/or sold, by our subsidiaries. We expect these subsidiaries to be named as defendants in additional suits and claims brought in the future. To date, insurance policies have provided coverage for substantially all of the costs incurred in connection with resolving asbestos claims in the United Kingdom. In our condensed consolidated balance sheet, we have recorded U.K. asbestos-related insurance recoveries equal to the U.K. asbestos-related liabilities, which are comprised of an estimated liability relating to open (outstanding) claims and an estimated liability relating to future unasserted claims through year-end 2021. Our ability to continue to recover under these insurance policies is dependent upon, among other things, the timing and amount of asbestos claims that may be made in the future, the financial solvency of our insurers and the amount that may be paid to resolve the claims. These factors could significantly limit our insurance recoveries, which could materially adversely affect our business, financial condition, results of operations and cash flow.
Because our operations are concentrated in four particular industries, we may be adversely impacted by economic or other developments in these industries.
     We derive a significant amount of revenues from services provided to clients that are concentrated in four industries: oil and gas, oil refining, chemical/petrochemical and power. Unfavorable economic or other developments in one or more of these industries could adversely affect our clients and could materially adversely affect our business, financial condition, results of operations and cash flow.
We may lose business to competitors.
     We are engaged in highly competitive businesses in which customer contracts are often awarded through bidding processes based on price and the acceptance of certain risks. We compete with other general and specialty contractors, both foreign and domestic, including large international contractors and small local contractors. The strong competition in our markets requires maintaining skilled personnel, investing in technology and also puts pressure on profit margins. Because of this, we could be prevented from obtaining contracts for which we have bid due to price, greater perceived financial strength and resources of our competitors and/or perceived technology advantages.
A failure by us to attract and retain qualified personnel, joint venture partners, advisors and subcontractors could materially adversely affect our business, financial condition, results of operations and cash flow.
     Our ability to attract and retain qualified engineers and other professional personnel, as well as joint venture partners, advisors and subcontractors, will be an important factor in determining our future success. The market for these professionals, joint venture partners, advisors and subcontractors is competitive and we may not be successful in efforts to attract and retain these professionals, joint venture partners, advisors and subcontractors. Failure to attract or retain these workers could materially adversely affect our business, financial condition, results of operations and cash flow.
We are subject to various environmental laws and regulations in the countries in which we operate. If we fail to comply with these laws and regulations, we may incur significant costs and penalties that could materially adversely affect our business, financial condition, results of operations and cash flow.
     Our operations are subject to U.S., European and other laws and regulations governing the generation, management and use of regulated materials, the discharge of materials into the environment, the remediation of environmental contamination, or otherwise relating to environmental protection. Both our Global E&C Group and Global Power Group make use of and produce as wastes or byproducts substances that are considered to be hazardous under these environmental laws and regulations. We may be subject to liabilities for environmental contamination as an owner or operator of a facility or as a generator of hazardous substances without regard to negligence or fault, and we are subject to additional liabilities if we do not comply with applicable laws regulating such hazardous substances, and, in either case, such liabilities can be substantial.
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

ITEM 6. EXHIBITS

Exhibit No.	Exhibits
3.1	Memorandum of Association of Foster Wheeler Ltd. (Filed as Annex II to Foster Wheeler Ltd.’s Form S-4/A (File No. 333-52468) filed on March 9, 2001, and incorporated herein by reference.)

3.2	Memoranda of Reduction of Share Capital and Memorandum of Increase in Share Capital each dated December 1, 2004. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, dated November 29, 2004 and filed on December 2, 2004, and incorporated herein by reference.)

3.3	Certificate of Designation relating to Foster Wheeler Ltd.’s Series B Convertible Preferred Shares, adopted on September 24, 2004. (Filed as Exhibit 3.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 24, 2004, and incorporated herein by reference.)

3.4	Bye-Laws of Foster Wheeler Ltd., amended May 9, 2006. (Filed as Exhibit 3.2 to Foster Wheeler Ltd.’s Form 8-K, dated May 9, 2006 and filed on May 12, 2006, and incorporated herein by reference.)

10.1	First Amendment to the Employment Agreement, dated January 30, 2007, between Foster Wheeler Ltd. and Raymond J. Milchovich. (Filed as Exhibit 10.2 to Foster Wheeler Ltd.’s Form 8-K, dated January 30, 2007 and filed on February 2, 2007, and incorporated herein by reference.)

10.2	Second Amendment to the Employment Agreement, dated February 27, 2007, between Foster Wheeler Ltd. and Raymond J. Milchovich. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated February 27, 2007 and filed on March 2, 2007, and incorporated herein by reference.)

10.3	Second Amendment to the Employment Agreement, dated as of January 30, 2007, between Foster Wheeler Ltd. and John T. La Duc. (Filed as Exhibit 10.1 to Foster Wheeler Ltd.’s Form 8-K, dated January 30, 2007 and filed on February 2, 2007, and incorporated herein by reference.)

10.4	Amendment No. 1, dated May 4, 2007, to the Credit Agreement, dated September 13, 2006, between Foster Wheeler LLC, Foster Wheeler Inc., Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation and Foster Wheeler International Corporation, Foster Wheeler Ltd., Foster Wheeler Holdings Ltd., the subsidiary guarantors party thereto, the lenders party thereto, and BNP Paribas.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of John T. La Duc

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of John T. La Duc

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
FOSTER WHEELER LTD.
(Registrant)

Date: May 9, 2007	/s/ Raymond J. Milchovich

Raymond J. Milchovich
Chairman and Chief Executive Officer

Date: May 9, 2007	/s/ John T. La Duc

John T. La Duc
Executive Vice President and Chief Financial Officer