Form 10-Q
period 2007-06-29
FOSTER WHEELER LTD
filed 2007-08-08
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,313,019 common shares ($0.01 par value) were outstanding as of August 1, 2007.

FOSTER WHEELER LTD.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands of dollars, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Operating revenues	$1,189,766	$745,307	$2,341,888	$1,391,149
Cost of operating revenues	(1,020,920)	(617,365)	(1,965,530)	(1,182,889)

Contract profit	168,846	127,942	376,358	208,260

Selling, general and administrative expenses	(62,305)	(57,888)	(117,393)	(108,027)
Other income	21,691	20,113	33,207	35,868
Other deductions	(17,231)	(10,773)	(25,403)	(18,087)
Interest expense	(5,211)	(6,788)	(9,936)	(14,735)
Minority interest in income of consolidated affiliates	(964)	(1,385)	(3,273)	(996)
Net asbestos-related gain	—	79,590	—	79,590
Loss on debt reduction initiatives	—	(12,318)	—	(12,483)

Income before income taxes	104,826	138,493	253,560	169,390
Provision for income taxes	(32,976)	(30,075)	(66,885)	(46,341)

Net income	$71,850	$108,418	$186,675	$123,049

Earnings per common share (see Note 1):
Basic	$1.02	$1.62	$2.66	$1.60

Diluted	$0.99	$1.53	$2.59	$1.48

Other comprehensive income/(loss):
Net income	$71,850	$108,418	$186,675	$123,049
Foreign currency translation adjustments	4,318	(2,462)	9,382	(812)
Net gain on derivative instruments designated as cash flow hedges, net of tax	1,513	268	1,866	268
Defined benefit pension and other postretirement plans:
Minimum pension liability adjustment, net of tax	—	—	—	(538)
Reclassification adjustment for amortization of prior service cost/(credit), net loss/(gain) and transition obligation/(asset) included in net periodic benefit expense, net of tax	3,848	—	7,898	—

Comprehensive income	$81,529	$106,224	$205,821	$121,967

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)
(unaudited)

	June 29,	December 29,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$756,736	$610,887
Accounts and notes receivable, net:
Trade	454,834	483,819
Other	101,104	83,497
Contracts in process	240,535	159,121
Prepaid, deferred and refundable income taxes	21,761	20,708
Other current assets	29,886	31,288

Total current assets	1,604,856	1,389,320

Land, buildings and equipment, net	304,031	302,488
Restricted cash	26,130	19,080
Notes and accounts receivable — long-term	3,051	5,395
Investments in and advances to unconsolidated affiliates	169,182	167,186
Goodwill, net	51,731	51,573
Other intangible assets, net	62,044	62,004
Asbestos-related insurance recovery receivable	335,862	350,322
Other assets	91,103	91,081
Deferred income taxes	123,483	127,574

TOTAL ASSETS	$2,771,473	$2,566,023

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments on long-term debt	$22,192	$21,477
Accounts payable	288,948	263,715
Accrued expenses	297,385	288,658
Billings in excess of costs and estimated earnings on uncompleted contracts	615,029	622,422
Income taxes payable	76,337	51,331

Total current liabilities	1,299,891	1,247,603

Long-term debt	174,900	181,492
Deferred income taxes	68,983	66,522
Pension, postretirement and other employee benefits	345,918	385,976
Asbestos-related liability	384,824	424,628
Other long-term liabilities and minority interest	205,025	196,092
Commitments and contingencies

TOTAL LIABILITIES	2,479,541	2,502,313

Temporary Equity:
Non-vested restricted awards subject to redemption	2,726	983

TOTAL TEMPORARY EQUITY	2,726	983

Shareholders’ Equity:
Preferred shares:
$0.01 par value; authorized: June 29, 2007 - 903,498 shares and December 29, 2006 - 903,714 shares; issued and outstanding:
June 29, 2007 - 3,442 shares and December 29, 2006 - 3,658 shares	—	—
Common shares:
$0.01 par value; authorized: June 29, 2007 - 148,001,950 shares and December 29, 2006 - 148,001,734 shares; issued and outstanding:
June 29, 2007 - 71,285,221 shares and December 29, 2006 - 69,091,474 shares	711	690
Paid-in capital	1,374,485	1,349,492
Accumulated deficit	(761,794)	(944,113)
Accumulated other comprehensive loss	(324,196)	(343,342)

TOTAL SHAREHOLDERS’ EQUITY	289,206	62,727

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$2,771,473	$2,566,023

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)
(in thousands of dollars, except share data)
(unaudited)

	Six Months Ended
	June 29, 2007		June 30, 2006
	Shares	Amount	Shares	Amount
Preferred Shares:
Balance at beginning of year	3,658	$—	4,195	$—
Preferred shares converted into common shares	(216)	—	(443)	—

Balance at end of period	3,442	$—	3,752	$—

Common Shares:
Balance at beginning of year	69,091,474	$690	57,462,262	$575
Issuance of common shares upon exercise of common share purchase warrants	446,425	4	8,415,519	84
Issuance of common shares upon equity-for-debt exchange	—	—	1,277,900	13
Issuance of common shares upon exercise of stock options	1,393,482	14	976,274	10
Issuance of common shares upon vesting of restricted awards	339,800	3	218,656	2
Issuance of common shares upon conversion of preferred shares	14,040	—	29,371	—

Balance at end of period	71,285,221	$711	68,379,982	$684

Paid-in Capital:
Balance at beginning of year		$1,349,492		$1,187,518
Issuance of common shares upon exercise of common share purchase warrants		4,182		75,317
Issuance of common shares upon equity-for-debt exchange		—		58,750
Issuance of common shares upon exercise of stock options		15,059		10,509
Share-based compensation expense-stock options and restricted awards		1,625		8,716
Excess tax benefit related to share-based compensation		4,130		1,115
Reclassification of unearned compensation balance upon adoption of SFAS No. 123R		—		(8,358)
Issuance of common shares upon vesting of restricted awards		(3)		(2)

Balance at end of period		$1,374,485		$1,333,565

Accumulated Deficit:
Balance at beginning of year		$(944,113)		$(1,206,097)
Cumulative effect of adoption of FIN 48		(4,356)		—

Balance at beginning of year, as adjusted		(948,469)		(1,206,097)
Net income for the period		186,675		123,049

Balance at end of period		$(761,794)		$(1,083,048)

Accumulated Other Comprehensive Loss:
Balance at beginning of year		$(343,342)		$(314,796)
Foreign currency translation adjustments		9,382		(812)
Net gain on derivative instruments designated as cash flow hedges, net of tax		1,866		268
Defined benefit pension and other postretirement plans:
Minimum pension liability adjustment, net of tax		—		(538)
Reclassification adjustment for amortization of prior service cost/(credit), net loss/(gain) and transition obligation/ (asset) included in net periodic benefit expense, net of tax		7,898		—

Balance at end of period		$(324,196)		$(315,878)

Unearned Compensation:
Balance at beginning of year		$—		$(8,358)
Reclassification of unearned compensation balance upon adoption of SFAS No. 123R		—		8,358

Balance at end of period		$—		$—

Total Shareholders’ Equity/(Deficit)		$289,206		$(64,677)

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars, except share data)
(unaudited)

	Six Months Ended
	June 29,	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$186,675	$123,049
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	17,399	14,266
Net asbestos-related gain	—	(79,590)
Loss on debt reduction initiatives	—	5,206
Share-based compensation expense-stock options and restricted awards	3,368	8,716
Excess tax benefit related to share-based compensation	(3,888)	(984)
Deferred tax	8,616	6,275
Gain on sale of assets	(6,700)	(1,024)
Equity in the net earnings of partially-owned affiliates, net of dividends	(6,440)	(16,459)
Other noncash items	3,195	997
Changes in assets and liabilities:
Decrease/(increase) in receivables	22,839	(127,825)
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	(91,241)	77,587
Increase/(decrease) in accounts payable and accrued expenses	27,735	(25,733)
Increase in income taxes payable	27,334	35,858
Net change in other assets and liabilities	(56,977)	(51,285)

Net cash provided by/(used in) operating activities	131,915	(30,946)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(1,473)	457
Change in restricted cash	(6,673)	9,689
Capital expenditures	(13,016)	(10,058)
Proceeds from sale of assets	6,814	1,407
Investments in and advances to unconsolidated affiliates	(1,028)	(1,625)
Return of investment from unconsolidated affiliates	6,324	—

Net cash used in investing activities	(9,052)	(130)

CASH FLOWS FROM FINANCING ACTIVITIES
Partnership distributions to minority partners	(2,063)	(1,941)
Proceeds from common share purchase warrant exercises	4,186	75,401
Proceeds from stock option exercises	15,073	10,519
Excess tax benefit related to share-based compensation	3,888	984
Proceeds from issuance of long-term debt	380	1,247
Repayment of long-term debt and capital lease obligations	(6,421)	(77,554)

Net cash provided by financing activities	15,043	8,656

Effect of exchange rate changes on cash and cash equivalents	7,943	11,909

Increase/(decrease) in cash and cash equivalents	145,849	(10,511)
Cash and cash equivalents at beginning of year	610,887	350,669

Cash and cash equivalents at end of period	$756,736	$340,158

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)
(unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation — The condensed consolidated balance sheets as of June 29, 2007 and December 29, 2006, the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 29, 2007 and June 30, 2006 and the condensed consolidated statements of cash flows for the six months ended June 29, 2007 and June 30, 2006 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
     Principles of Consolidation — The condensed consolidated financial statements include the accounts of Foster Wheeler Ltd. and all significant domestic and foreign subsidiaries as well as certain entities in which we have a controlling interest. Intercompany transactions and balances have been eliminated.
     Our fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations.
     Revisions — Our prior period condensed consolidated statements of operations and comprehensive income have been revised to classify incentive bonus expense consistent with the classification of the underlying employees’ salary expense. There was no impact on net income as previously reported in the condensed consolidated statements of operations and comprehensive income, or on the condensed consolidated balance sheet or the condensed consolidated statement of cash flows. A summary of the financial statement line items affected by the revision is presented below.

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
	As Previously	As	As Previously	As
	Reported	Revised	Reported	Revised
Cost of operating revenues	$(613,852)	$(617,365)	$(1,177,669)	$(1,182,889)
Contract profit	131,455	127,942	213,480	208,260
Selling, general and administrative expenses	(61,401)	(57,888)	(113,247)	(108,027)
Net income	108,418	108,418	123,049	123,049
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including estimates of total costs and customer and vendor claims, employee benefit plan obligations, uncertain tax positions and deferred taxes, and asbestos liabilities and expected recoveries, among others.

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
     Revenues and profits on cost-reimbursable contracts are recorded as the services are rendered. We include flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when we are responsible for the engineering specifications and procurement for such costs.
     Contracts in process are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts.
     We have numerous contracts that are in various stages of completion. Such contracts require estimates to determine the extent of revenue and profit recognition. These estimates may be revised from time to time as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” we review all of our material contracts monthly and revise our estimates as appropriate. These estimate revisions, which include both increases and decreases in estimated profit, result from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from those previously estimated and testing of completed facilities which, in turn, eliminates or confirms completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and, therefore, tend to be earned late in a project’s life cycle. There were twenty-seven and six separate projects that had final estimated profit revisions exceeding $1,000 during the first six months of 2007 and 2006, respectively. The changes in final estimated profits resulted in a net increase/(decrease) to contract profit of $(12,360) and $8,890 during the three and six months ended June 29, 2007, respectively. Similarly, the changes in final estimated profits resulted in a net increase to contract profit of $7,370 and $3,380 during the three and six months ended June 30, 2006, respectively. Please see Note 11 for further information related to changes in final estimated profits.
     Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims in accordance with paragraph 65 of SOP 81-1, which states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. As of June 29, 2007, our condensed consolidated financial statements assumed recovery of commercial claims from customers of $12,300, of which $800 was yet to be expended. As of December 29, 2006, our condensed consolidated financial statements assumed recovery of commercial claims from customers of $3,900, all of which was recorded on our condensed consolidated balance sheet.
     In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs on receipt of the anticipated contract. We had no deferred pre-contract costs as of June 29, 2007 or December 29, 2006.
     Certain special-purpose subsidiaries in our global power business group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the corresponding service contracts.

     Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments with original maturities of three months or less. Cash and cash equivalents of $613,563 and $490,934 were maintained by our foreign subsidiaries as of June 29, 2007 and December 29, 2006, respectively. These subsidiaries require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, a portion of these funds may not be readily available for repatriation to U.S. entities.
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
     Investments in and Advances to Unconsolidated Affiliates — We use the equity method of accounting for affiliates in which our investment ownership ranges from 20% to 50% unless significant economic or governance considerations indicate that we are unable to exert significant influence in which case the cost method is used. The equity method is also used for affiliates in which our investment ownership is greater than 50% but we do not have a controlling interest. Currently, all of our significant investments in affiliates that are not consolidated are recorded using the equity method. Affiliates in which our investment ownership is less than 20% are carried at cost.
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
     As of June 29, 2007 and December 29, 2006, we had goodwill of $51,731 and $51,573, respectively. The increase of $158 in goodwill resulted from changes in foreign currency exchange rates. All of the goodwill is related to our global power business group. In 2006, the fair value of the reporting units exceeded the carrying amounts.

     As described further in Note 2, in February 2007, we acquired a Finnish company that owns patented coal flow measuring technology. In conjunction with the acquisition, we recorded $1,463 of identifiable intangible assets. Including these intangible assets, we had total unamortized identifiable intangible assets of $62,044 and $62,004 as of June 29, 2007 and December 29, 2006, respectively. The following table details amounts relating to those assets:

	June 29, 2007			December 29, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$38,783	$(20,109)	$18,674	$37,185	$(19,206)	$17,979
Trademarks	62,949	(19,579)	43,370	62,699	(18,674)	44,025

Total	$101,732	$(39,688)	$62,044	$99,884	$(37,880)	$62,004

     Amortization expense related to patents and trademarks, which is recorded within cost of operating revenues on the condensed consolidated statement of operations and comprehensive income, totaled $908 and $1,808 for the three and six months ended June 29, 2007, respectively. Similarly, amortization expense totaled $894 and $1,778 for the three and six months ended June 30, 2006, respectively. Amortization expense is expected to approximate $3,600 each year in the next five years.
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
     We maintain a foreign currency risk-management strategy that uses foreign currency forward contracts to protect us from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates between the functional currencies of our subsidiaries and the foreign currencies in which some of our operating purchases and sales are denominated. We utilize these contracts solely to hedge specific foreign currency exposures, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the three and six months ended June 29, 2007 and June 30, 2006, none of the contracts met the requirements for hedge accounting under SFAS No. 133. Accordingly, we recorded pretax foreign exchange gains of $1,113 and $666 for the three and six months ended June 29, 2007, respectively. Similarly, we recorded pretax foreign exchange gains of $2,291 and $2,370 for the three and six months ended June 30, 2006, respectively. These amounts were recorded in the following line items on the condensed consolidated statement of operations and comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Cost of operating revenues	$1,084	$2,420	$728	$2,407
Other income/(other deductions)	29	(129)	(62)	(37)

Pretax gain	$1,113	$2,291	$666	$2,370

     The mark-to-market adjustments on foreign exchange contracts for these unrealized gains or losses are recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on the condensed consolidated balance sheet.

     During the six months ended June 29, 2007 and June 30, 2006, we included cash inflows/(outflows) on the settlement of derivatives of $3,067 and $655, respectively, within the net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts in the operating activities section of the condensed consolidated statement of cash flows.
     Interest Rate Risk — We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. Certain of our affiliates in which we have an equity interest also use interest rate swap contracts to manage interest rate risk associated with their limited recourse project debt. Upon entering into the swap contracts, we designate the interest rate swaps as cash flow hedges in accordance with SFAS No. 133. We assess at inception, and on an ongoing basis, whether the interest rate swaps are highly effective in offsetting changes in the cash flows of the project debt. Consequently, we record the fair value of our interest rate swap contracts in our condensed consolidated balance sheet at each balance sheet date. Changes in the fair value of the interest rate swap contracts are recorded as a component of other comprehensive income/(loss). As of June 29, 2007 and December 29, 2006, we had net gains on the swap contracts of $2,208 and $342, respectively, which were recorded net of tax of $1,311 and $203, respectively, and were included in accumulated other comprehensive loss on the condensed consolidated balance sheet.
     Restrictions on Shareholders’ Dividends — We have not declared or paid a common share dividend since July 2001 and we do not have any plans to declare or pay any common share dividends. Our current credit agreement contains limitations on dividend payments.
     Earnings per Common Share — Basic and diluted earnings per common share are computed using net income attributable to common shareholders rather than total net income. As described further in Note 9, we completed two common share purchase warrant offer transactions in January 2006, which increased the number of common shares delivered upon the exercise of our Class A and Class B warrants during the offer period. We issued 373,948 additional common shares as a result of the warrant offers. Since the warrant holders were not necessarily common shareholders prior to the warrant offers, the issuance of the additional shares was not considered a pro rata common share dividend to common shareholders. Rather, the fair value of the additional shares was treated as a preferential distribution to a sub-set of common shareholders. Accordingly, we were required to reduce net income attributable to the common shareholders by the fair value of the additional common shares when calculating earnings per common share for the six months ended June 30, 2006. The fair value of the additional shares issued was $19,445, which was determined using the common share price at the time of issuance of the shares.
     Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the reporting period, excluding non-vested restricted shares of 124,470 and 750,558 as of June 29, 2007 and June 30, 2006, respectively. Restricted shares and restricted share units (collectively, “restricted awards”) are included in the weighted-average number of common shares outstanding when such shares vest.
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
     In profitable periods, outstanding stock options and warrants have a dilutive effect under the treasury stock method when our average common share market price for the period exceeds the assumed proceeds from the exercise of the warrant or option. The assumed proceeds include the exercise price, compensation cost, if any, for future service that has not yet been recognized in the condensed consolidated statement of operations and comprehensive income, and any tax benefits that would be recorded in paid-in capital when the option or warrant is exercised. Under the treasury stock method, the assumed proceeds are assumed to be used to repurchase common shares in the current period. The dilutive impact of the non-vested portion of restricted awards is determined using the treasury stock method, but the proceeds include only the unrecognized compensation cost and tax benefits as assumed proceeds.

     The computations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Net income	$71,850	$108,418	$186,675	$123,049
Fair value of additional shares issued as part of warrant offers	—	—	—	(19,445)

Net income attributable to common shareholders	$71,850	$108,418	$186,675	$103,604

Basic earnings per common share:
Net income attributable to common shareholders	$71,850	$108,418	$186,675	$103,604
Weighted-average number of common shares outstanding for basic earnings per common share	70,539,288	66,834,931	70,146,582	64,952,184

Basic earnings per common share	$1.02	$1.62	$2.66	$1.60

Diluted earnings per common share:
Net income attributable to common shareholders	$71,850	$108,418	$186,675	$103,604
Weighted-average number of common shares outstanding for basic earnings per common share	70,539,288	66,834,931	70,146,582	64,952,184
Effect of dilutive securities:
Options to purchase common shares	474,577	1,630,749	649,374	1,719,164
Warrants to purchase common shares	1,168,530	1,129,250	1,172,603	2,324,919
Non-vested portion of restricted awards	128,626	1,089,489	104,402	1,090,776

Weighted-average number of common shares outstanding for diluted earnings per common share	72,311,021	70,684,419	72,072,961	70,087,043

Diluted earnings per common share	$0.99	$1.53	$2.59	$1.48

     The following table summarizes the common share equivalent of potentially dilutive securities that have been excluded from the denominator used in the calculation of diluted earnings per common share due to their antidilutive effect:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Common shares issuable under outstanding options not included in the computation of diluted earnings per common share because the assumed proceeds were greater than our average common share price for the period	173,265	193,816	173,265	193,816

     Share-Based Compensation Plans — Our share-based compensation plans are accounted for in accordance with the provisions of SFAS No. 123R, “Share-Based Payment.” We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:
•	Expected volatility – we estimate the volatility of our common share price at the date of grant using historical volatility adjusted for periods of unusual stock price activity.

•	Expected term – we estimate the expected term of options granted to our chief executive officer based on a combination of vesting schedules, contractual life of the option, past history and estimates of future exercise behavior patterns. For other employees and the non-employee directors, we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Topic 14: Share-Based Payment.”

•	Risk-free interest rate – we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected life of the options in effect at the time of grant.

•	Dividends – we use an expected dividend yield of zero because we have not declared or paid a common share dividend since July 2001 and we do not have any plans to declare or pay any common share dividends.

•	Forfeitures – we estimate pre-vesting forfeitures at the time of grant using a combination of historical data and demographic characteristics, and we revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards that are expected to vest.
     We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	Six Months Ended
	June 29,	June 30,
	2007	2006
Expected volatility	42.33%	50.00%
Expected term	3.27 years	2.16 years
Risk-free interest rate	4.51%	5.15%
Expected dividend yield	0.00%	0.00%
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

2. Business Combinations
     On April 7, 2006, we completed the purchase of the remaining 51% interest in MF Power, a company that was 49% owned by us prior to the acquisition. We now own 100% of the equity interests of MF Power, which has been renamed FW Power S.r.L. (“FW Power”). FW Power is dedicated to the development, construction and operation of electric power generating wind farm projects in Italy. In accordance with the terms of the purchase agreement, we were required to pay a purchase price of €16,393, of which €12,580 (approximately $15,200 at the exchange rate in effect at the time of payment) was paid at closing and €3,813 (approximately $5,200 at the exchange rate in effect as of June 29, 2007) is due upon start of construction of the last of three wind farms being developed by FW Power. We expect to make the final payment before year-end 2007.
     In February 2007, we purchased the stock of a Finnish company that owns patented coal flow measuring technology. The purchase price, net of cash acquired, was €1,112 (approximately $1,473 at the exchange rate in effect at the time of the acquisition). The purchase price allocation for this acquisition was not material.
3. Equity Interests
     We own non-controlling equity interests in two electric power generation projects, one waste-to-energy project and one wind farm project in Italy and in a refinery/electric power generation project in Chile. The two electric power generation projects are each 42% owned by us, the waste-to-energy project is 39% owned by us and the wind farm project is 50% owned by us. The project in Chile is 85% owned by us; however, we do not have a controlling interest in the Chilean project as a result of participating rights held by the minority shareholder. The following is summarized financial information for the entities (each as a whole) in which we have an equity interest:

	June 29, 2007		December 29, 2006
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Balance Sheet Data:
Current assets	$191,966	$22,070	$199,606	$27,013
Other assets (primarily buildings and equipment)	590,270	151,429	536,543	156,236
Current liabilities	78,634	20,625	42,134	18,226
Other liabilities (primarily long-term debt)	446,773	82,805	470,618	88,836
Net assets	256,829	70,069	223,397	76,187

	Three Months Ended
	June 29, 2007		June 30, 2006
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Income Statement Data:
Total revenues	$70,168	$12,678	$87,869	$10,872
Gross profit	20,447	5,514	27,344	5,042
Income before income taxes	17,856	3,787	32,007	2,935
Net earnings	10,898	3,787	29,908	2,935

	Six Months Ended
	June 29, 2007		June 30, 2006
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Income Statement Data:
Total revenues	$144,741	$23,647	$171,656	$21,966
Gross profit	29,531	10,646	46,923	10,925
Income before income taxes	24,067	7,049	48,779	6,699
Net earnings	14,611	7,049	45,195	6,699

     Our share of equity in the net earnings of partially-owned affiliates, which are recorded within other income on the condensed consolidated statement of operations and comprehensive income, totaled $7,117 and $10,568 for the three and six months ended June 29, 2007, respectively. For the three and six months ended June 30, 2006, our share of equity in the net earnings of partially-owned affiliates totaled $14,914 and $22,665, respectively. In the third quarter of 2006, the majority owners of certain of the Italian projects sold their interests to another third party. Prior to this sale, our share of equity in the net earnings of these projects was reported on a pretax basis in other income and the associated taxes were reported in the provision for income taxes because we and the other partners elected pass-through taxation treatment under local law. As a direct result of the ownership change arising from the sale, the subject entities are now precluded from electing pass-through taxation treatment. As a result, commencing in the third quarter of 2006, we began reporting our share of the related after-tax earnings in other income. Our share of equity in the net earnings of these projects is reported in other income, net of a $2,400 and $3,100 tax provision for the three and six months ended June 29, 2007, respectively.
     Our investment in the equity affiliates, which is recorded within investments in and advances to unconsolidated affiliates on the condensed consolidated balance sheet, totaled $158,260 and $150,752 as of June 29, 2007 and December 29, 2006, respectively. Distributions of $10,899 and $7,378 were received during the six months ended June 29, 2007 and June 30, 2006, respectively.
     In the third quarter of 2006, we made an investment in a special-purpose entity in Italy that is dedicated to the development, construction and operation of a wind farm in Italy. We have evaluated the investment under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” and have concluded that while the entity is a variable interest entity, we are not the primary beneficiary. As such, we have included our share of the net earnings of the special-purpose entity in our condensed consolidated financial statements using the equity method. In the third quarter of 2007, we will re-evaluate our conclusion since the special-purpose entity has secured project financing in July 2007.
     We have guaranteed certain performance obligations of the Chilean project. We have a contingent obligation, which is measured annually based on the operating results of the Chilean project for the preceding year. We did not have a current payment obligation under this guarantee as of December 29, 2006.
     We also have a guarantee that supports the obligations of our subsidiary under the Chilean project’s operations and maintenance agreement. The guarantee is limited to $20,000 over the life of the operations and maintenance agreement, which extends through 2016. No amounts have ever been paid under the guarantee.
     In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that the Chilean project does not generate sufficient cash flow to make such payments. We are required to maintain the debt service reserve letter of credit during the term of the Chilean project’s debt, which matures in 2014. As of June 29, 2007, no amounts have been drawn under this letter of credit.

4. Long-term Debt
     The following table shows the components of our long-term debt:

	June 29, 2007			December 29, 2006
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$1,171	$65,800	$66,971	$1,537	$65,319	$66,856
Special-Purpose Limited Recourse Project Debt:
Camden County Energy Recovery Associates	9,360	41,427	50,787	9,360	41,427	50,787
FW Power	5,396	23,546	28,942	4,881	24,862	29,743
Foster Wheeler Coque Verde, L.P.	4,144	21,101	25,245	3,613	25,245	28,858
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	16	37	53	16	37	53
1999C Bonds at 7.25% interest, due October 15, 2024	—	20,491	20,491	—	20,491	20,491
1999D Bonds at 7% interest, due October 15, 2009	—	277	277	—	267	267
Intermediate Term Loans in China at 6.03% interest	1,971	1,970	3,941	—	3,844	3,844
Convertible Subordinated Notes at 6.50% interest, due June 1, 2007	—	—	—	2,070	—	2,070
Other	134	251	385	—	—	—

Total	$22,192	$174,900	$197,092	$21,477	$181,492	$202,969

     Domestic Senior Credit Agreement — In October 2006, we executed a five-year domestic senior credit agreement. In May 2007, we executed an amendment to our domestic senior credit agreement to increase the facility by $100,000 to $450,000, to reduce the pricing on a portion of the letters of credit issued under the facility and to restore a provision which permits future incremental increases of up to $100,000 in total availability under the facility. We can issue up to $450,000 under the letter of credit facility. A portion of the letters of credit issued under the domestic senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in the credit rating of the domestic senior credit agreement as reported by Moody’s Investors Service and/or Standard & Poor’s (“S&P”). We also have the option to use up to $100,000 of the $450,000 for revolving borrowings at a rate equal to adjusted LIBOR plus 1.50%, subject also to the performance pricing noted above. As a result of the improvement in our S&P credit rating in March 2007, we have achieved the lowest possible pricing under the performance pricing provisions of our domestic senior credit agreement.
     We had $257,690 and $189,036 of letters of credit outstanding under our domestic senior credit agreement as of June 29, 2007 and December 29, 2006, respectively. The letter of credit fees currently range from 1.50% to 1.60% of the outstanding amount. There were no funded borrowings under this agreement as of June 29, 2007 or December 29, 2006.

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
     Pension Benefits — Our defined benefit pension plans cover certain full-time employees. The components of benefit cost for our pension plans are as follows:

	Three Months Ended June 29, 2007				Three Months Ended June 30, 2006
	United	United			United	United
	States	Kingdom	Other	Total	States	Kingdom	Other	Total
Net Periodic Benefit Cost:
Service cost	$—	$3,482	$152	$3,634	$—	$3,874	$238	$4,112
Interest cost	4,872	11,240	406	16,518	4,645	8,951	424	14,020
Expected return on plan assets	(7,024)	(11,943)	(428)	(19,395)	(4,957)	(9,950)	(395)	(15,302)
Amortization of transition (asset)/obligation	—	(16)	22	6	—	(16)	22	6
Amortization of prior service cost	—	1,289	5	1,294	—	1,228	5	1,233
Amortization of net loss	864	4,348	158	5,370	1,065	4,273	230	5,568
Other	236	—	—	236	426	—	—	426

Total net periodic benefit (credit)/cost	$(1,052)	$8,400	$315	$7,663	$1,179	$8,360	$524	$10,063

Changes Recognized in Other Comprehensive Income:
Amortization of transition asset/(obligation)	$—	$16	$(22)	$(6)	$—	$—	$—	$—
Amortization of prior service cost	—	(1,289)	(5)	(1,294)	—	—	—	—
Amortization of net loss	(864)	(4,348)	(158)	(5,370)	—	—	—	—

Total income recognized in other comprehensive income	$(864)	$(5,621)	$(185)	$(6,670)	$—	$—	$—	$—

	Six Months Ended June 29, 2007				Six Months Ended June 30, 2006
	United	United			United	United
	States	Kingdom	Other	Total	States	Kingdom	Other	Total
Net Periodic Benefit Cost:
Service cost	$—	$6,908	$299	$7,207	$—	$7,611	$468	$8,079
Interest cost	9,516	22,301	791	32,608	9,289	17,560	835	27,684
Expected return on plan assets	(11,981)	(23,696)	(830)	(36,507)	(9,914)	(19,522)	(779)	(30,215)
Amortization of transition (asset)/obligation	—	(31)	43	12	—	(34)	43	9
Amortization of prior service cost	—	2,557	9	2,566	—	2,411	9	2,420
Amortization of net loss	1,643	8,628	307	10,578	2,131	8,376	455	10,962
Other	949	—	—	949	852	—	—	852

Total net periodic benefit cost	$127	$16,667	$619	$17,413	$2,358	$16,402	$1,031	$19,791

Changes Recognized in Other Comprehensive Income:
Amortization of transition asset/(obligation)	$—	$31	$(43)	$(12)	$—	$—	$—	$—
Amortization of prior service cost	—	(2,557)	(9)	(2,566)	—	—	—	—
Amortization of net loss	(1,643)	(8,628)	(307)	(10,578)	—	—	—	—

Total income recognized in other comprehensive income	$(1,643)	$(11,154)	$(359)	$(13,156)	$—	$—	$—	$—

     The U.S. pension plans, which are frozen to new entrants and additional benefit accruals, and the Canadian, Finnish and French plans are non-contributory. The U.K. plan, which is closed to new entrants, and the South African plan are contributory.

     At year-end 2006, we expected to make mandatory contributions of $20,400 to our U.S. pension plans in 2007. In March 2007, we made the full year 2007 mandatory contribution of $20,400 to our U.S. pension plans plus an additional discretionary contribution of $14,600. We do not expect to be required to make any further contributions to the U.S. pension plans until 2013 or later given our current actuarial assumptions. We also made a mandatory contribution of $17,100 to our foreign pension plans during the six months ended June 29, 2007. We expect to make total mandatory contributions approximating $34,200 to our foreign plans in 2007.
     Other Postretirement Benefits — Certain employees in the United States and Canada may become eligible for health care and life insurance benefits (“other postretirement benefits”) if they qualify for and commence normal or early retirement pension benefits as defined in the pension plans while working for us. Additionally, one of our subsidiaries in the United States also has a benefit plan, referred to as the Survivor Income Plan (“SIP”), which provides coverage for an employee’s beneficiary upon the death of the employee. This plan has been closed to new entrants since 1988.
     The components of benefit cost for our other postretirement plans, including the SIP, are as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Net Periodic Postretirement Benefit Cost:
Service cost	$32	$41	$69	$80
Interest cost	1,049	1,333	2,381	2,667
Amortization of prior service credit	(1,190)	(1,191)	(2,380)	(2,381)
Amortization of net loss	68	511	476	1,024
Other	(87)	—	—	—

Net periodic postretirement benefit (credit)/cost	$(128)	$694	$546	$1,390

Changes Recognized in Other Comprehensive Income:
Amortization of prior service credit	$1,190	$—	$2,380	$—
Amortization of net loss	(68)	—	(476)	—

Total loss recognized in other comprehensive income	$1,122	$—	$1,904	$—

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

	Maximum	Carrying Amount of Liability
	Potential	June 29,	December 29,
	Payment	2007	2006
Environmental indemnifications	No limit	$7,100	$7,300
Tax indemnifications	No limit	$—	$—

     We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Six Months Ended
	June 29,	June 30,
	2007	2006
Balance at beginning of year	$69,900	$63,200
Accruals	17,200	9,400
Settlements	(7,100)	(7,700)
Adjustments to provisions	(5,300)	(3,800)

Balance at end of period	$74,700	$61,100

7. Preferred Shares
     We issued 599,944 preferred shares in connection with our 2004 equity-for-debt exchange. There were approximately 3,442 preferred shares outstanding as of June 29, 2007. Each preferred share is convertible at the holder’s option into 65 common shares, or up to approximately 224,225 additional common shares if all outstanding preferred shares were converted.
     The preferred shareholders have no voting rights except in certain limited circumstances. The preferred shares have the right to receive dividends and other distributions, including liquidating distributions, on an as-converted basis when and if declared and paid on the common shares. The preferred shares have a $0.01 liquidation preference per share.
8. Share-Based Compensation Plans
     Our share-based compensation plans include both restricted awards and stock option awards. Compensation cost for our share-based plans of $1,721 and $3,368 was charged against income for the three and six months ended June 29, 2007, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations and comprehensive income was $22 and $43 for the three and six months ended June 29, 2007, respectively. The compensation cost charged against income for the three and six months ended June 30, 2006 totaled $4,693 and $8,716, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations and comprehensive income was $88 and $168 for the three and six months ended June 30, 2006, respectively. We received $15,073 and $10,519 in cash from option exercises under our share-based compensation plans for the six months ended June 29, 2007 and June 30, 2006, respectively.
     As of June 29, 2007, we had $6,899 and $7,585 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those costs are expected to be recognized as expense over a weighted-average period of approximately 27 months.

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
     Cumulatively through June 29, 2007, 3,944,496 Class A warrants and 32,478,381 Class B warrants have been exercised for 9,365,310 common shares. The number of common shares issuable upon the exercise of the remaining outstanding Class A warrants and Class B warrants is approximately 950,594 as of June 29, 2007.
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
     Also in connection with the equity-for-debt exchange consummated in 2004, we entered into a registration rights agreement with certain selling security holders in which we agreed to file a registration statement to cover resales of our securities held by them immediately following the exchange offer. We filed a registration statement in accordance with this agreement on October 29, 2004. The registration statement, which became effective on December 23, 2004, must remain in effect until December 23, 2009 unless certain events occur to terminate our obligations under the registration rights agreement prior to that date. If we fail to maintain the registration statement as required or it becomes unavailable for more than two 45-day periods in any consecutive 12-month period, we are required to pay damages at a rate of $13.7 per day for each day that the registration statement is not effective. As of June 29, 2007, the maximum exposure under this provision is approximately $11,200. We have not, and do not, expect to incur any damages under the related registration rights agreement.

10. Income Taxes
     Our effective tax rate is dependent on the location and amount of our taxable earnings and the effects of changes in valuation allowances. Compared to the U.S. statutory rate of 35%, our effective tax rate for the three and six months ended June 29, 2007 and for the three and six months ended June 30, 2006 were lower because of earnings in jurisdictions where we have previously recorded a full valuation allowance (primarily the United States) and because of non-U.S. earnings being taxed at rates lower than the U.S. statutory rate. These variances were partially offset by losses subject to valuation allowance in certain other non-U.S. jurisdictions and other permanent differences.
     As we currently have positive earnings in most jurisdictions, we evaluate on a quarterly basis the need for the valuation allowances against deferred tax assets. Such evaluation includes a review of all available evidence, both positive and negative, in determining whether a valuation allowance is necessary.
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
     Our subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and several non-U.S. jurisdictions, primarily in Europe and Asia. Tax returns are also filed in jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by the various jurisdictions in which we operate. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in certain jurisdictions may expire without examination within the 12-month period from the balance sheet date. As a result, we expect recurring changes in unrecognized tax benefits due to the expiration of the statute of limitations, none of which are expected to be individually significant. With few exceptions, we are no longer subject to U.S. (including federal, state and local), or non-U.S. income tax examinations by tax authorities for years before 2001.
     A number of tax years are under audit by the relevant Federal, state, and foreign tax authorities. We anticipate that several of these audits may be concluded in the foreseeable future, including in 2007. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the impact of this change at this time.
     We adopted the provisions of FIN 48 on December 30, 2006, the first day of fiscal year 2007. As a result of the adoption of FIN 48, we recognized a $4,356 reduction in the opening balance of our shareholders’ equity. This resulted from changes in the amount of tax benefits recognized related to uncertain tax positions and the accrual of interest and penalties.
     As of the adoption date, we had $44,786 of unrecognized tax benefits, of which $44,323 would, if recognized, affect our effective tax rate. There were no material changes in this amount during the six months ended June 29, 2007.
     We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions on our condensed consolidated statement of operations and comprehensive income. We recorded $554 and $800 in interest expense and penalties for the three and six months ended June 29, 2007, respectively. We had $23,561 accrued for the payment of interest and penalties as of June 29, 2007.

11. Business Segments
     We operate through two business groups: our Global Engineering and Construction Group, which we refer to as our Global E&C Group, and our Global Power Group.
     Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation and distribution facilities, and gasification facilities. Our Global E&C Group provides engineering, project management and construction management services, and purchases equipment, materials and services from third-party suppliers and contractors. Our Global E&C Group is also involved in the design of facilities in new or developing market sectors, including carbon capture and storage, coal-to-liquids and biofuels. Our Global E&C Group owns one of the leading refinery residue upgrading technologies and a hydrogen production process used in oil refineries and petrochemical plants. Additionally, our Global E&C Group has experience with, and is able to work with, a wide range of processes owned by others. Our Global E&C Group performs environmental remediation services, together with related technical, engineering, design and regulatory services. Our Global E&C Group is also involved in the development, engineering, construction and ownership of power generation and waste-to-energy facilities in Italy. Our Global E&C Group generates revenues from engineering and construction activities pursuant to contracts spanning up to four years in duration, from operating activities pursuant to the long-term sale of project outputs, such as electricity, and from returns on its equity investments in various production facilities.
     Our Global Power Group designs and manufactures steam generating and auxiliary equipment for electric power generating stations and industrial facilities worldwide. Our steam generating equipment includes a full range of technologies, offering both utility and industrial clients high-value technology solutions for economically converting a wide range of fuels, including coal, petroleum coke, oil, gas, biomass and municipal solid waste, into steam and power. Our circulating fluidized-bed boiler technology, which we refer to as CFB, is ideally suited to burning a very wide range of fuels, including low-quality fuels, fuels with high moisture content and “waste-type” fuels, and is recognized as one of the cleanest solid-fuel steam generating technologies available in the world today. For both our utility CFB and pulverized coal boilers, we offer supercritical once-through-unit designs to further improve the environmental performance of these units. Once-through supercritical boilers operate at higher steam pressures than traditional plants, which results in higher efficiencies and lower emissions, including carbon dioxide, which is considered a greenhouse gas. Auxiliary equipment includes feedwater heaters, steam condensers and heat-recovery equipment. Our Global Power Group also offers a full line of new and retrofit nitrogen-oxide reduction systems such as selective non-catalytic and selective catalytic reduction systems and low-NOx burners. We provide a broad range of site services relating to these products, including construction and erection services, maintenance engineering, plant upgrading and life extensions. Our Global Power Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, our Global Power Group owns and operates cogeneration, independent power production and waste-to-energy facilities, as well as power generation facilities for the process and petrochemical industries. Our Global Power Group generates revenues from engineering activities, equipment supply and construction contracts, royalties from licensing our technology and from operating activities pursuant to the long-term sale of project outputs, such as electricity and steam, operating and maintenance agreements, and from returns on its equity investments in various production facilities.
     In addition to these two business groups, which also represent operating segments, we report corporate center expenses and expenses related to certain legacy liabilities, such as asbestos, in the Corporate and Finance Group, which is also an operating segment and which we refer to as the C&F Group.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group (1)
Three months ended June 29, 2007
Third-party revenues	$1,189,766	$851,245	$338,521	$—

EBITDA (2)	$118,598	$124,999	$4,366	$(10,767)

Less: Interest expense	(5,211)
Less: Depreciation and amortization	(8,561)

Income before income taxes	104,826
Provision for income taxes	(32,976)

Net income	$71,850

Three months ended June 30, 2006
Third-party revenues	$745,307	$472,570	$272,708	$29

EBITDA (3)	$152,497	$87,400	$22,146	$42,951

Less: Interest expense	(6,788)
Less: Depreciation and amortization	(7,216)

Income before income taxes	138,493
Provision for income taxes	(30,075)

Net income	$108,418

Six months ended June 29, 2007
Third-party revenues	$2,341,888	$1,675,414	$666,474	$—

EBITDA (4)	$280,895	$266,132	$41,390	$(26,627)

Less: Interest expense	(9,936)
Less: Depreciation and amortization	(17,399)

Income before income taxes	253,560
Provision for income taxes	(66,885)

Net income	$186,675

Six months ended June 30, 2006
Third-party revenues	$1,391,149	$895,723	$495,368	$58

EBITDA (5)	$198,391	$142,359	$35,971	$20,061

Less: Interest expense	(14,735)
Less: Depreciation and amortization	(14,266)

Income before income taxes	169,390
Provision for income taxes	(46,341)

Net income	$123,049

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.

(2)	Includes in the three months ended June 29, 2007: increased/(decreased) contract profit of $(12,360) from the regular re-evaluation of contract profit estimates: $14,390 in our Global E&C Group and $(26,750) in our Global Power Group.

(3)	Includes in the three months ended June 30, 2006: increased contract profit of $7,370 from the regular re-evaluation of contract profit estimates: $5,160 in our Global E&C Group and $2,210 in our Global Power Group; a net gain of $79,590 recorded in our C&F Group on an asbestos-related insurance settlement; and a net charge of $(12,318) recorded in our C&F Group in conjunction with certain debt reduction initiatives.

(4)	Includes in the six months ended June 29, 2007: increased/(decreased) contract profit of $8,890 from the regular re-evaluation of profit estimates: $34,010 in our Global E&C Group and $(25,120) in our Global Power Group.

(5)	Includes in the six months ended June 30, 2006: increased/(decreased) contract profit of $3,380 from the regular re-evaluation of contract profit estimates: $4,830 in our Global E&C Group and $(1,450) in our Global Power Group; a net gain of $79,590 recorded in our C&F Group on an asbestos-related insurance settlement; and a net charge of $(12,483) recorded in our C&F Group in conjunction with certain debt reduction initiatives.

     Third-party revenues by industry were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Power generation	$323,434	$288,845	$646,249	$514,615
Oil refining	320,386	126,592	622,334	260,634
Pharmaceutical	63,009	22,385	92,696	46,065
Oil and gas	230,878	166,081	455,692	288,676
Chemical/petrochemical	208,914	94,732	428,909	171,720
Power plant operation and maintenance	30,222	26,607	59,525	51,816
Environmental	12,222	11,238	24,179	27,906
Other, net of eliminations	701	8,827	12,304	29,717

Total third-party revenues	$1,189,766	$745,307	$2,341,888	$1,391,149

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
     United States
     A summary of our U.S. claim activity is as follows:

	Number of Claims		Number of Claims
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Open claims at beginning of period	135,260	164,240	135,890	164,820
New claims	1,500	2,590	3,140	5,330
Claims resolved	(3,180)	(5,390)	(5,450)	(8,710)

Open claims at end of period	133,580	161,440	133,580	161,440

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

	June 29,	December 29,
	2007	2006
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$45,700	$47,000
Asbestos-related insurance recovery receivable	302,100	316,700

Total asbestos-related assets	$347,800	$363,700

Asbestos-related liabilities recorded within:
Accrued expenses	$70,000	$75,000
Asbestos-related liability	351,000	391,000

Total asbestos-related liabilities	$421,000	$466,000

     Since year-end 2004, we have worked with Analysis Research Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at year-end for the next 15 years. Based on its review of fiscal year 2006 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability be updated as of year-end 2006. Accordingly, we developed a revised estimate of our indemnity and defense costs through year-end 2021 considering the advice of ARPC. In the fourth quarter of 2006, we increased our liability for asbestos indemnity and defense costs through year-end 2021 to $466,000, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a charge of $15,600 in the fourth quarter of 2006. Payments made during the six months ended June 29, 2007 reduced our estimated year-end 2006 liability by $44,900.
     The amount spent on asbestos litigation, defense and case resolution was $21,300 and $44,900 for the three and six months ended June 29, 2007, respectively, and $19,200 and $37,600 for the three and six months ended June 30, 2006, respectively. We funded $18,400 and $29,000 of the payments made during the three and six months ended June 29, 2007, respectively, while all remaining amounts were paid from insurance proceeds. We funded $19,100 and $35,500 of the payments made during the three and six months ended June 30, 2006, respectively, while all remaining amounts were paid from insurance proceeds. Through June 29, 2007, total cumulative indemnity costs paid were $602,000 and total cumulative defense costs paid were $230,000.
     As of June 29, 2007, total asbestos-related liabilities were comprised of an estimated liability of $158,600 relating to open (outstanding) claims being valued and an estimated liability of $262,500 relating to future unasserted claims through year-end 2021.
     In the first six months of 2007, the average per claim indemnity amounts we paid for claims were higher than forecast but were partially offset by higher than forecasted rates of dismissals of claims with zero indemnity payments. This tends to increase indemnity costs.
     Our liability estimate is based upon the following information and/or assumptions: number of open claims, forecasted number of future claims, estimated average cost per claim by disease type, such as mesothelioma, lung cancer or non-malignancies, and the breakdown of known and future claims into disease type, such as mesothelioma, lung cancer or non-malignancies. The total estimated liability, which has not been discounted for the time value of money, includes both the estimate of forecasted indemnity amounts and forecasted defense costs. Total defense costs and indemnity liability payments are estimated to be incurred through year-end 2021, during which period new claims are forecasted to decline from year to year. We believe that it is likely that there will be new claims filed after 2021, but in light of uncertainties inherent in long-term forecasts, we do not believe that we can reasonably estimate the indemnity and defense costs that might be incurred after 2021. Historically, defense costs have represented approximately 28% of total defense and indemnity costs.
     The overall historic average combined indemnity and defense cost per resolved claim through June 29, 2007 has been approximately $2.5. The average cost per resolved claim is increasing and we believe will continue to increase in the future.
     The asbestos-related asset recorded within accounts and notes receivable-other as of June 29, 2007 reflects amounts due in the next 12 months under executed settlement agreements with insurers and does not include any estimate for future settlements. The recorded asbestos-related insurance recovery receivable includes an estimate of recoveries from unsettled insurers in the insurance coverage litigation referred to below based upon assumptions relating to cost allocation, the application of New Jersey law to certain insurance coverage issues and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers. Such amounts have not been discounted for the time value of money.
     Since year-end 2005, we have worked with Peterson Risk Consulting, nationally recognized experts in the estimation of insurance recoveries, to review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos insurance asset. Based on insurance policy data, historical claim data, future liability estimates including the expected timing of payments and allocation methodology assumptions we provided them, Peterson Risk Consulting provided an analysis of the unsettled insurance asset as of year-end 2006. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset as of year-end 2006.
     As of June 29, 2007, we estimated the value of our asbestos insurance asset contested by our subsidiaries’ insurers in ongoing litigation in New York state court at $32,700. The litigation relates to the amounts of insurance coverage available for asbestos-related claims and the proper allocation of the coverage among our subsidiaries’

various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.
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
     Over the last several years, certain of our subsidiaries have entered into settlement agreements calling for insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs previously incurred. In 2006, our subsidiaries reached agreements to settle their disputed asbestos-related insurance coverage with four of their insurers. Primarily as a result of these insurance settlements, we increased our asbestos-related insurance asset and recorded a gain of $96,200 in 2006. In the third quarter of 2007, our subsidiaries reached an agreement to settle their disputed asbestos-related insurance coverage with an additional insurer for $6,400, which approximates the carrying amount of the asset.
     We intend to continue to attempt to negotiate additional settlements with insurers where achievable on a reasonable basis in order to minimize the amount of future costs that we would be required to fund out of the cash flow generated from our operations. Unless we settle with the remaining unsettled insurers available at recovery amounts significantly in excess of our current estimate, it is likely that the amount of our insurance settlements will not cover all future asbestos-related costs and we will be required to fund a portion of such future costs, which will reduce our cash flow and our working capital.
     Also in 2006, we were successful in our appeal of a New York state trial court decision that previously had held that New York, rather than New Jersey, law applies in the above coverage litigation with our subsidiaries’ insurers, and as a result, we increased our insurance asset and recorded a gain of $19,500. On February 13, 2007, our subsidiaries’ insurers were granted permission by the appellate court to appeal the decision to the New York Court of Appeals.
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
     At the year-end 2006 liability estimate, an increase of 25% in the average per claim indemnity settlement amount would increase the liability by $81,200 and the impact on expense would be dependent upon available additional insurance recoveries. Assuming no change to the assumptions currently used to estimate our insurance asset, this increase would result in a charge in the statement of operations in the range of approximately 60% to 70% of the increase in the liability. Long-term cash flow would ultimately change by the same amount. Should there be an increase in the estimated liability in excess of this 25%, the percentage of that increase that would be expected to be funded by additional insurance recoveries will decline.
     We have funded $29,000 of the asbestos liability indemnity payments and defense costs from our cash flow in the first six months of 2007, net of the cash received from insurance settlements. We expect to fund a total of $33,900 of the asbestos liability indemnity and defense costs from our cash flow in fiscal year 2007, net of the cash expected to be received from existing insurance settlements (including the above noted insurance settlement from the third quarter of 2007). As we continue to collect cash from insurance settlements and assuming no increase in our asbestos insurance liability or any future insurance settlements, the asbestos insurance receivable recorded on our balance sheet will continue to decrease.
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
     United Kingdom
     Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 842 claims have been brought against our U.K. subsidiaries of which 336 remained open as of June 29, 2007. None of the settled claims has resulted in material costs to us.
     As of June 29, 2007, we had recorded total liabilities of $36,000 comprised of an estimated liability relating to open (outstanding) claims of $6,100 and an estimated liability relating to future unasserted claims through year-end 2021 of $29,900. Of the total, $2,300 was recorded in accrued expenses and $33,700 was recorded in asbestos-related liability on the condensed consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $2,300 was recorded in accounts and notes receivable-other and $33,700 was recorded as asbestos-related insurance recovery receivable on the condensed consolidated balance sheet. The liability estimates are based on a U.K. court of appeal ruling that pleural plaque claims do not amount to a compensable injury and accordingly, we have reduced our liability assessment. Should this ruling be reversed, the asbestos liability and the related asset recorded in the U.K. would approximate $57,600.
Project Claims
     In the ordinary course of business, we are parties to litigation involving clients and subcontractors arising out of project contracts. Such litigation includes claims and counterclaims by and against us for canceled contracts, for additional costs incurred in excess of current contract provisions, as well as for back charges for alleged breaches of warranty and other contract commitments. If we were found to be liable for any of the claims/counterclaims against us, we would incur a charge against earnings to the extent a reserve had not been established for the matter in our accounts.
     Arbitration was commenced against us in March 2004 arising out of a compact CFB boiler that we engineered, supplied and erected for a client in Asia. In addition to claims for damages for breach of contract, the client was seeking to rescind the contract based upon alleged material misrepresentations by us. If such relief had been granted, we could have been compelled to reimburse the client for the purchase price paid ($25,700), in addition to other unquantified damages. We vigorously defended the case and counterclaimed for unpaid receivables ($5,200), plus interest, for various breaches and non-performance by the client. Due to its age and the ongoing dispute, a reserve for the full amount of the receivable had previously been taken. Procedurally, the liability and damages portions of the case were separated. The hearing on the liability portion concluded in June 2006 and a decision on the liability portion was rendered in May 2007. The client’s claim for rescission was denied and we were awarded our unpaid receivable, plus interest. We are taking steps to collect the award. We were also awarded delay damages, arbitration costs and counsel fees, subject to proof of the amounts during the damages phase of the arbitration. It is premature to predict the outcome of our efforts to collect the May award to us, or to assess the ultimate amount of such award and, accordingly, we have not reflected recovery of any such amounts in the financial statements. In addition, given the uncertainty in collecting such amounts, the previously established reserve against the original unpaid receivable has been maintained.
     Arbitration was also commenced against us in July 2005 with respect to a thermal electric power plant in South America that we designed, supplied and erected as a member of a consortium with other parties. The plant’s concrete foundations experienced cracking, allegedly due to out-of-specification materials used in the concrete poured by the consortium’s subcontractor. The client adopted an extensive plan to repair the foundations and is seeking reimbursement of its repair costs ($9,500). Alleging that this extensive repair effort is in the nature of emergency mitigation only, the client is also claiming its estimated cost to totally demolish and reconstruct the foundations at some point in the future ($14,300) plus lost profits during this demolition and reconstruction period ($9,400). The arbitration hearing has concluded and we are awaiting a decision by the arbitrator. We cannot currently predict the outcome of this matter or potential range of loss, if any.
     In June 2006, we commenced arbitration against a client seeking final payment for our services in connection with two power plants that we designed and built in Eastern Europe. The dispute primarily concerns whether we are liable to the client for liquidated damages (“LDs”) under the contract for delayed completion of the projects. The client contends that it is owed LDs, limited under the contract at approximately €37,600 (approximately $50,900 at the exchange rate in effect as of June 29, 2007), and is retaining as security for these LDs approximately €22,000 (approximately $29,800 at the exchange rate in effect as of June 29, 2007) in contract payments otherwise due to us for work performed. The client contends that it is owed an additional €6,900 (approximately $9,300 at the exchange rate in effect as of June 29, 2007) for the cost of consumable materials it had to incur due to the extended commissioning period on both projects, the cost to relocate a piece of equipment on one of the projects and the cost of various warranty repairs and punch list work. We are seeking payment of the €22,000 (approximately $29,800 at the exchange rate in effect as of June 29, 2007 and which is recorded within contracts in process on the condensed consolidated balance sheet) in retention that is being held by the client for LDs, plus approximately €4,900 (approximately $6,600 at the exchange rate in effect as of June 29, 2007) in interest on the retained funds, as well as approximately €9,100 (approximately $12,300 at the exchange rate in effect as of June 29, 2007) in additional compensation for extra work performed beyond the original scope of the contracts and the client’s failure to procure the required property insurance for the project, which should have provided coverage for some of the damages we incurred on the project related to turbine repairs. The matter is in its early stages. Accordingly, it is premature to predict the outcome of this matter.
     In 2006, a dispute arose with a client because of material corrosion that is occurring at two power plants we designed and built in Ireland. The boilers at both plants are designed to burn milled peat as the primary fuel, supplied from different local sources. The peat being supplied is out of the range specified by our contract and we believe this variation from the agreed specifications is the cause of the corrosion to the boiler tubes. Working with the client, we have identified potential technical solutions to ameliorate the corrosive effects of the out-of-specification fuel, and together with the client we are in the process of evaluating those alternative solutions for the front-end corrosion. The estimated costs of the potential technical solutions currently under consideration are higher than previously anticipated. We have advised the client that we intend to submit a claim for the cost of corrective work to address corrosion resulting from out-of-specification fuel.
     There is also corrosion occurring to subcontractor-provided emissions control equipment and induction fans at the back end of the power plants. The cause of this back end corrosion, which we discovered during the second quarter of 2007 to be more extensive than previously assessed, is under investigation. Based upon the information gathered to date, we believe the corrosion is due principally to the low set point temperature design of the emissions control equipment that was set by our subcontractor. If this proves to be the case, we believe the subcontractor would be responsible for these costs under our agreement with them, although we may have direct responsibility for these costs to the client under our EPC contract. To date, the subcontractor has denied responsibility for the corrosion, contending it is the result of out-of-specification fuel supplied by the client. We have reserved our rights against the client if this proves to be the case. To the extent that we incur costs for correcting these issues, we intend to pursue claims against our subcontractor and/or our client, depending upon the cause of the corrosion. Due to the potential magnitude of the amounts involved, there can be no assurance that we will collect amounts for which our subcontractor may be determined to be liable. We do not believe that the back end corrective work will materially impact our availability guaranty to the client described below.
     The contract for these plants contains an availability guaranty requiring the plants to meet specified energy generation levels over a three year period. The availability guaranty is expressly conditioned upon the use of the contract-specified fuel. The availability guaranty provides for liquidated damages which could reach the contract cap for liquidated damages of €17,500 (approximately $23,700 at the exchange rate in effect as of June 29, 2007). In addition to liquidated damages, in the event that availability of either of the plants as an average of the best two out of the first three years of operation is 80% or below, the client may be entitled to certain remedies, the most significant of which would be the right to reject both plants and seek reimbursement of the €351,000 contract price paid for the plants (approximately $475,300 at the exchange rate in effect as of June 29, 2007) plus restoration costs at the sites. The client has alleged that at least one of the plants has failed to meet the availability guaranty during its first year of operation, but we have disputed this allegation. We have advised the client that we do not believe we are responsible under our availability guaranty (which is expressly subject to the client’s provision of specified fuel).
     All corrective work at the plants is being conducted under a mutual reservation of rights agreement with the client. The parties have deferred their discussion of the commercial issues while they focus on the potential technical solutions and their related implementation. In the event that the parties are not able to resolve the dispute, the contract provides for arbitration conducted under The Institution of Engineers of Ireland Arbitration Procedure.
     We have completed the necessary corrective actions for certain defects in the conveyor equipment at the plants. While we believe that the subcontractor that provided the equipment is responsible for the defects, our investigation is continuing.
     During the fourth quarter of 2006, we established a contingency of $25,000 in relation to this project. Primarily as a result of the second quarter of 2007 discovery of the more extensive back end corrosion, the contingency was increased by $30,000 to $55,000 (approximately €40,700 at the exchange rate in effect as of June 29, 2007) during the second quarter of 2007.
     The performance of our subsidiary executing the foregoing contract in Ireland is guaranteed by Foster Wheeler Ltd. In addition, there are €16,700 (approximately $22,600 at the exchange rate in effect as of June 29, 2007) of outstanding retention bonds that have been issued in favor of the client.
     Due to the inherent commercial, legal and technical uncertainties underlying the estimation of all of the project claims described above, the amounts ultimately realized or paid by us could differ materially from the balances, if any, included in our financial statements, which could result in additional charges against earnings, and which could also materially adversely impact our financial condition and cash flows.
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

Environmental Matters
     CERCLA and Other Remedial Matters
     Under U.S. federal statutes, such as the Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), the Clean Water Act and the Clean Air Act, and similar state laws, the current owner or operator of real property and the past owners or operators of real property (if disposal of toxic or hazardous substances took place during such past ownership or operation) may be jointly and severally liable for the costs of removal or remediation of toxic or hazardous substances on or under their property, regardless of whether such materials were released in violation of law or whether the owner or operator knew of, or was responsible for, the presence of such substances. Moreover, under CERCLA and similar state laws, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be jointly and severally liable for the costs of the removal or remediation of such substances at a disposal or treatment site, whether or not such site was owned or operated by such person, which we refer to as an off-site facility. Liability at such off-site facilities is typically allocated among all of the financially viable responsible parties based on such factors as the relative amount of waste contributed to a site, toxicity of such waste, relationship of the waste contributed by a party to the remedy chosen for the site and other factors.
     We currently own and operate industrial facilities and we have also transferred our interests in industrial facilities that we formerly owned or operated. It is likely that as a result of our current or former operations, hazardous substances have affected the facilities or the real property on which they are or were situated. We also have received and may continue to receive claims pursuant to indemnity obligations from the present owners of facilities we have transferred, which claims may require us to incur costs for investigation and/or remediation.
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
     Since that time, FWEC, USEPA and PADEP have cooperated in an investigation to, among other things, attempt to identify the source(s) of the TCE in the residential wells. Although FWEC believed the evidence available at that time was not sufficient to support a determination by a governmental entity that FWEC was a PRP as to the

TCE in the residential wells, FWEC in October 2004 began providing the potentially affected residences with bottled water. It thereafter arranged for the installation, maintenance and testing of filters to remove the TCE from the water being drawn from the wells. In August 2005, FWEC entered into a settlement agreement with USEPA whereby FWEC agreed to arrange and pay for the hookup of public water to the affected residences, which involved the extension of a water main and the installation of laterals from the main to the affected residences. The foregoing hookup is now mostly complete. As hookups are completed, FWEC ceases and/or will cease providing bottled water and filters. FWEC is incurring costs related to public outreach and communications in the affected area. FWEC may be required to pay the agencies’ costs in overseeing and responding to the situation. There is also a possibility that FWEC would incur further costs if it were to conduct further investigation regarding the TCE. We have accrued our best estimate of the cost related to the foregoing and review this estimate on a quarterly basis.
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
     In April 2007, the court in the Martin case preliminarily approved a class action settlement that had been jointly filed by the plaintiffs and FWEC. The preliminary settlement can be finalized only after a number of events have occurred, including, among other things, the conclusion of the class members’ opt-in/opt-out process and the holding of a fairness hearing before the court. A number of the class members have opted-out of the preliminary settlement, and a number of them have objected that the preliminary settlement is not fair. The court has not yet ruled on the fairness of the preliminary settlement.
     Under the terms of the preliminary settlement, FWEC would pay the class and its counsel a total of approximately $1,600 in exchange for a release by class members of all claims with respect to the matters that are the subject of the litigation. The release would not extend to the claims of those who opt-out of the settlement. The class, which is agreed upon only for the purposes of the settlement, consists of three categories of persons who own or live on property in, or within approximately 150 feet of, the area in which TCE is inferred to exist in the groundwater. One of the three categories of the class would include those persons who live in residences at which TCE was detected in private wells in 2004. We have accrued a provision sufficient to cover the class action settlement.
     In April 2006, a complaint was filed in an action entitled Donna Rose Cunningham and Michael A. Cunningham v. Foster Wheeler Energy Corporation, United States District Court, Middle District of Pennsylvania. The complaint’s allegations are generally similar to those in the Martin case, except that the complaint is on behalf of the Cunninghams only, not an alleged class, and except that the Cunninghams have included a claim for embarrassment, humiliation and emotional distress. We have accrued a provision that we believe is appropriate for this matter.
     In May 2006, a complaint was filed in an action entitled Gary Prezkop, Personal Representative of the Estate of Mary Prezkop, Deceased, and Gary Prezkop, in his own right, v. Foster Wheeler Energy Corporation and Leonard M. Lulis. Case No. 000545, Court of Common Pleas, Philadelphia County, Pennsylvania. The complaint’s allegations are generally similar to those in the Martin and Cunningham cases, but they also include claims for Mary Prezkop’s alleged wrongful death. We have accrued a provision that we believe is appropriate for this matter.

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
     With regard to the foregoing, the waste-to-energy facility operated by our CCERA project subsidiary is subject to certain revisions to New Jersey’s mercury air emission regulations. The revisions make CCERA’s mercury control requirements more stringent, especially when the last phase of the revisions becomes effective in 2012. CCERA’s management believes that the data generated during recent stack testing tends to indicate that the facility will be able to comply with even the most stringent of the regulatory revisions without installing additional control equipment. Even if the equipment had to be installed, CCERA believes that the project’s sponsor would be responsible to pay for the equipment. However, the sponsor may not have sufficient funds to do so or may assert that it is not so responsible. Preliminary budgetary estimates of the cost of installing the additional control equipment are approximately $24,000 based upon 2006 pricing.

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
          During the first quarter of 2007, we began exploring strategic acquisitions within the engineering and construction industry to complement or expand on our technical capabilities. However, there is no assurance that we will consummate any acquisitions.
     Results
          We reported consolidated net income of $71,900 on consolidated operating revenues of $1,189,800 in the second quarter of 2007, compared to consolidated net income of $108,400 on consolidated operating revenues of $745,300 in the second quarter of 2006. Our results for the second quarter of 2006 included a net asbestos-related gain of $79,600 and a loss on debt reduction initiatives of $12,300. For the first six months of 2007, we reported consolidated net income of $186,700 on consolidated operating revenues of $2,341,900, compared to consolidated net income of $123,000 on consolidated operating revenues of $1,391,100 for the comparable period of 2006. Our results for the first six months of 2006 included a net asbestos-related gain of $79,600 and a loss on debt reduction initiatives of $12,500. Our second quarter and year-to-date 2007 results reflect the strong operating performance of both our Global E&C Group and our Global Power Group.
          Additional highlights included the following:
•	Consolidated new orders were $983,300 in the second quarter of 2007, as compared to $1,416,500 in the first quarter of 2007 and $998,500 in the second quarter of 2006.

•	Consolidated backlog of unfilled orders, measured in terms of Foster Wheeler scope (as defined below under “ — Backlog and New Orders”), as of June 29, 2007, was $2,729,400, as compared to $2,740,000 as of March 30, 2007 and $2,842,600 as of June 30, 2006.

•	Consolidated backlog of unfilled orders, measured in future revenues, as of June 29, 2007, was $5,543,800, as compared to $5,706,500 as of March 30, 2007 and $5,002,500 as of June 30, 2006.

•	E&C man-hours in backlog (in thousands) as of June 29, 2007, were 11,000, as compared to 12,300 as of March 30, 2007 and 11,200 as of June 30, 2006.

  Challenges and Drivers
     Our primary operating focus continues to be booking quality new business and executing our contracts well. The global markets in which we operate are largely dependent on overall economic growth and the resultant demand for oil and gas, electric power, petrochemicals and refined products. These markets continued to be strong in the first six months of 2007, which in turn continued to stimulate investment in new and expanded plants by our clients. We expect this strong market demand to continue throughout the remainder of 2007 and into 2008. Therefore, attracting and retaining qualified technical personnel to execute the existing backlog of unfilled orders and future bookings will continue to be a management priority.
     The Global E&C Group’s new orders were $430,500 in the second quarter of 2007, as compared to $872,700 in the first quarter of 2007 and $606,900 in the second quarter of 2006. We expect that capital investments in the markets served by our Global E&C Group, including the chemical, petrochemical, oil refining, liquefied natural gas, which we refer to as LNG, and upstream oil and gas industries, will remain strong throughout the remainder of 2007 and into 2008. As a result, we also expect the demand for the services and equipment supplied by engineering and construction contractors such as us to remain strong throughout the remainder of 2007 and into 2008. We have also seen a growing client preference to award reimbursable, rather than lump-sum turnkey, contracts in the industries served by our Global E&C Group.
     The Global Power Group’s new orders were $552,800 in the second quarter 2007, as compared to $543,800 in the first quarter of 2007 and $391,600 in the second quarter of 2006. We believe that the global power markets have strengthened and that there are significant growth opportunities during the remainder of 2007 and into 2008 in the power markets we serve, such as solid fuel-fired boilers, boiler services, boiler environmental products and boiler-related construction services.
     We believe that we are well positioned to compete in both our Global E&C Group and Global Power Group markets during the remainder of 2007 and into 2008.
Results of Operations:
  Consolidated Operating Revenues:

	June 29,	June 30,
	2007	2006	$ Change	% Change
Three months ended	$1,189,766	$745,307	$444,459	59.6%
Six months ended	$2,341,888	$1,391,149	$950,739	68.3%
     The increases in consolidated operating revenues in the three and six months ended June 29, 2007, compared to the corresponding periods of 2006, reflect our success in meeting the strong market demand in both our Global E&C Group and our Global Power Group (please refer to the section entitled “—Business Segments” within this Item 2 and in Note 11 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information). The revenue increases were due primarily to the significant increase in bookings that occurred in the early part of fiscal year 2006 in both our Global E&C Group and our Global Power Group. However, $249,200 and $418,900 of the second quarter and year-to-date 2007 increases, respectively, result primarily from increases versus the corresponding periods of 2006 in flow-through revenues and costs in our Global E&C Group on projects executed by our United Kingdom, Continental Europe and Asia-Pacific operations. Flow-through revenues and costs relate to projects where we purchase and install equipment on behalf of our customers on a reimbursable basis with no mark-up. Flow-through revenues and costs do not impact contract profit or net earnings, but increased amounts of flow-through revenues and costs have the effect of reducing our reported profit margins as a percent of operating revenues. We expect flow-through revenues and costs in 2007 to be greater than 2006.

  Consolidated Contract Profit:

	June 29,	June 30,
	2007	2006	$ Change	% Change
Three months ended	$168,846	$127,942	$40,904	32.0%
Six months ended	$376,358	$208,260	$168,098	80.7%
     Consolidated contract profit is computed as consolidated operating revenues less consolidated cost of operating revenues. The increases in contract profit for the three and six months ended June 29, 2007, compared to the corresponding periods of 2006, primarily reflect significant increases in volume of revenues, excluding the flow-through costs described above, and increased margins earned in both our Global E&C Group and our Global Power Group, partially offset by a $30,000 charge on a Global Power Group legacy project. Please refer to the section entitled “—Business Segments” within this Item 2 for further information.
  Consolidated Selling, General and Administrative (SG&A) Expenses:

	June 29,	June 30,
	2007	2006	$ Change	% Change
Three months ended	$62,305	$57,888	$4,417	7.6%
Six months ended	$117,393	$108,027	$9,366	8.7%
     SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs. The increase in SG&A expenses in the second quarter of 2007, compared to the second quarter of 2006, results primarily from increases in sales pursuit cost of $3,700, general overhead cost of $200 and research and development costs of $500. The increase in SG&A expenses in the first six months of 2007, compared to the corresponding period of 2006, results from increases in sales pursuit costs of $6,200, general overhead costs of $1,800 and research and development costs of $1,400. The increases result primarily from the increased volume of business in the second quarter and the first six months of 2007, which, in addition to increasing the number of technical personnel, also increases our support staff and related costs.
  Consolidated Other Income:

	June 29,	June 30,
	2007	2006	$ Change	% Change
Three months ended	$21,691	$20,113	$1,578	7.8%
Six months ended	$33,207	$35,868	$(2,661)	(7.4)%
     Other income in the second quarter of 2007 consists primarily of $6,000 of interest income, $6,800 in equity earnings generated from our investments, primarily from our minority ownership interests, in build, own and operate projects in Italy and Chile, a $6,600 gain on a real estate investment and $300 of investment income.
     Other income in the second quarter of 2006 consists primarily of $3,200 of interest income, $15,300 in equity earnings generated from our investments, primarily from our minority ownership interests, in build, own and operate projects in Italy and Chile and $300 of investment income.
     Other income in the first six months of 2007 consists primarily of $11,800 of interest income, $11,000 in equity earnings generated from our investments, primarily from our minority ownership interests, in build, own, and operate projects in Italy and Chile, a $6,600 gain on a real estate investment and $1,000 of investment income.
     Other income in the first six months of 2006 consists primarily of $6,400 of interest income, $23,900 in equity earnings generated from our investments, primarily from our minority ownership interests, in build, own and operate projects in Italy and Chile, a $900 gain on the sale of a previously closed manufacturing facility in Dansville, New York and $800 of investment income.

   Consolidated Other Deductions:

	June 29,	June 30,
	2007	2006	$ Change	% Change
Three months ended	$17,231	$10,773	$6,458	59.9%
Six months ended	$25,403	$18,087	$7,316	40.4%
     Other deductions in the second quarter of 2007 consists primarily of $1,200 of bank fees, $5,300 of legal fees and a $8,700 provision for dispute resolution and environmental remediation costs.
     Other deductions in the second quarter of 2006 consists primarily of $2,000 of bank fees, $5,300 of legal fees, $1,400 of consulting fees and $1,100 of exchange losses, partially offset by $(200) of bad debt recovery.
     Other deductions in the first six months of 2007 consists primarily of $1,800 of bank fees, $9,500 of legal fees, $1,200 of foreign exchange losses and a $9,300 provision for dispute resolution and environmental remediation costs.
     Other deductions in the first six months of 2006 consists primarily of $3,600 of bank fees, $7,800 of legal fees, $3,300 of consulting fees and $1,100 of exchange losses, partially offset by $(1,000) of bad debt recovery.
  Consolidated Interest Expense:

	June 29,	June 30,
	2007	2006	$ Change	% Change
Three months ended	$5,211	$6,788	$(1,577)	(23.2)%
Six months ended	$9,936	$14,735	$(4,799)	(32.6)%
     The decreases in interest expense in the three and six months ended June 29, 2007, compared to the corresponding periods of 2006, reflect the benefits of our debt reduction initiatives completed in the second quarter of 2006.
  Consolidated Minority Interest in Income of Consolidated Affiliates:

	June 29,	June 30,
	2007	2006	$ Change	% Change
Three months ended	$964	$1,385	$(421)	(30.4)%
Six months ended	$3,273	$996	$2,277	228.6%
     Minority interest in income of consolidated affiliates reflects third-party ownership interests in the results of our Global Power Group’s Martinez, California gas-fired cogeneration facility and our manufacturing facilities in Poland and the People’s Republic of China. The change in minority interest in income of consolidated affiliates is based upon changes in the underlying earnings of the subsidiaries. The increase in minority interest in income of consolidated affiliates for the first six months of 2007 primarily reflects higher plant availability in 2007 at the Martinez facility. This facility was shut down for two repair outages during the first six months of 2006.
  Consolidated Net Asbestos-Related Gain:

	June 29,	June 30,
	2007	2006	$ Change	% Change
Three months ended	$—	$79,590	$(79,590)	(100.0)%
Six months ended	$—	$79,590	$(79,590)	(100.0)%
     Primarily as a result of our asbestos-related insurance settlement in the second quarter of 2006, we increased our reported asbestos-related insurance assets and recorded a gain of $79,600 (please refer to Note 12 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information).

  Consolidated Loss on Debt Reduction Initiatives:

	June 29,	June 30,
	2007	2006	$ Change	% Change
Three months ended	$—	$12,318	$(12,318)	(100.0)%
Six months ended	$—	$12,483	$(12,483)	(100.0)%
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
  Consolidated Provision for Income Taxes:

	June 29,	June 30,
	2007	2006	$ Change	% Change
Three months ended	$32,976	$30,075	$2,901	9.6%
Six months ended	$66,885	$46,341	$20,544	44.3%
     The consolidated tax provision is calculated by multiplying pre-tax income by the estimated annual effective tax rate. Our effective tax rate can fluctuate significantly from period to period and may differ significantly from the U.S. federal statutory rate as a result of the fact that most of our operating units are profitable and are recording a provision for non-U.S., national and/or local income taxes, while others are unprofitable and are unable to recognize a tax benefit for losses. SFAS No. 109, “Accounting for Income Taxes,” requires us to reduce our deferred tax benefits by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of losses (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pretax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate.
     Our effective tax rate is, therefore, dependent on the location and amount of our taxable earnings and the effects of changes in valuation allowances. Compared to the U.S. statutory rate of 35%, our effective tax rate for the three and six months ended June 29, 2007 and for the three and six months ended June 30, 2006 were lower because of earnings in jurisdictions where we have previously recorded a full valuation allowance (primarily the United States) and because of non-U.S. earnings being taxed at rates lower than the U.S. statutory rate. These variances were partially offset by losses subject to valuation allowance in certain other non-U.S. jurisdictions and other permanent differences. We monitor the jurisdictions for which valuation allowances against deferred tax assets were established in previous years. As we currently have positive earnings in most jurisdictions, we evaluate on a quarterly basis the need for the valuation allowances against deferred tax assets in those jurisdictions. Such evaluation includes a review of all available evidence, both positive and negative, in determining whether a valuation allowance is necessary.
     For statutory purposes, the majority of the U.S. federal tax benefits, against which valuation allowances have been established, do not expire until 2024 and beyond, based on current tax laws.
     As described further under “—Application of Critical Accounting Estimates” within this Item 2, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” on December 30, 2006, the first day of fiscal year 2007.

  Consolidated EBITDA:

	June 29,	June 30,
	2007	2006	$ Change	% Change
Three months ended	$118,598	$152,497	$(33,899)	(22.2)%
Six months ended	$280,895	$198,391	$82,504	41.6%
     Consolidated EBITDA for the three and six months ended June 29, 2007 reflects increased volumes of business, increased margins and the overall strong operating performances in our Global E&C Group and in our Global Power Group, partially offset by a $30,000 charge on a Global Power Group legacy project. Please refer to the section entitled “—Business Segments” within this Item 2 for further information. Consolidated EBITDA for the three and six months ended June 30, 2006 includes a $79,600 net asbestos-related gain and a $12,300 loss on debt reduction initiatives.
     EBITDA is a supplemental financial measure not defined in generally accepted accounting principles (“GAAP”). We define EBITDA as income before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. EBITDA, after adjustment for certain unusual and infrequent items specifically excluded in the terms of our current and prior senior credit agreements, is used for certain covenants under our current and prior senior credit agreements. We believe that the line item on the condensed consolidated statement of operations and comprehensive income entitled “net income” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:
•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations;

•	It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.
     A reconciliation of EBITDA to net income is shown below.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group (1)
Three months ended June 29, 2007
EBITDA (2)	$118,598	$124,999	$4,366	$(10,767)

Less: Interest expense	(5,211)
Less: Depreciation and amortization	(8,561)

Income before income taxes	104,826
Provision for income taxes	(32,976)

Net income	$71,850

Three months ended June 30, 2006
EBITDA (3)	$152,497	$87,400	$22,146	$42,951

Less: Interest expense	(6,788)
Less: Depreciation and amortization	(7,216)

Income before income taxes	138,493
Provision for income taxes	(30,075)

Net income	$108,418

Six months ended June 29, 2007
EBITDA (4)	$280,895	$266,132	$41,390	$(26,627)

Less: Interest expense	(9,936)
Less: Depreciation and amortization	(17,399)

Income before income taxes	253,560
Provision for income taxes	(66,885)

Net income	$186,675

Six months ended June 30, 2006
EBITDA (5)	$198,391	$142,359	$35,971	$20,061

Less: Interest expense	(14,735)
Less: Depreciation and amortization	(14,266)

Income before income taxes	169,390
Provision for income taxes	(46,341)

Net income	$123,049

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.

(2)	Includes in the three months ended June 29, 2007: increased/(decreased) contract profit of $(12,400) from the regular re-evaluation of contract profit estimates: $14,400 in our Global E&C Group and $(26,800) in our Global Power Group.

(3)	Includes in the three months ended June 30, 2006: increased contract profit of $7,400 from the regular re-evaluation of contract profit estimates: $5,200 in our Global E&C Group and $2,200 in our Global Power Group; a net gain of $79,600 recorded in our C&F Group on an asbestos-related insurance settlement; and a net charge of $(12,300) recorded in our C&F Group in conjunction with certain debt reduction initiatives.

(4)	Includes in the six months ended June 29, 2007: increased/(decreased) contract profit of $8,900 from the regular re-evaluation of profit estimates: $34,000 in our Global E&C Group and $(25,100) in our Global Power Group.

(5)	Includes in the six months ended June 30, 2006: increased/(decreased) contract profit of $3,400 from the regular re-evaluation of contract profit estimates: $4,800 in our Global E&C Group and $(1,400) in our Global Power Group; a net gain of $79,600 recorded in our C&F Group on an asbestos-related insurance settlement; and a net charge of $(12,500) recorded in our C&F Group in conjunction with certain debt reduction initiatives .

  Business Segments
     We use several financial metrics to measure the performance of our business segments. EBITDA, as discussed and defined above, is the primary earnings measure used by our chief operating decision makers.
     Global E&C Group

	Three Months Ended				Six Months Ended
	June 29,	June 30,			June 29,	June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Operating revenues	$851,245	$472,570	$378,675	80.1%	$1,675,414	$895,723	$779,691	87.0%

EBITDA	$124,999	$87,400	$37,599	43.0%	$266,132	$142,359	$123,773	86.9%

     Results
     The increases in operating revenues in the second quarter and the first six months of 2007, compared to the corresponding periods of 2006, reflect increased volumes of work at all of our Global E&C Group operating units. Major projects in the Middle East, Australia, Asia-Pacific and Italy in the oil and gas, refining and chemical/petrochemical industries led the increase in activities.
     The increases in EBITDA in the second quarter and the first six months of 2007, compared to the corresponding periods of 2006, result primarily from the increased volumes of work and improved margins at all of our Global E&C Group operating units. The markets served by our Global E&C Group remain strong and we believe there are capacity constraints in the engineering and construction industry. We increased our direct manpower by 14% in the first six months of 2007, primarily in our United Kingdom, Indian, North American and Asian offices, to help capture the market growth. We plan to continue to expand our operational capacity throughout the remainder of 2007 through the combination of organic growth and selective acquisitions.
     Overview of Segment
     We expect the strong global economic growth and demand for oil and gas, petrochemicals and refined products that stimulated investment in new and expanded plants over the last 12 to 18 months to continue throughout the remainder of 2007 and into 2008.
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
     The crude price differential also creates financial incentives for upgrading lower-value refinery residue to higher-value transportation fuels, and we expect to see continued substantial investment in bottom-of-the-barrel upgrading projects in Europe, the United States, the Middle East and, potentially, in Asia. We believe that our clients will make additional investments in refineries during the remainder of 2007 and into 2008. We have considerable experience and expertise in this area, including our proprietary delayed coking technology. As of June 29, 2007, we were working on over 30 delayed coking projects, which allow refineries to upgrade lower quality crude oil or refinery residue to high value refined products such as transportation fuels. The projects we are executing include feasibility studies, front-end engineering and design, or FEED, contracts, delayed coking technology license agreements, engineering, procurement and construction supervision contracts and full engineering, procurement and construction contracts. These projects are located in North America, South America,

Europe, the Middle East, Asia and the Indian sub-continent. Our Global E&C Group’s proprietary delayed coking technology, know-how and extensive experience in designing and constructing delayed cokers place us in a good competitive position to continue to secure a significant share of this market.
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
     Investment in petrochemical plants began to rise sharply in 2004 in response to strong growth in demand. The majority of this investment has been centered in the Middle East and in Asia-Pacific. We are seeing continued strong demand supporting further new investment in these regions, which we expect to continue throughout the remainder of 2007 and into 2008. We are also seeing investment in specialty chemicals, particularly in the Middle East, stimulated by governmental desire to further diversify their economies to lessen their dependence on crude oil exports and to provide sustained employment for their growing young populations. We continue to execute several major petrochemical contracts and expect to secure new petrochemicals business in the remainder of 2007 and into 2008.
     While the outlook for oil and gas, refining and petrochemicals in the remainder of 2007 and into 2008 remains positive, we are seeing that, as the demand and cost for engineering and construction services, materials and equipment and commodities continues to rise, some companies are electing to commit to only partial or staged investments, to reduce the scope of their investments, or to postpone or cancel investments, until the market slows. As we work with our clients in the early study and front-end design phases of their projects, we are helping some of them develop a revised project that meets their investment parameters, develop a staged investment plan, or revise the scope of or configuration of their original project so that they are able to obtain approval to proceed with their investment.
     Investment in new pharmaceutical production facilities has slowed since 2004. We believe this was and is attributable to industry cost pressure and increased regulation. Investment has focused on plant upgrading and improvement projects rather than major new production facilities. There are now indications of some renewed interest in more significant plant investment in the key pharmaceutical investment hubs – Singapore, Ireland and Puerto Rico.
       Global Power Group

	Three Months Ended				Six Months Ended
	June 29,	June 30,			June 29,	June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Operating revenues	$338,521	$272,708	$65,813	24.1%	$666,474	$495,368	$171,106	34.5%

EBITDA	$4,366	$22,146	$(17,780)	(80.3)%	$41,390	$35,971	$5,419	15.1%

     Results
     The increases in operating revenues in the three and six months ended June 29, 2007, as compared to the corresponding periods of 2006, result from execution on increased bookings that occurred largely in the early part of 2006 in our operations in North America, China and Europe.
     Our Global Power Group experienced lower levels of EBITDA in the three months ended June 29, 2007, as compared to the corresponding period of 2006. The Global Power Group’s EBITDA in the second quarter of 2007 was adversely impacted by net reductions in estimated contract profit of $26,800, primarily driven by a $30,000 charge on a legacy project. We established this additional $30,000 contingency on a legacy engineering, procurement and construction project in Europe. This project was bid in 2001 and awarded in 2002, prior to the implementation of our current system of risk management controls and our Project Risk Management Group. We previously established a $25,000 contingency on this project during the fourth quarter of 2006; this project was also the source of previous write-downs and profit reversals in 2004. The two plants involved in this project are completed and have been operating, but have experienced a series of technical issues, which largely involve corrosion in the front-end of the plant, which we believe is caused by the client’s use of fuel that is not within the contract specifications, as well as back-end corrosion of subcontractor-provided emissions control equipment and induction fans. The cause of the back-end corrosion, which we discovered during the second quarter to be more extensive than previously determined, is under investigation. Working with the client, we have identified potential technical solutions to ameliorate the corrosive effects of the out-of-specification fuel, and together with the client we are in the process of evaluating those alternative solutions for the front-end corrosion. We are currently in dispute with our client and our subcontractor as to who is financially responsible for the required plant modifications. For further information, please see Note 12 to the condensed consolidated financial statements in this quarterly report on Form 10-Q.
     Our Global Power Group experienced higher levels of EBITDA in the six months ended June 29, 2007, as compared to the corresponding period of 2006, as a result of increased volumes of business and increased margins experienced by our operations in North America, China and Europe, partially offset by the charge incurred in the second quarter of 2007 described above.
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
     We believe that many of the same market forces discussed above are resulting in similar beneficial market trends for our Global Power Group business in Europe. We believe that declining power capacity reserves across the region, coupled with persistent high oil and natural gas pricing, are spurring market growth for large utility coal boilers. Due to Europe’s historical preference for high efficiency coal power plants and active greenhouse gas regulation for power plants (such as Europe’s emissions trading scheme, which became effective in 2005), we believe supercritical boiler technology will continue to be the preference in the European utility boiler market sector. We believe that, with the supercritical CFB and PC boiler projects described above, we are well positioned to pursue this market sector by offering both PC and CFB-type supercritical boilers. Historically, PC boiler technology has been the only combustion technology choice for the supercritical utility boiler market segment globally. However, we believe that supercritical CFB boiler technology has the potential to penetrate the supercritical utility boiler market and to shift a portion of the market away from PC to CFB-type boilers, especially for non-premium solid fuels such as lignite, brown coals and waste coals. Since we expect to be the first boiler supplier with an operational supercritical CFB reference plant (which is expected to be commissioned in 2009), we believe we are well positioned to pursue this market opportunity.
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

Liquidity and Capital Resources
     Year-to-Date 2007 Activities
     As of June 29, 2007, we had cash and cash equivalents on hand, short-term investments and restricted cash totaling $782,900, compared to $630,000 as of December 29, 2006. The increase results primarily from cash provided by operations of $131,900, cash provided by financing activities of $15,000 and favorable exchange rate changes on cash and cash equivalents of $7,900, partially offset by cash used in investing activities of $9,100. Of the $782,900 total at June 29, 2007, $638,300 was held by our foreign subsidiaries.
     Cash provided by operations in the first six months of 2007 was $131,900, compared to $30,900 of cash used in operations in the first six months of 2006. The cash provided by operations in the first six months of 2007 is attributable primarily to our strong operating performance, partially offset by making $35,000 of mandatory and discretionary contributions to our domestic pension plan and funding $29,000 of asbestos liability indemnity payments and defense costs. The cash used in operations in the first six months of 2006 is attributable primarily to our use of $35,100 of working capital and funding $35,500 of asbestos liability indemnity payments and defense costs. Our working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts. Working capital in our Global E&C Group tends to rise as the workload of reimbursable contracts increases since services are rendered prior to billing clients while working capital tends to decrease in our Global Power Group when the workload increases as cash tends to be received prior to ordering materials and equipment.
     Cash used in investing activities in the first six months of 2007 was $9,100, compared to $100 in the comparable period of 2006. The cash used in investing activities in the first six months of 2007 is attributable primarily to capital expenditures of $13,000, an increase in cash subject to restrictions of $6,700 and the $1,500 purchase of a Finnish company that owns patented coal flow measuring technology, partially offset by a $6,300 distribution from our unconsolidated affiliates and proceeds from the sale of assets of $6,800. The cash used in investing activities in the first six months of 2006 is attributable primarily to capital expenditures of $10,100, largely offset by a reduction in cash subject to restrictions of $9,700. The capital expenditures related primarily to leasehold improvements, information technology equipment and office equipment at our Global E&C Group offices in the United Kingdom, India, Continental Europe and Asia-Pacific. These expenditures reflect the increased volumes of business.
     Cash provided by financing activities in the first six months of 2007 was $15,000, compared to $8,700 in the comparable period in 2006. The cash provided by financing activities in the first six months of 2007 reflects primarily stock option and warrant proceeds, partially offset by the repayment of our convertible notes, which matured in June 2007, and a scheduled payment on our limited-recourse project debt. The cash provided by financing activities in the first six months of 2006 reflects primarily warrant offer and stock option proceeds, partially offset by the redemption of our 2011 senior notes and trust preferred securities.
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
     We are required in certain circumstances to provide security to banks and sureties to obtain new standby letters of credit, bank guarantees and performance bonds. Certain of our European subsidiaries are required to and have cash collateralized $8,000 and $5,300 of their bonding requirements as of June 29, 2007 and December 29, 2006, respectively.
     Our domestic operating entities do not generate sufficient cash flow to fund our obligations related to corporate overhead expenses and asbestos liabilities. Consequently, we require cash repatriations from our non-U.S. subsidiaries in the normal course of our operations to meet our domestic cash needs and have successfully repatriated cash for many years. We repatriated $62,100 and $97,900 from our non-U.S. subsidiaries in the first six months of 2007 and 2006, respectively. Our current 2007 forecast assumes total cash repatriation from our non-U.S. subsidiaries of approximately $122,500 from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends.
     Our non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities and for other general corporate purposes. In addition, certain of our non-U.S. subsidiaries are subject to statutory requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. These factors limit our ability to repatriate funds held by certain of our non-U.S. subsidiaries. However, we believe we could repatriate additional cash from certain other of our foreign subsidiaries should we desire, and we continue to have access to the revolving credit portion of our domestic senior credit facility, if needed.
     We have funded $29,000 of the asbestos liability indemnity payments and defense costs from our cash flow in the first six months of 2007, net of the cash received from insurance settlements. We expect to fund a total of $33,900 of the asbestos liability indemnity and defense costs from our cash flow in fiscal year 2007, net of the cash expected to be received from existing insurance settlements (including an insurance settlement executed in the third quarter of 2007). This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos insurance liability or any future insurance settlements, the asbestos insurance receivable recorded on our balance sheet will continue to decrease.
     We anticipate spending between €13,000 and €15,000 (approximately $17,600 and $20,300 at the exchange rate in effect as of June 29, 2007) in FW Power S.r.L. in the second half of 2007 as we continue construction of the electric power generating wind farm projects in Italy. We anticipate financing €10,000 (approximately $13,500 at the exchange rate in effect as of June 29, 2007) of these construction costs with special-purpose limited recourse project debt, although such financing has not yet been secured.
     On May 4, 2007, we executed an amendment to our domestic senior credit agreement to increase the facility by $100,000 to $450,000, to reduce the pricing on a portion of the letters of credit issued under the facility and to restore an “accordion” feature, which permits further incremental increases of up to $100,000 in total availability under the facility. The letter of credit fees now range from 1.50% to 1.60%. We do not intend to borrow under our domestic senior revolving credit facility during 2007.
     Please refer to Note 4 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations.
     We have not declared or paid a common share dividend since July 2001 and we do not have any plans to declare or pay any common share dividends. Our current credit agreement contains limitations on dividend payments.

     Capital Structure
     We have the following common shares and common share equivalents as of August 1, 2007:

	Outstanding	Common Share
	Units	Equivalents
Common shares	71,313,019	71,313,019
Convertible preferred shares	3,408	222,015
Stock options	810,758	810,758
Class A common share purchase warrants	207,808	349,969
Class B common share purchase warrants	7,953,912	575,068
Restricted stock units	97,450	97,450

Common shares and common share equivalents outstanding		73,368,279
Common shares available for issuance		74,633,705

Authorized common shares		148,001,984

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
Off-Balance Sheet Arrangements
     We own several non-controlling equity interests in power projects in Chile and Italy. Certain of the projects have third-party debt that is not consolidated on our balance sheet. We have also issued certain guarantees for the Chilean project. Please refer to Note 3 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information related to these projects.
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

	June 29, 2007			June 30, 2006
	Global	Global		Global	Global
	E&C	Power		E&C	Power
	Group	Group	Total	Group	Group	Total
NEW ORDERS BY PROJECT LOCATION:
Three Months Ended:
North America	$55,100	$164,300	$219,400	$80,200	$254,200	$334,400
South America	1,900	63,300	65,200	(1,000)	3,000	2,000
Europe	179,100	274,800	453,900	169,200	115,600	284,800
Asia	95,900	49,400	145,300	110,600	16,700	127,300
Middle East	67,000	100	67,100	63,400	1,100	64,500
Australasia and other	31,500	900	32,400	184,500	1,000	185,500

Total	$430,500	$552,800	$983,300	$606,900	$391,600	$998,500

Six Months Ended:
North America	$83,700	$566,800	$650,500	$137,200	$529,100	$666,300
South America	6,200	68,600	74,800	10,400	47,000	57,400
Europe	404,000	334,900	738,900	266,100	182,700	448,800
Asia	433,200	120,200	553,400	187,700	44,700	232,400
Middle East	251,500	4,800	256,300	911,800	1,300	913,100
Australasia and other	124,600	1,300	125,900	208,900	1,000	209,900

Total	$1,303,200	$1,096,600	$2,399,800	$1,722,100	$805,800	$2,527,900

NEW ORDERS BY INDUSTRY:
Three Months Ended:
Power generation	$(3,200)	$524,700	$521,500	$900	$365,000	$365,900
Oil refining	207,100	—	207,100	300,200	—	300,200
Pharmaceutical	15,900	—	15,900	18,100	—	18,100
Oil and gas	112,700	—	112,700	210,500	—	210,500
Chemical/petrochemical	62,500	—	62,500	39,000	—	39,000
Power plant operation and maintenance	—	28,100	28,100	—	26,600	26,600
Environmental	13,900	—	13,900	10,200	—	10,200
Other, net of eliminations	21,600	—	21,600	28,000	—	28,000

Total	$430,500	$552,800	$983,300	$606,900	$391,600	$998,500

Six Months Ended:
Power generation	$7,700	$1,038,300	$1,046,000	$2,600	$754,000	$756,600
Oil refining	727,300	—	727,300	472,800	—	472,800
Pharmaceutical	58,700	—	58,700	49,000	—	49,000
Oil and gas	285,800	—	285,800	259,500	—	259,500
Chemical/petrochemical	170,400	—	170,400	889,100	—	889,100
Power plant operation and maintenance	—	58,300	58,300	—	51,800	51,800
Environmental	18,100	—	18,100	14,700	—	14,700
Other, net of eliminations	35,200	—	35,200	34,400	—	34,400

Total	$1,303,200	$1,096,600	$2,399,800	$1,722,100	$805,800	$2,527,900

	June 29, 2007			June 30, 2006
	Global	Global		Global	Global
	E&C	Power		E&C	Power
	Group	Group	Total	Group	Group	Total
BACKLOG (FUTURE REVENUES) BY CONTRACT TYPE:
Lump-sum turnkey	$147,100	$390,500	$537,600	$300,100	$280,700	$580,800
Other fixed-price	350,200	806,400	1,156,600	347,500	980,100	1,327,600
Reimbursable	3,686,000	185,300	3,871,300	3,073,600	36,400	3,110,000
Eliminations	(19,100)	(2,600)	(21,700)	(10,800)	(5,100)	(15,900)

Total	$4,164,200	$1,379,600	$5,543,800	$3,710,400	$1,292,100	$5,002,500

BACKLOG (FUTURE REVENUES) BY PROJECT LOCATION:
North America	$190,400	$645,200	$835,600	$184,800	$691,300	$876,100
South America	22,300	93,200	115,500	92,500	49,300	141,800
Europe	641,800	496,400	1,138,200	440,600	434,300	874,900
Asia	1,377,800	143,100	1,520,900	278,900	115,700	394,600
Middle East	1,377,300	600	1,377,900	1,687,700	1,200	1,688,900
Australasia and other	554,600	1,100	555,700	1,025,900	300	1,026,200

Total	$4,164,200	$1,379,600	$5,543,800	$3,710,400	$1,292,100	$5,002,500

BACKLOG (FUTURE REVENUES) BY INDUSTRY:
Power generation	$38,200	$1,263,100	$1,301,300	$108,100	$1,164,100	$1,272,200
Oil refining	1,810,500	—	1,810,500	1,093,200	—	1,093,200
Pharmaceutical	62,900	—	62,900	130,700	—	130,700
Oil and gas	726,000	—	726,000	1,183,200	—	1,183,200
Chemical/petrochemical	1,356,900	—	1,356,900	1,070,600	—	1,070,600
Power plant operation and maintenance	—	116,500	116,500	—	128,000	128,000
Environmental	50,000	—	50,000	69,100	—	69,100
Other, net of eliminations	119,700	—	119,700	55,500	—	55,500

Total	$4,164,200	$1,379,600	$5,543,800	$3,710,400	$1,292,100	$5,002,500

FOSTER WHEELER SCOPE IN BACKLOG	$1,437,900	$1,291,500	$2,729,400	$1,564,700	$1,277,900	$2,842,600

E&C MAN-HOURS IN BACKLOG (in thousands)	11,000		11,000	11,200		11,200

     The overall increase in consolidated backlog as of June 29, 2007, compared to June 30, 2006, was attributable primarily to our Global E&C Group, where we have won a number of significant contracts. Significant contracts entered into by our Global E&C Group in the second quarter of 2007 included: a contract for the front-end design of a gas field development project in the Middle East; a contract for the D&S of three coker heaters for a delayed coking plant in the United States; and a contract for the further release of work on a major refinery/petrochemicals project in Asia. Significant contracts entered into by our Global E&C Group in the first quarter of 2007 included: a contract with Malaysian Refining Company for the basic design engineering package and the engineering, procurement and construction management for a debottlenecking/revamp project at a refinery in Malaysia; a services contract with Indian Oil Corporation Limited for the Paradip Refinery Project, which is expected to be one of the largest integrated refinery petrochemicals complexes in India; a FEED and project management consultancy services contract by Osos Petrochemicals Company for a planned petrochemicals complex in Yanbu, Kingdom of Saudi Arabia; and a contract with Compañía Española de Petróleos, S.A. one of the main Spanish refining companies, for the detailed engineering of new crude, vacuum and gas recovery units at La Rabida Refinery in Huelva, Spain. The number of lump-sum turnkey contracts in backlog has declined for our Global E&C Group and we expect that trend to continue as our new orders have been, and are expected to continue to be, predominantly reimbursable.

     Significant contracts entered into by our Global Power Group in the second quarter of 2007 included: a contract with Doosan Heavy Industries & Construction Co., Ltd. for the D&S of a CFB steam generator for the Glow CFB3 thermal power project in Thailand; a contract for construction management services and reimbursable craft labor to erect a 400 megawatt PC steam generator at the Springerville Generating Station in Arizona by Salt River Project Agricultural Improvement and Power District; a contract by Kaukaan Voima Oy Helsinki, Finland for a 385 megawatt CFB boiler island to be located in eastern Finland; and a contract by Soderenergi AB for a 240 megawatt thermal CFB boiler island to be located at the Igelsta combined heat and power plant in Sweden. Significant contracts entered into by our Global Power Group in the first quarter of 2007 included: the aforementioned contract with Longview Power, LLC for the D&S of a supercritical once-through PC steam generator for a coal-fired generating facility located in West Virginia; a contract with Hanwha International Corporation for the D&S of three CFB steam generators for a chemical facility located in the Yeosu area of Southern Korea; and a contract with City of Utilities of Springfield, Missouri for the D&S of a natural circulation PC steam generator to be constructed at an existing power station.
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
     Our subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and several non-U.S. jurisdictions, primarily in Europe and Asia. Tax returns are also filed in jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by the various jurisdictions in which we operate. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in certain jurisdictions may expire without examination within the 12-month period from the balance sheet date. As a result, we expect recurring changes in unrecognized tax benefits due to the expiration of the statute of limitations, none of which are expected to be individually significant. With few exceptions, we are no longer subject to U.S. (including federal, state and local), or non-U.S. income tax examinations by tax authorities for years before 2001.
     A number of tax years are under audit by the relevant Federal, state, and foreign tax authorities. We anticipate that several of these audits may be concluded in the foreseeable future, including in 2007. Based on the status of these audits, it is reasonably possible that the conclusion of the audits may result in a reduction of unrecognized tax benefits. However, it is not possible to estimate the impact of this change at this time.

          As a result of the adoption of FIN 48, we recognized a $4,400 reduction in the opening balance of our shareholders’ equity. This resulted from changes in the amount of tax benefits recognized related to uncertain tax positions and the accrual of interest and penalties.
          As of the adoption date, we had $44,800 of unrecognized tax benefits, of which $44,300 would, if recognized, affect our effective tax rate. There were no material changes in this amount during the six months ended June 29, 2007.
          We recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions on our condensed consolidated statement of operations and comprehensive income. We recorded $600 and $800 in interest expense and penalties for the three and six months ended June 29, 2007, respectively. We had $23,600 accrued for the payment of interest and penalties as of June 29, 2007.
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
Safe Harbor Statement
          This management’s discussion and analysis of financial condition and results of operations, other sections of this quarterly report on Form 10-Q and other reports and oral statements made by our representatives from time to time may contain forward-looking statements that are based on our assumptions, expectations and projections about Foster Wheeler and the various industries within which we operate. These include statements regarding our expectation about revenues (including as expressed by our backlog), our liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims and the costs of current and future asbestos claims and the amount and timing of related insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. We caution that a variety of factors, including but not limited to the factors described under Part II, Item 1A, “Risk Factors” and the following, could cause business conditions and our results to differ materially from what is contained in forward-looking statements:
•	changes in the rate of economic growth in the United States and other major international economies;

•	changes in investment by the oil and gas, oil refining, chemical/petrochemical and power industries;

•	changes in the financial condition of our customers;

•	changes in regulatory environment;

•	changes in project design or schedules;

•	contract cancellations;

•	changes in our estimates of costs to complete projects;

•	changes in trade, monetary and fiscal policies worldwide;

•	compliance with laws and regulations relating to our global operations;

•	currency fluctuations;

•	war and/or terrorist attacks on facilities either owned or where equipment or services are or may be provided;

•	interruptions to shipping lanes or other methods of transit;

•	outcomes of pending and future litigation, including litigation regarding our liability for damages and insurance coverage for asbestos exposure;

•	protection and validity of our patents and other intellectual property rights;

•	increasing competition by foreign and domestic companies;

•	compliance with our debt covenants;

•	recoverability of claims against our customers and others by us and claims by third parties against us; and

•	changes in estimates used in our critical accounting policies.
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
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting in the quarter ended June 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
          We assume the project’s technical risk and associated warranty obligations, meaning that we must tailor products and systems to satisfy the technical requirements of a project even though, at the time the project is awarded, we may not have previously produced such a product or system. We also assume the risks related to revenue, cost and gross profit realized on such contracts that can vary, sometimes substantially, from the original projections due to changes in a variety of other factors, including but not limited to:
•	engineering design changes;

•	unanticipated technical problems with the equipment being supplied or developed by us, which may require that we spend our own money to remedy the problem;

•	changes in the costs of components, materials or labor;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in local laws and regulations;

•	changes in local labor conditions;

•	project modifications creating unanticipated costs;

•	delays caused by local weather conditions; and

•	our project owners’, suppliers’ or subcontractors’ failure to perform.
          These risks may be exacerbated by the length of time between signing a contract and completing the project because most lump-sum or fixed price projects are long-term. In addition, we sometimes bear the risk of delays caused by unexpected conditions or events. Long-term, fixed-price projects often make us subject to penalties if portions of the project are not completed in accordance with agreed-upon time limits. Therefore, significant losses can result from performing large, long-term projects on a lump-sum basis. These losses may be material, including in some cases up to or slightly exceeding the full contract value in certain events of non-performance, and could negatively impact our business, financial condition, results of operations and cash flow.

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
     In the ordinary course of business, claims involving project owners and subcontractors are brought against us and by us in connection with our project contracts. Claims brought against us include back charges for alleged defective or incomplete work, breaches of warranty and/or late completion of the project work and claims for canceled projects. The claims and back charges can involve actual damages, as well as contractually agreed upon liquidated sums. If we were found to be liable on any of the project claims against us, we would have to incur a charge against earnings to the extent a reserve had not been established for the matter in our accounts along with an associated impact on our cash flow. Claims brought by us against project owners include claims for additional costs incurred in excess of current contract provisions arising out of project delays and changes in the previously agreed scope of work. Claims between us and our subcontractors and vendors include claims like any of those described above. These project claims, if not resolved through negotiation, are often subject to lengthy and expensive litigation or arbitration proceedings. Charges associated with claims brought against us and by us could materially adversely impact our business, financial condition, results of operations and cash flow.
If we have a material weakness in our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.
     Although we had no material weaknesses as of December 29, 2006, we have reported material weaknesses in our internal control over financial reporting in the past. We cannot assure that we will avoid a material weakness in the future. If we have another material weakness in our internal control over financial reporting in the future, it could adversely impact our ability to report our financial results in a timely and accurate manner.
We require cash repatriations from our non-U.S. subsidiaries to meet our domestic cash needs related to our asbestos-related liabilities and corporate overhead expenses. Our ability to repatriate funds from our non-U.S. subsidiaries is limited by a number of factors.
     As of June 29, 2007, we had cash, cash equivalents, short-term investments and restricted cash of $782,900, of which $638,300 was held by our non-U.S. subsidiaries. Our fiscal year 2007 forecast assumes total cash repatriation from our non-U.S. subsidiaries of approximately $122,500 from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends. There can be no assurance that the forecasted foreign cash repatriation will occur as our non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, to comply with covenants and for other general corporate purposes. The repatriation of funds may also subject those funds to taxation.
Our international operations involve risks that may limit or disrupt operations, limit repatriation of cash, increase foreign taxation or otherwise materially adversely affect our business, financial condition, results of operations and cash flow.
     We have substantial international operations that are conducted through foreign and domestic subsidiaries, as well as through agreements with foreign joint venture partners. Our international operations accounted for approximately 80% of our operating revenues and substantially all of our operating cash flow in the first six months of 2007. We have international operations in Eastern and Western Europe, Asia, Australia, Africa, the Middle East

and South America. Additionally, we purchase materials and equipment on a worldwide basis. Our foreign operations are subject to risks that could materially adversely affect our business, financial condition, results of operations and cash flow, including:
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
          In addition, many of the countries in which we transact business have laws that restrict the offer or payment of anything of value to government officials or other persons with the intent of gaining business or favorable government action. We are subject to these laws in addition to being governed by U.S. Federal laws restricting these types of activities. In addition to prohibiting certain bribery-related activity with foreign officials and other persons, these laws provide for recordkeeping and reporting obligations. Any failure to comply with these legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties. The failure to comply with these legal and regulatory obligations could also result in the disruption of our business activities.
We may invest in longer-term investment opportunities, such as the acquisition of other entities or operations in the engineering and construction industry. Acquisitions of other entities or operations have risks that could materially adversely affect our business, financial condition, results of operations and cash flow.
          During the first quarter of 2007, we began exploring strategic acquisitions within the engineering and construction industry to complement or expand on our technical capabilities. The acquisition of engineering and construction companies and assets is subject to substantial risks, including the failure to identify material problems during due diligence, the risk of over-paying for assets and the inability to arrange financing for an acquisition as may be required or desired. Further, the integration and consolidation of acquisitions requires substantial human, financial and other resources and, ultimately, our acquisitions may not be successfully integrated and our resources may be diverted. There can be no assurances that we will consummate any such acquisitions, that any future acquisitions will perform as expected or that the returns from such acquisitions will support the investment required to acquire them or the capital expenditures needed to develop them.
Our business may be materially adversely impacted by regional, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future.
          Greenhouse gases that result from human activities, including burning of fossil fuels, have been the focus of increased scientific and political scrutiny and are being subjected to various legal requirements. International agreements, national laws, state laws and various regulatory schemes limit or otherwise regulate emissions of greenhouse gases, and additional restrictions are under consideration by different governmental entities. We derive a significant amount of revenues and contract profits from engineering and construction services and from the supply of our manufactured equipment to clients that own and/or operate electric power generating plants. Additionally, we own or partially own plants that generate electricity from burning natural gas or various types of solid fuels. These plants emit greenhouse gases as part of the process to generate electricity. Compliance with the existing greenhouse gas regulation may prove costly or difficult. It is possible that owners and operators of existing or future electric generating plants could be subject to new or changed environmental regulations that result in significantly limiting or reducing the amounts of greenhouse gas emissions, increasing the cost of emitting such gases or requiring emissions allowances. The costs of controlling such emissions or obtaining required emissions allowances could be significant. It also is possible that necessary controls or allowances may not be available. Such regulations could negatively impact client investments in capital projects, which could negatively impact the market for our manufactured products and certain of our services, and also could negatively affect the operations and profitability of our own electric power plants. This could materially adversely affect our business, financial condition, results of operations and cash flow.
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
     The dollar amount of backlog does not necessarily indicate future earnings related to the performance of that work. Backlog refers to expected future revenues under signed contracts and legally binding letters of intent that we have determined are likely to be performed. Backlog represents only business that is considered firm, although cancellations or scope adjustments may and do occur. Because of changes in project scope and schedule, we cannot predict with certainty when or if backlog will be performed. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us. Material delays, cancellations or payment defaults could materially adversely affect our business, financial condition, results of operations and cash flow.

The number and cost of our current and future asbestos claims in the United States could be substantially higher than we have estimated and the timing of payment of claims could be sooner than we have estimated, which could materially adversely affect our business, financial condition, results of operations and cash flow.
          Some of our subsidiaries are named as defendants in numerous lawsuits and out-of-court administrative claims pending in the United States in which the plaintiffs claim damages for alleged bodily injury or death arising from exposure to asbestos in connection with work performed, or heat exchange devices assembled, installed and/or sold, by our subsidiaries. We expect these subsidiaries to be named as defendants in similar suits and that claims will be brought in the future. For purposes of our financial statements, we have estimated the indemnity and defense costs to be incurred in resolving pending and forecasted domestic claims through year-end 2021. Although we believe our estimates are reasonable, the actual number of future claims brought against us and the cost of resolving these claims could be substantially higher than our estimates. Some of the factors that may result in the costs of asbestos claims being higher than our current estimates include:
•	the rate at which new claims are filed;

•	the number of new claimants;

•	changes in the mix of diseases alleged to be suffered by the claimants, such as type of cancer, asbestosis or other illness;

•	increases in legal fees or other defense costs associated with asbestos claims;

•	increases in indemnity payments;

•	decreases in the proportion of claims dismissed with zero indemnity payments;

•	indemnity payments being required to be made sooner than expected;

•	bankruptcies of other asbestos defendants, causing a reduction in the number of available solvent defendants and thereby increasing the number of claims and the size of demands against our subsidiaries;

•	adverse jury verdicts requiring us to pay damages in amounts greater than we expect to pay in settlements;

•	changes in legislative or judicial standards that make successful defense of claims against our subsidiaries more difficult; or

•	enactment of legislation requiring us to contribute amounts to a national settlement trust in excess of our expected net liability, after insurance, in the tort system.
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
          Since year-end 2004, we have worked with Analysis Research Planning Corporation, or ARPC, nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs for the following 15-year period. ARPC reviews our current year-to-date asbestos indemnity payments, defense costs and claims activity and compares them to our 15-year forecast prepared at the previous year-end. Based on its review, ARPC may recommend that the assumptions used to estimate our future asbestos liability be updated, as appropriate.
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
     Although we believe that a significant portion of our subsidiaries’ liability and defense costs for asbestos claims will be covered by insurance, the adequacy and timing of insurance recoveries is uncertain. Since year-end 2005, we have worked with Peterson Risk Consulting, nationally recognized experts in the estimation of insurance recoveries, to review our estimate of the value of the settled insurance asset and assist in the estimation of our unsettled asbestos insurance asset. Based on insurance policy data, historical claims data, future liability estimates including the expected timing of payments and allocation methodology assumptions we provided them, Peterson Risk Consulting provided an analysis of the unsettled insurance asset as of year-end 2006. We utilized that analysis to determine our estimate of the value of the unsettled insurance asset.
     The asset recorded on our condensed consolidated balance sheet represents our best estimate of settled and probable future insurance settlements relating to our domestic liability for pending and estimated future asbestos claims through year-end 2021. The estimate of recoveries from unsettled insurers in the insurance litigation discussed below is based upon assumptions relating to cost allocation, the application of New Jersey law to certain insurance coverage issues and other factors. The insurance asset also includes an estimate of the amount of recoveries under existing settlements with other insurers. On February 13, 2001, litigation was commenced against certain of our subsidiaries by certain of our insurers seeking to recover from other insurers amounts previously paid by them and to adjudicate their rights and responsibilities under our subsidiaries’ insurance policies. As of June 29, 2007, we estimated the value of our asbestos insurance asset contested by our subsidiaries’ insurers in this litigation at $32,700. While this litigation has been pending, we have had to cover a substantial portion of our settlement payments and defense costs out of our cash flow.
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
     Our ability to attract and retain qualified engineers and other professional personnel, as well as joint venture partners, advisors and subcontractors, will be an important factor in determining our future success. The market for these professionals is competitive and we may not be successful in efforts to attract and retain these professionals. Failure to attract or retain these professionals, joint venture partners, advisors and subcontractors could materially adversely affect our business, financial condition, results of operations and cash flow.

We are subject to various environmental laws and regulations in the countries in which we operate. If we fail to comply with these laws and regulations, we may incur significant costs and penalties that could materially adversely affect our business, financial condition, results of operations and cash flow.
          Our operations are subject to U.S., European and other laws and regulations governing the generation, management and use of regulated materials, the discharge of materials into the environment, the remediation of environmental contamination, or otherwise relating to environmental protection. Both our Global E&C Group and our Global Power Group make use of and produce as wastes or byproducts substances that are considered to be hazardous under these environmental laws and regulations. We may be subject to liabilities for environmental contamination as an owner or operator of a facility or as a generator of hazardous substances without regard to negligence or fault, and we are subject to additional liabilities if we do not comply with applicable laws regulating such hazardous substances, and, in either case, such liabilities can be substantial.
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

•	Any amendment to the bye-law limiting the removal of directors to be approved by the board of directors and the affirmative vote of the holders of three-quarters of the issued shares entitled to vote at general meetings.

•	The board of directors to consist of not less than three nor more than 20 persons, the exact number to be set from time to time by a majority of the whole board of directors. Accordingly, the board of directors, and not the shareholders, has the authority to determine the number of directors and could delay any shareholder from obtaining majority representation on the board of directors by enlarging the board of directors and filling the new vacancies with its own nominees until a general meeting at which directors are to be appointed.

•	Restrictions on the time period in which directors may be nominated. A shareholder notice to nominate an individual for election as a director must be received no less than 120 calendar days prior to the anniversary of the date on which we first mailed our proxy materials for the preceding year’s annual meeting.

•	Restrictions on the time period in which shareholder proposals may be submitted. To be timely for inclusion in our proxy statement, a shareholder’s notice for a shareholder proposal must be received not less than 120 days prior to the anniversary of the date on which we first mailed our proxy materials for the preceding year’s annual general meeting. To be timely for consideration at the annual meeting of shareholders, a shareholder’s notice must be received no less than 45 days prior to the anniversary of the date on which we first mailed our proxy materials for the preceding year’s annual meeting.

•	The board of directors to determine the powers, preferences and rights of preference shares and to issue preference shares without shareholder approval. The board of directors could authorize the issuance of preference shares with terms and conditions that could discourage a takeover or other transaction that holders of some or a majority of the common shares might believe to be in their best interests or in which holders might receive a premium for their shares over the then market price of the shares.

•	A general prohibition on “business combinations” between Foster Wheeler Ltd. and an “interested member.” Specifically, “business combinations” between an interested member and Foster Wheeler Ltd. are prohibited for a period of five years after the time the interested member acquires 20% or more of our outstanding voting shares, unless the business combination or the transaction resulting in the person becoming an interested member is approved by the board of directors prior to the date the interested member acquires 20% or more of the outstanding voting shares.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 8, 2007, we held an annual general meeting of common shareholders. The voting results of the annual general meeting of common shareholders were as follows:

		Against(A) or			Broker
	For	Withheld(W)		Abstentions	Non-Votes
1. Election of directors. (*)
a. Eugene D. Atkinson	54,631,854	3,396,052	(W)
b. Stephanie Hanbury-Brown	54,632,753	3,395,153	(W)

2. Auditor appointment –PricewaterhouseCoopers LLP	57,938,814	83,164	(A)	5,928

*	In addition, the following directors continued to serve after the meeting: Diane C. Creel, Robert C. Flexon, James D. Woods and Raymond J. Milchovich.

ITEM 6. EXHIBITS

Exhibit No.	Exhibits
3.1	Memorandum of Association of Foster Wheeler Ltd. (Filed as Annex II to Foster Wheeler Ltd.’s Form S-4/A (File No. 333-52468) filed on March 9, 2001, and incorporated herein by reference.)

3.2	Memoranda of Reduction of Share Capital and Memorandum of Increase in Share Capital each dated December 1, 2004. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, dated November 29, 2004 and filed on December 2, 2004, and incorporated herein by reference.)

3.3	Certificate of Designation relating to Foster Wheeler Ltd.’s Series B Convertible Preferred Shares, adopted on September 24, 2004. (Filed as Exhibit 3.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 24, 2004, and incorporated herein by reference.)

3.4	Bye-Laws of Foster Wheeler Ltd., amended May 9, 2006. (Filed as Exhibit 3.2 to Foster Wheeler Ltd.’s Form 8-K, dated May 9, 2006 and filed on May 12, 2006, and incorporated herein by reference.)

10.1	Amendment No. 1, dated May 4, 2007, to the Credit Agreement, dated September 13, 2006, between Foster Wheeler LLC, Foster Wheeler Inc., Foster Wheeler USA Corporation, Foster Wheeler North America Corp., Foster Wheeler Energy Corporation and Foster Wheeler International Corporation, Foster Wheeler Ltd., Foster Wheeler Holdings Ltd., the subsidiary guarantors party thereto, the lenders party thereto, and BNP Paribas. (Filed as Exhibit 10.4 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended March 30, 2007, and incorporated herein by reference.)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of John T. La Duc

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of John T. La Duc

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER LTD. (Registrant)
Date: August 8, 2007	/s/ Raymond J. Milchovich
Raymond J. Milchovich
Chairman and Chief Executive Officer

Date: August 8, 2007	/s/ John T. La Duc
John T. La Duc
Executive Vice President and Chief Financial Officer