Form 10-Q
period 2007-09-28
FOSTER WHEELER LTD
filed 2007-11-07
CIK 1130385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2007
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
Large accelerated filer ☑      Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,835,337 common shares ($0.01 par value) were outstanding as of October 31, 2007.

FOSTER WHEELER LTD.
INDEX

Part I FINANCIAL INFORMATION

Item 1 –	Financial Statements (Unaudited):

Condensed Consolidated Statement of Operations for the Three and Nine Months Ended September 28, 2007 and September 29, 2006

Condensed Consolidated Balance Sheet as of September 28, 2007 and December 29, 2006

Condensed Consolidated Statement of Changes in Shareholders’ Equity for the Nine Months Ended September 28, 2007 and September 29, 2006

Condensed Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended September 28, 2007 and September 29, 2006

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 28, 2007 and September 29, 2006

Notes to Condensed Consolidated Financial Statements

Item 2 –	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 –	Quantitative and Qualitative Disclosures about Market Risk

Item 4 –	Controls and Procedures

Part II OTHER INFORMATION

Item 1 –	Legal Proceedings

Item 1A –	Risk Factors

Item 6 –	Exhibits

Signatures
EX-10.1: CONSULTING AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Operating revenues	$1,299,872	$910,580	$3,641,760	$2,301,729
Cost of operating revenues	(1,101,912)	(781,391)	(3,067,442)	(1,964,280)

Contract profit	197,960	129,189	574,318	337,449

Selling, general and administrative expenses	(62,686)	(51,543)	(180,079)	(159,570)
Other income	34,786	5,382	67,993	41,250
Other deductions	(7,672)	(14,983)	(33,075)	(33,070)
Interest expense	(4,716)	(5,068)	(14,652)	(19,803)
Minority interest in income of consolidated affiliates	(1,765)	(2,255)	(5,038)	(3,251)
Net asbestos-related gains	8,633	36,074	8,633	115,664
Prior domestic senior credit agreement fees and expenses	—	(14,823)	—	(14,823)
Loss on debt reduction initiatives	—	—	—	(12,483)

Income before income taxes	164,540	81,973	418,100	251,363
Provision for income taxes	(35,439)	(6,146)	(102,324)	(52,487)

Net income	$129,101	$75,827	$315,776	$198,876

Earnings per common share (see Note 1):
Basic	$1.81	$1.12	$4.48	$2.72

Diluted	$1.78	$1.07	$4.37	$2.55

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands of dollars, except share data and per share amounts)
(unaudited)

	September 28,	December 29,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$860,397	$610,887
Accounts and notes receivable, net:
Trade	563,854	483,819
Other	123,623	83,497
Contracts in process	239,697	159,121
Prepaid, deferred and refundable income taxes	27,401	20,708
Other current assets	36,299	31,288

Total current assets	1,851,271	1,389,320

Land, buildings and equipment, net	326,886	302,488
Restricted cash	22,684	19,080
Notes and accounts receivable — long-term	2,980	5,395
Investments in and advances to unconsolidated affiliates	191,406	167,186
Goodwill, net	52,052	51,573
Other intangible assets, net	61,953	62,004
Asbestos-related insurance recovery receivable	311,279	350,322
Other assets	95,116	91,081
Deferred income taxes	119,882	127,574

TOTAL ASSETS	$3,035,509	$2,566,023

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current installments on long-term debt	$24,567	$21,477
Accounts payable	323,391	263,715
Accrued expenses	328,608	288,658
Billings in excess of costs and estimated earnings on uncompleted contracts	686,805	622,422
Income taxes payable	69,871	51,331

Total current liabilities	1,433,242	1,247,603

Long-term debt	175,201	181,492
Deferred income taxes	70,395	66,522
Pension, postretirement and other employee benefits	344,615	385,976
Asbestos-related liability	363,478	424,628
Other long-term liabilities and minority interest	206,882	196,092
Commitments and contingencies

TOTAL LIABILITIES	2,593,813	2,502,313

Temporary Equity:
Non-vested restricted awards subject to redemption	1,727	983

TOTAL TEMPORARY EQUITY	1,727	983

Shareholders’ Equity:
Preferred shares:
$0.01 par value; authorized: September 28, 2007 - 903,424 shares and December 29, 2006 - 903,714 shares; issued and outstanding:
September 28, 2007 - 3,368 shares and December 29, 2006 - 3,658 shares	—	—
Common shares:
$0.01 par value; authorized: September 28, 2007 - 148,002,024 shares and December 29, 2006 - 148,001,734 shares; issued and outstanding:
September 28, 2007 - 71,805,710 shares and December 29, 2006 - 69,091,474 shares	717	690
Paid-in capital	1,382,631	1,349,492
Accumulated deficit	(632,693)	(944,113)
Accumulated other comprehensive loss	(310,686)	(343,342)

TOTAL SHAREHOLDERS’ EQUITY	439,969	62,727

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$3,035,509	$2,566,023

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands of dollars, except share data)
(unaudited)

	Nine Months Ended
	September 28, 2007		September 29, 2006
	Shares	Amount	Shares	Amount
Preferred Shares:
Balance at beginning of year	3,658	$—	4,195	$—
Preferred shares converted into common shares	(290)	—	(522)	—

Balance at end of period	3,368	$—	3,673	$—

Common Shares:
Balance at beginning of year	69,091,474	$690	57,462,262	$575
Issuance of common shares upon exercise of common share purchase warrants	899,994	9	8,416,333	85
Issuance of common shares upon equity-for-debt exchange	—	—	1,277,900	13
Issuance of common shares upon exercise of stock options	1,452,999	15	1,139,325	11
Issuance of common shares related to restricted awards	342,398	3	343,126	3
Issuance of common shares upon conversion of preferred shares	18,845	—	34,545	—

Balance at end of period	71,805,710	$717	68,673,491	$687

Paid-in Capital:
Balance at beginning of year		$1,349,492		$1,187,518
Issuance of common shares upon exercise of common share purchase warrants		8,431		75,330
Issuance of common shares upon equity-for-debt exchange		—		58,750
Issuance of common shares upon exercise of stock options		16,225		12,301
Share-based compensation expense-stock options and restricted awards		4,356		12,531
Excess tax benefit related to share-based compensation		4,130		1,115
Reclassification of unearned compensation balance upon adoption of SFAS No. 123R		—		(8,358)
Issuance of common shares related to restricted awards		(3)		(3)

Balance at end of period		$1,382,631		$1,339,184

Accumulated Deficit:
Balance at beginning of year		$(944,113)		$(1,206,097)
Cumulative effect of adoption of FIN 48		(4,356)		—

Balance at beginning of year, as adjusted		(948,469)		(1,206,097)
Net income for the period		315,776		198,876

Balance at end of period		$(632,693)		$(1,007,221)

Accumulated Other Comprehensive Loss:
Balance at beginning of year		$(343,342)		$(314,796)
Foreign currency translation adjustments		19,495		(2,763)
Net gain/(loss) on derivative instruments designated as cash flow hedges, net of tax		1,279		(696)
Defined benefit pension and other postretirement plans:
Minimum pension liability adjustment, net of tax		—		(538)
Reclassification adjustment for amortization of prior service cost/(credit), net loss/(gain) and transition obligation/ (asset) included in net periodic benefit expense, net of tax		11,882		—

Balance at end of period		$(310,686)		$(318,793)

Unearned Compensation:
Balance at beginning of year		$—		$(8,358)
Reclassification of unearned compensation balance upon adoption of SFAS No. 123R		—		8,358

Balance at end of period		$—		$—

Total Shareholders’ Equity		$439,969		$13,857

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in thousands of dollars)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Net income	$129,101	$75,827	$315,776	$198,876
Foreign currency translation adjustments	10,113	(1,951)	19,495	(2,763)
Net (loss)/gain on derivative instruments designated as cash flow hedges, net of tax	(587)	(964)	1,279	(696)
Defined benefit pension and other postretirement plans:
Minimum pension liability adjustment, net of tax	—	—	—	(538)
Reclassification adjustment for amortization of prior service cost/(credit), net loss/(gain) and transition obligation/(asset) included in net periodic benefit expense, net of tax	3,984	—	11,882	—

Comprehensive income	$142,611	$72,912	$348,432	$194,879

See notes to condensed consolidated financial statements.

FOSTER WHEELER LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars, except share data)
(unaudited)

	Nine Months Ended
	September 28,	September 29,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$315,776	$198,876
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	27,120	22,284
Net asbestos-related gains	(8,633)	(94,144)
Loss on debt reduction initiatives	—	5,206
Prior domestic senior credit agreement fees and expenses	—	14,823
Share-based compensation expense-stock options and restricted awards	5,100	12,828
Excess tax benefit related to share-based compensation	(3,888)	(984)
Deferred tax	15,146	8,954
Gain on sale of assets	(6,887)	(1,167)
Equity in the net earnings of partially-owned affiliates, net of dividends	(23,150)	(3,952)
Other noncash items	5,036	3,115
Changes in assets and liabilities:
Increase in receivables	(81,496)	(119,861)
Net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts	(27,663)	140,590
Increase/(decrease) in accounts payable and accrued expenses	79,347	(5,719)
Increase in income taxes payable	14,462	22,986
Net change in other assets and liabilities	(71,735)	(70,214)

Net cash provided by operating activities	238,535	133,621

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(6,319)	457
Change in restricted cash	(2,848)	4,801
Capital expenditures	(33,504)	(19,381)
Proceeds from sale of assets	6,732	1,503
Investments in and advances to unconsolidated affiliates	(1,242)	(3,362)
Return of investment from unconsolidated affiliates	6,324	—

Net cash used in investing activities	(30,857)	(15,982)

CASH FLOWS FROM FINANCING ACTIVITIES
Partnership distributions to minority partners	(2,063)	(1,941)
Proceeds from common share purchase warrant exercises	8,440	75,415
Proceeds from stock option exercises	16,240	12,312
Excess tax benefit related to share-based compensation	3,888	984
Proceeds from issuance of long-term debt	330	2,126
Repayment of long-term debt and capital lease obligations	(6,225)	(81,876)

Net cash provided by financing activities	20,610	7,020

Effect of exchange rate changes on cash and cash equivalents	21,222	11,584

Increase in cash and cash equivalents	249,510	136,243
Cash and cash equivalents at beginning of year	610,887	350,669

Cash and cash equivalents at end of period	$860,397	$486,912

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of dollars, except share data and per share amounts)
(unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation — The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
     Revisions — Our prior period condensed consolidated statement of operations has been revised to classify incentive bonus expense consistent with the classification of the underlying employees’ salary expense. This revision had no impact on net income as previously reported in our condensed consolidated statement of operations, or on our condensed consolidated balance sheet, our condensed consolidated statement of changes in shareholders’ equity, our condensed consolidated statement of comprehensive income or our condensed consolidated statement of cash flows. A summary of the financial statement line items affected by the revision is presented below.

	Three Months Ended		Nine Months Ended
	September 29, 2006		September 29, 2006
	As Previously	As	As Previously	As
	Reported	Revised	Reported	Revised
Cost of operating revenues	$(775,268)	$(781,391)	$(1,952,937)	$(1,964,280)
Contract profit	135,312	129,189	348,792	337,449
Selling, general and administrative expenses	(57,666)	(51,543)	(170,913)	(159,570)
Net income	75,827	75,827	198,876	198,876
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including estimates of total costs and customer and vendor claims, employee benefit plan obligations, share-based compensation plans, uncertain tax positions and deferred taxes, and asbestos liabilities and expected recoveries, among others.
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

     Revenues and profits on cost-reimbursable contracts are recorded as the services are rendered. We include flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when we are responsible for the engineering specifications and procurement or procurement services for such costs.
     Contracts in process are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts.
     We have numerous contracts that are in various stages of completion. Such contracts require estimates to determine the extent of revenue and profit recognition. These estimates may be revised from time to time as additional information becomes available. In accordance with the accounting and disclosure requirements of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” we review all of our material contracts monthly and revise our estimates as appropriate. These estimate revisions, which include both increases and decreases in estimated profit, result from events such as earning project incentive bonuses or the incurrence or forecasted incurrence of contractual liquidated damages for performance or schedule issues, executing services and purchasing third-party materials and equipment at costs differing from those previously estimated and testing of completed facilities which, in turn, eliminates or confirms completion and warranty-related costs. Project incentives are recognized when it is probable they will be earned. Project incentives are frequently tied to cost, schedule and/or safety targets and, therefore, tend to be earned late in a project’s life cycle. There were 38 and 19 separate projects that had final estimated profit revisions exceeding $1,000 during the first nine months of 2007 and 2006, respectively. The changes in final estimated profits resulted in a net increase to contract profit of $17,980 and $34,120 during the three and nine months ended September 28, 2007, respectively. Similarly, the changes in final estimated profits resulted in a net increase/(decrease) to contract profit of $(10,270) and $1,020 during the three and nine months ended September 29, 2006, respectively. Please see Note 11 for further information related to changes in final estimated profits.
     Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, disputed or unapproved change orders as to both scope and price or other causes of unanticipated additional costs. We record claims in accordance with paragraph 65 of SOP 81-1, which states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim may be recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred and are recorded in contracts in process. As of September 28, 2007, our condensed consolidated financial statements assumed recovery of commercial claims from customers of $16,900, of which $2,400 was yet to be expended. As of December 29, 2006, our condensed consolidated financial statements assumed recovery of commercial claims from customers of $3,900, all of which was recorded on our condensed consolidated balance sheet.
     In certain circumstances, we may defer pre-contract costs when it is probable that these costs will be recovered under a future contract. Such deferred costs would then be included in contract costs on receipt of the anticipated contract. We had no deferred pre-contract costs as of September 28, 2007 or December 29, 2006.
     Certain special-purpose subsidiaries in our global power business group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the corresponding service contracts.
     Cash and Cash Equivalents — Cash and cash equivalents include highly liquid short-term investments with original maturities of three months or less. Cash and cash equivalents included $671,038 and $490,934 maintained by our foreign subsidiaries as of September 28, 2007 and December 29, 2006, respectively. These subsidiaries require a portion of these funds to support their liquidity and working capital needs, as well as to comply with required minimum capitalization and contractual restrictions. Accordingly, a portion of these funds may not be readily available for repatriation to U.S. entities.

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
     As of September 28, 2007 and December 29, 2006, we had goodwill of $52,052 and $51,573, respectively. The increase of $479 in goodwill resulted from changes in foreign currency exchange rates. All of the goodwill is related to our global power business group. In 2006, the fair value of the reporting units exceeded the carrying amounts.

     As described further in Note 2, in February 2007, we acquired a Finnish company that owns patented coal flow measuring technology. In conjunction with the acquisition, we recorded $1,463 of identifiable intangible assets. We had total unamortized identifiable intangible assets of $61,953 and $62,004 as of September 28, 2007 and December 29, 2006, respectively. The following table details amounts relating to those assets:

	September 28, 2007			December 29, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$39,101	$(20,564)	$18,537	$37,185	$(19,206)	$17,979
Trademarks	63,452	(20,036)	43,416	62,699	(18,674)	44,025

Total	$102,553	$(40,600)	$61,953	$99,884	$(37,880)	$62,004

     Amortization expense related to patents and trademarks, which is recorded within cost of operating revenues on the condensed consolidated statement of operations, totaled $912 and $2,720 for the three and nine months ended September 28, 2007, respectively. Similarly, amortization expense totaled $898 and $2,676 for the three and nine months ended September 29, 2006, respectively. Amortization expense is expected to approximate $3,600 each year in the next five years.
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
     We maintain a foreign currency risk-management strategy that uses foreign currency forward contracts to protect us from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates between the functional currencies of our subsidiaries and the foreign currencies in which some of our operating purchases and sales are denominated. We utilize these contracts solely to hedge specific foreign currency exposures, whether or not they qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the three and nine months ended September 28, 2007 and September 29, 2006, none of the contracts met the requirements for hedge accounting under SFAS No. 133. Accordingly, we recorded a pre–tax foreign exchange gain/(loss) of $(90) and $576 for the three and nine months ended September 28, 2007, respectively. Similarly, we recorded pre–tax foreign exchange gains of $487 and $2,857 for the three and nine months ended September 29, 2006, respectively. These amounts were recorded in the following line items on our condensed consolidated statement of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Cost of operating revenues	$(54)	$589	$674	$2,996
Other deductions	(36)	(102)	(98)	(139)
Pretax (loss)/gain	$(90)	$487	$576	$2,857

     The mark-to-market adjustments on foreign exchange contracts for these unrealized gains or losses are recorded in either contracts in process or billings in excess of costs and estimated earnings on uncompleted contracts on our condensed consolidated balance sheet.
     During the nine months ended September 28, 2007 and September 29, 2006, we included cash inflows/(outflows) on the settlement of derivatives of $4,280 and $990, respectively, within the net change in contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts in the operating activities section of our condensed consolidated statement of cash flows.
     Interest Rate Risk — We use interest rate swap contracts to manage interest rate risk associated with some of our variable rate special-purpose limited recourse project debt. Certain of our affiliates in which we have an equity interest also use interest rate swap contracts to manage interest rate risk associated with their limited recourse project debt. Upon entering into the swap contracts, we designate the interest rate swaps as cash flow hedges in accordance with SFAS No. 133. We assess at inception, and on an ongoing basis, whether the interest rate swaps are highly effective in offsetting changes in the cash flows of the project debt. Consequently, we record the fair value of our interest rate swap contracts on our condensed consolidated balance sheet at each balance sheet date. Changes in the fair value of the interest rate swap contracts are recorded as a component of comprehensive income on our condensed consolidated statement of comprehensive income. As of September 28, 2007 and December 29, 2006, we had net gains on the swap contracts of $1,621 and $342, respectively, which were recorded net of tax of $798 and $203, respectively, and were included in accumulated other comprehensive loss on our condensed consolidated balance sheet.
     Restrictions on Shareholders’ Dividends — We have not declared or paid a common share dividend since July 2001 and we do not have any plans to declare or pay any common share dividends. Our current credit agreement contains limitations on dividend payments.
     Earnings per Common Share — Basic and diluted earnings per common share are computed using net income attributable to common shareholders rather than total net income. As described further in Note 9, we completed two common share purchase warrant offer transactions in January 2006, which increased the number of common shares delivered upon the exercise of our Class A and Class B warrants during the offer period. We issued 373,948 additional common shares as a result of the warrant offers. Since the warrant holders were not necessarily common shareholders prior to the warrant offers, the issuance of the additional shares was not considered a pro rata common share dividend to common shareholders. Rather, the fair value of the additional shares was treated as a preferential distribution to a sub-set of common shareholders. Accordingly, we were required to reduce net income attributable to the common shareholders by the fair value of the additional common shares when calculating earnings per common share for the nine months ended September 29, 2006. The fair value of the additional shares issued was $19,445, which was determined using the common share price at the time of issuance of the shares.
     Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the reporting period, excluding non-vested restricted shares of 82,980 and 875,028 as of September 28, 2007 and September 29, 2006, respectively. Restricted shares and restricted share units (collectively, “restricted awards”) are included in the weighted-average number of common shares outstanding when such shares vest.
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
     In profitable periods, outstanding stock options and warrants have a dilutive effect under the treasury stock method when our average common share market price for the period exceeds the assumed proceeds from the exercise of the warrant or option. The assumed proceeds include the exercise price, compensation cost, if any, for future service that has not yet been recognized in the condensed consolidated statement of operations, and any tax benefits that would be recorded in paid-in capital when the option or warrant is exercised. Under the treasury stock method, the assumed proceeds are assumed to be used to repurchase common shares in the current period. The dilutive impact of the non-vested portion of restricted awards is determined using the treasury stock method, but the proceeds include only the unrecognized compensation cost and tax benefits as assumed proceeds.

     The computations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Net income	$129,101	$75,827	$315,776	$198,876
Fair value of additional shares issued as part of warrant offers	—	—	—	(19,445)

Net income attributable to common shareholders	$129,101	$75,827	$315,776	$179,431

Basic earnings per common share:
Net income attributable to common shareholders	$129,101	$75,827	$315,776	$179,431
Weighted-average number of common shares outstanding for basic earnings per common share	71,258,764	67,710,728	70,517,309	65,871,698

Basic earnings per common share	$1.81	$1.12	$4.48	$2.72

Diluted earnings per common share:
Net income attributable to common shareholders	$129,101	$75,827	$315,776	$179,431
Weighted-average number of common shares outstanding for basic earnings per common share	71,258,764	67,710,728	70,517,309	65,871,698
Effect of dilutive securities:
Options to purchase common shares	336,289	1,306,035	576,644	1,571,787
Warrants to purchase common shares	820,267	1,092,055	1,067,458	1,906,512
Non-vested portion of restricted awards	130,912	1,012,770	121,636	1,024,313
Weighted-average number of common shares outstanding for diluted earnings per common share	72,546,232	71,121,588	72,283,047	70,374,310

Diluted earnings per common share	$1.78	$1.07	$4.37	$2.55

     The following table summarizes the common share equivalent of potentially dilutive securities that have been excluded from the denominator used in the calculation of diluted earnings per common share due to their antidilutive effect:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Common shares issuable under outstanding options not included in the computation of diluted earnings per common share because the assumed proceeds were greater than our average common share price for the period	82,868	474,482	178,878	472,089

     Share-Based Compensation Plans — Our share-based compensation plans are accounted for in accordance with the provisions of SFAS No. 123R, “Share-Based Payment.” We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. We then recognize the grant date fair value of each option as compensation expense ratably using the straight-line attribution method over the service period (generally the vesting period). The Black-Scholes model incorporates the following assumptions:
•	Expected volatility – we estimate the volatility of our common share price at the date of grant using historical volatility adjusted for periods of unusual stock price activity.

•	Expected term – we estimate the expected term of options granted to our chief executive officer based on a combination of vesting schedules, contractual life of the option, past history and estimates of future exercise behavior patterns. For other employees and the non-employee directors, we estimate the expected term using the “simplified” method, as outlined in Staff Accounting Bulletin No. 107, “Topic 14: Share-Based Payment.”

•	Risk-free interest rate – we estimate the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected life of the options in effect at the time of grant.

•	Dividends – we use an expected dividend yield of zero because we have not declared or paid a common share dividend since July 2001 and we do not have any plans to declare or pay any common share dividends.
     We used the following weighted-average assumptions to estimate the fair value of the options granted for the periods indicated:

	Nine Months Ended
	September 28,	September 29,
	2007	2006
Expected volatility	42.59%	44.22%
Expected term	3.2 years	4.5 years
Risk-free interest rate	4.47%	4.91%
Expected dividend yield	0.00%	0.00%
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are still evaluating whether we want to adopt this new optional standard.

2. Business Combinations
     On April 7, 2006, we completed the purchase of the remaining 51% interest in MF Power, a company that was 49% owned by us prior to the acquisition. Subsequent to the acquisition, we own 100% of the equity interests of MF Power, which was renamed FW Power S.r.L. (“FW Power”). FW Power is dedicated to the development, construction and operation of electric power generating wind farm projects in Italy. In accordance with the terms of the purchase agreement, we were required to pay a purchase price of up to €16,393, of which €12,580 (approximately $15,200 at the exchange rate in effect at the time of payment) was paid at closing and the final payment of €3,440 (approximately $4,800 at the exchange rate in effect at the time of payment) was paid in September 2007 upon start of construction of a third wind farm being developed by FW Power as part of the purchase contract with the seller.
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

	September 28, 2007		December 29, 2006
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Balance Sheet Data:
Current assets	$241,979	$29,125	$199,606	$27,013
Other assets (primarily buildings and equipment)	621,509	149,025	536,543	156,236
Current liabilities	77,252	13,325	42,134	18,226
Other liabilities (primarily long-term debt)	494,326	76,563	470,618	88,836
Net assets	291,910	88,262	223,397	76,187

	Three Months Ended
	September 28, 2007		September 29, 2006
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Income Statement Data:
Total revenues	$102,776	$27,881	$58,839	$10,922
Gross profit	40,982	19,774	14,539	5,125
Income before income taxes	37,880	18,193	11,831	5,615
Net earnings	23,362	18,193	(7,864)	5,615

	Nine Months Ended
	September 28, 2007		September 29, 2006
	Italian	Chilean	Italian	Chilean
	Projects	Project	Projects	Project
Income Statement Data:
Total revenues	$247,517	$51,528	$230,495	$32,888
Gross profit	70,513	30,420	61,462	16,050
Income before income taxes	61,947	25,242	60,610	12,314
Net earnings	37,973	25,242	37,331	12,314

     Our share of equity in the net earnings of these partially-owned affiliates, which are recorded within other income on the condensed consolidated statement of operations, totaled $18,935 and $29,503 for the three and nine months ended September 28, 2007, respectively. For the three and nine months ended September 29, 2006, our share of equity in the net earnings of these partially-owned affiliates totaled $562 and $23,227, respectively. Our share of the equity earnings on certain of the Italian projects were favorably impacted by $6,283 during the third quarter of 2007, of which $4,398 related to the first and second quarters of 2007, due to a tariff rate increase occurring in the quarter as a result of the favorable outcome of a rate appeal. In the third quarter of 2006, the majority owners of certain of the Italian projects sold their interests to another third party. Prior to this sale, our share of equity in the net earnings of these projects was reported on a pretax basis in other income and the associated taxes were reported in the provision for income taxes because we and the other partners elected pass-through taxation treatment under local law. As a direct result of the ownership change arising from the sale, the subject entities are now precluded from electing pass-through taxation treatment. As a result, commencing in the third quarter of 2006, we began reporting our share of the related after-tax earnings in other income. Our share of equity in the net earnings of these projects is reported in other income, net of a $4,300 and $7,400 tax provision for the three and nine months ended September 28, 2007, respectively.
     Our investment in these equity affiliates, which is recorded within investments in and advances to unconsolidated affiliates on the condensed consolidated balance sheet, totaled $182,338 and $150,752 as of September 28, 2007 and December 29, 2006, respectively. Distributions of $10,946 and $17,688 were received from these equity affiliates during the nine months ended September 28, 2007 and September 29, 2006, respectively.
     Since the third quarter of 2006, we have evaluated our investment in the wind farm project in Italy under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” and have concluded that while the entity is a variable interest entity, we were not the primary beneficiary. In July 2007, the wind farm project secured project financing. As a result, in the third quarter of 2007, we re-evaluated our previous conclusion and reconfirmed our conclusion that we are not the primary beneficiary. As such, we have included our share of the net earnings of the wind farm project in our condensed consolidated financial statements using the equity method.
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
     In addition, we have provided a $10,000 debt service reserve letter of credit to cover debt service payments in the event that the Chilean project does not generate sufficient cash flow to make such payments. We are required to maintain the debt service reserve letter of credit during the term of the Chilean project’s debt, which matures in 2014. As of September 28, 2007, no amounts have ever been drawn under this letter of credit.

4. Long-term Debt
     The following table shows the components of our long-term debt:

	September 28, 2007			December 29, 2006
	Current	Long-term	Total	Current	Long-term	Total
Capital Lease Obligations	$1,229	$66,852	$68,081	$1,537	$65,319	$66,856
Special-Purpose Limited Recourse Project Debt:
Camden County Energy Recovery Associates	9,360	41,427	50,787	9,360	41,427	50,787
FW Power	5,685	24,807	30,492	4,881	24,862	29,743
Foster Wheeler Coque Verde, L.P.	4,144	21,101	25,245	3,613	25,245	28,858
Subordinated Robbins Facility Exit Funding Obligations:
1999C Bonds at 7.25% interest, due October 15, 2009	16	—	16	16	37	53
1999C Bonds at 7.25% interest, due October 15, 2024	—	20,528	20,528	—	20,491	20,491
1999D Bonds at 7% interest, due October 15, 2009	—	281	281	—	267	267
Intermediate Term Loans in China at 6.03% interest	3,997	—	3,997	—	3,844	3,844
Convertible Subordinated Notes at 6.50% interest, due June 1, 2007	—	—	—	2,070	—	2,070
Other	136	205	341	—	—	—

Total	$24,567	$175,201	$199,768	$21,477	$181,492	$202,969

     Domestic Senior Credit Agreement — In October 2006, we executed a five-year domestic senior credit agreement. In May 2007, we executed an amendment to the domestic senior credit agreement to increase the facility by $100,000 to $450,000, to reduce the pricing on a portion of the letters of credit issued under the facility and to restore a provision which permits future incremental increases of up to $100,000 in total availability under the facility. We can issue up to $450,000 under the letter of credit facility. A portion of the letters of credit issued under the domestic senior credit agreement have performance pricing that is decreased (or increased) as a result of improvements (or reductions) in the credit rating of the domestic senior credit agreement as reported by Moody’s Investors Service and/or Standard & Poor’s (“S&P”). We also have the option to use up to $100,000 of the $450,000 for revolving borrowings at a rate equal to adjusted LIBOR plus 1.50%, subject also to the performance pricing noted above. As a result of the improvement in our S&P credit rating in March 2007, we have achieved the lowest possible pricing under the performance pricing provisions of our domestic senior credit agreement.
     We had $312,435 and $189,036 of letters of credit outstanding under our domestic senior credit agreement as of September 28, 2007 and December 29, 2006, respectively. The letter of credit fees currently range from 1.50% to 1.60% of the outstanding amount. There were no funded borrowings under this agreement as of September 28, 2007 or December 29, 2006.

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
     Pension Benefits — Our defined benefit pension plans cover certain full-time employees. The components of benefit cost for our pension plans are as follows:

	Three Months Ended September 28, 2007				Three Months Ended September 29, 2006
	United	United			United	United
	States	Kingdom	Other	Total	States	Kingdom	Other	Total
Net Periodic Benefit Cost:
Service cost	$—	$3,541	$156	$3,697	$—	$3,953	$241	$4,194
Interest cost	4,758	11,441	427	16,626	4,644	9,168	427	14,239
Expected return on plan assets	(5,991)	(12,156)	(451)	(18,598)	(4,957)	(10,188)	(395)	(15,540)
Amortization of transition (asset)/obligation	—	(15)	24	9	—	(17)	22	5
Amortization of prior service cost	—	1,312	5	1,317	—	1,253	4	1,257
Amortization of net loss	821	4,337	168	5,326	1,065	4,387	230	5,682
Other	474	—	—	474	426	—	—	426

Total net periodic benefit cost	$62	$8,460	$329	$8,851	$1,178	$8,556	$529	$10,263

Changes Recognized in Other Comprehensive Income:
Amortization of transition asset/(obligation)	$—	$15	$(24)	$(9)	$—	$—	$—	$—
Amortization of prior service cost	—	(1,312)	(5)	(1,317)	—	—	—	—
Amortization of net loss	(821)	(4,337)	(168)	(5,326)	—	—	—	—

Total income recognized in other comprehensive income	$(821)	$(5,634)	$(197)	$(6,652)	$—	$—	$—	$—

	Nine Months Ended September 28, 2007				Nine Months Ended September 29, 2006
	United	United			United	United
	States	Kingdom	Other	Total	States	Kingdom	Other	Total
Net Periodic Benefit Cost:
Service cost	$—	$10,449	$455	$10,904	$—	$11,564	$709	$12,273
Interest cost	14,274	33,742	1,218	49,234	13,933	26,728	1,262	41,923
Expected return on plan assets	(17,972)	(35,852)	(1,281)	(55,105)	(14,871)	(29,710)	(1,174)	(45,755)
Amortization of transition (asset)/obligation	—	(46)	67	21	—	(51)	65	14
Amortization of prior service cost	—	3,869	14	3,883	—	3,664	13	3,677
Amortization of net loss	2,464	12,965	475	15,904	3,196	12,763	685	16,644
Other	1,423	—	—	1,423	1,278	—	—	1,278

Total net periodic benefit cost	$189	$25,127	$948	$26,264	$3,536	$24,958	$1,560	$30,054

Changes Recognized in Other Comprehensive Income:
Amortization of transition asset/(obligation)	$—	$46	$(67)	$(21)	$—	$—	$—	$—
Amortization of prior service cost	—	(3,869)	(14)	(3,883)	—	—	—	—
Amortization of net loss	(2,464)	(12,965)	(475)	(15,904)	—	—	—	—

Total income recognized in other comprehensive income	$(2,464)	$(16,788)	$(556)	$(19,808)	$—	$—	$—	$—

     The U.S. pension plans, which are frozen to new entrants and additional benefit accruals, and the Canadian, Finnish and French plans are non-contributory. The U.K. plan, which is closed to new entrants, and the South African plan are contributory.

     At year-end 2006, we expected to make mandatory contributions of $20,400 to our U.S. pension plans in 2007. In March 2007, we made the full year 2007 mandatory contribution of $20,400 to our U.S. pension plans plus an additional discretionary contribution of $14,600. We do not expect to be required to make any further mandatory contributions to the U.S. pension plans until 2013 or later given our current actuarial assumptions. We also made a mandatory contribution of $26,400 to our foreign pension plans during the nine months ended September 28, 2007. We expect to make total mandatory contributions approximating $35,100 to our foreign plans in 2007.
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
     The components of benefit cost for our other postretirement plans, including the SIP, are as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Net Periodic Postretirement Benefit Cost:
Service cost	$36	$38	$105	$118
Interest cost	1,191	1,334	3,572	4,001
Amortization of prior service credit	(1,191)	(1,190)	(3,571)	(3,571)
Amortization of net loss	238	512	714	1,536
Other	—	—	—	—

Net periodic postretirement benefit cost	$274	$694	$820	$2,084

Changes Recognized in Other Comprehensive Income:
Amortization of prior service credit	$1,191	$—	$3,571	$—
Amortization of net loss	(238)	—	(714)	—

Total loss recognized in other
comprehensive income	$953	$—	$2,857	$—

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

	Maximum	Carrying Amount of Liability
	Potential	September 28,	December 29,
	Payment	2007	2006
Environmental indemnifications	No limit	$7,100	$7,300
Tax indemnifications	No limit	$—	$—

     We also maintain contingencies for warranty expenses on certain of our long-term contracts. Generally, warranty contingencies are accrued over the life of the contract so that a sufficient balance is maintained to cover our aggregate exposure at the conclusion of the project.

	Nine Months Ended
	September 28,	September 29,
	2007	2006
Balance at beginning of year	$69,900	$63,200
Accruals	25,100	16,200
Settlements	(10,800)	(9,900)
Adjustments to provisions	(6,600)	(7,800)

Balance at end of period	$77,600	$61,700

7. Preferred Shares
     We issued 599,944 preferred shares in connection with our 2004 equity-for-debt exchange. There were 3,368 preferred shares outstanding as of September 28, 2007. Each preferred share is convertible at the holder’s option into 65 common shares, or up to approximately 219,420 additional common shares if all outstanding preferred shares were converted.
     The preferred shareholders have no voting rights except in certain limited circumstances. The preferred shares have the right to receive dividends and other distributions, including liquidating distributions, on an as-converted basis when and if declared and paid on the common shares. The preferred shares have a $0.01 liquidation preference per share.
8. Share-Based Compensation Plans
     Our share-based compensation plans include both restricted awards and stock option awards. Compensation cost for our share-based plans of $1,732 and $5,100 was charged against income for the three and nine months ended September 28, 2007, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations was $22 and $65 for the three and nine months ended September 28, 2007, respectively. The compensation cost charged against income for the three and nine months ended September 29, 2006 totaled $4,112 and $12,828, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations was $67 and $236 for the three and nine months ended September 29, 2006, respectively. We received $16,240 and $12,312 in cash from option exercises under our share-based compensation plans for the nine months ended September 28, 2007 and September 29, 2006, respectively.
     As of September 28, 2007, we had $5,838 and $6,401 of total unrecognized compensation cost related to stock options and restricted awards, respectively. Those costs are expected to be recognized as expense over a weighted-average period of approximately 24 months.

9. Common Share Purchase Warrants
     In connection with the equity-for-debt exchange consummated in 2004, we issued 4,152,914 Class A common share purchase warrants and 40,771,560 Class B common share purchase warrants. Each Class A warrant entitles its owner to purchase 1.6841 common shares at an exercise price of $9.378 per common share thereunder, subject to the terms of the warrant agreement between the warrant agent and us. The Class A warrants are exercisable on or before September 24, 2009. Each Class B warrant entitled its owner to purchase 0.0723 common shares at an exercise price of $9.378 per common share thereunder, subject to the terms and conditions of the warrant agreement between the warrant agent and us. The Class B warrants were exercisable on or before September 24, 2007.
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
     Cumulatively through September 28, 2007, 3,945,306 Class A warrants and 38,724,675 Class B warrants have been exercised for 9,818,879 common shares. The number of common shares issuable upon the exercise of the remaining outstanding Class A warrants is 349,633 as of September 28, 2007. The remaining outstanding Class B warrants expired on September 24, 2007.
     The holders of the Class A warrants are not entitled to vote, to receive dividends or to exercise any of the rights of common shareholders for any purpose until such warrants have been duly exercised. We currently maintain and intend to continue to maintain at all times during which the warrants are exercisable, a “shelf” registration statement relating to the issuance of common shares underlying the warrants for the benefit of the warrant holders, subject to the terms of the registration rights agreement. The registration statement became effective on December 28, 2005.
     Also in connection with the equity-for-debt exchange consummated in 2004, we entered into a registration rights agreement with certain selling security holders in which we agreed to file a registration statement to cover resales of our securities held by them immediately following the exchange offer. We filed a registration statement in accordance with this agreement on October 29, 2004. The registration statement, which became effective on December 23, 2004, must remain in effect until December 23, 2009 unless certain events occur to terminate our obligations under the registration rights agreement prior to that date. If we fail to maintain the registration statement as required or it becomes unavailable for more than two 45-day periods in any consecutive 12-month period, we are required to pay damages at a rate of $13.7 per day for each day that the registration statement is not effective. As of September 28, 2007, the maximum exposure under this provision is approximately $10,000. We have not, and do not, expect to incur any damages under the related registration rights agreement.

10. Income Taxes
     Our effective tax rate is dependent on the location and amount of our taxable earnings and the effects of changes in valuation allowances. Compared to the U.S. statutory rate of 35%, our effective tax rate for the three and nine months ended September 28, 2007 and for the three and nine months ended September 29, 2006 were lower because of non-U.S. earnings being taxed at rates lower than the U.S. statutory rate and because of earnings in jurisdictions where we have previously recorded a full valuation allowance (primarily the United States). These variances were partially offset by losses subject to valuation allowance in certain other non-U.S. jurisdictions and other permanent differences.
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
     Our subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and several non-U.S. jurisdictions, primarily in Europe and Asia. Tax returns are also filed in jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by the various jurisdictions in which we operate. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in certain jurisdictions may expire without examination within the 12-month period from the balance sheet date. As a result, we expect recurring changes in unrecognized tax benefits due to the expiration of the statute of limitations, none of which are expected to be individually significant. With few exceptions, we are no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before 2002.
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
     As of the adoption date, we had $44,786 of unrecognized tax benefits, of which $44,323 would, if recognized, affect our effective tax rate. There were no material changes in this amount during the nine months ended September 28, 2007.
     In our condensed consolidated statement of operations, we recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions. We recorded $1,074 and $1,874 in interest expense and penalties for the three and nine months ended September 28, 2007, respectively. We had $24,206 accrued for the payment of interest and penalties as of September 28, 2007.

11. Business Segments
     We operate through two business groups: our Global Engineering and Construction Group, which we refer to as our Global E&C Group, and our Global Power Group.
     Our Global E&C Group, which operates worldwide, designs, engineers and constructs onshore and offshore upstream oil and gas processing facilities, natural gas liquefaction facilities and receiving terminals, gas-to-liquids facilities, oil refining, chemical and petrochemical, pharmaceutical and biotechnology facilities and related infrastructure, including power generation and distribution facilities, and gasification facilities. Our Global E&C Group provides engineering, project management and construction management services, and purchases equipment, materials and services from third-party suppliers and contractors. Our Global E&C Group is also involved in the design of facilities in new or developing market sectors, including carbon capture and storage, solid fuel-fired integrated gasification combined-cycle power plants, coal-to-liquids and biofuels. Our Global E&C Group owns one of the leading refinery residue upgrading technologies and a hydrogen production process used in oil refineries and petrochemical plants. Additionally, our Global E&C Group has experience with, and is able to work with, a wide range of processes owned by others. Our Global E&C Group performs environmental remediation services, together with related technical, engineering, design and regulatory services. Our Global E&C Group is also involved in the development, engineering, construction and ownership of power generation and waste-to-energy facilities in Europe. Our Global E&C Group generates revenues from engineering and construction activities pursuant to contracts spanning up to four years in duration, from operating activities pursuant to the long-term sale of project outputs, such as electricity, and from returns on its equity investments in various production facilities.
     Our Global Power Group designs and manufactures steam generating and auxiliary equipment for electric power generating stations and industrial facilities worldwide. Our steam generating equipment includes a full range of technologies, offering both utility and industrial clients high-value technology solutions for economically converting a wide range of fuels, including coal, petroleum coke, oil, gas, biomass and municipal solid waste, into steam and power. Our circulating fluidized-bed boiler technology (“CFB”) is ideally suited to burning a very wide range of fuels, including low-quality fuels, fuels with high moisture content and “waste-type” fuels, and is recognized as one of the cleanest solid-fuel steam generating technologies available in the world today. For both our utility CFB and pulverized coal (“PC”) boilers, we offer supercritical once-through-unit designs to further improve the environmental performance of these units. Once-through supercritical boilers operate at higher steam pressures than traditional plants, which results in higher efficiencies and lower emissions, including carbon dioxide (“CO2”), which is considered a greenhouse gas. Further, for the longer term, we are actively developing oxy-combustion technology for both our CFB and PC utility boilers. We believe that oxy-combustion is one part of a practical solution for capturing and storing nearly all the CO2 from coal power plants. This novel technology produces a concentrated stream of CO2 as part of the boiler combustion process avoiding the need for large and expensive back-end CO2 separation equipment. Auxiliary equipment includes feedwater heaters, steam condensers and heat-recovery equipment. Our Global Power Group also offers a full line of new and retrofit nitrogen-oxide (“NOx”) reduction systems such as selective non-catalytic and catalytic NOx reduction systems as well as complete low-NOx combustion systems. We provide a broad range of site services relating to these products, including construction and erection services, maintenance engineering, plant upgrading and life extensions. Our Global Power Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solid mechanics. In addition, our Global Power Group owns and operates cogeneration, independent power production and waste-to-energy facilities, as well as power generation facilities for the process and petrochemical industries. Our Global Power Group generates revenues from engineering activities, equipment supply and construction contracts, royalties from licensing our technology and from operating activities pursuant to the long-term sale of project outputs, such as electricity and steam, operating and maintenance agreements, and from returns on its equity investments in various production facilities.
     In addition to these two business groups, which also represent operating segments, we report corporate center expenses and expenses related to certain legacy liabilities, such as asbestos, in the Corporate and Finance Group, which is also an operating segment and which we refer to as the C&F Group.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)
Three Months Ended September 28, 2007
Third-party revenues	$1,299,872	$951,402	$348,470	$—

EBITDA (2)	$178,977	$129,232	$58,390	$(8,645)

Less: Interest expense	(4,716)
Less: Depreciation and amortization	(9,721)

Income before income taxes	164,540
Provision for income taxes	(35,439)

Net income	$129,101

Three Months Ended September 29, 2006
Third-party revenues	$910,580	$619,659	$290,979	$(58)

EBITDA (3)	$95,059	$78,668	$20,371	$(3,980)

Less: Interest expense	(5,068)
Less: Depreciation and amortization	(8,018)

Income before income taxes	81,973
Provision for income taxes	(6,146)

Net income	$75,827

Nine Months Ended September 28, 2007
Third-party revenues	$3,641,760	$2,626,816	$1,014,944	$—

EBITDA (4)	$459,872	$395,364	$99,780	$(35,272)

Less: Interest expense	(14,652)
Less: Depreciation and amortization	(27,120)

Income before income taxes	418,100
Provision for income taxes	(102,324)

Net income	$315,776

Nine Months Ended September 29, 2006
Third-party revenues	$2,301,729	$1,515,382	$786,347	$—

EBITDA (5)	$293,450	$221,027	$56,342	$16,081

Less: Interest expense	(19,803)
Less: Depreciation and amortization	(22,284)

Income before income taxes	251,363
Provision for income taxes	(52,487)

Net income	$198,876

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.

(2)	Includes in the three months ended September 28, 2007: increased contract profit of $17,980 from the regular re-evaluation of contract profit estimates: $10,810 in our Global E&C Group and $7,170 in our Global Power Group; and a net gain of $8,633 recorded in our C&F Group on asbestos-related insurance settlements.

(3)	Includes in the three months ended September 29, 2006: increased/(decreased) contract profit of $(10,270) from the regular re-evaluation of contract profit estimates: $2,900 in our Global E&C Group and $(13,170) in our Global Power Group; a net gain of $36,074 recorded in our C&F Group on an asbestos-related insurance settlement; and an aggregate charge of $(14,823) recorded in our C&F Group in conjunction with the termination of our prior senior credit agreement.

(4)	Includes in the nine months ended September 28, 2007: increased/(decreased) contract profit of $34,120 from the regular re-evaluation of contract profit estimates: $50,550 in our Global E&C Group and $(16,430) in our Global Power Group; and a net gain of $8,633 recorded in our C&F Group on asbestos-related insurance settlements.

(5)	Includes in the nine months ended September 29, 2006: increased/(decreased) contract profit of $1,020 from the regular re-evaluation of contract profit estimates: $13,780 in our Global E&C Group and $(12,760) in our Global Power Group; a net gain of $115,664 recorded in our C&F Group on an asbestos-related insurance settlement; an aggregate charge of $(14,823) recorded in our C&F Group in conjunction with the termination of our prior senior credit agreement; and a net charge of $(12,483) recorded in our C&F Group in conjunction with certain debt reduction initiatives.
Third-party revenues by industry were as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Power generation	$353,098	$306,438	$999,347	$821,053
Oil refining	370,048	176,681	975,531	437,315
Pharmaceutical	40,571	29,476	133,267	75,541
Oil and gas	213,567	202,897	669,259	491,573
Chemical/petrochemical	272,568	102,709	718,328	274,429
Power plant operation and maintenance	31,153	29,708	90,678	81,524
Environmental	16,126	37,173	40,305	65,079
Other, net of eliminations	2,741	25,498	15,045	55,215

Total third-party revenues	$1,299,872	$910,580	$3,641,760	$2,301,729

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
     United States
     A summary of our U.S. claim activity is as follows:

	Number of Claims
	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Open claims at beginning of period	133,580	161,440	135,890	164,820
New claims	1,080	2,030	4,160	7,360
Claims resolved	(1,850)	(12,670)	(7,240)	(21,380)

Open claims at end of period	132,810	150,800	132,810	150,800

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

	September 28,	December 29,
	2007	2006
Asbestos-related assets recorded within:
Accounts and notes receivable-other	$59,000	$47,000
Asbestos-related insurance recovery receivable	277,100	316,700

Total asbestos-related assets	$336,100	$363,700

Asbestos-related liabilities recorded within:
Accrued expenses	$70,000	$75,000
Asbestos-related liability	329,300	391,000

Total asbestos-related liabilities	$399,300	$466,000

     Since year-end 2004, we have worked with Analysis Research Planning Corporation (“ARPC”), nationally recognized consultants in projecting asbestos liabilities, to estimate the amount of asbestos-related indemnity and defense costs at year-end for the next 15 years. Based on its review of fiscal year 2006 activity, ARPC recommended that the assumptions used to estimate our future asbestos liability be updated as of year-end 2006. Accordingly, we developed a revised estimate of our indemnity and defense costs through year-end 2021 considering the advice of ARPC. In the fourth quarter of 2006, we increased our liability for asbestos indemnity and defense costs through year-end 2021 to $466,000, which brought our liability to a level consistent with ARPC’s reasonable best estimate. In connection with updating our estimated asbestos liability and related asset, we recorded a charge of $15,600 in the fourth quarter of 2006. Payments made during the nine months ended September 28, 2007 reduced our estimated year-end 2006 liability by $66,700.
     The amount spent on asbestos litigation, defense and case resolution was $21,800 and $66,700 for the three and nine months ended September 28, 2007, respectively, and $23,300 and $60,900 for the three and nine months ended September 29, 2006, respectively. We funded $1,500 and $30,500 of the payments made during the three and nine months ended September 28, 2007, respectively, while all remaining amounts were paid from insurance proceeds. We funded $30,200 of the payments made during the nine months ended September 29, 2006, while all remaining amounts were paid from insurance proceeds. Through September 28, 2007, total cumulative indemnity costs paid were $614,000 and total cumulative defense costs paid were $239,700.
     As of September 28, 2007, total asbestos-related liabilities were comprised of an estimated liability of $136,800 relating to open (outstanding) claims being valued and an estimated liability of $262,500 relating to future unasserted claims through year-end 2021.
     In the first nine months of 2007, the average per claim indemnity amounts we paid for claims were higher than forecast but were partially offset by higher than forecasted rates of dismissals of claims with zero indemnity payments. These factors tend to increase our indemnity costs.
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
     The overall historic average combined indemnity and defense cost per resolved claim through September 28, 2007 has been approximately $2.5. The average cost per resolved claim is increasing and we believe will continue to increase in the future.

     The asbestos-related asset recorded within accounts and notes receivable-other as of September 28, 2007 reflects amounts due in the next 12 months under executed settlement agreements with insurers and does not include any estimate for future settlements. The recorded asbestos-related insurance recovery receivable includes an estimate of recoveries from unsettled insurers in the insurance coverage litigation referred to below based upon the application of New Jersey law to certain insurance coverage issues and assumptions relating to cost allocation and other factors as well as an estimate of the amount of recoveries under existing settlements with other insurers. Such amounts have not been discounted for the time value of money.
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
     As of September 28, 2007, we estimated the value of our asbestos insurance asset contested by our subsidiaries’ insurers in ongoing litigation in New York state court at $26,500. The litigation relates to the amounts of insurance coverage available for asbestos-related claims and the proper allocation of the coverage among our subsidiaries’ various insurers and our subsidiaries as self-insurers. We believe that any amounts that our subsidiaries might be allocated as self-insurer would be immaterial.
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
     In the third quarter of 2007, our subsidiaries reached agreements to settle their disputed asbestos-related insurance coverage with two additional insurers. As a result of these settlements, we increased our asbestos-related insurance asset and recorded a gain of $8,600 in the third quarter of 2007.
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
     Also in 2006, we were successful in our appeal of a New York state trial court decision that previously had held that New York, rather than New Jersey, law applies in the above coverage litigation with our subsidiaries’ insurers, and as a result, we increased our insurance asset and recorded a gain of $19,500. On February 13, 2007, our subsidiaries’ insurers were granted permission by the appellate court to appeal the decision to the New York Court of Appeals, the state’s highest court. On October 11, 2007, the New York Court of Appeals upheld the appellate court decision in our favor.
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
     We have funded $30,500 of the asbestos liability indemnity payments and defense costs from our cash flow in the first nine months of 2007, net of the cash received from insurance settlements. We expect net positive cash inflows of $1,500 in the fourth quarter of 2007 from our asbestos management program. The estimated positive fourth quarter of 2007 net cash inflow represents the excess of our estimated cash receipts from existing insurance settlements over our estimated indemnity payments and defense costs. For all of 2007, we are estimating a net cash outflow of $29,000 from our asbestos management program. This estimate assumes no additional settlements with insurance companies or elections by us to fund additional payments. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos insurance liability or any future insurance settlements, the asbestos insurance receivable recorded on our balance sheet will continue to decrease.
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
     United Kingdom
     Some of our subsidiaries in the United Kingdom have also received claims alleging personal injury arising from exposure to asbestos. To date, 855 claims have been brought against our U.K. subsidiaries of which 343 remained open as of September 28, 2007. None of the settled claims has resulted in material costs to us.
     As of September 28, 2007, we had recorded total liabilities of $36,500 comprised of an estimated liability relating to open (outstanding) claims of $6,000 and an estimated liability relating to future unasserted claims through year-end 2021 of $30,500. Of the total, $2,300 was recorded in accrued expenses and $34,200 was recorded in asbestos-related liability on the condensed consolidated balance sheet. An asset in an equal amount was recorded for the expected U.K. asbestos-related insurance recoveries, of which $2,300 was recorded in accounts and notes receivable-other and $34,200 was recorded as asbestos-related insurance recovery receivable on the condensed consolidated balance sheet. The liability estimates are based on an October 17, 2007 final ruling from the U.K. House of Lords upholding a court decision that pleural plaque claims do not amount to a compensable injury.
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

     Arbitration was commenced against us in March 2004 arising out of a compact CFB boiler that we engineered, supplied and erected for a client in Asia. In addition to claims for damages for breach of contract, the client was seeking to rescind the contract based upon alleged material misrepresentations by us. If such relief had been granted, we could have been compelled to reimburse the client for the purchase price paid ($25,700), in addition to other unquantified damages. We vigorously defended the case and counterclaimed for unpaid receivables ($5,200), plus interest, for various breaches and non-performance by the client. Due to its age and the ongoing dispute, a reserve for the full amount of the receivable had previously been taken. Procedurally, the liability and damages portions of the case were separated. The hearing on the liability portion concluded in June 2006 and a decision on the liability portion was rendered in May 2007. The client’s claim for rescission was denied and we were awarded our unpaid receivable, plus interest. We were also awarded delay damages, arbitration costs and counsel fees, subject to proof of the amounts during the damages phase of the arbitration. Discussions with the client ensued following the award and as a result of an agreement reached in September 2007, we re-established the receivable and recognized the award for delay damages, arbitration costs and counsel fees in our third quarter 2007 results. All amounts due under the agreement were collected in October 2007.
     Arbitration was also commenced against us in July 2005 with respect to a thermal electric power plant in South America that we designed, supplied and erected as a member of a consortium with other parties. The plant’s concrete foundations experienced cracking, allegedly due to out-of-specification materials used in the concrete poured by the consortium’s subcontractor. The client adopted an extensive plan to repair the foundations and is seeking reimbursement of its repair costs ($9,500). Alleging that this extensive repair effort was in the nature of emergency mitigation only, the client also claimed its estimated cost to totally demolish and reconstruct the foundations at some point in the future ($14,300) plus lost profits during this demolition and reconstruction period ($9,400). The arbitration hearing has concluded and the arbitrator has dismissed the client’s claims against us. Although the client has contested the decision in a civil court proceeding, we believe there are no valid grounds to overturn the decision.
     In June 2006, we commenced arbitration against a client seeking final payment for our services in connection with two power plants that we designed and built in Eastern Europe. The dispute primarily concerns whether we are liable to the client for liquidated damages (“LDs”) under the contract for delayed completion of the projects. The client contends that it is owed LDs, limited under the contract at approximately €37,600 (approximately $53,600 at the exchange rate in effect as of September 28, 2007), and is retaining as security for these LDs approximately €22,000 (approximately $31,400 at the exchange rate in effect as of September 28, 2007) in contract payments otherwise due to us for work performed. The client contends that it is owed an additional €6,900 (approximately $9,800 at the exchange rate in effect as of September 28, 2007) for the cost of consumable materials it had to incur due to the extended commissioning period on both projects, the cost to relocate a piece of equipment on one of the projects and the cost of various warranty repairs and punch list work. We are seeking payment of the €22,000 (approximately $31,400 at the exchange rate in effect as of September 28, 2007 and which is recorded within contracts in process on the condensed consolidated balance sheet) in retention that is being held by the client for LDs, plus approximately €4,900 (approximately $7,000 at the exchange rate in effect as of September 28, 2007) in interest on the retained funds, as well as approximately €9,100 (approximately $13,000 at the exchange rate in effect as of September 28, 2007) in additional compensation for extra work performed beyond the original scope of the contracts and the client’s failure to procure the required property insurance for the project, which should have provided coverage for some of the damages we incurred on the project related to turbine repairs. The matter is in its early stages. Accordingly, it is premature to predict the outcome of this matter.
     In 2006, a dispute arose with a client because of material corrosion that is occurring at two power plants we designed and built in Ireland, which began operation in December 2005 and June 2006. The boilers at both plants are designed to burn milled peat as the primary fuel, supplied from different local sources. The peat being supplied is out of the range specified by our contract and we believe this variation from the agreed specifications is the cause of the corrosion to the boiler tubes. Working with the client, we have identified potential technical solutions to ameliorate the corrosive effects of the out-of-specification fuel, and together with the client we are in the process of evaluating those alternative solutions for the front-end corrosion. We have advised the client that we intend to submit a claim for the cost of corrective work to address corrosion resulting from out-of-specification fuel and we anticipate having discussions with the client in the near future regarding our claim.

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
     The contract for these plants contains an availability guaranty requiring the plants to meet specified energy generation levels over a three-year period. The availability guaranty is expressly conditioned upon the use of the contract-specified fuel. The availability guaranty provides for liquidated damages which could reach the contract cap for liquidated damages of €17,500 (approximately $25,000 at the exchange rate in effect as of September 28, 2007). In addition to liquidated damages, in the event that availability of either of the plants as an average of the best two out of the first three years of operation is 80% or below, the client may be entitled to certain remedies, the most significant of which would be the right to reject both plants and seek reimbursement of the €351,000 contract price paid for the plants (approximately $500,800 at the exchange rate in effect as of September 28, 2007) plus restoration costs at the sites. The client has alleged that at least one of the plants has failed to meet the availability guaranty during its first year of operation, but we have disputed this allegation. We have advised the client that we do not believe we are responsible under our availability guaranty (which is expressly subject to the client’s provision of specified fuel).
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
     During the fourth quarter of 2006, we established a contingency of $25,000 in relation to this project. Primarily as a result of the second quarter of 2007 discovery of the more extensive back end corrosion, the contingency was increased by $30,000 to $55,000 during the second quarter of 2007.
     The performance of our subsidiary executing the foregoing contract in Ireland is guaranteed by Foster Wheeler Ltd. In addition, there are €16,700 (approximately $23,800 at the exchange rate in effect as of September 28, 2007) of outstanding retention bonds that have been issued in favor of the client.
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

Camden County Waste-to-Energy Project
     One of our project subsidiaries, Camden County Energy Recovery Associates, LP (“CCERA”) owns and operates a waste-to-energy facility in Camden County, New Jersey (the “Project”). The Pollution Control Finance Authority of Camden County (“PCFA”) issued bonds to finance the construction of the Project and to acquire a landfill for Camden County’s use. Pursuant to a loan agreement between the PCFA and CCERA, proceeds from the bonds were loaned by the PCFA to CCERA and used by CCERA to finance the construction of the facility. Accordingly, the proceeds of this loan were recorded as debt on CCERA’s balance sheet and, therefore, are included in our condensed consolidated balance sheet. CCERA’s obligation to service the debt incurred pursuant to the loan agreement is limited to depositing all tipping fees and electric revenues received with the trustee of the PCFA bonds. The trustee is required to pay CCERA its service fees prior to servicing the PCFA bonds. CCERA has no other debt repayment obligations under the loan agreement with the PCFA.
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
     Since that time, FWEC, USEPA and PADEP have cooperated in an investigation to, among other things, attempt to identify the source(s) of the TCE in the residential wells. Although FWEC believed the evidence available at that time was not sufficient to support a determination by a governmental entity that FWEC was a PRP as to the TCE in the residential wells, FWEC in October 2004 began providing the potentially affected residences with bottled water. It thereafter arranged for the installation, maintenance and testing of filters to remove the TCE from the water being drawn from the wells. In August 2005, FWEC entered into a settlement agreement with USEPA whereby FWEC agreed to arrange and pay for the hookup of public water to the affected residences, which involved the extension of a water main and the installation of laterals from the main to the affected residences. The foregoing hookups have been completed. As residences were hooked up, FWEC ceased providing bottled water and filters to them. FWEC is incurring costs related to public outreach and communications in the affected area. FWEC may be required to pay the agencies’ costs in overseeing and responding to the situation. There is also a possibility that FWEC would incur further costs if it were to conduct further investigation regarding the TCE. We have accrued our best estimate of the cost related to the foregoing and review this estimate on a quarterly basis.
     Other costs to which FWEC could be exposed could include, among other things, FWEC’s counsel and consulting fees, further agency oversight and/or response costs, costs and/or exposure related to the unsettled litigation described below beyond those for which accruals have been made and other costs related to possible further investigation and/or remediation. At present, it is not possible to determine whether FWEC will be determined to be liable for some of the items described in this paragraph, nor is it possible to reliably estimate the potential liability associated with the items.
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
     In May 2006, a complaint was filed in an action entitled Gary Prezkop, Personal Representative of the Estate of Mary Prezkop, Deceased, and Gary Prezkop, in his own right, v. Foster Wheeler Energy Corporation and Leonard M. Lulis. Case No. 000545, Court of Common Pleas, Philadelphia County, Pennsylvania. The complaint’s allegations are generally similar to those in the Martin and Cunningham cases, but they also include claims for Mary Prezkop’s alleged wrongful death. During the third quarter of 2007, the matter was settled for an amount that will not have a material impact on us; the settlement of certain claims on behalf of the Prezkop minors is subject to court approval.
     Based upon its investigation and the proceedings to date, FWEC will vigorously defend itself against the remaining unsettled claims brought against it in the above proceedings. However, it is premature to predict the ultimate outcome of these proceedings.
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
13. Subsequent Event
     On November 6, 2007 our Board of Directors approved a two-for-one stock split of our common shares, subject to shareholder approval of an increase in the number of our authorized common shares. The increase in the number of authorized common shares is to be voted upon at a special general meeting of shareholders tentatively scheduled for January 8, 2008. The stock split will be effected in the form of a stock dividend in the ratio of one additional Foster Wheeler common share in respect of each common share outstanding on the record date for the stock dividend, which will be the same date as the special general meeting of shareholders.

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
     Results
          We reported record consolidated net income of $129,100 on consolidated operating revenues of $1,299,900 in the third quarter of 2007, compared to consolidated net income of $75,800 on consolidated operating revenues of $910,600 in the third quarter of 2006. Our results for the third quarter of 2007 included the following pre-tax and after-tax amounts: income of $14,400 related to the favorable resolution of project claims and net asbestos-related gains of $8,600. Our results for the third quarter of 2006 included the following pre-tax and after-tax amounts: a net asbestos-related gain of $36,100 and fees and expenses related to the replacement of our senior credit agreement of $14,800.
          For the first nine months of 2007, we reported consolidated net income of $315,800 on consolidated operating revenues of $3,641,800, compared to consolidated net income of $198,900 on consolidated operating revenues of $2,301,700 for the comparable period of 2006. Our results for the first nine months of 2007 included the following pre-tax and after-tax amounts: income of $14,400 related to the favorable resolution of project claims and net asbestos-related gains of $8,600. Our results for the first nine months of 2006 included the following pre-tax and after-tax amounts: a net asbestos-related gain of $115,700, fees and expenses related to the replacement of our senior credit agreement of $14,800 and a loss on debt reduction initiatives of $12,500.
          Our third quarter and year-to-date 2007 results reflect the strong operating performance of both our Global E&C Group and our Global Power Group.
          Additional highlights included the following:
•	Consolidated new orders were $1,878,500 in the third quarter of 2007, as compared to $983,300 in the second quarter of 2007 and $1,996,100 in the third quarter of 2006.

•	Consolidated backlog of unfilled orders, measured in terms of Foster Wheeler scope (as defined below under “—Backlog and New Orders”), as of September 28, 2007, was $3,038,600, as compared to $2,804,300 as of June 29, 2007 and $2,997,200 as of September 29, 2006.

•	Consolidated backlog of unfilled orders, measured in future revenues, as of September 28, 2007, was $6,273,100, as compared to $5,543,800 as of June 29, 2007 and $6,069,400 as of September 29, 2006.

•	E&C man-hours in backlog (in thousands) as of September 28, 2007, were 13,300, as compared to 11,000 as of June 29, 2007 and 13,300 as of September 29, 2006.
     Challenges and Drivers
          Our primary operating focus continues to be booking quality new business and executing our contracts well. The global markets in which we operate are largely dependent on overall economic growth and the resultant demand for oil and gas, electric power, petrochemicals and refined products. These markets continued to be strong in the first nine months of 2007, which in turn continued to stimulate investment in new and expanded plants by our clients. We expect this strong market demand to continue throughout the remainder of 2007 and into 2008. Therefore, attracting and retaining qualified technical personnel to execute the existing backlog of unfilled orders and future bookings will continue to be a management priority.
          The Global E&C Group’s new orders were $1,572,000 in the third quarter of 2007, as compared to $430,500 in the second quarter of 2007 and $1,748,100 in the third quarter of 2006. We expect that capital investments in the markets served by our Global E&C Group, including the chemical, petrochemical, oil refining, liquefied natural gas, which we refer to as LNG, and upstream oil and gas industries, will remain strong throughout the remainder of 2007 and into 2008. As a result, we also expect the demand for the services and equipment supplied by engineering and construction contractors such as us to remain strong throughout the remainder of 2007 and into 2008. We have also seen a growing client preference to award reimbursable, rather than lump-sum turnkey, contracts in the industries served by our Global E&C Group.
          The Global Power Group’s new orders were $306,500 in the third quarter of 2007, as compared to $552,800 in the second quarter of 2007 and $248,000 in the third quarter of 2006. We believe that the global power markets have strengthened and that there are significant growth opportunities during the remainder of 2007 and into 2008 in the power markets we serve, such as solid fuel-fired boilers, boiler services, boiler environmental products and boiler-related construction services.
          We believe that we are well positioned to compete in both our Global E&C Group and Global Power Group markets during the remainder of 2007 and into 2008. The challenges and drivers for each of our Global E&C Group and our Global Power Group are discussed in more detail in the section entitled “—Business Segments” within this Item 2.
Results of Operations:
     Consolidated Operating Revenues:

	September 28,	September 29,
	2007	2006	$ Change	% Change
Three months ended	$1,299,872	$910,580	$389,292	42.8%
Nine months ended	$3,641,760	$2,301,729	$1,340,031	58.2%
          The increases in consolidated operating revenues in the three and nine months ended September 28, 2007, compared to the corresponding periods of 2006, reflect our success in meeting the strong market demand in both our Global E&C Group and our Global Power Group (please refer to the section entitled “—Business Segments” within this Item 2 and in Note 11 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information). The revenue increases were due primarily to the significant increase in bookings that occurred in fiscal year 2006 in both our Global E&C Group and our Global Power Group as well as an increase in operational capacity in our Global E&C Group. However, $250,400 and $669,300 of the third quarter and year-to-date 2007 increases, respectively, result primarily from increases versus the corresponding periods of 2006 in flow-through revenues and costs in our Global E&C Group on projects executed by our United Kingdom, Continental Europe and Asia-Pacific operations. Flow-through revenues and costs relate to projects where we purchase and install equipment on behalf of our customers on a reimbursable basis with no mark-up. Flow-through revenues and costs do not impact contract profit or net earnings, but increased amounts of flow-through revenues and costs have the effect of reducing our reported profit margins as a percent of operating revenues. We continue to expect flow-through revenues and costs in 2007 to be greater than in 2006.

     Consolidated Contract Profit:

	September 28,	September 29,
	2007	2006	$ Change	% Change
Three months ended	$197,960	$129,189	$68,771	53.2%
Nine months ended	$574,318	$337,449	$236,869	70.2%
          Consolidated contract profit is computed as consolidated operating revenues less consolidated cost of operating revenues. The increases in contract profit for the three and nine months ended September 28, 2007, compared to the corresponding periods of 2006, primarily reflect significant increases in volume of revenues, excluding the flow-through costs described above, and increased margins earned in both our Global E&C Group and our Global Power Group. The increase in contract profit for the nine months ended September 28, 2007 was partially offset by a $30,000 charge recorded in the second quarter of 2007 on a Global Power Group legacy project. Please refer to the section entitled “—Business Segments” within this Item 2 for further information.
     Consolidated Selling, General and Administrative (SG&A) Expenses:

	September 28,	September 29,
	2007	2006	$ Change	% Change
Three months ended	$62,686	$51,543	$11,143	21.6%
Nine months ended	$180,079	$159,570	$20,509	12.9%
          SG&A expenses include the costs associated with general management, sales pursuit, including proposal expenses, and research and development costs. The increase in SG&A expenses in the third quarter of 2007, compared to the third quarter of 2006, results primarily from increases in sales pursuit cost of $4,200, general overhead cost of $6,300 and research and development costs of $600. The increase in SG&A expenses in the first nine months of 2007, compared to the corresponding period of 2006, results from increases in sales pursuit costs of $10,400, general overhead costs of $8,100 and research and development costs of $2,000. The increases result primarily from the increased volume of business in the third quarter and the first nine months of 2007, which, in addition to increasing the number of technical personnel, also increases our support staff and related costs.
     Consolidated Other Income:

	September 28,	September 29,
	2007	2006	$ Change	% Change
Three months ended	$34,786	$5,382	$29,404	546.3%
Nine months ended	$67,993	$41,250	$26,743	64.8%
          Other income in the third quarter of 2007 consists primarily of $12,500 of interest income, $20,500 in equity earnings generated from our investments, primarily from our minority ownership interests, in build, own and operate projects in Italy and Chile and $200 of investment income.
          Other income in the third quarter of 2006 consists primarily of $3,700 of interest income, $900 in equity earnings generated from our investments, primarily from our minority ownership interests, in build, own and operate projects in Italy and Chile.
          Other income in the first nine months of 2007 consists primarily of $24,300 of interest income, $31,600 in equity earnings generated from our investments, primarily from our minority ownership interests, in build, own and operate projects in Italy and Chile, a $6,600 gain on a real estate investment and $1,200 of investment income.
          Other income in the first nine months of 2006 consists primarily of $10,200 of interest income, $24,800 in equity earnings generated from our investments, primarily from our minority ownership interests, in build, own and operate projects in Italy and Chile, a $1,000 gain on the sale of a previously closed manufacturing facility in Dansville, New York and $800 of investment income.

     Consolidated Other Deductions:

	September 28,	September 29,
	2007	2006	$ Change	% Change
Three months ended	$7,672	$14,983	$(7,311)	(48.8)%
Nine months ended	$33,075	$33,070	$5	0.0%
          Other deductions in the third quarter of 2007 consists primarily of $800 of bank fees, $3,800 of legal fees, $200 of consulting fees, $1,200 of tax penalties and penalties on unrecognized tax benefits and a $500 provision for dispute resolution and environmental remediation costs.
          Other deductions in the third quarter of 2006 consists primarily of $2,000 of bank fees, $5,600 of legal fees, $700 of consulting fees, $1,500 of foreign exchange losses and a $4,200 provision for dispute resolution and environmental remediation costs, partially offset by $(200) of bad debt recovery.
          Other deductions in the first nine months of 2007 consists primarily of $2,500 of bank fees, $13,300 of legal fees, $400 of consulting fees, $1,700 of tax penalties and penalties on unrecognized tax benefits and a $9,700 provision for dispute resolution and environmental remediation costs.
          Other deductions in the first nine months of 2006 consists primarily of $5,500 of bank fees, $13,400 of legal fees, $4,000 of consulting fees, $2,600 of foreign exchange losses and a $4,300 provision for dispute resolution and environmental remediation costs, partially offset by $(1,200) of bad debt recovery.
     Consolidated Interest Expense:

	September 28,	September 29,
	2007	2006	$ Change	% Change
Three months ended	$4,716	$5,068	$(352)	(6.9)%
Nine months ended	$14,652	$19,803	$(5,151)	(26.0)%
          The decrease in interest expense in the nine months ended September 28, 2007, compared to the corresponding period of 2006, primarily reflects the benefits of our debt reduction initiatives completed in the second quarter of 2006.
     Consolidated Minority Interest in Income of Consolidated Affiliates:

	September 28,	September 29,
	2007	2006	$ Change	% Change
Three months ended	$1,765	$2,255	$(490)	(21.7)%
Nine months ended	$5,038	$3,251	$1,787	55.0%
          Minority interest in income of consolidated affiliates reflects third-party ownership interests in the results of our Global Power Group’s Martinez, California gas-fired cogeneration facility and our manufacturing facilities in Poland and the People’s Republic of China. The change in minority interest in income of consolidated affiliates is based upon changes in the underlying earnings of the subsidiaries. The increase in minority interest in income of consolidated affiliates for the first nine months of 2007 primarily reflects higher plant availability in 2007 at the Martinez facility. This facility was shut down for two repair outages during the first nine months of 2006.
     Consolidated Net Asbestos-Related Gains:

	September 28,	September 29,
	2007	2006	$ Change	% Change
Three months ended	$8,633	$36,074	$(27,441)	(76.1)%
Nine months ended	$8,633	$115,664	$(107,031)	(92.5)%
          In the third quarter of 2007, our subsidiaries reached agreements to settle their disputed asbestos-related insurance coverage with two additional insurers. As a result of these settlements, we recorded a gain of $8,600 in the three and nine months ended September 28, 2007. Please refer to Note 12 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information.

          Primarily as a result of our asbestos-related insurance settlements and our successful appeal of a New York state trial court decision that previously had held that New York, rather than New Jersey, law applies in the coverage litigation with our subsidiaries’ insurers, we recorded net gains of $36,100 and $115,700 in the three and nine months ended September 29, 2006, respectively. Please refer to Note 12 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information.
     Prior Domestic Senior Credit Agreement Fees and Expenses:

	September 28,	September 29,
	2007	2006	$ Change	% Change
Three months ended	$—	$14,823	$(14,823)	(100.0)%
Nine months ended	$—	$14,823	$(14,823)	(100.0)%
          Our prior domestic senior credit agreement fees and expenses resulted from the voluntary replacement of our prior domestic senior credit agreement with a new domestic senior credit agreement in October 2006. We were required to pay a prepayment fee of $5,000 as a result of the early termination of our prior agreement as well as $400 in other termination fees and expenses. The early termination also resulted in the impairment of $9,400 of unamortized fees and expense paid in 2005 associated with this agreement. In total, we recorded a charge of $14,800 in the third quarter of 2006 in connection with the termination of our prior domestic senior credit agreement.
     Consolidated Loss on Debt Reduction Initiatives:

	September 28,	September 29,
	2007	2006	$ Change	% Change
Three months ended	$—	$—	$—	0.0%
Nine months ended	$—	$12,483	$(12,483)	(100.0)%
          The consolidated loss on debt reduction initiatives for nine months ended September 29, 2006 results primarily from the debt reduction activities completed in the second quarter of 2006. The charge to income reflects a loss of $8,200 on the 2011 senior notes exchange transaction resulting primarily from the difference between the fair market value of the common shares issued and the carrying value of the 2011 senior notes exchanged, a loss of $3,900 on the 2011 senior notes redemption transaction resulting primarily from a make-whole premium payment, and a loss of $200 on the trust preferred securities and convertible notes redemptions resulting primarily from the write-off of deferred charges. The consolidated loss on the debt reduction initiatives for the nine months ended September 29, 2006 was offset by an improvement in consolidated shareholders’ deficit of $58,800, resulting from the issuance of the common shares.
     Consolidated Provision for Income Taxes:

	September 28,	September 29,
	2007	2006	$ Change	% Change
Three months ended	$35,439	$6,146	$29,293	476.6%
Nine months ended	$102,324	$52,487	$49,837	95.0%
          The consolidated tax provision is calculated by multiplying pre-tax income by the estimated annual effective tax rate. Our effective tax rate can fluctuate significantly from period to period and may differ significantly from the U.S. federal statutory rate as a result of the fact that most of our operating units are profitable and are recording a provision for non-U.S., national and/or local income taxes, while others are unprofitable and are unable to recognize a tax benefit for losses. Statement of Financial Accounting Standard, or SFAS, No. 109, “Accounting for Income Taxes,” requires us to reduce our deferred tax benefits by a valuation allowance when, based upon available evidence, it is more likely than not that the tax benefit of losses (or other deferred tax assets) will not be realized in the future. In periods when operating units subject to a valuation allowance generate pretax earnings, the corresponding reduction in the valuation allowance favorably impacts our effective tax rate.

          Our effective tax rate is, therefore, dependent on the location and amount of our taxable earnings and the effects of changes in valuation allowances. Compared to the U.S. statutory rate of 35%, our effective tax rate for the three and nine months ended September 28, 2007 and for the three and nine months ended September 29, 2006 were lower because of non-U.S. earnings being taxed at rates lower than the U.S. statutory rate and because of earnings in jurisdictions where we have previously recorded a full valuation allowance (primarily the United States). These variances were partially offset by losses subject to valuation allowance in certain other non-U.S. jurisdictions and other permanent differences. We monitor the jurisdictions for which valuation allowances against deferred tax assets were established in previous years. As we currently have positive earnings in most jurisdictions, we evaluate on a quarterly basis the need for the valuation allowances against deferred tax assets in those jurisdictions. Such evaluation includes a review of all available evidence, both positive and negative, in determining whether a valuation allowance is necessary.
          For statutory purposes, the majority of the U.S. federal tax benefits, against which valuation allowances have been established, do not expire until 2024 and beyond, based on current tax laws.
          As described further under “—Application of Critical Accounting Estimates” within this Item 2, we adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which we refer to as FIN 48, on December 30, 2006, the first day of fiscal year 2007.
     Consolidated EBITDA:

	September 28,	September 29,
	2007	2006	$ Change	% Change
Three months ended	$178,977	$95,059	$83,918	88.3%
Nine months ended	$459,872	$293,450	$166,422	56.7%
          Consolidated EBITDA for the three and nine months ended September 28, 2007 reflects increased volumes of business, increased margins and the overall strong operating performances in our Global E&C Group and in our Global Power Group along with $14,400 of income related to the favorable resolution of project claims and $8,600 of net asbestos-related gains. The increase in consolidated EBITDA for the nine months ended September 28, 2007 was partially offset by a $30,000 charge recorded in the second quarter of 2007 on a Global Power Group legacy project. Please refer to the section entitled “—Business Segments” within this Item 2 for further information.
          Consolidated EBITDA for the three months ended September 29, 2006 includes $36,100 of net asbestos-related gains and a $14,800 loss on termination of our prior domestic senior credit agreement. Consolidated EBITDA for the nine months ended September 29, 2006 includes $115,700 of net asbestos-related gains, a $14,800 loss on the early termination of our prior domestic senior credit agreement and a $12,500 loss on debt reduction initiatives.
          EBITDA is a supplemental financial measure not defined in generally accepted accounting principles, or GAAP. We define EBITDA as income before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because we believe it is an important supplemental measure of operating performance. EBITDA, after adjustment for certain unusual and infrequent items specifically excluded in the terms of our current and prior senior credit agreements, is used for certain covenants under our current and prior senior credit agreements. We believe that the line item on the condensed consolidated statement of operations and comprehensive income entitled “net income” is the most directly comparable GAAP financial measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net income as an indicator of operating performance or any other GAAP financial measure. EBITDA, as calculated by us, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information that is included in net income, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations; and

•	It does not include depreciation and amortization. Because we must utilize property, plant and equipment and intangible assets in order to generate revenues in our operations, depreciation and amortization are necessary and ongoing costs of our operations. Therefore, any measure that excludes depreciation and amortization has material limitations.
     A reconciliation of EBITDA to net income is shown below.

		Global	Global	C&F
	Total	E&C Group	Power Group	Group(1)
Three Months Ended September 28, 2007
EBITDA (2)	$178,977	$129,232	$58,390	$(8,645)

Less: Interest expense	(4,716)
Less: Depreciation and amortization	(9,721)

Income before income taxes	164,540
Provision for income taxes	(35,439)

Net income	$129,101

Three Months Ended September 29, 2006
EBITDA (3)	$95,059	$78,668	$20,371	$(3,980)

Less: Interest expense	(5,068)
Less: Depreciation and amortization	(8,018)

Income before income taxes	81,973
Provision for income taxes	(6,146)

Net income	$75,827

Nine Months Ended September 28, 2007
EBITDA (4)	$459,872	$395,364	$99,780	$(35,272)

Less: Interest expense	(14,652)
Less: Depreciation and amortization	(27,120)

Income before income taxes	418,100
Provision for income taxes	(102,324)

Net income	$315,776

Nine Months Ended September 29, 2006
EBITDA (5)	$293,450	$221,027	$56,342	$16,081

Less: Interest expense	(19,803)
Less: Depreciation and amortization	(22,284)

Income before income taxes	251,363
Provision for income taxes	(52,487)

Net income	$198,876

(1)	Includes general corporate income and expense, our captive insurance operation and eliminations.

(2)	Includes in the three months ended September 28, 2007: increased contract profit of $18,000 from the regular re-evaluation of contract profit estimates: $10,800 in our Global E&C Group and $7,200 in our Global Power Group; and a net gain of $8,600 recorded in our C&F Group on asbestos-related insurance settlements.

(3)	Includes in the three months ended September 29, 2006: increased/(decreased) contract profit of $(10,300) from the regular re-evaluation of contract profit estimates: $2,900 in our Global E&C Group and $(13,200) in our Global Power Group; a net gain of $36,100 recorded in our C&F Group on an asbestos-related insurance settlement; and an aggregate charge of $(14,800) recorded in our C&F Group in conjunction with the termination of our prior senior credit agreement.

(4)	Includes in the nine months ended September 28, 2007: increased/(decreased) contract profit of $34,100 from the regular re-evaluation of profit estimates: $50,500 in our Global E&C Group and $(16,400) in our Global Power Group; and a net gain of $8,600 recorded in our C&F Group on asbestos-related insurance settlements.

(5)	Includes in the nine months ended September 29, 2006: increased/(decreased) contract profit of $1,000 from the regular re-evaluation of contract profit estimates: $13,800 in our Global E&C Group and $(12,800) in our Global Power Group; a net gain of $115,700 recorded in our C&F Group on an asbestos-related insurance settlement; an aggregate charge of $(14,800) recorded in our C&F Group in conjunction with the termination of our prior senior credit agreement; and a net charge of $(12,500) recorded in our C&F Group in conjunction with certain debt reduction initiatives.
     Business Segments
          We use several financial metrics to measure the performance of our business segments. EBITDA, as discussed and defined above, is the primary earnings measure used by our chief operating decision makers.
     Global E&C Group

	Three Months Ended				Nine Months Ended
	September 28,	September 29,			September 28,	September 29,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Operating revenues	$951,402	$619,659	$331,743	53.5%	$2,626,816	$1,515,382	$1,111,434	73.3%

EBITDA	$129,232	$78,668	$50,564	64.3%	$395,364	$221,027	$174,337	78.9%

          Results
          The increases in operating revenues in the three and nine months ended September 28, 2007, compared to the corresponding periods of 2006, reflect increased volumes of work at all of our Global E&C Group operating units. Major projects in the Middle East, Australia, Asia-Pacific and Europe in the oil and gas, refining and chemical/petrochemical industries led the increase in activities.
          The increases in EBITDA in the three and nine months ended September 28, 2007, compared to the corresponding periods of 2006, result primarily from the increased volumes of work and improved margins at all of our Global E&C Group operating units. The markets served by our Global E&C Group remain strong and we believe there are capacity constraints in the engineering and construction industry. We increased our direct manpower by 17% in the first nine months of 2007, primarily in our United Kingdom, Indian, North American and Asian offices, to help capture the market growth. We plan to continue to expand our operational capacity throughout the remainder of 2007 and into 2008 through the combination of organic growth and selective acquisitions.
          Overview of Segment
          We expect the strong global economic growth and demand for oil and gas, petrochemicals and refined products that stimulated investment in new and expanded plants over the last 12 to 24 months to continue throughout the remainder of 2007 and into 2008.
          We anticipate that the higher levels of client investment in upstream oil and gas facilities that we are currently experiencing will continue in most regions, particularly in West Africa, the Middle East, Russia and the Caspian states. We believe that rising demand for natural gas in Europe, Asia and the United States, combined with a shortfall in indigenous production, will continue to act as a stimulant to the LNG business, both for LNG liquefaction plants and receiving terminals.

     We believe that the global refining system is currently running at very high utilization rates, overall global refining margins are strong and expect that global demand for transportation fuels will continue to increase. Additionally, the price differential between heavier, higher-sulfur crude oil and lighter, sweeter crudes remains wide relative to the historic average. These factors are continuing to stimulate refinery investment, particularly to process the heavier, higher-sulfur crudes.
     The crude price differential also creates financial incentives for upgrading lower-value refinery residue to higher-value transportation fuels, and we expect to see continued substantial investment in bottom-of-the-barrel upgrading projects in Europe, the Americas, the Middle East and in Asia. We believe that our clients will make additional investments in upgrading projects during the remainder of 2007 and into 2008. We have considerable experience and expertise in this area, including our proprietary delayed coking technology. As of September 28, 2007, we were working on 28 delayed coking projects, which allow refineries to upgrade lower quality crude oil or refinery residue to high value refined products such as transportation fuels. The projects we are executing include feasibility studies, front-end engineering and design, or FEED, contracts, delayed coking technology license agreements, engineering, procurement and construction supervision contracts and full engineering, procurement and construction contracts. These projects are located in North America, South America, Europe, the Middle East, Asia and the Indian sub-continent. We believe that our Global E&C Group’s proprietary delayed coking technology, know-how and extensive experience in designing and constructing delayed cokers place us in a good competitive position to continue to secure a significant share of this market.
     Refinery capacity constraints are generating an interest in additional refinery capacity, both greenfield and expansions. Major new investments in grassroots refineries have already commenced and additional investments are planned for the Middle East and Asia. Major expansions are also planned or underway in Asia and the Americas. We believe that most of the planned investment at refineries in the United States and Europe to meet the demands of clean fuels legislation is currently underway. However, refineries in the Middle East, North Africa and Asia are now embarking on similar programs, both to meet their own domestic environmental programs and to meet the product quality specifications in their export markets. We are currently working on refining projects and integrated refining/chemical projects in the Americas, Europe, the Middle East and Asia.
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
     Investment in new pharmaceutical production facilities slowed in 2004 and 2005. We believe this was attributable to a range of factors including industry cost pressure. Investment has been focused more on plant rationalization, upgrading and improvement projects than on major new greenfield production facilities. There are now indications of renewed interest in more significant plant investment, particularly in biotechnology (including vaccine) facilities, especially in some of the key pharmaceutical investment hubs – Singapore, the U.S., Ireland and Puerto Rico.

     Global Power Group

	Three Months Ended				Nine Months Ended
	September 28,	September 29,			September 28,	September 29,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Operating revenues	$348,470	$290,979	$57,491	19.8%	$1,014,944	$786,347	$228,597	29.1%

EBITDA	$58,390	$20,371	$38,019	186.6%	$99,780	$56,342	$43,438	77.1%

          Results
          The increases in operating revenues in the three and nine months ended September 28, 2007, as compared to the corresponding periods of 2006, result from execution on increased bookings that occurred largely in the early part of 2006 in our operations in North America, China and Europe.
          Our Global Power Group experienced higher levels of EBITDA in the three and nine months ended September 28, 2007, as compared to the corresponding periods of 2006, as a result of increased volumes of business and increased margins experienced by our operations in North America, China and Europe. In addition, EBITDA in the three and nine months ended September 28, 2007 included $14,400 related to the favorable resolution of project claims. The $14,400 impacted contract profit by $9,600, interest income by $4,000 and reduced other deductions by $800. EBITDA in the nine months ended September 28, 2007 was also adversely impacted by a $30,000 contingency taken in the second quarter of 2007 on a legacy engineering, procurement and construction project in Europe. The $30,000 contingency was in addition to a $25,000 contingency established during the fourth quarter of 2006 and other write-downs and profit reversals in 2004. This project was bid in 2001 and awarded in 2002, prior to the implementation of our current system of risk management controls and our Project Risk Management Group. The two plants involved in this project are completed and have been operating, but have experienced a series of technical issues, which largely involve corrosion in the front-end of the plant, which we believe is caused by the client’s use of fuel that is not within the contract specifications, as well as back-end corrosion of subcontractor-provided emissions control equipment and induction fans. The cause of the back-end corrosion, which we discovered during the second quarter of 2007 to be more extensive than previously determined, is under investigation. Working with the client, we have identified potential technical solutions to ameliorate the corrosive effects of the out-of-specification fuel, and together with the client we are in the process of evaluating those alternative solutions for the front-end corrosion. We are currently in dispute with our client and our subcontractor as to who is financially responsible for the required plant modifications. For further information, please see Note 12 to the condensed consolidated financial statements in this quarterly report on Form 10-Q.
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
          In North America, we believe the declining generating capacity reserves across the region, coupled with persistent high oil and natural gas pricing, is spurring market growth for large coal utility boilers. However, we are also seeing escalating plant costs and the concern for greenhouse gas emissions having a growing impact on this market.
          We believe plant price escalation is driven by the historically high demand for utility steam power plants globally and is a result of strained supply of some key components needed to build the new plants, such as steel, cement and labor. As in most markets, we believe price will have a dampening or smoothing effect to the up and down swings of this market.
     To capitalize on this business opportunity, our Global Power Group is actively marketing large-scale supercritical boiler technology in its key geographic markets as part of our utility boiler product portfolio. We have been successful in securing two projects based on supercritical technology: (i) a project in Poland where we will be supplying the world’s first supercritical circulating fluidized-bed, or CFB, boiler that will utilize Siemens advanced BENSON vertical tube supercritical steam technology and (ii) a project for the design and supply, or D&S, of a supercritical once-through pulverized-coal, or PC, steam boiler for a coal-fired generating facility located in West Virginia. This D&S project will be the first application of Siemens advanced BENSON vertical tube supercritical steam technology to a PC boiler. We believe that we can leverage these key project wins to further grow our position in the supercritical utility boiler market for both PC and CFB boilers.
     In anticipation of future greenhouse gas regulation, we are actively involved in developing oxy-combustion boiler technology designed to provide a practical solution to producing a concentrated stream of carbon-dioxide, or CO2, from a coal power plant. This CO2 stream could then be transported to a storage location in the most cost effective manner. To support the development and commercialization of this new technology, we have entered into two separate alliance agreements. One is with a large industrial gas company which allows us to co-pursue and develop specific key demonstration projects. Together we believe that we form a strong technology team for the successful development of the technology. In addition, we have entered into an alliance agreement with another organization to support the development of an oxy-combustion pilot testing facility to be built in Spain.
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
     The United States’ Environmental Protection Agency’s, or EPA’s, Clean Air Interstate Rule, which became effective during 2005, as well as the continued settlements of earlier New Source Review lawsuits brought against a number of utilities by the EPA, continue to drive a strong retrofit pollution control market, including add-on pollution control systems, such as low NOx combustion systems, selective catalytic reduction systems and flue gas desulphurization systems. We believe this market trend will benefit sales of our environmental products. We also believe that, due to reducing capacity margins (which represent the amount of unused available electric generating capacity as a percentage of total electric capacity), coal power plants for independent power producers and utilities are operating at greater capacity to produce more electricity, which, in turn, is spurring maintenance investment by owners. We also see evidence that owners are making larger capital investments in these plants to extend their useful lives. We believe these factors are helping to maintain a strong boiler service market, which should benefit our boiler service business.
     We believe that many of the same market forces discussed above are resulting in similar beneficial market trends for our Global Power Group business in Europe. We believe that declining power capacity reserves across the region, coupled with persistent high oil and natural gas pricing, are spurring market growth for large utility coal boilers. Similar to the market in North America, we are also seeing escalating plant costs and the concern for greenhouse gas emissions having a growing impact on restraining this market.

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
     From the industrial sector, driven by increasing power prices and high oil and gas pricing, we are seeing growth in the solid fuel industrial power market, which is benefiting sales of our industrial boilers. The European Union, or EU, has established regulation and incentive programs to encourage the use of biomass and other waste fuels, which we believe is spurring growth both in the industrial and utility sectors for our CFB boilers market. The EU’s landfill and waste recycling directives (which became effective in 2004) have opened a new market for our CFB boilers firing refuse-derived fuels. The EU’s Large Combustion Plant Directive, or LCPD (which has governed the emission regulation of utility boiler power plants in Europe over the last five years and continues to be revised to enforce even tighter emission standards), is expected to drive growth in the retrofit pollution control market, which should benefit our environmental products business. Due to the LCPD’s relatively mild first step reduction goals, we do not expect to see significant growth until after 2008 when the second phase of the program calls for tighter emission limits. Finally, coal power plants for independent power producers and utilities in Europe are operating at greater capacity to produce more electricity spurring maintenance and life extension investment by owners. Similar to the United States, reduced capacity margins are driving this market, which is having a positive effect on the volume of our boiler service sales.
     In Asia, we believe that high economic growth continues to drive strong power demand growth and demand for new power capacity. We believe that the region’s historically high coal use, now coupled with high world oil and gas pricing, will likely continue to drive growth for coal-fueled utility and industrial boilers in the region. The region contains some of the world’s largest utility and industrial boiler markets, such as China and India, offering opportunities to our Global Power Group businesses. Historically, it has been difficult for foreign companies to penetrate these markets due to national trade policies and client preference for local companies. To maximize our opportunities, we are continuing our licensing strategy, which allows us to gain access to these closed markets while also expanding our capacity and resources through our licensees allowing us to expand further in the global market place. Due to the region’s growing environmental awareness, including CO2 and its link to global warming, we see opportunities for our entire new boiler line from small industrial boilers to large utility supercritical boilers, as well as for our environmental retrofit products (such as low NOx combustion systems and coal pulverizers). Finally, reduced capacity margins are also resulting in coal power plants for independent power producers and utilities operating at greater capacity to produce more electricity, which in turn spurs maintenance and life extension investment by owners, offering further opportunity for our boiler services.

Liquidity and Capital Resources
     Year-to-Date 2007 Activities
     As of September 28, 2007, we had cash and cash equivalents on hand, short-term investments and restricted cash totaling $883,100, compared to $630,000 as of December 29, 2006. The increase results primarily from cash provided by operations of $238,500, cash provided by financing activities of $20,600 and favorable exchange rate changes on cash and cash equivalents of $21,200, partially offset by cash used in investing activities of $30,900. Of the $883,100 total at September 28, 2007, $692,300 was held by our foreign subsidiaries.
     Cash provided by operations in the first nine months of 2007 was $238,500, compared to $133,600 in the first nine months of 2006. The cash provided by operations in the first nine months of 2007 is attributable primarily to our strong operating performance, partially offset by making $35,000 of mandatory and discretionary contributions to our domestic pension plan and funding $30,500 of asbestos liability indemnity payments and defense costs. The cash provided by operations in the first nine months of 2006 is attributable primarily to the strong operating performance of our Global E&C Group, partially offset by funding $30,200 of asbestos liability indemnity payments and defense costs. Our working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of our contracts. Working capital in our Global E&C Group tends to rise as the workload of reimbursable contracts increases since services are rendered prior to billing clients while working capital tends to decrease in our Global Power Group when the workload increases as cash tends to be received prior to ordering materials and equipment.
     Cash used in investing activities in the first nine months of 2007 was $30,900, compared to $16,000 in the comparable period of 2006. The cash used in investing activities in the first nine months of 2007 is attributable primarily to capital expenditures of $33,500 (which includes $10,600 of expenditures in FW Power S.r.L. as we continue construction of the electric power generating wind farm projects in Italy), an increase in cash subject to restrictions of $2,800, the $1,500 purchase of a Finnish company that owns patented coal flow measuring technology and a $4,800 payment made in September 2007 related to the FW Power acquisition from 2006, partially offset by a $6,300 distribution from our unconsolidated affiliates and proceeds from the sale of assets of $6,700. The cash used in investing activities in the first nine months of 2006 is attributable primarily to capital expenditures of $19,400 and an increase in investments in and advances to unconsolidated affiliates of $3,400, partially offset by a reduction in cash subject to restrictions of $4,800 and proceeds from asset sales of $1,500. Other than the construction expenditures related to FW Power S.r.L., the capital expenditures related primarily to leasehold improvements, information technology equipment and office equipment at our Global E&C Group offices in the United Kingdom, India, Continental Europe and Asia-Pacific. These expenditures reflect the increased volumes of business.
     Cash provided by financing activities in the first nine months of 2007 was $20,600, compared to $7,000 in the comparable period in 2006. The cash provided by financing activities in the first nine months of 2007 reflects primarily stock option and warrant proceeds, partially offset by the repayment of our convertible notes, which matured in June 2007, and a scheduled payment on our limited-recourse project debt. The cash provided by financing activities in the first nine months of 2006 reflects primarily warrant offer and stock option proceeds, partially offset by the redemption of our 2011 senior notes and trust preferred securities.

     Outlook
     Our liquidity forecasts cover, among other analyses, existing cash balances, cash flows from operations, cash repatriations from non-U.S. subsidiaries, working capital needs, unused credit line availability and claims recoveries and proceeds from asset sales, if any. These forecasts extend over a rolling 12-month period and continue to indicate that our existing cash balances and forecasted net cash provided from operating activities will be sufficient to fund our operations throughout the next 12 months. The majority of our cash balances are invested in short-term interest bearing accounts. As we did in the first quarter of 2007, we are considering investing some of our cash in longer-term investment opportunities, including the reduction of certain liabilities such as unfunded pension liabilities and/or the acquisition of other entities or operations in the engineering and construction industry.
     It is customary in the industries in which we operate to provide standby letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. We believe that we will have sufficient letter of credit capacity from existing facilities throughout the next 12 months.
     We are required in certain circumstances to provide security to banks and sureties to obtain new standby letters of credit, bank guarantees and performance bonds. Certain of our foreign subsidiaries are required to and have cash collateralized $6,600 and $5,300 of their bonding requirements as of September 28, 2007 and December 29, 2006, respectively.
     Our domestic operating entities do not generate sufficient cash flow to fund our obligations related to corporate overhead expenses and asbestos liabilities. Consequently, we require cash repatriations from our non-U.S. subsidiaries in the normal course of our operations to meet our domestic cash needs and have successfully repatriated cash for many years. We repatriated $98,900 and $112,400 from our non-U.S. subsidiaries in the first nine months of 2007 and 2006, respectively. Our current 2007 forecast assumes total cash repatriation from our non-U.S. subsidiaries of approximately $134,600 from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends.
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
     We have funded $30,500 of the asbestos liability indemnity payments and defense costs from our cash flow in the first nine months of 2007, net of the cash received from insurance settlements. We expect net positive cash inflows of $1,500 in the fourth quarter of 2007 from our asbestos management program. The estimated positive fourth quarter of 2007 net cash inflow represents the excess of our estimated cash receipts from existing insurance settlements over our estimated indemnity payments and defense costs. For all of 2007, we are estimating a net cash outflow of $29,000 from our asbestos management program. As we continue to collect cash from insurance settlements and assuming no increase in our asbestos insurance liability or any future insurance settlements, the asbestos insurance receivable recorded on our balance sheet will continue to decrease.
     On May 4, 2007, we executed an amendment to our domestic senior credit agreement to increase the facility by $100,000 to $450,000, to reduce the pricing on a portion of the letters of credit issued under the facility and to restore an “accordion” feature, which permits further incremental increases of up to $100,000 in total availability under the facility. We had $312,400 and $189,000 of letters of credit outstanding under our domestic senior credit agreement as of September 28, 2007 and December 29, 2006, respectively. The letter of credit fees now range from 1.50% to 1.60%. We do not intend to borrow under our domestic senior revolving credit facility during 2007.
     Please refer to Note 4 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for further information regarding our debt obligations.

     We have not declared or paid a common share dividend since July 2001 and we do not have any plans to declare or pay any common share dividends. Our current credit agreement contains limitations on dividend payments.
     Capital Structure
     We have the following common shares and common share equivalents as of October 31, 2007:

		Common
	Outstanding	Share
	Units	Equivalents
Common shares	71,835,337	71,835,337
Convertible preferred shares	3,063	199,595
Stock options	727,842	727,842
Class A common share purchase warrants	207,608	349,633
Restricted share units	86,926	86,926

Common shares and common share equivalents outstanding		73,199,333
Common shares available for issuance		74,802,996

Authorized common shares		148,002,329

     Each convertible preferred share is convertible at the holder’s option into 65 common shares. Each Class A warrant entitles its owner to purchase 1.6841 common shares at an exercise price of $9.378 per common share. The Class A warrants are exercisable on or before September 24, 2009. The remaining outstanding Class B warrants expired on September 24, 2007.
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
     Backlog measured in Foster Wheeler scope reflects the dollar value of backlog excluding third-party costs incurred by us on a reimbursable basis as agent or principal, which we refer to as flow-through costs. Foster Wheeler scope measures the component of backlog with mark-up and corresponds to our services plus fees for reimbursable contracts and total selling price for lump-sum contracts.

	September 28, 2007			September 29, 2006
	Global	Global		Global	Global
	E&C	Power		E&C	Power
	Group	Group	Total	Group	Group	Total
NEW ORDERS BY PROJECT LOCATION (FUTURE REVENUES):
Three Months Ended:
North America	$131,000	$73,100	$204,100	$142,200	$119,600	$261,800
South America	7,400	10,800	18,200	1,300	33,500	34,800
Europe	163,800	196,300	360,100	349,700	53,100	402,800
Asia	1,022,100	20,000	1,042,100	1,088,300	39,900	1,128,200
Middle East	104,200	400	104,600	99,800	—	99,800
Australasia and other	143,500	5,900	149,400	66,800	1,900	68,700

Total	$1,572,000	$306,500	$1,878,500	$1,748,100	$248,000	$1,996,100

Nine Months Ended:
North America	$214,700	$639,900	$854,600	$279,400	$648,700	$928,100
South America	13,600	79,400	93,000	11,700	80,500	92,200
Europe	567,800	531,200	1,099,000	615,800	235,800	851,600
Asia	1,455,300	140,200	1,595,500	1,276,000	84,600	1,360,600
Middle East	355,700	5,200	360,900	1,011,600	1,300	1,012,900
Australasia and other	268,100	7,200	275,300	275,700	2,900	278,600

Total	$2,875,200	$1,403,100	$4,278,300	$3,470,200	$1,053,800	$4,524,000

NEW ORDERS BY INDUSTRY (FUTURE REVENUES):
Three Months Ended:
Power generation	$12,700	$275,300	$288,000	$90,600	$218,300	$308,900
Oil refining	274,000	—	274,000	822,100	—	822,100
Pharmaceutical	21,800	—	21,800	35,800	—	35,800
Oil and gas	176,700	—	176,700	166,200	—	166,200
Chemical/petrochemical	1,073,200	—	1,073,200	562,300	—	562,300
Power plant operation and maintenance	—	31,200	31,200	—	29,700	29,700
Environmental	7,300	—	7,300	81,500	—	81,500
Other, net of eliminations	6,300	—	6,300	(10,400)	—	(10,400)

Total	$1,572,000	$306,500	$1,878,500	$1,748,100	$248,000	$1,996,100

Nine Months Ended:
Power generation	$20,400	$1,313,600	$1,334,000	$93,200	$972,300	$1,065,500
Oil refining	978,000	—	978,000	1,294,900	—	1,294,900
Pharmaceutical	80,500	—	80,500	84,800	—	84,800
Oil and gas	462,500	—	462,500	425,700	—	425,700
Chemical/petrochemical	1,266,900	—	1,266,900	1,451,400	—	1,451,400
Power plant operation and maintenance	—	89,500	89,500	—	81,500	81,500
Environmental	25,400	—	25,400	96,200	—	96,200
Other, net of eliminations	41,500	—	41,500	24,000	—	24,000

Total	$2,875,200	$1,403,100	$4,278,300	$3,470,200	$1,053,800	$4,524,000

	September 28, 2007			September 29, 2006
	Global	Global		Global	Global
	E&C	Power		E&C	Power
	Group	Group	Total	Group	Group	Total
BACKLOG (FUTURE REVENUES) BY CONTRACT TYPE:
Lump-sum turnkey	$116,300	$525,000	$641,300	$246,500	$318,500	$565,000
Other fixed-price	401,900	655,900	1,057,800	493,000	880,200	1,373,200
Reimbursable	4,385,800	199,700	4,585,500	4,107,700	47,000	4,154,700
Eliminations	(10,500)	(1,000)	(11,500)	(29,800)	6,300	(23,500)

Total	$4,893,500	$1,379,600	$6,273,100	$4,817,400	$1,252,000	$6,069,400

BACKLOG (FUTURE REVENUES) BY PROJECT LOCATION:
North America	$218,900	$542,200	$761,100	$234,300	$638,600	$872,900
South America	12,200	86,900	99,100	73,700	76,100	149,800
Europe	642,500	616,200	1,258,700	627,200	403,700	1,030,900
Asia	2,265,400	127,700	2,393,100	1,305,000	130,300	1,435,300
Middle East	1,205,900	600	1,206,500	1,663,400	800	1,664,200
Australasia and other	548,600	6,000	554,600	913,800	2,500	916,300

Total	$4,893,500	$1,379,600	$6,273,100	$4,817,400	$1,252,000	$6,069,400

BACKLOG (FUTURE REVENUES) BY INDUSTRY:
Power generation	$101,000	$1,263,100	$1,364,100	$154,400	$1,124,000	$1,278,400
Oil refining	1,761,200	—	1,761,200	1,737,500	—	1,737,500
Pharmaceutical	58,000	—	58,000	138,700	—	138,700
Oil and gas	718,700	—	718,700	1,149,300	—	1,149,300
Chemical/petrochemical	2,186,100	—	2,186,100	1,539,400	—	1,539,400
Power plant operation and maintenance	—	116,500	116,500	—	128,000	128,000
Environmental	42,200	—	42,200	81,400	—	81,400
Other, net of eliminations	26,300	—	26,300	16,700	—	16,700

Total	$4,893,500	$1,379,600	$6,273,100	$4,817,400	$1,252,000	$6,069,400

FOSTER WHEELER SCOPE IN BACKLOG	$1,672,100	$1,366,500	$3,038,600	$1,759,500	$1,237,700	$2,997,200

E&C MAN-HOURS IN BACKLOG (in thousands)	13,300		13,300	13,300		13,300

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
Application of Critical Accounting Estimates
     Our condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Management and the Audit Committee of our Board of Directors approve the critical accounting policies.
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
     Our subsidiaries file income tax returns in numerous tax jurisdictions, including the United States, several U.S. states and several non-U.S. jurisdictions, primarily in Europe and Asia. Tax returns are also filed in jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by the various jurisdictions in which we operate. Because of the number of jurisdictions in which we file tax returns, in any given year the statute of limitations in certain jurisdictions may expire without examination within the 12-month period from the balance sheet date. As a result, we expect recurring changes in unrecognized tax benefits due to the expiration of the statute of limitations, none of which are expected to be individually significant. With few exceptions, we are no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before 2002.
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
     As of the adoption date, we had $44,800 of unrecognized tax benefits, of which $44,300 would, if recognized, affect our effective tax rate. There were no material changes in this amount during the nine months ended September 28, 2007.
     In our condensed consolidated statement of operations, we recognize interest accrued on the unrecognized tax benefits in interest expense and penalties on the unrecognized tax benefits in other deductions. We recorded $1,100 and $1,900 in interest expense and penalties for the three and nine months ended September 28, 2007, respectively. We had $24,200 accrued for the payment of interest and penalties as of September 28, 2007.
Accounting Developments
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are still evaluating whether we want to adopt this new optional standard.

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
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting in the quarter ended September 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
          These risks may be exacerbated by the length of time between signing a contract and completing the project because most lump-sum or fixed-price projects are long-term. In addition, we sometimes bear the risk of delays caused by unexpected conditions or events. Long-term, fixed-price projects often make us subject to penalties if portions of the project are not completed in accordance with agreed-upon time limits. Therefore, significant losses can result from performing large, long-term projects on a lump-sum basis. These losses may be material, including in some cases up to or slightly exceeding the full contract value in certain events of non-performance, and could negatively impact our business, financial condition, results of operations and cash flow.
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
     As of September 28, 2007, we had cash, cash equivalents, short-term investments and restricted cash of $883,100, of which $692,300 was held by our non-U.S. subsidiaries. Our fiscal year 2007 forecast assumes total cash repatriation from our non-U.S. subsidiaries of approximately $134,600 from royalties, management fees, intercompany loans, debt service on intercompany loans and/or dividends. There can be no assurance that the forecasted foreign cash repatriation will occur as our non-U.S. subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, to comply with covenants and for other general corporate purposes. The repatriation of funds may also subject those funds to taxation.
Our international operations involve risks that may limit or disrupt operations, limit repatriation of cash, increase foreign taxation or otherwise materially adversely affect our business, financial condition, results of operations and cash flow.
     We have substantial international operations that are conducted through foreign and domestic subsidiaries, as well as through agreements with foreign joint venture partners. Our international operations accounted for approximately 80% of our operating revenues and substantially all of our operating cash flow in the first nine months of 2007. We have international operations in Eastern and Western Europe, Asia, Australia, Africa, the Middle East and South America. Additionally, we purchase materials and equipment on a worldwide basis. Our foreign operations are subject to risks that could materially adversely affect our business, financial condition, results of operations and cash flow, including:

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
     The asset recorded on our condensed consolidated balance sheet represents our best estimate of settled and probable future insurance settlements relating to our domestic liability for pending and estimated future asbestos claims through year-end 2021. The estimate of recoveries from unsettled insurers in the insurance litigation discussed below is based upon the application of New Jersey law to certain insurance coverage issues and assumptions relating to cost allocation and other factors. The insurance asset also includes an estimate of the amount of recoveries under existing settlements with other insurers. On February 13, 2001, litigation was commenced against certain of our subsidiaries by certain of our insurers seeking to recover from other insurers amounts previously paid by them and to adjudicate their rights and responsibilities under our subsidiaries’ insurance policies. As of September 28, 2007, we estimated the value of our asbestos insurance asset contested by our subsidiaries’ insurers in this litigation at $26,500. While this litigation has been pending, we have had to cover a substantial portion of our settlement payments and defense costs out of our cash flow.
     Certain of our subsidiaries have entered into settlement agreements calling for certain insurers to make lump-sum payments, as well as payments over time, for use by our subsidiaries to fund asbestos-related indemnity and defense costs and, in certain cases, for reimbursement for portions of out-of-pocket costs that we previously have incurred. We entered into two additional settlements in 2007 and we intend to continue to attempt to negotiate additional settlements where achievable on a reasonable basis in order to minimize the amount of future costs that we would be required to fund out of the cash flow generated from our operations. Unless we settle the remaining unsettled insurance asset at amounts significantly in excess of our current estimates, it is likely that the amount of our insurance settlements will not cover all future asbestos-related costs and we will continue to fund a portion of such future costs, which will reduce our cash flow and our working capital. Additionally, certain of the settlements with insurance companies during the past several years were for fixed dollar amounts that do not change as the liability changes. Accordingly, increases in the asbestos liability will not result in an equal increase in the insurance asset.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Memorandum of Association of Foster Wheeler Ltd. (Filed as Annex II to Foster Wheeler Ltd.’s Form S-4/A (File No. 333-52468) filed on March 9, 2001, and incorporated herein by reference.)

3.2	Memoranda of Reduction of Share Capital and Memorandum of Increase in Share Capital each dated December 1, 2004. (Filed as Exhibit 99.2 to Foster Wheeler Ltd.’s Form 8-K, dated November 29, 2004 and filed on December 2, 2004, and incorporated herein by reference.)

3.3	Certificate of Designation relating to Foster Wheeler Ltd.’s Series B Convertible Preferred Shares, adopted on September 24, 2004. (Filed as Exhibit 3.1 to Foster Wheeler Ltd.’s Form 10-Q for the quarter ended September 24, 2004, and incorporated herein by reference.)

3.4	Bye-Laws of Foster Wheeler Ltd., amended May 9, 2006. (Filed as Exhibit 3.2 to Foster Wheeler Ltd.’s Form 8-K, dated May 9, 2006 and filed on May 12, 2006, and incorporated herein by reference.)

10.1	Consulting Agreement, dated September 1, 2007, between John T. La Duc and Foster Wheeler Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Raymond J. Milchovich

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Franco Baseotto

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOSTER WHEELER LTD. (Registrant)
Date: November 7, 2007	/s/ Raymond J. Milchovich
Raymond J. Milchovich
Chairman and Chief Executive Officer

Date: November 7, 2007	/s/ Franco Baseotto
Franco Baseotto
Executive Vice President and Chief Financial Officer